Form 10-K
period 1994-12-31
SUNTRUST BANKS INC
filed 1995-02-22
CIK 750556

                                  Form 10-K
                      Securities and Exchange Commission
                            Washington, D.C.20549
         Annual Report Pursuant to Section 13 or 15(d)of the Securities
                             Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1994
                        Commission file number 1-8918

                             SunTrust Banks, Inc.
                    Incorporated in the State of Georgia
              I.R.S. Employer Identification Number 58-1575035
               Address: 25 Park Place, N.E., Atlanta, GA 30303
                         Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock - $1.00 par value. which is registered on the New York Stock Exchange.
     As of January 31, 1994, SunTrust had 115,624,075 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on January 31, 1995 was approximately $5.8 billion.
     SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Documents Incorporated By Reference

Part III information is incorporated herein by reference, pursuant to Instruction G of Schedules and Reports on Form 10-K, from SunTrust's Proxy Statement for its 1994 Annual Shareholders' Meeting, which will be filed with the Commission by April 30, 1995. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below, which is included as an exhibit hereto.

Annual Report
Part                                                      Page Number
- ------------------------------------------------     ---------------------
PART I
Item 1     Business                                  AR-1, AR-3 thru AR-37
Item 2     Properties                                AR-37
Item 3     Legal Proceedings                         AR-37
Item 4     Not Applicable

PART II
Item 5     Market for the Registrant's Common
           Equity and Related Stockholder            AR-2, AR-5, AR-29,
           Matters                                   AR-35, AR-64
Item 6     Selected Financial Data                   AR-5
Item 7     Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                AR-3 thru AR-34
Item 8     Financial Statements and                  AR-28 thru AR-34,
           Supplementary Data                        AR-38 thru AR-63
Item 9     Not Applicable

PART III
Item 10    Directors and Executive Officers of
           the Registrant                            Proxy Statement
Item 11    Executive Compensation                    Proxy Statement
Item 12    Security Ownership of Certain
           Beneficial Owners and Management          Proxy Statement
Item 13    Certain Relationships and Related
           Transactions                              Proxy Statement

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

Financial Statements Filed.  See "Index to Consolidated Financial
Statements" on page 72 of this Form 10-K.
     All financial statement schedules are omitted because the data is either not applicable or is discussed in the financial statements or related footnotes.
     The Company's Articles of Incorporation, By-laws, certain instruments defining the rights of securities holders, including designations of the terms of outstanding indentures, constituent instruments relating to various employee benefit plans, and a statement setting forth the computation of per share earnings and certain other documents are filed as Exhibits to this Report or incorporated by reference herein pursuant to the Securities Exchange Act of 1934.

3.   Exhibit Index
                                                                Sequential
                                                                   Page
Exhibit                       Description                         Number

3.1      Amended and Restated Articles of Incorporation of           *
         SunTrust Banks, Inc. ("SunTrust") effective as of
         November 14, 1989, incorporated by reference to
         Exhibit 3.1 to Registrant's Annual Report on 10-K for the year ended December 31, 1989.

3.2      Amended and Restated Bylaws of SunTrust effective as        *
         of February 12, 1991, incorporated by reference to
         Exhibit 3.2 to Registrant's Annual Report on 10-K for the year ended December 31, 1990.

4.1      Indenture Agreement between SunTrust and Morgan             *
         Guaranty Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-00084.

4.2      Indenture Agreement between SunTrust and                    *
         Manufacturers Hanover Trust Company, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-12186.

4.3      Indenture between SunTrust and PNC, N.A., as Trustee,       *
         incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.

4.4      Indenture between SunTrust and The First National           *
         Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement
         No. 33-62162.

Executive Compensation Plans and Arrangements:

10.1     SunTrust Banks, Inc. Supplemental Executive Plan, as        *
         amended and restated effective February 13, 1990, incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on 10-K for the year ended
         December 31, 1989.

10.2     SunTrust Banks, Inc. Performance Unit Plan, as              *
         amended and restated effective November 8, 1988, incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

10.3     SunTrust Banks, Inc. Performance Unit Plan dated
         January 4, 1995.                                             7

10.4     SunTrust Banks, Inc. Management Incentive Plan dated
         January 4, 1995.                                            15

10.5     SunTrust Banks, Inc. Management Incentive Plan              *
         Deferred Compensation Fund, effective January 1,
         1986, incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.6     SunTrust Banks, Inc. Executive Stock Plan,                  *
         incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on 10-K for the year ended
         December 31, 1989.

10.7     SunTrust Banks, Inc. 1995 Executive Stock Plan

10.8     Trust Company of Georgia 1977 Employee Stock Option         *
         Plan, as amended, incorporated by reference to Exhibit
         A to Prospectus and Proxy Statement to Post-Effective
         Amendment No. 1 to Registration Statement No. 2-92421.

10.9     Amendment to Trust Company of Georgia 1977 Employee         *
         Stock Option Plan and Consent to Adoption by SunTrust
         Banks, Inc., effective July 1, 1985, incorporated by reference to Exhibit 19(d) to SunTrust's Form 10-Q for the quarter ended June 30, 1985.

10.10    Directors Deferred Compensation Plan, incorporated by       *
         reference to Exhibit 10.8 to Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1993.

11       Statement re computation of per share earnings.             33

12       Ratio of Earnings to Fixed Charges.                         34

13       SunTrust's 1994 Annual Report to Shareholders.              35

21       SunTrust Subsidiaries.                                      99

22       SunTrust's Proxy Statement relating to the 1995              *
         Annual Meeting of Shareholders, dated February 22,
         1995.

23       Consent of Independent Public Accountants.                 101

27       Financial Data Schedule                                    102

     Certain instruments defining rights of holders of long-term debt of SunTrust and its subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. At the Commission's request, SunTrust agrees to give the Commission a copy of any instrument with respect to long-term debt of SunTrust and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed under which the total amount of debt securities authorized does not exceed ten percent of the total assets of SunTrust and its subsidiaries on a consolidated basis.

*  Incorporated by reference.


Certain statistical data required by the Securities and Exchange Commission are included on pages 39-68.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 14, 1995 by the undersigned, thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

By: /s/ James B. Williams
    Chairman of the Board of Directors
      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 14, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.

By: /s/ James B. Williams
    Chairman of the Board of Directors
      and Chief Executive Officer

By: /s/ L. Phillip Humann
    President

By: /s/ John W. Spiegel
    Executive Vice President and
      Chief Financial Officer

By: /s/ William P. O'Halloran
    Senior Vice President and Controller
      (Chief Accounting Officer)


/s/ J. Hyatt Brown                Director
J. Hyatt Brown

/s/ James D. Camp, Jr.            Director
James D. Camp, Jr.

/s/ Warren M. Cason               Director
Warren M. Cason

/s/ Roberto C. Goizueta           Director
Roberto C. Goizueta

/s/ T. Marshall Hahn, Jr.         Director
T. Marshall Hahn, Jr.

/s/ David H. Hughes               Director
David H. Hughes

/s/ Joseph L. Lanier, Jr.         Director
Joseph L. Lanier, Jr.

/s/ H.G. Patillo                  Director
H.G. Patillo

/s/ Scott L. Probasco, Jr.        Director
Scott L. Probasco, Jr.

/s/ Robert W. Scherer             Director
Robert W. Scherer

/s/ J. Walter Tucker, Jr.         Director
J. Walter Tucker, Jr.

/s/ James H. Williams             Director
James H. Williams