Form 10-Q
period 1995-03-31
SUNTRUST BANKS INC
filed 1995-05-11
CIK 750556

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the Quarterly Period Ended March 31, 1995
                        Commission File Number 1-8918

                            SUNTRUST BANKS, INC.
           (Exact name of registrant as specified in its charter)



   Georgia                                                     58-1575035
   (State or other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                       Identification No.)


               25 Park Place, N.E., Atlanta, Georgia     30303
           (Address of principal executive offices)    (Zip Code)


                               (404) 588-7711
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  __X__      No _____

At April 30, 1995, 115,048,853 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                 Page No.

Consolidated Statements of Income
    Three months ended March 31, 1995 and 1994            4

Consolidated Balance Sheets
    March 31, 1995, December 31, 1994 and March           5
    31, 1994

Consolidated Statements of Cash Flow
    Three months ended March 31, 1995 and 1994            6

Consolidated Statements of Shareholders' Equity
    Three months ended March 31, 1995 and 1994            7




The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year 1995.

Fully diluted per common share data have not been presented because there were no material differences between such amounts and the per common share data as presented. Earnings per common share were based on the weighted average common equivalent shares outstanding for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MD&A of the Registrant is included on pages 9 through 20.

CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months
                                                          Ended March 31
(Dollars in thousands except per share data)<F1>         1995          1994
Interest Income
  Interest and fees on loans                           $594,972      $451,714
  Interest and dividends on investment securities
    Taxable interest                                    101,768       103,624
    Tax-exempt interest                                  14,475        17,602
    Dividends (1)                                         6,665         6,089
  Interest on funds sold                                  7,656         3,052
  Interest on deposits in other banks                       305         4,006
  Other interest                                            684           495
      Total interest income                             726,525       586,582
Interest Expense
  Interest on deposits                                  235,909       146,886
  Interest on funds purchased                            50,907        25,298
  Interest on other short-term borrowings                11,438        10,214
  Interest on long-term debt                             16,394        14,799
      Total interest expense                            314,648       197,197
Net Interest Income                                     411,877       389,385
Provision for loan losses                                25,469        33,917
Net interest income after provision for loan losses     386,408       355,468

Noninterest Income
  Trust income                                           65,130        63,861
  Service charges on deposit accounts                    53,844        56,175
  Other charges and fees                                 28,228        31,681
  Credit card fees                                       16,206        14,031
  Securities gains (losses)                                (343)        2,757
  Other noninterest income                               13,818        12,046
      Total noninterest income                          176,883       180,551

Noninterest Expense
  Salaries and other compensation                       162,419       160,790
  Employee benefits                                      28,511        26,625
  Net occupancy expense                                  31,467        31,117
  Equipment expense                                      26,495        25,927
  FDIC premiums                                          16,506        16,549
  Marketing and community relations                      13,952        12,415
  Postage and delivery                                    9,466         8,725
  Other noninterest expense                              69,290        63,811
      Total noninterest expense                         358,106       345,959
Income before income taxes                              205,185       190,060
Provision for income taxes                               69,149        62,987
      Net Income                                       $136,036      $127,073

Average common equivalent shares                    115,543,050   121,657,148
Net income per average common share                       $1.18         $1.04
Dividends declared per common share                        0.36          0.32

(1) Includes dividends on common stock of
      The Coca-Cola Company                               5,309         4,706

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                  March 31      December 31   March 31
(Dollars in thousands)<F1>                           1995          1994          1994
Assets
  Cash and due from banks                          $2,219,672    $2,595,071    $2,302,519
  Interest-bearing deposits in other banks             11,074        56,040       441,008
  Trading account                                      52,504        98,110        74,014
  Investment securities (1)                         9,410,153     9,318,521    10,266,321
  Funds sold                                          646,443       940,656       312,738

  Loans                                            29,234,686    28,548,887    25,903,934
  Reserve for loan losses                            (660,985)     (647,016)     (588,055)
      Net loans                                    28,573,701    27,901,871    25,315,879

  Premises and equipment                              719,498       714,666       717,158
  Intangible assets                                   232,646       237,416       249,990
  Customers' acceptance liability                      44,723        39,813        94,320
  Other assets                                        849,732       806,921       802,283
      Total assets                                $42,760,146   $42,709,085   $40,576,230

Liabilities
  Noninterest-bearing deposits                     $7,140,499    $7,653,776    $7,530,359
  Interest-bearing deposits                        24,133,572    24,564,640    23,330,084
      Total deposits                               31,274,071    32,218,416    30,860,443
  Funds purchased                                   4,991,016     4,351,896     2,985,051
  Other short-term borrowings                         789,673       785,653     1,195,674
  Long-term debt                                      930,142       930,447       953,930
  Acceptances outstanding                              44,723        39,813        94,320
  Other liabilities                                 1,029,636       929,529     1,002,285
      Total liabilities                            39,059,261    39,255,754    37,091,703

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued
  Common stock, $1.00 par value; 350,000,000
    shares authorized (2)                             130,461       130,461       130,461
  Additional paid in capital                          437,621       438,309       442,220
  Retained earnings                                 3,115,515     3,020,985     2,743,618
  Treasury stock and other (3)                       (733,900)     (706,499)     (439,289)
      Realized shareholders' equity                 2,949,697     2,883,256     2,877,010
  Unrealized gains (losses) on investment
    securities, net of taxes                          751,188       570,075       607,517
      Total shareholders' equity                    3,700,885     3,453,331     3,484,527
      Total liabilities and shareholders' equity  $42,760,146   $42,709,085   $40,576,230

(1) Includes unrealized gains (losses) on
      investment securities                        $1,211,713      $916,578      $981,587
(2) Common shares outstanding                     115,322,830   115,679,426   121,247,679
(3) Treasury shares of common stock                15,137,814    14,781,218     9,212,965

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                          Three Months
                                                         Ended March 31
(In thousands)<F1>                                      1995          1994
Cash flow from operating activities:
 Net income                                           $136,036      $127,073
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         32,332        33,993
  Provision for loan losses                             25,470        33,917
  Provision for losses on other real estate                847         2,731
  Amortization of compensation element of
   restricted stock                                      1,522             -
  Securities (gains) and losses, net                       344        (2,757)
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net             (3,933)       (4,865)
  Recognition of unearned loan income                  (20,334)      (53,454)
  Change in period-end balances of:
    Trading account                                     45,606        38,508
    Interest receivable                                    358        (4,345)
    Prepaid expenses                                   (21,738)      (21,682)
    Other assets                                       (25,333)          (90)
    Taxes payable                                       64,508        64,028
    Interest payable                                    (5,589)       (6,699)
    Other accrued expenses                             (64,799)      (14,757)
    Net cash provided by operating activities          165,297       191,601

Cash flow from investing activities:
 Proceeds from maturities of investment securities     278,462     1,047,220
 Proceeds from sales of investment securities           79,348     1,122,176
 Purchase of investment securities                    (157,966)   (2,039,726)
 Net (increase) decrease in loans                     (681,948)     (238,754)
 Capital expenditures                                  (29,178)      (26,999)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                12,584        37,758
 Net inflow (outflow) from bank acquisitions                 -       (33,411)
 Other                                                    (514)        1,548
   Net cash provided(used) by investing activities    (499,212)     (130,188)

Cash flow from financing activities:
 Net increase (decrease) in deposits                  (944,345)       43,618
 Net increase (decrease) in funds purchased and
  other short-term borrowings                          643,140      (716,998)
 Proceeds from the issuance of long-term debt            2,040       318,884
 Repayment of long-term debt                            (2,345)         (264)
 Proceeds from the exercise of stock options             1,400         2,001
 Payments to acquire treasury stock                    (39,047)      (68,524)
 Dividends paid                                        (41,506)      (38,812)
    Net cash provided by financing activities         (380,663)     (460,095)
Net decrease in cash and cash equivalents             (714,578)     (398,682)
Cash and cash equivalents at beginning of period     3,591,767     3,454,947
Cash and cash equivalents at end of period          $2,877,189    $3,056,265

Supplemental Disclosure
Interest paid                                         $320,237      $203,896
Taxes paid                                              12,413         6,891

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                                              Unrealized
                                                          Additional               Treasury   Gains (Losses)
                                                Common      Paid in    Retained    Stock and  on Securities
(In thousands)<F1>                               Stock      Capital    Earnings    Other<F2>  Net of Taxes   Total
Balance, January 1, 1994                        $130,461    $444,941  $2,655,357   ($384,951)   $763,775  $3,609,583
Net income                                             -           -     127,073           -           -     127,073
Cash dividends declared on common
   stock, $0.32 per share                              -           -     (38,812)          -           -     (38,812)
Proceeds from exercise of stock options                -      (2,996)          -       4,997           -       2,001
Conversion of convertible debentures                   -           -           -           -           -           -
Acquisition of treasury stock                          -           -           -     (68,524)          -     (68,524)
Issuance of treasury stock for 401(k)                  -         278           -       7,944           -       8,222
Issuance (net of forfeitures) of treasury
   stock as restricted stock                           -          (3)          -           3           -           -
Amortization of compensation element
   of restricted stock                                 -           -           -       1,242           -       1,242
Change in unrealized gains (losses)
  on securities, net of taxes                          -           -           -           -    (156,258)   (156,258)
Balance, March 31, 1994                         $130,461    $442,220  $2,743,618   ($439,289)   $607,517  $3,484,527

Balance, January 1, 1995                        $130,461    $438,309  $3,020,985   ($706,499)   $570,075  $3,453,331
Net income                                             -           -     136,036           -           -     136,036
Cash dividends declared on common
   stock, $0.36 per share                              -           -     (41,506)          -           -     (41,506)
Proceeds from exercise of stock options                -      (2,584)          -       3,984           -       1,400
Acquisition of treasury stock                          -           -           -     (39,047)          -     (39,047)
Issuance of treasury stock for 401(k)                  -         722           -       7,314           -       8,036
Issuance (net of forfeitures) of treasury
   stock as restricted stock                           -       1,174           -       6,748           -       7,922
Compensation element of restricted stock               -           -           -      (7,922)          -      (7,922)
Amortization of compensation element
   of restricted stock                                 -           -           -       1,522           -       1,522
Change in unrealized gains (losses)
  on securities, net of taxes                          -           -           -           -     181,113     181,113
Balance, March 31, 1995                         $130,461    $437,621  $3,115,515   ($733,900)   $751,188  $3,700,885

<F1>See notes to consolidated financial statements.
<F2>Balance at March 31, 1995 includes $696,161 for Treasury Stock and $37,739 for Deferred Compensation.

                 Notes to Consolidated Financial Statements

Note 1 - Accounting Policies
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1994.

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                             Quarters
                                                        1995                         1994
                                                         1           4           3           2           1
Summary of Operations
 Interest and dividend income                          $726.5      $691.9      $652.7      $621.1      $586.6
 Interest expense                                       314.7       274.2       244.9       216.2       197.2
 Net interest income                                    411.8       417.7       407.8       404.9       389.4
 Provision for loan losses                               25.5        35.2        34.8        33.9        33.9
 Net interest income after provision for loan losses    386.3       382.5       373.0       371.0       355.5
 Noninterest income                                     176.9       169.0       173.1       177.2       180.6
 Noninterest expense                                    358.1       353.6       349.0       351.4       346.0
 Income before provision for income taxes               205.1       197.9       197.1       196.8       190.1
 Provision for income taxes                              69.1        65.6        65.2        65.4        63.0
 Net income                                            $136.0      $132.3      $131.9      $131.4      $127.1

Per common share
 Net income                                             $1.18       $1.13       $1.11       $1.09       $1.04
 Dividends declared                                      0.36        0.36        0.32        0.32        0.32
 Book value                                             32.09       29.85       29.79       28.61       28.74
 Common stock market price
  High                                              55 3/8      51 1/8      51 3/8      50 1/2      47 1/8
  Low                                               47 1/4      46 3/8      47 1/8      43 1/2      44 1/4
  Close                                             53 1/2      47 3/4      48 3/4      48 3/8      44 5/8

Selected Average Balances
 Total assets                                       $41,808.4   $40,991.2   $40,391.4   $40,340.6   $40,226.5
 Earning assets                                      37,653.9    36,790.8    36,161.2    35,941.1    35,536.6
 Loans                                               28,773.8    27,614.0    26,746.4    25,991.6    25,269.1
 Total deposits                                      31,943.7    31,338.2    31,338.4    30,755.0    30,060.4
 Realized shareholders' equity                        2,989.1     2,964.7     2,991.2     2,956.2     2,927.6
 Total shareholders' equity                           3,561.2     3,555.0     3,557.3     3,527.0     3,648.2

 Common equivalent shares (thousands)                 115,543     117,054     119,271     120,602     121,657

Financial Ratios and Other
 ROA<F1>                                                 1.35 %      1.31 %      1.33 %      1.34 %      1.32 %
 ROE<F1>                                                18.46       17.71       17.49       17.84       17.60
 Net interest margin<F1>                                 4.58        4.65        4.63        4.68        4.60
 Net interest income - taxable-equivalent              $424.9      $431.4      $421.7      $419.0      $403.5

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in net income.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the first quarter of 1995 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                              Quarter Ended
                                              March 31, 1995                December 31, 1994            September 30, 1994
                                         Average    Income/  Yields/   Average    Income/  Yields/   Average    Income/  Yields/
                                         Balances   Expense  Rates     Balances   Expense  Rates     Balances   Expense  Rates
Assets
Loans<F1>
  Taxable                               $28,052.5    $584.3   8.45 %  $26,887.1    $547.7   8.08 %  $26,011.9    $510.8   7.79 %
  Tax-exempt<F2>                            721.3      16.5   9.26        726.9      16.4   8.93        734.5      16.2   8.75
    Total loans                          28,773.8     600.8   8.47     27,614.0     564.1   8.11     26,746.4     527.0   7.82
Investment securities:
  Taxable                                 7,379.5     108.6   5.97      7,631.8     109.7   5.71      7,885.1     109.0   5.48
  Tax-exempt<F2>                            913.5      21.5   9.54        974.6      23.6   9.60      1,018.6      24.5   9.52
    Total investment securities           8,293.0     130.1   6.36      8,606.4     133.3   6.15      8,903.7     133.5   5.94
Funds sold                                  516.1       7.7   6.02        469.2       6.7   5.69        315.8       3.7   4.66
Other short-term investments<F2>             71.0       1.0   6.14        101.2       1.5   5.78        195.3       2.4   4.74
    Total earning assets                 37,653.9     739.6   7.97     36,790.8     705.6   7.61     36,161.2     666.6   7.31
Reserve for loan losses                    (654.5)                       (640.3)                       (620.5)
Cash and due from banks                   2,124.4                       2,155.6                       2,190.1
Premises and equipment                      718.1                         712.4                         712.2
Other assets                              1,043.0                       1,025.1                       1,037.8
Unrealized gains(losses) on
  investment securities                     923.5                         947.6                         910.6
    Total assets                        $41,808.4                     $40,991.2                     $40,391.4

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts              $9,467.4     $64.9   2.78 %   $9,698.2     $62.6   2.56 %   $9,692.6     $58.1   2.38 %
  Savings                                 3,822.5      25.7   2.73      4,123.0      26.9   2.58      4,320.0      26.9   2.48
  Consumer time                           7,479.6      90.5   4.91      6,833.8      76.2   4.43      6,655.2      69.3   4.13
  Other time<F3>                          4,283.5      54.8   5.19      3,585.0      39.7   4.40      3,708.3      36.2   3.87
    Total interest-bearing deposits      25,053.0     235.9   3.82     24,240.0     205.4   3.36     24,376.1     190.5   3.10
Funds purchased                           3,661.1      50.9   5.64      3,270.1      42.3   5.13      2,542.7      27.1   4.22
Other short-term borrowings                 808.0      11.4   5.74        902.2      10.4   4.60      1,035.2      10.3   3.92
Long-term debt                              930.1      16.4   7.15        919.1      16.1   6.96        975.5      17.0   6.93
    Total interest-bearing liabilities   30,452.2     314.6   4.19     29,331.4     274.2   3.71     28,929.5     244.9   3.36
Noninterest-bearing deposits              6,890.7                       7,098.2                       6,962.3
Other liabilities                           904.3                       1,006.6                         942.3
Realized shareholders' equity             2,989.1                       2,964.7                       2,991.2
Net unrealized gains(losses)
  on investment securities                  572.1                         590.3                         566.1
    Total liabilities and
     shareholders' equity               $41,808.4                     $40,991.2                     $40,391.4

Interest rate spread                                          3.78 %                        3.90 %                        3.95 %

Net Interest Income                                  $425.0                        $431.4                        $421.7

Net Interest Margin<F4>                                       4.58 %                        4.65 %                        4.63 %

<F1>Interest income includes loan fees of $20.5, $24.5, $23.2, $23.5 and
    $22.3 in the quarters ended March 31, 1995, and December 31, September 30, June 30, and March 31, 1994. Nonaccrual loans are included in average balances and income on such as loans, if recognized, is recorded on a cash basis.
<F2>Interest income includes the effects of taxable-equivalent adjustments
    (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis.
    The net taxable-equivalent adjustment amounts included in the above table aggregated $13.1, $13.7, $13.9, $14.1 and $14.1 in the quarters ended
    March 31, 1995, and December 31, September 30, June 30, and March 31, 1994.
<F3>Interest rate swap transactions used to help balance the Company's interest-sensitivity position reduced interest expense by $4.4, $4.9, $5.5, $9.2 and $11.0 in the quarters ended March 31, 1995, and December 31, September 30, June 30, and March 31, 1994. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.61% and 4.53%, 4.94% and 4.60%, 4.46% and 4.57%, 4.10%
    and 4.57%, and 3.94% and 4.48%, respectively.

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                              Quarter Ended
                                               June 30, 1994                 March 31, 1994
                                         Average    Income/  Yields/   Average    Income/  Yields/
                                         Balances   Expense  Rates     Balances   Expense  Rates
Assets
Loans<F1>
  Taxable                               $25,262.1    $477.1   7.57 %  $24,522.4    $444.0   7.34 %
  Tax-exempt<F2>                            729.5      14.7   8.10        746.7      12.8   6.95
    Total loans                          25,991.6     491.8   7.59     25,269.1     456.8   7.33
Investment securities:
  Taxable                                 8,082.3     109.4   5.43      8,282.4     109.7   5.37
  Tax-exempt<F2>                          1,069.6      26.0   9.76      1,080.4      26.6   9.99
    Total investment securities           9,151.9     135.4   5.94      9,362.8     136.3   5.90
Funds sold                                  362.2       3.6   4.00        376.1       3.0   3.29
Other short-term investments<F2>            435.4       4.4   4.04        528.6       4.6   3.50
    Total earning assets                 35,941.1     635.2   7.09     35,536.6     600.7   6.86
Reserve for loan losses                    (597.5)                       (572.8)
Cash and due from banks                   2,290.1                       2,281.3
Premises and equipment                      716.0                         714.4
Other assets                              1,072.6                       1,106.0
Unrealized gains(losses) on
  investment securities                     918.3                       1,161.2
    Total assets                        $40,340.6                     $40,226.7

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts              $9,907.5     $52.6   2.13 %   $9,900.6     $50.4   2.06 %
  Savings                                 4,473.5      25.8   2.31      4,546.5      25.0   2.23
  Consumer time                           6,535.5      64.2   3.94      6,476.0      62.1   3.89
  Other time<F3>                          2,794.2      19.3   2.77      2,105.6       9.4   1.82
    Total interest-bearing deposits      23,710.7     161.9   2.74     23,028.7     146.9   2.59
Funds purchased                           2,977.8      27.4   3.70      3,416.7      25.3   3.00
Other short-term borrowings               1,230.9      11.6   3.79      1,168.1      10.2   3.55
Long-term debt                              886.9      15.2   6.86        850.8      14.8   7.05
    Total interest-bearing liabilities   28,806.3     216.1   3.01     28,464.3     197.2   2.81
Noninterest-bearing deposits              7,044.3                       7,031.7
Other liabilities                           963.0                       1,082.5
Realized shareholders' equity             2,956.2                       2,927.8
Net unrealized gains(losses)
  on investment securities                  570.8                         720.4
    Total liabilities and
     shareholders' equity               $40,340.6                     $40,226.7

Interest rate spread                                          4.08 %                        4.05 %

Net Interest Income                                  $419.1                        $403.5

Net Interest Margin(4)                                        4.68 %                        4.60 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

                                   Page 10

Net Interest Income/Margins. The Company's net interest margin of 4.58% for the first quarter of 1995 was two basis points lower than the first quarter of last year. However, the rates on earning assets and interest-bearing liabilities have increased dramatically. The rate on earning assets increased 111 basis points, fueled by a 114 basis point increase in the yield on loans. At the same time, the rate on interest-bearing liabilities rose 138 basis points. As interest rates have risen, the benefit derived from the Company's receive-fixed interest rate swap transactions has fallen (see the discussion entitled "Derivitaves" on page 17). Had the Company received the same benefit from interest rate swaps in the first quarter of this year that it did in the first quarter of last year, the rate on interest-bearing liabilities would have been 15 basis points lower and the net interest margin 12 basis points higher.
     Interest income which the Company was unable to recognize on nonperforming loans had a negative impact of 4 basis points on the net interest margin in both the first three months of 1995 and 1994. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.


Noninterest Income. Noninterest income in the first three months of 1995, adjusted to exclude the effect of securities gains (losses), was virtually unchanged from the comparable period a year ago. Increases in trust income, the Company's largest source of noninterest income, and credit card fees were offset by decreases in service charges on deposit accounts and mutual fund commissions.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                               Quarters
                                          1995                        1994
                                            1          4          3          2          1
Trust income                               $65.1      $61.4      $61.6      $63.4      $63.9
Service charges on deposit accounts         53.8       53.7       54.3       54.2       56.2
Mutual fund commissions                      2.0        2.4        2.3        3.2        4.7
Other charges and fees                      26.2       27.6       26.3       27.6       27.0
Credit card fees                            16.2       14.5       14.0       14.7       14.0
Securities gains (losses)                   (0.3)      (4.7)      (0.9)       0.1        2.8
Trading account profits and commissions      2.4        2.3        1.8        1.8        2.1
Other income                                11.5       11.8       13.7       12.2        9.9
  Total noninterest income                $176.9     $169.0     $173.1     $177.2     $180.6

Noninterest Expense. Noninterest expense was up 3.5% in the first quarter of 1995 compared to the same period last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 1.9% over the aforementioned period. Changes in other categories of noninterest expense were modest when comparing the first three months of 1995 to the same periods in 1994.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                               Quarters
                                           1995                       1994
                                             1          4          3          2          1
Salaries                                  $140.5     $138.1     $138.5     $137.5     $136.3
Other compensation                          21.9       22.6       25.1       23.9       24.5
Employee benefits                           28.5       26.9       23.6       23.6       26.6
Net occupancy expense                       31.5       30.0       32.8       33.0       31.1
Equipment expense                           26.5       25.9       25.7       25.8       25.9
FDIC premiums                               16.5       16.6       16.8       16.7       16.5
Marketing and community relations           14.0       19.7       11.0       14.1       12.4
Postage and delivery                         9.5        8.5        8.5        8.4        8.7
Operating supplies                           7.9        7.2        7.0        7.7        7.5
Other real estate expense                   (1.7)      (2.0)      (0.9)       1.5       (0.8)
Communications                               6.7        6.3        6.7        6.7        6.4
Consulting and legal                         4.8        5.7        4.7        8.0        4.2
Amortization of intangible assets            5.0        5.1        5.2        5.4        4.9
Other expense                               46.5       43.0       44.3       39.1       41.8
  Total noninterest expense               $358.1     $353.6     $349.0     $351.4     $346.0

Efficiency ratio                            59.5 %     58.9 %     58.7 %     58.9 %     59.2 %


Provision for Loan Losses. As a result of improving credit quality, the Company lowered its provision for loan losses in the first quarter of 1995 to $25.5 million from $33.9 million in the same period last year, yet the provision exceeded net charge-offs by $14.0 million. Net loan charge-offs were $11.5 million in the first three months of this year, representing 0.16% of average loans, which matches the lowest quarterly charge-off ratio since SunTrust was formed in 1985. The comparable net charge-off amount for 1994 was $15.3 million or 0.25% of average loans.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements; (i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $661.0 million at March 31, 1995, which was 2.26% of quarter-end loans and 355.0% of total nonperforming loans. These ratios at December 31, 1994 were 2.27% and 344.9% and at March 31, 1994 were 2.27% and 249.3%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                                Quarters
                                          1995                          1994
                                            1           4           3           2           1
Reserve for Loan Losses
  Balances - beginning of quarter         $647.0      $634.2      $610.2      $588.1      $561.2
  Reserve of purchased banks                   -           -           -           -         8.3
  Provision for loan losses                 25.5        35.2        34.8        33.9        33.9

  Charge-offs:
    Domestic:
      Commercial                            (7.6)       (9.4)       (6.9)       (6.4)       (5.4)
      Real estate:
        Construction                           -           -        (0.1)          -        (0.6)
        Mortgage, 1-4 family                (1.5)       (2.6)       (1.5)       (1.2)       (2.0)
        Other                               (2.1)       (6.3)       (3.5)       (3.1)       (7.6)
      Lease financing                       (0.2)       (0.2)       (0.1)       (0.2)       (0.2)
      Credit card                           (6.6)       (6.4)       (6.6)       (6.9)       (6.4)
      Other consumer loans                  (8.9)       (8.8)       (7.1)       (7.2)       (7.0)
    International                              -           -           -           -           -
      Total charge-offs                    (26.9)      (33.7)      (25.8)      (25.0)      (29.2)

  Recoveries:
    Domestic:
      Commercial                             5.6         3.2         4.9         4.6         5.9
      Real estate:
        Construction                         0.2           -           -         0.6         0.1
        Mortgage, 1-4 family                 0.4         0.1         0.7         0.3         0.4
        Other                                1.6         1.7         2.5         0.9         1.2
      Lease financing                        0.1         0.2         0.1         0.2         0.1
      Credit card                            1.8         1.8         1.9         1.8         1.8
      Other consumer loans                   5.3         4.3         4.9         4.7         4.4
    International                            0.4           -           -         0.1           -
      Total recoveries                      15.4        11.3        15.0        13.2        13.9
      Net charge-offs                      (11.5)      (22.4)      (10.8)      (11.8)      (15.3)

  Balance - end of quarter                $661.0      $647.0      $634.2      $610.2      $588.1

Quarter-end loans outstanding:
  Domestic                             $28,976.0   $28,260.3   $27,106.1   $26,496.5   $25,693.3
  International                            258.7       288.6       260.8       252.5       210.6
    Total                              $29,234.7   $28,548.9   $27,366.9   $26,749.0   $25,903.9

Ratio of reserve to quarter-end loans       2.26 %      2.27 %      2.32 %      2.28 %      2.27 %
Average loans                          $28,773.8   $27,614.0   $26,746.4   $25,991.6   $25,269.1
Ratio of net charge-offs (annualized)
  to average loans                          0.16 %      0.32 %      0.16 %      0.18 %      0.25 %

TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                            1995                            1994
                                           March 31  December 31 September 30    June 30     March 31
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                                $31.4        $27.9        $37.1        $34.7        $35.6
   Real Estate:
    Construction                              13.9           16         15.6         14.3         22.3
    Mortgage, 1-4 family                      42.6         45.3         45.4         46.6         48.2
    Other                                     83.1           82         97.4        110.4        116.7
   Lease financing                             0.2          0.2          0.1            -            -
   Consumer loans                             10.7         11.6         11.1         12.3          9.7
    Total nonaccrual loans                   181.9        183.0        206.7        218.3        232.5
 Restructured loans                            4.3          4.6          5.1          2.3          3.4
    Total nonperforming loans                186.2        187.6        211.8        220.6        235.9
 Other real estate owned                      83.8         87.7        109.6        119.6        144.1
    Total Nonperforming Assets              $270.0       $275.3       $321.4       $340.2       $380.0

Ratios:
 Nonperforming loans to total loans           0.64 %       0.66 %       0.77 %       0.82 %       0.91 %
 Nonperforming assets to total loans
  plus other real estate owned                0.92         0.96         1.17         1.27         1.46
 Reserve to nonperforming loans             354.95       344.91       299.36       276.63       249.31

Accruing Loans Past Due 90 Days or More      $19.5        $19.2        $19.0        $19.3        $21.9


     Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $5.3 million since December 31, 1994 and $110 million since March 31, 1994. Since December 31, 1994, nonperforming assets increased $4.4 million in Florida banks, decreased $2.8 million in Georgia banks, and decreased $7.0 million in Tennessee banks. Included in nonperforming loans at March 31, 1995 are loans aggregating $44.5 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all material potential problem loans are included in Table 6.
     SunTrust adopted Statements of Financial Accounting Standards No. 114 (FAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (FAS
118) "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in the first quarter of 1995. FAS 114 and FAS 118 address the accounting by creditors for impairment of a loan and loans that are restructured in a troubled debt restructuring. The adoption of these statements had no material effect on the earnings or financial condition of the Company.
     Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first three months of 1995, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1995, if all such loans had been accruing interest at the original contractual rate, was $5.1 million. Interest income recognized in the three months ended March 31, 1995 on all such nonperforming loans at March 31, 1995, was $0.9 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                                 1995                           1994
                               March 31   December 31 September 30    June 30      March 31
Commercial:
  Domestic                     $9,596.6     $9,279.2     $8,651.7     $8,480.9     $8,240.1
  International                   287.0        273.2        280.6        247.9        194.0
Real estate:
  Construction                  1,115.5      1,151.1      1,129.7      1,148.1      1,136.6
  Mortgage, 1-4 family          8,698.1      8,380.5      8,016.1      7,712.9      7,366.9
  Other                         4,557.9      4,516.3      4,489.5      4,503.7      4,484.0
Lease financing                   459.6        411.0        383.4        374.0        362.9
Credit card                       655.2        690.5        646.6        639.1        647.6
Other consumer loans            3,864.8      3,847.1      3,769.3      3,642.4      3,471.8
  Loans                       $29,234.7    $28,548.9    $27,366.9    $26,749.0    $25,903.9



Loans. During the first three months of 1995, average loans increased 13.9% over the same period a year ago. Since December 31, 1994, 1-4 family residential mortgage loans (most of which are variable rate loans) have increased 3.8%. Other consumer loans were up .5% from year-end 1994. The average loan to deposit ratio was 90.1% in the first quarter of 1995 compared with 84.1% in the same period of 1994.
     At March 31, 1995, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, totaled $333.9 million, an increase of 1.6% from $328.8 million at December 31, 1994.


Income Taxes. The provision for income taxes was $69.1 million in the first quarter of 1995 compared to $63.0 in the same period last year. Higher taxable income in 1995 was primarily responsible for the increase.


Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 5.90% in the first quarter of 1994 to 6.36% in the first quarter of this year. The portfolio size declined by $1.1 billion from March 31, 1994 to March 31, 1995 as a portion of maturities were used to meet loan demand. The average life of the portfolio was approximately 3.4 years at March 31, 1995; however, adjustable-rate securities in the portfolio reduced the average time to repricing to 2.3 years. At March 31, 1995, approximately 31.4% of the portfolio consisted of U.S. Treasury securities, 13.1% U.S. government agency securities, 43.6% mortgage-backed securities, 11.1% municipal securities, and 0.8% in other securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At March 31, 1995, the carrying value of the securities portfolio was $1.2 billion over its amortized cost, including a $1.4 billion gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed, which occurred in 1994 when loan demand exceeded deposit growth. It is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
     Average total deposits for the first three months of 1995 increased 6.3 % over the same periods a year ago. In the first quarter of 1995, average net purchased funds (average funds purchased less average funds sold) increased $104.4 million over the same period in 1994. Net purchased funds were 8.4% of average earning assets for the first quarter of 1995 as compared to 8.6% in the same period a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of March 31, 1995 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                                  Average    Average    Average
(Dollars in millions)       Notional     Fair     Maturity     Rate       Rate
At March 31, 1995            Value       Value    In Months    Paid     Received
Gain position:
  Receive fixed              $860.0       $9.8        8.7       6.12 %     8.37 %
  Pay fixed                   132.7        6.2       60.6       5.96       6.54
  Total gain position         992.7       16.0
Loss position:
  Receive fixed               455.0       (3.4)      25.7       7.84       6.81
  Pay fixed                    11.0       (0.2)      51.6       7.93       6.52
  Total loss position         466.0       (3.6)
    Total                  $1,458.7      $12.4


     The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. The Company receives payments based on fixed interest rates and makes payments based on a floating money market rate. During the three months ended March 31, 1995, hedge swaps benefited net interest income by $4.4, compared with $11.0 in the corresponding 1994 period. In April 1995, the Company closed out swap positions with a notional value of $800 million for a net gain of $4.3 million and an additional $250 million matured.

TABLE 9 - CAPITAL RATIOS
(dollars in millions)
                                                   1995                                1994
                                                  March 31    December 31   September 30    June 30       March 31
Tier 1 capital:
  Realized shareholders' equity                   $2,949.7      $2,883.3      $2,926.9      $2,899.8      $2,877.0
  Intangible assets other than servicing rights     (218.1)       (222.2)       (229.5)       (233.7)       (238.8)
    Total Tier 1 capital                           2,731.6       2,661.1       2,697.4       2,666.1       2,638.2
Tier 2 capital:
  Allowable reserve for loan losses                  426.2         420.9         405.1         398.5         383.5
  Allowable long-term debt                           247.6         281.4         282.2         285.5          87.9
    Total Tier 2 capital                             673.8         702.3         687.3         684.0         471.4
    Total capital                                 $3,405.4      $3,363.4      $3,384.7      $3,350.1      $3,109.6

Risk-weighted assets                             $33,861.6     $33,444.3     $32,180.6     $31,667.2     $30,475.5
Risk-based ratios:
  Tier 1 capital                                      8.07 %        7.95 %        8.38 %        8.42 %        8.66 %
  Total capital                                      10.06         10.05         10.52         10.58         10.20
Tier 1 leverage ratio                                 6.72          6.68          6.87          6.80          6.79
Total shareholders' equity to assets                  8.66          8.09          8.47          8.39          8.59


Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At March 31, 1995, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 8.07%, 10.06% and 6.72%, respectively.
     In 1993, the Board of Directors authorized the Company to repurchase up to 12,000,000 shares of SunTrust common stock. Under this authorization, the Company has repurchased 10,883,899 shares as of March 31, 1995, and an additional 1,116,101 shares of SunTrust common stock may be repurchased under this authorization. In April 1995, the Board of Directors authorized the repurchase of up to another 10,000,000 shares of SunTrust common stock.

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At March 31, 1995, the servicing portfolio was $9.7 billion, which includes $5.6 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Securities engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.


State Summary. SunTrust Banks, Inc. operates through three principal subsidiaries, SunBanks, Inc. (in Florida), Trust Company of Georgia and Third National Corporation (in Tennessee), all well-established bank holding companies within their respective states. Data in Table 10 does not include financial results of SunTrust's Parent Company and certain other non-bank subsidiaries and is also before elimination of certain intercompany accounts and balances.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                                                     Trust Company       Third National
                                                 SunBanks, Inc.        of Georgia         Corporation
                                                1995      1994       1995      1994       1995      1994
Summary of Operations<F2>
 Net interest income (FTE)                     $229.9    $217.4     $141.5    $131.2      $68.4     $65.1
 Provision for loan losses                       14.8      19.9        7.4      10.0        3.1       4.0
 Trust income                                    34.4      35.8       22.3      20.1        8.3       8.0
 Other noninterest income                        57.6      58.8       34.9      39.3       14.9      17.9
 Personnel expense                               73.3      75.1       45.7      44.6       23.7      23.7
 Other noninterest expense                      117.2     111.5       63.6      62.3       30.8      30.9
 Net income                                      72.5      65.9       53.2      47.5       20.6      19.7

Selected Average Balances<F2>
 Total assets                                  20,957    20,122     14,282    13,856      6,476     6,314
 Earning assets                                19,719    18,436     12,171    11,759      6,177     5,854
 Loans                                         15,061    13,340      9,311     7,970      4,390     3,881
 Total deposits                                16,866    16,822      9,987     8,265      5,146     5,047
 Realized shareholders' equity                  1,808     1,660      1,170     1,076        532       507

At March 31
 Total assets                                  21,222    20,312     14,671    13,779      6,585     6,261
 Earning assets                                19,849    18,629     12,275    11,804      6,235     5,833
 Loans                                         15,268    13,603      9,471     8,346      4,474     3,874
 Reserve for loan losses                          349       310        193       171        118       107
 Total deposits                                17,061    17,065      9,018     8,713      5,204     5,078
 Realized shareholders' equity                  1,837     1,719      1,196     1,097        533       509
 Total shareholders' equity                     1,783     1,718      2,007     1,696        518       509

Credit Quality
 Net loan charge-offs<F1>                         9.1      11.5        2.1       3.7        0.3       0.2
 Nonperforming loans<F2>                        116.0     152.3       53.8      67.4       16.0      15.7
 Other real estate owned<F2>                     42.2      61.7       13.6      28.2       27.9      54.2

Ratios
 ROA<F3>                                         1.39 %    1.33 %     1.64 %    1.51 %     1.28 %    1.27 %
 ROE<F3>                                        16.27     16.10      18.43     17.90      15.74     15.79
 Net interest margin<F3>                         4.73      4.78       4.72      4.53       4.49      4.51
 Efficiency ratio<F3>                            59.2      59.8       54.9      56.1       59.5      60.0
 Total shareholders' equity/assets<F2>           8.40      8.46      13.68     12.31       7.86      8.14
 Net loan charge-offs to average loans<F3>       0.24      0.35       0.09      0.19       0.02      0.02
 Nonperforming loans to total loans<F2>          0.76      1.12       0.57      0.81       0.36      0.41
 Nonperforming assets to total loans plus
  other real estate owned<F2>                    1.03      1.57       0.71      1.14       0.97      1.78
 Reserve to loans<F2>                            2.28      2.28       2.04      2.04       2.64      2.75
 Reserve to nonperforming loans<F2>             300.6     203.6      359.0     253.2      743.0     679.4

<F1>For the three month period ended March 31.
<F2>At March 31.
<F3>Annualized for the first three months.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                            Exhibit No.                   Page No.

Statement re: Computation of Per Share Earnings        11
22


(b) SunTrust did not file any reports on Form 8-K during the first quarter of 1995.






                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of May, 1995.

                            SunTrust Banks, Inc.
                                (Registrant)


                             /s/ W.P. O'Halloran
                            William P. O'Halloran
                    Senior Vice President and Controller
                         (Chief Accounting Officer)