Form 10-Q
period 1995-06-30
SUNTRUST BANKS INC
filed 1995-08-14
CIK 750556

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the Quarterly Period Ended June 30, 1995
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

                           Yes  __X__      No _____

At July 31, 1995, 114,216,007 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                                      Page1

                     PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                 Page No.

Consolidated Statements of Income
    Six months ended June 30, 1995 and 1994               4

Consolidated Balance Sheets
    June 30, 1995, December 31, 1994 and June 30,         5
    1994

Consolidated Statements of Cash Flow
    Six months ended June 30, 1995 and 1994               6

Consolidated Statements of Shareholders' Equity
    Six months ended June 30, 1995 and 1994               7


The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year 1995.

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

CONSOLIDATED STATEMENTS OF INCOME
                                                                    Three Months                          Six Months
                                                                   Ended June 30                         Ended June 30
(Dollars in thousands except per share data)<F1>               1995              1994                1995              1994
Interest Income
  Interest and fees on loans                                  $625,600          $486,548          $1,220,572          $938,262
  Interest and dividends on investment securities
    Taxable interest                                           100,282           103,283             202,050           206,907
    Tax-exempt interest                                         14,519            17,284              28,994            34,886
    Dividends (1)                                                7,406             6,133              14,071            12,222
  Interest on funds sold                                         9,940             3,613              17,596             6,665
  Interest on deposits in other banks                              195             3,724                 500             7,730
  Other interest                                                   464               591               1,148             1,086
      Total interest income                                    758,406           621,176           1,484,931         1,207,758
Interest Expense
  Interest on deposits                                         251,699           162,002             487,608           308,888
  Interest on funds purchased                                   60,674            27,443             111,581            52,741
  Interest on other short-term borrowings                       14,598            11,620              26,036            21,834
  Interest on long-term debt                                    16,950            15,176              33,344            29,975
      Total interest expense                                   343,921           216,241             658,569           413,438
Net Interest Income                                            414,485           404,935             826,362           794,320
Provision for loan losses                                       26,220            33,893              51,689            67,810
Net interest income after provision for loan losses            388,265           371,042             774,673           726,510

Noninterest Income
  Trust income                                                  65,231            63,422             130,361           127,283
  Service charges on deposit accounts                           50,407            54,205             104,251           110,380
  Other charges and fees                                        29,549            30,777              57,777            62,458
  Credit card fees                                              15,667            14,642              31,873            28,673
  Securities gains (losses)                                       (106)              115                (449)            2,872
  Other noninterest income                                      13,497            14,116              27,315            26,162
      Total noninterest income                                 174,245           177,277             351,128           357,828

Noninterest Expense
  Salaries and other compensation                              164,177           161,412             326,596           322,202
  Employee benefits                                             24,771            23,611              53,282            50,236
  Net occupancy expense                                         31,821            33,020              63,288            64,137
  Equipment expense                                             26,470            25,809              52,965            51,736
  FDIC premiums                                                 16,578            16,700              33,084            33,249
  Marketing and community relations                             13,397            14,088              27,349            26,503
  Postage and delivery                                           8,858             8,397              18,324            17,122
  Other noninterest expense                                     63,646            68,450             132,936           132,261
      Total noninterest expense                                349,718           351,487             707,824           697,446
Income before income taxes                                     212,792           196,832             417,977           386,892
Provision for income taxes                                      71,916            65,361             141,065           128,348
      Net Income                                              $140,876          $131,471            $276,912          $258,544

Average common equivalent shares                           115,090,477       120,602,355         115,315,513       121,126,838
Net income per average common share                              $1.22             $1.09               $2.40             $2.13
Dividends declared per common share                               0.36              0.32                0.72              0.64

(1) Includes dividends on common stock of
      The Coca-Cola Company                                      5,309             4,706              10,619             9,412

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                           June 30          December 31          June 30
(Dollars in thousands)<F1>                                   1995               1994               1994
Assets
  Cash and due from banks                                  $2,418,011         $2,595,071         $2,150,664
  Interest-bearing deposits in other banks                     11,902             56,040            264,056
  Trading account                                             104,868             98,110             79,269
  Investment securities (1)                                 9,526,392          9,318,521          9,858,566
  Funds sold                                                  835,946            940,656            557,238

  Loans                                                    30,079,902         28,548,887         26,748,964
  Reserve for loan losses                                    (676,899)          (647,016)          (610,163)
      Net loans                                            29,403,003         27,901,871         26,138,801

  Premises and equipment                                      724,460            714,666            713,395
  Intangible assets                                           240,163            237,416            247,392
  Customers' acceptance liability                             199,654             39,813             53,087
  Other assets                                                783,893            806,921            802,943
      Total assets                                        $44,248,292        $42,709,085        $40,865,411

Liabilities
  Noninterest-bearing deposits                             $7,489,547         $7,653,776         $7,243,656
  Interest-bearing deposits                                24,193,020         24,564,640         23,799,370
      Total deposits                                       31,682,567         32,218,416         31,043,026
  Funds purchased                                           5,237,219          4,351,896          3,317,930
  Other short-term borrowings                                 993,080            785,653          1,053,277
  Long-term debt                                              948,343            930,447          1,056,660
  Acceptances outstanding                                     199,654             39,813             53,087
  Other liabilities                                         1,185,851            929,529            914,174
      Total liabilities                                    40,246,714         39,255,754         37,438,154

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued
  Common stock, $1.00 par value; 350,000,000
    shares authorized (2)                                     130,461            130,461            130,461
  Additional paid in capital                                  434,082            438,309            440,909
  Retained earnings                                         3,215,060          3,020,985          2,836,657
  Treasury stock and other (3)                               (743,889)          (706,499)          (508,232)
      Realized shareholders' equity                         3,035,714          2,883,256          2,899,795
  Unrealized gains (losses) on investment
    securities, net of taxes                                  965,864            570,075            527,462
      Total shareholders' equity                            4,001,578          3,453,331          3,427,257
      Total liabilities and shareholders' equity          $44,248,292        $42,709,085        $40,865,411

(1) Includes unrealized gains (losses) on
      investment securities                                $1,560,981           $916,578           $850,542
(2) Common shares outstanding                             115,130,650        115,679,426        119,781,884
(3) Treasury shares of common stock                        15,329,994         14,781,218         10,678,760

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                 Six Months
                                                                                Ended June 30
(In thousands)<F1>                                                         1995              1994
Cash flow from operating activities:
 Net income                                                               $276,912          $258,544
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                             64,999            67,570
  Provision for loan losses                                                 51,688            67,810
  Provision for losses on other real estate                                  2,157             8,212
  Amortization of compensation element of
   restricted stock                                                          2,813             2,598
  Securities (gains) and losses, net                                           450            (2,872)
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net                                 (9,101)          (10,953)
  Recognition of unearned loan income                                      (46,491)         (110,887)
  Change in period-end balances of:
    Trading account                                                         (6,758)           33,253
    Interest receivable                                                        452           (16,141)
    Prepaid expenses                                                       (31,835)          (34,163)
    Other assets                                                            37,482              (984)
    Taxes payable                                                           30,407              (581)
    Interest payable                                                        30,020            12,532
    Other accrued expenses                                                 (43,940)           (5,404)
    Net cash provided by operating activities                              359,255           268,534

Cash flow from investing activities:
 Proceeds from maturities of investment securities                         548,474         1,606,797
 Proceeds from sales of investment securities                              147,359         1,232,296
 Purchase of investment securities                                        (221,795)       (2,440,029)
 Net (increase) decrease in loans                                       (1,455,783)       (1,050,817)
 Capital expenditures                                                      (58,866)          (49,989)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                                    46,404            77,196
 Net inflow (outflow) from bank acquisitions                                                 (33,411)
 Other                                                                      (3,098)            1,967
   Net cash provided(used) by investing activities                        (997,305)         (655,990)

Cash flow from financing activities:
 Net increase (decrease) in deposits                                      (645,702)          226,201
 Net increase (decrease) in funds purchased and
  other short-term borrowings                                            1,089,990          (526,516)
 Proceeds from the issuance of long-term debt                               30,317           526,380
 Repayment of long-term debt                                               (12,421)         (105,199)
 Proceeds from the exercise of stock options                                 2,910             2,722
 Payments to acquire treasury stock                                        (70,115)         (141,877)
 Dividends paid                                                            (82,837)          (77,244)
    Net cash provided by financing activities                              312,142           (95,533)
Net decrease in cash and cash equivalents                                 (325,908)         (482,989)
Cash and cash equivalents at beginning of period                         3,591,767         3,454,947
Cash and cash equivalents at end of period                              $3,265,859        $2,971,958

Supplemental Disclosure
Interest paid                                                             $688,589          $400,906
Taxes paid                                                                 121,882           252,957

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                                                         Unrealized
                                                              Additional                   Treasury    Gains (Losses)
                                                   Common      Paid in       Retained      Stock and   on Securities
(In thousands)<F1>                                 Stock       Capital       Earnings      Other<F2>    Net of Taxes        Total
Balance, January 1, 1994                          $130,461     $444,941      $2,655,357    ($384,951)      $763,775      $3,609,583
Net income                                                                      258,544                                     258,544
Cash dividends declared on common
   stock, $0.32 per share                                                       (77,244)                                    (77,244)
Proceeds from exercise of stock options                          (4,352)                       7,074                          2,722
Acquisition of treasury stock                                                               (141,877)                      (141,877)
Issuance of treasury stock for 401(k)                               326                        8,918                          9,244
Issuance, net of forfeitures, of treasury
   stock as restricted stock                                                       (6)                           6                -
Amortization of compensation element
   of restricted stock                                                                         2,598                          2,598
Change in unrealized gains (losses)
  on securities, net of taxes                                                                              (236,313)       (236,313)
Balance, June 30, 1994                            $130,461     $440,909      $2,836,657    ($508,232)      $527,462      $3,427,257

Balance, January 1, 1995                          $130,461     $438,309      $3,020,985    ($706,499)      $570,075      $3,453,331
Net income                                                                      276,912                                     276,912
Cash dividends declared on common
   stock, $0.36 per share                                                       (82,837)                                    (82,837)
Proceeds from exercise of stock options                          (6,285)                       9,194                          2,909
Acquisition of treasury stock                                                                (70,115)                       (70,115)
Issuance of treasury stock for 401(k)                               884                        8,196                          9,080
Issuance, net of forfeitures, of treasury
   stock as restricted stock                                      1,174                        6,332                          7,506
Issuance of treasury stock for acquisition                                                    13,695                         13,695
Compensation element of restricted stock                                                      (7,505)                        (7,505)
Amortization of compensation element
   of restricted stock                                                                         2,813                          2,813
Change in unrealized gains (losses)
  on securities, net of taxes                                                                               395,789         395,789
Balance, June 30, 1995                            $130,461     $434,082      $3,215,060    ($743,889)      $965,864      $4,001,578

<F1>See notes to consolidated financial statements.
<F2>Balance at June 30, 1995 includes $707,858 for Treasury Stock and $36,031 for Deferred Compensation.

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

Note 2 - Mortgage Servicing Rights
SunTrust adopted Statements of Financial Accounting Standards No. 122 (FAS
122) "Accounting for Mortgage Servicing Rights" in the second quarter of 1995. The adoption of FAS 122 had no material effect on the earnings or financial condition of the Company.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the second quarter of 1995 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.


TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                                         Quarters
                                                                     1995                                   1994
                                                                2              1              4              3              2
Summary of Operations
 Interest and dividend income                                $758.4         $726.5         $691.9         $652.7         $621.1
 Interest expense                                             343.9          314.7          274.2          244.9          216.2
 Net interest income                                          414.5          411.8          417.7          407.8          404.9
 Provision for loan losses                                     26.2           25.5           35.2           34.8           33.9
 Net interest income after provision for loan losses          388.3          386.3          382.5          373.0          371.0
 Noninterest income                                           174.2          176.9          169.0          173.1          177.2
 Noninterest expense                                          349.7          358.1          353.6          349.0          351.4
 Income before provision for income taxes                     212.8          205.1          197.9          197.1          196.8
 Provision for income taxes                                    71.9           69.1           65.6           65.2           65.4
 Net income                                                  $140.9         $136.0         $132.3         $131.9         $131.4

Per common share
 Net income                                                   $1.22          $1.18          $1.13          $1.11          $1.09
 Dividends declared                                            0.36           0.36           0.36           0.32           0.32
 Book value                                                   34.76          32.09          29.85          29.79          28.61
 Common stock market price
  High                                                       59 7/8         55 3/8         51 1/8         51 3/8         50 1/2
  Low                                                        53 1/8         47 1/4         46 3/8         47 1/8         43 1/2
  Close                                                      58 1/4         53 1/2         47 3/4         48 3/4         48 3/8

Selected Average Balances
 Total assets                                             $42,762.2      $41,808.4      $40,991.2      $40,391.4      $40,340.6
 Earning assets                                            38,344.3       37,653.9       36,790.8       36,161.2       35,941.1
 Loans                                                     29,582.1       28,773.8       27,614.0       26,746.4       25,991.6
 Total deposits                                            31,852.5       31,943.7       31,338.2       31,338.4       30,755.0
 Realized shareholders' equity                              3,043.8        2,989.1        2,964.7        2,991.2        2,956.2
 Total shareholders' equity                                 3,797.4        3,561.2        3,555.0        3,557.3        3,527.0

 Common equivalent shares (thousands)                       115,090        115,543        117,054        119,271        120,602

Financial Ratios and Other
 ROA<F1>                                                       1.36 %         1.35 %         1.31 %         1.33 %         1.34 %
 ROE<F1>                                                      18.56          18.46          17.71          17.49          17.84
 Net interest margin<F1>                                       4.47           4.58           4.65           4.63           4.68
 Net interest income - taxable-equivalent                    $427.1         $424.9         $431.4         $421.7         $419.0

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in net income.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                                 Quarter Ended
                                              June 30, 1995                     March 31, 1995                     June 30, 1994
                                       Average    Income/  Yields/        Average   Income/ Yields/        Average  Income/ Yields/
                                      Balances    Expense   Rates        Balances   Expense  Rates        Balances  Expense  Rates
Assets
Loans<F1>
  Taxable                              $28,886.4   $615.8   8.55 %      $28,052.5   $584.3   8.45 %      $25,262.1  $477.1   7.57 %
  Tax-exempt<F2>                           695.7     15.2   8.76            721.3     16.5   9.26            729.5    14.7   8.10
    Total loans                         29,582.1    631.0   8.56         28,773.8    600.8   8.47         25,991.6   491.8   7.59
Investment securities:
  Taxable                                7,185.0    107.8   6.02          7,379.5    108.6   5.97          8,082.3   109.4   5.43
  Tax-exempt<F2>                           875.0     21.6   9.90            913.5     21.5   9.54          1,069.6    26.0   9.76
    Total investment securities          8,060.0    129.4   6.44          8,293.0    130.1   6.36          9,151.9   135.4   5.94
Funds sold                                 655.0      9.9   6.09            516.1      7.7   6.02            362.2     3.6   4.00
Other short-term investments<F2>            47.2      0.7   5.98             71.0      1.0   6.14            435.4     4.4   4.04
    Total earning assets                38,344.3    771.0   8.07         37,653.9    739.6   7.97         35,941.1   635.2   7.09
Reserve for loan losses                   (668.2)                          (654.5)                          (597.5)
Cash and due from banks                  2,078.0                          2,124.4                          2,290.1
Premises and equipment                     720.7                            718.1                            716.0
Other assets                             1,068.4                          1,043.0                          1,072.6
Unrealized gains(losses) on
  investment securities                  1,219.0                            923.5                            918.3
    Total assets                       $42,762.2                        $41,808.4                        $40,340.6

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts             $9,359.3    $65.5   2.81 %       $9,467.4    $64.9     2.78 %     $9,907.5   $52.6   2.13 %
  Savings                                3,637.3     24.4   2.70          3,822.5     25.7     2.73        4,473.5    25.8   2.31
  Consumer time                          7,927.4    105.5   5.33          7,479.6     90.5     4.91        6,535.5    64.2   3.94
  Other time<F3>                         4,018.2     56.3   5.62          4,283.5     54.8     5.19        2,794.2    19.3   2.77
    Total interest-bearing deposits     24,942.2    251.7   4.05         25,053.0    235.9     3.82       23,710.7   161.9   2.74
Funds purchased                          4,167.7     60.7   5.84          3,661.1     50.9     5.64        2,977.8    27.4   3.70
Other short-term borrowings                914.3     14.6   6.40            808.0     11.4     5.74        1,230.9    11.6   3.79
Long-term debt                             943.0     16.9   7.21            930.1     16.4     7.15          886.9    15.2   6.86
    Total interest-bearing liabilities  30,967.2    343.9   4.45         30,452.2    314.6     4.19       28,806.3   216.1   3.01
Noninterest-bearing deposits             6,910.3                          6,890.7                          7,044.3
Other liabilities                        1,087.3                            904.3                            963.0
Realized shareholders' equity            3,043.8                          2,989.1                          2,956.2
Net unrealized gains(losses)
  on investment securities                 753.6                            572.1                            570.8
    Total liabilities and
     shareholders' equity              $42,762.2                        $41,808.4                        $40,340.6

Interest rate spread                                        3.62 %                             3.78 %                        4.08 %

Net Interest Income                                $427.1                           $425.0                          $419.1

Net Interest Margin                                         4.47 %                             4.58 %                        4.68 %

<F1>Interest income includes loan fees of $21.3, $20.5, and $23.5, in the quarters ended June 30, and March 31, 1995 and June 30, 1994 and $41.8 and $45.8 in the six months ended June 30, 1995 and 1994. Nonaccrual loans are included in average balances and income on such as loans, if recognized, is recorded on a cash basis.
<F2>Interest income includes the effects of taxable-equivalent adjustments
    (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis.
    The net taxable-equivalent adjustment amounts included in the above table aggregated $12.6, $13.1 and $14.1 in the quarters ended June 30 and March 31, 1995 and June 30, 1994 and $25.7 and $28.2 in the six months ended June 30 1995 and 1994.
<F3>Interest rate swap transactions used to help balance the Company's interest-sensitivity position reduced interest expense by $3.0, $4.4, and $9.2 in the quarters ended June 30 and March 31, 1995 and June 30, 1994 and $7.4 and $20.2 in the six months ended June 30, 1995 and 1994. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.92% and 4.44%, 5.61% and 4.53%, and 4.10% and 4.57%
    in the quarters ended June 30 and March 31, 1995 and June 30, 1994 and 5.76% and 4.48%, and 4.03% and 4.53% in the six months ended June 30, 1995 and 1994.

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                             Six Months Ended
                                              June 30, 1995                    June 30, 1994
                                       Average   Income/   Yields/        Average    Income/ Yields/
                                      Balances   Expense    Rates        Balances    Expense  Rates
Assets
Loans<F1>
  Taxable                              $28,471.7   $1,200.1   8.50 %      $24,894.3   $ 921.1   7.46 %
  Tax-exempt<F2>                           708.4       31.7   9.01            738.0      27.5   7.52
    Total loans                         29,180.1    1,231.8   8.51         25,632.3     948.6   7.46
Investment securities:
  Taxable                                7,281.7      216.4   5.99          8,181.9     219.1   5.40
  Tax-exempt<F2>                           894.2       43.1   9.72          1,074.9      52.6   9.87
    Total investment securities          8,175.9      259.5   6.40          9,256.8     271.7   5.92
Funds sold                                 585.9       17.6   6.06            369.1       6.7   3.64
Other short-term investments<F2>            59.0        1.7   6.08            481.8       8.9   3.74
    Total earning assets                38,000.9    1,510.6   8.02         35,740.0   1,235.9   6.97
Reserve for loan losses                   (661.4)                            (585.3)
Cash and due from banks                  2,101.1                            2,285.7
Premises and equipment                     719.4                              715.2
Other assets                             1,055.8                            1,089.3
Unrealized gains(losses) on
  investment securities                  1,072.1                            1,039.1
    Total assets                       $42,287.9                          $40,284.0

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts             $9,413.1     $130.4   2.79 %       $9,904.1      $103.0   2.10 %
  Savings                                3,729.4       50.1   2.71          4,509.8        50.8   2.27
  Consumer time                          7,704.7      196.0   5.13          6,505.9       126.3   3.92
  Other time<F3>                         4,150.1      111.1   5.40          2,451.8        28.8   2.37
    Total interest-bearing deposits     24,997.3      487.6   3.93         23,371.6       308.9   2.67
Funds purchased                          3,915.8      111.6   5.75          3,196.0        52.7   3.33
Other short-term borrowings                861.5       26.0   6.09          1,199.6        21.8   3.67
Long-term debt                             936.6       33.3   7.18            869.0        30.0   6.96
    Total interest-bearing liabilities  30,711.2      658.5   4.32         28,636.2       413.4   2.91
Noninterest-bearing deposits             6,900.5                            7,038.0
Other liabilities                          996.3                            1,022.5
Realized shareholders' equity            3,016.6                            2,942.1
Net unrealized gains(losses)
  on investment securities                 663.3                              645.2
    Total liabilities and
     shareholders' equity              $42,287.9                          $40,284.0

Interest rate spread                                          3.70 %                                4.06 %

Net Interest Income                                  $852.1                                $822.5

Net Interest Margin                                           4.52 %                                4.64 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

Net Interest Income/Margins. The Company's net interest margin of 4.47% for the second quarter of 1995 was 21 basis points lower than the second quarter of last year. However, the rates on earning assets and interest-bearing liabilities have increased dramatically. The rate on earning assets increased 98 basis points, fueled by a 97 basis point increase in the yield on loans. At the same time, the rate on interest-bearing liabilities rose 144 basis points. As interest rates have risen, the benefit derived from the Company's receive-fixed interest rate swap transactions has fallen (see the discussion entitled "Derivitaves" on page 17). Had the Company received the same benefit from interest rate swaps in the second quarter of this year that it did in the second quarter of last year, the rate on interest-bearing liabilities would have been 8 basis points lower and the net interest margin 6 basis points higher.
     Interest income which the Company was unable to recognize on nonperforming loans in the first six months of 1995 had a negative impact of 3 basis points in the net interest margin as compared to 4 basis points in the first six months of 1994. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.

Noninterest Income. Noninterest income in the second quarter and the first six months of 1995, adjusted to exclude the effect of securities gains (losses), decreased 1.6% and 1.0% from the comparable periods a year ago. Increases in trust income, the Company's largest source of noninterest income, and credit card fees were offset by decreases in service charges on deposit accounts and mutual fund commissions.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                                     Quarters
                                                       1995                        1994
                                                  2           1           4           3           2
Trust income                                    $65.3       $65.1       $61.4       $61.6       $63.4
Service charges on deposit accounts              50.5        53.8        53.7        54.3        54.2
Mutual fund commissions                           2.5         2.0         2.4         2.3         3.2
Other charges and fees                           27.1        26.2        27.6        26.3        27.6
Credit card fees                                 15.7        16.2        14.5        14.0        14.7
Securities gains (losses)                        (0.1)       (0.3)       (4.7)       (0.9)        0.1
Trading account profits and commissions           2.4         2.4         2.3         1.8         1.8
Other income                                     10.8        11.5        11.8        13.7        12.2
  Total noninterest income                     $174.2      $176.9      $169.0      $173.1      $177.2

Noninterest Expense. Noninterest expense decreased 0.5% and increased 1.5% in the second quarter and first six months of 1995 compared to the same periods last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 2.1% and 2.0% over the aforementioned periods. Changes in other categories of noninterest expense were modest when comparing the second quarter and first six months of 1995 to the same periods in 1994.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                                    Quarters
                                                     1995                         1994
                                                 2           1           4           3           2
Salaries                                      $143.1      $140.5      $138.1      $138.5      $137.5
Other compensation                              21.1        21.9        22.6        25.1        23.9
Employee benefits                               24.8        28.5        26.9        23.6        23.6
Net occupancy expense                           31.8        31.5        30.0        32.8        33.0
Equipment expense                               26.5        26.5        25.9        25.7        25.8
FDIC premiums                                   16.6        16.5        16.6        16.8        16.7
Marketing and community relations               13.3        14.0        19.7        11.0        14.1
Postage and delivery                             8.8         9.5         8.5         8.5         8.4
Operating supplies                               7.7         7.9         7.2         7.0         7.7
Other real estate expense                       (2.3)       (1.7)       (2.0)       (0.9)        1.5
Communications                                   7.1         6.7         6.3         6.7         6.7
Consulting and legal                             5.5         4.8         5.7         4.7         8.0
Amortization of intangible assets                5.0         5.0         5.1         5.2         5.4
Other expense                                   40.7        46.5        43.0        44.3        39.1
  Total noninterest expense                   $349.7      $358.1      $353.6      $349.0      $351.4

Efficiency ratio                                          58.2 %      59.5 %      58.9 %      58.7 %      58.9 %

Provision for Loan Losses. As a result of improving credit quality, the Company lowered its provision for loan losses in the second quarter of 1995 to $26.2 million from $33.9 million in the same period last year, yet the provision exceeded net charge-offs by $14.2 million. Net loan charge-offs were $23.5 million in the first six months of this year, representing 0.16% of average loans. The comparable net charge-off amount for 1994 was $27.1 million or 0.18% of average loans.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements; (i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $676.9 million at June 30, 1995, which was 2.25% of quarter-end loans and 370.6% of total nonperforming loans. These ratios at December 31, 1994 were 2.27% and 344.9% and at June 30, 1994 were 2.28% and 276.6%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                                          Quarters
                                                        1995                                  1994
                                                   2              1              4              3              2
Reserve for Loan Losses
  Balances - beginning of quarter               $661.0         $647.0         $634.2         $610.2         $588.1
  Reserve of purchased banks                       1.7              -              -              -              -
  Provision for loan losses                       26.2           25.5           35.2           34.8           33.9

  Charge-offs:
    Domestic:
      Commercial                                  (5.0)          (7.6)          (9.4)          (6.9)          (6.4)
      Real estate:
        Construction                              (0.2)             -              -           (0.1)             -
        Mortgage, 1-4 family                      (1.5)          (1.5)          (2.6)          (1.5)          (1.2)
        Other                                     (4.0)          (2.1)          (6.3)          (3.5)          (3.1)
      Lease financing                             (0.2)          (0.2)          (0.2)          (0.1)          (0.2)
      Credit card                                 (6.8)          (6.6)          (6.4)          (6.6)          (6.9)
      Other consumer loans                        (8.0)          (8.9)          (8.8)          (7.1)          (7.2)
    International
      Total charge-offs                          (25.7)         (26.9)         (33.7)         (25.8)         (25.0)

  Recoveries:
    Domestic:
      Commercial                                   7.4            5.6            3.2            4.9            4.6
      Real estate:
        Construction                              (1.6)           0.2              -              -            0.6
        Mortgage, 1-4 family                       0.5            0.4            0.1            0.7            0.3
        Other                                      1.5            1.6            1.7            2.5            0.9
      Lease financing                              0.1            0.1            0.2            0.1            0.2
      Credit card                                  1.8            1.8            1.8            1.9            1.8
      Other consumer loans                         4.0            5.3            4.3            4.9            4.7
    International                                    -            0.4              -              -            0.1
      Total recoveries                            13.7           15.4           11.3           15.0           13.2
      Net charge-offs                            (12.0)         (11.5)         (22.4)         (10.8)         (11.8)

  Balance - end of quarter                      $676.9         $661.0         $647.0         $634.2         $610.2

Quarter-end loans outstanding:
  Domestic                                   $29,802.3      $28,976.0      $28,260.3      $27,106.1      $26,496.5
  International                                  277.6          258.7          288.6          260.8          252.5
    Total                                    $30,079.9      $29,234.7      $28,548.9      $27,366.9      $26,749.0

Ratio of reserve to quarter-end loans             2.25 %         2.26 %         2.27 %         2.32 %         2.28 %
Average loans                                $29,582.1      $28,773.8      $27,613.9      $26,746.4      $25,991.6
Ratio of net charge-offs (annualized)
  to average loans                                          0.16 %         0.16 %         0.32 %         0.16 %         0.18 %

TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                                       1995                                   1994
                                             June 30         March 31      December 31     September 30      June 30
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                                  $28.7           $31.4           $27.9           $37.1           $34.7
   Real Estate:
    Construction                                11.3            13.9            16.0            15.6            14.3
    Mortgage, 1-4 family                        43.5            42.6            45.3            45.4            46.6
    Other                                       85.3            83.1            82.0            97.4           110.4
   Lease financing                               0.2             0.2             0.2             0.1
   Consumer loans                               10.4            10.7            11.6            11.1            12.3
    Total nonaccrual loans                     179.4           181.9             183           206.7           218.3
 Restructured loans                              3.2             4.3             4.6             5.1             2.3
    Total nonperforming loans                  182.6           186.2           187.6           211.8           220.6
 Other real estate owned                        70.1            83.8            87.7           109.6           119.6
    Total Nonperforming Assets                $252.7          $270.0          $275.3          $321.4          $340.2

Ratios:
 Nonperforming loans to total loans             0.61 %          0.64 %          0.66 %          0.77 %          0.82 %
 Nonperforming assets to total loans
  plus other real estate owned                  0.84            0.92            0.96            1.17            1.27
 Reserve to nonperforming loans               370.61          354.95          344.91          299.36          276.63

Accruing Loans Past Due 90 Days or More        $19.0           $19.5           $19.2           $19.0           $19.3


Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $22.6 million since December 31, 1994 and $87.5 million since June 30, 1994. Since December 31, 1994, nonperforming assets decreased $2.6 million in Florida banks, $4.7 million in Georgia banks, and $15.0 million in Tennessee banks. Included in nonperforming loans at June 30, 1995 are loans aggregating $47.9 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all material potential problem loans are included in Table 6.
     SunTrust adopted Statements of Financial Accounting Standards No. 114 (FAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118 (FAS
118) "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in the first quarter of 1995. FAS 114 and FAS 118 address the accounting by creditors for impairment of a loan and loans that are restructured in a troubled debt restructuring. The adoption of these statements had no material effect on the earnings or financial condition of the Company.
     Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first six months of 1995, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at June 30, 1995, if all such loans had been accruing interest at the original contractual rate, was $9.5 million. Interest income recognized in the six months ended June 30, 1995 on all such nonperforming loans at June 30, 1995, was $3.9 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                                          1995                                       1994
                                 June 30          March 31       December 31      September 30       June 30
Commercial:
  Domestic                       $9,931.3         $9,596.6         $9,279.2         $8,651.7         $8,480.9
  International                     298.0            287.0            273.2            280.6            247.9
Real estate:
  Construction                    1,151.0          1,115.5          1,151.1          1,129.7          1,148.1
  Mortgage, 1-4 family            9,054.0          8,698.1          8,380.5          8,016.1          7,712.9
  Other                           4,579.3          4,557.9          4,516.3          4,489.5          4,503.7
Lease financing                     487.5            459.6            411.0            383.4            374.0
Credit card                         671.7            655.2            690.5            646.6            639.1
Other consumer loans              3,907.1          3,864.8          3,847.1          3,769.3          3,642.4
  Loans                         $30,079.9        $29,234.7        $28,548.9        $27,366.9        $26,749.0


Loans. During the second quarter and first six months of 1995, average loans increased 13.8% over the same periods a year ago. Since December 31, 1994, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratios were 92.9% and 91.5% in the second quarter and first six months of 1995 compared with 84.5% and 84.3% in the same periods of 1994.
     At June 30, 1995, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, totaled $351.1 million, an increase of 6.8% from $328.8 million at December 31, 1994.

Income Taxes. The provision for income taxes was $71.9 and $141.1 million in the second quarter and first six months of 1995 compared to $65.4 and $128.4 million in the same periods last year. Higher taxable income in 1995 was primarily responsible for the increase.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 5.94% in the second quarter of 1994 to 6.43% in the second quarter of this year. The portfolio size declined by $1.0 billion from June 30, 1994 to June 30, 1995 as a portion of maturities were used to meet loan demand. The average life of the portfolio was approximately 3.3 years at June 30, 1995; however, adjustable-rate securities in the portfolio reduced the average time to repricing to 2.1 years. At June 30, 1995, approximately 31.4% of the portfolio consisted of U.S. Treasury securities, 12.9% U.S. government agency securities, 43.9% mortgage-backed securities, 11.1% municipal securities, and 0.7% in other securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At June 30, 1995, the carrying value of the securities portfolio was $1.6 billion over its amortized cost, including a $1.5 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed, which occurred in 1994 when loan demand exceeded deposit growth. It is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
     Average total deposits for the second quarter and first six months of 1995 increased 3.6% and 4.9% over the same periods a year ago. Interest-bearing deposits represented 78.3% and 78.4% of average deposits for the second quarter and first six months of 1995, compared to 77.1% and 76.9% for the same periods in 1994. In the second quarter of 1995, average net purchased funds (average funds purchased less average funds sold) increased $897.2 million over the same period in 1994. Net purchased funds were 9.2% and 8.8% of average earning assets for the second quarter and first six months of 1995 as compared to 7.3% and 7.9% in the same periods a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of June 30, 1995 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                                       Average     Average     Average
(Dollars in millions)         Notional       Fair      Maturity      Rate        Rate
At June 30                     Value        Value     In Months      Paid      Received
Gain position:
  Receive fixed                 $18.0        $0.4        16.3        6.19 %      7.78 %
  Pay fixed                     156.9         2.1        59.1        5.95        6.22
  Total gain position           174.9         2.5
Loss position:
  Receive fixed                  55.0        (0.7)       25.1        6.02        5.07
  Pay fixed                      60.5        (1.2)       31.5        6.89        6.18
  Total loss position           115.5        (1.9)
    Total                      $290.4        $0.6



The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. During the six months ended June 30, 1995, hedge swaps benefited net interest income by $7.4, compared with $20.2 in the corresponding 1994 period. In April 1995, the Company closed out swap positions with a notional value of $800 million for a net gain of $4.3 million which is being amortized over the remaining life of the swaps closed out.

TABLE 9 - CAPITAL RATIOS
(dollars in millions)
                                                                   1995                                1994
                                                         June 30        March 31     December 31    September 30     June 30
Tier 1 capital:
  Realized shareholders' equity                          $3,035.7       $2,949.7       $2,883.3       $2,926.9      $2,899.8
  Intangible assets other than servicing rights            (225.1)        (218.1)        (222.2)        (229.5)       (233.7)
    Total Tier 1 capital                                  2,810.6        2,731.6        2,661.1        2,697.4       2,666.1
Tier 2 capital:
  Allowable reserve for loan losses                         437.5          426.2          420.9          405.1         398.5
  Allowable long-term debt                                  247.6          247.6          281.4          282.2         285.5
    Total Tier 2 capital                                    685.1          673.8          702.3          687.3         684.0
    Total capital                                        $3,495.7       $3,405.4       $3,363.4       $3,384.7      $3,350.1

Risk-weighted assets                                    $34,759.9      $33,861.6      $33,444.3      $32,180.6     $31,667.2
Risk-based ratios:
  Tier 1 capital                                             8.09 %         8.07 %         7.95 %         8.38 %        8.42 %
  Total capital                                             10.06          10.06          10.05          10.52         10.58
Tier 1 leverage ratio                                        6.80           6.72           6.68           6.87          6.80
Total shareholders' equity to assets                         9.04           8.66           8.09           8.47          8.39



Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At June 30, 1995, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 8.09%, 10.06% and 6.80%, respectively.
     In 1993, the Board of Directors authorized the Company to repurchase up to 12,000,000 shares of SunTrust common stock. Under this authorization, the Company has repurchased 11,441,199 shares as of June 30, 1995, leaving an additional 558,801 shares of SunTrust common stock that may be repurchased under this authorization. In April 1995, the Board of Directors authorized the repurchase of up to another 10,000,000 shares of SunTrust common stock.

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At June 30, 1995, the servicing portfolio was $9.9 billion, which includes $5.8 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Securities engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Capital Markets, Inc. serves as the investment banking arm of SunTrust. The business activities include public finance, corporate finance and the sale of investment securities to corporations, institutions and government entities. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.


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

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                                                           Trust Company           Third National
                                                SunBanks, Inc.              of Georgia               Corporation
                                              1995        1994          1995        1994          1995        1994
Summary of Operations<F2>
 Net interest income (FTE)                    $460.5      $443.1        $284.4      $269.6        $137.8      $132.5
 Provision for loan losses                      30.6        39.8          14.7        19.9           6.1         7.9
 Trust income                                   69.8        69.8          44.2        40.9          16.4        16.7
 Other noninterest income                      111.0       112.8          71.3        78.2          31.7        34.7
 Personnel expense                             146.9       149.3          90.1        88.4          47.1        47.1
 Other noninterest expense                     229.9       220.4         126.7       123.5          61.8        62.6
 Net income                                    145.4       134.8         108.7       101.1          43.1        40.4

Selected Average Balances<F2>
 Total assets                                 21,073      20,181        14,504      13,930         6,509       6,276
 Earning assets                               19,811      18,562        12,302      11,889         6,198       5,841
 Loans                                        15,181      13,535         9,510       8,137         4,467       3,895
 Total deposits                               16,956      16,845         9,865       8,609         5,136       5,028
 Realized shareholders' equity                 1,828       1,697         1,181       1,088           537         513

At June 30
 Total assets                                 21,482      20,234        15,717      14,469         6,692       6,330
 Earning assets                               19,902      18,802        12,911      12,558         6,324       5,941
 Loans                                        15,413      13,975         9,982       8,725         4,630       4,014
 Reserve for loan losses                         360         321           197         177           119         111
 Total deposits                               17,212      16,650         9,395       9,369         5,119       5,048
 Realized shareholders' equity                 1,883       1,761         1,217       1,124           544         519
 Total shareholders' equity                    1,886       1,718         2,168       1,700           546         506

Credit Quality
 Net loan charge-offs<F1>                       15.5        20.0           5.3         6.8           2.4         0.1
 Nonperforming loans<F2>                       115.1       142.2          53.4        64.3          13.8        13.6
 Other real estate owned<F2>                    36.0        49.2          12.1        26.2          21.9        44.2

Ratios
 ROA<F3>                                        1.38 %      1.35 %        1.65 %      1.58 %        1.33 %      1.30 %
 ROE<F3>                                       16.05       16.02         18.56       18.74         16.20       15.86
 Net interest margin<F3>                        4.69        4.81          4.66        4.57          4.48        4.58
 Efficiency ratio<F3>                           58.7        59.1          54.2        54.5          58.6        59.7
 Total shareholders' equity/assets<F2>          8.78        8.49         13.79       11.75          8.16        7.99
 Net loan charge-offs to average loans<F3>      0.21        0.30          0.11        0.17          0.11        0.01
 Nonperforming loans to total loans<F2>         0.75        1.02          0.54        0.74          0.30        0.34
 Nonperforming assets to total loans plus
  other real estate owned<F2>                   0.98        1.36          0.66        1.03          0.77        1.42
 Reserve to loans<F2>                           2.33        2.30          1.98        2.03          2.57        2.76
 Reserve to nonperforming loans<F2>            312.4       226.1         369.3       275.7         861.6       815.0

<F1>For the six month period ended June 30.
<F2>At June 30.
<F3>Annualized for the first six months.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                                           Exhibit No.    Page No.

Statement re: Computation of Per Share Earnings        11           22



(b) SunTrust did not file any reports on Form 8-K during the second quarter of 1995.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of August, 1995.

                            SunTrust Banks, Inc.
                                (Registrant)


                             /s/ W.P. O'Halloran
                            William P. O'Halloran
                    Senior Vice President and Controller
                         (Chief Accounting Officer)