Form 10-Q
period 1995-09-30
SUNTRUST BANKS INC
filed 1995-11-13
CIK 750556

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

              For the Quarterly Period Ended September 30, 1995
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

                          Yes  __X__      No _____

At October 31, 1995, 113,160,351 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                 Page No.

Consolidated Statements of Income
    Nine months ended September 30, 1995 and 1994         4

Consolidated Balance Sheets
    September 30, 1995, December 31, 1994 and             5
    September 30, 1994

Consolidated Statements of Cash Flow
    Nine months ended September 30, 1995 and 1994         6

Consolidated Statements of Shareholders' Equity
    Nine months ended September 30, 1995 and 1994         7


The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year 1995.

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

CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months                  Nine Months
                                                         Ended September 30           Ended September 30
(Dollars in thousands except per share data)<F1>        1995          1994           1995          1994
Interest Income
  Interest and fees on loans                           $632,416      $521,334     $1,852,988    $1,459,596
  Interest and dividends on investment securities
    Taxable interest                                     99,743       103,055        301,793       309,962
    Tax-exempt interest                                  13,714        16,370         42,708        51,256
    Dividends (1)                                         6,920         5,899         20,991        18,121
  Interest on funds sold                                  6,345         3,711         23,941        10,376
  Interest on deposits in other banks                       280         1,494            780         9,224
  Other interest                                            461           758          1,609         1,844
      Total interest income                             759,879       652,621      2,244,810     1,860,379
Interest Expense
  Interest on deposits                                  251,368       190,520        738,976       499,408
  Interest on funds purchased                            58,749        27,036        170,330        79,777
  Interest on other short-term borrowings                14,818        10,230         40,854        32,064
  Interest on long-term debt                             17,034        17,032         50,378        47,007
      Total interest expense                            341,969       244,818      1,000,538       658,256
Net Interest Income                                     417,910       407,803      1,244,272     1,202,123
Provision for loan losses                                29,131        34,827         80,820       102,637
Net interest income after provision for loan losses     388,779       372,976      1,163,452     1,099,486

Noninterest Income
  Trust income                                           64,762        61,606        195,123       188,889
  Service charges on deposit accounts                    54,054        54,272        158,305       164,652
  Other charges and fees                                 32,056        28,615         89,833        91,073
  Credit card fees                                       15,094        14,053         46,967        42,726
  Securities gains (losses)                               1,054          (882)           605         1,990
  Other noninterest income                               15,597        15,469         42,912        41,631
      Total noninterest income                          182,617       173,133        533,745       530,961

Noninterest Expense
  Salaries and other compensation                       170,079       163,573        496,675       485,775
  Employee benefits                                      25,138        23,563         78,420        73,799
  Net occupancy expense                                  33,637        32,737         96,925        96,874
  Equipment expense                                      25,763        25,704         78,728        77,440
  FDIC premiums                                            (592)       16,777         32,492        50,026
  Marketing and community relations                      10,272        11,014         37,621        37,517
  Postage and delivery                                    8,811         8,503         27,135        25,625
  Other noninterest expense                              89,972        67,102        222,908       199,363
      Total noninterest expense                         363,080       348,973      1,070,904     1,046,419
Income before income taxes                              208,316       197,136        626,293       584,028
Provision for income taxes                               64,616        65,252        205,681       193,600
      Net Income                                       $143,700      $131,884       $420,612      $390,428

Average common equivalent shares                    114,087,510   119,270,688    114,901,681   120,501,322
Net income per average common share                       $1.26         $1.11          $3.66         $3.24
Dividends declared per common share                        0.36          0.32           1.08          0.96

(1) Includes dividends on common stock of
      The Coca-Cola Company                               5,309         4,706         15,928        14,118

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                     September 30   December 31   September 30
(Dollars in thousands)<F1>                               1995           1994          1994
Assets
  Cash and due from banks                              $1,995,426    $2,595,071    $2,211,042
  Interest-bearing deposits in other banks                 12,342        56,040        71,022
  Trading account                                          34,354        98,110       136,102
  Investment securities (1)                             9,589,466     9,318,521     9,790,466
  Funds sold                                              388,860       940,656       888,255

  Loans                                                30,000,794    28,548,887    27,366,915
  Reserve for loan losses                                (692,828)     (647,016)     (634,168)
      Net loans                                        29,307,966    27,901,871    26,732,747

  Premises and equipment                                  728,810       714,666       709,978
  Intangible assets                                       257,131       237,416       242,450
  Customers' acceptance liability                         200,027        39,813        48,428
  Other assets                                            842,745       806,921       796,236
      Total assets                                    $43,357,127   $42,709,085   $41,626,726

Liabilities
  Noninterest-bearing deposits                         $6,835,552    $7,653,776    $7,315,778
  Interest-bearing deposits                            24,480,719    24,564,640    25,253,336
      Total deposits                                   31,316,271    32,218,416    32,569,114
  Funds purchased                                       4,503,980     4,351,896     2,602,128
  Other short-term borrowings                             939,325       785,653       946,790
  Long-term debt                                        1,002,150       930,447       918,491
  Acceptances outstanding                                 200,027        39,813        48,428
  Other liabilities                                     1,328,531       929,529     1,014,942
      Total liabilities                                39,290,284    39,255,754    38,099,893

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued
  Common stock, $1.00 par value; 350,000,000
    shares authorized (2)                                 130,461       130,461       130,461
  Additional paid in capital                              435,621       438,309       440,239
  Retained earnings                                     3,317,985     3,020,985     2,930,543
  Treasury stock and other (3)                           (848,838)     (706,499)     (574,310)
      Realized shareholders' equity                     3,035,229     2,883,256     2,926,933
  Unrealized gains (losses) on investment
    securities, net of taxes                            1,031,614       570,075       599,900
      Total shareholders' equity                        4,066,843     3,453,331     3,526,833
      Total liabilities and shareholders' equity      $43,357,127   $42,709,085   $41,626,726

(1) Includes unrealized gains (losses) on
      investment securities                            $1,667,724      $916,578      $966,444
(2) Common shares outstanding                         113,568,985   115,679,426   118,407,582
(3) Treasury shares of common stock                    16,891,659    14,781,218    12,053,062

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                              Nine Months
                                                          Ended September 30
(In thousands)<F1>                                        1995          1994
Cash flow from operating activities:
 Net income                                           $  420,612    $   390,42
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          100,359       100,336
  Provision for loan losses                               80,821       102,639
  Provision for losses on other real estate                2,911        11,011
  Amortization of compensation element of
   restricted stock                                        4,185         3,853
  Securities (gains) and losses, net                        (606)       (1,990)
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net              (14,287)      (15,209)
  Recognition of unearned loan income                    (85,516)     (157,492)
  Change in period-end balances of:
    Trading account                                       63,756       (23,580)
    Interest receivable                                  (12,128)      (25,844)
    Prepaid expenses                                     (16,526)      (46,343)
    Other assets                                         (30,908)       16,233
    Taxes payable                                         22,124        (6,821)
    Interest payable                                      32,445        36,526
    Other accrued expenses                                64,212        35,122
    Net cash provided by operating activities            631,454       418,869

Cash flow from investing activities:
 Proceeds from maturities of investment securities     1,073,480     1,961,269
 Proceeds from sales of investment securities            298,319     1,286,546
 Purchase of investment securities                      (768,281)   (2,668,399)
 Net (increase) decrease in loans                     (1,338,213)   (1,640,889)
 Capital expenditures                                    (93,641)      (71,169)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                  92,213        99,767
 Net inflow (outflow) from bank acquisitions             (25,493)      (33,411)
 Other                                                    (5,455)       22,130
   Net cash provided(used) by investing activities      (767,071)   (1,044,156)

Cash flow from financing activities:
 Net increase (decrease) in deposits                  (1,132,788)    1,752,289
 Net increase (decrease) in funds purchased and
  other short-term borrowings                            298,196    (1,348,805)
 Proceeds from the issuance of long-term debt            106,495       563,441
 Repayment of long-term debt                             (34,792)     (302,847)
 Proceeds from the exercise of stock options               4,043         3,212
 Payments to acquire treasury stock                     (177,064)     (211,389)
 Dividends paid                                         (123,612)     (115,242)
    Net cash provided by financing activities         (1,059,522)      340,659
Net decrease in cash and cash equivalents             (1,195,139)     (284,628)
Cash and cash equivalents at beginning of period       3,591,767     3,454,947
Cash and cash equivalents at end of period            $2,396,628    $3,170,319

Supplemental Disclosure
Interest paid                                         $1,032,983    $  621,730
Taxes paid                                               191,506       206,839

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                      Unrealized
                                                            Additional                   Treasury    Gains (Losses)
                                                Common       Paid in       Retained     Stock and    on Securities
(In thousands)<F1>                              Stock        Capital       Earnings     Other<F2>    Net of Taxes     Total
Balance, January 1, 1994                        $130,461      $444,941    $2,655,357     ($384,951)     $763,775    $3,609,583
Net income                                             -             -       390,428             -             -       390,428
Cash dividends declared on common
   stock, $0.96 per share                              -             -      (115,242)            -             -      (115,242)
Proceeds from exercise of stock options                -        (5,107)            -         8,319             -         3,212
Conversion of convertible debentures                   -             -             -             -             -             -
Acquisition of treasury stock                          -             -             -      (211,389)            -      (211,389)
Issuance of treasury stock for 401(k)                  -           411             -         9,851             -        10,262
Issuance, net of forfeitures, of treasury
   stock as restricted stock                           -            (6)            -             7             -             1
Amortization of compensation element
   of restricted stock                                 -             -             -         3,853             -         3,853
Change in unrealized gains (losses)
  on securities, net of taxes                          -             -             -             -      (163,875)     (163,875)
Balance, September 30, 1994                     $130,461      $440,239    $2,930,543     ($574,310)     $599,900    $3,526,833

Balance, January 1, 1995                        $130,461      $438,309    $3,020,985     ($706,499)     $570,075    $3,453,331
Net income                                             -             -       420,612             -             -       420,612
Cash dividends declared on common
   stock, $1.08 per share                              -             -      (123,612)            -             -      (123,612)
Proceeds from exercise of stock options                -        (7,154)            -        11,197             -         4,043
Acquisition of treasury stock                                                      -      (177,064)            -      (177,064)
Issuance of treasury stock for 401(k)                  -         1,104             -         9,011             -        10,115
Issuance, net of forfeitures, of treasury
   stock as restricted stock                           -         3,362             -        12,863             -        16,225
Issuance of treasury stock for acquisition             -             -             -        13,695             -        13,695
Compensation element of restricted stock               -             -             -       (16,226)            -       (16,226)
Amortization of compensation element
   of restricted stock                                 -             -             -         4,185             -         4,185
Change in unrealized gains (losses)
  on securities, net of taxes                          -             -             -             -       461,539       461,539
Balance, September 30, 1995                     $130,461      $435,621    $3,317,985     ($848,838)   $1,031,614    $4,066,843

<F1>See notes to consolidated financial statements.
<F2>* Balance at September 30, 1995 includes $805,458 for Treasury Stock and $43,380 for Deferred Compensation.

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

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                                Quarters
                                                                      1995                         1994
                                                             3           2           1           4           3
Summary of Operations
 Interest and dividend income                             $759.9      $758.4      $726.5      $691.9      $652.7
 Interest expense                                          342.0       343.9       314.7       274.2       244.9
 Net interest income                                       417.9       414.5       411.8       417.7       407.8
 Provision for loan losses                                  29.1        26.2        25.5        35.2        34.8
 Net interest income after provision for loan losses       388.8       388.3       386.3       382.5       373.0
 Noninterest income                                        182.6       174.2       176.9       169.0       173.1
 Noninterest expense                                       363.1       349.7       358.1       353.6       349.0
 Income before provision for income taxes                  208.3       212.8       205.1       197.9       197.1
 Provision for income taxes                                 64.6        71.9        69.1        65.6        65.2
 Net income                                               $143.7      $140.9      $136.0      $132.3      $131.9

Per common share
 Net income                                                $1.26       $1.22       $1.18       $1.13       $1.11
 Dividends declared                                         0.36        0.36        0.36        0.36        0.32
 Book value                                                35.81       34.76       32.09       29.85       29.79
 Common stock market price
  High                                                    67 3/4      59 7/8      55 3/8      51 1/8      51 3/8
  Low                                                     57          53 1/8      47 1/4      46 3/8      47 1/8
  Close                                                   66 1/8      58 1/4      53 1/2      47 3/4      48 3/4

Selected Average Balances
 Total assets                                          $43,072.4   $42,762.2   $41,808.4   $40,991.2   $40,391.4
 Earning assets                                         38,198.8    38,344.3    37,653.9    36,790.8    36,161.2
 Loans                                                  29,771.1    29,582.1    28,773.8    27,613.9    26,746.4
 Total deposits                                         31,516.5    31,852.5    31,943.7    31,338.2    31,338.4
 Realized shareholders' equity                           3,092.9     3,043.8     2,989.1     2,964.7     2,991.1
 Total shareholders' equity                              4,090.3     3,797.4     3,561.2     3,555.0     3,557.3

 Common equivalent shares (thousands)                    114,088     115,090     115,543     117,054     119,271

Financial Ratios and Other
 ROA<F1>                                                    1.38 %      1.36 %      1.35 %      1.31 %      1.33 %
 ROE<F1>                                                   18.43       18.56       18.46       17.71       17.49
 Net interest margin<F1>                                    4.47        4.47        4.58        4.65        4.63
 Net interest income - taxable-equivalent                 $430.1      $427.1      $424.9      $431.5      $421.7

<F1> ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the third quarter of 1995 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
           YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                                     Quarter Ended
                                          September 30, 1995                 June 30, 1995               September 30, 1994
                                      Average    Income/  Yields/      Average    Income/  Yields/      Average    Income/  Yields/
                                     Balances    Expense   Rates      Balances    Expense   Rates      Balances    Expense   Rates
Assets
Loans<F1>
  Taxable                             $29,116.9   $622.5  8.48 %    $28,886.4   $615.8     8.55 %    $26,011.9   $510.8     7.79 %
  Tax-exempt<F2>                          654.2     15.3  9.29          695.7     15.2     8.76          734.5     16.2     8.75
    Total loans                        29,771.1    637.8  8.50       29,582.1    631.0     8.56       26,746.4    527.0     7.82
Investment securities:
  Taxable                               7,081.7    106.8  5.98        7,185.0    107.8     6.02        7,885.1    109.0     5.48
  Tax-exempt<F2>                          870.3     20.4  9.30          875.0     21.6     9.90        1,018.6     24.5     9.52
    Total investment securities         7,952.0    127.2  6.35        8,060.0    129.4     6.44        8,903.7    133.5     5.94
Funds sold                                422.0      6.3  5.96          655.0      9.9     6.09          315.8      3.7     4.66
Other short-term investments<F2>           53.7      0.8  5.57           47.2      0.7     5.98          195.3      2.4     4.74
    Total earning assets               38,198.8    772.1  8.02       38,344.3    771.0     8.07       36,161.2    666.6     7.31
Reserve for loan losses                  (684.2)                       (668.2)                          (620.5)
Cash and due from banks                 2,033.7                       2,078.0                          2,190.1
Premises and equipment                    724.3                         720.7                            712.2
Other assets                            1,186.7                       1,068.4                          1,037.8
Unrealized gains(losses) on
  investment securities                 1,613.1                       1,219.0                            910.6
    Total assets                      $43,072.4                     $42,762.2                        $40,391.4

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  Money market accounts                $9,329.7    $63.0  2.68 %     $9,359.3    $65.5     2.81 %     $9,692.6    $58.1     2.38 %
  Savings                               3,552.2     23.0  2.57        3,637.3     24.4     2.70        4,320.0     26.9     2.48
  Consumer time                         8,078.0    111.0  5.45        7,927.4    105.5     5.33        6,655.2     69.3     4.13
  Other time<F3>                        3,792.9     54.4  5.69        4,018.2     56.3     5.62        3,708.3     36.2     3.87
    Total interest-bearing deposits    24,752.8    251.4  4.03       24,942.2    251.7     4.05       24,376.1    190.5     3.10
Funds purchased                         4,148.0     58.8  5.62        4,167.7     60.7     5.84        2,542.7     27.1     4.22
Other short-term borrowings               949.6     14.8  6.19          914.3     14.6     6.40        1,035.2     10.3     3.92
Long-term debt                            957.1     17.0  7.06          943.0     16.9     7.21          975.5     17.0     6.93
    Total interest-bearing liabilities 30,807.5    342.0  4.40       30,967.2    343.9     4.45       28,929.5    244.9     3.36
Noninterest-bearing deposits            6,763.7                       6,910.3                          6,962.3
Other liabilities                       1,410.9                       1,087.3                            942.3
Realized shareholders' equity           3,092.9                       3,043.8                          2,991.2
Net unrealized gains(losses)
  on investment securities                997.4                         753.6                            566.1
    Total liabilities and
     shareholders' equity             $43,072.4                     $42,762.2                        $40,391.4

Interest rate spread                                      3.62 %                           3.62 %                           3.95 %

Net Interest Income                               $430.1                        $427.1                           $421.7

Net Interest Margin                                       4.47 %                           4.47 %                           4.63 %

<F1> Interest income includes loan fees of $22.9, $21.3, and $23.2 in the quarters ended September 30, and June 30, 1995 and September 30, 1994 and $64.6 and $69.0 in the nine months ended September 30, 1995 and 1994. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2> Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $12.2, $12.6 and $13.9 in the quarters ended September 30 and June 30, 1995 and September 30, 1994 and $37.9 and $42.1 in the nine months ended September 30, 1995 and 1994.
<F3> Interest rate swap transactions used to help balance the
     Company's interest-sensitivity position reduced interest expense by $1.5, $3.0, and $5.5 in the quarters ended September 30 and June 30, 1995 and September 30, 1994 and $8.9 and $25.7 in the nine months ended September 30, 1995 and 1994. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.84% and 4.45%, 5.92% and 4.44%, and 4.46% and 4.57% in the
     quarters ended September 30 and June 30, 1995 and September 30, 1994 and 5.79% and 4.47%, and 4.22% and 4.54% in the nine months ended September 30, 1995 and 1994.


TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
           YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                 Nine Months Ended
                                          September 30, 1995                   September 30, 1994
                                      Average    Income/    Yields/        Average    Income/     Yields/
                                     Balances    Expense     Rates        Balances    Expense      Rates
Assets
Loans<F1>
  Taxable                             $28,689.1   $1,822.6  8.49 %      $25,270.9      $1,431.9   7.58 %
  Tax-exempt<F2>                          690.2       47.0  9.10            736.8          43.7   7.94
    Total loans                        29,379.3    1,869.6  8.51         26,007.7       1,475.6   7.59
Investment securities:
  Taxable                               7,214.3      323.2  5.99          8,081.8         328.1   5.43
  Tax-exempt<F2>                          886.1       63.5  9.58          1,056.0          77.1   9.76
    Total investment securities         8,100.4      386.7  6.38          9,137.8         405.2   5.93
Funds sold                                530.7       23.9  6.03            351.2          10.4   3.95
Other short-term investments<F2>           57.2        2.5  5.92            385.2          11.3   3.91
    Total earning assets               38,067.6    2,282.7  8.02         35,881.9       1,902.5   7.09
Reserve for loan losses                  (669.1)                           (597.1)
Cash and due from banks                 2,078.4                           2,253.5
Premises and equipment                    721.1                             714.2
Other assets                            1,099.9                           1,071.9
Unrealized gains(losses) on
  investment securities                 1,254.4                             995.8
    Total assets                      $42,552.3                         $40,320.2

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $9,385.0     $193.4  2.75 %       $9,832.8        $161.1   2.19 %
  Savings                               3,669.7       73.2  2.67          4,445.8          77.7   2.34
  Consumer time                         7,830.5      306.9  5.24          6,556.2         195.6   3.99
  Other time<F3>                        4,029.7      165.5  5.49          2,875.3          65.0   3.02
    Total interest-bearing deposits    24,914.9      739.0  3.97         23,710.1         499.4   2.82
Funds purchased                         3,994.1      170.3  5.70          2,975.8          79.8   3.58
Other short-term borrowings               891.1       40.8  6.13          1,144.2          32.1   3.75
Long-term debt                            943.5       50.4  7.14            904.9          47.0   6.95
    Total interest-bearing liabilities 30,743.6    1,000.5  4.35         28,735.0         658.3   3.06
Noninterest-bearing deposits            6,854.4                           7,012.5
Other liabilities                       1,136.1                             995.5
Realized shareholders' equity           3,042.3                           2,958.6
Net unrealized gains(losses)
  on investment securities                775.9                             618.6
    Total liabilities and
     shareholders' equity             $42,552.3                         $40,320.2

Interest rate spread                                        3.67 %                                4.03 %

Net Interest Income                               $1,282.2                             $1,244.2

Net Interest Margin                                         4.50 %                                4.64 %

<F1> See note F1 on Table 2A
<F2> See note F2 on Table 2A
<F3> See note F3 on Table 2A

Net Interest Income/Margins. The Company's net interest margin of 4.47% for the third quarter of 1995 was 16 basis points lower than the third quarter of last year. The rates on earning assets and interest-bearing liabilities both increased substantially. The rate on earning assets increased 71 basis points, fueled by a 68 basis point increase in the yield on loans. At the same time, the rate on interest-bearing liabilities rose 104 basis points. Interest rate swaps also helped increase last year's net interest margin (see the discussion entitled "Derivitaves" on page 17).
  Interest income which the Company was unable to recognize on nonperforming loans had a negative impact of 3 basis points in the net interest margin in the first nine months of both 1995 and 1994. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.

Noninterest Income. Noninterest income in the third quarter and the first nine months of 1995, adjusted to exclude the effect of securities gains (losses), increased 4.3% and 0.8% from the comparable periods a year ago. Trust income, the Company's largest source of noninterest income, increased 5.1% and 3.3% over the same periods. Other charges and fees were 14.0% higher in the third quarter of this year compared to the same period last year due to higher volume in our mortgage banking business. Credit card fees also increased 7.4% and 9.9%.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                              Quarters
                                                      1995                       1994
                                            3          2          1          4          3
Trust income                               $64.7      $65.3      $65.1      $61.4      $61.6
Service charges on deposit accounts         54.0       50.5       53.8       53.7       54.3
Mutual fund commissions                      2.1        2.5        2.0        2.4        2.3
Other charges and fees                      29.9       27.1       26.2       27.6       26.3
Credit card fees                            15.1       15.7       16.2       14.5       14.0
Securities gains (losses)                    1.0       (0.1)      (0.3)      (4.7)      (0.9)
Trading account profits and commissions      2.5        2.4        2.4        2.3        1.8
Other income                                13.3       10.8       11.5       11.8       13.7
  Total noninterest income                $182.6     $174.2     $176.9     $169.0     $173.1

Noninterest Expense. Noninterest expense increased 4.0% and 2.3% in the third quarter and first nine months of 1995 compared to the same periods last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 4.3% and 2.8% over the aforementioned periods. FDIC premiums in the third quarter of 1995 were negative as the Company recorded a refund from the FDIC in connection with the recent retroactive deposit insurance rate reduction. Other noninterest expense increased substantially in the third quarter of this year due to expenditures made in connection with various projects to stimulate business growth and development.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                        Quarters
                                                1995                       1994
                                      3          2          1          4          3
Salaries                            $144.8     $143.1     $140.5     $138.1     $138.5
Other compensation                    25.3       21.1       21.9       22.6       25.1
Employee benefits                     25.1       24.8       28.5       26.9       23.6
Net occupancy expense                 33.6       31.8       31.5       30.0       32.8
Equipment expense                     25.7       26.5       26.5       25.9       25.7
FDIC premiums                         (0.6)      16.6       16.5       16.6       16.8
Marketing and community relations     10.3       13.3       14.0       19.7       11.0
Postage and delivery                   8.8        8.8        9.5        8.5        8.5
Operating supplies                     8.1        7.7        7.9        7.2        7.0
Other real estate expense             (1.1)      (2.3)      (1.7)      (2.0)      (0.9)
Communications                         7.3        7.1        6.7        6.3        6.7
Consulting and legal                   5.5        5.5        4.8        5.7        4.7
Amortization of intangible assets      5.4        5.0        5.0        5.1        5.2
Other expense                         64.9       40.7       46.5       43.0       44.3
  Total noninterest expense         $363.1     $349.7     $358.1     $353.6     $349.0

Efficiency ratio                  59.3 %     58.2 %     59.5 %     58.9 %     58.7 %

Provision for Loan Losses. As a result of improving credit quality, the Company lowered its provision for loan losses in the third quarter of 1995 to $29.1 million from $34.8 million in the same period last year, yet the provision still exceeded net charge-offs by $15.2 million. Net loan charge-offs were $37.4 million in the first nine months of this year, representing 0.17% of average loans. The comparable net charge-off amount for 1994 was $37.9 million or 0.20% of average loans. Consumer loan charge-offs increased slightly yet remain low compared to historical standards. Recoveries, as a percent of gross charge-offs for consumer loans remain well above 40%.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements;
(i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $692.8 million at September 30, 1995, which was 2.31% of quarter-end loans and 390.8% of total nonperforming loans. These ratios at December 31, 1994 were 2.27% and 344.9% and at September 30, 1994 were 2.32% and 299.4%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                               Quarters
                                                     1995                         1994
                                          3           2           1           4           3
Reserve for Loan Losses
  Balances - beginning of quarter        $676.9      $661.0      $647.0      $634.2      $610.2
  Reserve of purchased banks                0.7         1.7           -           -           -
  Provision for loan losses                29.1        26.2        25.5        35.2        34.8

  Charge-offs:
    Domestic:
      Commercial                           (4.0)       (5.0)       (7.6)       (9.4)       (6.9)
      Real estate:
        Construction                       (0.1)       (0.2)          -           -        (0.1)
        Mortgage, 1-4 family               (2.3)       (1.5)       (1.5)       (2.6)       (1.5)
        Other                              (3.9)       (4.0)       (2.1)       (6.3)       (3.5)
      Lease financing                      (0.2)       (0.2)       (0.2)       (0.2)       (0.1)
      Credit card                          (6.8)       (6.8)       (6.6)       (6.4)       (6.6)
      Other consumer loans                (10.0)       (8.0)       (8.9)       (8.8)       (7.1)
    International                             -           -           -           -           -
      Total charge-offs                   (27.3)      (25.7)      (26.9)      (33.7)      (25.8)

  Recoveries:
    Domestic:
      Commercial                            3.2         7.4         5.6         3.2         4.9
      Real estate:
        Construction                        1.9        (1.6)        0.2           -           -
        Mortgage, 1-4 family                0.2         0.5         0.4         0.1         0.7
        Other                               1.4         1.5         1.6         1.7         2.5
      Lease financing                       0.2         0.1         0.1         0.2         0.1
      Credit card                           2.0         1.8         1.8         1.8         1.9
      Other consumer loans                  4.3         4.0         5.3         4.3         4.9
    International                           0.2           -         0.4           -           -
      Total recoveries                     13.4        13.7        15.4        11.3        15.0
      Net charge-offs                     (13.9)      (12.0)      (11.5)      (22.4)      (10.8)

  Balance - end of quarter               $692.8      $676.9      $661.0      $647.0      $634.2

Quarter-end loans outstanding:
  Domestic                            $29,702.6   $29,802.3   $28,975.8   $28,300.4   $27,106.1
  International                           298.2       277.6       258.9       248.5       260.8
    Total                             $30,000.8   $30,079.9   $29,234.7   $28,548.9   $27,366.9

Ratio of reserve to quarter-end loans      2.31 %      2.25 %      2.26 %      2.27 %      2.32 %
Average loans                         $29,771.1   $29,582.1   $28,773.8   $27,613.9   $26,746.4
Ratio of net charge-offs (annualized)
  to average loans                         0.18 %      0.16 %      0.16 %      0.32 %      0.16 %


TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                                      1995                           1994
                                       September 30   June 30     March 31  December 31  September 30
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                              $27.6       $28.7       $31.4       $27.9       $37.1
   Real Estate:
    Construction                             6.9        11.3        13.9        16.0        15.6
    Mortgage, 1-4 family                    44.2        43.5        42.6        45.3        45.4
    Other                                   84.0        85.3        83.1        82.0        97.4
   Lease financing                             -         0.2         0.2         0.2         0.1
   Consumer loans                           11.6        10.4        10.7        11.6        11.1
    Total nonaccrual loans                 174.3       179.4       181.9       183.0       206.7
 Restructured loans                          3.0         3.2         4.3         4.6         5.1
    Total nonperforming loans              177.3       182.6       186.2       187.6       211.8
 Other real estate owned                    66.2        70.1        83.8        87.7       109.6
    Total Nonperforming Assets            $243.5      $252.7      $270.0      $275.3      $321.4

Ratios:
 Nonperforming loans to total loans         0.59 %      0.61 %      0.64 %      0.66 %      0.77 %
 Nonperforming assets to total loans
  plus other real estate owned              0.81        0.84        0.92        0.96        1.17
 Reserve to nonperforming loans           390.78      370.61      354.95      344.91      299.36

Accruing Loans Past Due 90 Days or More    $26.0       $19.0       $19.5       $19.2       $19.0

    Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $31.8 million since December 31, 1994 and $77.9 million since September 30, 1994. Since December 31, 1994, nonperforming assets decreased $4.0 million in Florida banks, $8.4 million in Georgia banks, and $19.3 million in Tennessee banks. Included in nonperforming loans at September 30, 1995 are loans aggregating $34.3 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all material potential problem loans are included in Table 6.
    SunTrust adopted Statements of Financial Accounting Standards No. 114 (FAS 114) "Accounting by Creditors for Impairment of a Loan" and No. 118
(FAS 118) "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in the first quarter of 1995. FAS 114 and FAS 118 address the accounting by creditors for impairment of a loan and loans that are restructured in a troubled debt restructuring. The adoption of these statements had no material effect on the earnings or financial condition of the Company.
    Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first nine months of 1995, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at September 30, 1995, if all such loans had been accruing interest at the original contractual rate, was $13.6 million. Interest income recognized in the nine months ended September 30, 1995 on all such nonperforming loans at September 30, 1995, was $6.1 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                                               1995                             1994
                               September 30   June 30     March 31    December 31  September 30
Commercial:
  Domestic                       $9,374.4     $9,931.3     $9,596.6     $9,279.2     $8,651.7
  International                     299.6        298.0        287.0        273.2        280.6
Real estate:
  Construction                    1,176.6      1,151.0      1,115.5      1,151.1      1,129.7
  Mortgage, 1-4 family            9,431.4      9,054.0      8,698.1      8,380.5      8,016.1
  Other                           4,567.4      4,579.3      4,557.9      4,516.3      4,489.5
Lease financing                     507.6        487.5        459.6        411.0        383.4
Credit card                         713.9        671.7        655.2        690.5        646.6
Other consumer loans              3,929.9      3,907.1      3,864.8      3,847.1      3,769.3
  Loans                         $30,000.8    $30,079.9    $29,234.7    $28,548.9    $27,366.9

Loans. During the third quarter and first nine months of 1995, average loans increased 11.3% and 13.0% over the same periods a year ago, however, loan growth slowed during the third quarter. Since December 31, 1994, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratios were 94.5% and 92.5% in the third quarter and first nine months of 1995 compared with 85.3% and 84.7% in the same periods of 1994.
    At September 30, 1995, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, totaled $348.5 million, an increase of 5.5% from $328.8 million at December 31, 1994.

Income Taxes. The provision for income taxes was $64.6 and $205.7 million in the third quarter and first nine months of 1995 compared to $65.2 and $193.6 million in the same periods last year. Higher taxable income for the first nine months of 1995 was primarily responsible for the increase in the provision.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 5.94% in the third quarter of 1994 to 6.34% in the third quarter of this year. The portfolio size declined by $0.9 billion from September 30, 1994 to September 30, 1995 as a portion of maturities were used to meet loan demand. The average life of the portfolio was approximately 3.1 years at September 30, 1995; however, adjustable-rate securities in the portfolio reduced the average time to repricing to 2.0 years. At September 30, 1995, approximately 30.3% of the portfolio consisted of U.S. Treasury securities, 13.9% U.S. government agency securities, 44.0% mortgage-backed securities, 11.1% municipal securities, and 0.7% in other securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At September 30, 1995, the carrying value of the securities portfolio was $1.7 billion over its amortized cost, consisting entirely of a $1.7 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed, which occurred in 1994 and 1995 when loan demand exceeded deposit growth. Liquidity is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
    Average total deposits for the third quarter and first nine months of 1995 increased 0.6% and 3.4% over the same periods a year ago. Interest-bearing deposits represented 78.5% and 78.4% of average deposits for the third quarter and first nine months of 1995, compared to 77.8% and 77.2% for the same periods in 1994. In the third quarter of 1995, average net purchased funds (average funds purchased less average funds sold) increased $1.5 billion over the same period in 1994. Net purchased funds were 9.8% and 9.1% of average earning assets for the third quarter and first nine months of 1995 as compared to 6.2% and 7.3% in the same periods a year ago.

Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of September 30, 1995 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                                      Average     Average     Average
(Dollars in millions)        Notional      Fair       Maturity      Rate        Rate
At September 30, 1995         Value        Value     In Months      Paid      Received
Gain position:
  Receive fixed                 $18.0        $0.3        13.3        6.13 %      7.78 %
  Pay fixed                     199.5         3.3        60.1        6.01        6.01
  Total gain position           217.5         3.6
Loss position:
  Receive fixed                  55.0        (0.7)       22.0        5.88        5.07
  Pay fixed                      62.4        (1.3)       31.0        6.86        5.93
  Total loss position           117.4        (2.0)
    Total                      $334.9        $1.6

     The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. During the nine months ended September 30, 1995, hedge swaps benefited net interest income by $8.9, compared with $25.7 in the corresponding 1994 period. In April 1995, the Company closed out swap positions with a notional value of $800 million for a net gain of $4.3 million which is being amortized over the remaining life of the swaps closed out.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                                1995                            1994
                                                September 30   June 30     March 31    December 31  September 30
Tier 1 capital:
  Realized shareholders' equity                   $3,035.2     $3,035.7     $2,949.7     $2,883.3     $2,926.9
  Intangible assets other than servicing rights     (239.5)      (225.1)      (218.1)      (222.1)      (229.6)
    Total Tier 1 capital                           2,795.7      2,810.6      2,731.6      2,661.2      2,697.3
Tier 2 capital:
  Allowable reserve for loan losses                  437.6        437.5        426.2        420.9        405.1
  Allowable long-term debt                           247.6        247.6        247.6        281.4        282.2
    Total Tier 2 capital                             685.2        685.1        673.8        702.3        687.3
    Total capital                                 $3,480.9     $3,495.7     $3,405.4     $3,363.5     $3,384.6

Risk-weighted assets                             $34,756.2    $34,759.9    $33,861.6    $33,444.3    $32,180.6
Risk-based ratios:
  Tier 1 capital                                      8.04 %       8.09 %       8.07 %       7.95 %       8.38 %
  Total capital                                      10.02        10.06        10.06        10.05        10.52
Tier 1 leverage ratio                                 6.78         6.80         6.72         6.68         6.87
Total shareholders' equity to assets                  9.38         9.04         8.66         8.09         8.47

Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
    Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At September 30, 1995, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 8.04%, 10.02% and 6.78%, respectively.
    In 1995, the Board of Directors authorized the Company to repurchase up to 10,000,000 shares of SunTrust common stock. Under this authorization, the Company has repurchased 1,186,691 shares as of September 30, 1995, leaving an additional 8,813,309 shares of SunTrust common stock that may be repurchased.

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At September 30, 1995, the servicing portfolio was $10.4 billion, which includes $6.1 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Securities engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Capital Markets, Inc. serves as the investment banking arm of SunTrust. It's business activities include public finance, corporate finance and the sale of investment securities to corporations, institutions and government entities. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.

State Summary. SunTrust Banks, Inc. operates through three principal subsidiaries, SunTrust Banks of Florida, Inc., SunTrust Banks of Georgia, Inc. and SunTrust Banks of Tennessee, Inc., all well-established bank holding companies within their respective states. Data in Table 10 does not include financial results of SunTrust's Parent Company and certain other non-bank subsidiaries and is also before elimination of certain intercompany accounts and balances.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                             SunTrust Banks         SunTrust Banks        SunTrust Banks
                                             of Florida, Inc.       of Georgia, Inc      of Tennessee, Inc.
                                             1995       1994        1995       1994       1995        1994
Summary of Operations<F1>
 Net interest income (FTE)                  $694.0     $672.3      $427.3     $408.4      $207.9     $199.3
 Provision for loan losses                    49.2       60.7        22.2       29.6         9.1       11.9
 Trust income                                104.1      102.9        66.7       61.6        24.4       24.5
 Other noninterest income                    171.2      165.2       110.3      115.0        48.7       51.3
 Personnel expense                           221.3      223.9       135.6      133.4        71.2       70.6
 Other noninterest expense                   344.4      329.0       190.7      185.3        93.8       92.8
 Net income                                  220.3      203.7       165.2      152.8        65.1       60.8

Selected Average Balances<F2>
 Total assets                               21,131     20,221      14,714     14,039       6,521      6,286
 Earning assets                             19,847     18,684      12,332     12,015       6,217      5,868
 Loans                                      15,246     13,723       9,573      8,294       4,518      3,939
 Total deposits                             16,978     16,768       9,729      8,990       5,120      5,035
 Realized shareholders' equity               1,851      1,723       1,193      1,102         542        518

At September 30
 Total assets                               21,500     20,606      15,181     15,466       6,590      6,485
 Earning assets                             20,162     19,345      12,410     13,241       6,254      6,108
 Loans                                      15,525     14,342       9,739      8,844       4,663      4,156
 Reserve for loan losses                       372        336         200        184         120        114
 Total deposits                             17,079     16,590       9,108     10,842       5,143      5,147
 Realized shareholders' equity               1,943      1,802       1,241      1,151         554        530
 Total shareholders' equity                  1,937      1,734       2,267      1,834         556        506

Credit Quality
 Net loan charge-offs<F1>                     22.3       26.5        10.1       10.1         4.6        1.0
 Nonperforming loans<F2>                     113.5      130.3        51.6       66.5        11.9       14.5
 Other real estate owned<F2>                  36.3       49.1        10.3       22.2        19.6       38.2

Ratios
 ROA<F3>                                      1.39 %     1.35 %      1.65 %     1.57 %      1.33 %     1.29 %
 ROE<F3>                                     15.91      15.81       18.51      18.54       16.07      15.70
 Net interest margin<F3>                      4.68       4.81        4.63       4.54        4.47       4.54
 Efficiency ratio<F3>                        58.36      58.80       54.00      54.48       58.71      59.38
 Total shareholders' equity/assets<F2>        9.01       8.42       14.93      11.86        8.43       7.81
 Net loan charge-offs to average loans<F3>    0.20       0.26        0.14       0.16        0.14       0.03
 Nonperforming loans to total loans<F2>       0.73       0.91        0.53       0.75        0.26       0.35
 Nonperforming assets to total loans plus
  other real estate owned<F2>                 0.96       1.25        0.63       1.00        0.67       1.26
 Reserve to loans<F2>                         2.40       2.34        2.05       2.08        2.57       2.74
 Reserve to nonperforming loans<F2>          327.7      257.6       387.8      276.6     1,007.0      782.4

<F1>For the nine month period ended September 30.
<F2>At September 30.
<F3>Annualized for the first nine months.

                                <PAGE 19>

                      PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                                          Exhibit No.       Page No.

Statement re: Computation of Per Share Earnings      11               22


(b) SunTrust did not file any reports on Form 8-K during the third quarter of 1995.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of November, 1995.

                         SunTrust Banks, Inc.
                             (Registrant)


                          /s/ W.P. O'Halloran
                         William P. O'Halloran
                 Senior Vice President and Controller
                      (Chief Accounting Officer)