Form 10-K
period 1995-12-31
SUNTRUST BANKS INC
filed 1996-03-01
CIK 750556

                                  Form 10-K
                      Securities and Exchange Commission
                            Washington, D.C.20549
         Annual Report Pursuant to Section 13 or 15(d)of the Securities
                             Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1995
                        Commission file number 1-8918

                             SunTrust Banks, Inc.
                    Incorporated in the State of Georgia
              I.R.S. Employer Identification Number 58-1575035
             Address: 303 Peachtree Street, N.E., Atlanta, GA 30308
                         Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock - $1.00 par value. which is registered on the New York Stock Exchange.
     As of January 31, 1996, SunTrust had 113,381,168 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on January 31, 1996 was approximately $7.6 billion.
     SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Documents Incorporated By Reference

Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from SunTrust's Proxy Statement for its 1996 Annual Shareholders' Meeting, which will be filed with the Commission by April 30, 1996. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below, which is included as an exhibit hereto.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                        Page
                                                            ----------------------------------
                                                            FORM      Annual           Proxy
                                                            10-K      Report         Statement
                                                            ----      ------         ---------
PART I
Item 1.  Business                                            --        1,4-5,11-40      --
Item 2.  Properties                                          --        43
Item 3.  Legal Proceedings                                   --        42
Item 4.  Not Applicable

PART II
Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                         --        2,11,35,41,42    --
Item 6.  Selected Financial Data                             --        11               --
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       --        4-5,11-40        --
Item 8.  Financial Statements and Supplementary Data         --        34-38,44-69      --
Item 9.  Not Applicable

PART III
Item 10. Directors and Executive Officers of the
         Registrant                                          --         --             2-6
Item 11. Executive Compensation                              --         --             8-20
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                               --         --             2-7
Item 13. Certain Relationships and Related Transactions      --         --             19-20

PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                3-4         --              --

SIGNATURES                                                  5-6         --              --

Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements Filed.  See "Index to Consolidated Financial
Statements" on page 44 of the Annual Report to Shareholders in Exhibit 13.
     All financial statement schedules are omitted because the data is either not applicable or is discussed in the financial statements or related footnotes.
     The Company's Articles of Incorporation, By-laws, certain instruments defining the rights of securities holders, including designations of the terms of outstanding indentures, constituent instruments relating to various employee benefit plans, and a statement setting forth the computation of per share earnings and certain other documents are filed as Exhibits to this Report or incorporated by reference herein pursuant to the Securities Exchange Act of 1934.

3.   Exhibit Index

Exhibit                       Description

3.1 Amended and Restated Articles of Incorporation of SunTrust Banks, Inc. ("SunTrust") effective as of November 14, 1989, incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

3.2 Amended and Restated Bylaws of SunTrust effective as of February 12, 1991, incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

4.1 Indenture Agreement between SunTrust and Morgan Guaranty Trust Company of New York, as Trustee, incorporated by reference to
         Exhibit 4(a) to Registration Statement No. 33-00084.

4.2      Indenture Agreement between SunTrust and Manufacturers Hanover
         Trust Company, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-12186.

4.3 Indenture between SunTrust and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.

4.4 Indenture between SunTrust and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.

Executive Compensation Plans and Arrangements:

10.1 SunTrust Banks, Inc. Supplemental Executive Plan, as amended and restated effective February 13, 1990, incorporated by reference to
         Exhibit 10.1 to Registrant's Annual Report on 10-K for the year ended December 31, 1989.

10.2 SunTrust Banks, Inc. Performance Unit Plan, as amended and restated effective November 8, 1988, incorporated by reference to Exhibit
         10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

10.3 SunTrust Banks, Inc. Performance Unit Plan, dated January 4, 1995, incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.4 SunTrust Banks, Inc. Management Incentive Plan dated January 4, 1995, incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.5 SunTrust Banks, Inc. Management Incentive Plan Deferred Compensation Fund, effective January 1, 1986, incorporated by reference to Exhibit
         10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

10.6 SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10.7 SunTrust Banks, Inc. 1995 Executive Stock Plan incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.8 Trust Company of Georgia 1977 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit A to Prospectus and Proxy Statement to Post-Effective Amendment No. 1 to Registration
         Statement No. 2-92421.

10.9 Amendment to Trust Company of Georgia 1977 Employee Stock Option Plan and Consent to Adoption by SunTrust Banks, Inc., effective July 1, 1985, incorporated by reference to Exhibit 19(d) to SunTrust's Form 10-Q for the quarter ended June 30, 1985.

10.10    Directors Deferred Compensation Plan, incorporated by reference to
         Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

11       Statement re computation of per share earnings.

12       Ratio of Earnings to Fixed Charges.

13       SunTrust's 1995 Annual Report to Shareholders.

21       SunTrust Subsidiaries.

23       Consent of Independent Public Accountants.

27       Financial Data Schedule

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 13, 1996 by the undersigned, thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

By: /s/ James B. Williams
    Chairman of the Board of Directors
      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 13, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

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

/s/ R. Randall Rollins            Director
R. Randall Rollins

/s/ Robert W. Scherer             Director
Robert W. Scherer

/s/ J. Walter Tucker, Jr.         Director
J. Walter Tucker, Jr.

/s/ James H. Williams             Director
James H. Williams