Form 10-Q
period 1996-03-31
SUNTRUST BANKS INC
filed 1996-05-15
CIK 750556

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the Quarterly Period Ended March 31, 1996
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

                          Yes  __X__      No _____

At April 30, 1996, 112,526,906 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                 Page No.

Consolidated Statements of Income
    Three months ended March 31, 1996 and 1995            4

Consolidated Balance Sheets
    March 31, 1996, December 31, 1995 and March           5
    31, 1995

Consolidated Statements of Cash Flow
    Three months ended March 31, 1996 and 1995            6

Consolidated Statements of Shareholders' Equity
    Three months ended March 31, 1996 and 1995            7




The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year 1996.

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

CONSOLIDATED STATEMENTS OF INCOME
                                                      Three Months
                                                     Ended March 31
(Dollars in thousands except per share data)<F1>    1996          1995
Interest Income
  Interest and fees on loans                   $    646,405  $    594,973
  Interest and dividends on investment securities
    Taxable interest                                103,854       101,768
    Tax-exempt interest                              12,237        14,475
    Dividends (1)                                     8,089         6,665
  Interest on funds sold                              8,970         7,655
  Interest on deposits in other banks                   261           305
  Other interest                                        706           684
      Total interest income                         780,522       726,525
Interest Expense
  Interest on deposits                              267,880       235,908
  Interest on funds purchased                        55,884        50,908
  Interest on other short-term borrowings            15,264        11,438
  Interest on long-term debt                         18,296        16,394
      Total interest expense                        357,324       314,648
Net Interest Income                                 423,198       411,877
Provision for loan losses                            25,028        25,469
Net interest income after provision for loan losses 398,170       386,408

Noninterest Income
  Trust income                                       70,672        65,130
  Service charges on deposit accounts                55,705        53,844
  Other charges and fees                             38,110        28,228
  Credit card fees                                   17,017        16,206
  Securities gains (losses)                          17,262          (343)
  Other noninterest income                           14,910        13,818
      Total noninterest income                      213,676       176,883

Noninterest Expense
  Salaries and other compensation                   180,830       162,419
  Employee benefits                                  29,424        28,511
  Net occupancy expense                              33,683        31,467
  Equipment expense                                  27,516        26,495
  FDIC premiums                                       1,207        16,506
  Marketing and community relations                  15,245        13,952
  Postage and delivery                               10,019         9,466
  Other noninterest expense                         103,091        69,290
      Total noninterest expense                     401,015       358,106
Income before income taxes                          210,831       205,185
Provision for income taxes                           60,412        69,149
      Net Income                               $    150,419  $    136,036

Average common equivalent shares                113,060,358   115,543,050
Net income per average common share            $       1.33  $       1.18
Dividends declared per common share                    0.40          0.36

(1) Includes dividends on common stock of
      The Coca-Cola Company                           6,033         5,309

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                            March 31   December 31    March 31
(Dollars in thousands)<F1>                    1996         1995         1995
Assets
  Cash and due from banks                $  2,362,603 $  2,641,365 $  2,219,672
  Interest-bearing deposits in other banks     22,487       28,787       11,074
  Trading account                              78,305       96,613       52,504
  Investment securities (1)                10,239,617    9,676,934    9,410,153
  Funds sold                                  529,295    1,299,407      646,443

  Loans                                    31,786,084   31,301,389   29,234,686
  Reserve for loan losses                    (712,447)    (698,864)    (660,985)
      Net loans                            31,073,637   30,602,525   28,573,701

  Premises and equipment                      735,183      729,731      719,498
  Intangible assets                           280,011      271,926      232,646
  Customers' acceptance liability             371,027      234,809       44,723
  Other assets                                893,234      889,375      849,732
      Total assets                       $ 46,585,399 $ 46,471,472 $ 42,760,146

Liabilities
  Noninterest-bearing deposits           $  7,362,086 $  7,821,377 $  7,140,499
  Interest-bearing deposits                27,115,258   25,361,817   24,133,572
      Total deposits                       34,477,344   33,183,194   31,274,071
  Funds purchased                           3,897,189    5,483,751    4,991,016
  Other short-term borrowings                 823,922      894,470      789,673
  Long-term debt                            1,103,852    1,002,397      930,142
  Acceptances outstanding                     371,027      234,809       44,723
  Other liabilities                         1,496,832    1,403,270    1,029,636
      Total liabilities                    42,170,166   42,201,891   39,059,261

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued                         -            -            -
  Common stock, $1.00 par value; 350,000,000
    shares authorized (2)                     130,461      130,461      130,461
  Additional paid in capital                  434,582      434,724      437,621
  Retained earnings                         3,523,040    3,417,801    3,115,515
  Treasury stock and other (3)               (922,469)    (871,953)    (733,900)
      Realized shareholders' equity         3,165,614    3,111,033    2,949,697
  Unrealized gains (losses) on investment
    securities, net of taxes                1,249,619    1,158,548      751,188
      Total shareholders' equity            4,415,233    4,269,581    3,700,885
      Total liabilities and shareholders'
        equity                           $ 46,585,399 $ 46,471,472 $ 42,760,146

(1) Includes unrealized gains (losses) on
      investment securities              $  2,019,446 $  1,873,141 $  1,211,713
(2) Common shares outstanding             112,724,889  113,193,839  115,322,830
(3) Treasury shares of common stock        17,735,755   17,266,805   15,137,814

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                            Three Months
                                                           Ended March 31
(In thousands)<F1>                                        1996          1995
Cash flow from operating activities:
 Net income                                           $  150,419    $  136,036
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           31,138        32,332
  Provision for loan losses                               25,030        25,470
  Provision for losses on other real estate                1,033           847
  Amortization of compensation element of
   restricted stock                                        2,111         1,522
  Securities (gains) and losses, net                     (17,262)          344
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net               (5,112)       (3,933)
  Recognition of unearned loan income                    (46,515)      (20,334)
  Change in period-end balances of:
    Trading account                                       18,308        45,606
    Interest receivable                                    2,741           358
    Prepaid expenses                                     (21,766)      (21,738)
    Other assets                                          14,181       (25,333)
    Taxes payable                                         45,833        64,508
    Interest payable                                     (29,384)       (5,589)
    Other accrued expenses                                27,197       (64,799)
    Net cash provided by operating activities            197,952       165,297

Cash flow from investing activities:
 Proceeds from maturities of investment securities       519,494       278,462
 Proceeds from sales of investment securities             54,224        79,348
 Purchase of investment securities                      (962,424)     (157,966)
 Net (increase) decrease in loans                       (379,640)     (681,948)
 Capital expenditures                                    (26,256)      (29,178)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                   1,128        12,584
 Net inflow (outflow) from bank acquisitions              (1,207)            0
 Other                                                    (5,921)         (514)
   Net cash provided(used) by investing activities      (800,602)     (499,212)

Cash flow from financing activities:
 Net increase (decrease) in deposits                   1,215,771      (944,345)
 Net increase (decrease) in funds purchased and
  other short-term borrowings                         (1,660,017)      643,140
 Proceeds from the issuance of long-term debt            200,355         2,040
 Repayment of long-term debt                             (98,872)       (2,345)
 Proceeds from the exercise of stock options               1,989         1,400
 Payments to acquire treasury stock                      (66,599)      (39,047)
 Dividends paid                                          (45,151)      (41,506)
    Net cash provided by financing activities           (452,524)     (380,663)
Net decrease in cash and cash equivalents             (1,055,174)     (714,578)
Cash and cash equivalents at beginning of period       3,969,559     3,591,767
Cash and cash equivalents at end of period            $2,914,385    $2,877,189

Supplemental Disclosure
Interest paid                                         $  327,940    $  320,237
Taxes paid                                                15,709        12,413

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                  Unrealized
                                                         Additional                  Treasury    Gains (Losses)
                                             Common       Paid in       Retained     Stock and   on Securities
(In thousands)<F1>                           Stock        Capital       Earnings     Other<F2>   Net of Taxes     Total
Balance, January 1, 1995                   $   130,461  $   438,309  $ 3,020,985   $  (706,499) $   570,075  $ 3,453,331
Net income                                           -            -      136,036             -            -      136,036
Cash dividends declared on common
   stock, $0.36 per share                            -            -      (41,506)            -            -      (41,506)
Proceeds from exercise of stock options              -       (2,584)           -         3,984            -        1,400
Acquisition of treasury stock                        -            -            -       (39,047)           -      (39,047)
Issuance of treasury stock for 401(k)                -          722            -         7,314            -        8,036)
Issuance, net of forfeitures, of treasury
   stock as restricted stock                         -        1,174            -         6,748            -        7,922
Compensation element of restricted stock             -            -            -        (7,922)           -       (7,922)
Amortization of compensation element
   of restricted stock                               -            -            -         1,522            -        1,522
Change in unrealized gains (losses)
  on securities, net of taxes                        -            -            -             -      181,113      181,113
Balance, March 31, 1995                    $   130,461  $   437,621  $ 3,115,515   $  (733,900) $   751,188  $ 3,700,885
Balance, January 1, 1996                   $   130,461  $   434,724  $ 3,417,801   $  (871,953) $ 1,158,548  $ 4,269,581
Net income                                           -            -      150,419             -            -      150,419
Cash dividends declared on common
   stock, $0.40 per share                            -            -      (45,180)            -            -      (45,180)
Proceeds from exercise of stock options              -       (5,459)           -         7,448            -        1,989
Acquisition of treasury stock                        -            -            -       (66,599)           -      (66,599)
Issuance of treasury stock for 401(k)                -        1,794            -         4,411            -        6,205
Issuance, net of forfeitures, of treasury
   stock as restricted stock                         -        3,523            -         6,338            -        9,861
Issuance of treasury stock for acquisition           -            -            -         5,636            -        5,636
Compensation element of restricted stock             -            -            -        (9,861)           -       (9,861)
Amortization of compensation element
   of restricted stock                               -            -            -         2,111            -        2,111
Change in unrealized gains (losses)
  on securities, net of taxes                        -            -            -             -       91,071       91,071
Balance, March 31, 1996                    $   130,461  $   434,582  $ 3,523,040   $  (922,469) $ 1,249,619  $ 4,415,233

<F1>See notes to consolidated financial statements.
<F2>* Balance at March 31, 1996 includes $873,767 for Treasury Stock and $48,702 for Deferred Compensation.

                 Notes to Consolidated Financial Statements

Note 1 - Accounting Policies
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1995.

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                       Quarters
                                                   1996                       1995
                                                    1          4          3          2          1
Summary of Operations
 Interest and dividend income                   $   780.5  $   782.4  $   759.9  $   758.4  $   726.5
 Interest expense                                   357.3      350.2      342.0      343.9      314.7
 Net interest income                                423.2      432.2      417.9      414.5      411.8
 Provision for loan losses                           25.0       31.3       29.1       26.2       25.5
 Net interest income after provision
   for loan losses                                  398.2      400.9      388.8      388.3      386.3
 Noninterest income                                 213.7      179.4      182.6      174.2      176.9
 Noninterest expense                                401.0      380.6      363.1      349.7      358.1
 Income before provision for income taxes           210.9      199.7      208.3      212.8      205.1
 Provision for income taxes                          60.5       54.8       64.6       71.9       69.1
 Net income                                     $   150.4  $   144.9  $   143.7  $   140.9  $   136.0

Per common share
 Net income                                     $    1.33  $    1.28  $    1.26  $    1.22  $    1.18
 Dividends declared                                  0.40       0.40       0.36       0.36       0.36
 Book value                                         39.17      37.72      35.81      34.76      32.09
 Common stock market price
  High                                             76 7/8     70 7/8     67 3/4     59 7/8     55 3/8
  Low                                              64         63 3/8     57         53 1/8     47 1/4
  Close                                            70         68 1/2     66 1/8     58 1/4     53 1/2

Selected Average Balances
 Total assets                                   $45,641.9  $44,616.4  $43,072.4  $42,762.2  $41,808.4
 Earning assets                                  40,114.0   39,391.9   38,198.8   38,344.3   37,653.9
 Loans                                           31,437.9   30,688.7   29,771.1   29,582.1   28,773.8
 Total deposits                                  33,081.9   31,925.4   31,516.5   31,852.5   31,943.7
 Realized shareholders' equity                    3,206.8    3,081.8    3,092.9    3,043.8    2,989.1
 Total shareholders' equity                       4,405.3    4,163.4    4,090.3    3,797.4    3,561.2

 Common equivalent shares (thousands)             113,060    113,149    114,088    115,090    115,543

Financial Ratios and Other
 ROA<F1>                                             1.38 %     1.34 %     1.38 %     1.36 %     1.35 %
 ROE<F1>                                            18.87      18.65      18.43      18.56      18.46
 Net interest margin<F1>                             4.35       4.47       4.47       4.47       4.58
 Net interest income - taxable-equivalent       $   433.7  $   443.9  $   430.1  $   427.1  $   424.9

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the first quarter of 1996 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                               Quarter Ended
                                               March 31, 1996                December 31, 1995              September 30, 1995
                                        Average  Income/     Yields/    Average  Income/     Yields/   Average    Income/   Yields/
                                       Balances  Expense      Rates    Balances  Expense      Rates   Balances    Expense    Rates
Assets
Loans<F1>
  Taxable                              $30,805.7    $637.4     8.32 %  $30,033.9    $638.9     8.44 % $29,116.9    $622.5     8.48 %
  Tax-exempt<F2>                           632.2      13.5     8.57        654.8      14.8     9.02       654.2      15.3     9.29
    Total loans                         31,437.9     650.9     8.33     30,688.7     653.7     8.45    29,771.1     637.8     8.50
Investment securities:
  Taxable                                7,131.0     112.1     6.32      7,029.8     108.7     6.14     7,081.7     106.8     5.98
  Tax-exempt<F2>                           810.4      18.0     8.95        836.9      19.2     9.11       870.3      20.4     9.30
    Total investment securities          7,941.4     130.1     6.59      7,866.7     127.9     6.45     7,952.0     127.2     6.35
Funds sold                                 668.7       9.0     5.40        735.9      11.0     5.88       422.0       6.3     5.96
Other short-term investments<F2>            66.0       1.0     6.00        100.6       1.5     5.61        53.7       0.8     5.57
    Total earning assets                40,114.0     791.0     7.93     39,391.9     794.1     8.00    38,198.8     772.1     8.02
Reserve for loan losses                   (704.9)                         (695.8)                        (684.2)
Cash and due from banks                  2,216.2                         2,221.3                        2,033.7
Premises and equipment                     732.6                           722.9                          724.3
Other assets                             1,349.0                         1,227.2                        1,186.7
Unrealized gains(losses) on
  investment securities                  1,935.0                         1,748.9                        1,613.1
    Total assets                       $45,641.9                       $44,616.4                      $43,072.4

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,056.4     $72.6     2.90 %   $9,544.2     $64.1     2.66 %  $9,329.7     $63.0     2.68 %
  Savings                                4,705.7      44.1     3.77      3,469.9      22.1     2.54     3,552.2      23.0     2.57
  Consumer time                          7,719.8     101.4     5.28      8,007.2     109.4     5.42     8,078.0     111.0     5.45
  Other time<F3>                         3,557.7      49.8     5.63      3,824.6      54.0     5.61     3,792.9      54.4     5.69
    Total interest-bearing deposits     26,039.6     267.9     4.14     24,845.9     249.6     3.99    24,752.8     251.4     4.03
Funds purchased                          4,351.5      55.9     5.17      4,925.5      68.8     5.54     4,148.0      58.8     5.62
Other short-term borrowings              1,062.4      15.2     5.78        998.0      14.1     5.56       949.6      14.8     6.19
Long-term debt                           1,063.0      18.3     6.92      1,010.1      17.7     6.97       957.1      17.0     7.06
    Total interest-bearing liabilities  32,516.5     357.3     4.42     31,779.5     350.2     4.37    30,807.5     342.0     4.40
Noninterest-bearing deposits             7,042.3                         7,079.5                        6,763.7
Other liabilities                        1,677.8                         1,594.0                        1,410.9
Realized shareholders' equity            3,206.8                         3,081.8                        3,092.9
Net unrealized gains(losses)
  on investment securities               1,198.5                         1,081.6                          997.4
    Total liabilities and
     shareholders' equity              $45,641.9                       $44,616.4                      $43,072.4

Interest Rate Spread                                           3.51 %                          3.63 %                         3.62 %

Net Interest Income                                 $433.7                          $443.9                         $430.1

Net Interest Margin                                            4.35 %                          4.47 %                         4.47 %

<F1>Interest income includes loan fees of $21.8, $21.9, $22.9, $21.3 and
$20.5 in the quarters ended March 31, 1996, and December 31, September 30, June 30, and March 31, 1995. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2>Interest income includes the effects of taxable-equivalent adjustments
(reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.5, $11.7, $12.2, $12.6 and $13.1 in the quarters ended March 31, 1996, and December 31, September 30, June 30, and March 31, 1995.
<F3>Interest rate swap transactions used to help balance the Company's interest-sensitivity position increased interest expense by $0.3 in the quarter ended March 31, 1996 and reduced interest expense by $1.2, $1.5, $3.0 and $4.4 in the quarters ended December 31, September 30, June 30, and March 31, 1995. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.58% and 4.34%, 5.73% and 4.46%, 5.84% and 4.45%, 5.92% and 4.44%, and 5.61% and 4.53%,
respectively.

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                          Quarter Ended
                                                     June 30, 1995                            March 31, 1995
                                            Average       Income/     Yields/        Average       Income/     Yields/
                                           Balances       Expense      Rates        Balances       Expense      Rates
Assets
Loans<F1>
  Taxable                                  $28,886.4         $615.8     8.55 %      $28,052.5         $584.3     8.45 %
  Tax-exempt<F2>                               695.7           15.2     8.76            721.3           16.5     9.26
    Total loans                             29,582.1          631.0     8.56         28,773.8          600.8     8.47
Investment securities:
  Taxable                                    7,185.0          107.8     6.02          7,379.5          108.6     5.97
  Tax-exempt<F2>                               875.0           21.6     9.90            913.5           21.5     9.54
    Total investment securities              8,060.0          129.4     6.44          8,293.0          130.1     6.36
Funds sold                                     655.0            9.9     6.09            516.1            7.7     6.02
Other short-term investments<F2>                47.2            0.7     5.98             71.0            1.0     6.14
    Total earning assets                    38,344.3          771.0     8.07         37,653.9          739.6     7.97
Reserve for loan losses                       (668.2)                                  (654.5)
Cash and due from banks                      2,078.0                                  2,124.4
Premises and equipment                         720.7                                    718.1
Other assets                                 1,068.4                                  1,043.0
Unrealized gains(losses) on
  investment securities                      1,219.0                                    923.5
    Total assets                           $42,762.2                                $41,808.4

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                 $9,359.3          $65.5     2.81 %       $9,467.4         $ 64.9     2.78 %
  Savings                                    3,637.3           24.4     2.70          3,822.5           25.7     2.73
  Consumer time                              7,927.4          105.5     5.33          7,479.6           90.5     4.91
  Other time<F3>                             4,018.2           56.3     5.62          4,283.5           54.8     5.19
    Total interest-bearing deposits         24,942.2          251.7     4.05         25,053.0          235.9     3.82
Funds purchased                              4,167.7           60.7     5.84          3,661.1           50.9     5.64
Other short-term borrowings                    914.3           14.6     6.40            808.0           11.4     5.74
Long-term debt                                 943.0           16.9     7.21            930.1           16.4     7.15
    Total interest-bearing liabilities      30,967.2          343.9     4.45         30,452.2          314.6     4.19
Noninterest-bearing deposits                 6,910.3                                  6,890.7
Other liabilities                            1,087.3                                    904.3
Realized shareholders' equity                3,043.8                                  2,989.1
Net unrealized gains(losses)
  on investment securities                     753.6                                    572.1
    Total liabilities and
     shareholders' equity                  $42,762.2                                $41,808.4

Interest rate spread                                                    3.62 %                                   3.78 %

Net Interest Income                                          $427.1                                   $425.0

Net Interest Margin                                                     4.47 %                                   4.58 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

Net Interest Income/Margins. The Company's net interest margin of 4.35% for the first quarter of 1996 was 23 and 12 basis points lower than the first quarter and fourth quarter of last year, respectively. The Company introduced a new money market deposit account in the first quarter of 1996 that carried a higher than market interest rate until April of 1996. This led to a 15 basis point increase in the cost of interest-bearing deposits compared to the fourth quarter of last year. Interest rate swaps also helped increase last year's net interest margin (see the discussion entitled "Derivitaves" on page 17).
  Interest income which the Company was unable to recognize on nonperforming loans in the first three months of 1996 had a negative impact of 3 basis points on the net interest margin as compared to 4 basis points in the first three months 1995. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.


Noninterest Income. Noninterest income in the first three months of 1996, adjusted to exclude the effect of securities gains (losses), increased 10.8% from the comparable period a year ago. Trust income, the Company's largest source of noninterest income, increased 8.5% over the same period. Securities gains includes a $16 million gain on the sale of a long-held minority position in another bank. Other charges and fees were 35.0% higher in the first quarter of this year compared to the same period last year due to higher volume in our mortgage banking business. Credit card fees also increased 5.0%.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                       Quarters
                                       1996                   1995
                                         1        4        3        2        1
Trust income                           $ 70.7   $ 64.6   $ 64.7   $ 65.3   $ 65.1
Service charges on deposit accounts      55.7     54.5     54.0     50.5     53.8
Mutual fund commissions                   3.1      2.9      2.1      2.5      2.0
Other charges and fees                   35.0     33.3     29.9     27.1     26.2
Credit card fees                         17.0     15.6     15.1     15.7     16.2
Securities gains (losses)                17.3     (7.2)     1.0     (0.1)    (0.3)
Trading account profits and commissions   2.6      3.3      2.5      2.4      2.4
Other income                             12.3     12.4     13.3     10.8     11.5
  Total noninterest income             $213.7   $179.4   $182.6   $174.2   $176.9

Noninterest Expense. Noninterest expense increased 12.0% in the first quarter of 1996 compared to the same period last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 10.1% over the aforementioned period. Other noninterest expense increased substantially in the first quarter of 1996 due to expenditures made in connection with various projects to stimulate business growth and development.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                     Quarters
                                      1996                  1995
                                       1        4        3        2        1
Salaries                             $151.7   $149.7   $144.8   $143.1   $140.5
Other compensation                     29.1     27.0     25.3     21.1     21.9
Employee benefits                      29.4     27.2     25.1     24.8     28.5
Net occupancy expense                  33.7     33.2     33.6     31.8     31.5
Equipment expense                      27.5     26.4     25.7     26.5     26.5
FDIC premiums                           1.2      3.9     (0.6)    16.6     16.5
Marketing and community relations      15.2     12.4     10.3     13.3     14.0
Postage and delivery                   10.0      9.3      8.8      8.8      9.5
Operating supplies                      9.7      8.5      8.1      7.7      7.9
Other real estate expense               0.8     (3.9)    (1.1)    (2.3)    (1.7)
Communications                          7.7      6.6      7.3      7.1      6.7
Consulting and legal                    5.1      5.0      5.5      5.5      4.8
Amortization of intangible assets       6.1      6.0      5.4      5.0      5.0
Other expense                          73.8     69.3     64.9     40.7     46.5
  Total noninterest expense          $401.0   $380.6   $363.1   $349.7   $358.1

Efficiency ratio                       62.0 %   61.1 %   59.3 %   58.2 %   59.5 %

     Provision for Loan Losses. As a result of improving credit quality, the Company lowered its provision for loan losses in the first quarter of 1996 to $25.0 million from $25.5 million in the same period last year, yet the provision still exceeded net charge-offs by $12.3 million. Net loan charge-offs were $12.7 million in the first three months of this year, representing 0.16% of average loans. The comparable net charge-off amount in 1995 was $11.5 million or 0.16% of average loans. Consumer loan charge-offs increased slightly yet remain low compared to historical standards.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements; (i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $712.4 million at March 31, 1996, which was 2.24% of quarter-end loans and 373.8% of total nonperforming loans. These ratios at December 31, 1995 were 2.23% and 363.6% and at March 31, 1995 were 2.26% and 355.0%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                           Quarters
                                       1996                       1995
                                        1          4          3          2          1
Reserve for Loan Losses
  Balances - beginning of quarter      $698.9     $692.8     $676.9     $661.0     $647.0
  Reserve of purchased banks              1.2        3.9        0.7        1.7
  Provision for loan losses              25.0       31.3       29.1       26.2       25.5

  Charge-offs:
    Domestic:
      Commercial                         (4.4)     (13.1)      (4.0)      (5.0)      (7.6)
      Real estate:
        Construction                     (0.1)      (0.1)      (0.1)      (0.2)
        Mortgage, 1-4 family             (1.4)      (1.8)      (2.3)      (1.5)      (1.5)
        Other                            (0.9)      (6.3)      (3.9)      (4.0)      (2.1)
      Lease financing                    (0.3)      (0.3)      (0.2)      (0.2)      (0.2)
      Credit card                        (9.0)      (7.5)      (6.8)      (6.8)      (6.6)
      Other consumer loans              (10.5)     (11.8)     (10.0)      (8.0)      (8.9)
    International
      Total charge-offs                 (26.6)     (40.9)     (27.3)     (25.7)     (26.9)

  Recoveries:
    Domestic:
      Commercial                          4.2        3.8        3.2        7.4        5.6
      Real estate:
        Construction                      0.1        0.3        1.9       (1.6)       0.2
        Mortgage, 1-4 family              0.3        0.4        0.2        0.5        0.4
        Other                             2.7        1.0        1.4        1.5        1.6
      Lease financing                     0.1        0.1        0.2        0.1        0.1
      Credit card                         1.8        1.7        2.0        1.8        1.8
      Other consumer loans                4.7        4.5        4.3        4.0        5.3
    International                                               0.2                   0.4
      Total recoveries                   13.9       11.8       13.4       13.7       15.4
      Net charge-offs                   (12.7)     (29.1)     (13.9)     (12.0)     (11.5)

  Balance - end of quarter             $712.4     $698.9     $692.8     $676.9     $661.0

Quarter-end loans outstanding:
  Domestic                          $31,517.2  $30,966.0  $29,702.6  $29,802.3  $28,981.4
  International                         268.9      335.4      298.2      277.6      253.3
    Total                           $31,786.1  $31,301.4  $30,000.8  $30,079.9  $29,234.7

Ratio of reserve to quarter-end loan     2.24 %     2.23 %     2.31 %     2.25 %     2.26 %
Average loans                       $31,437.9  $30,688.7  $29,771.1  $29,582.1  $28,773.8
Ratio of net charge-offs (annualized)
  to average loans                       0.16 %     0.38 %     0.18 %     0.16 %     0.16 %


TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                         1996                           1995
                                       March 31  December 31  September 30 June 30  March 31
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                             $36.0      $28.3      $27.6      $28.7      $31.4
   Real Estate:
    Construction                            4.7        4.9        6.9       11.3       13.9
    Mortgage, 1-4 family                   50.6       45.7       44.2       43.5       42.6
    Other                                  86.9       99.3       84.0       85.3       83.1
   Lease financing                          0.2        0.1          -        0.2        0.2
   Consumer loans                           9.3       11.0       11.6       10.4       10.7
    Total nonaccrual loans                187.7      189.3      174.3      179.4      181.9
 Restructured loans                         2.9        2.9        3.0        3.2        4.3
    Total nonperforming loans             190.6      192.2      177.3      182.6      186.2
 Other real estate owned                   58.8       58.8       66.2       70.1       83.8
    Total Nonperforming Assets           $249.4     $251.0     $243.5     $252.7     $270.0

Ratios:
 Nonperforming loans to total loans        0.60 %     0.61 %     0.59 %     0.61 %     0.64 %
 Nonperforming assets to total loans
  plus other real estate owned             0.78       0.80       0.81       0.84       0.92
 Reserve to nonperforming loans          373.78     363.60     390.78     370.61     354.95

Accruing Loans Past Due 90 Days or More   $26.0      $24.3      $26.0      $19.0      $19.5


     Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $1.6 million since December 31, 1995 and $20.6 million since March 31, 1995. Included in nonperforming loans at March 31, 1996 are loans aggregating $24.4 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all material potential problem loans are included in Table 6.
  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first three months of 1996, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1996, if all such loans had been accruing interest at the original contractual rate, was $4.9 million. Interest income recognized in the three months ended March 31, 1996 on all such nonperforming loans at March 31, 1996, was $2.2 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                            1996                          1995
                          March 31   December 31 September 30  June 30    March 31
Commercial:
  Domestic                $10,449.4   $10,222.5    $9,374.4    $9,931.3   $ 9,596.6
  International               270.5       337.5       299.6       298.0       287.0
Real estate:
  Construction              1,239.3     1,216.6     1,176.6     1,151.0     1,115.5
  Mortgage, 1-4 family     10,087.9     9,732.8     9,431.4     9,054.0     8,698.1
  Other                     4,526.9     4,477.7     4,567.4     4,579.3     4,557.9
Lease financing               565.2       561.2       507.6       487.5       459.6
Credit card                   732.0       774.0       713.9       671.7       655.2
Other consumer loans        3,914.9     3,979.1     3,929.9     3,907.1     3,864.8
  Loans                   $31,786.1   $31,301.4   $30,000.8   $30,079.9   $29,234.7



Loans. During the first three months of 1996, average loans increased 9.3% over the same period a year ago. Since December 31, 1995, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratio was 95.0% in the first quarter of 1996 compared with 90.1% in the same period of 1995.
  At March 31, 1996, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, net of write-downs totaled $319.5 million, a decrease of 19.5% from $396.8 million at December 31, 1995.

Income Taxes. The provision for income taxes was $60.5 million in the first quarter of 1996 compared to $69.1 million in the same period last year.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 6.36% in the first quarter of 1995 to 6.59% in the first quarter of this year. The portfolio size (measured at cost) held steady at $8.2 billion while the growth in liabilities was used to fund loan growth. The average life of the portfolio was approximately 2.8 years at March 31, 1996; however, adjustable-rate securities in the portfolio reduced the average time to repricing to 1.9 years. At March 31, 1996, approximately 31.9% of the portfolio consisted of U.S. Treasury securities, 10.7% U.S. government agency securities, 46.8% mortgage-backed securities, 10.0% municipal securities, and 0.6% in other securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At March 31, 1996, the carrying value of the securities portfolio was $2.0 billion over its amortized cost, consisting entirely of a $2.0 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed, which occurred in 1994 and 1995 when loan demand exceeded deposit growth. Liquidity is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
     Average total deposits for the first three months of 1996 increased 3.6% over the same period a year ago. Interest-bearing deposits represented 78.7% of average deposits for the first three months of 1996, compared to 78.4% for the same period in 1995. In the first quarter of 1996, average net purchased funds (average funds purchased less average funds sold) increased $0.5 billion over the same period in 1995. Net purchased funds were 9.2% of average earning assets for the first three months of 1996 as compared to 8.4% in the same period a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of March 31, 1996 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                               Average    Average    Average
(Dollars in millions)    Notional     Fair     Maturity     Rate       Rate
At March 31, 1996         Value      Value    In Months     Paid     Received
Gain position:
  Receive fixed          $   18.0      $ 0.3        7.2       5.66 %     7.78 %
  Pay fixed                 192.2        3.6       65.7       6.19       5.54
  Total gain position       210.2        3.9
Loss position:
  Receive fixed           1,474.3      (14.4)      26.7       0.27       5.47
  Pay fixed                  67.0       (2.6)      29.1       6.79       5.51
  Total loss position     1,541.3      (17.0)
    Total                $1,751.5     ($13.1)


     The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. During the three months ended March 31, 1996, hedge swaps decreased net interest income by $0.3, compared with a $4.4 benefit in the corresponding 1995 period.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                   1996                         1995
                                                 March 31   December 31 September 30  June 30    March 31
Tier 1 capital:
  Realized shareholders' equity                  $ 3,165.6   $ 3,111.0   $ 3,035.2   $ 3,035.7   $ 2,949.7
  Intangible assets other than servicing rights     (255.7)     (252.3)     (239.5)     (225.1)     (218.1)
    Total Tier 1 capital                           2,909.9     2,858.7     2,795.7     2,810.6     2,731.6
Tier 2 capital:
  Allowable reserve for loan losses                  461.8       462.2       437.6       437.5       422.6
  Allowable long-term debt                           554.2       246.8       247.6       247.6       247.6
    Total Tier 2 capital                           1,016.0       709.0       685.2       685.1       670.2
    Total capital                                $ 3,925.9   $ 3,567.7   $ 3,480.9   $ 3,495.7   $ 3,401.8

Risk-weighted assets                             $36,694.7   $36,742.0   $34,756.2   $34,759.9   $33,571.7
Risk-based ratios:
  Tier 1 capital                                      7.93 %      7.78 %      8.04 %      8.09 %      8.07 %
  Total capital                                      10.70        9.71       10.02       10.06       10.06
Tier 1 leverage ratio                                 6.70        6.71        6.78        6.80        6.72
Total shareholders' equity to assets                  9.48        9.19        9.38        9.04        8.66


Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At March 31, 1996, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.93%, 16.70% and 6.70%, respectively.
     In 1995, the Board of Directors authorized the Company to repurchase up to 10,000,000 shares of SunTrust common stock. Under this authorization, the Company has repurchased 2,534,691 shares as of March 31, 1996, leaving an additional 7,465,309 shares of SunTrust common stock that may be repurchased.

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At March 31, 1996, the servicing portfolio was $11.2 billion, which includes $6.6 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Securities engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Capital Markets, Inc. serves as the investment banking arm of SunTrust. It's business activities include public finance, corporate finance and the sale of investment securities to corporations, institutions and government entities. Personal Express Loans, Inc. operates as a consumer finance company. STI Credit Corporation operates as a leasing subsidiary, primarily for commercial customers. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.


State Summary. SunTrust Banks, Inc. operates through three principal subsidiaries, SunTrust Banks of Florida, Inc., SunTrust Banks of Georgia, Inc. and SunTrust Banks of Tennessee, Inc., all well-established bank holding companies within their respective states. Data in Table 10 does not include financial results of SunTrust's Parent Company and certain other non-bank subsidiaries (including SunTrust BankCard, N.A. which holds all the credit card balances of the company.) It is also before elimination of certain intercompany accounts and balances.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                         SunTrust Banks     SunTrust Banks     SunTrust Banks
                                         of Florida, Inc.   of Georgia, Inc.   of Tennessee, Inc.
                                           1996     1995      1996     1995      1996      1995
Summary of Operations<F1>
 Net interest income (FTE)                $228.6   $229.9    $140.3   $141.5      $65.8    $68.4
 Provision for loan losses                  10.4     14.8       5.0      7.4        2.4      3.1
 Trust income                               35.8     34.4      25.5     22.3        9.2      8.3
 Other noninterest income                   65.3     57.6      42.8     34.9       18.4     14.9
 Personnel expense                          78.6     73.3      49.3     45.7       25.0     23.7
 Other noninterest expense                 109.8    117.2      61.4     63.6       27.6     30.8
 Net income                                 80.0     72.5      60.1     53.2       23.5     20.6

Selected Average Balances<F2>
 Total assets                             22,680   20,957    16,218   14,282      6,710    6,476
 Earning assets                           21,095   19,719    13,097   12,171      6,415    6,177
 Loans                                    16,002   15,061    10,458    9,311      4,796    4,390
 Total deposits                           18,124   16,866     9,625    9,987      5,374    5,146
 Realized shareholders' equity             1,934    1,808     1,312    1,170        552      532

At March 31
 Total assets                             23,285   21,222    16,495   14,671      6,831    6,585
 Earning assets                           21,650   19,849    13,006   12,275      6,546    6,235
 Loans                                    16,077   15,268    10,578    9,471      4,881    4,474
 Reserve for loan losses                     370      349       195      193        117      118
 Total deposits                           19,082   17,061     9,849    9,018      5,582    5,204
 Realized shareholders' equity             1,973    1,837     1,341    1,196        563      533
 Total shareholders' equity                1,976    1,783     2,578    2,007        565      518

Credit Quality
 Net loan charge-offs<F1>                    3.0      9.1       2.1      2.1        0.4      0.3
 Nonperforming loans<F2>                   125.7    116.0      54.2     53.8       10.4     16.0
 Other real estate owned<F2>                33.8     42.2       7.8     13.6       17.2     27.9

Ratios
 ROA<F3>                                    1.42 %   1.39 %    1.69 %   1.64 %     1.41 %   1.28 %
 ROE<F3>                                   16.64    16.27     18.44    18.43      17.08    15.74
 Net interest margin<F3>                    4.36     4.73      4.31     4.72       4.12     4.49
 Efficiency ratio<F3>                      57.16    59.16     53.02    54.94      56.39    59.52
 Total shareholders' equity/assets<F2>      8.48     8.40     15.63    13.68       8.27     7.86
 Net loan charge-offs to average loans<F3   0.08     0.24      0.08     0.09       0.03     0.02
 Nonperforming loans to total loans<F2>     0.80     0.76      0.52     0.57       0.22     0.36
 Nonperforming assets to total loans plus
  other real estate owned<F2>               1.01     1.03      0.60     0.71       0.58     0.97
 Reserve to loans<F2>                       2.36     2.28      1.87     2.04       2.45     2.64
 Reserve to nonperforming loans<F2>       294.33   300.56    359.50   358.98   1,125.66   742.97

<F1>For the three month period ended March 31.
<F2>At March 31.
<F3>Annualized for the first three months.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                                   Exhibit No.   Page No.

Statement re: Computation of Per Share Earnings  11        22


(b) SunTrust did not file any reports on Form 8-K during the first quarter of 1996.






                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of May, 1996.

                            SunTrust Banks, Inc.
                                (Registrant)


                             /s/ W.P. O'Halloran
                            William P. O'Halloran
                    Senior Vice President and Controller
                         (Chief Accounting Officer)