Form 10-Q
period 1996-06-30
SUNTRUST BANKS INC
filed 1996-08-08
CIK 750556

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the Quarterly Period Ended June 30, 1996
                        Commission File Number 1-8918

                            SUNTRUST BANKS, INC.
           (Exact name of registrant as specified in its charter)



 Georgia                                            58-1575035
 (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or organization)               Identification No.)


 303 Peachtree Street, N.E., Atlanta, Georgia     30308
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

                          Yes  __X__      No _____

At July 31, 1996, 223,115,672 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                 Page No.

Consolidated Statements of Income
    Six months ended June 30, 1996 and 1995               4

Consolidated Balance Sheets
    June 30, 1996, December 31, 1995 and June 30,         5
    1995

Consolidated Statements of Cash Flow
    Six months ended June 30, 1996 and 1995               6

Consolidated Statements of Shareholders' Equity
    Six months ended June 30, 1996 and 1995               7




The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year 1996.

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

CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months                 Six Months
                                                          Ended June 30                Ended June 30
(Dollars in thousands except per share data)<F1>        1996          1995           1996          1995
Interest Income
  Interest and fees on loans                      $     657,953 $     625,599  $   1,304,358 $   1,220,572
  Interest and dividends on investment securities
    Taxable interest                                    112,534       100,282        216,388       202,050
    Tax-exempt interest                                  11,803        14,519         24,040        28,994
    Dividends (1)                                         8,240         7,406         16,329        14,071
  Interest on funds sold                                  6,909         9,941         15,879        17,596
  Interest on deposits in other banks                       300           195            561           500
  Other interest                                            777           464          1,483         1,148
      Total interest income                             798,516       758,406      1,579,038     1,484,931
Interest Expense
  Interest on deposits                                  269,948       251,700        537,828       487,608
  Interest on funds purchased                            54,533        60,673        110,417       111,581
  Interest on other short-term borrowings                11,412        14,598         26,676        26,036
  Interest on long-term debt                             18,365        16,950         36,661        33,344
      Total interest expense                            354,258       343,921        711,582       658,569
Net Interest Income                                     444,258       414,485        867,456       826,362
Provision for loan losses                                26,194        26,220         51,222        51,689
Net interest income after provision for loan losses     418,064       388,265        816,234       774,673

Noninterest Income
  Trust income                                           70,478        65,231        141,150       130,361
  Service charges on deposit accounts                    58,111        50,348        113,816       104,135
  Other charges and fees                                 35,377        26,001         67,557        51,378
  Credit card fees                                       16,561        15,667         33,578        31,873
  Securities gains (losses)                              (2,169)         (106)        15,093          (449)
  Other noninterest income                               21,716        17,104         42,556        33,830
      Total noninterest income                          200,074       174,245        413,750       351,128

Noninterest Expense
  Salaries and other compensation                       188,290       164,177        369,120       326,596
  Employee benefits                                      26,334        24,771         55,758        53,282
  Net occupancy expense                                  34,454        31,821         68,137        63,288
  Equipment expense                                      27,980        26,470         55,496        52,965
  FDIC premiums                                           1,432        16,578          2,639        33,084
  Marketing and community relations                      18,615        13,397         33,860        27,349
  Postage and delivery                                    9,634         8,858         19,653        18,324
  Other noninterest expense                              86,640        63,646        189,731       132,936
      Total noninterest expense                         393,379       349,718        794,394       707,824
Income before income taxes                              224,759       212,792        435,590       417,977
Provision for income taxes                               72,662        71,916        133,074       141,065
      Net Income                                  $     152,097 $     140,876  $    $302,516 $     276,912

Average common equivalent shares                    224,060,675   227,484,344    224,724,452   227,736,550
Net income per average common share               $        0.68 $        0.61  $        1.34  $       1.20
Dividends declared per common share                        0.20          0.18           0.40          0.36

(1) Includes dividends on common stock of
      The Coca-Cola Company                               6,033         5,309         12,067        10,619

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                        June 30     December 31     June 30
(Dollars in thousands)<F1>                               1996           1995          1995
Assets
  Cash and due from banks                           $   2,419,853 $   2,641,365 $   2,418,011
  Interest-bearing deposits in other banks                 22,365        28,787        11,902
  Trading account                                          70,160        96,613       104,868
  Investment securities (1)                            10,779,101     9,676,934     9,526,392
  Funds sold                                              852,061     1,299,407       835,946

  Loans                                                32,401,234    31,301,389    30,079,902
  Reserve for loan losses                                (722,569)     (698,864)     (676,899)
      Net loans                                        31,678,665    30,602,525    29,403,003

  Premises and equipment                                  744,984       729,731       724,460
  Intangible assets                                       280,711       271,926       240,163
  Customers' acceptance liability                         375,486       234,809       199,654
  Other assets                                            843,598       889,375       783,893
      Total assets                                  $  48,066,984 $  46,471,472 $  44,248,292

Liabilities
  Noninterest-bearing deposits                      $   7,533,998 $   7,821,377 $   7,489,547
  Interest-bearing deposits                            27,481,619    25,361,817    24,193,020
      Total deposits                                   35,015,617    33,183,194    31,682,567
  Funds purchased                                       4,548,778     5,483,751     5,237,219
  Other short-term borrowings                             816,132       894,470       993,080
  Long-term debt                                        1,104,932     1,002,397       948,343
  Acceptances outstanding                                 375,486       234,809       199,654
  Other liabilities                                     1,570,205     1,403,270     1,185,851
      Total liabilities                                43,431,150    42,201,891    40,246,714

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued                                     -             -             -
  Common stock, $1.00 par value; 350,000,000
    shares authorized (2)                                 243,644       243,644       243,644
  Additional paid in capital                              318,349       321,541       320,899
  Retained earnings                                     3,630,419     3,417,801     3,215,060
  Treasury stock and other (3)                           (998,728)     (871,953)     (743,889)
      Realized shareholders' equity                     3,193,684     3,111,033     3,035,714
  Unrealized gains (losses) on investment
    securities, net of taxes                            1,442,150     1,158,548       965,864
      Total shareholders' equity                        4,635,834     4,269,581     4,001,578
      Total liabilities and shareholders' equity    $  48,066,984 $  46,471,472 $  44,248,292

(1) Includes unrealized gains (losses) on
      investment securities                         $   2,329,819 $   1,873,141 $   1,560,981
(2) Common shares outstanding                         223,652,957   225,725,779   227,662,590
(3) Treasury shares of common stock                    19,991,327    17,918,505    15,981,694

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             Six Months
                                                            Ended June 30
(In thousands)<F1>                                        1996          1995
Cash flow from operating activities:
 Net income                                           $  302,516    $  276,912
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           62,791        64,999
  Provision for loan losses                               51,222        51,689
  Provision for losses on other real estate                1,797         2,157
  Amortization of compensation element of
   restricted stock                                        4,854         2,813
  Securities (gains) and losses, net                     (15,092)          450
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net               (4,317)       (9,101)
  Recognition of unearned loan income                    (93,704)      (46,491)
  Change in period-end balances of:
    Trading account                                       26,453        (6,758)
    Interest receivable                                  (10,736)          452
    Prepaid expenses                                     (38,246)      (31,835)
    Other assets                                          86,911        37,482
    Taxes payable                                         (4,964)       30,407
    Interest payable                                     (23,881)       30,020
    Other accrued expenses                                29,081       (43,940)
    Net cash provided by operating activities            374,685       359,256

Cash flow from investing activities:
 Proceeds from maturities of investment securities     1,001,870       548,474
 Proceeds from sales of investment securities            534,292       147,359
 Purchase of investment securities                    (2,156,758)     (221,795)
 Net (increase) decrease in loans                       (957,710)   (1,455,783)
 Capital expenditures                                    (59,081)      (58,866)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                   2,954        46,404
 Net inflow (outflow) from bank acquisitions              (1,207)            0
 Other                                                   (17,134)       (3,098)
   Net cash provided(used) by investing activities    (1,652,774)     (997,305)

Cash flow from financing activities:
 Net increase (decrease) in deposits                   1,754,044      (645,702)
 Net increase (decrease) in funds purchased and
  other short-term borrowings                         (1,016,218)    1,089,990
 Proceeds from the issuance of long-term debt            200,433        30,317
 Repayment of long-term debt                             (97,846)      (12,421)
 Proceeds from the exercise of stock options               3,328         2,910
 Payments to acquire treasury stock                     (151,034)      (70,115)
 Dividends paid                                          (89,898)      (82,837)
    Net cash provided by financing activities            602,809       312,142
Net decrease in cash and cash equivalents               (675,280)     (325,907)
Cash and cash equivalents at beginning of period       3,969,559     3,591,767
Cash and cash equivalents at end of period            $3,294,279    $3,265,860

Supplemental Disclosure
Interest paid                                            735,463       688,589
Taxes paid                                               138,482       121,882

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                      Unrealized
                                                            Additional                   Treasury    Gains (Losses)
                                                Common       Paid in       Retained     Stock and    on Securities
(In thousands)<F1>                              Stock        Capital       Earnings     Other<F2>    Net of Taxes     Total
 Balance, January 1, 1995                     $    130,461  $    438,309  $ 3,020,985   $ (706,499) $    570,075  $ 3,453,331
 Stock dividend                                    113,183      (113,183)           -            -             -            -
 Balance, January 1, 1995, restated                243,644       325,126    3,020,985     (706,499)      570,075    3,453,331
 Net income                                              -             -      276,912            -             -      276,912
 Cash dividends declared on common
    stock, $0.36 per share                               -             -      (82,837)           -             -      (82,837)
 Proceeds from exercise of stock options                 -        (6,285)           -        9,195             -        2,910
 Acquisition of treasury stock                           -             -            -      (70,115)            -      (70,115)
 Issuance of treasury stock for 401(k)                   -           884            -        8,196             -        9,080
 Issuance, net of forfeitures, of treasury
    stock as restricted stock                            -         1,174            -        6,331             -        7,505
 Issuance of treasury stock for acquisition              -             -            -       13,695             -       13,695
 Compensation element of restricted stock                -             -            -       (7,505)            -       (7,505)
 Amortization of compensation element
    of restricted stock                                  -             -            -        2,813             -        2,813
 Change in unrealized gains (losses)
    on securities, net of taxes                          -             -            -            -       395,789      395,789
 Balance, June 30, 1995                       $    243,644  $    320,899  $ 3,215,060   $ (743,889) $    965,864  $ 4,001,578

 Balance, January 1, 1996                     $    130,461  $    434,724  $ 3,417,801   $ (871,953) $  1,158,548  $ 4,269,581
 Stock dividend                                    113,183      (113,183)           -            -             -            -
 Balance, January 1, 1996, restated                243,644       321,541    3,417,801     (871,953)    1,158,548    4,269,581
 Net income                                              -             -      302,516            -             -      302,516
 Cash dividends declared on common
    stock, $0.40 per share                               -             -      (89,898)           -             -      (89,898)
 Proceeds from exercise of stock options                 -        (8,584)           -       11,912             -        3,328
 Acquisition of treasury stock                           -             -            -     (151,034)            -     (151,034)
 Issuance of treasury stock for 401(k)                   -         1,873            -        5,376             -        7,249
 Issuance, net of forfeitures, of treasury
    stock as restricted stock                            -         3,519            -        5,802             -        9,321
 Issuance of treasury stock for acquisition              -             -            -        5,636             -        5,636
 Compensation element of restricted stock                -             -            -       (9,321)            -       (9,321)
 Amortization of compensation element
    of restricted stock                                  -             -            -        4,854             -        4,854
 Change in unrealized gains (losses)
    on securities, net of taxes                          -             -            -            -       283,602      283,602
 Balance, June 30, 1996                       $    243,644  $    318,349  $ 3,630,419   $ (998,728) $  1,442,150  $ 4,635,834

<F1>See notes to consolidated financial statements.
<F2>Balance at June 30, 1996 includes $953,309 for Treasury Stock and $45,419 for Deferred Compensation.

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

Note 2 - Stock Dividend
On May 21, 1996, the Company paid a stock dividend of one share of SunTrust common stock for each outstanding share of SunTrust common stock to shareholders of record on May 1, 1996. The consolidated financial statements for prior periods have been restated for the effect of this stock dividend.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the second quarter of 1996 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                                Quarters
                                                               1996                          1995
                                                           2           1           4           3           2
Summary of Operations
 Interest and dividend income                          $   798.6   $   780.5   $   782.4   $   759.9   $   758.4
 Interest expense                                          354.3       357.3       350.2       342.0       343.9
 Net interest income                                       444.3       423.2       432.2       417.9       414.5
 Provision for loan losses                                  26.2        25.0        31.3        29.1        26.2
 Net interest income after provision for loan losses       418.1       398.2       400.9       388.8       388.3
 Noninterest income                                        200.1       213.7       179.4       182.6       174.2
 Noninterest expense                                       393.4       401.0       380.6       363.1       349.7
 Income before provision for income taxes                  224.8       210.9       199.7       208.3       212.8
 Provision for income taxes                                 72.7        60.5        54.8        64.6        71.9
 Net income                                            $   152.1   $   150.4   $   144.9   $   143.7   $   140.9

Per common share
 Net income                                            $    0.68   $    0.66   $    0.64   $    0.63   $    0.61
 Dividends declared                                         0.20        0.20        0.20        0.18        0.18
 Book value                                                20.67       19.54       18.86       17.94       17.53
 Common stock market price
  High                                                    38          38 3/8      35 3/8      33 7/8      29 7/8
  Low                                                     33 1/4      32          31 5/8      28 1/2      26 5/8
  Close                                                   37          35          34 1/4      33          29 1/8

Selected Average Balances
 Total assets                                          $47,019.5   $45,641.9   $44,616.4   $43,072.4   $42,762.2
 Earning assets                                         41,241.8    40,114.0    39,391.9    38,198.8    38,344.3
 Loans                                                  32,265.2    31,437.9    30,688.7    29,771.1    29,582.1
 Total deposits                                         34,378.8    33,081.9    31,925.4    31,516.6    31,852.5
 Realized shareholders' equity                           3,232.0     3,206.8     3,081.8     3,092.9     3,043.8
 Total shareholders' equity                              4,522.2     4,405.3     4,163.4     4,090.3     3,797.4

 Common equivalent shares (thousands)                    224,061     225,388     225,574     226,515     227,484

Financial Ratios and Other
 ROA<F1>                                                    1.36 %      1.38 %      1.34 %      1.38 %      1.36 %
 ROE<F1>                                                   18.93       18.87       18.65       18.43       18.56
 Net interest margin<F1>                                    4.43        4.35        4.47        4.47        4.47
 Net interest income - taxable-equivalent              $   454.2   $   433.7   $   443.9   $   430.1   $   427.1

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

                                     Page 8

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                          Quarter Ended
                                              June 30, 1996              March 31, 1996               June 30, 1995
                                        Average   Income/ Yields/    Average   Income/ Yields/   Average  Income/ Yields/
                                        Balances  Expense  Rates     Balances  Expense  Rates   Balances  Expense Rates
Assets
Loans<F1>
  Taxable                               $31,645.9  $649.3  8.25 %   $30,805.7  $637.4  8.32 %   $28,886.4  $615.8  8.55 %
  Tax-exempt<F2>                            619.3    13.0  8.42         632.2    13.5  8.57         695.7    15.2  8.76
    Total loans                          32,265.2   662.3  8.26      31,437.9   650.9  8.33      29,582.1   631.0  8.56
Investment securities:
  Taxable                                 7,605.0   120.8  6.39       7,131.0   112.1  6.32       7,185.0   107.8  6.02
  Tax-exempt<F2>                            783.9    17.4  8.91         810.4    18.0  8.95         875.0    21.6  9.90
    Total investment securities           8,388.9   138.2  6.63       7,941.4   130.1  6.59       8,060.0   129.4  6.44
Funds sold                                  515.7     6.9  5.39         668.7     9.0  5.40         655.0     9.9  6.09
Other short-term investments<F2>             72.0     1.1  6.14          66.0     1.0  6.00          47.2     0.7  5.98
    Total earning assets                 41,241.8   808.5  7.88      40,114.0   791.0  7.93      38,344.3   771.0  8.07
Reserve for loan losses                    (715.6)                     (704.9)                     (668.2)
Cash and due from banks                   2,256.2                     2,216.2                     2,078.0
Premises and equipment                      742.4                       732.6                       720.7
Other assets                              1,408.3                     1,349.0                     1,068.4
Unrealized gains(losses) on
  investment securities                   2,086.4                     1,935.0                     1,219.0
    Total assets                        $47,019.5                   $45,641.9                   $42,762.2

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts             $10,488.3  $ 73.4  2.82 %   $10,056.4  $ 72.6  2.90 %   $ 9,359.3  $ 65.5  2.81 %
  Savings                                 5,769.2    53.8  3.75       4,705.7    44.1  3.77       3,637.3    24.4  2.70
  Consumer time                           7,231.3    92.5  5.14       7,719.8   101.4  5.28       7,927.4   105.5  5.33
  Other time<F3>                          3,705.0    50.3  5.46       3,557.7    49.8  5.63       4,018.2    56.3  5.62
    Total interest-bearing deposits      27,193.8   270.0  3.99      26,039.6   267.9  4.14      24,942.2   251.7  4.05
Funds purchased                           4,352.3    54.5  5.04       4,351.5    55.9  5.17       4,167.7    60.7  5.84
Other short-term borrowings                 848.4    11.4  5.41       1,062.4    15.2  5.78         914.3    14.6  6.40
Long-term debt                            1,106.6    18.4  6.68       1,063.0    18.3  6.92         943.0    16.9  7.21
    Total interest-bearing liabilities   33,501.1   354.3  4.25      32,516.5   357.3  4.42      30,967.2   343.9  4.45
Noninterest-bearing deposits              7,185.0                     7,042.3                     6,910.3
Other liabilities                         1,811.2                     1,677.8                     1,087.3
Realized shareholders' equity             3,232.0                     3,206.8                     3,043.8
Net unrealized gains(losses)
  on investment securities                1,290.2                     1,198.5                       753.6
    Total liabilities and
     shareholders' equity               $47,019.5                   $45,641.9                   $42,762.2

Interest rate spread                                       3.63 %                      3.51 %                      3.62 %

Net Interest Income                                $454.2                      $433.7                      $427.1

Net Interest Margin                                        4.43 %                      4.35 %                      4.47 %

<F1> Interest income includes loan fees of $24.7, $21.8, and $21.3 in the quarters ended June 30, and March 31, 1996 and June 30, 1995 and $46.5 and $41.8 in the six months ended June 30, 1996 and 1995. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2> Interest income includes the effects of taxable-equivalent adjustments
     (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $9.9, $10.5 and $12.6 in the quarters ended June 30 and March 31, 1996 and June 30, 1995 and $20.4 and $25.7 in the six months ended June 30, 1996 and 1995.
<F3> Interest rate swap transactions used to help balance the Company's interest-sensitivity position increased interest expense by $0.5, and $0.3, in the quarters ended June 30 and March 31, 1996 and $0.8 in the six months ended June 30, 1996 and reduced interest expense by $3.0 in the quarter ended June 30, 1995 and $7.4 in the six months ended June 30, 1995. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.39% and 4.42%, 5.58% and 4.34%, and 5.92% and 4.44% in the quarters ended June 30 and March 31, 1996 and June 30, 1995 and 5.48% and 4.38%, and 5.76% and 4.48% in the six months ended June 30, 1996 and 1995.

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                    Six Months Ended
                                                   June 30, 1996                            June 30, 1995
                                         Average       Income/     Yields/        Average       Income/     Yields/
                                        Balances       Expense      Rates        Balances       Expense      Rates
Assets
Loans<F1>
  Taxable                               $31,225.8       $1,286.8     8.29 %      $28,471.7       $1,200.1     8.50 %
  Tax-exempt<F2>                            625.7           26.4     8.50            708.4           31.7     9.01
    Total loans                          31,851.5        1,313.2     8.29         29,180.1        1,231.8     8.51
Investment securities:
  Taxable                                 7,368.0          232.9     6.36          7,281.7          216.4     5.99
  Tax-exempt<F2>                            797.2           35.4     8.93            894.2           43.1     9.72
    Total investment securities           8,165.2          268.3     6.61          8,175.9          259.5     6.40
Funds sold                                  592.2           15.9     5.39            585.9           17.6     6.06
Other short-term investments<F2>             69.0            2.1     6.08             59.0            1.7     6.08
    Total earning assets                 40,677.9        1,599.5     7.91         38,000.9        1,510.6     8.02
Reserve for loan losses                    (710.3)                                  (661.4)
Cash and due from banks                   2,236.2                                  2,101.1
Premises and equipment                      737.5                                    719.4
Other assets                              1,378.7                                  1,055.8
Unrealized gains(losses) on
  investment securities                   2,010.7                                  1,072.1
    Total assets                        $46,330.7                                $42,287.9

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts             $10,272.3       $  146.0     2.86 %      $ 9,413.1       $  130.4     2.79 %
  Savings                                 5,237.5           97.9     3.76          3,729.4           50.1     2.71
  Consumer time                           7,475.5          193.9     5.22          7,704.7          196.0     5.13
  Other time<F3>                          3,631.4          100.0     5.54          4,150.1          111.1     5.40
    Total interest-bearing deposits      26,616.7          537.8     4.06         24,997.3          487.6     3.93
Funds purchased                           4,351.9          110.4     5.10          3,915.8          111.6     5.75
Other short-term borrowings                 955.4           26.7     5.61            861.5           26.0     6.09
Long-term debt                            1,084.8           36.7     6.80            936.6           33.3     7.18
    Total interest-bearing liabilities   33,008.8          711.6     4.34         30,711.2          658.5     4.32
Noninterest-bearing deposits              7,113.6                                  6,900.5
Other liabilities                         1,744.6                                    996.3
Realized shareholders' equity             3,219.4                                  3,016.6
Net unrealized gains(losses)
  on investment securities                1,244.3                                    663.3
    Total liabilities and
     shareholders' equity               $46,330.7                                $42,287.9

Interest rate spread                                                 3.57 %                                   3.70 %

Net Interest Income                                     $  887.9                                 $  852.1

Net Interest Margin                                                  4.39 %                                   4.52 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

Net Interest Income/Margins. The Company's net interest margin of 4.43% for the second quarter of 1996 was 4 basis points lower than the second quarter of last year. The rate on earning assets decreased 19 basis points, fueled by a 30 basis point decrease in the yield on loans. At the same time, the rate on interest-bearing liabilities decreased 20 basis points. Interest rate swaps also helped increase last year's net interest margin (see the discussion entitled "Derivatives" on page 17).
  Interest income which the Company was unable to recognize on nonperforming loans in the first six months of 1996 had a negative impact of 2 basis points on the net interest margin as compared to 3 basis points in the first six months 1995. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.


Noninterest Income. Noninterest income in the second quarter and the first six months of 1996, adjusted to exclude the effect of securities gains (losses), increased 16.0% and 13.4% from the comparable periods a year ago. Trust income, the Company's largest source of noninterest income, increased 8.0% and 8.3% over the same periods. Other charges and fees were 36.1% higher in the second quarter of this year compared to the same period last year due to higher volume in our mortgage banking business. Credit card fees also increased 5.7% and 5.4%.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                          Quarters
                                            1996                       1995
                                        2          1          4          3          2
Trust income                          $ 70.5     $ 70.7     $ 64.6     $ 64.7     $ 65.3
Service charges on deposit accounts     58.1       55.7       54.5       54.0       50.5
Other charges and fees                  35.4       32.2       28.4       27.6       26.0
Credit card fees                        16.6       17.0       15.6       15.1       15.7
Securities gains (losses)               (2.2)      17.3       (7.2)       1.0       (0.1)
Trading account profits and commissi     3.1        2.6        3.3        2.5        2.4
Corporate and institutional investme     3.3        2.8        4.9        2.4        1.1
Retail investment income                 6.2        4.6        3.6        3.3        4.2
Other income                             9.1       10.8       11.7       12.0        9.1
  Total noninterest income            $200.1     $213.7     $179.4     $182.6     $174.2

                                     Page 12

Noninterest Expense. Noninterest expense increased 12.5% and 12.2% in the second quarter and first six months of 1996 compared to the same periods last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 13.6% and 11.9% over the aforementioned periods. Other noninterest expense increased substantially in the second quarter of this year due to expenditures made in connection with various projects to stimulate business growth and development.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                       Quarters
                                         1996                       1995
                                     2          1          4          3          2
Salaries                           $156.0     $151.7     $149.7     $144.8     $143.1
Other compensation                   32.3       29.1       27.0       25.3       21.1
Employee benefits                    26.4       29.4       27.2       25.1       24.8
Net occupancy expense                34.4       33.7       33.2       33.6       31.8
Equipment expense                    28.0       27.5       26.4       25.7       26.5
FDIC premiums                         1.4        1.2        3.9       (0.6)      16.6
Marketing and community relations    18.7       15.2       12.4       10.3       13.3
Postage and delivery                  9.7       10.0        9.3        8.8        8.8
Operating supplies                    9.9        9.7        8.5        8.1        7.7
Other real estate expense            (0.5)       0.8       (3.9)      (1.1)      (2.3)
Communications                        7.8        7.7        6.6        7.3        7.1
Consulting and legal                  6.1        5.1        5.0        5.5        5.5
Amortization of intangible assets     6.5        6.1        6.0        5.4        5.0
Other expense                        56.7       73.8       69.3       64.9       40.7
  Total noninterest expense        $393.4     $401.0     $380.6     $363.1     $349.7

Efficiency ratio                     60.1 %     62.0 %     61.1 %     59.3 %     58.2 %


Provision for Loan Losses. The provision for loan losses in the second quarter of both 1996 and 1995 was $26.2 million. Net loan charge-offs were $28.7 million in the first six months of this year, representing 0.18% of average loans. The comparable net charge-off amount for 1995 was $23.5 million or 0.16% of average loans. Consumer loan charge-offs increased slightly yet remain low compared to historical standards.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements; (i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $722.6 million at June 30, 1996, which was 2.23% of quarter-end loans and 371.0% of total nonperforming loans. These ratios at December 31, 1995 were 2.23% and 363.6% and at June 30, 1995 were 2.25% and 370.6%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                               Quarters
                                              1996                    1995
                                          2           1           4           3           2
Reserve for Loan Losses
  Balances - beginning of quarter     $   712.4   $   698.9   $   692.8   $   676.9   $   661.0
  Reserve of purchased banks                            1.2         3.9         0.7         1.7
  Provision for loan losses                26.2        25.0        31.3        29.1        26.2

  Charge-offs:
    Domestic:
      Commercial                           (5.2)       (4.4)      (13.1)       (4.0)       (5.0)
      Real estate:
        Construction                                   (0.1)       (0.1)       (0.1)       (0.2)
        Mortgage, 1-4 family               (1.1)       (1.4)       (1.8)       (2.3)       (1.5)
        Other                              (1.5)       (0.9)       (6.3)       (3.9)       (4.0)
      Lease financing                      (0.4)       (0.3)       (0.3)       (0.2)       (0.2)
      Credit card                          (9.5)       (9.0)       (7.5)       (6.8)       (6.8)
      Other consumer loans                (10.9)      (10.5)      (11.8)      (10.0)       (8.0)
    International
      Total charge-offs                   (28.6)      (26.6)      (40.9)      (27.3)      (25.7)

  Recoveries:
    Domestic:
      Commercial                            3.1         4.2         3.8         3.2         7.4
      Real estate:
        Construction                        0.1         0.1         0.3         1.9        (1.6)
        Mortgage, 1-4 family                0.5         0.3         0.4         0.2         0.5
        Other                               2.1         2.7         1.0         1.4         1.5
      Lease financing                       0.2         0.1         0.1         0.2         0.1
      Credit card                           1.7         1.8         1.7         2.0         1.8
      Other consumer loans                  4.9         4.7         4.5         4.3         4.0
    International                                                               0.2
      Total recoveries                     12.6        13.9        11.8        13.4        13.7
      Net charge-offs                     (16.0)      (12.7)      (29.1)      (13.9)      (12.0)

  Balance - end of quarter            $   722.6   $   712.4   $   698.9   $   692.8   $   676.9

Quarter-end loans outstanding:
  Domestic                            $32,124.4   $31,517.2   $30,966.0   $29,702.6   $29,802.3
  International                           276.8       268.9       335.4       298.2       277.6
    Total                             $32,401.2   $31,786.1   $31,301.4   $30,000.8   $30,079.9

Ratio of reserve to quarter-end loans      2.23 %      2.24 %      2.23 %      2.31 %      2.25 %
Average loans                         $32,265.2   $31,437.9   $30,688.7   $29,771.1   $29,582.1
Ratio of net charge-offs (annualized)
  to average loans                         0.20 %      0.16 %      0.38 %      0.18 %      0.16 %

TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                                1996                         1995
                                        June 30     March 31   December 31 September 30  June 30
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                            $  34.6     $  36.0     $  28.3     $  27.6     $  28.7
   Real Estate:
    Construction                             3.7         4.7         4.9         6.9        11.3
    Mortgage, 1-4 family                    49.5        50.6        45.7        44.2        43.5
    Other                                   93.2        86.9        99.3        84.0        85.3
   Lease financing                           0.1         0.2         0.1                     0.2
   Consumer loans                           10.9         9.3        11.0        11.6        10.4
    Total nonaccrual loans                 192.0       187.7       189.3       174.3       179.4
 Restructured loans                          2.8         2.9         2.9         3.0         3.2
    Total nonperforming loans              194.8       190.6       192.2       177.3       182.6
 Other real estate owned                    53.5        58.8        58.8        66.2        70.1
    Total Nonperforming Assets           $ 248.3     $ 249.4     $ 251.0     $ 243.5     $ 252.7

Ratios:
 Nonperforming loans to total loans         0.60 %      0.60 %      0.61 %      0.59 %      0.61 %
 Nonperforming assets to total loans
  plus other real estate owned              0.77        0.78        0.80        0.81        0.84
 Reserve to nonperforming loans           371.01      373.78      363.60      390.78      370.61

Accruing Loans Past Due 90 Days or More  $  29.9     $  26.0     $  24.3     $  26.0     $  19.0

     Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $2.7 million since December 31, 1995 and $4.4 million since June 30, 1995. Since December 31, 1995, nonperforming assets increased $5.8 million in Florida banks, and decreased $8.4 million in Georgia banks, and $0.1 million in Tennessee banks. Included in nonperforming loans at June 30, 1996 are loans aggregating $27.0 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all material potential problem loans are included in Table 6.
  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first six months of 1996, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at June 30, 1996, if all such loans had been accruing interest at the original contractual rate, was $9.6 million. Interest income recognized in the six months ended June 30, 1996 on all such nonperforming loans at June 30, 1996, was $4.7 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                                          1996                           1995
                                 June 30     March 31    December 31  September 30   June 30
Commercial:
  Domestic                      $10,405.4    $10,449.4    $10,222.5    $ 9,374.4    $ 9,931.3
  International                     269.4        270.5        337.5        299.6        298.0
Real estate:
  Construction                    1,246.4      1,239.3      1,216.6      1,176.6      1,151.0
  Mortgage, 1-4 family           10,524.1     10,087.9      9,732.8      9,431.4      9,054.0
  Other                           4,540.3      4,526.9      4,477.7      4,567.4      4,579.3
Lease financing                     569.4        565.2        561.2        507.6        487.5
Credit card                         770.6        732.0        774.0        713.9        671.7
Other consumer loans              4,075.6      3,914.9      3,979.1      3,929.9      3,907.1
  Loans                         $32,401.2    $31,786.1    $31,301.4    $30,000.8    $30,079.9

Loans. During the second quarter and first six months of 1996, average loans increased 9.1% and 9.2% over the same periods a year ago, however, loan growth slowed during the second quarter. Since December 31, 1995, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratios were 93.9% and 94.4% in the second quarter and first six months of 1996 compared with 92.9% and 91.5% in the same periods of 1995.
  At June 30, 1996, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, totaled $332.5 million, a decrease of 16.2% from $396.8 million at December 31, 1995.

Income Taxes. The provision for income taxes was $72.7 and $133.2 million in the second quarter and first six months of 1996 compared to $71.9 and $141.1 million in the same periods last year.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 6.44% in the second quarter of 1995 to 6.63% in the second quarter of this year. The portfolio size increased by $483.9 million from June 30, 1995 to June 30, 1996 as a portion of the deposit increase was invested in securities. The average life of the portfolio was approximately 2.7 years and its duration, the average time to the receipt of the present value of the portfolio's expected cash flow, was 2.3 years at June 30, 1996. At June 30, 1996, approximately 31.4% of the portfolio consisted of U.S. Treasury securities, 11.4% U.S. government agency securities, 47.7% mortgage-backed securities, 9.2% municipal securities, and 0.3% in other securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At June 30, 1996, the carrying value of the securities portfolio was $2.3 billion over its amortized cost, including a $2.4 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed, which occurred in 1995 and 1996 when loan demand exceeded deposit growth. Liquidity is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
     Average total deposits for the second quarter and first six months of 1996 increased 7.9% and 5.8% over the same periods a year ago. Interest-bearing deposits represented 79.1% and 78.9% of average deposits for the second quarter and first six months of 1996, compared to 78.3% and 78.4% for the same periods in 1995. In the second quarter of 1996, average net purchased funds (average funds purchased less average funds sold) increased $0.3 billion over the same period in 1995. Net purchased funds were 9.3% and 9.2% of average earning assets for the second quarter and first six months of 1996 as compared to 9.2% and 8.8% in the same periods a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of June 30, 1996 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                                     Average     Average     Average
(Dollars in millions)        Notional      Fair      Maturity      Rate        Rate
At June 30, 1996              Value       Value     In Months      Paid      Received
Gain position:
  Receive fixed              $  208.0       $ 2.3       117.4        5.82 %      7.24 %
  Pay fixed                     163.6         6.6        83.3        6.21        5.54
  Total gain position           371.6         8.9
Loss position:
  Receive fixed               1,472.9       (19.2)       23.6        0.27        5.47
  Pay fixed                     106.9        (2.1)       24.7        6.60        5.59
  Total loss position         1,579.8       (21.3)
    Total                    $1,951.4      ($12.4)


     The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. During the six months ended June 30, 1996, hedge swaps decreased net interest income by $0.8, compared with a $7.4 benefit in the corresponding 1995 period.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                           1996                           1995
                                                  June 30     March 31    December 31  September 30   June 30
Tier 1 capital:
  Realized shareholders' equity                  $ 3,193.7    $ 3,165.6    $ 3,111.0    $ 3,035.2    $ 3,035.7
  Intangible assets other than servicing rights     (251.3)      (255.7)      (252.3)      (239.5)      (225.1)
    Total Tier 1 capital                           2,942.4      2,909.9      2,858.7      2,795.7      2,810.6
Tier 2 capital:
  Allowable reserve for loan losses                  470.8        461.8        462.2        437.6        437.5
  Allowable long-term debt                           557.2        554.2        246.8        247.6        247.6
    Total Tier 2 capital                           1,028.0      1,016.0        709.0        685.2        685.1
    Total capital                                $ 3,970.4    $ 3,925.9    $ 3,567.7    $ 3,480.9    $ 3,495.7

Risk-weighted assets                             $37,413.6    $36,694.7    $36,742.0    $34,756.2    $34,759.9
Risk-based ratios:
  Tier 1 capital                                      7.86 %       7.92 %       7.78 %       8.04 %       8.08 %
  Total capital                                      10.60        10.69         9.71        10.01        10.05
Tier 1 leverage ratio                                 6.58         6.69         6.70         6.78         6.80
Total shareholders' equity to assets                  9.64         9.48         9.19         9.38         9.04





Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At June 30, 1996, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.86%, 10.60% and 6.58%, respectively.
     In 1995, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of SunTrust common stock. At June 30, 1996, the Company has a remaining 11,560,018 shares that may be purchased under this authorization.

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At June 30, 1996, the servicing portfolio was $11.9 billion, which includes $7.1 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Securities engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Capital Markets, Inc. serves as the investment banking arm of SunTrust. It's business activities include public finance, corporate finance and the sale of investment securities to corporations, institutions and government entities. Personal Express Loans, Inc. operates as a consumer finance company. STI Credit Corporation operates as a leasing subsidiary, primarily for commercial customers. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.

 State Summary. SunTrust Banks, Inc. operates through three principal subsidiaries, SunTrust Banks of Florida, Inc., SunTrust Banks of Georgia, Inc. and SunTrust Banks of Tennessee, Inc., all well-established bank holding companies within their respective states. Data in Table 10 does not include financial results of SunTrust's Parent Company and certain other non-bank subsidiaries (including SunTrust BankCard N.A. which holds all the credit card balances of the company). It is also before elimination of certain intercompany accounts and balances.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                            SunTrust Banks         SunTrust Banks         SunTrust Banks
                                           of Florida, Inc.       of Georgia, Inc.       of Tennessee, Inc.
                                            1996       1995        1996       1995        1996       1995
Summary of Operations<F1>
 Net interest income (FTE)                  $465.2     $460.5      $291.1     $284.4      $134.3     $137.8
 Provision for loan losses                    20.8       30.6        10.7       14.7         4.6        6.1
 Trust income                                 71.9       69.8        50.9       44.2        18.1       16.4
 Other noninterest income                    134.2      111.0        86.1       71.3        38.1       31.7
 Personnel expense                           159.2      146.9        99.4       90.1        50.4       47.1
 Other noninterest expense                   223.5      229.9       123.5      126.7        56.6       61.8
 Net income                                  164.1      145.4       125.4      108.7        48.6       43.1

Selected Average Balances<F2>
 Total assets                               22,858     21,073      16,614     14,504       6,773      6,509
 Earning assets                             21,323     19,811      13,322     12,302       6,482      6,198
 Loans                                      16,077     15,181      10,705      9,510       4,847      4,467
 Total deposits                             18,378     16,956       9,938      9,865       5,457      5,136
 Realized shareholders' equity               1,955      1,828       1,328      1,181         557        537

At June 30
 Total assets                               23,058     21,482      18,143     15,717       6,917      6,692
 Earning assets                             21,528     19,902      14,309     12,911       6,534      6,324
 Loans                                      16,144     15,413      11,115      9,982       4,895      4,630
 Reserve for loan losses                       376        360         199        197         117        119
 Total deposits                             18,403     17,212      11,095      9,395       5,572      5,119
 Realized shareholders' equity               2,018      1,883       1,377      1,217         574        544
 Total shareholders' equity                  2,000      1,886       2,832      2,168         571        546

Credit Quality
 Net loan charge-offs<F1>                      7.4       15.5         4.3        5.3         2.0        2.4
 Nonperforming loans<F2>                     131.8      115.1        50.6       53.4        12.1       13.8
 Other real estate owned<F2>                  31.8       36.0         5.0       12.1        16.7       21.9

Ratios
 ROA<F3>                                      1.44 %     1.38 %      1.72 %     1.65 %      1.44 %     1.33 %
 ROE<F3>                                     16.87      16.05       18.99      18.56       17.52      16.20
 Net interest margin<F3>                      4.39       4.69        4.39       4.66        4.17       4.48
 Efficiency ratio<F3>                        57.00      58.75       52.07      54.23       56.13      58.60
 Total shareholders' equity/assets<F2>        8.67       8.78       15.61      13.79        8.26       8.16
 Net loan charge-offs to average loans<F3>    0.09       0.21        0.08       0.11        0.08       0.11
 Nonperforming loans to total loans<F2>       0.84       0.75        0.46       0.54        0.25       0.30
 Nonperforming assets to total loans plus
  other real estate owned<F2>                 1.04       0.98        0.51       0.66        0.60       0.77
 Reserve to loans<F2>                         2.39       2.33        1.81       1.98        2.45       2.57
 Reserve to nonperforming loans<F2>          285.3      312.4       392.3      369.3       969.0      861.6

<F1>For the six month period ended June 30.
<F2>At June 30.
<F3>Annualized for the first six months.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                                             Exhibit No.      Page No.

Statement re: Computation of Per Share Earnings              11            22


(b) SunTrust did not file any reports on Form 8-K during the second quarter of 1996.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of August, 1996.

                            SunTrust Banks, Inc.
                                (Registrant)


                             /s/ W.P. O'Halloran
                            William P. O'Halloran
                    Senior Vice President and Controller
                         (Chief Accounting Officer)