Form 10-Q
period 1996-09-30
SUNTRUST BANKS INC
filed 1996-11-14
CIK 750556

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the Quarterly Period Ended September 30, 1996
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

                          Yes  __X__      No _____

At October 31, 1996, 223,014,624 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                 Page No.

Consolidated Statements of Income
    Nine months ended September 30, 1996 and 1995         4

Consolidated Balance Sheets
    September 30, 1996, December 31, 1995 and             5
    September 30, 1995

Consolidated Statements of Cash Flow
    Nine months ended September 30, 1996 and 1995         6

Consolidated Statements of Shareholders' Equity
    Nine months ended September 30, 1996 and 1995         7




The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year 1996.

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

CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months                 Nine Months
                                                         Ended September 30          Ended September 30
(Dollars in thousands except per share data)<F1>        1996          1995           1996          1995
Interest Income
  Interest and fees on loans                       $    675,846  $    632,413   $  1,980,204  $  1,852,985
  Interest and dividends on investment securities
    Taxable interest                                    115,108        99,743        331,496       301,793
    Tax-exempt interest                                  11,148        13,714         35,188        42,708
    Dividends (1)                                         7,927         6,920         24,256        20,991
  Interest on funds sold                                  9,127         6,348         25,006        23,944
  Interest on deposits in other banks                       285           280            846           780
  Other interest                                            917           461          2,400         1,609
      Total interest income                             820,358       759,879      2,399,396     2,244,810
Interest Expense
  Interest on deposits                                  273,788       251,367        811,616       738,975
  Interest on funds purchased                            60,778        58,750        171,195       170,331
  Interest on other short-term borrowings                 9,327        14,818         36,003        40,854
  Interest on long-term debt                             22,076        17,034         58,737        50,378
      Total interest expense                            365,969       341,969      1,077,551     1,000,538
Net Interest Income                                     454,389       417,910      1,321,845     1,244,272
Provision for loan losses                                29,933        29,131         81,155        80,820
Net interest income after provision for loan losses     424,456       388,779      1,240,690     1,163,452

Noninterest Income
  Trust income                                           68,170        64,762        209,320       195,123
  Service charges on deposit accounts                    57,929        54,000        171,745       158,135
  Other charges and fees                                 42,259        33,321        126,727        94,898
  Credit card fees                                       15,720        15,095         49,298        46,968
  Securities gains (losses)                                (500)        1,054         14,593           605
  Other noninterest income                               13,720        14,385         39,365        38,016
      Total noninterest income                          197,298       182,617        611,048       533,745

Noninterest Expense
  Salaries and other compensation                       194,647       170,079        563,767       496,675
  Employee benefits                                      25,999        25,138         81,757        78,420
  Net occupancy expense                                  34,897        33,637        103,034        96,925
  Equipment expense                                      29,526        25,763         85,022        78,728
  Operating supplies                                      8,938         8,006         28,523        23,654
  Marketing and community relations                      19,227        10,272         53,087        37,621
  Postage and delivery                                   10,490         8,811         30,143        27,135
  Other noninterest expense                              65,919        81,374        238,704       231,746
      Total noninterest expense                         389,643       363,080      1,184,037     1,070,904
Income before income taxes                              232,111       208,316        667,701       626,293
Provision for income taxes                               76,523        64,616        209,597       205,681
      Net Income                                   $    155,588  $    143,700   $    458,104  $    420,612

Average common equivalent shares                    222,682,956   226,515,071    224,038,986   227,324,916
Net income per average common share                $       0.70 $        0.63   $       2.04  $       1.83
Dividends declared per common share                        0.20          0.18           0.60          0.54

(1) Includes dividends on common stock of
      The Coca-Cola Company                               6,033         5,309         18,100        15,928

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                     September 30   December 31   September 30
(Dollars in thousands)<F1>                               1996           1995          1995
Assets
  Cash and due from banks                           $   2,460,275 $   2,641,365 $   1,995,426
  Interest-bearing deposits in other banks                 12,700        28,787        12,342
  Trading account                                         164,363        96,613        34,354
  Investment securities (1)                            10,759,252     9,676,934     9,589,466
  Funds sold                                              768,427     1,299,407       388,860

  Loans                                                33,824,308    31,301,389    30,000,794
  Reserve for loan losses                                (724,677)     (698,864)     (692,828)
      Net loans                                        33,099,631    30,602,525    29,307,966

  Premises and equipment                                  753,664       729,731       728,810
  Intangible assets                                       280,264       271,926       257,131
  Customers' acceptance liability                         441,584       234,809       200,027
  Other assets                                            892,532       889,375       842,745
      Total assets                                  $  49,632,692 $  46,471,472 $  43,357,127

Liabilities
  Noninterest-bearing deposits                      $   7,940,714 $   7,821,377 $   6,835,552
  Interest-bearing deposits                            27,033,446    25,361,817    24,480,719
      Total deposits                                   34,974,160    33,183,194    31,316,271
  Funds purchased                                       5,346,619     5,483,751     4,503,980
  Other short-term borrowings                             878,118       894,470       939,325
  Long-term debt                                        1,563,906     1,002,397     1,002,150
  Acceptances outstanding                                 441,584       234,809       200,027
  Other liabilities                                     1,649,592     1,403,270     1,328,531
      Total liabilities                                44,853,979    42,201,891    39,290,284

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued
  Common stock, $1.00 par value; 350,000,000
    shares authorized (2)                                 225,608       243,644       243,644
  Additional paid in capital                              313,584       321,541       322,438
  Retained earnings                                     2,864,131     3,417,801     3,317,985
  Treasury stock and other (3)                           (131,799)     (871,953)     (848,838)
      Realized shareholders' equity                     3,271,524     3,111,033     3,035,229
  Unrealized gains (losses) on investment
    securities, net of taxes                            1,507,189     1,158,548     1,031,614
      Total shareholders' equity                        4,778,713     4,269,581     4,066,843
      Total liabilities and shareholders' equity    $  49,632,692 $  46,471,472 $  43,357,127

(1) Includes unrealized gains (losses) on
      investment securities                         $   2,435,138 $   1,873,141 $   1,667,724
(2) Common shares outstanding                         222,967,776   225,725,779   226,100,925
(3) Treasury shares of common stock                     2,640,281    17,918,505    17,543,359

<F1>See notes to consolidated financial statements.

                                  Page 4

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             Nine Months
                                                          Ended September 30
(In thousands)<F1>                                        1996          1995
Cash flow from operating activities:
 Net income                                         $    458,104  $    420,612
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           95,741       100,359
  Provision for loan losses                               81,155        80,820
  Provision for losses on other real estate                2,974         2,911
  Amortization of compensation element of
   restricted stock                                        7,372         4,185
  Securities (gains) and losses, net                     (14,593)         (605)
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net               (6,372)      (14,287)
  Recognition of unearned loan income                   (151,780)      (85,516)
  Change in period-end balances of:
    Trading account                                      (67,750)       63,756
    Interest receivable                                   (9,939)      (12,128)
    Prepaid expenses                                     (35,531)      (16,526)
    Other assets                                          32,152       (30,908)
    Taxes payable                                        (10,019)       22,124
    Interest payable                                     (31,886)       32,445
    Other accrued expenses                                82,290        64,212
    Net cash provided by operating activities            431,918       631,454

Cash flow from investing activities:
 Proceeds from maturities of investment securities     1,363,706     1,073,480
 Proceeds from sales of investment securities            714,355       298,319
 Purchase of investment securities                    (2,573,527)     (768,281)
 Net (increase) decrease in loans                     (2,349,224)   (1,338,212)
 Capital expenditures                                    (93,233)      (93,641)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                   4,495        92,213
 Net inflow (outflow) from bank acquisitions              (1,207)      (25,493)
 Other                                                   (24,276)       (5,456)
   Net cash provided(used) by investing activities    (2,958,911)     (767,071)

Cash flow from financing activities:
 Net increase (decrease) in deposits                   1,712,587    (1,132,788)
 Net increase (decrease) in funds purchased and
  other short-term borrowings                           (156,391)      298,196
 Proceeds from the issuance of long-term debt            661,888       106,495
 Repayment of long-term debt                            (100,327)      (34,792)
 Proceeds from the exercise of stock options               4,409         4,043
 Payments to acquire treasury stock                     (189,168)     (177,064)
 Dividends paid                                         (134,162)     (123,612)
    Net cash provided by financing activities          1,798,836    (1,059,522)
Net decrease in cash and cash equivalents               (728,157)   (1,195,139)
Cash and cash equivalents at beginning of period       3,969,559     3,591,767
Cash and cash equivalents at end of period          $  3,241,402  $  2,396,628

Supplemental Disclosure
Interest paid                                        $ 1,109,437   $ 1,032,983
Taxes paid                                               220,130       191,506

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                         Unrealized
                                                               Additional                   Treasury    Gains (Losses)
                                                   Common        Paid in   Retained        Stock and    on Securities
(In thousands)<F1>                                  Stock        Capital   Earnings        Other<F2>    Net of Taxes   Total
 Balance, January 1, 1995                     $    130,461  $    438,309  $ 3,020,985   $   (706,499) $    570,075  $ 3,453,331
 Stock dividend                                    113,183      (113,183)
 Balance, January 1, 1995, restated                243,644       325,126    3,020,985       (706,499)      570,075    3,453,331
 Net income                                              -             -      420,612              -             -      420,612
 Cash dividends declared on common
    stock, $0.54 per share                               -             -     (123,612)             -             -     (123,612)
 Proceeds from exercise of stock options                 -        (7,154)           -         11,197             -        4,043
 Acquisition of treasury stock                           -             -            -       (177,064)            -     (177,064)
 Issuance of treasury stock for 401(k)                   -         1,104            -          9,011             -       10,115
 Issuance, net of forfeitures, of treasury
    stock as restricted stock                            -         3,362            -         12,863             -       16,225
 Issuance of treasury stock for acquisition              -             -            -         13,695             -       13,695
 Compensation element of restricted stock                -             -            -        (16,226)            -      (16,226)
 Amortization of compensation element
    of restricted stock                                  -             -            -          4,185             -        4,185
 Change in unrealized gains (losses)
   on securities, net of taxes                           -             -            -                      461,539      461,539
 Balance,  September 30, 1995                 $    243,644  $    322,438  $ 3,317,985   $   (848,838) $  1,031,614  $ 4,066,843

 Balance, January 1, 1996                     $    130,461  $    434,724  $ 3,417,801   $   (871,953) $  1,158,548  $ 4,269,581
 Stock dividend                                    113,183      (113,183
 Balance, January 1, 1996, restated                243,644       321,541    3,417,801       (871,953)    1,158,548    4,269,581
 Net income                                              -             -      458,104              -             -      458,104
 Cash dividends declared on common
    stock, $0.60 per share                               -             -     (134,150)             -             -     (134,150)
 Proceeds from exercise of stock options                 -       (10,536)           -         14,945             -        4,409
 Acquisition of treasury stock                           -             -            -       (189,168)            -     (189,168)
 Issuance of treasury stock for 401(k)                   -         1,605            -          6,683             -        8,288
 Issuance, net of forfeitures, of treasury
    stock as restricted stock                            -           974            -         18,523             -       19,497
 Issuance of treasury stock for acquisition              -             -            -          5,636             -        5,636
 Compensation element of restricted stock                -             -            -        (19,497)            -      (19,497)
 Retirement of treasury stock                      (18,036)            -     (877,624)       895,660             -            -
 Amortization of compensation element
    of restricted stock                                  -             -            -          7,372             -        7,372
 Change in unrealized gains (losses)
   on securities, net of taxes                           -             -            -              -       348,641      348,641
 Balance, September 30, 1996                  $    225,608  $    313,584  $ 2,864,131   $   (131,799) $  1,507,189  $ 4,778,713

<F1>See notes to consolidated financial statements.
<F2>

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

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                                Quarters
                                                                      1996                         1995
                                                           3           2           1           4           3
Summary of Operations
 Interest and dividend income                          $   820.4   $   798.6   $   780.5   $   782.4   $   759.9
 Interest expense                                          366.0       354.3       357.3       350.2       342.0
 Net interest income                                       454.4       444.3       423.2       432.2       417.9
 Provision for loan losses                                  30.0        26.2        25.0        31.3        29.1
 Net interest income after provision for loan losses       424.4       418.1       398.2       400.9       388.8
 Noninterest income                                        197.2       200.1       213.7       179.4       182.6
 Noninterest expense                                       389.6       393.4       401.0       380.6       363.1
 Income before provision for income taxes                  232.0       224.8       210.9       199.7       208.3
 Provision for income taxes                                 76.4        72.7        60.5        54.8        64.6
 Net income                                               $155.6      $152.1   $   150.4   $   144.9   $   143.7

Per common share
 Net income                                            $    0.70   $    0.68   $    0.66   $    0.64   $    0.63
 Dividends declared                                         0.20        0.20        0.20        0.20        0.18
 Book value                                                21.43       20.73       19.60       18.91       17.99
 Common stock market price
  High                                                    41 1/2      38          38 3/8      35 3/8      33 7/8
  Low                                                     34 7/8      33 1/4      32          31 5/8      28 1/2
  Close                                                   41          37          35          34 1/4      33

Selected Average Balances
 Total assets                                          $48,122.6   $47,019.5   $45,641.9   $44,616.4   $43,072.4
 Earning assets                                         42,179.2    41,241.8    40,114.0    39,391.9    38,198.8
 Loans                                                  33,029.6    32,265.2    31,437.9    30,688.7    29,771.1
 Total deposits                                         34,652.8    34,378.8    33,081.9    31,925.4    31,516.6
 Realized shareholders' equity                           3,281.7     3,232.0     3,206.8     3,081.8     3,092.9
 Total shareholders' equity                              4,713.7     4,522.2     4,405.3     4,163.4     4,090.3

 Common equivalent shares (thousands)                    222,683     224,061     225,388     225,574     226,515

Financial Ratios and Other
 ROA<F1>                                                    1.35 %      1.36 %      1.38 %      1.34 %      1.38 %
 ROE<F1>                                                   18.86       18.93       18.87       18.65       18.43
 Net interest margin<F1>                                    4.38        4.43        4.35        4.47        4.47
 Net interest income - taxable-equivalent              $   464.2   $   454.2   $   433.7   $   443.9   $   430.1

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the third quarter of 1996 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                              Quarter Ended
                                            September 30, 1996                June 30, 1996               September 30, 1995
                                       Average     Income/   Yields/   Average     Income/   Yields/   Average    Income/ Yields/
                                      Balances     Expense   Rates    Balances     Expense   Rates    Balances    Expense Rates
Assets
Loans<F1>
  Taxable                              $32,389.3      $666.9  8.19 %   $31,645.9      $649.3  8.25 %   $29,116.9   $622.5  8.48 %
  Tax-exempt<F2>                           640.3        13.4  8.28         619.3        13.0  8.42         654.2     15.3  9.29
    Total loans                         33,029.6       680.3  8.19      32,265.2       662.3  8.26      29,771.1    637.8  8.50
Investment securities:
  Taxable                                7,648.4       123.1  6.41       7,605.0       120.8  6.39       7,081.7    106.8  5.98
  Tax-exempt<F2>                           747.2        16.5  8.76         783.9        17.4  8.91         870.3     20.4  9.30
    Total investment securities          8,395.6       139.6  6.62       8,388.9       138.2  6.63       7,952.0    127.2  6.35
Funds sold                                 670.3         9.1  5.42         515.7         6.9  5.39         422.0      6.3  5.96
Other short-term investments<F2>            83.7         1.2  5.80          72.0         1.1  6.14          53.7      0.8  5.57
    Total earning assets                42,179.2       830.2  7.83      41,241.8       808.5  7.88      38,198.8    772.1  8.02
Reserve for loan losses                   (723.1)                         (715.6)                         (684.2)
Cash and due from banks                  2,167.9                         2,256.2                         2,033.7
Premises and equipment                     750.6                           742.4                           724.3
Other assets                             1,435.6                         1,408.3                         1,186.7
Unrealized gains(losses) on
  investment securities                  2,312.4                         2,086.4                         1,613.1
    Total assets                       $48,122.6                       $47,019.5                       $43,072.4

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,270.4      $ 69.8  2.70 %   $10,488.3      $ 73.4  2.82 %   $ 9,329.7   $ 63.0  2.68 %
  Savings                                5,580.5        49.9  3.56       5,769.2        53.8  3.75       3,552.2     23.0  2.57
  Consumer time                          7,120.1        91.9  5.13       7,231.3        92.5  5.14       8,078.0    111.0  5.45
  Other time<F3>                         4,579.7        62.3  5.40       3,705.0        50.3  5.46       3,792.9     54.4  5.69
    Total interest-bearing deposits     27,550.7       273.9  3.95      27,193.8       270.0  3.99      24,752.8    251.4  4.03
Funds purchased                          4,782.0        60.8  5.06       4,352.3        54.5  5.04       4,148.0     58.8  5.62
Other short-term borrowings                658.7         9.3  5.63         848.4        11.4  5.41         949.6     14.8  6.19
Long-term debt                           1,333.0        22.0  6.59       1,106.6        18.4  6.68         957.1     17.0  7.06
    Total interest-bearing liabiliti    34,324.4       366.0  4.24      33,501.1       354.3  4.25      30,807.5    342.0  4.40
Noninterest-bearing deposits             7,102.1                         7,185.0                         6,763.7
Other liabilities                        1,982.4                         1,811.2                         1,410.9
Realized shareholders' equity            3,281.7                         3,232.0                         3,092.9
Net unrealized gains(losses)
  on investment securities               1,432.0                         1,290.2                           997.4
    Total liabilities and
     shareholders' equity              $48,122.6                       $47,019.5                       $43,072.4

Interest rate spread                                          3.59 %                          3.63 %                       3.62 %

Net Interest Income                                   $464.2                          $454.2                       $430.1

Net Interest Margin                                           4.38 %                          4.43 %                       4.47 %

<F1>  Interest income includes loan fees of $24.1, $24.7, and $22.9 in the quarters ended September 30, and June 30, 1996 and September 30, 1995 and $70.6 and $64.6 in the nine months ended September 30, 1996 and 1995. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2>  Interest income includes the effects of taxable-equivalent adjustments
  (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $9.8, $9.9 and $12.2 in the quarters ended September 30 and June 30, 1996 and September 30, 1995 and $30.2 and $37.9 in the nine months ended September 30, 1996 and 1995.
<F3>  Interest rate swap transactions used to help balance the Company's interest-sensitivity position increased interest expense by $0.4, and $0.5, in the quarters ended September 30 and June 30, 1996 and $1.2 in the nine months ended September 30, 1996 and reduced interest expense by $1.5 in the quarter ended September 30, 1995 and $8.9 in the nine months ended September 30, 1995. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.35% and 4.37%, 5.39% and 4.42%, and 5.84% and 4.45% in the quarters ended September 30 and June 30, 1996 and September 30, 1995 and 5.43% and 4.38%, and 5.79% and 4.47% in
  the nine months ended September 30, 1996 and 1995.

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                             Nine Months Ended
                                           September 30, 1996              September 30, 1995
                                       Average     Income/   Yields/   Average     Income/   Yields/
                                      Balances     Expense   Rates    Balances     Expense   Rates
Assets
Loans<F1>
  Taxable                              $31,616.5    $1,953.7  8.25 %   $28,689.1    $1,822.6  8.49 %
  Tax-exempt<F2>                           630.6        39.8  8.42         690.2        47.0  9.10
    Total loans                         32,247.1     1,993.5  8.26      29,379.3     1,869.6  8.51
Investment securities:
  Taxable                                7,462.1       356.0  6.37       7,214.3       323.2  5.99
  Tax-exempt<F2>                           780.4        51.9  8.88         886.1        63.5  9.58
    Total investment securities          8,242.5       407.9  6.61       8,100.4       386.7  6.38
Funds sold                                 618.5        25.0  5.40         530.7        23.9  6.03
Other short-term investments<F2>            73.9         3.3  5.97          57.2         2.5  5.92
    Total earning assets                41,182.0     2,429.7  7.88      38,067.6     2,282.7  8.02
Reserve for loan losses                   (714.6)                         (669.1)
Cash and due from banks                  2,213.3                         2,078.4
Premises and equipment                     741.9                           721.1
Other assets                             1,397.8                         1,099.9
Unrealized gains(losses) on
  investment securities                  2,112.0                         1,254.4
    Total assets                       $46,932.4                       $42,552.3

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,271.7      $215.8  2.81 %   $ 9,385.0    $  193.4  2.75 %
  Savings                                5,352.6       147.8  3.69       3,669.7        73.2  2.67
  Consumer time                          7,356.2       285.8  5.19       7,830.5       306.9  5.24
  Other time<F3>                         3,949.8       162.3  5.49       4,029.7       165.5  5.49
    Total interest-bearing deposits     26,930.3       811.7  4.03      24,914.9       739.0  3.97
Funds purchased                          4,496.3       171.2  5.09       3,994.1       170.3  5.70
Other short-term borrowings                855.8        36.0  5.62         891.1        40.9  6.13
Long-term debt                           1,168.1        58.7  6.72         943.5        50.4  7.14
    Total interest-bearing liabiliti    33,450.5     1,077.6  4.30      30,743.6     1,000.6  4.35
Noninterest-bearing deposits             7,109.8                         6,854.4
Other liabilities                        1,824.4                         1,136.1
Realized shareholders' equity            3,240.3                         3,042.3
Net unrealized gains(losses)
  on investment securities               1,307.4                           775.9
    Total liabilities and
     shareholders' equity              $46,932.4                       $42,552.3

Interest rate spread                                          3.58 %                          3.67 %

Net Interest Income                                 $1,352.1                        $1,282.1

Net Interest Margin                                           4.39 %                          4.50 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

Net Interest Income/Margins. The Company's net interest margin of 4.38% for the third quarter of 1996 was 9 basis points lower than the third quarter of last year. The rate on earning assets decreased 19 basis points, fueled by a 31 basis point decrease in the yield on loans. At the same time, the rate on interest-bearing liabilities decreased 16 basis points. Interest rate swaps also helped increase last year's net interest margin (see the discussion entitled "Derivatives" on page 17).
  Interest income which the Company was unable to recognize on nonperforming loans in the first nine months of 1996 had a negative impact of 2 basis points on the net interest margin as compared to 3 basis points in the first nine months 1995. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.


Noninterest Income. Noninterest income in the third quarter and the first nine months of 1996, adjusted to exclude the effect of securities gains (losses), increased 8.9% and 11.9% from the comparable periods a year ago. Trust income, the Company's largest source of noninterest income, increased 5.3% and 7.3% over the same periods. Other charges and fees were 18.0% higher in the third quarter of this year compared to the same period last year due to higher volume in our mortgage banking business. Credit card fees also increased 4.1% and 5.0%.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                          Quarters
                                                  1996                      1995
                                        3          2          1          4          3
Trust income                          $ 68.1     $ 70.5     $ 70.7     $ 64.6     $ 64.7
Service charges on deposit accounts     57.9       58.1       55.7       54.5       54.0
Corporate and institutional investment   3.4        3.3        2.8        4.9        2.4
Retail investment income                 6.3        6.2        4.6        3.6        3.3
Other charges and fees                  32.5       35.4       32.2       28.4       27.6
Credit card fees                        15.7       16.6       17.0       15.6       15.1
Securities gains (losses)               (0.5)      (2.2)      17.3       (7.2)       1.0
Trading account profits and commissions  3.5        3.1        2.6        3.3        2.5
Other income                            10.3        9.1       10.8       11.7       12.0
  Total noninterest income            $197.2     $200.1     $213.7     $179.4     $182.6

Noninterest Expense. Noninterest expense increased 7.3% and 10.6% in the third quarter and first nine months of 1996 compared to the same periods last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 13.0% and 12.3% over the aforementioned periods. Other noninterest expense increased substantially in the third quarter of this year as compared to the third quarter of 1995, due to expenditures made in connection with various projects to stimulate business growth and development. The FDIC has advised it will levy a special assessment to recapitalize the Savings Association Insurance Fund (SAIF) as a result of legislation signed into law on September 30, 1996. At September 30, 1996 the Company has $5.6 million accrued in other liabilities for this assessment.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                    Quarters
                                           1996                       1995
                                  3          2          1          4          3
Salaries                        $161.7     $156.0     $151.7     $149.7     $144.8
Other compensation                32.9       32.3       29.1       27.0       25.3
Employee benefits                 26.0       26.4       29.4       27.2       25.1
Net occupancy expense             34.9       34.4       33.7       33.2       33.6
Equipment expense                 29.5       28.0       27.5       26.4       25.7
FDIC premiums                      1.3        1.4        1.2        3.9       (0.6)
Marketing and community relations 19.2       18.7       15.2       12.4       10.3
Postage and delivery              10.5        9.7       10.0        9.3        8.8
Operating supplies                 8.9        9.9        9.7        8.5        8.1
Other real estate expense          0.4       (0.5)       0.8       (3.9)      (1.1)
Communications                     8.3        7.8        7.7        6.6        7.3
Consulting and legal               5.8        6.1        5.1        5.0        5.5
Amortization of intangible assets  6.8        6.5        6.1        6.0        5.4
Other expense                     43.4       56.7       73.8       69.3       64.9
  Total noninterest expense     $389.6     $393.4     $401.0     $380.6     $363.1

Efficiency ratio                  58.9 %     60.1 %     62.0 %     61.1 %     59.3 %


Provision for Loan Losses. The provision for loan losses in the third quarter of 1996 was $30.0 million compared to $29.1 million in 1995. Net loan charge-offs were $56.6 million in the first nine months of this year, representing 0.23% of average loans. The comparable net charge-off amount for 1995 was $37.4 million or 0.17% of average loans. Consumer loan charge-offs increased slightly yet remain low compared to historical standards.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements; (i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $724.7 million at September 30, 1996, which was 2.14% of quarter-end loans and 386.2% of total nonperforming loans. These ratios at December 31, 1995 were 2.23% and 363.6% and at September 30, 1995 were 2.31% and 390.8%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                               Quarters
                                                     1996                         1995
                                          3           2           1           4           3
Reserve for Loan Losses
  Balances - beginning of quarter     $   722.6   $   712.4   $   698.9   $   692.8   $   676.9
  Reserve of purchased banks                                        1.2         3.9         0.7
  Provision for loan losses                30.0        26.2        25.0        31.3        29.1

  Charge-offs:
    Domestic:
      Commercial                          (12.2)       (5.2)       (4.4)      (13.1)       (4.0)
      Real estate:
        Construction                       (0.2)                   (0.1)       (0.1)       (0.1)
        Mortgage, 1-4 family               (2.3)       (1.1)       (1.4)       (1.8)       (2.3)
        Other                              (2.8)       (1.5)       (0.9)       (6.3)       (3.9)
      Lease financing                      (0.2)       (0.4)       (0.3)       (0.3)       (0.2)
      Credit card                         (10.6)       (9.5)       (9.0)       (7.5)       (6.8)
      Other consumer loans                (12.6)      (10.9)      (10.5)      (11.8)      (10.0)
    International
      Total charge-offs                   (40.9)      (28.6)      (26.6)      (40.9)      (27.3)

  Recoveries:
    Domestic:
      Commercial                            4.6         3.1         4.2         3.8         3.2
      Real estate:
        Construction                        0.1         0.1         0.1         0.3         1.9
        Mortgage, 1-4 family                0.3         0.5         0.3         0.4         0.2
        Other                               1.2         2.1         2.7         1.0         1.4
      Lease financing                       0.1         0.2         0.1         0.1         0.2
      Credit card                           1.7         1.7         1.8         1.7         2.0
      Other consumer loans                  5.0         4.9         4.7         4.5         4.3
    International                                                                           0.2
      Total recoveries                     13.0        12.6        13.9        11.8        13.4
      Net charge-offs                     (27.9)      (16.0)      (12.7)      (29.1)      (13.9)

  Balance - end of quarter            $   724.7   $   722.6   $   712.4   $   698.9   $   692.8

Quarter-end loans outstanding:
  Domestic                            $33,567.4   $32,124.4   $31,517.2   $30,966.0   $29,702.6
  International                           256.9       276.8       268.9       335.4       298.2
    Total                             $33,824.3   $32,401.2   $31,786.1   $31,301.4   $30,000.8

Ratio of reserve to quarter-end loans      2.14 %      2.23 %      2.24 %      2.23 %      2.31 %
Average loans                         $33,029.6   $32,265.2   $31,437.9   $30,688.7   $29,771.1
Ratio of net charge-offs (annualized)
  to average loans                         0.34 %      0.20 %      0.16 %      0.38 %      0.18 %


TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                                      1996                         1995
                                       September 30 June 30     March 31   December 31 September 30
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                           $   29.1    $   34.6    $   36.0    $   28.3    $   27.6
   Real Estate:
    Construction                            14.9         3.7         4.7         4.9         6.9
    Mortgage, 1-4 family                    49.7        49.5        50.6        45.7        44.2
    Other                                   80.1        93.2        86.9        99.3        84.0
   Lease financing                           0.2         0.1         0.2         0.1
   Consumer loans                           10.9        10.9         9.3        11.0        11.6
    Total nonaccrual loans                 184.9       192.0       187.7       189.3       174.3
 Restructured loans                          2.7         2.8         2.9         2.9         3.0
    Total nonperforming loans              187.6       194.8       190.6       192.2       177.3
 Other real estate owned                    51.9        53.5        58.8        58.8        66.2
    Total Nonperforming Assets          $  239.5    $  248.3    $  249.4    $  251.0    $  243.5

Ratios:
 Nonperforming loans to total loans         0.55 %      0.60 %      0.60 %      0.61 %      0.59 %
 Nonperforming assets to total loans
  plus other real estate owned              0.71        0.77        0.78        0.80        0.81
 Reserve to nonperforming loans           386.23      371.01      373.78      363.60      390.78

Accruing Loans Past Due 90 Days or More     28.0        29.9        26.0        24.3        26.0


     Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $11.5 million since December 31, 1995 and $4.0 million since September 30, 1995. Since December 31, 1995, nonperforming assets decreased $9.0 million in Florida banks, $9.7 million in Georgia banks, $0.1 million at Suntrust Mortgage, and increased $7.3 million in Tennessee banks. Included in nonperforming loans at September 30, 1996 are loans aggregating $29.9 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all material potential problem loans are included in Table 6.
  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first nine months of 1996, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at September 30, 1996, if all such loans had been accruing interest at the original contractual rate, was $13.4 million. Interest income recognized in the nine months ended September 30, 1996 on all such nonperforming loans at September 30, 1996, was $6.1 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                                                1996                          1995
                               September 30   June 30     March 31    December 31  September 30
Commercial:
  Domestic                      $10,985.2    $10,405.4    $10,449.4    $10,222.5    $ 9,374.4
  International                     247.7        269.4        270.5        337.5        299.6
Real estate:
  Construction                    1,330.2      1,246.4      1,239.3      1,216.6      1,176.6
  Mortgage, 1-4 family           11,018.1     10,524.1     10,087.9      9,732.8      9,431.4
  Other                           4,547.6      4,540.3      4,526.9      4,477.7      4,567.4
Lease financing                     598.3        569.4        565.2        561.2        507.6
Credit card                         857.2        770.6        732.0        774.0        713.9
Other consumer loans              4,240.0      4,075.6      3,914.9      3,979.1      3,929.9
  Loans                         $33,824.3    $32,401.2    $31,786.1    $31,301.4    $30,000.8


Loans. During the third quarter and first nine months of 1996, average loans increased 10.9% and 9.8% over the same periods a year ago, however, loan growth slowed during the third quarter. Since December 31, 1995, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratios were 95.3% and 94.7% in the third quarter and first nine months of 1996 compared with 94.5% and 92.5% in the same periods of 1995.
  At September 30, 1996, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, totaled $301.2 million, a decrease of 24.1% from $396.8 million at December 31, 1995.

Income Taxes. The provision for income taxes was $76.4 and $209.6 million in the third quarter and first nine months of 1996 compared to $64.6 and $205.6 million in the same periods last year.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 6.35% in the third quarter of 1995 to 6.62% in the third quarter of this year. The portfolio size has increased by $511 million since the beginning of the year to $8.16 billion at the end of the quarter. The average life of the portfolio was approximately 2.6 years and its duration, the average time to the receipt of the present value of the portfolio's expected cash flow, was
2.1 years at September 30, 1996. At September 30, 1996, approximately 32.7% of the portfolio consisted of U.S. Treasury securities, 11.2% U.S. government agency securities, 46.7% mortgage-backed securities, 9.0% municipal securities, and 0.4% in other securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At September 30, 1996, the carrying value of the securities portfolio was $2.4 billion over its amortized cost, including a $2.5 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed, which occurred in 1995 and 1996 when loan demand exceeded deposit growth. Liquidity is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
     Average total deposits for the third quarter and first nine months of 1996 increased 10.0% and 7.15% over the same periods a year ago. Interest-bearing deposits represented 79.5% and 79.1% of average deposits for the third quarter and first nine months of 1996, compared to 78.5% and 78.4% for the same periods in 1995. In the third quarter of 1996, average net purchased funds (average funds purchased less average funds sold) increased $0.4 billion over the same period in 1995. Net purchased funds were 9.8% and 9.4% of average earning assets for the third quarter and first nine months of 1996 as compared to 9.8% and 9.1% in the same periods a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of September 30, 1996 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                                     Average     Average     Average
(Dollars in millions)        Notional      Fair      Maturity      Rate        Rate
At September 30, 1996         Value       Value     In Months      Paid      Received
Gain position:
  Receive fixed              $  458.0      $  4.9       118.1        5.62 %      7.18 %
  Pay fixed                     176.2         6.7        84.8        6.28        5.41
  Total gain position           634.2        11.6
Loss position:
  Receive fixed               1,478.9       (15.1)       20.5        0.30        5.47
  Pay fixed                     106.8        (2.1)       21.6        6.60        5.68
  Total loss position         1,585.7       (17.2)
    Total                    $2,219.9      $ (5.6)

     The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. During the nine months ended September 30, 1996, hedge swaps decreased net interest income by $1.2, compared with a $8.9 benefit in the corresponding 1995 period.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                                 1996                            1995
                                                September 30   June 30     March 31    December 31  September 30
Tier 1 capital:
  Realized shareholders' equity                  $ 3,271.5    $ 3,193.7    $ 3,165.6    $ 3,111.0    $ 3,035.2
  Intangible assets other than servicing rights     (249.0)      (251.3)      (255.7)      (252.3)      (239.5)
    Total Tier 1 capital                           3,022.5      2,942.4      2,909.9      2,858.7      2,795.7
Tier 2 capital:
  Allowable reserve for loan losses                  487.8        470.8        461.8        462.2        437.6
  Allowable long-term debt                           877.9        557.2        554.2        246.8        247.6
    Total Tier 2 capital                           1,365.7      1,028.0      1,016.0        709.0        685.2
    Total capital                                $ 4,388.2    $ 3,970.4    $ 3,925.9    $ 3,567.7    $ 3,480.9

Risk-weighted assets                             $38,788.8    $37,413.6    $36,694.7    $36,742.0    $34,756.2
Risk-based ratios:
  Tier 1 capital                                      7.78 %       7.86 %       7.92 %       7.78 %       8.04 %
  Total capital                                      11.30        10.60        10.69         9.71        10.01
Tier 1 leverage ratio                                 6.63         6.58         6.69         6.70         6.78
Total shareholders' equity to assets                  9.63         9.64         9.48         9.19         9.38


Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At September 30, 1996, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.78%, 11.30% and 6.63%, respectively.
     In 1995, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of SunTrust common stock. At September 30, 1996, the Company has a remaining 11,555,918 shares that may be purchased under this authorization.
                                  Page 18

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At September 30, 1996, the servicing portfolio was $13.6 billion, which includes $8.4 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Securities engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Capital Markets, Inc. serves as the investment banking arm of SunTrust. It's business activities include public finance, corporate finance and the sale of investment securities to corporations, institutions and government entities. Personal Express Loans, Inc. operates as a consumer finance company. STI Credit Corporation operates as a leasing subsidiary, primarily for commercial customers. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.


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

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                            SunTrust Banks         SunTrust Banks         SunTrust Banks
                                           of Florida, Inc.       of Georgia, Inc.       of Tennessee, Inc.
                                            1996       1995        1996       1995        1996       1995
Summary of Operations<F1>
 Net interest income (FTE)                 $ 705.5    $ 694.0     $ 446.2    $ 427.3     $ 205.1    $ 207.9
 Provision for loan losses                    32.0       49.2        18.5       22.2         6.7        9.1
 Trust income                                106.5      104.1        75.9       66.7        26.6       24.4
 Other noninterest income                    199.4      171.2       129.2      110.3        57.3       48.7
 Personnel expense                           241.3      221.3       151.2      135.6        76.7       71.2
 Other noninterest expense                   334.0      344.4       188.4      190.7        85.4       93.8
 Net income                                  247.5      220.3       189.0      165.2        73.8       65.1

Selected Average Balances<F2>
 Total assets                               22,845     21,131      17,189     14,714       6,809      6,521
 Earning assets                             21,370     19,847      13,721     12,332       6,528      6,217
 Loans                                      16,159     15,246      10,968      9,573       4,899      4,518
 Total deposits                             18,280     16,978      10,317      9,729       5,495      5,120
 Realized shareholders' equity               1,971      1,851       1,344      1,193         563        542

At September 30
 Total assets                               23,307     21,500      19,252     15,181       7,133      6,590
 Earning assets                             21,688     20,162      15,143     12,410       6,793      6,254
 Loans                                      16,737     15,525      11,731      9,739       5,185      4,663
 Reserve for loan losses                       380        372         197        200         116        120
 Total deposits                             18,104     17,079      11,420      9,108       5,578      5,143
 Realized shareholders' equity               2,037      1,943       1,405      1,241         585        554
 Total shareholders' equity                  2,024      1,937       2,918      2,267         582        556

Credit Quality
 Net loan charge-offs<F1>                     14.2       22.3        13.1       10.1         5.2        4.6
 Nonperforming loans<F2>                     117.5      113.5        48.7       51.6        21.2       11.9
 Other real estate owned<F2>                  31.2       36.3         5.6       10.3        15.1       19.6

Ratios
 ROA<F3>                                      1.45 %     1.39 %      1.67 %     1.65 %      1.45 %     1.33 %
 ROE<F3>                                     16.77      15.91       18.78      18.51       17.51      16.07
 Net interest margin<F3>                      4.41       4.68        4.34       4.63        4.20       4.47
 Efficiency ratio<F3>                        56.88      58.36       52.13      54.00       56.14      58.71
 Total shareholders' equity/assets<F2>        8.68       9.01       15.16      14.93        8.17       8.43
 Net loan charge-offs to average loans<F3>    0.12       0.20        0.16       0.14        0.15       0.14
 Nonperforming loans to total loans<F2>       0.72       0.73        0.42       0.53        0.42       0.26
 Nonperforming assets to total loans plus
  other real estate owned<F2>                 0.91       0.96        0.47       0.63        0.71       0.67
 Reserve to loans<F2>                         2.33       2.40        1.71       2.05        2.29       2.57
 Reserve to nonperforming loans<F2>          323.6      327.7       405.2      387.8       548.5    1,007.0

<F1>For the nine month period ended September 30.
<F2>At September 30.
<F3>Annualized for the first nine months.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                                             Exhibit No.      Page
No.

Statement re: Computation of Per Share Earnings  11        22


(b) SunTrust did not file any reports on Form 8-K during the third quarter of 1996.






                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of November, 1996.

                            SunTrust Banks, Inc.
                                (Registrant)


                             /s/ W.P. O'Halloran
                            William P. O'Halloran
                    Senior Vice President and Controller
                         (Chief Accounting Officer)