Form 10-Q
period 1997-03-31
SUNTRUST BANKS INC
filed 1997-05-12
CIK 750556

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the Quarterly Period Ended March 31, 1997
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

                          Yes  __X__      No _____

At April 30, 1997, 213,840,110 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                 Page No.

Consolidated Statements of Income
    Three months ended March 31, 1997 and 1996            4

Consolidated Balance Sheets
    March 31, 1997, December 31, 1996 and March           5
    31, 1996

Consolidated Statements of Cash Flow
    Three months ended March 31, 1997 and 1996            6

Consolidated Statements of Shareholders' Equity
    Three months ended March 31, 1997 and 1996            7




The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year 1997.

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

CONSOLIDATED STATEMENTS OF INCOME
                                                        Three Months
                                                        Ended March 31
(Dollars in thousands except per share data)<F1>       1997          1996
Interest Income
  Interest and fees on loans                      $    716,152  $    646,405
  Interest and dividends on investment securities
    Taxable interest                                   110,690       103,854
    Tax-exempt interest                                 10,650        12,237
    Dividends (1)                                        9,205         8,089
  Interest on funds sold                                14,048         8,970
  Interest on deposits in other banks                      274           261
  Other interest                                         2,064           706
      Total interest income                            863,083       780,522
Interest Expense
  Interest on deposits                                 276,964       267,880
  Interest on funds purchased                           77,707        55,884
  Interest on other short-term borrowings               18,438        15,264
  Interest on long-term debt                            27,498        18,296
      Total interest expense                           400,607       357,324
Net Interest Income                                    462,476       423,198
Provision for loan losses                               26,190        25,028
Net interest income after provision for loan losses    436,286       398,170

Noninterest Income
  Trust income                                          78,370        70,672
  Service charges on deposit accounts                   59,742        55,705
  Other charges and fees                                51,139        39,546
  Credit card fees                                      18,805        17,017
  Securities gains (losses)                              1,391        17,262
  Other noninterest income                              16,355        13,474
      Total noninterest income                         225,802       213,676

Noninterest Expense
  Salaries and other compensation                      202,408       180,830
  Employee benefits                                     32,382        29,424
  Net occupancy expense                                 32,530        33,683
  Equipment expense                                     30,147        27,516
  FDIC premiums                                          9,601         9,743
  Marketing and community relations                     16,802        15,245
  Postage and delivery                                  11,338        10,019
  Other noninterest expense                             78,796        94,555
      Total noninterest expense                        414,004       401,015
Income before income taxes                             248,084       210,831
Provision for income taxes                              87,028        60,412
      Net Income                                  $    161,056  $    150,419

Average common equivalent shares                   218,226,968   225,388,229
Net income per average common share               $       0.74  $       0.66
Dividends declared per common share                      0.225          0.20

(1) Includes dividends on common stock of
      The Coca-Cola Company                              6,757         6,033

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                   March 31   December 31    March 31
(Dollars in thousands)                               1997         1996         1996
Assets
  Cash and due from banks                        $  2,755,113 $  3,037,309 $  2,362,603
  Interest-bearing deposits in other banks             58,522       13,461       22,487
  Trading account                                     346,819       80,377       78,305
  Investment securities <F1>                       10,747,319   10,551,166   10,239,617
  Funds sold                                        1,310,143    1,721,845      529,295

  Loans                                            36,428,048   35,404,171   31,786,084
  Reserve for loan losses                            (734,501)    (725,849)    (712,447)
      Net loans                                    35,693,547   34,678,322   31,073,637

  Premises and equipment                              944,314      768,266      735,183
  Intangible assets                                   277,216      277,736      280,011
  Customers' acceptance liability                     488,917      507,554      371,027
  Other assets                                      1,111,369      832,213      893,234
      Total assets                               $ 53,733,279 $ 52,468,249 $ 46,585,399

Liabilities
  Noninterest-bearing deposits                   $  8,176,616 $  8,900,260 $  7,362,086
  Interest-bearing deposits                        28,484,693   27,990,129   27,115,258
      Total deposits                               36,661,309   36,890,389   34,477,344
  Funds purchased                                   6,285,390    6,047,692    3,897,189
  Other short-term borrowings                       1,765,397      867,961      823,922
  Long-term debt                                    1,721,319    1,565,341    1,103,852
  Acceptances outstanding                             488,917      507,554      371,027
  Other liabilities                                 1,995,097    1,709,332    1,496,832
      Total liabilities                            48,917,429   47,588,269   42,170,166

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued                                 -            -            -
  Common stock, $1.00 par value; 350,000,000
    shares authorized <F2>                            225,608      225,608      243,644
  Additional paid in capital                          302,749      310,612      321,399
  Retained earnings                                 3,085,532    2,972,900    3,523,040
  Treasury stock and other <F3>                      (465,914)    (230,918)    (922,469)
      Realized shareholders' equity                 3,147,975    3,278,202    3,165,614
  Unrealized gains (losses) on investment
    securities, net of taxes                        1,667,875    1,601,778    1,249,619
      Total shareholders' equity                    4,815,850    4,879,980    4,415,233
      Total liabilities and shareholders'equity  $ 53,733,279 $ 52,468,249 $ 46,585,399

<F1> Includes unrealized gains (losses) on
      investment securities                      $  2,695,129 $  2,588,907 $  2,019,446
<F2> Common shares outstanding                    215,889,057  220,469,001  225,256,829
<F3> Treasury shares of common stock                9,719,000    5,139,056   18,387,455

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                            Three Months
                                                           Ended March 31
(In thousands)<F1>                                         1997          1996
Cash flow from operating activities:
 Net income                                          $   161,056   $   150,419
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           36,878        31,138
  Provision for loan losses                               26,190        25,028
  Provision for losses on other real estate                  536         1,033
  Amortization of compensation element of
   restricted stock                                        2,330         2,111
  Securities (gains) and losses, net                      (1,391)      (17,262)
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net               (5,856)       (5,112)
  Recognition of unearned loan income                    (58,310)      (46,515)
  Change in period-end balances of:
    Trading account                                     (266,442)       18,308
    Interest receivable                                   (3,743)        2,741
    Prepaid expenses                                     (22,647)      (21,766)
    Other assets                                        (254,489)       14,181
    Taxes payable                                         79,310        45,833
    Interest payable                                      (9,377)      (29,384)
    Other accrued expenses                               182,456        27,197
    Net cash provided by operating activities           (133,499)      197,950

Cash flow from investing activities:
 Proceeds from maturities of investment securities       326,174       519,494
 Proceeds from sales of investment securities            320,484        54,224
 Purchase of investment securities                      (734,382)     (962,424)
 Net (increase) decrease in loans                       (979,802)     (379,638)
 Capital expenditures                                   (204,434)      (26,256)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                   2,369         1,128
 Net inflow (outflow) from bank acquisitions                            (1,207)
 Other                                                    (7,503)       (5,921)
   Net cash provided(used) by investing activities    (1,277,094)     (800,600)

Cash flow from financing activities:
 Net increase (decrease) in deposits                    (229,080)    1,215,771
 Net increase (decrease) in funds purchased and
  other short-term borrowings                          1,135,134    (1,660,017)
 Proceeds from the issuance of long-term debt            240,798       200,355
 Repayment of long-term debt                             (84,820)      (98,872)
 Proceeds from the exercise of stock options               2,722         1,989
 Payments to acquire treasury stock                     (254,574)      (66,599)
 Dividends paid                                          (48,424)      (45,151)
    Net cash provided by financing activities            761,756      (452,524)
Net decrease in cash and cash equivalents               (648,837)   (1,055,174)
Cash and cash equivalents at beginning of period       4,772,615     3,969,559
Cash and cash equivalents at end of period           $ 4,123,778   $ 2,914,385

Supplemental Disclosure
Interest paid                                        $   391,230   $   327,940
Taxes paid                                                 7,286        15,709

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                  Unrealized
                                                         Additional                  Treasury    Gains (Losses)
                                             Common       Paid in       Retained     Stock and   on Securities
(In thousands)<F1>                           Stock        Capital       Earnings     Other<F2>   Net of Taxes     Total
Balance, January 1, 1996                   $ 130,461    $  434,724  $ 3,417,801    $ (871,953)  $ 1,158,548   $ 4,269,581
Stock dividend                               113,183      (113,183)           -             -             -             -
Balance, January 1, 1996,  adjusted          243,644       321,541    3,417,801      (871,953     1,158,548     4,269,581
Net income                                         -             -      150,419             -             -       150,419
Cash dividends declared on common
   stock, $0.20 per share                          -             -      (45,180)            -             -       (45,180)
Proceeds from exercise of stock options            -        (5,459)           -         7,448             -         1,989
Acquisition of treasury stock                      -             -            -       (66,599)            -       (66,599)
Issuance of treasury stock for 401(k)              -         1,794            -         4,411             -         6,205
Issuance, net of forfeitures, of treasury
   stock as restricted stock                       -         3,523            -         6,338             -         9,861
Issuance of treasury stock for acquisition         -             -            -         5,636             -         5,636
Compensation element of restricted stock           -             -            -        (9,861)            -        (9,861)
Amortization of compensation element
   of restricted stock                             -             -            -         2,111             -         2,111
Change in unrealized gains (losses)
  on securities, net of taxes                      -             -            -             -        91,071        91,071
Balance, March 31, 1996                    $ 243,644    $  321,399  $ 3,523,040    $ (922,469)  $ 1,249,619   $ 4,415,233

Balance, January 1, 1997                   $ 225,608    $  310,612  $ 2,972,900    $ (230,918)  $ 1,601,778   $ 4,879,980
Net income                                         -             -      161,056             -             -       161,056
Cash dividends declared on common
   stock, $0.225 per share                         -             -      (48,424)            -             -       (48,424)
Proceeds from exercise of stock options            -        (8,973)           -        11,695             -         2,722
Acquisition of treasury stock                      -             -            -      (254,574)            -      (254,574)
Issuance of treasury stock for 401(k)              -         1,110            -         5,553             -         6,663
Issuance, net of forfeitures, of treasury
   stock as restricted stock                       -             -            -        (1,017)            -        (1,017)
Issuance of treasury stock for acquisition         -             -            -             -             -             -
Compensation element of restricted stock           -             -            -         1,017             -         1,017
Amortization of compensation element
   of restricted stock                             -             -            -         2,330             -         2,330
Change in unrealized gains (losses)
  on securities, net of taxes                      -             -            -             -        66,097        66,097
Balance, March 31, 1997                    $ 225,608    $  302,749  $ 3,085,532    $ (465,914)  $ 1,667,875   $ 4,815,850

<F1>See notes to consolidated financial statements.
<F2>* Balance at March 31, 1997 includes $419,796 for Treasury Stock and $46,118 for Deferred Compensation.

                 Notes to Consolidated Financial Statements

Note 1 - Accounting Policies
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the Company's annual financial statements and related notes for the year ended December 31, 1996.

Note 2 - Stock Dividend
On May 21, 1996, the Company paid a stock dividend of one share of SunTrust common stock for each outstanding share of SunTrust common stock to shareholders of record on May 1, 1996. The consolidated financial statements for prior periods have been restated for the effect of this stock dividend.

Note 3 - Recent Accounting Developments
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 were not materially different from the primary and fully-diluted earnings per share presented for the periods ended March 31, 1997 and 1996.

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                       Quarters
                                                        1997       1996
                                                         1          4          3          2          1
Summary of Operations
 Interest and dividend income                       $   863.1  $   846.5  $   820.4  $   798.6  $   780.5
 Interest expense                                       400.6      384.2      366.0      354.3      357.3
 Net interest income                                    462.5      462.3      454.4      444.3      423.2
 Provision for loan losses                               26.2       34.7       30.0       26.2       25.0
 Net interest income after provision for loan losses    436.3      427.6      424.4      418.1      398.2
 Noninterest income                                     225.8      207.0      197.2      200.1      213.7
 Noninterest expense                                    414.0      399.1      389.6      393.4      401.0
 Income before provision for income taxes               248.1      235.5      232.0      224.8      210.9
 Provision for income taxes                              87.0       77.0       76.4       72.7       60.5
 Net income                                         $   161.1  $   158.5  $   155.6  $   152.1  $   150.4

Per common share
 Net income                                         $    0.74  $    0.72  $    0.70  $    0.68  $    0.66
 Dividends declared                                      0.23       0.23       0.20       0.20       0.20
 Book value                                             22.31      22.13      21.43      20.73      19.60
 Common stock market price
  High                                                  54.75      52.50      41.50      38.00      38.38
  Low                                                   46.13      40.88      34.88      33.25      32.00
  Close                                                 46.38      49.25      41.00      37.00      35.00

Selected Average Balances
 Total assets                                       $51,906.5  $50,061.1  $48,122.6  $47,019.5  $45,641.9
 Earning assets                                      45,054.0   43,763.9   42,179.2   41,241.8   40,114.0
 Loans                                               35,894.2   34,416.9   33,029.6   32,265.2   31,437.9
 Total deposits                                      35,519.5   34,840.7   34,652.8   34,378.8   33,081.9
 Realized shareholders' equity                        3,229.2    3,334.0    3,281.7    3,232.0    3,206.8
 Total shareholders' equity                           4,966.6    4,841.3    4,713.7    4,522.2    4,405.3

 Common equivalent shares (thousands)                 218,227    221,840    222,683    224,061    225,388

Financial Ratios and Other
 ROA<F1>                                                 1.33 %     1.32 %     1.35 %     1.36 %     1.38 %
 ROE<F1>                                                20.23      18.91      18.86      18.93      18.87
 Net interest margin<F1>                                 4.25       4.29       4.38       4.43       4.35
 Net interest income - taxable-equivalent           $   472.0  $   472.2  $   464.2  $   454.2  $   433.7

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the first quarter of 1997 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                        Quarter Ended
                                            March 31, 1997            December 31, 1996          September 30, 1996
                                         Average  Income/ Yields/  Average  Income/ Yields/   Average   Income/ Yields/
                                        Balances  Expense Rates   Balances  Expense  Rates    Balances  Expense  Rates
Assets
Loans<F1>
  Taxable                              $35,193.9  $707.2  8.15 %  $33,669.4  $688.4  8.13 %  $32,389.3  $666.9  8.19 %
  Tax-exempt<F2>                           700.3    13.4  7.77        747.5    14.5  7.75        640.3    13.4  8.28
    Total loans                         35,894.2   720.6  8.14     34,416.9   702.9  8.13     33,029.6   680.3  8.19
Investment securities:
  Taxable                                7,275.6   119.9  6.68      7,330.4   120.1  6.52      7,648.4   123.1  6.41
  Tax-exempt<F2>                           731.1    15.7  8.70        733.8    16.0  8.69        747.2    16.5  8.76
    Total investment securities          8,006.7   135.6  6.87      8,064.2   136.1  6.71      8,395.6   139.6  6.62
Funds sold                                 969.4    14.0  5.88      1,177.5    15.9  5.36        670.3     9.1  5.42
Other short-term investments<F2>           183.7     2.4  5.24        105.3     1.5  5.57         83.7     1.2  5.80
    Total earning assets                45,054.0   872.6  7.85     43,763.9   856.4  7.78     42,179.2   830.2  7.83
Reserve for loan losses                   (728.1)                    (724.8)                    (723.1)
Cash and due from banks                  2,259.8                    2,320.1                    2,167.9
Premises and equipment                     885.4                      759.4                      750.6
Other assets                             1,629.2                    1,506.4                    1,435.6
Unrealized gains(losses) on
  investment securities                  2,806.2                    2,436.1                    2,312.4
    Total assets                       $51,906.5                  $50,061.1                  $48,122.6

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,489.4  $ 71.0  2.75 %  $10,369.1  $ 70.4  2.70 %  $10,270.4  $ 69.8  2.70 %
  Savings                                5,403.2    47.8  3.59      5,437.8    48.9  3.57      5,580.5    49.9  3.56
  Consumer time                          7,050.2    89.5  5.15      7,062.1    91.3  5.15      7,120.1    91.9  5.13
  Other time<F3>                         5,142.7    68.7  5.41      4,487.4    60.7  5.39      4,579.7    62.3  5.40
    Total interest-bearing deposits     28,085.5   277.0  4.00     27,356.4   271.3  3.95     27,550.7   273.9  3.95
Funds purchased                          6,108.1    77.7  5.16      5,788.3    74.3  5.11      4,782.0    60.8  5.06
Other short-term borrowings              1,358.9    18.4  5.50        874.8    12.3  5.58        658.7     9.3  5.63
Long-term debt                           1,659.0    27.5  6.72      1,568.4    26.3  6.67      1,333.0    22.0  6.59
    Total interest-bearing liabilities  37,211.5   400.6  4.37     35,587.9   384.2  4.30     34,324.4   366.0  4.24
Noninterest-bearing deposits             7,434.0                    7,484.3                    7,102.1
Other liabilities                        2,294.4                    2,147.6                    1,982.4
Realized shareholders' equity            3,229.2                    3,334.0                    3,281.7
Net unrealized gains(losses)
  on investment securities               1,737.4                    1,507.3                    1,432.0
    Total liabilities and
     shareholders' equity              $51,906.5                  $50,061.1                  $48,122.6

Interest rate spread                                      3.48 %                     3.48 %                     3.59 %

Net Interest Income                               $472.0                     $472.2                     $464.2

Net Interest Margin                                       4.25 %                     4.29 %                     4.38 %

<F1>  Interest income includes loan fees of $23.2, $24.7, $24.1, $24.7 and
  $21.8 in the quarters ended March 31, 1997, and December 31, September 30, June 30, and March 31, 1996. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2>  Interest income includes the effects of taxable-equivalent adjustments
  (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $9.5, $9.9, $9.8, $9.9 and $10.5 in the quarters ended March 31, 1997, and December 31, September 30, June 30, and March 31, 1996.
<F3>  Interest rate swap transactions used to help balance the Company's interest-sensitivity position increased interest expense by $0.4 in the quarter ended March 31, 1997, and $0.1, $0.4, $0.5 and $0.3 in the quarters ended December 31, September 30, June 30, and March 31, 1996. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.38% and 4.25%, 5.40% and 4.28%, 5.35% and 4.37%,
  5.39% and 4.42%, and 5.58% and 4.34%, respectively.

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)

                                             June 30, 1996            March 31, 1996
                                         Average  Income/ Yields/ Average   Income/ Yields/
                                        Balances  Expense Rates   Balances  Expense  Rates
Assets
Loans<F1>
  Taxable                              $31,645.9  $649.3  8.25 %  $30,805.7  $637.4  8.32 %
  Tax-exempt<F2>                           619.3    13.0  8.42        632.2    13.5  8.57
    Total loans                         32,265.2   662.3  8.26     31,437.9   650.9  8.33
Investment securities:
  Taxable                                7,605.0   120.8  6.39      7,131.0   112.1  6.32
  Tax-exempt<F2>                           783.9    17.4  8.91        810.4    18.0  8.95
    Total investment securities          8,388.9   138.2  6.63      7,941.4   130.1  6.59
Funds sold                                 515.7     6.9  5.39        668.7     9.0  5.40
Other short-term investments<F2>            72.0     1.1  6.14         66.0     1.0  6.00
    Total earning assets                41,241.8   808.5  7.88     40,114.0   791.0  7.93
Reserve for loan losses                   (715.6)                    (704.9)
Cash and due from banks                  2,256.2                    2,216.2
Premises and equipment                     742.4                      732.6
Other assets                             1,408.3                    1,349.0
Unrealized gains(losses) on
  investment securities                  2,086.4                    1,935.0
    Total assets                       $47,019.5                  $45,641.9

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,488.3  $ 73.4  2.82 %  $10,056.4  $ 72.6  2.90 %
  Savings                                5,769.2    53.8  3.75      4,705.7    44.1  3.77
  Consumer time                          7,231.3    92.5  5.14      7,719.8   101.4  5.28
  Other time<F3>                         3,705.0    50.3  5.46      3,557.7    49.8  5.63
    Total interest-bearing deposits     27,193.8   270.0  3.99     26,039.6   267.9  4.14
Funds purchased                          4,352.3    54.5  5.04      4,351.5    55.9  5.17
Other short-term borrowings                848.4    11.4  5.41      1,062.4    15.2  5.78
Long-term debt                           1,106.6    18.4  6.68      1,063.0    18.3  6.92
    Total interest-bearing liabilities  33,501.1   354.3  4.25     32,516.5   357.3  4.42
Noninterest-bearing deposits             7,185.0                    7,042.3
Other liabilities                        1,811.2                    1,677.8
Realized shareholders' equity            3,232.0                    3,206.8
Net unrealized gains(losses)
  on investment securities               1,290.2                    1,198.5
    Total liabilities and
     shareholders' equity              $47,019.5                  $45,641.9

Interest rate spread                                      3.63 %                     3.51 %

Net Interest Income                               $454.2                     $433.7

Net Interest Margin                                       4.43 %                     4.35 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

Net Interest Income/Margins. The Company's net interest margin of 4.25% for the first quarter of 1997 was 10 and 4 basis points lower than the first quarter and fourth quarter of last year, respectively. Interest rate swaps helped increase last year's net interest margin (see the discussion entitled "Derivitaves" on page 17).
  Interest income which the Company was unable to recognize on nonperforming loans had a negative impact of 3 basis points on the net interest margin in the first three months of both 1997 and 1996. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.


Noninterest Income. Noninterest income in the first three months of 1997, adjusted to exclude the effect of securities gains (losses), increased 14.3% from the comparable period a year ago. Trust income, the Company's largest source of noninterest income, increased 10.9% over the same period. Other charges and fees were 23.3% higher in the first quarter of this year compared to the same period last year. Mortgage fees increased 5.8% over the same period due to higher volume in our mortgage banking business. Credit card fees also increased 10.5%.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                    Quarters
                                              1997                 1996
                                               1        4        3        2        1
Trust income                                $ 78.4   $ 69.0   $ 68.1   $ 70.5   $ 70.7
Service charges on deposit accounts           59.7     60.7     57.9     58.1     55.7
Corporate and institutional investment income  5.0      4.8      3.4      3.3      2.8
Retail investment income                       8.0      5.1      6.3      6.2      4.6
Credit card fees                              18.8     17.0     15.7     16.6     17.0
Mortgage fees                                  9.2      8.8      8.7      9.8      8.7
Other charges and fees                        29.0     25.9     23.8     25.6     23.5
Securities gains (losses)                      1.4     (0.4)    (0.5)    (2.2)    17.3
Trading account profits and commissions        4.0      4.1      3.5      3.1      2.6
Other income                                  12.3     12.0     10.3      9.1     10.8
  Total noninterest income                  $225.8   $207.0   $197.2   $200.1   $213.7

Noninterest Expense. Noninterest expense increased 3.2% in the first quarter of 1997 compared to the same period last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 11.7% over the aforementioned period. The increase in other noninterest expense is due to expenditures made in connection with various projects to stimulate business growth and development.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                               Quarters
                                   1997                  1996
                                     1        4        3        2        1
Salaries                          $167.0   $165.6   $161.7   $156.0   $151.7
Other compensation                  35.4     34.2     32.9     32.3     29.1
Employee benefits                   32.4     28.8     26.0     26.4     29.4
Net occupancy expense               32.5     35.2     34.9     34.4     33.7
Equipment expense                   30.1     30.4     29.5     28.0     27.5
FDIC premiums                        1.8      1.4     14.1      1.4      1.2
Marketing and community relations   16.8     23.3     19.2     18.7     15.2
Postage and delivery                11.3     10.3     10.5      9.7     10.0
Operating supplies                   9.6      9.4      8.9      9.9      9.7
Other real estate expense           (1.2)    (1.1)     0.4     (0.5)     0.8
Communications                       9.1      8.6      8.3      7.8      7.7
Consulting and legal                 5.7      8.5      5.8      6.1      5.1
Amortization of intangible assets    7.7      7.3      6.8      6.5      6.1
Other expense                       55.8     37.2     30.6     56.7     73.8
  Total noninterest expense       $414.0   $399.1   $389.6   $393.4   $401.0

Efficiency ratio                    59.3 %   58.8 %   58.9 %   60.1 %   62.0 %


Provision for Loan Losses. The Company raised its provision for loan losses in the first quarter of 1997 to $26.2 million from $25.0 million in the same period last year, yet the provision still exceeded net charge-offs by $8.7 million. Net loan charge-offs were $17.5 million in the first three months of this year, representing 0.20% of average loans. The comparable net charge-off amount in 1996 was $12.7 million or 0.16% of average loans. Consumer loan charge-offs account for almost all 1997 first quarter charge-offs.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements; (i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $734.5 million at March 31, 1997, which was 2.02% of quarter-end loans and 384.7% of total nonperforming loans. These ratios at December 31, 1996 were 2.05% and 342.0% and at March 31, 1996 were 2.24% and 373.8%.

                                  Page 13

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                           Quarters
                                       1997                      1996
                                        1            4          3          2          1
Reserve for Loan Losses
  Balances - beginning of quarter   $   725.8  $   724.7  $   722.6  $   712.4  $   698.9
  Reserve of purchased banks                -          -          -          -        1.2
  Provision for loan losses              26.2       34.7       30.0       26.2       25.0

  Charge-offs:
      Commercial                         (4.8)     (14.4)     (12.2)      (5.2)      (4.4)
      Real estate:
        Construction                     (0.1)      (1.1)      (0.2)       0.0       (0.1)
        Mortgage, 1-4 family             (1.1)      (1.5)      (2.3)      (1.1)      (1.4)
        Other                            (1.4)      (3.0)      (2.8)      (1.5)      (0.9)
      Lease financing                    (0.3)      (0.3)      (0.2)      (0.4)      (0.3)
      Credit card                       (11.6)     (11.7)     (10.6)      (9.5)      (9.0)
      Other consumer loans              (12.7)     (13.9)     (12.6)     (10.9)     (10.5)
      Total charge-offs                 (32.0)     (45.9)     (40.9)     (28.6)     (26.6)

  Recoveries:
      Commercial                          4.6        3.7        4.6        3.1        4.2
      Real estate:
        Construction                      0.1        0.1        0.1        0.1        0.1
        Mortgage, 1-4 family              0.6        0.4        0.3        0.5        0.3
        Other                             1.3        1.5        1.2        2.1        2.7
      Lease financing                     0.1        0.1        0.1        0.2        0.1
      Credit card                         2.4        1.7        1.7        1.7        1.8
      Other consumer loans                5.4        4.8        5.0        4.9        4.7
      Total recoveries                   14.5       12.3       13.0       12.6       13.9
      Net charge-offs                   (17.5)     (33.6)     (27.9)     (16.0)     (12.7)
  Balance - end of quarter          $   734.5  $   725.8  $   724.7  $   722.6  $   712.4

Quarter-end loans outstanding:
  Domestic                          $36,148.1  $35,154.8  $33,567.4  $32,124.4  $31,517.2
  International                         279.9      249.4      256.9      276.8      268.9
    Total                           $36,428.0  $35,404.2  $33,824.3  $32,401.2  $31,786.1

Ratio of reserve to quarter-end loan     2.02 %     2.05 %     2.14 %     2.23 %     2.24 %
Average loans                       $35,894.2  $34,416.9  $33,029.6  $32,265.2  $31,437.9
Ratio of net charge-offs (annualized)
  to average loans                       0.20 %     0.39 %     0.34 %     0.20 %     0.16 %

TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                         1997                    1996
                                       March 31 December 31 September 30 June 30    March 31
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                           $  36.5    $  45.6    $  29.1    $  34.6    $  36.0
   Real Estate:
    Construction                           13.6       13.3       14.9        3.7        4.7
    Mortgage, 1-4 family                   59.5       49.6       49.7       49.5       50.6
    Other                                  59.9       81.0       80.1       93.2       86.9
   Lease financing                          1.3        2.3                   0.1        0.2
   Consumer loans                          10.2       10.5       10.9       10.9        9.3
    Total nonaccrual loans                181.0      202.3      184.9      192.0      187.7
 Restructured loans                         9.9        9.9        2.7        2.8        2.9
    Total nonperforming loans             190.9      212.2      187.6      194.8      190.6
 Other real estate owned                   43.9       43.6       51.9       53.5       58.8
    Total Nonperforming Assets          $ 234.8    $ 255.8    $ 239.5    $ 248.3    $ 249.4

Ratios:
 Nonperforming loans to total loans        0.52 %     0.60 %     0.55 %     0.60 %     0.60 %
 Nonperforming assets to total loans
  plus other real estate owned             0.64       0.72       0.71       0.77       0.78
 Reserve to nonperforming loans         $384.68     342.03     386.23     371.01     373.78

Accruing Loans Past Due 90 Days or More $  33.9    $  34.2    $  28.0    $  29.9    $  26.0

     Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $21.0 million since December 31, 1996 and $14.6 million since March 31, 1996. Included in nonperforming loans at March 31, 1997 are loans aggregating $37.2 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all known material potential problem loans are included in Table 6.
  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first three months of 1997, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1997, if all such loans had been accruing interest at the original contractual rate, was $5.2 million. Interest income recognized in the three months ended March 31, 1997 on all such nonperforming loans at March 31, 1997, was $1.7 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                            1997                        1996
                          March 31   December 31 September 30  June 30    March 31
Commercial:
  Domestic                $12,267.0   $11,725.5   $10,985.2   $10,405.4   $10,449.4
  International               268.4       240.6       247.7       269.4       270.5
Real estate:
  Construction              1,416.5     1,384.8     1,330.2     1,246.4     1,239.3
  Mortgage, 1-4 family     11,839.2    11,508.2    11,018.1    10,524.1    10,087.9
  Other                     4,656.1     4,585.8     4,547.6     4,540.3     4,526.9
Lease financing               607.9       607.5       598.3       569.4       565.2
Credit card                   904.9       946.8       857.2       770.6       732.0
Other consumer loans        4,468.0     4,405.0     4,240.0     4,075.6     3,914.9
  Loans                   $36,428.0   $35,404.2   $33,824.3   $32,401.2   $31,786.1

Loans. During the first three months of 1997, average loans increased 14.2% over the same period a year ago. Since December 31, 1996, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratio was 101.1% in the first quarter of 1997 compared with 95.0% in the same period of 1996.
  At March 31, 1997, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, net of write-downs totaled $308.5 million, an increase of 12.8% from $273.5 million at December 31, 1996.

Income Taxes. The provision for income taxes was $87.0 million in the first quarter of 1997 compared to $60.5 million in the same period last year.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 6.59% in the first quarter of 1996 to 6.87% in the first quarter of this year. The portfolio size (measured at cost) increased slightly to $7.8 billion while the growth in liabilities was used to fund loan growth. The average life of the portfolio was approximately 2.5 years at March 31, 1997; however, adjustable-rate securities in the portfolio reduced the average time to repricing to 2.1 years. At March 31, 1997, approximately 33.5% of the portfolio consisted of U.S. Treasury securities, 8.5% U.S. government agency securities, 49.6% mortgage-backed securities, and 8.4% municipal securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At March 31, 1997, the carrying value of the securities portfolio was $2.7 billion over its amortized cost, consisting entirely of a $2.7 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed, which occurred in several quarters in 1996 and first quarter 1997 when loan demand exceeded deposit growth. Liquidity is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
     Average total deposits for the first three months of 1997 increased 7.4% over the same period a year ago. Interest-bearing deposits represented 79.1% of average deposits for the first three months of 1997, compared to 78.7% for the same period in 1996. In the first quarter of 1997, average net purchased funds (average funds purchased less average funds sold) increased $1.5 billion over the same period in 1996. Net purchased funds were 11.4% of average earning assets for the first three months of 1997 as compared to 9.2% in the same period a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of March 31, 1997 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                               Average    Average    Average
(Dollars in millions)    Notional     Fair     Maturity     Rate       Rate
At March 31, 1997         Value      Value    In Months     Paid     Received
Gain position:
  Receive fixed          $  215.2     $  1.5      106.7       5.57 %     7.18 %
  Pay fixed                 237.3        6.0       77.6       6.13       5.69
  Total gain position       452.5        7.5
Loss position:
  Receive fixed           1,721.4      (17.8)      29.0       5.90       5.71
  Pay fixed                  66.2       (0.6)      48.3       6.68       5.59
  Total loss position     1,787.6      (18.4)
    Total                $2,240.1     $(10.9)


     The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. During the three months ended March 31, 1997, hedge swaps decreased net interest income by $0.4, compared with a $0.3 decrease in the corresponding 1996 period.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                   1997        1996
                                                 March 31   December 31 September 30  June 30    March 31
Tier 1 capital:
  Realized shareholders' equity                  $ 3,146.9   $ 3,278.2   $ 3,271.5   $ 3,193.7   $ 3,165.6
  Intangible assets other than servicing rights     (277.2)     (244.1)     (249.0)     (251.3)     (255.7)
    Total Tier 1 capital                           2,869.7     3,034.1     3,022.5     2,942.4     2,909.9
Tier 2 capital:
  Allowable reserve for loan losses                  526.3       510.8       487.8       470.8       461.8
  Allowable long-term debt                           858.2       877.1       877.9       557.2       554.2
    Total Tier 2 capital                           1,384.5     1,387.9     1,365.7     1,028.0     1,016.0
    Total capital                                $ 4,254.2   $ 4,422.0   $ 4,388.2   $ 3,970.4   $ 3,925.9

Risk-weighted assets                             $41,900.0   $40,651.0   $38,788.8   $37,413.6   $36,694.7
Risk-based ratios:
  Tier 1 capital                                      6.84 %      7.46 %      7.78 %      7.86 %      7.92 %
  Total capital                                      10.15       10.87       11.30       10.60       10.69
Tier 1 leverage ratio                                 5.89        6.40        6.63        6.58        6.69
Total shareholders' equity to assets                  8.96        9.30        9.63        9.64        9.48

Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
     The Federal Deposit Insurance Corporation Improvement Act of 1991
(FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At March 31, 1997, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 6.84%, 10.15% and 5.89%, respectively.
     In 1995, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of SunTrust common stock. At March 31, the Company has a remaining 4,609,018 shares that may be purchased under this authorization.
In April 1996, the Board of Directors authorized the repurchase of up to another 15,000,000 shares of SunTrust Common stock.

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At March 31, 1997, the servicing portfolio was $14.4 billion, which includes $9.3 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Securities, Inc. engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Capital Markets, Inc. serves as the investment banking arm of SunTrust. It's business activities include public finance, corporate finance and the sale of investment securities to corporations, institutions and government entities. Personal Express Loans, Inc. operates as a consumer finance company. STI Credit Corporation operates as a leasing subsidiary, primarily for commercial customers. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.


State Summary. SunTrust Banks, Inc. operates through three principal subsidiaries, SunTrust Banks of Florida, Inc., SunTrust Banks of Georgia,
Inc. and SunTrust Banks of Tennessee, Inc., all well-established bank holding companies within their respective states. Data in Table 10 does not include financial results of SunTrust's Parent Company and certain other bank and non-bank subsidiaries (including SunTrust BankCard, N.A. which holds all the credit card balances of the company.) It is also before elimination of certain intercompany accounts and balances.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                         SunTrust Banks     SunTrust Banks     SunTrust Banks
                                         of Florida, Inc.   of Georgia, Inc.   of Tennessee, Inc.
                                           1997     1996      1997     1996      1997      1996
Summary of Operations<F1>
 Net interest income (FTE)                $248.3   $228.6    $157.5   $140.3      $72.7    $65.8
 Provision for loan losses                   9.6     10.4       4.5      5.0        2.3      2.4
 Trust income                               38.4     35.8      28.5     25.5        9.7      9.2
 Other noninterest income                   74.2     65.3      47.0     42.8       19.9     18.4
 Personnel expense                          85.9     78.6      56.1     49.3       27.5     25.0
 Other noninterest expense                 123.7    109.8      71.0     61.4       29.9     27.6
 Net income                                 87.1     80.0      65.6     60.1       26.3     23.5

Selected Average Balances<F2>
 Total assets                             24,755   22,680    20,328   16,218      7,421    6,710
 Earning assets                           23,254   21,095    15,987   13,097      7,152    6,415
 Loans                                    17,567   16,002    12,607   10,458      5,538    4,796
 Total deposits                           18,446   18,124    11,376    9,625      5,736    5,374
 Realized shareholders' equity             2,044    1,934     1,413    1,312        584      552

At March 31
 Total assets                             25,319   23,285    20,786   16,495      7,456    6,831
 Earning assets                           23,403   21,650    16,456   13,006      7,137    6,546
 Loans                                    17,690   16,077    13,007   10,578      5,589    4,881
 Reserve for loan losses                     375      370       198      195        114      117
 Total deposits                           18,783   19,082    12,070    9,849      5,879    5,582
 Realized shareholders' equity             2,092    1,973     1,473    1,341        603      563
 Total shareholders' equity                2,087    1,976     3,136    2,578        604      565

Credit Quality
 Net loan charge-offs<F1>                    3.7      3.0       2.4      2.1        2.1      0.4
 Nonperforming loans<F2>                   114.5    125.7      54.3     54.2       21.9     10.4
 Other real estate owned<F2>                25.7     33.8       4.9      7.8       13.0     17.2

Ratios
 ROA<F3>                                    1.43 %   1.42 %    1.51 %   1.69 %     1.44 %   1.41 %
 ROE<F3>                                   17.29    16.64     18.82    18.44      18.24    17.08
 Net interest margin<F3>                    4.33     4.35      4.00     4.31       4.12     4.12
 Efficiency ratio<F3>                      58.05    57.16     54.56    53.02      56.14    56.39
 Total shareholders' equity/assets<F2>      8.24     8.48     15.09    15.63       8.10     8.27
 Net loan charge-offs to average loans<F3>  0.09     0.08      0.08     0.08       0.15     0.03
 Nonperforming loans to total loans<F2>     0.66     0.80      0.42     0.52       0.40     0.22
 Nonperforming assets to total loans plus
  other real estate owned<F2>               0.81     1.01      0.46     0.60       0.64     0.58
 Reserve to loans<F2>                       2.18     2.36      1.54     1.87       2.09     2.45
 Reserve to nonperforming loans<F2>        327.7    294.3     364.2    359.5      520.6  1,125.7

<F1>For the three month period ended March 31.
<F2>At March 31.
<F3>Annualized for the first three months.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                                 Exhibit No.  Page No.
Page No.

Statement re: Computation of Per Share Earnings  11        22


(b) SunTrust did not file any reports on Form 8-K during the first quarter of 1997.






                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May, 1997.

                            SunTrust Banks, Inc.
                                (Registrant)


                             /s/ W.P. O'Halloran
                            William P. O'Halloran
                    Senior Vice President and Controller
                         (Chief Accounting Officer)