Form 10-Q
period 1997-06-30
SUNTRUST BANKS INC
filed 1997-08-13
CIK 750556

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                For the Quarterly Period Ended June 30, 1997
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

                          Yes  __X__      No _____

At July 31, 1997, 212,339,255 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                             PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                 Page No.

Consolidated Statements of Income
    Six months ended June 30, 1997 and 1996               4

Consolidated Balance Sheets
    June 30, 1997, December 31, 1996 and June 30,         5
    1996

Consolidated Statements of Cash Flow
    Six months ended June 30, 1997 and 1996               6

Consolidated Statements of Shareholders' Equity
    Six months ended June 30, 1997 and 1996               7




The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year 1997.

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

CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months                 Six Months
                                                           Ended June 30                Ended June 30
(Dollars in thousands except per share data)<F1>        1997          1996           1997          1996
Interest Income
  Interest and fees on loans                       $    747,526  $    657,953   $  1,463,678  $  1,304,358
  Interest and dividends on investment securities
    Taxable interest                                    114,279       112,534        224,969       216,388
    Tax-exempt interest                                  10,278        11,803         20,928        24,040
    Dividends (1)                                         9,371         8,240         18,576        16,329
  Interest on funds sold                                 13,207         6,909         27,255        15,879
  Interest on deposits in other banks                       143           300            417           561
  Other interest                                          3,637           777          5,701         1,483
      Total interest income                             898,441       798,516      1,761,524     1,579,038
Interest Expense
  Interest on deposits                                  289,934       269,948        566,898       537,828
  Interest on funds purchased                            77,738        54,533        155,445       110,417
  Interest on other short-term borrowings                24,877        11,412         43,315        26,676
  Interest on long-term debt                             36,133        18,365         63,631        36,661
      Total interest expense                            428,682       354,258        829,289       711,582
Net Interest Income                                     469,759       444,258        932,235       867,456
Provision for loan losses                                29,246        26,194         55,436        51,222
Net interest income after provision for loan losses     440,513       418,064        876,799       816,234

Noninterest Income
  Trust income                                           78,692        70,478        157,062       141,150
  Service charges on deposit accounts                    61,890        58,111        121,632       113,816
  Other charges and fees                                 53,524        44,922        104,663        84,468
  Credit card fees                                       18,384        16,561         37,189        33,578
  Securities gains (losses)                                (362)       (2,169)         1,029        15,093
  Other noninterest income                               15,973        12,171         32,328        25,645
      Total noninterest income                          228,101       200,074        453,903       413,750

Noninterest Expense
  Salaries and other compensation                       205,741       188,290        408,149       369,120
  Employee benefits                                      29,476        26,334         61,858        55,758
  Net occupancy expense                                  32,428        34,454         64,958        68,137
  Equipment expense                                      30,291        27,980         60,438        55,496
  Operating supplies                                      9,081         9,842         18,682        19,585
  Marketing and community relations                      16,850        18,615         33,652        33,860
  Postage and delivery                                   10,455         9,634         21,793        19,653
  Other noninterest expense                              79,023        78,230        157,819       172,785
      Total noninterest expense                         413,345       393,379        827,349       794,394
Income before income taxes                              255,269       224,759        503,353       435,590
Provision for income taxes                               89,833        72,662        176,861       133,074
      Net Income                                   $    165,436  $    152,097   $    326,492  $    302,516

Average common equivalent shares                    213,571,707   224,060,675    215,886,478   224,724,452
Net income per average common share                $       0.77  $       0.68   $       0.51  $       1.34
Dividends declared per common share                        0.23          0.20           0.45          0.40

(1) Includes dividends on common stock of
      The Coca-Cola Company                               6,757         6,033         13,515        12,067

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                        June 30     December 31     June 30
(Dollars in thousands)                                    1997         1996           1996
Assets
  Cash and due from banks                            $  2,631,506  $  3,037,309  $  2,419,853
  Interest-bearing deposits in other banks                  3,876        13,461        22,365
  Trading account                                         372,049        80,377        70,160
  Investment securities <F1>                           11,776,991    10,551,166    10,779,101
  Funds sold                                              801,768     1,721,845       852,061

  Loans                                                37,684,289    35,404,171    32,401,234
  Reserve for loan losses                                (739,776)     (725,849)     (722,569)
      Net loans                                        36,944,513    34,678,322    31,678,665

  Premises and equipment                                  947,783       768,266       744,984
  Intangible assets                                       275,265       277,736       280,711
  Customers' acceptance liability                         458,889       507,554       375,486
  Other assets                                          1,250,164       832,213       843,598
      Total assets                                   $ 55,462,804  $ 52,468,249  $ 48,066,984

Liabilities
  Noninterest-bearing deposits                       $  8,348,012  $  8,900,260  $  7,533,998
  Interest-bearing deposits                            27,484,866    27,990,129    27,481,619
      Total deposits                                   35,832,878    36,890,389    35,015,617
  Funds purchased                                       7,154,594     6,047,692     4,548,778
  Other short-term borrowings                           1,832,422       867,961       816,132
  Long-term debt                                        2,699,169     1,565,341     1,104,932
  Acceptances outstanding                                 458,889       507,554       375,486
  Other liabilities                                     2,344,198     1,709,332     1,570,205
      Total liabilities                                50,322,150    47,588,269    43,431,150

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued
  Common stock, $1.00 par value; 350,000,000
    shares authorized (F2)                                216,608       225,608       243,644
  Additional paid in capital                              300,281       310,612       318,349
  Retained earnings                                     2,790,242     2,972,900     3,630,419
  Treasury stock and other (F3)                          (230,532)     (230,918)     (998,728)
      Realized shareholders' equity                     3,076,599     3,278,202     3,193,684
  Unrealized gains (losses) on investment
    securities, net of taxes                            2,064,055     1,601,778     1,442,150
      Total shareholders' equity                        5,140,654     4,879,980     4,635,834
      Total liabilities and shareholders' equity     $ 55,462,804  $ 52,468,249  $ 48,066,984

(1) Includes unrealized gains (losses) on
      investment securities                          $  3,336,432  $  2,588,907  $  2,329,819
(2) Common shares outstanding                         212,332,818   220,469,001   223,652,957
(3) Treasury shares of common stock                     4,275,239     5,139,056    19,991,327

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             Six Months
                                                           Ended June 30
(In thousands)<F1>                                        1995          1994
Cash flow from operating activities:
 Net income                                           $  326,491    $  302,516
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           75,528        62,791
  Provision for loan losses                               55,436        51,222
  Provision for losses on other real estate                1,056         1,797
  Amortization of compensation element of
   restricted stock                                        4,448         4,854
  Securities (gains) and losses, net                      (1,029)      (15,092)
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net              (11,953)       (4,317)
  Recognition of unearned loan income                   (120,333)      (93,704)
  Change in period-end balances of:
    Trading account                                     (291,672)       26,453
    Interest receivable                                  (40,456)      (10,736)
    Prepaid expenses                                     (53,175)      (38,246)
    Other assets                                        (331,345)       86,911
    Taxes payable                                         40,494        (4,964)
    Interest payable                                      27,549       (23,881)
    Other accrued expenses                               289,678        29,081
    Net cash provided by operating activities            (29,283)      374,685

Cash flow from investing activities:
 Proceeds from maturities of investment securities       570,845     1,001,870
 Proceeds from sales of investment securities            520,707       534,292
 Purchase of investment securities                    (1,568,041)   (2,156,758)
 Net (increase) decrease in loans                     (2,191,774)     (957,710)
 Capital expenditures                                   (236,382)      (59,081)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                   5,870         2,954
 Net inflow (outflow) from bank acquisitions                   0        (1,207)
 Other                                                   (14,773)      (17,134)
   Net cash provided(used) by investing activities    (2,913,548)   (1,652,774)

Cash flow from financing activities:
 Net increase (decrease) in deposits                  (1,057,511)    1,754,044
 Net increase (decrease) in funds purchased and
  other short-term borrowings                          2,071,363    (1,016,218)
 Proceeds from the issuance of long-term debt          1,310,813       200,433
 Repayment of long-term debt                            (176,985)      (97,846)
 Proceeds from the exercise of stock options               4,395         3,328
 Payments to acquire treasury stock                     (448,401)     (151,034)
 Dividends paid                                          (96,308)      (89,898)
    Net cash provided by financing activities          1,607,366       602,809
Net decrease in cash and cash equivalents             (1,335,465)     (675,280)
Cash and cash equivalents at beginning of period       4,772,615     3,969,559
Cash and cash equivalents at end of period            $3,437,150    $3,294,279

Supplemental Disclosure
Interest paid                                         $  856,838    $  735,463
Taxes paid                                               137,935       138,482

<F1>See notes to consolidated financial statements.

                                     Page 5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                          Unrealized
                                                       Additional              Treasury  Gains (Losses)
                                              Common    Paid in   Retained     Stock and on Securities
(In thousands)<F1>                            Stock     Capital   Earnings     Other<F2> Net of Taxes     Total
 Balance, January 1, 1996                     $130,461  $434,724  $3,417,801   $(871,953) $1,158,548  $4,269,581
 Stock dividend                                113,183  (113,183)          -           -           -           -
 Balance, January 1, 1996, restated            243,644   321,541   3,417,801    (871,953)  1,158,548   4,269,581
 Net income                                          -         -     302,516           -           -     302,516
 Cash dividends declared on common
    stock, $0.40 per share                           -         -     (89,898)          -           -     (89,898)
 Proceeds from exercise of stock options             -    (8,584)          -      11,912           -       3,328
 Acquisition of treasury stock                       -         -           -    (151,034)          -    (151,034)
 Issuance of treasury stock for 401(k)               -     1,873           -       5,376           -       7,249
 Issuance, net of forfeitures, of treasury
    stock as restricted stock                        -     3,519           -       5,802           -       9,321
 Issuance of treasury stock for acquisition          -         -           -       5,636           -       5,636
 Compensation element of restricted stock            -         -           -      (9,321)          -      (9,321)
 Amortization of compensation element
    of restricted stock                              -         -           -       4,854           -       4,854
 Change in unrealized gains (losses)
   on securities, net of taxes                       -         -           -           -     283,602     283,602
 Balance, June 30, 1996                       $243,644  $318,349  $3,630,419   $(998,728) $1,442,150  $4,635,834

 Balance, January 1, 1997                     $225,608  $310,612  $2,972,900   $(230,918) $1,601,778  $4,879,980
 Net income                                          -         -     326,492           -           -     326,492
 Cash dividends declared on common
    stock, $0.45 per share                           -         -     (96,308)          -           -     (96,308)
 Proceeds from exercise of stock options             -   (12,629)          -      17,024           -       4,395
 Acquisition of treasury stock                       -         -           -    (448,401)          -    (448,401)
 Retirement of treasury stock                   (9,000)        -    (412,842)    421,842           -           -
 Issuance of treasury stock for 401(k)               -     1,189           -       6,583           -       7,772
 Issuance, net of forfeitures, of treasury
    stock as restricted stock                        -     1,109           -       6,172           -       7,281
 Compensation element of restricted stock            -         -           -      (7,282)          -      (7,282)
 Amortization of compensation element
    of restricted stock                              -         -           -       4,448           -       4,448
 Change in unrealized gains (losses)
   on securities, net of taxes                       -         -           -           -     462,277     462,277
 Balance, June 30, 1997                       $216,608  $300,281  $2,790,242   $(230,532) $2,064,055  $5,140,654

<F1>See notes to consolidated financial statements.
<F2>* Balance at June 30, 1997 includes $178,234 for Treasury Stock and $52,298 for Deferred Compensation.

                                     Page 6

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

Note 3 - Recent Accounting Developments
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 were not materially different from the primary and fully-diluted earnings per share presented for the periods ended June 30, 1997 and 1996.

In June 1997, the Financial Accounting Standards Board issued Statement of Financing Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for annual and interim periods ending after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financing Accounting Standards No.131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual and interim periods ending after December 15, 1997. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers.

Note 4 - Derivative Financial Instruments
Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of related balance sheet instruments.
The specific criteria required for derivatives used for such purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings. Currently, it is not the Company's policy to hold derivitaves that do not qualify as hedges.

Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives used for hedging purposes include swaps, forwards, futures, and purchased options. The fair value of derivative contracts are carried off-balance sheet and the unrealized gains and losses on derivative contracts are generally deferred. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the life of the contract in net interest income. Upon contract settlement or termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the related asset or liability. In instances where the underlying instrument is sold, the cumulative change in the value of the associated derivative is recognized immediately in the component of earnings relating to the underlying instrument.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the second quarter of 1997 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                                Quarters
                                                                 1997                        1996
                                                           2           1           4           3           2
Summary of Operations
 Interest and dividend income                          $   898.4   $   863.1   $   846.5   $   820.4   $   798.6
 Interest expense                                          428.7       400.6       384.2       366.0       354.3
 Net interest income                                       469.7       462.5       462.3       454.4       444.3
 Provision for loan losses                                  29.2        26.2        34.7        30.0        26.2
 Net interest income after provision for loan losses       440.5       436.3       427.6       424.4       418.1
 Noninterest income                                        228.1       225.8       207.0       197.2       200.1
 Noninterest expense                                       413.3       414.0       399.1       389.6       393.4
 Income before provision for income taxes                  255.3       248.1       235.5       232.0       224.8
 Provision for income taxes                                 89.9        87.0        77.0        76.4        72.7
 Net income                                            $   165.4   $   161.1   $   158.5   $   155.6   $   152.1

Per common share
 Net income                                            $    0.77   $    0.74   $    0.72   $    0.70   $    0.68
 Dividends declared                                         0.23        0.23        0.23        0.20        0.20
 Book value                                                24.21       22.31       22.13       21.43       20.73
 Common stock market price
  High                                                     59.00       54.75       52.50       41.50       38.00
  Low                                                      44.13       46.13       40.88       34.88       33.25
  Close                                                    55.06       46.38       49.25       41.00       37.00

Selected Average Balances
 Total assets                                          $53,498.3   $51,906.5   $50,061.1   $48,122.6   $47,019.5
 Earning assets                                         46,238.1    45,054.0    43,763.9    42,179.2    41,241.8
 Loans                                                  37,000.9    35,894.2    34,416.9    33,029.6    32,265.2
 Total deposits                                         36,078.8    35,519.5    34,840.7    34,652.8    34,378.8
 Realized shareholders' equity                           3,128.2     3,229.2     3,334.0     3,281.7     3,232.0
 Total shareholders' equity                              5,007.8     4,966.6     4,841.3     4,713.7     4,522.2

 Common equivalent shares (thousands)                    213,572     218,227     221,840     222,683     224,061

Financial Ratios and Other
 ROA<F1>                                                    1.31 %      1.33 %      1.32 %      1.35 %      1.36 %
 ROE<F1>                                                   21.21       20.23       18.91       18.86       18.93
 Net interest margin<F1>                                    4.16        4.25        4.29        4.38        4.43
 Net interest income - taxable-equivalent              $   479.2   $   472.0   $   472.2   $   464.2   $   454.2

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

                                     Page 8

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                        Quarter Ended
                                            June 30, 1997               March 31, 1997             June 30, 1996
                                       Average   Income/ Yields/  Average   Income/ Yields/  Average   Income/ Yields/
                                       Balances  Expense  Rates   Balances  Expense  Rates   Balances  Expense  Rates
Assets
Loans<F1>
  Taxable                              $36,296.5  $738.0  8.16 %  $35,193.9  $707.2  8.15 %  $31,645.9  $649.3  8.25 %
  Tax-exempt<F2>                           704.4    14.0  7.95        700.3    13.4  7.77        619.3    13.0  8.42
    Total loans                         37,000.9   752.0  8.15     35,894.2   720.6  8.14     32,265.2   662.3  8.26
Investment securities:
  Taxable                                7,412.5   123.7  6.69      7,275.6   119.9  6.68      7,605.0   120.8  6.39
  Tax-exempt<F2>                           708.5    15.1  8.57        731.1    15.7  8.70        783.9    17.4  8.91
    Total investment securities          8,121.0   138.8  6.85      8,006.7   135.6  6.87      8,388.9   138.2  6.63
Funds sold                                 845.5    13.3  6.27        969.4    14.0  5.88        515.7     6.9  5.39
Other short-term investments<F2>           270.7     3.8  5.69        183.7     2.4  5.24         72.0     1.1  6.14
    Total earning assets                46,238.1   907.9  7.88     45,054.0   872.6  7.85     41,241.8   808.5  7.88
Reserve for loan losses                   (733.5)                    (728.1)                    (715.6)
Cash and due from banks                  2,197.8                    2,259.8                    2,256.2
Premises and equipment                     945.0                      885.4                      742.4
Other assets                             1,813.8                    1,629.2                    1,408.3
Unrealized gains(losses) on
  investment securities                  3,037.1                    2,806.2                    2,086.4
    Total assets                       $53,498.3                  $51,906.5                  $47,019.5

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,494.5  $ 71.2  2.72 %  $10,489.4  $ 71.0  2.75 %  $10,488.3  $ 73.4  2.82 %
  Savings                                5,297.6    47.4  3.59      5,403.2    47.8  3.59      5,769.2    53.8  3.75
  Consumer time                          7,016.1    90.6  5.18      7,050.2    89.5  5.15      7,231.3    92.5  5.14
  Other time<F3>                         5,808.1    80.7  5.58      5,142.7    68.7  5.41      3,705.0    50.3  5.46
    Total interest-bearing deposits     28,616.3   289.9  4.06     28,085.5   277.0  4.00     27,193.8   270.0  3.99
Funds purchased                          5,827.0    77.8  5.35      6,108.1    77.7  5.16      4,352.3    54.5  5.04
Other short-term borrowings              1,762.1    24.9  5.66      1,358.9    18.4  5.50        848.4    11.4  5.41
Long-term debt                           2,191.7    36.1  6.61      1,659.0    27.5  6.72      1,106.6    18.4  6.68
    Total interest-bearing liabilities  38,397.1   428.7  4.48     37,211.5   400.6  4.37     33,501.1   354.3  4.25
Noninterest-bearing deposits             7,462.5                    7,434.0                    7,185.0
Other liabilities                        2,630.9                    2,294.4                    1,811.2
Realized shareholders' equity            3,128.2                    3,229.2                    3,232.0
Net unrealized gains(losses)
  on investment securities               1,879.6                    1,737.4                    1,290.2
    Total liabilities and
     shareholders' equity              $53,498.3                  $51,906.5                  $47,019.5

Interest rate spread                                      3.40 %                     3.48 %                     3.63 %

Net Interest Income                               $ 479.2                    $472.0                     $454.2

Net Interest Margin                                       4.16 %                     4.25 %                     4.43 %

<F1>Interest income includes loan fees of $24.1, $23.2, and $24.7 in the quarters ended June 30, and March 31, 1997 and June 30, 1996 and $47.3 and $46.5 in the six months ended June 30, 1997 and 1996. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2>Interest income includes the effects of taxable-equivalent adjustments
    (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $9.5, $9.5 and $9.9 in the quarters ended June 30 and March 31, 1997 and June 30, 1996 and $19.0 and $20.4 in the six months ended June 30, 1997 and 1996.
<F3>Interest rate swap transactions used to help balance the Company's interest-sensitivity position increased interest expense by $0.8, $0.4, and $0.5 in the quarters ended June 30, 1997, March 31, 1997 and June 30, 1996 and $1.2 and $0.8 in the six months ended June 30, 1997 and June 30, 1996. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.52% and 4.16%, 5.38% and 4.25%, and 5.40% and 4.44% in the quarters ended June 30 and March 31, 1997 and June 30, 1996 and 5.46% and 4.21%, and 5.50% and 4.39% in the six months ended June 30, 1997 and 1996.

                                     Page 10

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                           Six Months Ended
                                               June 30, 1997               June 30, 1996
                                       Average    Income/  Yields/   Average   Income/   Yields/
                                       Balances   Expense   Rates    Balances  Expense   Rates
Assets
Loans<F1>
  Taxable                              $35,748.2  $1,445.2  8.15 %  $31,225.8  $1,286.8  8.29 %
  Tax-exempt<F2>                           702.4      27.4  7.86        625.7      26.4  8.50
    Total loans                         36,450.6   1,472.6  8.15     31,851.5   1,313.2  8.29
Investment securities:
  Taxable                                7,344.5     243.6  6.69      7,368.0     232.9  6.36
  Tax-exempt<F2>                           719.7      30.8  8.64        797.2      35.4  8.93
    Total investment securities          8,064.2     274.4  6.86      8,165.2     268.3  6.61
Funds sold                                 907.1      27.3  6.06        592.2      15.9  5.39
Other short-term investments<F2>           227.4       6.2  5.51         69.0       2.1  6.08
    Total earning assets                45,649.3   1,780.5  7.87     40,677.9   1,599.5  7.91
Reserve for loan losses                   (730.8)                      (710.3)
Cash and due from banks                  2,228.6                      2,236.2
Premises and equipment                     915.4                        737.5
Other assets                             1,722.0                      1,378.7
Unrealized gains(losses) on
  investment securities                  2,922.3                      2,010.7
    Total assets                       $52,706.8                    $46,330.7

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,492.0  $  142.2  2.73 %  $10,272.3  $  146.0  2.86 %
  Savings                                5,350.1      95.2  3.59      5,237.5      97.9  3.76
  Consumer time                          7,033.0     180.1  5.16      7,475.5     193.9  5.22
  Other time<F3>                         5,477.2     149.4  5.50      3,631.4     100.0  5.54
    Total interest-bearing deposits     28,352.3     566.9  4.03     26,616.7     537.8  4.06
Funds purchased                          5,966.8     155.5  5.25      4,351.9     110.4  5.10
Other short-term borrowings              1,561.6      43.3  5.59        955.4      26.7  5.61
Long-term debt                           1,926.8      63.6  6.66      1,084.8      36.7  6.80
    Total interest-bearing liabilities  37,807.5     829.3  4.42     33,008.8     711.6  4.34
Noninterest-bearing deposits             7,448.3                      7,113.6
Other liabilities                        2,463.6                      1,744.6
Realized shareholders' equity            3,178.4                      3,219.4
Net unrealized gains(losses)
  on investment securities               1,809.0                      1,244.3
    Total liabilities and
     shareholders' equity              $52,706.8                    $46,330.7

Interest rate spread                                        3.45 %                       3.57 %

Net Interest Income                               $  951.2                     $  887.9

Net Interest Margin                                         4.20 %                       4.39 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

Net Interest Income/Margins. The Company's net interest margin of 4.16% for the second quarter of 1997 was 27 basis points lower than the second quarter of last year. The rate on earning assets was 7.88% in the second quarter of 1997 and 1996. At the same time, the rate on interest-bearing liabilities increased 23 basis points. Rapid earning asset growth funded by growth in higher cost funding sources put downward pressure on the net interest margin. Interest rate swaps also contributed to the decrease of this year's net interest margin (see the discussion entitled "Derivatives" on page 17).
  Interest income which the Company was unable to recognize on nonperforming loans had a negative impact of 2 basis points on the net interest margin in the first six months of both 1997 and 1996. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.


Noninterest Income. Noninterest income in the second quarter and the first six months of 1997, adjusted to exclude the effect of securities gains (losses), increased 13.0% and 13.6% from the comparable periods a year ago. Trust income, the Company's largest source of noninterest income, increased 11.7% and 11.3% over the same periods. Mortgage fees were 11.2% higher in the second quarter of this year compared to the same period last year due to higher volume in our mortgage banking business. Credit card fees also increased 11.0% and 10.8%.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                                 Quarters
                                                       1997                  1996
                                                   2          1          4          3          2
Trust income                                    $ 78.7     $ 78.4     $ 69.0     $ 68.1     $ 70.5
Service charges on deposit accounts               61.9       59.7       60.7       57.9       58.1
Corporate and institutional investment services    4.6        5.0        4.8        3.4        3.3
Retail investment income                           8.5        8.0        5.1        6.3        6.2
Credit card fees                                  18.4       18.8       17.0       15.7       16.6
Mortgage fees                                     10.9        9.2        8.8        8.7        9.8
Other charges and fees                            29.5       29.0       25.9       23.8       25.6
Securities gains (losses)                         (0.4)       1.4       (0.4)      (0.5)      (2.2)
Trading account profits and commissions            4.8        4.0        4.1        3.5        3.1
Other income                                      11.2       12.3       12.0       10.3        9.1
  Total noninterest income                      $228.1     $225.8     $207.0     $197.2     $200.1

Noninterest Expense. Noninterest expense increased 5.1% and 4.2% in the second quarter and first six months of 1997 compared to the same periods last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 9.6% and 10.6% over the aforementioned periods. Other noninterest expense increased substantially over last year due to expenditures made in connection with various projects to stimulate business growth and development.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                    Quarters
                                         1997                  1996
                                     2          1          4          3          2
Salaries                           $169.8     $167.0     $165.6     $161.7     $156.0
Other compensation                   36.0       35.4       34.2       32.9       32.3
Employee benefits                    29.5       32.4       28.8       26.0       26.4
Net occupancy expense                32.5       32.5       35.2       34.9       34.4
Equipment expense                    30.3       30.1       30.4       29.5       28.0
FDIC premiums                         1.4        1.8        1.4       14.1        1.4
Marketing and community relations    16.9       16.8       23.3       19.2       18.7
Postage and delivery                 10.5       11.3       10.3       10.5        9.7
Operating supplies                    9.1        9.6        9.4        8.9        9.9
Other real estate expense            (1.3)      (1.2)      (1.1)       0.4       (0.5)
Communications                        8.6        9.1        8.6        8.3        7.8
Consulting and legal                  5.4        5.7        8.5        5.8        6.1
Amortization of intangible assets     8.0        7.7        7.3        6.8        6.5
Other expense                        56.6       55.8       37.2       30.6       56.7
  Total noninterest expense        $413.3     $414.0     $399.1     $389.6     $393.4

Efficiency ratio                     58.4 %     59.3 %     58.8 %     58.9 %     60.1 %


Provision for Loan Losses. The Company raised its provision for loan losses in the second quarter of 1997 to $29.2 million from $26.2 million in the same period last year, yet the provision still exceeded net charge-offs by $5.3 million. Net loan charge-offs were $41.4 million in the first six months of this year, representing 0.23% of average loans. The comparable net charge-off amount for 1996 was $28.7 million or 0.18% of average loans. Consumer loan charge-offs increased slightly yet remain low compared to historical standards.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements; (i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $739.8 million at June 30, 1997, which was 1.96% of quarter-end loans and 430.2% of total nonperforming loans. These ratios at December 31, 1996 were 2.05% and 342.0% and at June 30, 1996 were 2.23% and 371.0%.
                                     Page 13

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                               Quarters
                                               1997                         1996
                                          2           1           4           3           2
Reserve for Loan Losses
  Balances - beginning of quarter     $   734.5   $   725.8   $   724.7   $   722.6   $   712.4
  Reserve of purchased banks                            0.0         0.0         0.0         0.0
  Provision for loan losses                29.2        26.2        34.7        30.0        26.2

  Charge-offs:
      Commercial                            0.0         0.0         0.0         0.0         0.0
      Real estate:
        Construction                       (1.5)       (1.1)       (1.5)       (2.3)       (1.1)
        Mortgage, 1-4 family               (1.8)       (1.4)       (3.0)       (2.8)       (1.5)
        Other                              (0.3)       (0.3)       (0.3)       (0.2)       (0.4)
      Lease financing                     (12.5)      (11.6)      (11.7)      (10.6)       (9.5)
      Credit card                         (14.0)      (12.7)      (13.9)      (12.6)      (10.9)
      Other consumer loans                (35.3)      (32.0)      (45.9)      (40.9)      (28.6)
      Total charge-offs                   (65.4)      (59.1)      (76.3)      (69.4)      (52.0)

  Recoveries:
      Commercial                            0.0         0.1         0.1         0.1         0.1
      Real estate:
        Construction                        1.1         1.3         1.5         1.2         2.1
        Mortgage, 1-4 family                0.1         0.1         0.1         0.1         0.2
        Other                               1.8         2.4         1.7         1.7         1.7
      Lease financing                       5.5         5.4         4.8         5.0         4.9
      Credit card                          11.3        14.5        12.3        13.0        12.6
      Other consumer loans                (24.0)      (17.5)      (33.6)      (27.9)      (16.0)
      Total recoveries                     (4.2)        6.3       (13.1)       (6.8)        5.6
      Net charge-offs                     (69.6)      (52.8)      (89.4)      (76.2)      (46.4)

  Balance - end of quarter            $   694.1   $   699.2   $   670.0   $   676.4   $   692.2

Quarter-end loans outstanding:
  Domestic                            $37,382.9   $36,148.1   $35,154.8   $33,567.4   $32,124.4
  International                           301.4       279.9       249.4       256.9       276.8
    Total                             $37,684.3   $36,428.0   $35,404.2   $33,824.3   $32,401.2

Ratio of reserve to quarter-end loans      1.96 %      2.02 %      2.05 %      2.14 %      2.23
Average loans                         $37,000.9   $35,894.2   $34,416.9   $33,029.6   $32,265.2
Ratio of net charge-offs (annualized)
  to average loans                         0.26 %      0.20 %      0.39 %      0.34 %      0.20 %

                                     Page 14

TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                          1997                    1996
                                        June 30     March 31   December 31 September 30 June 30
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                             $ 29.1      $ 36.5      $ 45.6      $ 29.1      $ 34.6
   Real Estate:
    Construction                            12.6        13.6        13.3        14.9         3.7
    Mortgage, 1-4 family                    54.8        59.5        49.6        49.7        49.5
    Other                                   55.0        59.9        81.0        80.1        93.2
   Lease financing                           1.0         1.3         2.3         0.2         0.1
   Consumer loans                            8.5        10.2        10.5        10.9        10.9
    Total nonaccrual loans                 161.0       181.0       202.3       184.9       192.0
 Restructured loans                         11.0         9.9         9.9         2.7         2.8
    Total nonperforming loans              172.0       190.9       212.2       187.6       194.8
 Other real estate owned                    41.9        43.9        43.6        51.9        53.5
    Total Nonperforming Assets            $213.9      $234.8      $255.8      $239.5      $248.3

Ratios:
 Nonperforming loans to total loans         0.46 %      0.52 %      0.60 %      0.55 %      0.60 %
 Nonperforming assets to total loans
  plus other real estate owned              0.57        0.64        0.72        0.71        0.77
 Reserve to nonperforming loans           430.15      384.68      342.03      386.23      371.01

Accruing Loans Past Due 90 Days or More     25.9        33.9        34.2        28.0        29.9

     Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $41.9 million since December 31, 1996 and $34.4 million since June 30, 1996. Included in nonperforming loans at June 30, 1997 are loans aggregating $25.5 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all known material potential problem loans are included in Table 6.
  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first six months of 1997, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at June 30, 1997, if all such loans had been accruing interest at the original contractual rate, was $8.9 million. Interest income recognized in the six months ended June 30, 1997 on all such nonperforming loans at June 30, 1997, was $3.4 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                                  1997                      1996
                                 June 30     March 31    December 31  September 30   June 30
Commercial:
  Domestic                      $12,668.3    $12,267.0    $11,725.5    $10,985.2    $10,405.4
  International                     289.9        268.4        240.6        247.7        269.4
Real estate:
  Construction                    1,411.2      1,416.5      1,384.8      1,330.2      1,246.4
  Mortgage, 1-4 family           12,326.0     11,839.2     11,508.2     11,018.1     10,524.1
  Other                           4,751.7      4,656.1      4,585.8      4,547.6      4,540.3
Lease financing                     632.3        607.9        607.5        598.3        569.4
Credit card                         993.9        904.9        946.8        857.2        770.6
Other consumer loans              4,611.0      4,468.0      4,405.0      4,240.0      4,075.6
  Loans                         $37,684.3    $36,428.0    $35,404.2    $33,824.3    $32,401.2


Loans. During the second quarter and first six months of 1997, average loans increased 14.7% and 14.4% over the same periods a year ago, however, loan growth slowed during the second quarter. Since December 31, 1996, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratios were 102.6% and 101.8% in the second quarter and first six months of 1997 compared with 93.9% and 94.4% in the same periods of 1996.
  At June 30, 1997, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, totaled $325.1 million, an increase of 18.9% from $273.5 million at December 31, 1996.

Income Taxes. The provision for income taxes was $89.9 and $176.9 million in the second quarter and first six months of 1997 compared to $72.7 and $133.2 million in the same periods last year.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 6.63% in the second quarter of 1996 to 6.85% in the second quarter of this year. The portfolio size (measured at cost) increased to $8.2 billion, while the growth in liabilities was used to fund loan growth. The average life of the portfolio was approximately 3.3 years and its duration, the average time to the receipt of the present value of the portfolio's expected cash flow, was
2.3 years at June 30, 1997. At June 30, 1997, approximately 30.0% of the portfolio consisted of U.S. Treasury securities, 7.8% U.S. government agency securities, 46.7% mortgage-backed securities, 8.4% municipal securities, and 7.1% in other securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At June 30, 1997, the carrying value of the securities portfolio was $3.3 billion over its amortized cost, consisting entirely of a $3.3 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed, which occurred in several quarters in 1996 and 1997 when loan demand exceeded deposit growth. Liquidity is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
     Average total deposits for the second quarter and first six months of 1997 increased 4.9% and 6.1% over the same periods a year ago. Interest-bearing deposits represented 79.3% and 79.2% of average deposits for the second quarter and first six months of 1997, compared to 79.1% and 78.9% for the same periods in 1996. In the second quarter of 1997, average net purchased funds (average funds purchased less average funds sold) increased $1.1 billion over the same period in 1996. Net purchased funds were 10.8% and 11.1% of average earning assets for the second quarter and first six months of 1997 as compared to 9.3% and 9.2% in the same periods a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of June 30, 1997 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                                     Average     Average     Average
(Dollars in millions)        Notional      Fair      Maturity      Rate        Rate
At June 30, 1997              Value       Value     In Months      Paid      Received
Gain position:
  Receive fixed              $  203.8       $ 6.5       107.7        5.78 %      7.33 %
  Pay fixed                     251.8         3.9        83.7        6.36        5.76
  Total gain position           455.6        10.4
Loss position:
  Receive fixed               1,821.5       (20.5)       31.3        5.79        5.77
  Pay fixed                     334.6        (2.2)       13.1        6.03        5.84
  Total loss position         2,156.1       (22.7)
    Total                    $2,611.7      ($12.3)

     The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. During the six months ended June 30, 1997, hedge swaps decreased net interest income by $1.2, compared with a $0.8 decrease in the corresponding 1996 period.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                         1997                              1996
                                                  June 30     March 31    December 31  September 30   June 30
Tier 1 capital:
  Realized shareholders' equity                  $ 3,075.8    $ 3,146.9    $ 3,278.2    $ 3,271.5    $ 3,193.7
  Trust preferred securities                         600.0          0.0          0.0          0.0          0.0
  Intangible assets other than servicing rights     (275.3)      (277.2)      (244.1)      (249.0)      (251.3)
    Total Tier 1 capital                           3,400.5      2,869.7      3,034.1      3,022.5      2,942.4
Tier 2 capital:
  Allowable reserve for loan losses                  561.0        526.3        510.8        487.8        470.8
  Allowable long-term debt                           958.2        858.2        877.1        877.9        557.2
    Total Tier 2 capital                           1,519.2      1,384.5      1,387.9      1,365.7      1,028.0
    Total capital                                $ 4,919.7    $ 4,254.2    $ 4,422.0    $ 4,388.2    $ 3,970.4

Risk-weighted assets                             $44,703.9    $41,900.0    $40,651.0    $38,788.8    $37,413.6
Risk-based ratios:
  Tier 1 capital                                      7.60 %       6.84 %       7.46 %       7.78 %       7.86 %
  Total capital                                      11.00        10.15        10.87        11.30        10.60
Tier 1 leverage ratio                                 6.77         5.89         6.40         6.63         6.58
Total shareholders' equity to assets                  9.27         8.96         9.30         9.63         9.64

Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At June 30, 1997, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.60%, 11.00% and 6.77%, respectively.
     In 1995, the Board of Directors authorized the Company to repurchase up to 20,000,000 shares of SunTrust common stock. At June 30, 1997, the Company has a remaining 788,894 shares that may be purchased under this authorization. In April 1997, the Board of Directors authorized the repurchase of up to another 15,000,000 shares of SunTrust common stock.

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At June 30, 1997, the servicing portfolio was $15.4 billion, which includes $9.7 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Securities engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Capital Markets, Inc. serves as the investment banking arm of SunTrust. Its business activities include public finance, corporate finance and the sale of investment securities to corporations, institutions and government entities. Personal Express Loans, Inc. operates as a consumer finance company. STI Credit Corporation operates as a leasing subsidiary, primarily for commercial customers. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.


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

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                          SunTrust Banks         SunTrust Banks         SunTrust Banks
                                          of Florida, Inc.       of Georgia, Inc.       of Tennessee, Inc.
                                            1997       1996        1997       1996        1997       1996
Summary of Operations<F1>
 Net interest income (FTE)                 $ 500.2    $ 464.4     $ 321.9    $ 290.8     $ 146.1    $ 134.2
 Provision for loan losses                    20.5       20.8        10.0       10.7         4.5        4.6
 Trust income                                 76.7       71.9        57.3       50.9        19.0       18.1
 Other noninterest income                    150.5      135.0        96.9       86.4        41.7       38.2
 Personnel expense                           171.1      159.2       112.0       99.4        55.0       50.4
 Other noninterest expense                   247.7      223.5       144.0      123.5        61.1       56.6
 Net income                                  176.9      164.1       135.7      125.4        53.1       48.6

Selected Average Balances<F2>
 Total assets                               25,051     22,858      20,774     16,614       7,485      6,773
 Earning assets                             23,591     21,323      16,275     13,322       7,212      6,482
 Loans                                      17,773     16,077      12,892     10,705       5,596      4,847
 Total deposits                             18,444     18,378      11,673      9,938       5,747      5,457
 Realized shareholders' equity               2,062      1,955       1,452      1,328         593        557

At June 30
 Total assets                               25,767     23,058      22,473     18,143       7,697      6,917
 Earning assets                             24,202     21,528      17,311     14,309       7,346      6,534
 Loans                                      18,185     16,144      13,494     11,115       5,744      4,895
 Reserve for loan losses                       380        376         200        199         113        117
 Total deposits                             18,350     18,403      11,718     11,095       5,796      5,572
 Realized shareholders' equity               2,114      2,018       1,554      1,377         615        574
 Total shareholders' equity                  2,125      2,000       3,591      2,832         618        571

Credit Quality
 Net loan charge-offs<F1>                     10.1        7.4         5.9        4.3         5.4        2.0
 Nonperforming loans<F2>                      94.7      131.8        53.5       50.6        23.4       12.1
 Other real estate owned<F2>                  25.7       31.8         3.8        5.0        12.1       16.7

Ratios
 ROA<F3>                                      1.42 %     1.44 %      1.53 %     1.72 %      1.43 %     1.44 %
 ROE<F3>                                     17.30      16.87       18.85      18.99       18.06      17.52
 Net interest margin<F3>                      4.28       4.38        3.99       4.39        4.09       4.16
 Efficiency ratio<F3>                        57.58      57.00       53.78      52.07       56.14      56.13
 Total shareholders' equity/assets<F2>        8.25       8.67       15.98      15.61        8.03       8.26
 Net loan charge-offs to average loans<F3>    0.12       0.09        0.09       0.08        0.20       0.08
 Nonperforming loans to total loans<F2>       0.53       0.84        0.40       0.46        0.42       0.25
 Nonperforming assets to total loans plus
  other real estate owned<F2>                 0.68       1.04        0.43       0.51        0.63       0.60
 Reserve to loans<F2>                         2.14       2.39        1.50       1.81        2.01       2.45
 Reserve to nonperforming loans<F2>          400.9      285.3       373.2      392.3       483.0      969.0

<F1>For the six month period ended June 30.
<F2>At June 30.
<F3>Annualized for the first six months.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                                             Exhibit No.  Page No.


Statement re: Computation of Per Share Earnings             11    22


(b) SunTrust did not file any reports on Form 8-K during the second quarter of 1997.






                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of August, 1997.

                            SunTrust Banks, Inc.
                                (Registrant)


                             /s/ W.P. O'Halloran
                            William P. O'Halloran
                    Senior Vice President and Controller
                         (Chief Accounting Officer)