Form 10-Q
period 1997-09-30
SUNTRUST BANKS INC
filed 1997-11-14
CIK 750556

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


              For the Quarterly Period Ended September 30, 1997
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

                          Yes  __X__      No _____

At October 31, 1997, 210,860,396 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

Statement Description                                           Page No.

Consolidated Statements of Income
    Nine months ended September 30, 1997 and 1996                  3

Consolidated Balance Sheets
    September 30, 1997, December 31, 1996 and September 30, 1996   4

Consolidated Statements of Cash Flow
    Nine months ended September 30, 1997 and 1996                  5

Consolidated Statements of Shareholders' Equity
    Nine months ended September 30, 1997 and 1996                  6




The above mentioned financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year 1997.

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

CONSOLIDATED STATEMENTS OF INCOME
                                                         Three Months                   Nine Months
                                                       Ended September 30           Ended September 30
(Dollars in thousands except per share data)<F1>        1997          1996           1997          1996
Interest Income
  Interest and fees on loans                       $    775,471  $    675,845   $  2,239,149  $  1,980,203
  Interest and dividends on investment securities
    Taxable interest                                    119,478       115,108        344,447       331,496
    Tax-exempt interest                                   9,967        11,148         30,895        35,188
    Dividends (1)                                         9,379         7,927         27,955        24,256
  Interest on funds sold                                 16,511         9,128         43,766        25,007
  Interest on deposits in other banks                       211           285            628           846
  Other interest                                          3,850           917          9,551         2,400
      Total interest income                             934,867       820,358      2,696,391     2,399,396
Interest Expense
  Interest on deposits                                  295,893       273,788        862,791       811,616
  Interest on funds purchased                            87,019        60,778        242,464       171,195
  Interest on other short-term borrowings                27,650         9,327         70,965        36,003
  Interest on long-term debt                             47,577        22,076        111,208        58,737
      Total interest expense                            458,139       365,969      1,287,428     1,077,551
Net Interest Income                                     476,728       454,389      1,408,963     1,321,845
Provision for loan losses                                29,003        29,933         84,439        81,155
Net interest income after provision for loan losses     447,725       424,456      1,324,524     1,240,690

Noninterest Income
  Trust income                                           79,087        68,170        236,149       209,320
  Service charges on deposit accounts                    62,327        57,929        183,959       171,745
  Other charges and fees                                 56,342        42,259        161,005       126,727
  Credit card fees                                       17,515        15,720         54,704        49,298
  Securities gains (losses)                                  61          (500)         1,090        14,593
  Other noninterest income                               17,603        13,720         49,931        39,365
      Total noninterest income                          232,935       197,298        686,838       611,048

Noninterest Expense
  Salaries and other compensation                       214,430       194,647        622,579       563,767
  Employee benefits                                      27,506        25,999         89,364        81,757
  Net occupancy expense                                  30,896        34,897         95,854       103,034
  Equipment expense                                      30,651        29,526         91,089        85,022
  Operating supplies                                      8,673         8,938         27,355        28,523
  Marketing and community relations                      15,924        19,227         49,576        53,087
  Postage and delivery                                   10,093        10,490         31,886        30,143
  Outside processing and software                        17,996        14,126         49,038        38,656
  Other noninterest expense                              68,179        51,793        194,956       200,048
      Total noninterest expense                         424,348       389,643      1,251,697     1,184,037
Income before income taxes                              256,312       232,111        759,665       667,701
Provision for income taxes                               87,734        76,523        264,595       209,597
      Net Income                                   $    168,578  $    155,588   $    495,070  $    458,104

Average common equivalent shares                    211,670,768   222,682,956    214,465,799   224,038,986
Net income per average common share                $       0.80  $       0.70   $       2.31  $       2.04
Dividends declared per common share                        0.23          0.20           0.68          0.60

(1) Includes dividends on common stock of
      The Coca-Cola Company                               6,757         6,033         20,272        18,100

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                     September 30   December 31   September 30
(Dollars in thousands)<F1>                               1997           1996          1996
Assets
  Cash and due from banks                            $  2,638,422  $  3,037,309   $ 2,460,275
  Interest-bearing deposits in other banks                  9,969        13,461        12,700
  Trading account                                         213,774        80,377       164,363
  Investment securities (1)                            11,346,407    10,551,166    10,759,252
  Funds sold                                              847,025     1,721,845       768,427

  Loans                                                38,475,470    35,404,171    33,824,308
  Reserve for loan losses                                (747,077)     (725,849)     (724,677)
      Net loans                                        37,728,393    34,678,322    33,099,631

  Premises and equipment                                  953,567       768,266       753,664
  Intangible assets                                       285,765       277,736       280,264
  Customers' acceptance liability                         501,325       507,554       441,584
  Other assets                                            929,544       832,213       892,532
      Total assets                                   $ 55,454,191  $ 52,468,249  $ 49,632,692

Liabilities
  Noninterest-bearing deposits                       $  7,840,994  $  8,900,260  $  7,940,714
  Interest-bearing deposits                            28,376,060    27,990,129    27,033,446
      Total deposits                                   36,217,054    36,890,389    34,974,160
  Funds purchased                                       6,595,386     6,047,692     5,346,619
  Other short-term borrowings                           1,839,091       867,961       878,118
  Long-term debt                                        3,026,245     1,565,341     1,563,906
  Acceptances outstanding                                 501,325       507,554       441,584
  Other liabilities                                     2,286,034     1,709,332     1,649,592
      Total liabilities                                50,465,135    47,588,269    44,853,979

Shareholders' Equity
  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued
  Common stock, $1.00 par value; 350,000,000
    shares authorized (2)                                 216,608       225,608       225,608
  Additional paid in capital                              299,519       310,612       313,584
  Retained earnings                                     2,911,637     2,972,900     2,864,131
  Treasury stock and other (3)                           (316,591)     (230,918)     (131,799)
      Realized shareholders' equity                     3,111,173     3,278,202     3,271,524
  Unrealized gains (losses) on investment
    securities, net of taxes                            1,877,883     1,601,778     1,507,189
      Total shareholders' equity                        4,989,056     4,879,980     4,778,713
      Total liabilities and shareholders' equity     $ 55,454,191  $ 52,468,249  $ 49,632,692

(1) Includes unrealized gains (losses) on
      investment securities                          $  3,035,624  $  2,588,907  $  2,435,138
(2) Common shares outstanding                         211,105,817   220,469,001   222,967,776
(3) Treasury shares of common stock                     5,502,240     5,139,056     2,640,281

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                            Nine Months
                                                         Ended September 30
(In thousands)<F1>                                        1997          1996
Cash flow from operating activities:
 Net income                                          $   495,070   $   458,104
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          112,421        95,741
  Provision for loan losses                               84,439        81,155
  Provision for losses on other real estate                1,964         2,974
  Amortization of compensation element of
   restricted stock                                        7,099         7,372
  Securities (gains) and losses, net                      (1,090)      (14,593)
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net              (18,676)       (6,372)
  Recognition of unearned loan income                   (180,385)     (151,780)
  Change in period-end balances of:
    Trading account                                     (133,397)      (67,750)
    Interest receivable                                  (41,419)       (9,939)
    Prepaid expenses                                     (45,840)      (35,531)
    Other assets                                         (24,918)       32,152
    Taxes payable                                         56,965       (10,019)
    Interest payable                                      21,373       (31,886)
    Other accrued expenses                               336,686        82,290
    Net cash provided by operating activities            670,292       431,918

Cash flow from investing activities:
 Proceeds from maturities of investment securities       943,999     1,363,706
 Proceeds from sales of investment securities            526,802       714,355
 Purchase of investment securities                    (1,816,914)   (2,573,527)
 Net (increase) decrease in loans                     (2,935,826)   (2,349,224)
 Capital expenditures                                   (269,979)      (93,233)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                  11,680         4,495
 Net inflow (outflow) from bank acquisitions             122,603        (1,207)
 Other                                                   (22,575)      (24,276)
   Net cash provided(used) by investing activities    (3,440,210)   (2,958,911)

Cash flow from financing activities:
 Net increase (decrease) in deposits                    (808,920)    1,712,587
 Net increase (decrease) in funds purchased and
  other short-term borrowings                          1,518,824      (156,391)
 Proceeds from the issuance of long-term debt          1,647,819       661,888
 Repayment of long-term debt                            (186,915)     (100,327)
 Proceeds from the exercise of stock options               5,036         4,409
 Payments to acquire treasury stock                     (539,634)     (189,168)
 Dividends paid                                         (143,491)     (134,162)
    Net cash provided by financing activities          1,492,719     1,798,836
Net decrease in cash and cash equivalents             (1,277,199)     (728,157)
Cash and cash equivalents at beginning of period       4,772,615     3,969,559
Cash and cash equivalents at end of period           $ 3,495,416   $ 3,241,402

Supplemental Disclosure
Interest paid                                        $  1,308,801  $ 1,109,437
Taxes paid                                               208,252       220,130

<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                   Unrealized
                                                            Additional                   Treasury  Gains (Losses)
                                                Common      Paid in     Retained       Stock and   on Securities
(In thousands)<F1>                              Stock       Capital     Earnings       Other<F2>   Net of Taxes   Total
 Balance, January 1, 1996                      $ 130,461  $ 434,724  $ 3,417,801    $  (871,953) $ 1,158,548   $ 4,269,581
 Stock dividend                                  113,183   (113,183)           -              -            -             -
 Balance, January 1, 1996, restated              243,644    321,541    3,417,801       (871,953)   1,158,548     4,269,581
 Net income                                            -          -      458,104              -            -       458,104
 Cash dividends declared on common
    stock, $0.60 per share                             -          -     (134,150)             -            -      (134,150)
 Proceeds from exercise of stock options               -    (10,536)           -         14,945            -         4,409
 Acquisition of treasury stock                         -          -            -       (189,168)           -      (189,168)
 Retirement of treasury stock                    (18,036)         -     (877,624)       895,660            -             -
 Issuance of treasury stock for 401(k)                 -      1,605            -          6,683            -         8,288
 Issuance, net of forfeitures, of treasury
    stock as restricted stock                          -        974            -         18,523            -        19,497
 Issuance of treasury stock for acquisition            -          -            -          5,636            -         5,636
 Compensation element of restricted stock              -          -            -        (19,497)           -       (19,497)
 Amortization of compensation element
    of restricted stock                                -          -            -          7,372            -         7,372
 Change in unrealized gains (losses)
   on securities, net of taxes                         -          -            -              -      348,641       348,641
 Balance, September 30, 1996                   $ 225,608  $ 313,584  $ 2,864,131    $  (131,799) $ 1,507,189   $ 4,778,713

 Balance, January 1, 1997                      $ 225,608  $ 310,612  $ 2,972,900    $  (230,918) $ 1,601,778   $ 4,879,980
 Net income                                            -          -      495,070              -            -       495,070
 Cash dividends declared on common
    stock, $0.68 per share                             -          -     (143,491)             -            -      (143,491)
 Proceeds from exercise of stock options               -    (15,815)           -         20,851            -         5,036
 Acquisition of treasury stock                         -          -            -       (539,634)           -      (539,634)
 Retirement of treasury stock                     (9,000)         -     (412,842)       421,842            -             -
 Issuance of treasury stock for 401(k)                 -      1,378            -          7,513            -         8,890
 Issuance, net of forfeitures, of treasury
    stock as restricted stock                          -      3,344            -         14,428            -        17,772
 Compensation element of restricted stock              -          -            -        (17,772)           -       (17,772)
 Amortization of compensation element
    of restricted stock                                -          -            -          7,099            -         7,099
 Change in unrealized gains (losses)
   on securities, net of taxes                         -          -            -              -      276,105       276,105
 Balance, September 30, 1997                   $ 216,608  $ 299,519  $ 2,911,637    $  (316,591) $ 1,877,883   $ 4,989,056

<F1>See notes to consolidated financial statements.
<F2>* Balance at September 30, 1997 includes $256,454 for Treasury Stock and $60,137 for Deferred Compensation.

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

Note 3 - Recent Accounting Developments
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. The pro forma basic and diluted EPS calculated under SFAS No. 128 were not materially different from the primary and fully-diluted earnings per share presented for the periods ended September 30, 1997 and 1996.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers.

Note 4 - Derivative Financial Instruments
Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used for such purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings. Currently, it is not the Company's policy to hold derivatives that do not qualify as hedges.

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

Note 5 - Acquisitions
On September 26, 1997, the Company signed a definitive agreement to acquire Equitable Securities Corporation, a Nashville, Tennessee-based investment banking, securities brokerage and investment advisory firm. The merger, which is subject to regulatory approval and other customary conditions, is expected to be completed during the first quarter of 1998.

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                                Quarters
                                                                       1997                         1996
                                                            3           2           1           4           3
Summary of Operations
 Interest and dividend income                          $   934.9   $   898.4   $   863.1   $   846.5   $   820.4
 Interest expense                                          458.1       428.7       400.6       384.2       366.0
 Net interest income                                       476.8       469.7       462.5       462.3       454.4
 Provision for loan losses                                  29.0        29.2        26.2        34.7        30.0
 Net interest income after provision for loan losses       447.8       440.5       436.3       427.6       424.4
 Noninterest income                                        232.9       228.1       225.8       207.0       197.2
 Noninterest expense                                       424.4       413.3       414.0       399.1       389.6
 Income before provision for income taxes                  256.3       255.3       248.1       235.5       232.0
 Provision for income taxes                                 87.7        89.9        87.0        77.0        76.4
 Net income                                            $   168.6   $   165.4   $   161.1   $   158.5   $   155.6

Per common share
 Net income                                            $    0.80   $    0.77   $    0.74   $    0.72   $    0.70
 Dividends declared                                         0.23        0.23        0.23        0.23        0.20
 Book value                                                23.63       24.21       22.31       22.13       21.43
 Common stock market price
  High                                                     70.44       59.00       54.75       52.50       41.50
  Low                                                      54.75       44.13       46.13       40.88       34.88
  Close                                                    67.94       55.06       46.38       49.25       41.00

Selected Average Balances
 Total assets                                          $55,060.2   $53,498.3   $51,906.5   $50,061.1   $48,122.6
 Earning assets                                         47,672.1    46,238.1    45,054.0    43,763.9    42,179.2
 Loans                                                  37,898.9    37,000.9    35,894.2    34,416.9    33,029.6
 Total deposits                                         36,115.7    36,078.8    35,519.5    34,840.7    34,652.8
 Realized shareholders' equity                           3,127.6     3,128.2     3,229.2     3,334.0     3,281.7
 Total shareholders' equity                              5,090.4     5,007.8     4,966.6     4,841.3     4,713.7

 Common equivalent shares (thousands)                    211,671     213,572     218,227     221,840     222,683

Financial Ratios and Other
 ROA<F1>                                                    1.29 %      1.31 %      1.33 %      1.32 %      1.35 %
 ROE<F1>                                                   21.38       21.21       20.23       18.91       18.86
 Net interest margin<F1>                                    4.04        4.16        4.25        4.29        4.38
 Net interest income - taxable-equivalent              $   485.7   $   479.2   $   472.0   $   472.2   $   464.2

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

The following is an analysis of the financial performance of SunTrust Banks, Inc. (SunTrust or Company) for the third quarter of 1997 and provides comments on earlier periods. In this discussion net interest income and net interest margin are presented on a taxable-equivalent basis. Also all ratios are presented on an annualized basis.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                                Quarter Ended
                                            September 30, 1997                  June 30, 1997             September 30, 1996
                                       Average     Income/   Yields/   Average     Income/   Yields/   Average    Income/ Yields/
                                      Balances     Expense   Rates    Balances     Expense   Rates    Balances    Expense Rates
Assets
Loans<F1>
  Taxable                              $37,205.4      $766.1  8.17 %   $36,296.5      $738.0  8.16 %   $32,389.3   $666.9  8.19 %
  Tax-exempt<F2>                           693.5        13.5  7.75         704.4        14.0  7.95         640.3     13.4  8.28
    Total loans                         37,898.9       779.6  8.16      37,000.9       752.0  8.15      33,029.6    680.3  8.19
Investment securities:
  Taxable                                7,679.8       128.8  6.66       7,412.5       123.7  6.69       7,648.4    123.1  6.41
  Tax-exempt<F2>                           689.3        14.7  8.46         708.5        15.1  8.57         747.2     16.5  8.76
    Total investment securities          8,369.1       143.5  6.80       8,121.0       138.8  6.85       8,395.6    139.6  6.62
Funds sold                               1,139.9        16.6  5.75         845.5        13.3  6.27         670.3      9.1  5.42
Other short-term investments<F2>           264.2         4.1  6.18         270.7         3.8  5.69          83.7      1.2  5.80
    Total earning assets                47,672.1       943.8  7.85      46,238.1       907.9  7.88      42,179.2    830.2  7.83
Reserve for loan losses                   (741.6)                         (733.5)                         (723.1)
Cash and due from banks                  2,238.7                         2,197.8                         2,167.9
Premises and equipment                     949.4                           945.0                           750.6
Other assets                             1,766.9                         1,813.8                         1,435.6
Unrealized gains(losses) on
  investment securities                  3,174.7                         3,037.1                         2,312.4
    Total assets                       $55,060.2                       $53,498.3                       $48,122.6

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,424.8      $ 71.6  2.73 %   $10,494.5      $ 71.2  2.72 %   $10,270.4   $ 69.8  2.70 %
  Savings                                5,202.2        47.1  3.59       5,297.6        47.4  3.59       5,580.5     49.9  3.56
  Consumer time                          6,946.6        91.2  5.21       7,016.1        90.6  5.18       7,120.1     91.9  5.13
  Other time<F3>                         6,084.9        86.0  5.61       5,808.1        80.7  5.58       4,579.7     62.3  5.40
    Total interest-bearing deposits     28,658.5       295.9  4.10      28,616.3       289.9  4.06      27,550.7    273.9  3.95
Funds purchased                          6,440.0        86.9  5.36       5,827.0        77.8  5.35       4,782.0     60.8  5.06
Other short-term borrowings              1,906.4        27.7  5.75       1,762.1        24.9  5.66         658.7      9.3  5.63
Long-term debt                           2,826.0        47.6  6.68       2,191.7        36.1  6.61       1,333.0     22.0  6.59
    Total interest-bearing liabiliti    39,830.9       458.1  4.56      38,397.1       428.7  4.48      34,324.4    366.0  4.24
Noninterest-bearing deposits             7,457.2                         7,462.5                         7,102.1
Other liabilities                        2,681.7                         2,630.9                         1,982.4
Realized shareholders' equity            3,127.6                         3,128.2                         3,281.7
Net unrealized gains(losses)
  on investment securities               1,962.8                         1,879.6                         1,432.0
    Total liabilities and
     shareholders' equity              $55,060.2                       $53,498.3                       $48,122.6

Interest rate spread                                          3.29 %                          3.40 %                       3.59 %

Net Interest Income                                   $485.7                          $479.2                       $464.2

Net Interest Margin                                           4.04 %                          4.16 %                       4.38 %

<F1> Interest income includes loan fees of $26.5, $24.1, and $24.1 in the quarters ended September 30, and June 30, 1997 and September 30, 1996 and $73.8 and $70.6 in the nine months ended September 30, 1997 and 1996. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2> Interest income includes the effects of taxable-equivalent adjustments
  (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $8.9, $9.5 and $9.8 in the quarters ended September 30 and June 30, 1997 and September 30, 1996 and $27.9 and $30.2 in the nine months ended September 30, 1997 and 1996.

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                             Nine Months Ended
                                            September 30, 1997              September 30, 1996
                                        Average     Income/   Yields/   Average     Income/   Yields/
                                       Balances     Expense   Rates    Balances     Expense   Rates
Assets
Loans<F1>
  Taxable                              $36,239.3    $2,211.3  8.16 %   $31,616.5    $1,953.7  8.25 %
  Tax-exempt<F2>                           699.4        40.9  7.82         630.6        39.8  8.42
    Total loans                         36,938.7     2,252.2  8.15      32,247.1     1,993.5  8.26
Investment securities:
  Taxable                                7,457.5       372.4  6.68       7,462.1       356.0  6.37
  Tax-exempt<F2>                           709.5        45.5  8.58         780.4        51.9  8.88
    Total investment securities          8,167.0       417.9  6.84       8,242.5       407.9  6.61
Funds sold                                 985.5        43.9  5.94         618.5        25.0  5.40
Other short-term investments<F2>           239.8        10.3  5.76          73.9         3.3  5.97
    Total earning assets                46,331.0     2,724.3  7.86      41,182.0     2,429.7  7.88
Reserve for loan losses                   (734.5)                         (714.6)
Cash and due from banks                  2,232.0                         2,213.3
Premises and equipment                     926.8                           741.9
Other assets                             1,737.2                         1,397.8
Unrealized gains(losses) on
  investment securities                  3,007.4                         2,112.0
    Total assets                       $53,499.9                       $46,932.4

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,469.4    $  213.8  2.73 %   $10,271.7    $  215.8  2.81 %
  Savings                                5,300.3       142.3  3.59       5,352.6       147.8  3.69
  Consumer time                          7,003.9       271.3  5.18       7,356.2       285.8  5.19
  Other time<F3>                         5,682.0       235.4  5.54       3,949.8       162.3  5.49
    Total interest-bearing deposits     28,455.6       862.8  4.05      26,930.3       811.7  4.03
Funds purchased                          6,126.2       242.4  5.29       4,496.3       171.2  5.09
Other short-term borrowings              1,677.8        71.0  5.66         855.8        36.0  5.62
Long-term debt                           2,229.8       111.2  6.67       1,168.1        58.7  6.72
    Total interest-bearing liabiliti    38,489.4     1,287.4  4.47      33,450.5     1,077.6  4.30
Noninterest-bearing deposits             7,451.3                         7,109.8
Other liabilities                        2,537.1                         1,824.4
Realized shareholders' equity            3,161.3                         3,240.3
Net unrealized gains(losses)
  on investment securities               1,860.8                         1,307.4
    Total liabilities and
     shareholders' equity              $53,499.9                       $46,932.4

Interest rate spread                                          3.39 %                          3.58 %

Net Interest Income                                 $1,436.9                        $1,352.1

Net Interest Margin                                           4.15 %                          4.39 %

<F3>  Interest rate swap transactions used to help balance the Company's interest-sensitivity position increased interest expense by $1.2, $0.8, and $0.4 in the quarters ended September 30, 1997, June 30, 1997 and September 30, 1996 and $2.4 and $1.2 in the nine months ended September 30, 1997 and September 30, 1996. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.53% and 4.05%, 5.52% and 4.16%, and 5.37% and 4.38% in the quarters ended September 30 and June 30, 1997 and September 30, 1996 and 5.48% and 4.15%, and 5.45%
  and 4.39% in the nine  months ended September 30, 1997 and 1996.

                                       Page 11

Net Interest Income/Margins. The Company's net interest margin of 4.04% for the third quarter of 1997 was 34 basis points lower than the third quarter of last year. The rate on earning assets was 7.85% in the third quarter of 1997 and 7.83% in the third quarter of 1996. At the same time, the rate on interest-bearing liabilities increased 32 basis points. Rapid earning asset growth funded by growth in higher cost funding sources put downward pressure on the net interest margin. Funds used for the repurchase of SunTrust common stock (see the discussion entitled "Capital" on page 18) also had the effect of lowering the net interest margin by approximately 4 basis points.
Interest rate swaps also contributed to the decrease of this year's net interest margin (see the discussion entitled "Derivatives" on page 17).
  Interest income which the Company was unable to recognize on nonperforming loans in the first nine months of 1997 had a negative impact of 1 basis point on the net interest margin as compared to 2 basis points in the first nine months of 1996. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.


Noninterest Income. Noninterest income in the third quarter and the first nine months of 1997, adjusted to exclude securities gains (losses), increased 17.7% and 15.0% from the comparable periods a year ago. Trust income, the Company's largest source of noninterest income, increased 16.0% and 12.8% over the same periods. Mortgage fees were 39.3% higher in the third quarter of this year compared to the same period last year due to higher volume in our mortgage banking business. Credit card fees also increased 11.4% and 11.0%.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                                 Quarters
                                                        1997                        1996
                                               3          2          1          4          3
Trust income                                 $ 79.0     $ 78.7     $ 78.4     $ 69.0     $ 68.1
Service charges on deposit accounts            62.4       61.9       59.7       60.7       57.9
Corporate and institutional investment serv     8.6        4.6        5.0        4.8        3.4
Retail investment income                        8.3        8.5        8.0        5.1        6.3
Credit card fees                               17.5       18.4       18.8       17.0       15.7
Mortgage fees                                  12.2       10.9        9.2        8.8        8.7
Other charges and fees                         27.2       29.5       29.0       25.9       23.8
Securities gains (losses)                       0.1       (0.4)       1.4       (0.4)      (0.5)
Trading account profits and commissions         4.0        4.8        4.0        4.1        3.5
Other income                                   13.6       11.2       12.3       12.0       10.3
  Total noninterest income                   $232.9     $228.1     $225.8     $207.0     $197.2

Noninterest Expense. Noninterest expense increased 8.9% and 5.7% in the third quarter and first nine months of 1997 compared to the same periods last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased 9.7% and 10.3% over the aforementioned periods. Other noninterest expense increased substantially over last year due to expenditures made in connection with various projects to stimulate business growth and development.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                          Quarters
                                              1997                      1996
                                     3          2          1          4          3
Salaries                           $175.2     $169.8     $167.0     $165.6     $161.7
Other compensation                   39.2       36.0       35.4       34.2       32.9
Employee benefits                    27.5       29.5       32.4       28.8       26.0
Net occupancy expense                30.9       32.5       32.5       35.2       34.9
Equipment expense                    30.7       30.3       30.1       30.4       29.5
FDIC premiums                         1.3        1.4        1.8        1.4       14.1
Marketing and community relations    15.9       16.9       16.8       23.3       19.2
Postage and delivery                 10.1       10.5       11.3       10.3       10.5
Operating supplies                    8.7        9.1        9.6        9.4        8.9
Other real estate expense            (3.1)      (1.3)      (1.2)      (1.1)       0.4
Communications                        8.9        8.6        9.1        8.6        8.3
Consulting and legal                  8.1        5.4        5.7        8.5        5.8
Amortization of intangible assets     8.3        8.0        7.7        7.3        6.8
Outside processing and software      18.0       16.1       14.9       18.2       14.2
Other expense                        62.7       56.6       55.8       37.2       30.6
  Total noninterest expense        $442.4     $429.4     $428.9     $417.3     $403.8



Provision for Loan Losses. The Company decreased its provision for loan losses in the third quarter of 1997 to $29.0 million from $30.0 million in the same period last year, yet the provision still exceeded net charge-offs by $7.3 million. Net loan charge-offs were $63.1 million in the first nine months of this year, representing 0.23% of average loans. The comparable net charge-off amount for 1996 was $56.5 million or 0.23% of average loans.
     The Company maintains a reserve for loan losses to absorb possible losses in the loan portfolio. The reserve consists of three elements; (i) reserves established on specific loans, (ii) reserves based on historical loan loss experience, and (iii) reserves based on economic conditions in the Company's individual markets. The specific reserve element is based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a pre-determined classification. The historical loan loss element represents a projection of future credit problems and is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The general economic condition element is determined by management at the individual subsidiary banks and is based on a subjective evaluation of specific economic factors in their markets that might affect the collectibility of loans. SunTrust is committed to the early recognition of possible problems and to a strong, conservative reserve.
     The Company's reserve for loan losses totaled $747.1 million at September 30, 1997, which was 1.94% of quarter-end loans and 482.0% of total nonperforming loans. These ratios at December 31, 1996 were 2.05% and 342.0% and at September 30, 1996 were 2.14% and 386.2%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                               Quarters
                                         1997                                1996
                                          3           2           1           4           3
Reserve for Loan Losses
  Balances - beginning of quarter     $   739.8   $   734.5   $   725.8   $   724.7   $   722.6
  Reserve of purchased banks
  Provision for loan losses                29.0        29.2        26.2        34.7        30.0

  Charge-offs:
      Commercial                           (6.8)       (4.7)       (4.8)      (14.4)      (12.2)
      Real estate:
        Construction                       (1.3)       (0.5)       (0.1)       (1.1)       (0.2)
        Mortgage, 1-4 family               (2.0)       (1.5)       (1.1)       (1.5)       (2.3)
        Other                              (1.3)       (1.8)       (1.4)       (3.0)       (2.8)
      Lease financing                      (0.4)       (0.3)       (0.3)       (0.3)       (0.2)
      Credit card                         (13.2)      (12.5)      (11.6)      (11.7)      (10.6)
      Other consumer loans                (12.4)      (14.0)      (12.7)      (13.9)      (12.6)
      Total charge-offs                   (37.4)      (35.3)      (32.0)      (45.9)      (40.9)

  Recoveries:
      Commercial                            4.3         2.5         4.6         3.7         4.6
      Real estate:
        Construction                        1.0                     0.1         0.1         0.1
        Mortgage, 1-4 family                0.2         0.4         0.6         0.4         0.3
        Other                               2.6         1.1         1.3         1.5         1.2
      Lease financing                       0.2         0.1         0.1         0.1         0.1
      Credit card                           2.0         1.8         2.4         1.7         1.7
      Other consumer loans                  5.4         5.5         5.4         4.8         5.0
      Total recoveries                     15.7        11.4        14.5        12.3        13.0
      Net charge-offs                     (21.7)      (23.9)      (17.5)      (33.6)      (27.9)

  Balance - end of quarter            $   747.1   $   739.8   $   734.5   $   725.8   $   724.7

Quarter-end loans outstanding:
  Domestic                            $38,185.3   $37,382.9   $36,148.1   $35,154.8   $33,567.4
  International                           290.2       301.4       279.9       249.4       256.9
    Total                             $38,475.5   $37,684.3   $36,428.0   $35,404.2   $33,824.3

Ratio of reserve to quarter-end loans      1.94 %      1.96 %      2.02 %      2.05 %      2.14 %
Average loans                         $37,898.9   $37,000.9   $35,894.2   $34,416.9   $33,029.6
Ratio of net charge-offs (annualized)
  to average loans                         0.23 %      0.26 %      0.20 %      0.39 %      0.34 %


TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                                       1997                         1996
                                      September 30   June 30     March 31   December 31 September 30
Nonperforming Assets
 Nonaccrual loans:
  Domestic:
   Commercial                             $ 35.2      $ 29.1      $ 36.5      $ 45.6      $ 29.1
   Real Estate:
    Construction                             2.8        12.6        13.6        13.3        14.9
    Mortgage, 1-4 family                    57.8        54.8        59.5        49.6        49.7
    Other                                   47.1        55.0        59.9        81.0        80.1
   Lease financing                           0.7         1.0         1.3         2.3         0.2
   Consumer loans                            8.7         8.5        10.2        10.5        10.9
    Total nonaccrual loans                 152.3       161.0       181.0       202.3       184.9
 Restructured loans                          2.7        11.0         9.9         9.9         2.7
    Total nonperforming loans              155.0       172.0       190.9       212.2       187.6
 Other real estate owned                    35.7        41.9        43.9        43.6        51.9
    Total Nonperforming Assets            $190.7      $213.9      $234.8      $255.8      $239.5

Ratios:
 Nonperforming loans to total loans         0.40 %      0.46 %      0.52 %      0.60 %      0.55 %
 Nonperforming assets to total loans
  plus other real estate owned              0.50        0.57        0.64        0.72        0.71
 Reserve to nonperforming loans            482.0       430.1       384.7       342.0       386.2

Accruing Loans Past Due 90 Days or More   $ 41.4      $ 25.9      $ 33.9      $ 34.2      $ 28.0

Nonperforming Assets. Nonperforming assets consist of nonaccrual and restructured loans and other real estate owned. Nonperforming assets have decreased $65.1 million since December 31, 1996 and $48.8 million since September 30, 1996. Included in nonperforming loans at September 30, 1997 are loans aggregating $23.7 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all known material potential problem loans are included in Table 6.
  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first nine months of 1997, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at September 30, 1997, if all such loans had been accruing interest at the original contractual rate, was $11.0 million. Interest income recognized in the nine months ended September 30, 1997 on all such nonperforming loans at September 30, 1997, was $3.7 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                                               1997                           1996
                               September 30   June 30     March 31    December 31  September 30
Commercial:
  Domestic                      $12,968.2    $12,668.3    $12,267.0    $11,725.5    $10,985.2
  International                     278.0        289.9        268.4        240.6        247.7
Real estate:
  Construction                    1,400.7      1,411.2      1,416.5      1,384.8      1,330.2
  Mortgage, 1-4 family           12,726.3     12,326.0     11,839.2     11,508.2     11,018.1
  Other                           4,766.4      4,751.7      4,656.1      4,585.8      4,547.6
Lease financing                     663.6        632.3        607.9        607.5        598.3
Credit card                       1,022.5        993.9        904.9        946.8        857.2
Other consumer loans              4,649.8      4,611.0      4,468.0      4,405.0      4,240.0
  Total loans                   $38,475.5    $37,684.3    $36,428.0    $35,404.2    $33,824.3

Loans. During the third quarter and first nine months of 1997, average loans increased 14.7% and 14.6% over the same periods a year ago. Since December 31, 1996, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratios were 104.9% and 102.9% in the third quarter and first nine months of 1997 compared with 95.3% and 94.7% in the same periods of 1996.
  At September 30, 1997, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, totaled $314.1 million, an increase of 14.8% from $273.5 million at December 31, 1996.

Income Taxes. The provision for income taxes was $87.7 and $264.6 million in the third quarter and first nine months of 1997 compared to $76.4 and $209.6 million in the same periods last year.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 6.62% in the third quarter of 1996 to 6.80% in the third quarter of this year. The portfolio size (measured at cost) decreased to $8.1 billion, while the growth in liabilities was used to fund loan growth. The average life of the portfolio was approximately 3.2 years and its duration, the average time to the receipt of the present value of the portfolio's expected cash flow, was
2.2 years at September 30, 1997. At September 30, 1997, approximately 29.4% of the portfolio consisted of U.S. Treasury securities, 6.9% U.S. government agency securities, 47.9% mortgage-backed securities, 8.4% municipal securities, and 7.4% in other securities (calculated as a percent of original cost). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At September 30, 1997, the carrying value of the securities portfolio was $3.0 billion over its amortized cost; the gain consisting mostly of a $2.9 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and other attractive market opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. It is enhanced by an investment portfolio structured to provide liquidity as needed. Liquidity is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank deposit note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for several subsidiary banks who are FHLB members.
     Average total deposits for the third quarter and first nine months of 1997 increased 4.2% and 5.5% over the same periods a year ago. Interest-bearing deposits represented 79.4% and 79.3% of average deposits for the third quarter and first nine months of 1997, compared to 79.5% and 79.1% for the same periods in 1996. In the third quarter of 1997, average net purchased funds (average funds purchased less average funds sold) increased $1.2 billion over the same period in 1996. Net purchased funds were 11.1% of average earning assets for the third quarter and first nine months of 1997 as compared to 9.8% and 9.4% in the same periods a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate its exposure to market risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of September 30, 1997 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                                     Average     Average     Average
(Dollars in millions)        Notional      Fair      Maturity      Rate        Rate
At September 30, 1997         Value       Value     In Months      Paid      Received
Gain position:
  Receive fixed              $  654.9       $23.0        93.2        5.77 %      7.03 %
  Pay fixed                     285.6         2.4        51.4        6.37        5.73
  Total gain position           940.5        25.4
Loss position:
  Receive fixed               1,367.7        (6.3)        8.7        5.77        5.41
  Pay fixed                     441.1        (6.4)       32.2        6.31        5.86
  Total loss position         1,808.8       (12.7)
    Total                    $2,749.3       $12.7


     The majority of the swaps are designated as hedges on deposits and other interest-bearing liabilities. During the nine months ended September 30, 1997, hedge swaps decreased net interest income by $2.4, compared with a $1.2 decrease in the corresponding 1996 period.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                                1997                            1996
                                                September 30   June 30     March 31    December 31  September 30
Tier 1 capital:
  Realized shareholders' equity                  $ 3,110.8    $ 3,075.8    $ 3,146.9    $ 3,278.2    $ 3,271.5
  Trust preferred securities                         600.0        600.0          0.0          0.0          0.0
  Intangible assets other than servicing rights     (285.8)      (275.3)      (277.2)      (244.1)      (249.0)
    Total Tier 1 capital                           3,425.0      3,400.5      2,869.7      3,034.1      3,022.5
Tier 2 capital:
  Allowable reserve for loan losses                  567.1        561.0        526.3        510.8        487.8
  Allowable long-term debt                         1,055.1        958.2        858.2        877.1        877.9
    Total Tier 2 capital                           1,622.2      1,519.2      1,384.5      1,387.9      1,365.7
    Total capital                                $ 5,047.2    $ 4,919.7    $ 4,254.2    $ 4,422.0    $ 4,388.2

Risk-weighted assets                             $45,184.8    $44,703.9    $41,900.0    $40,651.0    $38,788.8
Risk-based ratios:
  Tier 1 capital                                      7.58 %       7.60 %       6.84 %       7.46 %       7.78 %
  Total capital                                      11.17        11.00        10.15        10.87        11.30
Tier 1 leverage ratio                                 6.63         6.77         5.89         6.40         6.63
Total shareholders' equity to assets                  9.00         9.27         8.96         9.30         9.63


Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity excluding unrealized gains and losses on investment securities) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. The Federal Reserve Board (Board) has also established an additional capital adequacy guideline referred to as the Tier 1 leverage ratio which measures the ratio of Tier 1 capital to average quarterly assets.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Board's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. At September 30, 1997, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.58%, 11.17% and 6.63%, respectively. Regulatory authorities have issued a proposal to allow financial institutions to include in Tier 2 capital 45 percent of the net unrealized pre-tax gains on available-for-sale equity securities. Had this proposal been in effect at September 30, 1997, the total capital ratio of SunTrust would have been approximately 250 basis points higher.
     In April 1997, the Board of Directors authorized the Company to repurchase up to 15,000,000 shares of SunTrust common stock. At September 30, 1997, the Company has a remaining 14,329,694 shares that may be purchased under this authorization.

Nonbanking Subsidiaries. SunTrust Mortgage, Inc. originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Mortgage is primarily a mortgage banker selling to the secondary market and representing institutional investors. SunTrust Mortgage also assists various SunTrust banks in their origination of mortgage loans for sale in the secondary market and for retention in their portfolio. At September 30, 1997, the servicing portfolio was $15.9 billion, which includes $10.0 billion in loans serviced for subsidiary banks of SunTrust. SunTrust Insurance Company operates as a reinsurer for credit life and accident and health insurance sold to loan customers of SunTrust. SunTrust Insurance Services is engaged in selling various types of insurance products, such as property and casualty, life and health insurance. SunTrust Securities engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Capital Markets, Inc. serves as the investment banking arm of SunTrust. Its business activities include public finance, corporate finance and the sale of investment securities to corporations, institutions and government entities. Personal Express Loans, Inc. operates as a consumer finance company. STI Credit Corporation operates as a leasing subsidiary, primarily for commercial customers. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.


State Summary. SunTrust Banks, Inc. operates through three principal subsidiaries, SunTrust Banks of Florida, Inc., SunTrust Banks of Georgia, Inc. and SunTrust Banks of Tennessee, Inc., all well-established bank holding companies within their respective states. Data in Table 10 does not include financial results of SunTrust's Parent Company and certain other non-bank subsidiaries (including SunTrust BankCard N.A., which holds substantially all the credit card balances of the company). It is also before elimination of certain intercompany accounts and balances.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                          SunTrust Banks         SunTrust Banks         SunTrust Banks
                                          of Florida, Inc.       of Georgia, Inc.       of Tennessee, Inc.
                                             1997       1996        1997       1996        1997       1996
Summary of Operations<F1>
 Net interest income (FTE)                  $751.9     $704.1      $490.8     $445.6      $219.9     $204.7
 Provision for loan losses                    31.0       32.0        15.6       18.5         6.6        6.7
 Trust income                                115.6      106.5        85.3       75.9        28.6       26.6
 Other noninterest income                    228.9      200.8       149.4      129.8        64.9       57.7
 Personnel expense                           258.1      241.3       170.9      151.2        82.9       76.7
 Other noninterest expense                   370.3      334.0       219.1      188.4        93.4       85.4
 Net income                                  268.3      247.5       208.2      189.0        80.6       73.8

Selected Average Balances<F2>
 Total assets                               25,270     22,845      21,122     17,189       7,518      6,809
 Earning assets                             23,822     21,370      16,542     13,721       7,235      6,528
 Loans                                      17,954     16,159      13,151     10,968       5,624      4,899
 Total deposits                             18,364     18,280      11,838     10,317       5,766      5,495
 Realized shareholders' equity               2,078      1,971       1,493      1,344         600        563

At September 30
 Total assets                               26,055     23,307      21,440     19,252       7,723      7,133
 Earning assets                             24,368     21,688      16,887     15,143       7,345      6,793
 Loans                                      18,550     16,737      13,780     11,731       5,763      5,185
 Reserve for loan losses                       385        380         202        197         113        116
 Total deposits                             18,372     18,104      11,908     11,420       5,957      5,578
 Realized shareholders' equity               2,150      2,037       1,634      1,405         627        585
 Total shareholders' equity                  2,170      2,024       3,465      2,918         635        582

Credit Quality
 Net loan charge-offs<F1>                     15.1       14.2         9.0       13.1         7.8        5.2
 Nonperforming loans<F2>                      90.5      117.5        49.2       48.7        14.9       21.2
 Other real estate owned<F2>                  21.8       31.2         3.2        5.6        10.4       15.1

Ratios
 ROA<F3>                                      1.42 %     1.45 %      1.53 %     1.67 %      1.43 %     1.45 %
 ROE<F3>                                     17.27      16.77       18.65      18.78       17.95      17.51
 Net interest margin<F3>                      4.22       4.41        3.97       4.34        4.06       4.20
 Efficiency ratio<F3>                        57.31      56.88       53.75      52.13       56.23      56.14
 Total shareholders' equity/assets<F2>        8.33       8.68       16.16      15.16        8.22       8.17
 Net loan charge-offs to average loans<F3>    0.12       0.12        0.09       0.16        0.19       0.15
 Nonperforming loans to total loans<F2>       0.50       0.72        0.36       0.42        0.26       0.42
 Nonperforming assets to total loans plus
  other real estate owned<F2>                 0.62       0.91        0.39       0.47        0.45       0.71
 Reserve to loans<F2>                         2.13       2.33        1.49       1.71        2.00       2.29
 Reserve to nonperforming loans<F2>          425.9      323.6       410.8      405.2       757.4      548.5

<F1>For the nine month period ended September 30.
<F2>At September 30.
<F3>Annualized for the first nine months.

                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index:

Exhibit                                             Exhibit No.      Page No.
No.

Statement re: Computation of Per Share Earnings             11        22


(b) SunTrust did not file any reports on Form 8-K during the third quarter of 1997.






                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of November, 1997

                            SunTrust Banks, Inc.
                                (Registrant)


                             /s/ W.P. O'Halloran
                            William P. O'Halloran
                    Senior Vice President and Controller
                         (Chief Accounting Officer)