Form 10-K
period 1997-12-31
SUNTRUST BANKS INC
filed 1998-03-10
CIK 750556

                                  Form 10-K
                      Securities and Exchange Commission
                            Washington, D.C.20549
         Annual Report Pursuant to Section 13 or 15(d)of the Securities
                             Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1997
                        Commission file number 1-8918

                             SunTrust Banks, Inc.
                    Incorporated in the State of Georgia
              I.R.S. Employer Identification Number 58-1575035
             Address: 303 Peachtree Street, N.E., Atlanta, GA 30308
                         Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock - $1.00 par value. which is registered on the New York Stock Exchange.
     As of January 31, 1998, SunTrust had 211,408,881 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on January 31, 1998 was approximately $13.0 billion.
     SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Documents Incorporated By Reference

Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from SunTrust's Proxy Statement for its 1997 Annual Shareholders' Meeting, which will be filed with the Commission by April 30, 1998. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below, which is included as an exhibit hereto.

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

Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements Filed.  See "Index to Consolidated Financial
Statements" on page 37 of the Annual Report to Shareholders in Exhibit 13.
     All financial statement schedules are omitted because the data is either not applicable or is discussed in the financial statements or related footnotes. No reports on Form 8-K were filed during the last quarter of 1997.
     The Company's Articles of Incorporation, By-laws, certain instruments defining the rights of securities holders, including designations of the terms of outstanding indentures, constituent instruments relating to various employee benefit plans, and a statement setting forth the computation of per share earnings and certain other documents are filed as Exhibits to this Report or incorporated by reference herein pursuant to the Securities Exchange Act of 1934.

3.   Exhibit Index

Exhibit                       Description

3.1 Amended and Restated Articles of Incorporation of SunTrust Banks, Inc. ("SunTrust") effective as of November 14, 1989, incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

3.2 Amended and Restated Bylaws of SunTrust effective as of February 10, 1998, incorporated by reference to Exhibit 3 to Registration Statement No. 333-46093.

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

10.6 SunTrust Banks, Inc. Performance Unit Plan Deferred Compensation Fund, amended and restated as of February 19, 1996, incorporated by reference to Exhibit 5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.7 SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.8 Amendment to SunTrust Banks, Inc. Executive Stock Plan, effective February 10, 1998.

10.9 SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and First Amendment to Performance Stock Agreement effective February 10, 1998.

10.10 SunTrust Banks, Inc. 1995 Executive Stock Plan, incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.11    Directors Deferred Compensation Plan, incorporated by reference to
         Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

11       Statement re computation of per share earnings.

12       Ratio of Earnings to Fixed Charges.

13       SunTrust's 1997 Annual Report to Shareholders.

21       SunTrust Subsidiaries.

22 SunTrust's Proxy Statement relating to the 1998 Annual Meeting of Shareholders incorporated by reference to Registrants' Proxy Statement dated February 20, 1998 filed on Form DEF-14A.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 10, 1998 by the undersigned, thereunto duly authorized.

SunTrust Banks, Inc.
(Registrant)

By: /s/ James B. Williams
    Chairman of the Board of Directors
      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 10, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

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

By: /s/ John W. Spiegel
    Executive Vice President and
      Chief Financial Officer

By: /s/ William P. O'Halloran
    Senior Vice President and Controller
      (Chief Accounting Officer)


/s/ J. Hyatt Brown                Director
J. Hyatt Brown

/s/ James D. Camp, Jr.            Director
James D. Camp, Jr.

/s/ Alston D. Correll             Director
Alston D. Correll

/s/ A.W. Dahlberg                 Director
A.W. Dahlberg

/s/ David H. Hughes               Director
David H. Hughes

/s/ Summerfield K. Johnston, Jr.  Director
Summerfield K. Johnston

/s/ Joseph L. Lanier, Jr.         Director
Joseph L. Lanier, Jr.

/s/ Larry L. Prince               Director
Larry L. Prince

/s/ Scott L. Probasco, Jr.        Director
Scott L. Probasco, Jr.

/s/ R. Randall Rollins            Director
R. Randall Rollins