Form 10-Q
period 1998-03-31
SUNTRUST BANKS INC
filed 1998-05-13
CIK 750556

                                 FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 1998
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

                             Yes  __X__      No _____

At April 30, 1998, 211,107,402 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                               TABLE OF CONTENTS


PART  I    FINANCIAL INFORMATION                                   Page


         Item 1. Financial Statements (Unaudited)

                 Consolidated Statements of Income                    3

                 Consolidated Balance Sheets                          4

                 Consolidated Statements of Cash Flows                5

                 Consolidated Statements of Stockholders' Equity      6


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      10-21


PART  II   OTHER INFORMATION


         Item 1. Legal Proceedings                                    22

         Item 2. Changes in Securities                                22

         Item 3. Defaults Upon Senior Securities                      22

         Item 4. Submission of Matters to a Vote of  Security Holders 22

         Item 5. Other Information                                    22

         Item 6. Exhibits and Reports on Form 8-K                     22


SIGNATURES                                                            22


                     PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
March 31, 1998 are not necessarily indicative of the results that may be expected for the full year 1998.

CONSOLIDATED STATEMENTS OF INCOME
                                                              Three Months
                                                             Ended March 31
(Dollars in thousands except per share data)(Unaudited)<F1>  1998          1997
Interest Income
  Interest and fees on loans                           $    804,347 $    716,152
  Interest and dividends on investment securities
    Taxable interest                                        117,528      110,690
    Tax-exempt interest                                       8,644       10,650
    Dividends (1)                                            10,845        9,205
  Interest on funds sold                                     15,609       14,048
  Interest on deposits in other banks                           163          274
  Other interest                                              2,260        2,064
      Total interest income                                 959,396      863,083
Interest Expense
  Interest on deposits                                      284,512      276,964
  Interest on funds purchased                               100,555       77,707
  Interest on other short-term borrowings                    23,517       18,438
  Interest on long-term debt                                 61,392       27,498
      Total interest expense                                469,976      400,607
Net Interest Income                                         489,420      462,476
Provision for loan losses                                    28,626       26,190
Net interest income after provision for loan losses         460,794      436,286

Noninterest Income
  Trust income                                               93,099       78,370
  Service charges on deposit accounts                        62,140       59,742
  Other charges and fees                                     71,359       51,139
  Credit card fees                                           20,461       18,805
  Securities gains (losses)                                     910        1,391
  Other noninterest income                                   38,348       16,355
      Total noninterest income                              286,317      225,802

Noninterest Expense
  Salaries and other compensation                           235,058      202,408
  Employee benefits                                          34,375       32,382
  Net occupancy expense                                      33,072       32,530
  Equipment expense                                          32,007       30,147
  Operating supplies                                          8,967        9,601
  Marketing and customer development                         17,259       16,802
  Postage and delivery                                       10,795       11,338
  Outside processing and software                            21,957       14,888
  Other noninterest expense                                  77,574       63,908
      Total noninterest expense                             471,064      414,004
Income before income taxes                                  276,047      248,084
Provision for income taxes                                   95,173       87,028
      Net Income                                       $    180,874 $    161,056

Average common shares - diluted                         211,693,568  218,226,968
Average common shares - basic                           208,441,847  214,939,509
Net income per average common share - diluted          $       0.85 $       0.74
Net income per average common share - basic                    0.87         0.75
Dividends declared per common share                           0.250        0.225

(1) Includes dividends on common stock of
      The Coca-Cola Company                                   7,240        6,757

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                      March 31     December 31    March 31
(Dollars in thousands)(Unaudited)<F1>                   1998          1997          1997
Assets
  Cash and due from banks                          $  2,550,594  $  2,991,263  $  2,755,113
  Interest-bearing deposits in other banks               11,053        15,417        58,522
  Trading account                                       127,734       178,434       346,819
  Investment securities (1)                          12,003,611    11,729,298    10,747,319
  Funds sold                                          1,017,059       996,583     1,310,143

  Loans                                              41,264,007    40,135,505    36,428,048
  Reserve for loan losses                              (758,488)     (751,830)     (734,501)
      Net loans                                      40,505,519    39,383,675    35,693,547

  Premises and equipment                                969,490       964,169       944,314
  Intangible assets                                     429,727       292,370       277,216
  Customers' acceptance liability                       358,938       488,632       488,917
  Other assets                                        1,916,507       942,895     1,111,369
      Total assets                                 $ 59,890,232  $ 57,982,736  $ 53,733,279

Liabilities & Shareholders' Equity
  Noninterest-bearing deposits                     $  8,524,404  $  8,927,796  $  8,176,616
  Interest-bearing deposits                          28,220,179    29,269,732    28,484,693
      Total deposits                                 36,744,583    38,197,528    36,661,309
  Funds purchased                                     7,757,380     6,483,055     6,285,390
  Other short-term borrowings                         1,573,718     1,989,415     1,765,397
  Long-term debt                                      4,189,360     3,171,832     1,721,319
  Acceptances outstanding                               358,938       488,632       488,917
  Other liabilities                                   3,513,023     2,452,892     1,995,097
      Total liabilities                              54,137,002    52,783,354    48,917,429


  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued                                   -             -             -
  Common stock, $1.00 par value; 350,000,000
    shares authorized                                   213,108       211,608       225,608
  Additional paid in capital                            396,726       296,751       302,749
  Retained earnings                                   2,879,944     2,751,645     3,085,532
  Treasury stock and other                             (107,619)     (109,503)     (465,914)
      Realized shareholders' equity                   3,382,159     3,150,501     3,147,975
  Accumulated other comprehensive income              2,371,071     2,048,881     1,667,875
      Total shareholders' equity                      5,753,230     5,199,382     4,815,850
      Total liabilities and shareholders' equity   $ 59,890,232  $ 57,982,736  $ 53,733,279

Common shares outstanding                           211,521,440   209,909,204   215,889,057
Treasury shares of common stock                       1,586,617     1,698,853     9,719,000

(1) Includes unrealized gains (losses) on
      investment securities                        $  3,832,666  $  3,311,979  $  2,695,129


<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Three Months
                                                             Ended March 31
(Dollars in thousands)(Unaudited)<F1>                       1998          1997
Cash flows from operating activities:
 Net income                                            $   180,874   $   161,056
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                             41,683        36,878
  Provision for loan losses                                 28,626        26,190
  Provision for losses on other real estate                    478           536
  Amortization of compensation element of
   restricted stock                                          2,354         2,330
  Securities (gains) and losses, net                          (910)       (1,391)
  (Gains) and losses on sale of equipment, other
    real estate and repossessed assets, net                (22,543)       (5,856)
  Recognition of unearned loan income                      (21,272)      (58,310)
  Originations of loans for sale                          (776,188)     (675,643)
  Proceeds from sale of loans                              777,183       661,772
  Change in period-end balances of:
    Trading account                                         50,700      (266,442)
    Interest receivable                                    (18,296)       (3,743)
    Prepaid expenses                                       (41,578)      (22,647)
    Other assets                                          (891,608)     (254,489)
    Taxes payable                                           87,005        79,310
    Interest payable                                         1,057        (9,377)
    Other liabilities                                      775,991       182,456
    Net cash provided by (used in) operating activities    173,556      (147,370)

Cash flows from investing activities:
 Proceeds from maturities of investment securities         758,082       326,174
 Proceeds from sales of investment securities              147,780       320,484
 Purchases of investment securities                       (644,154)     (734,382)
 Net decrease (increase) in loans                       (1,121,844)     (965,931)
 Capital expenditures                                      (35,819)     (204,434)
 Proceeds from sale of equipment, other real estate
  and repossessed assets                                    10,562         2,369
 Net funds received in acquisitions                         13,420             -
 Other                                                     (20,638)       (7,503)
   Net cash used in investing activities                  (892,611)   (1,263,223)

Cash flows from financing activities:
 Net decrease in deposits                               (1,452,945)     (229,080)
 Net increase in funds purchased and
  other short-term borrowings                              847,025     1,135,134
 Proceeds from the issuance of long-term debt            1,274,131       240,798
 Repayment of long-term debt                              (256,603)      (84,820)
 Proceeds from the exercise of stock options                 1,029         2,722
 Payments to acquire treasury stock                        (65,564)     (254,574)
 Dividends paid                                            (52,575)      (48,424)
    Net cash provided by financing activities              294,498       761,756
Net decrease in cash and cash equivalents                 (424,557)     (648,837)
Cash and cash equivalents at beginning of period         4,003,263     4,772,615
Cash and cash equivalents at end of period             $ 3,578,706   $ 4,123,778

Supplemental Disclosure
Interest paid                                          $   471,033   $   391,230
Taxes paid                                                   9,142         7,286

<F1>See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                 Accumulated
                                                         Additional                  Treasury       Other
                                             Common       Paid in       Retained     Stock and   Comprehensive
(Dollars in thousands)(Unaudited)<F1>         Stock        Capital       Earnings     Other<F2>      Income        Total
Balance, January 1, 1997                   $  225,608    $  310,612    $2,972,900    $(230,918)   $1,601,778    $4,879,980
Net income                                          -             -       161,056            -             -       161,056
Cash dividends declared on common
   stock, $0.225 per share                          -             -       (48,424)           -             -       (48,424)
Proceeds from exercise of stock options             -        (8,973)            -       11,695             -         2,722
Acquisition of treasury stock                       -             -             -     (254,574)            -      (254,574)
Issuance of treasury stock for 401(k)               -         1,110             -        5,553             -         6,663
Issuance, net of forfeitures, of treasury
  stock as restricted stock                         -             -             -       (1,017)            -        (1,017)
Compensation element of restricted stock            -             -             -        1,017             -         1,017
Amortization of compensation element
   of restricted stock                              -             -             -        2,330             -         2,330
Change in unrealized gains (losses)
  on securities, net of taxes                       -             -             -            -        66,097        66,097
Balance, March 31, 1997                    $  225,608    $  302,749    $3,085,532    $(465,914)   $1,667,875    $4,815,850

Comprehensive Income  - March 31, 1997                                                                          $  227,153

Balance, January 1, 1998                   $  211,608    $  296,751    $2,751,645    $(109,503)   $2,048,881    $5,199,382
Net income                                          -             -       180,874            -             -       180,874
Cash dividends declared on common
   stock, $0.25 per share                           -             -       (52,575)           -             -       (52,575)
Proceeds from exercise of stock options             -        (9,794)            -       10,823             -         1,029
Issuance of common stock for acquisitions       1,500             -             -            -             -         1,500
Issuance of treasury stock for acquisition          -       109,268             -       47,257             -       156,525
Acquisition of treasury stock                       -             -             -      (65,564)            -       (65,564)
Issuance of treasury stock for 401(k)               -           280             -        7,235             -         7,515
Issuance, net of forfeitures, of treasury
  stock as restricted stock                         -           221             -        8,927             -         9,148
Compensation element of restricted stock            -             -             -       (9,148)            -        (9,148)
Amortization of compensation element
   of restricted stock                              -             -             -        2,354             -         2,354
Change in unrealized gains (losses)
  on securities, net of taxes                       -             -             -            -       322,190       322,190
Balance, March 31, 1998                    $  213,108    $  396,726    $2,879,944    $(107,619)   $2,371,071    $5,753,230

Comprehensive Income  - March 31, 1998                                                                          $  503,064

<F1>See notes to consolidated financial statements.
<F2>Balance at March 31, 1997 includes $419,796 for Treasury Stock and $46,118 for Deferred Compensation.
    Balance at March 31, 1998 includes $42,785 for Treasury Stock and $64,834 for Deferred Compensation.

            Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies
The consolidated interim financial statements of SunTrust Banks, Inc. ("SunTrust" or "The Company") are unaudited. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Recent Accounting Developments
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for annual and interim periods beginning after December 15, 1997. However, this statement is not required in interim financial statements in the initial year of its application. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The anticipated disclosure, when fully implemented, will provide required information by reportable operating segment using the current internal management reporting system which is prepared on a geographic basis.

During the first quarter of 1998, the American Institute to Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 is not expected to have a material effect on the Company's financial position or results of operations.

Note 3 - Derivative Financial Instruments
Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used for such purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings in the current period. It is not the Company's policy to hold derivatives that do not qualify as hedges. There has not been a material change in derivative related market risk this quarter.

Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives used for hedging purposes include swaps, forwards, futures, and purchased options. The fair values of derivative contracts are carried off-balance sheet and the unrealized gains and losses on these contracts are generally deferred. The interest component is recognized over the life of the contract in net interest income for derivatives used as hedges or those used to modify the interest rate characteristics of assets and liabilities. Upon contract settlement or termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the related asset or liability. If the underlying instrument is sold, the cumulative change in the value of the associated derivative is recognized immediately in the earnings of the underlying instrument.

Note 4 - Acquisitions
On September 26, 1997, the Company signed a definitive agreement to acquire Equitable Securities Corporation, a Nashville, Tennessee-based investment banking, securities brokerage and investment advisory firm. The merger, which was accounted for as a purchase, was completed on January 2, 1998, and the new subsidiary was renamed SunTrust Equitable Securities Corporation
(SESC). Consideration tendered, including contingently returnable shares, aggregated 2.3 million shares of the Company's common stock.

Note 5 - Comprehensive Income
Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale, net of income taxes.

Comprehensive income for the first quarter of 1998 and 1997 is calculated as follows:


COMPREHENSIVE INCOME


                                                     Before     Income    Net of
(Dollars in thousands)                                Tax        Tax        Tax
Unrealized gains (net) recognized in other
   comprehensive income:
      Quarter ended March 31, 1998                   $527,316   $205,126   $322,190
      Quarter ended March 31, 1997                   $108,178   $ 42,081   $ 66,097



(Dollars in thousands)                                  1998       1997
Amounts reported in net income:
   Gain on sale of securities                        $    910   $  1,391
   Net amortization (accretion)                          (280)      (400)
   Reclassification adjustment                            630        991
   Income tax expense                                    (245)      (385)
   Reclassification adjustment, net of tax                385        606
Amounts reported in other comprehensive income:
   Unrealized gain arising during period, net of tax  322,575     66,703
   Reclassification adjustment, net of tax               (385)      (606)
      Unrealized gains (net) recognized in
         other comprehensive income                   322,190     66,097
Net income                                            180,874    161,056
Total comprehensive income                           $503,064   $227,153

                                    Page 8

Note 6 - Earnings Per Share Reconciliation
In the calculation for basic and diluted EPS, net income is identical. Below is a reconciliation for the quarters ended March 31, 1998 and March 31, 1997 of the difference between average basic common shares outstanding and average diluted common shares outstanding.

Statement re: Computation of Per Share Earnings
(In thousands, except per share data)
                                      Three Months
                                      Ended March 31
                                       1998     1997
Basic

Net income                            $180,874 $161,056

Average common shares                  208,442  214,940

Earnings per common share - basic     $   0.87 $   0.75

Diluted

Net income                            $180,874 $161,056

Average common shares outstanding      208,442  214,940
Incremental shares outstanding <F1>:     3,252    3,287
Average diluted common shares          211,694  218,227

Earnings per common share - diluted   $   0.85 $   0.74

<F1>Includes the incremental effect of stock options and restricted stock outstanding computed under the treasury stock method.


                                        Three Months
                                       Ended March 31
(In thousands)                          1998     1997
Average common shares - basic          208,442  214,940
Effect of dilutive securities:
     Stock options                       1,635    1,510
     Performance restricted stock        1,617    1,777
Average common shares - diluted        211,694  218,227

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. is a multi-state bank holding company with its headquarters in Atlanta, Georgia. The Company's principal banking subsidiaries are SunTrust Banks of Florida, Inc., SunTrust Banks, of Georgia, Inc. and SunTrust Banks of Tennessee, Inc., all of which are bank holding companies in their respective states. Credit card services are provided through SunTrust BankCard, N.A. of Orlando, Florida.

SunTrust has several wholly owned nonbanking subsidiaries that are engaged in various businesses. They include SunTrust Mortgage, Inc., which originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Insurance Company operates as a reinsurer for credit life, accident and health insurance sold to loan customers of SunTrust. SunTrust Securities, Inc. engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Equitable Securities Corporation, which conducts various business activities including investment banking, securities brokerage, investment advisory services, raising equity capital, underwriting of debt issues and selling investment securities to corporations, institutions and government entities. SunTrust Personal Loans, Inc. operates as a consumer finance company. STI Credit Corporation operates as a leasing subsidiary, primarily for commercial customers. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.

SunTrust continues to believe that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of its systems and technology. There have not been any material changes since the annual report was filed.

SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The following analysis of the financial performance of SunTrust for the first quarter of 1998 should be read in conjunction with the financial statements, notes and other information contained in this document. The results of operations for the three months ended March 31, 1998 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record net income of $180.9 million for the first quarter of 1998, an increase of 12.3% compared with $161.1 million in the first quarter of 1997. Diluted earnings per share grew 14.9% to $0.85 from $0.74 in the same periods. The growth in net income resulted from increases in noninterest income and continued strong loan demand.

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                       Quarters
                                                       1998                       1997
                                                        1          4          3          2          1
Summary of Operations
 Interest and dividend income                       $   959.5  $   954.4  $   934.9  $   898.4  $   863.1
 Interest expense                                       470.0      469.0      458.1      428.7      400.6
 Net interest income                                    489.5      485.4      476.8      469.7      462.5
 Provision for loan losses                               28.6       32.6       29.0       29.2       26.2
 Net interest income after provision for loan losses    460.9      452.8      447.8      440.5      436.3
 Noninterest income                                     286.3      247.4      232.9      228.1      225.8
 Noninterest expense                                    471.1      433.9      424.4      413.3      414.0
 Income before provision for income taxes               276.1      266.3      256.3      255.3      248.1
 Provision for income taxes                              95.2       94.1       87.7       89.9       87.0
 Net income                                         $   180.9  $   172.2  $   168.6  $   165.4  $   161.1
 Net interest income (taxable equivalent)           $   497.5  $   494.1  $   485.7  $   479.2  $   472.0

Per common share
 Net income - diluted                               $    0.85  $    0.82  $    0.80  $    0.77  $    0.74
 Net income - basic                                      0.87       0.83       0.81       0.78       0.75
 Dividends declared                                     0.250      0.250      0.225      0.225      0.225
 Book value                                             27.20      24.77      23.63      24.21      22.31
 Common stock market price
  High                                                  77.44      75.25      70.44      59.00      54.75
  Low                                                   65.25      61.13      54.75      44.13      46.13
  Close                                                 75.38      71.38      67.94      55.06      46.38

Selected Average Balances
 Total assets                                       $58,368.4  $56,563.4  $55,060.2  $53,498.3  $51,906.5
 Earning assets                                      50,089.7   48,970.5   47,672.1   46,238.1   45,054.0
 Loans                                               40,526.4   39,230.1   37,898.9   37,000.9   35,894.2
 Total deposits                                      36,316.3   35,940.2   36,115.7   36,078.8   35,519.5
 Realized shareholders' equity                        3,356.6    3,150.0    3,127.6    3,128.2    3,229.2
 Total shareholders' equity                           5,410.8    5,006.0    5,090.4    5,007.8    4,966.6

 Common shares - diluted (thousands)                  211,694    210,554    211,671    213,572    218,227
 Common shares - basic (thousands)                    208,442    207,138    208,391    210,608    214,940

Financial Ratios
 ROA<F1>                                                 1.33 %     1.28 %     1.29 %     1.31 %     1.33 %
 ROE<F1>                                                21.85      21.69      21.38      21.21      20.23
 Net interest margin<F1>                                 4.03       4.00       4.04       4.16       4.25

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                       Quarter Ended
                                             March 31, 1998          December 31, 1997           September 30, 1997
                                       Average    Income/ Yields/ Average    Income/ Yields/ Average    Income/  Yields/
                                       Balances   Expense Rates   Balances   Expense Rates   Balances   Expense  Rates
Assets
Loans<F1>
  Taxable                              $39,835.4  $795.0  8.09 %  $38,531.7  $787.5  8.11 %  $37,205.4  $766.1  8.17 %
  Tax-exempt<F2>                           691.0    13.4  7.85        698.4    13.8  7.83        693.5    13.5  7.75
    Total loans                         40,526.4   808.4  8.09     39,230.1   801.3  8.10     37,898.9   779.6  8.16
Investment securities:
  Taxable                                7,643.8   128.4  6.81      7,681.3   129.6  6.69      7,679.8   128.8  6.66
  Tax-exempt<F2>                           607.4    12.6  8.46        653.1    13.8  8.37        689.3    14.7  8.46
    Total investment securities          8,251.2   141.0  6.93      8,334.4   143.4  6.82      8,369.1   143.5  6.80
Funds sold                               1,106.4    15.6  5.72      1,166.1    17.0  5.82      1,139.9    16.6  5.75
Other short-term investments<F2>           205.7     2.5  4.90        239.9     1.4  2.33        264.2     4.1  6.18
    Total earning assets                50,089.7   967.5  7.83     48,970.5   963.1  7.80     47,672.1   943.8  7.85
Reserve for loan losses                   (750.9)                    (745.1)                    (741.6)
Cash and due from banks                  2,356.1                    2,395.4                    2,238.7
Premises and equipment                     965.5                      958.0                      949.4
Other assets                             2,385.4                    1,985.6                    1,766.9
Unrealized gains(losses) on
  investment securities                  3,322.6                    2,999.0                    3,174.7
    Total assets                       $58,368.4                  $56,563.4                  $55,060.2

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,908.5  $ 74.0  2.75 %  $10,603.1  $ 72.9  2.73 %  $10,424.8  $ 71.6  2.73 %
  Savings                                5,239.9    46.8  3.62      5,184.4    47.2  3.61      5,202.2    47.1  3.59
  Consumer time                          6,877.9    88.9  5.24      6,976.0    92.1  5.24      6,946.6    91.2  5.21
  Other time<F3>                         5,388.3    74.8  5.63      5,374.8    76.2  5.62      6,084.9    86.0  5.61
    Total interest-bearing deposits     28,414.6   284.5  4.06     28,138.3   288.4  4.07     28,658.5   295.9  4.10
Funds purchased                          7,655.0   100.6  5.33      7,593.4   102.7  5.36      6,440.0    86.9  5.36
Other short-term borrowings              1,671.2    23.5  5.71      1,935.4    20.6  4.23      1,906.4    27.7  5.75
Long-term debt                           3,898.8    61.4  6.39      3,073.2    57.3  7.40      2,826.0    47.6  6.68
    Total interest-bearing liabilities  41,639.6   470.0  4.58     40,740.3   469.0  4.57     39,830.9   458.1  4.56
Noninterest-bearing deposits             7,901.7                    7,801.9                    7,457.2
Other liabilities                        3,416.3                    3,015.2                    2,681.7
Realized shareholders' equity            3,356.6                    3,150.0                    3,127.6
Accumulated other
  comprehensive income                   2,054.2                    1,856.0                    1,962.8
    Total liabilities and
     shareholders' equity              $58,368.4                  $56,563.4                  $55,060.2

Interest rate spread                                      3.25 %                     3.23 %                     3.29 %

Net Interest Income                               $497.5                     $494.1                     $485.7

Net Interest Margin                                       4.03 %                     4.00 %                     4.04 %

<F1>Interest income includes loan fees of $25.8, $26.2, $26.5, $24.1 and $23.2 in the quarters ended March 31, 1998, and December 31, September 30, June 30, and March 31, 1997. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2>Interest income includes the effects of taxable-equivalent adjustments
    (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $8.0, $8.7, $8.9, $9.5 and $9.5 in the quarters ended March 31, 1998, and December 31, September 30, June 30, and March 31, 1997.
<F3>Interest rate swap transactions used to help balance the Company's interest-sensitivity position increased interest expense by $0.8 in the quarter ended March 31, 1998, and $1.3, $1.2, $0.8 and $0.4 in the quarters ended December 31, September 30, June 30, and March 31, 1997. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.57% and 4.03%, 5.52% and 4.01%, 5.53% and 4.05%, 5.52%
    and 4.16%, and 5.38% and 4.25%, respectively.


TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)

                                             June 30, 1997             March 31, 1997
                                       Average    Income/ Yields/ Average    Income/ Yields/
                                       Balances   Expense Rates   Balances   Expense Rates
Assets
Loans<F1>
  Taxable                              $36,296.5  $738.0  8.16 %  $35,193.9  $707.2  8.15 %
  Tax-exempt<F2>                           704.4    14.0  7.95        700.3    13.4  7.77
    Total loans                         37,000.9   752.0  8.15     35,894.2   720.6  8.14
Investment securities:
  Taxable                                7,412.5   123.7  6.69      7,275.6   119.9  6.68
  Tax-exempt<F2>                           708.5    15.1  8.57        731.1    15.7  8.70
    Total investment securities          8,121.0   138.8  6.85      8,006.7   135.6  6.87
Funds sold                                 845.5    13.3  6.27        969.4    14.0  5.88
Other short-term investments<F2>           270.7     3.8  5.69        183.7     2.4  5.24
    Total earning assets                46,238.1   907.9  7.88     45,054.0   872.6  7.85
Reserve for loan losses                   (733.5)                    (728.1)
Cash and due from banks                  2,197.8                    2,259.8
Premises and equipment                     945.0                      885.4
Other assets                             1,813.8                    1,629.2
Unrealized gains(losses) on
  investment securities                  3,037.1                    2,806.2
    Total assets                       $53,498.3                  $51,906.5

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,494.5  $ 71.2  2.72 %  $10,489.4  $ 71.0  2.75 %
  Savings                                5,297.6    47.4  3.59      5,403.2    47.8  3.59
  Consumer time                          7,016.1    90.6  5.18      7,050.2    89.5  5.15
  Other time<F3>                         5,808.1    80.7  5.58      5,142.7    68.7  5.41
    Total interest-bearing deposits     28,616.3   289.9  4.06     28,085.5   277.0  4.00
Funds purchased                          5,827.0    77.8  5.35      6,108.1    77.7  5.16
Other short-term borrowings              1,762.1    24.9  5.66      1,358.9    18.4  5.50
Long-term debt                           2,191.7    36.1  6.61      1,659.0    27.5  6.72
    Total interest-bearing liabilities  38,397.1   428.7  4.48     37,211.5   400.6  4.37
Noninterest-bearing deposits             7,462.5                    7,434.0
Other liabilities                        2,630.9                    2,294.4
Realized shareholders' equity            3,128.2                    3,229.2
Accumulated other
  comprehensive income                   1,879.6                    1,737.4
    Total liabilities and
     shareholders' equity              $53,498.3                  $51,906.5

Interest rate spread                                      3.40 %                     3.48 %

Net Interest Income                               $479.2                     $472.0

Net Interest Margin                                       4.16 %                     4.25 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

Net Interest Income/Margins. The Company's net interest margin of 4.03% for the first quarter of 1998 was 22 basis points lower than the first quarter of last year. The rate on earning assets was 7.83% in the first quarter of 1998 and 7.85% in the first quarter of 1997. At the same time, the rate on interest bearing liabilities increased 21 basis points due to the increased use of purchased funds.

      Interest income which the Company was unable to recognize on nonperforming loans in the first three months of 1998 had a negative impact of 1 basis point on the net interest margin as compared to 3 basis points in the first three months 1997. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.


Noninterest Income. Noninterest income in the first three months of 1998, adjusted to exclude the effect of securities gains (losses), increased $61.0 million, or 27.2%, from the comparable period a year ago. SunTrust Equitable Securities Corporation (SESC), which was acquired on January 2, 1998, accounted for $16.1 million of the increase. Trust income, the Company's largest source of noninterest income, increased $14.7 million, or 18.8%, over the same period. Mortgage fees increased $8.3 million, or 89.8% over the same period due to higher volume in our mortgage banking business. The increase in loan volume is due to the increase in new home sales and refinancing activity as long term interest rates have declined in the past year.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                          Quarters
                                               1998                   1997
                                                 1        4        3        2        1
Trust income                                  $ 93.1   $ 82.5   $ 79.0   $ 78.7   $ 78.4
Service charges on deposit accounts             62.1     63.8     62.4     61.9     59.7
Corporate and institutional investment income   10.9      6.4      8.6      4.6      5.0
Retail investment income                        10.4      8.4      8.3      8.5      8.0
Credit card fees                                20.5     18.9     17.5     18.4     18.8
Mortgage fees                                   17.5     13.6     12.2     10.9      9.2
Other charges and fees                          32.6     28.0     27.2     29.5     29.0
Securities gains (losses)                        0.9      0.4      0.1     (0.4)     1.4
Trading account profits and commissions         11.0      5.2      4.0      4.8      4.0
Other income                                    27.3     20.2     13.6     11.2     12.3
  Total noninterest income                    $286.3   $247.4   $232.9   $228.1   $225.8

Noninterest Expense. Noninterest expense increased $57.1 million, or 13.8% in the first quarter of 1998 compared to the same period last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased $34.6 million, or 14.8% over the earlier period. The SESC acquisition accounted for $13.6 million, or 23.8% of the total increase in noninterest expense. The increase in other noninterest expense of $9.3 million, or 23.1% is due to expenditures made in connection with various projects to stimulate business growth and development. The efficiency ratio increased from 59.3% in the first quarter of 1997 to 60.1% in the first quarter of 1998. Various growth projects accounted for the increase with most of the change due to the acquisition of SESC. After adjusting for the purchase of SESC, the efficiency ratio for the first quarter would have been 59.6%.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                               Quarters
                                    1998                  1997
                                     1        4        3        2        1
Salaries                           $183.8   $178.7   $175.2   $169.8   $167.0
Other compensation                   51.2     42.9     39.2     36.0     35.4
Employee benefits                    34.4     22.0     27.5     29.5     32.4
Net occupancy expense                33.1     30.9     30.9     32.5     32.5
Equipment expense                    32.0     29.6     30.7     30.3     30.1
FDIC premiums                         1.3      1.3      1.3      1.4      1.8
Marketing and customer development   17.3     19.2     15.9     16.9     16.8
Postage and delivery                 10.8     10.7     10.1     10.5     11.3
Operating supplies                    9.0      9.8      8.7      9.1      9.6
Other real estate expense            (2.4)    (5.8)    (3.1)    (1.3)    (1.2)
Communications                        9.9      8.7      8.9      8.6      9.1
Consulting and legal                  7.3      9.3      8.1      5.4      5.7
Amortization of intangible assets    11.2     10.0      8.3      8.0      7.7
Outside processing and software      22.0     19.4     18.0     16.1     14.9
Other expense                        50.2     47.2     44.7     40.5     40.9
  Total noninterest expense        $471.1   $433.9   $424.4   $413.3   $414.0

Efficiency ratio                     60.1 %   58.5 %   59.1 %   58.4 %   59.3 %


Provision for Loan Losses. The Company increased the provision for loan losses in the first quarter of 1998 to $28.6 million from $26.2 million in the same period last year, the provision exceeded net charge-offs by $6.7 million. Net loan charge-offs were $21.9 million in the first three months of this year, representing 0.22% of average loans. The comparable net charge-off amount in 1997 was $17.5 million or 0.20% of average loans. The Company's reserve for loan losses totaled $758.5 million at March 31, 1998, which was 1.84% of quarter-end loans and 580% of total nonperforming loans. These ratios at December 31, 1997 were 1.87% and 587% and at March 31, 1997 were 2.02% and 385%.
                                    Page 15

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                           Quarters
                                          1998                          1997
                                            1           4             3            2           1
Reserve for Loan Losses
  Balances - beginning of quarter     $   751.8    $   747.1    $   739.8    $   734.5    $   725.8
  Provision for loan losses                28.6         32.6         29.0         29.2         26.2

  Charge-offs:
      Commercial                           (4.8)        (7.2)        (6.8)        (4.7)        (4.8)
      Real estate:
        Construction                       (0.1)        (0.4)        (1.3)        (0.5)        (0.1)
        Residential mortgages              (1.6)        (2.6)        (2.0)        (1.5)        (1.1)
        Other                              (0.9)        (2.5)        (1.3)        (1.8)        (1.4)
      Lease financing                      (1.1)        (0.6)        (0.4)        (0.3)        (0.3)
      Credit card                         (15.1)       (13.4)       (13.2)       (12.5)       (11.6)
      Other consumer loans                (12.3)       (14.8)       (12.4)       (14.0)       (12.7)
      Total charge-offs                   (35.9)       (41.5)       (37.4)       (35.3)       (32.0)

  Recoveries:
      Commercial                            3.9          4.9          4.3          2.5          4.6
      Real estate:
        Construction                        0.1          0.7          1.0            -          0.1
        Residential mortgages               0.3          0.4          0.2          0.4          0.6
        Other                               2.2          1.0          2.6          1.1          1.3
      Lease financing                       0.2          0.1          0.2          0.1          0.1
      Credit card                           1.8          1.6          2.0          1.8          2.4
      Other consumer loans                  5.5          4.9          5.4          5.5          5.4
      Total recoveries                     14.0         13.6         15.7         11.4         14.5
      Net charge-offs                     (21.9)       (27.9)       (21.7)       (23.9)       (17.5)
  Balance - end of quarter            $   758.5    $   751.8    $   747.1    $   739.8    $   734.5

Quarter-end loans outstanding:
  Domestic                            $41,001.9    $39,875.7    $38,185.3    $37,382.9    $36,148.1
  International                           262.1        259.8        290.2        301.4        279.9
    Total                             $41,264.0    $40,135.5    $38,475.5    $37,684.3    $36,428.0

Ratio of reserve to quarter-end loans      1.84 %       1.87 %       1.94 %       1.96 %       2.02 %
Average loans                         $40,526.4    $39,230.1    $37,898.9    $37,000.9    $35,894.2
Ratio of net charge-offs (annualized)
  to average loans                         0.22 %       0.28 %       0.23 %       0.26 %       0.20 %

                                    Page 16

TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                         1998                       1997
                                       March 31 December 31 September 30  June 30   March 31
Nonperforming Assets
 Nonaccrual loans:
   Commercial                            $ 20.6     $ 20.9     $ 35.2     $ 29.1     $ 36.5
   Real Estate:
    Construction                            2.9        1.8        2.8       12.6       13.6
    Residential mortgages                  52.0       49.7       57.8       54.8       59.5
    Other                                  42.6       41.2       47.1       55.0       59.9
   Lease financing                          2.3        3.0        0.7        1.0        1.3
   Consumer loans                           7.6        8.8        8.7        8.5       10.2
    Total nonaccrual loans                128.0      125.4      152.3      161.0      181.0
 Restructured loans                         2.7        2.7        2.7       11.0        9.9
    Total nonperforming loans             130.7      128.1      155.0      172.0      190.9
 Other real estate owned                   31.4       22.5       35.7       41.9       43.9
    Total Nonperforming Assets           $162.1     $150.6     $190.7     $213.9     $234.8

Ratios:
 Nonperforming loans to total loans        0.32 %     0.32 %     0.40 %     0.46 %     0.52 %
 Nonperforming assets to total loans
  plus other real estate owned             0.39       0.37       0.50       0.57       0.64
 Reserve to nonperforming loans           580.4      586.9      482.0      430.1      384.7

Accruing Loans Past Due 90 Days or More  $ 43.3     $ 40.8     $ 41.4     $ 25.9     $ 33.9


Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets have increased 7.6%, or $11.5 million since December 31, 1997 and decreased 31.0%, or $72.7 million since March 31, 1997. Included in nonperforming loans at March 31, 1998 are loans aggregating $14.2 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments. In management's opinion, all known material potential problem loans are included in Table 6.
	Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first three months of 1998, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1998, if all such loans had been accruing interest at the original contractual rate, was $3.1 million. Interest income recognized in the three months ended March 31, 1998 on all such nonperforming loans at March 31, 1998, was $1.8 million.

Table 7 - Loan Portfolio by Types of Loans (in millions)
                            1998                          1997
                          March 31   December 31 September 30  June 30    March 31
Commercial:
  Domestic                $15,165.7   $14,139.9   $12,968.2   $12,668.3   $12,267.0
  International               249.6       247.4       278.0       289.9       268.4
Real estate:
  Construction              1,451.8     1,442.6     1,400.7     1,411.2     1,416.5
  Residential mortgages    13,195.2    12,992.9    12,726.3    12,326.0    11,839.2
  Other                     4,820.5     4,778.7     4,766.4     4,751.7     4,656.1
Lease financing               783.1       725.7       663.6       632.3       607.9
Credit card                   982.7     1,041.3     1,022.5       993.9       904.9
Other consumer loans        4,615.4     4,767.0     4,649.8     4,611.0     4,468.0
  Loans                   $41,264.0   $40,135.5   $38,475.5   $37,684.3   $36,428.0

Loans. During the first three months of 1998, average loans increased 12.9% over the same period a year ago. Since the first quarter of 1997, the two loan categories experiencing significant growth were 1-4 family residential mortgage loans (most of which are variable rate loans) and domestic commercial loans. The average loan to deposit ratio was 111.6% in the first quarter of 1998 compared with 101.1% in the same period of 1997.
        At March 31, 1998, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, net of write-downs totaled $272.4 million, a decrease of 4.9% from $286.4 million at December 31, 1997.

Income Taxes. The provision for income taxes was $95.2 million in the first quarter of 1998 compared to $87.0 million in the same period last year. This represented a 34% effective tax rate in the first quarter of 1998 and an effective tax rate of 35% in the same quarter last year.

Investment Securities. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield increased from an average of 6.87% in the first quarter of 1997 to 6.93% in the first quarter of this year. The portfolio size (measured at amortized cost) decreased by $270 million during the first quarter to $7.9 billion at quarter end. The average life of the portfolio was approximately 1.7 years at March 31, 1998. At March 31, 1998, approximately 22% of the portfolio consisted of U.S. Treasury securities, 8% U.S. government agency securities, 53% mortgage-backed securities, 9% trust preferred securities and 8% municipal securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At March 31, 1998, the carrying value of the securities portfolio was $3.8 billion over its amortized cost, consisting mostly of a $3.7 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. Liquidity is enhanced by an investment portfolio structured to provide liquidity as needed. It is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for subsidiary banks who are FHLB members.
        Average total deposits for the first three months of 1998 increased
$.8 billion, or 2.2%, over the same period a year ago. Interest-bearing deposits represented 78.2% of average deposits for the first three months of 1998, compared to 79.1% for the same period in 1997. In the first quarter of 1998, average net purchased funds (average funds purchased less average funds sold) increased $1.4 billion over the same period in 1997. Net purchased funds were 13.1% of average earning assets for the first three months of 1998 as compared to 11.4% in the same period a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate the Company's exposure to interest rate risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of March 31, 1998 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                               Average     Average    Average
(Dollars in millions)    Notional      Fair    Maturity      Rate       Rate
At March 31, 1998         Value       Value    In Months     Paid     Received
Gain position:
  Receive fixed          $  717.1      $38.4       84.2       5.75 %     6.87 %
  Pay fixed                  99.8        1.3       14.1       5.45       5.43
  Basis swaps               250.0        0.6       13.8       5.41       5.68
  Total gain position     1,066.9       40.3
Loss position:
  Receive fixed           1,173.0       (2.0)       3.4       5.69       5.37
  Pay fixed                 768.0       (8.7)      43.3       6.32       5.69
  Basis swaps               750.0       (3.3)      28.0       5.37       5.62
  Total loss position     2,691.0      (14.0)
    Total                $3,757.9      $26.3

The swaps are designated as hedges on investments, deposits and other interest-bearing liabilities. During the three months ended March 31, 1998, hedge swaps decreased net interest income by $0.8 million, compared with a $0.4 million decrease in the corresponding 1997 period.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                   1998                            1997
                                                 March 31   December 31 September 30  June 30    March 31
Tier 1 capital:
  Realized shareholders' equity                  $ 3,382.2   $ 3,150.5   $ 3,110.8   $ 3,075.8   $ 3,146.9
  Trust preferred securities                         850.0       600.0       600.0       600.0           -
  Intangible assets other than servicing rights     (429.9)     (292.4)     (285.8)     (275.3)     (277.2)
    Total Tier 1 capital                           3,802.3     3,458.1     3,425.0     3,400.5     2,869.7
Tier 2 capital:
  Allowable reserve for loan losses                  624.3       600.1       567.1       561.0       526.3
  Allowable long-term debt                           950.0       950.0     1,055.1       958.2       858.2
  Regulatory adjustment                            1,119.4       965.6           -           -           -
    Total Tier 2 capital                           2,693.7     2,515.7     1,622.2     1,519.2     1,384.5
    Total capital                                $ 6,496.0   $ 5,973.8   $ 5,047.2   $ 4,919.7   $ 4,254.2

Risk-weighted assets                             $49,808.9   $47,856.6   $45,184.8   $44,703.9   $41,900.0
Risk-based ratios:
  Tier 1 capital                                      7.63 %      7.22 %      7.58 %      7.60 %      6.84 %
  Total capital                                      13.04       12.48       11.17       11.00       10.15
Tier 1 leverage ratio                                 6.94        6.49        6.63        6.77        5.89
Total shareholders' equity to assets                  9.61        8.97        9.00        9.27        8.96

Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
        Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%.
        The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Regulator's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio
of 5%.   Under regulations proposed in 1997, a portion of the unrealized gains on equity securities are included in the Tier 2 capital calculation. At March 31, 1998, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.63%, 13.04% and 6.94%, respectively. SunTrust is committed to maintaining well capitalized banks.
        In April 1997, the Board of Directors authorized the Company to repurchase up to 15,000,000 shares of SunTrust common stock. At March 31, 1998, the Company had 12,154,894 shares remaining to be repurchased under this authorization.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                         SunTrust Banks     SunTrust Banks       SunTrust Banks
                                         of Florida, Inc.   of Georgia, Inc.   of Tennessee, Inc.
                                           1998     1997      1998     1997       1998      1997
Summary of Operations<F1>
 Net interest income (FTE)                $ 256.7  $ 248.3   $ 171.1  $ 157.5     $ 73.9   $ 72.7
 Provision for loan losses                    8.1      9.6       5.5      4.5        1.7      2.3
 Trust income                                43.0     38.4      34.6     28.5       11.1      9.7
 Other noninterest income                    93.1     74.2      54.8     47.0       23.7     19.9
 Personnel expense                           91.1     85.9      60.1     56.1       28.3     27.5
 Other noninterest expense                  133.9    123.7      83.5     71.0       34.4     29.9
 Net income                                  99.1     87.1      72.3     65.6       27.3     26.3

Selected Average Balances<F1>
 Total assets                              27,346   24,755    22,045   20,328      7,941    7,421
 Earning assets                            25,719   23,254    17,342   15,987      7,612    7,152
 Loans                                     19,629   17,567    14,421   12,607      5,996    5,538
 Total deposits                            18,831   18,446    11,516   11,376      6,041    5,736
 Realized shareholders' equity              2,171    2,044     1,571    1,413        629      584

At March 31
 Total assets                              27,825   25,319    22,886   20,786      8,059    7,456
 Earning assets                            25,986   23,403    17,661   16,456      7,711    7,137
 Loans                                     19,819   17,690    14,748   13,007      6,117    5,589
 Reserve for loan losses                      386      375       202      198        109      114
 Total deposits                            19,363   18,783    11,365   12,070      6,036    5,879
 Realized shareholders' equity              2,217    2,092     1,595    1,473        640      603
 Total shareholders' equity                 2,238    2,087     3,915    3,136        646      604

Credit Quality
 Net loan charge-offs<F1>                     2.0      3.7       4.6      2.4        2.0      2.1
 Nonperforming loans<F2>                     79.2    114.5      39.2     54.3       11.9     21.9
 Other real estate owned<F2>                 12.2     25.7       2.8      4.9       16.4     13.0

Ratios
 ROA<F3>                                     1.47 %   1.43 %    1.56 %   1.51 %     1.39 %   1.44 %
 ROE<F3>                                    18.51    17.29     18.66    18.82      17.54    18.24
 Net interest margin<F3>                     4.05     4.33      4.00     4.00       3.93     4.12
 Efficiency ratio<F3>                       57.26    58.05     55.14    54.56      57.79    56.14
 Total shareholders' equity/assets<F2>       8.04     8.24     17.11    15.09       8.02     8.10
 Net loan charge-offs to average loans<F3>   0.04     0.09      0.13     0.08       0.14     0.15
 Nonperforming loans to total loans<F2>      0.41     0.66      0.27     0.42       0.20     0.40
 Nonperforming assets to total loans plus
  other real estate owned<F2>                0.47     0.81      0.29     0.46       0.47     0.64
 Reserve to loans<F2>                        1.99     2.18      1.39     1.54       1.83     2.09
 Reserve to nonperforming loans<F2>         486.7    327.7     514.7    364.2      917.7    520.6

<F1>For the three month period ended March 31.
<F2>At March 31.
<F3>Annualized for the first three months.

                         PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS
                 None

         ITEM 2. CHANGES IN SECURITIES
                 None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES
                 None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 The annual meeting of shareholders of the Registrant was held on April 21, 1998. At the meeting, the following individuals were elected directors of the Registrant: Summerfield K. Johnston, Jr., Larry L. Prince, R. Randall Rollins, James B. Williams and M. Douglas Ivester. Votes for ranged from 181,064,933 to 181,603,794 and votes withheld ranged from 1,996,464 to 2,535,325. J. Hyatt Brown, Alston D. Correll, David H. Hughes, Scott L. Probasco, Jr., A.W. Dahlberg, L. Phillip Humann and Joseph L. Lanier, Jr. will continue as directors of the Registrant.

                 The shareholders also approved: (i) the Company's Amendment to Articles of Incorporation to increase the number of authorized common shares outstanding from 350 million shares to 500 million shares. 177,948,161 shares voted for, 4,386,825 voted against and 1,265,272 abstained from approval of the amendment and (ii) ratification of the selection of Arthur Andersen LLP as independent auditors to audit the financial statement of the Company for 1998. 182,292,366 shares voted for, 583,751 shares voted against and 724,141 abstained from ratification.

         ITEM 5. OTHER INFORMATION
                 None

         ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K

                 A. Exhibits
                    Exhibit 3.1  Articles of Incorporation as Amended
                 B. Reports on Form 8-K
                    None
                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of May, 1998.

                                SunTrust Banks, Inc.
                                    (Registrant)

                                /s/ W.P. O'Halloran
                               William P. O'Halloran
                        Senior Vice President and Controller
                            (Chief Accounting Officer)