Form 10-Q
period 1998-06-30
SUNTRUST BANKS INC
filed 1998-08-11
CIK 750556

                               FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


               For the Quarterly Period Ended June 30, 1998
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

                            Yes  __X__      No _____

At July 31, 1998, 208,887,527 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                              TABLE OF CONTENTS


PART  I    FINANCIAL INFORMATION                                     Page


         Item 1. Financial Statements (Unaudited)

                 Consolidated Statements of Income                     3
                 Consolidated Balance Sheets                           4
                 Consolidated Statements of Cash Flows                 5
                 Consolidated Statements of Stockholders' Equity       6


         Item 2. Management's Discussion and Analysis of

                 Financial Condition and Results of Operations       12-23


PART  II   OTHER INFORMATION



         Item 1. Legal Proceedings                                    24


         Item 2. Changes in Securities                                24


         Item 3. Defaults Upon Senior Securities                      24


         Item 4. Submission of Matters to a Vote of Security Holders  24


         Item 5. Other Information                                    24


         Item 6. Exhibits and Reports on Form 8-K                     24


SIGNATURES                                                            24



PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year 1998.

CONSOLIDATED STATEMENTS OF INCOME
                                                               Three Months                   Six Months
                                                              Ended June 30                 Ended June 30
(Dollars in thousands except per share data)              1998            1997           1998           1997
(Unaudited)
Interest Income
  Interest and fees on loans                        $    820,744   $    747,526    $  1,625,088   $  1,463,678
  Interest and dividends on investment
   securities
    Taxable interest                                     118,884        114,279         236,412        224,969
    Tax-exempt interest                                    8,472         10,278          17,116         20,928
    Dividends <1>                                         10,297          9,371          21,142         18,576
  Interest on funds sold                                  14,904         13,207          30,516         27,255
  Interest on deposits in other banks                        128            143             291            417
  Other interest                                           2,355          3,637           4,615          5,701
      Total interest income                              975,784        898,441       1,935,180      1,761,524
Interest Expense
  Interest on deposits                                   283,800        289,934         568,307        566,898
  Interest on funds purchased                            107,183         77,738         207,741        155,445
  Interest on other short-term borrowings                 22,256         24,877          45,775         43,315
  Interest on long-term debt                              65,671         36,133         127,063         63,631
      Total interest expense                             478,910        428,682         948,886        829,289
Net Interest Income                                      496,874        469,759         986,294        932,235
Provision for loan losses                                 33,430         29,246          62,056         55,436
Net interest income after provision for loan losses      463,444        440,513         924,238        876,799

Noninterest Income
  Trust income                                            95,369         78,692         188,468        157,062
  Service charges on deposit accounts                     62,706         61,890         124,846        121,632
  Credit card fees                                        21,727         18,384          42,188         37,189
  Corporate and institutional investment income           13,329          4,596          24,247          9,570
  Retail investment income                                12,796          8,473          23,165         16,481
  Trading account profits and commissions                 10,861          4,848          21,889          8,817
  Securities gains (losses)                                1,962           (362)          2,872          1,029
  Other charges and fees                                  52,766         40,455         102,838         78,612
  Other noninterest income                                25,372         11,125          52,692         23,511
      Total noninterest income                           296,888        228,101         583,205        453,903

Noninterest Expense
  Salaries and other compensation                        249,561        205,741         484,619        408,149
  Employee benefits                                       30,201         29,476          64,576         61,858
  Net occupancy expense                                   32,955         32,428          66,027         64,958
  Equipment expense                                       31,388         30,291          63,395         60,438
  Outside processing and software                         21,466         16,154          43,423         31,042
  Marketing and customer development                      18,586         16,850          35,845         33,652
  Postage and delivery                                    10,553         10,455          21,348         21,793
  Other noninterest expense                               88,118         71,950         174,659        145,459
      Total noninterest expense                          482,828        413,345         953,892        827,349
Income before income taxes                               277,504        255,269         553,551        503,353
Provision for income taxes                                92,515         89,833         187,688        176,861
      Net Income                                    $    184,989   $    165,436    $    365,863   $    326,492

Average common shares - diluted                      210,683,895    213,571,707     211,185,942    215,886,478
Average common shares - basic                        207,335,355    210,608,429     207,885,545    212,762,005
Net income per average common share - diluted       $       0.88   $       0.77    $       1.73   $       1.51
Net income per average common share - basic                 0.89           0.78            1.76           1.53
Dividends declared per common share                        0.250          0.225           0.500          0.450

<1>Includes dividends on common stock of
      The Coca-Cola Company                                6,878          6,757          14,480         13,515

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                              June 30     December 31      June 30
(Dollars in thousands)(Unaudited)<F1>          1998          1997           1997
Assets
  Cash and due from banks                  $  3,018,148  $  2,991,263   $  2,631,506
   Trading account                              172,689       178,434        372,049
   Investment securities <1>                 12,791,021    11,729,298     11,776,991
   Funds sold                                 1,163,721     1,012,000        805,644

   Loans                                     41,647,269    40,135,505     37,684,289
   Reserve for loan losses                     (762,582)     (751,830)      (739,776)
      Net loans                              40,884,687    39,383,675     36,944,513

  Premises and equipment                        986,501       964,169        947,783
  Intangible assets                             438,194       292,370        275,265
  Customers' acceptance liability               381,339       488,632        458,889
  Other assets                                1,557,103       942,895      1,250,164
      Total assets                         $ 61,393,403  $ 57,982,736   $ 55,462,804

Liabilities & Shareholders' Equity
  Noninterest-bearing deposits             $  9,066,213  $  8,927,796   $  8,348,012
  Interest-bearing deposits                  27,916,371    29,269,732     27,484,866
      Total deposits                         36,982,584    38,197,528     35,832,878
  Funds purchased                             7,992,582     6,483,055      7,154,594
  Other short-term borrowings                 2,151,846     1,989,415      1,832,422
  Long-term debt                              4,547,860     3,171,832      2,699,169
  Acceptances outstanding                       381,339       488,632        458,889
  Other liabilities                           3,425,563     2,452,892      2,344,198
      Total liabilities                      55,481,774    52,783,354     50,322,150


  Preferred stock,no par value; 50,000,000
   shares authorized; none issued                     -             -              -
  Common stock, $1.00 par value;
   500,000,000 shares authorized                213,108       211,608        216,608
  Additional paid in capital                    392,598       296,751        300,281
  Retained earnings                           3,012,629     2,751,645      2,790,242
  Treasury stock and other                     (326,058)     (109,503)      (230,532)
      Realized shareholders' equity           3,292,277     3,150,501      3,076,599
  Accumulated other comprehensive income      2,619,352     2,048,881      2,064,055
      Total shareholders' equity              5,911,629     5,199,382      5,140,654
      Total liabilities and shareholders'  $ 61,393,403  $ 57,982,736   $ 55,462,804

Common shares outstanding                   208,713,567   209,909,204    212,332,818
Treasury shares of common stock               4,394,490     1,698,853      4,275,239

<1>Includes unrealized gains (losses) on
      investment securities                $  4,233,962  $  3,311,979   $  3,336,432


<F1>See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 Six Months
                                                                Ended June 30
(Dollars in thousands)(Unaudited)<F1>                        1998            1997
Cash flows from operating activities:
 Net income                                          $     365,863   $     326,491
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Net depreciation, amortization and accretion          86,334          75,528
      Provision for loan losses                             62,056          55,436
      Provision for losses on other real estate              1,857           1,056
      Amortization of compensation element of
      restricted stock                                       5,155           4,448
     Securities (gains) and losses, net                     (2,872)         (1,029)
      Net gain on sales of non-interest earning asset      (11,476)        (11,953)
      Net increase in loans held for sale                 (328,627)       (120,333)
      Changes due to:
        Trading account                                      5,745        (291,672)
        Interest receivable                                (18,938)        (40,456)
        Prepaid expenses                                   (59,494)        (53,175)
        Other assets                                      (621,628)       (331,345)
        Taxes payable                                       69,940          40,494
        Interest payable                                     6,937          27,549
        Other liabilities                                  544,282         289,678
        Net cash provided by (used in) operating
         activities                                        105,134         (29,283)

Cash flows from investing activities:
  Proceeds from maturities of investment securities      1,496,369         570,845
  Proceeds from sales of investment securities             531,150         520,707
  Purchases of investment securities                    (2,164,127)     (1,568,041)
  Net increase in loans                                 (1,226,319)     (2,191,774)
  Capital expenditures                                     (67,718)       (236,382)
  Proceeds form sales of  non-interest earning assets       17,877           5,870
  Net funds received in acquisitions                        13,420               -
  Loan recoveries                                           26,927          25,864
  Other                                                          -         (47,918)
    Net cash used in investing activities               (1,372,421)     (2,920,829)

Cash flows from financing activities:
  Net decrease in deposits                              (1,214,944)     (1,057,511)
  Net increase  in funds purchased and other
   short-term borrowings                                 1,671,958       2,071,363
  Proceeds from the issuance of long-term debt           1,637,611       1,310,813
  Repayment of long-term debt                             (261,583)       (176,985)
  Proceeds from issuance of treasury stock                  10,319          11,676
  Payments to acquire treasury stock                      (292,589)       (448,401)
  Dividends paid                                          (104,879)        (96,308)
    Net cash provided by financing activities            1,445,893       1,614,647
Net increase (decrease) in cash and cash equivalents       178,606      (1,335,465)
Cash and cash equivalents at beginning of period         4,003,263       4,772,615
Cash and cash equivalents at end of period           $   4,181,869   $   3,437,150

Supplemental Disclosure
Interest paid                                        $     955,823   $     856,838
Taxes paid                                                 108,344         137,935

<F1>See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                   Accumulated
                                                          Additional                   Treasury       Other
                                              Common        Paid in     Retained      Stock and   Comprehensive
(Dollars in thousands)(Unaudited)<F1>         Stock         Capital     Earnings      Other<F2>      Income        Total
Balance, January 1, 1997                    $  225,608    $  310,612  $2,972,900      $(230,918)   $1,601,778  $4,879,980
Net income                                           -             -     326,492              -             -     326,492
Cash dividends declared on common
  stock, $0.450 per share                            -             -     (96,308)             -             -     (96,308)
Proceeds from exercise of stock options              -       (12,629)          -         17,024             -       4,395
Acquisition of treasury stock                        -             -           -       (448,401)            -    (448,401)
Retirement of treasury stock                    (9,000)            -    (412,842)       421,842             -           -
Issuance of treasury stock for 401(k)                -         1,189           -          6,583             -       7,772
Issuance, net of forfeitures, of treasury
  stock as restricted stock                          -         1,109           -          6,172             -       7,281
Compensation element of restricted stock             -             -           -         (7,282)            -      (7,282)
Amortization of compensation element
   of restricted stock                               -             -           -          4,448             -       4,448
Change in unrealized gains (losses)
  on securities, net of taxes                        -             -           -              -       462,277     462,277
Balance, June 30, 1997                      $  216,608    $  300,281  $2,790,242      $(230,532)   $2,064,055  $5,140,654

Comprehensive Income  - June 30, 1997                                                                          $  788,769

Balance, January 1, 1998                    $  211,608    $  296,751  $2,751,645      $(109,503)   $2,048,881  $5,199,382
Net income                                           -             -     365,863              -             -     365,863
Cash dividends declared on common
   stock, $0.50 per share                            -             -    (104,879)             -             -    (104,879)
Proceeds from exercise of stock options              -       (14,000)          -         15,606             -       1,606
Issuance of common stock
  and treasury stock for acquisitions            1,500       109,268           -         47,139             -     157,907
Acquisition of treasury stock                        -             -           -       (292,589)            -    (292,589)
Issuance of treasury stock for 401(k)                -           358           -          8,355             -       8,713
Issuance, net of forfeitures, of treasury
  stock as restricted stock                          -           221           -          8,419             -       8,640
Compensation element of restricted stock             -             -           -         (8,640)            -      (8,640)
Amortization of compensation element
   of restricted stock                               -             -           -          5,155             -       5,155
Change in unrealized gains (losses)
  on securities, net of taxes                        -             -           -              -       570,471     570,471
Balance, June 30, 1998                      $  213,108    $  392,598  $3,012,629      $(326,058)   $2,619,352  $5,911,629

Comprehensive Income  - June 30, 1998                                                                          $  936,334

<F1>See notes to consolidated financial statements.

<F2>Balance at June 30, 1997 includes $178,234 for Treasury Stock and $52,298 for Deferred Compensation.
    Balance at June 30, 1998 includes $264,532 for Treasury Stock and $61,526 for Deferred Compensation.

           Notes to Consolidated Financial Statements (Unaudited)


Note 1 - Accounting Policies
The consolidated interim financial statements of SunTrust Banks, Inc. ("SunTrust" or "The Company") are unaudited. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been restated to conform with the current year financial statement presentation. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Recent Accounting Developments
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for annual and interim periods beginning after December 15, 1997. However, this statement is not required in interim financial statements in the initial year of its application. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The anticipated disclosure, when fully implemented, will provide required information by reportable operating segment using the current internal management reporting system which is prepared on a geographic basis.

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

In April 1998, the Financial Accounting Standards Board issued Statement
No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement only modifies the disclosures companies make about their pension and nonpension benefit plans and does not alter the accounting for these plans. The FASB's intention in modifying the disclosures for postretirement benefits is to make the disclosures more uniform and to provide better information to investors about the economics of these benefit plans rather than focusing on current period cost. The provisions of the statement are effective for years beginning after December 15, 1997. Adoption of Statement No. 132, when implemented, will provide the required information as well as the restatement of previous disclosures.

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

Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives used for hedging purposes include swaps, forwards, futures, and purchased options. The fair values of derivative contracts are carried off-balance sheet and the unrealized gains and losses on these contracts are generally deferred. The interest component is recognized over the life of the contract in net interest income for derivatives used as hedges or those used to modify the interest rate characteristics of assets and liabilities. Upon contract settlement or termination, the cumulative change in the market value of derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the related asset or liability. If the underlying instrument is sold, the cumulative change in the value of the associated derivative is recognized immediately in the earnings of the underlying instrument.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be redesignated and documented pursuant to the provisions of this statement. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement and should not be applied retroactively to financial statements of prior periods. The company is currently evaluating the impact of Statement No. 133 and has not yet determined when the statement will be adopted or if the impact will be material.

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

On June 4, 1998, the Company signed a definitive agreement to acquire Citizens Bancorporation, Inc. a bank holding company based in Marianna, Florida with assets of $183 million. Subsequent to the completion of the acquisition, Citizens Bank and Gadsden State Bank will be merged into SunTrust Bank, Tallahassee, N.A., a subsidiary of SunTrust Banks of Florida, Inc., and SunTrust Banks, Inc. The transaction will have no material impact on SunTrust earnings per share. The acquisition, which is subject to regulatory approval and other customary conditions, is expected to be completed during the third quarter of 1998.

Note 5 - Comprehensive Income
Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale, net of income taxes.

Comprehensive income for the first six months of 1998 and 1997 is calculated as follows:
(Dollars in thousands)

COMPREHENSIVE INCOME

                                              Before     Income     Net of
(Dollars in thousands)                         Tax        Tax        Tax
Unrealized gains (net) recognized in other
   comprehensive income:
      Six months ended June 30, 1998         $933,668   $363,197   $570,471
      Six months ended June 30, 1997         $756,591   $294,314   $462,277


                                                1998      1997
Amounts reported in net income:
   Gain on sale of securities                $  2,872   $  1,029
   Net amortization (accretion)                   257       (486)
   Reclassification adjustment                  3,129        543
   Income tax expense                          (1,217)      (211)
   Reclassification adjustment, net of tax      1,912        332
Amounts reported in other comprehensive
 income:
   Unrealized gain arising during period,
    net of tax                                572,383    462,609
   Reclassification adjustment, net of tax     (1,912)      (332)
      Unrealized gains (net) recognized in
         other comprehensive income           570,471    462,277
Net income                                    365,863    326,492
Total comprehensive income                   $936,334   $788,769


Note 6 - Earnings Per Share Reconciliation
In the calculation of basic and diluted EPS, net income is identical. Below is a reconciliation for the periods ended June 30, 1998 and June 30, 1997 of the difference between average basic common shares outstanding and average diluted common shares outstanding.

Statement re: Computation of Per Share Earnings
(In thousands, except per share data)
                                       Three Months           Six Months
                                      Ended June 30         Ended June 30
                                     1998       1997       1998        1997
Basic

Net income                         $184,989   $165,436   $365,863    $326,492

Average common shares               207,335    210,608    207,886     212,762

Earnings per common share - basic  $   0.89   $   0.78   $   1.76    $   1.53

Diluted

Net income                         $184,989   $165,436   $365,863    $326,492

Average common shares outstanding   207,335    210,608    207,886     212,762
Incremental shares outstanding <1>    3,349      2,964      3,300       3,124
Average diluted common shares       210,684    213,572    211,186     215,886

Earnings per common share-diluted  $   0.88   $   0.77   $   1.73    $   1.51

                                      Three Months           Six Months
                                      Ended June 30         Ended June 30
                                     1998       1997       1998       1997
Average common shares - basic       207,335    210,608    207,886     212,762
Effect of dilutive securities:
     Stock options                    1,683      1,426      1,659       1,467
     Performance restricted stock     1,666      1,538      1,641       1,657
Average common shares - diluted     210,684    213,572    211,186     215,886


<F1>Includes the incremental effect of stock options and restricted stock outstanding computed under the treasury stock method.

Note 7 - Subsequent Event
On July 20, 1998, SunTrust issued a press release announcing that the Company and Crestar Financial Corporation ("Crestar") had entered into a definitive Agreement and Plan of Merger providing for the merger of a wholly owned subsidiary of SunTrust with and into Crestar. Under terms of the agreement, Crestar shareholders will receive, in a tax-free exchange, 0.96 shares of SunTrust's common stock for each share of Crestar common stock. It is intended that the merger will be accounted for as a pooling-of-interests. The merger is subject to regulatory and shareholder approval of both companies and is expected to be completed during the fourth quarter of 1998. In connection with the announcement, the Board of Directors of SunTrust has rescinded its stock repurchase authorization. For further information, see the Current Report on Form 8-K filed by SunTrust on July 21, 1998.

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

SunTrust has several wholly owned nonbanking subsidiaries that are engaged in various businesses. They include SunTrust Mortgage, Inc., which originates and services mortgage loans on both residential and income property, principally throughout Florida, Georgia and Tennessee. SunTrust Insurance Company operates as a reinsurer for credit life, accident and health insurance sold to loan customers of SunTrust. SunTrust Securities, Inc. engages in securities brokerage services and conducts incidental activities such as offering custodial and cash management services. SunTrust Equitable Securities Corporation conducts various business activities including investment banking, securities brokerage, investment advisory services, raising equity capital, underwriting of debt issues and selling investment securities to corporations, institutions and government entities. SunTrust Personal Loans, Inc. operates as a consumer finance company. STI Credit Corporation operates as a leasing subsidiary, primarily for commercial customers. Other nonbank subsidiaries primarily support the Company's banking operations, providing data processing and other services.

SunTrust continues to believe that its plans for dealing with the Year 2000 issue will result in timely and adequate modifications of its systems and technology. There have not been any material changes since the annual report was filed.

The following analysis of the financial performance of SunTrust for the second quarter of 1998 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document. The results of operations for the six months ended June 30, 1998 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record net income of $185.0 million and $365.9 million for the second quarter and first six months of 1998, an increase of 11.8% and 12.1% compared with $165.4 million and $326.5 million in the same periods of 1997. Diluted earnings per share grew 14.3% to $0.88 and 14.6% to $1.73 from $0.77 and $1.51 in the same periods. The growth in net income resulted from increases in noninterest income and continued strong loan demand.

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                             Quarters
                                                          1998                             1997
                                                      2            1            4            3            2
Summary of Operations
 Interest and dividend income                   $   975.8    $   959.5    $   954.4    $   934.9    $   898.4
 Interest expense                                   478.9        470.0        469.0        458.1        428.7
 Net interest income                                496.9        489.5        485.4        476.8        469.7
 Provision for loan losses                           33.5         28.6         32.6         29.0         29.2
 Net interest income after provision for
  loan losses                                       463.4        460.9        452.8        447.8        440.5
 Noninterest income                                 296.9        286.3        247.4        232.9        228.1
 Noninterest expense                                482.8        471.1        433.9        424.4        413.3
 Income before provision for income taxes           277.5        276.1        266.3        256.3        255.3
 Provision for income taxes                          92.5         95.2         94.1         87.7         89.9
 Net income                                     $   185.0    $   180.9    $   172.2    $   168.6    $   165.4
 Net interest income (taxable equivalent)       $   504.7    $   497.5    $   494.1    $   485.7    $   479.2

Per common share
 Net income - diluted                           $    0.88    $    0.85    $    0.82    $    0.80    $    0.77
 Net income - basic                                  0.89         0.87         0.83         0.81         0.78
 Dividends declared                                 0.250        0.250        0.250        0.225        0.225
 Book value                                         28.32        27.20        24.77        23.63        24.21
 Common stock market price
  High                                              83.44        77.44        75.25        70.44        59.00
  Low                                               73.38        65.25        61.13        54.75        44.13
  Close                                             81.31        75.38        71.38        67.94        55.06

Selected Average Balances
 Total assets                                   $59,918.2    $58,368.4    $56,563.4    $55,060.2    $53,498.3
 Earning assets                                  51,143.1     50,089.7     48,970.5     47,672.1     46,238.1
 Loans                                           41,452.1     40,526.4     39,230.0     37,898.9     37,000.9
 Total deposits                                  36,470.9     36,316.3     35,940.2     36,115.7     36,078.8
 Realized shareholders' equity                    3,391.4      3,356.6      3,150.0      3,127.6      3,128.2
 Total shareholders' equity                       5,761.5      5,410.8      5,006.0      5,090.4      5,007.8

 Common shares - diluted (thousands)              210,684      211,694      210,554      211,671      213,572
 Common shares - basic (thousands)                207,335      208,442      207,138      208,391      210,608

Financial Ratios
 ROA<F1>                                             1.32 %       1.33 %       1.28 %       1.29 %       1.31 %
 ROE<F1>                                            21.88        21.85        21.69        21.38        21.21
 Net interest margin<F1>                             3.96         4.03         4.00         4.04         4.16

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                              Quarter Ended
                                                June 30, 1998                 March 31, 1998                 June 30, 1997
                                         Average     Income/  Yields/   Average     Income/  Yields/    Average  Income/  Yields/
                                        Balances     Expense  Rates    Balances     Expense  Rates     Balances  Expense  Rates
Assets
Loans<F1>
Taxable                                $40,773.3    $  812.1  7.99 %  $39,835.4    $  795.0  8.09 %  $36,296.5   $738.0   8.16 %
  Tax-exempt<F2>                           678.8        12.5  7.42        691.0        13.4  7.85        704.4     14.0   7.95
    Total loans                         41,452.1       824.6  7.98     40,526.4       808.4  8.09     37,000.9    752.0   8.15
Investment securities:
  Taxable                                7,807.8       129.2  6.64      7,643.8       128.4  6.81      7,412.5    123.7   6.69
  Tax-exempt<F2>                           597.7        12.4  8.31        607.4        12.6  8.46        708.5     15.1   8.57
    Total investment securities          8,405.5       141.6  6.76      8,251.2       141.0  6.93      8,121.0    138.8   6.85
Funds sold                               1,059.9        14.9  5.64      1,106.4        15.6  5.72        845.5     13.3   6.27
Other short-term investments<F2>           225.6         2.5  4.48        205.7         2.5  4.90        270.7      3.8   5.69
    Total earning assets                51,143.1       983.6  7.71     50,089.7       967.5  7.83     46,238.1    907.9   7.88
Reserve for loan losses                   (759.6)                        (750.9)                        (733.5)
Cash and due from banks                  2,299.0                        2,356.1                        2,197.8
Premises and equipment                     979.2                          965.5                          945.0
Other assets                             2,423.7                        2,385.4                        1,813.8
Unrealized gains(losses) on
 investment securities                   3,832.8                        3,322.6                        3,037.1
    Total assets                       $59,918.2                      $58,368.4                      $53,498.3

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $11,415.0    $   78.2  2.75 %  $10,908.5    $   74.0  2.75 %  $10,494.5   $ 71.2   2.72 %
  Savings                                5,164.4        46.2  3.59      5,239.9        46.8  3.62      5,297.6     47.4   3.59
  Consumer time                          6,759.8        88.3  5.24      6,877.9        88.9  5.24      7,016.1     90.6   5.18
  Other time<F3>                         4,978.2        71.1  5.73      5,388.3        74.8  5.63      5,808.1     80.7   5.58
    Total interest-bearing deposits     28,317.4       283.8  4.02     28,414.6       284.5  4.06     28,616.3    289.9   4.06
Funds purchased                          8,085.7       107.1  5.32      7,655.0       100.6  5.33      5,827.0     77.8   5.35
Other short-term borrowings              1,587.1        22.3  5.62      1,671.2        23.5  5.71      1,762.1     24.9   5.66
Long-term debt                           4,290.9        65.7  6.14      3,898.8        61.4  6.39      2,191.7     36.1   6.61
    Total interest-bearing liabilities  42,281.1       478.9  4.54     41,639.6       470.0  4.58     38,397.1    428.7   4.48
Noninterest-bearing deposits             8,153.5                        7,901.7                        7,462.5
Other liabilities                        3,722.1                        3,416.3                        2,630.9
Realized shareholders' equity            3,391.4                        3,356.6                        3,128.2
Net unrealized gains(losses)
  on investment securities               2,370.1                        2,054.2                        1,879.6
    Total liabilities and
     shareholders' equity              $59,918.2                      $58,368.4                      $53,498.3



Interest rate spread                                          3.17 %                         3.25 %                       3.40 %

Net Interest Income                                 $  504.7                       $  497.5                      $479.2

Net Interest Margin                                           3.96 %                         4.03 %                       4.16 %

<F1>Interest income includes loan fees of $26.4, $25.8, and $24.1 in the quarters ended June 30, March 31, 1998 and June 30, 1997 and $52.2 and $47.3 in the six months ended June 30, 1998 and 1997. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
<F2>Interest income includes the effects of taxable-equivalent adjustments
    (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis.
    The net taxable-equivalent adjustment amounts included in the above table aggregated $7.8, $8.0, and $9.5, in the quarters ended June 30, March 31, 1998 and June 30, 1997 and $15.8 and $19.0 in the six months ended
    June 30, 1998 and 1997.
<F3>Interest rate swap transactions used to help balance the Company's interest-sensitivity position decreased interest expense by $0.8, $1.7 and increased interest expense by $0.8 in the quarters ended June 30, 1998, March 31, 1998 and June 30, 1997 and decreased interest expense by $2.5 and increased interest expense by $1.2 in the six months ended June 30, 1998 and June 30, 1997. Without these swaps, the rate on other time deposits and the net interest margin would have been 5.79% and 3.95%, 5.76% and 4.01%, and 5.52% and 4.16%, in the quarters ended June 30 and March 31, 1998 and June 30, 1997 and 5.77% and 3.98%, and 5.46% and 4.21%
    in the six months ended June 30, 1998 and 1997.

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                             Six Months Ended
                                               June 30, 1998                  June 30, 1997
                                        Average     Income/   Yields/   Average    Income/   Yields/
                                        Balances    Expense   Rates    Balances    Expense   Rates
Assets
Loans<F1>
  Taxable                              $40,306.9    $1,607.1  8.04 %  $35,748.2    $1,445.2  8.15 %
  Tax-exempt<F2>                           684.9        25.9  7.64        702.4        27.4  7.86
    Total loans                         40,991.8     1,633.0  8.03     36,450.6     1,472.6  8.15
Investment securities:
 Taxable                                 7,726.3       257.6  6.72      7,344.5       243.6  6.69
  Tax-exempt<F2>                           602.5        25.0  8.39        719.7        30.8  8.64
    Total investment securities          8,328.8       282.6  6.84      8,064.2       274.4  6.86
Funds sold                               1,083.0        30.5  5.68        907.1        27.3  6.06
Other short-term investments<F2>           215.7         5.0  4.68        227.4         6.2  5.51
    Total earning assets                50,619.3     1,951.1  7.77     45,649.3     1,780.5  7.87
Reserve for loan losses                   (755.3)                        (730.8)
Cash and due from banks                  2,327.4                        2,228.6
Premises and equipment                     972.4                          915.4
Other assets                             2,404.7                        1,722.0
Unrealized gains(losses) on
  investment securities                  3,579.1                        2,922.3
    Total assets                       $59,147.6                      $52,706.8

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $11,163.1    $  152.2  2.75 %  $10,492.1    $  142.2  2.73 %
  Savings                                5,202.0        93.0  3.61      5,350.1        95.2  3.59
  Consumer time                          6,818.6       177.2  5.24      7,033.0       180.1  5.16
  Other time<F3>                         5,182.1       145.9  5.68      5,477.2       149.4  5.50
    Total interest-bearing deposits     28,365.8       568.3  4.04     28,352.4       566.9  4.03
Funds purchased                          7,871.5       207.7  5.32      5,966.8       155.5  5.25
Other short-term borrowings              1,628.9        45.8  5.67      1,561.6        43.3  5.59
Long-term debt                           4,095.9       127.1  6.26      1,926.8        63.6  6.66
    Total interest-bearing liabilities  41,962.1       948.9  4.56     37,807.6       829.3  4.42
Noninterest-bearing deposits             8,028.2                        7,448.3
Other liabilities                        3,570.2                        2,463.5
Realized shareholders' equity            3,374.1                        3,178.4
Net unrealized gains(losses)
  on investment securities               2,213.0                        1,809.0
    Total liabilities and
     shareholders' equity              $59,147.6                      $52,706.8

Interest rate spread                                          3.21 %                         3.45 %

Net Interest Income                                 $1,002.2                       $  951.2

Net Interest Margin                                           3.99 %                         4.20 %

<F1>See note <F1> on table 2A.
<F2>See note <F2> on table 2A.
<F3>See note <F3> on table 2A.

Net Interest Income/Margins. The Company's net interest margin of 3.96% for the second quarter of 1998 was 20 basis points lower than the second quarter of last year. The rate on earning assets was 7.71% in the second quarter of 1998 and 7.88% in the second quarter of 1997. At the same time, the rate on interest bearing liabilities increased 6 basis points due to the increase in rates on time deposits.

    Interest income which the Company was unable to recognize on nonperforming loans in the first six months of 1998 had a negative impact of 1 basis point on the net interest margin as compared to 2 basis points in the first six months 1997. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.

    The Company has evaluated the interest rate risk assumptions contained in the annual report. Management continues to believe that our sensitivity to interest rates is relatively neutral.


Noninterest Income. Noninterest income in the second quarter and the first six months of 1998, adjusted to exclude the effect of securities gains (losses), increased $66.5 million, or 29.1%, and $127.5 million, or 28.1% from the comparable periods a year ago. SunTrust Equitable Securities Corporation
(SESC), which was acquired on January 2, 1998, accounted for $15.8 million and $31.9 million of the increase in the second quarter and first six months of this year. Trust income, the Company's largest source of noninterest income, increased $16.7 million, or 21.2%, and $31.4 million, or 20.0% over the same periods. Mortgage fees increased $8.1 million, or 74.7% and $16.4 million, or 81.6% over the same periods due to higher volume in our mortgage banking business. The increase in loan volume is due to the increase in new home sales and refinancing activity as long term interest rates have continued to decline in the past year.

TABLE 3 - NONINTEREST INCOME
(In millions)
                                                            Quarters
                                               1998                  1997
                                            2        1        4        3        2
Trust income                             $ 95.4   $ 93.1   $ 82.5   $ 79.0   $ 78.7
Service charges on deposit accounts        62.7     62.1     63.8     62.4     61.9
Other charges and fees                     33.7     32.6     28.0     27.2     29.5
Credit card fees                           21.7     20.5     18.9     17.5     18.4
Mortgage fees                              19.0     17.5     13.6     12.2     10.9
Corporate and institutional investment
 income                                    13.3     10.9      6.4      8.6      4.6
Retail investment income                   12.8     10.4      8.4      8.3      8.5
Trading account profits and commissions    10.9     11.0      5.2      4.0      4.8
Securities gains (losses)                   2.0      0.9      0.4      0.1     (0.4)
Other income                               25.4     27.3     20.2     13.6     11.2
  Total noninterest income               $296.9   $286.3   $247.4   $232.9   $228.1

Noninterest Expense. Noninterest expense increased $69.5 million, or 16.8% and $126.5 million, or 15.3% in the second quarter and first six months of 1998 compared to the same periods last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased $44.6 million, or 18.9% and $79.2 million, or 16.9% over the second quarter and first six months of last year. The SESC acquisition accounted for $13.6 million, or 19.7% of the total increase in noninterest expense in the second quarter. The increase in other noninterest expense in the second quarter and first six months of 1998 from the same periods in 1997 of $4.1 million, or 26.0% and $9.2 million, or 26.0% is due to expenditures made in connection with various projects to stimulate business growth and development. The efficiency ratio increased from 58.4% in the second quarter of 1997 to 60.2% in the same quarter of this year. Various growth projects accounted for the increase with most of the change due to the acquisition of SESC. After adjusting for the purchase of SESC, the efficiency ratio would have been 59.7% for the second quarter of 1998.

TABLE 4 - NONINTEREST EXPENSE
(In millions)
                                                         Quarters
                                          1998                       1997
                                      2          1          4          3          2
Salaries                           $193.1     $183.8     $178.7     $175.2     $169.8
Other compensation                   56.5       51.2       42.9       39.2       36.0
Employee benefits                    30.2       34.4       22.0       27.5       29.5
Net occupancy expense                32.9       33.1       30.9       30.9       32.5
Equipment expense                    31.4       32.0       29.6       30.7       30.3
Outside processing and software      21.4       22.0       19.4       18.0       16.1
Marketing and customer development   18.5       17.3       19.2       15.9       16.9
Amortization of intangible assets    13.7       11.2       10.0        8.3        8.0
Postage and delivery                 10.5       10.8       10.7       10.1       10.5
Communications                       10.4        9.9        8.7        8.9        8.6
Operating supplies                    9.4        9.0        9.8        8.7        9.1
Consulting and legal                  8.7        7.3        9.3        8.1        5.4
FDIC premiums                         1.3        1.3        1.3        1.3        1.4
Other real estate expense            (2.7)      (2.4)      (5.8)      (3.1)      (1.3)
Other expense                        47.5       50.2       47.2       44.7       40.5
  Total noninterest expense        $482.8     $471.1     $433.9     $424.4     $413.3

Efficiency ratio                     60.2 %     60.1 %     58.5 %     59.1 %     58.4 %

Provision for Loan Losses. The Company increased the provision for loan losses in the second quarter of 1998 to $33.5 million from $29.2 million in the same period last year. The provision exceeded net charge-offs by $4.1 million. Net loan charge-offs were $51.3 million in the first six months of this year, representing 0.25% of average loans. The comparable net charge-off amount in 1997 was $41.4 million or 0.24% of average loans.
    The Company's reserve for loan losses totaled $762.6 million at June 30, 1998, which was 1.83% of quarter-end loans and 558% of total nonperforming loans. On June 30, 1997 these ratios were 1.96% and 430%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                                Quarters
                                                 1998                           1997
                                            2            1            4            3            2
Reserve for Loan Losses
  Balances - beginning of quarter     $   758.5    $   751.8    $   747.1    $   739.8    $   734.5
  Provision for loan losses                33.5         28.6         32.6         29.0         29.2

  Charge-offs:
      Commercial                          (10.0)        (4.8)        (7.2)        (6.8)        (4.7)
      Real estate:
        Construction                          -         (0.1)        (0.4)        (1.3)        (0.5)
        Residential mortgages              (2.1)        (1.6)        (2.6)        (2.0)        (1.5)
        Other                              (0.9)        (0.9)        (2.5)        (1.3)        (1.8)
      Lease financing                      (0.4)        (1.1)        (0.6)        (0.4)        (0.3)
      Credit card                         (17.6)       (15.1)       (13.4)       (13.2)       (12.5)
      Other consumer loans                (11.3)       (12.3)       (14.8)       (12.4)       (14.0)
      Total charge-offs                   (42.3)       (35.9)       (41.5)       (37.4)       (35.3)

  Recoveries:
      Commercial                            2.8          3.9          4.9          4.3          2.5
      Real estate:
        Construction                        0.1          0.1          0.7          1.0            -
        Residential mortgages               0.7          0.3          0.4          0.2          0.4
        Other                               1.3          2.2          1.0          2.6          1.1
      Lease financing                       0.2          0.2          0.1          0.2          0.1
      Credit card                           2.4          1.8          1.6          2.0          1.8
      Other consumer loans                  5.4          5.5          4.9          5.4          5.5
      Total recoveries                     12.9         14.0         13.6         15.7         11.4
      Net charge-offs                     (29.4)       (21.9)       (27.9)       (21.7)       (23.9)
  Balance - end of quarter            $   762.6    $   758.5    $   751.8    $   747.1    $   739.8

Quarter-end loans outstanding:
  Domestic                            $41,306.3    $41,001.9    $39,875.7    $38,185.3    $37,382.9
  International                           341.0        262.1        259.8        290.2        301.4
    Total                             $41,647.3    $41,264.0    $40,135.5    $38,475.5    $37,684.3

Ratio of reserve to quarter-end loan       1.83 %       1.84 %       1.87 %       1.94 %       1.96 %
Average loans                         $41,452.1    $40,526.4    $39,230.1    $37,898.9    $37,000.9
Ratio of net charge-offs (annualized)
  to average loans                         0.28 %       0.22 %       0.28 %       0.23 %       0.26 %


TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                                1998                     1997
                                         June 30    March 31  December 31 September 3 June 30
Nonperforming Assets
 Nonaccrual loans:
   Commercial                             $ 38.1     $ 20.6     $ 20.9     $ 35.2     $ 29.1
   Real Estate:
    Construction                             3.3        2.9        1.8        2.8       12.6
    Residential mortgages                   47.9       52.0       49.7       57.8       54.8
    Other                                   38.8       42.6       41.2       47.1       55.0
   Lease financing                           2.1        2.3        3.0        0.7        1.0
   Consumer loans                            6.5        7.6        8.8        8.7        8.5
    Total nonaccrual loans                 136.7      128.0      125.4      152.3      161.0
 Restructured loans                            -        2.7        2.7        2.7       11.0
    Total nonperforming loans              136.7      130.7      128.1      155.0      172.0
 Other real estate owned                    26.7       31.4       22.5       35.7       41.9
    Total Nonperforming Assets            $163.4     $162.1     $150.6     $190.7     $213.9

Ratios:
 Nonperforming loans to total loans         0.33 %     0.32 %     0.32 %     0.40 %     0.46 %
 Nonperforming assets to total loans
  plus other real estate owned              0.39       0.39       0.37       0.50       0.57
 Reserve to nonperforming loans            558.0      580.4      586.9      482.0      430.1

Accruing Loans Past Due 90 Days or More   $ 38.7     $ 43.3     $ 40.8     $ 41.4     $ 25.9

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets have increased 8.5%, or $12.8 million since December 31, 1997 and decreased 24.6%, or $50.5 million since June 30, 1997. Included in nonperforming loans at June 30, 1998 are loans aggregating $12.6 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments.
In management's opinion, all known material potential problem loans are included in Table 6.
    Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first six months of 1998, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at June 30, 1998, if all such loans had been accruing interest at the original contractual rate, was $6.6 million. Interest income recognized in the six months ended June 30, 1998 on all such nonperforming loans at June 30, 1998, was $3.2 million.

Table 7 - Loan Portfolio by Types of Loans (In millions)
                                   1998                           1997
                            June 30    March 31   December 31 September 30  June 30
Commercial:
  Domestic                 $15,428.1   $15,165.7   $14,139.9   $12,968.2   $12,668.3
  International                320.5       249.6       247.4       278.0       289.9
Real estate:
  Construction               1,532.2     1,451.8     1,442.6     1,400.7     1,411.2
  Residential mortgages     13,092.7    13,195.2    12,992.9    12,726.3    12,326.0
  Other                      4,887.3     4,820.5     4,778.7     4,766.4     4,751.7
Lease financing                825.9       783.1       725.7       663.6       632.3
Credit card                    958.8       982.7     1,041.3     1,022.5       993.9
Other consumer loans         4,601.8     4,615.4     4,767.0     4,649.8     4,611.0
  Total Loans              $41,647.3   $41,264.0   $40,135.5   $38,475.5   $37,684.3

Loans. During the second quarter and first six months of 1998, average loans increased 12.0% and 12.5% over the same periods a year ago. Since
December 31, 1997 domestic commercial loans increased 1.3 billion or 9.1%.
The average loan to deposit ratio was 113.7% and 112.6% in the second quarter and first six months of 1998 compared with 102.6% and 101.8% in the same periods of 1997.
    At June 30, 1998, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, net of write-downs totaled $351.1 million, an increase of 22.6% from $286.4 million at December 31, 1997.

Income Taxes. The provision for income taxes was $92.5 million and $187.7 million in the second quarter and first six months of 1998 compared to $89.9 million and $176.9 million in the same period last year. This represented a 33% and 34% effective tax rate in the second quarter and first six months of 1998 and an effective tax rate of 35% in the same periods last year.

Investment Securities. The investment securities portfolio is classified as available-for-sale and is carried at the current market value with unrealized gains and losses net of tax, added to or deducted from realized shareholders' equity to determine total shareholder's equity. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield decreased from an average of 6.85% in the second quarter of 1997 to 6.76% in the second quarter of this year. The portfolio size (measured at amortized cost) increased by $353 million during the second quarter to $8.3 billion at quarter end. The average life of the portfolio was approximately 1.6 years at June 30, 1998. At June 30, 1998, approximately 18% of the portfolio consisted of U.S. Treasury securities, 8% U.S. government agency securities, 57% mortgage-backed securities, 10% trust preferred securities and 7% municipal securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At June 30, 1998, the carrying value of the securities portfolio was $4.2 billion over its amortized cost, consisting mostly of a $4.1 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position. Liquidity is enhanced by an investment portfolio structured to provide liquidity as needed. It is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for subsidiary banks who are FHLB members. Average total deposits for the second quarter and first six months of 1998 increased $0.4 billion, or 1.1%, and $0.6 billion, or 1.7% over the same periods a year ago. Interest-bearing deposits represented 77.6% and 77.9% of average deposits for the second quarter and first six months of 1998, compared to 79.3% and 79.2% for the same periods in 1997. In the second quarter of 1998, average net purchased funds (average funds purchased less average funds sold) increased $2.0 billion and $1.7 billion over the same periods in 1997. Net purchased funds were 13.7% and 13.4% of average earning assets for the second quarter and first six months of 1998 as compared to 10.8% and 11.1% in the same periods a year ago.


Derivatives. The Company enters into various derivatives contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate the Company's exposure to interest rate risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. Interest rate futures contracts are also used but on a much more limited basis. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of June 30, 1998 used for managing interest rate sensitivity.

TABLE 8 - INTEREST RATE SWAPS
                                                 Average    Average    Average
(Dollars in millions)    Notional      Fair     Maturity     Rate       Rate
At June 30, 1998          Value       Value    In Months     Paid     Received
Gain position:
  Receive fixed          $1,253.5   $   46.9       59.9       5.69 %     6.44 %
  Pay fixed                 231.6        2.7        9.7       5.74       5.58
  Basis swaps                   -          -          -          -          -
  Total gain position     1,485.1       49.6
Loss position:
  Receive fixed             500.0       (0.6)         -       5.70       5.27
  Pay fixed                 726.2       (9.9)      99.1       6.44       5.90
  Basis swaps             1,000.0       (8.4)      79.5       5.39       5.46
  Total loss position     2,226.2      (18.9)
    Total                $3,711.3   $   30.7


    The swaps are designated as hedges on investments, deposits and other interest-bearing liabilities. During the six months ended June 30, 1998, hedge swaps increased net interest income by $2.5 million, compared with a $1.2 million decrease in the corresponding 1997 period.

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                          1998                         1997
                                                  June 30    March 31   December 31 September 30  June 30
Tier 1 capital:
  Realized shareholders' equity                  $ 3,292.3   $ 3,382.2   $ 3,150.5   $ 3,110.8   $ 3,075.8
  Trust preferred securities                         850.0       850.0       600.0       600.0       600.0
  Intangible assets other than servicing rights     (351.5)     (429.9)     (292.4)     (285.8)     (275.3)
    Total Tier 1 capital                           3,790.8     3,802.3     3,458.1     3,425.0     3,400.5
Tier 2 capital:
  Allowable reserve for loan losses                  639.8       624.3       600.1       567.1       561.0
  Allowable long-term debt                           950.0       950.0       950.0     1,055.1       958.2
  Regulatory adjustment                            1,857.0     1,119.4       965.6           -           -
    Total Tier 2 capital                           3,446.8     2,693.7     2,515.7     1,622.2     1,519.2
    Total capital                                $ 7,237.6   $ 6,496.0   $ 5,973.8   $ 5,047.2   $ 4,919.7

Risk-weighted assets                             $52,921.2   $50,928.4   $47,856.6   $45,184.8   $44,703.9
Risk-based ratios:
  Tier 1 capital                                      7.16 %      7.47 %      7.22 %      7.58 %      7.60 %
  Total capital                                      13.67       12.76       12.48       11.17       11.00
Tier 1 leverage ratio                                 6.80        6.94        6.49        6.63        6.77
Total shareholders' equity to assets                  9.63        9.61        8.97        9.00        9.27


Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
    Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity) or Tier 2 (certain debt instruments and a portion of the reserve for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%.
    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Regulator's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. The Federal Reserve Bank has given SunTrust permission to include a portion of the unrealized gains on equity securities of The Coca-Cola Company in the Tier 2 capital calculation. At June 30, 1998, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.16%, 13.67% and 6.80%, respectively. SunTrust is committed to maintaining well capitalized banks.
    In April 1997, the Board of Directors authorized the Company to repurchase up to 15,000,000 shares of SunTrust common stock. At June 30, 1998, the Company had 9,289,694 shares remaining to be repurchased under this authorization. SunTrust announced the cessation of its share repurchase program in a Form 8-K filing on July 21, 1998. The total number of shares repurchased under this program were 5,710,306.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                          SunTrust Banks      SunTrust Banks     SunTrust Banks
                                         of Florida, Inc.    of Georgia, Inc.   of Tennessee, Inc.
                                           1998     1997      1998     1997       1998      1997
Summary of Operations<F1>
 Net interest income <FTE>               $ 515.2  $ 500.2   $ 347.9  $ 321.9   $ 148.6   $ 146.1
 Provision for loan losses                  18.1     20.5      11.6     10.0       3.7       4.5
 Trust income                               87.6     76.7      68.1     57.3      22.4      19.0
 Other noninterest income                  189.2    150.5     111.9     96.9      49.2      41.7
 Personnel expense                         184.3    171.1     120.4    112.0      57.5      55.0
 Other noninterest expense                 265.7    247.7     167.6    144.0      69.0      61.1
 Net income                                200.6    176.9     148.4    135.7      55.6      53.1

Selected Average Balances<F1>
 Total assets                             27,493   25,051    22,569   20,774     8,023     7,485
 Earning assets                           25,892   23,591    17,652   16,275     7,692     7,212
 Loans                                    19,723   17,773    14,669   12,892     6,053     5,596
 Total deposits                           18,964   18,444    11,478   11,673     6,036     5,747
 Realized shareholders' equity             2,195    2,062     1,584    1,452       635       593

At June 30
 Total assets                             27,682   25,767    24,190   22,473     8,328     7,697
 Earning assets                           25,928   24,202    18,148   17,311     7,934     7,346
 Loans                                    19,863   18,185    14,958   13,494     6,185     5,744
 Reserve for loan losses                     387      380       204      200       110       113
 Total deposits                           19,271   18,350    11,856   11,718     5,861     5,796
 Realized shareholders' equity             2,290    2,114     1,768    1,554       652       615
 Total shareholders' equity                2,308    2,125     4,333    3,591       660       618

Credit Quality
 Net loan charge-offs<F1>                   10.9     10.1       8.3      5.9       3.5       5.4
 Nonperforming loans<F2>                    88.0     94.7      36.7     53.5      11.6      23.4
 Other real estate owned<F2>                10.0     25.7       2.5      3.8      14.2      12.1

Ratios
 ROA<F3>                                    1.47 %   1.42 %    1.57 %   1.53 %    1.40 %    1.43 %
 ROE<F3>                                   18.43    17.30     18.89    18.85     17.65     18.06
 Net interest margin<F3>                    4.01     4.28      3.97     3.99      3.90      4.09
 Efficiency ratio<F3>                      56.82    57.58     54.55    53.78     57.46     56.14
 Total shareholders' equity/assets<F2>      8.34     8.25     17.91    15.98      7.92      8.03
 Net loan charge-offs to average loans<F3>  0.11     0.12      0.12     0.09      0.12      0.20
 Nonperforming loans to total loans<F2>     0.45     0.53      0.25     0.40      0.19      0.42
 Nonperforming assets to total loans plus
  other real estate owned<F2>               0.50     0.68      0.27     0.43      0.43      0.63
 Reserve to loans<F2>                       1.99     2.14      1.38     1.50      1.82      2.01
 Reserve to nonperforming loans<F2>        439.5    400.9     557.3    373.2     949.3     483.0

<F1>For the six month period ended June 30.
<F2>At June 30.
<F3>Annualized for the first six months.

                     PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5.	OTHER INFORMATION
        None

ITEM 6.	EXHIBITS AND REPORTS ON FORM  8-K

        A. Exhibits
           None

        B. Reports on Form 8-K
           The Registrant filed a Current Report on Form 8-K dated July 21, 1998 reporting that the Registrant and Crestar Financial Corporation had entered into a definitive agreement and plan of merger providing for a merger of a wholly owned subsidiary of the Registrant with and into Crestar.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of August, 1998.

                            SunTrust Banks, Inc.
                               (Registrant)

                            /s/ W.P. O'Halloran
                           William P. O'Halloran
                    Senior Vice President and Controller
                          (Chief Accounting Officer)