Form 10-K/A
period 1997-12-31
SUNTRUST BANKS INC
filed 1998-11-13
CIK 750556

                                  Form 10-K/A
                      Securities and Exchange Commission
                            Washington, D.C.20549
         Annual Report Pursuant to Section 13 or 15(d)of the Securities
                             Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1997
                        Commission file number 1-8918

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

Part III information is incorporated herein by reference, pursuant to Instruction G to Form 10-K, from SunTrust's Proxy Statement for its 1997 Annual Shareholders' Meeting, which was filed with the Commission on February 20, 1998. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Revised Annual Report to Shareholders as indicated below, which is included as an exhibit hereto.

              FORM 10-K TABLE OF CONTENTS/CROSS-REFERENCE INDEX

                                                                        Page
                                                            ----------------------------------
                                                            FORM      Annual           Proxy
                                                            10-K      Report         Statement
                                                            ----      ------         ---------
PART I
Item 1.  Business                                            --         --              --
Item 2.  Properties                                          --         --
Item 3.  Legal Proceedings                                   --         --
Item 4.  Not Applicable

PART II
Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                         --         --              --
Item 6.  Selected Financial Data                             --         --              --
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       --         --              --
Item 7A. Derivatives                                         --         --              --
Item 8.  Financial Statements and Supplementary Data         --         --              --
Item 9.  Not Applicable

PART III
Item 10. Directors and Executive Officers of the
         Registrant                                          --         --             2-6
Item 11. Executive Compensation                              --         --             8-20
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                               --         --             2-7
Item 13. Certain Relationships and Related Transactions      --         --             19-20

PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                3-4         --              --

SIGNATURES                                                  5-6         --              --

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

Signatures

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SunTrust Banks, Inc.


Date: November 12, 1998               By: /s/ William P. O'Halloran
                                      Senior Vice President and Controller

                                      (signing in the capacity of a duly
                                      authorized officer of the registrant)