Form 10-Q/A
period 1998-03-31
SUNTRUST BANKS INC
filed 1998-11-13
CIK 750556

                                 FORM 10-Q/A

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

                               TABLE OF CONTENTS


PART  I    FINANCIAL INFORMATION                                   Page


         Item 1. Financial Statements (Unaudited)

                 Consolidated Statements of Income                    3

                 Consolidated Balance Sheets                          4

                 Consolidated Statements of Cash Flows                5

                 Consolidated Statements of Shareholders' Equity      6


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      10-21


PART  II   OTHER INFORMATION


         Item 1. Legal Proceedings                                    22

         Item 2. Changes in Securities                                22

         Item 3. Defaults Upon Senior Securities                      22

         Item 4. Submission of Matters to a Vote of  Security Holders 22

         Item 5. Other Information                                    22

         Item 6. Exhibits and Reports on Form 8-K                     22


SIGNATURES                                                            22


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

CONSOLIDATED STATEMENTS OF INCOME
                                                              Three Months
                                                             Ended March 31
(Dollars in thousands except per share data)(Unaudited)<F1>  1998          1997
Interest Income
  Interest and fees on loans                           $    804,347 $    716,152
  Interest and dividends on investment securities
    Taxable interest                                        117,528      110,690
    Tax-exempt interest                                       8,644       10,650
    Dividends (1)                                            10,845        9,205
  Interest on funds sold                                     15,609       14,048
  Interest on deposits in other banks                           163          274
  Other interest                                              2,260        2,064
      Total interest income                                 959,396      863,083
Interest Expense
  Interest on deposits                                      284,512      276,964
  Interest on funds purchased                               100,555       77,707
  Interest on other short-term borrowings                    23,517       18,438
  Interest on long-term debt                                 61,392       27,498
      Total interest expense                                469,976      400,607
Net Interest Income                                         489,420      462,476
Provision for loan losses                                    28,626       26,190
Net interest income after provision for loan losses         460,794      436,286

Noninterest Income
  Trust income                                               93,099       78,370
  Service charges on deposit accounts                        62,140       59,742
  Other charges and fees                                     71,359       51,139
  Credit card fees                                           20,461       18,805
  Securities gains (losses)                                     910        1,391
  Other noninterest income                                   38,348       16,355
      Total noninterest income                              286,317      225,802

Noninterest Expense
  Salaries and other compensation                           235,058      202,408
  Employee benefits                                          34,375       32,382
  Net occupancy expense                                      33,072       32,530
  Equipment expense                                          32,007       30,147
  Operating supplies                                          8,967        9,601
  Marketing and customer development                         17,259       16,802
  Postage and delivery                                       10,795       11,338
  Outside processing and software                            21,957       14,888
  Other noninterest expense                                  77,574       63,908
      Total noninterest expense                             471,064      414,004
Income before income taxes                                  276,047      248,084
Provision for income taxes                                   95,173       87,028
      Net Income                                       $    180,874 $    161,056

Average common shares - diluted                         211,693,568  218,226,968
Average common shares - basic                           208,441,847  214,939,509
Net income per average common share - diluted          $       0.85 $       0.74
Net income per average common share - basic                    0.87         0.75
Dividends declared per common share                           0.250        0.225

(1) Includes dividends on common stock of
      The Coca-Cola Company                                   7,240        6,757

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                                      March 31     December 31    March 31
(Dollars in thousands)(Unaudited)<F1>                   1998          1997          1997
Assets
  Cash and due from banks                          $  2,550,594  $  2,991,263  $  2,755,113
  Interest-bearing deposits in other banks               11,053        15,417        58,522
  Trading account                                       127,734       178,434       346,819
  Investment securities (1)                          12,003,611    11,729,298    10,747,319
  Funds sold                                          1,017,059       996,583     1,310,143

  Loans                                              41,264,007    40,135,505    36,428,048
  Allowance for loan losses                            (658,488)     (651,830)     (634,501)
      Net loans                                      40,605,519    39,483,675    35,793,547

  Premises and equipment                                969,490       964,169       944,314
  Intangible assets                                     429,727       292,370       277,216
  Customers' acceptance liability                       358,938       488,632       488,917
  Other assets                                        1,916,507       942,895     1,111,369
      Total assets                                 $ 59,990,232  $ 58,082,736  $ 53,833,279

Liabilities & Shareholders' Equity
  Noninterest-bearing deposits                     $  8,524,404  $  8,927,796  $  8,176,616
  Interest-bearing deposits                          28,220,179    29,269,732    28,484,693
      Total deposits                                 36,744,583    38,197,528    36,661,309
  Funds purchased                                     7,757,380     6,483,055     6,285,390
  Other short-term borrowings                         1,573,718     1,989,415     1,765,397
  Long-term debt                                      4,189,360     3,171,832     1,721,319
  Acceptances outstanding                               358,938       488,632       488,917
  Other liabilities                                   3,552,023     2,491,892     2,034,097
      Total liabilities                              54,176,002    52,822,354    48,956,429


  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued                                   -             -             -
  Common stock, $1.00 par value; 350,000,000
    shares authorized                                   213,108       211,608       225,608
  Additional paid in capital                            396,726       296,751       302,749
  Retained earnings                                   2,940,944     2,812,645     3,146,532
  Treasury stock and other                             (107,619)     (109,503)     (465,914)
      Realized shareholders' equity                   3,443,159     3,211,501     3,208,975
  Accumulated other comprehensive income              2,371,071     2,048,881     1,667,875
      Total shareholders' equity                      5,814,230     5,260,382     4,876,850
      Total liabilities and shareholders' equity   $ 59,990,232  $ 58,082,736  $ 53,833,279

Common shares outstanding                           211,521,440   209,909,204   215,889,057
Treasury shares of common stock                       1,586,617     1,698,853     9,719,000

(1) Includes unrealized gains (losses) on
      investment securities                        $  3,832,666  $  3,311,979  $  2,695,129


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

<F1>See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                 Accumulated
                                                         Additional                  Treasury       Other
                                             Common       Paid in       Retained     Stock and   Comprehensive
(Dollars in thousands)(Unaudited)<F1>         Stock        Capital       Earnings     Other<F2>      Income        Total
Balance, January 1, 1997                   $  225,608    $  310,612    $3,033,900    $(230,918)   $1,601,778    $4,940,980
Net income                                          -             -       161,056            -             -       161,056
Cash dividends declared on common
   stock, $0.225 per share                          -             -       (48,424)           -             -       (48,424)
Proceeds from exercise of stock options             -        (8,973)            -       11,695             -         2,722
Acquisition of treasury stock                       -             -             -     (254,574)            -      (254,574)
Issuance of treasury stock for 401(k)               -         1,110             -        5,553             -         6,663
Issuance, net of forfeitures, of treasury
  stock as restricted stock                         -             -             -       (1,017)            -        (1,017)
Compensation element of restricted stock            -             -             -        1,017             -         1,017
Amortization of compensation element
   of restricted stock                              -             -             -        2,330             -         2,330
Change in unrealized gains (losses)
  on securities, net of taxes                       -             -             -            -        66,097        66,097
Balance, March 31, 1997                    $  225,608    $  302,749    $3,146,532    $(465,914)   $1,667,875    $4,876,850

Comprehensive Income  - March 31, 1997                                                                          $  227,153

Balance, January 1, 1998                   $  211,608    $  296,751    $2,812,645    $(109,503)   $2,048,881    $5,260,382
Net income                                          -             -       180,874            -             -       180,874
Cash dividends declared on common
   stock, $0.25 per share                           -             -       (52,575)           -             -       (52,575)
Proceeds from exercise of stock options             -        (9,794)            -       10,823             -         1,029
Issuance of common stock for acquisitions       1,500             -             -            -             -         1,500
Issuance of treasury stock for acquisition          -       109,268             -       47,257             -       156,525
Acquisition of treasury stock                       -             -             -      (65,564)            -       (65,564)
Issuance of treasury stock for 401(k)               -           280             -        7,235             -         7,515
Issuance, net of forfeitures, of treasury
  stock as restricted stock                         -           221             -        8,927             -         9,148
Compensation element of restricted stock            -             -             -       (9,148)            -        (9,148)
Amortization of compensation element
   of restricted stock                              -             -             -        2,354             -         2,354
Change in unrealized gains (losses)
  on securities, net of taxes                       -             -             -            -       322,190       322,190
Balance, March 31, 1998                    $  213,108    $  396,726    $2,940,944    $(107,619)   $2,371,071    $5,814,230

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

            Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies
The consolidated interim financial statements of SunTrust Banks, Inc. ("SunTrust" or "The Company") are unaudited. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

Note 7 - Restatement of certian prior years Financial Statements
In connection with the review by the staff of the Securities and Exchange Commission of documents related to SunTrust's acquisition of Crestar Financial Corporation and the staff's comments there on, SunTrust has lowered its provision for loan lossses in 1996, 1995 and 1994 by $40 million, $35 million and $25 million respectively. The effect of this action was to increase net income in these years by $24.4 million, $21.4 million and $15.3 million respectively. Further, as of December 31, 1997 and 1996 the allowance for loan losses has been decreased by a total of $100 million and shareholders' equity has been increased by a total of $61 million.

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

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                       Quarters
                                                       1998                       1997
                                                        1          4          3          2          1
Summary of Operations
 Interest and dividend income                       $   959.5  $   954.4  $   934.9  $   898.4  $   863.1
 Interest expense                                       470.0      469.0      458.1      428.7      400.6
 Net interest income                                    489.5      485.4      476.8      469.7      462.5
 Provision for loan losses                               28.6       32.6       29.0       29.2       26.2
 Net interest income after provision for loan losses    460.9      452.8      447.8      440.5      436.3
 Noninterest income                                     286.3      247.4      232.9      228.1      225.8
 Noninterest expense                                    471.1      433.9      424.4      413.3      414.0
 Income before provision for income taxes               276.1      266.3      256.3      255.3      248.1
 Provision for income taxes                              95.2       94.1       87.7       89.9       87.0
 Net income                                         $   180.9  $   172.2  $   168.6  $   165.4  $   161.1
 Net interest income (taxable equivalent)           $   497.5  $   494.1  $   485.7  $   479.2  $   472.0

Per common share
 Net income - diluted                               $    0.85  $    0.82  $    0.80  $    0.77  $    0.74
 Net income - basic                                      0.87       0.83       0.81       0.78       0.75
 Dividends declared                                     0.250      0.250      0.225      0.225      0.225
 Book value                                             27.49      25.06      23.92      24.50      22.59
 Common stock market price
  High                                                  77.44      75.25      70.44      59.00      54.75
  Low                                                   65.25      61.13      54.75      44.13      46.13
  Close                                                 75.38      71.38      67.94      55.06      46.38

Selected Average Balances
 Total assets                                       $58,468.4  $56,663.4  $55,160.2  $53,598.3  $52,006.5
 Earning assets                                      50,089.7   48,970.5   47,672.1   46,238.1   45,054.0
 Loans                                               40,526.4   39,230.1   37,898.9   37,000.9   35,894.2
 Total deposits                                      36,316.3   35,940.2   36,115.7   36,078.8   35,519.5
 Realized shareholders' equity                        3,417.6    3,211.0    3,188.6    3,189.2    3,290.2
 Total shareholders' equity                           5,471.8    5,067.0    5,151.4    5,068.8    5,027.6

 Common shares - diluted (thousands)                  211,694    210,554    211,671    213,572    218,227
 Common shares - basic (thousands)                    208,442    207,138    208,391    210,608    214,940

Financial Ratios
 ROA<F1>                                                 1.33 %     1.27 %     1.29 %     1.31 %     1.33 %
 ROE<F1>                                                21.46      21.27      20.98      20.81      19.85
 Net interest margin<F1>                                 4.03       4.00       4.04       4.16       4.25

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                       Quarter Ended
                                             March 31, 1998          December 31, 1997           September 30, 1997
                                       Average    Income/ Yields/ Average    Income/ Yields/ Average    Income/  Yields/
                                       Balances   Expense Rates   Balances   Expense Rates   Balances   Expense  Rates
Assets
Loans<F1>
  Taxable                              $39,835.4  $795.0  8.09 %  $38,531.7  $787.5  8.11 %  $37,205.4  $766.1  8.17 %
  Tax-exempt<F2>                           691.0    13.4  7.85        698.4    13.8  7.83        693.5    13.5  7.75
    Total loans                         40,526.4   808.4  8.09     39,230.1   801.3  8.10     37,898.9   779.6  8.16
Investment securities:
  Taxable                                7,643.8   128.4  6.81      7,681.3   129.6  6.69      7,679.8   128.8  6.66
  Tax-exempt<F2>                           607.4    12.6  8.46        653.1    13.8  8.37        689.3    14.7  8.46
    Total investment securities          8,251.2   141.0  6.93      8,334.4   143.4  6.82      8,369.1   143.5  6.80
Funds sold                               1,106.4    15.6  5.72      1,166.1    17.0  5.82      1,139.9    16.6  5.75
Other short-term investments<F2>           205.7     2.5  4.90        239.9     1.4  2.33        264.2     4.1  6.18
    Total earning assets                50,089.7   967.5  7.83     48,970.5   963.1  7.80     47,672.1   943.8  7.85
Allowance for loan losses                 (650.9)                    (645.1)                    (641.6)
Cash and due from banks                  2,356.1                    2,395.4                    2,238.7
Premises and equipment                     965.5                      958.0                      949.4
Other assets                             2,385.4                    1,985.6                    1,766.9
Unrealized gains(losses) on
  investment securities                  3,322.6                    2,999.0                    3,174.7
    Total assets                       $58,468.4                  $56,663.4                  $55,160.2

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,908.5  $ 74.0  2.75 %  $10,603.1  $ 72.9  2.73 %  $10,424.8  $ 71.6  2.73 %
  Savings                                5,239.9    46.8  3.62      5,184.4    47.2  3.61      5,202.2    47.1  3.59
  Consumer time                          6,877.9    88.9  5.24      6,976.0    92.1  5.24      6,946.6    91.2  5.21
  Other time<F3>                         5,388.3    74.8  5.63      5,374.8    76.2  5.62      6,084.9    86.0  5.61
    Total interest-bearing deposits     28,414.6   284.5  4.06     28,138.3   288.4  4.07     28,658.5   295.9  4.10
Funds purchased                          7,655.0   100.6  5.33      7,593.4   102.7  5.36      6,440.0    86.9  5.36
Other short-term borrowings              1,671.2    23.5  5.71      1,935.4    20.6  4.23      1,906.4    27.7  5.75
Long-term debt                           3,898.8    61.4  6.39      3,073.2    57.3  7.40      2,826.0    47.6  6.68
    Total interest-bearing liabilities  41,639.6   470.0  4.58     40,740.3   469.0  4.57     39,830.9   458.1  4.56
Noninterest-bearing deposits             7,901.7                    7,801.9                    7,457.2
Other liabilities                        3,455.3                    3,054.2                    2,720.7
Realized shareholders' equity            3,417.6                    3,211.0                    3,188.6
Accumulated other
  comprehensive income                   2,054.2                    1,856.0                    1,962.8
    Total liabilities and
     shareholders' equity              $58,468.4                  $56,663.4                  $55,160.2

Interest rate spread                                      3.25 %                     3.23 %                     3.29 %

Net Interest Income                               $497.5                     $494.1                     $485.7

Net Interest Margin                                       4.03 %                     4.00 %                     4.04 %

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

                                             June 30, 1997             March 31, 1997
                                       Average    Income/ Yields/ Average    Income/ Yields/
                                       Balances   Expense Rates   Balances   Expense Rates
Assets
Loans<F1>
  Taxable                              $36,296.5  $738.0  8.16 %  $35,193.9  $707.2  8.15 %
  Tax-exempt<F2>                           704.4    14.0  7.95        700.3    13.4  7.77
    Total loans                         37,000.9   752.0  8.15     35,894.2   720.6  8.14
Investment securities:
  Taxable                                7,412.5   123.7  6.69      7,275.6   119.9  6.68
  Tax-exempt<F2>                           708.5    15.1  8.57        731.1    15.7  8.70
    Total investment securities          8,121.0   138.8  6.85      8,006.7   135.6  6.87
Funds sold                                 845.5    13.3  6.27        969.4    14.0  5.88
Other short-term investments<F2>           270.7     3.8  5.69        183.7     2.4  5.24
    Total earning assets                46,238.1   907.9  7.88     45,054.0   872.6  7.85
Allowance for loan losses                 (633.5)                    (628.1)
Cash and due from banks                  2,197.8                    2,259.8
Premises and equipment                     945.0                      885.4
Other assets                             1,813.8                    1,629.2
Unrealized gains(losses) on
  investment securities                  3,037.1                    2,806.2
    Total assets                       $53,598.3                  $52,006.5

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $10,494.5  $ 71.2  2.72 %  $10,489.4  $ 71.0  2.75 %
  Savings                                5,297.6    47.4  3.59      5,403.2    47.8  3.59
  Consumer time                          7,016.1    90.6  5.18      7,050.2    89.5  5.15
  Other time<F3>                         5,808.1    80.7  5.58      5,142.7    68.7  5.41
    Total interest-bearing deposits     28,616.3   289.9  4.06     28,085.5   277.0  4.00
Funds purchased                          5,827.0    77.8  5.35      6,108.1    77.7  5.16
Other short-term borrowings              1,762.1    24.9  5.66      1,358.9    18.4  5.50
Long-term debt                           2,191.7    36.1  6.61      1,659.0    27.5  6.72
    Total interest-bearing liabilities  38,397.1   428.7  4.48     37,211.5   400.6  4.37
Noninterest-bearing deposits             7,462.5                    7,434.0
Other liabilities                        2,669.9                    2,333.4
Realized shareholders' equity            3,189.2                    3,290.2
Accumulated other
  comprehensive income                   1,879.6                    1,737.4
    Total liabilities and
     shareholders' equity              $53,598.3                  $52,006.5

Interest rate spread                                      3.40 %                     3.48 %

Net Interest Income                               $479.2                     $472.0

Net Interest Margin                                       4.16 %                     4.25 %

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


Provision for Loan Losses. The Company increased the provision for loan losses in the first quarter of 1998 to $28.6 million from $26.2 million in the same period last year, the provision exceeded net charge-offs by $6.7 million. Net loan charge-offs were $21.9 million in the first three months of this year, representing 0.22% of average loans. The comparable net charge-off amount in 1997 was $17.5 million or 0.20% of average loans. The Company's allowance for loan losses totaled $658.5 million at March 31, 1998, which was 1.60% of quarter-end loans and 504% of total nonperforming loans. These ratios at December 31, 1997 were 1.62% and 509% and at March 31, 1997 were 1.74% and 332%.
                                    Page 15

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                           Quarters
                                          1998                          1997
                                            1           4             3            2           1
Allowance for Loan Losses
  Balances - beginning of quarter     $   651.8    $   647.1    $   639.8    $   634.5    $   625.8
  Provision for loan losses                28.6         32.6         29.0         29.2         26.2

  Charge-offs:
      Commercial                           (4.8)        (7.2)        (6.8)        (4.7)        (4.8)
      Real estate:
        Construction                       (0.1)        (0.4)        (1.3)        (0.5)        (0.1)
        Residential mortgages              (1.6)        (2.6)        (2.0)        (1.5)        (1.1)
        Other                              (0.9)        (2.5)        (1.3)        (1.8)        (1.4)
      Lease financing                      (1.1)        (0.6)        (0.4)        (0.3)        (0.3)
      Credit card                         (15.1)       (13.4)       (13.2)       (12.5)       (11.6)
      Other consumer loans                (12.3)       (14.8)       (12.4)       (14.0)       (12.7)
      Total charge-offs                   (35.9)       (41.5)       (37.4)       (35.3)       (32.0)

  Recoveries:
      Commercial                            3.9          4.9          4.3          2.5          4.6
      Real estate:
        Construction                        0.1          0.7          1.0            -          0.1
        Residential mortgages               0.3          0.4          0.2          0.4          0.6
        Other                               2.2          1.0          2.6          1.1          1.3
      Lease financing                       0.2          0.1          0.2          0.1          0.1
      Credit card                           1.8          1.6          2.0          1.8          2.4
      Other consumer loans                  5.5          4.9          5.4          5.5          5.4
      Total recoveries                     14.0         13.6         15.7         11.4         14.5
      Net charge-offs                     (21.9)       (27.9)       (21.7)       (23.9)       (17.5)
  Balance - end of quarter            $   658.5    $   651.8    $   647.1    $   639.8    $   634.5

Quarter-end loans outstanding:
  Domestic                            $41,001.9    $39,875.7    $38,185.3    $37,382.9    $36,148.1
  International                           262.1        259.8        290.2        301.4        279.9
    Total                             $41,264.0    $40,135.5    $38,475.5    $37,684.3    $36,428.0

Ratio of allowance to quarter-end loans    1.60 %       1.62 %       1.68 %       1.70 %       1.74 %
Average loans                         $40,526.4    $39,230.1    $37,898.9    $37,000.9    $35,894.2
Ratio of net charge-offs (annualized)
  to average loans                         0.22 %       0.28 %       0.23 %       0.26 %       0.20 %

                                    Page 16

TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                         1998                       1997
                                       March 31 December 31 September 30  June 30   March 31
Nonperforming Assets
 Nonaccrual loans:
   Commercial                            $ 20.6     $ 20.9     $ 35.2     $ 29.1     $ 36.5
   Real Estate:
    Construction                            2.9        1.8        2.8       12.6       13.6
    Residential mortgages                  52.0       49.7       57.8       54.8       59.5
    Other                                  42.6       41.2       47.1       55.0       59.9
   Lease financing                          2.3        3.0        0.7        1.0        1.3
   Consumer loans                           7.6        8.8        8.7        8.5       10.2
    Total nonaccrual loans                128.0      125.4      152.3      161.0      181.0
 Restructured loans                         2.7        2.7        2.7       11.0        9.9
    Total nonperforming loans             130.7      128.1      155.0      172.0      190.9
 Other real estate owned                   31.4       22.5       35.7       41.9       43.9
    Total Nonperforming Assets           $162.1     $150.6     $190.7     $213.9     $234.8

Ratios:
 Nonperforming loans to total loans        0.32 %     0.32 %     0.40 %     0.46 %     0.52 %
 Nonperforming assets to total loans
  plus other real estate owned             0.39       0.37       0.50       0.57       0.64
 Allowance to nonperforming loans         503.9      508.9      417.5      372.0      332.3

Accruing Loans Past Due 90 Days or More  $ 43.3     $ 40.8     $ 41.4     $ 25.9     $ 33.9


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

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                   1998                            1997
                                                 March 31   December 31 September 30  June 30    March 31
Tier 1 capital:
  Realized shareholders' equity                  $ 3,443.2   $ 3,211.5   $ 3,172.2   $ 3,137.6   $ 3,209.0
  Trust preferred securities                         850.0       600.0       600.0       600.0           -
  Intangible assets other than servicing rights     (357.9)     (292.6)     (286.2)     (276.1)     (278.3)
    Total Tier 1 capital                           3,935.3     3,518.9     3,486.0     3,461.5     2,930.7
Tier 2 capital:
  Allowable allowance for loan losses                633.9       600.1       566.0       561.0       526.3
  Allowable long-term debt                           950.0       950.0     1,055.1       958.2       858.2
  Regulatory adjustment                            1,119.4       965.6           -           -           -
    Total Tier 2 capital                           2,703.3     2,515.7     1,621.1     1,519.2     1,384.5
    Total capital                                $ 6,638.6   $ 6,034.6   $ 5,107.1   $ 4,980.7   $ 4,315.2

Risk-weighted assets                             $51,805.4   $48,922.3   $45,201.7   $44,803.9   $42,000.0
Risk-based ratios:
  Tier 1 capital                                      7.59 %      7.19 %      7.71 %      7.72 %      6.98 %
  Total capital                                      12.81       12.33       11.29       11.12       10.27
Tier 1 leverage ratio                                 7.16        6.59        6.74        6.88        6.00
Total shareholders' equity to assets                  9.69        9.06        9.09        9.36        9.06

Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
        Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%.
        The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Regulator's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio
of 5%.   Under regulations proposed in 1997, a portion of the unrealized gains on equity securities are included in the Tier 2 capital calculation. At March 31, 1998, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.59%, 12.81% and 7.16%, respectively. SunTrust is committed to maintaining well capitalized banks.
        In April 1997, the Board of Directors authorized the Company to repurchase up to 15,000,000 shares of SunTrust common stock. At March 31, 1998, the Company had 12,154,894 shares remaining to be repurchased under this authorization.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                         SunTrust Banks     SunTrust Banks       SunTrust Banks
                                         of Florida, Inc.   of Georgia, Inc.   of Tennessee, Inc.
                                           1998     1997      1998     1997       1998      1997
Summary of Operations<F1>
 Net interest income (FTE)                $ 256.7  $ 248.3   $ 171.1  $ 157.5     $ 73.9   $ 72.7
 Provision for loan losses                    8.1      9.6       5.5      4.5        1.7      2.3
 Trust income                                43.0     38.4      34.6     28.5       11.1      9.7
 Other noninterest income                    93.1     74.2      54.8     47.0       23.7     19.9
 Personnel expense                           91.1     85.9      60.1     56.1       28.3     27.5
 Other noninterest expense                  133.9    123.7      83.5     71.0       34.4     29.9
 Net income                                  99.1     87.1      72.3     65.6       27.3     26.3

Selected Average Balances<F1>
 Total assets                              27,346   24,755    22,045   20,328      7,941    7,421
 Earning assets                            25,719   23,254    17,342   15,987      7,612    7,152
 Loans                                     19,629   17,567    14,421   12,607      5,996    5,538
 Total deposits                            18,831   18,446    11,516   11,376      6,041    5,736
 Realized shareholders' equity              2,171    2,044     1,571    1,413        629      584

At March 31
 Total assets                              27,825   25,319    22,886   20,786      8,059    7,456
 Earning assets                            25,986   23,403    17,661   16,456      7,711    7,137
 Loans                                     19,819   17,690    14,748   13,007      6,117    5,589
 Allowance for loan losses                    386      375       202      198        109      114
 Total deposits                            19,363   18,783    11,365   12,070      6,036    5,879
 Realized shareholders' equity              2,217    2,092     1,595    1,473        640      603
 Total shareholders' equity                 2,238    2,087     3,915    3,136        646      604

Credit Quality
 Net loan charge-offs<F1>                     2.0      3.7       4.6      2.4        2.0      2.1
 Nonperforming loans<F2>                     79.2    114.5      39.2     54.3       11.9     21.9
 Other real estate owned<F2>                 12.2     25.7       2.8      4.9       16.4     13.0

Ratios
 ROA<F3>                                     1.47 %   1.43 %    1.56 %   1.51 %     1.39 %   1.44 %
 ROE<F3>                                    18.51    17.29     18.66    18.82      17.54    18.24
 Net interest margin<F3>                     4.05     4.33      4.00     4.00       3.93     4.12
 Efficiency ratio<F3>                       57.26    58.05     55.14    54.56      57.79    56.14
 Total shareholders' equity/assets<F2>       8.04     8.24     17.11    15.09       8.02     8.10
 Net loan charge-offs to average loans<F3>   0.04     0.09      0.13     0.08       0.14     0.15
 Nonperforming loans to total loans<F2>      0.41     0.66      0.27     0.42       0.20     0.40
 Nonperforming assets to total loans plus
  other real estate owned<F2>                0.47     0.81      0.29     0.46       0.47     0.64
 Allowance to loans<F2>                      1.99     2.18      1.39     1.54       1.83     2.09
 Allowance to nonperforming loans<F2>       486.7    327.7     514.7    364.2      917.7    520.6

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