Form 10-Q/A
period 1998-06-30
SUNTRUST BANKS INC
filed 1998-11-13
CIK 750556

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

CONSOLIDATED STATEMENTS OF INCOME
                                                               Three Months                   Six Months
                                                              Ended June 30                 Ended June 30
(Dollars in thousands except per share data)              1998            1997           1998           1997
(Unaudited)
Interest Income
  Interest and fees on loans                        $    820,744   $    747,526    $  1,625,088   $  1,463,678
  Interest and dividends on investment
   securities
    Taxable interest                                     118,884        114,279         236,412        224,969
    Tax-exempt interest                                    8,472         10,278          17,116         20,928
    Dividends <1>                                         10,297          9,371          21,142         18,576
  Interest on funds sold                                  14,904         13,207          30,516         27,255
  Interest on deposits in other banks                        128            143             291            417
  Other interest                                           2,355          3,637           4,615          5,701
      Total interest income                              975,784        898,441       1,935,180      1,761,524
Interest Expense
  Interest on deposits                                   283,800        289,934         568,307        566,898
  Interest on funds purchased                            107,183         77,738         207,741        155,445
  Interest on other short-term borrowings                 22,256         24,877          45,775         43,315
  Interest on long-term debt                              65,671         36,133         127,063         63,631
      Total interest expense                             478,910        428,682         948,886        829,289
Net Interest Income                                      496,874        469,759         986,294        932,235
Provision for loan losses                                 33,430         29,246          62,056         55,436
Net interest income after provision for loan losses      463,444        440,513         924,238        876,799

Noninterest Income
  Trust income                                            95,369         78,692         188,468        157,062
  Service charges on deposit accounts                     62,706         61,890         124,846        121,632
  Credit card fees                                        21,727         18,384          42,188         37,189
  Corporate and institutional investment income           13,329          4,596          24,247          9,570
  Retail investment income                                12,796          8,473          23,165         16,481
  Trading account profits and commissions                 10,861          4,848          21,889          8,817
  Securities gains (losses)                                1,962           (362)          2,872          1,029
  Other charges and fees                                  52,766         40,455         102,838         78,612
  Other noninterest income                                25,372         11,125          52,692         23,511
      Total noninterest income                           296,888        228,101         583,205        453,903

Noninterest Expense
  Salaries and other compensation                        249,561        205,741         484,619        408,149
  Employee benefits                                       30,201         29,476          64,576         61,858
  Net occupancy expense                                   32,955         32,428          66,027         64,958
  Equipment expense                                       31,388         30,291          63,395         60,438
  Outside processing and software                         21,466         16,154          43,423         31,042
  Marketing and customer development                      18,586         16,850          35,845         33,652
  Postage and delivery                                    10,553         10,455          21,348         21,793
  Other noninterest expense                               88,118         71,950         174,659        145,459
      Total noninterest expense                          482,828        413,345         953,892        827,349
Income before income taxes                               277,504        255,269         553,551        503,353
Provision for income taxes                                92,515         89,833         187,688        176,861
      Net Income                                    $    184,989   $    165,436    $    365,863   $    326,492

Average common shares - diluted                      210,683,895    213,571,707     211,185,942    215,886,478
Average common shares - basic                        207,335,355    210,608,429     207,885,545    212,762,005
Net income per average common share - diluted       $       0.88   $       0.77    $       1.73   $       1.51
Net income per average common share - basic                 0.89           0.78            1.76           1.53
Dividends declared per common share                        0.250          0.225           0.500          0.450

<1>Includes dividends on common stock of
      The Coca-Cola Company                                6,878          6,757          14,480         13,515

<F1>See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
                                              June 30     December 31      June 30
(Dollars in thousands)(Unaudited)<F1>          1998          1997           1997
Assets
  Cash and due from banks                  $  3,018,148  $  2,991,263   $  2,631,506
   Trading account                              172,689       178,434        372,049
   Investment securities <1>                 12,791,021    11,729,298     11,776,991
   Funds sold                                 1,163,721     1,012,000        805,644

   Loans                                     41,647,269    40,135,505     37,684,289
   Allowance for loan losses                   (662,582)     (651,830)      (639,776)
      Net loans                              40,984,687    39,483,675     37,044,513

  Premises and equipment                        986,501       964,169        947,783
  Intangible assets                             438,194       292,370        275,265
  Customers' acceptance liability               381,339       488,632        458,889
  Other assets                                1,557,103       942,895      1,250,164
      Total assets                         $ 61,493,403  $ 58,082,736   $ 55,562,804

Liabilities & Shareholders' Equity
  Noninterest-bearing deposits             $  9,066,213  $  8,927,796   $  8,348,012
  Interest-bearing deposits                  27,916,371    29,269,732     27,484,866
      Total deposits                         36,982,584    38,197,528     35,832,878
  Funds purchased                             7,992,582     6,483,055      7,154,594
  Other short-term borrowings                 2,151,846     1,989,415      1,832,422
  Long-term debt                              4,547,860     3,171,832      2,699,169
  Acceptances outstanding                       381,339       488,632        458,889
  Other liabilities                           3,464,563     2,491,892      2,383,198
      Total liabilities                      55,520,774    52,822,354     50,361,150


  Preferred stock,no par value; 50,000,000
   shares authorized; none issued                     -             -              -
  Common stock, $1.00 par value;
   500,000,000 shares authorized                213,108       211,608        216,608
  Additional paid in capital                    392,598       296,751        300,281
  Retained earnings                           3,073,629     2,812,645      2,851,242
  Treasury stock and other                     (326,058)     (109,503)      (230,532)
      Realized shareholders' equity           3,353,277     3,211,501      3,137,599
  Accumulated other comprehensive income      2,619,352     2,048,881      2,064,055
      Total shareholders' equity              5,972,629     5,260,382      5,201,654
      Total liabilities and shareholders'  $ 61,493,403  $ 58,082,736   $ 55,562,804

Common shares outstanding                   208,713,567   209,909,204    212,332,818
Treasury shares of common stock               4,394,490     1,698,853      4,275,239

<1>Includes unrealized gains (losses) on
      investment securities                $  4,233,962  $  3,311,979   $  3,336,432


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

<F1>See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                   Accumulated
                                                          Additional                   Treasury       Other
                                              Common        Paid in     Retained      Stock and   Comprehensive
(Dollars in thousands)(Unaudited)<F1>         Stock         Capital     Earnings      Other<F2>      Income        Total
Balance, January 1, 1997                    $  225,608    $  310,612  $3,033,900      $(230,918)   $1,601,778  $4,940,980
Net income                                           -             -     326,492              -             -     326,492
Cash dividends declared on common
  stock, $0.450 per share                            -             -     (96,308)             -             -     (96,308)
Proceeds from exercise of stock options              -       (12,629)          -         17,024             -       4,395
Acquisition of treasury stock                        -             -           -       (448,401)            -    (448,401)
Retirement of treasury stock                    (9,000)            -    (412,842)       421,842             -           -
Issuance of treasury stock for 401(k)                -         1,189           -          6,583             -       7,772
Issuance, net of forfeitures, of treasury
  stock as restricted stock                          -         1,109           -          6,172             -       7,281
Compensation element of restricted stock             -             -           -         (7,282)            -      (7,282)
Amortization of compensation element
   of restricted stock                               -             -           -          4,448             -       4,448
Change in unrealized gains (losses)
  on securities, net of taxes                        -             -           -              -       462,277     462,277
Balance, June 30, 1997                      $  216,608    $  300,281  $2,851,242      $(230,532)   $2,064,055  $5,201,654

Comprehensive Income  - June 30, 1997                                                                          $  788,769

Balance, January 1, 1998                    $  211,608    $  296,751  $2,812,645      $(109,503)   $2,048,881  $5,260,382
Net income                                           -             -     365,863              -             -     365,863
Cash dividends declared on common
   stock, $0.50 per share                            -             -    (104,879)             -             -    (104,879)
Proceeds from exercise of stock options              -       (14,000)          -         15,606             -       1,606
Issuance of common stock
  and treasury stock for acquisitions            1,500       109,268           -         47,139             -     157,907
Acquisition of treasury stock                        -             -           -       (292,589)            -    (292,589)
Issuance of treasury stock for 401(k)                -           358           -          8,355             -       8,713
Issuance, net of forfeitures, of treasury
  stock as restricted stock                          -           221           -          8,419             -       8,640
Compensation element of restricted stock             -             -           -         (8,640)            -      (8,640)
Amortization of compensation element
   of restricted stock                               -             -           -          5,155             -       5,155
Change in unrealized gains (losses)
  on securities, net of taxes                        -             -           -              -       570,471     570,471
Balance, June 30, 1998                      $  213,108    $  392,598  $3,073,629      $(326,058)   $2,619,352  $5,972,629

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

Note 8 - Restatement of certian prior years Financial Statements
In connection with the review by the staff of the Securities and Exchange Commision of documents related to SunTrust's acquisitoin of Crestar
Financial Corporation and the staff's comments there on, SunTrust has lowered its provision for loan losses in 1996, 1995 and 1994 by $40 million, $35 million and $25 million respectively. The effect of this action was to increase net income in these years by $24.4 million, $21.4 million and $15.3 million respectively. Further, as of December 31, 1997 and 1996, the allowance for loan losses has been decreased by a total of $100 million and shareholders' equity has been increased by a total of $61 million.

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

TABLE 1 - SELECTED QUARTERLY FINANCIAL DATA
(Dollars in millions except per share data)
                                                                             Quarters
                                                          1998                             1997
                                                      2            1            4            3            2
Summary of Operations
 Interest and dividend income                   $   975.8    $   959.5    $   954.4    $   934.9    $   898.4
 Interest expense                                   478.9        470.0        469.0        458.1        428.7
 Net interest income                                496.9        489.5        485.4        476.8        469.7
 Provision for loan losses                           33.5         28.6         32.6         29.0         29.2
 Net interest income after provision for
  loan losses                                       463.4        460.9        452.8        447.8        440.5
 Noninterest income                                 296.9        286.3        247.4        232.9        228.1
 Noninterest expense                                482.8        471.1        433.9        424.4        413.3
 Income before provision for income taxes           277.5        276.1        266.3        256.3        255.3
 Provision for income taxes                          92.5         95.2         94.1         87.7         89.9
 Net income                                     $   185.0    $   180.9    $   172.2    $   168.6    $   165.4
 Net interest income (taxable equivalent)       $   504.7    $   497.5    $   494.1    $   485.7    $   479.2

Per common share
 Net income - diluted                           $    0.88    $    0.85    $    0.82    $    0.80    $    0.77
 Net income - basic                                  0.89         0.87         0.83         0.81         0.78
 Dividends declared                                 0.250        0.250        0.250        0.225        0.225
 Book value                                         28.62        27.49        25.06        23.92        24.50
 Common stock market price
  High                                              83.44        77.44        75.25        70.44        59.00
  Low                                               73.38        65.25        61.13        54.75        44.13
  Close                                             81.31        75.38        71.38        67.94        55.06

Selected Average Balances
 Total assets                                   $60,018.2    $58,468.4    $56,663.4    $55,160.2    $53,598.3
 Earning assets                                  51,143.1     50,089.7     48,970.5     47,672.1     46,238.1
 Loans                                           41,452.1     40,526.4     39,230.0     37,898.9     37,000.9
 Total deposits                                  36,470.9     36,316.3     35,940.2     36,115.7     36,078.8
 Realized shareholders' equity                    3,452.4      3,417.6      3,211.0      3,188.6      3,189.2
 Total shareholders' equity                       5,822.5      5,471.8      5,067.0      5,151.4      5,068.8

 Common shares - diluted (thousands)              210,684      211,694      210,554      211,671      213,572
 Common shares - basic (thousands)                207,335      208,442      207,138      208,391      210,608

Financial Ratios
 ROA<F1>                                             1.32 %       1.33 %       1.28 %       1.29 %       1.31 %
 ROE<F1>                                            21.49        21.46        21.27        20.98        20.81
 Net interest margin<F1>                             3.96         4.03         4.00         4.04         4.16

<F1>ROA, ROE and net interest margin are calculated excluding unrealized gains on investment securities because the unrealized gains are not included in income.

TABLE 2A - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                                              Quarter Ended
                                                June 30, 1998                 March 31, 1998                 June 30, 1997
                                         Average     Income/  Yields/   Average     Income/  Yields/    Average  Income/  Yields/
                                        Balances     Expense  Rates    Balances     Expense  Rates     Balances  Expense  Rates
Assets
Loans<F1>
Taxable                                $40,773.3    $  812.1  7.99 %  $39,835.4    $  795.0  8.09 %  $36,296.5   $738.0   8.16 %
  Tax-exempt<F2>                           678.8        12.5  7.42        691.0        13.4  7.85        704.4     14.0   7.95
    Total loans                         41,452.1       824.6  7.98     40,526.4       808.4  8.09     37,000.9    752.0   8.15
Investment securities:
  Taxable                                7,807.8       129.2  6.64      7,643.8       128.4  6.81      7,412.5    123.7   6.69
  Tax-exempt<F2>                           597.7        12.4  8.31        607.4        12.6  8.46        708.5     15.1   8.57
    Total investment securities          8,405.5       141.6  6.76      8,251.2       141.0  6.93      8,121.0    138.8   6.85
Funds sold                               1,059.9        14.9  5.64      1,106.4        15.6  5.72        845.5     13.3   6.27
Other short-term investments<F2>           225.6         2.5  4.48        205.7         2.5  4.90        270.7      3.8   5.69
    Total earning assets                51,143.1       983.6  7.71     50,089.7       967.5  7.83     46,238.1    907.9   7.88
Allowance for loan losses                 (659.6)                        (650.9)                        (633.5)
Cash and due from banks                  2,299.0                        2,356.1                        2,197.8
Premises and equipment                     979.2                          965.5                          945.0
Other assets                             2,423.7                        2,385.4                        1,813.8
Unrealized gains(losses) on
 investment securities                   3,832.8                        3,322.6                        3,037.1
    Total assets                       $60,018.2                      $58,468.4                      $53,598.3

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $11,415.0    $   78.2  2.75 %  $10,908.5    $   74.0  2.75 %  $10,494.5   $ 71.2   2.72 %
  Savings                                5,164.4        46.2  3.59      5,239.9        46.8  3.62      5,297.6     47.4   3.59
  Consumer time                          6,759.8        88.3  5.24      6,877.9        88.9  5.24      7,016.1     90.6   5.18
  Other time<F3>                         4,978.2        71.1  5.73      5,388.3        74.8  5.63      5,808.1     80.7   5.58
    Total interest-bearing deposits     28,317.4       283.8  4.02     28,414.6       284.5  4.06     28,616.3    289.9   4.06
Funds purchased                          8,085.7       107.1  5.32      7,655.0       100.6  5.33      5,827.0     77.8   5.35
Other short-term borrowings              1,587.1        22.3  5.62      1,671.2        23.5  5.71      1,762.1     24.9   5.66
Long-term debt                           4,290.9        65.7  6.14      3,898.8        61.4  6.39      2,191.7     36.1   6.61
    Total interest-bearing liabilities  42,281.1       478.9  4.54     41,639.6       470.0  4.58     38,397.1    428.7   4.48
Noninterest-bearing deposits             8,153.5                        7,901.7                        7,462.5
Other liabilities                        3,761.1                        3,455.3                        2,669.9
Realized shareholders' equity            3,452.4                        3,417.6                        3,189.2
Net unrealized gains(losses)
  on investment securities               2,370.1                        2,054.2                        1,879.6
    Total liabilities and
     shareholders' equity              $60,018.2                      $58,468.4                      $53,598.3



Interest rate spread                                          3.17 %                         3.25 %                       3.40 %

Net Interest Income                                 $  504.7                       $  497.5                      $479.2

Net Interest Margin                                           3.96 %                         4.03 %                       4.16 %

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

TABLE 2b - CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE AND AVERAGE
YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on a taxable-equivalent basis)
                                                             Six Months Ended
                                               June 30, 1998                  June 30, 1997
                                        Average     Income/   Yields/   Average    Income/   Yields/
                                        Balances    Expense   Rates    Balances    Expense   Rates
Assets
Loans<F1>
  Taxable                              $40,306.9    $1,607.1  8.04 %  $35,748.2    $1,445.2  8.15 %
  Tax-exempt<F2>                           684.9        25.9  7.64        702.4        27.4  7.86
    Total loans                         40,991.8     1,633.0  8.03     36,450.6     1,472.6  8.15
Investment securities:
 Taxable                                 7,726.3       257.6  6.72      7,344.5       243.6  6.69
  Tax-exempt<F2>                           602.5        25.0  8.39        719.7        30.8  8.64
    Total investment securities          8,328.8       282.6  6.84      8,064.2       274.4  6.86
Funds sold                               1,083.0        30.5  5.68        907.1        27.3  6.06
Other short-term investments<F2>           215.7         5.0  4.68        227.4         6.2  5.51
    Total earning assets                50,619.3     1,951.1  7.77     45,649.3     1,780.5  7.87
Allowance for loan losses                 (655.3)                        (630.8)
Cash and due from banks                  2,327.4                        2,228.6
Premises and equipment                     972.4                          915.4
Other assets                             2,404.7                        1,722.0
Unrealized gains(losses) on
  investment securities                  3,579.1                        2,922.3
    Total assets                       $59,247.6                      $52,806.8

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts            $11,163.1    $  152.2  2.75 %  $10,492.1    $  142.2  2.73 %
  Savings                                5,202.0        93.0  3.61      5,350.1        95.2  3.59
  Consumer time                          6,818.6       177.2  5.24      7,033.0       180.1  5.16
  Other time<F3>                         5,182.1       145.9  5.68      5,477.2       149.4  5.50
    Total interest-bearing deposits     28,365.8       568.3  4.04     28,352.4       566.9  4.03
Funds purchased                          7,871.5       207.7  5.32      5,966.8       155.5  5.25
Other short-term borrowings              1,628.9        45.8  5.67      1,561.6        43.3  5.59
Long-term debt                           4,095.9       127.1  6.26      1,926.8        63.6  6.66
    Total interest-bearing liabilities  41,962.1       948.9  4.56     37,807.6       829.3  4.42
Noninterest-bearing deposits             8,028.2                        7,448.3
Other liabilities                        3,236.6                        2,502.5
Realized shareholders' equity            3,435.1                        3,239.4
Net unrealized gains(losses)
  on investment securities               2,213.0                        1,809.0
    Total liabilities and
     shareholders' equity              $59,247.6                      $52,806.8

Interest rate spread                                          3.21 %                         3.45 %

Net Interest Income                                 $1,002.2                       $  951.2

Net Interest Margin                                           3.99 %                         4.20 %

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

Provision for Loan Losses. The Company increased the provision for loan losses in the second quarter of 1998 to $33.5 million from $29.2 million in the same period last year. The provision exceeded net charge-offs by $4.1 million. Net loan charge-offs were $51.3 million in the first six months of this year, representing 0.25% of average loans. The comparable net charge-off amount in 1997 was $41.4 million or 0.24% of average loans.
    The Company's allowance for loan losses totaled $662.6 million at June 30, 1998, which was 1.59% of quarter-end loans and 485% of total nonperforming loans. On June 30, 1997 these ratios were 1.70% and 372%.

TABLE 5 - SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in millions)
                                                                Quarters
                                                 1998                           1997
                                            2            1            4            3            2
Allowance for Loan Losses
  Balances - beginning of quarter     $   658.5    $   651.8    $   647.1    $   639.8    $   634.5
  Provision for loan losses                33.5         28.6         32.6         29.0         29.2

  Charge-offs:
      Commercial                          (10.0)        (4.8)        (7.2)        (6.8)        (4.7)
      Real estate:
        Construction                          -         (0.1)        (0.4)        (1.3)        (0.5)
        Residential mortgages              (2.1)        (1.6)        (2.6)        (2.0)        (1.5)
        Other                              (0.9)        (0.9)        (2.5)        (1.3)        (1.8)
      Lease financing                      (0.4)        (1.1)        (0.6)        (0.4)        (0.3)
      Credit card                         (17.6)       (15.1)       (13.4)       (13.2)       (12.5)
      Other consumer loans                (11.3)       (12.3)       (14.8)       (12.4)       (14.0)
      Total charge-offs                   (42.3)       (35.9)       (41.5)       (37.4)       (35.3)

  Recoveries:
      Commercial                            2.8          3.9          4.9          4.3          2.5
      Real estate:
        Construction                        0.1          0.1          0.7          1.0            -
        Residential mortgages               0.7          0.3          0.4          0.2          0.4
        Other                               1.3          2.2          1.0          2.6          1.1
      Lease financing                       0.2          0.2          0.1          0.2          0.1
      Credit card                           2.4          1.8          1.6          2.0          1.8
      Other consumer loans                  5.4          5.5          4.9          5.4          5.5
      Total recoveries                     12.9         14.0         13.6         15.7         11.4
      Net charge-offs                     (29.4)       (21.9)       (27.9)       (21.7)       (23.9)
  Balance - end of quarter            $   662.6    $   658.5    $   651.8    $   647.1    $   639.8

Quarter-end loans outstanding:
  Domestic                            $41,306.3    $41,001.9    $39,875.7    $38,185.3    $37,382.9
  International                           341.0        262.1        259.8        290.2        301.4
    Total                             $41,647.3    $41,264.0    $40,135.5    $38,475.5    $37,684.3

Ratio of allowance to quarter-end loan     1.83 %       1.84 %       1.87 %       1.94 %       1.96 %
Average loans                         $41,452.1    $40,526.4    $39,230.1    $37,898.9    $37,000.9
Ratio of net charge-offs (annualized)
  to average loans                         0.28 %       0.22 %       0.28 %       0.23 %       0.26 %


TABLE 6 - NONPERFORMING ASSETS
(Dollars in millions)
                                                1998                     1997
                                         June 30    March 31  December 31 September 3 June 30
Nonperforming Assets
 Nonaccrual loans:
   Commercial                             $ 38.1     $ 20.6     $ 20.9     $ 35.2     $ 29.1
   Real Estate:
    Construction                             3.3        2.9        1.8        2.8       12.6
    Residential mortgages                   47.9       52.0       49.7       57.8       54.8
    Other                                   38.8       42.6       41.2       47.1       55.0
   Lease financing                           2.1        2.3        3.0        0.7        1.0
   Consumer loans                            6.5        7.6        8.8        8.7        8.5
    Total nonaccrual loans                 136.7      128.0      125.4      152.3      161.0
 Restructured loans                            -        2.7        2.7        2.7       11.0
    Total nonperforming loans              136.7      130.7      128.1      155.0      172.0
 Other real estate owned                    26.7       31.4       22.5       35.7       41.9
    Total Nonperforming Assets            $163.4     $162.1     $150.6     $190.7     $213.9

Ratios:
 Nonperforming loans to total loans         0.33 %     0.32 %     0.32 %     0.40 %     0.46 %
 Nonperforming assets to total loans
  plus other real estate owned              0.39       0.39       0.37       0.50       0.57
 Allowance to nonperforming loans          484.7      503.9      508.9      417.5      372.0

Accruing Loans Past Due 90 Days or More   $ 38.7     $ 43.3     $ 40.8     $ 41.4     $ 25.9

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

TABLE 9 - CAPITAL RATIOS
(Dollars in millions)
                                                          1998                         1997
                                                  June 30    March 31   December 31 September 30  June 30
Tier 1 capital:
  Realized shareholders' equity                  $ 3,353.3   $ 3,443.2   $ 3,211.5   $ 3,172.2   $ 3,137.6
  Trust preferred securities                         850.0       850.0       600.0       600.0       600.0
  Intangible assets other than servicing rights     (351.5)     (357.9)     (292.6)     (286.2)     (276.1)
    Total Tier 1 capital                           3,851.8     3,935.3     3,518.9     3,486.0     3,461.5
Tier 2 capital:
  Allowable allowance for loan losses                639.8       633.9       600.1       566.0       561.0
  Allowable long-term debt                           950.0       950.0       950.0     1,055.1       958.2
  Regulatory adjustment                            1,857.0     1,119.4       965.6           -           -
    Total Tier 2 capital                           3,446.8     2,703.3     2,515.7     1,621.1     1,519.2
    Total capital                                $ 7,298.6   $ 6,638.6   $ 6,034.6   $ 5,107.1   $ 4,980.7

Risk-weighted assets                             $53,019.3   $51,805.4   $48,922.3   $45,201.7   $44,803.6
Risk-based ratios:
  Tier 1 capital                                      7.26 %      7.59 %      7.19 %      7.71 %      7.72 %
  Total capital                                      13.67       12.81       12.33       11.29       11.12
Tier 1 leverage ratio                                 6.89        7.16        6.59        6.74        6.88
Total shareholders' equity to assets                  9.71        9.69        9.06        9.09        9.36


Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.
    Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiary banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%.
    The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Regulator's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. The Federal Reserve Bank has given SunTrust permission to include a portion of the unrealized gains on equity securities of The Coca-Cola Company in the Tier 2 capital calculation. At June 30, 1998, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.26%, 13.76% and 6.89%, respectively. SunTrust is committed to maintaining well capitalized banks.
    In April 1997, the Board of Directors authorized the Company to repurchase up to 15,000,000 shares of SunTrust common stock. At June 30, 1998, the Company had 9,289,694 shares remaining to be repurchased under this authorization. SunTrust announced the cessation of its share repurchase program in a Form 8-K filing on July 21, 1998. The total number of shares repurchased under this program were 5,710,306.

TABLE 10 - FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES
(Dollars in Millions)
                                          SunTrust Banks      SunTrust Banks     SunTrust Banks
                                         of Florida, Inc.    of Georgia, Inc.   of Tennessee, Inc.
                                           1998     1997      1998     1997       1998      1997
Summary of Operations<F1>
 Net interest income <FTE>               $ 515.2  $ 500.2   $ 347.9  $ 321.9   $ 148.6   $ 146.1
 Provision for loan losses                  18.1     20.5      11.6     10.0       3.7       4.5
 Trust income                               87.6     76.7      68.1     57.3      22.4      19.0
 Other noninterest income                  189.2    150.5     111.9     96.9      49.2      41.7
 Personnel expense                         184.3    171.1     120.4    112.0      57.5      55.0
 Other noninterest expense                 265.7    247.7     167.6    144.0      69.0      61.1
 Net income                                200.6    176.9     148.4    135.7      55.6      53.1

Selected Average Balances<F1>
 Total assets                             27,493   25,051    22,569   20,774     8,023     7,485
 Earning assets                           25,892   23,591    17,652   16,275     7,692     7,212
 Loans                                    19,723   17,773    14,669   12,892     6,053     5,596
 Total deposits                           18,964   18,444    11,478   11,673     6,036     5,747
 Realized shareholders' equity             2,195    2,062     1,584    1,452       635       593

At June 30
 Total assets                             27,682   25,767    24,190   22,473     8,328     7,697
 Earning assets                           25,928   24,202    18,148   17,311     7,934     7,346
 Loans                                    19,863   18,185    14,958   13,494     6,185     5,744
 Allowance for loan losses                   387      380       204      200       110       113
 Total deposits                           19,271   18,350    11,856   11,718     5,861     5,796
 Realized shareholders' equity             2,290    2,114     1,768    1,554       652       615
 Total shareholders' equity                2,308    2,125     4,333    3,591       660       618

Credit Quality
 Net loan charge-offs<F1>                   10.9     10.1       8.3      5.9       3.5       5.4
 Nonperforming loans<F2>                    88.0     94.7      36.7     53.5      11.6      23.4
 Other real estate owned<F2>                10.0     25.7       2.5      3.8      14.2      12.1

Ratios
 ROA<F3>                                    1.47 %   1.42 %    1.57 %   1.53 %    1.40 %    1.43 %
 ROE<F3>                                   18.43    17.30     18.89    18.85     17.65     18.06
 Net interest margin<F3>                    4.01     4.28      3.97     3.99      3.90      4.09
 Efficiency ratio<F3>                      56.82    57.58     54.55    53.78     57.46     56.14
 Total shareholders' equity/assets<F2>      8.34     8.25     17.91    15.98      7.92      8.03
 Net loan charge-offs to average loans<F3>  0.11     0.12      0.12     0.09      0.12      0.20
 Nonperforming loans to total loans<F2>     0.45     0.53      0.25     0.40      0.19      0.42
 Nonperforming assets to total loans plus
  other real estate owned<F2>               0.50     0.68      0.27     0.43      0.43      0.63
 Allowance to loans<F2>                     1.99     2.14      1.38     1.50      1.82      2.01
 Allowance to nonperforming loans<F2>      439.5    400.9     557.3    373.2     949.3     483.0

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

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of November, 1998.

                            SunTrust Banks, Inc.
                               (Registrant)

                            /s/ W.P. O'Halloran
                           William P. O'Halloran
                    Senior Vice President and Controller
                          (Chief Accounting Officer)