Form 10-Q
period 1998-09-30
SUNTRUST BANKS INC
filed 1998-11-13
CIK 750556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 1998
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

                               Yes __X__ No _____

At October 31, 1998, 209,568,155 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

PART  I    FINANCIAL INFORMATION                                                                   Page

         Item 1. Financial Statements (Unaudited)
                     Consolidated Statements of Income                                               3
                     Consolidated Balance Sheets                                                     4
                     Consolidated Statements of Cash Flows                                           5
                     Consolidated Statements of Shareholders' Equity                                 6
                     Notes to Consolidated Financial Statements                                      7-11

         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                  12-26

PART  II   OTHER INFORMATION

         Item 1. Legal Proceedings                                                                    27

         Item 2. Changes in Securities                                                                27

         Item 3. Defaults Upon Senior Securities                                                      27

         Item 4. Submission of Matters to a Vote of  Security Holders                                 27

         Item 5. Other Information                                                                    27

         Item 6. Exhibits and Reports on Form 8-K                                                     27

SIGNATURES                                                                                            27


                         PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year 1998.

                        Consolidated Statements of Income




                                                            Three Months                Nine Months
                                                         Ended September 30          Ended September 30
                                                       ------------------------    -----------------------
(Dollars in thousands except per share data)(Unaudited)    1998         1997          1998         1997
                                                       -----------  -----------    ----------  -----------
Interest Income
  Interest and fees on loans                            $ 831,848    $ 775,471   $ 2,456,936  $ 2,239,149
  Interest and dividends on securities available
       for sale
    Taxable interest                                      118,123      119,478       354,535      344,447
    Tax-exempt interest                                     8,323        9,967        25,439       30,895
    Dividends (1)                                          11,486        9,379        32,628       27,955
  Interest on funds sold                                   13,162       16,511        43,678       43,766
  Interest on deposits in other banks                         150          211           441          628
  Other interest                                            1,869        3,850         6,484        9,551
                                                       -----------  -----------    ----------  -----------
      Total interest income                               984,961      934,867     2,920,141    2,696,391
                                                       -----------  -----------    ----------  -----------
Interest Expense
  Interest on deposits                                    282,944      295,893       851,251      862,791
  Interest on funds purchased                             116,178       87,019       323,919      242,464
  Interest on other short-term borrowings                  18,119       27,650        63,894       70,965
  Interest on long-term debt                               70,910       47,577       197,973      111,208
                                                       -----------  -----------    ----------  -----------
      Total interest expense                              488,151      458,139     1,437,037    1,287,428
                                                       -----------  -----------    ----------  -----------
Net Interest Income                                       496,810      476,728     1,483,104    1,408,963
Provision for loan losses                                  31,409       29,003        93,465       84,439
                                                       -----------  -----------    ----------  -----------
Net interest income after provision
for loan                                                  465,401      447,725     1,389,639    1,324,524
                                                       -----------  -----------    ----------  -----------
Noninterest Income
  Trust income                                             92,496       79,087       280,964      236,149
  Service charges on deposit accounts                      67,180       62,327       192,026      183,959
  Credit card fees                                         20,631       17,515        62,819       54,704
  Corporate and institutional investment income            15,909        8,629        40,156       18,199
  Retail investment income                                 10,281        8,365        33,446       24,846
  Trading account profits and commissions                   6,904        3,965        28,793       12,782
  Securities gains (losses)                                (1,819)          61         1,053        1,090
  Other charges and fees                                   53,039       39,348       155,877      117,960
  Other noninterest income                                 28,540       13,638        81,232       37,149
                                                       -----------  -----------    ----------  -----------
      Total noninterest income                            293,161      232,935       876,366      686,838
                                                       -----------  -----------    ----------  -----------
Noninterest Expense
  Salaries and other compensation                         262,388      214,430       747,007      622,579
  Employee benefits                                        26,787       27,506        91,363       89,364
  Net occupancy expense                                    33,422       30,896        99,449       95,854
  Equipment expense                                        31,761       30,651        95,156       91,089
  Outside processing and software                          20,355       17,996        63,778       49,038
  Marketing and customer development                       15,604       15,924        51,449       49,576
  Postage and delivery                                     10,658       10,093        32,006       31,886
  Other noninterest expense                                86,621       76,852       261,280      222,311
                                                       -----------  -----------    ----------  -----------
      Total noninterest expense                           487,596      424,348     1,441,488    1,251,697
                                                       -----------  -----------    ----------  -----------
Income before income taxes                                270,966      256,312       824,517      759,665
Provision for income taxes                                 82,113       87,734       269,801      264,595
                                                       ===========  ===========    ==========  ===========
      Net Income                                        $ 188,853    $ 168,578     $ 554,716    $ 495,070
                                                       ===========  ===========    ==========  ===========

Average common  shares - diluted                      208,548,939  211,670,768   210,297,282  214,465,799
Average common shares - basic                         205,584,123  208,391,415   207,109,974  211,289,132
Net income per average common share - diluted              $ 0.91       $ 0.80        $ 2.64       $ 2.31
Net income per average common share - basic                  0.92         0.81          2.68         2.34
Dividends declared per common share                         0.250        0.225         0.750        0.675
(1) Includes dividends on common stock of
      The Coca-Cola Company                                 7,240        6,757        21,720       20,272


See notes to consolidated financial statements

                           Consolidated Balance Sheets


                                                               September 30     December 31   September 30
(Dollars in thousands) (Unaudited)                                1998             1997          1997
                                                               -----------      -----------   -----------
Assets
  Cash and due from banks                                     $ 2,190,913      $ 2,991,263   $ 2,638,422
  Trading account                                                 200,479          178,434       213,774
  Securities available for sale (1)                            11,455,372       11,729,298    11,346,407
  Funds sold                                                    1,333,582        1,012,000       856,994

  Loans                                                        42,889,478       40,135,505    38,475,470
  Allowance for loan losses                                      (666,146)        (651,830)     (647,077)
                                                               -----------      -----------   -----------
      Net loans                                                42,223,332       39,483,675    37,828,393

  Premises and equipment                                        1,023,638          964,169       953,567
  Intangible assets                                               442,077          292,370       285,765
  Customers' acceptance liability                                 398,856          488,632       501,325
  Other assets                                                  1,573,069          942,895       929,544
                                                               ===========      ===========   ===========
      Total assets                                           $ 60,841,318      $58,082,736  $ 55,554,191
                                                               ===========      ===========   ===========

Liabilities and Shareholders' Equity
  Noninterest-bearing deposits                                $ 8,314,365      $ 8,927,796   $ 7,840,994
  Interest-bearing deposits                                    28,168,612       29,269,732    28,376,060
                                                               -----------      -----------   -----------
      Total deposits                                           36,482,977       38,197,528    36,217,054
  Funds purchased                                               9,701,770        6,483,055     6,595,386
  Other short-term borrowings                                   1,400,450        1,989,415     1,839,091
  Long-term debt                                                3,755,319        2,571,832     2,426,245
  Guaranteed preferred beneficial interests in
     Company's debentures                                         850,000          600,000       600,000
  Acceptances outstanding                                         398,856          488,632       501,325
  Other liabilities                                             2,967,596        2,491,892     2,325,034
                                                               -----------      -----------   -----------
      Total liabilities                                        55,556,968       52,822,354    50,504,135
                                                               -----------      -----------   -----------

  Preferred stock, no par value; 50,000,000 shares
     authorized; none issued                                            -                -             -
  Common stock, $1.00 par value; 500,000,000
     shares authorized                                            213,108          211,608       216,608
  Additional paid in capital                                      389,583          296,751       299,519
  Retained earnings                                             3,210,549        2,812,645     2,972,637
  Treasury stock and other                                       (317,287)        (109,503)     (316,591)
                                                               -----------      -----------   -----------
      Realized shareholders' equity                             3,495,953        3,211,501     3,172,173
  Accumulated other comprehensive income                        1,788,397        2,048,881     1,877,883
                                                               -----------      -----------   -----------
      Total shareholders' equity                                5,284,350        5,260,382     5,050,056
                                                               ===========      ===========   ===========
      Total liabilities and shareholders' equity             $ 60,841,318      $58,082,736  $ 55,554,191
                                                               ===========      ===========   ===========

Common shares outstanding                                     208,931,856      209,909,204   211,105,817
Treasury shares of common stock                                 4,176,201        1,698,853     5,502,240

(1) Includes unrealized gains (losses) on securities
     available for sale                                       $ 2,891,168      $ 3,311,979   $ 3,035,624



See notes to consolidated financial statements

                      Consolidated Statements of Cash Flows

                                                                          Nine Months
                                                                      Ended September 30
                                                                   --------------------------
(Dollars in thousands) (Unaudited)                                    1998           1997
                                                                   ------------   -----------
Cash flows from operating activities:
  Net income                                                         $ 554,716     $ 495,070
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Net depreciation, amortization and accretion                     131,853       112,421
      Provision for loan losses                                         93,465        84,439
      Provision for losses on other real estate                          1,707         1,964
     Amortization of compensation element of restricted stock            9,566         7,099
     Securities (gains) and losses, net                                 (1,053)       (1,090)
      Net gain on sales of non-interest earning assets                 (18,692)       (6,389)
      Net increase in loans held for sale                             (459,414)     (128,424)
      Changes due to:
        Trading account                                                (22,045)     (133,397)
        Interest receivable                                            (30,006)      (41,419)
        Prepaid expenses                                               (50,907)      (44,798)
        Other assets                                                  (688,200)      (24,918)
        Taxes payable                                                   84,404        56,965
        Interest payable                                               (34,605)       21,373
        Other liabilities                                              586,232       256,572
                                                                   ------------   -----------
        Net cash provided by operating activities                      157,021       655,468
                                                                   ------------   -----------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale          2,257,084       943,999
  Proceeds from sales of securities available for sale                 635,471       526,802
  Purchases of securities available for sale                        (3,037,911)   (1,816,914)
  Net increase in loans                                             (2,360,511)   (2,942,875)
  Capital expenditures                                                (125,694)     (269,979)
  Proceeds from sales of non-interest earning assets                    33,418        11,680
  Net funds received in acquisitions                                    13,420       122,603
  Loan recoveries                                                       37,959        41,584
  Other                                                                      -       (64,159)
                                                                   ------------   -----------
    Net cash used in investing activities                           (2,546,764)   (3,447,259)
                                                                   ------------   -----------

Cash flows from financing activities:
  Net decrease in deposits                                          (1,714,550)     (795,938)
  Net increase in funds purchased and other short-term borrowings    2,629,750     1,518,824
  Proceeds from the issuance of long-term debt                       1,693,153     1,647,819
  Repayment of long-term debt                                         (259,666)     (186,915)
  Proceeds from issuance of treasury stock                              12,473        13,927
  Payments to acquire treasury stock                                  (293,373)     (539,634)
  Dividends paid                                                      (156,812)     (143,491)
                                                                   ------------   -----------
    Net cash provided by financing activities                        1,910,975     1,514,592
                                                                   ------------   -----------
Net decrease in cash and cash equivalents                             (478,768)   (1,277,199)
Cash and cash equivalents at beginning of period                     4,003,263     4,772,615
                                                                   ------------   -----------
Cash and cash equivalents at end of period                         $ 3,524,495    $ 3,495,416
                                                                   ============   ===========

Supplemental Disclosure
Interest paid                                                      $ 1,402,432    $ 1,308,801
Taxes paid                                                             186,764        208,252



See notes to consolidated financial statements

                 Consolidated Statements of Shareholders' Equity


                                                                                                         Accumulated
                                                                  Additional                 Treasury       Other
                                                      Common       Paid in      Retained     Stock and  Comprehensive
(Dollars in thousands) (Unaudited)                    Stock        Capital      Earnings       Other*       Income         Total
                                                     --------      --------    ----------    ---------     ---------     ---------
Balance, January 1, 1997                           $ 225,608       $ 310,612  $ 3,033,900   $ (230,918)  $ 1,601,778   $ 4,940,980
Net income                                                 -               -      495,070            -             -       495,070
Cash dividends declared on common
   stock, $0.68 per share                                  -               -     (143,491)           -             -      (143,491)
Proceeds from exercise of stock options                    -         (15,815)           -       20,851             -         5,036
Acquisition of treasury stock                              -               -            -     (539,634)            -      (539,634)
Retirement of treasury stock                          (9,000)              -     (412,842)     421,842             -             -
Issuance of treasury stock for 401(k)                      -           1,378            -        7,513             -         8,891
Issuance, net of forfeitures, of treasury
  stock as restricted stock                                -           3,344            -       14,428             -        17,772
Compensation element of restricted stock                   -               -            -      (17,772)            -       (17,772)
Amortization of compensation element
   of restricted stock                                     -               -            -        7,099             -         7,099
Change in unrealized gains (losses)
  on securities, net of taxes                              -               -            -            -       276,105       276,105
                                                     ========        ========  ==========    =========      =========     =========
Balance, September 30, 1997                        $ 216,608       $ 299,519  $ 2,972,637   $ (316,591)  $ 1,877,883   $ 5,050,056
                                                     ========        ========  ==========    =========      =========     =========

Comprehensive Income  - September 30, 1997                                                                               $ 771,175

Balance, January 1, 1998                           $ 211,608       $ 296,751  $ 2,812,645   $ (109,503)  $ 2,048,881   $ 5,260,382
Net income                                                 -               -      554,716            -             -       554,716
Cash dividends declared on common
   stock, $0.75 per share                                  -               -     (156,812)           -             -      (156,812)
Proceeds from exercise of stock options                    -         (18,102)           -       20,665             -         2,563
Issuance of common stock
  and treasury stock for acquisitions                  1,500         109,268            -       47,114             -       157,882
Acquisition of treasury stock                              -               -            -     (293,373)            -      (293,373)
Issuance of treasury stock for 401(k)                      -              84            -        9,826             -         9,910
Issuance, net of forfeitures, of treasury
  stock as restricted stock                                -           1,582            -       19,645             -        21,227
Compensation element of restricted stock                   -               -            -      (21,227)            -       (21,227)
Amortization of compensation element
   of restricted stock                                     -               -            -        9,566             -         9,566
Change in unrealized gains (losses)
  on securities, net of taxes                              -               -            -            -      (260,484)     (260,484)
                                                   ========        ========     ==========    =========    =========     =========
Balance, September 30, 1998                        $ 213,108       $ 389,583   $3,210,549   $ (317,287)  $ 1,788,397   $ 5,284,350
                                                   ========        ========     ==========    =========    =========     =========

Comprehensive Income  - September 30, 1998                                                                               $ 294,232

* Balance at September 30, 1997 includes $256,454 for Treasury Stock and $60,137 for Deferred Compensation.
   Balance at September 30, 1998 includes $247,585 for Treasury Stock and $69,702 for Deferred Compensation.

See notes to consolidated financial statements

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

In October 1998, the Financial Accounting Standards Board issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of Statement No. 134 will have no impact on the Company's financial position or results of operations.

Note 3 - Derivative Financial Instruments
Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used for such purposes are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized in earnings in the current period. It is the Company's policy not to hold derivatives unless they qualify as hedges.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be redesignated and documented pursuant to the provisions of this statement. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement and should not be applied retroactively to financial statements of prior periods. Adoption of Statement No. 133, when implemented, is not expected to have a material impact on the Company's financial position or results of operations.

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

On June 4, 1998, the Company signed a definitive agreement to acquire Citizens Bancorporation, Inc. a bank holding company based in Marianna, Florida with assets of $183 million. The merger, which was accounted for as a purchase, was completed on October 1, 1998. Citizens Bank and Gadsden State Bank merged into SunTrust Bank, Tallahassee, N.A., a subsidiary of SunTrust Banks of Florida, Inc., and

SunTrust Banks, Inc. The Company issued 603,919 shares of the Company's common stock and paid $39.2 million in cash. The transaction had no material impact on SunTrust's earnings per share.

On July 20, 1998, SunTrust signed a definitive Agreement and Plan of Merger providing for the merger of a wholly owned subsidiary of SunTrust with and into Crestar Financial Corporation. Under terms of the agreement, Crestar shareholders will receive, in a tax-free exchange, 0.96 shares of SunTrust's common stock for each share of Crestar common stock. It is intended that the merger will be accounted for as a pooling-of-interests. The merger is subject to regulatory and shareholder approval of both companies and is expected to be completed during the fourth quarter of 1998. In connection with the announcement, the Board of Directors of SunTrust has rescinded its stock repurchase authorization.

Note 5 - Comprehensive Income
Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", certain transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. The Company's comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale, net of income taxes.

Comprehensive income for the first nine months of 1998 and 1997 is calculated as follows:

(Dollars in thousands)

                                                    Before Income    Income       Net of Income
                                                    Tax (Benefit)  Tax (Benefit)  Tax (Benefit)
                                                    -------------  -------------  -------------
Unrealized gains and losses (net) recognized in
     other comprehensive income:
      Nine months ended September 30, 1998            $ (426,324)   $ (165,840)   $ (260,484)
      Nine months ended September 30, 1997            $  451,890    $  175,785    $  276,105


                                                           1998           1997
Amounts reported in net income:
   Gain on sale of securities                            $ 1,053       $ 1,090
   Net amortization (accretion)                              475          (670)
                                                    -------------   -----------
   Reclassification adjustment                             1,528           420
   Income tax expense                                       (594)         (163)
                                                    -------------   -----------
   Reclassification adjustment, net of tax                   934           257
Amounts reported in other comprehensive income:
   Unrealized (loss) gain arising during period,
     net of tax                                         (259,550)      276,362
   Reclassification adjustment, net of tax                  (934)         (257)
                                                    -------------   -----------
      Net unrealized (losses) gains recognized in
         other comprehensive income                     (260,484)      276,105
Net income                                               554,716       495,070
                                                    -------------   -----------
Total comprehensive income                             $ 294,232     $ 771,175
                                                    =============   ===========

Note 6 - Earnings Per Share Reconciliation
In the calculation of basic and diluted EPS, net income is identical. Below is a reconciliation for the periods ended September 30, 1998 and September 30, 1997 of the difference between average basic common shares outstanding and average diluted common shares outstanding.

                        Computation of Per Share Earnings
                      (In thousands, except per share data)

                                                   Three Months               Nine Months
                                                Ended September 30        Ended September 30
                                             -------------------------  ------------------------
                                                1998          1997         1998         1997
                                             ------------  -----------  -----------  -----------
Basic
Net income                                     $ 188,853    $ 168,578    $ 554,716    $ 495,070
                                             ------------  -----------  -----------  -----------
Average common shares                            205,584      208,391      207,110      211,289
                                             ------------  -----------  -----------  -----------
Earnings per common share - basic                 $ 0.92       $ 0.81       $ 2.68       $ 2.34
                                             ============  ===========  ===========  ===========
Diluted
Net income                                     $ 188,853    $ 168,578    $ 554,716    $ 495,070
                                             ------------  -----------  -----------  -----------
Average common shares outstanding                205,584      208,391      207,110      211,289
Incremental shares outstanding (1)                 2,965        3,279        3,187        3,177
                                             ------------  -----------  -----------  -----------
Average diluted common shares                    208,549      211,670      210,297      214,466
                                             ------------  -----------  -----------  -----------
Earnings per common share - diluted               $ 0.91       $ 0.80       $ 2.64       $ 2.31
                                             ============  ===========  ===========  ===========




                                                   Three Months               Nine Months
                                                Ended September 30        Ended September 30
                                             -------------------------  ------------------------
                                                1998          1997         1998         1997
                                             ------------  -----------  -----------  -----------

Average common shares - basic                    205,584      208,391      207,110      211,289
Effect of dilutive securities:
     Stock options                                 1,363        1,636        1,559        1,524
     Performance restricted stock                  1,602        1,643        1,628        1,653
                                             ------------  -----------  -----------  -----------
Average common shares - diluted                  208,549      211,670      210,297      214,466
                                             ============  ===========  ===========  ===========



(1) Includes the incremental effect of stock options and restricted stock outstanding computed under the treasury stock method.

Note 7 - Trust Preferred Securities

In 1997, the Company established two separate special purpose trusts, which collectively issued $600 million in trust preferred securities. In 1998, the Company issued an additional $250 million in trust preferred securities through a separate trust. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested in junior subordinated deferrable interest debentures (debentures) of the Company. The sole assets of these special purpose trusts are the debentures. These debentures rank junior to the senior and subordinated debt issued by the Company. The Company owns all of the common securities of the three trusts. The preferred securities issued by the trusts rank senior to the common securities. The obligations of the Company under the debentures, the indentures, the relevant trust agreements and the guarantees, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the trusts under the trust preferred securities and rank subordinate and junior in right of payment to all liabilities of the Company.

Listed below are the series of trust preferred securities of SunTrust Capital I, SunTrust Capital II, and SunTrust Capital III issued at $1,000 per security.

SunTrust Capital I issued $350 million in trust preferred securities in May 1997 and concurrently used the proceeds to invest in $360.9 million of Subordinated Debentures from the Company with a quarterly interest rate equal to 3-Month LIBOR plus .67% and a maturity of May 15, 2027.

SunTrust Capital II issued $250 million in trust preferred securities in June 1997 and concurrently used the proceeds to invest in $257.8 million of Subordinated Debentures from the Company with a semi-annual interest rate of 7.9% and a maturity of June 15, 2027.

SunTrust Capital III issued $250 million in trust preferred securities in March 1998 and concurrently used the proceeds to invest in $257.8 million of Subordinated Debentures from the Company with a quarterly interest rate equal to 3-Month LIBOR plus .65% and a maturity of March 15, 2028.

The trust preferred securities are subject to mandatory redemption at the stated maturity date of the debentures, upon repayment of the debentures or earlier, pursuant to the terms of the Trust Agreement.

Note 8 - Restatement of certain prior years Financial Statements

In connection with the review by the staff of the Securities and Exchange Commission of documents related to SunTrust's acquisition of Crestar Financial Corporation and the staff's comments thereon, SunTrust has lowered its provision for loan losses in 1996, 1995 and 1994 by $40 million, $35 million and $25 million respectively. The effect of this action was to increase net income in these years by $24.4 million, $21.4 million and $15.3 million, respectively. Further, as of December 31, 1997 and 1996, the allowance for loan losses has been decreased by a total of $100 million and shareholders' equity has been increased by a total of $61 million.

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

The following analysis of the financial performance of SunTrust for the third quarter of 1998 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document. The results of operations for the nine months ended September 30, 1998 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record net income of $188.8 million and $554.7 million for the third quarter and first nine months of 1998, an increase of 12.03% and 12.05% compared with $168.6 million and $495.1 million in the same periods of 1997. Diluted earnings per share grew 13.8% to $0.91 and 14.3% to $2.64 from $0.80 and $2.31 in the same periods. The growth in net income resulted from increases in noninterest income and continued strong loan demand.


Selected Quarterly Financial Data
(Dollars in millions except per share data)                                Quarters
                                                     ------------------------------------------------------
                                                                   1998                       1997
                                                     ------------------------------------------------------
                                                         3          2          1          4          3
                                                     ---------- ----------  ---------  ---------  ---------
Summary of Operations
Interest and dividend income                         $   984.8  $   975.8   $  959.5  $   954.4  $   934.9
Interest expense                                         488.1      478.9      470.0      469.0      458.1
                                                     ---------- ----------  ---------  ---------  ---------
Net interest income                                      496.7      496.9      489.5      485.4      476.8
Provision for loan losses                                 31.4       33.5       28.6       32.6       29.0
                                                     ---------- ----------  ---------  ---------  ---------
Net interest income after
  provision for loan losses                              465.3      463.4      460.9      452.8      447.8
Noninterest income                                       293.2      296.9      286.3      247.4      232.9
Noninterest expense                                      487.6      482.8      471.1      433.9      424.4
                                                     ---------- ----------  ---------  ---------  ---------
Income before provision
  for income taxes                                       270.9      277.5      276.1      266.3      256.3
Provision for income taxes                                82.1       92.5       95.2       94.1       87.7
                                                     ---------- ----------  ---------  ---------  ---------
Net income                                           $   188.8  $   185.0    $ 180.9  $   172.2  $   168.6
                                                     ========== ==========  =========  =========  =========
Net interest income (taxable-equivalent)             $   504.4  $   504.7    $ 497.5  $   494.1  $   485.7

Per common share
Net income - diluted                                    $ 0.91     $ 0.88     $ 0.85     $ 0.82     $ 0.80
Net income - basic                                        0.92       0.89       0.87       0.83       0.81
Dividends declared                                       0.250      0.250      0.250      0.250      0.225
Book value                                               25.29      28.62      27.49      25.06      23.92
Common stock market price
   High                                                  87.75      83.44      77.44      75.25      70.44
   Low                                                   54.00      73.38      65.25      61.13      54.75
   Close                                                 62.00      81.31      75.38      71.38      67.94

Selected Average Balances
Total assets                                        $ 60,496.8 $ 60,018.2  $58,468.4 $ 56,663.4 $ 55,160.2
Earning assets                                        51,757.2   51,143.1   50,089.7   48,970.5   47,672.1
Loans                                                 42,115.9   41,452.1   40,526.4   39,230.0   37,898.9
Total deposits                                        36,580.0   36,470.9   36,316.3   35,940.2   36,115.7
Realized shareholders' equity                          3,386.9    3,452.4    3,417.6    3,211.0    3,188.6
Total shareholders' equity                             5,747.7    5,822.5    5,471.8    5,067.0    5,151.4

Common shares - diluted (thousands)                    208,549    210,684    211,694    210,554    211,671
Common shares - basic (thousands)                      205,584    207,335    208,442    207,138    208,391

Financial Ratios
ROA*                                                      1.32%      1.32%      1.33%      1.27%      1.29%
ROE*                                                     22.12      21.49      21.46      21.27      20.98
Net interest margin*                                      3.87       3.96       4.03       4.00       4.04



* ROA, ROE and net interest margin are calculated excluding net unrealized gains on securities available for sale because the net unrealized gains are not included in income.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)

                                                                        Quarter Ended
                                             -------------------------------------------------------------------
                                                       September 30, 1998                 June 30, 1998
                                             -----------------------------------  -----------------------------
                                              Average       Income/     Yields/     Average   Income/     Yields/
                                              Balances      Expense      Rates     Balances   Expense     Rates
                                             ------------  ---------   --------   --------------------    -----
Assets
Loans (1)
  Taxable                                     $ 41,437.5     $ 822.9     7.88%    $ 40,773.3   812.1       7.99%
  Tax-exempt (2)                                   678.4        12.8     7.45          678.8    12.5       7.42
                                             ------------  ----------             ----------- -------
    Total loans                                 42,115.9       835.7     7.87       41,452.1   824.6       7.98
                                             ------------  ----------             ----------- -------
Securities available for sale:
  Taxable                                        7,850.9       129.6     6.55        7,807.8   129.2       6.64
  Tax-exempt (2)                                   582.1        12.1     8.22          597.7    12.4       8.31
                                             ------------  ----------             ----------- -------
    Total securities available for sale          8,433.0       141.7     6.66        8,405.5   141.6       6.76
                                             ------------  ----------             ----------- -------
Funds sold                                         992.1        13.2     5.26        1,059.9    14.9       5.64
Other short-term investments (2)                   216.2         1.9     3.78          225.6     2.5       4.48
                                             ------------  ----------             ----------- -------
    Total earning assets                        51,757.2       992.5     7.61       51,143.1   983.6       7.71
                                                           ----------                         -------
Allowance for loan losses                         (663.0)                             (659.6)
Cash and due from banks                          2,341.9                             2,299.0
Premises and equipment                           1,007.4                               979.2
Other assets                                     2,235.5                             2,423.7
Unrealized gains (losses) on
   investment securities                         3,817.8                             3,832.8
                                             ============                         ===========
    Total assets                              $ 60,496.8                          $ 60,018.2
                                             ============                         ===========

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                   $ 11,404.6      $ 78.7     2.74 %   $ 11,415.0  $ 78.2       2.75 %
  Savings                                        5,240.4        47.4     3.59        5,164.4    46.2       3.59
  Consumer time                                  6,664.4        87.6     5.21        6,759.8    88.3       5.24
  Other time (3)                                 5,068.9        69.2     5.42        4,978.2    71.1       5.73
                                             ------------  ----------             ----------- -------
    Total interest-bearing deposits             28,378.3       282.9     3.96       28,317.4   283.8       4.02
Funds purchased                                  8,671.1       116.2     5.32        8,085.7   107.1       5.32
Other short-term borrowings                      1,290.4        18.1     5.57        1,587.1    22.3       5.62
Long-term debt                                   4,548.8        70.9     6.18        4,290.9    65.7       6.14
                                             ------------  ----------             ----------- -------
    Total interest-bearing liabilities          42,888.6       488.1     4.52       42,281.1   478.9       4.54
                                                           ----------                         -------
Noninterest-bearing deposits                     8,201.7                             8,153.5
Other liabilities                                3,658.8                             3,761.1
Realized shareholders' equity                    3,386.9                             3,452.4
Other comprehensive income                       2,360.8                             2,370.1
                                             ============                         ===========
    Total liabilities and
          shareholders' equity                $ 60,496.8                          $ 60,018.2
                                             ============                         ===========

Interest rate spread                                                     3.09%                             3.17%
                                                                       =======                             =====

Net Interest Income                                          $ 504.4                           504.7
                                                           ==========                         =======

Net Interest Margin                                                      3.87%                             3.96%
                                                                       =======                             =====


(1) Interest income includes loan fees of $27.7, $26.4, and $26.5 in the quarters ended September 30, June 30, 1998 and September 30, 1997 and $79.9 and $73.8 in the nine months ended September 30, 1998 and 1997. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $7.7, $7.8, and $8.9, in the quarters ended September 30, June 30, 1998 and September 30, 1997 and $23.5 and $27.9 in the nine months ended September 30, 1998 and 1997.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)


                                                  Quarter Ended                             Nine Months Ended
                                             -------------------------   ---------------------------------------------------------
                                                September 30, 1997            September 30, 1998            September 30, 1997
                                             -------------------------   -----------------------------   -------------------------
                                             Average    Income/  Yields/  Average    Income/    Yields/  Average    Income/  Yields/
                                             Balances   Expense  Rates   Balances    Expense    Rates    Balances   Expense  Rates
                                             ---------  -------  -----   ----------  ---------  ------   ---------  -------  -----
Assets
Loans (1)
  Taxable                                  $ 37,205.4  $ 766.1   8.17%  $ 40,687.9  $ 2,430.0    7.98% $ 36,239.3 $2,211.3    8.16%
  Tax-exempt (2)                                693.5     13.5   7.75        682.7       38.7    7.57       699.4     40.9    7.82
                                             ---------  -------          ----------  ---------           ---------  -------
    Total loans                              37,898.9    779.6   8.16     41,370.6    2,468.7    7.98    36,938.7  2,252.2    8.15
                                             ---------  -------          ----------  ---------           ---------  -------
Securities available for sale:
  Taxable                                     7,679.8    128.8   6.66      7,768.3      387.2    6.66     7,457.5    372.4    6.68
  Tax-exempt (2)                                689.3     14.7   8.46        595.6       37.1    8.33       709.5     45.5    8.58
                                             ---------  -------          ----------  ---------           ---------  -------
    Total securities available for sale       8,369.1    143.5   6.80      8,363.9      424.3    6.78     8,167.0    417.9    6.84
                                             ---------  -------          ----------  ---------           ---------  -------
Funds sold                                    1,139.9     16.6   5.75      1,052.4       43.7    5.55       985.5     43.9    5.94
Other short-term investments (2)                264.2      4.1   6.18        215.9        6.9    4.38       239.8     10.3    5.76
                                             ---------  -------          ----------  ---------           ---------  -------
    Total earning assets                     47,672.1    943.8   7.85     51,002.8    2,943.6    7.72    46,331.0  2,724.3    7.86
                                                        -------                      ---------                      -------
Allowance for loan losses                      (641.6)                      (657.9)                        (634.5)
Cash and due from banks                       2,238.7                      2,332.3                        2,232.0
Premises and equipment                          949.4                        984.2                          926.8
Other assets                                  1,766.9                      2,347.6                        1,737.2
Unrealized gains (losses) on
   investment securities                      3,174.7                      3,659.5                        3,007.4
                                             =========                   ==========                      =========
    Total assets                            $55,160.2                   $ 59,668.5                      $53,599.9
                                             =========                   ==========                      =========

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                $ 10,424.8   $ 71.6   2.73%  $ 11,244.5    $ 230.9    2.75% $ 10,469.4  $ 213.8    2.73%
  Savings                                     5,202.2     47.1   3.59      5,214.9      140.4    3.60     5,300.3    142.3    3.59
  Consumer time                               6,946.6     91.2   5.21      6,766.6      264.8    5.23     7,003.9    271.3    5.18
  Other time (3)                              6,084.9     86.0   5.61      5,144.0      215.1    5.59     5,682.0    235.4    5.54
                                             ---------  -------          ----------  ---------           ---------  -------
    Total interest-bearing deposits          28,658.5    295.9   4.10     28,370.0      851.2    4.01    28,455.6    862.8    4.05
Funds purchased                               6,440.0     86.9   5.36      8,141.0      323.9    5.32     6,126.2    242.4    5.29
Other short-term borrowings                   1,906.4     27.7   5.75      1,514.8       63.9    5.64     1,677.8     71.0    5.66
Long-term debt                                2,826.0     47.6   6.68      4,248.5      198.0    6.23     2,229.8    111.2    6.67
                                             ---------  -------          ----------  ---------           ---------  -------
    Total interest-bearing liabilities       39,830.9    458.1   4.56     42,274.3    1,437.0    4.54    38,489.4  1,287.4    4.47
                                                        -------                      ---------                      -------
Noninterest-bearing deposits                  7,457.2                      8,086.7                        7,451.3
Other liabilities                             2,720.7                      3,625.8                        2,576.1
Realized shareholders' equity                 3,188.6                      3,418.9                        3,222.3
Other comprehensive income                    1,962.8                      2,262.8                        1,860.8
                                             =========                   ==========                      =========
    Total liabilities and
     shareholders' equity                  $ 55,160.2                   $ 59,668.5                     $ 53,599.9
                                             =========                   ==========                      =========

Interest rate spread                                             3.29%                           3.18 %                       3.39%
                                                                 =====                          ======                        =====

Net Interest Income                                    $ 485.7                      $ 1,506.6                      $ 1,436.9
                                                        =======                      =========                      =======

Net Interest Margin                                              4.04%                           3.95 %                       4.15%
                                                                 =====                          ======                        =====


(3) Interest rate swap transactions used to help balance the Company's interest-sensitivity position decreased interest expense by $1.2, $0.5 and increased interest expense by $1.2 in the quarters ended September 30, 1998, June 30, 1998 and September 30, 1997 and decreased interest income by $2.5 and increased interest expense by $2.4 in the nine months ended
     September 30, 1998 and September 30, 1997. Without these swaps, net interest margin would have been 3.86%, 3.95% and 4.05%, in the quarters ended September 30 and June 30, 1998 and September 30, 1997 and 3.96% and 4.15% in the nine months ended September 30, 1998 and 1997.

 Net Interest Income/Margins. The Company's net interest margin of 3.87% for the third quarter of 1998 was 17 basis points lower than the third quarter of last year. The rate on earning assets was 7.61% in the third quarter of 1998 and 7.85% in the third quarter of 1997. At the same time, the rate on interest bearing liabilities decreased 4 basis points due to the decrease in rates on other short-term borrowings and time deposits.

Interest income, which the Company was unable to recognize on nonperforming loans, had a negative impact of 1 basis point on the net interest margin in the first nine months of both 1998 and 1997. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.

The Company has evaluated the interest rate risk assumptions contained in the annual report. Management continues to believe that our sensitivity to interest rates is relatively neutral.

Noninterest Income. Noninterest income in the third quarter and the first nine months of 1998, adjusted to exclude the effect of securities gains (losses), increased $62.1 million, or 26.7%, and $189.6 million, or 27.6% from the comparable periods a year ago. SunTrust Equitable Securities Corporation (SESC), which was acquired on January 2, 1998, accounted for $9.3 million and $41.2 million of the increase in the third quarter and first nine months of this year. Trust income, the Company's largest source of noninterest income, increased $13.4 million, or 17.0%, and $44.8 million, or 19.0% over the same periods. Mortgage fees increased $6.9 million, or 56.2% and $23.3 million, or 72.1% over the same periods due to higher volume in our mortgage banking business. The increase in loan volume is due to the increase in new home sales and refinancing activity as long term interest rates have continued to decline in the past year.


Noninterest Income
(In millions)

                                                                            Quarters
                                                         -----------------------------------------------
                                                                     1998                    1997
                                                         -----------------------------------------------
                                                            3         2        1         4         3
                                                         --------  --------  -------   -------  --------
Trust income                                              $ 92.5    $ 95.4   $ 93.1    $ 82.5    $ 79.0
Service charges on deposit accounts                         67.2      62.7     62.1      63.8      62.4
Other charges and fees                                      34.1      33.7     32.6      28.0      27.2
Credit card fees                                            20.6      21.7     20.5      18.9      17.5
Mortgage fees                                               19.0      19.0     17.5      13.6      12.2
Corporate and institutional investment income               16.0      13.3     10.9       6.4       8.6
Retail investment income                                    10.2      12.8     10.4       8.4       8.3
Trading account profits and commissions                      6.9      10.9     11.0       5.2       4.0
Securities gains (losses)                                   (1.8)      2.0      0.9       0.4       0.1
Other income                                                28.5      25.4     27.3      20.2      13.6
                                                         ========  ========  =======   =======  ========
  Total noninterest income                               $ 293.2   $ 296.9   $286.3   $ 247.4   $ 232.9
                                                         ========  ========  =======   =======  ========

Noninterest Expense. Noninterest expense increased $63.2 million, or 14.9% and $189.8 million, or 15.2% in the third quarter and first nine months of 1998 compared to the same periods last year. Personnel expense, consisting of salaries, other compensation and employee benefits, increased $47.3 million, or 19.5% and $126.4 million, or 17.8% over the third quarter and first nine months of last year. The SESC acquisition accounted for $11.7 million, or 18.5% of the total increase in noninterest expense in the third quarter. The increase in other noninterest expense in the third quarter and first nine months of 1998 from the same periods in 1997 of $0.8 million, or 2.4% and $17.1 million, or 13.4% is due to expenditures made in connection with various projects to stimulate business growth and development. The efficiency ratio increased from 59.1% in the third quarter of 1997 to 61.1% in the same quarter of this year. Various growth projects accounted for the increase with most of the change due to the acquisition of SESC. After adjusting for the purchase of SESC, the efficiency ratio would have been 59.9% for the third quarter of 1998.



Noninterest Expense
(In millions)

                                                                               Quarters
                                                            -----------------------------------------------
                                                                        1998                    1997
                                                            -----------------------------------------------
                                                               3         2        1         4         3
                                                            --------  --------  -------   -------  --------
Salaries                                                    $ 202.4   $ 193.1  $ 183.8   $ 178.7   $ 175.2
Other compensation                                             60.0      56.5     51.2      42.9      39.2
Employee benefits                                              26.8      30.2     34.4      22.0      27.5
Net occupancy expense                                          33.4      32.9     33.1      30.9      30.9
Equipment expense                                              31.8      31.4     32.0      29.6      30.7
Outside processing and software                                20.4      21.4     22.0      19.4      18.0
Marketing and customer development                             15.6      18.5     17.3      19.2      15.9
Amortization of intangible assets                              15.3      13.7     11.2      10.0       8.3
Communications                                                 10.8      10.4      9.9       8.7       8.9
Postage and delivery                                           10.7      10.5     10.8      10.7      10.1
Operating supplies                                              9.4       9.4      9.0       9.8       8.7
Consulting and legal                                            8.3       8.7      7.3       9.3       8.1
FDIC premiums                                                   1.6       1.3      1.3       1.3       1.3
Other real estate expense                                      (4.4)     (2.7)    (2.4)     (5.8)     (3.1)
Other expense                                                  45.5      47.5     50.2      47.2      44.7
                                                            ========  ========  =======   =======  ========
  Total noninterest expense                                 $ 487.6   $ 482.8  $ 471.1   $ 433.9   $ 424.4
                                                            ========  ========  =======   =======  ========

Efficiency ratio                                               61.1 %    60.2 %   60.1 %    58.5 %    59.1 %






Provision for Loan Losses. The Company increased the provision for loan losses in the third quarter of 1998 to $31.4 million from $29.0 million in the same period last year. The provision exceeded net charge-offs by $3.5 million. Net loan charge-offs were $79.2 million in the first nine months of this year, representing 0.26% of average loans. The comparable net charge-off amount in 1997 was $63.1 million or 0.23% of average loans.

The Company's allowance for loan losses totaled $666.1 million at September 30, 1998, which was 1.55% of quarter-end loans and 472% of total nonperforming loans. On September 30, 1997 these ratios were 1.68% and 418%.

Summary of Loan Loss Experience
(Dollars in millions)

                                                                         Quarters
                                                --------------------------------------------------------
                                                               1998                        1997
                                                --------------------------------------------------------
                                                   3           2           1          4           3
                                                ---------   ---------  ----------  ---------   ---------
Allowance for Loan Losses
  Balances - beginning of quarter                $ 662.6     $ 658.5     $ 651.8    $ 647.1     $ 639.8
  Provision for loan losses                         31.4        33.5        28.6       32.6        29.0

  Charge-offs:
      Commercial                                   (10.9)      (10.0)       (4.8)      (7.2)       (6.8)
      Real estate:
        Construction                                   -           -        (0.1)      (0.4)       (1.3)
        Residential mortgages                       (2.0)       (2.1)       (1.6)      (2.6)       (2.0)
        Other                                       (0.3)       (0.9)       (0.9)      (2.5)       (1.3)
      Lease financing                               (0.4)       (0.4)       (1.1)      (0.6)       (0.4)
      Credit card                                  (15.5)      (17.6)      (15.1)     (13.4)      (13.2)
      Other consumer loans                          (9.9)      (11.3)      (12.3)     (14.8)      (12.4)
                                                ---------   ---------  ----------  ---------   ---------
      Total charge-offs                            (39.0)      (42.3)      (35.9)     (41.5)      (37.4)
                                                ---------   ---------  ----------  ---------   ---------

  Recoveries:
      Commercial                                     2.8         2.8         3.9        4.9         4.3
      Real estate:
        Construction                                 0.1         0.1         0.1        0.7         1.0
        Residential mortgages                        0.3         0.7         0.3        0.4         0.2
        Other                                        0.7         1.3         2.2        1.0         2.6
      Lease financing                                0.1         0.2         0.2        0.1         0.2
      Credit card                                    1.6         2.4         1.8        1.6         2.0
      Other consumer loans                           5.4         5.4         5.5        4.9         5.4
                                                ---------   ---------  ----------  ---------   ---------
      Total recoveries                              11.1        12.9        14.0       13.6        15.7
                                                ---------   ---------  ----------  ---------   ---------
      Net charge-offs                              (27.9)      (29.4)      (21.9)     (27.9)      (21.7)
                                                ---------   ---------  ----------  ---------   ---------
  Balance - end of quarter                       $ 666.1     $ 662.6     $ 658.5    $ 651.8     $ 647.1
                                                =========   =========  ==========  =========   =========

Quarter-end loans outstanding:
  Domestic                                    $ 42,548.7  $ 41,306.3  $ 41,001.9  $39,875.7  $ 38,185.3
  International                                    340.8       341.0       262.1      259.8       290.2
                                                =========   =========  ==========  =========   =========
    Total                                     $ 42,889.5  $ 41,647.3  $ 41,264.0  $40,135.5  $ 38,475.5
                                                =========   =========  ==========  =========   =========

Ratio of allowance to quarter-end loans             1.55%       1.59%       1.60%      1.62%       1.68%
Average loans                                 $ 42,115.9  $ 41,452.1  $ 40,526.4  $39,230.1  $ 37,898.9
Ratio of net charge-offs (annualized)
  to average loans                                  0.26%       0.28%       0.22%      0.28%       0.23%


Nonperforming Assets
(Dollars in millions)

                                                            1998                        1997
                                              -------------------------------------------------------
                                             September 30  June 30    March 31 December 31 September 30
                                             ------------ ---------   -------- ----------- ------------
Nonperforming Assets
  Nonaccrual loans:
      Commercial                                $ 37.4      $ 38.1     $ 20.6     $ 20.9      $ 35.2
      Real Estate:
        Construction                               2.8         3.3        2.9        1.8         2.8
        Residential mortgages                     52.9        47.9       52.0       49.7        57.8
        Other                                     39.2        38.8       42.6       41.2        47.1
      Lease financing                              1.9         2.1        2.3        3.0         0.7
      Consumer loans                               6.5         6.5        7.6        8.8         8.7
                                              ---------
                                                          ---------  ---------  ---------  ----------
          Total nonaccrual loans                 140.7       136.7      128.0      125.4       152.3
  Restructured loans                               0.6           -        2.7        2.7         2.7
                                              ---------   ---------  ---------  ---------  ----------
          Total nonperforming loans              141.3       136.7      130.7      128.1       155.0
  Other real estate owned                         16.4        26.7       31.4       22.5        35.7
                                              ---------   ---------  ---------  ---------  ----------
    Total nonperforming assets                 $ 157.7     $ 163.4    $ 162.1    $ 150.6     $ 190.7
                                              =========   =========  =========  =========  ==========

  Ratios:
    Nonperforming loans to total loans            0.33%       0.33%      0.32%      0.32%       0.40%
    Nonperforming assets to total loans
      plus other real estate owned                0.37        0.39       0.39       0.37        0.50
    Allowance to nonperforming loans             471.5       484.7      503.9      508.9       417.5

Accruing Loans Past Due
  90 Days or More                               $ 38.7      $ 38.7     $ 43.3     $ 40.8      $ 41.4



Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets have increased 4.7%, or $7.1 million since December 31, 1997 and decreased 17.3%, or $33.0 million since September 30, 1997. Included in nonperforming loans at September 30, 1998 are loans aggregating $14.2 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments.

Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first nine months of 1998, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at September 30, 1998, if all such loans had been accruing interest at the original contractual rate, was $9.2 million. Interest income recognized in the nine months ended September 30, 1998 on all such nonperforming loans at September 30, 1998, was $5.0 million.

Loan Portfolio by Types of Loans
(In millions)

                                                        1998                         1997
                                        -----------------------------------------------------------
                                        September 30  June 30     March 31  December 31  September 30
                                        ------------ ---------   ---------- -----------  ------------
Commercial:
  Domestic                            $  16,431.2  $ 15,428.1   $ 15,165.7  $ 14,139.9  $ 12,968.2
  International                             321.1       320.5        249.6       247.4       278.0
Real estate:
  Construction                            1,585.4     1,532.2      1,451.8     1,442.6     1,400.7
  Residential mortgages                  13,076.7    13,092.7     13,195.2    12,992.9    12,726.3
  Other                                   4,972.0     4,887.3      4,820.5     4,778.7     4,766.4
Lease financing                             855.0       825.9        783.1       725.7       663.6
Credit card                                 962.5       958.8        982.7     1,041.3     1,022.5
Other consumer loans                      4,685.6     4,601.8      4,615.4     4,767.0     4,649.8
                                        ==========   =========   ==========  ==========  ==========
  Total loans                          $ 42,889.5  $ 41,647.3   $ 41,264.0  $ 40,135.5  $ 38,475.5
                                        ==========   =========   ==========  ==========  ==========

Loans. During the third quarter and first nine months of 1998, average loans increased 11.1% and 12.0% over the same periods a year ago. Since December 31, 1997 domestic commercial loans increased $2.3 billion or 16.2%. The average loan to deposit ratio was 115.1% and 113.5% in the third quarter and first nine months of 1998 compared with 104.9% and 102.9% in the same periods of 1997.

At September 30, 1998, international outstandings, which include loans, acceptances, deposits in other banks, foreign guarantees and accrued interest, net of write-downs totaled $347.2 million, an increase of 21.2% from $286.4 million at December 31, 1997.

Income Taxes. The provision for income taxes was $82.1 million and $269.8 million in the third quarter and first nine months of 1998 compared to $87.7 million and $264.6 million in the same period last year. This represented a 30% and 33% effective tax rate in the third quarter and first nine months of 1998 and an effective tax rate of 34% and 35% in the same periods last year. The reduction in the effective tax rate for the third quarter and nine months ended September 30, 1998 was the result of the favorable settlement of a Federal tax examination for prior years.

Securities available for sale. Securities in the investment portfolio are classified as available-for-sale and are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from realized shareholders' equity to determine total shareholder's equity. The investment portfolio continues to be managed to maximize yield over an entire interest rate cycle while providing liquidity and minimizing risk. The portfolio yield decreased from an average of 6.80% in the third quarter of 1997 to 6.66% in the third quarter of this year. The portfolio size (measured at amortized cost) increased by $3 million during the third quarter to $8.3 billion at quarter end. The average life of the portfolio was approximately 1.7 years at September 30, 1998. At September 30, 1998, approximately 15% of the portfolio consisted of U.S. Treasury securities, 8% U.S. government agency securities, 60% mortgage-backed securities, 10% trust preferred securities and 7% municipal securities (calculated as a percent of total par value). All of the Company's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At September 30, 1998, the carrying value of the securities portfolio was $2.9 billion over its amortized cost, consisting mostly of a $2.8 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company.

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

Average total deposits for the third quarter and first nine months of 1998 increased $0.5 billion, or 1.3%, and $0.5 billion, or 1.5% over the same periods a year ago. Interest-bearing deposits represented 77.6% and 77.8% of average deposits for the third quarter and first nine months of 1998, compared to 79.4% and 79.3% for the same periods in 1997. In the third quarter of 1998, average net purchased funds (average funds purchased less average funds sold) increased $2.4 billion and $1.9 billion over the same periods in 1997. Net purchased funds were 14.8% and 13.9% of average earning assets for the third quarter and first nine months of 1998 as compared to 11.1% in the same periods a year ago.

Derivatives. The Company enters into various derivative contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, the Company enters into offsetting positions to eliminate the Company's exposure to interest rate risk. The principal derivative contract used by the Company is the interest rate swap. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. Interest rate futures contracts are also used but on a much more limited basis. The Company also monitors its sensitivity to changes in interest rates and uses interest rate swap contracts to limit the volatility of net interest income. Table 8 details interest rate swaps as of September 30, 1998 used for managing interest rate sensitivity.

Interest Rate Swaps
(Dollars in millions)

                                                                  Average Maturity    Average       Average
                             Notional Value      Fair Value           In Months      Rate Paid   Rate Received
                             ---------------  -----------------   -----------------  ----------  -------------
Gain position:
  Receive fixed                   $ 1,251.9             $ 87.7          56.9            5.63 %       6.44 %
  Pay fixed                            18.8                0.1           0.7            4.76         4.59
  Basis swaps                         250.0                0.8           6.7            4.49         4.60
                             ---------------  -----------------
  Total gain position               1,520.7               88.6
                             ---------------  -----------------
Loss position:
  Receive fixed                           -                  -             -               -            -
  Pay fixed                           945.5              (43.0)         64.8            6.30         5.52
  Basis swaps                         750.0               (2.7)         37.8            4.76         4.86
                             ---------------  -----------------
  Total loss position               1,695.5              (45.7)
                             ---------------  -----------------
    Total                         $ 3,216.2             $ 42.9
                             ===============  =================


The swaps are designated as hedges on investments, deposits and other interest-bearing liabilities. During the nine months ended September 30, 1998, hedge swaps decreased net interest income by $2.5 million, compared with a $2.4 million decrease in the corresponding 1997 period.

Capital Ratios
(Dollars in millions)

                                                  1998                           1997
                                  ------------------------------------  -------------------------
                                  September 30   June 30     March 31   December 31  September 30
                                  ------------   -------    ----------  -----------  ------------
Tier 1 capital:
  Realized shareholders' equity    $ 3,496.0    $ 3,353.3   $ 3,443.2   $ 3,211.5   $ 3,172.2
  Trust preferred securities           850.0        850.0       850.0       600.0       600.0
  Intangible assets other than
    servicing rights                  (345.0)      (351.5)     (357.9)     (292.6)     (286.2)
                                  -----------  -----------  ----------  ----------  ----------
    Total Tier 1 capital             4,001.0      3,851.8     3,935.3     3,518.9     3,486.0
                                  -----------  -----------  ----------  ----------  ----------
Tier 2 capital:
  Allowable allowance for
     loan losses                       652.2        639.8       633.9       600.1       566.0
  Allowable long-term debt             950.0        950.0       950.0       950.0     1,055.1
  Regulatory adjustment              1,251.6      1,857.0     1,119.4       965.6           -
                                  -----------  -----------  ----------  ----------  ----------
    Total Tier 2 capital             2,853.8      3,446.8     2,703.3     2,515.7     1,621.1
                                  -----------  -----------  ----------  ----------  ----------
    Total capital                  $ 6,854.8    $ 7,298.6   $ 6,638.6   $ 6,034.6   $ 5,107.1
                                  ===========  ===========  ==========  ==========  ==========

Risk-weighted assets              $ 53,416.1   $ 53,019.3   $51,805.4  $ 48,922.3  $ 45,201.7
Risk-based ratios:
  Tier 1 capital                        7.49%        7.26%       7.59%       7.19%       7.71%
  Total capital                        12.83        13.76       12.81       12.33       11.29
Tier 1 leverage ratio                   7.10         6.89        7.16        6.59        6.74
Total shareholders' equity to assets    8.69         9.71        9.69        9.06        9.09


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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Regulator's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. Forty-five percent of the unrealized gains on equity securities of The Coca-Cola Company are included in the Tier 2 capital calculation. At September 30, 1998, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 7.49%, 12.83% and 7.10%, respectively. SunTrust is committed to maintaining well capitalized banks.

In April 1997, the Board of Directors authorized the Company to repurchase up to 15,000,000 shares of SunTrust common stock. As reported in the Form 8-K filed on July 21, 1998, the Company ceased its share repurchase program in anticipation of the merger with Crestar Financial Corporation. The total number of shares repurchased under this program was 5,710,306.

Year 2000. The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four-digits, to indicate the year. These computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems, or any particular industry or field. Year 2000 issues will potentially affect every system that has an embedded microchip containing this flaw, such as alarm systems, vaults and elevators.

SunTrust is committed to addressing the Year 2000 challenges in a prompt and responsible manner. It has dedicated resources to do so with the goal that systems and services will not be compromised or otherwise negatively impacted by computer-based entries and record keeping related to the century date change. The SunTrust Year 2000 Project Oversight Program (the "Year 2000 Program") has been active since 1996. Each of 28 banks and 15 non-bank subsidiaries in the SunTrust system has a Year 2000 Project Manager who reports directly to a central Project Director at SunTrust, who is coordinating the Year 2000 Program. The Project Director reports on a monthly basis to the Chief Financial Officer, who reports on a quarterly basis to the SunTrust Board of Directors. SunTrust prepared a compliance manual in conjunction with an outside Year 2000 expert, which is used by the Project Director and all Project Managers to ensure that the Year 2000 Program is implemented in a uniform manner. In addition, all SunTrust entities use uniform status reporting in connection with the Year 2000 Program. Furthermore, additional committees have been established throughout SunTrust to identify, address and mitigate key Year 2000 risks in the organization.

Within SunTrust, each business unit is responsible for renovation and testing of the systems within their control, such as personal computers, facilities, and locally used forms. SunTrust Service Corporation, SunTrust's central operations and information technology group, provides services for certain business units within the SunTrust system, and is responsible for renovation and testing of systems relating to those services. SunTrust's Year 2000 Program has four phases: inventory, assessment, remediation and testing. The inventory phase, in which SunTrust determined all areas with potential Year 2000 issues, was completed in early 1997. This included SunTrust's information technology systems as well as equipment such as elevators, bank alarms, vault locks, etc. that may contain embedded microprocessors. The assessment phase, in which SunTrust made a determination as to the method of remediation, was substantially completed in February, 1998. The remediation and testing phases are currently in progress. Wherever practical, SunTrust is making remediation a normal part of business practice. SunTrust has over 1400 computer based applications, and decisions on remediation are made on an individual case-by-case basis. The testing phase has two components: readiness testing and enterprise testing. Enterprise testing is subdivided into three phases, with the first two phases covering substantially all the mission-critical applications, and the third phase covering the less critical applications. A final phase may be scheduled which would provide an opportunity to retest critical applications that were tested in the previous phases. A technical quality assurance group evaluates the progress of test results, while SunTrust's Internal Audit and Risk Management departments provide continuous independent oversight.

In accordance with standards established by the Federal Financial Institution's Examination Counsel (FFIEC), SunTrust will be substantially complete with remediation and testing of mission-critical applications by December 31, 1998. SunTrust expects to be substantially complete with non-mission-critical applications at the end of the first quarter of 1999. SunTrust uses dedicated test equipment in order to minimize risk to current operations. That equipment will be used for ongoing operations at the end of the testing phase.

The standards established by the FFIEC on Year 2000 matters for financial institutions cover a variety of topics, including guidance on testing, customer risk assessment and contingency planning. SunTrust is engaged in a regular dialogue with the regulatory agencies and discloses its status, at a minimum, on a quarterly basis. The FFIEC guidelines are available to the public on the Internet at www.ffiec.gov.

SunTrust's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, SunTrust's operations could be materially affected if the operations of those companies who provide SunTrust with mission-critical applications, systems and services are materially affected. For example, SunTrust depends on service providers and vendors who provide equipment, technology and software to it in connection with its business operations. Failure of these parties to achieve Year 2000 readiness could substantially affect SunTrust's operations. In response to this concern, SunTrust is in constant dialogue with key service providers and is performing due diligence over their remediation and testing efforts. Service providers are required to inform SunTrust in writing of their expected Year 2000 compliance date. The majority of service providers have reported that they will be Year 2000 compliant by December 31, 1998. SunTrust also monitors the progress of vendors in their remediation efforts and has made case-by-case decisions as to whether to continue the relationship with the vendor or to replace the product or service with one from another vendor. All mission-critical vendors have informed SunTrust that they will be Year 2000 compliant by December 31, 1998. The inability of SunTrust or its material suppliers to effectuate solutions to their respective Year 2000 issues on a timely and cost-effective basis may have a material adverse effect on SunTrust.

SunTrust has completed its Year 2000 contingency planning strategy document, and this document has been distributed to each Project Manager. Contingency plans incorporate a review of Year 2000 risk and normal business risk. Should Year 2000 compliance not be achieved by the specific deadlines, SunTrust has developed a contingency plan for each system or service. The contingency plans document the action SunTrust will take for each such non-compliant system. Since the worst case scenarios are difficult or even impossible to predict at this time, these contingency plans are particularly challenging. SunTrust intends to revise them as necessary on an ongoing basis until all problems are confronted and resolved.

It is possible that SunTrust's automated systems, such as alarm systems, vaults, elevators and phone services, could be disrupted through the loss of utilities, such as electricity, water, telephone and other occurrences outside of SunTrust's control. SunTrust is in contact with its outside providers of services on an ongoing basis to evaluate their progress in addressing the Year 2000 problem. To the extent possible, SunTrust's contingency plans will incorporate these risks into current business recovery plans.

SunTrust has performed an assessment of Year 2000 readiness with funds providers and funds takers. SunTrust is undertaking a comprehensive due diligence process in order to address the potential for fiduciary risks associated with computer malfunctions at customers' locations and businesses whose stock or assets are held in trust by SunTrust. These processes are ongoing and will continue into 1999.

Management believes it has taken all reasonable steps to minimize the operational, regulatory and legal risks associated with the century date change. In spite of all efforts being made to rectify these problems, SunTrust could be subject to formal supervisory or enforcement actions relating to Year 2000 issues. Furthermore, SunTrust, like other commercial banks, may experience a contraction in the deposit base if a significant amount of deposited funds are withdrawn by customers prior to the year 2000. This potential deposit contraction could make it necessary for SunTrust to change funding sources and increase the cost of funding in general. SunTrust has a committee specifically addressing Year 2000 liquidity issues. This committee has determined that there are no high-risk funds providers in its portfolio.

It is impossible to determine what impact, if any, Year 2000 will have on the loan payment performance of SunTrust's borrowers. Borrowers may suffer Year 2000 related difficulties making them unable to repay their loans according to the agreed upon terms. SunTrust is assessing this risk and has implemented new procedures, including additional loan documentation to identify Year 2000 related issues. This information is summarized and reported to the Board of Directors on a periodic basis. None of SunTrust's borrowers has reported the expectation of material adverse impacts as a result of Year 2000.

All companies with stock traded on a national stock exchange, including SunTrust, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the millennium. At this time, it is impossible to predict whether or not this will be the case with respect to SunTrust stock.

Due to the extensive nature of changes made in preparation for year 2000, certain data processing projects have been deferred. These projects will be implemented upon completion of Year 2000 related project activities. At this time, management does not foresee any financial impact from these decisions. SunTrust estimates that the total cost of the extraordinary, one time expenses associated with Year 2000 issues will be approximately $45 million, on a pre-tax basis. SunTrust is funding this out of current revenues. All Year 2000 costs will continue to be expensed as incurred. $29.6 million of these expenses have already been incurred since the inception of the program, which represents 65% of the projected expenditures. Included in this are expenses for replacement of non-compliant software and personnel costs associated with programming, testing and implementing software. At this time, management does not believe these expenses will have a material effect on the operations or financial performance of SunTrust.

The above discussion of Year 2000 issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to SunTrust's Year 2000 compliance efforts and the impact of Year 2000 issues on SunTrust's business and operations. These statements are based on information currently available to management. Various factors could cause actual results to differ materially from those contemplated by such assessment, estimates and forward-looking statements, including many factors that are beyond the control of SunTrust. These factors include, but are not limited to: (a) the success of SunTrust in identifying systems and programs that are not Year 2000 compliant,
(b) the continuing availability of experienced consultants and information technology personnel, (c) the nature and amount of programming required to upgrade or replace each of the affected programs, (d) the ability of third parties to complete their own Year 2000 remediations on a timely basis, and (e) the ability of SunTrust to implement contingency plans.

Financial Highlights - Banking Subsidiaries
(Dollars in millions)

                                                SunTrust Banks          SunTrust Banks         SunTrust Banks
                                               of Florida, Inc.         of Georgia, Inc.      of Tennessee, Inc.
                                            --------------------   --------------------   --------------------
                                              1998       1997       1998        1997        1998       1997
                                            ----------  --------   -------     --------   ---------  ---------
Summary of Operations (1)
Net interest income (FTE)                     $ 774.6   $ 751.9   $ 529.8      $ 490.8     $ 223.5    $ 219.9
Provision for loan losses                        27.6      31.0      17.6         15.6         5.7        6.6
Trust income                                    130.5     115.6     101.7         85.3        32.9       28.6
Other noninterest income                        283.0     228.9     172.2        149.4        74.8       64.9
Personnel expense                               278.9     258.1     184.0        170.9        87.6       82.9
Other noninterest expense                       394.8     370.3     253.6        219.1       103.3       93.4
Net income                                      301.8     268.3     226.2        208.2        83.2       80.6

Selected Average Balances (1)
Total assets                                   27,586    25,270    22,919       21,122       8,070      7,518
Earning assets                                 25,984    23,822    17,907       16,542       7,742      7,235
Loans                                          19,815    17,954    14,883       13,151       6,097      5,624
Total deposits                                 19,017    18,364    11,508       11,838       6,021      5,766
Realized shareholders' equity                   2,227     2,078     1,647        1,493         641        600

At September 30
Total assets                                   28,021    26,055    23,687       21,440       8,319      7,723
Earning assets                                 26,448    24,368    19,345       16,887       8,012      7,345
Loans                                          20,338    18,550    15,682       13,780       6,295      5,763
Allowance for loan losses                         388       385       206          202         110        113
Total deposits                                 19,049    18,372    11,718       11,908       5,843      5,957
Realized shareholders' equity                   2,359     2,150     1,815        1,634         664        627
Total shareholders' equity                      2,386     2,170     3,553        3,465         674        635

Credit Quality
Net loan charge-offs (1)                         18.9      15.1      12.5          9.0         5.1        7.8
Nonperforming loans (2)                          87.9      90.5      38.7         49.2        14.1       14.9
Other real estate owned (2)                       9.5      21.8       2.2          3.2         4.8       10.4

Ratios
ROA (3)                                          1.46%     1.42%     1.56%        1.53%       1.38%      1.43%
ROE (3)                                         18.12     17.27     18.36        18.65       17.36      17.95
Net interest margin (3)                          3.99      4.22      3.96         3.97        3.86       4.06
Efficiency ratio (3)                            56.70     57.31     54.44        53.75       57.62      56.23
Total shareholder's equity/assets (2)            8.51      8.33     15.00        16.16        8.10       8.22
Net loan charge-offs to average loans (3)        0.13      0.12      0.11         0.09        0.12       0.19
Nonperforming loans to total loans (2)           0.44      0.50      0.25         0.36        0.23       0.26
Nonperforming assets to total loans plus
  other real estate owned (2)                    0.49      0.62      0.26         0.39        0.31       0.45
Allowance to loans (2)                           1.95      2.13      1.33         1.49        1.79       2.00
Allowance to nonperforming loans (2)            441.5     425.9     533.2        410.8       779.9      757.4



(1) For the nine month period ended September 30.
(2) At September 30.
(3) Annualized for the first nine months.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   None

ITEM 5.     OTHER INFORMATION
                  None

ITEM 6.     EXHIBITS AND REPORTS ON FORM  8-K

                  A.    Exhibits
                        None

                  B.    Reports on Form 8-K

                        The Registrant filed a Current Report on Form 8-K dated July 21, 1998 reporting that the Registrant and Crestar Financial Corporation had entered into a definitive agreement and plan of merger providing for the merger of a wholly owned subsidiary of the Registrant with and into Crestar.

                        The Registrant filed a Current Report on Form 8-K dated August 13, 1998. The purpose of this report was to file as an exhibit certain financial statements for Crestar Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of November, 1998.

                              SunTrust Banks, Inc.
                              --------------------
                                  (Registrant)



                               /s/ W.P. O'Halloran
                               -------------------
                              William P. O'Halloran
                      Senior Vice President and Controller
                           (Chief Accounting Officer)