Form 10-K405
period 1998-12-31
SUNTRUST BANKS INC
filed 1999-03-26
CIK 750556

1998 Form 1O-K

Securities and Exchange Commission
Washington, D.C. 20549
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
  1934
For the Fiscal Year Ended December 31, 1998
Commission file number 1-8918

SunTrust Banks, Inc.
Incorporated in the State of Georgia
I.R.S. Employer Identification Number 58-1575035
Address: 303 Peachtree Street, N.E., Atlanta, GA 30308
Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock-$1.00 par value, which is registered on the New York Stock Exchange.
        As of January 31, 1999, SunTrust had 321,308,911 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on January 31, 1999 was approximately $20.4 billion.
        SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Documents Incorporated By Reference
Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from SunTrust's Proxy Statement for its 1999 Annual Shareholders' Meeting, which will be filed with the Commission by April 30, 1999. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below. Except for parts of the SunTrust Annual Report to Shareholders expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.


Part I                                                  Page
Item 1  Business                                  2-4, 12-42
Item 2  Properties                                        42
Item 3  Legal Proceedings                                 42
Item 4  Submission of Matters to a
Vote of Security Holders                                  42

Part II
Item 5  Market for the Registrant's
        Common Equity and Related
        Stockholder Matters              Inside front cover,
                                   12, 31, inside back cover
Item 6  Selected Financial Data                           12
Item 7  Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                2-4, 12-42
Item 7a Quantitative and Qualitative Disclosures
  about Market Risk                                    28-30
Item 8  Financial Statements and Supplementary
  Data                                          31-36, 43-73

Part III
Item 9  Not Applicable
Item 10 Directors and Executive
        Officers of the Registrant           Proxy Statement
Item 11 Executive Compensation               Proxy Statement
Item 12 Security Ownership of Certain
        Beneficial Owners and Management     Proxy Statement
Item 13 Certain Relationships and
        Related Transactions                 Proxy Statement

Part IV
Item 14 Exhibits, Financial Statement
        Schedules and Reports on Form 8-K                 75

Certain statistical data required by the Securities and Exchange Commission are included on pages 12-36.

74/SunTrust Banks, Inc.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

3.      Exhibit Index

                                                                                                 Sequential
Exhibit                                     Description                                         Page Number
  3.1                    Amended and Restated Articles of Incorporation
                         of SunTrust Banks, Inc. ("SunTrust") effective
                         as of November 14, 1989, and amendment effective
                         as of April 24, 1998 (filed herewith).                                   __


  3.2                    Bylaws of SunTrust, amended effective as of
                         February 9, 1999 (filed herewith).                                      __

  4.1                    Indenture Agreement between SunTrust and Morgan
                         Guaranty Trust Company of New York, as Trustee,
                         incorporated by reference to Exhibit 4(a) to
                         Registration Statement No. 33-00084.                                     *

  4.2                    Indenture between SunTrust and PNC, N.A., as
                         Trustee, incorporated by reference to Exhibit
                         4(a) to Registration Statement No. 33-62162.                             *

  4.3                    Indenture between SunTrust and The First
                         National Bank of Chicago, as Trustee,
                         incorporated by reference to Exhibit 4(b) to
                         Registration Statement No. 33-62162.                                     *


  4.4                    Form of Indenture to be used in connection with
                         the issuance of Subordinated Debt Securities,
                         incorporated by reference to Exhibit 4.4 to
                         Registration Statement No. 333-25381.                                    *

  4.5                    Form of Supplemental Indenture to be used in
                         connection with the issuance of Subordinated
                         Debt Securities, incorporated by reference to
                         Exhibit 4.5 to Registration Statement No. 333-25381.                     *

  4.6                    Form of Subordinated Debt Security, incorporated
                         by reference to Exhibit 4.7 to Registration
                         Statement No. 333-25381.                                                 *

  4.7                    Form of Preferred Securities Guarantee,
                         incorporated by reference to Exhibit 4.8 to
                         Registration Statement No. 333-25381.                                    *

  4.8                    Form of Common Securities Guarantee,
                         incorporated by reference to Exhibit 4.7 to
                         Registration Statement No. 333-25381.                                    *


  4.9                    Form of Indenture to be used in connection with
                         the issuance of Subordinated Debt Securities,
                         incorporated by reference to Exhibit 4.4 to
                         Registration Statement No. 333-46123.                                    *

  4.10                   Form of Floating Rate Subordinated Debt
                         Security, incorporated by reference to Exhibit
                         4.6.1 to Registration Statement No. 333-46123.                           *

  4.11                   Form of Fixed Rate Subordinated Debt Security,
                         incorporated by reference to Exhibit 4.6.2 to
                         Registration Statement No. 333-46123.                                    *

  4.12                   Form of Common Securities Guarantee,
                         incorporated by reference to Exhibit 4.7 to
                         Registration Statement No. 333-46123.                                    *

  4.13                   Form of Preferred Securities Guarantee,
                         incorporated by reference to Exhibit 4.8 to
                         Registration Statement No. 333-46123.                                    *

  4.14                   Form of Supplemental Indenture to be used in
                         connection with the issuance by SunTrust of
                         Floating Rate Subordinated Debt Securities,
                         incorporated by reference to Exhibit 4.9.1 to
                         Registration Statement No. 333-46123.                                    *

  4.15                   Form of Supplemental Indenture to be used in
                         connection with the issuance by SunTrust of
                         Fixed Rate Subordinated Debt Securities,
                         incorporated by reference to Exhibit 4.9.2 to
                         Registration Statement No. 333-46123.                                    *

      Material Contracts and Executive Compensation Plans and Arrangements


 10.1                    Amended and Restated Agreement and Plan of
                         Merger among SunTrust Banks, Inc., Crestar
                         Financial Corporation and SMR Corporation (Va.),
                         dated as of July 20, 1998, incorporated by
                         reference to Annex A to Registration Statement
                         No. 333-61539.                                                           *

 10.2                    Certificate of Trust of SunTrust Capital I,
                         incorporated by reference to Exhibit 4.1 to
                         Registration Statement No. 333-25381.                                    *

 10.3                    Declaration of Trust of SunTrust Capital I,
                         incorporated by reference to Exhibit 4.2 to
                         Registration Statement No. 333-25381.                                    *


 10.4                    Form of Amended and Restated Declaration of
                         Trust to be used in connection with the issuance
                         of Preferred Securities, incorporated by
                         reference to Exhibit 4.3 to Registration
                         Statement No. 333-25381.                                                 *

 10.5                    Certificate of Trust of SunTrust Capital III,
                         incorporated by reference to Exhibit 4.1 to
                         Registration Statement No. 333-46123.                                    *

 10.6                    Declaration of Trust of SunTrust Capital III,
                         incorporated by reference to Exhibit 4.2 to
                         Registration Statement No. 333-46123.                                    *

 10.7                    Form of Amended and Restated Declaration of
                         Trust to be used in connection with the issuance
                         of Floating Rate Preferred Securities,
                         incorporated by reference to Exhibit 4.3.1 to
                         Registration Statement No. 333-46123.                                    *

 10.8                    Form of Amended and Restated Declaration of
                         Trust to be used in connection with the issuance
                         of Fixed Rate Preferred Securities, incorporated
                         by reference to Exhibit 4.3.2 to Registration
                         Statement No. 333-46123.                                                 *

 10.9                    SunTrust Banks, Inc. Supplemental Executive
                         Retirement Plan effective as of August 13, 1996,
                         and amendment effective as of November 10, 1998
                         (filed herewith).                                                        ___

 10.10                   SunTrust Banks, Inc. ERISA Excess Retirement
                         Plan, effective as of August 13, 1996, and
                         amendment effective as of November 10, 1998
                         (filed herewith).                                                        ___

 10.11                   SunTrust Banks, Inc. Performance Unit Plan,
                         amended and restated as of August 11, 1998
                         (filed herewith).                                                        ___

 10.12                   SunTrust Banks, Inc. Management Incentive Plan,
                         dated January 4, 1995, incorporated by reference
                         to Exhibit 10.4 to Registrant's 1994 Annual
                         Report on Form 10-K.                                                      *

 10.13                   SunTrust Banks, Inc. Management Incentive Plan
                         Deferred Compensation Fund, effective January 1,
                         1986, as amended effective November 12, 1996 and
                         August 11, 1998 (filed herewith).                                        ___


 10.14                   SunTrust Banks, Inc. Performance Unit Plan
                         Deferred Compensation Fund, amended and restated
                         as of February 19, 1996, incorporated by
                         reference to Exhibit 5 to Registrant's 1996
                         Annual Report on Form 10-K.                                              *

 10.15                   Amendments to the SunTrust Banks, Inc.
                         Performance Unit Plan Deferred Compensation
                         Fund, effective as of November 12, 1996 and
                         August 11, 1998 (filed herewith).                                        ___

 10.16                   SunTrust Banks, Inc. Executive Stock Plan (filed
                         herewith).                                                               ___

 10.17                   Amendment to SunTrust Banks, Inc. Executive
                         Stock Plan, effective February 10, 1998,
                         incorporated by reference to Exhibit 10.8 to
                         Registrant's 1997 Annual Report on Form 10-K.                            *

 10.18                   SunTrust Banks, Inc. Performance Stock
                         Agreement, effective February 11, 1992, and
                         First Amendment to Performance Stock Agreement
                         effective February 10, 1998, incorporated by
                         reference to Exhibit 10.9 to Registrant's 1997
                         Annual Report on Form 10-K.                                              *


 10.19                   SunTrust Banks, Inc. 1995 Executive Stock Plan,
                         incorporated by reference to Exhibit 10.7 to
                         Registrant's 1994 Annual Report on Form 10-K.                            *

 10.20                   Amendment to the SunTrust Banks, Inc. 1995
                         Executive Stock Plan, effective as of August 11,
                         1998 (filed herewith).                                                   ___

 10.21                   SunTrust Banks, Inc. Directors Deferred
                         Compensation Plan effective as of January 1,
                         1994 (filed herewith).                                                   ___

 10.22                   Management Incentive Compensation Plan of
                         Crestar Financial Corporation, amended and
                         restated effective January 1, 1998 (filed
                         herewith).                                                               ___

 10.23                   Crestar Financial Corporation Executive Life
                         Insurance Plan, as amended and restated
                         effective January 1, 1991, and amendments
                         effective December 18, 1992, March 30, 1998 and
                         December 30, 1998 (filed herewith).                                      ___

 10.24                   1981 Stock Option Plan of Crestar Financial
                         Corporation and Affiliated Corporations, as
                         amended through January 24, 1997 (filed
                         herewith).                                                               ___


 10.25                   Severance Agreement between Crestar Financial
                         Corporation and Richard G. Tilghman, effective
                         as of December 19, 1997 (filed herewith).                                ___

 10.26                   Employment Agreement between SunTrust and
                         Richard G. Tilghman, effective as of December
                         31, 1998 (filed herewith).                                               ___

 10.27                   Crestar Financial Corporation Executive
                         Severance Plan, as amended and restated
                         effective February 23, 1996, incorporated by
                         reference to Exhibit 10(l) to Crestar Financial
                         Corporation's 1995 Annual Report on Form 10-K.                           *

 10.28                   Amendment to Crestar Financial Corporation
                         Executive Severance Plan, effective as of
                         December 31, 1998 (filed herewith).                                      ___

 10.29                   Crestar Financial Corporation Excess Benefit Plan,
                         amended and restated effective December 26, 1990 and
                         amendments thereto (effective December 18, 1992,
                         March 30, 1998 and December 30, 1998) (filed
                         herewith).                                                               ___

 10.30                   United Virginia Bankshares Incorporated Deferred
                         Compensation Program under Incentive
                         Compensation Plan of United Virginia Bankshares
                         Incorporated and Affiliated Corporations, amended and
                         restated through December 7, 1983 (filed
                         herewith).                                                               ___

 10.31                   Amendment (effective January 1, 1987) to United
                         Virginia Bankshares Incorporated Deferred
                         Compensation Program Under Incentive
                         Compensation Plan of United Virginia Bankshares
                         Incorporated and Affiliated Corporations,
                         Incorporated by reference to Exhibit 10(p) to
                         Crestar Financial Corporation's 1995 Annual
                         Report on Form 10-K.                                                      *

 10.32                   Amendments (effective January 1, 1987 and
                         January 1, 1988) to United Virginia Bankshares
                         Incorporated Deferred Compensation Program Under
                         Incentive Compensation Plan of United Virginia
                         Bankshares Incorporated and Affiliated
                         Corporations, incorporated by reference to
                         Exhibit 10(q) to Crestar Financial Corporation's
                         1995 Annual Report on Form 10-K.                                          *


 10.33                   Amendment (effective January 1, 1994) to Crestar
                         Financial Corporation Deferred Compensation
                         Program Under Incentive Compensation Plan of
                         Crestar Financial Corporation and Affiliated
                         Corporations, incorporated by reference to
                         Exhibit 10(r) to Crestar Financial Corporation's
                         1995 Annual Report on Form 10-K.                                          *


 10.34                   Amendment (effective September 21, 1995) to
                         Crestar Financial Corporation Deferred
                         Compensation Program Under Incentive
                         Compensation Plan of Crestar Financial
                         Corporation and Affiliated Corporations (filed
                         herewith).                                                                 ___

 10.35                   Crestar Financial Corporation Deferred
                         Compensation Plan for Outside Directors of
                         Crestar Financial Corporation and Crestar Bank,
                         amended and restated through December 13, 1998 and
                         amendments thereto (effective January 1,
                         1985, April 24, 1991, December 31, 1993 and
                         October 23, 1998) (filed herewith).                                        ___

 10.36                   Crestar Financial Corporation Additional Nonqualified
                         Executive Plan, amended and restated effective December
                         26, 1990 and amendments thereto (effective December 18,
                         1992, March 30, 1998, and December 30, 1998) (filed
                         herewith).                                                                 ___

 10.37                   Crestar Financial Corporation 1993 Stock
                         Incentive Plan, as amended and restated
                         effective February 28, 1997, incorporated by
                         reference to Exhibit 10(af) to Crestar Financial
                         Corporation's 1997 Annual Report on Form 10-K.                               *

 10.38                   Amendments (effective December 19, 1997) to
                         Crestar Financial Corporation 1993 Stock
                         Incentive Plan (filed herewith).                                           ___

 10.39                   Crestar Financial Corporation Supplemental
                         Executive Retirement Plan, effective January 1,
                         1995, incorporated by reference to Exhibit
                         10(al) to Crestar Financial Corporation's 1995
                         Annual Report on Form 10-K.                                                  *

 10.40                   Amendments (effective December 20, 1996) to the
                         Crestar Financial Corporation Supplemental
                         Executive Retirement Plan, incorporated by
                         reference to Exhibit 10(aj) to Crestar Financial
                         Corporation's 1997 Annual Report on Form 10-K.                               *

 10.41                   Amendments (effective December 17, 1997) to
                         Crestar Financial Corporation Supplemental
                         Executive Retirement Plan, incorporated by
                         reference to Exhibit 10(al) to Crestar Financial
                         Corporation's 1997 Annual Report on Form 10-K.                               *

 10.42                   Amendments (effective December 19, 1997 and December
                         29, 1998) to the Crestar Financial Corporation
                         Supplemental Executive Retirement Plan (filed
                         herewith).                                                                  ___

 10.43                   Crestar Financial Corporation Directors' Stock
                         Compensation Plan (filed herewith).                                         ___



 10.44                   Crestar Financial Corporation Directors' Equity
                         Program, effective January 1, 1996, incorporated
                         by reference to Exhibit 10(ao) to Crestar
                         Financial Corporation's 1996 Annual Report on
                         Form 10-K.                                                                    *

 10.45                   Amendment (effective December 20, 1996) to
                         Crestar Financial Corporation Directors' Equity
                         Program, incorporated by reference to Exhibit
                         10(ap) to Crestar Financial Corporation's 1996
                         Annual Report on Form 10-K.                                                   *

 10.46                   Amendment (effective September 26, 1997) to
                         Crestar Financial Corporation Directors' Equity
                         Program, incorporated by reference to Exhibit
                         10(ao) to Crestar Financial Corporation's 1997
                         Annual Report on Form 10-K.                                                   *

 10.47                   Amendments (effective October 23, 1998) to
                         Crestar Financial Corporation Directors' Equity
                         Program (filed herewith).                                                    ___

 11.1                    Statement re computation of per share earnings
                         (filed herewith).                                                            ___

 12.1                    Ratio of Earnings to Fixed Charges (filed
                         herewith).                                                                   ___

 13.1                    SunTrust's 1998 Annual Report to Shareholders
                         (filed herewith).                                                            ___

 21.1                    SunTrust Subsidiaries (filed herewith).                                      ___


 22.1                    SunTrust's Proxy Statement  relating to the 1999 Annual
                         Meeting of Shareholders, dated March 8,
                         1999, filed on March 17, 1999.                                               *

 23.1                    Consent of Independent Public Accountants (filed
                         herewith).                                                                    ___


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

*  Incorporated by reference.

___ Not meaningful.

Certain statistical data required by the Securities and Exchange Commission are included on pages AR 13 thru AR 36.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 9, 1999 by the undersigned, thereunto duly authorized.

                                   SunTrust Banks, Inc.
                                  (Registrant)


                                   By:  /s/ L. Phillip Humann
                                   ---------------------------------------------
                                         L. Phillip Humann
                                         Chairman of the Board, President
                                           and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 9, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.



                                   By:  /s/ L. Phillip Humann
                                   ---------------------------------------------
                                         L. Phillip Humann
                                         Chairman of the Board, President
                                           and Chief Executive Officer


                                   By:  /s/ John W. Spiegel
                                   --------------------------------------------
                                         John W. Spiegel
                                         Executive Vice President and
                                           Chief Financial Officer


                                   By:  /s/ William P. O'Halloran
                                   ---------------------------------------------
                                         William P. O'Halloran
                                         Senior Vice President and
                                           Controller (Chief Accounting
                                           Officer)

      /s/ J. Hyatt Brown                     Director
------------------------------------
     J. Hyatt Brown

     /s/ Alston D. Correll                   Director
------------------------------------
     Alston D. Correll

     /s/ A. W. Dahlberg                      Director
------------------------------------
     A. W. Dahlberg

     /s/ David H. Hughes                     Director
------------------------------------
     David H. Hughes

     /s/ M. Douglas Ivester                  Director
------------------------------------
     M. Douglas Ivester

                                             Director
------------------------------------
     Summerfield K. Johnston, Jr.

     /s/ Joseph L. Lanier, Jr.               Director
------------------------------------
     Joseph L. Lanier, Jr.

                                             Director
------------------------------------
     Frank E. McCarthy

     /s/ G. Gilmer Minor, III                Director
------------------------------------
     G. Gilmer Minor, III

     /s/ Larry L. Prince                     Director
------------------------------------
     Larry L. Prince

     /s/ Scott L. Probasco, Jr.              Director
------------------------------------
     Scott L. Probasco, Jr.

     /s/ R. Randall Rollins                  Director
------------------------------------
     R. Randall Rollins

     /s/ Frank S. Royal, M.D.                Director
------------------------------------
     Frank S. Royal, M.D.

     /s/ Richard G. Tilghman                 Director
------------------------------------
     Richard G. Tilghman

     /s/ James B. Williams                   Director
------------------------------------
     James B. Williams