Form 10-Q
period 1999-03-31
SUNTRUST BANKS INC
filed 1999-05-14
CIK 750556

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended March 31, 1999
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

                               Yes __X__ No _____

At April 30, 1999, 321,563,833 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

                                TABLE OF CONTENTS


PART  I    FINANCIAL INFORMATION                                           Page

         Item 1. Financial Statements (Unaudited)
                     Consolidated Statements of Income                      3
                     Consolidated Balance Sheets                            4
                     Consolidated Statements of Cash Flows                  5
                     Consolidated Statements of Shareholders' Equity        6
                     Notes to Consolidated Financial Statements            7-12

         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        13-26

PART  II   OTHER INFORMATION

         Item 1. Legal Proceedings                                         27

         Item 2. Changes in Securities                                     27

         Item 3. Defaults Upon Senior Securities                           27

         Item 4. Submission of Matters to a Vote of  Security Holders      27

         Item 5. Other Information                                         27

         Item 6. Exhibits and Reports on Form 8-K                          27

SIGNATURES                                                                 28



                         PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year 1999.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months
                                                         Ended March 31
                                                   ----------------------------
(Dollars in thousands except per
share data)(Unaudited)                                   1999           1998
                                                   -------------  -------------
INTEREST INCOME
  Interest and fees on loans                        $ 1,201,553    $ 1,151,147
  Interest and dividends on
   securities available for sale
    Taxable interest                                    197,584        186,304
    Tax-exempt interest                                   7,936          9,272
    Dividends (1)                                        15,636         14,033
  Interest on funds sold                                 15,475         22,968
  Interest on deposits in other banks                     1,708          1,833
  Other interest                                          2,078          2,266
                                                   -------------  -------------
      Total interest income                           1,441,970      1,387,823
                                                   -------------  -------------
INTEREST EXPENSE
  Interest on deposits                                  394,139        410,122
  Interest on funds purchased                           169,297        146,086
  Interest on other short-term borrowings                20,288         33,313
  Interest on long-term debt                             88,428         78,516
                                                   -------------  -------------
      Total interest expense                            672,152        668,037
                                                   -------------  -------------
NET INTEREST INCOME                                     769,818        719,786
Provision for loan losses                                41,995         51,722
                                                   -------------  -------------
Net interest income after provision
  for loan losses                                       727,823        668,064
                                                   -------------  -------------
NONINTEREST INCOME
  Trust income                                          126,320        113,200
  Service charges on deposit accounts                   106,114         95,235
  Other charges and fees                                 93,119         84,043
  Credit card fees                                       23,127         20,830
  Retail investment services                             23,515         14,843
  Corporate and institutional investment services        18,680          9,538
  Trading account profits and commissions                10,589         12,241
  Securities (losses) gains                                (732)         3,524
  Other noninterest income                               44,195         45,205
                                                   -------------  -------------
      Total noninterest income                          444,927        398,659
                                                   -------------  -------------
NONINTEREST EXPENSE
  Salaries and other compensation                       382,929        329,183
  Employee benefits                                      54,389         50,768
  Net occupancy expense                                  47,669         46,325
  Equipment expense                                      45,289         44,169
  Outside processing and software                        34,774         33,160
  Amortization of intangible assets                      25,682         21,763
  Marketing and customer development                     21,790         24,076
  Merger-related expenses                                13,844              -
  Other noninterest expense                             114,532        110,942
                                                   -------------  -------------
      Total noninterest expense                         740,898        660,386
                                                   -------------  -------------
Income before provision for income taxes                431,852        406,337
Provision for income taxes                              150,115        141,403
                                                   =============  =============
      NET INCOME                                      $ 281,737      $ 264,934
                                                   =============  =============

Average common  shares - diluted                    322,363,870    320,386,492
Average common shares - basic                       318,090,071    315,677,691
Net income per average common share - diluted            $ 0.87         $ 0.83
Net income per average common share - basic                0.89           0.84
Dividends declared per common share                       0.345          0.250
(1) INCLUDES DIVIDENDS ON COMMON STOCK OF
      THE COCA-COLA COMPANY                               7,723          7,240


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEETS


                                                                 MARCH 31      December 31       March 31
(Dollars in thousands) (Unaudited)                                 1999            1998            1998
                                                               -------------   -------------    ------------
ASSETS
  Cash and due from banks                                       $ 3,529,131     $ 4,289,889     $ 3,547,141
  Trading account                                                   222,246         239,665         133,518
  Securities available for sale (1)                              17,870,140      17,559,043      17,103,263
  Funds sold                                                      1,021,335       1,786,945       2,070,671

  Loans                                                          64,274,066      65,089,201      58,875,457
  Allowance for loan losses                                        (952,589)       (944,557)       (939,766)
                                                               -------------   -------------    ------------
      Net loans                                                  63,321,477      64,144,644      57,935,691

  Premises and equipment                                          1,587,601       1,519,711       1,457,437
  Intangible assets                                                 816,621         797,045         700,875
  Customers' acceptance liability                                   339,395         628,235         364,689
  Other assets                                                    2,414,546       2,204,755       2,597,203
                                                               =============   =============    ============
      Total assets                                             $ 91,122,492    $ 93,169,932     $ 85,910,488
                                                               =============   =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits                                 $ 13,093,641    $ 14,065,720     $ 12,130,911
  Interest-bearing deposits                                      44,834,459      44,967,563      41,649,641
                                                               -------------   -------------    ------------
      Total deposits                                             57,928,100      59,033,283      53,780,552
  Funds purchased                                                13,435,207      13,295,833      12,108,193
  Other short-term borrowings                                     1,714,672       2,636,986       2,662,807
  Long-term debt                                                  4,721,025       4,757,869       4,706,490
  Guaranteed preferred beneficial interests in debentures         1,050,000       1,050,000         450,000
  Acceptances outstanding                                           339,395         628,235         364,689
  Other liabilities                                               3,795,352       3,589,082       3,902,211
                                                               -------------   -------------    ------------
      Total liabilities                                          82,983,751      84,991,288      77,974,942
                                                               -------------   -------------    ------------

  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued                                               -               -               -
  Common stock, $1.00 par value                                     322,846         322,485         320,569
  Additional paid in capital                                      1,299,681       1,293,011       1,211,796
  Retained earnings                                               4,747,118       4,575,382       4,142,522
  Treasury stock and other                                          (96,740)       (100,441)       (107,619)
                                                               -------------   -------------    ------------
      Realized shareholders' equity                               6,272,905       6,090,437       5,567,268
  Accumulated other comprehensive income                          1,865,836       2,088,207       2,368,278
                                                               -------------   -------------    ------------
      Total shareholders' equity                                  8,138,741       8,178,644       7,935,546
                                                               =============   =============    ============
      Total liabilities and shareholders' equity               $ 91,122,492    $ 93,169,932     $ 85,910,488
                                                               =============   =============    ============

COMMON SHARES OUTSTANDING                                       321,474,627     321,124,134     318,981,974
COMMON SHARES AUTHORIZED                                        500,000,000     500,000,000     500,000,000
TREASURY SHARES OF COMMON STOCK                                   1,370,938       1,360,928       1,586,617

(1) INCLUDES NET UNREALIZED GAINS ON
    SECURITIES AVAILABLE FOR SALE                               $ 3,027,235     $ 3,379,725     $ 3,837,981



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months
                                                                    Ended March 31
                                                            --------------------------------
(Dollars in thousands) (Unaudited)                               1999              1998
                                                            ---------------    -------------
Cash flows from operating activities:
  Net income                                                      $281,737         $264,934
  Adjustments to reconcile net income to net cash
   provided by  (used in) operating activities:
      Depreciation, amortization and accretion                      68,185           64,925
      Provisions for loan losses and foreclosed property            42,127           51,108
      Amortization of compensation element of restricted stock       3,701            2,354
      Securities losses (gains)                                        732           (3,524)
      Net loss on sales of non-interest earning assets                 299            2,204
      Net decrease (increase) in loans held for sale               779,558         (770,165)
      Net increase in accrued interest receivable,
        prepaid expenses and other assets                         (296,681)      (1,256,227)
      Net increase in accrued interest payable, accrued
        expenses and other liabilities                             336,391          522,152
                                                            ---------------    -------------
        Net cash provided by (used in) operating activities      1,216,049       (1,122,239)
                                                            ---------------    -------------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale      1,725,620          960,632
  Proceeds from sales of securities available for sale           1,431,520        1,850,761
  Purchases of securities available for sale                    (3,819,860)      (3,196,001)
  Net decrease (increase) in loans                                  28,431       (1,380,022)
  Capital expenditures                                            (107,587)         (46,016)
  Proceeds from the sale of assets                                   9,208          173,416
  Net funds received in acquisitions                                                 13,420
  Loan recoveries                                                   18,188           20,261
                                                            ---------------    -------------
    Net cash used in investing activities                         (714,480)      (1,603,549)
                                                            ---------------    -------------

Cash flows from financing activities:
  Net decrease in deposits                                      (1,105,183)        (800,232)
  Net (decrease) increase in funds purchased
   and other short-term borrowings                                (782,940)       1,509,486
  Proceeds from the issuance of long-term debt                                    1,424,003
  Repayment of long-term debt                                      (36,844)        (277,871)
  Proceeds from stock issuance                                       7,031           33,669
  Payments to acquire treasury stock                                                (71,197)
  Dividends paid                                                  (110,001)         (84,455)
                                                            ---------------    -------------
    Net cash (used in) provided by financing activities         (2,027,937)       1,733,403
                                                            ---------------    -------------
Net decrease in cash and cash equivalents                       (1,526,368)        (992,385)
Cash and cash equivalents at beginning of period                 6,076,834        6,610,197
                                                            ---------------    -------------
Cash and cash equivalents at end of period                      $4,550,466       $5,617,812
                                                            ===============    =============

Supplemental Disclosure
Interest paid                                                     $695,032         $654,633
Income taxes paid                                                  482,621          455,019



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                   Accumulated
                                                        Additional                    Treasury        Other
                                           Common        Paid in       Retained      Stock and     Comprehensive
(Dollars in thousands) (Unaudited)          Stock        Capital       Earnings        Other*         Income         Total
                                          ---------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1998                  $ 318,571    $ 1,087,511  $ 3,967,359    $ (109,503)    $ 2,048,153   $ 7,312,091
Net income                                        -              -      264,934             -               -       264,934
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                       -              -            -             -         320,125       320,125
                                                                                                               ------------
Total comprehensive income                        -              -            -             -               -       585,059
Cash dividends declared, $0.250 per share         -              -      (84,455)            -               -       (84,455)
Exercise of stock options                       243         (4,187)           -        10,823               -         6,879
Acquisition and retirement of stock             (96)             -       (5,316)      (65,785)              -       (71,197)
Amortization of compensation element
   of restricted stock                            -              -            -         2,354               -         2,354
Stock issued for acquisitions                 1,500        109,268            -        47,257               -       158,025
Issuance of stock for employee benefit plans    351         19,204            -         7,235               -        26,790
                                          =================================================================================
BALANCE, MARCH 31, 1998                   $ 320,569    $ 1,211,796  $ 4,142,522    $ (107,619)    $ 2,368,278   $ 7,935,546
                                          =================================================================================


BALANCE, JANUARY 1, 1999                  $ 322,485    $ 1,293,011  $ 4,575,382    $ (100,441)    $ 2,088,207   $ 8,178,644
Net income                                        -              -      281,737             -               -       281,737
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                       -              -            -             -        (222,371)     (222,371)
                                                                                                                -----------
Total comprehensive income                        -              -            -             -               -        59,366
Cash dividends declared, $0.345 per share         -              -     (110,001)            -               -      (110,001)
Exercise of stock options                       334          4,904            -             -               -         5,238
Amortization of compensation element
   of restricted stock                            -              -            -         3,701               -         3,701
Issuance of stock for employee benefit plans     27          1,766            -             -               -         1,793
                                          =================================================================================
BALANCE, MARCH 31, 1999                   $ 322,846    $ 1,299,681  $ 4,747,118    $  (96,740)    $ 1,865,836   $ 8,138,741
                                          =================================================================================


* Balance at March 31, 1998 includes $42,785 for Treasury Stock and $64,834 for Deferred Compensation.

   Balance at March 31, 1999 includes $29,143 for Treasury Stock and $67,597 for Deferred Compensation.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Accounting Policies
The consolidated interim financial statements of SunTrust Banks, Inc. ("SunTrust") are unaudited. All significant intercompany accounts and transactions have been eliminated. All historical information for SunTrust has been restated to include Crestar historical information for all periods presented. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Acquisitions
On December 31, 1998, the SunTrust merged with Crestar Financial Corporation (Crestar). Each outstanding share of Crestar common stock was exchanged for 0.96 shares of SunTrust common stock, resulting in the issuance of approximately 108,696,877 shares of SunTrust common stock. The business combination was accounted for using the pooling-of-interests method of accounting. Accordingly, all historical financial information of SunTrust for all periods presented has been restated to include Crestar's financial information. Certain conforming adjustments and reclassifications have been made to Crestar's historical information to conform to SunTrust's accounting and financial reporting policies. These adjustments, which relate primarily to the accounting policies with respect to loan origination costs, did not have a material impact on the combined financial statements. During 1998, SunTrust recorded $161.9 million in pre-tax Crestar merger-related charges. The following table shows the merger-related charges and the remaining liability at March 31, 1999.



Merger-Related Charges                                Utilized        Balance        Utilized      Balance
(In thousands)                               Pretax    In 1998    December 31, 1998   In 1999   March 31, 1999
                                            --------- ---------  ------------------- --------- -----------------

Transaction costs                            $40,300    $6,858              $33,442   $33,442                 -
Severance and termination accruals            38,900         -               38,900    20,675           $18,225
Adjustment to deferred compensation
  liabilities                                 11,319    11,319                    -         -                 -
Litigation loss reserve                        7,500     7,500                    -         -                 -
Write-off of unrealizable assets              17,400    17,400                    -         -                 -
Miscellaneous integration costs                4,000     1,296                2,704       601             2,103
                                            --------- ---------  ------------------- --------- -----------------
Merger-related expenses                      119,419    44,373               75,046    54,718            20,328
                                            --------- ---------  ------------------- --------- -----------------
                                            --------- ---------  ------------------- --------- -----------------
Provision for loan losses                     20,000    20,000                    -         -                 -
Provision for taxes                           22,500    22,500                    -         -                 -
                                            --------- ---------  ------------------- --------- -----------------
Total merger-related charges                $161,919   $86,873              $75,046   $54,718           $20,328
                                            ========= =========  =================== ========= =================



At December 31, 1998, SunTrust expected to record approximately $88 million in additional merger-related charges primarily related to systems conversions and business line integration over the next 18 months. In the first quarter of 1999, $13.8 million ($10.4 million after-tax) of these additional merger-related charges were recorded. These charges included $6.5 million in accelerated depreciation and amortization based upon estimates of systems integration time tables, $4.1 million in severance and $3.2 million in miscellaneous integration costs. SunTrust expects to record additional merger-related charges of $74.2 million through June 2000.

Note 3 - Derivative Financial Instruments
Derivatives are used to hedge interest rate exposures by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used as hedges are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.

Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives used for hedging purposes may include swaps, forwards, futures and options. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the life of the contract in net interest income. If a contract is cancelled prior to its termination date, the cumulative change in the market value of the derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the related asset or liability. In instances where the underlying instrument is sold, the fair value of the associated derivative is recognized immediately in the component of earnings relating to the underlying instrument.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SunTrust will adopt SFAS No. 133 effective January 1, 2000 and although SunTrust has begun an in-depth analysis to determine the effects of the implementation, currently it is not expected to have a material impact on SunTrust's financial position or results of operations.

Note 4 - Guaranteed Preferred Beneficial Interests in Debentures
SunTrust has established special purpose trusts, which collectively issued $1,050 million in trust preferred securities. The proceeds from these issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested in junior subordinated deferrable interest debentures of SunTrust. The sole assets of these special purpose trusts are the debentures. These debentures rank junior to the senior and subordinated debt issued by SunTrust. SunTrust owns all of the common securities of the special purpose trusts. The preferred securities issued by the trusts rank senior to the trusts' common securities. The obligations of SunTrust under the debentures, the indentures, the relevant trust agreements and the guarantees, in the aggregate, constitute a full and unconditional guarantee by SunTrust of the obligations of the trusts under the trust preferred securities and rank subordinate and junior in right of payment to all liabilities of SunTrust. The trust preferred securities may be called prior to maturity at the option of SunTrust.

Note 5 - Comprehensive Income
Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", some transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. SunTrust's comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale, net of income taxes.

Comprehensive income for the first quarter of 1999 and 1998 is calculated as follows:
(In thousands)



                                                        Before Income      Income     Net of Income
                                                        Tax (Benefit)   Tax (Benefit) Tax (Benefit)
Unrealized gains and losses (net) recognized in
  other comprehensive income:
      Quarter ended March 31, 1999                          $ (352,490)   $ (130,119)    $ (222,371)
      Quarter ended March 31, 1998                           $ 517,038     $ 196,913      $ 320,125


                                                                  1999           1998
                                                                  ----           ----
Amounts reported in net income:
   (Loss) gain on sale of securities                            $ (732)      $ 3,524
   Amortization and accretion, net                               1,865         1,205
                                                        --------------- -------------
   Reclassification adjustment                                   1,133         4,729
   Income tax expense                                             (418)       (1,801)
                                                        --------------- -------------
   Reclassification adjustment, net of tax                         715         2,928
Amounts reported in other comprehensive income:
   Unrealized (losses) gains arising during period,
     net of tax                                               (221,656)      323,053
   Reclassification adjustment, net of tax                        (715)       (2,928)
                                                        --------------- -------------
      Net unrealized (losses) gains recognized in
         other comprehensive income                           (222,371)      320,125
Net income                                                     281,737       264,934
                                                        --------------- -------------
Total comprehensive income                                    $ 59,366     $ 585,059
                                                        =============== =============

Note 6 - Earnings Per Share Reconciliation
Net income is the same in the calculation of basic and diluted EPS. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the quarters ended March 31, 1999 and March 31, 1998 is included in the following table.


                        Computation of Per Share Earnings
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              Three Months
                                                             Ended March 31
                                                      -----------------------------
                                                          1999            1998
                                                      --------------  -------------
BASIC

Net income                                                $ 281,737      $ 264,934
                                                      --------------  -------------

Average common shares                                       318,090        315,678
                                                      --------------  -------------

Earnings per common share - basic                            $ 0.89         $ 0.84
                                                      ==============  =============

DILUTED

Net income                                                $ 281,737      $ 264,934
                                                      --------------  -------------

Average common shares outstanding                           318,090        315,678
Effect of dilutive securities:
     Stock options                                            2,643          3,092
     Performance restricted stock                             1,631          1,617
                                                      --------------  -------------
Average diluted common shares                               322,364        320,387
                                                      --------------  -------------

Earnings per common share - diluted                          $ 0.87         $ 0.83
                                                      ==============  =============


Note 7 - Segment Reporting
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires disclosure of information related to SunTrust's reportable operating segments. The reportable segments were determined based on management's internal reporting approach, which is aligned along geographic regions. The reportable segments are comprised of each of the state bank holding companies of Florida, Georgia, Tennessee, and Crestar (which includes Virginia, Maryland and the District of Columbia). Each bank holding company provides a wide array of banking services to consumer and commercial customers and earns interest income from loans made to customers and investments in securities available for sale. Each bank holding company also recognizes fees related to trust, deposit, lending and other services provided to customers. The "all other" segment consists primarily of SunTrust's non-bank subsidiaries, including SunTrust's credit card bank. Most of the revenue earned by the non-bank subsidiaries is classified in noninterest income and consists primarily of mortgage banking fees and retail, corporate, and institutional investment income. No transactions with a single customer contributed 10% or more to SunTrust's total revenue. The accounting policies for each segment are the same as those used by SunTrust. The segment results include overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the four reportable segments and all other segments of SunTrust are included in the following table.



                                                                    THREE MONTHS ENDED MARCH 31, 1999
                           ---------------------------------------------------------------------------------------------------------
(In thousands)                  FLORIDA         GEORGIA    TENNESSEE     CRESTAR         ALL OTHER      ELIMINATIONS    CONSOLIDATED
                           ---------------------------------------------------------------------------------------------------------
Total interest income       $   477,909      $  354,852  $  143,362    $  446,417       $  114,493    $   (95,063)     $ 1,441,970
Total interest expense          210,146         167,837      68,714       203,185          117,333        (95,063)         672,152
                           ---------------------------------------------------------------------------------------------------------
Net interest income             267,763         187,015      74,648       243,232           (2,840)             -          769,818
Provision for loan losses         7,800           5,145       1,800        12,360           14,890              -           41,995
                           ---------------------------------------------------------------------------------------------------------
Net interest income after
 provision                      259,963         181,870      72,848       230,872          (17,730)             -          727,823
                           ---------------------------------------------------------------------------------------------------------
 Total noninterest income       138,280         101,562      37,654       135,030          269,759       (237,358)         444,927
Total noninterest expense       229,972         153,787      64,293       223,330          306,874       (237,358)         740,898
                           ---------------------------------------------------------------------------------------------------------
Income before taxes             168,271         129,645      46,209       142,572          (54,845)             -          431,852
Provision for income taxes       60,722          44,335      16,906        46,570          (18,418)             -          150,115
                           ---------------------------------------------------------------------------------------------------------
Net income                  $   107,549      $   85,310   $  29,303    $   96,002       $  (36,427)      $      -      $   281,737
                           =========================================================================================================
 Other Significant Items
Total assets                $ 29,492,493     $25,744,968 $8,746,809  $ 26,256,394      $18,549,393  $ (17,667,565)     $91,122,492
Investment in subsidiaries     2,545,252       3,720,371    710,071     2,363,227          385,354     (9,724,275)               -
Depreciation, amortization,
 and accretion (net)              15,703           8,097      4,135        24,967           15,283              -           68,185
Total expenditures for
 long-lived assets                45,962           2,114      1,825         9,834           47,852              -          107,587

Revenues from external
  customers
Total interest income        $   453,208      $  337,773  $ 140,218    $  446,417       $   64,354   $          -      $ 1,441,970
Total noninterest income         115,234          82,580     29,557       135,030           82,526              -          444,927
                           ---------------------------------------------------------------------------------------------------------
Total income                 $   568,442      $  420,353  $ 169,775    $  581,447       $  146,880   $          -      $ 1,886,897
                           =========================================================================================================
Revenues from affiliates
Total interest income        $    24,701      $   17,079  $   3,144     $      -        $   50,139   $    (95,063)
Total noninterest income          23,046          18,982      8,097            -           187,233       (237,358)
                           ---------------------------------------------------------------------------------------------------------
Total income                  $   47,747      $   36,061  $  11,241     $      -        $  237,372   $   (332,421)
                           =========================================================================================================



                                                                   Three Months Ended March 31, 1998
                              ------------------------------------------------------------------------------------------------------
(In thousands)                     Florida      Georgia       Tennessee         Crestar      All Other  Eliminations  Consolidated
                              -----------------------------------------------------------------------------------------------------

Total interest income        $     477,997      325,070   $    142,103    $     428,428    $  106,417  $  (92,192)     1,387,823
Total interest expense             225,080      156,539         69,950          198,062       110,598     (92,192)       668,037
                              ------------------------------------------------------------------------------------------------------
Net interest income                252,917      168,531         72,153          230,366        (4,181)          -        719,786
Provision for loan losses            8,106        5,510          1,734           23,096        13,276           -         51,722
                              ------------------------------------------------------------------------------------------------------
Net interest income after
 provision                         244,811      163,021         70,419          207,270       (17,457)          -        668,064
                              ------------------------------------------------------------------------------------------------------
Total noninterest income           123,921       88,135         33,876          121,284       237,774    (206,331)       398,659
Total noninterest expense          212,746      142,370         61,879          198,264       251,458    (206,331)       660,386
                              ------------------------------------------------------------------------------------------------------
Income before taxes                155,986      108,786         42,416          130,290       (31,141)          -        406,337
Provision for income taxes          56,888       36,480         15,195           46,230       (13,390)          -        141,403
                              ------------------------------------------------------------------------------------------------------
Net income                   $      99,098       72,306    $    27,221     $     84,060    $  (17,751)  $       -        264,934
                              ======================================================================================================

OTHER SIGNIFICANT ITEMS
Total assets                 $  27,825,399   22,886,313      8,059,157       25,920,255   $15,478,999 (14,259,635) $  85,910,488

Investment in subsidiaries       2,266,261    3,993,720        655,929        2,121,315       391,170  (9,428,395)             -
Depreciation, amortization,
 and accretion  (net)               17,515        8,757          4,347           22,834        11,472           -         64,925
Total expenditures for
long-lived assets                    8,280        7,367          2,943           13,262        14,164           -         46,016

Revenues from external
 customers
Total interest income        $     447,058   $  308,905   $    138,671    $     428,428  $     64,761           -   $  1,387,823
Total noninterest income           104,844       73,109         27,490          121,284        71,932           -        398,659
                              ------------------------------------------------------------------------------------------------------
Total income                 $     551,902   $  382,014   $    166,161    $     549,712  $    136,693   $       -   $  1,786,482
                              ======================================================================================================

Revenues from affiliates
Total interest income        $      30,939   $   16,165   $     3,432     $           -  $    41,656    $ (92,192)
Total noninterest income            19,077       15,026         6,386                 -      165,842     (206,331)
                              ------------------------------------------------------------------------------------------------------
Total income                 $      50,016  $    31,191   $     9,818     $           -  $   207,498    $(298,523)
                              ======================================================================================================


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. is a multi-state bank holding company with its headquarters in Atlanta, Georgia. SunTrust's principal banking subsidiaries are SunTrust Banks of Florida, Inc., SunTrust Banks of Georgia, Inc., SunTrust Banks of Tennessee, Inc. and Crestar Financial Corporation, all of which are bank holding companies.

SunTrust provides a full line of consumer and commercial banking services in Alabama, Florida, Georgia, Maryland, Tennessee, Virginia and the District of Columbia. Our primary businesses include traditional deposit and credit services as well as trust and investment services. Through various subsidiaries, we provide credit cards, mortgage banking, credit-related insurance, leasing services, data processing and information services, securities brokerage, investment advisory services and investment banking services. Other nonbank subsidiaries primarily support SunTrust's banking operations, providing data processing and other services.

The following analysis of the financial performance of SunTrust for the first quarter of 1999 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the three months ended March 31, 1999 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record operating net income of $292.2 million or $.91 per share for the first quarter of 1999, an increase of 10.3% compared with $264.9 million in the first quarter of 1998 (excluding charges related to the Crestar merger of $10.4 million after-tax). Diluted earnings per share, adjusted for merger charges, grew 9.6% to $0.91 from $0.83 in the first quarter of 1998. The growth in net income resulted from increases in noninterest income and continued strong loan demand.


SELECTED QUARTERLY FINANCIAL DATA                                    TABLE 1
(Dollars in millions except per share data)

                                                                     Quarters
                                      -----------------------------------------------------------------
                                         1999                              1998
                                      ------------  ---------------------------------------------------
                                           1            4             3            2            1
                                      ------------  -----------   -----------  -----------  -----------
SUMMARY OF OPERATIONS
Interest and dividend income           $  1,442.0   $  1,443.0    $  1,419.5   $  1,425.7   $  1,387.7
Interest expense                            672.2        689.5         698.2        691.1        668.0
                                      ------------  -----------   -----------  -----------  -----------
Net interest income                         769.8        753.5         721.3        734.6        719.7
Provision for loan losses                    42.0         67.1          40.5         55.3         51.7
                                      ------------  -----------   -----------  -----------  -----------
Net interest income after
  provision for loan losses                 727.8        686.4         680.8        679.3        668.0
Noninterest income                          444.9        436.1         460.1        421.3        398.7
Noninterest expense                         740.9        851.0         732.9        688.1        660.4
                                      ------------  -----------   -----------  -----------  -----------
Income before provision
  for income taxes                          431.8        271.5         408.0        412.5        406.3
Provision for income taxes                  150.1        113.6         131.3        141.0        141.4
                                      ------------  -----------   -----------  -----------  -----------
Net income                              $   281.7    $   157.9     $   276.7    $   271.5    $   264.9
                                      ============  ===========   ===========  ===========  ===========
Net interest income
 (taxable-equivalent)                   $   780.7    $   764.6     $   732.4    $   745.6    $   730.9

PER COMMON SHARE
Net income - diluted                       $ 0.87       $ 0.49        $ 0.87       $ 0.85       $ 0.83
Net income - basic                           0.89         0.50          0.88         0.86         0.84
Dividends declared                          0.345        0.250         0.250        0.250        0.250
Book value                                  25.32        25.47         23.92        25.81        24.88
Market price
   High                                     79.44        80.63         87.75        83.44        77.44
   Low                                      60.44        55.06         54.00        73.38        65.25
   Close                                    69.10        76.50         62.00        81.31        75.38

SELECTED AVERAGE BALANCES
Total assets                           $ 91,696.6   $ 89,283.1    $ 85,372.1   $ 85,087.5   $ 82,330.5
Earning assets                           80,684.8     78,224.4      74,731.7     74,372.8     72,129.4
Loans                                    64,854.0     63,134.0      60,039.5     59,441.9     57,341.4
Total deposits                           56,895.4     54,828.4      53,658.3     53,607.5     52,785.4
Realized shareholders' equity             6,120.2      5,898.6       5,618.9      5,568.9      5,474.8
Total shareholders' equity                8,146.9      7,947.6       7,990.8      7,937.1      7,532.6

Common shares - diluted (thousands)       322,364      320,224       317,920      319,689      320,387
Common shares - basic (thousands)         318,090      315,403       313,572      314,999      315,678

FINANCIAL RATIOS
ROA*                                         1.29  %      0.73  %       1.35  %      1.34  %      1.36  %
ROE*                                        18.67        10.62         19.54        19.55        19.63
Net interest margin*                         3.92         3.88          3.89         4.02         4.11



* ROA, ROE and net interest margin are calculated excluding net unrealized gains on securities available for sale because the net unrealized gains are not included in income.

CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE
AND AVERAGE YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on taxable-equivalent basis)


                                                                                  Quarter Ended
                                             -------------------------------------------------------------------------
                                                       March 31, 1999             December 31, 1998
                                             -----------------------------------  ---------------------------------
                                               Average      Income/     Yields/    Average      Income/    Yields/
                                              Balances      Expense      Rates     Balances     Expense     Rates
                                             ------------  -----------  --------  -----------  ----------  --------
ASSETS
Loans:(1)
  Taxable                                     $ 63,668.8    $ 1,187.2      7.56 % $ 62,011.6    $1,193.8      7.64 %
  Tax-exempt(2)                                  1,185.2         21.2      7.25      1,122.4        21.2      7.50
                                             -----------------------------------  ---------------------------------
    Total loans                                 64,854.0      1,208.4      7.56     63,134.0     1,215.0      7.63
Securities available for sale:
  Taxable                                       13,672.0        213.6      6.34     12,868.0       206.2      6.36
  Tax-exempt(2)                                    573.6         11.5      8.15        610.2        12.2      7.95
                                             -----------------------------------  ---------------------------------
    Total securities available for sale         14,245.6        225.1      6.41     13,478.2       218.4      6.43
Funds sold                                       1,244.2         15.5      5.04      1,293.5        16.9      5.20
Other short-term investments(2)                    341.0          3.8      4.53        318.7         3.8      4.79
                                             -----------------------------------  ---------------------------------
    Total earning assets                        80,684.8      1,452.8      7.30     78,224.4     1,454.1      7.37
Allowance for loan losses                         (950.0)                             (955.0)
Cash and due from banks                          3,588.8                             3,600.3
Premises and equipment                           1,529.5                             1,524.9
Other assets                                     3,568.0                             3,576.6
Unrealized gains on securities
 available for sale                              3,275.5                             3,311.9
                                             -----------------------------------  ---------------------------------
     Total assets                              $ 91,696.6                          $ 89,283.1
                                             ===================================  =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW/Money market accounts                   $ 19,572.1      $ 127.2      2.64 % $ 19,003.7     $ 131.5      2.74 %
  Savings                                        6,959.7         50.6      2.95      6,714.3        52.2      3.09
  Consumer time                                 10,016.0        121.3      4.91     10,135.0       129.8      5.08
  Other time                                     7,880.0         95.0      4.89      6,710.4        87.0      5.14
                                             -----------------------------------  ---------------------------------
    Total interest-bearing deposits             44,427.8        394.1      3.60     42,563.4       400.5      3.73
Funds purchased                                 14,785.4        169.3      4.64     14,166.8       172.3      4.82
Other short-term borrowings                      1,777.1         20.3      4.63      2,031.6        25.5      4.98
Long-term debt                                   5,787.1         88.4      6.20      5,844.9        91.2      6.19
                                             -----------------------------------  ---------------------------------
    Total interest-bearing liabilities          66,777.4        672.1      4.08     64,606.7       689.5      4.23
Noninterest-bearing deposits                    12,467.6                            12,265.0
Other liabilities                                4,304.7                             4,463.8
Realized shareholders' equity                    6,120.2                             5,898.6
Accumulated other comprehensive income           2,026.7                             2,049.0
                                             -----------------------------------  ---------------------------------
 Total liabilities and shareholders' equity   $ 91,696.6                          $ 89,283.1
                                             ===================================  =================================
Interest rate spread                                                       3.22 %                             3.14 %
                                             -----------------------------------  ---------------------------------
NET INTEREST INCOME                                           $ 780.7                            $ 764.6
                                             -----------------------------------  ---------------------------------
NET INTEREST MARGIN(3)                                                     3.92 %                             3.88 %
                                             -----------------------------------  ---------------------------------




(1) Interest income includes loan fees of $32.6, $30.4, $28.9, $30.2, and $28.6 in the quarters ended March 31, 1999, and December 31, September 30, June 30 and March 31, 1998. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.9, $11.1, $11.1, $11.0, and $11.2, in the quarters ended March 31, 1999, and December 31, September 30, June 30 and March 31, 1998.


                                                                                                                      TABLE 2

                                                                           Quarter Ended
                              ----------------------------------------------------------------------------------------------------
                                         September 30, 1998                   June 30, 1998                      March 31, 1998
                              -----------------------------------  ---------------------------------   ---------------------------
                                Average    Income/    Yields/     Average      Income/    Yields/     Average     Income/    Yields/
                                Balances   Expense     Rates      Balances     Expense     Rates      Balances    Expense     Rates
                              ----------- ----------  ---------  -----------  ----------  --------   ----------  ----------  -------
ASSETS
Loans:(1)
  Taxable                     $ 58,997.5   $1,173.8    7.89 %     $ 58,416.1    $1,175.3     8.07 %  $ 56,319.2    $1,137.1   8.19 %
  Tax-exempt(2)                  1,042.0       20.4    7.79          1,025.8        19.9     7.75       1,022.2        20.4   8.11
                              -----------------------------------  ---------------------------------   ---------------------------
    Total loans                 60,039.5    1,194.2    7.89         59,441.9     1,195.2     8.06      57,341.4     1,157.5   8.19
Securities available for sale:
  Taxable                       12,652.8      205.4    6.44         12,767.9       207.5     6.52      12,178.6       200.6   6.68
  Tax-exempt(2)                    627.9       13.0    8.22            643.8        13.4     8.31         654.0        13.6   8.45
                              -----------------------------------  ---------------------------------   ---------------------------
    Total securities available
        for sale                13,280.7      218.4    6.52         13,411.7       220.9     6.60      12,832.6       214.2   6.77
Funds sold                       1,084.3       14.5    5.30          1,222.3        17.2     5.65       1,630.9        23.0   5.71
Other short-term investments(2)    327.2        3.5    4.25            296.9         3.4     4.58         324.5         4.2   5.20
                              -----------------------------------  ---------------------------------   ---------------------------
    Total earning assets        74,731.7    1,430.6    7.60         74,372.8     1,436.7     7.75      72,129.4     1,398.9   7.87
Allowance for loan losses         (931.1)                             (943.6)                            (932.0)
Cash and due from banks          3,194.6                             3,170.0                            3,260.3
Premises and equipment           1,487.3                             1,473.6                            1,460.0
Other assets                     3,045.8                             3,175.5                            3,074.9
Unrealized gains on securities
 available for sale              3,843.8                             3,839.2                            3,337.9
                              -----------------------------------  ---------------------------------   ---------------------------
     Total assets             $ 85,372.1                          $ 85,087.5                         $ 82,330.5
                              ===================================  =================================   ===========================

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits:
  NOW/Money market accounts   $ 18,408.9    $ 136.2     2.94 %    $ 18,243.9    $ 133.0      2.92 %  $ 17,338.0     $ 123.8   2.90 %
  Savings                        6,613.5       55.4     3.32         6,582.5       54.4      3.31       6,673.2        54.9   3.34
  Consumer time                 10,294.4      133.9     5.16        10,438.8      134.5      5.17      10,700.7       136.2   5.16
  Other time                     6,665.0       91.7     5.46         6,663.8       94.5      5.69       6,859.6        95.2   5.63
                              -----------------------------------  ---------------------------------   ---------------------------
    Total interest-bearing
       deposits                 41,981.8      417.2     3.94        41,929.0      416.4      3.98      41,571.5       410.1   4.00
Funds purchased                 11,875.2      160.6     5.36        11,589.2      155.1      5.37      10,996.6       146.1   5.39
Other short-term borrowings      2,307.3       31.7     5.44         2,732.2       37.3      5.48       2,502.2        33.3   5.40
Long-term debt                   5,565.7       88.7     6.32         5,217.2       82.3      6.32       4,830.9        78.5   6.59
                              -----------------------------------  ---------------------------------   -----------------------------
    Total interest-bearing
         liabilities            61,730.0      698.2     4.49        61,467.6      691.1      4.51      59,901.2       668.0   4.52
Noninterest-bearing deposits    11,676.5                            11,678.5                           11,213.9
Other liabilities                3,974.8                             4,004.3                            3,682.8
Realized shareholders'
     equity                      5,618.9                             5,568.9                            5,474.8
Accumulated other
   comprehensive income          2,371.9                             2,368.2                            2,057.8
                               -----------------------------------  ---------------------------------   ----------------------------
 Total liabilities and
      shareholders' equity    $ 85,372.1                          $ 85,087.5                         $ 82,330.5
Interest rate spread           ===================================  =================================   ============================

NET INTEREST INCOME                                     3.11 %                               3.24 %                           3.35 %
                               -----------------------------------  ---------------------------------   ----------------------------
NET INTEREST MARGIN(3)                      $ 732.4                             $ 745.6                             $ 730.9
                               -----------------------------------  ---------------------------------   ----------------------------
                                                        3.89 %                               4.02 %                           4.11 %
                               -----------------------------------  ---------------------------------   ----------------------------


(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position decreased net interest income by $1.8 in the quarter ended March 31, 1999, had no impact on net interest income in the quarter ended December 31, 1998, decreased net interest income by $1.9 and $0.5 in the quarters ended September 30, 1998 and June 30, 1998 and increased net interest income by $1.6 in the quarter ended March 31, 1998. Without these swaps, net interest margin would have been 3.92%, 3.88%, 3.88%, 4.02% and 4.12%, in the quarters ended March 31, 1999, December 31, September 30, June 30, and March 31, 1998, respectively.

Net Interest Income/Margin. SunTrust's net interest margin of 3.92% for the first quarter of 1999 was 19 basis points lower than the first quarter of last year. The rate on earning assets was 7.30% in the first quarter of 1999 and 7.87% in the first quarter of 1998. At the same time, the rate on interest bearing liabilities decreased 44 basis points due to the decrease in rates on other short-term borrowings and time deposits.

Interest income, which SunTrust was unable to recognize on nonperforming loans, had a negative impact of 2 basis point on the net interest margin in the first three months of both 1999 and 1998. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.

SunTrust periodically evaluates the interest rate risk assumptions contained in the annual report. Management continues to believe that our sensitivity to interest rates is relatively neutral.

Noninterest Income. Noninterest income in the first three months of 1999, adjusted to exclude the effect of securities gains and losses, increased $50.4 million, or 12.8%, from the first quarter of 1998. Trust income, SunTrust's largest source of noninterest income, increased $13.1 million, or 11.6% over the same period. The increase in loan volume is due to the increase in new home sales and refinancing activity as long term interest rates have continued to decline in the past year. Mortgage fees, the largest component of miscellaneous charges and fees, increased $15.2 million, or 48.6% to $46.6 million in the first quarter of 1999 due to higher volume in our mortgage banking business. Other income in the third quarter of 1998 includes a $54.0 million pre-tax gain on the sale of credit card loans.

NONINTEREST INCOME                                                       TABLE 3
(In millions)


                                                                     Quarters
                                             ---------------------------------------------------------
                                                1999                          1998
                                             ----------   --------------------------------------------
                                                 1           4           3          2           1
                                             ----------   ---------   --------   ---------   ---------
Trust income                                   $ 126.3     $ 117.7    $ 112.9     $ 116.3     $ 113.2
Service charges on deposit accounts              106.1       105.7      102.6        97.6        95.2
Miscellaneous charges and fees                    93.1       100.5       90.8        89.5        84.0
Mortgage servicing rights income                  41.4        32.5       34.6        34.9        20.8
Retail investment services                        23.5        15.2       16.1        18.5        14.8
Credit card fees                                  23.1        23.5       20.1        22.9        20.8
Corporate and institutional investment services   18.7        20.2       13.8        12.3         9.5
Trading account profits and commissions           10.6        11.7        8.3        12.4        12.2
Securities gains (losses)                         (0.7)        1.0       (0.8)        4.5         3.5
Other income                                       2.8         8.1       61.7        12.4        24.7
                                             ==========   =========   ========   =========   =========
  Total noninterest income                     $ 444.9     $ 436.1    $ 460.1     $ 421.3     $ 398.7
                                             ==========   =========   ========   =========   =========




Noninterest Expense. Noninterest expense increased $80.5 million, or 12.2% in the first quarter of 1999 compared to the same period last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, increased $57.3 million, or 15.1% over the earlier period. Most of the remaining increase in noninterest expense was due to $13.8 million in Crestar merger-related expenses in the first quarter of 1999. The efficiency ratio in the first quarter of 1999 was 59.3% (excluding the Crestar merger-related charges), a slight increase from 58.5% in the first quarter of 1998. The fourth quarter of 1998 noninterest expense includes $119.4 million in Crestar merger-related expenses.

NONINTEREST EXPENSE                                                    TABLE 4
(In millions)


                                                                     Quarters
                                             ---------------------------------------------------------
                                               1999                          1998
                                             ----------   --------------------------------------------
                                                 1           4           3          2           1
                                             ----------   ---------   ---------  ---------   ---------
Salaries                                       $ 298.5     $ 289.9     $ 278.1    $ 269.2     $ 258.3
Other compensation                                84.4        86.2       100.8       80.3        70.9
Employee benefits                                 54.4        39.2        45.7       46.1        50.8
Net occupancy expense                             47.7        49.8        49.1       47.0        46.3
Equipment expense                                 45.3        45.2        45.5       43.9        44.2
Outside processing and software                   34.8        37.7        32.9       34.6        33.2
Amortization of intangible assets                 25.7        28.9        28.0       26.7        21.8
Marketing and customer development                21.8        34.7        22.7       25.6        24.1
Postage and delivery                              17.1        16.1        15.9       16.0        16.4
Credit and collection services                    16.6        18.9        17.8       17.5        16.2
Communications                                    16.1        15.8        15.8       15.6        14.9
Consulting and legal                              15.4        19.6        19.6       15.1        13.2
Merger-related expenses                           13.8       119.4           -          -           -
Operating supplies                                13.3        14.3        13.2       13.3        13.2
FDIC premiums                                      2.0         2.3         2.3        2.1         1.7
Other real estate expense                         (1.1)       (1.0)       (4.0)      (1.8)       (3.0)
Other expense                                     35.1        34.0        49.5       36.9        38.2
                                             ==========   =========   =========  =========   =========
  Total noninterest expense                    $ 740.9     $ 851.0     $ 732.9    $ 688.1     $ 660.4
                                             ==========   =========   =========  =========   =========
Efficiency ratio (1)                              59.3 %      60.9 %      61.5 %     59.0 %      58.5 %




(1) Excludes merger-related expenses in the fourth quarter of 1998 and the first quarter of 1999.

Provision for Loan Losses. The SunTrust Allowance for Loan and Lease Losses Review Committee meets on a quarterly basis in order to assess the adequacy of the allowance, analyze provision and charge-off trends and to affirm allowance methodology. As a result of this review process, the Committee deemed the allowance at the end of the first quarter of 1999 to be adequate in order to cover losses inherent in the loan portfolio. The adequacy of the allowance is assessed based on historical loss rates, specifically analyzed loans and other risk factors. In the first quarter of 1999, SunTrust has confirmed further deterioration in the loan portfolio related to the healthcare industry. Other risk factors, including continuing high consumer bankruptcy rates and high consumer debt levels, as well as, global economic risk factors such as the Asian economic crisis, continue to influence the assessment of the adequacy of the allowance. The Committee also agreed to adjust the general reserve factors pertaining to the credit card and commercial real estate portfolios based on a review of the annual loan loss migration analysis. Reserve factors relating to the credit card portfolio were generally increased while a nominal decrease was agreed upon in relation to the commercial real estate portfolio.

SunTrust decreased the provision for loan losses in the first quarter of 1999 to $42.0 million from $51.7 million in the same period last year. Total provision exceeded net charge-offs by $8.0 million. This variance reflects lower than anticipated net charge-offs for the first quarter of 1999 totaling $34.0 million, representing 0.21% of average loans. While it is anticipated that second quarter charge-offs will reflect a moderately higher rate as originally forecast, the first quarter results did compare favorably to net charge-offs of $46.9 million or 0.33% of average loans in the first quarter of 1998.

SunTrust's allowance for loan losses totaled $952.6 million at March 31, 1999, which was 1.48% of quarter-end loans and 481.5% of total nonperforming loans. As of March 31, 1998 the allowance for loan losses was $939.8 million, or 1.60% of quarter-end loans and 478.5% of total nonperforming loans.

SUMMARY OF LOAN LOSS EXPERIENCE                                         TABLE 5
(Dollars in millions)


                                                                 Quarters
                                    --------------------------------------------------------------------
                                       1999                               1998
                                    ------------  ------------------------------------------------------
                                         1             4             3             2             1
                                    ------------  ------------   -----------   -----------   -----------
Allowance for Loan Losses
  Balances - beginning of quarter       $ 944.6       $ 928.5       $ 908.9       $ 939.8       $ 933.5
  Allowance from acquisitions and
     other activity - net                     -           1.5          21.9         (34.9)          1.5
  Provision for loan losses                42.0          67.1          40.5          55.3          51.7

  Charge-offs:
      Commercial                          (12.2)        (19.2)        (11.9)        (11.4)         (6.5)
      Real estate:
        Construction                       (0.7)         (1.7)         (1.0)            -          (0.5)
        Residential mortgages              (3.1)         (2.9)         (3.6)         (4.3)         (3.0)
        Other                              (0.6)         (1.6)         (1.6)         (0.9)         (1.1)
      Credit card                         (22.7)        (26.1)        (27.1)        (38.6)        (37.7)
      Other consumer loans                (12.9)        (16.3)        (14.3)        (14.6)        (18.4)
                                    ------------  ------------   -----------   -----------   -----------
      Total charge-offs                   (52.2)        (67.8)        (59.5)        (69.8)        (67.2)
                                    ------------  ------------   -----------   -----------   -----------

  Recoveries:
      Commercial                            4.0           2.6           3.8           3.8           4.6
      Real estate:
        Construction                        0.2             -             -           0.1           0.2
        Residential mortgages               0.8           0.9           0.3           1.0           0.5
        Other                               2.6           2.2           1.4           2.0           2.8
      Credit card                           3.2           2.7           3.5           4.5           4.2
      Other consumer loans                  7.4           6.9           7.7           7.1           8.0
                                    ------------  ------------   -----------   -----------   -----------
      Total recoveries                     18.2          15.3          16.7          18.5          20.3
                                    ------------  ------------   -----------   -----------   -----------
      Net charge-offs                     (34.0)        (52.5)        (42.8)        (51.3)        (46.9)
                                    ------------  ------------   -----------   -----------   -----------
  Balance - end of quarter              $ 952.6       $ 944.6       $ 928.5       $ 908.9       $ 939.8
                                    ============  ============   ===========   ===========   ===========

Quarter-end loans outstanding        $ 64,274.1    $ 65,089.2    $ 61,325.1    $ 59,778.7    $ 58,875.5
Average loans                        $ 64,854.0    $ 63,134.0    $ 60,039.5    $ 59,441.9    $ 57,341.4

Allowance to quarter-end loans             1.48 %        1.45 %        1.51 %        1.52 %        1.60 %
Allowance to nonperforming loans          481.5         456.0         468.3         462.6         478.5
Net charge-offs to average loans
  (annualized)                             0.21 %        0.33 %        0.28 %        0.35 %        0.33 %



NONPERFORMING ASSETS                                                    TABLE 6
(Dollars in millions)



                                      1999                              1998
                                   -----------   ---------------------------------------------------
                                    MARCH 31     December 31  September 30   June 30      March 31
                                   -----------   -----------  -----------   -----------  -----------
Nonperforming Assets
  Nonaccrual loans:
      Commercial                       $ 47.7        $ 50.1       $ 48.3        $ 50.1       $ 32.4
      Real Estate:
        Construction                     14.8          13.5         14.8          16.5         16.8
        Residential mortgages            80.7          83.9         77.7          69.2         79.0
        Other                            41.6          46.6         43.5          48.6         49.8
      Consumer loans                     13.0          12.5         13.4          12.1         15.7
                                   -----------   -----------  -----------   -----------  -----------
          Total nonaccrual loans        197.8         206.6        197.7         196.5        193.7
  Restructured loans                      0.1           0.6          0.5             -          2.7
                                   -----------   -----------  -----------   -----------  -----------
          Total nonperforming loans     197.9         207.2        198.2         196.5        196.4
  Other real estate owned                36.1          34.9         33.1          43.4         52.0
                                   -----------   -----------  -----------   -----------  -----------
    Total nonperforming assets        $ 234.0       $ 242.1      $ 231.3       $ 239.9      $ 248.4
                                   ===========   ===========  ===========   ===========  ===========

  Ratios:
    Nonperforming loans to total loans   0.31 %        0.32 %       0.32 %        0.33 %       0.33 %
    Nonperforming assets to total loans
      plus other real estate owned       0.36          0.37         0.38          0.40         0.42

Accruing Loans Past Due
  90 Days or More                     $ 103.8       $ 108.2       $ 89.8       $ 101.5      $ 110.3




Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets have decreased 3.3%, or $8.1 million since December 31, 1998 and decreased 5.8%, or $14.4 million since March 31, 1998. Included in nonperforming loans at March 31, 1999 are loans aggregating $19.2 million which are current as to the payment of principal and interest but have been placed in nonperforming status because of uncertainty over the borrowers' ability to make future payments.

Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first three months of 1999, $5.3 million of interest income would have been recorded if all nonaccrual and restructured loans had been accruing interest at their original contractual rates. Interest income recognized on a cash basis in the first quarter of 1999 on nonperforming loans was $1.9 million.

LOAN PORTFOLIO BY TYPES OF LOANS                                     TABLE 7
(In millions)



                               1999                                 1998
                            ------------  ---------------------------------------------------------
                             MARCH 31     December 31    September 30     June 30       March 31
                            ------------  ------------   ------------   ------------   ------------
Commercial                   $ 24,058.1    $ 24,589.6     $ 21,652.7     $ 20,571.1     $ 19,695.2
Real estate:
  Construction                  2,180.2       2,085.0        1,995.5        1,931.0        1,834.7
  Residential mortgages        20,563.7      20,429.5       21,056.5       20,336.0       20,316.3
  Other                         7,403.5       8,254.3        7,045.8        6,999.9        7,030.0
Credit card                     1,522.3       1,563.5        1,526.2        2,094.1        2,163.0
Other consumer loans            8,546.3       8,167.3        8,048.4        7,846.6        7,836.3
                            ------------  ------------   ------------   ------------   ------------
  Total loans                $ 64,274.1    $ 65,089.2     $ 61,325.1     $ 59,778.7     $ 58,875.5
                            ============  ============   ============   ============   ============


Loans. Total loans at March 31, 1999 were $64.3 billion, an increase of $5.4 billion or 9.3% from March 31, 1998. The average loan to deposit ratio was 114.0% in the first three months of 1999 compared with 108.6% in the first quarter of 1998. Loans held for sale at March 31, 1999 were $2.8 billion, a decrease of $.7 billion from December 31, 1998.

Income Taxes. The provision for income taxes was $150.1 million in the first quarter of 1999 compared to $141.4 million in the same period last year. This represents a 35% effective tax rate in each period.

Securities available for sale. Securities in the investment portfolio are classified as available-for-sale and are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from realized shareholders' equity to determine total shareholder's equity. The investment portfolio continues to be managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. The portfolio yield decreased from an average of 6.77% in the first quarter of 1998 to 6.41% in the first quarter of this year. The portfolio size (measured at amortized cost) increased by $1.6 billion during the first quarter to $14.8 billion as of March 31, 1999. At March 31, 1999, approximately 7% of the portfolio consisted of U.S. Treasury securities, 10% U.S. government agency securities, 65% mortgage-backed securities, 7% asset-backed securities, 7% trust preferred securities and 4% municipal securities (calculated as a percent of total par value). Most of SunTrust's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At March 31, 1999 the carrying value of the securities portfolio was $3.0 billion over amortized cost, consisting mostly of a $3.0 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for SunTrust's liquidity position. Liquidity is enhanced by an investment portfolio structured to provide liquidity as needed. It is also strengthened by ready access to regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as an active bank note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank (FHLB) advances for subsidiary banks who are FHLB members.

Average total deposits for the first three months of 1999 increased $4.1 billion, or 7.8% over the same period a year ago. Interest-bearing deposits represented 78.1% of average deposits for the first three months of 1999, compared to 78.8% for the same period in 1998. In the first quarter of 1999, average net purchased funds (average funds purchased less average funds sold) increased $4.2 billion over the same period in 1998. Net purchased funds were 16.8% of average earning assets for the first three months of 1999 as compared to 13.0% in the same period a year ago.

Derivatives. SunTrust enters into various derivative contracts in a dealer capacity for customers and in managing its own interest rate risk. Where contracts have been created for customers, SunTrust enters into offsetting positions to eliminate SunTrust's exposure to interest rate risk. The principal derivative contracts used by SunTrust are swaps, options and futures. Interest rate swaps are contracts in which a series of interest rate flows, based on a specific notional amount and a fixed and floating interest rate, are exchanged over a prescribed period. Futures contracts are an agreement between a buyer and a seller to purchase an asset or currency at a later date at a fixed price. The contract trades on a futures exchange and is subject to a daily settlement procedure. Options, which may include caps and floors, are contracts to buy or sell an asset, currency, or a futures contract for a fixed price at a specific time. SunTrust also monitors its sensitivity to changes in interest rates and uses derivatives instruments to limit the volatility of net interest income. Table 8 details derivative instruments as of March 31, 1999 used for managing interest rate sensitivity.

DERIVATIVE INSTRUMENTS                                              TABLE 8
(Dollars in millions)


                                                                                 Average      Average Rate
                                                                               Maturity In    Paid/Option       Average Rate
                                       Notional Value      Fair Value             Months          Strike          Received
                                  --------------------- -------------------     ----------    ------------      ------------
Gain position:
  Receive fixed                           $ 2,923.0                $ 83.2           43           5.00 %            6.30 %
  Pay fixed                                   370.0                   6.5          110           5.12              5.33
  Basis swaps                                 275.0                   0.8           52           4.75              5.20
                                  ------------------    ------------------
  Total gain position                       3,568.0                  90.5
                                  ------------------    ------------------
Loss position:
  Receive fixed                                   -                     -            -              -                 -
  Pay fixed                                   860.0                 (16.2)          73           6.26              4.96
  Basis swaps                                 300.0                  (0.3)          26           4.83              5.28
                                  ------------------    ------------------
  Total loss position                       1,160.0                 (16.5)
                                  ------------------    ------------------
  Total interest rate swaps               $ 4,728.0                $ 74.0
                                  ==================    ==================

Options Purchased                         $ 4,457.0                $ (3.7)          23           6.72 %

Options Sold                                1,000.0                   0.1            3           4.75

Futures                                       700.0                   0.0            6


                                                22



Derivatives are designated as hedges on investments, deposits and other interest-bearing liabilities. During the three months ended March 31, 1999, hedges decreased net interest income by $1.8 million, compared with a $1.6 million increase in the corresponding 1998 period.

CAPITAL RATIOS                                                    TABLE 9
(Dollars in millions)


                                      1999                                     1998
                              ---------------     --------------------------------------------------------------
                                    MARCH 31      December 31    September 30       June 30       March 31
                              ---------------     -----------    ------------     ----------    ----------------

Tier 1 capital                     $ 6,773.7       $ 6,586.5     $ 6,284.9        $ 6,055.0     $ 6,081.7
Total capital                       10,341.1        10,307.9       9,784.5         10,147.6       9,454.9
Risk-weighted assets                80,838.6        80,586.4      75,320.5         74,729.5      73,324.4
Risk-based ratios:
  Tier 1 capital                        8.37 %          8.17 %        8.34 %           8.10 %        8.29 %
  Total capital                        12.79           12.79         12.99            13.58         12.89
Tier 1 leverage ratio                   7.69            7.68          7.72             7.49          7.73
Total shareholders' equity
  to assets                             8.93            8.78          8.77             9.34          9.24




Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been more than adequate to support asset growth. Table 9 presents capital ratios for the five most recent quarters.

Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity) or Tier 2 (debt instruments and a portion of the allowance for loan losses). SunTrust and its subsidiary banks are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Regulator's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. Forty-five percent of the unrealized gains on equity securities of The Coca-Cola Company are included in the calculation of Total capital. At March 31, 1999, SunTrust's Tier 1 capital, total capital and Tier 1 leverage ratios were 8.37%, 12.79% and 7.69%, respectively. SunTrust is committed to maintaining well-capitalized banks.

Year 2000. The Year 2000 issue is the result of computer programs and components using a two-digit format, as opposed to four digits, to indicate the year. These computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In addition, many software programs and automated systems may fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems, or any particular industry or field. Year 2000 issues could potentially affect any device that has an embedded microchip containing this flaw.

Prior to their merger, SunTrust and Crestar had each established programs to deal with the Year 2000 issue and were well along in executing those programs. Because most SunTrust and Crestar computer systems will not be integrated until after year-end 1999, SunTrust decided to complete both Year 2000 programs as separate projects. Both programs are based on very detailed guidance issued by the Federal Financial Institutions Examination Council (FFIEC), and while the programs have differences in terminology and structure, the basic processes are very similar. The following discussion applies to both programs. While separate Project Offices oversee each program, SunTrust has appointed one group of senior managers to oversee both programs.

SunTrust's Year 2000 Program has four phases: inventory of areas potentially impacted, assessment to identify problems, remediation to fix those problems, and testing of remediated systems. The inventory and assessment phases were completed in 1997 and early 1998 and covered both internal and vendor applications, as well as hardware, networks, packaged software and non-information technology systems that contain microprocessors. Examples of the latter are elevators, bank alarms and vault locks. The remediation and testing phases are nearing completion.

Remediation includes both correcting internal systems and managing corrections to vendor-supplied systems and applications. Testing verifies that the system performs properly after modification ("Compliance Testing") and also interacts properly with other systems in an operating environment ("Enterprise Testing"). These latter tests use dedicated equipment that has been "fast-forwarded" to simulate the date change from 1999 to 2000. All test results are reviewed and accepted by personnel who regularly use these systems. Substantially all SunTrust mission-critical applications have completed this process. Crestar Enterprise Testing was completed in April 1999. The four remaining mission-critical systems are on schedule to be completed in the second quarter of 1999. The completion of the Year 2000 process for other non critical systems are on target for completion throughout 1999. Following Compliance Testing, remediated systems are put into current production, so remediated systems are currently operating.

SunTrust's operations are also dependent on outside vendors and service providers, and SunTrust could be materially impacted should they experience Year 2000 problems. SunTrust maintains a dialogue with mission-critical vendors and suppliers, virtually all of which reported they were Year 2000 compliant by December 31, 1998. Those who were not are being monitored closely; contingency plans, including alternate vendors, have been identified wherever possible.

SunTrust is also supplementing its normal contingency plans to encompass specific Year 2000 concerns. These contingency plans are designed to provide for ongoing operations or early business resumption should there be problems such as a mainframe system or network "crash"; a localized disruption that might occur due to a hurricane or tornado; or the loss of services from a mission-critical vendor. In this respect, they will be very applicable to Year 2000 concerns. In a worst-case scenario for the Year 2000, however, it is possible that the basic utilities SunTrust depends on (such as electricity, telephone and water) would not be available for an extended period of time. Should this unlikely event occur, SunTrust might not be able to provide services until the utilities are returned.

Management believes that it has taken the reasonable and necessary steps to minimize the operational, regulatory and legal risks associated with Year 2000. Despite these efforts, SunTrust could still experience Year 2000 problems, some of which could have a material impact on SunTrust's results of operations and financial condition. While this is not anticipated, the following discusses several major risks and SunTrust's efforts to mitigate them.

It is possible that the public's desire to hold cash going into Year 2000 could precipitate unusual withdrawals of deposits. SunTrust is planning in conjunction with the Federal Reserve to have additional supplies of cash available and has developed plans for alternative funding sources should a panic create a temporary liquidity shortage for SunTrust. A significant financial impact on

SunTrust could result from customer Year 2000 difficulties resulting in customers' inabilities to repay their loans. SunTrust has implemented special Year 2000 risk assessments for all large borrowers and considers Year 2000 risks when renewing or making loans. Some observers have predicted irrational panic selling of investment portfolios late in 1999. Should this occur, asset values would drop dramatically, and SunTrust's fees based on asset values, primarily asset management, would drop proportionally.

To make resources available for Year 2000 efforts, some discretionary data processing projects have been deferred. These projects will be implemented as resources again become available. There have been no material negative financial impacts from these deferrals.

SunTrust estimates that the total pre-tax cost of one-time expenses associated with Year 2000 will approximate $82 million. These expenses are being recognized as they are incurred. Through the first quarter of 1999, SunTrust recognized $64.8 million, or 79%, of the total projected expense. Of this amount, $11.2 million was incurred in the first quarter of 1999. Management does not believe that future Year 2000 expenses will have a material effect on the results of operations or financial condition of SunTrust.

As mentioned above, the FFIEC has established extensive guidelines on Year 2000 matters that apply to all financial institutions. These guidelines are available to the public on the Internet at www.FFIEC.gov. In addition, SunTrust is engaged in a regular dialogue with the regulatory agencies and has received additional guidance from them.

The previous discussion of Year 2000 issues includes numerous forward-looking statements reflecting management's current assessment and estimates with respect to SunTrust's Year 2000 compliance effort and the impact of Year 2000 issues on SunTrust's business and operations.

These statements are based on information currently available to management. Various factors could cause actual results to differ materially from those contemplated by any assessments, estimates and forward-looking statements, including many factors that are beyond the control of SunTrust. These factors include, but are not limited to: (a) the success of SunTrust in identifying systems and programs that are not Year 2000 compliant; (b) the continuing availability of experienced consultants and information technology personnel;
(c) the nature and amount of programming required to upgrade or replace each of the affected programs; (d) the ability of third parties to complete their own Year 2000 remediations on a timely basis; and (e) the ability of SunTrust to implement contingency plans.

The foregoing statements regarding Year 2000 matters are "Year 2000 readiness disclosures" under the Year 2000 Information and Readiness Disclosure Act.

FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES                       TABLE 10
(Dollars in millions)


                                         SunTrust Banks            SunTrust Banks         SunTrust Banks        Crestar Financial
                                         of Florida, Inc.         of Georgia, Inc.      of Tennessee, Inc.        Corporation
                                      ----------------------    --------------------    --------------------   --------------------
                                          1999       1998         1999         1998       1999     1998        1999        1998
                                      -----------   -------   ----------    ---------   -------  -------      --------  ----------
SUMMARY OF OPERATIONS (1)
Net interest income (FTE)               $ 270.9  %  $ 256.7     $ 189.3     $ 171.1     $ 76.0    $ 73.9    $ 247.2     $ 233.5
Provision for loan losses                   7.8         8.1         5.1         5.5        1.8       1.7       12.4        23.1
Trust income                               47.5        43.0        37.8        34.6       11.8      11.1       23.3        20.1
Other noninterest income                   90.8        80.9        63.8        53.5       25.9      22.8      111.8       101.2
Personnel expense                          97.1        91.1        61.3        60.1       28.5      28.3      122.2       110.5
Other noninterest expense                 132.9       121.7        92.5        82.2       35.8      33.6      101.1        87.7
Net income                                107.5        99.1        85.3        72.3       29.3      27.3       96.0        84.1

SELECTED AVERAGE BALANCES (1)
Total assets                             29,551      27,346      25,470      22,045      8,642     7,941     26,699      23,862
Earning assets                           27,698      25,719      20,701      17,342      8,297     7,612     24,553      22,040
Loans                                    20,965      19,629      16,983      14,421      6,530     5,996     19,670      16,815
Total deposits                           20,259      18,831      13,224      11,516      6,209     6,041     17,305      16,469
Realized shareholders' equity             2,461       2,171       1,736       1,571        683       629      2,355       2,057

AT MARCH 31
Total assets                             29,492      27,825      25,745      22,886      8,747     8,059     26,256      25,920
Earning assets                           27,617      25,986      21,096      17,661      8,485     7,711     24,093      23,754
Loans                                    20,780      19,819      16,979      14,748      6,503     6,117     19,414      17,611
Allowance for loan losses                   310         386         206         202         93       109        284         281
Total deposits                           20,320      19,363      13,799      11,365      6,456     6,036     17,509      17,036
Realized shareholders' equity             2,512       2,217       1,784       1,595        698       640      2,357       2,124
Total shareholders' equity                2,517       2,238       3,623       3,915        700       646      2,363       2,121

CREDIT QUALITY
Net loan charge-offs (1)                    7.3         2.0         3.2         4.6        0.9       2.0        9.1        25.1
Nonperforming loans (2)                    92.5        79.2        39.6        39.2       14.7      11.9       49.8        65.7
Other real estate owned (2)                11.2        12.2         1.8         2.8        4.7      16.4       18.4        20.5

RATIOS
ROA (3)                                    1.48   %    1.47  %     1.55   %    1.56  %    1.38   %  1.39  %    1.46   %    1.43   %
ROE (3)                                   17.72       18.51       19.93       18.66      17.39     17.54      16.53       16.57
Net interest margin (3)                    3.97        4.05        3.71        4.00       3.72      3.93       4.08        4.30
Efficiency ratio (3)                      56.20       55.89       52.88       54.92      56.55     57.44      58.42       55.89
Total shareholder's equity/assets (2)      8.53        8.04       14.07       17.11       8.00      8.02       9.00        8.18
Net loan charge-offs to average loans (3)  0.14        0.04        0.08        0.13       0.05      0.14       0.19        0.60
Nonperforming loans to total loans (2)     0.45        0.41        0.24        0.27       0.23      0.20       0.26        0.37
Nonperforming assets to total loans plus
  other real estate owned (2)              0.51        0.47        0.25        0.29       0.31      0.47       0.35        0.49
Allowance to loans (2)                     1.52        1.99        1.23        1.39       1.47      1.83       1.46        1.60
Allowance to nonperforming loans (2)      334.9       486.7       519.7       514.7      634.6     917.7      569.9       427.9



(1) FOR THE THREE MONTH PERIOD ENDED MARCH 31.
(2) AT MARCH 31.
(3) ANNUALIZED FOR THE FIRST THREE MONTHS.

                               PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
               None

ITEM 2.        CHANGES IN SECURITIES
               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Registrant was held on April 20, 1999. At the meeting, the following individuals were elected directors of the
Registrant: A.W. Dahlberg, L. Phillip Humann, M. Douglas Ivester, Joseph L. Lanier, Frank E. McCarthy, Frank S. Royal, M.D., Richard G. Tilghman and G. Gilmer Minor, III. Votes for ranged from 275,187,550 to 275,282,783 and votes withheld ranged from 2,696,387 to 2,791,620. J. Hyatt Brown, Alston D. Correll, David H. Hughes, Summerfield K. Johnston, Jr., Scott L. Probasco, Larry L. Prince, R. Randall Rollins and James B. Williams will continue as directors of the Registrant.


The shareholders also approved the ratification of Arthur Andersen LLP as independent auditors to audit the financial statements of SunTrust for 1999.


ITEM 5.        OTHER INFORMATION
               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM  8-K

                      A.     Exhibits
                             Exhibit 99.1 Press Release

                      B.     Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K dated January 12, 1999 reporting that the Registrant completed the acquisition of Crestar Financial Corporation.


The Registrant filed a Current Report on Form 8-K dated January 15, 1999. The purpose of this report was to file as an exhibit the press release reporting 1998 operating earnings.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of May, 1999.

                              SunTrust Banks, Inc.
                              --------------------
                                  (Registrant)



                               /s/ W.P. O'Halloran
                               --------------------
                              William P. O'Halloran
                      Senior Vice President and Controller
                           (Chief Accounting Officer)