Form 10-Q
period 1999-06-30
SUNTRUST BANKS INC
filed 1999-08-13
CIK 750556

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

                               Yes __X__ No _____

At July 31, 1999, 321,719,382 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

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



                         PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year 1999.

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                    Three Months                     Six Months
                                                                   Ended June 30                   Ended June 30
                                                            ----------------------------  ------------------------------
(Dollars in thousands except per share data)(Unaudited)          1999           1998            1999          1998
                                                            ------------   -------------  ------------   ---------------

INTEREST INCOME
  Interest and fees on loans                                $  1,201,159   $  1,188,785   $  2,402,712   $  2,339,932
  Interest and dividends on securities available for sale
    Taxable interest                                             208,012        193,584        405,596        379,888
    Tax-exempt interest                                            7,871          9,100         15,807         18,372
    Dividends (1)                                                 15,906         13,503         31,542         27,536
  Interest on funds sold                                          16,528         17,224         32,003         40,192
  Interest on deposits in other banks                                184            984          1,892          2,817
  Other interest                                                   2,876          2,358          4,954          4,624
                                                            ------------   ------------   ------------   ------------
      Total interest income                                    1,452,536      1,425,538      2,894,506      2,813,361
                                                            ------------   ------------   ------------   ------------
INTEREST EXPENSE
  Interest on deposits                                           391,627        416,304        785,766        826,426
  Interest on funds purchased                                    172,391        155,154        341,688        301,240
  Interest on other short-term borrowings                         16,797         37,329         37,085         70,642
  Interest on long-term debt                                      86,919         82,270        175,347        160,786
                                                            ------------   ------------   ------------   ------------
      Total interest expense                                     667,734        691,057      1,339,886      1,359,094
                                                            ------------   ------------   ------------   ------------
NET INTEREST INCOME                                              784,802        734,481      1,554,620      1,454,267
Provision for loan losses                                         48,822         55,240         90,817        106,962
                                                            ------------   ------------   ------------   ------------
Net interest income after provision for loan losses              735,980        679,241      1,463,803      1,347,305
                                                            ------------   ------------   ------------   ------------
NONINTEREST INCOME
  Trust income                                                   126,285        116,297        252,605        229,497
  Service charges on deposit accounts                            107,067         97,609        213,181        192,844
  Other charges and fees                                          95,937         89,474        189,056        173,517
  Credit card fees                                                28,222         22,854         51,349         43,684
  Retail investment services                                      26,001         18,491         49,516         33,334
  Corporate and institutional investment services                 16,310         12,223         34,990         21,761
  Trading account profits and commissions                         11,437         12,376         22,026         24,617
  Securities (losses) gains                                        3,879          4,503          3,147          8,027
  Other noninterest income                                        54,195         47,464         98,390         92,669
                                                            ------------   ------------   ------------   ------------
      Total noninterest income                                   469,333        421,291        914,260        819,950
                                                            ------------   ------------   ------------   ------------
NONINTEREST EXPENSE
  Salaries and other compensation                                389,261        349,464        772,196        678,647
  Employee benefits                                               41,535         46,157         95,918         96,925
  Net occupancy expense                                           49,937         46,966         97,606         93,291
  Equipment expense                                               49,799         43,949         95,088         88,118
  Outside processing and software                                 38,749         34,602         73,523         67,762
  Amortization of intangible assets                               24,929         26,750         50,611         48,513
  Marketing and customer development                              23,875         25,638         45,665         49,714
  Merger-related expenses                                         17,547            -           31,391            -
  Other noninterest expense                                      116,673        114,570        231,205        225,512
                                                            ------------   ------------   ------------   ------------
      Total noninterest expense                                  752,305        688,096      1,493,203      1,348,482
                                                            ------------   ------------   ------------   ------------
Income before provision for income taxes                         453,008        412,436        884,860        818,773
Provision for income taxes                                       159,345        141,008        309,460        282,411
                                                            ------------   ------------   ------------   ------------
      NET INCOME                                            $    293,663   $    271,428   $    575,400   $    536,362
                                                            ============   ============   ============   ============

Average common  shares - diluted                             322,448,490    319,688,680    322,406,414    320,006,255
Average common shares - basic                                318,315,379    314,998,914    318,203,347    315,336,552
Net income per average common share - diluted               $       0.91   $       0.85   $       1.78   $       1.68
Net income per average common share - basic                         0.92           0.86           1.81           1.70
Dividends declared per common share                                0.345          0.250          0.690          0.500
(1) INCLUDES DIVIDENDS ON COMMON STOCK OF
      THE COCA-COLA COMPANY                                        7,722          7,240         15,445         14,480


See notes to consolidated financial statements

                          CONSOLIDATED BALANCE SHEETS




                                                                                 JUNE 30       December 31        June 30
(Dollars in thousands) (Unaudited)                                                1999            1998             1998
                                                                             -------------    -------------    -------------

ASSETS
  Cash and due from banks                                                    $   3,786,251    $   4,289,889    $   3,975,179
  Trading account                                                                  240,648          239,665          181,980
  Securities available for sale (1)                                             18,384,169       17,559,043       17,583,668
  Funds sold                                                                     1,417,290        1,786,945        2,038,349

  Loans                                                                         65,331,095       65,089,201       59,778,685
  Allowance for loan losses                                                       (941,444)        (944,557)        (908,908)
                                                                             -------------    -------------    -------------
      Net loans                                                                 64,389,651       64,144,644       58,869,777

  Premises and equipment                                                         1,618,936        1,519,711        1,466,260
  Intangible assets                                                                819,020          797,045          747,887
  Customers' acceptance liability                                                  350,865          628,235          388,423
  Other assets                                                                   2,213,051        2,204,755        2,233,682
                                                                             -------------    -------------    -------------
      Total assets                                                           $  93,219,881    $  93,169,932    $  87,485,205
                                                                             =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits                                               $  13,441,890    $  14,065,720    $  12,859,733
  Interest-bearing deposits                                                     46,918,195       44,967,563       42,016,470
                                                                             -------------    -------------    -------------
      Total deposits                                                            60,360,085       59,033,283       54,876,203
  Funds purchased                                                               13,558,897       13,295,833       11,250,181
  Other short-term borrowings                                                    1,761,156        2,636,986        3,533,654
  Long-term debt                                                                 4,519,796        4,757,869        4,697,899
  Guaranteed preferred beneficial interests in debentures                        1,050,000        1,050,000          800,000
  Acceptances outstanding                                                          350,865          628,235          388,423
  Other liabilities                                                              3,426,415        3,589,082        3,770,474
                                                                             -------------    -------------    -------------
      Total liabilities                                                         85,027,214       84,991,288       79,316,834
                                                                             -------------    -------------    -------------

  Preferred stock, no par value; 50,000,000 shares authorized; none issued             -                -                -
  Common stock, $1.00 par value                                                    323,012          322,485          320,839
  Additional paid in capital                                                     1,303,609        1,293,011        1,228,116
  Retained earnings                                                              4,930,193        4,575,382        4,319,692
  Treasury stock and other                                                         (93,762)        (100,441)        (326,058)
                                                                             -------------    -------------    -------------
      Realized shareholders' equity                                              6,463,052        6,090,437        5,542,589
  Accumulated other comprehensive income                                         1,729,615        2,088,207        2,625,782
                                                                             -------------    -------------    -------------
      Total shareholders' equity                                                 8,192,667        8,178,644        8,168,371
                                                                             -------------    -------------    -------------
      Total liabilities and shareholders' equity                             $  93,219,881    $  93,169,932    $  87,485,205
                                                                             =============    =============    =============

Common shares outstanding                                                      321,632,977      321,124,134      316,444,515
Common shares authorized                                                       500,000,000      500,000,000      500,000,000
Treasury shares of common stock                                                  1,379,469        1,360,928        4,394,490

(1) Includes net unrealized gains on securities available for sale           $   2,805,074    $   3,379,725    $   4,252,600




See notes to consolidated financial statements

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months
                                                                        Ended June 30
                                                                 --------------------------
(Dollars in thousands) (Unaudited)                                    1999          1998
                                                                 -----------    -----------

Cash flows from operating activities:
  Net income                                                     $   575,400    $   536,362
  Adjustments to reconcile net income to net cash
   provided by  (used in) operating activities:
      Depreciation, amortization and accretion                       138,982        136,857
      Provisions for loan losses and foreclosed property              92,972        107,946
      Amortization of compensation element of restricted stock         6,741          5,155
      Securities gains                                                (3,147)        (8,027)
      Net (gain) loss on sales of assets                             (14,106)         4,511
      Net decrease (increase) in loans held for sale               1,137,918     (1,433,751)
      Net increase in accrued interest receivable,
        prepaid expenses and other assets                           (194,446)    (1,082,554)
      Net increase in accrued interest payable, accrued
        expenses and other liabilities                                53,393        233,304
                                                                 -----------    -----------
        Net cash provided by (used in) operating activities        1,793,707     (1,500,197)
                                                                 -----------    -----------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale        2,286,636      1,960,467
  Proceeds from sales of securities available for sale             1,839,713      3,225,550
  Purchases of securities available for sale                      (5,522,642)    (5,632,163)
  Net increase in loans                                           (1,429,064)    (1,684,272)
  Capital expenditures                                              (166,306)      (102,017)
  Proceeds from the sale of assets                                    23,181        199,250
  Net funds received in acquisitions                                     -           13,420
  Loan recoveries                                                     35,045         38,785
                                                                 -----------    -----------
    Net cash used in investing activities                         (2,933,437)    (1,980,980)
                                                                 -----------    -----------

Cash flows from financing activities:
  Net increase in deposits                                         1,326,802        295,419
  Net (decrease) increase in funds purchased
   and other short-term borrowings                                  (612,766)     1,522,321
  Proceeds from the issuance of long-term debt                        90,272      1,835,468
  Repayment of long-term debt                                       (328,345)      (347,927)
  Proceeds from stock issuance                                        11,063         56,256
  Proceeds used in the acquisition and retirement of stock               -         (303,540)
  Dividends paid                                                    (220,589)      (173,489)
                                                                 -----------    -----------
    Net cash provided by financing activities                        266,437      2,884,508
                                                                 -----------    -----------
Net decrease in cash and cash equivalents                           (873,293)      (596,669)
Cash and cash equivalents at beginning of period                   6,076,834      6,610,197
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $ 5,203,541    $ 6,013,528
                                                                 ===========    ===========

Supplemental Disclosure
Interest paid                                                    $ 1,363,341    $ 1,352,223
Income taxes paid                                                    239,106        179,544


See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                         Accumulated
                                                             Additional                     Treasury        Other
                                                 Common        Paid in        Retained      Stock and   Comprehensive
(Dollars in thousands) (Unaudited)               Stock         Capital        Earnings       Other*         Income          Total
                                             --------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1998                     $   318,571    $ 1,087,511    $ 3,967,359    $  (109,503)   $ 2,048,153    $ 7,312,091
Net income                                           -              -          536,362            -              -          536,362
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                          -              -              -              -          577,629        577,629

Total comprehensive income                           -              -              -              -              -        1,113,991
Cash dividends declared, $0.500 per share            -              -         (173,489)           -              -         (173,489)
Exercise of stock options                            319         (6,047)           -           15,606            -            9,878
Acquisition and retirement of stock                 (190)           -          (10,540)      (292,810)           -         (303,540)
Amortization of compensation element
   of restricted stock                               -              -              -            5,155            -            5,155
Stock issued for acquisitions                      1,500        109,268            -           47,139            -          157,907
Issuance of stock for employee benefit plans         639         37,384            -            8,355            -           46,378
                                             --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                       $   320,839    $ 1,228,116    $ 4,319,692    $  (326,058)   $ 2,625,782    $ 8,168,371
                                             ======================================================================================


BALANCE, JANUARY 1, 1999                     $   322,485    $ 1,293,011    $ 4,575,382    $  (100,441)   $ 2,088,207    $ 8,178,644
Net income                                           -              -          575,400            -              -          575,400
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                          -              -              -              -         (358,592)      (358,592)

Total comprehensive income                           -              -              -              -              -          216,808
Cash dividends declared, $0.690 per share            -              -         (220,589)           -              -         (220,589)
Exercise of stock options                            470          6,714            -              -              -            7,184
Amortization of compensation element
   of restricted stock                               -              -              -            6,741            -            6,741
Issuance of stock for employee benefit plans          57          3,884            -              (62)           -            3,879
                                             --------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1999                       $   323,012    $ 1,303,609    $ 4,930,193    $   (93,762)   $ 1,729,615    $ 8,192,667
                                             ======================================================================================



* Balance at June 30, 1998 includes $264,532 for Treasury Stock and $61,526 for Deferred Compensation.

   Balance at June 30, 1999 includes $29,493 for Treasury Stock and $64,269 for Deferred Compensation.

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

NOTE 2 - ACQUISITIONS
On December 31, 1998, SunTrust merged with Crestar Financial Corporation (Crestar). Each outstanding share of Crestar common stock was exchanged for 0.96 shares of SunTrust common stock, resulting in the issuance of 108,696,877 shares of SunTrust common stock. The business combination was accounted for using the pooling-of-interests method of accounting. Accordingly, all historical financial information of SunTrust for all periods presented has been restated to include Crestar's financial information. Certain conforming adjustments and reclassifications have been made to Crestar's historical information to conform to SunTrust's accounting and financial reporting policies. These adjustments, which relate primarily to the accounting policies with respect to loan origination costs, did not have a material impact on the combined financial statements. During 1998, SunTrust recorded $161.9 million in pre-tax Crestar merger-related charges. The following table shows these merger-related charges and the remaining liability at June 30, 1999.





Merger-Related Charges                                           Utilized           Balance          Utilized        Balance
(In thousands)                                      Pretax       In 1998      December 31, 1998      In 1999     June 30, 1999
                                                   ---------  ------------- ---------------------- ----------- ---------------

Transaction costs                                 $ 40,300       $  6,858       $ 33,442             $ 33,442       $    -
Severance and termination accruals                  38,900            -           38,900               21,938         16,962
Adjustment to deferred compensation liabilities     11,319         11,319            -                    -              -
Litigation loss reserve                              7,500          7,500            -                    -              -
Write-off of unrealizable assets                    17,400         17,400            -                    -              -
Miscellaneous integration costs                      4,000          1,296          2,704                2,704            -
                                                   --------      --------       --------             --------       --------
Merger-related expenses                            119,419         44,373         75,046               58,084         16,962
                                                   --------      --------       --------             --------       --------
Provision for loan losses                           20,000         20,000            -                    -              -
Provision for taxes                                 22,500         22,500            -                    -              -
                                                   ========       ========       ========             ========      ========
Total merger-related charges                      $161,919       $ 86,873       $ 75,046             $ 58,084       $ 16,962
                                                   ========       ========       ========             ========      ========



At December 31, 1998, SunTrust expected to record approximately $88 million in additional merger-related charges primarily related to systems conversions and business line integration over the next 18 to 24 months. For the first six months of 1999, $31.4 million ($23.0 million after-tax) of these additional merger-related charges were recorded. These charges included $13.6 million in accelerated depreciation and amortization based upon estimates of systems integration time tables, $10.8 million in severance and $7.0 million in miscellaneous integration costs. SunTrust expects to record additional merger-related charges of approximately $57.0 million through the year 2000.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS
SunTrust used derivatives to hedge interest rate exposures by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used as hedges are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. In June of 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 for a year or for all fiscal years beginning after June 15, 2000. SunTrust will adopt SFAS No. 133 effective January 1, 2001 and although SunTrust has begun an in-depth analysis to determine the effects of the implementation, currently it is not expected to have a material impact on SunTrust's financial position or results of operations.

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

Comprehensive income for the six months of 1999 and 1998 is calculated as follows:
(In thousands)



                                                                                   Before Income      Income         Net of Income
                                                                                   Tax (Benefit)   Tax (Benefit)      Tax (Benefit)
                                                                                   -------------  ------------       --------------

Unrealized gains and losses (net) recognized in other comprehensive income:
      Six months ended June 30, 1999                                               $ (574,651)    $ (216,059)        $ (358,592)
      Six months ended June 30, 1998                                               $  931,657     $  354,028         $  577,629


                                                                                         1999         1998
                                                                                         ----         ----
Amounts reported in net income:
   Gain on sale of securities                                                      $    3,147     $    8,027
   Amortization and accretion, net                                                      2,999          1,967
                                                                                   -------------  ------------
   Reclassification adjustment                                                          6,146          9,994
   Income tax expense                                                                  (2,311)        (3,798)
                                                                                   -------------  ------------
   Reclassification adjustment, net of tax                                         $    3,835     $    6,196
                                                                                   =============  ============
Amounts reported in other comprehensive income:
   Unrealized (losses) gains arising during period, net of tax                       (354,757)       583,825
   Reclassification adjustment, net of tax                                             (3,835)        (6,196)
                                                                                   -------------  ------------
      Net unrealized (losses) gains recognized in
         other comprehensive income                                                  (358,592)       577,629
Net income                                                                            575,400        536,362
                                                                                   -------------  ------------
Total comprehensive income                                                         $  216,808     $1,113,991
                                                                                   =============  ============

NOTE 6 - EARNINGS PER SHARE RECONCILIATION
Net income is the same in the calculation of basic and diluted EPS. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the periods ended June 30, 1999 and June 30, 1998 is included in the following table.

                       Computation of Per Share Earnings
                      (In thousands, except per share data)




                                             Three Months       Six Months
                                            Ended June 30      Ended June 30
                                      -------------------   -------------------
                                         1999      1998       1999       1998
                                      --------   --------   --------   --------

BASIC

Net income                            $293,663   $271,428   $575,400   $536,362
                                      --------   --------   --------   --------
Average common shares                  318,315    314,999    318,203    315,337
                                      --------   --------   --------   --------
Earnings per common share - basic     $   0.92   $   0.86   $   1.81   $   1.70
                                      ========   ========   ========   ========

DILUTED

Net income                            $293,663   $271,428   $575,400   $536,362
                                      --------   --------   --------   --------
Average common shares outstanding      318,315    314,999    318,203    315,337
Effect of dilutive securities:
     Stock options                       2,467      3,024      2,554      3,028
     Performance restricted stock        1,666      1,666      1,649      1,641
                                      --------   --------   --------   --------
Average diluted common shares          322,448    319,689    322,406    320,006
                                      --------   --------   --------   --------
Earnings per common share - diluted   $   0.91   $   0.85   $   1.78   $   1.68
                                      ========   ========   ========   ========

                                       10

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




                                                             Six Months Ended June 30, 1999
                                            ----------------------------------------------------------
(In thousands)                                 Florida       Georgia       Tennessee       Crestar
                                            ----------------------------------------------------------

Total interest income                      $    964,651  $    713,889   $    290,126   $    893,355
Total interest expense                          422,048       337,029        138,964        402,606
                                           -----------------------------------------------------------

Net interest income                             542,603       376,860        151,162        490,749
Provision for loan losses                        19,553        11,577          5,300         26,503
                                           -----------------------------------------------------------

Net interest income after provision             523,050       365,283        145,862        464,246
                                           -----------------------------------------------------------

Total noninterest income                        280,672       202,807         75,762        284,156
Total noninterest expense                       460,098       310,316        128,882        454,452
                                           -----------------------------------------------------------

Income before taxes                             343,624       257,774         92,742        293,950
Provision for income taxes                      124,166        87,764         33,994         99,508
                                           -----------------------------------------------------------
Net income                                 $    219,458  $    170,010   $     58,748   $    194,442
                                           ===========================================================

Other Significant Items
Total assets                               $ 30,564,522  $ 26,031,171   $  8,942,662   $ 26,558,135
Investment in subsidiaries                    2,509,419     3,769,767        714,568      2,417,598
Depreciation, amortization, and
 accretion (net)                                 40,843        22,865         11,125         51,187
Total expenditures for long-lived assets         73,182         7,896          7,349         16,552

Revenues from external customers
Total interest income                      $    909,755  $    674,841   $    283,823   $    887,552
Total noninterest income                        234,224       165,197         60,133        284,156
                                           -----------------------------------------------------------

Total income                               $  1,143,979  $    840,038   $    343,956   $  1,171,708
                                           ===========================================================
Revenues from affiliates
Total interest income                      $     54,896  $     39,048   $      6,303   $      5,803
Total noninterest income                         46,448        37,610         15,629            -
                                           -----------------------------------------------------------
Total income                               $    101,344  $     76,658   $     21,932   $      5,803
                                           ===========================================================





                                                      Six Months Ended June 30, 1999
                                           -----------------------------------------------
(In thousands)                                  All Other     Eliminations   Consolidated
                                           -----------------------------------------------

Total interest income                        $    225,058    $   (192,573)   $  2,894,506
Total interest expense                            231,812        (192,573)      1,339,886
                                           ----------------------------------------------

Net interest income                                (6,754)            -         1,554,620
Provision for loan losses                          27,884             -            90,817
                                           ----------------------------------------------

Net interest income after provision               (34,638)            -         1,463,803
                                           ----------------------------------------------

Total noninterest income                          566,585        (495,722)        914,260
Total noninterest expense                         635,177        (495,722)      1,493,203
                                           ----------------------------------------------

Income before taxes                              (103,230)            -           884,860
Provision for income taxes                        (35,972)            -           309,460
                                           ----------------------------------------------
Net income                                   $    (67,258)   $        -      $    575,400
                                           ==============================================

Other Significant Items
Total assets                                 $ 18,825,220    $(17,701,829)   $ 93,219,881
Investment in subsidiaries                        388,904      (9,800,256)            -
Depreciation, amortization, and
 accretion (net)                                   12,962             -           138,982
Total expenditures for long-lived assets           61,327             -           166,306

Revenues from external customers
Total interest income                        $    138,535    $        -      $  2,894,506
Total noninterest income                          170,550             -           914,260
                                           ----------------------------------------------

Total income                                 $    309,085    $        -      $  3,808,766
                                           ==============================================
Revenues from affiliates
Total interest income                        $     86,523    $   (192,573)
Total noninterest income                          396,035        (495,722)
                                           ----------------------------------------------
Total income                                 $    482,558    $   (688,295)
                                            ==============================================



                                                           Six Months Ended June 30, 1998
                                            ----------------------------------------------------------
(In thousands)                                  Florida      Georgia       Tennessee       Crestar
                                            ----------------------------------------------------------


Total interest income                      $    960,388   $    660,565   $    286,309   $    938,228
Total interest expense                          452,481        317,860        141,013        468,681
                                           -----------------------------------------------------------

Net interest income                             507,907        342,705        145,296        469,547
Provision for loan losses                        18,120         11,580          3,718         44,906
                                           -----------------------------------------------------------

Net interest income after provision             489,787        331,125        141,578        424,641
                                           -----------------------------------------------------------

Total noninterest income                        252,218        177,112         69,605        266,517
Total noninterest expense                       425,405        285,053        124,547        425,936
                                           -----------------------------------------------------------

Income before taxes                             316,600        223,184         86,636        265,222
Provision for income taxes                      115,995         74,825         31,085         94,723
                                           -----------------------------------------------------------
Net income                                 $    200,605   $    148,359   $     55,551   $    170,499
                                           ===========================================================


Other significant Items
Total assets                               $ 27,681,686   $ 24,189,564   $  8,328,382   $ 25,989,321
Investment in subsidiaries                    2,336,207      4,410,968        669,413      2,195,742
Depreciation, amortization, and
 accretion (net)                                 48,475         24,600         12,539         49,730
Total expenditures for long-lived assets         22,215         17,049          4,368         30,395

Revenues from external customers
Total interest income                      $    888,339   $    625,116   $    279,441   $    938,228
Total noninterest income                        209,718        145,214         55,580        266,517
                                           -----------------------------------------------------------
Total income                               $  1,098,057   $    770,330   $    335,021   $  1,204,745
                                           ===========================================================
Revenues from affiliates
Total interest income                      $     72,049   $     35,449   $      6,868   $        -
Total noninterest income                         42,500         31,898         14,025            -
                                           -----------------------------------------------------------
Total income                               $    114,549   $     67,347   $     20,893   $        -
                                           ===========================================================




                                                    Six Months Ended June 30, 1998
                                          ----------------------------------------------
(In thousands)                                All Other      Eliminations  Consolidated
                                          ----------------------------------------------


Total interest income                       $    220,709    $   (252,838)   $  2,813,361
Total interest expense                           231,897        (252,838)      1,359,094
                                          ----------------------------------------------

Net interest income                              (11,188)            -         1,454,267
Provision for loan losses                         28,638             -           106,962
                                          ----------------------------------------------

Net interest income after provision              (39,826)            -         1,347,305
                                          ----------------------------------------------
Total noninterest income                         481,473        (426,975)        819,950
Total noninterest expense                        514,516        (426,975)      1,348,482
                                          ----------------------------------------------

Income before taxes                              (72,869)            -           818,773
Provision for income taxes                       (34,217)            -           282,411
                                          ----------------------------------------------
Net income                                  $    (38,652)   $        -      $    536,362
                                          ==============================================


Other significant Items
Total assets                                $ 15,932,899    $(14,636,647)   $ 87,485,205
Investment in subsidiaries                       394,119     (10,006,449)            -
Depreciation, amortization, and
 accretion (net)                                   1,513             -           136,857
Total expenditures for long-lived assets          27,990             -           102,017

Revenues from external customers
Total interest income                       $     82,237    $        -      $  2,813,361
Total noninterest income                         142,921             -           819,950
                                          ----------------------------------------------
Total income                                $    225,158    $        -      $  3,633,311
                                          ==============================================
Revenues from affiliates
Total interest income                       $    138,472    $   (252,838)
Total noninterest income                         338,552        (426,975)
                                          ----------------------------------------------
Total income                                $    477,024    $   (679,813)
                                          ==============================================



NOTE 8 - SUBSEQUENT EVENT
On August 10, 1999, SunTrust issued a press release announcing that the Board of Directors, today, authorized the purchase of up to 15 million shares of SunTrust common stock. Management anticipates that these purchases will occur over an extended period of time.

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

The following analysis of the financial performance of SunTrust for the second quarter of 1999 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the six months ended June 30, 1999 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record operating earnings of $308.5 million and $600.6 million for the second quarter and first six months of 1999, an increase of 13.6% and 12.0% compared with $271.4 million and $536.4 million in the same periods of 1998 (excluding after-tax charges related to the Crestar merger of $14.8 million for the second quarter and $25.2 for the first six months of 1999). Diluted earnings per share, adjusted for merger charges, grew 12.9% to $0.96 and 10.7% to $1.86 from $0.85 and $1.68 in the same periods last year. Reported net income was $293.7 million, or $0.91 per diluted share for the second quarter and $575.4 million, or $1.78 per diluted share for the first six months of 1999. The growth in net income resulted from increases in noninterest income and strong loan demand compared to the same period last year.

SELECTED QUARTERLY FINANCIAL DATA                                        TABLE 1
(Dollars in millions except per share data)


                                                                                     Quarters
                                              --------------------------------------------------------------------------------
                                                            1999                                      1998
                                              --------------------------------------------------------------------------------
                                                      2                1               4                3                2
                                              --------------   --------------   -------------   --------------  --------------

SUMMARY OF OPERATIONS
Interest and dividend income                      $ 1,452.5        $ 1,442.0       $ 1,443.0        $ 1,419.5       $ 1,425.6
Interest expense                                      667.8            672.2           689.5            698.2           691.1
                                              --------------   --------------   -------------   --------------  --------------
Net interest income                                   784.7            769.8           753.5            721.3           734.5
Provision for loan losses                              48.8             42.0            67.1             40.5            55.3
                                              --------------   --------------   -------------   --------------  --------------
Net interest income after
  provision for loan losses                           735.9            727.8           686.4            680.8           679.2
Noninterest income                                    469.3            444.9           436.1            460.1           421.3
Noninterest expense                                   752.3            740.9           851.0            732.9           688.1
                                              --------------   --------------   -------------   --------------  --------------
Income before provision
  for income taxes                                    452.9            431.8           271.5            408.0           412.4
Provision for income taxes                            159.2            150.1           113.6            131.3           141.0
                                              --------------   --------------   -------------   --------------  --------------
Net income                                        $   293.7        $   281.7       $   157.9        $   276.7       $   271.4
                                              ==============   ==============   =============   ==============  ==============
Net interest income (taxable-equivalent)          $   795.4        $   780.7       $   764.6        $   732.4       $   745.6

PER COMMON SHARE
Net income - diluted                              $    0.91        $    0.87          $ 0.49        $    0.87       $    0.85
Net income - basic                                     0.92             0.89            0.50             0.88            0.86
Dividends declared                                    0.345            0.345           0.250            0.250           0.250
Book value                                            25.47            25.32           25.47            23.92           25.81
Market price
   High                                               73.00            79.44           80.63            87.75           83.44
   Low                                                63.06            60.44           55.06            54.00           73.38
   Close                                              69.44            62.25           76.50            62.00           81.31

SELECTED AVERAGE BALANCES
Total assets                                      $92,304.2        $91,696.6       $89,283.1        $85,372.1       $85,087.5
Earning assets                                     81,329.1         80,684.8        78,224.4         74,731.7        74,372.8
Loans                                              64,733.1         64,854.0        63,134.0         60,039.5        59,441.9
Total deposits                                     57,743.7         56,895.4        54,828.4         53,658.3        53,607.5
Realized shareholders' equity                       6,328.2          6,120.2         5,898.6          5,618.9         5,568.9
Total shareholders' equity                          8,322.5          8,146.9         7,947.6          7,990.8         7,937.1

Common shares - diluted (thousands)                 322,448          322,364         320,224          317,920         319,689
Common shares - basic (thousands)                   318,315          318,090         315,403          313,572         314,999

FINANCIAL RATIOS
ROA*                                                   1.32%            1.29%           0.73%            1.35%           1.34%
ROE*                                                  18.61            18.67           10.62            19.54           19.55
Net interest margin*                                   3.92             3.92            3.88             3.89            4.02



* ROA, ROE and net interest margin are calculated excluding net unrealized gains on securities available for sale because the net unrealized gains are not included in income.

CONSOLIDATED DAILY AVERAGE BALANCES, INCOME/EXPENSE                      TABLE 2
AND AVERAGE YIELDS EARNED AND RATES PAID
(Dollars in millions; yields on taxable-equivalent basis)


                                                                             Quarter Ended
                                                ---------------------------------------------------------------------
                                                            June 30, 1999                     March 31, 1999
                                                -----------------------------------  --------------------------------
                                                  Average        Income/    Yields/    Average    Income/   Yields/
                                                 Balances        Expense    Rates     Balances    Expense   Rates
                                                -----------    ----------   -------  ---------   --------   -------

ASSETS
Loans:(1)
  Taxable                                       $ 63,596.4     $ 1,187.7    7.49 %   $63,668.8   $1,187.2    7.56 %
  Tax-exempt(2)                                    1,136.7          20.0    7.07       1,185.2       21.2    7.25
                                                ----------------------------------   ------------------------------
    Total loans                                   64,733.1       1,207.7    7.48      64,854.0    1,208.4    7.56
Securities available for sale:
  Taxable                                         14,415.3         224.4    6.24      13,672.0      213.6    6.34
  Tax-exempt(2)                                      566.2          11.5    8.10         573.6       11.5    8.15
                                                ----------------------------------   ------------------------------
    Total securities available for sale           14,981.5         235.9    6.31      14,245.6      225.1    6.41
Funds sold                                         1,321.8          16.5    5.02       1,244.2       15.5    5.04
Other short-term investments(2)                      292.7           3.1    4.26         341.0        3.8    4.53
                                                ----------------------------------   ------------------------------
    Total earning assets                          81,329.1       1,463.2    7.22      80,684.8    1,452.8    7.30
Allowance for loan losses                           (949.1)                             (950.0)
Cash and due from banks                            3,599.7                             3,588.8
Premises and equipment                             1,598.1                             1,529.5
Other assets                                       3,502.5                             3,568.0
Unrealized gains on securities
 available for sale                                3,223.9                             3,275.5
                                                 ----------------------------------   ------------------------------
    Total assets                                $ 92,304.2                           $91,696.6
                                                ===================================   ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW/Money market accounts                     $ 19,833.1     $   126.5    2.56 %   $19,572.1   $  127.2    2.64 %
  Savings                                          7,003.4          49.9    2.86       6,959.7       50.6    2.95
  Consumer time                                    9,815.2         116.2    4.75      10,016.0      121.3    4.91
  Other time                                       8,186.0          99.1    4.86       7,880.0       95.0    4.89
                                                 ----------------------------------   ------------------------------
    Total interest-bearing deposits               44,837.7         391.7    3.50      44,427.8      394.1    3.60
Funds purchased                                   14,849.3         172.4    4.66      14,785.4      169.3    4.64
Other short-term borrowings                        1,448.1          16.8    4.65       1,777.1       20.3    4.63
Long-term debt                                     5,741.4          86.9    6.07       5,787.1       88.4    6.20
                                                 ----------------------------------   ------------------------------
    Total interest-bearing liabilities            66,876.5         667.8    4.00      66,777.4      672.1    4.08
Noninterest-bearing deposits                      12,906.0                            12,467.6
Other liabilities                                  4,199.2                             4,304.7
Realized shareholders' equity                      6,328.2                             6,120.2
Accumulated other comprehensive income             1,994.3                             2,026.7
                                                 ----------------------------------   ------------------------------
    Total liabilities and shareholders' equity  $ 92,304.2                           $91,696.6
                                                ===================================   ==============================

Interest rate spread                                                        3.22 %                           3.22 %
                                                 ----------------------------------   ------------------------------

NET INTEREST INCOME                                            $   795.4                         $  780.7
                                                 ----------------------------------   ------------------------------

NET INTEREST MARGIN(3)                                                      3.92 %                           3.92
                                                 ----------------------------------   ------------------------------

(1) Interest income includes loan fees of $34.7, $32.6, and $28.9, in the quarters ended June 30, and March 31, 1999, and June 30, 1998 and $68.1, and $57.6 in the six months ended June 30, 1999 and 1998. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35%, and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.7, $10.9, $11.1 in the quarters ended June 30 and March 31, 1999 and June 30, 1998 and $21.5 and $22.2 in the six months ended June 30, 1999 and 1998.

                                                                         TABLE 2


                                                             Quarter Ended                      Six Months Ended
                                                ---------------------------------   ------------------------------------
                                                             June 30, 1998                       June 30, 1999
                                                ----------------------------------  ------------------------------------
                                                    Average    Income/    Yields/      Average       Income/    Yields/
                                                   Balances   Expense     Rates        Balances      Expense     Rates
                                                ------------- ----------  --------  -------------  ----------   --------
ASSETS
Loans:(1)
  Taxable                                         $58,416.1   $1,175.3     8.07 %      $ 63,632.4  $ 2,374.9     7.53  %
  Tax-exempt(2)                                     1,025.8       19.9     7.75           1,160.8       41.2     7.16
                                                ----------------------------------  ------------------------------------
    Total loans                                    59,441.9    1,195.2     8.06          64,793.2    2,416.1     7.52
Securities available for sale:
  Taxable                                          12,767.9      207.5     6.52          14,045.7      438.0     6.29
  Tax-exempt(2)                                       643.8       13.4     8.31             569.9       23.0     8.13
                                                ----------------------------------  ------------------------------------
    Total securities available for sale            13,411.7      220.9     6.60          14,615.6      461.0     6.36
Funds sold                                          1,222.3       17.2     5.65           1,283.2       32.0     5.03
Other short-term investments(2)                       296.9        3.4     4.58             316.7        6.9     4.41
                                                ----------------------------------  ------------------------------------
    Total earning assets                           74,372.8    1,436.7     7.75          81,008.7    2,916.0     7.26
Allowance for loan losses                            (943.6)                               (949.5)
Cash and due from banks                             3,170.0                               3,594.3
Premises and equipment                              1,473.6                               1,564.0
Other assets                                        3,175.5                               3,535.0
Unrealized gains on securities
 available for sale                                 3,839.2                               3,249.6
                                                ----------------------------------  ------------------------------------

    Total assets                                  $85,087.5                            $ 92,002.1
                                               =================================== =====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW/Money market accounts                       $18,243.9   $  133.0     2.92 %      $ 19,703.4  $   253.7     2.60  %
  Savings                                           6,582.5       54.4     3.31           6,981.7      100.5     2.90
  Consumer time                                    10,438.8      134.5     5.17           9,915.0      237.5     4.83
  Other time                                        6,663.8       94.5     5.69           8,033.8      194.1     4.87
                                                ----------------------------------  ------------------------------------
    Total interest-bearing deposits                41,929.0      416.4     3.98          44,633.9      785.8     3.55
Funds purchased                                    11,589.2      155.1     5.37          14,817.5      341.7     4.65
Other short-term borrowings                         2,732.2       37.3     5.48           1,611.7       37.1     4.64
Long-term debt                                      5,217.2       82.3     6.32           5,764.2      175.3     6.13
                                                ----------------------------------  ------------------------------------
    Total interest-bearing liabilities             61,467.6      691.1     4.51          66,827.3    1,339.9     4.04
Noninterest-bearing deposits                       11,678.5                              12,688.0
Other liabilities                                   4,004.3                               4,251.7
Realized shareholders' equity                       5,568.9                               6,224.7
Accumulated other comprehensive income              2,368.2                               2,010.4
                                                ----------------------------------  ------------------------------------
    Total liabilities and shareholders' equity    $85,087.5                            $ 92,002.1
                                                =================================== ====================================

Interest rate spread                                                       3.24 %                                3.22  %
                                                ----------------------------------  ------------------------------------

NET INTEREST INCOME                                            $ 745.6                             $ 1,576.1
                                                ----------------------------------  ------------------------------------

NET INTEREST MARGIN(3)                                                     4.02 %                                3.92  %
                                                ----------------------------------  ------------------------------------



                                                                      Six Months Ended
                                                          ----------------------------------------
                                                                      June 30, 1998
                                                            Average        Income/       Yields/
                                                           Balances       Expense        Rates
                                                           ---------     ---------      ---------
ASSETS
Loans:(1)
  Taxable                                                  $57,373.4       $2,312.4        8.13  %
  Tax-exempt(2)                                              1,024.0           40.3        7.93
                                                          ----------------------------------------
    Total loans                                             58,397.4        2,352.7        8.12
Securities available for sale:
  Taxable                                                   12,474.9          408.1        6.60
  Tax-exempt(2)                                                648.9           27.0        8.38
                                                          ----------------------------------------
    Total securities available for sale                     13,123.8          435.1        6.69
Funds sold                                                   1,425.5           40.2        5.69
Other short-term investments(2)                                310.6            7.6        4.90
                                                          ----------------------------------------
    Total earning assets                                    73,257.3        2,835.6        7.81
Allowance for loan losses                                     (937.8)
Cash and due from banks                                      3,214.9
Premises and equipment                                       1,466.9
Other assets                                                 3,125.3
Unrealized gains on securities
 available for sale                                          3,590.0
                                                          ----------------------------------------
    Total assets                                           $83,716.6
                                                          ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  NOW/Money market accounts                                $17,793.4       $  256.8        2.91  %
  Savings                                                    6,627.6          109.3        3.33
  Consumer time                                             10,569.0          270.7        5.17
  Other time                                                 6,761.2          189.7        5.66
                                                          ----------------------------------------
    Total interest-bearing deposits                         41,751.2          826.5        3.99
Funds purchased                                             11,294.6          301.2        5.38
Other short-term borrowings                                  2,617.8           70.6        5.44
Long-term debt                                               5,025.1          160.8        6.45
                                                          ----------------------------------------
    Total interest-bearing liabilities                      60,688.7        1,359.1        4.52
Noninterest-bearing deposits                                11,447.5
Other liabilities                                            3,844.4
Realized shareholders' equity                                5,522.1
Accumulated other comprehensive income                       2,213.9
                                                          ----------------------------------------
    Total liabilities and shareholders' equity             $83,716.6
                                                          ========================================

Interest rate spread                                                                       3.29  %
                                                          ----------------------------------------

NET INTEREST INCOME                                                        $1,476.5
                                                          ----------------------------------------

NET INTEREST MARGIN(3)                                                                     4.06  %
                                                          ----------------------------------------




(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position increased net interest income by $5.8, $4.9 and $0.8 in the quarters ended June 30 and March 31, 1999 and June 30, 1998 and increased net interest income by $10.7 and $3.3 in the six months ended June 30, 1999 and June 30, 1998. Without these swaps, the net interest margin would have been 3.89%, 3.90%, and 4.02%, in the quarters ended June 30, March 31, 1999, and June 30, 1998 and 3.90% and 4.06% in the six months ended June 30, 1999 and June 30, 1998.


NET INTEREST INCOME/MARGIN. SunTrust's net interest margin was 3.92% for the first six months of 1999, a decrease of 14 basis points from the first six months of 1998. The rate on earning assets declined 55 basis points to 7.26% and the rate on interest bearing liabilities decreased 48 basis points to 4.04% due to the decrease in rates on time deposits.

Interest income, which SunTrust was unable to recognize on nonperforming loans, had a negative impact of 1 basis point on the net interest margin in the first six months of 1999 and 1998. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.

SunTrust periodically evaluates the interest rate risk assumptions contained in the annual report. Management continues to believe that our sensitivity to interest rates is relatively neutral.

NONINTEREST INCOME. Noninterest income in the second quarter and first six months of 1999, adjusted to exclude the effect of securities gains and losses, increased $48.7 million, or 11.7% and $99.2 million, or 12.2%, from the comparable periods last year. Trust income, SunTrust's largest source of noninterest income, increased $10.0 million, or 8.6% and $23.1 million, or 10.0% over the same periods. Other income in the second quarter of 1999 includes a $8.5 million pre-tax gain on the sale of student loans and the third quarter of 1998 includes a $54.0 million pre-tax gain on the sale of credit card loans.

NONINTEREST INCOME                                                       TABLE 3
(In millions)


                                                                                     Quarters
                                                      ----------------------------------------------------------------------
                                                                   1999                               1998
                                                      ----------------------------------------------------------------------
                                                           2               1             4             3             2
                                                      -------------    ----------    -----------   -----------   -----------

Trust income                                               $ 126.3       $ 126.3        $ 117.7       $ 112.9       $ 116.3
Service charges on deposit accounts                          107.1         106.1          105.7         102.6          97.6
Miscellaneous charges and fees                                49.3          46.5           50.8          45.4          45.9
Mortgage fees                                                 46.6          46.6           49.7          45.4          43.6
Mortgage servicing rights income                              31.7          41.4           32.5          34.6          34.9
Credit card fees                                              28.2          23.1           23.5          20.1          22.9
Retail investment services                                    26.0          23.5           15.2          16.1          18.5
Corporate and institutional investment services               16.3          18.7           20.2          13.8          12.3
Trading account profits and commissions                       11.4          10.6           11.7           8.3          12.4
Securities gains (losses)                                      3.9          (0.7)           1.0          (0.8)          4.5
Other income                                                  22.5           2.8            8.1          61.7          12.4
                                                      =============    ==========    ===========   ===========   ===========
  Total noninterest income                                 $ 469.3       $ 444.9        $ 436.1       $ 460.1       $ 421.3
                                                      =============    ==========    ===========   ===========   ===========



NONINTEREST EXPENSE. Noninterest expense increased $64.2 million, or 9.3% and $144.7 million, or 10.7% in the second quarter and first six months of 1999 compared to the same periods last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, increased $35.2 million, or 8.9% and $92.5 million, or 11.9% over the earlier periods. Most of the remaining increase in noninterest expense was due to $17.6 million and $31.4 million in Crestar merger-related expenses in the second quarter and first six months of 1999. The efficiency ratio in the second quarter of 1999 was 58.1% (excluding the Crestar merger-related charges), a slight decrease from 59.0% in the second quarter of 1998. The fourth quarter of 1998 noninterest expense includes $119.4 million in Crestar merger-related expenses.

NONINTEREST EXPENSE                                                      TABLE 4
(In millions)


                                                                                      Quarters
                                                      ----------------------------------------------------------------------
                                                                   1999                               1998
                                                      ----------------------------------------------------------------------
                                                           2               1             4             3             2
                                                      -------------    -----------   -----------   -----------   -----------

Salaries                                                   $ 300.4          298.5       $ 289.9       $ 278.1       $ 269.2
Other compensation                                            88.9           84.4          86.2         100.8          80.3
Employee benefits                                             41.5           54.4          39.2          45.7          46.1
Net occupancy expense                                         49.9           47.7          49.8          49.1          47.0
Equipment expense                                             49.8           45.3          45.2          45.5          43.9
Outside processing and software                               38.7           34.8          37.7          32.9          34.6
Amortization of intangible assets                             24.9           25.7          28.9          28.0          26.7
Marketing and customer development                            23.9           21.8          34.7          22.7          25.6
Credit and collection services                                19.2           16.6          18.9          17.8          17.5
Communications                                                17.6           16.1          15.8          15.8          15.6
Merger-related expenses                                       17.6           13.8         119.4             -             -
Postage and delivery                                          17.4           17.1          16.1          15.9          16.0
Consulting and legal                                          15.6           15.4          19.6          19.6          15.1
Operating supplies                                            14.3           13.3          14.3          13.2          13.3
FDIC premiums                                                  2.1            2.0           2.3           2.3           2.1
Other real estate expense                                     (2.7)          (1.1)         (1.0)         (4.0)         (1.8)
Other expense                                                 33.2           35.1          34.0          49.5          36.9
                                                      =============    ===========   ===========   ===========   ===========
  Total noninterest expense                                $ 752.3        $ 740.9       $ 851.0       $ 732.9       $ 688.1
                                                      =============    ===========   ===========   ===========   ===========

Efficiency ratio (1)                                          58.1 %         59.3 %        60.9 %        61.5 %        59.0 %


(1) Excludes merger-related expenses.

PROVISION FOR LOAN LOSSES. The SunTrust Allowance for Loan and Lease Losses Review Committee meets on a quarterly basis in order to assess the adequacy of the allowance, analyze provision and charge-off trends and to affirm allowance methodology. As a result of this review process, the Committee deemed the allowance at the end of the second quarter of 1999 to be adequate in order to cover losses inherent in the loan portfolio. The adequacy of the allowance is assessed based on historical loss rates, specifically analyzed loans and other risk factors. In the second quarter of 1999, SunTrust has confirmed further deterioration in the loan portfolio related to the healthcare industry and emerging concerns in some sectors of the textile industry brought about as a result of increased competition overseas. The increase in commercial charge-offs as well as nonaccrual loans in the second quarter is primarily due to this deterioration. Other risk factors, including continuing high consumer bankruptcy rates and high consumer debt levels, as well as, global economic risk factors such as Asian competition, continue to influence the assessment of the adequacy of the allowance.

SunTrust decreased the provision for loan losses in the second quarter of 1999 to $48.8 million from $55.3 million in the same period last year. Net charge-offs to average loans declined to .29% in the second quarter of this year from .35% in the second quarter of 1998 as net charge-offs declined to $46.6 million from $51.3 in the second quarter a year ago. Total provision exceeded net charge-offs by $2.2 million and $13.4 million was transferred from the allowance, mostly related to the final disposition of the sale of credit card receivables.

SunTrust's allowance for loan losses totaled $941.4 million at June 30, 1999, which was 1.44% of period loans and 392.9% of total nonperforming loans. As of June 30, 1998 the allowance for loan losses was $908.9 million, or 1.52% of quarter-end loans and 462.6% of total nonperforming loans.

SUMMARY OF LOAN LOSS EXPERIENCE                                          TABLE 5
(Dollars in millions)


                                                                                 Quarters
                                            -----------------------------------------------------------------------------------
                                                           1999                                     1998
                                            -----------------------------------------------------------------------------------
                                                  2                1                4                 3                2
                                            --------------   --------------    -------------    --------------   --------------

Allowance for Loan Losses
  Balances - beginning of quarter                 $ 952.6          $ 944.6          $ 928.5           $ 908.9          $ 939.8
  Allowance from acquisitions and
     other activity - net                           (13.4)               -              1.5              21.9            (34.9)
  Provision for loan losses                          48.8             42.0             67.1              40.5             55.3

  Charge-offs:
      Commercial                                    (24.0)           (12.2)           (19.2)            (11.9)           (11.4)
      Real estate:
        Construction                                 (0.1)            (0.7)            (1.7)             (1.0)               -
        Residential mortgages                        (3.6)            (3.1)            (2.9)             (3.6)            (4.3)
        Other                                        (2.6)            (0.6)            (1.6)             (1.6)            (0.9)
      Credit card                                   (19.4)           (22.7)           (26.1)            (27.1)           (38.6)
      Other consumer loans                          (13.7)           (12.9)           (16.3)            (14.3)           (14.6)
                                            --------------   --------------    -------------    --------------   --------------
      Total charge-offs                             (63.4)           (52.2)           (67.8)            (59.5)           (69.8)
                                            --------------   --------------    -------------    --------------   --------------

  Recoveries:
      Commercial                                      4.0              4.0              2.6               3.8              3.8
      Real estate:
        Construction                                  0.4              0.2                -                 -              0.1
        Residential mortgages                         0.8              0.8              0.9               0.3              1.0
        Other                                         1.3              2.6              2.2               1.4              2.0
      Credit card                                     3.3              3.2              2.7               3.5              4.5
      Other consumer loans                            7.0              7.4              6.9               7.7              7.1
                                            --------------   --------------    -------------    --------------   --------------
      Total recoveries                               16.8             18.2             15.3              16.7             18.5
                                            --------------   --------------    -------------    --------------   --------------
      Net charge-offs                               (46.6)           (34.0)           (52.5)            (42.8)           (51.3)
                                            --------------   --------------    -------------    --------------   --------------
  Balance - end of quarter                        $ 941.4          $ 952.6          $ 944.6           $ 928.5          $ 908.9
                                            ==============   ==============    =============    ==============   ==============

Quarter-end loans outstanding                  $ 65,331.1       $ 64,274.1       $ 65,089.2        $ 61,325.1       $ 59,778.7
Average loans                                  $ 64,733.1       $ 64,854.0       $ 63,134.0        $ 60,039.5       $ 59,441.9

Allowance to quarter-end loans                       1.44 %           1.48 %           1.45 %            1.51 %           1.52 %
Allowance to nonperforming loans                    392.9            481.5            456.0             468.3            462.6
Net charge-offs to average loans
  (annualized)                                       0.29 %           0.21 %           0.33 %            0.28 %           0.35 %

NONPERFORMING ASSETS                                                     TABLE 6
(Dollars in millions)



                                                         1999                                   1998
                                           -------------------------------------------------------------------------------
                                             JUNE 30         March 31         December 31     September 30     June 30
                                           -------------   --------------   ----------------------------------------------

Nonperforming Assets
  Nonaccrual loans:
      Commercial                                 $ 85.4           $ 47.7          $ 50.1           $ 48.3          $ 50.1
      Real Estate:
        Construction                               14.0             14.8            13.5             14.8            16.5
        Residential mortgages                      80.7             80.7            83.9             77.7            69.2
        Other                                      48.0             41.6            46.6             43.5            48.6
      Consumer loans                               11.5             13.0            12.5             13.4            12.1
                                           -------------   --------------   -------------   --------------   -------------
          Total nonaccrual loans                  239.6            197.8           206.6            197.7           196.5
  Restructured loans                                  -              0.1             0.6              0.5               -
                                           -------------   --------------   -------------   --------------   -------------
          Total nonperforming loans               239.6            197.9           207.2            198.2           196.5
  Other real estate owned                          28.2             36.1            34.9             33.1            43.4
                                           -------------   --------------   -------------   --------------   -------------
    Total nonperforming assets                  $ 267.8          $ 234.0         $ 242.1          $ 231.3         $ 239.9
                                           =============   ==============   =============   ==============   =============

  Ratios:
    Nonperforming loans to total loans             0.37 %           0.31 %          0.32 %           0.32 %          0.33 %
    Nonperforming assets to total loans
      plus other real estate owned                 0.41             0.36            0.37             0.38            0.40

Accruing Loans Past Due
  90 Days or More                               $ 101.7          $ 103.8         $ 108.2           $ 89.8         $ 101.5



NONPERFORMING ASSETS. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets have increased 10.6%, or $25.7 million since December 31, 1998 and increased 11.6%, or $27.9 million since June 30, 1998.

Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. During the first six months of 1999, $13.3 million of interest income would have been recorded if all nonaccrual and restructured loans had been accruing interest at their original contractual rates. Interest income recognized on a cash basis in the first six months of 1999 on nonperforming loans was $7.7 million.

LOAN PORTFOLIO BY TYPES OF LOANS                                         TABLE 7
(In millions)



                                                 1999                                        1998
                                  ---------------------------------------------------------------------------------------
                                     JUNE 30          March 31         December 31       September 30        June 30
                                  --------------    --------------    ---------------   ---------------   ---------------

Commercial                           $ 24,772.2        $ 24,058.1         $ 24,589.6        $ 21,652.7        $ 20,571.1
Real estate:
  Construction                          2,240.8           2,180.2            2,085.0           1,995.5           1,931.0
  Residential mortgages                20,645.8          20,563.7           20,429.5          21,056.5          20,336.0
  Other                                 7,523.5           7,403.5            8,254.3           7,045.8           6,999.9
Credit card                             1,476.6           1,522.3            1,563.5           1,526.2           2,094.1
Other consumer loans                    8,672.2           8,546.3            8,167.3           8,048.4           7,846.6
                                  --------------    --------------    ---------------   ---------------   ---------------
  Total loans                        $ 65,331.1        $ 64,274.1         $ 65,089.2        $ 61,325.1        $ 59,778.7
                                  ==============    ==============    ===============   ===============   ===============

LOANS. Total loans at June 30, 1999 were $65.3 billion, an increase of $5.6 billion or 9.3% from June 30, 1998. The average loan to deposit ratio was 112.1% and 113.0% in the second quarter and first six months of 1999 compared with 110.9% and 109.8% in the same periods of 1998. Loans held for sale at June 30, 1999 were $2.4 billion, a decrease of $1.1 billion from December 31, 1998 due to a higher level of secondary market sales coupled with lower levels of originations compared to 1998. During the second quarter, SunTrust tightened slightly the credit policy requirements for our indirect installment automobile loan portfolio, following an analysis of growth and credit quality issues.

INCOME TAXES. The provision for income taxes was $159.3 million and $309.5 million in the second quarter and first six months of 1999 compared to $141.0 million and $282.4 million in the same periods last year. This represents a 35% effective tax rate in the second quarter and first six months of 1999 and a 34% effective tax rate in the same periods last year.

SECURITIES AVAILABLE FOR SALE. Securities in the investment portfolio are classified as available-for-sale and are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from realized shareholders' equity to determine total shareholders' equity. The investment portfolio continues to be managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. The portfolio yield decreased from an average of 6.60% in the second quarter of 1998 to 6.31% in the second quarter of this year. The portfolio size (measured at amortized cost) increased by $0.7 billion during the second quarter to $15.6 billion as of June 30, 1999. At June 30, 1999, approximately 5% of the portfolio consisted of U.S. Treasury securities, 12% U.S. government agency securities, 67% mortgage-backed securities, 5% asset-backed securities, 7% trust preferred securities and 4% municipal securities (calculated as a percent of total par value). Most of SunTrust's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At June 30, 1999 the carrying value of the securities portfolio was $2.8 billion over amortized cost, consisting of a $3.0 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company and other unrealized net losses.
                                       21

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

Average total deposits for the second quarter and first six months of 1999 increased $4.1 billion, or 7.7% and $4.1 billion, or 7.8% over the same periods a year ago. Interest-bearing deposits represented 77.7% and 77.9% of average deposits for the second quarter and first six months of 1999, compared to 78.2% and 78.5% for the same periods in 1998. In the first six months of 1999, average net purchased funds (average funds purchased less average funds sold) increased $3.7 billion over the same period in 1998. Net purchased funds were 16.7% of average earning assets for the first six months of 1999 as compared to 13.5% in the same period a year ago.

DERIVATIVES. SunTrust enters into various derivative contracts to meet the financial needs of its customers, generate revenue through trading activities, and to manage interest rate sensitivity for the bank subsidiaries. Derivative instruments include futures and forward contracts, interest rate swaps, options, interest rate caps and floors, and swaptions.

When acting in a dealer capacity for customers, SunTrust will enter into offsetting positions to eliminate exposure to interest rate and market risk. Derivative instruments used to manage the banks interest rate sensitivity and the generation of revenue through its trading activities as of June 30, 1999 is shown in Table 8.


DERIVATIVE INSTRUMENTS                                                   TABLE 8
(Dollars in thousands)


                                                                                                  Estimated Fair Value
                                                                                     -----------------------------------------------
                                                  Weighted
                                                  Average      Average
                                     Notional    Maturity In   Received   Average     Carrying    Unrealized   Unrealized
                                      Balance      Months       Rate     Pay Rate    amount (1)     Gains       Losses        Net
                                   -----------  ------------  ---------- ---------  ------------  -----------  ----------  ---------

HEDGES ON LENDING COMMITMENTS
  Forward Contracts                $ 2,527,977       1             -         -             -       $38,840     $ (577)    $ 38,263

INTEREST RATE SWAPS
  Interest rate swaps                4,391,815      42         5.80%     5.25%      $  8,327        49,200     (6,644)      50,883

INTEREST RATE CAPS/FLOORS
  Interest rate caps/floors          4,457,330      19             -         -       (13,306)       11,900          -       (1,406)

OPTIONS
  Option Contracts                      20,000       2             -         -             -             9         (2)           7

FUTURES
  Future Contracts                     395,000      23             -         -             -           757         (5)         752
                                                                                                                          ----------
                                                                                                                          $ 88,499
                                                                                                                          ==========

(1) Carrying amount includes accrued interest receivable or payable and unamortized premiums.


Derivative contracts used in the management of interest rate volatility and trading activities increased net interest income by $5.8 million and $4.9 million in the second and first quarters of 1999, respectively.

CAPITAL RATIOS                                                           TABLE 9
(Dollars in millions)


                                                      1999                                      1998
                                       -------------------------------    -------------------------------------------------
                                            JUNE 30         March 31        December 31      September 30       June 30
                                       ---------------   -------------    --------------    --------------  ---------------


Tier 1 capital                            $ 6,973.2        $ 6,773.7       $ 6,586.5          $ 6,284.9         $ 6,055.0
Total capital                              10,543.1         10,341.1        10,307.9            9,784.5          10,147.6
Risk-weighted assets                       83,192.0         80,838.6        80,586.4           75,320.5          74,729.5
Risk-based ratios:
  Tier 1 capital                               8.38 %           8.37 %          8.17               8.34 %            8.10  %
  Total capital                               12.67            12.79           12.79              12.99             13.58
Tier 1 leverage ratio                          7.86             7.69            7.68               7.72              7.49
Total shareholders' equity to assets           8.79             8.93            8.78               8.77              9.34




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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Regulator's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. Beginning in the second quarter of 1998, forty-five percent of the unrealized gains on equity securities of The Coca-Cola Company were included in the calculation of Total capital. At June 30, 1999, SunTrust's Tier 1 capital, total capital and Tier 1 leverage ratios were 8.38%, 12.67% and 7.86%, respectively. SunTrust is committed to maintaining well-capitalized banks.

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

SunTrust estimates that the total pre-tax cost of one-time expenses associated with Year 2000 will approximate $82 million. These expenses are being recognized as they are incurred. Through June 30, 1999, SunTrust recognized $73.9 million, or 90%, of the total projected expense. Of this amount, $9.1 million was incurred in the second quarter of 1999 and $20.3 million was incurred in the six months ended June 30, 1999. Management does not believe that future Year 2000 expenses will have a material effect on the results of operations or financial condition of SunTrust.

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

FINANCIAL HIGHLIGHTS - BANKING SUBSIDIARIES                             TABLE 10
(Dollars in millions)


                                                   SunTrust Banks                  SunTrust Banks
                                                  of Florida, Inc.                of Georgia, Inc.
                                             ----------------------------   -----------------------------
                                                1999            1998            1999            1998
                                             ------------   -------------   -------------   -------------

SUMMARY OF OPERATIONS (1)
Net interest income (FTE)                     $ 548.7         $ 515.2         $ 381.3         $ 347.9
Provision for loan losses                        19.6            18.1            11.6            11.6
Trust income                                     97.0            87.6            73.9            68.1
Other noninterest income                        183.7           164.6           128.9           109.0
Personnel expense                               195.3           184.3           121.8           120.4
Other noninterest expense                       264.8           241.1           188.5           164.7
Net income                                      219.5           200.6           170.0           148.4

SELECTED AVERAGE BALANCES (1)
Total assets                                   29,725          27,493          25,647          22,569
Earning assets                                 27,866          25,892          20,865          17,652
Loans                                          20,991          19,723          17,020          14,669
Total deposits                                 20,294          18,964          13,624          11,478
Realized shareholders' equity                   2,467           2,195           1,760           1,584

AT JUNE 30
Total assets                                   30,565          27,682          26,031          24,190
Earning assets                                 28,758          25,928          21,240          18,148
Loans                                          21,538          19,863          17,172          14,958
Allowance for loan losses                         312             387             202             204
Total deposits                                 20,302          19,271          15,323          11,856
Realized shareholders' equity                   2,517           2,290           1,831           1,768
Total shareholders' equity                      2,481           2,308           3,672           4,333

CREDIT QUALITY
Net loan charge-offs (1)                         17.2            10.9            12.9             8.3
Nonperforming loans (2)                          98.1            88.0            56.5            36.7
Other real estate owned (2)                      10.9            10.0             1.3             2.5

RATIOS
ROA (3)                                          1.49  %         1.47  %         1.53  %         1.57  %
ROE (3)                                         17.94           18.43           19.48           18.89
Net interest margin (3)                          3.97            4.01            3.69            3.97
Efficiency ratio (3)                            55.48           55.43           53.13           54.30
Total shareholder's equity/assets (2)            8.12            8.34           14.11           17.91
Net loan charge-offs to average loans (3)        0.17            0.11            0.16            0.12
Nonperforming loans to total loans (2)           0.47            0.45            0.33            0.25
Nonperforming assets to total loans plus
  other real estate owned (2)                    0.52            0.50            0.34            0.27
Allowance to loans (2)                           1.48            1.99            1.19            1.39
Allowance to nonperforming loans (2)            317.6           439.5           357.9           557.3




                                                       SunTrust Banks                 Crestar Financial
                                                     of Tennessee, Inc.                  Corporation
                                                 ----------------------------    -----------------------------
                                                    1999            1998            1999             1998
                                                 ------------    ------------    ------------    -------------

SUMMARY OF OPERATIONS (1)
Net interest income (FTE)                         $ 153.9         $ 148.6         $ 499.0          $ 475.9
Provision for loan losses                             5.3             3.7            26.5             44.9
Trust income                                         23.7            22.4            45.8             41.1
Other noninterest income                             52.0            47.2           238.4            225.5
Personnel expense                                    57.3            57.5           245.5            226.4
Other noninterest expense                            71.6            67.1           208.9            199.6
Net income                                           58.7            55.6           194.4            170.5

SELECTED AVERAGE BALANCES (1)
Total assets                                        8,708           8,023          26,733           24,469
Earning assets                                      8,370           7,692          24,625           22,642
Loans                                               6,576           6,053          19,805           17,407
Total deposits                                      6,213           6,036          17,287           16,810
Realized shareholders' equity                         692             635           2,360            2,087

AT JUNE 30
Total assets                                        8,943           8,328          26,558           25,989
Earning assets                                      8,621           7,934          24,539           23,795
Loans                                               6,810           6,185          19,776           18,136
Allowance for loan losses                              97             110             270              246
Total deposits                                      6,250           5,861          18,593           17,894
Realized shareholders' equity                         714             652           2,474            2,189
Total shareholders' equity                            704             660           2,418            2,196

CREDIT QUALITY
Net loan charge-offs (1)                              1.0             3.5            23.5             46.8
Nonperforming loans (2)                              10.9            11.6            72.6             59.8
Other real estate owned (2)                           2.6            14.2            13.4             16.7

RATIOS
ROA (3)                                              1.36   %        1.40  %         1.47   %         1.41 %
ROE (3)                                             17.12           17.65           16.61            16.47
Net interest margin (3)                              3.71            3.90            4.09             4.24
Efficiency ratio (3)                                56.13           57.08           58.03            57.37
Total shareholder's equity/assets (2)                7.87            7.92            9.10             8.45
Net loan charge-offs to average loans (3)            0.03            0.12            0.24             0.54
Nonperforming loans to total loans (2)               0.16            0.19            0.38             0.33
Nonperforming assets to total loans plus
  other real estate owned (2)                        0.20            0.43            0.45             0.42
Allowance to loans (2)                               1.45            1.82            1.41             1.36
Allowance to nonperforming loans (2)                886.1           949.3           371.9            411.8


(1) For the six month period ended june 30.
(2) At june 30.
(3) Annualized for the first six months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K
         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of August, 1999.

                              SUNTRUST BANKS, INC.
                              --------------------
                                  (Registrant)



                               /s/ W.P. O'Halloran
                              ---------------------
                              William P. O'Halloran
                      Senior Vice President and Controller
                           (Chief Accounting Officer)