Form 10-Q
period 1999-09-30
SUNTRUST BANKS INC
filed 1999-11-12
CIK 750556

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                -------------------------------------------------
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

                               Yes __X__ No _____

At October 31, 1999, 319,965,081 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

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



                         PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year 1999.


                                                 Consolidated Statements of Income
                                                 ---------------------------------

                                                                        Three Months                         Nine Months
                                                                     Ended September 30                  Ended September 30
                                                             -----------------------------------   --------------------------------
(Dollars in thousands except per share data)(Unaudited)           1999               1998              1999              1998
                                                             ----------------   ----------------   --------------    --------------
Interest Income
  Interest and fees on loans                                 $     1,236,018    $     1,187,684    $   3,638,730     $   3,527,616
  Interest and dividends on securities available for sale
    Taxable interest                                                 225,120            190,260          630,716           570,148
    Tax-exempt interest                                                7,622              8,946           23,429            27,318
    Dividends (1)                                                     16,580             14,760           48,122            42,296
  Interest on funds sold                                              17,928             14,496           49,931            54,688
  Interest on deposits in other banks                                    448              1,578            2,340             4,395
  Other interest                                                       2,726              1,877            7,680             6,501
                                                             ----------------   ----------------   --------------    --------------
      Total interest income                                        1,506,442          1,419,601        4,400,948         4,232,962
                                                             ----------------   ----------------   --------------    --------------
Interest Expense
  Interest on deposits                                               413,039            417,279        1,198,805         1,243,705
  Interest on funds purchased                                        188,651            160,583          530,339           461,823
  Interest on other short-term borrowings                             21,373             31,648           58,458           102,290
  Interest on long-term debt                                          88,399             88,665          263,746           249,451
                                                             ----------------   ----------------   --------------    --------------
      Total interest expense                                         711,462            698,175        2,051,348         2,057,269
                                                             ----------------   ----------------   --------------    --------------
Net Interest Income                                                  794,980            721,426        2,349,600         2,175,693
Provision for loan losses                                             46,517             40,490          137,334           147,452
                                                             ----------------   ----------------   --------------    --------------
Net interest income after provision for loan losses                  748,463            680,936        2,212,266         2,028,241
                                                             ----------------   ----------------   --------------    --------------
Noninterest Income
  Trust income                                                       126,376            112,948          378,981           342,445
  Service charges on deposit accounts                                111,644            102,548          324,825           295,392
  Other charges and fees                                              48,976             45,475          144,886           133,475
  Credit card fees                                                    29,143             20,102           80,492            63,786
  Mortgage production related income                                  26,697             64,818          127,861           183,839
  Mortgage servicing related income                                   11,935             17,446           53,656            46,211
  Retail investment services                                          23,854             16,020           73,370            49,354
  Corporate and institutional investment services                     13,174             13,803           48,164            35,564
  Trading account profits and commissions                              6,181              8,267           28,207            32,884
  Securities (losses) gains                                            2,534               (871)           5,681             7,156
  Other noninterest income                                            46,081             59,549           94,732            89,949
                                                             ----------------   ----------------   --------------    --------------
      Total noninterest income                                       446,595            460,105        1,360,855         1,280,055
                                                             ----------------   ----------------   --------------    --------------
Noninterest Expense
  Salaries and other compensation                                    369,355            378,983        1,141,551         1,057,630
  Employee benefits                                                   39,707             45,721          135,625           142,646
  Net occupancy expense                                               49,796             49,150          147,402           142,441
  Equipment expense                                                   48,039             45,450          143,127           133,568
  Outside processing and software                                     36,942             32,985          110,465           100,747
  Marketing and customer development                                  24,685             22,647           70,350            72,361
  Amortization of intangible assets                                    9,115             27,975           59,726            76,488
  Merger-related expenses                                              7,116                  -           38,507                 -
  Other noninterest expense                                          107,556            130,054          338,761           355,566
                                                             ----------------   ----------------   --------------    --------------
      Total noninterest expense                                      692,311            732,965        2,185,514         2,081,447
                                                             ----------------   ----------------   --------------    --------------
Income before provision for income taxes                             502,747            408,076        1,387,607         1,226,849
Provision for income taxes                                           181,341            131,316          490,801           413,727
                                                             ================   ================   ==============    ==============
      Net Income                                             $       321,406    $       276,760    $     896,806     $     813,122
                                                             ================   ================   ==============    ==============

Average common  shares - diluted                                 322,222,668        317,919,790      322,344,492       319,297,337
Average common shares - basic                                    318,238,977        313,571,745      318,215,354       314,741,821
Net income per average common share - diluted                $          1.00    $          0.87    $        2.78     $        2.55
Net income per average common share - basic                             1.01               0.88             2.82              2.58
Dividends declared per common share                                    0.345              0.250            1.035             0.750
(1) Includes dividends on common stock of
      The Coca-Cola Company                                            7,723              7,240           23,168            21,720

See notes to consolidated financial statements

                                                    Consolidated Balance Sheets
                                                    ---------------------------



                                                                              September 30        December 31        September 30
(Dollars in thousands) (Unaudited)                                                1999                1998               1998
                                                                             ----------------    ---------------    ----------------
Assets
  Cash and due from banks                                                    $     3,573,746     $    4,289,889     $     3,084,950
  Trading account                                                                    164,820            239,665             209,490
  Securities available for sale (1)                                               18,123,340         17,559,043          15,966,755
  Funds sold                                                                       1,467,617          1,786,945           1,957,827

  Loans                                                                           65,566,870         65,089,201          61,325,137
  Allowance for loan losses                                                         (947,239)          (944,557)           (928,454)
                                                                             ----------------    ---------------    ----------------
      Net loans                                                                   64,619,631         64,144,644          60,396,683

  Premises and equipment                                                           1,632,184          1,519,711           1,498,386
  Intangible assets                                                                  831,478            797,045             763,041
  Customers' acceptance liability                                                    361,114            628,235             405,681
  Other assets                                                                     1,981,472          2,204,755           2,173,831
                                                                             ----------------    ---------------    ----------------
      Total assets                                                           $    92,755,402     $   93,169,932     $    86,456,644
                                                                             ================    ===============    ================

Liabilities and Shareholders' Equity
  Noninterest-bearing deposits                                               $    13,128,979     $   14,065,720     $    11,881,443
  Interest-bearing deposits                                                       45,515,083         44,967,563          41,663,147
                                                                             ----------------    ---------------    ----------------
      Total deposits                                                              58,644,062         59,033,283          53,544,590
  Funds purchased                                                                 15,136,501         13,295,833          13,372,331
  Other short-term borrowings                                                      1,403,607          2,636,986           2,322,424
  Long-term debt                                                                   5,275,178          4,757,869           4,684,298
  Guaranteed preferred beneficial interests in debentures                          1,050,000          1,050,000           1,050,000
  Acceptances outstanding                                                            361,114            628,235             405,681
  Other liabilities                                                                3,046,860          3,589,082           3,492,991
                                                                             ----------------    ---------------    ----------------
      Total liabilities                                                           84,917,322         84,991,288          78,872,315
                                                                             ----------------    ---------------    ----------------

  Preferred stock, no par value; 50,000,000 shares authorized; none issued                 -                  -                   -
  Common stock, $1.00 par value                                                      323,171            322,485             321,246
  Additional paid in capital                                                       1,306,910          1,293,011           1,248,542
  Retained earnings                                                                5,140,985          4,575,382           4,507,556
  Treasury stock and other                                                          (214,379)          (100,441)           (317,287)
                                                                             ----------------    ---------------    ----------------
      Realized shareholders' equity                                                6,556,687          6,090,437           5,760,057
  Accumulated other comprehensive income                                           1,281,393          2,088,207           1,824,272
                                                                             ----------------    ---------------    ----------------
      Total shareholders' equity                                                   7,838,080          8,178,644           7,584,329
                                                                             ----------------    ---------------    ----------------
      Total liabilities and shareholders' equity                             $    92,755,402     $   93,169,932     $    86,456,644
                                                                             ================    ===============    ================

Common shares outstanding                                                        319,889,489        321,124,134         317,069,442
Common shares authorized                                                         500,000,000        500,000,000         500,000,000
Treasury shares of common stock                                                    3,281,942          1,360,928           4,176,201

(1) Includes net unrealized gains on securities available for sale           $     2,072,970     $    3,379,725     $     2,954,329


See notes to consolidated financial statements

                                     Consolidated Statements of Cash Flows
                                     -------------------------------------


                                                                                      Nine Months
                                                                                   Ended September 30
                                                                         ---------------------------------------
(Dollars in thousands) (Unaudited)                                              1999                 1998
                                                                         -------------------    ----------------
Cash flows from operating activities:
  Net income                                                             $          896,806     $       813,122
  Adjustments to reconcile net income to net cash
   provided by  (used in) operating activities:
      Depreciation, amortization and accretion                                      193,561             209,694
      Provisions for loan losses and foreclosed property                            140,574             148,317
      Amortization of compensation element of restricted stock                       11,699               9,566
      Securities gains                                                               (5,681)             (7,156)
      Net (gain) loss on sales of non-interest earning assets                       (25,251)              6,208
      Net decrease (increase) in loans held for sale                              2,169,046          (1,080,512)
      Net decrease (increase) in accrued interest receivable,
        prepaid expenses and other assets                                            53,033          (1,179,832)
      Net (decrease) increase in accrued interest payable,
        accrued expenses and other liabilities                                      (42,281)            452,580
                                                                         -------------------    ----------------
        Net cash provided by (used in) operating activities                       3,391,506            (628,013)
                                                                         -------------------    ----------------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                       3,383,067           3,049,312
  Proceeds from sales of securities available for sale                            3,180,276           4,474,782
  Purchases of securities available for sale                                     (8,429,871)         (7,650,567)
  Net increase in loans                                                          (2,731,796)         (3,584,880)
  Capital expenditures                                                             (208,936)           (176,951)
  Proceeds from the sale of assets                                                   36,206             243,629
  Net funds received in acquisitions                                                      -              13,420
  Loan recoveries                                                                    50,955              55,312
                                                                         -------------------    ----------------
    Net cash used in investing activities                                        (4,720,099)         (3,575,943)
                                                                         -------------------    ----------------

Cash flows from financing activities:
  Net decrease in deposits                                                         (389,221)         (1,036,194)
  Net increase in funds purchased
   and other short-term borrowings                                                  607,289           2,433,241
  Proceeds from the issuance of long-term debt                                    1,100,961           2,090,333
  Repayment of long-term debt                                                      (583,652)           (366,393)
  Proceeds from stock issuance                                                       17,980              82,037
  Proceeds used in the acquisition of stock                                        (128,508)           (304,103)
  Restricted stock activity                                                            (524)
  Dividends paid                                                                   (331,203)           (262,385)
                                                                         -------------------    ----------------
    Net cash provided by financing activities                                       293,122           2,636,536
                                                                         -------------------    ----------------
Net decrease in cash and cash equivalents                                        (1,035,471)         (1,567,420)
Cash and cash equivalents at beginning of period                                  6,076,834           6,610,197
                                                                         -------------------    ----------------
Cash and cash equivalents at end of period                               $        5,041,363     $     5,042,777
                                                                         ===================    ================

Supplemental Disclosure
Interest paid                                                            $        2,081,129     $     2,013,232
Income taxes paid                                                                   300,259             270,064


See notes to consolidated financial statements


                                              Consolidated Statements of Shareholders' Equity
                                              -----------------------------------------------




                                                                                                       Accumulated
                                                           Additional                     Treasury        Other
                                               Common        Paid in        Retained      Stock and   Comprehensive
(Dollars in thousands) (Unaudited)             Stock         Capital        Earnings       Other*         Income          Total
                                            ----------------------------------------------------------------------------------------
Balance, January 1, 1998                        $318,571     $ 1,087,511    $3,967,359     $(109,503)    $2,048,153     $ 7,312,091
Net income                                             -               -       813,122             -              -         813,122
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                            -               -             -             -       (223,881)       (223,881)
                                                                                                                     ---------------
Total comprehensive income                             -               -             -             -              -         589,241
Cash dividends declared, $0.750 per share              -               -      (262,385)            -              -        (262,385)
Exercise of stock options                            399          (7,654)            -        20,665              -          13,410
Acquisition and retirement of stock                 (190)              -       (10,540)     (293,373)             -        (304,103)
Restricted stock activity                              -           1,582             -        (1,582)             -               -
Amortization of compensation element
   of restricted stock                                 -               -             -         9,566              -           9,566
Stock issued for acquisitions                      1,500         109,268             -        47,114              -         157,882
Issuance of stock for employee benefit plans         966          57,835             -         9,826              -          68,627
                                            ----------------------------------------------------------------------------------------
Balance, September 30, 1998                     $321,246     $ 1,248,542    $4,507,556     $(317,287)    $1,824,272     $ 7,584,329
                                            ========================================================================================


Balance, January 1, 1999                        $322,485     $ 1,293,011    $4,575,382     $(100,441)    $2,088,207     $ 8,178,644
Net income                                             -               -       896,806             -              -         896,806
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                            -               -             -             -       (806,814)       (806,814)
                                                                                                                     ---------------
Total comprehensive income                             -               -             -             -              -          89,992
Cash dividends declared, $1.035 per share              -               -      (331,203)            -              -        (331,203)
Exercise of stock options                            575           6,483             -         2,552              -           9,610
Acquisition of treasury stock                          -               -             -      (128,508)             -        (128,508)
Restricted stock activity                             10             706             -        (1,240)             -            (524)
Amortization of compensation element
   of restricted stock                                 -               -             -        11,699              -          11,699
Issuance of stock for employee benefit plans         101           6,710             -         1,559              -           8,370
                                            ----------------------------------------------------------------------------------------
Balance, September 30, 1999                     $323,171     $ 1,306,910    $5,140,985     $(214,379)    $1,281,393     $ 7,838,080
                                            ========================================================================================


* Balance at September 30, 1998 includes $247,585 for Treasury Stock and $69,702 for Deferred Compensation.
  Balance at September 30, 1999 includes $153,980 for Treasury Stock and $60,399 for Deferred Compensation.

See notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             -----------------------------------------------------

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

NOTE 2 - ACQUISITIONS
On December 31, 1998, SunTrust merged with Crestar Financial Corporation (Crestar). Each outstanding share of Crestar common stock was exchanged for 0.96 shares of SunTrust common stock, resulting in the issuance of 108,696,877 shares of SunTrust common stock. The business combination was accounted for using the pooling-of-interests method of accounting. Accordingly, all historical financial information of SunTrust for all periods presented has been restated to include Crestar's financial information. Certain conforming adjustments and reclassifications have been made to Crestar's historical information to conform to SunTrust's accounting and financial reporting policies. These adjustments, which relate primarily to the accounting policies with respect to loan origination costs, did not have a material impact on the combined financial statements. During 1998, SunTrust recorded $161.9 million in pre-tax Crestar merger-related charges. The following table shows these merger-related charges and the remaining liability at September 30, 1999.



Merger-Related Charges                                           Utilized           Balance          Utilized         Balance
(In thousands)                                        Pretax      In 1998      December 31, 1998      In 1999    September 30, 1999
                                                   -----------  ------------ ---------------------- ----------- --------------------
Transaction costs                                  $     40,300  $    6,858       $         33,442   $  33,442                    -
Severance and termination accruals                       38,900           -                 38,900      24,640      $        14,260
Adjustment to deferred compensation liabilities          11,319      11,319                      -           -                    -
Litigation loss reserve                                   7,500       7,500                      -           -                    -
Write-off of unrealizable assets                         17,400      17,400                      -           -                    -
Miscellaneous integration costs                           4,000       1,296                  2,704       2,704                    -
                                                   ------------ -------------- ---------------------- ----------- ------------------
Merger-related expenses                                 119,419      44,373                 75,046      60,786               14,260
                                                   ------------ -------------- ---------------------- ----------- ------------------
Provision for loan losses                                20,000      20,000                    -             -                    -
Provision for taxes                                      22,500      22,500                    -             -                    -
                                                   ------------ ------------- ---------------------- ----------- -------------------
Total merger-related charges                       $    161,919  $   86,873       $         75,046   $  60,786      $        14,260
                                                   ============ ============= ====================== =========== ===================


At December 31, 1998, SunTrust expected to record approximately $88 million in additional merger-related charges primarily related to systems conversions and business line integration over the next 18 to 24 months. For the first nine months of 1999, $38.5 million ($27.6 million after-tax) of these additional merger-related charges were recorded. These charges included $12.4 million in accelerated depreciation and amortization based upon estimates of systems integration time tables, $11.6 million in severance and $14.5 million in miscellaneous integration costs. SunTrust expects to record additional merger-related charges of approximately $49.5 million through the year 2000.

      ------------------------------------------------------------------

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS
SunTrust uses derivatives to hedge interest rate exposures by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used as hedges are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. In June of 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 for a year or for all fiscal years beginning after June 15, 2000. SunTrust will adopt SFAS No. 133 effective January 1, 2001 and although SunTrust has begun an in-depth analysis to determine the effects of the implementation, currently it is not expected to have a material impact on SunTrust's financial position or results of operations.

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

       ------------------------------------------------------------------

NOTE 5 - COMPREHENSIVE INCOME
Under Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", some transactions and other economic events that bypass the income statement must be displayed as other comprehensive income. SunTrust's comprehensive income consists of net income and unrealized gains and losses on securities available-for-sale, net of income taxes.

Comprehensive income for the nine months of 1999 and 1998 is calculated as follows: (In thousands)



                                                                         Before             Income            Net of
                                                                       Income Tax        Tax (Benefit)     Income Tax
                                                                       ----------        -------------     ----------
Unrealized gains and losses (net) recognized in
  other comprehensive income:
      Nine months ended September 30, 1999                             $ (1,306,755)     $   (499,941)     $   (806,814)
      Nine months ended September 30, 1998                             $   (366,614)     $   (142,733)     $   (223,881)



                                                                          1999               1998
                                                                          ----               ----
Amounts reported in net income:
   Gain on sale of securities                                             $     5,681       $     7,156
   Amortization and accretion, net                                              1,616             2,853
                                                                    ------------------  ----------------
   Reclassification adjustment                                                  7,297            10,009
   Income tax expense                                                          (2,792)           (3,897)
                                                                    ------------------  ----------------
   Reclassification adjustment, net of tax                                $     4,505       $     6,112
                                                                    ==================  ================
Amounts reported in other comprehensive income:
   Unrealized (losses) gains arising during period, net of tax               (802,309)         (217,769)
   Reclassification adjustment, net of tax                                     (4,505)           (6,112)
                                                                    ------------------  ----------------
      Net unrealized (losses) gains recognized in
         other comprehensive income                                          (806,814)         (223,881)
Net income                                                                    896,806           813,122
                                                                    ------------------  ----------------
Total comprehensive income                                                   $ 89,992         $ 589,241
                                                                    ==================  ================

        ------------------------------------------------------------------

NOTE 6 - EARNINGS PER SHARE RECONCILIATION
Net income is the same in the calculation of basic and diluted EPS. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the periods ended September 30, 1999 and September 30, 1998 is included in the following table.

                                        Computation of Per Share Earnings
                                      (In thousands, except per share data)

                                                           Three Months                            Nine Months
                                                        Ended September 30                      Ended September 30
                                               -------------------------------------   -----------------------------------
                                                     1999                1998               1999                1998
                                               -----------------    ----------------   ---------------    ----------------
Basic
-----

Net income                                     $        321,406     $       276,760    $      896,806     $       813,122
                                               -----------------    ----------------   ---------------    -----------------

Average common shares                                   318,239             313,572           318,215              314,742
                                               -----------------    ----------------   ---------------    -----------------

Earnings per common share - basic                        $ 1.01              $ 0.88            $ 2.82               $ 2.58
                                               =================    ================   ===============    =================

Diluted
-------

Net income                                     $        321,406     $       276,760    $      896,806     $        813,122
                                               -----------------    ----------------   ---------------    -----------------

Average common shares outstanding                       318,239             313,572           318,215              314,742
Effect of dilutive securities:
     Stock options                                        2,274               2,746             2,460                2,927
     Performance restricted stock                         1,710               1,602             1,669                1,628
                                               -----------------    ----------------   ---------------    -----------------
Average diluted common shares                           322,223             317,920           322,344              319,297
                                               -----------------    ----------------   ---------------    -----------------

Earnings per common share - diluted            $           1.00     $          0.87    $         2.78     $           2.55
                                               =================    ================   ===============    =================





        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
        ------------------------------------------------------------------

NOTE 7 - SEGMENT REPORTING
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires disclosure of information related to SunTrust's reportable operating segments. The reportable segments were determined based on management's internal reporting approach, which is aligned along geographic regions. The reportable segments are comprised of each of the state bank holding companies of Florida, Georgia, Tennessee, and Crestar (which includes Virginia, Maryland and the District of Columbia). Each bank holding company provides a wide array of banking services to consumer and commercial customers and earns interest income from loans made to customers and investments in securities available for sale. Each bank holding company also recognizes fees related to trust, deposit, lending and other services provided to customers. The "all other" segment consists primarily of SunTrust's non-bank subsidiaries, including SunTrust's credit card bank. Most of the revenue earned by the non-bank subsidiaries is classified in noninterest income and consists primarily of retail, corporate, and institutional investment income. No transactions with a single customer contributed 10% or more to SunTrust's total revenue. The accounting policies for each segment are the same as those used by SunTrust. The segment results include overhead allocations and intercompany transactions that were recorded at estimated market prices. All intercompany transactions have been eliminated to determine the consolidated balances. The results for the four reportable segments and all other segments of SunTrust are included in the following table.



                                                                        Nine Months Ended September 30, 1999
                                    ------------------------------------------------------------------------------------------------
(In thousands)                       Florida        Georgia     Tennessee      Crestar      All Other   Eliminations   Consolidated
                                    ------------------------------------------------------------------------------------------------

Total interest income               $ 1,476,235    $1,097,295  $   440,972   $  1,344,404 $    338,263  $    (296,221) $  4,400,948
Total interest expense                  657,139       520,870      212,291        607,291      349,978       (296,221)    2,051,348
                                    ------------------------------------------------------------------------------------------------
Net interest income                     819,096       576,425      228,681        737,113      (11,715)             -     2,349,600
Provision for loan losses                29,303        18,081        6,532         42,003       41,415              -       137,334
                                    ------------------------------------------------------------------------------------------------
Net interest income after provision     789,793       558,344      222,149        695,110      (53,130)             -     2,212,266
                                    ------------------------------------------------------------------------------------------------
Total noninterest income                422,836       304,362      113,918        410,520      845,865       (736,646)    1,360,855
Total noninterest expense               689,221       467,891      195,108        655,859      914,081       (736,646)    2,185,514
                                    ------------------------------------------------------------------------------------------------
Income before taxes                     523,408       394,815      140,959        449,771     (121,346)             -     1,387,607
Provision for income taxes              189,562       135,468       51,732        155,022      (40,983)             -       490,801
                                    ------------------------------------------------------------------------------------------------
Net income                          $   333,846    $  259,347  $    89,227    $   294,749 $    (80,363)  $          -   $   896,806
                                    ================================================================================================

Other Significant Items
Total assets                        $31,077,941   $26,058,374  $ 9,003,213    $26,208,190 $ 17,914,377   $(17,506,693)  $92,755,402
Investment in subsidiaries            2,553,942     3,406,409      731,669      2,469,867      385,866     (9,547,753)            -
Depreciation, amortization, and
 accretion (net)                         55,533        30,705       15,137         66,674       25,512              -       193,561
Total expenditures for long-lived
  assets                                 59,553        13,195        6,641         34,485       95,062              -       208,936

Revenues from external customers
Total interest income                $1,394,293    $1,036,187  $   431,230    $ 1,329,284 $    209,954   $          -   $ 4,400,948
Total noninterest income                357,158       251,052       91,437        409,477      251,731              -     1,360,855
                                    ------------------------------------------------------------------------------------------------
Total income                         $1,751,451    $1,287,239  $   522,667    $ 1,738,761 $    461,685   $          -   $ 5,761,803
                                    ================================================================================================
Revenues from affiliates
Total interest income                $   81,942    $   61,108  $     9,742    $    15,120 $    128,309   $   (296,221)
Total noninterest income                 65,678        53,310       22,481          1,043      594,134       (736,646)
                                    ------------------------------------------------------------------------------------------------
Total income                         $  147,620    $  114,418  $    32,223    $    16,163 $    722,443   $ (1,032,867)
                                    ================================================================================================

                                                       Nine Months Ended September 30, 1998
                           ------------------------------------------------------------------------------------------------------
 (In thousands)             Florida        Georgia            Tennessee      Crestar       All Other    Eliminations  Consolidated
                           ------------------------------------------------------------------------------------------------------
Total interest income        $ 1,446,024   $ 1,003,942     $ 432,708    $ 1,315,342     $ 337,666  $     (302,720)   $ 4,232,962
Total interest expense           682,194       481,887       214,013        621,929       359,966        (302,720)     2,057,269
                           ------------------------------------------------------------------------------------------------------
Net interest income              763,830       522,055       218,695        693,413       (22,300)              -      2,175,693
Provision for loan losses         27,604        17,626         5,662         53,986        42,574               -        147,452
                           ------------------------------------------------------------------------------------------------------
Net interest income after
provision                        736,226       504,429       213,033        639,427       (64,874)              -      2,028,241
                           ------------------------------------------------------------------------------------------------------
Total noninterest income         377,206       269,335       104,599        439,276       727,427        (637,788)     1,280,055
Total noninterest expense        637,366       433,017       187,734        676,371       784,747        (637,788)     2,081,447
                           ------------------------------------------------------------------------------------------------------
Income before taxes              476,066       340,747       129,898        402,332      (122,194)              -      1,226,849
Provision for income taxes       174,217       114,592        46,723        143,926       (65,731)              -        413,727
                           ------------------------------------------------------------------------------------------------------
Net income                  $    301,849  $    226,155   $    83,175   $    258,406  $    (56,463)  $           -   $    813,122
                           ======================================================================================================

Other significant Items
Total assets                $ 28,020,646  $ 23,687,334   $ 8,318,580   $ 25,615,081  $ 15,923,136   $ (15,108,133)  $ 86,456,644
Investment in subsidiaries     2,414,304     3,646,491       683,895      2,299,979       379,516      (9,424,185)             -
Depreciation, amortization,
 and accretion (net)              73,140        37,348        18,928         76,604         3,674               -        209,694
Total expenditures for
 long-lived assets                64,519        19,808         6,453         41,458        44,713               -        176,951

Revenues from external
   customers
Total interest income        $ 1,338,478   $   949,242     $ 422,112    $ 1,315,342     $ 207,788   $           -    $ 4,232,962
Total noninterest income         313,858       220,540        83,503        439,276       222,878               -      1,280,055
                           ------------------------------------------------------------------------------------------------------
Total income                 $ 1,652,336   $ 1,169,782     $ 505,615    $ 1,754,618     $ 430,666   $          -    $ 5,513,017
                           ======================================================================================================

Revenues from affiliates
Total interest income        $   107,546   $    54,700     $  10,596    $         -     $ 129,878   $    (302,720)
Total noninterest income          63,348        48,795        21,096              -       504,549        (637,788)
                           ---------------------------------------------------------------------------------------
 Total income                $   170,894   $   103,495     $  31,692    $         -     $ 634,427   $    (940,508)
                           =======================================================================================


NOTE 8 - SUBSEQUENT EVENT

On October 15, 1999, the Company announced an agreement to sell approximately $1.4 billion of the consumer credit card portfolio to MBNA America Bank, N.A. The sale is expected to result in a gain of approximately $205 million on an after-tax basis. The transaction is expected to close in the fourth quarter of 1999. The business, corporate and purchasing card portfolios were not part of the sale and will continue to be maintained by SunTrust as will the merchant services line of business.


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

The following analysis of the financial performance of SunTrust for the third quarter of 1999 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

In the third quarter of 1999, SunTrust announced it will consolidate its 26 separate bank charters into a single state charter effective January 1, 2000.

The results of operations for the nine months ended September 30, 1999 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record operating earnings of $325.9 million and $924.3 million for the third quarter and first nine months of 1999, an increase of 17.8% and 13.7% compared with $276.7 million and $813.1 million in the same periods of 1998 (excluding after-tax charges related to the Crestar merger of $4.5 million for the third quarter and $27.5 for the first nine months of 1999). Diluted earnings per share, adjusted for merger charges, grew 16.1% to $1.01 and 12.6% to $2.87 from $0.87 and $2.55 in the same periods last year. Reported net income was $321.4 million, or $1.00 per diluted share for the third quarter and $896.8 million, or $2.78 per diluted share for the first nine months of 1999. The growth in net income resulted from strong loan demand compared to the same period last year.



Selected Quarterly Financial Data                                                                                     Table 1
(Dollars in millions except per share data)                                      Quarters
                                              --------------------------------------------------------------------------------
                                                                    1999                                    1998
                                              -----------------------------------------------    -----------------------------
                                                    3                2               1                4               3
                                              --------------   --------------   -------------    -------------  --------------
Summary of Operations
Interest and dividend income                  $     1,506.4    $     1,452.5    $    1,442.0    $     1,443.0   $     1,419.5
Interest expense                                      711.4            667.8           672.2            689.5           698.2
                                              --------------   --------------   -------------   --------------  --------------
Net interest income                                   795.0            784.7           769.8            753.5           721.3
Provision for loan losses                              46.5             48.8            42.0             67.1            40.5
                                              --------------   --------------   -------------   --------------  --------------
Net interest income after
  provision for loan losses                           748.5            735.9           727.8            686.4           680.8
Noninterest income                                    446.6            469.3           444.9            436.1           460.1
Noninterest expense                                   692.3            752.3           740.9            851.0           732.9
                                              --------------   --------------   -------------   --------------  --------------
Income before provision
  for income taxes                                    502.8            452.9           431.8            271.5           408.0
Provision for income taxes                            181.4            159.2           150.1            113.6           131.3
                                              --------------   --------------   -------------   --------------  --------------
Net income                                    $       321.4    $       293.7    $      281.7    $       157.9   $       276.7
                                              ==============   ==============   =============   ==============  ==============
Net interest income (taxable-equivalent)      $       805.4    $       795.4    $      780.7    $       764.6   $       732.4

Per common share
Net income - diluted                          $        1.00    $        0.91    $       0.87    $        0.49   $        0.87
Net income - basic                                     1.01             0.92            0.89             0.50            0.88
Dividends declared                                    0.345            0.345           0.345            0.250           0.250
Book value                                            24.50            25.47           25.32            25.47           23.92
Market price
   High                                               70.88            73.00           79.44            80.63           87.75
   Low                                                61.56            63.06           60.44            55.06           54.00
   Close                                              65.75            69.44           62.25            76.50           62.00

Selected Average Balances
Total assets                                  $    92,447.7    $    92,304.2    $   91,696.6     $   89,283.1   $    85,372.1
Earning assets                                     82,517.2         81,329.1        80,684.8         78,224.4        74,731.7
Loans                                              65,060.0         64,733.1        64,854.0         63,134.0        60,039.5
Total deposits                                     58,423.6         57,743.7        56,895.4         54,828.4        53,658.3
Realized shareholders' equity                       6,522.5          6,328.2         6,120.2          5,898.6         5,618.9
Total shareholders' equity                          8,210.7          8,322.5         8,146.9          7,947.6         7,990.8

Common shares - diluted (thousands)                 322,223          322,448         322,364          320,224         317,920
Common shares - basic (thousands)                   318,239          318,315         318,090          315,403         313,572

Financial Ratios
ROA*                                                   1.42  %          1.32  %         1.29  %          0.73  %         1.35  %
ROE*                                                  19.55            18.61           18.67            10.62           19.54
Net interest margin*                                   3.87             3.92            3.92             3.88            3.89




* ROA, ROE AND NET INTEREST MARGIN ARE CALCULATED EXCLUDING NET UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE BECAUSE THE NET UNREALIZED GAINS ARE NOT INCLUDED IN INCOME.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)


                                                                                Quarter Ended
                                        -------------------------------------------------------------------------------------------
                                                      September 30, 1999                                June 30, 1999
                                        -----------------------------------------------   -----------------------------------------
                                           Average            Income/         Yields/        Average        Income/      Yields/
                                           Balances           Expense          Rates        Balances        Expense       Rates
                                        ---------------  ------------------  ----------   --------------  ------------  -----------

Assets
Loans:(1)
  Taxable                                   $ 64,032.3           $ 1,223.5        7.58 %      $63,596.4      $1,187.7         7.49 %
  Tax-exempt(2)                                1,027.7                19.1        7.36          1,136.7          20.0         7.07
                                        -----------------------------------------------   -----------------------------------------
    Total loans                               65,060.0             1,242.6        7.58         64,733.1       1,207.7         7.48
Securities available for sale:
  Taxable                                     15,357.3               242.1        6.25         14,415.3         224.4         6.24
  Tax-exempt(2)                                  555.3                11.0        7.91            566.2          11.5         8.10
                                        -----------------------------------------------   -----------------------------------------
    Total securities available for sale       15,912.6               253.1        6.31         14,981.5         235.9         6.31
Funds sold                                     1,274.5                17.9        5.58          1,321.8          16.5         5.02
Other short-term investments(2)                  270.1                 3.2        4.71            292.7           3.1         4.26
                                        -----------------------------------------------   -----------------------------------------
    Total earning assets                      82,517.2             1,516.8        7.29         81,329.1       1,463.2         7.22
Allowance for loan losses                       (949.0)                                          (949.1)
Cash and due from banks                        3,505.4                                          3,599.7
Premises and equipment                         1,622.9                                          1,598.1
Other assets                                   3,014.3                                          3,502.5
Unrealized gains on securities
 available for sale                            2,736.9                                          3,223.9
                                        -----------------------------------------------   -----------------------------------------
    Total assets                            $ 92,447.7                                        $92,304.2
                                        ===============================================   =========================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                 $ 19,920.5             $ 132.0        2.63 %      $19,833.1       $ 126.5         2.56 %
  Savings                                      6,922.6                50.7        2.90          7,003.4          49.9         2.86
  Consumer time                                9,794.8               115.8        4.69          9,815.2         116.2         4.75
  Other time                                   8,931.5               114.5        5.08          8,186.0          99.1         4.86
                                        -----------------------------------------------   -----------------------------------------
    Total interest-bearing deposits           45,569.4               413.0        3.60         44,837.7         391.7         3.50
Funds purchased                               14,817.9               188.6        5.05         14,849.3         172.4         4.66
Other short-term borrowings                    1,632.3                21.4        5.19          1,448.1          16.8         4.65
Long-term debt                                 5,782.6                88.4        6.06          5,741.4          86.9         6.07
                                        -----------------------------------------------   -----------------------------------------
    Total interest-bearing liabilities        67,802.2               711.4        4.16         66,876.5         667.8         4.00
Noninterest-bearing deposits                  12,854.2                                         12,906.0
Other liabilities                              3,580.6                                          4,199.2
Realized shareholders' equity                  6,522.5                                          6,328.2
Accumulated other comprehensive income         1,688.2                                          1,994.3
                                        -----------------------------------------------   -----------------------------------------
    Total liabilities and shareholders'
     equity                                 $ 92,447.7                                        $92,304.2
                                        ===============================================   =========================================

Interest rate spread                                                              3.13 %                                      3.22 %
                                       -----------------------------------------------   -----------------------------------------

Net Interest Income                                                $ 805.4                                   $ 795.4
                                       -----------------------------------------------   -----------------------------------------

Net Interest Margin(3)                                                            3.87 %                                      3.92 %
                                       -----------------------------------------------   -----------------------------------------

(1) Interest income includes loan fees of $36.1, $34.7 and $30.3 in the quarters ended September 30 and June 30, 1999 and September 30, 1998 and $104.1 and $87.9 in the nine months ended September 30, 1999 and 1998. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.4, $10.7 and $11.1 in the quarters ended September 30 and June 30, 1999 and September 30, 1998 and $31.9 and $33.3 in the nine months ended September 30, 1999 and 1998.

NET INTEREST INCOME/MARGIN. SunTrust's net interest margin was 3.91% for the first nine months of 1999, a decrease of 9 basis points from the first nine months of 1998. The rate on earning assets declined 46 basis points to 7.27% and the rate on interest bearing liabilities decreased 43 basis points to 4.08% due to the decrease in rates on time deposits.


                                                                                                          Table 2


            Quarter Ended                                                         Nine Months Ended
-----------------------------------------------------------------------------------------------------------------------------------

           September 30, 1998                           September 30, 1999                            September 30, 1998
------------------------------------------   ------------------------------------------   -----------------------------------------
   Average         Income/       Yields/        Average         Income/       Yields/        Average        Income/       Yields/
   Balances        Expense        Rates         Balances        Expense        Rates        Balances        Expense        Rates
---------------  -------------  ----------   ---------------  -------------  ----------   --------------  -------------  ----------



     $58,997.5       $1,173.8        7.89 %      $ 63,767.1      $ 3,598.4        7.54 %      $57,920.7       $3,486.2        8.05%
       1,042.0           20.4        7.79           1,116.0           60.3        7.22          1,030.1           60.7        7.88
------------------------------------------   ------------------------------------------   -----------------------------------------
      60,039.5        1,194.2        7.89          64,883.1        3,658.7        7.54         58,950.8        3,546.9        8.04

      12,652.8          205.4        6.44          14,487.7          680.1        6.28         12,534.9          613.5        6.54
         627.9           13.0        8.22             565.0           34.0        8.05            641.8           40.0        8.32
------------------------------------------   ------------------------------------------   -----------------------------------------
      13,280.7          218.4        6.52          15,052.7          714.1        6.34         13,176.7          653.5        6.63
       1,084.3           14.5        5.30           1,280.2           49.9        5.21          1,310.5           54.7        5.58
         327.2            3.5        4.25             301.0           10.1        4.50            316.2           11.1        4.67
------------------------------------------   ------------------------------------------   -----------------------------------------
      74,731.7        1,430.6        7.60          81,517.0        4,432.8        7.27         73,754.2        4,266.2        7.73
        (931.1)                                      (949.3)                                     (935.5)
       3,194.6                                      3,564.3                                     3,208.0
       1,487.3                                      1,583.9                                     1,473.7
       3,045.8                                      3,359.6                                     3,098.6

       3,843.8                                      3,076.8                                     3,675.5
------------------------------------------   ------------------------------------------   -----------------------------------------
     $85,372.1                                   $ 92,152.3                                   $84,274.5
==========================================   ==========================================   =========================================



     $18,408.9        $ 136.2        2.94 %      $ 19,776.6        $ 385.7        2.61 %      $18,000.9        $ 393.0        2.92%
       6,613.5           55.4        3.32           6,961.8          151.2        2.90          6,622.8          164.7        3.33
      10,294.4          133.9        5.16           9,874.5          353.3        4.78         10,476.5          404.6        5.16
       6,665.0           91.7        5.46           8,336.3          308.6        4.95          6,728.7          281.4        5.59
------------------------------------------   ------------------------------------------   -----------------------------------------
      41,981.8          417.2        3.94          44,949.2        1,198.8        3.57         41,828.9        1,243.7        3.98
      11,875.2          160.6        5.36          14,817.7          530.3        4.79         11,490.2          461.8        5.37
       2,307.3           31.7        5.44           1,618.6           58.5        4.83          2,513.2          102.3        5.44
       5,565.7           88.7        6.32           5,770.4          263.7        6.11          5,207.3          249.5        6.40
------------------------------------------   ------------------------------------------   -----------------------------------------
      61,730.0          698.2        4.49          67,155.9        2,051.3        4.08         61,039.6        2,057.3        4.51
      11,676.5                                     12,744.0                                    11,524.7
       3,974.8                                      4,025.5                                     3,888.4
       5,618.9                                      6,325.1                                     5,554.7
       2,371.9                                      1,901.8                                     2,267.1
------------------------------------------   ------------------------------------------   -----------------------------------------
     $85,372.1                                   $ 92,152.3                                   $84,274.5
==========================================   ==========================================   =========================================

                                     3.11 %                                       3.19 %                                      3.22%
------------------------------------------   ------------------------------------------   -----------------------------------------

                      $ 732.4                                    $ 2,381.5                                    $2,208.9
------------------------------------------   ------------------------------------------   -----------------------------------------

                                     3.89 %                                       3.91 %                                      4.00%
------------------------------------------   ------------------------------------------   -----------------------------------------


(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position increased net interest income by $4.3, $5.8 and $1.0 in the quarters ended September 30 and June 30, 1999 and September 30, 1998 and increased net interest income by $15.0 and $4.3 in the nine months ended September 30, 1999 and September 30, 1998. Without these swaps, the net interest margin would have been 3.85%, 3.89%, and 3.88%, in the quarters ended September 30 and June 30, 1999, and September 30, 1998 and 3.88% and 4.00% in the nine months ended September 30, 1999 and September 30, 1998.

Interest income, which SunTrust was unable to recognize on nonperforming loans, had a negative impact of 1 basis point on the net interest margin in the first nine months of 1999 and had no impact on the net interest margin in the same period last year. Table 2 contains more detailed information concerning average balances and interest yields earned and rates paid.

SunTrust periodically evaluates the interest rate risk assumptions contained in the annual report. Management continues to believe that our sensitivity to interest rates is relatively neutral.

NONINTEREST INCOME. Noninterest income in the third quarter and first nine months of 1999, adjusted to exclude the effect of securities gains and losses, decreased $16.9 million, or 3.7% and increased 82.3 million, or 6.5%, from the comparable periods last year. Trust income, SunTrust's largest source of noninterest income, increased $13.4 million, or 11.9% and $36.5 million, or 10.7% over the same periods. Other income in the third quarter of 1999 includes a $6.8 million pre-tax gain on the sale of student loans. The second quarter of 1999 includes a $8.5 million pre-tax gain on the sale of student loans and the third quarter of 1998 includes a $54.0 million pre-tax gain on the sale of credit card loans.

During the third quarter of 1999, SunTrust began to record amortization expense for mortgage-servicing rights as a reduction in noninterest income, in conforming to industry practice. The $15.9 million of amortization expense recorded in the third quarter had previously been charged to noninterest expense.



Noninterest Income                                                                                                  Table 3
(In millions)
                                                                                    Quarters
                                                      ----------------------------------------------------------------------
                                                                          1999                               1998
                                                      ------------------------------------------   -------------------------
                                                           3               2             1             4             3
                                                      -------------    ----------    -----------   -----------   -----------
Trust income                                               $ 126.4       $ 126.3        $ 126.3       $ 117.7       $ 112.9
Service charges on deposit accounts                          111.6         107.1          106.1         105.7         102.6
Other charges and fees                                        49.0          49.3           46.5          50.8          45.4
Credit card fees                                              29.2          28.2           23.1          23.5          20.1
Mortgage production related income                            26.7          47.6           53.5          58.5          64.9
Mortgage servicing related income                             12.0          21.5           20.2          18.9          17.4
Retail investment services                                    23.9          26.0           23.5          15.2          16.1
Corporate and institutional investment services               13.2          16.3           18.7          20.2          13.8
Trading account profits and commissions                        6.2          11.4           10.6          11.7           8.3
Securities gains (losses)                                      2.6           3.9           (0.7)          1.0          (0.8)
Other income                                                  45.8          31.7           17.1          12.9          59.4
                                                      -------------    ----------    -----------   -----------   -----------
  Total noninterest income                                 $ 446.6       $ 469.3        $ 444.9       $ 436.1       $ 460.1
                                                      =============    ==========    ===========   ===========   ===========

NONINTEREST EXPENSE. Noninterest expense decreased $40.7 million, or 5.5% and increased $104.1 million, or 5.0% in the third quarter and first nine months of 1999 compared to the same periods last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, decreased $15.6 million, or 3.7% and increased $76.9 million, or 6.4% over the earlier periods. The efficiency ratio in the third quarter of 1999 was 54.7% (excluding the Crestar merger-related charges), a decrease from 61.5% in the third quarter of 1998. Noninterest expense includes Crestar merger-related expenses of $7.1 million, $17.6 million and $13.8 million in the third, second and first quarters of 1999 and $119.4 million in the fourth quarter of 1998. Mortgage servicing rights amortization of $15.9 million was recorded as a reduction of other income beginning with the third quarter of 1999.

NONINTEREST EXPENSE                                                      TABLE 4
(In millions)

                                                                                    Quarters
                                                      ----------------------------------------------------------------------
                                                                          1999                               1998
                                                      ------------------------------------------   -------------------------
                                                           3               2             1             4             3
                                                      -------------    -----------   -----------   -----------   -----------

Salaries                                                   $ 288.5          300.4       $ 298.5       $ 289.9       $ 278.1
Other compensation                                            80.9           88.9          84.4          86.2         100.8
Employee benefits                                             39.7           41.5          54.4          39.2          45.7
Net occupancy expense                                         49.8           49.9          47.7          49.8          49.1
Equipment expense                                             48.0           49.8          45.3          45.2          45.5
Outside processing and software                               37.0           38.7          34.8          37.7          32.9
Marketing and customer development                            24.7           23.9          21.8          34.7          22.7
Credit and collection services                                17.8           19.2          16.6          18.9          17.8
Communications                                                16.5           17.6          16.1          15.8          15.8
Postage and delivery                                          16.3           17.4          17.1          16.1          15.9
Consulting and legal                                          13.0           15.6          15.4          19.6          19.6
Operating supplies                                            10.7           14.3          13.3          14.3          13.2
Amortization of intangible assets                              9.1           24.9          25.7          28.9          28.0
Merger-related expenses                                        7.1           17.6          13.8         119.4             -
FDIC premiums                                                  1.8            2.1           2.0           2.3           2.3
Other real estate expense                                      0.2           (2.7)         (1.1)         (1.0)         (4.0)
Other expense                                                 31.2           33.2          35.1          34.0          49.5
                                                      -------------    -----------   -----------   -----------   -----------
  Total noninterest expense                                $ 692.3        $ 752.3       $ 740.9       $ 851.0       $ 732.9
                                                      =============    ===========   ===========   ===========   ===========

Efficiency ratio (1)                                          54.7 %         58.1 %        59.3 %        60.9 %        61.5 %




(1) Excludes merger-related expenses.

Provision for Loan Losses. The SunTrust Allowance for Loan and Lease Losses Review Committee meets on a quarterly basis in order to assess the adequacy of the allowance, analyze provision and charge-off trends and to affirm allowance methodology. As a result of this review process, the Committee deemed the allowance at the end of the third quarter of 1999 to be adequate in order to cover losses inherent in the loan portfolio. The adequacy of the allowance is assessed based on historical loss rates, specifically analyzed loans and other risk factors. In the third quarter of 1999, SunTrust continued to address deterioration in the loan portfolio related to the healthcare industry and emerging concerns in some sectors of the textile industry brought about as a result of increased competition overseas. The level of commercial charge-offs this year as well as the increase in nonaccrual loans in the third quarter is primarily due to this deterioration. Other risk factors, including continuing high consumer bankruptcy rates and high consumer debt levels, as well as, global economic risk factors such as Asian competition, continue to influence the assessment of the adequacy of the allowance. During the third quarter of 1999, Hurricane Floyd and several other tropical storms had a negative impact on portions of our market. The effects included damage to households and businesses, resulting in general business disruption and an economic impact caused by the loss of tourism both during the storms and from subsequent cancellations.

SunTrust increased the provision for loan losses in the third quarter of 1999 to $46.5 million from $40.5 million in the same period last year. Net charge-offs to average loans declined to .25% in the third quarter of this year from .28% in the third quarter of 1998. Net charge-offs declined to $40.8 million from $42.8 in the third quarter of 1998. Total provision exceeded net charge-offs by $5.8 million. Approximately $86 million of the allowance for loan losses was allocated to the $1.4 billion credit card portfolio that will be sold.

SunTrust's allowance for loan losses totaled $947.2 million at September 30, 1999, which was 1.44% of period loans and 398.6% of total nonperforming loans, with both ratios having decreased from the third quarter 1998. As of September 30, 1998 the allowance for loan losses was $928.5 million, or 1.51% of quarter-end loans and 468.3% of total nonperforming loans.



SUMMARY OF LOAN LOSS EXPERIENCE                                          TABLE 5
(Dollars in millions)


                                                                                 Quarters
                                            -----------------------------------------------------------------------------------
                                                                   1999                                      1998
                                            ------------------------------------------------    -------------------------------
                                                  3                2                1                 4                3
                                            --------------   --------------    -------------    --------------   --------------

Allowance for Loan Losses
  Balances - beginning of quarter              $    941.4       $    952.6       $    944.6        $    928.5       $    908.9
  Allowance from acquisitions and
     other activity - net                             0.1            (13.4)               -               1.5             21.9
  Provision for loan losses                          46.5             48.8             42.0              67.1             40.5

  Charge-offs:
      Commercial                                    (21.4)           (24.0)           (12.2)            (19.2)           (11.9)
      Real estate:
        Construction                                 (1.1)            (0.1)            (0.7)             (1.7)            (1.0)
        Residential mortgages                        (3.5)            (3.6)            (3.1)             (2.9)            (3.6)
        Other                                        (0.9)            (2.6)            (0.6)             (1.6)            (1.6)
      Credit card                                   (18.2)           (19.4)           (22.7)            (26.1)           (27.1)
      Other consumer loans                          (11.6)           (13.7)           (12.9)            (16.3)           (14.3)
                                            --------------   --------------    -------------    --------------   --------------
      Total charge-offs                             (56.7)           (63.4)           (52.2)            (67.8)           (59.5)
                                            --------------   --------------    -------------    --------------   --------------

  Recoveries:
      Commercial                                      3.8              4.0              4.0               2.6              3.8
      Real estate:
        Construction                                  0.1              0.4              0.2                 -                -
        Residential mortgages                         1.6              0.8              0.8               0.9              0.3
        Other                                         0.6              1.3              2.6               2.2              1.4
      Credit card                                     2.7              3.3              3.2               2.7              3.5
      Other consumer loans                            7.1              7.0              7.4               6.9              7.7
                                            --------------   --------------    -------------    --------------   --------------
      Total recoveries                               15.9             16.8             18.2              15.3             16.7
                                            --------------   --------------    -------------    --------------   --------------
      Net charge-offs                               (40.8)           (46.6)           (34.0)            (52.5)           (42.8)
                                            --------------   --------------    -------------    --------------   --------------
  Balance - end of quarter                     $    947.2       $    941.4       $    952.6        $    944.6       $    928.5
                                            ==============   ==============    =============    ==============   ==============

Quarter-end loans outstanding                  $ 65,566.9       $ 65,331.1       $ 64,274.1        $ 65,089.2       $ 61,325.1
Average loans                                    65,060.0         64,733.1         64,854.0          63,134.0         60,039.5

Allowance to quarter-end loans                       1.44 %           1.44 %           1.48 %            1.45 %           1.51 %
Allowance to nonperforming loans                    398.6            392.9            481.5             456.0            468.3
Net charge-offs to average loans
  (annualized)                                       0.25             0.29             0.21              0.33             0.28


NONPERFORMING ASSETS                                                     TABLE 6
(Dollars in millions)



                                                                 1999                                   1998
                                           -----------------------------------------------   -------------------------------
                                            September 30      June 30          March 31        December 31     September 30
                                           --------------   ------------    --------------   --------------  ---------------

Nonperforming Assets
  Nonaccrual loans:
      Commercial                                $  82.3          $  85.4         $  47.7          $  50.1         $  48.3
      Real Estate:
        Construction                               11.8             14.0            14.8             13.5            14.8
        Residential mortgages                      85.9             80.7            80.7             83.9            77.7
        Other                                      45.8             48.0            41.6             46.6            43.5
      Consumer loans                               11.8             11.5            13.0             12.5            13.4
                                           -------------   --------------   -------------   --------------   -------------
          Total nonaccrual loans                  237.6            239.6           197.8            206.6           197.7
  Restructured loans                                0.1                -             0.1              0.6             0.5
                                           -------------   --------------   -------------   --------------   -------------
          Total nonperforming loans               237.7            239.6           197.9            207.2           198.2
  Other real estate owned                          24.2             28.2            36.1             34.9            33.1
                                           -------------   --------------   -------------   --------------   -------------
    Total nonperforming assets                  $ 261.9          $ 267.8         $ 234.0          $ 242.1         $ 231.3
                                           =============   ==============   =============   ==============   =============

  Ratios:
    Nonperforming loans to total loans             0.36 %           0.37 %          0.31 %           0.32 %          0.32 %
    Nonperforming assets to total loans
      plus other real estate owned                 0.40             0.41            0.36             0.37            0.38

Accruing Loans Past Due
  90 Days or More                               $ 113.1          $ 101.7         $ 103.8          $ 108.2          $ 89.8


Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets have increased 8.2%, or $19.8 million since December 31, 1998 and increased 13.2%, or $30.6 million since September 30, 1998.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first nine months of 1999, $18.9 million of interest income would have been recorded if all nonaccrual and restructured loans had been accruing interest according to their original contract terms. Interest income recognized on nonperforming loans using the cash basis in the first nine months of 1999 was $11.2 million.

Loan Portfolio by Types of Loans                                         TABLE 7
(In millions)


                                                          1999                                        1998
                                  ---------------------------------------------------   ---------------------------------
                                  September 30         June 30           March 31        December 31       September 30
                                  --------------    --------------    ---------------   ---------------   ---------------

Commercial                           $ 24,918.3        $ 24,772.2         $ 24,058.1        $ 24,589.6        $ 21,652.7
Real estate:
  Construction                          2,348.0           2,240.8            2,180.2           2,085.0           1,995.5
  Residential mortgages                20,074.2          20,645.8           20,563.7          20,429.5          21,056.5
  Other                                 7,656.1           7,523.5            7,403.5           8,254.3           7,045.8
Credit card                             1,497.2           1,476.6            1,522.3           1,563.5           1,526.2
Other consumer loans                    9,073.1           8,672.2            8,546.3           8,167.3           8,048.4
                                  --------------    --------------    ---------------   ---------------   ---------------
  Total loans                        $ 65,566.9        $ 65,331.1         $ 64,274.1        $ 65,089.2        $ 61,325.1
                                  ==============    ==============    ===============   ===============   ===============



Loans. Total loans at September 30, 1999 were $65.6 billion, an increase of $4.2 billion or 6.9% from September 30, 1998. The average loan to deposit ratio was 111.4% and 112.5% in the third quarter and first nine months of 1999 compared with 111.9% and 110.5% in the same periods of 1998. Loans held for sale at September 30, 1999 were $1.4 billion, a decrease of $2.2 billion from December 31, 1998 due to a higher level of secondary market sales coupled with lower levels of originations compared to 1998.

Income Taxes. The provision for income taxes was $181.3 million and $490.8 million in the third quarter and first nine months of 1999 compared to $131.3 million and $413.7 million in the same periods last year. This represents a 36% and 35% effective tax rate in the third quarter and first nine months of 1999 and a 32% and 34% effective tax rate in the same periods last year. The lower effective rate for the third quarter and nine months ended September 30, 1998 was the result of the favorable settlement of a Federal tax examination for prior years.

Securities Available for Sale. Securities in the investment portfolio are classified as available-for-sale and are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from realized shareholders' equity to determine total shareholders' equity. The investment portfolio continues to be managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. The portfolio yield decreased from an average of 6.52% in the third quarter of 1998 to 6.31% in the third quarter of this year. The portfolio size (measured at amortized cost) increased by $0.5 billion during the third quarter to $16.1 billion as of September 30, 1999. At September 30, 1999, approximately 4% of the portfolio consisted of U.S. Treasury securities, 11% U.S. government agency securities, 58% mortgage-backed securities, 19% asset-backed securities, 5% trust preferred securities and 3% municipal securities (calculated as a percent of total par value). Most of SunTrust's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At September 30, 1999 the carrying value of the securities portfolio was $2.1 billion over amortized cost, consisting of a $2.3 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company and other unrealized net losses.

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

Average total deposits for the third quarter and first nine months of 1999 increased $4.8 billion, or 8.9% and 4.3 billion, or 8.1% over the same periods a year ago. Interest-bearing deposits represented 78.0% and 77.9% of average deposits for the third quarter and first nine months of 1999, compared to 78.2% and 78.4% for the same periods in 1998. In the first nine months of 1999, average net purchased funds (average funds purchased less average funds sold) increased $3.4 billion over the same period in 1998. Net purchased funds were 16.6% of average earning assets for the first nine months of 1999 as compared to 13.8% in the same period a year ago.

Derivatives. SunTrust enters into various derivative contracts to meet the financial needs of its customers, generate revenue through trading activities, and to manage interest rate sensitivity for the bank subsidiaries. Derivative instruments include futures and forward contracts, interest rate swaps, options, interest rate caps and floors, and swaptions.

When acting in a dealer capacity for customers, SunTrust will enter into offsetting positions to eliminate exposure to interest rate and market risk. Derivative instruments used to manage the bank's interest rate sensitivity and the generation of revenue through its trading activities as of September 30, 1999 is shown in Table 8.



Derivative Instruments
(Dollars in thousands)
                                                                        TABLE 8


                                                                                               Estimated Fair Value
                                                                                    -----------------------------------------------
                                               Weighted
                                               Average         Average
                                  Notional     Maturity       Received   Average    Carrying     Unrealized   Unrealized
                                  Balance     In Months         Rate    Pay Rate    amount (1)      Gains       Losses       Net
                                ----------------------------------------------------------------------------------------------------

Hedges on Lending Commitments
  Forward Contracts             $ 1,957,323           2           -          -             -        $ 1,401   $ (19,709)  $ (18,308)
Hedges on Foreign Currency
  Forward Contracts                 530,570           3           -          -             -          4,161      (7,182)     (3,021)
Interest Rate Swaps
  Interest rate swaps             3,791,768          43        6.03%      5.50%     $ (4,319)        48,617      (6,023)     38,275

Interest Rate Caps/floors
  Interest rate caps/floors       4,317,247          17        6.67          -       (12,976)         9,385           -      (3,591)

Options
  Option Contracts                2,200,000           3        5.84          -             -             47          (5)         42

Futures
  Future Contracts                  920,000          10           -          -             -            821         (15)        806
                                                                                                                        ------------
      Total Derivatives                                                                                                     $14,203
                                                                                                                        ============


(1) Carrying amount includes accrued interest receivable or payable and unamortized premiums.





Derivative contracts used in the management of interest rate volatility and trading activities increased net interest income by $4.3 million and $15.0 million in the third quarter and first nine months of 1999.

Capital Ratios                                                           TABLE 9
(Dollars in millions)


                                               1999                                                           1998
                                          ----------------------------------------------------   -------------------------------
                                           September 30         June 30           March 31        December 31       September 30
                                          ---------------   ----------------    --------------   --------------   --------------
Tier 1 capital                              $ 7,065.0        $      6,973.2      $    6,773.7       $  6,586.5       $  6,284.9
Total capital                                10,314.7              10,543.1          10,341.1         10,307.9          9,784.5
Risk-weighted assets                         84,458.9              83,192.0          80,838.6         80,586.4         75,320.5
Risk-based ratios:
  Tier 1 capital                                 8.36%                 8.38 %            8.37 %           8.17 %           8.34 %
  Total capital                                 12.21                 12.67             12.79            12.79            12.99
Tier 1 leverage ratio                            7.91                  7.86              7.69             7.68             7.72
Total shareholders' equity to assets             8.45                  8.79              8.93             8.78             8.77



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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires the establishment of a capital-based supervisory system of prompt corrective action for all depository institutions. The Regulator's implementation of FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and a Tier 1 leverage ratio of 5%. Beginning in the second quarter of 1998, forty-five percent of the unrealized gains on equity securities of The Coca-Cola Company were included in the calculation of total capital. At September 30, 1999, SunTrust's Tier 1 capital, total capital and Tier 1 leverage ratios were 8.36%, 12.21% and 7.91%, respectively. SunTrust is committed to maintaining well-capitalized banks.

On August 10, 1999, the Board of Directors authorized the purchase of up to 15 million shares of SunTrust common stock. As of October 31, 1999, 2.1 million shares have been purchased. Management anticipates that additional purchases will occur over an extended period of time.

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

Remediation includes both correcting internal systems and managing corrections to vendor-supplied systems and applications. Testing verifies that the system performs properly after modification ("Compliance Testing") and also interacts properly with other systems in an operating environment ("Enterprise Testing"). These latter tests use dedicated equipment that has been "fast-forwarded" to simulate the date change from 1999 to 2000. All test results are reviewed and accepted by personnel who regularly use these systems. SunTrust Enterprise Testing was completed in March 1999. Crestar Enterprise Testing was completed in April 1999. All SunTrust mission-critical systems were renovated and tested by July 31, 1999. The completion of the Year 2000 process for other non critical systems are on target for completion throughout 1999. Following Compliance Testing, remediated systems are put into current production, so remediated systems are currently operating.

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

SunTrust estimates that the total pre-tax cost of one-time expenses associated with Year 2000 will approximate $85 million, an increase of $3.0 million from the estimate in the second quarter of 1999. These expenses are being recognized as they are incurred. Through September 30, 1999, SunTrust recognized $81.8 million, or 96%, of the total projected expense. Of this amount, $7.9 million was incurred in the third quarter of 1999 and $28.2 million was incurred in the first nine months of 1999. Management does not believe that future Year 2000 expenses will have a material effect on the results of operations or financial condition of SunTrust.

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

Financial Highlights - Banking Subsidiaries                             TABLE 10
(Dollars in millions)


                                             SunTrust Banks              SunTrust Banks      SunTrust Banks      Crestar Financial
                                            of Florida, Inc.            of Georgia, Inc.   of Tennessee, Inc.       Corporation
                                          ---------------------   ----------------------  -------------------   ------------------
                                            1999        1998          1999        1998       1999      1998       1999       1998
                                          ---------  ----------   -----------  ---------  ---------  --------   --------   -------

Summary of Operations (1)
Net interest income (FTE)                  $ 828.2     $ 774.6       $ 582.5    $ 529.8    $ 232.6   $ 223.5    $ 749.8    $ 703.3
Provision for loan losses                     29.3        27.6          18.1       17.6        6.5       5.7       42.0       54.0
Trust income                                 146.2       130.5         110.0      101.7       35.6      32.9       67.4       61.5
Other noninterest income                     276.6       246.7         194.3      167.6       78.3      71.7      343.2      377.7
Personnel expense                            291.8       278.9         182.7      184.0       84.4      87.6      358.0      361.9
Other noninterest expense                    397.4       358.5         285.2      249.0      110.7     100.2      297.8      314.5
Net income                                   333.8       301.8         259.3      226.2       89.2      83.2      294.7      258.4

Selected Average Balances (1)
Total assets                                30,119      27,586        25,777     22,919      8,746     8,070     26,596     24,606
Earning assets                              28,279      25,984        21,093     17,907      8,420     7,742     24,564     22,754
Loans                                       21,248      19,815        17,145     14,883      6,618     6,097     19,653     17,581
Total deposits                              20,280      19,017        13,898     11,508      6,221     6,021     17,407     16,902
Realized shareholders' equity                2,485       2,227         1,784      1,647        700       641      2,390      2,136

At September 30
Total assets                                31,078      28,021        26,058     23,687      9,003     8,319     26,208     25,615
Earning assets                              29,227      26,448        22,245     19,345      8,695     8,012     24,167     23,513
Loans                                       22,116      20,338        17,801     15,682      6,818     6,295     19,070     18,435
Allowance for loan losses                      312         388           201        206         97       110        275        262
Total deposits                              20,270      19,049        14,848     11,718      6,160     5,843     17,484     17,076
Realized shareholders' equity                2,573       2,359         1,883      1,815        732       664      2,531      2,264
Total shareholders' equity                   2,526       2,386         3,308      3,553        720       674      2,470      2,300

Credit Quality
Net loan charge-offs (1)                      26.9        18.9          20.7       12.5        1.8       5.1       34.2       61.9
Nonperforming loans (2)                       98.6        87.9          56.4       38.7       14.1      14.1       68.5       57.0
Other real estate owned (2)                    8.7         9.5           1.2        2.2        2.6       4.8       11.8       16.6

RATIOS
ROA (3)                                       1.48  %     1.46  %       1.53  %    1.56  %    1.36  %   1.38  %    1.48  %    1.41 %
ROE (3)                                      17.96       18.12         19.44      18.36      17.04     17.36      16.49      16.17
Net interest margin (3)                       3.92        3.99          3.69       3.96       3.69      3.86       4.08       4.13
Efficiency ratio (3)                         55.09       55.34         52.76      54.18      56.31     57.22      56.52      59.20
Total shareholder's equity/assets (2)         8.13        8.51         12.70      15.00       8.00      8.10       9.42       8.98
Net loan charge-offs to average loans (3)     0.17        0.13          0.16       0.11       0.04      0.12       0.24       0.47
Nonperforming loans to total loans (2)        0.45        0.44          0.32       0.25       0.21      0.23       0.37       0.31
Nonperforming assets to total loans plus
  other real estate owned (2)                 0.49        0.49          0.33       0.26       0.25      0.31       0.44       0.40
Allowance to loans (2)                        1.44        1.95          1.14       1.33       1.45      1.79       1.49       1.42
Allowance to nonperforming loans (2)         316.2       441.5         356.5      533.2      686.2     779.9      401.2      460.4


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K
         A. Exhibits

         B. Reports on Form 8-K

              The Registrant filed a Current Report on Form 8-K dated October 18, 1999 announcing an agreement to sell a portion of the consumer credit card portfolio to MBNA America Bank, N.A.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of November, 1999.

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