Form 10-K405
period 1999-12-31
SUNTRUST BANKS INC
filed 2000-03-27
CIK 750556

1999 Form 10-K

Securities and Exchange Commission
Washington, DC 20549
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1999
Commission file number 1-8918

SunTrust Banks, Inc.

Incorporated in the State of Georgia
IRS Employer Identification Number 58-1575035
Address: 303 Peachtree Street, NE, Atlanta, GA 30308
Telephone: (404) 588-7711


Securities Registered Pursuant to Section 12(b) of the Act: Common Stock- $1.00 value, which is registered on the New York Stock Exchange.

        As of January 31, 2000, SunTrust had 307,754,139 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by nonaffiliates on January 31, 2000 was approximately $18.0 billion.

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

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from SunTrust's Proxy Statement for its 2000 Annual Shareholders' Meeting, which will be filed with the Commission by March 3, 2000. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below. Except for parts of the SunTrust Annual Report to Shareholders expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.

Part I                                           Page            Part III                                       Page
Item 1    Business                                       2-33    Item 9      Not Applicable
Item 2    Properties                                       33    Item 10     Directors and Executive
Item 3    Legal Proceedings                                33                Officers of the Registrant     Proxy Statement
Item 4    Not Applicable                                         Item 11     Executive Compensation         Proxy Statement
                                                                 Item 12     Security Ownership of
Part II                                                                      Certain Beneficial Owners
Item 5    Market for the Registrant's                                        and Management                 Proxy Statement
          Common Equity and Related                              Item 13     Certain Relationships and
          Stockholder Matters                    Inside front                Related Transactions           Proxy Statement
                                                        cover
                                                       8, 27,
                                            inside back cover    Part IV
                                                                 Item 14    Exhibits, Financial
                                                                            Statement
Item 6    Selected Financial Data                          8                Schedules and Reports
Item 7    Management's Discussion and                                       on Form 8-K                                 67
          Analysis of Financial
          Condition
          and Results of Operation                      2-33

Item 7a   Quantitative and Qualitative
          Disclosures about Market Risk                24-25
Item 8    Financial Statements and
          Supplementary Data                    27-30, 35-65     Certain statistical data required by the Securities and
                                                                 Exchange Commission are included on pages 8-30

                                 EXHIBIT INDEX

                                                                                              Sequential
                                                                                                 Page
  Exhibit                                 Description                                           Number
  -------                                 -----------                                           ------
         3.1   Amended and Restated Articles of Incorporation of SunTrust Banks, Inc.
               ("SunTrust") effective as of November 14, 1989, and amendment effective as of April 24, 1998, incorporated by reference to Exhibit 3.1 to Registrant's
               1998 Annual Report on Form 10-K.                                                    *

         3.2   Bylaws of SunTrust, amended effective as of February 9, 1999, incorporated by reference to Exhibit 3.2 to Registrant's 1998 Annual Report on Form
               10-K.                                                                               *

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



      Material Contracts and Executive Compensation Plans and Arrangements

        10.1  Certificate of Trust of SunTrust Capital I, incorporated by reference to
              Exhibit 4.1 to Registration Statement No. 333-25381.                                *

        10.2  Declaration of Trust of SunTrust Capital I, incorporated by reference to
              Exhibit 4.2 to Registration Statement No. 333-25381.                                *

        10.3  Form of Amended and Restated Declaration of Trust to be used in connection with the issuance of Preferred Securities, incorporated by reference to
              Exhibit 4.3 to Registration Statement No. 333-25381.                                *


        10.4  Certificate of Trust of SunTrust Capital III, incorporated by reference to
              Exhibit 4.1 to Registration Statement No. 333-46123.                                *

        10.5  Declaration of Trust of SunTrust Capital III, incorporated by reference to
              Exhibit 4.2 to Registration Statement No. 333-46123.                                *

        10.6  Form of Amended and Restated Declaration of Trust to be used in connection with the issuance of Floating Rate Preferred Securities, incorporated by
              reference to Exhibit 4.3.1 to Registration Statement No. 333-46123.                 *

        10.7  Form of Amended and Restated Declaration of Trust to be used in connection with the issuance of Fixed Rate Preferred Securities, incorporated by
              reference to Exhibit 4.3.2 to Registration Statement No. 333-46123.                 *

        10.8  SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of August 13, 1996, and amendment effective as of November 10, 1998, incorporated by reference to Exhibit 10.9 to Registrant's 1998 Annual
              Report on Form 10-K.                                                                *






        10.9  SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August
              13, 1996, and amendment effective as of November 10, 1998, incorporated by
              reference to Exhibit 10.10 to Registrant's 1998 Annual Report on Form 10-K.          *

       10.10  SunTrust Banks, Inc. Performance Unit Plan, amended and restated as of
              August 11, 1998, incorporated by reference to Exhibit 10.11 to
              Registrant's 1998 Annual Report on Form 10-K.                                        *

       10.11  SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of
              February 8, 2000 (filed herewith).                                                 _____

       10.12  SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1,
              1999 (filed herewith).                                                             _____

       10.13  SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to
              Exhibit 10.16 to Registrant's 1998 Annual Report on Form 10-K.                       *


       10.14  Amendment to SunTrust Banks, Inc. Executive Stock Plan, effective February
              10, 1998, incorporated by reference to Exhibit 10.8 to Registrant's 1997
              Annual Report on Form 10-K.                                                          *

       10.15  SunTrust Banks, Inc. Performance Stock Agreement, effective February 11,
              1992, and First Amendment to Performance Stock Agreement effective
              February 10, 1998, incorporated by reference to Exhibit 10.9 to
              Registrant's 1997 Annual Report on Form 10-K.                                        *

       10.16  SunTrust Banks, Inc. 1995 Executive Stock Plan (filed herewith).                  _____

       10.17  Amendment to the SunTrust Banks, Inc. 1995 Executive Stock Plan, effective as of August 11, 1998, incorporated by reference to Exhibit 10.20 to
              Registrant's 1998 Annual Report on Form 10-K.                                        *

       10.18  SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, incorporated by reference to Exhibit A to Registrant's 2000 Proxy
              Statement on Form 14A.                                                               *

       10.19  SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999
              and Amendment Number One, effective October 31, 1999 (filed herewith).             _____

       10.20  SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of
              January 1, 1994, incorporated by reference to Exhibit 10.21 to
              Registrant's 1998 Annual Report on Form 10-K.                                       *


       10.21  Crestar Financial Corporation Executive Life Insurance Plan, as amended and restated effective January 1, 1991, and amendments effective December
              18, 1992, March 30, 1998, and December 30, 1998, incorporated by reference
              to Exhibit 10.23 to Registrant's 1998 Annual Report on Form 10-K.                    *

       10.22  1981 Stock Option Plan of Crestar Financial Corporation and Affiliated
              Corporations, as amended through January 24, 1997, incorporated by
              reference to Exhibit 10.24 to Registrant's 1998 Annual Report on Form 10-K.          *

       10.23  Employment Agreement between Registrant and Richard G. Tilghman, effective as of December 31, 1998, incorporated by reference to Exhibit 10.26 to
              Registrant's 1998 Annual Report on Form 10-K.                                        *

       10.24  Employment Agreement between Registrant and James M. Wells III, effective
              as of December 31, 1998 (filed herewith).                                         _____


       10.25  Crestar Financial Corporation Excess Benefit Plan, amended and restated
              effective December 26, 1990 and amendments thereto (effective December 18,
              1992, March 30, 1998 and December 30, 1998), incorporated by reference to
              Exhibit 10.29 to Registrant's 1998 Annual Report on Form 10-K.                       *

       10.26  United Virginia Bankshares Incorporated Deferred Compensation Program
              under Incentive Compensation Plan of United Virginia Bankshares
              Incorporated and Affiliated Corporation, amended and restated through
              December 7, 1983, incorporated by reference to Exhibit 10.30 to
              Registrant's 1998 Annual Report on Form 10-K.                                        *

       10.27  Amendment (effective January 1, 1987) to United Virginia Bankshares
              Incorporated Deferred Compensation Program Under Incentive Compensation
               Plan of United Virginia Bankshares Incorporated and Affiliated
              Corporation, Incorporated by reference to Exhibit 10(p) to Crestar
              Financial Corporation's 1995 Annual Report on Form 10-K.                             *


       10.28  Amendments (effective January 1, 1987 and January 1, 1988) to United
              Virginia Bankshares Incorporated Deferred Compensation Program Under
              Incentive Compensation Plan of United Virginia Bankshares Incorporated and
              Affiliated Corporation, incorporated by reference to Exhibit 10(q) to
              Crestar Financial Corporation's 1995 Annual Report on Form 10-K.                     *

       10.29  Amendment (effective January 1, 1994) to Crestar Financial Corporation
              Deferred Compensation Program Under Incentive Compensation Plan of Crestar
              Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10(r) to Crestar Financial Corporation's  1995 Annual
              Report on Form 10-K.                                                                 *

       10.30  Amendment (effective September 21, 1995) to Crestar Financial Corporation
              Deferred Compensation Program Under Incentive Compensation Plan of Crestar
              Financial Corporation and Affiliated Corporations, incorporated by
              reference to Exhibit 10.34 to Registrant's 1998 Annual Report on Form 10-K.          *

       10.31  Crestar Financial Corporation Deferred Compensation Plan for Outside
              Directors of Crestar Financial Corporation and Crestar Bank, amended and restated through December 13, 1983 and amendments thereto (effective



              January 1, 1985, April 24, 1991, December 31, 1993 and October 23, 1998),
              incorporated by reference to Exhibit 10.35 to Registrant's 1998 Annual
              Report on Form 10-K.                                                                 *

       10.32  Amendment (effective January 1, 1999) to Crestar Financial Corporation
              Deferred Compensation Plan for Outside Directors of Crestar Financial
              Corporation (filed herewith).                                                     _____

       10.33  Crestar Financial Corporation Additional Nonqualified Executive Plan,
              amended and restated effective December 26, 1990 and amendments thereto
              (effective December 18, 1992, March 30, 1998 and December 30, 1998),
              incorporated by reference to Exhibit 10.36 to Registrant's 1998 Annual
              Report on Form 10-K.                                                                 *

       10.34  Crestar Financial Corporation 1993 Stock Incentive Plan, as amended and restated effective February 28, 1997, incorporated by reference to Exhibit
              10(af) to Crestar Financial Corporation's 1997 Annual Report on Form 10-K.           *


       10.35  Amendments (effective December 19, 1997) to Crestar Financial Corporation
              1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.38 to
              Registrant's 1998 Annual Report on Form 10-K.                                        *

       10.36  Crestar Financial Corporation Supplemental Executive Retirement Plan,
              effective January 1, 1995, incorporated by reference to Exhibit 10(al) to
              Crestar Financial Corporation's 1995 Annual Report on Form 10-K.                     *

       10.37  Amendments (effective December 20, 1996) to the Crestar Financial
              Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(aj) to Crestar Financial Corporation's 1997 Annual
              Report on Form 10-K.                                                                 *

       10.38  Amendments (effective December 17, 1997) to Crestar Financial Corporation
              Supplemental Executive Retirement Plan, incorporated by reference to
              Exhibit 10(al) to Crestar Financial Corporation's 1997 Annual Report on
              Form 10-K.                                                                           *

       10.39  Amendments (effective December 19, 1997 and December 29, 1998) to the
              Crestar Financial Corporation Supplemental Executive Retirement Plan,
              incorporated by reference to Exhibit 10.42 to Registrant's 1998 Annual
              Report on Form 10-K.                                                                 *

       10.40  Crestar Financial Corporation Directors' Equity Program, effective January
              1, 1996, incorporated by reference to Exhibit 10(ao) to Crestar Financial
              Corporation's 1996 Annual Report on Form 10-K.                                       *





       10.41  Amendment (effective December 20, 1996) to Crestar Financial Corporation
              Directors' Equity Program, incorporated by reference to Exhibit 10(ap) to
              Crestar Financial Corporation's 1996 Annual Report on Form 10-K.                     *

       10.42  Amendment (effective September 26, 1997) to Crestar Financial Corporation
              Directors' Equity Program, incorporated by reference to Exhibit 10(ao) to
              Crestar Financial Corporation's 1997 Annual Report on Form 10-K.                     *

       10.43  Amendments (effective October 23, 1998) to Crestar Financial Corporation
              Directors' Equity Program, incorporated by reference to Exhibit 10.47 to
              Registrant's 1998 Annual Report on Form 10-K.                                        *

       10.44  Amendment (effective October 23, 1998) to Crestar Financial Corporation
              Directors' Equity Program (filed herewith).                                       _____

        11.1  Statement re computation of per share earnings (filed herewith).                  _____

        12.1  Ratio of Earnings to Fixed Changes (filed herewith).                              _____

        13.1  SunTrust's 1999 Annual Report to Shareholders (filed herewith).                   _____

        21.1  SunTrust Subsidiaries (filed herewith).                                           _____


        22.1  SunTrust's Proxy Statement relating to the 2000 Annual Meeting of
              Shareholders, dated March 1, 2000, filed on February 28, 2000.                     *

        23.1  Consent of Independent Public Accountants (filed herewith).                      _____




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

*   Incorporated by reference.

Certain statistical data required by the Securities and Exchange Commission are included on pages AR 9 thru AR 30.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 8, 2000 by the undersigned, thereunto duly authorized.

                                     SunTrust Banks, Inc.
                                     (Registrant)


                                      By:  /s/ L. Phillip Humann
                                           -------------------------------------
                                           L. Phillip Humann
                                           Chairman of the Board, President
                                              and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 8, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.



                                      By:  /s/ L. Phillip Humann
                                           -------------------------------------
                                           L. Phillip Humann
                                           Chairman of the Board, President
                                             and Chief Executive Officer


                                      By:  /s/ John W. Spiegel
                                           -------------------------------------
                                           John W. Spiegel
                                           Executive Vice President and
                                             Chief Financial Officer


                                      By:  /s/ William P. O'Halloran
                                           -------------------------------------
                                           William P. O'Halloran
                                           Senior Vice President and
                                             Controller (Chief Accounting
                                             Officer)

/s/ J. Hyatt Brown                        Director
-----------------------------------------
J. Hyatt Brown

/s/ Alston D. Correll                     Director
-----------------------------------------
Alston D. Correll

/s/ A. W. Dahlberg                        Director
-----------------------------------------
A. W. Dahlberg

/s/ David H. Hughes                       Director
-----------------------------------------
David H. Hughes

/s/ M. Douglas Ivester                    Director
-----------------------------------------
M. Douglas Ivester

/s/ Summerfield K. Johnston, Jr.          Director
-----------------------------------------
Summerfield K. Johnston, Jr.

/s/ Joseph L. Lanier, Jr.                 Director
-----------------------------------------
Joseph L. Lanier, Jr.

/s/ Frank E. McCarthy                     Director
-----------------------------------------
Frank E. McCarthy

/s/ G. Gilmer Minor, III                  Director
-----------------------------------------
G. Gilmer Minor, III

/s/ Larry L. Prince                       Director
-----------------------------------------
Larry L. Prince

/s/ Scott L. Probasco, Jr.                Director
-----------------------------------------
Scott L. Probasco, Jr.

/s/ R. Randall Rollins                    Director
-----------------------------------------
R. Randall Rollins

/s/ Frank S. Royal, M.D.                  Director
------------------------------------------
Frank S. Royal, M.D.

/s/ Richard G. Tilghman                   Director
------------------------------------------
Richard G. Tilghman

/s/ James B. Williams                     Director
-----------------------------------------
James B. Williams