Form 10-Q
period 2000-03-31
SUNTRUST BANKS INC
filed 2000-05-15
CIK 750556

================================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000
                 ---------------------------------------------
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

                            Yes   X        No _____
                                -----

At April 30, 2000, 302,445,909 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

================================================================================

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                              Page
     Item 1. Financial Statements (Unaudited)
             Consolidated Statements of Income                                 3
             Consolidated Balance Sheets                                       4
             Consolidated Statements of Cash Flows                             5
             Consolidated Statements of Shareholders' Equity                   6
             Notes to Consolidated Financial Statements                     7-12

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 13-25

PART II OTHER INFORMATION

     Item 1. Legal Proceedings                                                26

     Item 2. Changes in Securities                                            26

     Item 3. Defaults Upon Senior Securities                                  26

     Item 4. Submission of Matters to a Vote of Security Holders              26

     Item 5. Other Information                                                26

     Item 6. Exhibits and Reports on Form 8-K                                 26

SIGNATURES                                                                    27

                        PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year 2000.

                       Consolidated Statements of Income
                       ---------------------------------

                                                                                 Three Months
                                                                                Ended March 31
                                                                    -------------------------------------
(Dollars in thousands except per share data)(Unaudited)                   2000                  1999
                                                                    ---------------       ---------------
Interest Income
 Interest and fees on loans                                         $  1,306,529          $  1,142,973
 Interest and fees on loans held for sale                                 25,126                58,580
 Interest and dividends on securities available for sale
  Taxable interest                                                       230,622               197,584
  Tax-exempt interest                                                      6,835                 7,936
  Dividends (1)                                                           17,023                15,636
 Interest on funds sold                                                   19,338                15,475
 Interest on deposits in other banks                                         335                 1,708
 Other interest                                                            5,021                 2,078
                                                                    ------------          ------------
   Total interest income                                               1,610,829             1,441,970
                                                                    ------------          ------------
Interest Expense
 Interest on deposits                                                    554,962               394,139
 Interest on funds purchased                                             142,833               169,297
 Interest on other short-term borrowings                                  18,946                20,288
 Interest on long-term debt                                              111,495                88,428
                                                                    ------------          ------------
   Total interest expense                                                828,236               672,152
                                                                    ------------          ------------
Net Interest Income                                                      782,593               769,818
Provision for loan losses                                                 22,292                41,995
                                                                    ------------          ------------
Net interest income after provision for loan losses                      760,301               727,823
                                                                    ------------          ------------
Noninterest Income
 Trust income                                                            130,289               126,320
 Service charges on deposit accounts                                     111,266               106,114
 Other charges and fees                                                   47,448                46,542
 Retail investment services                                               30,798                23,515
 Credit card and other fees                                               22,091                23,127
 Corporate and institutional investment services                          19,671                18,680
 Mortgage production related income                                       18,693                53,515
 Mortgage servicing related income                                         7,722                20,154
 Trading account profits and commissions                                  12,013                10,589
 Other noninterest income                                                 29,999                17,103
 Securities gains (losses)                                                 6,862                  (732)
                                                                    ------------          ------------
   Total noninterest income                                              436,852               444,927
                                                                    ------------          ------------
Noninterest Expense
 Salaries and other compensation                                         371,085               382,935
 Employee benefits                                                        56,924                54,383
 Equipment expense                                                        51,638                45,289
 Net occupancy expense                                                    50,060                47,669
 Outside processing and software                                          41,611                34,774
 Marketing and customer development                                       22,302                21,790
 Merger-related expenses                                                  13,633                13,844
 Amortization of intangible assets                                         8,994                25,682
 Other noninterest expense                                                88,068               114,532
                                                                    ------------          ------------
   Total noninterest expense                                             704,315               740,898
                                                                    ------------          ------------
Income before provision for income taxes                                 492,838               431,852
Provision for income taxes                                               173,399               150,115
                                                                    ------------          ------------
   Net Income                                                       $    319,439          $    281,737
                                                                    ============          ============
Average common shares - diluted                                      306,738,634           322,363,870
Average common shares - basic                                        303,461,233           318,090,071
Net income per average common share - diluted                       $       1.04          $       0.87
Net income per average common share - basic                                 1.05                  0.89
Dividends declared per common share                                        0.370                 0.345
(1) Includes dividends on common stock of
    The Coca-Cola Company                                                  8,205                 7,723

See notes to consolidated financial statements

                         Consolidated Balance Sheets
                         ---------------------------

                                                                                 March 31        December 31         March 31
(Dollars in thousands) (Unaudited)                                                 2000             1999               1999
                                                                               ------------    ---------------     ------------
Assets
 Cash and due from banks                                                       $  3,600,689       $  3,909,687     $  3,529,131
 Trading account                                                                    515,719            259,547          222,246
 Securities available for sale (1)                                               17,184,884         18,317,297       17,870,140
 Funds sold                                                                       1,036,211          1,609,679        1,021,335
 Loans held for sale                                                              1,121,702          1,531,787        2,812,052

 Loans                                                                           68,614,360         66,002,831       61,462,014
 Allowance for loan losses                                                         (874,034)          (871,323)        (952,589)
                                                                               ------------       ------------     ------------
   Net loans                                                                     67,740,326         65,131,508       60,509,425

 Premises and equipment                                                           1,630,717          1,636,484        1,587,601
 Intangible assets                                                                  780,677            804,632          816,621
 Customers' acceptance liability                                                    180,023            192,045          339,395
 Other assets                                                                     2,249,962          1,997,302        2,414,546
                                                                               ------------       ------------     ------------
   Total assets                                                                $ 96,040,910       $ 95,389,968     $ 91,122,492
                                                                               ============       ============     ============
Liabilities and Shareholders' Equity
 Noninterest-bearing deposits                                                  $ 13,807,141       $ 14,200,522     $ 13,093,641
 Interest-bearing deposits                                                       52,533,087         45,900,007       44,834,459
                                                                               ------------       ------------     ------------
   Total deposits                                                                66,340,228         60,100,529       57,928,100
 Funds purchased                                                                 10,178,602         15,911,917       13,435,207
 Other short-term borrowings                                                      1,305,323          2,259,010        1,714,672
 Long-term debt                                                                   6,618,392          4,967,346        4,721,025
 Guaranteed preferred beneficial interests in debentures                          1,050,000          1,050,000        1,050,000
 Acceptances outstanding                                                            180,023            192,045          339,395
 Other liabilities                                                                3,259,630          3,282,259        3,795,352
                                                                               ------------       ------------     ------------
   Total liabilities                                                             88,932,198         87,763,106       82,983,751
                                                                               ------------       ------------     ------------

 Preferred stock, no par value; 50,000,000 shares authorized; none issued                 -                  -                -
 Common stock, $1.00 par value                                                      323,163            323,163          322,846
 Additional paid in capital                                                       1,280,116          1,293,387        1,299,681
 Retained earnings                                                                5,667,767          5,461,351        4,747,118
 Treasury stock and other                                                        (1,339,491)        (1,013,861)         (96,740)
                                                                               ------------       ------------     ------------
   Realized shareholders' equity                                                  5,931,555          6,064,040        6,272,905
 Accumulated other comprehensive income                                           1,177,157          1,562,822        1,865,836
                                                                               ------------       ------------     ------------
   Total shareholders' equity                                                     7,108,712          7,626,862        8,138,741
                                                                               ------------       ------------     ------------
   Total liabilities and shareholders' equity                                  $ 96,040,910       $ 95,389,968     $ 91,122,492
                                                                               ============       ============     ============

Common shares outstanding                                                       302,325,563        308,353,207      321,474,627
Common shares authorized                                                        500,000,000        500,000,000      500,000,000
Treasury shares of common stock                                                  20,837,194         14,809,550        1,370,938

(1) Includes net unrealized gains on securities available for sale             $  1,903,368       $  2,527,705     $  3,027,235

                     Consolidated Statements of Cash Flows
                     -------------------------------------

                                                                                           Three Months
                                                                                          Ended March 31
                                                                           -----------------------------------------
(Dollars in thousands) (Unaudited)                                                2000                   1999
                                                                           ------------------      -----------------
Cash flows from operating activities:
 Net income                                                                $       319,439         $        281,737
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, amortization and accretion                                         75,774                   68,185
   Provisions for loan losses and foreclosed property                               22,315                   42,127
   Amortization of compensation element of restricted stock                          2,682                    3,701
   Securities (gains) losses                                                        (6,862)                     732
   Net (gain) loss on sale of non-interest earning assets                           (5,921)                     299
   Net decrease in loans held for sale                                             410,085                  779,558
   Net increase in accrued interest receivable,
    prepaid expenses and other assets                                             (539,094)                (296,681)
   Net increase in accrued interest payable,
    accrued expenses and other liabilities                                         216,044                  336,391
                                                                           ---------------         ----------------
    Net cash provided by operating activities                                      494,462                1,216,049
                                                                           ---------------         ----------------

Cash flows from investing activities:
 Proceeds from maturities of securities available for sale                         776,165                1,725,620
 Proceeds from sales of securities available for sale                               88,353                1,431,520
 Purchases of securities available for sale                                       (353,785)              (3,819,860)
 Net (increase) decrease in loans                                               (2,631,603)                  28,431
 Capital expenditures                                                              (30,599)                (107,587)
 Proceeds from the sale of assets                                                    9,676                    9,208
 Loan recoveries                                                                    15,728                   18,188
                                                                           ---------------         ----------------
  Net cash used in investing activities                                         (2,126,065)                (714,480)
                                                                           ---------------         ----------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                                             6,239,699               (1,105,183)
 Net (decrease) in funds purchased
  and other short-term borrowings                                               (6,687,002)                (782,940)
 Proceeds from the issuance of long-term debt                                    2,461,529                        -
 Repayment of long-term debt                                                      (810,483)                 (36,844)
 Proceeds from the exercise of stock options                                         4,276                        -
 Proceeds from stock issuance                                                        8,576                    7,031
 Proceeds used in the acquisition of stock                                        (354,435)                       -
 Dividends paid                                                                   (113,023)                (110,001)
                                                                           ---------------         ----------------
  Net cash provided by (used in) financing activities                              749,137               (2,027,937)
                                                                           ---------------         ----------------
Net decrease in cash and cash equivalents                                         (882,466)              (1,526,368)
Cash and cash equivalents at beginning of year                                   5,519,366                6,076,834
                                                                           ---------------         ----------------
Cash and cash equivalents at end of period                                 $     4,636,900         $      4,550,466
                                                                           ===============         ================

Supplemental Disclosure
Interest paid                                                              $       812,475         $        695,032
Income taxes paid                                                                   26,349                   34,463

See notes to consolidated financial statements

               Consolidated Statements of Shareholders' Equity
                -----------------------------------------------

                                                                                                        Accumulated
                                                             Additional                    Treasury        Other
                                                Common         Paid in      Retained      Stock and    Comprehensive
(Dollars in thousands) (Unaudited)               Stock         Capital      Earnings        Other*        Income           Total
                                                ----------------------------------------------------------------------------------
Balance, January 1, 1999                        $ 322,485  $ 1,293,011   $ 4,575,382   $   (100,441)  $ 2,088,207      $ 8,178,644
Net income                                              -            -       281,737              -                        281,737
Other comprehensive income:
Change in unrealized gains (losses) on
securities, net of taxes                                -            -             -              -      (222,371)        (222,371)
                                                                                                                       -----------
Total comprehensive income                              -            -             -              -                         59,366
Cash dividends declared, $0.345 per share               -            -      (110,001)             -                       (110,001)
Exercise of stock options                             334        4,904             -              -                          5,238
Amortization of compensation element
of restricted stock                                     -            -             -          3,701                          3,701
Issuance of stock for employee benefit plans           27        1,766             -              -                          1,793
                                                ----------------------------------------------------------------------------------
Balance, March 31, 1999                         $ 322,846  $ 1,299,681   $ 4,747,118   $    (96,740)  $ 1,865,836      $ 8,138,741
                                                ==================================================================================

Balance, January 1, 2000                        $ 323,163  $ 1,293,387   $ 5,461,351   $ (1,013,861)  $ 1,562,822      $ 7,626,862
Net income                                              -            -       319,439              -                        319,439
Other comprehensive income:
Change in unrealized gains (losses) on
securities, net of taxes                                -            -             -              -      (385,665)        (385,665)
                                                                                                                       -----------
Total comprehensive income                              -            -             -              -                        (66,226)
Cash dividends declared, $0.370 per share               -            -      (113,023)             -                       (113,023)
Exercise of stock options                               -      (11,057)            -         15,333                          4,276
Acquisition of treasury stock                           -            -             -       (354,435)                      (354,435)
Restricted stock activity                               -         (328)            -            328                              -
Amortization of compensation element
of restricted stock                                     -            -             -          2,682                          2,682
Issuance of stock for employee benefit plans            -       (1,886)            -         10,462                          8,576
                                                ----------------------------------------------------------------------------------
Balance, March 31, 2000                         $ 323,163  $ 1,280,116   $ 5,667,767   $ (1,339,491)  $ 1,177,157      $ 7,108,712
                                                ==================================================================================

* Balance at March 31, 1999 includes $29,143 for treasury stock and $67,597 for compensation element of restricted stock.
  Balance at March 31, 2000 includes $1,285,467 for treasury stock and $54,024 for compensation element of restricted stock.

See notes to consolidated financial statements

            Notes to Consolidated Financial Statements (Unaudited)
            ------------------------------------------------------

Note 1 - Accounting Policies

The consolidated interim financial statements of SunTrust Banks, Inc. ("SunTrust" or "Company") are unaudited. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2 - Acquisitions

During 1998, SunTrust recorded $161.9 million in pre-tax merger-related charges related to the acquisition of Crestar. At December 31, 1998, SunTrust expected to record approximately $88 million in additional merger-related charges primarily related to systems conversions and business line integration over the next 18 to 24 months. During 1999, SunTrust recorded $45.6 million in pre-tax merger-related charges related to additional severance, accelerated depreciation and system conversion costs. For the first quarter of 2000, $13.6 million of merger-related charges were recorded. These charges included $0.8 million in accelerated depreciation and amortization based upon estimates of systems integration timetables and $12.8 million in miscellaneous integration costs. SunTrust expects to record additional merger-related charges of approximately $28.9 million through the year 2000.

Note 3 - Derivative Financial Instruments

SunTrust uses derivatives to hedge interest rate exposures by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria required for derivatives used as hedges are described below. Derivatives that do not meet these criteria are carried at market value with changes in value recognized currently in earnings.

Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives used for hedging purposes may include swaps, forwards, futures and options. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of assets and liabilities is recognized over the life of the contract in net interest income. If a contract is cancelled prior to its termination date, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying asset or liability and recognized in net interest income over the expected remaining life of the related asset or liability. In instances where the underlying instrument is sold, the fair value of the associated derivative is recognized immediately in the component of earnings relating to the underlying instrument.

      -------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. In June of 1999, SFAS No. 133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. SunTrust will adopt SFAS No. 133 effective January 1, 2001 and although SunTrust has begun an in-depth analysis to determine the effects of the implementation, currently it is not expected to have a material impact on SunTrust's financial position or results of operations.

Note 4 - Guaranteed Preferred Beneficial Interests in Debentures

SunTrust has established special purpose trusts, which collectively issued $1,050 million in trust preferred securities. The proceeds from these issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested in junior subordinated deferrable interest debentures of SunTrust. The sole assets of these special purpose trusts are the debentures. These debentures rank junior to the senior and subordinated debt of the issuing company. SunTrust owns all of the common securities of the special purpose trusts. The preferred securities issued by the trusts rank senior to the trusts' common securities. The Company's obligations under the debentures, the indentures, the relevant trust agreements and the guarantees, in the aggregate, constitute a full and unconditional guarantee by SunTrust of the obligations of the trusts under the trust preferred securities and rank subordinate and junior in right of payment to all liabilities of the Company. The trust preferred securities may be called prior to maturity at the option of SunTrust.

      -------------------------------------------------------------------

Note 5 - Comprehensive Income

The Company's comprehensive income, which includes certain transactions and other economic events that bypass the income statement, consists of net income and unrealized gains and losses on securities available for sale, net of income taxes.

Comprehensive income for the three months ended March 31, 2000 and 1999 is calculated as follows:

(In thousands)

                                                                       Before                                  Net of
                                                                     Income Tax          Income Tax          Income Tax
                                                                 -----------------   -----------------   -----------------
Unrealized losses, net, recognized in
 other comprehensive income:
   Quarter ended March 31, 2000                                    $    (624,337)    $    (238,672)      $    (385,665)
   Quarter ended March 31, 1999                                         (352,490)         (130,119)           (222,371)

                                                                        2000              1999
                                                                        ----              ----
Amounts reported in net income:
 Gain (loss) on sale of securities                                 $       6,862     $        (732)
 Net (accretion) amortization                                             (2,285)            1,865
                                                                   -------------     -------------
 Reclassification adjustment                                               4,577             1,133
 Income tax expense                                                       (1,750)             (418)
                                                                   -------------     -------------
 Reclassification adjustment, net of tax                           $       2,827     $         715
                                                                   =============     =============
Amounts reported in other comprehensive income:
 Unrealized loss arising during period, net of tax                 $    (382,838)    $    (221,656)
 Reclassification adjustment, net of tax                                  (2,827)             (715)
                                                                   -------------     -------------
   Net unrealized losses recognized in
    other comprehensive income                                          (385,665)         (222,371)
Net income                                                               319,439           281,737
                                                                   -------------     -------------
Total comprehensive income                                         $     (66,226)    $      59,366
                                                                   =============     =============


      -------------------------------------------------------------------

Note 6 - Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2000 and 1999 is included in the following table.

                       Computation of Per Share Earnings
                     (In thousands, except per share data)

                                                        Three Months
                                                       Ended March 31
                                          -------------------------------------
                                               2000                   1999
                                          --------------         --------------
Basic
-----
Net income                                $      319,439         $      281,737
                                          --------------         --------------

Average common shares                            303,461                318,090
                                          --------------         --------------

Earnings per common share - basic         $         1.05         $         0.89
                                          ==============         ==============

Diluted
-------
Net income                                $      319,439         $      281,737
                                          --------------         --------------

Average common shares outstanding                303,461                318,090
Effect of dilutive securities:
Stock options                                      1,511                  2,643
Performance restricted stock                       1,767                  1,631
                                          --------------         --------------
Average diluted common shares                    306,739                322,364
                                          --------------         --------------

Earnings per common share - diluted       $         1.04         $         0.87
                                          ==============         ==============

      -------------------------------------------------------------------

Note 7 - Segment Reporting

Effective January 1, 2000, the Company significantly modified management's internal reporting system with the consolidation of its individual bank charters. In prior periods, the Company's reportable segments were based on legal entities that were aligned along geographic regions. With the consolidation of the bank charters, SunTrust Bank is now one legal entity with branches in Florida, Georgia, Tennessee, Alabama and the Mid-Atlantic region (which includes Virginia, Maryland and the District of Columbia). As a result of the changes to the legal entity structure, as well as the changes made to management's internal system used to evaluate operating segment performance, prior periods have not been reported because it is not practicable to restate prior period results to conform to the current reporting methods or to present current year results based on prior period reportable segments.

The Company's reportable segments as of March 31, 2000 are determined based on management's internal reporting approach. The reportable segments are comprised of the four regions of Florida, Georgia, Tennessee (which includes the branches in Alabama) and Mid-Atlantic, in addition to Corporate and Investment Banking and Parent/Other. Each geographic operating segment provides a wide array of banking services to consumer and commercial customers and earns interest income from loans made to customers. In addition, these geographic segments recognize certain fees related to trust, deposit, lending and other services provided to customers. The Corporate and Investment Banking segment consists of corporate banking for the large corporate and identified industry specialties, as well as SunTrust Equitable Securities and SunTrust Leasing. The Parent/Other segment consists primarily of the Company's credit card bank and nonbank subsidiaries as well as certain treasury and corporate expenses. The Treasury/Reconciling Items Segment includes the net impact of transfer pricing on loan and deposit balances, the cost of external debt, gains and losses on the investment portfolio, income taxes and other amounts necessary to reconcile the Company's internal management accounting practices described below to the consolidated financial statements.

Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not comparable with SunTrust's consolidated results or with similar information presented by any other financial institution. In addition, operating segment results may be restated in the future as management's structure, information needs, and reporting systems evolve.

The Company uses a transfer pricing process to aid in assessing operating segment performance. This process involves matched maturity transfer pricing of interest rates for assets and liabilities to determine a contribution to the net interest margin on a segment basis. Currently, the Company does not allocate corporate equity to the reportable segments. As a result, the difference between the matched maturity transfer pricing and the consolidated net interest margin, as well as the net interest margin benefit provided from equity are treated as reconciling items. In addition, the Company uses a credit risk premium approach to aid in assessing operating segment performance. This approach recognizes the cost of the credit losses that SunTrust can expect over time on its loans through a charge against earnings. The premium is judgmental but based on rates derived from the Company's loss migration history for various loan categories as well as the internal credit ratings of individual loans in certain of those loan categories. The difference between the credit risk premium charged to the segments and the Company's consolidated provision for loan losses is included as a reconciling item within noninterest expense. The segment results also include certain intercompany transactions that were recorded at cost. All intercompany transactions have been eliminated to determine the consolidated balances.

The following table discloses selected financial information for SunTrust's reportable business segments for the three months ended March 31, 2000.

                                                                     Three Months Ended March 31, 2000
                              ------------------------------------------------------------------------------------------------------

                                                                                                       Corporate &
                                                                                                       Investment
(In thousands)                    Florida             Georgia           Tennessee     Mid-Atlantic       Banking    Parent/Other
                              ------------------------------------------------------------------------------------------------------
Net interest income           $     208,851       $     129,770       $      59,240  $     178,247  $      66,709  $        (459)
Noninterest income                  134,934              87,967              36,451         99,291         29,765        366,492
Noninterest expense                 208,073             130,919              59,807        174,369         41,799        364,831
                              ------------------------------------------------------------------------------------------------------
Income before taxes                 135,712              86,818              35,884        103,169         54,675          1,202
Income tax expense                        -                   -                   -              -              -         (3,742)
                              ------------------------------------------------------------------------------------------------------
Net income                    $     135,712       $      86,818       $      35,884  $     103,169  $      54,675  $       4,944
                              ------------------------------------------------------------------------------------------------------
Average total assets          $  20,682,558       $  11,142,814       $   5,951,019  $  16,082,580  $  16,346,995  $  27,248,766
                              ======================================================================================================
Revenues from external
customers
Total net interest income     $     208,744       $     129,731       $      59,206  $     178,247  $      66,709  $        (279)
Total noninterest income            111,153              73,388              28,883         78,238         29,234        106,426
                              ------------------------------------------------------------------------------------------------------
Total income                  $     319,897       $     203,119       $      88,089  $     256,485  $      95,943  $     106,147
                              ======================================================================================================

Revenues from affiliates
Total net interest income     $         107       $          39       $          34  $           -  $           -  $        (180)
Total noninterest income             23,781              14,579               7,568         21,053            531        260,066
                              ------------------------------------------------------------------------------------------------------
Total income                  $      23,888       $      14,618       $       7,602  $      21,053  $         531  $     259,886
                              ======================================================================================================



                                  Treasury/
                                 Reconciling
                                    Items            Eliminations      Consolidated
                              ------------------------------------------------------
Net interest income           $     140,235 (1)   $           -       $     782,593
Noninterest income                    9,530 (2)        (327,578)            436,852
Noninterest expense                  74,387 (3)        (327,578)            726,607
                              -----------------------------------------------------
Income before taxes                  75,378                   -             492,838
Income tax expense            $     177,141 (4)               -             173,399
                              -----------------------------------------------------
Net income                    $    (101,763)      $           -       $     319,439
                              =====================================================

Average total assets          $  52,205,271       $ (54,246,620)      $  95,413,383
                              =====================================================

Revenues from external
customers
Total net interest income     $     140,235   $               -       $     782,593
Total noninterest income              9,530                   -             436,852
                              -----------------------------------------------------
Total income                  $     149,765   $               -       $   1,219,445
                              =====================================================

Revenues from affiliates
Total net interest income     $           -   $                -      $            -
Total noninterest income                  -             (327,578)                  -
                              ------------------------------------------------------
Total income                  $           -   $         (327,578)    $            -
                              ======================================================

(1) The Company's reconciliation of total segment results to consolidated results includes adjustments for funds transfer pricing credits and charges related to funds provided and funds used, credits for loan loss reserves, and credits for equity.
(2) Includes net gains on sale of securities and fixed assets.
(3) Includes miscellaneous corporate expenses not allocated to the operating segments.
(4) Reflects provision for income taxes that management does not include in its internal reporting system.

No transactions with a single customer contributed 10% or more to the Company's total revenue.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust's principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, Virginia and the District of Columbia. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, commercial and auto leasing, credit-related insurance, asset management, securities brokerage and investment banking services.

The following analysis of the financial performance of SunTrust for the first quarter of 2000 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the three months ended March 31, 2000 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record operating earnings of $328.3 million for the first quarter of 2000, an increase of 12.4% compared with $292.2 million in the first quarter of 1999 (excluding after-tax merger-related charges of $8.9 million and $10.4 million for the first quarter of 2000 and 1999, respectively). Diluted earnings per share, adjusted for merger charges, grew 18.0% to $1.07 in the first quarter of 2000 from $0.91 in the same period last year. Reported net income was $319.4 million, or $1.04 per diluted share for the first quarter of 2000. The growth in net income resulted from strong loan demand and lower expenses compared to the first quarter of 1999.

Selected Quarterly Financial Data                                                                                      Table 1
(Dollars in millions except per share data)                                       Quarters
                                                  ----------------------------------------------------------------------------
                                                      2000                                    1999
                                                  -----------     ------------------------------------------------------------
                                                       1               4               3                2               1
                                                  -----------     -----------     -----------      -----------    ------------
Summary of Operations
Interest and dividend income                      $   1,610.8     $   1,559.4     $   1,506.4      $   1,452.5     $   1,442.0
Interest expense                                        828.2           763.4           711.4            667.8           672.2
                                                  -----------     -----------     -----------      -----------    ------------
Net interest income                                     782.6           796.0           795.0            784.7           769.8
Provision for loan losses                                22.3            33.1            46.5             48.8            42.0
                                                  -----------     -----------     -----------      -----------    ------------
Net interest income after
 provision for loan losses                              760.3           762.9           748.5            735.9           727.8
Noninterest income(1)                                   436.9           299.2           446.6            469.3           444.9
Noninterest expense(2)                                  704.3           753.9           692.3            752.3           740.9
                                                  -----------     -----------     -----------      -----------    ------------
Income before provision for income
 taxes and extraordinary gain                           492.8           308.2           502.8            452.9           431.8
Provision for income taxes                              173.4            81.0           181.4            159.2           150.1
                                                  -----------     -----------     -----------      -----------    ------------
Income before extraordinary gain                        319.4           227.2           321.4            293.7           281.7
Extraordinary gain, net of taxes(3)                         -           202.6               -                -               -
                                                  -----------     -----------     -----------      -----------    ------------
Net income                                        $     319.4     $     429.8     $     321.4      $     293.7     $     281.7
                                                  ============    ===========     ===========      ===========    ============
Net interest income (taxable-equivalent)          $     792.1     $     806.5     $     805.4      $     795.4     $     780.7

Per common share
Diluted
 Income before extraordinary gain                 $      1.04     $      0.71     $      1.00      $      0.91     $      0.87
 Extraordinary gain, net of taxes                           -            0.64               -                -               -
                                                  -----------     -----------     -----------      -----------    ------------
 Net income                                              1.04            1.35            1.00             0.91            0.87
Basic
 Income before extraordinary gain                        1.05            0.72            1.01             0.92            0.89
 Extraordinary gain, net of taxes                           -            0.64               -                -               -
                                                  -----------     -----------     -----------      -----------    ------------
 Net income                                              1.05            1.36            1.01             0.92            0.89

Dividends declared                                      0.370           0.345           0.345            0.345           0.345
Book value                                              23.51           24.73           24.50            25.47           25.32
Market price
 High                                                   68.06           76.00           70.88            73.00           79.44
 Low                                                    46.81           64.19           61.56            63.06           60.44
 Close                                                  57.75           68.81           65.75            69.44           62.25

Selected Average Balances
Total assets                                      $  95,413.4     $  94,804.6     $  92,447.7   $     92,304.2     $  91,696.6
Earning assets                                       85,857.5        84,447.9        82,517.2         81,329.1        80,684.8
Loans                                                67,030.0        64,941.7        62,859.8         61,973.8        61,180.0
Total deposits(4)                                    65,550.3        58,284.0        58,423.6         57,743.7        56,895.4
Realized shareholders' equity                         6,023.3         6,496.4         6,522.5          6,328.2         6,120.2
Total shareholders' equity                            7,476.2         8,083.1         8,210.7          8,322.5         8,146.9

Common shares - diluted (thousands)                   306,739         317,701         322,223          322,448         322,364
Common shares - basic (thousands)                     303,461         313,706         318,239          318,315         318,090

Financial Ratios(5)
ROA                                                      1.38%           1.85%           1.42%            1.32%           1.29%
ROE                                                     21.33           26.25           19.55            18.61           18.67
Net interest margin                                      3.71            3.79            3.87             3.92            3.92

(1) Includes securities losses of $114.9 million for the fourth quarter of 1999 related to the securities portfolio repositioning.
(2) Includes merger-related expenses of $13.6 million for the first quarter of 2000 and $7.1 million, $7.1 million, $17.6 million and $13.8 million for the fourth, third, second and first quarters of 1999, respectively.
(3) Represents the gain on sale of the Company's consumer credit card portfolio during the fourth quarter of 1999, net of $124.6 million in taxes.
(4) Includes brokered and foreign deposits of $12.2 billion for the first quarter of 2000 and $4.1 billion, $4.5 billion, $4.2 billion and $3.6 billion for the fourth, third, second and first quarters of 1999, respectively.
(5) Calculated excluding net unrealized gains on securities available for sale because the net unrealized gains are not included in income

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)


                                                                                                Quarter Ended
                                                      ------------------------------------------------------------------------------
                                                                 March 31, 2000                           December 31, 1999
                                                      --------------------------------------   -------------------------------------
                                                        Average       Income/        Yields/     Average       Income/      Yields/
                                                       Balances       Expense         Rates     Balances       Expense       Rates
                                                      ----------    ----------     ---------   ----------    ----------    ---------
Assets
Loans:(1)
 Taxable                                              $ 65,975.8    $  1,293.9       7.89 %    $ 63,884.5    $ 1,236.6        7.68 %
 Tax-exempt(2)                                           1,054.2          19.6       7.48         1,057.2         19.8        7.43
                                                      ------------------------------------     ------------------------------------
  Total loans                                           67,030.0       1,313.5       7.88        64,941.7      1,256.4        7.68
Securities available for sale:
 Taxable                                                15,032.5         247.6       6.63        15,443.8        247.5        6.36
 Tax-exempt(2)                                             508.5           9.4       7.42           538.1         10.6        7.80
                                                      ------------------------------------     ------------------------------------
  Total securities available for sale                   15,541.0         257.0       6.65        15,981.9        258.1        6.41
Funds sold                                               1,309.5          19.3       5.94         1,509.4         23.5        6.16
Loans held for sale                                      1,437.1          25.1       7.03         1,700.7         28.3        6.60
Other short-term investments(2)                            539.9           5.4       4.02           314.2          3.5        4.42
                                                      ------------------------------------     ------------------------------------
  Total earning assets                                  85,857.5       1,620.3       7.59        84,447.9      1,569.8        7.38
Allowance for loan losses                                 (874.7)                                  (920.7)
Cash and due from banks                                  3,395.3                                  3,826.0
Premises and equipment                                   1,627.8                                  1,633.4
Other assets                                             3,058.3                                  3,251.9
Unrealized gains on securities
 available for sale                                      2,349.2                                  2,566.1
                                                      ------------------------------------     ------------------------------------
  Total assets                                        $ 95,413.4                               $ 94,804.6
                                                      ====================================     ====================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
 NOW/Money market accounts                            $ 20,397.8    $    146.1       2.88 %    $ 20,369.5    $   141.3        2.75 %
 Savings                                                 6,659.4          53.8       3.25         6,791.3         52.6        3.07
 Consumer time                                           9,599.9         116.6       4.89         9,675.4        115.3        4.73
 Other time                                              3,756.0          49.4       5.29         4,372.1         57.1        5.19
 Brokered deposits                                       2,585.0          38.4       5.97            15.0          0.2        5.34
 Foreign deposits                                        9,605.0         150.7       6.31         4,082.0         60.8        5.91
                                                      ------------------------------------     ------------------------------------
  Total interest-bearing deposits                       52,603.1         555.0       4.24        45,305.3        427.3        3.74
Funds purchased                                         10,465.1         142.8       5.49        16,417.1        219.2        5.30
Other short-term borrowings                              1,402.2          18.9       5.43         1,901.3         21.0        4.40
Long-term debt                                           6,952.9         111.5       6.45         6,120.3         95.8        6.21
                                                      ------------------------------------     ------------------------------------
  Total interest-bearing liabilities                    71,423.3         828.2       4.66        69,744.0        763.3        4.34
Noninterest-bearing deposits                            12,947.2                                 12,978.7
Other liabilities                                        3,566.7                                  3,998.8
Realized shareholders' equity                            6,023.3                                  6,496.4
Accumulated other comprehensive income                   1,452.9                                  1,586.7
                                                      ------------------------------------     ------------------------------------
  Total liabilities and shareholders' equity          $ 95,413.4                               $ 94,804.6
                                                      ====================================     ====================================

Interest rate spread                                                                 2.93 %                                   3.04 %
                                                      ------------------------------------     ------------------------------------

Net Interest Income                                                 $    792.1                               $   806.5
                                                      ------------------------------------     ------------------------------------

Net Interest Margin(3)                                                               3.71 %                                   3.79 %
                                                      ------------------------------------     ------------------------------------

   (1) Interest income includes loan fees of $31.7, $35.5, $36.1, $34.7 and $32.6 in the quarters ended March 31, 2000, December 31, September 30, June 30, and March 31,1999. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
   (2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $9.5, $10.5, $10.4, $10.7 and $10.9 in the quarters ended March 31, 2000, December 31, September 30, June 30, and March 31, 1999.

                                                                                                                      Table 2

                                      Quarter Ended
---------------------------------------------------------------------------------------------------------------------------------
                September 30, 1999                               June 30, 1999                               March 31, 1999
-----------------------------------------    ----------------------------------------     ---------------------------------------
   Average        Income/       Yields/         Average       Income/       Yields/          Average       Income/       Yields/
  Balances        Expense        Rates         Balances       Expense        Rates          Balances       Expense        Rates
------------   ------------   -----------    ------------   -----------    ----------     ------------   -----------    ---------

$ 61,832.1     $  1,185.5       7.61 %       $ 60,837.0     $  1,140.4       7.52 %       $ 59,994.8     $  1,128.6       7.63 %
   1,027.7           19.1       7.36            1,136.7           20.0       7.07            1,185.2           21.2       7.25
-------------------------------------        -------------------------------------        -------------------------------------
  62,859.8        1,204.6       7.60           61,973.7        1,160.4       7.51           61,180.0        1,149.8       7.62

  15,357.3          242.1       6.25           14,415.3          224.4       6.24           13,672.0          213.6       6.34
     555.3           11.0       7.91              566.2           11.5       8.10              573.6           11.5       8.15
-------------------------------------        -------------------------------------        -------------------------------------
  15,912.6          253.1       6.31           14,981.5          235.9       6.31           14,245.6          225.1       6.41
   1,274.5           17.9       5.58            1,321.8           16.5       5.02            1,244.2           15.5       5.04
   2,200.2           38.0       6.84            2,759.4           47.3       6.88            3,674.0           58.6       6.47
     270.1            3.2       4.71              292.7            3.1       4.26              341.0            3.8       4.53
-------------------------------------        -------------------------------------        -------------------------------------
  82,517.2        1,516.8       7.29           81,329.1        1,463.2       7.22           80,684.8        1,452.8       7.30
    (949.0)                                      (949.1)                                      (950.0)
   3,505.4                                      3,599.7                                      3,588.8
   1,622.9                                      1,598.1                                      1,529.5
   3,014.3                                      3,502.5                                      3,568.0

   2,736.9                                      3,223.9                                      3,275.5
-------------------------------------        -------------------------------------        -------------------------------------
$ 92,447.7                                   $ 92,304.2                                   $ 91,696.6
=====================================        =====================================        =====================================


$ 19,920.5     $    132.0       2.63 %       $ 19,833.1     $    126.5       2.56 %       $ 19,572.2     $    127.2       2.64 %
   6,922.6           50.7       2.90            7,003.4           49.9       2.86            6,959.7           50.6       2.95
   9,794.8          115.8       4.69            9,815.2          116.2       4.75           10,016.0          121.3       4.91
   4,480.4           56.4       4.99            4,011.9           48.8       4.88            4,231.9           52.0       4.99
       9.3            0.2       5.29                3.3            0.0       4.87                0.0            0.0       0.00
   4,441.8           57.9       5.17            4,170.8           50.3       4.84            3,648.0           43.0       4.78
-------------------------------------        -------------------------------------        -------------------------------------
  45,569.4          413.0       3.60           44,837.7          391.7       3.50           44,427.8          394.1       3.60
  14,817.9          188.6       5.05           14,849.3          172.4       4.66           14,785.4          169.3       4.64
   1,632.3           21.4       5.19            1,448.1           16.8       4.65            1,777.1           20.3       4.63
   5,782.6           88.4       6.06            5,741.4           86.9       6.07            5,787.1           88.4       6.20
-------------------------------------        -------------------------------------        -------------------------------------
  67,802.2          711.4       4.16           66,876.5          667.8       4.00           66,777.4          672.1       4.08
  12,854.2                                     12,906.0                                     12,467.6
   3,580.6                                      4,199.2                                      4,304.7
   6,522.5                                      6,328.2                                      6,120.2
   1,688.2                                      1,994.3                                      2,026.7
-------------------------------------        -------------------------------------        -------------------------------------
$ 92,447.7                                   $ 92,304.2                                   $ 91,696.6
=====================================        =====================================        =====================================

                                3.13 %                                       3.22 %                                       3.22 %
-------------------------------------        -------------------------------------        -------------------------------------

               $    805.4                                   $    795.4                                   $    780.7
-------------------------------------        -------------------------------------        -------------------------------------

                                3.87 %                                       3.92 %                                       3.92 %
-------------------------------------        -------------------------------------        -------------------------------------

(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position decreased net interest income $0.7 in the quarter ended March 31, 2000 and increased net interest income $1.3, $4.3, $5.8 and $4.9 in the quarters ended December 31, September 30, June 30, and March 31,1999. Without these swaps, the net interest margin would have been 3.71%, 3.78%, 3.85%, 3.89% and 3.90% in the quarters ended March 31, 2000, December 31, September 30, June 30, and March 31, 1999, respectively.

Interest Rate Risk. The normal course of business activity exposes SunTrust to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows and net interest income. SunTrust's asset/liability management process manages the Company's interest rate risk position. The objective of this process is the optimization of the Company's financial position, liquidity and net interest income, while limiting the volatility to net interest income from changes in interest rates.

SunTrust uses a simulation modeling process to measure interest rate risk and evaluate potential strategies. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing, and the repricing and maturity characteristics of the existing and projected balance sheet. Other interest-rate-related risks such as prepayment, basis and option risk are also considered. Simulation results quantify interest rate risk under various interest rate scenarios. Senior management regularly reviews the overall interest rate risk position and develops and implements strategies to manage the risk.

Management estimates the Company's net interest income for the next twelve months would decline 1.4% under a gradual increase in interest rates of 100 basis points, versus the projection under stable rates. Net interest income would increase by less than 1% under a gradual decrease in interest rates of 100 basis points, versus the projection under stable rates.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Net Interest Income/Margin. SunTrust's net interest margin was 3.71% for the first quarter of 2000, a decrease of 21 basis points from the first quarter of 1999, primarily attributable to the rising rate environment, the sale of the Company's $1.5 billion higher yielding consumer credit card portfolio in the fourth quarter of 1999 and additional purchases under the SunTrust stock repurchase program. Compared to the first quarter of 1999, the rate on earning assets increased 29 basis points to 7.59% in the first quarter of 2000 and the rate on interest bearing liabilities increased 58 basis points to 4.66% primarily due to the rising rates on purchased liabilities.

Interest income that SunTrust was unable to recognize on nonperforming loans had a negative impact of 1 and 2 basis points on the net interest margin in the first three months of 2000 and 1999, respectively.

Noninterest Income. Noninterest income in the first quarter of 2000, adjusted to exclude the effect of securities gains and losses, decreased $15.6 million, or 3.5%, from the first quarter of 1999. The decrease primarily relates to mortgage production income which decreased $34.8 million, or 65.0%, due to a drop in refinancing activities resulting from the rising rate environment. In addition, during the third quarter of 1999, SunTrust began to record amortization expense for mortgage-servicing rights as a reduction to mortgage servicing related income, conforming to industry practice. The $14.5 million of amortization expense recorded in the first quarter of 2000 and the $30.3 million recorded in the third and fourth quarters of 1999 were charged to noninterest expense in prior periods. Trust income, SunTrust's largest source of noninterest income, increased $4.0 million, or 3.1% over the same period in 1999.

Other income in the first quarter of 2000 includes $9.8 million in net gains on the sale of mortgage and student loans. The third quarter of 1999 includes a $6.8 million gain on the sale of student loans. The second quarter of 1999 includes an $8.5 million gain on the sale of student loans. In addition, the Company incurred securities losses of $114.9 million during the fourth quarter of 1999 primarily related to a portfolio repositioning program undertaken by the Company.

Noninterest Income                                                                                                    Table 3
(In millions)
                                                                                   Quarters
                                                           ------------------------------------------------------------------
                                                              2000                                1999
                                                           ----------    ----------------------------------------------------
                                                                 1             4             3             2             1
                                                           ----------    ----------    ----------    ----------    ----------
Trust income                                               $    130.3    $    123.8    $    126.4    $    126.3    $    126.3
Service charges on deposit accounts                             111.3         113.3         111.6         107.1         106.1
Miscellaneous charges and fees                                   47.4          48.1          49.0          49.3          46.5
Retail investment services                                       30.8          24.0          23.9          26.0          23.5
Credit card and other fees                                       22.1          25.7          29.2          28.2          23.1
Corporate and institutional investment services                  19.7          19.6          13.2          16.3          18.7
Mortgage production related income                               18.7          25.2          26.7          47.6          53.5
Mortgage servicing related income                                 7.7           7.5          12.0          21.5          20.2
Trading account profits and commissions                          12.0           6.9           6.2          11.4          10.6
Other income                                                     30.0          20.0          45.8          31.7          17.1
Securities gains (losses)                                         6.9        (114.9)          2.6           3.9          (0.7)
                                                           ----------    ----------    ----------    ----------    ----------
 Total noninterest income                                  $    436.9    $    299.2    $    446.6    $    469.3    $    444.9
                                                           ==========    ==========    ==========    ==========    ==========

Noninterest Expense. Noninterest expense decreased $36.6 million, or 4.9% in the first quarter of 2000 compared to the same period last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, decreased $9.3 million, or 2.1% from the earlier period. The efficiency ratio in the first quarter of 2000 improved to 57.3%, a decrease from 60.5% in the first quarter of 1999. In 1999, merger-related expenses included additional severance, accelerated depreciation and system conversion costs. In the first quarter of 2000, these merger-related expenses primarily related to accelerated depreciation and miscellaneous integration costs. The decrease in the amortization of intangible assets of $16.7 million is primarily due to the Company recording the amortization of mortgage servicing rights as a reduction of other income beginning with the third quarter of 1999. Other expenses decreased $18.1 million, or 50.3%, from the first quarter of 1999 primarily due to the reduction of certain miscellaneous expenses related to lower mortgage production volumes.

Noninterest Expense                                                                                                   Table 4
(In millions)
                                                                                   Quarters
                                                           ------------------------------------------------------------------
                                                              2000                                1999
                                                           ----------    ----------------------------------------------------
                                                                 1             4             3             2             1
                                                           ----------    ----------    ----------    ----------    ----------
Salaries                                                   $    287.3    $    287.1    $    288.5    $    300.4    $    298.5
Other compensation                                               83.8          93.9          80.9          88.9          84.4
Employee benefits                                                56.9          40.2          39.7          41.5          54.4
Equipment expense                                                51.6          55.4          48.0          49.8          45.3
Net occupancy expense                                            50.1          50.0          49.8          49.9          47.7
Outside processing and software                                  41.6          39.8          37.0          38.7          34.8
Marketing and customer development                               22.3          35.0          24.7          23.9          21.8
Postage and delivery                                             16.7          17.3          16.3          17.4          17.1
Communications                                                   15.2          16.1          16.5          17.6          16.1
Credit and collection services                                   14.3          15.1          17.8          19.2          16.6
Merger-related expenses                                          13.6           7.1           7.1          17.6          13.8
Operating supplies                                               12.2          13.6          10.7          14.3          13.3
Consulting and legal                                             11.8          18.5          13.0          15.6          15.4
Amortization of intangible assets                                 9.0           6.3           9.1          24.9          25.7
Other expense                                                    17.9          58.5          33.2          32.6          36.0
                                                           ----------    ----------    ----------    ----------    ----------
 Total noninterest expense                                 $    704.3    $    753.9    $    692.3    $    752.3    $    740.9
                                                           ----------    ----------    ----------    ----------    ----------
Efficiency ratio                                                 57.3 %        68.2 %        55.3 %        59.5 %        60.5 %
                                                           ==========    ==========    ==========    ==========    ==========

Provision for Loan Losses. SunTrust has a committee that meets at least quarterly to assess the adequacy of the allowance, analyze provision and charge-off trends and to affirm allowance methodology. As a result of this review process, the committee deemed the allowance as of March 31, 2000 to be adequate to cover losses inherent in the loan portfolio. The adequacy of the allowance is evaluated based on historical loss rates, specifically analyzed loans and other internal and external factors that affect credit risk. The Company has experienced on-going credit deterioration in two specialty lending sectors (healthcare, particularly long-term healthcare, and textiles) that have primarily resulted in the increase in nonperforming loans as well as a small increase in the level of commercial loan charge-offs from the first quarter of 1999. However, the charge-offs in the first quarter of 2000 are well below the previous quarters. In addition, the level of nonperforming loans to total loans is still very low compared to historical levels for SunTrust and the industry. Other factors that impact credit risk, such as the rising interest rate environment of the last few quarters, ever-increasing consumer debt levels, recent volatility in the financial markets, and any known near-term events that affect the Company's primary market area are carefully considered in assessing the adequacy of the allowance.

SunTrust lowered the provision for loan losses in the first quarter of 2000 to $22.3 million from $42.0 million in the same period last year. This reduction in the provision is almost entirely due to the sale of the Company's consumer credit card portfolio in November 1999. The credit card portfolio previously accounted for approximately $15 to $20 million in net charge-offs and provision expense each quarter. The ratio of net charge-offs to average loans dropped to
 .12% from .23% one year ago. Total provision exceeded net charge-offs by $2.7 million.

At March 31, 2000, SunTrust's allowance for loan losses totaled $874.0 million which was 1.27% of quarter-end loans and 306.8% of total nonperforming loans. Both ratios decreased from the first quarter of 1999. As of March 31, 1999, the allowance totaled $952.6 million, or 1.55% of quarter-end loans and 481.5% of total nonperforming loans. These decreases are primarily attributable to the sale of the consumer credit card portfolio which had a relatively high level of allowance for loan losses and no nonperforming loans.

Summary of Loan Loss Experience                                                                                              Table 5
(Dollars in millions)
                                                                               Quarters
                                                  ------------------------------------------------------------------
                                                     2000                               1999
                                                  ----------    ----------------------------------------------------
                                                       1             4             3             2             1
                                                  ----------    ----------    ----------    ----------    ----------
Allowance for Loan Losses
 Balances - beginning of quarter                  $    871.3    $    947.2    $    941.4    $    952.6    $    944.6
 Allowance from acquisitions and
  other activity - net                                     -             -           0.1         (13.4)            -
 Provision for loan losses                              22.3          33.1          46.5          48.8          42.0

Charge-offs:
  Commercial                                           (16.3)        (84.4)        (21.4)        (24.0)        (12.2)
  Real estate:
   Construction                                            -          (0.3)         (1.1)         (0.1)         (0.7)
   Residential mortgages                                (2.2)         (4.8)         (3.5)         (3.6)         (3.1)
   Other                                                (0.3)         (1.1)         (0.9)         (2.6)         (0.6)
  Credit card                                           (1.2)        (18.6)        (18.2)        (19.4)        (22.7)
  Other consumer loans                                 (15.3)        (14.6)        (11.6)        (13.7)        (12.9)
                                                  ----------    ----------    ----------    ----------    ----------
  Total charge-offs                                    (35.3)       (123.8)        (56.7)        (63.4)        (52.2)
                                                  ----------    ----------    ----------    ----------    ----------
Recoveries:
  Commercial                                             4.6           3.7           3.8           4.0           4.0
  Real estate:
   Construction                                          0.1             -           0.1           0.4           0.2
   Residential mortgages                                 0.6           0.2           1.6           0.8           0.8
   Other                                                 1.8           1.6           0.6           1.3           2.6
  Credit card                                            1.5           2.7           2.7           3.3           3.2
  Other consumer loans                                   7.1           6.6           7.1           7.0           7.4
                                                  ----------    ----------    ----------    ----------    ----------
  Total recoveries                                      15.7          14.8          15.9          16.8          18.2
                                                  ----------    ----------    ----------    ----------    ----------
  Net charge-offs                                      (19.6)       (109.0)        (40.8)        (46.6)        (34.0)
                                                  ----------    ----------    ----------    ----------    ----------
Balance - end of quarter                          $    874.0    $    871.3    $    947.2    $    941.4    $    952.6
                                                  ==========    ==========    ==========    ==========    ==========
Quarter-end loans outstanding                     $ 68,614.4    $ 66,002.8    $ 64,189.3    $ 62,922.4    $ 61,462.0
Average loans                                       67,030.0      64,941.7      62,859.8      61,973.7      61,180.0

Allowance to quarter-end loans                          1.27%         1.32%         1.48%         1.50%         1.55%
Allowance to nonperforming loans                       306.8         350.0         398.6         392.9         481.5
Net charge-offs to average loans
 (annualized)                                           0.12          0.67          0.26          0.30          0.23
Provision to average loans (annualized)                 0.13          0.20          0.29          0.32          0.28
Recoveries to total charge-offs                         44.5          12.0          28.0          26.5          34.9

Nonperforming Assets                                                                                                    Table 6
(Dollars in millions)

                                                   2000                                        1999
                                                ----------    -----------------------------------------------------------------
                                                 March 31      December 31       September 30        June 30         March 31
                                                ----------    -------------     --------------    -------------    ------------
Nonperforming Assets
 Nonaccrual loans:
   Commercial                                   $    129.6    $       105.0     $         82.3    $        85.4    $       47.7
   Real Estate:
    Construction                                       4.7              9.0               11.8             14.0            14.8
    Residential mortgages                             84.0             82.6               85.9             80.7            80.7
    Other                                             37.8             34.9               45.8             48.0            41.6
   Consumer loans                                     28.8             17.4               11.8             11.5            13.0
                                                ----------    -------------     --------------    -------------    ------------
     Total nonaccrual loans                          284.9            248.9              237.6            239.6           197.8
 Restructured loans                                      -                -                0.1                -             0.1
                                                ----------    -------------     --------------    -------------    ------------
     Total nonperforming loans                       284.9            248.9              237.7            239.6           197.9
 Other real estate owned                              27.0             26.8               24.2             28.2            36.1
                                                ----------    -------------     --------------    -------------    ------------
  Total nonperforming assets                    $    311.9    $       275.7     $        261.9    $       267.8    $      234.0
                                                ==========    =============     ==============    =============    ============
Ratios:
 Nonperforming loans to total loans                   0.42 %           0.38 %             0.37 %           0.38 %          0.32 %
 Nonperforming assets to total loans
  plus other real estate owned                        0.45             0.42               0.41             0.43            0.38

Accruing Loans Past Due
 90 Days or More                                $    160.1    $       117.4     $        113.1    $       101.7    $      103.8

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets have increased 13.1%, or $36.2 million since December 31, 1999 and increased 33.3%, or $77.9 million since March 31, 1999. Much of the increase since March 31, 1999 occurred in healthcare credits, an industry sector that continues to experience structural change and intense market pressures.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first three months of 2000, $7.2 million of interest income would have been recorded if all nonaccrual and restructured loans had been accruing interest according to their original contract terms. Interest income recognized on nonperforming loans using the cash basis in the first three months of 2000 was $4.1 million.

Loan Portfolio by Types of Loans                                                                                        Table 7
(In millions)

                                                   2000                                        1999
                                                ----------    -----------------------------------------------------------------
                                                 March 31      December 31       September 30        June 30         March 31
                                                ----------    -------------     --------------    -------------    ------------
Commercial                                      $ 29,639.6    $    26,933.5     $     24,918.3    $    24,772.2    $   24,058.1
Real estate:
 Construction                                      2,600.8          2,457.1            2,348.0          2,240.8         2,180.2
 Residential mortgages                            19,643.1         19,619.3           18,696.6         18,237.1        17,751.6
 Other                                             7,937.4          7,794.9            7,656.1          7,523.5         7,403.5
Credit card                                           98.7             77.4            1,497.2          1,476.6         1,522.3
Other consumer loans                               8,694.8          9,120.6            9,073.1          8,672.2         8,546.3
                                                ----------    -------------     --------------    -------------    ------------
 Total loans                                    $ 68,614.4    $    66,002.8     $     64,189.3    $    62,922.4    $   61,462.0
                                                ==========    =============     ==============    =============    ============

Loans. Total loans at March 31, 2000 were $68.6 billion, an increase of $7.2 billion or 11.6% from March 31, 1999. The growth in loans is primarily due to growth in commercial loans and a shift in mix from fixed rate to adjustable rate residential mortgage loans. The Company's portfolio of residential mortgages grew 10.7% from March 31, 1999. Of the $19.6 billion in residential mortgages at March 31, 2000, $2.0 billion were home equity loans. In addition, the Company sold $1.5 billion of its consumer credit card portfolio during the fourth quarter of 1999. The average loan to deposit ratio was 102.3% in the first quarter 2000 compared with 107.5% in the same period of 1999.

Income Taxes. The provision for income taxes was $173.4 million in the first quarter of 2000 compared to $150.1 million in the same period last year. This represents a 35% effective tax rate in both quarters.

Securities available for sale. Securities in the investment portfolio are classified as available-for-sale and are carried at market value with unrealized gains and losses, net of any tax effect, included in accumulated other comprehensive income and added to or deducted from realized shareholders' equity to determine total shareholders' equity. The investment portfolio continues to be proactively managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. The portfolio yield increased from an average of 6.41% in the first quarter of 1999 to 6.65% in the first quarter of 2000 primarily due to the repositioning of the securities portfolio during the fourth quarter of 1999 to take advantage of higher market rates. The portfolio size (measured at amortized cost) decreased by $500 million during the first quarter to $15.3 billion as of March 31, 2000. At March 31, 2000, approximately 3% of the portfolio consisted of U.S. Treasury securities, 13% U.S. government agency securities, 50% mortgage-backed securities, 14% asset-backed securities, 13% corporate bonds, 3% municipal securities and 4% other securities. Most of SunTrust's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At March 31, 2000, the carrying value of the securities portfolio was $1.9 billion over amortized cost, consisting of a $2.3 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company and other unrealized net losses. The market value of this common stock investment decreased $546.0 million during the first quarter of 2000, which did not affect the net income of SunTrust, but was included in comprehensive income.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for SunTrust's liquidity position. Liquidity is enhanced by an investment portfolio structured to provide liquidity as needed. It is also strengthened by ready access to a diversified base of regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, as well as a bank note program, commercial paper issuance by the Parent Company, and Federal Home Loan Bank advances.

Total deposits consist of consumer deposits, commercial deposits and purchased deposits. The purchased deposits include foreign and brokered deposits. Total deposits as of March 31, 2000 grew $8.4 billion, or 14.5%,over the same period of 1999. Consumer and commercial deposits grew $465.7 million, or 0.9% while purchased deposits grew $7.9 billion, or 202.7%. Consumer and commercial deposits represented 81.4% of average deposits for the first quarter of 2000 compared to 93.6% for the same period of 1999.

Net borrowed funds, which primarily include short term funds purchased and sold, purchased deposits, other short term borrowings and long term debt, were $29.7 billion for the first quarter of 2000 compared with $24.8 billion for the same period in 1999. The increase is primarily due to the Company's increased use of purchased deposits and long term debt. Net borrowed funds were 34.6% of average earning assets for the first quarter of 2000 as compared to 30.7% in the same period a year ago.

On April 28, 2000, the Company issued $300 million of 7.75% subordinated notes due May 1, 2010. The Company intends to use the net proceeds from the sale of the subordinated notes for general corporate purposes.

Derivatives. SunTrust enters into various derivative contracts to meet the financial needs of its customers, generate revenue through trading activities, and to manage interest rate sensitivity for the bank. These derivative instruments include futures and forward contracts, interest rate swaps, options, interest rate caps and floors, and swaptions.

When acting in a dealer capacity for customers, SunTrust will enter into offsetting positions to eliminate exposure to interest rate and market risk. Derivative instruments used to manage the bank's interest rate sensitivity and the generation of revenue through its trading activities as of March 31, 2000 are shown in Table 8.

Derivative Instruments                                                                                                      Table 8
(Dollars in thousands)
                                                                                                  Estimated Fair Value
                                                                                     ----------------------------------------------
                                              Weighted
                                               Average     Average
                                  Notional    Maturity    Received     Average       Carrying   Unrealized   Unrealized
                                   Balance    In Months     Rate       Pay Rate      amount(1)    Gains        Losses         Net
                                 --------------------------------------------------------------------------------------------------
Hedges on Lending Commitments
 Forward Contracts               $ 1,734,783          2        -  %         -  %  $        -    $    942     $  (4,303)  $ (3,361)
Hedges on Foreign Currency
 Forward Contracts                   707,646          4        -            -              -      19,304       (12,814)     6,490
Interest Rate Swaps                2,651,281         46     6.12         6.07            544      39,889       (18,115)    22,318
Interest Rate Caps/Floors          1,707,077         19     6.41  (2)       -         (3,456)      1,423             -     (2,033)
Futures Contracts                    270,000         22        -            -              -       1,167             -      1,167
Options Contracts                  1,600,000          3     6.63  (2)       -              -          30           (10)        20
                                                                                                                         --------
   Total Derivatives                                                                                                     $ 24,601
                                                                                                                         ========

(1) Carrying amount includes accrued interest receivable or payable and unamortized premiums.
(2) Average option strike price.

Derivative contracts used in the management of interest rate volatility and trading activities decreased net interest income by $0.7 million in the first quarter of 2000.

Capital Ratios                                                                                                          Table 9
(Dollars in millions)

                                                   2000                                        1999
                                                ----------    -----------------------------------------------------------------
                                                 March 31      December 31       September 30        June 30         March 31
                                                ----------    -------------     --------------    -------------    ------------
Tier 1 capital                                 $   6,484.3    $     6,579.6     $      7,065.0    $     6,973.2    $    6,773.7
Total capital                                      9,754.8          9,939.1           10,314.7         10,543.1        10,341.1
Risk-weighted assets                              88,973.4         87,866.1           84,458.9         83,192.0        80,838.6
Risk-based ratios:
 Tier 1 capital                                       7.28 %           7.48 %             8.36 %           8.38 %          8.37 %
 Total capital                                       10.96            11.31              12.21            12.67           12.79
Tier 1 leverage ratio                                 7.00             7.17               7.91             7.86            7.69
Total shareholders' equity to assets                  7.40             8.00               8.45             8.79            8.93

Capital Resources. Consistent with the objective of operating a sound financial organization, SunTrust maintains capital ratios well above regulatory requirements. The rate of internal capital generation has been adequate to support asset growth. However, the Company's capital ratios have experienced a decline over the last five quarters primarily resulting from additional purchases under the SunTrust stock repurchase program and a decline in the market value of SunTrust's investment in common stock of The Coca-Cola Company. Table 9 presents capital ratios for the five most recent quarters.

Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily shareholders' equity, as defined to include certain debt obligations) or Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses, and 45% of the unrealized gains on equity securities). SunTrust is subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well capitalized" institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively. SunTrust is committed to remaining well capitalized.

On February 8, 2000, the Board of Directors authorized the purchase of up to 12 million shares of SunTrust common stock. As of April 30, 2000, 5.3 million shares have been purchased. Management anticipates that additional purchases will occur over an extended period of time as market conditions permit.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of the Registrant was held on April 18, 2000. At the meeting, the following individuals were elected directors of the Registrant: J. Hyatt Brown, Alston D. Correll, David H. Hughes and G. Gilmer Minor, III. Votes for ranged from 263,457,685 to 263,529,623. A. W. Dahlberg, M. Douglas Ivester, Joseph L. Lanier, Jr., Frank E. McCarthy, Summerfield K. Johnston, Jr., Larry L. Prince, R. Randall Rollins, Frank S. Royal, M.D., Richard G. Tilghman, James B. Williams and L. Phillip Humann continue as directors of the Registrant.

        The shareholders also: (i) approved an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of common stock from 500 million shares to 750 million shares (254,338,446 shares voted for the approval of the amendment); (ii) reapproved the performance criteria for the Management Incentive Plan (256,274,406 shares voted for the reapproval); (iii) reapproved the performance criteria for the Performance Unit Plan (256,079,816 shares voted for the reapproval); and (iv) approved the 2000 Stock Plan (249,705,970 shares voted for approval).

        The shareholders disapproved a shareholder proposal regarding diversity on the Board of Directors. 40,325,588 shares voted for the proposal, 178,840,293 shares voted against and 12,522,592 shares abstained.

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM  8-K
        A. Exhibits
           Exhibit 3.1  Restated Articles of Incorporation as Amended

        B. Reports on Form 8-K

           The Registrant filed a Current Report on Form 8-K dated April 26, 2000. The purpose of this report was to file as an exhibit the press release reporting March 31, 2000 quarterly results.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of May, 2000.

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