Form 10-Q
period 2000-06-30
SUNTRUST BANKS INC
filed 2000-08-14
CIK 750556

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2000
                          Commission File Number 1-8918

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

                               Yes __X__ No _____

At July 31, 2000, 298,102,334 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



PART  I    FINANCIAL INFORMATION                                              Page
         Item 1. Financial Statements (Unaudited)
                     Consolidated Statements of Income                          3
                     Consolidated Balance Sheets                                4
                     Consolidated Statements of Cash Flows                      5
                     Consolidated Statements of Shareholders' Equity            6
                     Notes to Consolidated Financial Statements                 7-12

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 13-25

PART  II   OTHER INFORMATION

         Item 1. Legal Proceedings                                               26

         Item 2. Changes in Securities                                           26

         Item 3. Defaults Upon Senior Securities                                 26

         Item 4. Submission of Matters to a Vote of  Security Holders            26

         Item 5. Other Information                                               26

         Item 6. Exhibits and Reports on Form 8-K                                26

SIGNATURES                                                                       26



                         PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year 2000.

                        Consolidated Statements of Income

                                                                    Three Months                            Six Months
                                                                   Ended June 30                           Ended June 30
                                                            --------------------------------      --------------------------------
(Dollars in thousands except per share data)(Unaudited)        2000               1999                2000              1999
                                                            --------------   ---------------      --------------   ---------------
Interest Income
  Interest and fees on loans                                  $ 1,367,374       $ 1,153,809          $2,673,903        $2,296,782
  Interest and fees on loans held for sale                         23,703            47,350              48,829           105,930
  Interest and dividends on securities available for sale
    Taxable interest                                              224,910           208,012             455,532           405,596
    Tax-exempt interest                                             6,492             7,871              13,327            15,807
    Dividends (1)                                                  17,749            15,906              34,772            31,542
  Interest on funds sold                                           24,505            16,528              43,843            32,003
  Interest on deposits in other banks                                 232               184                 567             1,892
  Other interest                                                    7,084             2,876              12,105             4,954
                                                            --------------   ---------------      --------------   ---------------
      Total interest income                                     1,672,049         1,452,536           3,282,878         2,894,506
                                                            --------------   ---------------      --------------   ---------------
Interest Expense
  Interest on deposits                                            590,255           391,627           1,145,217           785,766
  Interest on funds purchased                                     154,561           172,391             297,394           341,688
  Interest on other short-term borrowings                          25,673            16,797              44,619            37,085
  Interest on long-term debt                                      132,530            86,919             244,025           175,347
                                                            --------------   ---------------      --------------   ---------------
      Total interest expense                                      903,019           667,734           1,731,255         1,339,886
                                                            --------------   ---------------      --------------   ---------------
Net Interest Income                                               769,030           784,802           1,551,623         1,554,620
Provision for loan losses                                          27,693            48,822              49,985            90,817
                                                            --------------   ---------------      --------------   ---------------
Net interest income after provision for loan losses               741,337           735,980           1,501,638         1,463,803
                                                            --------------   ---------------      --------------   ---------------
Noninterest Income
  Trust income                                                    125,350           126,285             255,639           252,605
  Service charges on deposit accounts                             112,589           107,067             223,855           213,181
  Other charges and fees                                           48,773            49,368              96,221            95,910
  Retail investment services                                       30,550            26,001              61,348            49,516
  Credit card and other fees                                       24,378            28,222              46,469            51,349
  Mortgage production related income                               20,474            47,650              39,167           101,165
  Mortgage servicing related income                                 7,692             5,178              15,414             8,134
  Corporate and institutional investment services                  35,321            16,310              54,992            34,990
  Trading account profits and commissions                          (1,442)           11,437              10,571            22,026
  Other noninterest income                                         38,754            31,546              68,753            48,649
  Securities gains (losses)                                         1,531             3,879               8,393             3,147
                                                            --------------   ---------------      --------------   ---------------
      Total noninterest income                                    443,970           452,943             880,822           880,672
                                                            --------------   ---------------      --------------   ---------------
Noninterest Expense
  Salaries and other compensation                                 365,251           389,261             736,336           772,196
  Employee benefits                                                41,411            41,535              98,335            95,918
  Equipment expense                                                50,667            49,799             102,305            95,088
  Net occupancy expense                                            49,890            49,937              99,950            97,606
  Outside processing and software                                  44,388            38,749              85,999            73,523
  Marketing and customer development                               27,855            23,875              50,157            45,665
  Merger-related expenses                                          18,183            17,547              31,816            31,391
  Amortization of intangible assets                                 8,777             8,965              17,771            17,902
  Other noninterest expense                                       113,362           116,247             201,430           230,326
                                                            --------------   ---------------      --------------   ---------------
      Total noninterest expense                                   719,784           735,915           1,424,099         1,459,615
                                                            --------------   ---------------      --------------   ---------------
Income before provision for income taxes                          465,523           453,008             958,361           884,860
Provision for income taxes                                        148,054           159,345             321,453           309,460
                                                            --------------   ---------------      --------------   ---------------
      Net Income                                                $ 317,469         $ 293,663           $ 636,908         $ 575,400
                                                            ==============   ===============      ==============   ===============

Average common  shares - diluted                              302,140,506       322,448,490         304,439,570       322,406,414
Average common shares - basic                                 298,985,834       318,315,379         301,223,533       318,203,347
Net income per average common share - diluted                      $ 1.05            $ 0.91              $ 2.09            $ 1.78
Net income per average common share - basic                          1.06              0.92                2.11              1.81
Dividends declared per common share                                 0.370             0.345               0.740             0.690
(1) Includes dividends on common stock of
      The Coca-Cola Company                                         8,206             7,722              16,411            15,445
See notes to consolidated financial statements


                           Consolidated Balance Sheets


                                                                                 June 30          December 31           June 30
(Dollars in thousands) (Unaudited)                                                2000                1999               1999
                                                                             ----------------    ---------------    ----------------
Assets
  Cash and due from banks                                                        $ 2,847,699        $ 3,909,687         $ 3,786,251
  Trading account                                                                    668,709            259,547             240,648
  Securities available for sale (1)                                               17,382,207         18,317,297          18,384,169
  Funds sold                                                                       1,621,189          1,609,679           1,417,290
  Loans held for sale                                                              1,345,694          1,531,787           2,408,689

  Loans                                                                           71,450,408         66,002,831          62,922,406
  Allowance for loan losses                                                         (874,484)          (871,323)           (941,444)
                                                                             ----------------    ---------------    ----------------
      Net loans                                                                   70,575,924         65,131,508          61,980,962

  Premises and equipment                                                           1,631,331          1,636,484           1,618,936
  Intangible assets                                                                  800,728            804,632             819,020
  Customers' acceptance liability                                                    173,964            192,045             350,865
  Other assets                                                                     2,703,365          1,997,302           2,213,051
                                                                             ----------------    ---------------    ----------------
      Total assets                                                               $99,750,810        $95,389,968         $93,219,881
                                                                             ================    ===============    ================

Liabilities and Shareholders' Equity
  Noninterest-bearing deposits                                                   $13,719,684        $14,200,522         $13,441,890
  Interest-bearing deposits                                                       54,956,751         45,900,007          46,918,195
                                                                             ----------------    ---------------    ----------------
      Total deposits                                                              68,676,435         60,100,529          60,360,085
  Funds purchased                                                                 10,159,988         15,911,917          13,558,897
  Other short-term borrowings                                                      1,419,499          2,259,010           1,761,156
  Long-term debt                                                                   7,200,459          4,967,346           4,519,796
  Guaranteed preferred beneficial interests in debentures                          1,050,000          1,050,000           1,050,000
  Acceptances outstanding                                                            173,964            192,045             350,865
  Other liabilities                                                                3,491,511          3,282,259           3,426,415
                                                                             ----------------    ---------------    ----------------
      Total liabilities                                                           92,171,856         87,763,106          85,027,214
                                                                             ----------------    ---------------    ----------------

  Preferred stock, no par value; 50,000,000 shares authorized; none issued                 -                  -                   -
  Common stock, $1.00 par value                                                      323,163            323,163             323,012
  Additional paid in capital                                                       1,272,178          1,293,387           1,303,609
  Retained earnings                                                                5,873,963          5,461,351           4,930,193
  Treasury stock and other                                                        (1,357,018)        (1,013,861)            (93,762)
                                                                             ----------------    ---------------    ----------------
      Realized shareholders' equity                                                6,112,286          6,064,040           6,463,052
  Accumulated other comprehensive income                                           1,466,668          1,562,822           1,729,615
                                                                             ----------------    ---------------    ----------------
      Total shareholders' equity                                                   7,578,954          7,626,862           8,192,667
                                                                             ----------------    ---------------    ----------------
      Total liabilities and shareholders' equity                                 $99,750,810        $95,389,968         $93,219,881
                                                                             ================    ===============    ================

Common shares outstanding                                                        301,931,828        308,353,207         321,632,977
Common shares authorized                                                         750,000,000        500,000,000         500,000,000
Treasury shares of common stock                                                   21,230,929         14,809,550           1,379,469

(1) Includes net unrealized gains on securities available for sale               $ 2,371,237        $ 2,527,705         $ 2,805,074

See notes to consolidated financial statements



                      Consolidated Statements of Cash Flows

                                                                                       Six Months
                                                                                     Ended June 30
                                                                         ---------------------------------------
(Dollars in thousands) (Unaudited)                                              2000                 1999
                                                                         -------------------    ----------------
Cash flows from operating activities:
  Net income                                                                  $ 636,908           $ 575,400
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation, amortization and accretion                                  149,776             138,982
      Provisions for loan losses and foreclosed property                         50,192              92,972
      Amortization of compensation element of restricted stock                    4,726               6,741
      Securities gains                                                           (8,393)             (3,147)
      Net gain on sale of non-interest earning assets                            (7,888)            (14,106)
      Net decrease in loans held for sale                                       186,093           1,137,918
      Net increase in accrued interest receivable,
        prepaid expenses and other assets                                    (1,213,778)           (194,446)
      Net increase in accrued interest payable,
        accrued expenses and other liabilities                                  269,566              53,393
                                                                         ---------------    ----------------
        Net cash provided by operating activities                                67,202           1,793,707
                                                                         ---------------    ----------------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                   1,239,752           2,286,636
  Proceeds from sales of securities available for sale                          667,038           1,839,713
  Purchases of securities available for sale                                 (1,128,413)         (5,522,642)
  Net increase in loans                                                      (5,491,330)         (1,429,064)
  Capital expenditures                                                          (70,479)           (166,306)
  Proceeds from the sale of assets                                               12,766              23,181
  Loan recoveries                                                                28,795              35,045
                                                                         ---------------    ----------------
    Net cash used in investing activities                                    (4,741,871)         (2,933,437)
                                                                         ---------------    ----------------

Cash flows from financing activities:
  Net increase in deposits                                                    8,575,906           1,326,802
  Net decrease in funds purchased
   and other short-term borrowings                                           (6,591,440)           (612,766)
  Proceeds from the issuance of long-term debt                                3,113,839              90,272
  Repayment of long-term debt                                                  (880,726)           (328,345)
  Proceeds from the exercise of stock options                                     7,543                   -
  Proceeds from stock issuance                                                   13,202              11,063
  Proceeds used in the acquisition of stock                                    (389,837)                  -
  Dividends paid                                                               (224,296)           (220,589)
                                                                         ---------------    ----------------
    Net cash provided by financing activities                                 3,624,191             266,437
                                                                         ---------------    ----------------
Net decrease in cash and cash equivalents                                    (1,050,478)           (873,293)
Cash and cash equivalents at beginning of year                                5,519,366           6,076,834
                                                                         ---------------    ----------------
Cash and cash equivalents at end of period                                  $ 4,468,888         $ 5,203,541
                                                                         ===============    ================

Supplemental Disclosure
Interest paid                                                               $ 1,675,409         $ 1,363,341
Income taxes paid                                                               269,144             239,106

See notes to consolidated financial statements

                 Consolidated Statements of Shareholders' Equity



                                                                                                       Accumulated
                                                         Additional                      Treasury        Other
                                            Common        Paid in        Retained       Stock and     Comprehensive
(Dollars in thousands) (Unaudited)          Stock         Capital        Earnings        Other*          Income          Total
                                            ----------------------------------------------------------------------------------------
Balance, January 1, 1999                     $322,485     $ 1,293,011     $4,575,382      $ (100,441)     $2,088,207    $ 8,178,644
Net income                                          -               -        575,400               -               -        575,400
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                         -               -              -               -        (358,592)      (358,592)
                                                                                                                     ---------------
Total comprehensive income                          -               -              -               -               -        216,808
Cash dividends declared, $0.690 per share           -               -       (220,589)              -               -       (220,589)
Exercise of stock options                         470           6,714              -               -               -          7,184
Amortization of compensation element
   of restricted stock                              -               -              -           6,741               -          6,741
Issuance of stock for employee benefit plans       57           3,884              -             (62)              -          3,879
                                            ----------------------------------------------------------------------------------------
Balance, June 30, 1999                       $323,012     $ 1,303,609     $4,930,193       $ (93,762)     $1,729,615    $ 8,192,667
                                            ========================================================================================


Balance, January 1, 2000                     $323,163     $ 1,293,387     $5,461,351     $(1,013,861)     $1,562,822    $ 7,626,862
Net income                                          -               -        636,908               -               -        636,908
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                         -               -              -               -         (96,154)       (96,154)
                                                                                                                     ---------------
Total comprehensive income                          -               -              -               -               -        540,754
Cash dividends declared, $0.740 per share           -               -       (224,296)              -               -       (224,296)
Exercise of stock options                           -         (16,529)             -          24,072               -          7,543
Acquisition of treasury stock                       -               -              -        (389,837)              -       (389,837)
Restricted stock activity                           -            (594)             -             594               -              -
Amortization of compensation element
   of restricted stock                              -               -              -           4,726               -          4,726
Issuance of stock for employee benefit plans        -          (4,086)             -          17,288               -         13,202
                                            ----------------------------------------------------------------------------------------
Balance, June 30, 2000                       $323,163     $ 1,272,178     $5,873,963     $(1,357,018)     $1,466,668    $ 7,578,954
                                            ========================================================================================




* Balance at June 30, 1999 includes $29,493 for treasury stock and $64,269 for compensation element of restricted stock.
   Balance at June 30, 2000 includes $1,306,813 for treasury stock and $50,205 for compensation element of restricted stock.

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

Note 2 - Acquisitions
For the first six months of 2000, $31.8 million of merger-related charges were recorded compared to $31.4 million in 1999. These charges included $0.6 million in accelerated depreciation and amortization based upon estimates of systems integration timetables, $0.8 million in severance and $30.4 million in system integration costs. SunTrust expects to record additional merger-related charges of approximately $10.7 million through the remainder of year 2000.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. In June of 1999, SFAS No. 133 was amended by SFAS No. 137, which delays the effective date of implementation until fiscal years beginning after June 15, 2000. SunTrust will adopt SFAS No. 133 effective January 1, 2001. In June of 2000, SFAS No. 133 was amended by SFAS 138, which addresses issues related to implementation difficulties. SunTrust completed an in-depth analysis to determine the effects of the implementation and currently it is not expected to have a material impact on SunTrust's financial position or results of operations.

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

Comprehensive income for the six months ended June 30, 2000 and 1999 is calculated as follows:
(In thousands)



                                                                         Before                               Net of
                                                                       Income Tax         Income Tax       Income Tax
                                                                       ----------         ----------       ----------
Unrealized losses, net, recognized in other comprehensive income:
      Six months ended June 30, 2000                                  $ (156,468)        $ (60,314)        $ (96,154)
      Six months ended June 30, 1999                                    (574,651)         (216,059)         (358,592)


                                                                          2000               1999
Amounts reported in net income:
   Gain (loss) on sale of securities                                      $ 8,393           $ 3,147
   Net (accretion) amortization                                            (4,622)            2,999
                                                                    --------------  ----------------
   Reclassification adjustment                                              3,771             6,146
   Income tax expense                                                      (1,454)           (2,311)
                                                                    --------------  ----------------
   Reclassification adjustment, net of tax                                $ 2,317           $ 3,835
                                                                    ==============  ================
Amounts reported in other comprehensive income:
   Unrealized loss arising during period, net of tax                    $ (93,837)       $ (354,757)
   Reclassification adjustment, net of tax                                 (2,317)           (3,835)
                                                                    --------------  ----------------
      Net unrealized losses recognized in
         other comprehensive income                                       (96,154)         (358,592)
Net income                                                                636,908           575,400
                                                                    --------------  ----------------
Total comprehensive income                                              $ 540,754         $ 216,808
                                                                    ==============  ================


Note 6 - Earnings Per Share Reconciliation
Net income is the same in the calculation of basic and diluted EPS. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the six months ended June 30, 2000 and 1999 is included in the following table.




                        Computation of Per Share Earnings
                      (In thousands, except per share data)




                                                     Three Months                              Six Months
                                                     Ended June 30                            Ended June 30
                                               -------------------------------    --------------------------------------
                                                2000               1999                 2000                 1999
                                               ------------   ----------------    -----------------    -----------------
Basic

Net income                                       $ 317,469          $ 293,663            $ 636,908            $ 575,400
                                               ------------   ----------------    -----------------    -----------------

Average common shares                              298,986            318,315              301,224              318,203
                                               ------------   ----------------    -----------------    -----------------

Earnings per common share - basic                   $ 1.06             $ 0.92               $ 2.11               $ 1.81
                                               ============   ================    =================    =================

Diluted

Net income                                       $ 317,469          $ 293,663            $ 636,908            $ 575,400
                                               ------------   ----------------    -----------------    -----------------

Average common shares outstanding                  298,986            318,315              301,224              318,203
Effect of dilutive securities:
     Stock options                                   1,351              2,467                1,431                2,554
     Performance restricted stock                    1,804              1,666                1,785                1,649
                                               ------------   ----------------    -----------------    -----------------
Average diluted common shares                      302,141            322,448              304,440              322,406
                                               ------------   ----------------    -----------------    -----------------

Earnings per common share - diluted                 $ 1.05             $ 0.91               $ 2.09               $ 1.78
                                               ============   ================    =================    =================


                                                            10

Note 7 - Segment Reporting
Effective January 1, 2000, the Company significantly modified management's internal reporting system with the consolidation of its individual bank charters. In prior periods, the Company's reportable segments were based on legal entities that were aligned along geographic regions. With the consolidation of the bank charters, SunTrust Bank is now one legal entity with Florida, Georgia, Tennessee, Alabama and Mid-Atlantic regions (which includes Virginia, Maryland and the District of Columbia). As a result of the changes to the legal entity structure, as well as the changes made to management's internal system used to evaluate operating segment performance, prior periods have not been reported because it is not practicable to restate prior period results to conform to the current reporting methods or to present current year results based on prior period reportable segments.

The Company's reportable segments as of June 30, 2000 are determined based on management's internal reporting approach. The reportable segments are comprised of the four regions of Florida, Georgia, Tennessee (which includes the branches in Alabama) and Mid-Atlantic, in addition to Corporate and Investment Banking and Parent/Other. Each geographic operating segment provides a wide array of banking services to consumer and commercial customers and earns interest income from loans made to customers. In addition, these geographic segments recognize certain fees related to trust, deposit, lending and other services provided to customers. The Corporate and Investment Banking segment consists of corporate banking for the large corporate and identified industry specialties, as well as SunTrust Equitable Securities and SunTrust Leasing. The Parent/Other segment consists primarily of the Company's credit card bank and nonbank subsidiaries as well as certain treasury and corporate expenses. The Treasury/Reconciling Items Segment includes the net impact of transfer pricing on loan and deposit balances, the cost of external debt, gains and losses on the investment portfolio, income taxes and other amounts necessary to reconcile the Company's internal management accounting practices described below to the consolidated financial statements.

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

The following tables disclose selected financial information for SunTrust's reportable business segments for the three months and six months ended June 30, 2000.



                                                     Three Months Ended June 30, 2000
                           ------------------------------------------------------------------------------------------------

                                                                                           Corporate &
                                                                                            Investment
(In thousands)                 Florida         Georgia       Tennessee     Mid-Atlantic      Banking      Parent/Other
                           ------------------------------------------------------------------------------------------------
Net interest income           $    213,282    $    126,336   $    58,004    $    180,260    $     60,100    $      1,781

Noninterest income
                                   138,766          85,290        38,371          93,999          33,211         379,325
Noninterest expense
                                   204,344         126,636        59,591         155,970          41,798         398,726
                           ------------------------------------------------------------------------------------------------
Income before taxes                147,704          84,990        36,784         118,289          51,513        (17,620)
Income tax expense
                                         -               -             -               -               -        (22,057)
                           ------------------------------------------------------------------------------------------------
Net income                    $    147,704    $     84,990   $    36,784    $    118,289    $     51,513    $      4,437
                           ================================================================================================

Average total assets          $ 21,465,873    $ 12,278,943   $ 6,131,066    $ 12,533,716    $ 16,684,548    $ 32,583,276
                           ================================================================================================

Revenues from external
  customers
Total net interest income     $    213,162    $    126,273   $    57,966    $    180,260    $     60,100    $      2,002
Total noninterest income
                                   109,593          70,129        30,116          80,401          32,884         133,119
                           ------------------------------------------------------------------------------------------------
   Total income               $    322,755    $    196,402   $    88,082    $    260,661    $     92,984    $    135,121
                           ================================================================================================

Revenues from affiliates
Total net interest income     $        120    $         63   $        38    $          -    $          -    $      (221)
Total noninterest income
                                    29,173          15,161         8,255          13,598             327         246,206
                           ------------------------------------------------------------------------------------------------
   Total income               $     29,293    $     15,224   $     8,293    $     13,598    $        327    $    245,985
                           ================================================================================================



                                 Three Months Ended June 30, 2000
                          --------------------------------------------------

                           Treasury/
                          Reconciling
(In thousands)               Items           Eliminations     Consolidated
                          --------------------------------------------------

Net interest income        $    129,267 (1)   $           -    $    769,030
Noninterest income              (12,272)(2)       (312,720)         443,970
Noninterest expense              73,132 (3)       (312,720)         747,477
                          --------------------------------------------------
Income before taxes              43,863                   -         465,523
Income tax expense              170,111 (4)               -         148,054
                          --------------------------------------------------
Net income                 $   (126,248)      $           -    $    317,469
                          ==================================================

Average total assets       $ 54,088,329       $(58,268,497)    $ 97,497,254
                          ==================================================

Revenues from external
  customers
Total net interest income  $    129,267       $           -    $    769,030
Total noninterest income        (12,272)                  -         443,970

                          --------------------------------------------------
   Total income            $    116,995       $           -    $  1,213,000
                          ==================================================

Revenues from affiliates
Total net interest income  $          -       $           -    $          -
Total noninterest income              -           (312,720)               -
                          --------------------------------------------------
   Total income            $          -       $   (312,720)    $          -
                          ==================================================




                                                           Six Months Ended June 30, 2000
                            -----------------------------------------------------------------------------------------------

                                                                                             Corporate &
                                                                                              Investment
(In thousands)                  Florida         Georgia        Tennessee     Mid-Atlantic      Banking      Parent/Other
                            -----------------------------------------------------------------------------------------------
Net interest income            $    422,133    $    256,106     $  117,244    $    358,507    $    126,809    $      1,322
Noninterest income                  273,700         173,257         74,822         193,290          62,976         745,817
Noninterest expense                 412,417         257,555        119,398         330,339          83,597         763,557
                            -----------------------------------------------------------------------------------------------
Income before taxes                 283,416         171,808         72,668         221,458         106,188         (16,418)
Income tax expense                        -               -              -               -               -         (25,799)
                            -----------------------------------------------------------------------------------------------
Net income                     $    283,416    $    171,808     $   72,668    $    221,458    $    106,188    $      9,381
                            ===============================================================================================

Average total assets           $ 21,083,452    $ 11,710,878     $6,041,042    $ 12,468,960    $ 16,390,782    $ 29,780,093
                            ===============================================================================================

Revenues from external
  customers
Total net interest income      $    421,906    $    256,004     $  117,172    $    358,507    $    126,809    $      1,723
Total noninterest income            220,746         143,517         58,999         158,639          62,118         239,545
                            -----------------------------------------------------------------------------------------------
   Total income                $    642,652    $    399,521     $  176,171    $    517,146    $    188,927    $    241,268
                            ===============================================================================================

Revenues from affiliates
Total net interest income      $        227    $        102     $       72    $          -    $          -    $       (401)
Total noninterest income             52,954          29,740         15,823          34,651             858         506,272
                            -----------------------------------------------------------------------------------------------
   Total income                $     53,181    $     29,842     $   15,895    $     34,651    $        858    $    505,871
                            ===============================================================================================






                                    Six  Months Ended June 30, 2000
                          ----------------------------------------------------

                             Treasury/
                            Reconciling
(In thousands)                 Items            Eliminations    Consolidated
                          ----------------------------------------------------

Net interest income          $    269,502  (1)   $          -     $ 1,551,623
Noninterest income                 (2,742) (2)       (640,298)        880,822
Noninterest expense               147,519  (3)       (640,298)      1,474,084
                          ----------------------------------------------------
Income before taxes               119,241                   -         958,361
Income tax expense                347,252  (4)              -         321,453
                          ----------------------------------------------------
Net income                   $   (228,011)       $          -     $   636,908
                          ====================================================

Average total assets         $ 55,237,671        $(56,257,559)    $96,455,319
                          ====================================================

Revenues from external
  customers
Total net interest income    $    269,502        $          -     $ 1,551,623
Total noninterest income           (2,742)                  -         880,822
                          ----------------------------------------------------
   Total income              $    266,760        $          -     $ 2,432,445
                          ====================================================

Revenues from affiliates
Total net interest income    $          -        $          -     $         -
Total noninterest income                -            (640,298)              -
                          ----------------------------------------------------
   Total income              $          -        $   (640,298)    $         -
                          ====================================================






 (1) The Company's reconciliation of total segment results to consolidated results includes adjustments for funds transfer pricing credits and charges related to funds provided and funds used, credits for loan loss reserves, and credits for equity.

 (2) Includes the effect of sales of securities, sales of fixed assets and other items.

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

SunTrust has 1,151 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the internet, through 1,981 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the second quarter of 2000 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the six months ended June 30, 2000 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record operating earnings of $329.3 million and $657.6 million for the second quarter and first six months of 2000, an increase of 6.7% and 9.5% compared with $308.5 million and $600.6 million in the same periods of 1999 (excluding after-tax merger-related charges of $11.8 million, $20.7 million, $14.8 million and $25.2 million for the second quarter and the first six months of 2000 and 1999, respectively). Diluted earnings per share, adjusted for merger charges, grew 14.0% to $1.09 and 16.0% to $2.16 from $0.96 and $1.86 in the same periods last year. Reported net income was $317.5 million, or $1.05 per diluted share for the second quarter and $636.9 million, or $2.09 per diluted share for the first six months of 2000. Net income growth for the first six months of 2000 compared to 1999 was impacted by lower loan loss provision resulting from the fourth quarter credit card sale, lower expense levels, and a lower effective tax rate.


Selected Quarterly Financial Data                                                                                     Table 1
(Dollars in millions except per share data)                                      Quarters
                                              --------------------------------------------------------------------------------
                                                            2000                                    1999
                                              --------------------------------------------------------------------------------
                                                    2                1               4               3                2
                                              --------------   --------------   -------------   -------------   --------------
Summary of Operations
Interest and dividend income                      $ 1,672.0        $ 1,610.8       $ 1,559.4       $ 1,506.4        $ 1,452.5
Interest expense                                      903.0            828.2           763.4           711.4            667.8
                                              --------------   --------------   -------------   -------------   --------------
Net interest income                                   769.0            782.6           796.0           795.0            784.7
Provision for loan losses                              27.7             22.3            33.1            46.5             48.8
                                              --------------   --------------   -------------   -------------   --------------
Net interest income after
  provision for loan losses                           741.3            760.3           762.9           748.5            735.9
Noninterest income(1)                                 444.0            436.9           299.2           446.1            452.9
Noninterest expense(2)                                719.8            704.3           753.9           691.8            735.9
                                              --------------   --------------   -------------   -------------   --------------
Income before provision for income
  taxes and extraordinary gain                        465.5            492.8           308.2           502.8            452.9
Provision for income taxes                            148.0            173.4            81.0           181.4            159.2
                                              --------------   --------------   -------------   -------------   --------------
Income before extraordinary gain                      317.5            319.4           227.2           321.4            293.7
Extraordinary gain, net of taxes(3)                       -                -           202.6               -                -
                                              --------------   --------------   -------------   -------------   --------------
Net income                                          $ 317.5          $ 319.4         $ 429.8         $ 321.4          $ 293.7
                                              ==============   ==============   =============   =============   ==============
Net interest income (taxable-equivalent)            $ 778.7          $ 792.1         $ 806.5         $ 805.4          $ 795.4

Per common share
Diluted
  Income before extraordinary gain                   $ 1.05           $ 1.04          $ 0.71          $ 1.00           $ 0.91
  Extraordinary gain, net of taxes                        -                -            0.64               -                -
                                              --------------   --------------   -------------   -------------   --------------
  Net income                                           1.05             1.04            1.35            1.00             0.91
Basic
  Income before extraordinary gain                     1.06             1.05            0.72            1.01             0.92
  Extraordinary gain, net of taxes                        -                -            0.64               -                -
                                              --------------   --------------   -------------   -------------   --------------
  Net income                                           1.06             1.05            1.36            1.01             0.92

Dividends declared                                    0.370            0.370           0.345           0.345            0.345
Book value                                            25.10            23.51           24.73           24.50            25.47
Market price
   High                                               66.00            68.06           76.00           70.88            73.00
   Low                                                45.06            46.81           64.19           61.56            63.06
   Close                                              45.69            57.75           68.81           65.75            69.44

Selected Average Balances
Total assets                                      $97,497.3       $ 95,413.4      $ 94,804.6      $ 92,447.7       $ 92,304.2
Earning assets                                     88,200.6         85,857.5        84,447.9        82,517.2         81,329.1
Loans                                              69,830.6         67,030.0        64,941.7        62,859.8         61,973.8
Total deposits(4)                                  66,866.4         65,550.3        58,284.0        58,423.6         57,743.7
Realized shareholders' equity                       5,948.9          6,023.3         6,496.4         6,522.5          6,328.2
Total shareholders' equity                          7,195.9          7,476.2         8,083.1         8,210.7          8,322.5

Common shares - diluted (thousands)                 302,141          306,739         317,701         322,223          322,448
Common shares - basic (thousands)                   298,986          303,461         313,706         318,239          318,315

Financial Ratios(5)
ROA                                                    1.34  %          1.38  %         1.85  %         1.42  %          1.32  %
ROE                                                   21.46            21.33           26.25           19.55            18.61
Net interest margin                                    3.55             3.71            3.79            3.87             3.92



(1) Includes securities losses of $114.9 million for the fourth quarter of 1999 related to the securities portfolio repositioning.
(2) Includes merger-related expenses of $18.2 million and $13.6 million for the second and first quarters of 2000 and $7.1 million, $7.1 million, $17.6 million and $13.8 million for the fourth, third, second and first quarters of 1999, respectively.
(3) Represents the gain on sale of the Company's consumer credit card portfolio during the fourth quarter of 1999, net of $124.6 million in taxes.
(4) Includes brokered and foreign deposits of $12.9 and $12.2 billion for the second and first quarters of 2000 and $4.1 billion, $4.5 billion, $4.2 billion and $3.6 billion for the fourth, third, second and first quarters of 1999, respectively.
(5) Calculated excluding net unrealized gains on securities available for sale because the net unrealized gains are not included in income.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)



                                                                            Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                           June 30, 2000                              March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                Average         Income/       Yields/        Average        Income/      Yields/
                                                Balances        Expense        Rates        Balances        Expense       Rates
------------------------------------------------------------------------------------------------------------------------------------
Assets
Loans:(1)
  Taxable                                        $ 68,789.8      $ 1,354.7        7.92 %      $65,975.8      $1,293.9        7.89 %
  Tax-exempt(2)                                     1,040.8           19.8        7.65          1,054.2          19.6        7.48
                                                 -------------------------------------        -----------------------------------
    Total loans                                    69,830.6        1,374.5        7.92         67,030.0       1,313.5        7.88
Securities available for sale:
  Taxable                                          14,483.6          242.7        6.74         15,032.5         247.6        6.63
  Tax-exempt(2)                                       470.0            8.9        7.65            508.5           9.4        7.42
                                                 -------------------------------------        ------------------------------------
    Total securities available for sale            14,953.6          251.6        6.77         15,541.0         257.0        6.65
Funds sold                                          1,537.5           24.5        6.41          1,309.5          19.3        5.94
Loans held for sale                                 1,279.7           23.7        7.45          1,437.1          25.1        7.03
Other short-term investments(2)                       599.2            7.4        4.95            539.9           5.4        4.02
                                                 -------------------------------------        -----------------------------------

    Total earning assets                           88,200.6        1,681.7        7.67         85,857.5       1,620.3        7.59
Allowance for loan losses                            (873.8)                                     (874.7)
Cash and due from banks                             3,322.7                                     3,395.3
Premises and equipment                              1,627.5                                     1,627.8
Other assets                                        3,204.3                                     3,058.3
Unrealized gains on securities
 available for sale                                 2,016.0                                     2,349.2
                                                 -------------------------------------        -----------------------------------

    Total assets                                 $ 97,497.3                                   $95,413.4
                                                 =====================================        ===================================


Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                      $ 20,194.3        $ 155.7        3.10 %      $20,397.8       $ 146.1        2.88 %
  Savings                                           6,449.1           55.1        3.43          6,659.4          53.8        3.25
  Consumer time                                    10,023.1          129.4        5.19          9,599.9         116.6        4.89
  Other time                                        4,024.7           58.1        5.80          3,756.0          49.4        5.29
  Brokered deposits                                 2,760.9           43.9        6.40          2,585.0          38.4        5.97
  Foreign deposits                                 10,162.9          148.0        5.86          9,605.0         150.7        6.31
                                                 -------------------------------------        -----------------------------------

    Total interest-bearing deposits                53,615.0          590.2        4.43         52,603.1         555.0        4.24
Funds purchased                                    10,268.0          154.6        6.05         10,465.1         142.8        5.49
Other short-term borrowings                         1,546.9           25.7        6.67          1,402.2          18.9        5.43
Long-term debt                                      8,070.9          132.5        6.60          6,952.9         111.5        6.45
                                                 -------------------------------------        -----------------------------------

    Total interest-bearing liabilities             73,500.8          903.0        4.94         71,423.3         828.2        4.66
Noninterest-bearing deposits                       13,251.5                                    12,947.2
Other liabilities                                   3,549.0                                     3,566.7
Realized shareholders' equity                       5,948.9                                     6,023.3
Accumulated other comprehensive income              1,247.1                                     1,452.9
                                                 -------------------------------------        -----------------------------------

    Total liabilities and shareholders' equity   $ 97,497.3                                   $95,413.4
                                                 =====================================        ===================================

Interest rate spread                                                              2.73 %                                     2.93 %
                                                 -------------------------------------        -----------------------------------


Net Interest Income                                                $ 778.7                                    $ 792.1
                                                 -------------------------------------        -----------------------------------


Net Interest Margin(3)                                                            3.55 %                                     3.71 %
                                                 -------------------------------------        -----------------------------------





(1) Interest income includes loan fees of $32.8, $31.7, and $34.7 in the quarters ended June 30, March 31, 2000, and June 30,1999 and $65.3 and $68.1 in the six months ended June 30, 2000 and 1999. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $9.6, $9.5, and $10.7 in the quarters ended June 30, March 31, 2000, and June 30,1999 and $19.2 and $21.5 in the six months ended June 30, 2000 and 1999.



              Quarter Ended                                               Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
June 30, 1999                                             June 30, 2000                    June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
   Average         Income/       Yields/       Average         Income/      Yields/        Average        Income/       Yields/
   Balances        Expense        Rates        Balances        Expense       Rates         Balances       Expense        Rates
------------------------------------------------------------------------------------------------------------------------------------
     $60,837.0      $1,140.4         7.52 %     $67,382.8       $2,648.6        7.90  %     $60,418.2       $2,269.0        7.57 %
       1,136.7          20.0         7.07         1,047.5           39.4        7.56          1,160.8           41.2        7.16
------------------------------------------------------------------------------------------------------------------------------------
      61,973.7       1,160.4         7.51        68,430.3        2,688.0        7.90         61,579.0        2,310.2        7.57

      14,415.3         224.4         6.24        14,758.1          490.3        6.68         14,045.7          438.0        6.29
         566.2          11.5         8.10           489.2           18.3        7.53            569.9           23.0        8.13
------------------------------------------------------------------------------------------------------------------------------------
      14,981.5         235.9         6.31        15,247.3          508.6        6.71         14,615.6          461.0        6.36
       1,321.8          16.5         5.02         1,423.5           43.8        6.19          1,283.2           32.0        5.03
       2,759.4          47.3         6.88         1,358.4           48.8        7.23          3,214.2          105.9        6.65
         292.7           3.1         4.26           569.6           12.8        4.51            316.7            6.9        4.41
------------------------------------------------------------------------------------------------------------------------------------
      81,329.1       1,463.2         7.22        87,029.1        3,302.0        7.63         81,008.7        2,916.0        7.26
       (949.1)                                    (874.3)                                     (949.5)
       3,599.7                                    3,359.0                                     3,594.3
       1,598.1                                    1,627.7                                     1,564.0
       3,502.5                                    3,131.3                                     3,535.0

       3,223.9                                    2,182.6                                     3,249.6
------------------------------------------------------------------------------------------------------------------------------------
     $92,304.2                                  $96,455.4                                   $92,002.1
====================================================================================================================================

     $19,833.1       $ 126.5         2.56 %     $20,296.0        $ 301.8        2.99  %     $19,703.3        $ 253.7        2.60 %
       7,003.4          49.9         2.86         6,554.3          108.9        3.34          6,981.7          100.5        2.90
       9,815.2         116.2         4.75         9,811.5          246.0        5.04          9,915.0          237.5        4.83
       4,011.9          48.8         4.88         3,890.3          107.5        5.56          4,121.3          100.8        4.93
           3.3                       4.87         2,673.0           82.3        6.20              1.7              -           -
       4,170.8          50.3         4.84         9,884.0          298.7        6.08          3,910.9           93.3        4.81
------------------------------------------------------------------------------------------------------------------------------------
      44,837.7         391.7         3.50        53,109.1        1,145.2        4.34         44,633.9          785.8        3.55
      14,849.3         172.4         4.66        10,366.6          297.4        5.77         14,817.5          341.7        4.65
       1,448.1          16.8         4.65         1,474.5           44.6        6.09          1,611.7           37.1        4.64
       5,741.4          86.9         6.07         7,511.9          244.0        6.53          5,764.2          175.3        6.13
------------------------------------------------------------------------------------------------------------------------------------
      66,876.5         667.8         4.00        72,462.1        1,731.2        4.80         66,827.3        1,339.9        4.04
      12,906.0                                   13,099.3                                    12,688.0
       4,199.2                                    3,557.9                                     4,251.7
       6,328.2                                    5,986.1                                     6,224.7
       1,994.3                                    1,350.0                                     2,010.4
------------------------------------------------------------------------------------------------------------------------------------
     $92,304.2                                  $96,455.4                                   $92,002.1
====================================================================================================================================

                                     3.22 %                                     2.83  %                                     3.22 %
------------------------------------------------------------------------------------------------------------------------------------
                     $ 795.4                                    $1,570.8                                    $1,576.1
------------------------------------------------------------------------------------------------------------------------------------
                                     3.92 %                                     3.63  %                                     3.92 %
------------------------------------------------------------------------------------------------------------------------------------



(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position increased net interest income $0.8, $5.8 in the quarters ended June 30, 2000 and 1999, decreased net interest income $0.7 in the quarter ended March 31, 2000, and increased net interest income $0.1 and $10.7 in the six months ended June 30, 2000 and 1999. Without these swaps, the net interest margin would have been 3.55%, 3.71%, and 3.89% in the quarters ended June 30 and March 31, 2000, and June 30,1999,and 3.63% and 3.90% for the six months ended June 30, 2000 and 1999.

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

Management estimates the Company's net interest income for the next twelve months would decline 1.0% under a gradual increase in interest rates of 100 basis points, versus the projection under stable rates. Net interest income would increase by less than 1.0% under a gradual decrease in interest rates of 100 basis points, versus the projection under stable rates.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Net Interest Income/Margin. SunTrust's net interest margin was 3.63% for the first six months of 2000, a decrease of 29 basis points from the first six months of 1999, primarily attributable to the rising rate environment, the sale of the Company's $1.5 billion higher yielding consumer credit card portfolio in the fourth quarter of 1999 and additional purchases under the SunTrust stock repurchase program. Compared to the first six months of 1999, the rate on earning assets increased 37 basis points to 7.63% in the first six months of 2000 and the rate on interest bearing liabilities increased 76 basis points to 4.80% primarily due to the rising rates on purchased liabilities and increased reliance on purchased liabilities to fund growth.

Interest income that SunTrust was unable to recognize on nonperforming loans had a negative impact of 2 and 1 basis points on the net interest margin in the first six months of 2000 and 1999, respectively.

Noninterest Income. Noninterest income in the second quarter and first six months of 2000, adjusted to exclude the effect of securities gains and losses, decreased $6.6 million, or 1.5% and $5.1 million, or 0.8%, from the comparable periods last year. The decrease primarily relates to mortgage production income which decreased $62.0 million, or 61.3% for the first six months of 2000, due to a drop in refinancing activities resulting from the rising rate environment. Included in credit card and other fees is debit card interchange income of $14.6 million and $27.9 million for second quarter and the first six months of 2000 compared to $18.8 million and $33.7 million in the same periods of 1999. Trust income, SunTrust's largest source of noninterest income, increased $3.0 million, or 1.2% for the first six months of 2000 compared to the same period last year. Net new businesss in 2000 has not grown as much as the same period in 1999, and the market value of trust assets under management is down to $92.8 billion in June 2000, from $95.5 billion in June 1999. The Company expects that lower than historical growth rates will continue throughout the year 2000.

Other income in the second quarter of 2000 includes $2.5 million in net gains on the sale of mortgage and student loans. The third quarter of 1999 includes a $6.8 million gain on the sale of student loans. The second quarter of 1999 includes an $8.5 million gain on the sale of student loans. In addition, the Company incurred securities losses of $114.9 million during the fourth quarter of 1999 primarily related to a portfolio repositioning program undertaken by the Company.


Noninterest Income                                                                                                    Table 3
(In millions)
                                                                                      Quarters
                                                       -----------------------------------------------------------------------
                                                                    2000                               1999
                                                       -----------------------------------------------------------------------
                                                            2               1             4              3             2
                                                       -------------   ------------   -----------    -----------   -----------
Trust income                                              $ 125.3        $ 130.3       $ 123.8        $ 126.4       $ 126.3
Service charges on deposit accounts                         112.6          111.3         113.3          111.6         107.1
Miscellaneous charges and fees                               48.8           47.4          48.1           49.0          49.3
Retail investment services                                   30.5           30.8          24.0           23.9          26.0
Credit card and other fees                                   24.4           22.1          25.7           29.2          28.2
Mortgage production related income                           20.5           18.7          25.2           26.7          47.6
Mortgage servicing related income                             7.7            7.7           7.5           11.5           5.1
Corporate and institutional investment services              35.3           19.7          19.6           13.2          16.3
Trading account profits and commissions                      (1.4)          12.0           6.9            6.2          11.4
Other income                                                 38.8           30.0          20.0           45.8          31.7
Securities gains (losses)                                     1.5            6.9        (114.9)           2.6           3.9
                                                       -------------   ------------   -----------    -----------   -----------
  Total noninterest income                                $ 444.0          $ 436.9       $ 299.2        $ 446.1       $ 452.9
                                                       =============   ============   ===========    ===========   ===========



Noninterest Expense. Noninterest expense decreased $16.1 million, or 2.2% and $35.5 million, or 2.4% in the second quarter and first six months of 2000 compared to the same periods last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, decreased $24.1 million, or 5.6% and $33.3 million, or 3.9% from the earlier periods. The reduction in other compensation of $15.8 compared to the same quarter last year is due to adjustments of business line incentive plan expense which occurred during the second quarter. The efficiency ratio in the second quarter of 2000 improved to 58.87%, a decrease from 58.95% in the second quarter of 1999. In 1999, merger-related expenses included additional severance, accelerated depreciation and system conversion costs. In the second quarter of 2000, these merger-related expenses primarily related to accelerated depreciation and miscellaneous integration costs. Merger-related expenses were $18.2 million and $13.6 million for the second and first quarters of 2000 and $7.1 million, $7.1 million,$17.6 million and $13.8 million for the fourth, third, second and first quarters of 1999, respectively.




Noninterest Expense                                                                                               Table 4
(In millions)
                                                                                   Quarters
                                                      --------------------------------------------------------------------
                                                                   2000                              1999
                                                      --------------------------------------------------------------------
                                                           2              1              4             3            2
                                                      -------------   -----------    ----------    ----------   ----------
Salaries                                                $ 292.1         $ 287.3       $ 287.1       $ 288.5      $ 300.4
Other compensation                                         73.1            83.8          93.9          80.9         88.9
Employee benefits                                          41.4            56.9          40.2          39.7         41.5
Equipment expense                                          50.7            51.6          55.4          48.0         49.8
Net occupancy expense                                      49.9            50.1          50.0          49.8         49.9
Outside processing and software                            44.4            41.6          39.8          37.0         38.7
Marketing and customer development                         27.9            22.3          35.0          24.7         23.9
Postage and delivery                                       16.3            16.7          17.3          16.3         17.4
Communications                                             15.4            15.2          16.1          16.5         17.6
Credit and collection services                             16.0            14.3          15.1          17.8         19.2
Merger-related expenses                                    18.2            13.6           7.1           7.1         17.6
Operating supplies                                         12.6            12.2          13.6          10.7         14.3
Consulting and legal                                       18.2            11.8          18.5          13.0         15.6
Amortization of intangible assets                           8.8             9.0           6.3           8.6          9.0
Other expense                                              34.8            17.9          58.5          33.2         32.1
                                                      -------------   -----------    ----------    ----------   ----------
  Total noninterest expense                             $ 719.8         $ 704.3       $ 753.9       $ 691.8      $ 735.9
                                                      =============   ===========    ==========    ==========   ==========

Efficiency ratio                                           58.9 %          57.3 %        68.2 %        55.3 %       58.9 %

Provision for Loan Losses. The SunTrust Allowance Committee meets at least quarterly to assess the adequacy of the allowance, analyze provision and charge-off trends and affirm allowance methodology. As a result of this review process, the committee deemed the allowance as of June 30, 2000 to be adequate to cover losses inherent in the loan portfolio. The adequacy of the allowance is evaluated based on historical loss rates, specifically analyzed loans and other internal and external factors that affect credit risk. These other factors, such as the rising interest rate environment of the last six quarters, increasing consumer debt levels, recent volatility in the financial markets, and known current events that affect the Company's primary market area, are key elements in the assessment of the adequacy of the allowance because of their impact on borrowers' repayment capacity.

Charge-offs in the second quarter of 2000 were lower than in the same period last year, mainly due to the sale of the consumer credit card portfolio. The Company anticipates that higher levels of problem loans in the corporate market, particularly in the industry segments referenced below, will lead to a slight increase in net charge-offs during the rest of 2000. Nonperforming loans increased from June 30, 1999, primarily due to structural changes in the healthcare industry. Other industry sectors, however, are beginning to feel pressure from rising interest rates and the softening economy, leading SunTrust to anticipate further increases in nonperforming loans during the remainder of the year. Besides healthcare, the Company is concerned about weakening in textiles and agri-business, particularly poultry products.

SunTrust lowered the provision for loan losses in the first six months of 2000 to $50.0 million from $90.8 million in the same period last year. This reduction in the provision is almost entirely due to the sale of the Company's consumer credit card portfolio in November 1999. The credit card portfolio previously accounted for up to $20 million in net charge-offs and provision expense each quarter. The ratio of net charge-offs to average loans dropped to .14% from .26% one year ago. Total provision exceeded net charge-offs by $3.2 million.

At June 30, 2000, SunTrust's allowance for loan losses totaled $874.5 million which was 1.22% of period loans and 309.6% of total nonperforming loans. Both ratios decreased from the second quarter of 1999. As of June 30, 1999, the allowance totaled $941.4 million, or 1.50% of period loans and 392.9% of total nonperforming loans. These decreases are primarily attributable to the sale of the consumer credit card portfolio, which had a relatively high level of allowance for loan losses and no nonperforming loans.


Summary of Loan Loss Experience                                                                                          Table 5
(Dollars in millions)
                                                                                  Quarters
                                             ------------------------------------------------------------------------------------
                                                            2000                                      1999
                                             ------------------------------------------------------------------------------------
                                                    2                 1                4                 3                2
                                             --------------    --------------   --------------    --------------   --------------

Allowance for Loan Losses
  Balances - beginning of quarter                $ 874.0           $ 871.3          $ 947.2           $ 941.4          $ 952.6
  Allowance from acquisitions and
     other activity - net                              -                 -                -               0.1            (13.4)
  Provision for loan losses                         27.7              22.3             33.1              46.5             48.8

  Charge-offs:
      Commercial                                   (23.5)            (16.3)           (84.4)            (21.4)           (24.0)
      Real estate:
        Construction                                (0.1)                -             (0.3)             (1.1)            (0.1)
        Residential mortgages                       (2.2)             (2.2)            (4.8)             (3.5)            (3.6)
        Other                                       (0.9)             (0.3)            (1.1)             (0.9)            (2.6)
      Credit card                                   (0.9)             (1.2)           (18.6)            (18.2)           (19.4)
      Other consumer loans                         (12.6)            (15.3)           (14.6)            (11.6)           (13.7)
                                             --------------  --------------   --------------    --------------   --------------
      Total charge-offs                            (40.2)            (35.3)          (123.8)            (56.7)           (63.4)
                                             --------------  --------------   --------------    --------------   --------------

  Recoveries:
      Commercial                                     4.6               4.6              3.7               3.8              4.0
      Real estate:
        Construction                                   -               0.1                -               0.1              0.4
        Residential mortgages                        0.7               0.6              0.2               1.6              0.8
        Other                                        0.2               1.8              1.6               0.6              1.3
      Credit card                                    0.6               1.5              2.7               2.7              3.3
      Other consumer loans                           6.9               7.1              6.6               7.1              7.0
                                             --------------  --------------   --------------    --------------   --------------
      Total recoveries                              13.0              15.7             14.8              15.9             16.8
                                             --------------  --------------   --------------    --------------   --------------
      Net charge-offs                              (27.2)            (19.6)          (109.0)            (40.8)           (46.6)
                                             --------------  --------------   --------------    --------------   --------------
                                             --------------  --------------   --------------    --------------   --------------
  Balance - end of quarter                       $ 874.5           $ 874.0          $ 871.3           $ 947.2          $ 941.4
                                             ==============  ==============   ==============    ==============   ==============

Quarter-end loans outstanding                 $ 71,450.4        $ 68,614.4       $ 66,002.8        $ 64,189.3       $ 62,922.4
Average loans                                   69,830.6          67,030.0         64,941.7          62,859.8         61,973.7

Allowance to quarter-end loans                      1.22 %            1.27 %           1.32 %            1.48 %           1.50 %
Allowance to nonperforming loans                   309.6             306.8            350.0             398.6            392.9
Net charge-offs to average loans
  (annualized)                                      0.16              0.12             0.67              0.26             0.30
Provision to average loans (annualized)             0.16              0.13             0.20              0.29             0.32
Recoveries to total charge-offs                     32.3              44.5             12.0              28.0             26.5



Nonperforming Assets                                                                                              Table 6
(Dollars in millions)
                                                         2000                                   1999
                                           -------------------------------------------------------------------------------
                                             June 30         March 31         December 31     September 30     June 30
                                           -------------   --------------   ---------------  ----------------  -----------
Nonperforming Assets
  Nonaccrual loans:
      Commercial                              $ 149.1          $ 129.6         $ 105.0           $ 82.3          $ 85.4
      Real Estate:
        Construction                              1.8              4.7             9.0             11.8            14.0
        Residential mortgages                    75.6             84.0            82.6             85.9            80.7
        Other                                    27.4             37.8            34.9             45.8            48.0
      Consumer loans                             28.6             28.8            17.4             11.8            11.5
                                           -------------   --------------   -------------   --------------   -------------
          Total nonaccrual loans                282.5            284.9           248.9            237.6           239.6
  Restructured loans                                -                -               -              0.1               -
                                           -------------   --------------   -------------   --------------   -------------
          Total nonperforming loans             282.5            284.9           248.9            237.7           239.6
  Other real estate owned                        23.2             27.0            26.8             24.2            28.2
                                           -------------   --------------   -------------   --------------   -------------
    Total nonperforming assets                $ 305.7          $ 311.9         $ 275.7          $ 261.9         $ 267.8
                                           =============   ==============   =============   ==============   =============

  Ratios:
    Nonperforming loans to total loans           0.40 %           0.42 %          0.38 %           0.37 %          0.38 %
    Nonperforming assets to total loans
      plus other real estate owned               0.43             0.45            0.42             0.41            0.43

Accruing Loans Past Due
  90 Days or More                             $ 189.4          $ 160.1         $ 117.4          $ 113.1         $ 101.7







Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets have increased 10.9%, or $30.0 million since December 31, 1999 and increased 14.2%, or $37.9 million since June 30, 1999. Much of the increase since June 30, 1999 occurred in healthcare credits, an industry sector that continues to experience structural change and intense market pressures.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first six months of 2000, an additional $7.4 million of interest income would have been recorded if all nonaccrual and restructured loans had been accruing interest according to their original contract terms. Interest income recognized on nonperforming loans using the cash basis in the first six months of 2000 was $7.7 million.


Loan Portfolio by Types of Loans                                                                                Table 7
(In millions)

                                                2000                                        1999
                                 ---------------------------------------------------------------------------------------
                                    June 30           March 31        December 31       September 30        June 30
                                 ---------------   ---------------   ---------------   ---------------   ---------------

Commercial                         $ 30,209.5        $ 29,639.6        $ 26,933.5        $ 24,918.3        $ 24,772.2
Real estate:
  Construction                        2,647.2           2,600.8           2,457.1           2,348.0           2,240.8
  Residential mortgages              20,295.0          19,643.1          19,619.3          18,696.6          18,237.1
  Other                               7,851.5           7,937.4           7,794.9           7,656.1           7,523.5
Credit card                              75.4              98.7              77.4           1,497.2           1,476.6
Other consumer loans                 10,371.8           8,694.8           9,120.6           9,073.1           8,672.2
                                 ---------------   ---------------   ---------------   ---------------   ---------------
  Total loans                      $ 71,450.4        $ 68,614.4        $ 66,002.8        $ 64,189.3        $ 62,922.4
                                 ===============   ===============   ===============   ===============   ===============



Loans. Total loans at June 30, 2000 were $71.5 billion, an increase of $8.5 billion or 13.6% from June 30, 1999. The Company recorded significant loan growth in commercial loans and other consumer loans, up 21.9% and 19.6% from June 30, 1999, respectively, while continuing to realize steady growth in its residential mortgage portfolio (up 11.3%), as customers shifted from fixed rate to adjustable rate mortgages. Of the $20.3 billion in residential mortgages at June 30, 2000, $2.1 billion were home equity loans, which also demonstrated significant growth (14.3%) in the last twelve months. The drop in credit card loans from June 30, 1999 reflects te sale of the Company's $1.5 billion consumer credit card portfolio during the fourth quarter of 1999.

Income Taxes. The provision for income taxes was $148.1 million and $321.5 in the second quarter and first six months of 2000 compared to $159.3 million and $309.5 in the same periods last year. This represents a 34% effective tax rate for the six months ended June 30, 2000, compared to 35% for the same period last year.

Securities available for sale. Securities in the investment portfolio are classified as available-for-sale and are carried at market value with unrealized gains and losses, net of any tax effect, included in accumulated other comprehensive income and added to or deducted from realized shareholders' equity to determine total shareholders' equity. The investment portfolio continues to be proactively managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. The portfolio yield increased from an average of 6.31% in the second quarter of 1999 to 6.77% in the second quarter of 2000 primarily due to the repositioning of the securities portfolio during the fourth quarter of 1999 to take advantage of higher market rates.

At June 30, 2000 the portfolio size (measured at amortized cost) decreased by $800 million from December 31, 2000. At June 30, 2000, approximately 3% of the portfolio consisted of U.S. Treasury securities, 15% U.S. government agency securities, 47% mortgage-backed securities, 8% asset-backed securities, 20% corporate bonds, 3% municipal securities and 4% other securities. Most of SunTrust's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At June 30, 2000, the carrying value of the securities portfolio was $2.4 billion over amortized cost, consisting of a $2.8 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company and other unrealized net losses. The market value of this common stock investment increased $507.0 million during the second quarter of 2000, which did not affect the net income of SunTrust, but was included in comprehensive income.

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

Total deposits consist of consumer deposits, commercial deposits and purchased deposits. The purchased deposits include foreign and brokered deposits. Total deposits as of June 30, 2000 grew $8.3 billion, or 13.8%, from June 30, 1999. Consumer and commercial deposits decreased $443.9 million, or 0.8% while purchased deposits grew $8.8 billion, or 165.2%. Consumer and commercial deposits represented 80.7% of average deposits for the second quarter of 2000 compared to 92.8% for the same period of 1999.

Net borrowed funds, which primarily include short term funds purchased and sold, purchased deposits, other short term borrowings and long term debt, were $32.8 billion for the second quarter of 2000 compared with $26.2 billion for the same period in 1999. The increase is primarily due to the Company's increased use of purchased deposits and long term debt. Net borrowed funds were 37.2% of average earning assets for the second quarter of 2000 as compared to 32.2% in the same period a year ago.

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

When acting in a dealer capacity for customers, SunTrust will enter into offsetting positions to eliminate exposure to interest rate and market risk. Derivative instruments used to manage the bank's interest rate sensitivity and the generation of revenue through its trading activities as of June 30, 2000 are shown in Table 8.


Derivative Instruments                                                                                            Table 8
(Dollars in thousands)
                                                                                                  Estimated Fair Value
                                                                                      ----------------------------------------------
                                                  Weighted
                                                  Average    Average
                                   Notional       Maturity  Received      Average     Carrying    Unrealized   Unrealized
                                   Balance       In Months    Rate       Pay Rate     amount(1)     Gains        Losses         Net
                                  -------------------------------------------------------------------------------------------------



Hedges on Lending Commitments
  Forward Contracts               $ 1,824,250          2          -  %        -  %     $     -     $   266     $ (8,637)   $ (8,371)
Hedges on Foreign Currency
  Forward Contracts                   971,002          3          -           -              -      14,854       (9,075)      5,779
Interest Rate Swaps                 1,797,106         45       6.60        6.31         (1,083)     18,860      (10,595)      7,182
Interest Rate Caps/Floors             756,989         27       5.26 (2)       -         (2,741)      1,240            -      (1,501)
Futures Contracts                     288,000         20          -           -              -       1,037           (2)      1,035
Options Contracts                      20,000          1       6.50 (2)       -              -           -            -           -
                                                                                                                           ---------
      Total Derivatives                                                                                                     $ 4,124
                                                                                                                           =========

(1) Carrying  amount  includes  accrued  interest   receivable  or  payable  and
    unamortized premiums.

(2) Average option strike price.


Derivative contracts used in the management of interest rate volatility and trading activities increased net interest income by $0.8 million and $0.1 million in the second quarter and first six months of 2000.



Capital Ratios                                                                                                           Table 9
(Dollars in millions)
                                                          2000                                        1999
                                          ---------------------------------------------------------------------------------------
                                             June 30            March 31         December 31        September 30      June 30
                                          ---------------    ----------------   --------------    ---------------  --------------
Tier 1 capital                               $ 6,648.7           $ 6,484.3        $ 6,579.6         $ 7,065.0        $ 6,973.2
Total capital                                 10,342.7             9,754.8          9,939.1          10,314.7         10,543.1
Risk-weighted assets                          95,571.5            88,973.4         87,866.1          84,458.9         83,192.0
Risk-based ratios:
  Tier 1 capital                                  6.95 %              7.28 %           7.48 %            8.36 %           8.38 %
  Total capital                                  10.82               10.96            11.31             12.21            12.67
Tier 1 leverage ratio                             7.00                7.00             7.17              7.91             7.86
Total shareholders' equity to assets              7.60                7.40             8.00              8.45             8.79





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


On August 10, 1999, the Board of Directors authorized the purchase of up to 15 million shares of SunTrust common stock. In 2000, SunTrust purchased 1,159,200 shares of SunTrust common stock to complete the August 10, 1999 authorization. On February 8, 2000, the Board of Directors authorized the purchase of up to 12 million shares of SunTrust common stock. As of August 2, 2000, SunTrust has purchased 10,105,542 shares of common stock under this authorization. On August 8, 2000, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock of the Company, including 1,894,458 shares remaining under the authorization to purchase shares of February 8, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
          None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K
         None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of August, 2000.


                              SunTrust Banks, Inc.
                                  (Registrant)



                               /s/ W.P. O'Halloran
                               -------------------
                              William P. O'Halloran
                      Senior Vice President and Controller
                           (Chief Accounting Officer)