Form 10-Q
period 2000-09-30
SUNTRUST BANKS INC
filed 2000-11-14
CIK 750556

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


                For the Quarterly Period Ended September 30, 2000
                -------------------------------------------------
                          Commission File Number 1-8918

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

                               Yes __X__ No _____

At October 31, 2000, 296,212,991 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

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



                         PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year 2000.

                        Consolidated Statements of Income
                        ---------------------------------

                                                                   Three Months                            Nine Months
                                                                Ended September 30                     Ended September 30
                                                         ----------------------------------      --------------------------------
(Dollars in thousands except per share data)(Unaudited)       2000                1999                 2000             1999
                                                         ---------------    ---------------      --------------    --------------
Interest Income
  Interest and fees on loans                                $ 1,455,601        $ 1,198,087          $4,129,504        $3,494,869
  Interest and fees on loans held for sale                       28,462             37,931              77,291           143,861
  Interest and dividends on securities available for sale
    Taxable interest                                            224,364            225,120             679,896           630,716
    Tax-exempt interest                                           6,334              7,622              19,661            23,429
    Dividends (1)                                                15,549             16,580              50,321            48,122
  Interest on funds sold                                         26,636             17,928              70,479            49,931
  Interest on deposits in other banks                               138                448                 705             2,340
  Other interest                                                  7,132              2,726              19,237             7,680
                                                         ---------------    ---------------      --------------    --------------
      Total interest income                                   1,764,216          1,506,442           5,047,094         4,400,948
                                                         ---------------    ---------------      --------------    --------------
Interest Expense
  Interest on deposits                                          651,536            413,039           1,796,753         1,198,805
  Interest on funds purchased                                   176,278            188,651             473,672           530,339
  Interest on other short-term borrowings                        22,123             21,373              66,742            58,458
  Interest on long-term debt                                    142,829             88,399             386,854           263,746
                                                         ---------------    ---------------      --------------    --------------
      Total interest expense                                    992,766            711,462           2,724,021         2,051,348
                                                         ---------------    ---------------      --------------    --------------
Net Interest Income                                             771,450            794,980           2,323,073         2,349,600
Provision for loan losses                                        30,540             46,517              80,525           137,334
                                                         ---------------    ---------------      --------------    --------------
Net interest income after provision for loan losses             740,910            748,463           2,242,548         2,212,266
                                                         ---------------    ---------------      --------------    --------------
Noninterest Income
  Trust income                                                  121,803            126,376             377,442           378,981
  Service charges on deposit accounts                           116,875            111,644             340,730           324,825
  Other charges and fees                                         54,672             48,976             150,896           144,886
  Retail investment services                                     24,022             23,854              85,370            73,370
  Credit card and other fees                                     24,250             29,143              70,719            80,492
  Mortgage production related income                             23,809             26,697              62,975           127,861
  Mortgage servicing related income                               7,906             11,408              23,319            19,541
  Corporate and institutional investment services                35,972             13,174              90,964            48,164
  Trading account profits and commissions                         4,924              6,181              15,495            28,207
  Other noninterest income                                       33,586             46,081             102,338            94,732
  Securities gains (losses)                                        (586)             2,534               7,807             5,681
                                                         ---------------    ---------------      --------------    --------------
      Total noninterest income                                  447,233            446,068           1,328,055         1,326,740
                                                         ---------------    ---------------      --------------    --------------
Noninterest Expense
  Salaries and other compensation                               361,411            369,355           1,097,747         1,141,551
  Employee benefits                                              39,488             39,707             137,823           135,625
  Net occupancy expense                                          51,915             49,796             151,865           147,402
  Equipment expense                                              47,191             48,039             149,496           143,127
  Outside processing and software                                42,385             36,942             128,384           110,465
  Marketing and customer development                             25,315             24,685              75,472            70,350
  Merger-related expenses                                         8,255              7,116              40,071            38,507
  Amortization of intangible assets                               8,889              8,588              26,660            26,491
  Other noninterest expense                                     121,721            107,556             323,151           337,881
                                                         ---------------    ---------------      --------------    --------------
      Total noninterest expense                                 706,570            691,784           2,130,669         2,151,399
                                                         ---------------    ---------------      --------------    --------------
Income before provision for income taxes                        481,573            502,747           1,439,934         1,387,607
Provision for income taxes                                      154,753            181,341             476,206           490,801
                                                         ---------------    ---------------      --------------    --------------
      Net Income                                              $ 326,820          $ 321,406           $ 963,728         $ 896,806
                                                         ===============    ===============      ==============    ==============

Average common  shares - diluted                            298,558,479        322,222,668         302,464,897       322,344,492
Average common shares - basic                               295,574,838        318,238,977         299,326,891       318,215,354
Net income per average common share - diluted                    $ 1.10             $ 1.00              $ 3.19            $ 2.78
Net income per average common share - basic                        1.11               1.01                3.22              2.82
Dividends declared per common share                               0.370              0.345               1.110             1.035
(1) Includes dividends on common stock of
      The Coca-Cola Company                                       8,205              7,723              24,616            23,168

See notes to consolidated financial statements


                           Consolidated Balance Sheets
                           ---------------------------


                                                                              September 30         December 31       September 30
(Dollars in thousands) (Unaudited)                                                2000                1999               1999
                                                                            -----------------    ---------------    --------------
Assets
  Cash and due from banks                                                        $ 3,200,930        $ 3,909,687        $ 3,573,746
  Interest-bearing deposits in other banks                                            10,410             22,237             41,519
  Trading account                                                                    745,087            259,547            164,820
  Securities available for sale (1)                                               17,098,832         18,317,297         18,123,340
  Funds sold                                                                       1,427,318          1,587,442          1,426,098
  Loans held for sale                                                              1,495,836          1,531,787          1,377,560

  Loans                                                                           72,113,649         66,002,831         64,189,310
  Allowance for loan losses                                                         (874,490)          (871,323)          (947,239)
                                                                            -----------------    ---------------     --------------
      Net loans                                                                   71,239,159         65,131,508         63,242,071

  Premises and equipment                                                           1,618,907          1,636,484          1,632,184
  Intangible assets                                                                  812,079            804,632            831,478
  Customers' acceptance liability                                                    177,504            192,045            361,114
  Other assets                                                                     2,719,990          1,997,302          1,981,472
                                                                            -----------------    ---------------     --------------
      Total assets                                                             $ 100,546,052        $95,389,968        $92,755,402
                                                                            =================    ===============     ==============

Liabilities and Shareholders' Equity
  Noninterest-bearing deposits                                                  $ 13,060,887        $14,200,522        $13,128,979
  Interest-bearing deposits                                                       56,091,983         45,900,007         45,515,083
                                                                            -----------------    ---------------     --------------
      Total deposits                                                              69,152,870         60,100,529         58,644,062
  Funds purchased                                                                  9,301,754         15,911,917         15,136,501
  Other short-term borrowings                                                      2,019,907          2,259,010          1,403,607
  Long-term debt                                                                   7,284,903          4,967,346          5,275,178
  Guaranteed preferred beneficial interests in debentures                          1,050,000          1,050,000          1,050,000
  Acceptances outstanding                                                            177,504            192,045            361,114
  Other liabilities                                                                3,861,311          3,282,259          3,046,860
                                                                            -----------------    ---------------     --------------
      Total liabilities                                                           92,848,249         87,763,106         84,917,322
                                                                            -----------------    ---------------     --------------

  Preferred stock, no par value; 50,000,000 shares authorized; none issued                 -                  -                  -
  Common stock, $1.00 par value                                                      323,163            323,163            323,171
  Additional paid in capital                                                       1,269,792          1,293,387          1,306,910
  Retained earnings                                                                6,090,868          5,461,351          5,140,985
  Treasury stock and other                                                        (1,551,714)        (1,013,861)          (214,379)
                                                                            -----------------    ---------------     --------------
      Realized shareholders' equity                                                6,132,109          6,064,040          6,556,687
  Accumulated other comprehensive income                                           1,565,694          1,562,822          1,281,393
                                                                            -----------------    ---------------     --------------
      Total shareholders' equity                                                   7,697,803          7,626,862          7,838,080
                                                                            -----------------    ---------------     --------------
      Total liabilities and shareholders' equity                               $ 100,546,052        $95,389,968        $92,755,402
                                                                            =================    ===============     ==============

Common shares outstanding                                                        297,791,574        308,353,207        319,889,489
Common shares authorized                                                         750,000,000        500,000,000        500,000,000
Treasury shares of common stock                                                   25,371,183         14,809,550          3,281,942

(1) Includes net unrealized gains on securities available for sale               $ 2,461,858        $ 2,527,705        $ 2,072,970

See notes to consolidated financial statements

                      Consolidated Statements of Cash Flows
                      -------------------------------------

                                                                                      Nine Months
                                                                                   Ended September 30
                                                                   ---------------------------------------------------
(Dollars in thousands) (Unaudited)                                          2000                         1999
                                                                   ------------------------       --------------------
Cash flows from operating activities:
  Net income                                                                     $ 963,728                  $ 896,806
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation, amortization and accretion                                     225,334                    193,561
      Provisions for loan losses and foreclosed property                            80,812                    140,574
      Amortization of compensation element of restricted stock                       6,654                     11,699
      Securities gains                                                              (7,807)                    (5,681)
      Net gain on sale of non-interest earning assets                               (9,511)                   (25,251)
      Net decrease in loans held for sale                                           35,950                  2,169,046
      Net (increase) decrease in accrued interest receivable,
        prepaid expenses and other assets                                       (1,361,522)                    53,033
      Net increase (decrease) in accrued interest payable,
        accrued expenses and other liabilities                                     647,772                    (42,281)
                                                                   ------------------------       --------------------
        Net cash provided by operating activities                                  581,410                  3,391,506
                                                                   ------------------------       --------------------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                      1,760,361                  3,383,067
  Proceeds from sales of securities available for sale                             857,153                  3,180,276
  Purchases of securities available for sale                                    (1,470,717)                (8,429,871)
  Net increase in loans                                                         (6,183,700)                (2,731,796)
  Capital expenditures                                                             (96,677)                  (208,936)
  Proceeds from the sale of assets                                                   7,888                     36,206
  Loan recoveries                                                                   45,255                     50,955
                                                                   ------------------------       --------------------
    Net cash used in investing activities                                       (5,080,437)                (4,720,099)
                                                                   ------------------------       --------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                            9,052,341                   (389,221)
  Net (decrease) increase in funds purchased
   and other short-term borrowings                                              (6,849,266)                   607,289
  Proceeds from the issuance of long-term debt                                   3,440,444                  1,100,961
  Repayment of long-term debt                                                   (1,122,887)                  (583,652)
  Proceeds from the exercise of stock options                                        8,584                          -
  Proceeds from stock issuance                                                      18,579                     17,980
  Proceeds used in the acquisition of stock                                       (595,265)                  (128,508)
  Restricted stock activity                                                              -                       (524)
  Dividends paid                                                                  (334,211)                  (331,203)
                                                                   ------------------------       --------------------
    Net cash provided by financing activities                                    3,618,319                    293,122
                                                                   ------------------------       --------------------
Net decrease in cash and cash equivalents                                         (880,708)                (1,035,471)
Cash and cash equivalents at beginning of year                                   5,519,366                  6,076,834
                                                                   ------------------------       --------------------
Cash and cash equivalents at end of period                                     $ 4,638,658                $ 5,041,363
                                                                   ========================       ====================

Supplemental Disclosure
Interest paid                                                                  $ 2,622,071                $ 2,081,129
Income taxes paid                                                                  432,938                    300,259

See notes to consolidated financial statements


                 Consolidated Statements of Shareholders' Equity
                 -----------------------------------------------

                                                                                                     Accumulated
                                                             Additional                   Treasury       Other
                                                  Common      Paid in      Retained      Stock and   Comprehensive
(Dollars in thousands) (Unaudited)                Stock       Capital      Earnings        Other*        Income           Total
                                             --------------------------------------------------------------------------------------
Balance, January 1, 1999                         $322,485   $ 1,293,011   $4,575,382     $ (100,441)   $2,088,207      $ 8,178,644
Net income                                              -             -      896,806              -             -          896,806
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                             -             -            -              -      (806,814)        (806,814)
                                                                                                                  -----------------
Total comprehensive income                                                                                                  89,992
Cash dividends declared, $1.035 per share               -             -     (331,203)             -             -         (331,203)
Exercise of stock options                             575         6,483            -          2,552             -            9,610
Acquisition of treasury stock                           -             -            -       (128,508)            -         (128,508)
Restricted stock activity                              10           706            -         (1,240)            -             (524)
Amortization of compensation element
   of restricted stock                                  -             -            -         11,699             -           11,699
Issuance of stock for employee benefit plans          101         6,710            -          1,559             -            8,370
                                             --------------------------------------------------------------------------------------
Balance, September 30, 1999                      $323,171   $ 1,306,910   $5,140,985     $ (214,379)   $1,281,393      $ 7,838,080
                                             ======================================================================================


Balance, January 1, 2000                         $323,163   $ 1,293,387   $5,461,351    $(1,013,861)   $1,562,822      $ 7,626,862
Net income                                              -             -      963,728              -             -          963,728
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                             -             -            -              -         2,872            2,872
                                                                                                                  -----------------
Total comprehensive income                                                                                                 966,600
Cash dividends declared, $1.110 per share               -             -     (334,211)             -             -         (334,211)
Exercise of stock options                               -       (17,487)           -         26,071             -            8,584
Acquisition of treasury stock                           -             -            -       (595,265)            -         (595,265)
Restricted stock activity                               -          (682)           -            682             -                -
Amortization of compensation element
   of restricted stock                                  -             -            -          6,654             -            6,654
Issuance of stock for employee benefit plans            -        (5,426)           -         24,005             -           18,579
                                             --------------------------------------------------------------------------------------
Balance, September 30, 2000                      $323,163   $ 1,269,792   $6,090,868    $(1,551,714)   $1,565,694      $ 7,697,803
                                             ======================================================================================


* Balance at September 30, 1999 includes $153,980 for treasury stock and $60,399 for compensation element of restricted stock. Balance at September
   30, 2000 includes $1,504,501 for treasury stock and $47,213 for compensation element of restricted stock.

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

Note 2 - Acquisitions
For the first nine months of 2000, $40.1 million of merger-related charges related to the Crestar acquisition were recorded compared to $38.5 million in 1999. These charges included $0.9 million in accelerated depreciation and amortization based upon estimates of systems integration timetables, $0.8 million in severance and $38.4 million in system integration costs. Substantially all merger-related expenses have now been incurred.

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

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. This statement could increase volatility in earnings and other comprehensive income. In June of 1999, SFAS No. 133 was amended by SFAS No. 137, which delays the effective date of implementation until fiscal years beginning after June 15, 2000. In June of 2000, SFAS No. 133 was amended by SFAS 138, which addresses issues related to implementation difficulties. SunTrust will adopt SFAS No. 133 effective January 1, 2001. SunTrust has completed an in-depth analysis to determine the effects of the implementation and currently it is not expected to have a material impact on SunTrust's financial position or results of operations.

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

Comprehensive income for the nine months ended September 30, 2000 and 1999 is calculated as follows:
(In thousands)

                                                                      Before                                         Net of
                                                                    Income Tax             Income Tax              Income Tax
                                                                    ----------             ----------              ----------

Unrealized gain (loss), net, recognized in other comprehensive income:
      Nine months ended September 30, 2000                            $ (65,847)            $ (68,719)                $ 2,872
      Nine months ended September 30, 1999                           (1,306,755)             (499,941)               (806,814)


                                                                   2000                    1999
                                                                  ------                  ------
Amounts reported in net income:
   Gain on sale of securities                                           $ 7,807               $ 5,681
   Net (accretion) amortization                                          (7,343)                1,616
                                                             ------------------- ---------------------
   Reclassification adjustment                                              464                 7,297
   Income tax expense                                                      (484)               (2,792)
                                                             ------------------- ---------------------
   Reclassification adjustment, net of tax                                $ (20)              $ 4,505
                                                             =================== =====================
Amounts reported in other comprehensive income:
   Unrealized gain (loss) arising during period, net of tax             $ 2,852            $ (802,309)
   Reclassification adjustment, net of tax                                   20                (4,505)
                                                             ------------------- ---------------------
      Net unrealized gain (loss) recognized in
         other comprehensive income                                       2,872              (806,814)
Net income                                                              963,728               896,806
                                                             ------------------- ---------------------
Total comprehensive income                                            $ 966,600              $ 89,992
                                                             =================== =====================

       ------------------------------------------------------------------

Note 6 - Earnings Per Share Reconciliation
Net income is the same in the calculation of basic and diluted EPS. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the nine months ended September 30, 2000 and 1999 is included in the following table.

                        Computation of Per Share Earnings
                      (In thousands, except per share data)


                                                     Three Months                                    Nine Months
                                                  Ended September 30                             Ended September 30
                                    -------------------------------------------     ---------------------------------------------
                                            2000                  1999                      2000                   1999
                                    ---------------------- --------------------     ---------------------- ----------------------
Basic

Net income                                      $ 326,820            $ 321,406                  $ 963,728              $ 896,806
                                    ---------------------- --------------------     ---------------------- ----------------------

Average common shares                             295,575              318,239                    299,327                318,215
                                    ---------------------- --------------------     ---------------------- ----------------------

Earnings per common share - basic                  $ 1.11               $ 1.01                     $ 3.22                 $ 2.82
                                    ====================== ====================     ====================== ======================

Diluted

Net income                                      $ 326,820            $ 321,406                  $ 963,728              $ 896,806
                                    ---------------------- --------------------     ---------------------- ----------------------

Average common shares outstanding                 295,575              318,239                    299,327                318,215
Effect of dilutive securities:
     Stock options                                  1,158                2,274                      1,339                  2,460
     Performance restricted stock                   1,825                1,710                      1,799                  1,669
                                    ---------------------- --------------------     ---------------------- ----------------------
Average diluted common shares                     298,558              322,223                    302,465                322,344
                                    ---------------------- --------------------     ---------------------- ----------------------

Earnings per common share - diluted                $ 1.10               $ 1.00                     $ 3.19                 $ 2.78
                                    ====================== ====================     ====================== ======================

       ------------------------------------------------------------------

Note 7 - Segment Reporting
Effective January 1, 2000, the Company significantly modified management's internal reporting system with the consolidation of its individual bank charters. In prior periods, the Company's reportable segments were based on legal entities that were aligned along geographic regions. With the consolidation of the bank charters, SunTrust Bank is now one legal entity with Florida, Georgia, Tennessee, Alabama and Mid-Atlantic regions (which includes Virginia, Maryland and the District of Columbia). As a result of the changes to the legal entity structure, as well as the changes made to management's internal system used to evaluate operating segment performance, prior periods have not been reported because it is not practical to restate prior period results to conform to the current reporting methods or to present current year results based on prior period reportable segments.

The Company's reportable segments as of September 30, 2000 are determined based on management's internal reporting approach. The reportable segments are comprised of the four regions of Florida, Georgia, Tennessee (which includes the branches in Alabama) and Mid-Atlantic, in addition to Corporate and Investment Banking and Parent/Other. Each geographic operating segment provides a wide array of banking services to consumer and commercial customers and earns interest income from loans made to customers. In addition, these geographic segments recognize certain fees related to trust, deposit, lending and other services provided to customers. The Corporate and Investment Banking segment consists of corporate banking for the large corporate and identified industry specialties, as well as SunTrust Equitable Securities and SunTrust Leasing. The Parent/Other segment consists primarily of the Company's credit card bank and nonbank subsidiaries as well as certain treasury and corporate expenses. The Treasury/Reconciling Items Segment includes the net impact of transfer pricing on loan and deposit balances, the cost of external debt, gains and losses on the investment portfolio, income taxes and other amounts necessary to reconcile the Company's internal management accounting practices described below to the consolidated financial statements.

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

The following tables disclose selected financial information for SunTrust's reportable business segments for the three months and nine months ended September 30, 2000.

                                                             Three Months Ended September 30, 2000
                         ----------------------------------------------------------------------------------------------------------

                                                                                     Corporate &                   Treasury/
                                                                                      Investment                  Reconciling
(In thousands)                   Florida      Georgia     Tennessee   Mid-Atlantic      Banking    Parent/Other      Items
                         ----------------------------------------------------------------------------------------------------------

Net interest income            $ 211,243    $ 129,454    $ 59,628     $ 170,261        $ 66,477        $ (969)    $ 135,356   (1)
Noninterest income               135,643       91,059      38,479        86,746          33,713       360,344        19,472   (2)
Noninterest expense              200,480      128,491      60,226       157,041          46,317       349,070       113,708   (3)
                         ----------------------------------------------------------------------------------------------------------
Income before taxes              146,406       92,022      37,881        99,966          53,873        10,305        41,120       -
Income tax expense                     -            -           -             -               -        71,690        83,063   (4)
                         ----------------------------------------------------------------------------------------------------------
Net income                     $ 146,406     $ 92,022    $ 37,881      $ 99,966        $ 53,873     $ (61,385)    $ (41,943)
                         ==========================================================================================================

Average total assets         $21,624,814  $12,226,794  $6,246,580   $12,938,351     $17,215,402   $34,133,223   $56,180,277
                         ==========================================================================================================

Revenues from external
  customers
Total net interest income      $ 211,112    $ 129,387    $ 59,586     $ 170,261        $ 66,477        $ (729)    $ 135,356
Total noninterest income         110,830       76,073      30,582        74,381          31,137       104,758        19,472
                         ----------------------------------------------------------------------------------------------------------
   Total income                $ 321,942    $ 205,460    $ 90,168     $ 244,642        $ 97,614     $ 104,029     $ 154,828
                         ==========================================================================================================

Revenues from affiliates
Total net interest income          $ 131         $ 67        $ 42           $ -             $ -        $ (240)          $ -
Total noninterest income          24,813       14,986       7,897        12,365           2,576       255,586             -
                         ----------------------------------------------------------------------------------------------------------
   Total income                 $ 24,944     $ 15,053     $ 7,939      $ 12,365         $ 2,576     $ 255,346           $ -
                         ==========================================================================================================



                         Three Months Ended September 30, 2000
                         -------------------------------------



(In thousands)                  Eliminations    Consolidated
                         ------------------------------------

Net interest income                    $ -       $ 771,450
Noninterest income                (318,223)        447,233
Noninterest expense               (318,223)        737,110
                         ----------------------------------
Income before taxes                      -         481,573
Income tax expense                       -         154,753
                         ----------------------------------
Net income                             $ -       $ 326,820
                         ==================================

Average total assets         $ (61,173,261)   $ 99,392,180
                         ==================================

Revenues from external
  customers
Total net interest income              $ -       $ 771,450
Total noninterest income                 -         447,233
                         ----------------------------------
   Total income                        $ -     $ 1,218,683
                         ==================================

Revenues from affiliates
Total net interest income              $ -             $ -
Total noninterest income          (318,223)              -
                         ----------------------------------
   Total income                 $ (318,223)            $ -
                         ==================================



                                                         Nine Months Ended September 30, 2000
                           -------------------------------------------------------------------------------------------------

                                                                                 Corporate &                Treasury/
                                                                                  Investment               Reconciling
(In thousands)                 Florida      Georgia    Tennessee   Mid-Atlantic     Banking   Parent/Other     Items
                           -------------------------------------------------------------------------------------------------

Net interest income          $ 630,068    $ 385,560   $ 176,872     $ 528,768     $ 193,255        $ 353    $ 408,198   (1)
Noninterest income             406,968      264,316     113,301       280,036        96,649    1,106,161       19,145   (2)
Noninterest expense            609,733      386,046     179,624       487,380       129,912    1,112,627      264,392   (3)
                           -------------------------------------------------------------------------------------------------
Income before taxes            427,304      263,830     110,549       321,424       159,991       (6,113)     162,950
Income tax expense                   -            -           -             -             -       45,891      430,315   (4)
                           -------------------------------------------------------------------------------------------
Net income                   $ 427,304    $ 263,830   $ 110,549     $ 321,424     $ 159,991    $ (52,004)  $ (267,365)
                           =================================================================================================

Average total assets       $21,169,555  $11,884,008  $6,110,055   $12,896,545   $16,666,437  $31,220,592  $55,402,314
                           =================================================================================================

Revenues from external
  customers
Total net interest income    $ 629,712    $ 385,391   $ 176,758     $ 528,768     $ 193,255        $ 992    $ 408,198
Total noninterest income       329,978      219,590      89,581       233,020        93,215      343,526       19,145
                           -------------------------------------------------------------------------------------------------
   Total income              $ 959,691    $ 604,981   $ 266,338     $ 761,788     $ 286,470    $ 344,518    $ 427,343
                           =================================================================================================

Revenues from affiliates
Total net interest income        $ 356        $ 169       $ 114           $ -           $ -       $ (639)         $ -
Total noninterest income        76,990       44,726      23,720        47,016         3,434      762,635            -
                           -------------------------------------------------------------------------------------------------
   Total income               $ 77,346     $ 44,895    $ 23,834      $ 47,016       $ 3,434    $ 761,996          $ -
                           =================================================================================================


                            Nine Months Ended September 30, 2000
                           --------------------------------------


(In thousands)                Eliminations          Consolidated
                           --------------------------------------

Net interest income                   $ -            $ 2,323,073
Noninterest income               (958,521)             1,328,055
Noninterest expense              (958,521)             2,211,194
                           --------------------------------------

Income before taxes                     -              1,439,934
Income tax expense                      -                476,206
                           --------------------------------------
Net income                            $ -              $ 963,728
                           ======================================

Average total assets        $ (57,908,087)          $ 97,441,418
                           ======================================

Revenues from external
  customers
Total net interest income             $ -            $ 2,323,073
Total noninterest income                -              1,328,055
                           --------------------------------------
   Total income                       $ -            $ 3,651,127
                           ======================================

Revenues from affiliates
Total net interest income             $ -                    $ -
Total noninterest income         (958,521)                     -
                           --------------------------------------
   Total income                $ (958,521)                   $ -
                           ======================================

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

SunTrust has 1,164 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 1,956 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the third quarter of 2000 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the nine months ended September 30, 2000 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record operating earnings of $332.2 million and $989.8 million for the third quarter and first nine months of 2000, an increase of 1.9% and 7.1% compared with $325.9 million and $924.3 million in the same periods of 1999 (excluding after-tax merger-related charges of $5.4 million, $26.1 million, $4.5 million and $27.5 million for the third quarter and the first nine months of 2000 and 1999, respectively). Diluted earnings per share, adjusted for merger charges, grew 10.0% to $1.11 and 14.0% to $3.27 from $1.01 and $2.87 in the same periods last year. Reported net income was $326.8 million, or $1.10 per diluted share for the third quarter and $963.7 million, or $3.19 per diluted share for the first nine months of 2000.

Selected Quarterly Financial Data                                                                               Table 1
(Dollars in millions except per share data)                                   Quarters
                                            ----------------------------------------------------------------------------
                                                                 2000                                  1999
                                            --------------------------------------------    ----------------------------
                                                 3               2               1               4                3
                                            -----------    ------------    -------------    ------------    ------------
Summary of Operations
Interest and dividend income                 $ 1,764.2       $ 1,672.0        $ 1,610.8       $ 1,559.4       $ 1,506.4
Interest expense                                 992.8           903.0            828.2           763.4           711.4
                                            -----------    ------------    -------------    ------------    ------------
Net interest income                              771.4           769.0            782.6           796.0           795.0
Provision for loan losses                         30.5            27.7             22.3            33.1            46.5
                                            -----------    ------------    -------------    ------------    ------------
Net interest income after
  provision for loan losses                      740.9           741.3            760.3           762.9           748.5
Noninterest income(1)                            447.2           444.0            436.9           299.2           446.1
Noninterest expense(2)                           706.6           719.8            704.3           753.9           691.8
                                            -----------    ------------    -------------    ------------    ------------
Income before provision for income
  taxes and extraordinary gain                   481.5           465.5            492.8           308.2           502.8
Provision for income taxes                       154.7           148.0            173.4            81.0           181.4
                                            -----------    ------------    -------------    ------------    ------------
Income before extraordinary gain                 326.8           317.5            319.4           227.2           321.4
Extraordinary gain, net of taxes(3)                  -               -                -           202.6               -
                                            -----------    ------------    -------------    ------------    ------------
Net income                                     $ 326.8         $ 317.5          $ 319.4         $ 429.8         $ 321.4
                                            ===========    ============    =============    ============    ============
Net interest income (taxable-equivalent)       $ 781.5         $ 778.7          $ 792.1         $ 806.5         $ 805.4

Per common share
Diluted
  Income before extraordinary gain              $ 1.10          $ 1.05           $ 1.04          $ 0.71          $ 1.00
  Extraordinary gain, net of taxes                   -               -                -            0.64               -
                                            -----------    ------------    -------------    ------------    ------------
  Net income                                      1.10            1.05             1.04            1.35            1.00
Basic
  Income before extraordinary gain                1.11            1.06             1.05            0.72            1.01
  Extraordinary gain, net of taxes                   -               -                -            0.64               -
                                            -----------    ------------    -------------    ------------    ------------
  Net income                                      1.11            1.06             1.05            1.36            1.01

Dividends declared                               0.370           0.370            0.370           0.345           0.345
Book value                                       25.85           25.10            23.51           24.73           24.50
Market price
   High                                          59.69           66.00            68.06           76.00           70.88
   Low                                           45.63           45.06            46.81           64.19           61.56
   Close                                         49.81           45.69            57.75           68.81           65.75

Selected Average Balances
Total assets                                 $99,392.2      $ 97,497.3       $ 95,413.4      $ 94,804.6      $ 92,447.7
Earning assets                                89,663.7        88,200.6         85,857.5        84,447.9        82,517.2
Loans                                         71,506.9        69,830.6         67,030.0        64,941.7        62,859.8
Total deposits(4)                             67,158.2        66,866.4         65,550.3        58,284.0        58,423.6
Realized shareholders' equity                  6,012.8         5,948.9          6,023.3         6,496.4         6,522.5
Total shareholders' equity                     7,487.4         7,195.9          7,476.2         8,083.1         8,210.7

Common shares - diluted (thousands)            298,558         302,141          306,739         317,701         322,223
Common shares - basic (thousands)              295,575         298,986          303,461         313,706         318,239

Financial Ratios(5)
ROA                                               1.34  %         1.34  %          1.38  %         1.85  %         1.42  %
ROE                                              21.62           21.46            21.33           26.25           19.55
Net interest margin                               3.47            3.55             3.71            3.79            3.87


(1) Includes securities losses of $114.9 million for the fourth quarter of 1999 related to the securities portfolio repositioning.
(2) Includes merger-related expenses of $8.3 million, $18.2 million and $13.6 million for the third, second and first quarters of 2000 and $7.1 million, $7.1 million, for the fourth and third quarters of 1999, respectively.
(3) Represents the gain on sale of the Company's consumer credit card portfolio during the fourth quarter of 1999, net of $124.6 million in taxes.
(4) Includes brokered and foreign deposits of $13.5, $12.9 and $12.2 billion for the third, second and first quarters of 2000 and $4.1 billion, $4.5 billion, for the fourth and third quarters of 1999, respectively.
(5) Calculated excluding net unrealized gains on securities available for sale because the net unrealized gains are not included in income.

Consolidated Daily Average Balances, Income/Expense
and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)
                                                                                 Quarter Ended
                                                         ---------------------------------------------------------------
                                                                             September 30, 2000
                                                         ---------------------------------------------------------------
                                                            Average                  Income/               Yields/
                                                            Balances                 Expense                Rates
                                                         -------------------   ---------------------   -----------------
Assets
Loans:(1)
  Taxable                                                        $ 70,427.3               $ 1,442.1                8.15 %
  Tax-exempt(2)                                                     1,079.6                    21.1                7.79
                                                         ---------------------------------------------------------------
    Total loans                                                    71,506.9                 1,463.2                8.14
Securities available for sale:
  Taxable                                                          14,146.9                   239.9                6.75
  Tax-exempt(2)                                                       456.5                     8.7                7.59
                                                         ---------------------------------------------------------------
    Total securities available for sale                            14,603.4                   248.6                6.77
Funds sold                                                          1,587.2                    26.7                6.68
Loans held for sale                                                 1,395.0                    28.5                8.12
Other short-term investments(2)                                       571.1                     7.3                5.11
                                                         ---------------------------------------------------------------
    Total earning assets                                           89,663.6                 1,774.3                7.87
Allowance for loan losses                                            (868.9)
Cash and due from banks                                             3,083.6
Premises and equipment                                              1,628.1
Other assets                                                        3,520.7
Unrealized gains on securities
 available for sale                                                 2,365.1
                                                         ---------------------------------------------------------------
    Total assets                                                 $ 99,392.2
                                                         ===============================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                                      $ 19,904.4                 $ 163.2                3.26 %
  Savings                                                           6,324.0                    58.8                3.70
  Consumer time                                                    10,151.8                   141.0                5.53
  Other time                                                        4,221.4                    62.0                5.84
  Brokered deposits                                                 3,815.3                    65.0                6.77
  Foreign deposits                                                  9,701.5                   161.5                6.62
                                                         ---------------------------------------------------------------
    Total interest-bearing deposits                                54,118.4                   651.5                4.79
Funds purchased                                                    11,050.9                   176.3                6.35
Other short-term borrowings                                         1,365.8                    22.1                6.44
Long-term debt                                                      8,378.4                   142.9                6.78
                                                         ---------------------------------------------------------------
    Total interest-bearing liabilities                             74,913.5                   992.8                5.27
Noninterest-bearing deposits                                       13,039.7
Other liabilities                                                   3,951.6
Realized shareholders' equity                                       6,012.8
Accumulated other comprehensive income                              1,474.6
                                                         ---------------------------------------------------------------
    Total liabilities and shareholders' equity                   $ 99,392.2
                                                         ===============================================================

Interest rate spread                                                                                               2.60 %
                                                         ---------------------------------------------------------------

Net Interest Income                                                                         $ 781.5
                                                         ---------------------------------------------------------------

Net Interest Margin(3)                                                                                             3.47 %
                                                         ---------------------------------------------------------------



                                                                    Quarter Ended
                                              --------------------------------------------------------
                                                                    June 30, 2000
                                              --------------------------------------------------------
                                                Average              Income/             Yields/
                                                Balances             Expense              Rates
                                              ----------------   -----------------   -----------------
Assets
Loans:(1)
  Taxable                                           $68,789.8            $1,354.7                7.92 %
  Tax-exempt(2)                                       1,040.8                19.8                7.65
                                              --------------------------------------------------------
    Total loans                                      69,830.6             1,374.5                7.92
Securities available for sale:
  Taxable                                            14,483.6               242.7                6.74
  Tax-exempt(2)                                         470.0                 8.9                7.65
                                              --------------------------------------------------------
    Total securities available for sale              14,953.6               251.6                6.77
Funds sold                                            1,537.5                24.5                6.41
Loans held for sale                                   1,279.7                23.7                7.45
Other short-term investments(2)                         599.2                 7.4                4.95
                                              --------------------------------------------------------
    Total earning assets                             88,200.6             1,681.7                7.67
Allowance for loan losses                              (873.8)
Cash and due from banks                               3,322.7
Premises and equipment                                1,627.5
Other assets                                          3,204.3
Unrealized gains on securities
 available for sale                                   2,016.0
                                              --------------------------------------------------------
    Total assets                                    $97,497.3
                                              ========================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                         $20,194.3             $ 155.7                3.10 %
  Savings                                             6,449.1                55.1                3.43
  Consumer time                                      10,023.1               129.4                5.19
  Other time                                          4,024.7                58.1                5.80
  Brokered deposits                                   2,760.9                43.9                6.40
  Foreign deposits                                   10,162.9               148.0                5.86
                                              --------------------------------------------------------
    Total interest-bearing deposits                  53,615.0               590.2                4.43
Funds purchased                                      10,268.0               154.6                6.05
Other short-term borrowings                           1,546.9                25.7                6.67
Long-term debt                                        8,070.9               132.5                6.60
                                              --------------------------------------------------------
    Total interest-bearing liabilities               73,500.8               903.0                4.94
Noninterest-bearing deposits                         13,251.5
Other liabilities                                     3,549.0
Realized shareholders' equity                         5,948.9
Accumulated other comprehensive income                1,247.1
                                              --------------------------------------------------------
    Total liabilities and shareholders' equity      $97,497.3
                                              ========================================================

Interest rate spread                                                                             2.73 %
                                              --------------------------------------------------------

Net Interest Income                                                       $ 778.7
                                              --------------------------------------------------------

Net Interest Margin(3)                                                                           3.55 %
                                              --------------------------------------------------------

(1) Interest income includes loan fees of $33.5, $32.8, and $36.1 in the quarters ended September 30, June 30, 2000, and September 30,1999 and $98.8 and $104.1 in the nine months ended September 30, 2000 and 1999. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.1, $9.6, and $10.4 in the quarters ended September 30, June 30, 2000 and September 30, 1999 and $29.3 and $31.9 in the nine months ended September 30, 2000 and September 30, 1999.

                                                                                                                     Table 2
                                                                     Quarter Ended
                                              ----------------------------------------------------------
                                                                    September 30, 1999
                                              ----------------------------------------------------------
                                                      Average              Income/             Yields/
                                                      Balances             Expense              Rates
                                              -------------------   ----------------    ----------------
Assets
Loans:(1)
  Taxable                                              $61,832.1           $1,185.5                7.61  %
  Tax-exempt(2)                                          1,027.7               19.1                7.36
                                              ----------------------------------------------------------
    Total loans                                         62,859.8            1,204.6                7.60
Securities available for sale:
  Taxable                                               15,357.3              242.1                6.25
  Tax-exempt(2)                                            555.3               11.0                7.91
                                              ----------------------------------------------------------
    Total securities available for sale                 15,912.6              253.1                6.31
Funds sold                                               1,274.5               17.9                5.58
Loans held for sale                                      2,200.2               38.0                6.84
Other short-term investments(2)                            270.1                3.2                4.71
                                              ----------------------------------------------------------
    Total earning assets                                82,517.2            1,516.8                7.29
Allowance for loan losses                                 (949.0)
Cash and due from banks                                  3,505.4
Premises and equipment                                   1,622.9
Other assets                                             3,014.3
Unrealized gains on securities
 available for sale                                      2,736.9
                                              ----------------------------------------------------------
    Total assets                                       $92,447.7
                                              ==========================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                            $19,920.5            $ 132.0                2.63  %
  Savings                                                6,922.6               50.7                2.90
  Consumer time                                          9,794.8              115.8                4.69
  Other time                                             4,480.4               56.6                4.99
  Brokered deposits                                          9.3                  -                5.29
  Foreign deposits                                       4,441.8               57.9                5.17
                                              ----------------------------------------------------------
    Total interest-bearing deposits                     45,569.4              413.0                3.60
Funds purchased                                         14,817.9              188.6                5.05
Other short-term borrowings                              1,632.3               21.4                5.19
Long-term debt                                           5,782.6               88.4                6.06
                                              ----------------------------------------------------------
    Total interest-bearing liabilities                  67,802.2              711.4                4.16
Noninterest-bearing deposits                            12,854.2
Other liabilities                                        3,580.6
Realized shareholders' equity                            6,522.5
Accumulated other comprehensive income                   1,688.2
                                              ----------------------------------------------------------
    Total liabilities and shareholders' equity         $92,447.7
                                              ==========================================================

Interest rate spread                                                                               3.13  %
                                              ----------------------------------------------------------

Net Interest Income                                                         $ 805.4
                                              ----------------------------------------------------------

Net Interest Margin(3)                                                                             3.87  %
                                              ----------------------------------------------------------

                                                                     Nine Months Ended
                                              ----------------------------------------------------------
                                                                     September 30, 2000
                                              ----------------------------------------------------------
                                                   Average             Income/             Yields/
                                                  Balances             Expense              Rates
                                              ------------------   -----------------   -----------------
Assets
Loans:(1)
  Taxable                                             $68,405.0            $4,090.7                7.99 %
  Tax-exempt(2)                                         1,058.3                60.5                7.64
                                              ----------------------------------------------------------
    Total loans                                        69,463.3             4,151.2                7.98
Securities available for sale:
  Taxable                                              14,552.8               730.2                6.70
  Tax-exempt(2)                                           478.3                27.0                7.55
                                              ----------------------------------------------------------
    Total securities available for sale                15,031.1               757.2                6.73
Funds sold                                              1,478.5                70.5                6.37
Loans held for sale                                     1,370.7                77.3                7.53
Other short-term investments(2)                           570.1                20.1                4.71
                                              ----------------------------------------------------------
    Total earning assets                               87,913.7             5,076.3                7.71
Allowance for loan losses                                (872.5)
Cash and due from banks                                 3,266.5
Premises and equipment                                  1,627.8
Other assets                                            3,262.0
Unrealized gains on securities
 available for sale                                     2,243.9
                                              ----------------------------------------------------------
    Total assets                                      $97,441.4
                                              ==========================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                           $20,164.5             $ 465.0                3.08 %
  Savings                                               6,477.0               167.7                3.46
  Consumer time                                         9,925.8               387.0                5.21
  Other time                                            4,001.5               169.5                5.66
  Brokered deposits                                     3,056.5               147.3                6.44
  Foreign deposits                                      9,822.7               460.2                6.26
                                              ----------------------------------------------------------
    Total interest-bearing deposits                    53,448.0             1,796.7                4.49
Funds purchased                                        10,596.4               473.7                5.97
Other short-term borrowings                             1,438.0                66.7                6.20
Long-term debt                                          7,802.8               386.9                6.62
                                              ----------------------------------------------------------
    Total interest-bearing liabilities                 73,285.2             2,724.0                4.97
Noninterest-bearing deposits                           13,079.3
Other liabilities                                       3,690.0
Realized shareholders' equity                           5,995.1
Accumulated other comprehensive income                  1,391.8
                                              ----------------------------------------------------------
    Total liabilities and shareholders' equity        $97,441.4
                                              ==========================================================

Interest rate spread                                                                               2.74 %
                                              ----------------------------------------------------------

Net Interest Income                                                        $2,352.3
                                              ----------------------------------------------------------

Net Interest Margin(3)                                                                             3.57 %
                                              ----------------------------------------------------------

                                                                   Nine Months Ended
                                              ----------------------------------------------------------
                                                                   September 30, 1999
                                              ----------------------------------------------------------
                                                   Average              Income/             Yields/
                                                   Balances             Expense              Rates
                                              -------------------   -----------------   ----------------
Assets
Loans:(1)
  Taxable                                              $60,894.7            $3,454.5               7.58  %
  Tax-exempt(2)                                          1,116.0                60.3               7.22
                                              ----------------------------------------------------------
    Total loans                                         62,010.7             3,514.8               7.58
Securities available for sale:
  Taxable                                               14,487.7               680.1               6.28
  Tax-exempt(2)                                            565.0                34.0               8.05
                                              ----------------------------------------------------------
    Total securities available for sale                 15,052.7               714.1               6.34
Funds sold                                               1,280.2                49.9               5.21
Loans held for sale                                      2,872.4               143.9               6.70
Other short-term investments(2)                            301.0                10.1               4.50
                                              ----------------------------------------------------------
    Total earning assets                                81,517.0             4,432.8               7.27
Allowance for loan losses                                 (949.3)
Cash and due from banks                                  3,564.3
Premises and equipment                                   1,583.9
Other assets                                             3,359.6
Unrealized gains on securities
 available for sale                                      3,076.8
                                              ----------------------------------------------------------
    Total assets                                       $92,152.3
                                              ==========================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                            $19,776.6             $ 385.7               2.61  %
  Savings                                                6,961.8               151.2               2.90
  Consumer time                                          9,874.5               353.3               4.78
  Other time                                             4,242.3               157.2               4.95
  Brokered deposits                                          4.2                 0.2                  -
  Foreign deposits                                       4,089.8               151.2               4.94
                                              ----------------------------------------------------------
    Total interest-bearing deposits                     44,949.2             1,198.8               3.57
Funds purchased                                         14,817.7               530.3               4.79
Other short-term borrowings                              1,618.6                58.5               4.83
Long-term debt                                           5,770.4               263.7               6.11
                                              ----------------------------------------------------------
    Total interest-bearing liabilities                  67,155.9             2,051.3               4.08
Noninterest-bearing deposits                            12,744.0
Other liabilities                                        4,025.5
Realized shareholders' equity                            6,325.1
Accumulated other comprehensive income                   1,901.8
                                              ----------------------------------------------------------
    Total liabilities and shareholders' equity         $92,152.3
                                              ==========================================================

Interest rate spread                                                                               3.19  %
                                              ----------------------------------------------------------

Net Interest Income                                                         $2,381.5
                                              ----------------------------------------------------------

Net Interest Margin(3)                                                                             3.91  %
                                              ----------------------------------------------------------

(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position decreased net interest income $0.7 and increased net interest income $0.8, $4.3 in the quarters ended September 30, 2000 and June 30, 2000 and September 30, 1999, and decreased net interest income $0.6 and increased net interest income $15.0 in the nine months ended September 30, 2000 and September 30, 1999, respectively. Without these swaps, the net interest margin would have been 3.47%, 3.55%, and 3.85% in the quarters ended September 30 and June 30, 2000, and September 30, 1999,and 3.58% and 3.88% for the nine months ended September 30, 2000 and September 30, 1999.

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

Management estimates the Company's net interest income for the next twelve months would decline 1.0% under a gradual increase in interest rates of 100 basis points, versus the projection under stable rates. Net interest income would increase by 1.0% under a gradual decrease in interest rates of 100 basis points, versus the projection under stable rates.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Net Interest Income/Margin. SunTrust's net interest margin was 3.57% for the first nine months of 2000, a decrease of 34 basis points from the first nine months of 1999, primarily attributable to the rising rate environment, the sale of the Company's $1.5 billion higher yielding consumer credit card portfolio in the fourth quarter of 1999 and additional interest expense to fund purchases under the SunTrust stock repurchase program. Compared to the first nine months of 1999, the rate on earning assets increased 44 basis points to 7.71% in the first nine months of 2000 and the rate on interest bearing liabilities increased 89 basis points to 4.97% primarily due to the rising rates on purchased liabilities and continued increased reliance on purchased liabilities to fund growth. SunTrust expects that this reliance on purchased deposits to fund balance sheet growth will continue through 2000; however, management is taking steps to obtain alternative lower costing funding sources.

Interest income that SunTrust was unable to recognize on nonperforming loans had a negative impact of 1 basis point on the net interest margin in the first nine months of 2000 and 1999.

Noninterest Income. Noninterest income in the third quarter and first nine months of 2000, adjusted to exclude the effect of securities gains and losses, increased $4.3 million, or 1.0% and decreased $0.8 million, or 0.1%, from the comparable periods last year. The decrease primarily relates to mortgage production income which decreased $64.9 million, or 50.7% for the first nine months of 2000, due to a drop in refinancing activities resulting from the rising rate environment after the first half of 1999. Included in credit card and other fees is debit card interchange income of $14.9 million and $42.8 million for third quarter and the first nine months of 2000 compared to $19.9 million and $53.7 million in the same periods of 1999. Trust income, SunTrust's largest source of noninterest income, decreased $1.5 million, or 0.4% for the first nine months of 2000 compared to the same period last year. Net new business in 2000 has not grown as much as the same period in 1999. The Company expects that these two trends will negatively impact the growth in trust fee income in future periods. The market value of trust assets under management is up to $91.7 billion in September 2000, from $85.1 billion in September 1999, however they are lower than historical levels and lower than June 2000 quarter-end.

Other income in the third quarter of 2000 includes $3.8 million in net gains on the sale of mortgage and student loans. The third quarter of 1999 includes a $6.8 million gain on the sale of student loans. The second quarter of

1999 includes an $8.5 million gain on the sale of student loans. In addition, the Company incurred securities losses of $114.9 million during the fourth quarter of 1999 primarily related to a portfolio repositioning program undertaken by the Company.


Noninterest Income                                                                              Table 3
(In millions)
                                                                        Quarters
                                                 ------------------------------------------------------
                                                                  2000                    1999
                                                 --------------------------------  --------------------
                                                     3             2         1         4          3
                                                 -----------    --------  -------  ---------- ---------
Trust income                                        $ 121.8     $ 125.3   $ 130.3  $ 123.8   $ 126.4
Service charges on deposit accounts                   116.9       112.6     111.3    113.3     111.6
Miscellaneous charges and fees                         54.7        48.8      47.4     48.1      49.0
Credit card and other fees                             24.2        24.4      22.1     25.7      29.2
Retail investment services                             24.0        30.5      30.8     24.0      23.9
Mortgage production related income                     23.8        20.5      18.7     25.2      26.7
Mortgage servicing related income                       7.9         7.7       7.7      7.5      11.5
Corporate and institutional investment services        36.0        35.3      19.7     19.6      13.2
Trading account profits and commissions                 4.9        (1.4)     12.0      6.9       6.2
Other income                                           33.6        38.8      30.0     20.0      45.8
Securities gains (losses)                              (0.6)        1.5       6.9   (114.9)      2.6
                                                 -----------    --------  -------  ---------- ---------
  Total noninterest income                          $ 447.2     $ 444.0   $ 436.9  $ 299.2   $ 446.1
                                                 ===========    ========  =======  ========== =========


Noninterest Expense. Noninterest expense increased $14.8 million, or 2.1% and decreased $20.7 million, or 1.0% in the third quarter and first nine months of 2000 compared to the same periods last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, decreased $8.2 million, or 2.0% and $41.6 million, or 3.3% from the earlier periods. The efficiency ratio in the third quarter of 2000 was 57.5%, an increase from 55.3% in the third quarter of 1999. In 1999, merger-related expenses included additional severance, accelerated depreciation and system conversion costs. In the third quarter of 2000, these merger-related expenses primarily related to accelerated depreciation and miscellaneous integration costs.

Noninterest Expense                                                     Table 4
(In millions)

                                                                             Quarters
                                                   ---------------------------------------------------------
                                                                  2000                         1999
                                                   ---------------------------------- ----------------------
                                                        3            2          1          4           3
                                                   ------------   --------  --------- -----------  ---------
Salaries                                               $ 278.5    $ 292.1    $ 287.3     $ 287.1    $ 288.5
Other compensation                                        82.9       73.1       83.8        93.9       80.9
Employee benefits                                         39.5       41.4       56.9        40.2       39.7
Net occupancy expense                                     51.9       49.9       50.1        50.0       49.8
Equipment expense                                         47.2       50.7       51.6        55.4       48.0
Outside processing and software                           42.4       44.4       41.6        39.8       37.0
Marketing and customer development                        25.3       27.9       22.3        35.0       24.7
Consulting and legal                                      16.4       18.2       11.8        18.5       13.0
Postage and delivery                                      15.4       16.3       16.7        17.3       16.3
Communications                                            15.0       15.4       15.2        16.1       16.5
Credit and collection services                            14.2       16.0       14.3        15.1       17.8
Operating supplies                                        11.3       12.6       12.2        13.6       10.7
Amortization of intangible assets                          8.9        8.8        9.0         6.3        8.6
Merger-related expenses                                    8.3       18.2       13.6         7.1        7.1
Other expense                                             49.4       34.8       17.9        58.5       33.2
                                                   ------------   --------  --------- -----------  ---------
  Total noninterest expense                            $ 706.6    $ 719.8    $ 704.3     $ 753.9    $ 691.8
                                                   ============   ========  ========= ===========  =========

Efficiency ratio                                          57.5 %     58.9 %     57.3 %      68.2 %     55.3

Provision for Loan Losses. The SunTrust Allowance for Loan Losses Committee meets at least quarterly to affirm the allowance methodology, analyze provision and charge-off trends and assess the adequacy of the Allowance. The allowance analysis is based on specifically analyzed loans, historical loss rates and other internal and external factors that affect credit risk. These other factors consider variables such as the higher interest rate environment, increasing consumer debt levels, recent volatility in the financial markets, and known current events that affect the Company's primary market area. These factors are key elements in the assessment of the adequacy of the allowance because of their impact on borrowers' repayment capacity.

At the third quarter Allowance Committee meeting, the committee reaffirmed the Company's allowance methodology and thoroughly reviewed the allowance analysis. The third quarter analysis noted negative shifts in credit quality, including the downgrade of a few large shared national credits to nonperforming status and an upward trend in the charge-off ratio. The Committee discussed the effects of the slowing economy on business performance and predicted that increases in both nonperforming loans and charge-offs would likely continue in the fourth quarter. Despite these adverse trends, Management concluded that the Allowance was within an acceptable and prudent range and remained adequate to support losses inherent in the loan portfolio as of September 30, 2000. However, SunTrust continues to monitor the credit quality of its loan portfolio, and Management is prepared to add to the Allowance at any time as warranted by sudden shifts or continued trends in asset quality.

Third quarter charge-offs were lower than in the same period last year, mainly due to the sale of the consumer credit card portfolio. The Company anticipates that higher levels of problem loans in the corporate market, particularly in the industry segments referenced below, will lead to higher net charge-offs during the rest of 2000. Nonperforming loans increased from September 30, 1999, due primarily to structural changes in the healthcare industry. Other industry sectors, mainly Entertainment (movie theatres), Textiles, Agribusiness and Retail, also contributed to increases during the period. Although SunTrust does not have significant remaining exposure in the above-mentioned industries, the majority of the largest non-performers at quarter end are within these industries. The overall slowing of the economy and the higher interest rate environment leads SunTrust to anticipate further increases in nonperforming loans during the remainder of the year.

Provision for loan losses totaled $80.5MM in the first nine months of 2000, compared to $137.3 million in the same period last year. This reduction in the provision is almost entirely due to the sale of the Company's consumer credit card portfolio in November 1999. The credit card portfolio previously accounted for up to $20 million in net charge-offs and provision expense each quarter.
The ratio of net charge-offs to average loans dropped to .17% from .26% one year ago. Total provision exceeded year-to-date net charge-offs by $3.2 million.

At September 30, 2000, SunTrust's allowance for loan losses totaled $874.5 million which was 1.21% of period loans and 229.6% of total nonperforming loans. Both ratios decreased from the third quarter of 1999. As of September 30, 1999, the allowance totaled $947.2 million, or 1.48% of period loans and 398.6% of total nonperforming loans. These decreases are primarily attributable to the sale of the consumer credit card portfolio, which had a relatively high level of allowance for loan losses due to higher charge-off levels and no nonperforming loans.

Summary of Loan Loss Experience                                         Table 5
(Dollars in millions)

                                                                        Quarters
                                         ------------------------------------------------------------------------
                                                           2000                                 1999
                                         ------------------------------------------  ----------------------------
                                               3            2               1              4              3
                                         ------------  ------------   -------------  -------------  -------------
Allowance for Loan Losses
  Balances - beginning of quarter            $ 874.5       $ 874.0         $ 871.3        $ 947.2        $ 941.4
  Allowance from acquisitions and
     other activity - net                          -             -               -              -            0.1
  Provision for loan losses                     30.5          27.7            22.3           33.1           46.5

  Charge-offs:
      Commercial                               (28.7)        (23.5)          (16.3)         (84.4)         (21.4)
      Real estate:
        Construction                               -          (0.1)              -           (0.3)          (1.1)
        Residential mortgages                   (1.6)         (2.2)           (2.2)          (4.8)          (3.5)
        Other                                   (1.2)         (0.9)           (0.3)          (1.1)          (0.9)
      Credit card                               (1.7)         (0.9)           (1.2)         (18.6)         (18.2)
      Other consumer loans                     (13.9)        (12.6)          (15.3)         (14.6)         (11.6)
                                         ------------  ------------   -------------  -------------  -------------
      Total charge-offs                        (47.1)        (40.2)          (35.3)        (123.8)         (56.7)
                                         ------------  ------------   -------------  -------------  -------------

  Recoveries:
      Commercial                                 8.5           4.6             4.6            3.7            3.8
      Real estate:
        Construction                             0.3             -             0.1              -            0.1
        Residential mortgages                    0.9           0.7             0.6            0.2            1.6
        Other                                    0.6           0.2             1.8            1.6            0.6
      Credit card                                0.5           0.6             1.5            2.7            2.7
      Other consumer loans                       5.8           6.9             7.1            6.6            7.1
                                         ------------  ------------   -------------  -------------  -------------
      Total recoveries                          16.6          13.0            15.7           14.8           15.9
                                         ------------  ------------   -------------  -------------  -------------
      Net charge-offs                          (30.5)        (27.2)          (19.6)        (109.0)         (40.8)
                                         ------------  ------------   -------------  -------------  -------------
  Balance - end of quarter                   $ 874.5       $ 874.5         $ 874.0        $ 871.3        $ 947.2
                                         ============  ============   =============  =============  =============

Quarter-end loans outstanding             $ 72,113.6    $ 71,450.4      $ 68,614.4     $ 66,002.8     $ 64,189.3
Average loans                               71,506.9      69,830.6        67,030.0       64,941.7       62,859.8

Allowance to quarter-end loans                  1.21 %        1.22 %          1.27 %         1.32 %         1.48 %
Allowance to nonperforming loans               229.6         309.6           306.8          350.0          398.6
Net charge-offs to average loans
  (annualized)                                  0.17          0.16            0.12           0.67           0.26
Provision to average loans (annualized)         0.17          0.16            0.13           0.20           0.29
Recoveries to total charge-offs                 35.2          32.3            44.5           12.0           28.0

Nonperforming Assets                                                    Table 6
(Dollars in millions)

                                                            2000                                            1999
                                        -----------------------------------------------------------------------------------------
                                         September 30       June 30         March 31          December 31         September 30
                                        -------------  ---------------- ----------------    -----------------   -----------------
Nonperforming Assets
  Nonaccrual loans:
      Commercial                             $ 270.4           $ 149.1          $ 129.6              $ 105.0              $ 82.3
      Real Estate:
        Construction                             2.5               1.8              4.7                  9.0                11.8
        Residential mortgages                   65.1              75.6             84.0                 82.6                85.9
        Other                                   23.9              27.4             37.8                 34.9                45.8
      Consumer loans                            19.0              28.6             28.8                 17.4                11.8
                                        -------------  ---------------- ----------------    -----------------   -----------------
          Total nonaccrual loans               380.9             282.5            284.9                248.9               237.6
  Restructured loans                               -                 -                -                    -                 0.1
                                        -------------  ---------------- ----------------    -----------------   -----------------
          Total nonperforming loans            380.9             282.5            284.9                248.9               237.7
  Other real estate owned                       23.6              23.2             27.0                 26.8                24.2
                                        -------------  ---------------- ----------------    -----------------   -----------------
    Total nonperforming assets               $ 404.5           $ 305.7          $ 311.9              $ 275.7             $ 261.9
                                        =============  ================ ================    =================   =================

  Ratios:
    Nonperforming loans to total loans          0.53 %            0.40 %           0.42 %               0.38 %              0.37 %
    Nonperforming assets to total loans
      plus other real estate owned              0.56              0.43             0.45                 0.42                0.41

Accruing Loans Past Due
  90 Days or More                            $ 150.8           $ 189.4          $ 160.1              $ 117.4             $ 113.1




Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets grew 46.7%, or $128.8 million since December 31, 1999 and 54.5%, or $142.6 million since September 30, 1999. Much of the increase since September 30, 1999 occurred in healthcare credits, an industry sector that continues to experience structural change and intense market pressures. Other industries that contributed to this increase were Entertainment (movie theatres), Textiles, Agribusiness and Retail.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first nine months of 2000, this amounted to $12.5 million. An additional $11.6 million of interest income would have been recorded if all nonaccrual and restructured loans had been accruing interest according to their original contract terms.

Loan Portfolio by Types of Loans                                        Table 7
(In millions)

                                      2000                                                    1999
                        ------------------------------- ------------------------------------------------
                          September 30      June 30        March 31       December 31     September 30
                        ---------------- -------------- -------------- ---------------- ----------------
Commercial                   $ 30,821.6     $ 30,209.5     $ 29,639.6       $ 26,933.5       $ 24,918.3
Real estate:
  Construction                  2,884.3        2,647.2        2,600.8          2,457.1          2,348.0
  Residential mortgages        20,557.4       20,295.0       19,643.1         19,619.3         18,696.6
  Other                         7,960.6        7,851.5        7,937.4          7,794.9          7,656.1
Credit card                        79.3           75.4           98.7             77.4          1,497.2
Other consumer loans            9,810.4       10,371.8        8,694.8          9,120.6          9,073.1
                        ---------------- -------------- -------------- ---------------- ----------------
  Total loans                $ 72,113.6     $ 71,450.4     $ 68,614.4       $ 66,002.8       $ 64,189.3
                        ================ ============== ============== ================ ================

Loans. Total loans at September 30, 2000 were $72.1 billion, an increase of $7.9 billion or 12.3% from September 30, 1999. The Company recorded significant loan growth in commercial loans, up 23.7% from September 30, 1999, while continuing to realize steady growth in its residential mortgage portfolio, up 10.0%, as customers shifted from fixed rate to adjustable rate mortgages. Of the $20.6 billion in residential mortgages at September 30, 2000, $2.2 billion were home equity loans, which also demonstrated significant growth of 14.9% in the last twelve months. The drop in credit card loans from September 30, 1999 reflects the sale of the Company's $1.5 billion consumer credit card portfolio during the fourth quarter of 1999.

Income Taxes. The provision for income taxes was $154.7 million and $476.2 in the third quarter and first nine months of 2000 compared to $181.3 million and $490.8 in the same periods last year. This represents a 33% effective tax rate for the nine months ended September 30, 2000, compared to 35% for the same period last year. The drop in the effective tax rate is due to the recognition of tax benefits on certain capital losses resulting from the sale of a subsidiary's preferred stock. Additional tax benefits from capital losses may be realized in future quarters.

Securities available for sale. Securities in the investment portfolio are classified as available-for-sale and are carried at market value with unrealized gains and losses, net of any tax effect, included in accumulated other comprehensive income and added to or deducted from realized shareholders' equity to determine total shareholders' equity. The investment portfolio continues to be proactively managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. The portfolio yield increased from an average of 6.31% in the third quarter of 1999 to 6.77% in the third quarter of 2000 primarily due to the repositioning of the securities portfolio during the fourth quarter of 1999 to take advantage of higher market rates.

At September 30, 2000 the portfolio size (measured at amortized cost) decreased by $1.2 billion from December 31, 1999 due to strong loan demand during 2000. At September 30, 2000, approximately 2% of the portfolio consisted of U.S. Treasury securities, 16% U.S. government agency securities, 46% mortgage-backed securities, 14% asset-backed securities, 15% corporate bonds, 3% municipal securities and 4% other securities. Most of SunTrust's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees limiting the credit risk associated with the mortgage loans. At September 30, 2000, the carrying value of the securities portfolio was $2.5 billion over amortized cost, consisting of a $2.7 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company and other unrealized net losses. The market value of this common stock investment decreased $111.6 million during the third quarter of 2000, which did not affect the net income of SunTrust, but was included in comprehensive income.

Liquidity Management. Liquidity is managed to ensure there is sufficient cash flow to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for SunTrust's liquidity position. Liquidity is enhanced by an investment portfolio structured to provide liquidity as needed. It is also strengthened by ready access to a diversified base of regional and national wholesale funding sources including fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit and offshore deposits, commercial paper issuance by the Company, and Federal Home Loan Bank advances.

Total deposits consist of consumer deposits, commercial deposits and purchased deposits. The purchased deposits include foreign and brokered deposits. Total deposits as of September 30, 2000 grew $10.5 billion, or 17.9%, from September 30, 1999. Consumer and commercial deposits decreased $332.3 million, or 0.6% while purchased deposits grew $10.8 billion, or 225.7%. Consumer and commercial deposits represented 79.9% of average deposits for the third quarter of 2000 compared to 92.4% for the same period of 1999. In future periods, the Company expects to put additional focus on attracting a higher level of consumer and commercial deposits in relation to its total funding source mix.

Net borrowed funds, which primarily include short term funds purchased and sold, purchased deposits, other short term borrowings and long term debt, were $32.7 billion for the third quarter of 2000 compared with $25.4 billion for the same period in 1999. The increase is primarily due to the Company's increased use of purchased deposits and long term debt. Net borrowed funds were 36.5% of average earning assets for the third quarter of 2000 as compared to 30.8% in the same period a year ago.

Derivatives. SunTrust enters into various derivative contracts to meet the financial needs of its customers, generate revenue through trading activities, and to manage interest rate sensitivity for the bank. These derivative instruments include futures and forward contracts, interest rate swaps, options, interest rate caps and floors, and swaptions.

When acting in a dealer capacity for customers, SunTrust will enter into offsetting positions to eliminate exposure to interest rate and market risk. Derivative instruments used to manage the bank's interest rate sensitivity and the generation of revenue through its trading activities as of September 30, 2000 are shown in Table 8.

Derivative Instruments                                                  Table 8
(Dollars in thousands)

                                                                                       Estimated Fair Value
                                                                                  ------------------------------------------
                                             Weighted
                                             Average    Average
                                 Notional    Maturity   Received    Average       Carrying Unrealized   Unrealized
                                 Balance     In Months   Rate      Pay Rate        amount(1)   Gain       Losses       Net
                              ----------------------------------------------------------------------------------------------
Hedges on Lending Commitments
  Forward Contracts            $ 1,941,194     2            -   %      -  %            $ -     $ 1,021   $ (7,646) $ (6,625)
Hedges on Foreign Currency
  Forward Contracts                748,892     3            -          -                 -      22,300    (17,994)    4,306
Interest Rate Swaps              2,353,666    39         6.52       6.59               269      20,333     (9,534)   11,068
Interest Rate Caps/Floors          750,000    27         5.23  (2)     -            (2,524)        700          -    (1,824)
Futures Contracts                  970,000    14            -          -                 -         653       (466)      187
Options on Lending Commitments
  Option Contracts                  40,000     2         5.75  (2)     -                 -           -          -         -
Options - Euro Dollar Futures
  Option Contracts               1,500,000     5         6.75  (2)  6.50                 -         363       (350)       13
                                                                                                                  ----------

      Total Derivatives                                                                                             $ 7,125
                                                                                                                  ==========

 (1) Carrying amount includes accrued interest receivable or payable and unamortized premiums.
 (2) Average option strike price.

Derivative contracts used in the management of interest rate volatility and trading activities decreased net interest income by $0.7 million and $0.6 million in the third quarter and first nine months of 2000.

Capital Ratios                                                          Table 9
(Dollars in millions)

                                                               2000                                       1999
                                     ------------------------------------------------------  --------------------------------
                                       September 30           June 30           March 31       December 31      September 30
                                     -----------------    ---------------    --------------  ---------------   --------------

Tier 1 capital                            $6,677.4             $ 6,648.7         $ 6,484.3        $ 6,579.6        $ 7,065.0
Total capital                             10,216.1              10,342.7           9,754.8          9,939.1         10,314.7
Risk-weighted assets                      95,183.9              95,571.5          88,973.4         87,866.1         84,458.9
Risk-based ratios:
  Tier 1 capital                              7.02 %                6.95 %            7.28 %           7.48 %           8.36 %
  Total capital                              10.73                 10.82             10.96            11.31            12.21
Tier 1 leverage ratio                         6.92                  7.00              7.00             7.17             7.91
Total shareholders' equity to assets          7.66                  7.60              7.40             8.00             8.45

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

On August 10, 1999, the Board of Directors authorized the purchase of up to 15 million shares of SunTrust common stock. In 2000, SunTrust purchased 1,159,200 shares of SunTrust common stock to complete the August 10, 1999 authorization. On February 8, 2000, the Board of Directors authorized the purchase of up to 12 million shares of SunTrust common stock; SunTrust purchased 10,105,542 shares of common stock under this authorization. On August 8, 2000, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock of the Company, including 1,894,458 shares remaining under the authorization to purchase shares of February 8, 2000. At October 31, 2000, the Company had 8,371,600 shares remaining to be purchased under the August 8, 2000 authorization.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM  8-K
            A. Exhibits

            B. Reports on Form 8-K
               The  Registrant  filed a Current Report on Form 8-K dated October
               20, 2000. The purpose of this report was to file as an exhibit the press release reporting September 30, 2000 quarterly results.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of November, 2000.


                              SunTrust Banks, Inc.
                                  (Registrant)



                              ---------------------
                              William P. O'Halloran
                      Senior Vice President and Controller
                           (Chief Accounting Officer)