Form 10-Q
period 2001-03-31
SUNTRUST BANKS INC
filed 2001-05-14
CIK 750556

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


                 For the Quarterly Period Ended March 31, 2001
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

                               Yes  X  No ____
                                   ---

At April 30, 2001, 291,988,630 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                              Page
   Item 1. Financial Statements (Unaudited)
           Consolidated Statements of Income                                  3
           Consolidated Balance Sheets                                        4
           Consolidated Statements of Cash Flows                              5
           Consolidated Statements of Shareholders' Equity                  6-14
           Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   15-28

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        28

PART II  OTHER INFORMATION

   Item 1. Legal Proceedings                                                 29

   Item 2. Changes in Securities                                             29

   Item 3. Defaults Upon Senior Securities                                   29

   Item 4. Submission of Matters to a Vote of  Security Holders              29

   Item 5. Other Information                                                 29

   Item 6. Exhibits and Reports on Form 8-K                                  29

SIGNATURES                                                                   29


                        PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year 2001.

                       Consolidated Statements of Income
                       ---------------------------------

                                                                     Three Months
                                                                    Ended March 31
                                                            -----------------------------
(Dollars in thousands except per share data)(Unaudited)         2001             2000
                                                            ------------     ------------
Interest Income
  Interest and fees on loans                                $  1,397,659     $  1,306,529
  Interest and fees on loans held for sale                        36,544           25,126
  Interest and dividends on securities available for sale
    Taxable interest                                             252,671          230,622
    Tax-exempt interest                                            7,304            6,835
    Dividends (1)                                                 17,326           17,023
  Interest on funds sold                                          18,933           19,338
  Interest on deposits in other banks                                435              335
  Other interest                                                  13,002            5,021
                                                            ------------     ------------
     Total interest income                                     1,743,874        1,610,829
                                                            ------------     ------------
Interest Expense
  Interest on deposits                                           584,261          554,962
  Interest on funds purchased                                    154,430          142,833
  Interest on other short-term borrowings                         24,056           18,946
  Interest on long-term debt                                     176,270          111,495
                                                            ------------     ------------
     Total interest expense                                      939,017          828,236
                                                            ------------     ------------
Net Interest Income                                              804,857          782,593
Provision for loan losses                                         67,300           22,292
                                                            ------------     ------------
Net interest income after provision for loan losses              737,557          760,301
                                                            ------------     ------------
Noninterest Income
  Trust income                                                   124,309          128,600
  Service charges on deposit accounts                            120,023          111,266
  Other charges and fees                                          55,539           49,137
  Retail investment services                                      24,783           30,798
  Investment banking income                                       14,089           19,671
  Trading account profits and commissions                         29,694           12,013
  Credit card and other fees                                      25,588           22,091
  Mortgage production related income                              31,736           18,693
  Mortgage servicing related income                                6,724            7,722
  Securities gains                                                57,117            6,862
  Other noninterest income                                        36,317           29,999
                                                            ------------     ------------
     Total noninterest income                                    525,919          436,852
                                                            ------------     ------------
Noninterest Expense
  Salaries and other compensation                                376,351          371,085
  Employee benefits                                               56,660           56,924
  Net occupancy expense                                           50,013           50,060
  Equipment expense                                               44,545           51,638
  Outside processing and software                                 45,144           41,611
  Marketing and customer development                              23,033           22,302
  Merger-related expenses                                              -           13,633
  Amortization of intangible assets                                8,290            8,994
  Other noninterest expense                                      138,661           88,068
                                                            ------------     ------------
     Total noninterest expense                                   742,697          704,315
                                                            ------------     ------------
Income before provision for income taxes                         520,779          492,838
Provision for income taxes                                       183,254          173,399
                                                            ------------     ------------
     Net Income                                             $    337,525     $    319,439
                                                            ============     ============

Average common  shares - diluted                             295,832,464      306,738,634
Average common shares - basic                                291,804,986      303,461,233
Net income per average common share - diluted               $       1.14     $       1.04
Net income per average common share - basic                         1.16             1.05
Dividends declared per common share                                 0.40             0.37
(1) Includes dividends on common stock of
     The Coca-Cola Company                                         8,688            8,205

See notes to consolidated financial statements

                          Consolidated Balance Sheets
                          ---------------------------

                                                                                March 31         December 31         March 31
(Dollars in thousands) (Unaudited)                                                2001               2000              2000
                                                                              -------------      -------------     ------------
Assets
  Cash and due from banks                                                     $   3,259,873      $   4,110,489     $  3,600,689
  Interest-bearing deposits in other banks                                          242,371             13,835           14,962
  Funds sold                                                                        996,791          1,267,028        1,021,249
  Trading account                                                                 1,441,437          1,105,848          793,714
  Securities available for sale (1)                                              20,274,510         18,810,311       17,184,884
  Loans held for sale                                                             2,537,483          1,759,281        1,121,702

  Loans                                                                          70,360,077         72,239,820       68,614,360
  Allowance for loan losses                                                        (871,964)          (874,547)        (874,034)
                                                                              -------------      -------------     ------------
      Net loans                                                                  69,488,113         71,365,273       67,740,326

  Premises and equipment                                                          1,605,144          1,629,071        1,630,717
  Intangible assets                                                                 868,541            810,860          780,677
  Customers' acceptance liability                                                   107,848            184,157          180,023
  Other assets                                                                    2,904,274          2,604,221        2,249,962
                                                                              -------------      -------------     ------------
      Total assets                                                            $ 103,726,385      $ 103,660,374     $ 96,318,905
                                                                              =============      =============     ============

Liabilities and Shareholders' Equity
  Noninterest-bearing deposits                                                $  13,532,170      $  15,064,017     $ 13,807,141
  Interest-bearing deposits                                                      49,190,494         54,469,320       52,533,087
                                                                              -------------      -------------     ------------
      Total deposits                                                             62,722,664         69,533,337       66,340,228
  Funds purchased                                                                13,546,629         10,895,944       10,178,602
  Other short-term borrowings                                                     2,493,686          1,761,985        1,305,323
  Long-term debt                                                                 11,475,889          7,895,430        6,618,392
  Guaranteed preferred beneficial interests in debentures                         1,050,000          1,050,000        1,050,000
  Acceptances outstanding                                                           107,848            184,157          180,023
  Other liabilities                                                               4,499,269          4,100,313        3,537,625
                                                                              -------------      -------------     ------------
      Total liabilities                                                          95,895,985         95,421,166       89,210,193
                                                                              -------------      -------------     ------------

  Preferred stock, no par value; 50,000,000 shares authorized; none issued                -                  -                -
  Common stock, $1.00 par value                                                     323,163            323,163          323,163
  Additional paid in capital                                                      1,270,670          1,274,416        1,280,116
  Retained earnings                                                               6,531,995          6,312,044        5,667,767
  Treasury stock and other                                                       (1,903,872)        (1,613,189)      (1,339,491)
                                                                              -------------      -------------     ------------
      Realized shareholders' equity                                               6,221,956          6,296,434        5,931,555
  Accumulated other comprehensive income                                          1,608,444          1,942,774        1,177,157
                                                                              -------------      -------------     ------------
      Total shareholders' equity                                                  7,830,400          8,239,208        7,108,712
                                                                              -------------      -------------     ------------
      Total liabilities and shareholders' equity                              $ 103,726,385      $ 103,660,374     $ 96,318,905
                                                                              =============      =============     ============

Common shares outstanding                                                       291,808,231        296,266,329      302,325,563
Common shares authorized                                                        750,000,000        750,000,000      500,000,000
Treasury shares of common stock                                                  31,354,526         26,896,428       20,837,194

(1) Includes net unrealized gains on securities available for sale            $   2,509,185      $   3,048,313     $  1,903,368

                     Consolidated Statements of Cash Flows
                     -------------------------------------

                                                                         Three Months
                                                                        Ended March 31
                                                                 ---------------------------
(Dollars in thousands) (Unaudited)                                  2001             2000
                                                                 -----------     -----------
Cash flows from operating activities:
  Net income                                                     $   337,525     $   319,439
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation, amortization and accretion                        77,226          75,774
      Provisions for loan losses and foreclosed property              67,419          22,315
      Amortization of compensation element of restricted stock         1,050           2,682
      Securities gains                                               (57,117)         (6,862)
      Net gain on sale of non-interest earning assets                 (3,124)         (5,921)
      Net (increase) decrease in loans held for sale                (778,201)        410,085
      Net increase in accrued interest receivable,
        prepaid expenses and other assets                           (765,758)       (539,094)
      Net increase in accrued interest payable,
        accrued expenses and other liabilities                       603,754         216,044
                                                                 -----------     -----------
        Net cash (used in) provided by operating activities         (517,226)        494,462
                                                                 -----------     -----------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale          523,480         776,165
  Proceeds from sales of securities available for sale             1,168,211          88,353
  Purchases of securities available for sale                      (1,739,622)       (353,785)
  Net increase in loans                                              (78,145)     (2,631,603)
  Capital expenditures                                                (8,399)        (30,599)
  Proceeds from the sale of assets                                     7,238           9,676
  Loan recoveries                                                     13,027          15,728
                                                                 -----------     -----------
    Net cash used in investing activities                           (114,210)     (2,126,065)
                                                                 -----------     -----------

Cash flows from financing activities:
  Net (decrease) increase in deposits                             (6,810,673)      6,239,699
  Net increase (decrease) in funds purchased
   and other short-term borrowings                                 3,382,386      (6,687,002)
  Proceeds from the issuance of long-term debt                     4,100,000       2,461,529
  Repayment of long-term debt                                       (519,541)       (810,483)
  Proceeds from the exercise of stock options                          1,710           4,276
  Proceeds from stock issuance                                         7,938           8,576
  Proceeds used in the acquisition of stock                         (305,127)       (354,435)
  Dividends paid                                                    (117,574)       (113,023)
                                                                 -----------     -----------
    Net cash (used in) provided by financing activities             (260,881)        749,137
                                                                 -----------     -----------
Net decrease in cash and cash equivalents                           (892,317)       (882,466)
Cash and cash equivalents at beginning of year                     5,391,352       5,519,366
                                                                 -----------     -----------
Cash and cash equivalents at end of period                       $ 4,499,035     $ 4,636,900
                                                                 ===========     ===========

Supplemental Disclosure:
Interest paid                                                    $   939,340     $   812,475
Income taxes refunded (paid)                                          41,562         (26,349)
Non-cash impact of securitizing loans                              1,903,518               -
Non-cash impact of Star Systems Inc. sale                             52,919               -

See notes to consolidated financial statements

                Consolidated Statements of Shareholders' Equity
                -----------------------------------------------

                                                                                                      Accumulated
                                                            Additional                  Treasury         Other
                                                  Common      Paid in      Retained     Stock and    Comprehensive
(Dollars in thousands) (Unaudited)                Stock       Capital      Earnings      Other*          Income        Total
                                                 ------------------------------------------------------------------------------
Balance, January 1, 2000                         $323,163   $ 1,293,387   $5,461,351   $(1,013,861)    $1,562,822   $ 7,626,862
Net income                                              -             -      319,439             -              -       319,439
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                             -             -            -             -       (385,665)     (385,665)
                                                                                                                    -----------
Total comprehensive income                                                                                              (66,226)
Cash dividends declared, $0.37 per share                -             -     (113,023)            -              -      (113,023)
Exercise of stock options                               -       (11,057)           -        15,333              -         4,276
Acquisition of treasury stock                           -             -            -      (354,435)             -      (354,435)
Restricted stock activity                               -          (328)           -           328              -             -
Amortization of compensation element
   of restricted stock                                  -             -            -         2,682              -         2,682
Issuance of stock for employee benefit plans            -        (1,886)           -        10,462              -         8,576
                                                 ------------------------------------------------------------------------------
Balance, March 31, 2000                          $323,163   $ 1,280,116   $5,667,767   $(1,339,491)    $1,177,157   $ 7,108,712
                                                 ==============================================================================

Balance, January 1, 2001                         $323,163   $ 1,274,416   $6,312,044   $(1,613,189)    $1,942,774   $ 8,239,208
Net income                                              -             -      337,525             -              -       337,525
Other comprehensive income:
Adoption of SFAS No. 133                                -             -            -             -        (10,560)      (10,560)
Change in unrealized gains (losses) on
   derivatives, net of taxes                            -             -            -             -        (11,611)      (11,611)
Change in unrealized gains (losses) on
   securities, net of taxes                             -             -            -             -       (312,159)     (312,159)
                                                                                                                    -----------
Total comprehensive income                                                                                                3,195
Cash dividends declared, $0.40 per share                -             -     (117,574)            -              -      (117,574)
Exercise of stock options                               -        (3,951)           -         5,661              -         1,710
Acquisition of treasury stock                           -             -            -      (305,127)             -      (305,127)
Restricted stock activity                               -          (123)           -           123              -             -
Amortization of compensation element
   of restricted stock                                  -             -            -         1,050              -         1,050
Issuance of stock for employee benefit plans            -           328            -         7,610              -         7,938
                                                 ------------------------------------------------------------------------------
Balance, March 31, 2001                          $323,163   $ 1,270,670   $6,531,995   $(1,903,872)    $1,608,444   $ 7,830,400
                                                 ==============================================================================

* Balance at March 31, 2000 includes $1,285,467 for treasury stock and $54,024 for compensation element of restricted stock.
   Balance at March 31, 2001includes $1,862,702 for treasury stock and $41,170 for compensation element of restricted stock.

See notes to consolidated financial statements

            Notes to Consolidated Financial Statements (Unaudited)
            ------------------------------------------------------

Note 1 - Accounting Policies

The consolidated interim financial statements of SunTrust Banks, Inc. ("SunTrust" or "Company") are unaudited. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2 - Acquisitions

On March 28, 2001, the Company acquired Asset Management Advisors Holdings, Inc., a Jupiter, Florida based specialized wealth management firm. The acquisition was accounted for as a purchase with $22.0 million of cash tendered as consideration. The acquisition did not have a material effect on the consolidated financial statements.

Note 3 - Derivative Financial Instruments

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, standardizes the accounting for derivative instruments and hedging activities and requires that all derivative instruments be recognized as assets or liabilities at fair value. If certain conditions are met, the derivative may qualify for hedge accounting treatment and be designated as one of the following types of hedges: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedge"), (b) a hedge of the exposure to variability of cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge") or (c) a hedge of foreign currency exposure ("foreign currency hedge").

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that have been highly effective are recognized in current period earnings along with the change in value of the designated hedge item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that have been highly effective are recognized in other comprehensive income, until such time that earnings are affected by the variability of the cash flows of the underlying hedged item. In either a fair value hedge or a cash flow hedge, net earnings may be impacted to the extent the changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedge items. The Company does not currently have any foreign currency hedges. All derivatives that qualify for hedge accounting treatment have been used to hedge the issuance of long term debt and qualify for the short-cut method of accounting as described in SFAS 133. Accordingly, no income or expense was recorded in the first quarter of 2001 due to hedge ineffectiveness.

Certain interest rate swaps were entered into for the purpose of hedging balance sheet items prior to 2001 that do not meet the requirements for the short-cut method of accounting under the provisions of SFAS 133. These swaps have been recorded at fair value as trading account assets or liabilities. The related net gain is recorded in current period earnings as trading income. Trading account profits and commissions included $2.9 million related to these derivatives in the first quarter of 2001.

The Company adopted SFAS 133 on January 1, 2001. In accordance with the transition provisions of SFAS 133, the following was the net-of-tax effect on earnings and equity effective January 1, 2001:

      ------------------------------------------------------------------

Earnings increased $1.6 million
-------------------------------
 . $16.6 million gain for the fair value adjustment on fair-value hedging instruments
 . $16.6 million loss for the fair value adjustment on related hedged assets and liabilities
 . $0.4 million gain for the fair value on the
  mortgage pipeline
 . $1.2 million gain for the derecognition of a previously deferred gain

Equity (Other Comprehensive Income)
-----------------------------------
 . $10.6 million loss from cash flow hedging instruments

In the first quarter of 2001, the Company recorded a gain of $18.5 million for the market value adjustment on fair value hedging instruments related to long-term debt that was offset by an $18.5 million loss for the market value adjustment of the hedged long-term debt. The Company also recorded a gain of $5.9 million for the market value adjustment on fair value hedging instruments related to mortgage loans that was offset by a $5.9 million loss for the market value adjustment on mortgage loans. Cash flow hedges of long-term debt resulted in a decrease to other comprehensive income for the first quarter of 2001 of $13.6 million. Activity in other comprehensive income for the first quarter of 2001 is summarized in the following table:

(Dollars in thousands)                                               Three Months Ended March 31, 2001
                                                                -------------------------------------------
                                                                  Before        Income Tax         Net of
                                                                   Tax          (Expense)           Tax
                                                                  Amount        or Benefit         Amount
                                                                ----------      ----------       ----------
Balance at December 31, 2000                                    $        -      $        -       $        -
Cumulative effect of a change in accounting principle              (16,246)          5,686          (10,560)
Reclassification of losses to net income                             3,036          (1,063)           1,973
Net loss on current period cash flow hedges                        (20,899)          7,315          (13,584)
                                                                ----------      ----------       ----------
Balance at March 31, 2001                                       $  (34,109)     $   11,938       $  (22,171)
                                                                ==========      ==========       ==========

      ------------------------------------------------------------------

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

Note 5 - Loan Securitizations

During the first quarter of 2001, SunTrust transferred $1,903 million of single family mortgages to securities available for sale in two securitization transactions. These securities are maintained in the Company's available for sale securities portfolio at fair market value based on quoted market prices.

The first securitization of $468 million is guaranteed by Fannie Mae with SunTrust retaining one-percent recourse on the losses incurred in the securitized loan portfolio. The second securitization of $1,435 million is a private securitization with the Company retaining full recourse. Reserves totaling $3.6 million were transferred from the allowance for loan losses to other liabilities to provide for any potential recourse liability. The reserve was established based on management's evaluation of the size and risk characteristics of the securitized loan portfolio. The reserve is periodically evaluated by management for adequacy, with consideration given to the balance of problem loans, prior loan loss experience, current economic conditions, value of collateral and other risk factors.

Note 6 - Comprehensive Income

The Company's comprehensive income, which includes certain transactions and other economic events that bypass the income statement, consists of net income, unrealized gains and losses on securities available for sale and the impact of cash flow hedges, net of income taxes.

      ------------------------------------------------------------------

Comprehensive income for the three months ended March 31, 2001 and 2000 is calculated as follows:

(Dollars in thousands)
                                                                             2001             2000
                                                                             ----             ----
Unrealized loss on available for sale securities, net,
 recognized in other comprehensive income:
   Before income tax                                                      $ (480,245)      $ (624,337)
   Income Tax                                                               (168,086)        (238,672)
                                                                          ----------       ----------
   Net of Income Tax                                                      $ (312,159)      $ (385,665)
                                                                          ==========       ==========

Amounts reported in net income:
 Gain on sale of securities                                               $   57,117       $    6,862
 Net accretion                                                                (1,881)          (2,285)
                                                                          ----------       ----------
 Reclassification adjustment                                                  55,236            4,577
 Income tax expense                                                          (19,333)          (1,750)
                                                                          ----------       ----------
 Reclassification adjustment, net of tax                                  $   35,903       $    2,827
                                                                          ==========       ==========

Unrealized loss on available for sale securities
 arising during period, net of tax                                        $ (276,256)      $ (382,838)
  Reclassification adjustment, net of tax                                    (35,903)          (2,827)
                                                                          ----------       ----------
   Net unrealized loss on available for sale securities
    recognized in other comprehensive income                              $ (312,159)      $ (385,665)
                                                                          ==========       ==========

Unrealized loss on derivative financial instruments, net,
 recognized in other comprehensive income:
   Before income tax                                                      $  (34,109)      $        -
   Income Tax                                                                (11,938)               -
                                                                          ----------       ----------
   Net of Income Tax                                                      $  (22,171)      $        -
                                                                          ==========       ==========

Cumulative effect change in accounting principle                          $  (16,246)      $        -
 Income tax benefit                                                            5,686                -
                                                                          ----------       ----------
 Cumulative effect change in accounting principle,
  net of tax                                                              $  (10,560)      $        -
                                                                          ==========       ==========

 Reclassification of losses from other comprehensive
  income to earnings                                                      $    3,036       $        -
 Income tax expense                                                           (1,063)               -
                                                                          ----------       ----------
 Reclassification adjustment, net of tax                                  $    1,973       $        -
                                                                          ==========       ==========

Cumulative effect change in accounting principle,
 net of tax                                                               $  (10,560)      $        -
Unrealized loss on derivative financial instruments
 arising during period, net of tax                                           (13,584)               -
Reclassification adjustment, net of tax                                        1,973                -
                                                                          ----------       ----------
   Net unrealized loss on derivative instruments
    recognized in other comprehensive income                              $  (22,171)      $        -
                                                                          ==========       ==========

Total unrealized losses recognized in
 other comprehensive income                                               $ (334,330)      $ (385,665)
Net income                                                                   337,525          319,439
                                                                          ----------       ----------
Total comprehensive income                                                $    3,195       $  (66,226)
                                                                          ==========       ==========

      ------------------------------------------------------------------

Note 7 - Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2001 and 2000 is included in the following table.

                       Computation of Per Share Earnings
                     (In thousands, except per share data)

                                                          Three Months
                                                          Ended March 31
                                                    -------------------------
                                                      2001             2000
                                                    ---------       ---------
Diluted
-------

Net income                                          $ 337,525       $ 319,439
                                                    ---------       ---------

Average common shares outstanding                     291,805         303,461
Effect of dilutive securities:
  Stock options                                         2,140           1,511
  Performance restricted stock                          1,887           1,767
                                                    ---------       ---------
Average diluted common shares                         295,832         306,739
                                                    ---------       ---------

Earnings per common share - diluted                 $    1.14       $    1.04
                                                    =========       =========

Basic
-----

Net income                                          $ 337,525       $ 319,439
                                                    ---------       ---------

Average common shares                                 291,805         303,461
                                                    ---------       ---------

Earnings per common share - basic                   $    1.16       $    1.05
                                                    =========       =========

      ------------------------------------------------------------------

Note 8 - Business Segment Reporting

The Company's prior business segment disclosures have been aligned with its geographic regions as defined by its former multiple bank charters. During 2000, as a result of the consolidation of its multiple bank charters into a single legal entity, the Company began to redefine its operating model and created a line of business management structure to overlay its former multiple bank management structure. Beginning in January 2001, the Company implemented significant changes to its internal management reporting system to begin to measure and manage certain business activities by line of business. The Lines of Business are defined as follows:

Retail

Retail includes loans, deposits and other fee based services for retail and small business clients. The Retail Line of Business also includes the branch office and ATM networks of the Company.

Commercial

Commercial includes loans, deposits and other fee based services for business clients generally with total annual revenues from $5 million to $250 million.

Corporate and Investment Banking

Corporate and Investment Banking includes loans, deposits and other fee based services for national and large business clients generally with total annual revenues in excess of $250 million. Corporate and Investment Banking also includes the management of corporate leasing, debt and equity capital markets and international banking services.

Mortgage

Mortgage includes the investment in residential mortgage loans and the production, sale and service of secondary residential mortgage loans.

Private Client Services

Private Client Services includes personal and institutional trust and investment management services, retail investment services and management of affluent clients' financial resources including loans, deposits and other fee based services.

Corporate/Other

Corporate/Other includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises and certain support activities not currently allocated to the aforementioned Lines of Business. Any transactions between the separate Lines of Business not already eliminated in the results of the Lines of Business are also reflected in the Corporate/Other Line of Business.

      ------------------------------------------------------------------

Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting practices equivalent to generally accepted accounting principles. Therefore, the disclosure of performance of the business segments is not necessarily comparable with similar information presented by any other financial institution.

The Company utilizes a matched maturity funds transfer pricing methodology to transfer the interest rate risk of all assets and liabilities to the Corporate Treasury area which manages the interest rate risk of the Company. Differences in the aggregate amounts of funds charges and credits that are transfer priced are reflected in the Corporate/Other Line of Business segment. A system of internal credit transfers is utilized to recognize supportive business services across Lines of Business. The net results of these credits are reflected in each Line of Business segment. The cost of operating office premises is charged to the Lines of Business by use of an internal cost transfer process. Allocations of certain administrative support expenses and customer transaction processing expenses are also reflected in each Line of Business segment. The offset to these expense allocations, as well as the amount of any unallocated expenses, is reported in the Corporate/Other Line of Business segment. The Company also utilizes an internal credit risk transfer pricing methodology (the "credit risk premium") which creates a current period financial charge against interest income to each Line of Business based on the estimated credit risk-adjusted return on loans and leases. The offset to the aggregate credit risk premium charges is matched against the Company's current provision for loan and lease losses with any difference reported in the Corporate/Other segment. The provision for income taxes is also reported in the Corporate/Other segment.

The Company is currently in the process of building and implementing further enhancements to its internal management reporting system which are expected to be implemented over the remaining periods of 2001. Once complete, the activities reported for each Line of Business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced interest income, net of credit risk premiums; direct non-interest income; Internal credit transfers between Lines of Business for supportive business services; and fully absorbed expenses. The internal management reporting system and the business segment disclosures for each Line of Business do not currently include attributed economic capital, nor fully absorbed expenses. Any amounts not currently reported in each Line of Business segment are reported in the Corporate/Other segment. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment.

Due to the significant nature of the changes implemented to the internal management reporting system in 2001, it is not practicable to conform prior year financial data for the new business segments nor current year financial data for the prior business segments for reporting.

      ------------------------------------------------------------------

The following table discloses selected financial information for SunTrust's new reportable business segments for the three months ended March 31, 2001.

                                                                         Three Months Ended March 31, 2001
                                        -------------------------------------------------------------------------------------------
                                                               Corporate and
                                                                Investment                 Private Client  Corporate/
                                          Retail    Commercial    Banking     Mortgaging      Servives       Other     Consolidated
                                        -------------------------------------------------------------------------------------------
Average total assets                    19,958,455  19,994,114  22,601,902     19,430,534     1,295,794    19,944,567   103,225,366
Average total liabilities               44,464,646   8,157,788   4,294,637        753,246     1,720,683    35,745,148    95,136,148
Average total equity                             -           -           -              -             -     8,089,218     8,089,218
                                        -------------------------------------------------------------------------------------------
Net interest revenue (1)                   398,693     135,559      50,229         41,642        11,042       100,392       737,557
Noninterest revenue                        146,265      55,056      71,815         55,994       150,332        46,457       525,919
Noninterest expense                        289,698      95,168      70,296         72,104       100,491       114,940       742,697

                                        -------------------------------------------------------------------------------------------
Total contribution                         255,260      95,447      51,748         25,532        60,883        31,909       520,779
Provision for income taxes                       -           -           -              -             -       183,254       183,254
                                        -------------------------------------------------------------------------------------------
Net income                                 255,260      95,447      51,748         25,532        60,883      (151,345)      337,525
                                        ===========================================================================================

Total revenue from external customers      545,178     406,113     424,889        382,421       154,889       356,303     2,269,793
                                        ===========================================================================================

(1) Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis net of the credit risk premium for the Lines of Business.

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

SunTrust has 1,115 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 1,950 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the first quarter of 2001 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the three months ended March 31, 2001 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record operating earnings of $337.5 million for the first quarter of 2001, an increase of 2.8% compared to $328.3 million for the first quarter of 2000 (excluding after-tax merger-related charges of $8.9 million or $.03 per diluted share for the first quarter of 2000). Diluted earnings per share, adjusted for merger charges, grew 6.5% to $1.14 from $1.07 in the same period last year.

Net interest income increased $23.1 million, or 2.9%, from the first quarter of 2000 to the first quarter of 2001. This was the result of continued strong loan demand as average quarterly loans increased $4.6 billion, or 6.9%, over the first quarter of 2000.

The loan loss provision increased $45.0 million, or 201.9%, over the first quarter of 2000. This increase was primarily due to the first quarter of 2001 sale of three of the Company's largest nonperforming loans which resulted in losses of $11.7 million. Additional write-downs of other large corporate nonperforming loans also contributed to this increase.

Total noninterest income increased $89.1 million, or 20.4%, over the prior year's first quarter. The majority of the increase was due to the recognition of a $52.9 million gain on the sale of Star Systems, Inc. in the first quarter of 2001. In addition, noninterest income was impacted by increases of $17.7 million, or 147.2%, in trading account profits and commissions, $13.0 million, or 69.8%, in mortgage production related income, $8.8 million, or 7.9%, in services charges on deposit accounts and $6.4 million, or 13.0%, in other charges and fees.

Total noninterest expense, excluding merger-related charges, increased $52.0 million, or 7.5%, over the first quarter of 2000. The overall increase was primarily the result of a $55.6 million increase in the other expense line item primarily due to increases in miscellaneous one-time expenses including the Company's branding advertising campaign and $7.0 million related to the continued system integration of customer based systems across the geographic areas served by SunTrust Banks, Inc.(One Bank initiative).

Selected Quarterly Financial Data                                        Table 1

(Dollars in millions except per share data)                                   Quarters
                                               -------------------------------------------------------------------
                                                   2001                              2000
                                               -----------   -----------------------------------------------------
                                                    1              4             3             2             1
                                               -----------   -----------   -----------    ----------    ----------
Summary of Operations
Interest and dividend income                   $   1,743.9   $   1,798.3   $   1,764.2    $  1,672.0    $  1,610.8
Interest expense                                     939.0       1,012.9         992.8         903.0         828.2
                                               -----------   -----------   -----------    ----------    ----------
Net interest income                                  804.9         785.4         771.4         769.0         782.6
Provision for loan losses                             67.3          53.5          30.5          27.7          22.3
                                               -----------   -----------   -----------    ----------    ----------
Net interest income after
  provision for loan losses                          737.6         731.9         740.9         741.3         760.3
Noninterest income                                   525.9         445.6         447.2         444.0         436.9
Noninterest expense(1)(2)                            742.7         697.9         706.6         719.8         704.2
                                               -----------   -----------   -----------    ----------    ----------
Income before provision for
  income taxes                                       520.8         479.6         481.5         465.5         493.0
Provision for income taxes                           183.3         149.2         154.7         148.0         173.6
                                               -----------   -----------   -----------    ----------    ----------
Net income                                     $     337.5   $     330.4       $ 326.8    $    317.5    $    319.4
                                               ===========   ===========   ===========    ==========    ==========
Net interest income (taxable-equivalent)       $     815.2   $     796.1   $     781.5    $    778.7    $    792.1

Per common share
  Diluted                                      $      1.14   $      1.11   $      1.10    $     1.05    $     1.04
  Basic                                               1.16          1.13          1.11          1.06          1.05

Dividends declared                                    0.40          0.37          0.37          0.37          0.37
Book value                                           26.83         27.81         25.85         25.10         23.51
Market price
  High                                               68.07         64.38         54.19         66.00         68.06
  Low                                                57.29         41.63         45.63         45.06         46.81
  Close                                              64.80         63.00         49.88         45.69         57.75

Selected Average Balances
Total assets                                   $ 103,225.4   $ 101,246.0   $  99,392.2    $ 97,497.3    $ 95,413.4
Earning assets                                    92,553.9      90,679.6      89,663.7      88,200.6      85,857.5
Loans                                             71,654.4      71,774.6      71,506.9      69,830.6      67,030.0
Total deposits(3)                                 65,408.6      67,181.9      67,158.2      66,866.4      65,550.3
Realized shareholders' equity                      6,264.6       6,140.5       6,012.8       5,948.9       6,023.3
Total shareholders' equity                         8,089.2       7,844.4       7,487.4       7,195.9       7,476.2

Common shares - diluted (thousands)                295,832       296,461       298,558       302,141       306,739
Common shares - basic (thousands)                  291,805       293,390       295,575       298,986       303,461

Financial Ratios(4)
ROA                                                   1.36%         1.33%         1.34%         1.34%         1.38%
ROE                                                  21.85         21.40         21.62         21.46         21.33
Net interest margin                                   3.57          3.49          3.47          3.55          3.71

(1) Includes enhancements to customer-based systems of $7.0 million for the first quarter of 2001 related to the One Bank initiative.
(2) Includes merger-related expenses of $2.4, $8.3, $18.2 and $13.6 million for the fourth, third, second and first quarters of 2000, respectively.
(3) Includes brokered and foreign deposits of $10.9 billion for the first quarter of 2001 and $13.1, $13.5, $12.9 and $12.2 billion for the fourth, third, second and first quarters of 2000, respectively.
(4) Calculated excluding net unrealized gains on derivatives and securities available for sale because the net unrealized gains are not included in income.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)

                                                                                    Quarter Ended
                                                     ---------------------------------------------------------------------------
                                                                 March 31, 2001                        December 31, 2000
                                                     -------------------------------------    ----------------------------------
                                                      Average        Income/      Yields/       Average       Income/    Yields/
                                                      Balances       Expense       Rates        Balances      Expense     Rates
                                                    ------------   -----------   ---------    ------------   ---------   -------
Assets
Loans:(1)
  Taxable                                            $  70,552.3    $  1,385.0        7.96%    $  70,647.7   $ 1,461.7      8.23%
  Tax-exempt(2)                                          1,102.1          20.9        7.68         1,126.9        22.5      7.93
                                                    --------------------------------------    ----------------------------------
    Total loans                                         71,654.4       1,405.9        7.96        71,774.6     1,484.2      8.23
Securities available for sale:
  Taxable                                               15,920.2         270.0        6.88        14,715.5       251.2      6.79
  Tax-exempt(2)                                            449.6           9.4        8.44           444.0         8.4      7.53
                                                    --------------------------------------    ----------------------------------
    Total securities available for sale                 16,369.8         279.4        6.92        15,159.5       259.6      6.81
Funds sold                                               1,361.1          18.9        5.64         1,324.4        22.3      6.70
Loans held for sale                                      1,988.3          36.5        7.45         1,690.7        33.3      7.83
Other short-term investments(2)                          1,180.3          13.6        4.66           730.4         9.6      5.24
                                                    --------------------------------------    ----------------------------------
    Total earning assets                                92,553.9       1,754.3        7.69        90,679.6     1,809.0      7.94
Allowance for loan losses                                 (896.7)                                   (858.6)
Cash and due from banks                                  3,321.7                                   3,464.7
Premises and equipment                                   1,617.1                                   1,618.2
Other assets                                             3,761.5                                   3,661.1
Unrealized gains on securities
 available for sale                                      2,867.9                                   2,681.0
                                                    --------------------------------------    ----------------------------------
    Total assets                                     $ 103,225.4                               $ 101,246.0
                                                    ======================================    ==================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                          $  21,172.9    $    173.5        3.32%    $  20,023.3   $   169.3      3.36%
  Savings                                                6,251.4          56.6        3.67         6,306.9        60.8      3.84
  Consumer time                                          9,741.0         135.7        5.65         9,964.6       141.5      5.65
  Other time                                             4,235.1          62.1        5.95         4,334.7        66.4      6.09
  Brokered deposits                                      2,490.3          39.2        6.38         4,059.7        68.6      6.72
  Foreign deposits                                       8,379.7         117.2        5.67         9,023.0       149.6      6.60
                                                    --------------------------------------    ----------------------------------
    Total interest-bearing deposits                     52,270.4         584.3        4.53        53,712.2       656.2      4.86
Funds purchased                                         11,834.6         154.4        5.29        11,225.2       177.5      6.29
Other short-term borrowings                              1,724.3          24.1        5.66         1,885.9        31.2      6.57
Long-term debt                                          11,688.5         176.3        6.12         8,725.0       148.0      6.75
                                                    --------------------------------------    ----------------------------------
    Total interest-bearing liabilities                  77,517.8         939.1        4.91        75,548.3     1,012.9      5.33
Noninterest-bearing deposits                            13,138.2                                  13,469.7
Other liabilities                                        4,480.1                                   4,383.6
Realized shareholders' equity                            6,264.6                                   6,140.5
Accumulated other comprehensive income                   1,824.7                                   1,703.9
                                                    --------------------------------------    ----------------------------------
    Total liabilities and shareholders' equity       $ 103,225.4                               $ 101,246.0
                                                    ======================================    ==================================
Interest rate spread                                                                  2.78%                                 2.61%
                                                    --------------------------------------    ----------------------------------
Net Interest Income                                                 $    815.2                               $   796.1
                                                    --------------------------------------    ----------------------------------
Net Interest Margin(3)                                                                3.57%                                 3.49%
                                                    --------------------------------------    ----------------------------------

(1) Interest income includes loan fees of $36.0, $36.8, $33.5, $32.8, and $32.4 million in the quarters ended March 31, 2001 and December 31, September 30, June 30, and March 31, 2000, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.4, $10.7, $10.1, $9.6, and $9.5 million in the quarters ended March 31, 2001 and December 31, September 30, June 30, and March 31, 2000, respectively.

                                                                         Table 2


                                            Quarter Ended
--------------------------------------------------------------------------------------------------------
       September 30, 2000                     June 30, 2000                     March 31, 2000
---------------------------------  ---------------------------------  ----------------------------------
  Average      Income/   Yields/     Average     Income/    Yields/     Average      Income/    Yields/
 Balances      Expense    Rates      Balances    Expense     Rates      Balances     Expense     Rates
-----------   ---------  -------   ----------- -----------  -------   -----------  -----------  -------
 $ 70,427.3   $ 1,442.1     8.15%   $ 68,789.8  $ 1,354.7      7.92%  $ 65,975.8    $ 1,293.9       7.89%
    1,079.6        21.1     7.79       1,040.8       19.8      7.65      1,054.2         19.6       7.48
--------------------------------   --------------------------------   ----------------------------------
   71,506.9     1,463.2     8.14      69,830.6    1,374.5      7.92     67,030.0      1,313.5       7.88

   14,146.9       239.9     6.75      14,483.6      242.7      6.74     15,032.5        247.6       6.63
      456.5         8.7     7.59         470.0        8.9      7.65        508.5          9.4       7.42
--------------------------------   --------------------------------   ----------------------------------
   14,603.4       248.6     6.77      14,953.6      251.6      6.77     15,541.0        257.0       6.65
    1,587.2        26.7     6.68       1,537.5       24.5      6.41      1,309.5         19.3       5.94
    1,395.0        28.5     8.12       1,279.7       23.7      7.45      1,437.1         25.1       7.03
      571.1         7.3     5.11         599.2        7.4      4.95        539.9          5.4       4.02
--------------------------------   --------------------------------   ----------------------------------
   89,663.6     1,774.3     7.87      88,200.6    1,681.7      7.67     85,857.5      1,620.3       7.59
     (868.9)                            (873.8)                           (874.7)
    3,083.6                            3,322.7                           3,395.3
    1,628.1                            1,627.5                           1,627.8
    3,520.7                            3,204.3                           3,058.3

    2,365.1                            2,016.0                           2,349.2
--------------------------------   --------------------------------   ----------------------------------
 $ 99,392.2                         $ 97,497.3                        $ 95,413.4
================================   ================================   ==================================


 $ 19,904.4   $   163.2     3.26%   $ 20,194.3  $   155.7      3.10%  $ 20,397.8    $   146.1       2.88%
    6,324.0        58.8     3.70       6,449.1       55.1      3.43      6,659.4         53.8       3.25
   10,151.8       141.0     5.53      10,023.1      129.4      5.19      9,599.9        116.6       4.89
    4,221.4        62.0     5.84       4,024.7       58.1      5.80      3,756.0         49.4       5.29
    3,815.3        65.0     6.77       2,760.9       43.9      6.40      2,585.0         38.4       5.97
    9,701.5       161.5     6.62      10,162.9      148.0      5.86      9,605.0        150.7       6.31
--------------------------------   --------------------------------   ----------------------------------
   54,118.4       651.5     4.79      53,615.0      590.2      4.43     52,603.1        555.0       4.24
   11,050.9       176.3     6.35      10,268.0      154.6      6.05     10,465.1        142.8       5.49
    1,365.8        22.1     6.44       1,546.9       25.7      6.67      1,402.2         18.9       5.43
    8,378.4       142.9     6.78       8,070.9      132.5      6.60      6,952.9        111.5       6.45
--------------------------------   --------------------------------   ----------------------------------
   74,913.5       992.8     5.27      73,500.8      903.0      4.94     71,423.3        828.2       4.66
   13,039.7                           13,251.5                          12,947.2
    3,951.6                            3,549.0                           3,566.7
    6,012.8                            5,948.9                           6,023.3
    1,474.6                            1,247.1                           1,452.9
--------------------------------   --------------------------------   ----------------------------------
 $ 99,392.2                         $ 97,497.3                        $ 95,413.4
================================   ================================   ==================================

                            2.60%                              2.73%                                2.93%
--------------------------------   --------------------------------   ----------------------------------

              $   781.5                         $   778.7                           $   792.1
--------------------------------   --------------------------------   ----------------------------------

                            3.47%                              3.55%                                3.71%
--------------------------------   --------------------------------   ----------------------------------

(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position increased net interest income $0.1 million, decreased net interest income $0.7 million, increased net interest income $0.8 million, and decreased net interest income $0.7 million in the quarters ended December 31, September 30, June 30 and March 31, 2000, respectively. Without these swaps, the net interest margin would have been 3.49%, 3.47%, 3.55%, and 3.71% in the quarters ended December 31, September 30, June 30 and March 31, 2000, respectively.

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

Management estimates the Company's net interest income for the next twelve months would decline 1.0% under a gradual increase in interest rates of 100 basis points, versus the projection under stable rates. Net interest income would increase by 1.4% under a gradual decrease in interest rates of 100 basis points, versus the projection under stable rates.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Net Interest Income/Margin. SunTrust's net interest margin was 3.57% for the first three months of 2001, a decrease of 14 basis points from the first three months of 2000. The decrease is primarily attributable to continued reliance on purchased liabilities to fund loan growth and additional interest expense to fund purchases under the SunTrust stock repurchase program. Compared to the first three months of 2000, the rate on earning assets increased 10 basis points to 7.69% in the first three months of 2001 and the rate on interest bearing liabilities increased 25 basis points to 4.91%.

As part of its on-going balance sheet management, the Company continues to take steps to obtain alternative lower cost funding sources such as developing initiatives to grow retail deposits to maximize net interest income throughout 2001. During the first quarter of 2001, the Company initiated a campaign to attract money market accounts. Average money market accounts have grown from $20.0 billion for the fourth quarter of 2000 to $21.2 billion for the first quarter of 2001.

Interest income that SunTrust was unable to recognize on nonperforming loans had a negative impact of three and one basis points on the net interest margin in the first three months of 2001 and 2000, respectively.

Noninterest Income. Noninterest income in the first quarter of 2001 increased $89.1 million, or 20.4% from the comparable period last year. The increase primarily relates to the gain of $52.9 million on the sale of Star Systems Inc. representing a historical ownership in the ATM network. Mortgage production related income increased $13.0 million, or 69.8%, due to the high volume of refinancing activity in the first quarter of 2001 as a result of the lower interest rate environment. Service charges on deposits and other charges and fees increased a combined $15.2 million, or 9.5% over the first quarter of 2000. Increased usage of products and services along with changes in pricing strategy resulted in the increase in these line items. Included in credit card and other fees is debit card interchange income of $13.5 million in the first three months of 2001 compared to $10.8 million in the same period of 2000.

Trust income, SunTrust's largest source of noninterest income, decreased $4.3 million, or 3.3% in the first quarter of 2001 compared to the first quarter of 2000. The decline in trust income was due to the sale of SunTrust

Equitable Trust, a subsidiary of SunTrust Equitable Securities, a reduction in non-recurring revenue and a decline in the market value of trust assets under management. Compared to the fourth quarter of 2000, trust income increased $2.9 million in the first quarter of 2001 due to an increase in non-recurring revenue, which traditionally occurs during the first quarter. This increase in non-recurring revenue was partially offset by the decrease in the market value of assets under management. The overall market decline resulted in a reduction in the market value of discretionary trust assets under management of approximately 6% from the first quarter of 2000. The decline in market value of trust assets was significantly less than the overall market decline due to SunTrust's disciplined and diversified investment management approach. During the first quarter, additional net new business was attracted in all trust business lines as a result of SunTrust's long-term investment perspective and client focus.

Trading account profits and commissions increased $17.7 million, or 147.2%, over the first quarter of 2000 while investment banking income decreased $5.6 million, or 28.4%, over the same period. The changes in these line items are indicative of the volatility seen in the equity market, as well as the changing interest rate environment during the first quarter of 2001. Additionally, as a result of adopting SFAS 133, the Company recorded a pre-tax gain of $2.9 million to trading account profits and commissions.

Other income included net gains on the sale of mortgage and student loans of $2.4, $0.8 and $9.8 million in the first quarter of 2001 and fourth and first quarters of 2000, respectively.

Noninterest Income                                                       Table 3
(In millions)

                                                                              Quarters
                                                  ----------------------------------------------------------------
                                                    2001                              2000
                                                  --------      --------------------------------------------------
                                                      1             4             3             2            1
                                                  --------      --------      --------      --------      --------
Trust income                                      $  124.3      $  121.4      $  120.2      $  123.7      $  128.6
Service charges on deposit accounts                  120.0         118.9         116.9         112.6         111.3
Other charges and fees                                55.6          55.1          56.3          50.4          49.1
Mortgage production related income                    31.7          27.1          23.8          20.5          18.7
Mortgage servicing related income                      6.7           9.5           7.9           7.7           7.7
Trading account profits and commissions               29.7          16.3           4.9          (1.4)         12.0
Investment Banking Income                             14.1          20.3          36.0          35.3          19.7
Credit card and other fees                            25.6          24.9          24.2          24.4          22.1
Retail investment services                            24.8          22.8          24.0          30.5          30.8
Other income                                          36.3          30.5          33.6          38.8          30.0
Securities gains (losses)                             57.1          (1.2)         (0.6)          1.5           6.9
                                                  --------      --------      --------      --------      --------
  Total noninterest income                        $  525.9      $  445.6      $  447.2      $  444.0      $  436.9
                                                  ========      ========      ========      ========      ========

Noninterest Expense. Noninterest expense increased $38.4 million, or 5.4% in the first quarter of 2001 compared to the same period last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, increased $5.0 million, or 1.2% from the earlier period.

The $55.6 million increase in other expenses during the first quarter of 2001 is due in part to servicing income of approximately $9.5 million from MBNA America Bank, N.A. on the sold credit card portfolio recorded as a reduction to other expenses in the first quarter of 2000. The Company also incurred $7.0 million in expenses on its One Bank initiative for enhancements to customer based systems across its geographic footprint that is expected to yield operating efficiencies in the future. Additional expenses were incurred in the first quarter of 2001 for the Company's branding campaigns.

In the first quarter of 2000, merger-related expenses were primarily related to accelerated depreciation and miscellaneous integration costs. There were no additional merger-related expenses in the first quarter of 2001. The efficiency ratio improved from 57.3% in the first quarter of 2000 to 55.4% in the first quarter of 2001 due to the Company's continued focus on efficiency and cost control projects.

Noninterest Expense                                                      Table 4
(In millions)

                                                                           Quarters
                                               ------------------------------------------------------------
                                                 2001                           2000
                                               --------     -----------------------------------------------
                                                  1            4             3             2           1
                                               --------     -------       -------       -------     -------
Salaries                                       $  286.0     $ 282.0       $ 278.5       $ 292.1     $ 287.3
Other compensation                                 90.3        89.3          82.9          73.1        83.8
Employee benefits                                  56.7        37.2          39.5          41.4        56.9
Net occupancy expense                              50.0        50.7          51.9          49.9        50.1
Outside processing and software                    45.1        43.9          42.4          44.4        41.6
Equipment expense                                  44.5        44.2          47.2          50.7        51.6
Marketing and customer development                 23.0        30.7          25.3          27.9        22.3
Postage and delivery                               16.2        14.9          15.4          16.3        16.7
Credit and collection services                     13.6        12.4          14.2          16.0        14.3
Communications                                     13.3        14.2          15.0          15.4        15.2
Operating supplies                                 11.3        11.2          11.3          12.6        12.2
Consulting and legal                                9.7        13.2          16.4          18.2        11.8
Amortization of intangible assets                   8.3         8.8           8.9           8.8         9.0
FDIC premiums                                       3.9         2.8           2.8           2.8         2.8
Merger-related expenses                               -         2.4           8.3          18.2        13.6
Other real estate income                           (0.7)       (2.3)         (0.4)         (0.3)       (0.8)
Other expense                                      71.5        42.3          47.0          32.3        15.9
                                               --------     -------       -------       -------     -------
  Total noninterest expense                    $  742.7     $ 697.9       $ 706.6       $ 719.8     $ 704.3
                                               ========     =======       =======       =======     =======

Efficiency ratio                                   55.4%       56.2%         57.5%         58.9%       57.3%

Provision for Loan Losses. The SunTrust Allowance for Loan Losses Committee meets at least quarterly to affirm the allowance methodology, analyze provision and charge-off trends and assess the adequacy of the allowance. The allowance analysis is based on specifically analyzed loans, historical loss rates and other internal and external factors that affect credit risk. These other factors consider variables such as the interest rate environment, corporate and consumer debt levels, volatility in the financial markets, and known events that affect the economies of the Company's primary market area. These factors are key elements in the assessment of the adequacy of the allowance because of their impact on borrowers' repayment capacity.

First quarter net charge-offs for 2001 were $46.7 million higher than in the same period last year, mainly due to the strategic decision to sell three of the Company's largest nonperforming loans and to write-down other large corporate nonperforming loans that had credit deterioration. The loan sales, which resulted in losses of $11.7 million, included the Company's largest nonperforming healthcare credit, together with two nonperforming loans in the movie theater industry that eliminated SunTrust's unsecured exposure to that sector. Nonperforming loans declined 14.0% from December 31, 2000 due primarily to the aforementioned sales and write-downs, but increased 22.4% from March 31, 2000. The year to year increase was due to the broadened impact of the slowing economy.

Provision for loan losses totaled $67.3 million in the first three months of 2001, compared to $22.3 million in the same period last year. This increase was primarily related to loan sales and large corporate write-downs during the quarter. The ratio of net charge-offs to average loans increased to .38% in the first three months of 2001 from .12% in the same period last year. First quarter loan losses were unusually high due to unique market opportunities to sell certain problem assets. While management does not believe that this increased level of charge-offs will continue throughout the remainder of the year, some increases over 2000 net charge-offs and provision expenses are expected due to the slowing economy.

At March 31, 2001, SunTrust's allowance for loan losses totaled $872.0 million which was 1.24% of period-end loans and 250.1% of total nonperforming loans. As of March 31, 2000, the allowance totaled $874.0 million, or 1.27% of period-end loans and 306.8% of total nonperforming loans. Both ratios declined from the corresponding quarter one year earlier, but improved from December 31, 2000. The allowance level was also impacted by the Company's transfer of $3.6 million in reserves from the allowance for loan losses to other liabilities for the potential recourse liability related to the loan securitizations in the first quarter of 2001.

Summary of Loan Loss Experience                                          Table 5
(Dollars in millions)

                                                                               Quarters
                                            --------------------------------------------------------------------------
                                               2001                                     2000
                                            ----------      ----------------------------------------------------------
                                                 1              4               3               2               1
                                            ----------      ----------      ----------      ----------      ----------
Allowance for Loan Losses
  Balance - beginning of quarter            $    874.5      $    874.5      $    874.5      $    874.0      $    871.3
  Allowance from acquisitions and
      other activity - net                        (3.5)           (0.1)              -               -               -
  Provision for loan losses                       67.3            53.5            30.5            27.7            22.3

  Charge-offs:
      Commercial                                 (56.8)          (47.0)          (28.7)          (23.5)          (16.3)
      Real estate:
        Construction                              (0.6)              -               -            (0.1)              -
        Residential mortgages                     (2.3)           (1.8)           (1.6)           (2.2)           (2.2)
        Other                                     (1.0)           (1.0)           (1.2)           (0.9)           (0.3)
      Credit card                                 (0.5)           (1.6)           (1.7)           (0.9)           (1.2)
      Other consumer loans                       (18.2)          (15.7)          (13.9)          (12.6)          (15.3)
                                            ----------      ----------      ----------      ----------      ----------
      Total charge-offs                          (79.4)          (67.1)          (47.1)          (40.2)          (35.3)
                                            ----------      ----------      ----------      ----------      ----------

  Recoveries:
      Commercial                                   4.6             4.9             8.5             4.6             4.6
      Real estate:
        Construction                               0.2               -             0.3               -             0.1
        Residential mortgages                      0.5             1.1             0.9             0.7             0.6
        Other                                      1.4             1.3             0.6             0.2             1.8
      Credit card                                  0.4             0.5             0.5             0.6             1.5
      Other consumer loans                         6.0             5.9             5.8             6.9             7.1
                                            ----------      ----------      ----------      ----------      ----------
      Total recoveries                            13.1            13.7            16.6            13.0            15.7
                                            ----------      ----------      ----------      ----------      ----------
      Net charge-offs                            (66.3)          (53.4)          (30.5)          (27.2)          (19.6)
                                            ----------      ----------      ----------      ----------      ----------
  Balance - end of quarter                  $    872.0      $    874.5      $    874.5      $    874.5      $    874.0
                                            ==========      ==========      ==========      ==========      ==========

Quarter-end loans outstanding               $ 70,360.1      $ 72,239.8      $ 72,113.6      $ 71,450.4      $ 68,614.4
Average loans                                 71,654.4        71,774.6        71,506.9        69,830.6        67,030.0

Allowance to quarter-end loans                    1.24%           1.21%           1.21%           1.22%           1.27%
Allowance to nonperforming loans                 250.1           215.8           229.6           309.6           306.8
Net charge-offs to average loans
  (annualized)                                    0.38            0.30            0.17            0.16            0.12
Provision to average loans (annualized)           0.38            0.30            0.17            0.16            0.13
Recoveries to total charge-offs                   16.5            20.4            35.2            32.3            44.5

Nonperforming Assets                                                     Table 6
(Dollars in millions)

                                              2001                                2000
                                           ----------     -----------------------------------------------------
                                            March 31      December 31    September 30     June 30      March 31
                                           ----------     -----------    ------------    ---------    ----------
Nonperforming Assets
 Nonaccrual loans:
   Commercial                              $    210.5     $     273.6    $      270.4    $   149.1    $    129.6
   Real Estate:
     Construction                                 2.1             2.2             2.5          1.8           4.7
     Residential mortgages                       83.3            81.8            65.1         75.6          84.0
     Other                                       32.8            29.0            23.9         27.4          37.8
   Consumer loans                                20.0            18.7            19.0         28.6          28.8
                                           ----------     -----------    ------------    ---------    ----------
      Total nonaccrual loans                    348.7           405.3           380.9        282.5         284.9
 Restructured loans                                 -               -               -            -             -
                                           ----------     -----------    ------------    ---------    ----------
      Total nonperforming loans                 348.7           405.3           380.9        282.5         284.9
 Other real estate owned                         20.6            23.0            23.6         23.2          27.0
                                           ----------     -----------    ------------    ---------    ----------
   Total nonperforming assets              $    369.3     $     428.3    $      404.5    $   305.7    $    311.9
                                           ==========     ===========    ============    =========    ==========

  Ratios:
   Nonperforming loans to total loans            0.50%           0.56%           0.53%        0.40%         0.42%
   Nonperforming assets to total loans
     plus other real estate owned                0.52            0.59            0.56         0.43          0.45

Accruing Loans Past Due
  90 Days or More                          $    223.7     $     181.2    $      150.8    $   189.4    $    160.1

Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets declined 13.8%, or $59.0 million since December 31, 2000, but increased 18.4%, or $57.4 million since March 31, 2000. The decline from December 31, 2000 was due primarily to the sale of three of the Company's largest nonperforming loans and the write-down of certain other large corporate credits. Much of the increase since March 31, 2000 can be attributed to the continued economic slowdown that occurred in a diverse mix of industries, including manufacturing, technology, agribusiness and transportation, along with companies impacted by asbestos litigation. Given the continued weakness in the economy, Management anticipates modest increases in nonperforming assets during the remainder of the year.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first three months of 2001, this amounted to $5.3 million. Interest income of $7.1 million would have been recorded if all nonaccrual and restructured loans had been accruing interest according to their original contract terms.

Loan Portfolio by Types of Loans                                         Table 7
(In millions)

                                   2001                                2000
                                ----------     -------------------------------------------------------
                                 March 31      December 31     September 30    June 30       March 31
                                ----------     -----------     ------------   ----------    ----------
Commercial                      $ 30,583.3     $  30,781.1      $  30,821.6   $ 30,209.5    $ 29,639.6
Real estate:
  Construction                     3,631.0         2,966.1          2,884.3      2,647.2       2,600.8
  Residential mortgages           17,706.6        19,953.0         20,557.4     20,295.0      19,643.1
  Other                            7,693.9         8,121.4          7,960.6      7,851.5       7,937.4
Credit card                           82.6            76.8             79.3         75.4          98.7
Other consumer loans              10,662.7        10,341.4          9,810.4     10,371.8       8,694.8
                                ----------     -----------      -----------   ----------    ----------
  Total loans                   $ 70,360.1     $  72,239.8      $  72,113.6   $ 71,450.4    $ 68,614.4
                                ==========     ===========      ===========   ==========    ==========

Loans. Total loans at March 31, 2001 were $70.4 billion, an increase of $1.7 billion or 2.5% from March 31, 2000. The Company recorded steady growth in commercial loans, up 3.2% from March 31, 2000, while recognizing significant loan growth in its real estate construction portfolio, up 39.6%. Residential real estate declined 9.9% from $19.6 billion in the first quarter of 2000 due to the Company's securitizations of $2.8 billion in residential mortgages in the fourth quarter 2000 and first quarter 2001 that are now carried as "Securities available for sale" on the balance sheet. Of the $17.7 billion in residential mortgages at March 31, 2001, $2.2 billion were home equity loans, which also demonstrated significant growth of 13.4% in the last twelve months.

Income Taxes. The provision for income taxes was $183.3 million for the first three months of 2001 compared to $173.4 million in the same period last year. This represents a 35% effective tax rate for both quarters.

Securities available for sale. The investment portfolio is managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. The portfolio yield increased from an average of 6.65% in the first quarter of 2000 to 6.92% in the first quarter of 2001 primarily because the Company was able to replace lower-yielding securities with longer-term, higher-yielding securities at historically attractive rates.

The average portfolio size increased by $1.2 billion from December 31, 2000 to March 31, 2001, on an amortized cost basis. The increase during the first quarter of 2001 was due to the Company securitizing $1.9 billion of single-family mortgage loans to mortgage-backed securities for funding flexibility and more favorable regulatory capital treatment. The Company securitized $0.9 billion of single-family mortgage loans in the fourth quarter 2000. These securities were retained in the investment portfolio and the Company may continue to securitize single-family mortgage loans throughout 2001.

At March 31, 2001, approximately 1% of the portfolio consisted of U.S. Treasury securities, 13% U.S. government agency securities, 54% mortgage-backed securities, 12% asset-backed securities, 13% corporate bonds, 3% municipal securities and 4% other securities. Most of SunTrust's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees thus limiting the credit risk associated with the mortgage loans. The carrying value of the securities portfolio, all of which is classified as "Securities available for sale" reflected $2.5 billion in net unrealized gains at March 31, 2001, including a $2.2 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company. The market value of this common stock investment decreased $761.6 million during the first quarter of 2001, which did not affect the net income of SunTrust, but was included in comprehensive income.

Liquidity Management. Liquidity is managed to ensure there is sufficient funding to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position.

Funding sources primarily include customer-based core deposits, but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, accounted for 60% of the funding base on average for the first quarter of 2001 compared to 63% in the first quarter of 2000. Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale domestic and foreign deposits, other short term borrowings and long term debt, were $34.3 billion at March 31, 2001, compared with $30.0 billion at March 31, 2000. Cash flows from operations are also a significant source of liquidity. Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan losses, and deferred tax items.

Liquidity is strengthened by ready access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, Federal Home Loan Bank advances, Global Bank Note issuance, and commercial paper issuance by the Parent Company. Liquidity is also available through unpledged securities in the investment portfolio and the securitization of loans.

In November 2000, the Company established a $10 billion Senior and Subordinated Global Bank Note program to expand funding and capital sources to include both domestic and international investors. In the first quarter of 2001, $500 million of subordinated debt was issued under this program with an original maturity of April 2011.

In the first quarter of 2001, the Company securitized $1.9 billion of single-family mortgage loans. In addition, during the first quarter of 2001 the Company increased its long-term advances with the Federal Home Loan Bank in order to reduce its reliance on purchased funds.

The Company has a contingency funding plan that stress tests liquidity needs that may arise from certain events such as rapid loan growth or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events.

Derivatives. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures and forward contracts, are components of the Company's risk management profile. The Company also enters into derivative instruments as a service to banking customers. Where contracts have been created for customers, the Company generally enters into offsetting positions to eliminate the Company's exposure to market risk.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. Prior to the adoption of SFAS 133, certain interest rate swaps were classified as hedges and recorded in the margin using the accrual method of accounting. The related market value of the derivative was accounted for off-balance sheet. These interest rate swap accruals reduced net interest income by $0.7 million in the first quarter of 2000. On January 1, 2001, the Company adopted SFAS 133. Accordingly, all derivatives are recorded in the financial statements at fair value. Additional information on derivative hedging activity is included in Note 3.

Certain derivatives are classified as trading assets and liabilities. Additional trading income of $2.9 million was recorded in the first quarter of 2001 to adjust the value of these interest rate swaps to their current market value.

The following table shows the derivative instruments entered into by the Company as an end-user.

Derivative Instruments                                                   Table 8
(Dollars in thousands)

                                                                           As of March 31, 2001
                                     ------------------------------------------------------------------------------------------
                                                                                                    Estimated Fair Value
                                                                                            -----------------------------------
                                                     Weighted
                                                      Average       Average
                                        Notional     Maturity       Received      Average   Unrealized   Unrealized
                                         Balance     In Months        Rate       Pay Rate      Gains         Loses      Net
                                       ----------------------------------------------------------------------------------------
Mortgage Lending Commitments
   Forward Contracts                   $ 3,837,349           2             -%           -%  $    1,557   $  (18,899)  $ (17,342)
   Interest Rate Lock Commitments        1,703,189           2             -            -          199       (1,916)     (1,717)
   Option Contracts                         40,000           2          5.00 (1)        -           44            -          44
                                       -----------                                          -----------------------------------
Total Mortgage Related Derivatives       5,580,538                                               1,800      (20,815)    (19,015)
Foreign Currency
   Forward Contracts                       752,017           8             -            -       18,068      (19,675)     (1,607)
Interest Rate Swaps                      2,595,878          33          5.71         6.22       42,035      (42,064)        (29)
Interest Rate Caps/Floors                  750,000          18          5.11 (1)        -        3,445            -       3,445
Futures Contracts                          678,000          11             -            -            -       (1,947)     (1,947)
Equity Collar                               56,081          24 (2)         -            -            -            -           -
                                       -----------                                                                    ---------
   Total Derivatives                   $10,412,514                                                                    $ (19,153)
                                       ===========                                                                    =========

(1)  Average option strike price.
(2)  Option expiration.

Capital Ratios                                                           Table 9
(Dollars in millions)

                                         2001                                2000
                                      ----------   --------------------------------------------------------
                                       March 31    December 31    September 30      June 30       March 31
                                      ----------   -----------    ------------    -----------    ----------
Tier 1 capital                        $ 6,760.5    $   6,850.6    $    6,677.4    $   6,648.7    $  6,484.3
Total capital                          10,507.1       10,488.9        10,216.1       10,342.7       9,754.8
Risk-weighted assets                   98,690.0       96,656.7        95,183.9       95,571.5      88,973.4
Risk-based ratios:
  Tier 1 capital                           6.85%          7.09%           7.02%          6.95%         7.28%
  Total capital                           10.65          10.85           10.73          10.82         10.96
Tier 1 leverage ratio                      6.77           6.98            6.92           7.00          7.00
Total shareholders' equity to assets       7.55           7.96            7.66           7.60          7.40

Capital Resources. Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines define capital as either Tier 1 (primarily common shareholders' equity, as defined to include certain debt obligations) or Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses and since 1998, 45% of the unrealized gains on equity securities). The Company is subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well capitalized" institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively. SunTrust is committed to remaining well capitalized.

The Company raised $100 million of regulatory capital during 2000 through the sale of preferred shares issued by a real estate investment trust subsidiary. In the first quarter of 2001, the Company raised an additional $500 million of regulatory capital through the issuance of subordinated debt under the Global Bank Note program.

On August 10, 1999, the Board of Directors authorized the purchase of up to 15 million shares of SunTrust common stock. In 2000, SunTrust purchased 1.2 million shares of SunTrust common stock to complete the August 10, 1999 authorization.

On February 8, 2000, the Board of Directors authorized the purchase of up to 12 million shares of SunTrust common stock. As of December 31, 2000, 10.1 million shares had been purchased under this authorization. On August 8, 2000, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock (including 1.9 million shares still remaining unpurchased under the authorization to purchase shares of February 8, 2000). As of March 31, 2001, the Company had 3.7 million shares remaining to be purchased under the August 8, 2000 authorization.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have not been any material changes in quantitative and qualitative information about market risk since year-end 2000. In particular, the loan securitizations during the three months ended March 31, 2001 did not have a material impact on the Company's interest rate risk profile.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders of the Registrant was held on April 17, 2001. At the meeting, the following individuals were elected directors of the Registrant: Patricia C. Frist, Douglas N. Daft, Summerfield K. Johnston, Jr., Larry L. Prince, R. Randall Rollins, Frank S. Royal, M.D. and James B. Williams. Votes ranged from 244,080,343 to 248,358,158. J. Hyatt Brown, Alston D. Correll, A.W. Dahlberg, David H. Hughes, M. Douglas Ivester, Joseph L. Lanier, Jr.,
          G. Gilmer Minor, III and L. Phillip Humann continue as directors of the registrant.

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM  8-K
          A.   Exhibit 10.1-10.10 Change in Control Agreements

          B.   Reports on Form 8-K



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of May, 2001.


                             SunTrust Banks, Inc.
                             -------------------
                                 (Registrant)


                             /s/ W. P. O'Halloran
                            ----------------------
                            W. P. O'Halloran
                     Senior Vice President and Controller
                          (Chief Accounting Officer)