Form 10-K405/A
period 2000-12-31
SUNTRUST BANKS INC
filed 2001-06-25
CIK 750556

2000 FORM 10-K
--------------------------------------------------------------------------------

Securities and Exchange Commission
Washington, DC 20549
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000
Commission file number 1-8918

SunTrust Banks, Inc.
Incorporated in the State of Georgia
IRS Employer Identification Number 58-1575035
Address: 303 Peachtree Street, NE, Atlanta, GA 30308
Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock-$1.00 value, which is registered on the New York Stock Exchange.

     As of January 31, 2001, SunTrust had 296,358,740 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on January 31, 2001 was approximately $19.6 billion.

     SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

Documents Incorporated By Reference

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from SunTrust's Proxy Statement for its 2001 Annual Shareholders' Meeting, which will be filed with the Commission by March 8, 2001. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below. Except for parts of the SunTrust Annual Report to Shareholders expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.


Part I                                                                     Page
Item 1    Business                                                         2-35
Item 2    Properties                                                         35
Item 3    Legal Proceedings                                                  35
Item 4    Not Applicable

Part II
Item 5    Market for the Registrant's Common Equity and
          Related Stockholder Matters                       Inside front cover,
                                                                          9, 29
                                                             Inside back cover,
Item 6    Selected Financial Data                                             9
Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    2-35
Item 7a   Quantitative and Qualitative Disclosures about
          Market Risk                                                        25
Item 8    Financial Statements and Supplementary Data              29-32, 36-65

Part III
Item 9    Not Applicable
Item 10   Directors and Executive Officers of
          the Registrant                                        Proxy Statement
Item 11   Executive Compensation                                Proxy Statement
Item 12   Security Ownership of Certain Beneficial
          Owners and Management                                 Proxy Statement
Item 13   Certain Relationships and Related Transactions        Proxy Statement

Part IV
Item 14   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                               67

Certain statistical data required by the Securities and Exchange Commission are included on pages 9-32.

                               EXECUTIVE OFFICERS
                               ------------------


Name                                            Business Experience                         Age
-------------------------------------------------------------------------------------------------
John W. Clay, Jr.         A Vice Chairman of the Company since August 2000 with                59
                          management oversight of SunTrust Bank and responsibility for corporate and investment banking.  From 1997 until August 2000 he was an Executive Vice President of the Company.  Prior to
                          1997, he was Chief Executive Officer of the Company's
                          Tennessee banking operations.
-------------------------------------------------------------------------------------------------
Robert H. Coords          An Executive Vice President of the Company and Chief                 58
                          Efficiency and Quality Officer.
-------------------------------------------------------------------------------------------------
Donald S. Downing         An Executive Vice President of the Company and Mortgage Line         54
                          of Business Head.
-------------------------------------------------------------------------------------------------
Samuel O. Franklin III    An Executive Vice President of the Company and Chief Executive       57
                          Officer of the Company's Tennessee banking operations.
-------------------------------------------------------------------------------------------------
Charles T. Hill           An Executive Vice President of the Company and, since August         50
                          2000, President and Chief Executive Officer of the
                          Mid-Atlantic banking operations.  Prior to August 2000, Mr.
                          Hill was Executive Vice President, Commercial Banking, and
                          Senior Credit Officer for the Mid-Atlantic region.
-------------------------------------------------------------------------------------------------
Theodore J. Hoepner       A Vice Chairman of the Company since August 2000 with                59
                          responsibility for the Company's technology and operations functions, asset quality, efficiency and quality initiatives,
                          Human Resources and Legal and Regulatory Affairs.  From 1997
                          until August 2000 he was an Executive Vice President of the
                          Company, with responsibility for the Company's Florida banking operations, SunTrust Service Corporation, Human Resources and
                          efficiency and quality initiatives.
-------------------------------------------------------------------------------------------------
L. Phillip Humann         Chairman of the Board, President and Chief Executive Officer         55
                          of the Company.  He is a Director of Coca-Cola Enterprises
                          Inc., Equifax Inc. and Haverty Furniture Companies, Inc.  Mr.
                          Humann has been a director of the Company since 1991.
-------------------------------------------------------------------------------------------------
Craig J. Kelly            An Executive Vice President of the Company and Marketing             55
                          Director since January 2000.  From 1997 to 2000, Mr. Kelly served as Group Executive Vice President at Crestar Bank
                          responsible for Marketing.  From 1987 to 1997, he was Senior
                          Vice President and Director of Marketing for Banc One
                          Corporation.
-------------------------------------------------------------------------------------------------
George W. Koehn           An Executive Vice President of the Company and, since August         57
                          2000, Chairman and Chief Executive Officer of the Company's
                          Florida banking operations.  Prior to August 2000, Mr. Koehn was President of the Florida banking operations and Chairman and Chief Executive Officer of the Central Florida banking unit.
-------------------------------------------------------------------------------------------------
Robert R. Long            An Executive Vice President of the Company and Chief Executive       63
                          Officer of the Company's Georgia banking operations.
-------------------------------------------------------------------------------------------------
Carl F. Mentzer           An Executive Vice President of the Company and Commercial Line       55
                          of Business Head.  In May 1995, Mr. Mentzer was elected
                          Chairman of the Board and Chief Executive Officer of SunTrust
                          Bank, Tampa Bay and held that position until December 31, 1999.
-------------------------------------------------------------------------------------------------
William P. O'Halloran     Senior Vice President and Controller of the Company.                 57
-------------------------------------------------------------------------------------------------



Name                      Business Experience                                              Age
-------------------------------------------------------------------------------------------------
Dennis M. Patterson       An Executive Vice President of the Company and Retail Banking        51
                          Line of Business Head, which includes the branch system, small business banking, private banking, consumer lending, insurance and credit card business.  Prior to this, Mr. Patterson served as the Company's Marketing Director, with additional
                          responsibility for corporate strategy development and
                          SunTrust's online subsidiary (telephone and Internet banking).
-------------------------------------------------------------------------------------------------
William H. Rogers, Jr.    An Executive Vice President of the Company.  Since October           43
                          2000 Mr. Rogers has had responsibility for trust, investment and private client services.  Prior to October 2000, Mr.
                          Rogers was head of Georgia community banking and the Georgia retail line of business.
-------------------------------------------------------------------------------------------------
R. Charles Shufeldt       An Executive Vice President and line of business head for the        50
                          Company's Corporate and Investment Banking Unit since August
                          2000.  Prior to that, Mr. Shufeldt served as Senior Vice
                          President in the same unit.
-------------------------------------------------------------------------------------------------
John W. Spiegel           A Vice Chairman of the Company since August 2000 with                59
                          responsibility for the Company's finance-related functions.
                          Mr. Spiegel is also Chief Financial Officer, a position he has held for more than five years.  Prior to August 2000, he was an Executive Vice President of the Company.
-------------------------------------------------------------------------------------------------
James M. Wells III        A Vice Chairman of the Company since August 2000 with                54
                          responsibility for oversight of the Company's commercial,
                          retail, mortgage and private client services lines of
                          business.  He also has senior executive responsibility for the
                          Company's marketing and corporate strategy units, as well as product management. From January 2000 to August 2000, Mr.
                          Wells served as President and Chief Executive Officer of the
                          Company's Mid-Atlantic region.  From 1997 to January 2000 he served as President and Chief Operating Officer of Crestar
                          Financial Corporation and Crestar Bank.
-------------------------------------------------------------------------------------------------
Robert C. Whitehead       An Executive Vice President of the Company and Chief                 54
                          Information Officer.
-------------------------------------------------------------------------------------------------
E. Jenner Wood, III       President of SunTrust Bank since October 2000 and an Executive       49
                          Vice President of the Company.  Prior to October 2000, Mr.
                          Wood was responsible for trust, investment and private client services.
-------------------------------------------------------------------------------------------------

   Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
                                  EXHIBIT INDEX


  Exhibit                                             Description
------------  --------------------------------------------------------------------------------------------  ----------------
         3.1  Amended and Restated Articles of Incorporation of SunTrust Banks, Inc. ("Registrant")
              effective as of November 14, 1989, and amendment effective as of April 24, 1998, incorporated by reference to Exhibit 3.1 to Registrant's 1998 Annual Report on Form 10-K.


         3.2  Amendment to Restated Articles of Incorporation of Registrant, effective April 18, 2000, incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q as of March 31, 2000.

         3.3  Bylaws of Registrant, amended effective as of August 8, 2000 (filed herewith).

         4.1  Indenture Agreement between Registrant and Morgan Guaranty Trust Company of New York, as
              Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-00084.

         4.2  Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to
              Exhibit 4(a) to Registration Statement No. 33-62162.

         4.3  Indenture between Registrant and The First National Bank of Chicago, as Trustee,
              incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.

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

        4.16  Form of Indenture, dated as of February 1, 1985, between SunTrust Bank
              Holding Company (as successor in interest to Crestar Financial
              Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-61583.

        4.17  Form of Indenture, dated as of September 1, 1993, between SunTrust Bank
              Holding Company (as successor in interest to Crestar Financial
              Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-50387.

        4.18  Form of Third Supplemental Indenture (to Indenture dated as of February 1,
              1985), dated as of July 1, 1992, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase
              Manhattan Bank, as Trustee, incorporated by reference to Registration
              Statement No. 333-61583.

        4.19  Form of resolutions of the Board of Directors of Crestar Financial
              Corporation (now known as SunTrust Bank Holding Company) approving issuance of $150 million of 8 3/4% Subordinated Notes Due 2004, incorporated by reference to Exhibit 4.6 to Registration Statement No.
              333-61583.

        4.20  Form of First Supplemental Indenture (to Indenture dated as of September
              1, 1993), dated as of January 1, 1998, between SunTrust Bank Holding
              Company (as successor in interest to Crestar Financial Corporation) and
              The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit
              4.7 to Registration Statement No. 333-61583.

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

       10.9   Amendment to SunTrust Banks, Inc. Supplemental Executive Retirement Plan
              effective as of February 10, 1998 (filed herewith).

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

       10.12  SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of
              February 8, 2000, incorporated by reference to Exhibit 10.11 to
              Registrant's 1999 Annual Report on Form 10-K.

       10.13  SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1,
              1999, incorporated by reference to Exhibit 10.12 to Registrant's 1999 Annual Report
              on Form 10-K.

       10.14  SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to
              Exhibit 10.16 to Registrant's 1998 Annual Report on Form 10-K.




       10.15  Amendment to SunTrust Banks, Inc. Executive Stock Plan, effective February
              10, 1998, incorporated by reference to Exhibit 10.8 to Registrant's 1997
              Annual Report on Form 10-K.

       10.16  SunTrust Banks, Inc. Performance Stock Agreement, effective February 11,
              1992, and First Amendment to Performance Stock Agreement effective
              February 10, 1998, incorporated by reference to Exhibit 10.9 to
              Registrant's 1997 Annual Report on Form 10-K.

       10.17  SunTrust Banks, Inc. 1995 Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant's 1999 Annual Report on Form 10-K.

       10.18  Amendment to the SunTrust Banks, Inc. 1995 Executive Stock Plan, effective as of August 11, 1998, incorporated by reference to Exhibit 10.20 to
              Registrant's 1998 Annual Report on Form 10-K.

       10.19 SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, incorporated by reference to Exhibit A to Registrant's 2000 Proxy
              Statement on Form 14A.

       10.20  SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999 and Amendment Number One, effective October 31, 1999, incorporated by reference to Exhibit 10.19 to Registrant's 1999 Annual Report on Form 10-K.

       10.21  Amendment to Exhibit A to the SunTrust Banks, Inc. Deferred Compensation
              Plan, effective January 1, 2000 (filed herewith).

       10.22  SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of
              January 1, 1994, incorporated by reference to Exhibit 10.21 to
              Registrant's 1998 Annual Report on Form 10-K.

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

       10.25  Employment Agreement between Registrant and Richard G. Tilghman, effective as of December 31, 1998, incorporated by reference to Exhibit 10.26 to
              Registrant's 1998 Annual Report on Form 10-K.

       10.26  Employment Agreement between Registrant and James M. Wells III, effective as of December 31, 1998, incorporated by reference to Exhibit 10.24 to
              Registrant's 1999 Annual Report on Form 10-K.

       10.27  Crestar Financial Corporation Excess Benefit Plan, amended and restated
              effective December 26, 1990 and amendments thereto (effective December 18,
              1992, March 30, 1998 and December 30, 1998), incorporated by reference to
              Exhibit 10.29 to Registrant's 1998 Annual Report on Form 10-K.



       10.28  United Virginia Bankshares Incorporated Deferred Compensation Program
              under Incentive Compensation Plan of United Virginia Bankshares
              Incorporated and Affiliated Corporation, amended and restated through
              December 7, 1983, incorporated by reference to Exhibit 10.30 to
              Registrant's 1998 Annual Report on Form 10-K.

       10.29  Amendments (effective January 1, 1987 and January 1, 1988) to United
              Virginia Bankshares Incorporated Deferred Compensation Program Under
              Incentive Compensation Plan of United Virginia Bankshares Incorporated and
              Affiliated Corporation (filed herewith).

       10.30  Amendment (effective January 1, 1994) to Crestar Financial Corporation
              Deferred Compensation Program Under Incentive Compensation Plan of Crestar
              Financial Corporation and Affiliated Corporations (filed herewith).

       10.31  Amendment (effective September 21, 1995) to Crestar Financial Corporation
              Deferred Compensation Program Under Incentive Compensation Plan of Crestar
              Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.34 to Registrant's 1998 Annual Report on Form 10-K.

       10.32  Crestar Financial Corporation Deferred Compensation Plan for Outside
              Directors of Crestar Financial Corporation and Crestar Bank, amended and restated through December 13, 1983 and amendments thereto (effective
              January 1, 1985, April 24, 1991, December 31, 1993 and October 23, 1998),
              incorporated by reference to Exhibit 10.35 to Registrant's 1998 Annual
              Report on Form 10-K.

       10.33  Amendment (effective January 1, 1999) to Crestar Financial Corporation
              Deferred Compensation Plan for Outside Directors of Crestar Financial
              Corporation, incorporated by reference to Exhibit 10.32 to Registrant's
              1999 Annual Report on Form 10-K.

       10.34  Crestar Financial Corporation Additional Nonqualified Executive Plan,
              amended and restated effective December 26, 1990 and amendments thereto
              (effective December 18, 1992, March 30, 1998 and December 30, 1998),
              incorporated by reference to Exhibit 10.36 to Registrant's 1998 Annual
              Report on Form 10-K.

       10.35  Crestar Financial Corporation 1993 Stock Incentive Plan, as amended and restated effective February 28, 1997, incorporated by reference to Exhibit
              10(af) to Crestar Financial Corporation's 1997 Annual Report on Form 10-K.

       10.36  Amendments (effective December 19, 1997) to Crestar Financial Corporation
              1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.38 to
              Registrant's 1998 Annual Report on Form 10-K.

       10.37  Crestar Financial Corporation Supplemental Executive Retirement Plan,
              effective January 1, 1995 (filed herewith).




       10.38  Amendments (effective December 20, 1996) to the Crestar Financial
              Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(aj) to Crestar Financial Corporation's 1997 Annual
              Report on Form 10-K.

       10.39  Amendments (effective December 17, 1997) to Crestar Financial Corporation
              Supplemental Executive Retirement Plan, incorporated by reference to
              Exhibit 10(al) to Crestar Financial Corporation's 1997 Annual Report on
              Form 10-K.

       10.40  Amendments (effective December 19, 1997 and December 29, 1998) to the
              Crestar Financial Corporation Supplemental Executive Retirement Plan,
              incorporated by reference to Exhibit 10.42 to Registrant's 1998 Annual
              Report on Form 10-K.

       10.41  Crestar Financial Corporation Directors' Equity Program, effective January
              1, 1996, incorporated by reference to Exhibit 10(ao) to Crestar Financial
              Corporation's 1996 Annual Report on Form 10-K.

       10.42  Amendment (effective December 20, 1996) to Crestar Financial Corporation
              Directors' Equity Program, incorporated by reference to Exhibit 10(ap) to
              Crestar Financial Corporation's 1996 Annual Report on Form 10-K.

       10.43  Amendment (effective September 26, 1997) to Crestar Financial Corporation
              Directors' Equity Program, incorporated by reference to Exhibit 10(ao) to
              Crestar Financial Corporation's 1997 Annual Report on Form 10-K.

       10.44  Amendments (effective October 23, 1998) to Crestar Financial Corporation
              Directors' Equity Program, incorporated by reference to Exhibit 10.47 to
              Registrant's 1998 Annual Report on Form 10-K.

       10.45  Amendment (effective October 23, 1998) to Crestar Financial Corporation
              Directors' Equity Program, incorporated by reference to Exhibit 10.44 to
              Registrant's 1999 Annual Report on Form 10-K.

       11.1   Statement re computation of per share earnings (filed herewith).

       12.1   Ratio of Earnings to Fixed Changes (filed herewith).

       13.1   Registrant's 2000 Annual Report to Shareholders (filed herewith).

       21.1   Registrant's Subsidiaries (filed herewith).

       22.1   Registrant's Proxy Statement relating to the 2001 Annual Meeting of
              Shareholders, dated March 1, 2001, filed on March 1, 2001.

       23.1   Consent of Independent Public Accountants (filed herewith).


     Certain instruments defining rights of holders of long-term debt of Registrant and its subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. At the Commission's request, Registrant agrees to give the Commission a copy of any instrument with respect to long-term debt of Registrant and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed under which the total amount of debt securities authorized does not exceed ten percent of the total assets of Registrant and its subsidiaries on a consolidated basis.

*   Incorporated by reference.

Certain statistical data required by the Securities and Exchange Commission are included on pages AR 9 thru AR 32.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 13, 2001 by the undersigned, thereunto duly authorized.

                                   SUNTRUST BANKS, INC.
                                   (Registrant)



                                   By:  /s/ L. Phillip Humann
                                        ----------------------------------------
                                        L. Phillip Humann
                                        Chairman of the Board, President
                                        and Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed on February 13, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                                   By:  /s/ L. Phillip Humann
                                        ----------------------------------------
                                        L. Phillip Humann
                                        Chairman of the Board, President
                                        and Chief Executive Officer



                                   By:  /s/ John W. Spiegel
                                        ----------------------------------------
                                        John W. Spiegel
                                        Vice Chairman and
                                        Chief Financial Officer



                                   By:  /s/ William P. O'Halloran
                                        ----------------------------------------
                                        William P. O'Halloran
                                        Senior Vice President and Controller
                                        (Chief Accounting Officer)

       /s/ J. Hyatt Brown                                   Director
---------------------------------------
       J. Hyatt Brown

       /s/ Alston D. Correll                                Director
---------------------------------------
       Alston D. Correll

       /s/ Douglas N. Daft                                  Director
---------------------------------------
       Douglas N. Daft

       /s/ A. W. Dahlberg                                   Director
---------------------------------------
       A.  W. Dahlberg

                                                            Director
---------------------------------------
       Patricia C. Frist

       /s/ David H. Hughes                                  Director
---------------------------------------
       David H. Hughes

                                                            Director
---------------------------------------
       M. Douglas Ivester

       /s/ Summerfield K. Johnston, Jr.                     Director
---------------------------------------
       Summerfield K. Johnston, Jr.

       /s/ Joseph L. Lanier, Jr.                            Director
---------------------------------------
       Joseph L. Lanier, Jr.

                                                            Director
---------------------------------------
       Frank E. McCarthy

       /s/ G. Gilmer Minor, III                             Director
---------------------------------------
       G. Gilmer Minor, III

       /s/ Larry L. Prince                                  Director
---------------------------------------
       Larry L. Prince

       /s/ R. Randall Rollins                               Director
---------------------------------------
       R. Randall Rollins

       /s/ Frank S. Royal, M.D.                             Director
---------------------------------------
       Frank S. Royal, M.D.

       /s/ James B. Williams                                Director
---------------------------------------
       James B. Williams