Form 10-Q/A
period 2001-03-31
SUNTRUST BANKS INC
filed 2001-06-25
CIK 750556

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

                       Consolidated Statements of Income
                       ---------------------------------

                                                                     Three Months
                                                                    Ended March 31
                                                            -----------------------------
(Dollars in thousands except per share data)(Unaudited)         2001             2000
                                                            ------------     ------------
Interest Income
  Interest and fees on loans                                $  1,397,659     $  1,306,529
  Interest and fees on loans held for sale                        36,544           25,126
  Interest and dividends on securities available for sale
    Taxable interest                                             252,671          230,622
    Tax-exempt interest                                            7,304            6,835
    Dividends (1)                                                 17,326           17,023
  Interest on funds sold                                          18,933           19,338
  Interest on deposits in other banks                                435              335
  Other interest                                                  13,002            5,021
                                                            ------------     ------------
     Total interest income                                     1,743,874        1,610,829
                                                            ------------     ------------
Interest Expense
  Interest on deposits                                           584,261          554,962
  Interest on funds purchased                                    154,430          142,833
  Interest on other short-term borrowings                         24,056           18,946
  Interest on long-term debt                                     176,270          111,495
                                                            ------------     ------------
     Total interest expense                                      939,017          828,236
                                                            ------------     ------------
Net Interest Income                                              804,857          782,593
Provision for loan losses                                         67,300           22,292
                                                            ------------     ------------
Net interest income after provision for loan losses              737,557          760,301
                                                            ------------     ------------
Noninterest Income
  Trust income                                                   124,309          128,600
  Service charges on deposit accounts                            120,023          111,266
  Other charges and fees                                          55,539           49,137
  Retail investment services                                      24,783           30,798
  Investment banking income                                       14,089           19,671
  Trading account profits and commissions                         29,694           12,013
  Credit card and other fees                                      25,588           22,091
  Mortgage production related income                              31,736           18,693
  Mortgage servicing related income                                6,724            7,722
  Securities gains                                                57,117            6,862
  Other noninterest income                                        36,317           29,999
                                                            ------------     ------------
     Total noninterest income                                    525,919          436,852
                                                            ------------     ------------
Noninterest Expense
  Salaries and other compensation                                376,351          371,085
  Employee benefits                                               56,660           56,924
  Net occupancy expense                                           50,013           50,060
  Equipment expense                                               44,545           51,638
  Outside processing and software                                 45,144           41,611
  Marketing and customer development                              23,033           22,302
  Merger-related expenses                                              -           13,633
  Amortization of intangible assets                                8,290            8,994
  Other noninterest expense                                      138,661           88,068
                                                            ------------     ------------
     Total noninterest expense                                   742,697          704,315
                                                            ------------     ------------
Income before provision for income taxes                         520,779          492,838
Provision for income taxes                                       183,254          173,399
                                                            ------------     ------------
     Net Income                                             $    337,525     $    319,439
                                                            ============     ============

Average common  shares - diluted                             295,832,464      306,738,634
Average common shares - basic                                291,804,986      303,461,233
Net income per average common share - diluted               $       1.14     $       1.04
Net income per average common share - basic                         1.16             1.05
(1) Includes dividends on common stock of
    The Coca Cola Company                                          8,688            8,205

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



                     Consolidated Statements of Cash Flows
                     -------------------------------------

                                                                         Three Months
                                                                        Ended March 31
                                                                 ---------------------------
(Dollars in thousands) (Unaudited)                                  2001             2000
                                                                 -----------     -----------
Cash flows from operating activities:
  Net income                                                     $   337,525     $   319,439
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation, amortization and accretion                        77,226          75,774
      Provisions for loan losses and foreclosed property              67,419          22,315
      Amortization of compensation element of restricted stock         1,050           2,682
      Securities gains                                               (57,117)         (6,862)
      Net gain on sale of non-interest earning assets                 (3,124)         (5,921)
      Originated loans held for sale                              (3,873,540)     (1,720,872)
      Sales of loans held for sale                                 3,095,339       2,130,957
      Net increase in accrued interest receivable,
        prepaid expenses and other assets                           (765,758)       (539,094)
      Net increase in accrued interest payable,
        accrued expenses and other liabilities                       603,754         216,044
                                                                 -----------     -----------
        Net cash (used in) provided by operating activities         (517,226)        494,462
                                                                 -----------     -----------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale          523,480         776,165
  Proceeds from sales of securities available for sale             1,168,211          88,353
  Purchases of securities available for sale                      (1,739,622)       (353,785)
  Net increase in loans                                             (147,545)     (2,631,603)
  Proceeds from sales of loans                                        69,400               -
  Capital expenditures                                                (8,399)        (30,599)
  Proceeds from the sale of assets                                     7,238           9,676
  Loan recoveries                                                     13,027          15,728
                                                                 -----------     -----------
    Net cash used in investing activities                           (114,210)     (2,126,065)
                                                                 -----------     -----------

Cash flows from financing activities:
  Net (decrease) increase in deposits                             (6,810,673)      6,239,699
  Net increase (decrease) in funds purchased
   and other short-term borrowings                                 3,382,386      (6,687,002)
  Proceeds from the issuance of long-term debt                     4,100,000       2,461,529
  Repayment of long-term debt                                       (519,541)       (810,483)
  Proceeds from the exercise of stock options                          1,710           4,276
  Proceeds from stock issuance                                         7,938           8,576
  Proceeds used in the acquisition of stock                         (305,127)       (354,435)
  Dividends paid                                                    (117,574)       (113,023)
                                                                 -----------     -----------
    Net cash (used in) provided by financing activities             (260,881)        749,137
                                                                 -----------     -----------
Net decrease in cash and cash equivalents                           (892,317)       (882,466)
Cash and cash equivalents at beginning of year                     5,391,352       5,519,366
                                                                 -----------     -----------
Cash and cash equivalents at end of period                       $ 4,499,035     $ 4,636,900
                                                                 ===========     ===========

Supplemental Disclosure:
Interest paid                                                    $   939,340     $   812,475
Income taxes refunded (paid)                                          41,562         (26,349)
Non-cash impact of securitizing loans                              1,903,518               -
Non-cash impact of Star Systems Inc. sale                             52,919               -

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

  The fair value adjustments have been recorded in the same category of the income statement as the income or expense related to the hedged asset or liability.

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
                                                                ==========      ==========       ==========

Currently all of the Company's cash flow hedges qualify for the short-cut method of evaluating effectiveness and, accordingly, no charges for ineffectiveness are necessary. As of March 31, 2001, $10.4 million of existing losses are expected to be reclassified from accumulated other comprehensive income into earnings over the next 12 months.

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
                                                                          ==========       ==========

      ------------------------------------------------------------------

Note 7 - Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. Shares of
3.7 million and 4.7 million for the periods ended March 31, 2001 and 2000, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2001 and 2000 is included in the following table.

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

Selected Quarterly Financial Data                                        Table 1

(Dollars in millions except per share data)                                   Quarters
                                               -------------------------------------------------------------------
                                                   2001                              2000
                                               -----------   -----------------------------------------------------
                                                    1              4             3             2             1
                                               -----------   -----------   -----------    ----------    ----------
Summary of Operations
Interest and dividend income                   $   1,743.9   $   1,798.3   $   1,764.2    $  1,672.0    $  1,610.8
Interest expense                                     939.0       1,012.9         992.8         903.0         828.2
                                               -----------   -----------   -----------    ----------    ----------
Net interest income                                  804.9         785.4         771.4         769.0         782.6
Provision for loan losses                             67.3          53.5          30.5          27.7          22.3
                                               -----------   -----------   -----------    ----------    ----------
Net interest income after
  provision for loan losses                          737.6         731.9         740.9         741.3         760.3
Noninterest income                                   525.9         445.6         447.2         444.0         436.9
Noninterest expense(1)(2)                            742.7         697.9         706.6         719.8         704.2
                                               -----------   -----------   -----------    ----------    ----------
Income before provision for
  income taxes                                       520.8         479.6         481.5         465.5         493.0
Provision for income taxes                           183.3         149.2         154.7         148.0         173.6
                                               -----------   -----------   -----------    ----------    ----------
Net income                                     $     337.5   $     330.4       $ 326.8    $    317.5    $    319.4
                                               ===========   ===========   ===========    ==========    ==========
Net interest income (taxable-equivalent)       $     815.2   $     796.1   $     781.5    $    778.7    $    792.1

Per common share
  Diluted                                      $      1.14   $      1.11   $      1.10    $     1.05    $     1.04
  Basic                                               1.16          1.13          1.11          1.06          1.05

Dividends declared                                    0.40          0.37          0.37          0.37          0.37
Book value                                           26.83         27.81         25.85         25.10         23.51
Market price
  High                                               68.07         64.38         54.19         66.00         68.06
  Low                                                57.29         41.63         45.63         45.06         46.81
  Close                                              64.80         63.00         49.88         45.69         57.75

Selected Average Balances
Total assets                                   $ 103,225.4   $ 101,246.0   $  99,392.2    $ 97,497.3    $ 95,413.4
Earning assets                                    92,553.9      90,679.6      89,663.7      88,200.6      85,857.5
Loans                                             71,654.4      71,774.6      71,506.9      69,830.6      67,030.0
Total deposits(3)                                 65,408.6      67,181.9      67,158.2      66,866.4      65,550.3
Realized shareholders' equity                      6,264.6       6,140.5       6,012.8       5,948.9       6,023.3
Total shareholders' equity                         8,089.2       7,844.4       7,487.4       7,195.9       7,476.2

Common shares - diluted (thousands)                295,832       296,461       298,558       302,141       306,739
Common shares - basic (thousands)                  291,805       293,390       295,575       298,986       303,461

Financial Ratios(4)
ROA                                                   1.36%         1.33%         1.34%         1.34%         1.38%
Return on average realized shareholders'
  equity                                             21.85         21.40         21.62         21.46         21.33
Return on average total shareholders'
  equity                                             16.92         16.75         17.36         17.74         17.18
Net interest margin                                   3.57          3.49          3.47          3.55          3.71

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

(4) In this report, SunTrust presents a return on average realized shareholders' equity, as well as a return on average total shareholders' equity. The return on average realized shareholders' equity excludes net unrealized security gains. Due to its ownership of 48 million shares of common stock of The Coca-Cola Company resulting in an unrealized net gain of $1.4 billion, the Company believes that this measure is more indicative of its return on average shareholders' equity when comparing performance to other companies.

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

Funding sources primarily include customer-based core deposits, but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, accounted for 60% of the funding base on average for the first quarter of 2001 compared to 62% at December 31, 2000 and 63% in the first quarter of 2000. Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale domestic and foreign deposits, other short term borrowings and long term debt, were $34.3 billion at March 31, 2001, compared with $33.2 billion at December 31, 2000 and $30.0 billion at March 31, 2000. Cash flows from operations are also a significant source of liquidity. Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan losses, and deferred tax items.

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