Form 10-Q
period 2001-06-30
SUNTRUST BANKS INC
filed 2001-08-09
CIK 750556

================================================================================
--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Quarterly Period Ended June 30, 2001
                  --------------------------------------------
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

                               Yes __X__ No _____

At July 31, 2001, 288,611,662 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS


PART  I    FINANCIAL INFORMATION                                           Page

         Item 1. Financial Statements (Unaudited)
                 Consolidated Statements of Income                          3
                 Consolidated Balance Sheets                                4
                 Consolidated Statements of Cash Flows                      5
                 Consolidated Statements of Shareholders' Equity            6
                 Notes to Consolidated Financial Statements               7-14

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           15-28

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                28

PART  II   OTHER INFORMATION

         Item 1. Legal Proceedings                                          29

         Item 2. Changes in Securities                                      29

         Item 3. Defaults Upon Senior Securities                            29

         Item 4. Submission of Matters to a Vote of  Security Holders       29

         Item 5. Other Information                                          29

         Item 6. Exhibits and Reports on Form 8-K                           29

SIGNATURES                                                                  29



                         PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year 2001.

                        Consolidated Statements of Income
                        ---------------------------------




                                                                    Three Months                            Six Months
                                                                   Ended June 30                          Ended June 30
                                                          ----------------------------------     ---------------------------------
(Dollars in thousands except per share data)(Unaudited)        2001               2000                 2001              2000
                                                          ---------------   ----------------     ---------------   ---------------
Interest Income
  Interest and fees on loans                                $  1,270,446       $  1,367,374        $  2,668,105      $  2,673,903
  Interest and fees on loans held for sale                        51,944             23,703              88,488            48,829
  Interest and dividends on securities available for sale
    Taxable interest                                             261,135            224,910             513,806           455,532
    Tax-exempt interest                                            7,332              6,492              14,636            13,327
    Dividends (1)                                                 17,033             17,749              34,359            34,772
  Interest on funds sold                                          13,370             24,505              32,303            43,843
  Interest on deposits in other banks                                771                232               1,206               567
  Other interest                                                  12,627              7,084              25,629            12,105
                                                          ---------------   ----------------     ---------------   ---------------
      Total interest income                                    1,634,658          1,672,049           3,378,532         3,282,878
                                                          ---------------   ----------------     ---------------   ---------------
Interest Expense
  Interest on deposits                                           484,866            590,255           1,069,127         1,145,217
  Interest on funds purchased                                    125,884            154,561             280,314           297,394
  Interest on other short-term borrowings                         15,965             25,673              40,021            44,619
  Interest on long-term debt                                     184,040            132,530             360,310           244,025
                                                          ---------------   ----------------     ---------------   ---------------
      Total interest expense                                     810,755            903,019           1,749,772         1,731,255
                                                          ---------------   ----------------     ---------------   ---------------
Net Interest Income                                              823,903            769,030           1,628,760         1,551,623
Provision for loan losses                                         39,615             27,693             106,915            49,985
                                                          ---------------   ----------------     ---------------   ---------------
Net interest income after provision for loan losses              784,288            741,337           1,521,845         1,501,638
                                                          ---------------   ----------------     ---------------   ---------------
Noninterest Income
  Trust income                                                   124,785            123,751             249,094           252,351
  Service charges on deposit accounts                            125,588            112,589             245,611           223,855
  Other charges and fees                                          57,531             50,372             113,070            99,509
  Mortgage production related income                              52,961             20,474              84,697            39,167
  Mortgage servicing related income                               (2,685)             7,692               4,039            15,414
  Credit card and other fees                                      29,968             24,378              55,556            46,469
  Retail investment services                                      27,260             30,550              52,043            61,348
  Investment banking income                                       19,414             35,321              33,503            54,992
  Trading account profits and commissions                         24,895             (1,442)             54,589            10,571
  Other noninterest income                                        34,367             38,754              70,684            68,753
  Securities gains                                                27,728              1,531              84,845             8,393
                                                          ---------------   ----------------     ---------------   ---------------
      Total noninterest income                                   521,812            443,970           1,047,731           880,822
                                                          ---------------   ----------------     ---------------   ---------------
Noninterest Expense
  Salaries and other compensation                                383,145            365,251             759,496           736,336
  Employee benefits                                               48,421             41,411             105,081            98,335
  Net occupancy expense                                           51,769             49,890             101,782            99,950
  Equipment expense                                               44,344             50,667              88,889           102,305
  Outside processing and software                                 45,339             44,388              90,483            85,999
  Marketing and customer development                              22,955             27,855              45,988            50,157
  Merger-related expenses                                              -             18,183                   -            31,816
  Amortization of intangible assets                               20,994              8,777              29,284            17,771
  Other noninterest expense                                      146,871            113,362             285,532           201,430
                                                          ---------------   ----------------     ---------------   ---------------
      Total noninterest expense                                  763,838            719,784           1,506,535         1,424,099
                                                          ---------------   ----------------     ---------------   ---------------
Income before provision for income taxes and
   extraordinary loss                                            542,262            465,523           1,063,041           958,361
Provision for income taxes                                       177,292            148,054             360,546           321,453
                                                          ---------------   ----------------     ---------------   ---------------
Income before extraordinary loss                                 364,970            317,469             702,495           636,908
Extraordinary loss, net of taxes                                  17,824                  -              17,824                 -
                                                          ---------------   ----------------     ---------------   ---------------
      Net Income                                            $    347,146       $    317,469        $    684,671      $    636,908
                                                          ===============   ================     ===============   ===============

Average common  shares - diluted                             291,677,416        302,140,506         293,743,462       304,439,570
Average common shares - basic                                287,877,855        298,985,834         289,830,572       301,223,533
Net income per average common share - diluted
  Income before extraordinary loss                          $       1.25       $       1.05        $       2.39      $       2.09
  Extraordinary loss, net of taxes                                  0.06                  -                0.06                 -
                                                          ---------------   ----------------     ---------------   ---------------
  Net income                                                $       1.19       $       1.05        $       2.33      $       2.09
                                                          ===============   ================     ===============   ===============
Net income per average common share - basic
  Income before extraordinary loss                          $       1.27       $       1.06        $       2.42      $       2.11
  Extraordinary loss, net of taxes                                  0.06                  -                0.06                 -
                                                          ---------------   ----------------     ---------------   ---------------
  Net income                                                $       1.21       $       1.06        $       2.36      $       2.11
                                                          ===============   ================     ===============   ===============
(1) Includes dividends on common stock of
      The Coca-Cola Company                                        8,688              8,206              17,376            16,411

See notes to consolidated financial statements


                           Consolidated Balance Sheets
                           ---------------------------

                                                                            June 30            December 31           June 30
(Dollars in thousands) (Unaudited)                                            2001                 2000                2000
                                                                          ---------------    -----------------    ---------------
Assets
  Cash and due from banks                                                  $   3,658,087        $   4,110,489       $  2,847,699
  Interest-bearing deposits in other banks                                        98,461               13,835              8,109
  Trading account                                                                932,246            1,105,848            875,543
  Securities available for sale (1)                                           18,578,244           18,810,311         17,382,207
  Funds sold                                                                     928,994            1,267,028          1,613,080
  Loans held for sale                                                          3,126,942            1,759,281          1,345,694

  Loans                                                                       68,938,242           72,239,820         71,450,408
  Allowance for loan losses                                                     (866,099)            (874,547)          (874,484)
                                                                          ---------------    -----------------    ---------------
      Net loans                                                               68,072,143           71,365,273         70,575,924

  Premises and equipment                                                       1,590,308            1,629,071          1,631,331
  Intangible assets                                                              849,161              810,860            800,728
  Customers' acceptance liability                                                 93,941              184,157            173,964
  Other assets                                                                 2,894,007            2,604,221          2,703,365
                                                                          ---------------    -----------------    ---------------
      Total assets                                                         $ 100,822,534        $ 103,660,374       $ 99,957,644
                                                                          ===============    =================    ===============

Liabilities and Shareholders' Equity
  Noninterest-bearing deposits                                             $  13,568,864        $  15,064,017       $ 13,719,684
  Interest-bearing deposits                                                   49,770,813           54,469,320         54,956,751
                                                                          ---------------    -----------------    ---------------
      Total deposits                                                          63,339,677           69,533,337         68,676,435
  Funds purchased                                                             10,841,435           10,895,944         10,159,988
  Other short-term borrowings                                                  1,929,964            1,761,985          1,419,499
  Long-term debt                                                              11,393,044            7,895,430          7,200,459
  Guaranteed preferred beneficial interests in debentures                      1,050,000            1,050,000          1,050,000
  Acceptances outstanding                                                         93,941              184,157            173,964
  Other liabilities                                                            4,301,318            4,100,313          3,698,345
                                                                          ---------------    -----------------    ---------------
      Total liabilities                                                       92,949,379           95,421,166         92,378,690
                                                                          ---------------    -----------------    ---------------

  Preferred stock, no par value; 50,000,000 shares authorized; none issued             -                    -                  -
  Common stock, $1.00 par value                                                  294,163              323,163            323,163
  Additional paid in capital                                                   1,265,738            1,274,416          1,272,178
  Retained earnings                                                            5,019,324            6,312,044          5,873,963
  Treasury stock and other                                                      (333,912)          (1,613,189)        (1,357,018)
                                                                          ---------------    -----------------    ---------------
      Realized shareholders' equity                                            6,245,313            6,296,434          6,112,286
  Accumulated other comprehensive income                                       1,627,842            1,942,774          1,466,668
                                                                          ---------------    -----------------    ---------------
      Total shareholders' equity                                               7,873,155            8,239,208          7,578,954
                                                                          ---------------    -----------------    ---------------
      Total liabilities and shareholders' equity                           $ 100,822,534        $ 103,660,374       $ 99,957,644
                                                                          ===============    =================    ===============

Common shares outstanding                                                    288,511,505          296,266,329        301,931,828
Common shares authorized                                                     750,000,000          750,000,000        750,000,000
Treasury shares of common stock                                                5,651,252           26,896,428         21,230,929

(1) Includes net unrealized gains on securities available for sale         $   2,546,677        $   3,048,313       $  2,371,237




See notes to consolidated financial statements

                      Consolidated Statements of Cash Flows
                      -------------------------------------

                                                                               Six Months Ended June 30
                                                                         -----------------------------------
(Dollars in thousands) (Unaudited)                                              2001                2000
                                                                         ----------------     ---------------
Cash flows from operating activities:
  Net income                                                                $   684,671         $   636,908
  Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Extraordinary loss on early extinguishment of debt                         17,824                   -
      Depreciation, amortization and accretion                                  176,226             149,776
      Provisions for loan losses and foreclosed property                        107,105              50,192
      Amortization of compensation element of restricted stock                    2,734               4,726
      Securities gains                                                          (84,845)             (8,393)
      Net gain on sale of assets                                                 (5,673)             (7,888)
      Originated loans held for sale                                         (9,502,949)         (4,224,468)
      Sales of loans held for sale                                            8,135,288           4,410,561
      Net increase in accrued interest receivable,
        prepaid expenses and other assets                                      (336,132)         (1,213,778)
      Net increase in accrued interest payable,
        accrued expenses and other liabilities                                  387,709             269,566
                                                                         ---------------      --------------
        Net cash (used in) provided by operating activities                    (418,042)             67,202
                                                                         ---------------      --------------

Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                   1,372,986           1,239,752
  Proceeds from sales of securities available for sale                        3,253,837             667,038
  Purchases of securities available for sale                                 (2,918,327)         (1,128,413)
  Net decrease (increase) in loans                                              717,739          (5,645,049)
  Proceeds from sale of loans                                                   609,714             153,719
  Capital expenditures                                                          (25,232)            (70,479)
  Proceeds from the sale of other assets                                         13,076              12,766
  Loan recoveries                                                                27,365              28,795
                                                                         ---------------      --------------
    Net cash provided by (used in) investing activities                       3,051,158          (4,741,871)
                                                                         ---------------      --------------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                        (6,193,660)          8,575,906
  Net increase (decrease) in funds purchased
   and other short-term borrowings                                              113,470          (6,591,440)
  Proceeds from the issuance of long-term debt                                5,325,000           3,113,839
  Repayment of long-term debt                                                (1,845,210)           (880,726)
  Proceeds from the exercise of stock options                                     7,150               7,543
  Proceeds from stock issuance                                                   13,844              13,202
  Proceeds used in the acquisition of stock                                    (526,230)           (389,837)
  Dividends paid                                                               (233,290)           (224,296)
                                                                         ---------------      --------------
    Net cash (used in) provided by financing activities                      (3,338,926)          3,624,191
                                                                         ---------------      --------------
Net decrease in cash and cash equivalents                                      (705,810)         (1,050,478)
Cash and cash equivalents at beginning of year                                5,391,352           5,519,366
                                                                         ---------------      --------------
Cash and cash equivalents at end of period                                  $ 4,685,542         $ 4,468,888
                                                                         ===============      ==============

Supplemental Disclosure
Interest paid                                                               $ 1,795,287         $ 1,675,409
Income taxes paid                                                               158,633             269,144
Non-cash impact of securitizing loans                                         1,903,518                   -
Non-cash impact of STAR Systems Inc. sale                                        52,919                   -



See notes to consolidated financial statements

                 Consolidated Statements of Shareholders' Equity
                 -----------------------------------------------


                                                                                                       Accumulated
                                                        Additional                      Treasury          Other
                                             Common      Paid in        Retained       Stock and     Comprehensive
(Dollars in thousands) (Unaudited)           Stock       Capital        Earnings        Other*          Income          Total
                                            --------------------------------------------------------------------------------------
Balance, January 1, 2000                     $323,163   $ 1,293,387     $5,461,351     $(1,013,861)     $1,562,822    $ 7,626,862
Net income                                          -             -        636,908               -               -        636,908
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                         -             -              -               -         (96,154)       (96,154)
                                                                                                                   ---------------
Total comprehensive income                                                                                                540,754
Cash dividends declared, $0.74 per share            -             -       (224,296)              -               -       (224,296)
Exercise of stock options                           -       (16,529)             -          24,072               -          7,543
Acquisition of treasury stock                       -             -              -        (389,837)              -       (389,837)
Restricted stock activity                           -          (594)             -             594               -              -
Amortization of compensation element
   of restricted stock                              -             -              -           4,726               -          4,726
Issuance of stock for employee benefit plans        -        (4,086)             -          17,288               -         13,202
                                            --------------------------------------------------------------------------------------
Balance, June 30, 2000                       $323,163   $ 1,272,178     $5,873,963     $(1,357,018)     $1,466,668    $ 7,578,954
                                            ======================================================================================


Balance, January 1, 2001                     $323,163   $ 1,274,416     $6,312,044     $(1,613,189)     $1,942,774    $ 8,239,208
Net income                                          -             -        684,671               -               -        684,671
Other comprehensive income:
Adoption of SFAS No. 133                            -             -              -               -         (10,560)       (10,560)
Change in unrealized gains (losses) on
   derivatives, net of taxes                        -             -              -               -         (16,947)       (16,947)
Change in unrealized gains (losses) on
   securities, net of taxes                         -             -              -               -        (287,425)      (287,425)
                                                                                                                   ---------------
Total comprehensive income                                                                                                369,739
Cash dividends declared, $0.80 per share            -             -       (233,290)              -               -       (233,290)
Exercise of stock options                           -        (9,175)             -          16,325               -          7,150
Acquisition of treasury stock                       -             -              -        (526,230)              -       (526,230)
Retirement of treasury stock                  (29,000)            -     (1,744,101)      1,773,101               -              -
Restricted stock activity                           -            68              -             (68)              -              -
Amortization of compensation element
   of restricted stock                              -             -              -           2,734               -          2,734
Issuance of stock for employee benefit plans        -           429              -          13,415               -         13,844
                                            --------------------------------------------------------------------------------------
Balance, June 30, 2001                       $294,163   $ 1,265,738     $5,019,324      $ (333,912)     $1,627,842    $ 7,873,155
                                            ======================================================================================


* Balance at June 30, 2000 includes $1,306,813 for treasury stock and $50,205 for compensation element of restricted stock.

   Balance at June 30, 2001 includes $294,711 for treasury stock and $39,201 for compensation element of restricted stock.

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

On May 14, 2001, SunTrust announced the signing of an agreement to purchase the institutional business of The Robinson-Humphrey Company, LLC from Citigroup's Salomon Smith Barney unit for approximately $11.9 million in cash. This transaction was completed on July 27, 2001.

Also on May 14, 2001, SunTrust announced a proposal to acquire Wachovia Corporation. The proposal was for Wachovia shareholders to exchange each share of their common stock for 1.081 shares of SunTrust common stock. The Wachovia Board of Directors rejected this proposal and continued to endorse a proposed merger of equals which was entered into on April 15, 2001 with First Union Corporation. SunTrust mailed proxy statements to approximately 120,000 Wachovia shareholders to solicit votes against the proposed merger with First Union. On August 3, 2001, preliminary results of the proxy voting indicated Wachovia shareholders approved the merger with First Union. SunTrust subsequently withdrew its acquisition proposal. During the third quarter of 2001, SunTrust will record approximately $30 million of expenses related to the proposed Wachovia merger. As of June 30, 2001, $7.5 million in costs had been recorded on the balance sheet, and primarily consisted of legal and consulting fees.

Note 3 - Recent Accounting Developments
In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. It does not appear the Statement will have a material impact on the Company's financial position or results of operations.

SFAS 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SunTrust will adopt SFAS 142 effective January 1, 2002. Goodwill currently carried on the balance sheet will be subject to an initial assessment for impairment to be completed by the second quarter of 2002. Year-to-date June 30, 2001 earnings included net-of-tax amortization of goodwill totaling $22.2 million. SunTrust has not yet evaluated the impact that the adoption of this statement will have on its financial position or results of operations.

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

Note 5 - Loan Securitizations
During the first quarter of 2001, SunTrust transferred $1,903 million of single family mortgages to securities available for sale in two securitization transactions. These securities are maintained in the Company's available for sale securities portfolio at fair market value based on quoted market prices. There were no additional loan securization transactions during the second quarter of 2001.

Note 6 - Comprehensive Income
The Company's comprehensive income, which includes certain transactions and other economic events that bypass the income statement, consists of net income, unrealized gains and losses on securities available for sale and the impact of cash flow hedges, net of income taxes.

      ------------------------------------------------------------------

Comprehensive income for the six months ended June 30, 2001 and 2000 is calculated as follows:
(Dollars in thousands)


                                                                      2001              2000
                                                                      ----              ----
Unrealized loss on available for sale securities, net,
  recognized in other comprehensive income:
      Before Income Tax                                            $ (442,192)        $(156,468)
      Income Tax                                                     (154,767)          (60,314)
                                                                 -------------       ------------
      Net of Income Tax                                            $ (287,425)        $ (96,154)
                                                                 =============       ============

Amounts reported in net income:
   Gain on sale of securities                                      $   84,845         $   8,393
   Net (accretion) amortization                                        (8,638)           (7,150)
                                                                 -------------       ------------
   Reclassification adjustment                                         76,207             1,243
   Income tax expense                                                 (26,672)             (479)
                                                                 -------------       ------------
   Reclassification adjustment, net of tax                         $   49,535         $     764
                                                                 =============       ============

   Unrealized loss on available for sale securities
    arising during period, net of tax                              $ (237,890)        $ (95,390)
    Reclassification adjustment, net of tax                           (49,535)             (764)
                                                                 -------------       ------------
      Net unrealized loss on available for sale securities
         recognized in other comprehensive income                  $ (287,425)        $ (96,154)
                                                                 =============       ============

Unrealized loss on derivative financial instruments, net,
  recognized in other comprehensive income:
      Before Income Tax                                            $  (42,319)        $       -
      Income Tax                                                       14,812                 -
                                                                 -------------       ------------
      Net of Income Tax                                            $  (27,507)        $       -
                                                                 =============       ============

Cumulative effect of change in accounting principle                $  (16,246)        $       -
  Income tax benefit                                                    5,686                 -
                                                                 -------------       ------------
  Cumulative effect of change in accounting priniciple,
    net of tax                                                     $  (10,560)        $       -
                                                                 =============       ============

  Reclassification of losses from other comprehensive
    income to earnings                                             $    6,073         $       -
  Income tax expense                                                   (2,125)                -
                                                                 -------------       ------------
  Reclassification adjustment, net of tax                          $    3,948         $       -
                                                                 =============       ============

 Unrealized loss on derivative financial instruments
    arising during period, net of tax                              $  (20,895)        $       -
 Reclassification adjustment, net of tax                                3,948                 -
                                                                 -------------       ------------
      Net unrealized loss on derivative instruments
         recognized in other comprehensive income                  $  (16,947)        $       -
                                                                 =============       ============

Total unrealized losses recognized in
  other comprehensive income                                       $ (314,932)        $ (96,154)
Net income                                                            684,671           636,908
                                                                 -------------       ------------
Total comprehensive income                                         $  369,739         $ 540,754
                                                                 =============       ============


       ------------------------------------------------------------------


Note 7 - Earnings Per Share Reconciliation
Net income is the same in the calculation of basic and diluted EPS. Shares of
3.7 million and 4.0 million for the periods ended June 30, 2001 and 2000, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2001 and 2000 is included in the following table.


                        Computation of Per Share Earnings
                      (In thousands, except per share data)




                                                  Three Months                              Six Months
                                                  Ended June 30                            Ended June 30
                                           -------------------------------    --------------------------------------
                                              2001                2000                2001                 2000
                                           ------------    ---------------    -----------------    -----------------
Diluted
-------

Income before extraordinary loss             $ 364,970          $ 317,469            $ 702,495            $ 636,908
Extraordinary loss, net of taxes                17,824                  -               17,824                    -
                                           ------------    ---------------    -----------------    -----------------
Net income                                   $ 347,146          $ 317,469            $ 684,671            $ 636,908
                                           ------------    ---------------    -----------------    -----------------

Average common shares outstanding              287,878            298,986              289,831              301,224
Effect of dilutive securities:
     Stock options                               1,919              1,351                2,028                1,431
     Performance restricted stock                1,880              1,804                1,884                1,785
                                           ------------    ---------------    -----------------    -----------------
Average diluted common shares                  291,677            302,141              293,743              304,440
                                           ------------    ---------------    -----------------    -----------------

Earnings per common share - diluted:
    Income before extraordinary loss         $    1.25          $    1.05            $    2.39            $    2.09
    Extraordinary loss                            0.06                  -                 0.06                    -
                                           ------------    ---------------    -----------------    -----------------
    Net income                               $    1.19          $    1.05            $    2.33            $    2.09
                                           ============    ===============    =================    =================

Basic
-----

Income before extraordinary loss             $ 364,970          $ 317,469            $ 702,495            $ 636,908
Extraordinary loss, net of taxes                17,824                  -               17,824                    -
                                           ------------    ---------------    -----------------    -----------------
Net income                                   $ 347,146          $ 317,469            $ 684,671            $ 636,908
                                           ------------    ---------------    -----------------    -----------------

Average common shares                          287,878            298,986              289,831              301,224
                                           ------------    ---------------    -----------------    -----------------

Earnings per common share - basic:
    Income before extraordinary loss         $    1.27          $    1.06            $    2.42            $    2.11
    Extraordinary loss                            0.06                  -                 0.06                    -
                                           ------------    ---------------    -----------------    -----------------
    Net income                               $    1.21          $    1.06            $    2.36            $    2.11
                                           ============    ===============    =================    =================


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

Due to the significant nature of the changes implemented to the internal management reporting system in 2001, it is not practical to conform prior year financial data for the new business segments nor current year financial data for the prior business segments for reporting.

       ------------------------------------------------------------------

The following table discloses selected financial information for SunTrust's new reportable business segments for the six months ended June 30, 2001.





                                                                                  SUNTRUST BANKS, INC.
                                 ---------------------------------------------------------------------------------------------------
                                                                           Six Months Ended June 30, 2001
                                 ---------------------------------------------------------------------------------------------------
                                                            Corporate and
                                                              Investment                 Private Client
                                   Retail       Commercial     Banking       Mortgage      Services   Corporate/Other   Consolidated
                                 ---------------------------------------------------------------------------------------------------
Average total assets             $19,984,649   $20,422,530   $22,439,319   $19,443,307   $ 1,376,951     $ 19,542,963   $103,209,719
Average total liabilities         44,988,277     8,544,114     4,421,253       921,474     1,599,767       34,754,111     95,228,996
Average total equity                       -             -             -             -             -        7,980,723      7,980,723
                                 ---------------------------------------------------------------------------------------------------
Net interest revenue (1)         $   826,995   $   278,195   $   108,557   $    96,117   $    23,416     $    188,565   $  1,521,845
Noninterest revenue                  296,895       119,159       160,699       109,111       290,086           71,781      1,047,731
Noninterest expense                  603,898       188,465       147,686       143,849       199,513          223,124      1,506,535

                                 ---------------------------------------------------------------------------------------------------
Total contribution before
   taxes and extraordinary loss      519,992       208,889       121,570        61,379       113,989           37,222      1,063,041
Provision for income taxes                 -             -             -             -             -          360,546        360,546
                                 ---------------------------------------------------------------------------------------------------
Income before extraordinary loss     519,992       208,889       121,570        61,379       113,989         (323,324)       702,495
Extraordinary loss, net of tax             -             -             -             -             -           17,824         17,824
                                 ---------------------------------------------------------------------------------------------------
Net Income                       $   519,992   $   208,889   $   121,570   $    61,379   $   113,989     $   (341,148)  $    684,671
                                 ===================================================================================================


Total revenue from external
  customers                      $ 1,083,276   $   798,100   $   802,366   $   776,764   $   295,418     $    811,096   $  4,567,020
                                 ===================================================================================================


 (1) Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis net of the credit risk premium for the Lines of Business.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc., the nation's ninth-largest commercial banking organization, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust's principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, Virginia and the District of Columbia. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, commercial and auto leasing, credit-related insurance, asset management, securities brokerage and investment banking services.

SunTrust has 1,120 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 1,970 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the second quarter of 2001 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the six months ended June 30, 2001 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported record operating earnings of $347.1 million and $684.7 million for the second quarter and first six months of 2001, an increase of $29.7 million, or 9.3%, and $47.8 million, or 7.5%, compared to $317.5 million and $636.9 million in the same periods last year. These results included after-tax merger-related charges of $11.8 million, or $.04 per diluted share, and $20.7 million, or $.07 per diluted share, for the second quarter and first six months of 2000, respectively. Diluted earnings per share, adjusted for merger charges, grew 9.2% to $1.19 and 7.9 % to $2.33 from $1.09 and $2.16 in the same periods last year.

In the second quarter of 2001, results included two other unusual items. A loss of $17.8 million, net of tax, or $.06 per diluted share, was recorded as an extraordinary loss during the second quarter of 2001 for the Company's early extinguishment of long-term debt in order to lengthen the maturity of its market borrowings. In addition, the Company recorded net of tax securities gains of $17.8 million, or $.06 per diluted share, by repositioning its balance sheet during the second quarter of 2001 and shortening the average life of its investment portfolio.

Net interest income increased $55.5 million, or 7.1%, and $78.6 million, or 5.0%, from the second quarter and first six months of 2000 to the second quarter and first six months of 2001. This was primarily due to lower funding costs as the Federal Reserve decreased the fed funds rate a total of 275 basis points since June 30, 2000. Also contributing to the increase was moderate loan demand as average loans, adjusted for securitizations, increased $2.9 billion, or 4.2%, and $4.6 billion, or 6.8% from the second quarter and first six months of 2000 to the second quarter and first six months of 2001, respectively.

The loan loss provision increased $11.9 million, or 43.1%, over the second quarter of 2000 and $56.9 million, or 113.9%, over the first six months of 2000. The increase over the prior year's second quarter was primarily due to the second quarter of 2001 sale of three of the Company's corporate nonperforming loans which resulted in losses of $14.6 million. Additional write-downs of other nonperforming loans also contributed to this increase.

Total noninterest income, excluding securities gains, increased $51.6 million, or 11.7%, over the prior year's second quarter. Noninterest income included increases of $26.3 million, or 1,826.4%, in trading account profits and commissions, $32.5 million, or 158.7%, in mortgage production related income, $13.0 million, or 11.5%, in services charges on deposit accounts and $7.2 million, or 14.2%, in other charges and fees.

Total noninterest expense, excluding merger-related charges, increased $62.2 million, or 8.9%, over the second quarter of 2000. Included in the overall increase was $17.4 million in expenses associated with the Company's sale of the assets and liabilities of SunTrust Credit Corporation and $14.7 million in One Bank initiatives resulting from the continued system integration of customer based systems across the geographic areas served by SunTrust Banks, Inc.



Selected Quarterly Financial Data                                                                                    Table 1
(Dollars in millions except per share data)                                     Quarters
                                              -------------------------------------------------------------------------------
                                                         2001                                      2000
                                              ------------------------------   ----------------------------------------------
                                                     2                1               4                3               2
                                              --------------   -------------   -------------   --------------   -------------
Summary of Operations
Interest and dividend income                     $  1,634.7      $  1,743.9      $  1,798.3       $  1,764.2      $  1,672.0
Interest expense                                      810.8           939.0         1,012.9            992.8           903.0
                                              --------------   -------------   -------------   --------------   -------------
Net interest income                                   823.9           804.9           785.4            771.4           769.0
Provision for loan losses                              39.6            67.3            53.5             30.5            27.7
                                              --------------   -------------   -------------   --------------   -------------
Net interest income after
  provision for loan losses                           784.3           737.6           731.9            740.9           741.3
Noninterest income(1)                                 521.8           525.9           445.6            447.2           444.0
Noninterest expense(2)(3)                             763.8           742.7           697.9            706.6           719.8
                                              --------------   -------------   -------------   --------------   -------------
Income before provision for income
  taxes and extraordinary loss                        542.3           520.8           479.6            481.5           465.5
Provision for income taxes                            177.3           183.3           149.2            154.7           148.0
                                              --------------   -------------   -------------   --------------   -------------
Income before extraordinary loss                      365.0           337.5           330.4            326.8           317.5
Extraordinary loss, net of taxes(4)                    17.8               -               -                -               -
                                              --------------   -------------   -------------   --------------   -------------
Net income                                       $    347.2      $    337.5      $    330.4       $    326.8      $    317.5
                                              ==============   =============   =============   ==============   =============
Net interest income (taxable-equivalent)         $    834.1      $    815.2      $    796.1       $    781.5      $    778.7

Per common share
Diluted
  Income before extraordinary loss               $     1.25      $     1.14      $     1.11           $ 1.10      $     1.05
  Extraordinary loss, net of taxes                     0.06               -               -                -               -
                                              --------------   -------------   -------------   --------------   -------------
  Net income                                           1.19            1.14            1.11             1.10            1.05
Basic
  Income before extraordinary loss                     1.27            1.16            1.13             1.11            1.06
  Extraordinary loss, net of taxes                     0.06               -               -                -               -
                                              --------------   -------------   -------------   --------------   -------------
  Net income                                           1.21            1.16            1.13             1.11            1.06

Dividends declared                                     0.40            0.40            0.37             0.37            0.37
Book value                                            27.29           26.83           27.81            25.85           25.10
Market price
   High                                               66.38           68.07           64.38            54.19           66.00
   Low                                                59.25           57.29           41.63            45.63           45.06
   Close                                              64.78           64.80           63.00            49.88           45.69

Selected Average Balances
Total assets                                     $103,194.2      $103,225.4      $101,246.0       $ 99,392.2      $ 97,497.3
Earning assets                                     92,570.8        92,553.9        90,679.6         89,663.7        88,200.6
Loans                                              69,900.5        71,654.4        71,774.6         71,506.9        69,830.6
Consumer and commercial deposits                   56,343.6        54,538.6        54,099.2         53,641.4        53,942.5
Brokered and foreign deposits                       8,017.1        10,870.0        13,082.7         13,516.8        12,923.9
Realized shareholders' equity                       6,208.8         6,264.6         6,140.5          6,012.8         5,948.9
Total shareholders' equity                          7,873.4         8,089.2         7,844.4          7,487.4         7,195.9

Common shares - diluted (thousands)                 291,677         295,832         296,461          298,558         302,141
Common shares - basic (thousands)                   287,878         291,805         293,390          295,575         298,986

Financial Ratios
Return on average assets                               1.38 %          1.36 %          1.33 %           1.34 %          1.34 %
Return on average realized shareholders' equity (5)   22.43           21.85           21.40            21.62           21.46
Return on average total shareholders' equity          17.68           16.92           16.75            17.36           17.74

Net interest margin                                    3.61            3.57            3.49             3.47            3.55


(1) Includes securities gains of $27.4 million for the second quarter of 2001 related to the Company's securities portfolio repositioning.
(2) Includes enhancements to customer based systems of $14.7 and $7.0 million for the second and first quarters of 2001, respectively, related to the One Bank initiative.
(3) Includes merger-related expenses of $2.4 million, $8.3 million, and $18.2 million for the fourth, third, and second quarters of 2000.
(4) Represents the loss on the Company's early extinguishment of long-term debt during the second quarter of 2001, net of $9.6 million in taxes.
(5) In this report, SunTrust presents a return on average realized shareholders' equity ratio that excludes net unrealized gains. Due to its ownership of 48 million shares of common stock of The Coca-Cola Company, SunTrust believes this measure is more indicative of its return on average shareholders' equity when comparing to other companies.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)



                                                                                    Quarter Ended
                                                -----------------------------------------------------------------------------------
                                                            June 30, 2001                               March 31, 2001
                                                ----------------------------------------       ------------------------------------
                                                   Average         Income/       Yields/        Average         Income/     Yields/
                                                  Balances         Expense        Rates         Balances        Expense      Rates
                                                -----------       ---------     --------       ----------      ---------    -------
Assets
Loans:(1)
  Taxable                                        $  68,810.9      $ 1,258.7         7.34 %    $  70,552.3      $1,385.0       7.96 %
  Tax-exempt(2)                                      1,089.6           19.8         7.28          1,102.1          20.9       7.68
                                                ----------------------------------------       ------------------------------------
    Total loans                                     69,900.5        1,278.5         7.34         71,654.4       1,405.9       7.96
Securities available for sale:
  Taxable                                           16,756.8          278.2         6.66         15,920.2         270.0       6.88
  Tax-exempt(2)                                        455.9            9.4         8.27            449.6           9.4       8.44
                                                ----------------------------------------       ------------------------------------
    Total securities available for sale             17,212.7          287.6         6.70         16,369.8         279.4       6.92
Funds sold                                           1,176.4           13.4         4.56          1,361.1          18.9       5.64
Loans held for sale                                  2,829.8           51.9         7.36          1,988.3          36.5       7.45
Other short-term investments(2)                      1,451.4           13.5         3.75          1,180.3          13.6       4.66
                                                ----------------------------------------       ------------------------------------
    Total earning assets                            92,570.8        1,644.9         7.13         92,553.9       1,754.3       7.69
Allowance for loan losses                             (868.9)                                      (896.7)
Cash and due from banks                              3,373.7                                      3,321.7
Premises and equipment                               1,601.4                                      1,617.1
Other assets                                         3,955.5                                      3,761.5
Unrealized gains on securities
 available for sale                                  2,561.7                                      2,867.9
                                                ----------------------------------------       ------------------------------------
    Total assets                                 $ 103,194.2                                  $ 103,225.4
                                                ========================================       ====================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                      $  23,779.9      $   173.1         2.92 %    $  21,172.9      $  173.5       3.32 %
  Savings                                            6,024.8           46.4         3.09          6,251.4          56.6       3.67
  Consumer time                                      9,217.8          123.3         5.37          9,741.0         135.7       5.65
  Other time                                         3,829.4           52.7         5.52          4,235.1          62.1       5.95
  Brokered deposits                                  2,265.6           26.8         4.74          2,490.3          39.2       6.38
  Foreign deposits                                   5,751.5           62.6         4.37          8,379.7         117.2       5.67
                                                ----------------------------------------       ------------------------------------
    Total interest-bearing deposits                 50,869.0          484.9         3.82         52,270.4         584.3       4.53
Funds purchased                                     12,367.6          125.9         4.08         11,834.6         154.4       5.29
Other short-term borrowings                          1,367.1           16.0         4.68          1,724.3          24.1       5.66
Long-term debt                                      12,486.2          184.0         5.91         11,688.5         176.3       6.12
                                                ----------------------------------------       ------------------------------------
    Total interest-bearing liabilities              77,089.9          810.8         4.22         77,517.8         939.1       4.91
Noninterest-bearing deposits                        13,491.7                                     13,138.2
Other liabilities                                    4,739.2                                      4,480.1
Realized shareholders' equity                        6,208.8                                      6,264.6
Accumulated other comprehensive income               1,664.6                                      1,824.7
                                                ----------------------------------------       ------------------------------------
    Total liabilities and shareholders' equity   $ 103,194.2                                  $ 103,225.4
                                                ========================================       ====================================
Interest rate spread                                                            2.91 %                                    2.78 %
                                                ----------------------------------------       ------------------------------------
Net Interest Income                                               $   834.1                                    $  815.2
                                                ----------------------------------------       ------------------------------------
Net Interest Margin(3)                                                              3.61 %                                    3.57 %
                                                ----------------------------------------       ------------------------------------

(1) Interest income includes loan fees of $35.6, $36.0, and $32.8 million in the quarters ended June 30, March 31, 2001 and June 30, 2000, and $71.5 and 65.3 million in the six months ended June 30, 2001 and 2000. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.2, 10.4 and $9.6 million in the quarters ended June 30, March 31, 2001 and June 30, 2000 and $20.6 and $19.2 million for the six months ended June 30, 2001 and 2000.


                                                                                                        Table 2

              Quarter Ended                                                    Six Months Ended
   ----------------------------------------    -----------------------------------------------------------------------------------
                June 30, 2000                               June 30, 2001                              June 30, 2000
   ----------------------------------------    ----------------------------------------   ----------------------------------------
     Average        Income/       Yields/        Average        Income/      Yields/        Average        Income/       Yields/
     Balances       Expense        Rates         Balances       Expense       Rates         Balances       Expense        Rates
   -----------     ---------     ----------     ----------     ----------    ----------    ----------     ----------     ---------
     $68,789.8      $1,354.7         7.92 %    $  69,676.8      $2,643.6         7.65 %     $67,382.8       $2,648.6        7.90 %
       1,040.8          19.8         7.65          1,095.8          40.7         7.48         1,047.5           39.4        7.56
   ----------------------------------------    ----------------------------------------   ----------------------------------------
      69,830.6       1,374.5         7.92         70,772.6       2,684.3         7.65        68,430.3        2,688.0        7.90

      14,483.6         242.7         6.74         16,340.8         548.2         6.76        14,758.1          490.3        6.68
         470.0           8.9         7.65            452.8          18.7         8.35           489.2           18.3        7.53
   ----------------------------------------    ----------------------------------------   ----------------------------------------
      14,953.6         251.6         6.77         16,793.6         566.9         6.81        15,247.3          508.6        6.71
       1,537.5          24.5         6.41          1,268.2          32.3         5.14         1,423.5           43.8        6.19
       1,279.7          23.7         7.45          2,411.3          88.5         7.40         1,358.4           48.8        7.23
         599.2           7.4         4.95          1,316.6          27.1         4.15           569.6           12.8        4.51
   ----------------------------------------    ----------------------------------------   ----------------------------------------
      88,200.6       1,681.7         7.67         92,562.3       3,399.1         7.41        87,029.1        3,302.0        7.63
        (873.8)                                     (882.7)                                    (874.3)
       3,322.7                                     3,347.9                                    3,359.0
       1,627.5                                     1,609.2                                    1,627.7
       3,204.3                                     3,859.0                                    3,131.3

       2,016.0                                     2,714.0                                    2,182.6
   ----------------------------------------    ----------------------------------------   ----------------------------------------
     $97,497.3                                 $ 103,209.7                                  $96,455.4
   ========================================    ========================================   ========================================

     $20,194.3      $  155.7         3.10 %    $  22,483.6      $  346.5         3.11 %     $20,296.0       $  301.8        2.99 %
       6,449.1          55.1         3.43          6,137.5         103.0         3.38         6,554.3          108.9        3.34
      10,023.1         129.4         5.19          9,478.0         259.0         5.51         9,811.5          246.0        5.04
       4,024.7          58.1         5.80          4,031.1         114.8         5.74         3,890.3          107.5        5.56
       2,760.9          43.9         6.40          2,377.3          66.0         5.60         2,673.0           82.3        6.20
      10,162.9         148.0         5.86          7,058.3         179.8         5.14         9,884.0          298.7        6.08
   ----------------------------------------    ----------------------------------------   ----------------------------------------
      53,615.0         590.2         4.43         51,565.8       1,069.1         4.18        53,109.1        1,145.2        4.34
      10,268.0         154.6         6.05         12,102.6         280.3         4.67        10,366.6          297.4        5.77
       1,546.9          25.7         6.67          1,544.7          40.0         5.22         1,474.5           44.6        6.09
       8,070.9         132.5         6.60         12,089.6         360.3         6.01         7,511.9          244.0        6.53
   ----------------------------------------    ----------------------------------------   ----------------------------------------
      73,500.8         903.0         4.94         77,302.7       1,749.7         4.56        72,462.1        1,731.2        4.80
      13,251.5                                    13,315.9                                   13,099.3
       3,549.0                                     4,610.4                                    3,557.9
       5,948.9                                     6,236.5                                    5,986.1
       1,247.1                                     1,744.2                                    1,350.0
   ----------------------------------------    ----------------------------------------   ----------------------------------------
     $97,497.3                                 $ 103,209.7                                  $96,455.4
   ========================================    ========================================   ========================================
                                     2.73 %                                      2.85 %                                     2.83 %
   ----------------------------------------    ----------------------------------------   ----------------------------------------
                    $  778.7                                    $1,649.4                                    $1,570.8
   ----------------------------------------    ----------------------------------------   ----------------------------------------
                                     3.55 %                                      3.59 %                                     3.63 %
   ----------------------------------------    ----------------------------------------   ----------------------------------------


(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position increased net interest income $0.8 million in the quarter ended June 30, 2000 and increased net interest income $0.1 million in the six months ended June 30, 2000. Without these swaps, the net interest margin would have been 3.55% and 3.63% in the quarter and six months ended June 30, 2000, respectively.

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

Management estimates the Company's net interest income for the next twelve months would decline 1.0% under a gradual increase in interest rates of 100 basis points, versus the projection under stable rates. Net interest income would increase by 0.4% under a gradual decrease in interest rates of 100 basis points, versus the projection under stable rates.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Net Interest Income/Margin. SunTrust's net interest margin was 3.59% for the first six months of 2001, a decrease of 4 basis points from the first six months of 2000. The decrease is primarily attributable to interest expense to fund purchases under the SunTrust stock repurchase program. Compared to the first six months of 2000, the rate on earning assets decreased 22 basis points to 7.41% in the first six months of 2001 and the rate on interest bearing liabilities decreased 24 basis points to 4.56% primarily due to the declining interest rate environment.

As part of its on-going balance sheet management, the Company continues to take steps to obtain alternative lower cost funding sources such as developing initiatives to grow retail deposits to maximize net interest income throughout 2001. During the first quarter of 2001, the Company initiated a campaign to attract money market accounts. Average money market accounts have grown from $12.1 billion for the second quarter of 2000 to $15.4 billion for the second quarter of 2001. Additionally, the Company took advantage of the lower interest rate environment by repositioning its balance sheet. The sale of $1.0 billion of investment securities generated a gain of $27.4 million, and a pre-tax loss of $27.4 million was incurred in retiring $1.3 billion of higher cost funding and replacing it with $1.3 billion of new long-term funding at lower rates. This initiative extended the maturity of the debt by 3.0 years and reduced funding cost by 163 basis points while reducing the average life of the investment portfolio. The Company will consider future repositioning opportunities as the interest rate environment permits.

Interest income that SunTrust was unable to recognize on nonperforming loans had a negative impact of two basis points on the net interest margin in both the first six months of 2001 and 2000.

Noninterest Income. Noninterest income in the second quarter of 2001 increased $77.8 million, or 17.5% from the comparable period last year. The increase is due in part to $27.4 million of securities gains recorded by the Company repositioning the balance sheet. Mortgage production related income increased $32.5 million, or 158.7%, due to the high volume of refinancing activity continuing in the second quarter of 2001 as a result of the lower interest rate environment. Also associated with the high volume of refinancing activity, mortgage servicing related income decreased $10.4 million, or 134.9%, due to accelerated amortization of mortgage servicing rights related to increased prepayments. Service charges on deposits and other charges and fees increased a combined $20.2 million, or 12.4% over the second quarter of 2000. Increased usage of products and services, a more consistent pricing strategy and a lower earnings credit rate resulted in the increase in these income items. Included in credit card and other fees is debit card interchange income of $15.0 million for the second quarter of 2001 compared to $11.8 million in the same period of 2000.

Trust income, SunTrust's largest source of noninterest income, increased 0.4% compared to the first quarter of 2001 while declining 1.3% on a year-to-date basis. Fee income was adversely impacted as the market value of discretionary assets declined. Discretionary trust assets as of June 30, 2001 were $91.7 billion compared to $ 91.6 billion at December 31, 2000 and $92.8 billion at June 30, 2000. Offsetting the market value decline in managed assets was quarter-to-date and year-to-date net inflows from net new business. Revenues from new business for the second quarter of 2001 were improved compared to the first quarter of 2001, while remaining constant on a year-to-date basis. Estimated revenues lost from closed business remained constant for the second and first quarters of 2001 while improving on a year-to-date basis.

Trading account profits and commissions increased $26.3 million, or 1,826.4%, over the second quarter of 2000 while investment banking income decreased $15.9 million, or 45.0%, over the same period. The changes in these line items are indicative of the continued volatility seen in the equity market, as well as the changing interest rate environment throughout the first six months of 2001. Trading account profits are primarily generated from the sale of derivative products to customers.

Other income included net gains on the sale of student loans of $1.3 million and $2.6 million in the second quarter of 2001 and 2000, respectively.




Noninterest Income                                                                                Table 3
(In millions)
                                                                      Quarters
                                          ----------------------------------------------------------------
                                                   2001                                 2000
                                          ----------------------   ---------------------------------------
                                               2           1             4             3             2
                                          ---------- -----------   -----------   -----------   -----------
Trust income                                $ 124.8     $ 124.3       $ 121.4       $ 120.2       $ 123.7
Service charges on deposit accounts           125.6       120.0         118.9         116.9         112.6
Other charges and fees                         57.5        55.6          55.1          56.3          50.4
Mortgage production related income             53.0        31.7          27.1          23.8          20.5
Mortgage servicing related income              (2.7)        6.7           9.5           7.9           7.7
Credit card and other fees                     30.0        25.6          24.9          24.2          24.4
Retail investment services                     27.3        24.8          22.8          24.0          30.5
Trading account profits and commissions        24.9        29.7          16.3           4.9          (1.4)
Investment banking income                      19.4        14.1          20.3          36.0          35.3
Other income                                   34.3        36.3          30.5          33.6          38.8
Securities gains (losses)                      27.7        57.1          (1.2)         (0.6)          1.5
                                          ---------- -----------   -----------   -----------   -----------
  Total noninterest income                  $ 521.8     $ 525.9       $ 445.6       $ 447.2       $ 444.0
                                          ========== ===========   ===========   ===========   ===========

Noninterest Expense. Noninterest expense increased $44.1 million, or 6.1% in the second quarter of 2001 compared to the same period last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, increased $24.9 million, or 6.1% from the earlier period. The majority of this increase was a $24.2 million, or 33.1%, growth in other compensation due to increased incentive payments related to mortgage production.

Also contributing to the $44.1 million increase was $14.7 million recorded in the second quarter of 2001 related to the Company's One Bank initiative. The One Bank initiative is for enhancements to customer based systems across its geographic footprint and is expected to yield operating efficiencies in the future. Combined salaries and employee benefits increased $5.8 million and consulting and legal increased $7.5 million due to the One Bank initiative. Amortization of intangible assets increased $12.7 million during the second quarter of 2001 as a result of the write-off of the remaining goodwill associated with SunTrust Credit Corporation, due to the sale of the assets and liabilities of the company.

The $33.9 million increase in other expenses compared to the second quarter of 2000 is due in part to servicing income of approximately $3.9 million from MBNA America Bank, N.A. on the sold credit card portfolio recorded as a reduction to other expenses in the second quarter of 2000. Additional expenses of approximately $4.7 million associated with the sale of the assets and liabilities of SunTrust Credit Corporation contributed to the increase in the other expense line item.

In the second quarter of 2000, merger-related expenses were primarily related to accelerated depreciation and miscellaneous integration costs. There were no additional merger-related expenses in 2001. The efficiency ratio improved from 58.9% in the second quarter of 2000 to 56.3% in the second quarter of 2001 due to the Company's continued focus on efficiency and cost control projects.




Noninterest Expense                                                                                Table 4
(In millions)
                                                                    Quarters
                                          -----------------------------------------------------------------
                                                   2001                                2000
                                          -----------------------    --------------------------------------
                                              2              1             4             3             2
                                          ---------    ----------    -----------   -----------   ----------
Salaries                                   $ 285.8       $ 286.0        $ 282.0       $ 278.5      $ 292.1
Other compensation                            97.3          90.3           89.3          82.9         73.1
Employee benefits                             48.4          56.7           37.2          39.5         41.4
Net occupancy expense                         51.8          50.0           50.7          51.9         49.9
Outside processing and software               45.3          45.1           43.9          42.4         44.4
Equipment expense                             44.3          44.5           44.2          47.2         50.7
Marketing and customer development            23.0          23.0           30.7          25.3         27.9
Amortization of intangible assets             21.0           8.3            8.8           8.9          8.8
Consulting and legal                          20.6           9.7           13.2          16.4         18.2
Credit and collection services                18.0          13.6           12.4          14.2         16.0
Postage and delivery                          15.8          16.2           14.9          15.4         16.3
Communications                                14.1          13.3           14.2          15.0         15.4
Operating supplies                            11.4          11.3           11.2          11.3         12.6
FDIC premiums                                  3.9           3.9            2.8           2.8          2.8
Merger-related expenses                          -             -            2.4           8.3         18.2
Other real estate income                      (3.1)         (0.7)          (2.3)         (0.4)        (0.3)
Other expense                                 66.2          71.5           42.3          47.0         32.3
                                          ---------    ----------    -----------   -----------   ----------
  Total noninterest expense                $ 763.8       $ 742.7        $ 697.9       $ 706.6      $ 719.8
                                          =========    ==========    ===========   ===========   ==========

Efficiency ratio                              56.3 %        55.4 %         56.2 %        57.5 %       58.9 %


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

Provision for loan losses totaled $39.6 million in the second quarter of 2001, compared to $27.7 million in the second quarter of 2000. The increase in provision expense was due primarily to an increase in net charge-offs from $27.2 million in the second quarter of 2000 to $38.8 million in the second quarter of 2001. During the second quarter of 2001, SunTrust continued its practice of proactive problem loan management by selling several nonperforming loans. Through these loan sales, the Company was able to reduce its level of nonperformers in the asbestos-related and agribusiness industries. Write-downs associated with the three largest nonperforming loan sales totaled $14.6 million and were the main cause of higher second quarter 2001 net charge-offs. The second quarter 2001 net charge-off ratio was 0.22%, up from 0.16% for the same period last year. Management's expectation is for slightly higher net charge-offs for the second half of the year.

At June 30, 2001, SunTrust's allowance for loan losses totaled $866.1 million, or 1.26% of quarter-end loans and 210.6% of total nonperforming loans. These figures were $874.5 million, 1.22% and 309.6%, respectively at June 30, 2000. The allowance to quarter-end loans ratio increased from the second quarter of 2000 due to lower outstanding loans at the end of the most recent period. As a result of the sale of the assets and liabilities of SunTrust Credit Corporation, the Company transferred $6.7 million in allowance for loan losses related to approximately $390.1 million in loans that were sold. The quarter to quarter decrease in the allowance to nonperforming loan ratio was the result of a 45.5% growth in nonperforming loans.


Summary of Loan Loss Experience                                                                                        Table 5
(Dollars in millions)
                                                                              Quarters
                                         -------------------------------------------------------------------------------------
                                                     2001                                          2000
                                         -------------------------------   ---------------------------------------------------
                                                2                 1                 4                  3                2
                                         -------------    --------------   ----------------    --------------   --------------
Allowance for Loan Losses
  Balances - beginning of quarter          $    872.0        $    874.5         $    874.5        $    874.5       $    874.0
  Allowance from acquisitions and
     other activity - net                        (6.7)             (3.5)              (0.1)                -                -
  Provision for loan losses                      39.6              67.3               53.5              30.5             27.7

  Charge-offs:
      Commercial                                (30.5)            (56.8)             (47.0)            (28.7)           (23.5)
      Real estate:
        Construction                              0.5              (0.6)                 -                 -             (0.1)
        Residential mortgages                    (3.6)             (2.3)              (1.8)             (1.6)            (2.2)
        Other                                     0.2              (1.0)              (1.0)             (1.2)            (0.9)
      Business credit card                       (0.4)             (0.5)              (1.6)             (1.7)            (0.9)
      Consumer loans                            (19.4)            (18.2)             (15.7)            (13.9)           (12.6)
                                         -------------    --------------   ----------------    --------------   --------------
      Total charge-offs                         (53.2)            (79.4)             (67.1)            (47.1)           (40.2)
                                         -------------    --------------   ----------------    --------------   --------------

  Recoveries:
      Commercial                                  7.8               4.6                4.9               8.5              4.6
      Real estate:
        Construction                              0.1               0.2                  -               0.3                -
        Residential mortgages                     0.5               0.5                1.1               0.9              0.7
        Other                                    (0.6)              1.4                1.3               0.6              0.2
      Business credit card                        0.5               0.4                0.5               0.5              0.6
      Consumer loans                              6.1               6.0                5.9               5.8              6.9
                                         -------------    --------------   ----------------    --------------   --------------
      Total recoveries                           14.4              13.1               13.7              16.6             13.0
                                         -------------    --------------   ----------------    --------------   --------------
      Net charge-offs                           (38.8)            (66.3)             (53.4)            (30.5)           (27.2)
                                         --------------    --------------   ----------------    --------------   --------------
  Balance - end of quarter                 $    866.1        $    872.0         $    874.5        $    874.5       $    874.5
                                         =============    ==============   ================    ==============   ==============

Quarter-end loans outstanding              $ 68,938.2        $ 70,360.1         $ 72,239.8        $ 72,113.6       $ 71,450.4
Average loans                                69,900.5          71,654.4           71,774.6          71,506.9         69,830.6

Allowance to quarter-end loans                   1.26 %            1.24 %             1.21 %            1.21 %           1.22 %
Allowance to nonperforming loans                210.6             250.1              215.8             229.6            309.6
Net charge-offs to average loans
  (annualized)                                   0.22              0.38               0.30              0.17             0.16
Provision to average loans (annualized)          0.23              0.38               0.30              0.17             0.16
Recoveries to total charge-offs                  27.1              16.5               20.4              35.2             32.3



Nonperforming Assets                                                                                Table 6
(Dollars in millions)

                                                  2001                                 2000
                                         --------------------         -------------------------------------
                                         June 30     March 31         December 31   September 30    June 30
                                         -------     --------         -----------   ------------    -------
Nonperforming Assets
  Nonaccrual loans:
      Commercial                         $ 292.9      $ 210.5           $ 273.6        $ 270.4      $ 149.1
      Real Estate:
        Construction                         2.3          2.1               2.2            2.5          1.8
        Residential mortgages               56.6         83.3              81.8           65.1         75.6
        Other                               38.2         32.8              29.0           23.9         27.4
      Consumer loans                        21.1         20.0              18.7           19.0         28.6
                                         -------     --------         -----------   ------------  ---------
          Total nonaccrual loans           411.1        348.7             405.3          380.9        282.5
  Restructured loans                           -            -                 -              -            -
                                         -------     --------         -----------   ------------  ---------
          Total nonperforming loans        411.1        348.7             405.3          380.9        282.5
  Other real estate owned                   20.3         20.6              23.0           23.6         23.2
                                         -------     --------         -----------   ------------  ---------
    Total nonperforming assets           $ 431.4      $ 369.3           $ 428.3        $ 404.5      $ 305.7
                                         =======     ========         ===========   ============  =========


  Ratios:
    Nonperforming loans to total loans      0.60 %       0.50 %            0.56 %         0.53 %       0.40 %
    Nonperforming assets to total loans
      plus other real estate owned          0.63         0.52              0.59           0.56         0.43

Accruing Loans Past Due
  90 Days or More                        $ 211.8      $ 223.7           $ 181.2        $ 150.8      $ 189.4




Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, restructured loans and other real estate owned, increased $125.7 million, or 41.1%, from June 30, 2000 to June 30, 2001. Much of the increase can be attributed to the continued economic slowdown that has occurred in a diverse mix of industries, including textiles, agribusiness and transportation, along with companies impacted by asbestos litigation. The economic slowdown has led to an increase in several large corporations declaring bankruptcy this year. The increase in nonperforming loans from the quarter-ended March 31, 2001 is primarily due to the bankruptcies of two borrowers during the second quarter of 2001 totaling $100.9 million, partially offset by the sales of nonperforming loans. Given the continued weakness in the economy, management anticipates modest increases in nonperforming assets during the remainder of the year.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first six months of 2001, this amounted to $9.4 million. Interest income of $12.2 million would have been recorded if all nonaccrual and restructured loans had been accruing interest according to their original contract terms.


Loan Portfolio by Types of Loans                                                                        Table 7
(In millions)

                                       2001                                        2000
                         -------------------------------    ---------------------------------------------------
                           June 30          March 31         December 31       September 30        June 30
                         -------------    --------------    ---------------   ---------------   ---------------
Commercial                 $ 29,156.1        $ 30,583.3         $ 30,781.1        $ 30,821.6        $ 30,209.5
Real estate:
  Construction                3,773.5           3,631.0            2,966.1           2,884.3           2,647.2
  Residential mortgages      17,536.8          17,706.6           19,953.0          20,557.4          20,295.0
  Other                       7,761.4           7,693.9            8,121.4           7,960.6           7,851.5
Business credit card             86.2              82.6               76.8              79.3              75.4
Consumer loans               10,624.2          10,662.7           10,341.4           9,810.4          10,371.8
                         -------------    --------------    ---------------   ---------------   ---------------
  Total loans              $ 68,938.2        $ 70,360.1         $ 72,239.8        $ 72,113.6        $ 71,450.4
                         =============    ==============    ===============   ===============   ===============


Loans. Total loans at June 30, 2001 were $68.9 billion, a decrease of $2.6 billion or 3.6% from June 30, 2000. The Company recorded a decline in commercial loans, down 3.5% from June 30, 2000, while recognizing significant loan growth in its real estate construction portfolio, up 42.5% primarily in commercial construction. Residential real estate declined 13.6% from June 30, 2000 due to the Company's securitizations of $2.8 billion in residential mortgages in the fourth quarter of 2000 and first quarter of 2001. Of the $17.5 billion in residential mortgages at June 30, 2001, $2.3 billion were home equity loans, which demonstrated growth of 11.6% over the last twelve months.

Income Taxes. The provision for income taxes was $177.3 million and $360.5 million for the second quarter and first six months of 2001 compared to $148.1 million and $321.5 million in the same periods last year, respectively. The effective tax rate was 35% for the six months ended June 30, 2001 and 2000. In addition to the second quarter of 2001 provision, the Company recorded an income tax benefit of $9.6 million related to the early extinguishment of debt. The extraordinary loss on the consolidated financial statements is shown net of this amount.

Securities available for sale. The investment portfolio is managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. At June 30, 2001, approximately 2% of the portfolio consisted of U.S. Treasury securities, 12% U.S. government agency securities, 55% mortgage-backed securities, 11% asset-backed securities, 13% corporate bonds, 3% municipal securities and 4% other securities. Most of SunTrust's holdings in mortgage-backed securities are backed by U.S. government or federal agency guarantees thus limiting the credit risk associated with the mortgage loans.

During the second quarter of 2001, the Company repositioned the balance sheet resulting in a realized securities gain of $27.4 million. This gain was fully offset by a $27.4 million loss from the early extinguishment of higher cost debt, allowing the Company to reduce future interest expense and lengthen the average maturity of its market borrowings. In conjunction with the balance sheet repositioning during the second quarter of 2001, the Company reduced market risk by shrinking the investment portfolio's size and shortening its average life. The portfolio size decreased by $1.7 billion, on an amortized cost basis, from March 31, 2001 to June 30, 2001 and the average life shortened from 4.8 years to
4.2 years over the same period. The average portfolio yield decreased from 6.92% in the first quarter of 2001 to 6.70% in the second quarter of 2001, primarily from lower reinvestment rates.

The carrying value of the securities portfolio, all of which is classified as "Securities available for sale" reflected $2.6 billion in net unrealized gains at June 30, 2001, including a $2.2 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company. The unrealized market gain on the investment portfolio, excluding the Company's investment in the common stock of The Coca-Cola Company, improved by $45.2 million from March 31, 2001 to June 30, 2001. The market value of the common stock of The Coca-Cola Company decreased $7.7 million during the second quarter of 2001, which did not affect the net income of SunTrust, but was included in comprehensive income.

Liquidity Management. Liquidity is managed to ensure there is sufficient funding to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable core deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position.

Funding sources primarily include customer-based core deposits, but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, accounted for 62% of the funding base on average for the second quarter of 2001 compared to 60% in the first quarter of 2001 and 62% in the second quarter of 2000. Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale domestic and foreign deposits, other short term borrowings and long term debt, were $30.6 billion at June 30, 2001, compared with $34.3 billion at March 31, 2001 and $32.3 billion at June 30, 2000. Cash flows from operations are also a significant source of liquidity. Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan losses, and deferred tax items.

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

During the second quarter of 2001, the Company reduced reliance on shorter-term purchased funds by issuing longer-term large CD's. The Company also extended Federal Home Loan Bank advance maturities through the early extinguishment of shorter-term advances and replacing them with longer-term advances. This was done in conjunction with the investment portfolio repositioning that took place in the second quarter of 2001, as described under Securities Available for Sale.

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

Derivatives. Derivative financial instruments, such as interest rate swaps, options, caps, floors, futures, forward contracts and credit derivatives, are components of the Company's risk management profile. The Company also enters into derivative instruments as a service to banking customers. Where contracts have been created for customers, the Company generally enters into offsetting positions to eliminate the Company's exposure to market risk.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. Prior to the adoption of SFAS 133, certain interest rate swaps were classified as hedges and recorded in the margin using the accrual method of accounting. The related market value of the derivative was accounted for off-balance sheet. These interest rate swap accruals increased net interest income by $0.1 million in the first six months of 2000. On January 1, 2001, the Company adopted SFAS 133. Accordingly, all derivatives are recorded in the financial statements at fair value.

Certain derivatives are classified as trading assets and liabilities. Additional trading income of $0.1 million and $3.0 million was recorded in the second quarter and first six months of 2001, respectively, to adjust the value of these interest rate swaps to their current market value.

The following table shows the derivative instruments entered into by the Company as an end-user.




Derivative Instruments                                                                                                Table 8
(Dollars in thousands)
                                                                   As of June 30, 2001
                                     ----------------------------------------------------------------------------------------
                                                                                               Estimated Fair Value
                                                                                       --------------------------------------
                                                    Weighted
                                                    Average      Average
                                     Notional       Maturity     Received     Average    Unrealized   Unrealized
                                     Balance        In Months     Rate        Pay Rate     Gains       Losses         Net
                                     ----------------------------------------------------------------------------------------
Mortgage Lending Commitments
   Forward Contracts                 $ 4,375,329        2            -   %        -  %     $    38   $ (21,552)    $ (21,514)
   Interest Rate Lock Commitments      2,408,858        2            -            -          3,021      (3,568)         (547)
   Option Contracts                       40,000        2         5.00  (1)       -            194           -           194
                                     ------------                                       --------------------------------------
Total Mortgage Related Derivatives     6,824,187                                             3,253     (25,120)      (21,867)
Foreign Currency
   Forward Contracts                   1,263,707        7            -            -         15,600     (14,505)        1,095
Interest Rate Swaps                    4,932,262       30         4.55         5.39         41,231     (52,494)      (11,263)
Interest Rate Caps/Floors                750,000       15         5.11  (1)       -          4,325           -         4,325
Futures Contracts                        170,000       15            -            -             62        (164)         (102)
Euro Dollar Options                      400,000       15            -            -            125         (88)           37
Equity Collar                             56,081       21  (2)       -            -              -      (3,593)       (3,593)
Credit Derivatives                        54,250       40            -            -              -           -             -
                                     ------------                                                                ------------
   Total Derivatives                 $14,450,487                                                                   $ (31,368)
                                     ============                                                                ============


(1)  Average option strike price.
(2)  Option expiration.


Capital Ratios                                                                                               Table 9
(Dollars in millions)
                                                     2001                                  2000
                                         -------------------------      ---------------------------------------------
                                           June 30      March 31        December 31     September 30        June 30
                                         ----------    -----------      ------------    ------------       ----------
Tier 1 capital                           $ 6,906.6     $ 6,760.5         $ 6,850.6        $ 6,677.4        $ 6,648.7
Total capital                             10,652.0      10,507.1          10,488.9         10,216.1         10,342.7
Risk-weighted assets                      97,005.9      98,690.0          96,656.7         95,183.9         95,571.5
Risk-based ratios:
  Tier 1 capital                              7.12 %        6.85 %            7.09 %           7.02 %           6.95 %
  Total capital                              10.98         10.65             10.85            10.73            10.82
Tier 1 leverage ratio                         6.90          6.77              6.98             6.92             7.00
Total shareholders' equity to assets          7.81          7.55              7.95             7.64             7.58


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

On February 8, 2000, the Board of Directors authorized the purchase of up to 12 million shares of SunTrust common stock. As of December 31, 2000, 10.1 million shares had been purchased under this authorization. On August 8, 2000, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock (including 1.9 million shares still remaining unpurchased under the authorization to purchase shares of February 8, 2000). As of June 30, 2001, the Company had purchased 8.2 million shares of common stock under the August 8, 2000 authorization.

On June 13, 2001, the Board of Directors authorized the purchase of up to 5 million shares of SunTrust common stock. This authorization was in addition to the 1.8 million shares remaining under the August 8, 2000 authorization to purchase shares.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K
         None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of August, 2001.


                              SunTrust Banks, Inc.
                              --------------------
                                  (Registrant)



                         /s/ William P. O'Halloran
                         ------------------------------------
                              William P. O'Halloran
                         Senior Vice President and Controller
                           (Chief Accounting Officer)