Form 10-Q
period 2001-09-30
SUNTRUST BANKS INC
filed 2001-11-14
CIK 750556

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the Quarterly Period Ended September 30, 2001
                -------------------------------------------------
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

                               Yes   X     No
                                    ----      -----
At October 31, 2001, 288,814,992 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

================================================================================

                               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                             Page

     Item 1. Financial Statements (Unaudited)
             Consolidated Statements of Income                             3
             Consolidated Balance Sheets                                   4
             Consolidated Statements of Cash Flows                         5
             Consolidated Statements of Shareholders' Equity               6
             Notes to Consolidated Financial Statements                  7-13

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              14-28

     Item 3. Quantitative and Qualitative Disclosures About Market Risk   28

PART II OTHER INFORMATION

     Item 1. Legal Proceedings                                            29

     Item 2. Changes in Securities                                        29

     Item 3. Defaults Upon Senior Securities                              29

     Item 4. Submission of Matters to a Vote of Security Holders          29

     Item 5. Other Information                                            29

     Item 6. Exhibits and Reports on Form 8-K                             29

SIGNATURES                                                                29



                        PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year 2001.

                        Consolidated Statements of Income
                        ---------------------------------

                                                                       Three Months                          Nine Months
                                                                    Ended September 30                    Ended September 30
                                                            -----------------------------------    ---------------------------------
(Dollars in thousands except per share data) (Unaudited)          2001               2000                2001              2000
                                                            ----------------   ----------------    ---------------   ---------------
Interest Income

  Interest and fees on loans                                   $  1,173,182       $  1,455,601       $  3,841,287      $  4,129,504
  Interest and fees on loans held for sale                           57,466             28,462            145,954            77,291
  Interest and dividends on securities available for sale
    Taxable interest                                                231,374            224,364            745,180           679,896
    Tax-exempt interest                                               7,173              6,334             21,809            19,661
    Dividends (1)                                                    17,548             15,549             51,907            50,321
  Interest on funds sold                                             11,601             26,636             43,904            70,479
  Interest on deposits in other banks                                 3,258                138              4,464               705
  Other interest                                                      8,342              7,132             33,971            19,237
                                                               ------------       ------------       ------------      ------------
      Total interest income                                       1,509,944          1,764,216          4,888,476         5,047,094
                                                               ------------       ------------       ------------      ------------
Interest Expense

  Interest on deposits                                              417,337            651,536          1,486,464         1,796,753
  Interest on funds purchased                                        84,812            176,278            365,126           473,672
  Interest on other short-term borrowings                            14,596             22,123             54,617            66,742
  Interest on long-term debt                                        189,370            142,829            549,680           386,854
                                                               ------------       ------------       ------------      ------------
      Total interest expense                                        706,115            992,766          2,455,887         2,724,021
                                                               ------------       ------------       ------------      ------------
Net Interest Income                                                 803,829            771,450          2,432,589         2,323,073
Provision for loan losses                                            80,157             30,540            187,072            80,525
                                                               ------------       ------------       ------------      ------------
Net interest income after provision for loan losses                 723,672            740,910          2,245,517         2,242,548
                                                               ------------       ------------       ------------      ------------
Noninterest Income

  Trust and investment management income                            119,786            120,184            368,880           372,538
  Service charges on deposit accounts                               129,142            116,875            374,753           340,730
  Other charges and fees                                             61,316             56,291            174,386           155,800
  Mortgage production related income                                 43,058             23,809            127,755            62,975
  Mortgage servicing related income                                     829              7,906              4,868            23,319
  Credit card and other fees                                         28,655             24,250             84,211            70,719
  Retail investment services                                         26,802             24,022             78,845            85,370
  Investment banking income                                          33,422             35,972             66,925            90,964
  Trading account profits and commissions                            30,048              4,924             84,637            15,495
  Other noninterest income                                           41,183             33,586            111,867           102,338
  Securities gains (losses)                                          36,161               (586)           121,006             7,807
                                                               ------------       ------------       ------------      ------------
      Total noninterest income                                      550,402            447,233          1,598,133         1,328,055
                                                               ------------       ------------       ------------      ------------
Noninterest Expense

  Salaries and other compensation                                   401,846            361,411          1,161,342         1,097,747
  Employee benefits                                                  45,527             39,488            150,608           137,823
  Net occupancy expense                                              55,080             51,915            156,862           151,865
  Equipment expense                                                  49,907             47,191            138,796           149,496
  Outside processing and software                                    51,639             42,385            142,122           128,384
  Marketing and customer development                                 25,320             25,315             71,308            75,472
  Merger-related expenses                                                 -              8,255                  -            40,071
  Amortization of intangible assets                                   8,413              8,889             37,697            26,660
  Other noninterest expense                                         139,080            121,721            424,612           323,151
                                                               ------------       ------------       ------------      ------------
      Total noninterest expense                                     776,812            706,570          2,283,347         2,130,669
                                                               ------------       ------------       ------------      ------------
Income before provision for income taxes and
   extraordinary loss                                               497,262            481,573          1,560,303         1,439,934
Provision for income taxes                                          163,118            154,753            523,664           476,206
                                                               ------------       ------------       ------------      ------------
Income before extraordinary loss                                    334,144            326,820          1,036,639           963,728
Extraordinary loss, net of taxes                                          -                  -             17,824                 -
                                                               ------------       ------------       ------------      ------------
      Net Income                                               $    334,144       $    326,820       $  1,018,815      $    963,728
                                                               ============       ============       ============      ============

Average common shares - diluted                                 289,601,031        298,558,479        292,347,478       302,464,897
Average common shares - basic                                   285,570,284        295,574,838        288,394,870       299,326,891
Net income per average common share - diluted
  Income before extraordinary loss                             $       1.15       $       1.10       $       3.54      $       3.19
  Extraordinary loss, net of taxes                                        -                  -               0.06                 -
                                                               ------------       ------------       ------------      ------------
  Net income                                                   $       1.15       $       1.10       $       3.48      $       3.19
                                                               ============       ============       ============      ============
Net income per average common share - basic
  Income before extraordinary loss                             $       1.17       $       1.11       $       3.59      $       3.22
  Extraordinary loss, net of taxes                                        -                  -               0.06                 -
                                                               ------------       ------------       ------------      ------------
  Net income                                                   $       1.17       $       1.11       $       3.53      $       3.22
                                                               ============       ============       ============      ============
(1) Includes dividends on common stock of
      The Coca-Cola Company                                           8,688              8,205             26,064            24,616

See notes to consolidated financial statements

                           Consolidated Balance Sheets
                           ---------------------------

                                                                        September 30         December 31          September 30
(Dollars in thousands) (Unaudited)                                          2001                 2000                 2000
                                                                      -----------------    -----------------    -----------------
Assets

  Cash and due from banks                                                $   3,608,003        $   4,110,489        $   3,200,930
  Interest-bearing deposits in other banks                                     104,627               13,835               10,410
  Trading account                                                            1,550,883            1,105,848              913,787
  Securities available for sale (1)                                         18,493,304           18,810,311           17,098,832
  Funds sold                                                                 1,415,846            1,267,028            1,427,318
  Loans held for sale                                                        3,254,854            1,759,281            1,495,836

  Loans                                                                     69,630,249           72,239,820           72,113,649
  Allowance for loan losses                                                   (866,353)            (874,547)            (874,490)
                                                                         -------------        -------------        -------------
      Net loans                                                             68,763,896           71,365,273           71,239,159

  Premises and equipment                                                     1,589,726            1,629,071            1,618,907
  Intangible assets                                                            858,073              810,860              812,079
  Customers' acceptance liability                                               64,468              184,157              177,504
  Other assets                                                               3,558,355            2,604,221            2,719,990
                                                                         -------------        -------------        -------------
      Total assets                                                       $ 103,262,035        $ 103,660,374        $ 100,714,752
                                                                         =============        =============        =============

Liabilities and Shareholders' Equity

  Noninterest-bearing deposits                                           $  13,023,697        $  15,064,017        $  13,060,887
  Interest-bearing consumer and commercial deposits                         44,192,944           41,572,310           40,448,398
                                                                         -------------        -------------        -------------
      Total consumer and commercial deposits                                57,216,641           56,636,327           53,509,285
  Brokered deposits                                                          2,544,652            3,179,100            4,488,000
  Foreign deposits                                                           3,364,761            9,717,910           11,155,585
                                                                         -------------        -------------        -------------
     Total deposits                                                         63,126,054           69,533,337           69,152,870

  Funds purchased                                                           10,242,725           10,895,944            9,301,754
  Other short-term borrowings                                                2,924,641            1,761,985            2,019,907
  Long-term debt                                                            12,293,390            7,895,430            7,284,903
  Guaranteed preferred beneficial interests in debentures                    1,050,000            1,050,000            1,050,000
  Acceptances outstanding                                                       64,468              184,157              177,504
  Other liabilities                                                          5,360,858            4,100,313            4,030,011
                                                                         -------------        -------------        -------------
      Total liabilities                                                     95,062,136           95,421,166           93,016,949
                                                                         -------------        -------------        -------------

  Preferred stock, no par value; 50,000,000 shares
    authorized; none issued                                                        -                    -                    -
  Common stock, $1.00 par value                                                294,163              323,163              323,163
  Additional paid in capital                                                 1,262,518            1,274,416            1,269,792
  Retained earnings                                                          5,238,398            6,312,044            6,090,868
  Treasury stock and other                                                    (316,709)          (1,613,189)          (1,551,714)
                                                                         -------------        -------------        -------------
      Realized shareholders' equity                                          6,478,370            6,296,434            6,132,109
  Accumulated other comprehensive income                                     1,721,529            1,942,774            1,565,694
                                                                         -------------        -------------        -------------
      Total shareholders' equity                                             8,199,899            8,239,208            7,697,803
                                                                         -------------        -------------        -------------
      Total liabilities and shareholders' equity                         $ 103,262,035        $ 103,660,374        $ 100,714,752
                                                                         =============        =============        =============

Common shares outstanding                                                  288,741,890          296,266,329          297,791,574
Common shares authorized                                                   750,000,000          750,000,000          750,000,000
Treasury shares of common stock                                              5,420,867           26,896,428           25,371,183

(1) Includes net unrealized gains on securities available for sale       $   2,761,050        $   3,048,313        $   2,461,858

See notes to consolidated financial statements

                      Consolidated Statements of Cash Flows
                      -------------------------------------

                                                                                             Nine Months Ended
                                                                                                September 30
                                                                              -------------------------------------------------
(Dollars in thousands) (Unaudited)                                                     2001                       2000
                                                                              -----------------------      --------------------
Cash flows from operating activities:

  Net income                                                                            $  1,018,815               $   963,728
  Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Extraordinary loss on early extinguishment of debt, net of taxes                        17,824                         -
      Depreciation, amortization and accretion                                               260,841                   225,334
      Provisions for loan losses and foreclosed property                                     187,350                    80,812
      Amortization of compensation element of restricted stock                                 4,027                     6,654
      Securities gains                                                                      (121,006)                   (7,807)
      Net gain on sale of assets                                                              (6,025)                   (9,511)
      Originated loans held for sale                                                     (14,862,981)               (7,004,124)
      Sales of loans held for sale                                                        13,367,408                 7,040,074
      Net increase in accrued interest receivable,
        prepaid expenses and other assets                                                 (1,721,510)               (1,383,964)
      Net increase in accrued interest payable,
        accrued expenses and other liabilities                                             1,326,561                   647,772
                                                                                      ---------------            --------------
        Net cash (used in) provided by operating activities                                 (528,696)              $   558,968
                                                                                      ---------------            --------------

Cash flows from investing activities:

  Proceeds from maturities of securities available for sale                                2,175,430                 1,760,361
  Proceeds from sales of securities available for sale                                     4,404,963                   857,153
  Purchases of securities available for sale                                              (4,539,749)               (1,470,717)
  Net increase in loans                                                                      (91,078)               (6,422,266)
  Proceeds from sale of loans                                                                667,734                   238,566
  Capital expenditures                                                                       (60,691)                  (96,677)
  Proceeds from the sale of other assets                                                      28,370                    30,330
  Loan recoveries                                                                             39,457                    45,255
                                                                                      ---------------            --------------
    Net cash provided by (used in) investing activities                                    2,624,436                (5,057,995)
                                                                                      ---------------            --------------

Cash flows from financing activities:

  Net (decrease) increase in deposits                                                     (6,407,283)                9,052,341
  Net increase (decrease) in funds purchased
   and other short-term borrowings                                                           509,437                (6,849,266)
  Proceeds from the issuance of long-term debt                                             6,413,281                 3,440,444
  Repayment of long-term debt                                                             (2,033,145)               (1,122,887)
  Proceeds from the exercise of stock options                                                 16,187                     8,584
  Proceeds from stock issuance                                                                17,497                    18,579
  Proceeds used in the acquisition of stock                                                 (526,230)                 (595,265)
  Dividends paid                                                                            (348,360)                 (334,211)
                                                                                      ---------------            --------------
    Net cash (used in) provided by financing activities                                   (2,358,616)                3,618,319
                                                                                      ---------------            --------------
Net decrease in cash and cash equivalents                                                   (262,876)                 (880,708)
Cash and cash equivalents at beginning of year                                             5,391,352                 5,519,366
                                                                                      ---------------            --------------
Cash and cash equivalents at end of period                                              $  5,128,476               $ 4,638,658
                                                                                      ===============            ==============

Supplemental Disclosure

Interest paid                                                                           $  2,512,141               $ 2,622,071
Income taxes paid                                                                            117,646                   432,938
Non-cash impact of securitizing loans                                                      1,903,518                         -
Non-cash impact of STAR Systems Inc. sale                                                     52,919                         -

See notes to consolidated financial statements

                Consolidated Statements of Shareholders' Equity
                -----------------------------------------------

                                                                                                       Accumulated
                                                          Additional                     Treasury         Other
                                              Common       Paid in        Retained       Stock and    Comprehensive
(Dollars in thousands) (Unaudited)            Stock        Capital        Earnings        Other*          Income         Total
                                              --------------------------------------------------------------------------------------
Balance, January 1, 2000                      $ 323,163    $ 1,293,387    $ 5,461,351    $ (1,013,861)   $ 1,562,822    $ 7,626,862
Net income                                            -              -        963,728               -              -        963,728
Other comprehensive income:
Change in unrealized gains (losses) on
   securities, net of taxes                           -              -              -               -          2,872          2,872
                                                                                                                     ---------------
Total comprehensive income                                                                                                  966,600
Cash dividends declared, $1.11 per share              -              -       (334,211)              -              -       (334,211)
Exercise of stock options                             -        (17,487)             -          26,071              -          8,584
Acquisition of treasury stock                         -              -              -        (595,265)             -       (595,265)
Restricted stock activity                             -           (682)             -             682              -              -
Amortization of compensation element
   of restricted stock                                -              -              -           6,654              -          6,654
Issuance of stock for employee benefit plans          -         (5,426)             -          24,005              -         18,579
                                              --------------------------------------------------------------------------------------
Balance, September 30, 2000                   $ 323,163    $ 1,269,792    $ 6,090,868    $ (1,551,714)   $ 1,565,694    $ 7,697,803
                                              ======================================================================================

Balance, January 1, 2001                      $ 323,163    $ 1,274,416    $ 6,312,044    $ (1,613,189)   $ 1,942,774    $ 8,239,208
Net income                                            -              -      1,018,815               -              -      1,018,815
Other comprehensive income:
Adoption of SFAS No. 133                              -              -              -               -        (10,560)       (10,560)
Change in unrealized gains (losses) on
   derivatives, net of taxes                          -              -              -               -        (62,602)       (62,602)
Change in unrealized gains (losses) on
   securities, net of taxes                           -              -              -               -       (148,083)      (148,083)
                                                                                                                     ---------------
Total comprehensive income                                                                                                  797,570
Cash dividends declared, $1.20 per share              -              -       (348,360)              -              -       (348,360)
Exercise of stock options                             -        (12,528)             -          28,715              -         16,187
Acquisition of treasury stock                         -              -              -        (526,230)             -       (526,230)
Retirement of treasury stock                    (29,000)             -     (1,744,101)      1,773,101              -              -
Restricted stock activity                             -           (249)             -             249              -              -
Amortization of compensation element
   of restricted stock                                -              -              -           4,027              -          4,027
Issuance of stock for employee benefit plans          -            879              -          16,618              -         17,497
                                              --------------------------------------------------------------------------------------
Balance, September 30, 2001                   $ 294,163    $ 1,262,518    $ 5,238,398      $ (316,709)   $ 1,721,529    $ 8,199,899
                                              ======================================================================================

* Balance at September 30, 2000 includes $1,504,501 for treasury stock and $47,213 for compensation element of restricted stock.
   Balance at September 30, 2001 includes $280,267 for treasury stock and $36,442 for compensation element of restricted stock.

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

Note 2 - Acquisitions
On September 25, 2001, SunTrust entered into a purchase agreement with Huntington Bancshares Incorporated to acquire the Florida banking franchise of Huntington National Bank. The Company will acquire Huntington's retail, small business, commercial, treasury management and investment-related businesses and plans to integrate the franchise into its existing Florida banking organization. This transaction is expected to close in February of 2002, at which time the final purchase price will be determined.

On July 27, 2001, SunTrust completed an agreement to purchase the institutional business of The Robinson-Humphrey Company, LLC from Citigroup's Salomon Smith Barney unit for approximately $11.9 million in cash. The acquisition did not have a material effect on the consolidated financial statements.

On May 14, 2001, SunTrust announced a proposal to acquire Wachovia Corporation. The proposal was subsequently withdrawn following Wachovia shareholders' proxy vote on August 3, 2001 approving a merger with First Union Corporation. During the third quarter of 2001, SunTrust recorded $20.2 million of net-of-tax expenses, or $.07 per diluted share, related to the proposed Wachovia merger.

On March 28, 2001, the Company acquired Asset Management Advisors Holdings, Inc., a Jupiter, Florida based specialized wealth management firm. The acquisition was accounted for as a purchase with $22.0 million of cash tendered as consideration. The acquisition did not have a material effect on the consolidated financial statements.

Note 3 - Recent Accounting Developments
In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. Additionally, SFAS 141 enhances the disclosures related to business combinations and requires that all intangible assets acquired in a business combination be reported separately from goodwill. These intangible assets must then be assigned to a specifically identified reporting unit and assigned a useful life. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. It does not appear the Statement will have a material impact on the Company's financial position or results of operations.

SFAS 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a two step fair-value based test. Additionally, SFAS 142 enhances the disclosures related to goodwill and intangible assets. SunTrust will adopt SFAS 142, in its entirety, effective January 1, 2002. Goodwill currently carried on the balance sheet will be subject to an initial assessment for impairment to be completed by the second quarter of 2002. Year-to-date

      ------------------------------------------------------------------

September 30, 2001 earnings included net-of-tax amortization of goodwill totaling $29.2 million. SunTrust is in the process of evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

Note 4 - Guaranteed Preferred Beneficial Interests in Debentures
SunTrust has established special purpose trusts, which collectively have issued $1,050 million in trust preferred securities as of September 30, 2001 and an additional $300 million in October of 2001. The proceeds from these issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested in junior subordinated deferrable interest debentures of SunTrust. The sole assets of these special purpose trusts are the debentures. These debentures rank junior to the senior and subordinated debt of the issuing company. SunTrust owns all of the common securities of the special purpose trusts. The preferred securities issued by the trusts rank senior to the trusts' common securities. The Company's obligations under the debentures, the indentures, the relevant trust agreements and the guarantees, in the aggregate, constitute a full and unconditional guarantee by SunTrust of the obligations of the trusts under the trust preferred securities and rank subordinate and junior in right of payment to all liabilities of the Company. The trust preferred securities may be called prior to maturity at the option of SunTrust.

Note 5 - Loan Securitizations
During the first quarter of 2001, SunTrust transferred $1,903 million of single family mortgages to securities available for sale in two securitization transactions. These securities are maintained in the Company's available for sale securities portfolio at fair market value based on quoted market prices. There were no additional loan securization transactions during the second or third quarter of 2001.

Note 6 - Extraordinary Loss
During the second quarter of 2001, the Company recorded an extraordinary loss of $17.8 million, net of taxes of $9.6 million, for the early extinguishment of $1.3 billion in long-term debt.

Note 7 - Comprehensive Income
The Company's comprehensive income, which includes certain transactions and other economic events that bypass the income statement, consists of net income, unrealized gains and losses on securities available for sale and the impact of cash flow hedges, net of income taxes.

       ------------------------------------------------------------------

Comprehensive income for the nine months ended September 30, 2001 and 2000 is calculated as follows:
(Dollars in thousands)

                                                                              2001                 2000
                                                                              ----                 ----
Unrealized (loss) gain on available for sale securities, net, recognized in other comprehensive income:

      Before Income Tax                                                        $ (227,820)          $ (65,847)
      Income Tax                                                                  (79,737)            (68,719)
                                                                               ----------           ---------
      Net of Income Tax                                                        $ (148,083)          $   2,872
                                                                               ===========          =========

Amounts reported in net income:
   Gain on sale of securities                                                  $  121,006           $   7,807
   Net (accretion) amortization                                                   (11,310)            (11,327)
                                                                               ----------           ---------
   Reclassification adjustment                                                    109,696              (3,520)
   Income tax (expense) benefit                                                   (38,394)              3,674
                                                                               ----------           ---------
   Reclassification adjustment, net of tax                                     $   71,302           $     154
                                                                               ===========          =========

   Unrealized loss on available for sale securities
    arising during period, net of tax                                          $  (76,781)          $   3,026
    Reclassification adjustment, net of tax                                       (71,302)               (154)
                                                                               ----------           ---------
      Net unrealized (loss) gain on available for sale securities
         recognized in other comprehensive income                              $ (148,083)          $   2,872
                                                                               ===========          =========

Unrealized loss on derivative financial instruments, net, recognized in other comprehensive income:

      Before Income Tax                                                        $ (112,557)          $       -
      Income Tax                                                                   39,395                   -
                                                                               ----------           ---------
      Net of Income Tax                                                        $  (73,162)          $       -
                                                                               ===========          =========

Cumulative effect of change in accounting principle                            $  (16,246)          $       -
  Income tax benefit                                                                5,686                   -
                                                                               ----------           ---------
  Cumulative effect of change in accounting priniciple,
    net of tax                                                                 $  (10,560)          $       -
                                                                               ===========          =========

  Reclassification of losses from other comprehensive
    income to earnings                                                         $    9,109           $       -
  Income tax expense                                                               (3,188)                  -
                                                                               ----------           ---------
  Reclassification adjustment, net of tax                                      $    5,921           $       -
                                                                               ===========          =========

 Unrealized loss on derivative financial instruments
    arising during period, net of tax                                          $  (68,523)          $       -
 Reclassification adjustment, net of tax                                            5,921                   -
                                                                               ----------           ---------
      Net unrealized loss on derivative instruments
         recognized in other comprehensive income                              $  (62,602)          $       -
                                                                               ===========          =========

Total unrealized (losses) gains recognized in
  other comprehensive income                                                   $ (221,245)          $   2,872
Net income                                                                      1,018,815             963,728
                                                                               ----------           ---------
Total comprehensive income                                                     $  797,570           $ 966,600
                                                                               ===========          =========

       ------------------------------------------------------------------

Note 8 - Earnings Per Share Reconciliation
Net income is the same in the calculation of basic and diluted EPS. Shares of
3.2 million and 4.4 million for the periods ended September 30, 2001 and 2000, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2001 and 2000 is included in the following table.

                        Computation of Per Share Earnings
                      (In thousands, except per share data)

                                                             Three Months                             Nine Months
                                                          Ended September 30                       Ended September 30
                                                 -------------------------------------   ---------------------------------------
                                                       2001                2000                2001                  2000
                                                 ------------------   ----------------   ------------------    -----------------
Diluted
-------
Income before extraordinary loss                         $ 334,144          $ 326,820          $ 1,036,639            $ 963,728
Extraordinary loss, net of taxes                                 -                  -               17,824                    -
                                                         ---------          ---------          -----------            ---------
Net income                                               $ 334,144          $ 326,820          $ 1,018,815            $ 963,728
                                                         ---------          ---------          -----------            ---------

Average common shares outstanding                          285,570            295,575              288,395              299,327
Effect of dilutive securities:
     Stock options                                           2,103              1,158                2,054                1,339
     Performance restricted stock                            1,928              1,825                1,898                1,799
                                                         ---------          ---------          -----------            ---------
Average diluted common shares                              289,601            298,558              292,347              302,465
                                                         ---------          ---------          -----------            ---------

Earnings per common share - diluted:

    Income before extraordinary loss                     $    1.15          $    1.10          $      3.54            $    3.19
    Extraordinary loss                                           -                  -                 0.06                    -
                                                         ---------          ---------          -----------            ---------
    Net income                                           $    1.15          $    1.10          $      3.48            $    3.19
                                                         =========          =========          ===========            =========

Basic
-----
Income before extraordinary loss                         $ 334,144          $ 326,820          $ 1,036,639            $ 963,728
Extraordinary loss, net of taxes                                 -                  -               17,824                    -
                                                         ---------          ---------          -----------            ---------
Net income                                               $ 334,144          $ 326,820          $ 1,018,815            $ 963,728
                                                         ---------          ---------          -----------            ---------

Average common shares                                      285,570            295,575              288,395              299,327
                                                         ---------          ---------          -----------            ---------

Earnings per common share - basic:

    Income before extraordinary loss                     $    1.17          $    1.11          $      3.59            $    3.22
    Extraordinary loss                                           -                  -                 0.06                    -
                                                         ---------          ---------          -----------            ---------
    Net income                                           $    1.17          $    1.11          $      3.53            $    3.22
                                                         =========          =========          ===========            =========

       ------------------------------------------------------------------

Note 9 - Business Segment Reporting
The Company's prior business segment disclosures have been aligned with its geographic regions as defined by its former multiple bank charters. During 2000, as a result of the consolidation of its multiple bank charters into a single legal entity, the Company began to redefine its operating model and created a line of business management structure to overlay its former multiple bank management structure. Beginning in January 2001, the Company implemented significant changes to its internal management reporting system to begin to measure and manage certain business activities by line of business. The Lines of Business are defined as follows:

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

The Company is currently in the process of building and implementing further enhancements to its internal management reporting system which are expected to be implemented throughout 2001 and 2002. Once complete, the activities reported for each Line of Business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced interest income, net of credit risk premiums; direct non-interest income; internal credit transfers between Lines of Business for supportive business services; and fully absorbed expenses. The internal management reporting system and the business segment disclosures for each Line of Business do not currently include attributed economic capital, nor fully absorbed expenses. Any amounts not currently reported in each Line of Business segment are reported in the Corporate/Other segment. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment.

Due to the significant nature of the changes implemented to the internal management reporting system in 2001, it is not practical to conform prior year financial data for the new business segments nor current year financial data for the prior business segments for reporting. Therefore, the financial data is only presented on a year-to-date basis and is not comparable to segment data presented in previous filings.

       ------------------------------------------------------------------

The following table discloses selected financial information for SunTrust's new reportable business segments for the nine months ended September 30, 2001.

                                                                    Nine Months Ended September 30, 2001
                                   ------------------------------------------------------------------------------------------------
                                                               Corporate
                                                                  and                    Private
                                                               Investment                 Client        Corporate/
                                     Retail      Commercial     Banking    Mortgage      Services          Other      Consolidated
                                   ------------------------------------------------------------------------------------------------
Average total assets               20,195,064    19,053,271   21,690,521  19,394,885    1,431,423       20,782,790     102,547,954
Average total liabilities          45,393,318     8,676,665    4,553,073     977,594    1,456,208       33,505,201      94,562,059
Average total equity                        -             -            -           -            -        7,985,895       7,985,895
                                   ------------------------------------------------------------------------------------------------
Net interest revenue (1)            1,232,302       419,958      159,323     167,011       37,730          259,853       2,276,177
Noninterest revenue                   459,388       183,894      324,670     137,646      446,038           46,497       1,598,133
Noninterest expense                   871,861       282,924      272,960     228,368      296,650          330,584       2,283,347
                                   ------------------------------------------------------------------------------------------------
Total contribution before taxes
   and extraordinary loss             819,829       320,928      211,033      76,289      187,118          (24,234)      1,590,963
Provision for income taxes (2)              -             -            -           -            -          554,324         554,324
                                   ------------------------------------------------------------------------------------------------
Income before extraordinary loss      819,829       320,928      211,033      76,289      187,118         (578,558)      1,036,639
Extraordinary loss, net of tax              -             -            -           -            -           17,824          17,824
                                   ------------------------------------------------------------------------------------------------
Net income                            819,829       320,928      211,033      76,289      187,118         (596,382)      1,018,815
                                   ================================================================================================

(1) Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis net of the credit risk premium for the Lines of Business.
(2) Includes regular income tax provision and taxable-equivalent income adjustment reversal of $30,660.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc., the nation's ninth-largest commercial banking organization, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust's principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, Virginia and the District of Columbia. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, commercial equipment leasing, credit-related insurance, asset management, securities brokerage and investment banking services.

SunTrust has 1,128 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,003 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the third quarter of 2001 should be read in conjunction with the financial statements, notes and other information contained in this document. SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the nine months ended September 30, 2001 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

EARNINGS ANALYSIS

SunTrust reported earnings of $334.1 million and $1,018.8 million for the third quarter and first nine months of 2001, an increase of $7.3 million, or 2.2%, and $55.1 million, or 5.7%, compared to $326.8 million and $963.7 million in the same periods last year. In the third quarter and first nine months of 2001, results included $20.2 million in after-tax nonrecurring expenses associated with the Company's proposal to acquire Wachovia. For the third quarter and first nine months of 2000, results included after-tax merger-related charges of $5.4 million and $26.0 million. The following table reconciles reported diluted earnings per share to operating diluted earnings per share for the three and nine months ended of September 30, 2001 and 2000:

                                                     Three Months                  Nine Months
                                                  Ended September 30            Ended September 30
                                               -----------    -----------    -----------   -----------
                                                  2001           2000           2001          2000
                                               -----------    -----------    -----------   -----------
Reported diluted earnings per share                $ 1.15         $ 1.10         $ 3.48        $ 3.19
Merger-related expenses                                 -           0.01              -          0.08
Wachovia proposal expenses                           0.07              -           0.07             -
                                               -----------    -----------    -----------   -----------
Operating earnings per share                       $ 1.22         $ 1.11         $ 3.55        $ 3.27
                                               ===========    ===========    ===========   ===========

Net interest income increased $32.3 million, or 4.1%, and $110.9 million, or 4.7%, from the third quarter and first nine months of 2000 to the third quarter and first nine months of 2001. This was primarily due to lower funding costs as the Federal Reserve decreased the fed funds rate a total of 400 basis points since September 30, 2000.

The loan loss provision increased $49.6 million, or 162.5%, over the third quarter of 2000 and $106.5 million, or 132.3%, over the first nine months of 2000. The increase over the prior year's third quarter was primarily due to increased charge-offs resulting from the continued economic slowdown.

Total noninterest income, excluding securities gains, increased $66.4 million, or 14.8%, over the prior year's third quarter and $156.9 million, or 11.9%, over the first nine months of 2000. Compared to the third quarter of 2000, noninterest income included an increase of $25.1 million, or 510.2%, in trading account profits and commissions, as the Company benefited from fees related to increased customer derivative transactions due to the low interest rate environment. Mortgage production related income continued to show strong growth during the third quarter of 2001 as compared to the same period last year. Mortgage production related income increased $19.2 million, or 80.8%, as the low interest rate environment has led to significant increases in refinancing activity during 2001.

Total noninterest expense, excluding merger-related charges and Wachovia proposal expenses, increased $46.5 million, or 6.7%, over the third quarter of 2000 and $160.7 million, or 7.7%, over the first nine months of 2000. Included in the overall increase was $17.5 million in One Bank initiatives resulting from the continued system integration of customer based systems across the geographic areas served by SunTrust Banks, Inc.


Selected Quarterly Financial Data                                                                                          Table 1
(Dollars in millions except per share data)                                           Quarters
                                                   -------------------------------------------------------------------------------
                                                                         2001                                    2000
                                                   -----------------------------------------------   -----------------------------
                                                         3                2               1               4               3
                                                   ---------------   -------------   -------------   -------------   -------------
Summary of Operations
Interest and dividend income                            $ 1,509.9       $ 1,634.7       $ 1,743.9       $ 1,798.3       $ 1,764.2
Interest expense                                            706.1           810.8           939.0         1,012.9           992.8
                                                        ---------       ---------       ---------       ---------       ---------
Net interest income                                         803.8           823.9           804.9           785.4           771.4
Provision for loan losses                                    80.2            39.6            67.3            53.5            30.5
                                                        ---------       ---------       ---------       ---------       ---------
Net interest income after
  provision for loan losses                                 723.6           784.3           737.6           731.9           740.9
Noninterest income(1)                                       550.4           521.8           525.9           445.6           447.2
Noninterest expense(2)(3)(4)                                776.8           763.8           742.7           697.9           706.6
                                                        ---------       ---------       ---------       ---------       ---------
Income before provision for income
  taxes and extraordinary loss                              497.2           542.3           520.8           479.6           481.5
Provision for income taxes                                  163.1           177.3           183.3           149.2           154.7
                                                        ---------       ---------       ---------       ---------       ---------
Income before extraordinary loss                            334.1           365.0           337.5           330.4           326.8
Extraordinary loss, net of taxes(5)                             -            17.8               -               -               -
                                                        ---------       ---------       ---------       ---------       ---------
Net income                                              $   334.1       $   347.2       $   337.5       $   330.4       $   326.8
                                                        =========       =========       =========       =========       =========
Net interest income (taxable-equivalent)                $   813.9       $   834.1       $   815.2       $   796.1       $   781.5

Per common share
Diluted
  Income before extraordinary loss                      $    1.15       $    1.25       $    1.14       $    1.11       $    1.10
  Extraordinary loss, net of taxes                              -            0.06               -               -               -
                                                        ---------       ---------       ---------       ---------       ---------
  Net income                                                 1.15            1.19            1.14            1.11            1.10
Basic
  Income before extraordinary loss                           1.17            1.27            1.16            1.13            1.11
  Extraordinary loss, net of taxes                              -            0.06               -               -               -
                                                        ---------       ---------       ---------       ---------       ---------
  Net income                                                 1.17            1.21            1.16            1.13            1.11

Dividends declared                                           0.40            0.40            0.40            0.37            0.37
Book value                                                  28.40           27.29           26.83           27.81           25.85
Market price
   High                                                     72.35           66.38           68.07           64.38           54.19
   Low                                                      60.10           59.25           57.29           41.63           45.63
   Close                                                    66.60           64.78           64.80           63.00           49.88

Selected Average Balances
Total assets                                          $ 101,246.0     $ 103,194.2     $ 103,225.4     $ 101,246.0      $ 99,392.2
Earning assets                                           90,588.0        92,570.8        92,553.9        90,679.6        89,663.7
Loans                                                    69,024.0        69,900.5        71,654.4        71,774.6        71,506.9
Consumer and commercial deposits                         57,081.1        56,343.6        54,538.6        54,099.2        53,641.4
Brokered and foreign deposits                             6,086.6         8,017.1        10,870.0        13,082.7        13,516.8
Realized shareholders' equity                             6,305.4         6,208.8         6,264.6         6,140.5         6,012.8
Total shareholders' equity                                7,996.1         7,873.4         8,089.2         7,844.4         7,487.4

Common shares - diluted (thousands)                       289,601         291,677         295,832         296,461         298,558
Common shares - basic (thousands)                         285,570         287,878         291,805         293,390         295,575

Financial Ratios
Return on average assets                                     1.34%           1.38%           1.36%           1.33%           1.34%
Return on average realized shareholders' equity(6)          21.02           22.43           21.85           21.40           21.62
Return on average total shareholders' equity                16.58           17.68           16.92           16.75           17.36
Net interest margin                                          3.56            3.61            3.57            3.49            3.47

(1)  Includes securities gains of $33.0 and $27.4 million for the third and second quarters of 2001 related to the Company's securities portfolio repositioning.
(2)  Includes enhancements to customer based systems of $17.5, $14.7 and $7.0 million for the third, second and first quarters of
     2001, respectively, related to the One Bank initiative.
(3)  Includes merger-related expenses of $2.4 million and $8.3 million for the fourth and third quarters of 2000.
(4)  Includes Wachovia proposal expenses of $32.0 million for the third quarter of 2001.
(5)  Represents the loss on the Company's early extinguishment of long-term debt during the second quarter of 2001, net of $9.6 million in taxes.
(6)  In this report, SunTrust presents a return on average realized shareholders' equity ratio that excludes net unrealized gains.
     Due to its ownership of 48 million shares of common stock of The Coca-Cola Company, SunTrust believes this measure is more indicative of its return on average shareholders' equity when comparing to other companies.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis)

                                                                                  Quarter Ended
                                                ------------------------------------------------------------------------------------
                                                        September 30, 2001                             June 30, 2001
                                                ---------------------------------------   -----------------------------------------
                                                 Average         Income/       Yields/        Average        Income/      Yields/
                                                 Balances        Expense        Rates        Balances        Expense       Rates
                                                ------------  -------------  ----------   --------------  ------------  -----------
Assets
Loans:(1)
  Taxable                                        $ 67,894.6      $ 1,162.1        6.79%      $ 68,810.9      $1,258.7         7.34%
  Tax-exempt(2)                                     1,129.4           19.1        6.71          1,089.6          19.8         7.28
                                                 ----------      ---------       -----       ----------      --------         ----
    Total loans                                    69,024.0        1,181.2        6.79         69,900.5       1,278.5         7.34
Securities available for sale:
  Taxable                                          15,152.8          248.9        6.52         16,756.8         278.2         6.66
  Tax-exempt(2)                                       447.8            9.1        8.10            455.9           9.4         8.27
                                                 ----------      ---------       -----       ----------      --------         ----
    Total securities available for sale            15,600.6          258.0        6.56         17,212.7         287.6         6.70
Funds sold                                          1,271.6           11.6        3.62          1,176.4          13.4         4.56
Loans held for sale                                 3,182.5           57.5        7.16          2,829.8          51.9         7.36
Other short-term investments(2)                     1,509.3           11.7        3.08          1,451.4          13.5         3.75
                                                 ----------      ---------       -----       ----------      --------         ----
    Total earning assets                           90,588.0        1,520.0        6.66         92,570.8       1,644.9         7.13
Allowance for loan losses                            (872.8)                                     (868.9)
Cash and due from banks                             3,315.2                                     3,373.7
Premises and equipment                              1,594.2                                     1,601.4
Other assets                                        4,019.0                                     3,955.5
Unrealized gains on securities
 available for sale                                 2,602.4                                     2,561.7
                                                 ----------      ---------       -----       ----------      --------         ----
    Total assets                                 $101,246.0                                  $103,194.2
                                                 ==========      =========       =====       ==========      ========         ====

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  NOW/Money market accounts                      $ 25,254.1      $   160.5        2.52%      $ 23,779.9       $ 173.1         2.92%
  Savings                                           6,004.6           40.1        2.65          6,024.8          46.4         3.09
  Consumer time                                     8,870.2          112.1        5.01          9,217.8         123.3         5.37
  Other time                                        3,783.0           47.2        4.95          3,829.4          52.7         5.52
                                                 ----------      ---------       -----       ----------      --------         ----
    Total interest bearing consumer
     and commercial deposits                       43,911.9          359.9        3.25         42,851.9         395.5         3.70
  Brokered deposits                                 2,797.6           28.0        3.97          2,265.6          26.8         4.74
  Foreign deposits                                  3,289.0           29.4        3.55          5,751.5          62.6         4.37
                                                 ----------      ---------       -----       ----------      --------         ----
    Total interest-bearing deposits                49,998.5          417.3        3.31         50,869.0         484.9         3.82
Funds purchased                                    10,616.7           84.8        3.17         12,367.6         125.9         4.08
Other short-term borrowings                         1,702.1           14.6        3.40          1,367.1          16.0         4.68
Long-term debt                                     12,926.0          189.4        5.81         12,486.2         184.0         5.91
                                                 ----------      ---------       -----       ----------      --------         ----
    Total interest-bearing liabilities             75,243.3          706.1        3.72         77,089.9         810.8         4.22
Noninterest-bearing deposits                       13,169.2                                    13,491.7
Other liabilities                                   4,837.4                                     4,739.2
Realized shareholders' equity                       6,305.4                                     6,208.8
Accumulated other comprehensive income              1,690.7                                     1,664.6
                                                 ----------      ---------       -----       ----------      --------         ----
    Total liabilities and shareholders' equity   $101,246.0                                  $103,194.2
                                                 ==========      =========       =====       ==========      ========         ====
Interest rate spread                                                              2.94%                                       2.91%
                                                 ----------      ---------       -----       ----------      --------         ----
Net Interest Income                                              $   813.9                                   $  834.1
                                                 ----------      ---------       -----       ----------      --------         ----
Net Interest Margin(3)                                                            3.56%                                       3.61%
                                                 ----------      ---------       -----       ----------      --------         ----

(1) Interest income includes loan fees of $36.9, $35.6, and $33.5 million in the quarters ended September 30 and June 30, 2001 and September 30, 2000, and $108.5 and $98.8 million in the nine months ended September 30, 2001 and 2000. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.1, $10.2, and $10.1 million in the quarters ended September 30 and June 30, 2001 and September 30, 2000 and $30.7 and $29.3 million for the nine months ended September 30, 2001 and 2000.

                                                                                                                       Table 2
              Quarter Ended                                                Nine Months Ended
------------------------------------------   ------------------------------------------------------------------------------------
           September 30, 2000                             September 30, 2001                      September 30, 2000
------------------------------------------   -----------------------------------------  -----------------------------------------
   Average         Income/      Yields/         Average        Income/      Yields/        Average        Income/      Yields/
   Balances        Expense       Rates         Balances        Expense       Rates        Balances        Expense       Rates
---------------  ------------  -----------   --------------  ------------  -----------  --------------  ------------  -----------


    $ 70,427.3      $1,442.1         8.15%      $ 69,076.1      $3,805.7         7.37%     $ 68,405.0      $4,090.7         7.99%
       1,079.6          21.1         7.79          1,107.2          59.8         7.22         1,058.3          60.5         7.64
-----------------------------------------    ----------------------------------------   ----------------------------------------
      71,506.9       1,463.2         8.14         70,183.3       3,865.5         7.36        69,463.3       4,151.2         7.98

      14,146.9         239.9         6.75         15,940.5         797.1         6.69        14,552.8         730.2         6.70
         456.5           8.7         7.59            451.1          27.9         8.27           478.3          27.0         7.55
-----------------------------------------    ----------------------------------------   ----------------------------------------
      14,603.4         248.6         6.77         16,391.6         825.0         6.73        15,031.1         757.2         6.73
       1,587.2          26.7         6.68          1,269.4          43.9         4.62         1,478.5          70.5         6.37
       1,395.0          28.5         8.12          2,671.2         145.9         7.31         1,370.7          77.3         7.53
         571.1           7.3         5.11          1,381.5          38.8         3.76           570.1          20.1         4.71
-----------------------------------------    ----------------------------------------   ----------------------------------------
      89,663.6       1,774.3         7.87         91,897.0       4,919.1         7.16        87,913.7       5,076.3         7.71
        (868.9)                                     (879.4)                                    (872.5)
       3,083.6                                     3,336.9                                    3,266.5
       1,628.1                                     1,604.2                                    1,627.8
       3,520.7                                     3,912.9                                    3,262.0

       2,365.1                                     2,676.4                                    2,243.9
-----------------------------------------    ----------------------------------------   ----------------------------------------
    $ 99,392.2                                  $102,548.0                                 $ 97,441.4
=========================================    ========================================   ========================================



    $ 19,904.4       $ 163.2         3.26%      $ 23,417.2       $ 507.0         2.89%     $ 20,164.5       $ 465.0         3.08%
       6,324.0          58.8         3.70          6,092.7         143.1         3.14         6,477.0         167.7         3.46
      10,151.8         141.0         5.53          9,273.1         371.1         5.35         9,925.8         387.0         5.21
       4,221.4          62.0         5.84          3,947.5         162.1         5.49         4,001.5         169.5         5.66
-----------------------------------------    ----------------------------------------   ----------------------------------------

      40,601.6         425.0         4.16         42,730.5       1,183.3         3.70        40,568.8       1,189.2         3.92
       3,815.3          65.0         6.77          2,519.0          94.0         4.99         3,056.5         147.3         6.44
       9,701.5         161.5         6.62          5,788.1         209.2         4.83         9,822.7         460.2         6.26
-----------------------------------------    ----------------------------------------   ----------------------------------------
      54,118.4         651.5         4.79         51,037.6       1,486.5         3.89        53,448.0       1,796.7         4.49
      11,050.9         176.3         6.35         11,601.9         365.1         4.21        10,596.4         473.7         5.97
       1,365.8          22.1         6.44          1,597.7          54.6         4.57         1,438.0          66.7         6.20
       8,378.4         142.9         6.78         12,371.4         549.7         5.94         7,802.8         386.9         6.62
-----------------------------------------    ----------------------------------------   ----------------------------------------
      74,913.5         992.8         5.27         76,608.6       2,455.9         4.29        73,285.2       2,724.0         4.97
      13,039.7                                    13,266.5                                   13,079.3
       3,951.6                                     4,687.0                                    3,690.0
       6,012.8                                     6,259.7                                    5,995.1
       1,474.6                                     1,726.2                                    1,391.8
-----------------------------------------    ----------------------------------------   ----------------------------------------
    $ 99,392.2                                  $102,548.0                                 $ 97,441.4
=========================================    ========================================   ========================================
                                     2.60%                                       2.87%                                      2.74%
-----------------------------------------    ----------------------------------------   ----------------------------------------
                     $ 781.5                                    $2,463.2                                   $2,352.3
-----------------------------------------    ----------------------------------------   ----------------------------------------
                                     3.47%                                       3.58%                                      3.57%
-----------------------------------------    ----------------------------------------   ----------------------------------------

(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position decreased net interest income $0.7 million in the quarter ended September 30, 2000 and decreased net interest income $0.6 million in the nine months ended September 30, 2000. Without these swaps, the net interest margin would have been 3.47% and 3.58% in the quarter and nine months ended September 30, 2000, respectively.

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

Management estimates the Company's net interest income for the next twelve months would decline 0.3% under a gradual increase in interest rates of 100 basis points, versus the projection under stable rates. Net interest income would increase by 0.3% under a gradual decrease in interest rates of 100 basis points, versus the projection under stable rates. As rates continued to decline during 2001, Management began repositioning the balance sheet from a liability sensitive position to a more neutral position through portfolio sales and long-term funding.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Net Interest Income/Margin. SunTrust's net interest margin was 3.58% for the first nine months of 2001, an increase of 1 basis point from the first nine months of 2000. Compared to the first nine months of 2000, the rate on earning assets decreased 55 basis points to 7.16% in the first nine months of 2001 and the rate on interest bearing liabilities decreased 68 basis points to 4.29% primarily due to the declining interest rate environment.

As part of its on-going balance sheet management, the Company continues to take steps to obtain alternative lower cost funding sources such as developing initiatives to grow retail deposits to maximize net interest income throughout 2001. During the first quarter of 2001, the Company initiated a campaign to attract money market accounts. As a result, average money market accounts have grown from $12.0 billion for the third quarter of 2000 to $16.9 billion for the third quarter of 2001. In addition the Company has reduced its reliance on purchased and foreign funds by securing long-term financing in the current low rate environment.

In the third quarter of 2001, the Company continued to take advantage of the lower interest rate environment by repositioning its securities portfolio. The sale of $852 million of investment securities generated a gain of $33.0 million. The sold securities were replaced with $166 million of shorter-term fixed rate securities and $589 million of shorter-term floating rate securities. This initiative continues to reduce the average life of the investment portfolio. The Company will consider future repositioning opportunities as the interest rate environment permits.

Interest income that SunTrust was unable to recognize on nonperforming loans had a negative impact of three and one basis points on the net interest margin in the first nine months of 2001 and 2000, respectively.

Noninterest Income. Noninterest income in the third quarter of 2001 increased $103.2 million, or 23.1% from the comparable period last year. In the third quarter of 2001, the Company continued to reposition its securities portfolio by shortening its average life. Securities gains of $33.0 million were recorded during the quarter as a result of this strategic initiative. Mortgage production related income increased $19.2 million, or 80.8%. Mortgage production was $6.0 billion for the third quarter of 2001, a 64.3% increase from $3.6 billion for the third quarter of 2000. The increase is due to the high volume of refinancing activity continuing throughout the third quarter of 2001 as a result of the lower interest rate environment. Also associated with the high volume of refinancing activity, mortgage servicing related income decreased $7.1 million, or 89.5%, due to accelerated amortization of mortgage servicing rights related to increased prepayments. Service charges on deposits and other charges and fees increased a combined $17.3 million, or 10.0% over the third quarter of 2000. Increased usage of products and services, a more consistent pricing strategy and a lower earnings credit rate resulted in the increase in these income items. Included in credit card and other fees is debit card interchange income of $15.4 million for the third quarter of 2001 compared to $12.0 million in the same period of 2000.

Trust and investment management income was flat compared to the third quarter of 2000. Fee income has been adversely impacted by the decline in the market value of assets under management. The overall equity market is down approximately 21% for the year; however, the market value of the assets under management is down approximately 4% compared to December 31, 2000. The decline in assets under management outperformed the overall market as a result of strong inflows of net new business and the diversified investment strategies of the portfolio managers.

Trading account profits and commissions increased $25.1 million, or 510.2%, over the third quarter of 2000 while investment banking income decreased $2.6 million, or 7.1%, over the same period. The changes in these line items are indicative of the continued volatility seen in the equity market, as well as the changing interest rate environment throughout the first nine months of 2001. Trading account profits are primarily generated from the sale of derivative products to customers.

Other income included net gains on the sale of student loans of $0.7 million and $3.8 million in the third quarter of 2001 and 2000, respectively.


Noninterest Income                                                                                                   Table 3
(In millions)
                                                                                       Quarters
                                                           ------------------------------------------------------------------
                                                                           2001                               2000
                                                           --------------------------------------   -------------------------
                                                              3               2             1            4              3
                                                           ---------   ------------   -----------   -----------    ----------
Service charges on deposit accounts                         $ 129.1        $ 125.6       $ 120.0       $ 118.9       $ 116.9
Trust and investment management income                        119.8          124.8         124.3         121.4         120.2
Other charges and fees                                         61.3           57.5          55.6          55.1          56.3
Mortgage production related income                             43.1           53.0          31.7          27.1          23.8
Mortgage servicing related income                               0.8           (2.7)          6.7           9.5           7.9
Investment banking income                                      33.4           19.4          14.1          20.3          36.0
Trading account profits and commissions                        30.0           24.9          29.7          16.3           4.9
Credit card and other fees                                     28.7           30.0          25.6          24.9          24.2
Retail investment services                                     26.8           27.3          24.8          22.8          24.0
Other income                                                   41.2           34.3          36.3          30.5          33.6
Securities gains (losses)                                      36.2           27.7          57.1          (1.2)         (0.6)
                                                           ---------   ------------   -----------   -----------    ----------
  Total noninterest income                                  $ 550.4        $ 521.8       $ 525.9       $ 445.6       $ 447.2
                                                           =========   ============   ===========   ===========    ==========

Noninterest Expense. Noninterest expense increased $70.2 million, or 9.9% in the third quarter of 2001 compared to the same period last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, increased $46.5 million, or 11.6% from the earlier period. The majority of this increase was a $25.6 million, or 30.9%, growth in other compensation due to increased incentive payments related to mortgage production.

Also contributing to the $70.2 million increase was $32.0 million in expenses associated with the Company's proposal to acquire Wachovia and $17.5 million recorded in the third quarter of 2001 related to the Company's One Bank initiative. The One Bank initiative is for enhancements to customer based systems across its geographic footprint and is expected to yield operating efficiencies in the future. Combined salaries and employee benefits increased $9.3 million and consulting and legal increased $7.4 million due to the One Bank initiative.

In the third quarter of 2000, merger-related expenses were primarily related to accelerated depreciation and miscellaneous integration costs. There were no additional merger-related expenses in 2001. The efficiency ratio improved from 57.5% in the second quarter of 2000 to 56.9% in the second quarter of 2001 due to the Company's continued focus on efficiency and cost control projects.


Noninterest Expense                                                                                               Table 4
(In millions)
                                                                                   Quarters
                                                       -------------------------------------------------------------------
                                                                        2001                               2000
                                                       ---------------------------------------   -------------------------
                                                             3             2            1             4             3
                                                       -----------    ----------   -----------   -----------   -----------
Salaries                                                  $ 293.3       $ 285.8       $ 286.0       $ 282.0       $ 278.5
Other compensation                                          108.5          97.3          90.3          89.3          82.9
Employee benefits                                            45.5          48.4          56.7          37.2          39.5
Net occupancy expense                                        55.1          51.8          50.0          50.7          51.9
Outside processing and software                              51.6          45.3          45.1          43.9          42.4
Equipment expense                                            49.9          44.3          44.5          44.2          47.2
Marketing and customer development                           25.3          23.0          23.0          30.7          25.3
Consulting and legal                                         25.0          20.6           9.7          13.2          16.4
Credit and collection services                               20.6          18.0          13.6          12.4          14.2
Postage and delivery                                         15.3          15.8          16.2          14.9          15.4
Communications                                               15.0          14.1          13.3          14.2          15.0
Operating supplies                                           12.3          11.4          11.3          11.2          11.3
Amortization of intangible assets                             8.4          21.0           8.3           8.8           8.9
FDIC premiums                                                 3.9           3.9           3.9           2.8           2.8
Merger-related expenses                                         -             -             -           2.4           8.3
Other real estate income                                      0.1          (3.1)         (0.7)         (2.3)         (0.4)
Other expense                                                47.0          66.2          71.5          42.3          47.0
                                                        ---------     ---------     ---------     ---------     ---------
  Total noninterest expense                               $ 776.8       $ 763.8       $ 742.7       $ 697.9       $ 706.6
                                                        =========     =========     =========     =========     =========

Efficiency ratio                                             56.9 %        56.3 %        55.4 %        56.2 %        57.5 %

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

Provision for loan losses totaled $80.2 million in the third quarter of 2001 compared to charge-offs of $79.9 million. Both the provision and net charge-off totals for the third quarter of 2000 were $30.5 million. The increase in charge-offs, from 0.17% in the third quarter of 2000 to 0.46% in the third quarter of 2001, was driven primarily by credit deterioration in line with the economic slowdown. In addition, SunTrust continued its practice of proactive problem loan management during the third quarter of 2001 by selling two large corporate loans totaling $56.4 million. Losses related to these sales transactions totaled $15.9 million.

At September 30, 2001, SunTrust's allowance for loan losses totaled $866.4 million, or 1.24% of quarter-end loans and 176.7% of total nonperforming loans. These figures were $874.5 million, 1.21% and 229.6%, respectively at September 30, 2000. The year-over-year decline in the allowance was primarily related to the SunTrust Credit Corporation sales transaction in the second quarter of 2001. The allowance to loans ratio increased from the third quarter of 2000 due to lower outstanding loans at the end of the most recent period. The decrease in the allowance to nonperforming loan ratio from one year ago was the result of a 28.7% increase in nonperforming loans.


Summary of Loan Loss Experience                                                                                           Table 5
(Dollars in millions)
                                                                                   Quarters
                                             -------------------------------------------------------------------------------------
                                                                     2001                                       2000
                                             ---------------------------------------------------   -------------------------------
                                                   3                2                  1                 4                3
                                             --------------   --------------    ----------------   --------------   --------------
Allowance for Loan Losses
  Balances - beginning of quarter                  $ 866.1          $ 872.0             $ 874.5          $ 874.5          $ 874.5
  Allowance from acquisitions and
     other activity - net                                -             (6.7)               (3.5)            (0.1)               -
  Provision for loan losses                           80.2             39.6                67.3             53.5             30.5

  Charge-offs:
      Commercial                                     (65.1)           (30.5)              (56.8)           (47.0)           (28.7)
      Real estate:
        Construction                                  (0.1)             0.5                (0.6)               -                -
        Residential mortgages                         (2.3)            (3.6)               (2.3)            (1.8)            (1.6)
        Other                                         (0.1)             0.2                (1.0)            (1.0)            (1.2)
      Business credit card                            (0.5)            (0.4)               (0.5)            (1.6)            (1.7)
      Consumer loans                                 (23.9)           (19.4)              (18.2)           (15.7)           (13.9)
                                             --------------   --------------    ----------------   --------------   --------------
      Total charge-offs                              (92.0)           (53.2)              (79.4)           (67.1)           (47.1)
                                             --------------   --------------    ----------------   --------------   --------------

  Recoveries:
      Commercial                                       4.5              7.8                 4.6              4.9              8.5
      Real estate:
        Construction                                   0.6              0.1                 0.2                -              0.3
        Residential mortgages                          0.6              0.5                 0.5              1.1              0.9
        Other                                          0.3             (0.6)                1.4              1.3              0.6
      Business credit card                             0.3              0.5                 0.4              0.5              0.5
      Consumer loans                                   5.8              6.1                 6.0              5.9              5.8
                                             --------------   --------------    ----------------   --------------   --------------
      Total recoveries                                12.1             14.4                13.1             13.7             16.6
                                             --------------   --------------    ----------------   --------------   --------------
      Net charge-offs                                (79.9)           (38.8)              (66.3)           (53.4)           (30.5)
                                             --------------   --------------    ----------------   --------------   --------------
  Balance - end of quarter                         $ 866.4          $ 866.1             $ 872.0          $ 874.5          $ 874.5
                                             ==============   ==============    ================   ==============   ==============

Quarter-end loans outstanding                   $ 69,630.2       $ 68,938.2          $ 70,360.1       $ 72,239.8       $ 72,113.6
Average loans                                     69,024.0         69,900.5            71,654.4         71,774.6         71,506.9

Allowance to quarter-end loans                        1.24%            1.26%               1.24%            1.21%            1.21%
Allowance to nonperforming loans                     176.7            210.6               250.1            215.8            229.6
Net charge-offs to average loans
  (annualized)                                        0.46             0.22                0.38             0.30             0.17
Provision to average loans (annualized)               0.46             0.23                0.38             0.30             0.17
Recoveries to total charge-offs                       13.2             27.1                16.5             20.4             35.2


Nonperforming Assets                                                                                                     Table 6
(Dollars in millions)
                                                                     2001                                      2000
                                            ----------------------------------------------------   ------------------------------
                                              September 30          June 30         March 31        December 31     September 30
                                            ------------------    -------------   --------------   --------------   -------------
Nonperforming Assets
  Nonaccrual loans:
      Commercial                                      $ 339.1          $ 292.9          $ 210.5          $ 273.6         $ 270.4
      Real Estate:
        Construction                                      4.7              2.3              2.1              2.2             2.5
        Residential mortgages                            64.9             56.6             83.3             81.8            65.1
        Other                                            49.5             38.2             32.8             29.0            23.9
      Consumer loans                                     32.0             21.1             20.0             18.7            19.0
                                                -------------       ----------       ----------        ---------       ---------
          Total nonperforming loans                     490.2            411.1            348.7            405.3           380.9
  Other real estate owned                                18.9             20.3             20.6             23.0            23.6
                                                -------------       ----------       ----------        ---------       ---------
    Total nonperforming assets                        $ 509.1          $ 431.4          $ 369.3          $ 428.3         $ 404.5
                                                =============       ==========       ==========        =========       =========

  Ratios:
    Nonperforming loans to total loans                   0.70%            0.60%            0.50%            0.56%           0.53%
    Nonperforming assets to total loans
      plus other real estate owned                       0.73             0.63             0.52             0.59            0.56

Accruing Loans Past Due
  90 Days or More                                     $ 177.0          $ 211.8          $ 223.7          $ 181.2         $ 150.8

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, restructured loans and other real estate owned, increased $104.6 million, or 25.9%, from September 30, 2000 to September 30, 2001. Much of the increase can be attributed to the slowing economy, which has impacted a diverse mix of industries, including textiles, agribusiness, certain retail operations and companies impacted by asbestos litigation. The Company's largest nonperforming loans at September 30, 2001 also represent a diverse mix of industries without concentration in any single sector. While the uncertain economic outlook makes it difficult to predict future nonperforming asset levels, management anticipates further increases during the fourth quarter of 2001.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first nine months of 2001, this amounted to $12.2 million. Interest income of $21.2 million would have been recorded if all nonaccrual and restructured loans had been accruing interest according to their original contract terms.


Loan Portfolio by Types of Loans                                                                             Table 7
(In millions)
                                                         2001                                      2000
                                 -------------------------------------------------    -------------------------------
                                 September 30        June 30          March 31         December 31     September 30
                                 --------------   ---------------   --------------    --------------   --------------
Commercial                          $ 29,681.8        $ 29,156.1       $ 30,583.3        $ 30,781.1       $ 30,821.6
Real estate:
  Construction                         3,704.9           3,773.5          3,631.0           2,966.1          2,884.3
  Residential mortgages               17,602.4          17,536.8         17,706.6          19,953.0         20,557.4
  Other                                7,898.5           7,761.4          7,693.9           8,121.4          7,960.6
Business credit card                      85.2              86.2             82.6              76.8             79.3
Consumer loans                        10,657.4          10,624.2         10,662.7          10,341.4          9,810.4
                                  ------------      ------------     ------------      ------------     ------------
  Total loans                       $ 69,630.2        $ 68,938.2       $ 70,360.1        $ 72,239.8       $ 72,113.6
                                  ============      ============     ============      ============     ============

Loans. Total loans at September 30, 2001 were $69.6 billion, a decrease of $2.5 billion or 3.4% from September 30, 2000. However, adjusting for $2.8 billion of loan securitizations since the third quarter of 2000 and $390.1 million in loans included in the sale of assets and liabilities of STI Credit Corp in the second quarter of 2001, loans actually grew 1.0%. The Company recorded a decline in commercial loans, down 3.7% from September 30, 2000, while recognizing significant loan growth in its consumer loans, up 8.6%, and real estate construction portfolio, up 28.5% primarily in commercial construction. Residential real estate declined 14.4% from September 30, 2000 due to the Company's securitizations of $2.8 billion in residential mortgages in the fourth quarter of 2000 and first quarter of 2001. Of the $17.6 billion in residential mortgages at September 30, 2001, $2.5 billion were home equity loans, which demonstrated growth of 18.2% over the last twelve months.

Income Taxes. The provision for income taxes was $163.1 million and $523.7 million for the third quarter and first nine months of 2001 compared to $154.7 million and $476.2 million in the same periods last year, respectively. This represents an effective tax rate of 34.8% for the nine months ended September 30, 2001, compared to 34.4% for the same period last year.

Securities available for sale. The investment portfolio is managed to optimize yield over an entire interest rate cycle while providing liquidity and managing market risk. At September 30, 2001, approximately 1% of the portfolio consisted of U.S. Treasury securities, 13% U.S. government agency securities, 51% mortgage-backed securities, 14% asset-backed securities, 13% corporate bonds, 3% municipal securities and 5% other securities. U.S. government or federal agency guarantees back the majority of SunTrust's holdings in mortgage-backed securities thus limiting the credit risk associated with the mortgage loans.

During the third quarter of 2001, the Company continued to reposition its investment portfolio by selling $852 million in investment securities, resulting in realized securities gains of $33.0 million. The sold securities were replaced with $166 million of shorter-term fixed rate securities and $589 million of shorter-term floating rate securities. In conjunction with the securities portfolio repositioning during the third quarter of 2001, the Company reduced market risk by shrinking the investment portfolio's size and shortening its average life. The portfolio size decreased by $300 million, on an amortized cost basis, from June 30, 2001 to September 30, 2001 and the average life shortened from 4.2 years to 4.0 years over the same period. The average portfolio yield decreased from 6.70% in the second quarter of 2001 to 6.56% in the third quarter of 2001, primarily due to lower reinvestment rates.

The carrying value of the securities portfolio, all of which is classified as "Securities available for sale", reflected $2.8 billion in net unrealized gains at September 30, 2001, including a $2.3 billion unrealized gain on SunTrust's investment in common stock of The Coca-Cola Company. The market value of SunTrust's holdings of The Coca-Cola Company common stock increased $89.3 million during the third quarter of 2001, which did not affect the net income of SunTrust, but was included in comprehensive income.

Liquidity Management. Liquidity is managed to ensure there is sufficient funding to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position.

Funding sources primarily include consumer and commercial deposits, but also include borrowed funds and cash flows from operations. Consumer and commercial deposits, the Company's largest and most cost-effective source of funding, accounted for 65% of the funding base on average for the third quarter of 2001 compared to 62% in the second quarter of 2001 and 61% in the third quarter of 2000. Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale domestic and foreign deposits, other short term borrowings and long term debt, were $31.0 billion at September 30, 2001, compared with $30.6 billion at June 30, 2001 and $33.9 billion at September 30, 2000. Cash flows from operations are also a significant source of liquidity. Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan losses, and deferred tax items.

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

During the third quarter of 2001, the Company further reduced reliance on shorter-term purchased funds by issuing bank level subordinated debt and borrowing from the Federal Home Loan Bank. The bank reopened the 6.375% Subordinated Bank Note issuance due April 2011 by issuing an additional $500 million under this program in August. The additional issuance brings the total amount issued under this program to $1 billion.

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

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. Prior to the adoption of SFAS 133, certain interest rate swaps were classified as hedges and recorded in the margin using the accrual method of accounting. The related market value of the derivative was accounted for off-balance sheet. These interest rate swap accruals decreased net interest income by $0.6 million in the first nine months of 2000. On January 1, 2001, the Company adopted SFAS 133. Accordingly, all derivatives are recorded in the financial statements at fair value.

Certain derivatives are classified as trading assets and liabilities. Additional trading income of $4.9 million and $7.9 million was recorded in the third quarter and first nine months of 2001, respectively, to adjust the value of these interest rate swaps to their current market value.

The following table shows the derivative instruments entered into by the Company as an end-user.


Derivative Instruments                                                                                                   Table 8
(Dollars in thousands)
                                                                        As of September 30, 2001
                                            --------------------------------------------------------------------------------------
                                                                                                    Estimated Fair Value
                                                                                              ------------------------------------
                                                        Weighted
                                                         Average     Average
                                          Notional       Maturity   Received     Average      Unrealized   Unrealized
                                           Balance       In Months    Rate       Pay Rate        Gains       Losses         Net
                                        ------------------------------------------------------------------------------------------
Mortgage Lending Commitments
   Forward Contracts                    $ 4,517,769           2           - %           - %     $    70   $ (59,988)     $ (59,918)
   Interest Rate Lock Commitments         2,590,560           2           -             -         5,789      (3,736)         2,053
   Option Contracts                          45,000           2        5.00(1)          -             -           -              -
                                        -----------                                         --------------------------------------
Total Mortgage Related Derivatives        7,153,329                                               5,859     (63,724)       (57,865)
Foreign Currency
   Forward Contracts                      1,309,343           4           -             -        13,486     (16,726)        (3,240)
Interest Rate Swaps                       4,800,875          27        3.98          5.26        63,958    (130,006)       (66,048)
Interest Rate Caps/Floors                   750,000          12        5.23(1)          -        11,627           -         11,627
Futures Contracts                           160,000          13           -             -             -        (787)          (787)
Euro Dollar Options                         400,000          12           -             -           680        (657)            23
Equity Collar                                56,081          18(2)        -             -             -           -              -
Credit Derivatives                           54,250          37           -             -           477        (426)            51
                                        -----------                                                                      ---------
   Total Derivatives                    $14,683,878                                                                      $(116,239)
                                        ===========                                                                      =========

(1)  Average option strike price.
(2)  Option expiration.


Capital Ratios                                                                                                              Table 9
(Dollars in millions)
                                                                 2001                                          2000
                                          -----------------------------------------------------    --------------------------------
                                            September 30           June 30         March 31         December 31      September 30
                                          ----------------   -----------------   --------------    --------------    --------------
Tier 1 capital                                 $ 7,142.2           $ 6,906.6        $ 6,760.5         $ 6,850.6         $ 6,677.4
Total capital                                   11,311.9            10,652.0         10,507.1          10,488.9          10,216.1
Risk-weighted assets                            98,759.6            97,005.9         98,690.0          96,656.7          95,183.9
Risk-based ratios:
  Tier 1 capital                                    7.23%               7.12%            6.85%             7.09%             7.02%
  Total capital                                    11.45               10.98            10.65             10.85             10.73
Tier 1 leverage ratio                               7.28                6.90             6.77              6.98              6.92
Total shareholders' equity to assets                7.94                7.81             7.55              7.95              7.64

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

The Company purchased 8.2 million shares of its common stock during the first nine months of 2001. As of September 30, 2001, the Company is authorized to purchase up to 6.8 million shares under current Board resolutions. During the third quarter of 2001, no additional shares were purchased.

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

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        o The Registrant filed a Current Report on Form 8-K dated October 11, 2001. The purpose of this report was to file certain exhibits that are to be incorporated by reference into its Registration Statement on Form S-3.

        o The Registrant filed a Current Report on Form 8-K dated October 10, 2001. The purpose of this report was to file as an exhibit the press release reporting September 30, 2001 quarterly results.

        o The Registrant filed a Current Report on Form 8-K dated September 25, 2001. The purpose of this report was to file as an exhibit the announcement that SunTrust had entered into a purchase agreement with Huntington Bancshares Incorporated to acquire the Florida banking franchise of Huntington National Bank.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of November, 2001.


                             SunTrust Banks, Inc.
                             --------------------
                                 (Registrant)



                         /s/ William P. O'Halloran
                      ----------------------------------
                             William P. O'Halloran
                     Senior Vice President and Controller
                          (Chief Accounting Officer)