Form 10-K
period 2001-12-31
SUNTRUST BANKS INC
filed 2002-03-15
CIK 750556

74  SunTrust 2001 Annual Report

2001 FORM 10-K
--------------------------------------------------------------------------------

Securities and Exchange Commission
Washington, DC 20549
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001
Commission file number 1-8918

SunTrust Banks, Inc.

Incorporated in the State of Georgia
IRS Employer Identification Number 58-1575035
Address: 303 Peachtree Street, NE, Atlanta, GA 30308
Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock-$1.00 par value, which is registered on the New York Stock Exchange.

     As of January 31, 2002, SunTrust had 287,253,875 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on January 31, 2002 was approximately $17.5 billion.

     SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Documents Incorporated By Reference

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from SunTrust's Proxy Statement for its 2002 Annual Shareholders' Meeting, which will be filed with the Commission by March 8, 2002. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below. Except for parts of the SunTrust Annual Report to Shareholders expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.

Part I                                                                      Page
Item 1  Business                                                            2-41
Item 2  Properties                                                            41
Item 3  Legal Proceedings                                                     41
Item 4  Not Applicable

Part II
Item 5  Market for the Registrant's
        Common Equity and Related
        Stockholder Matters                                  Inside front cover,
                                                                      13, 35, 80

Item 6  Selected Financial Data                                               13
Item 7  Management's Discussion and
        Analysis of Financial Condition
        and Results of Operations                                           2-41
Item 7a Quantitative and Qualitative
        Disclosures about Market Risk                                         30
Item 8  Financial Statements and
        Supplementary Data                                          35-38, 42-73

Part III                                                                    Page
Item 9  Not Applicable
Item 10 Directors and Executive
        Officers of the Registrant                               Proxy Statement
Item 11 Executive Compensation                                   Proxy Statement
Item 12 Security Ownership of
        Certain Beneficial Owners
        and Management                                           Proxy Statement
Item 13 Certain Relationships and
        Related Transactions                                     Proxy Statement

Part IV
Item 14 Exhibits, Financial Statement
        Schedules and Reports
        on Form 8-K                                                           75

Certain statistical data required by the Securities and Exchange Commission are included on pages 13-38.

                                                 SunTrust 2001 Annual Report  75

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

Financial Statement Filed. See Index To Consolidated Financial Statements on page 42 of this Annual Report and Form 10-K.

     All financial statement schedules are omitted because the data is either not applicable or is discussed in the financial statements or related footnotes. The Company filed Form 8-K's dated October 11 and December 4, 2001 to file certain exhibits to be incorporated by reference into the Registration Statements on Form S-3.

     The Company's principal banking subsidiary is owned by SunTrust Bank Holding Company, a Florida corporation. A directory of the Company's principal banking units and key subsidiaries are on pages 78-79 of this Annual Report and Form 10-K. The Company's Articles of Incorporation, By-laws, certain instruments defining the rights of securities holders, including designations of the terms of outstanding indentures, constituent instruments relating to various employee benefit plans and certain other documents are filed as Exhibits to this Report or incorporated by reference herein pursuant to the Securities Exchange Act of 1934. Shareholders may obtain the list of such Exhibits and copies of such documents upon request to Corporate Secretary, SunTrust Banks, Inc., Mail Code 643, P.O. Box 4418, Atlanta, Georgia, 30302. A copying fee will be charged for the Exhibits.

Consent Of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our report included in this Annual Report and Form 10-K into the Registrant's previously filed Registration Statement Nos. 33-28250, 33-58723, 333-50719, 333-69331, 333-91519, 333-91521 and 333-43348 on Form S-8 and Registration
Statement No. 333-61583 on Form S-3.

                                                             Arthur Andersen LLP

Atlanta, GA
March 15, 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 12, 2002 by the undersigned, thereunto duly authorized.

SunTrust Banks, Inc.                   L. Phillip Humann
(Registrant)                           Chairman of the Board of Directors,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 12, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

L. Phillip Humann                      William P. O'Halloran
Chairman of the Board of Directors,    Senior Vice President
President and Chief Executive Officer  and Controller

John W. Spiegel
Vice Chairman and
Chief Financial Officer

All Directors of the Registrant listed on page 76.

                               EXECUTIVE OFFICERS
                               ------------------

--------------------------------------------------------------------------------------------------------------------
Name                            Business Experience                                                             Age
--------------------------------------------------------------------------------------------------------------------
John W. Clay, Jr.               A Vice Chairman of the Company since August 2000 with management oversight      60
                                of banking functions, including corporate and investment banking.  From
                                1997 until August 2000 he was an Executive Vice President of the Company.
                                Prior to 1997, he was Chief Executive Officer of the Company's Tennessee
                                banking operations.
--------------------------------------------------------------------------------------------------------------------
Robert H. Coords                An Executive Vice President of the Company and Chief Efficiency and Quality     59
                                Officer.
--------------------------------------------------------------------------------------------------------------------
Donald S. Downing               An Executive Vice President of the Company and Mortgage Line of Business        55
                                Head.
--------------------------------------------------------------------------------------------------------------------
Samuel O. Franklin III          An Executive Vice President of the Company and Chief Executive Officer of       58
                                the Company's Tennessee banking operations.
--------------------------------------------------------------------------------------------------------------------
Charles T. Hill                 An Executive Vice President of the Company and, since January 2001,             51
                                Chairman, President and Chief Executive Officer of the Mid-Atlantic banking operations.  From August 2000 to January 2001, Mr. Hill was President and
                                Chief Executive Officer of the Mid-Atlantic banking operations.  Prior to
                                August 2000, Mr. Hill was Executive Vice President, Commercial Banking, and
                                Senior Credit Officer for the Mid-Atlantic region.
--------------------------------------------------------------------------------------------------------------------
Theodore J. Hoepner             A Vice Chairman of the Company since August 2000 with responsibility for        60
                                the Company's technology and operations functions, asset quality, efficiency and quality initiatives, human resources and legal and regulatory affairs.  From 1997 until August 2000 he was an Executive Vice
                                President of the Company, with responsibility for the Company's Florida banking operations, SunTrust Service Corporation, Human Resources and
                                efficiency and quality initiatives.
--------------------------------------------------------------------------------------------------------------------
L. Phillip Humann               Chairman of the Board, President and Chief Executive Officer of the             56
                                Company.  He is a Director of Coca-Cola Enterprises Inc., Equifax Inc. and
                                Haverty Furniture Companies, Inc.  Mr. Humann has been a director of the
                                Company since 1991.
--------------------------------------------------------------------------------------------------------------------
Craig J. Kelly                  An Executive Vice President of the Company and Marketing Director since         56
                                January 2000.  From 1997 to 2000, Mr. Kelly served as Group Executive Vice
                                President at Crestar Bank responsible for Marketing.  From 1987 to 1997, he was Senior Vice President and Director of Marketing for Banc One
                                Corporation.
--------------------------------------------------------------------------------------------------------------------
George W. Koehn                 An Executive Vice President of the Company and, since August 2000, Chairman     58
                                and Chief Executive Officer of the Company's Florida banking operations.
                                Prior to August 2000, Mr. Koehn was President of the Florida banking operations and Chairman and Chief Executive Officer of the Central Florida
                                banking unit.
--------------------------------------------------------------------------------------------------------------------
Carl F. Mentzer                 An Executive Vice President of the Company and Commercial Line of Business      56
                                Head.  In May 1995, Mr. Mentzer was elected Chairman of the Board and Chief
                                Executive Officer of SunTrust Bank, Tampa Bay and held that position until
                                December 31, 1999.
--------------------------------------------------------------------------------------------------------------------
William P. O'Halloran           A Senior Vice President and Controller of the Company.                          58
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Name                            Business Experience                                                             Age
--------------------------------------------------------------------------------------------------------------------
Dennis M. Patterson             An Executive Vice President of the Company and Retail Banking Line of           52
                                Business Head, which includes the branch system, small business banking, private banking, consumer lending, insurance and credit card business.
                                Prior to this, Mr. Patterson served as the Company's Marketing Director, with additional responsibility for corporate strategy development and
                                SunTrust's online subsidiary (telephone and Internet banking).
--------------------------------------------------------------------------------------------------------------------
William H. Rogers, Jr.          An Executive Vice President of the Company.  Since October 2000 Mr. Rogers      44
                                has had responsibility for trust, investment and private client services.
                                Prior to October 2000, Mr. Rogers was head of Georgia community banking and the Georgia retail line of business.
--------------------------------------------------------------------------------------------------------------------
R. Charles Shufeldt             An Executive Vice President and line of business head for the Company's         51
                                Corporate and Investment Banking Unit since August 2000.  Prior to that,
                                Mr. Shufeldt served as Senior Vice President in the same unit.
--------------------------------------------------------------------------------------------------------------------
John W. Spiegel                 A Vice Chairman of the Company since August 2000 with responsibility for        60
                                the Company's finance-related functions.  Mr. Spiegel is also Chief
                                Financial Officer, a position he has held for more than five years.  Prior to August 2000 he was an Executive Vice President of the Company.
--------------------------------------------------------------------------------------------------------------------
James M. Wells III              A Vice Chairman of the Company since August 2000 with responsibility for        55
                                oversight of the Company's commercial, retail, mortgage and private client services lines of business.  He also has senior executive responsibility for the Company's marketing and corporate strategy units, as well as product management.  From January 2000 to August 2000 Mr. Wells served as
                                President and Chief Executive Officer of the Company's Mid-Atlantic
                                region.  From 1997 to January 2000 he served as President and Chief
                                Operating Officer of Crestar Financial Corporation and Crestar Bank.
--------------------------------------------------------------------------------------------------------------------
Robert C. Whitehead             An Executive Vice President of the Company and Chief Information Officer.       55
--------------------------------------------------------------------------------------------------------------------
E. Jenner Wood, III             Chairman, President and Chief Executive Officer of SunTrust Bank, Georgia       50
                                since April 2001 and an Executive Vice President of the Company.  Prior to
                                April 2001, Mr. Wood was President of SunTrust Bank, Georgia since October
                                2000 and prior to that he was responsible for trust, investment and private client services.
--------------------------------------------------------------------------------------------------------------------

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                  EXHIBIT INDEX

                                                                                     Sequential
                                                                                        Page
 Exhibit                             Description                                       Number
    3.1    Amended and Restated Articles of Incorporation of SunTrust
           Banks, Inc. ("Registrant") effective as of November 14, 1989, and amendment effective as of April 24, 1998, incorporated by reference to Exhibit 3.1 to Registrant's 1998 Annual Report on
           Form 10-K.
                                                                                        *
    3.2    Amendment to Restated Articles of Incorporation of Registrant,
           effective April 18, 2000, incorporated by reference to Exhibit
           3.1 of Registrant's Form 10-Q as of March 31, 2000.                          *

    3.3    Bylaws of Registrant, amended effective as of February 13, 2001
           (filed herewith).

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

    4.5    Form of Indenture, dated as of February 1, 1985, between
           SunTrust Bank Holding Company (as successor in interest to
           Crestar Financial Corporation) and The Chase Manhattan Bank, as
           Trustee, incorporated by reference to Exhibit 4.3 to
           Registration Statement No. 333-61583.                                        *

    4.6    Form of Indenture, dated as of September 1, 1993, between
           SunTrust Bank Holding Company (as successor in interest to
           Crestar Financial Corporation) and The Chase Manhattan Bank, as
           Trustee, incorporated by reference to Exhibit 4.1 to Registration
           Statement No. 333-50387.                                                     *

    4.7    Form of Third Supplemental Indenture (to Indenture dated as of
           February 1, 1985), dated as of July 1, 1992, between SunTrust
           Bank Holding Company (as successor in interest to Crestar Financial
           Corporation) and The Chase Manhattan Bank, as Trustee, incorporated
           by reference to Registration Statement No. 333-61583.                        *

    4.8    Form of resolutions of the Board of Directors of Crestar
           Financial Corporation (now known as SunTrust Bank Holding
           Company) approving issuance of $150 million of 8 3/4%
           Subordinated Notes Due 2004, incorporated by reference to
           Exhibit 4.6 to Registration Statement No. 333-61583.
                                                                                        *
    4.9    Form of First Supplemental Indenture (to Indenture dated as of
           September 1, 1993), dated as of January 1, 1998, between
           SunTrust Bank Holding Company (as successor in interest to
           Crestar Financial Corporation) and The Chase Manhattan Bank, as
           Trustee, incorporated by reference to Exhibit 4.7 to

              Registration Statement No. 333-61583.                                *

            Material Contracts and Executive Compensation Plans and Arrangements

    10.1     SunTrust Banks, Inc. Supplemental Executive Retirement Plan
             effective as of August 13, 1996, and amendment effective as of
             November 10, 1998, incorporated by reference to Exhibit 10.9 to
             Registrant's 1998 Annual Report on Form 10-K.                         *

    10.2     Amendment to SunTrust Banks, Inc. Supplemental Executive
             Retirement Plan effective as of February 10, 1998, incorporated by reference to Exhibit 10.9 of Registrant's 2000 Annual Report
             on Form 10-K.                                                         *

    10.3     Summary of amendments to the SunTrust Banks, Inc. Supplemental
             Executive Retirement Plan adopted February 14, 2001 (filed herewith). The amended Agreement will be filed after it is executed.

    10.4     SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August 13, 1996, and amendment effective as of November 10,
             1998, incorporated by reference to Exhibit 10.10 to
             Registrant's 1998 Annual Report on Form 10-K.                         *

    10.5     SunTrust Banks, Inc. Performance Unit Plan, amended and
             restated as of August 11, 1998, incorporated by reference to
             Exhibit 10.11 to Registrant's 1998 Annual Report on Form 10-K.        *

    10.6     SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of February 8, 2000, incorporated by reference to
             Exhibit 10.11 to Registrant's 1999 Annual Report on Form 10-K.        *

    10.7     SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of
             July 1, 1999, incorporated by reference to Exhibit 10.12 to
             Registrant's 1999 Annual Report on Form 10-K.                         *

    10.8     Amendment Number One dated December 1, 2001 to the SunTrust Banks,
             Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999
             (filed herewith).

    10.9     SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant's 1998 Annual Report
             on Form 10-K.                                                         *

    10.10    Amendment to SunTrust Banks, Inc. Executive Stock Plan, effective
             February 10, 1998, incorporated by reference to Exhibit 10.8 to
             Registrant's 1997 Annual Report on Form 10-K.                         *

    10.11    SunTrust Banks, Inc. Performance Stock Agreement, effective
             February 11, 1992, and First Amendment to Performance Stock
             Agreement effective February 10, 1998, incorporated by reference
             to Exhibit 10.9 to Registrant's 1997 Annual Report on Form 10-K.      *

    10.12    SunTrust Banks, Inc. 1995 Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant's 1999 Annual Report on
             Form 10-K.                                                            *

    10.13    Amendment to the SunTrust Banks, Inc. 1995 Executive Stock Plan,
             effective as of August 11, 1998, incorporated by reference to
             Exhibit 10.20 to Registrant's 1998 Annual Report on Form 10-K.        *

    10.14    SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, incorporated by reference to Exhibit A to Registrant's 2000 Proxy
             Statement on Form 14A.                                                *

     10.15   SunTrust Banks, Inc. Deferred Compensation Plan, effective October
             1, 1999 and Amendment Number One, effective October 31, 1999, incorporated by reference to Exhibit 10.19 to Registrant's 1999
             Annual Report on Form 10-K.                                               *

     10.16   Amendment to Exhibit A to the SunTrust Banks, Inc. Deferred
             Compensation Plan, effective January 1, 2000, incorporated by reference to Exhibit 10.21 of Registrant's 2000 Annual Report on
             Form 10-K.                                                                *

     10.17   SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of January 1, 1994, incorporated by reference to Exhibit 10.21
             to Registrant's 1998 Annual Report on Form 10-K.                          *

     10.18   Crestar Financial Corporation Executive Life Insurance Plan, as
             amended and restated effective January 1, 1991, and amendments effective December 18, 1992, March 30, 1998, and December 30, 1998,
             incorporated by reference to Exhibit 10.23 to  Registrant's 1998
             Annual Report on Form 10-K.                                               *

     10.19   1981 Stock Option Plan of Crestar Financial Corporation and
             Affiliated Corporations, as amended through January 24, 1997, incorporated by reference to Exhibit 10.24 to Registrant's 1998
             Annual Report on Form 10-K.                                               *

     10.20   Change in Control Agreements between Registrant and various executives, incorporated by reference to Exhibits 10.1 through
             10.10 of Registrant's Form 10-Q and Form 10-QA as of March 31,
             2001.                                                                     *

     10.21 Employment Agreement between Registrant and James M. Wells III, effective as of December 31, 1998, incorporated by reference to
             Exhibit 10.24 to Registrant's 1999 Annual Report on Form 10-K.

     10.22   Crestar Financial Corporation Excess Benefit Plan, amended and restated effective December 26, 1990 and amendments thereto
             (effective December 18, 1992, March 30, 1998 and December 30,
             1998), incorporated by reference to Exhibit 10.29 to Registrant's
             1998 Annual Report on Form 10-K.                                          *

     10.23   United Virginia Bankshares Incorporated Deferred Compensation
             Program under Incentive Compensation Plan of United Virginia
             Bankshares Incorporated and Affiliated Corporation, amended and restated through December 7, 1983, incorporated by reference to
             Exhibit 10.30 to Registrant's 1998 Annual Report on Form 10-K.            *

     10.24   Amendments (effective January 1, 1987 and January 1, 1988) to
             United Virginia Bankshares Incorporated Deferred Compensation
             Program Under Incentive Compensation Plan of United Virginia
             Bankshares Incorporated and Affiliated Corporation, incorporated by reference to Exhibit 10.29 of Registrant's 2000 Annual Report on
             Form 10-K.                                                                *

     10.25   Amendment (effective January 1, 1994) to Crestar Financial
             Corporation Deferred Compensation Program Under Incentive
             Compensation Plan of Crestar Financial Corporation and Affiliated
             Corporations, incorporated by reference to Exhibit 10.30 to
             Registrant's 2000 Annual Report on Form 10-K.                             *

     10.26   Amendment (effective September 21, 1995) to Crestar Financial
             Corporation Deferred Compensation Program Under Incentive
             Compensation Plan of Crestar Financial Corporation and Affiliated
             Corporations, incorporated by reference to Exhibit 10.34 to
             Registrant's 1998 Annual Report on Form 10-K.                             *

     10.27   Crestar Financial Corporation Deferred Compensation Plan for

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

     10.28    Amendment (effective January 1, 1999) to Crestar Financial
              Corporation Deferred Compensation Plan for Outside Directors of
              Crestar Financial Corporation, incorporated by reference to
              Exhibit 10.32 to Registrant's 1999 Annual Report on Form 10-K.         *

     10.29    Crestar Financial Corporation Additional Nonqualified Executive
              Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.36
              to Registrant's 1998 Annual Report on Form 10-K.                       *

     10.30    Crestar Financial Corporation 1993 Stock Incentive Plan, as
              amended and restated effective February 28, 1997, incorporated by reference to Exhibit 10(af) to Crestar Financial Corporation's
              1997 Annual Report on Form 10-K.                                       *

     10.31    Amendments (effective December 19, 1997) to Crestar Financial
              Corporation 1993 Stock Incentive Plan, incorporated by
              reference to Exhibit 10.38 to Registrant's 1998 Annual Report on
              Form 10-K.                                                             *

     10.32    Crestar Financial Corporation Supplemental Executive Retirement
              Plan, effective January 1, 1995, incorporated by reference to
              Exhibit 10.37 to Registrant's 2000 Annual Report on Form 10-K.         *

     10.33    Amendments (effective December 20, 1996) to the Crestar Financial
              Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(aj) to Crestar Financial Corporation's
              1997 Annual Report on Form 10-K.                                       *

     10.34    Amendments (effective December 17, 1997) to Crestar Financial
              Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(al) to Crestar Financial Corporation's
              1997 Annual Report on Form 10-K.                                       *

     10.35    Amendments (effective December 19, 1997 and December 29, 1998) to the Crestar Financial Corporation Supplemental Executive
              Retirement Plan, incorporated by reference to Exhibit 10.42 to
              Registrant's 1998 Annual Report on Form 10-K.                          *

     10.36    Crestar Financial Corporation Directors' Equity Program, effective
              January 1, 1996 (filed herewith).

     10.37    Amendment (effective December 20, 1996) to Crestar Financial
              Corporation Directors' Equity Program (filed herewith).

     10.38    Amendment (effective September 26, 1997) to Crestar Financial
              Corporation Directors' Equity Program, incorporated by reference to Exhibit 10(ao) to Crestar Financial Corporation's 1997 Annual
              Report on Form 10-K.                                                   *

 10.39   Amendments (effective October 23, 1998) to Crestar Financial
         Corporation Directors' Equity Program, incorporated by reference to
         Exhibit 10.47 to Registrant's 1998 Annual Report on Form 10-K.             *

 10.40   Amendment (effective October 23, 1998) to Crestar Financial
         Corporation Directors' Equity Program, incorporated by
         reference to Exhibit 10.44 to Registrant's 1999 Annual Report on Form
         10-K.                                                                      *

  11.1   Statement re computation of per share earnings (filed herewith).

  12.1   Ratio of Earnings to Fixed Changes (filed herewith).

  13.1   Registrant's 2001 Annual Report to Shareholders (filed herewith).


  21.1   Registrant's Subsidiaries (filed herewith).

  22.1   Registrant's Proxy Statement relating to the 2002 Annual Meeting of
         Shareholders, dated March 1, 2002, filed on March 1, 2002.

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

*     Incorporated by reference.

Certain statistical data required by the Securities and Exchange Commission are included on pages AR 13 thru AR 38.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 12, 2002 by the undersigned, thereunto duly authorized.

                                   SUNTRUST BANKS, INC.
                                   (Registrant)



                                   By:      /s/ L. Phillip Humann
                                      ------------------------------------------
                                            L. Phillip Humann
                                            Chairman of the Board, President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed on February 12, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

                                   By:      /s/ L. Phillip Humann
                                      ------------------------------------------
                                            L. Phillip Humann
                                            Chairman of the Board, President
                                            and Chief Executive Officer

                                   By:      /s/ John W. Spiegel
                                      ------------------------------------------
                                            John W. Spiegel
                                            Vice Chairman and
                                            Chief Financial Officer

                                   By:      /s/ William P. O'Halloran
                                      ------------------------------------------
                                            William P. O'Halloran
                                            Senior Vice President and Controller
                                             (Chief Accounting Officer)

                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints L. PHILLIP HUMANN, Chairman of the Board, President, Chief Executive Officer and a Director of the Registrant, JOHN W. SPIEGEL, Vice Chairman and Chief Financial Officer of the Registrant, RAYMOND D. FORTIN, Senior Vice President and Secretary of the Registrant, or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed on February 12, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

         /s/ J. Hyatt Brown                                            Director
-----------------------------------------------------
         J. Hyatt Brown

         /s/ Alston D. Correll                                         Director
-----------------------------------------------------
         Alston D. Correll

         /s/ Douglas N. Daft                                           Director
-----------------------------------------------------
         Douglas N. Daft

         /s/ A. W. Dahlberg                                            Director
-----------------------------------------------------
         A. W. Dahlberg

         /s/ Patricia C. Frist                                         Director
-----------------------------------------------------
         Patricia C. Frist

         /s/ David H. Hughes                                           Director
-----------------------------------------------------
         David H. Hughes

         /s/ M. Douglas Ivester                                        Director
-----------------------------------------------------
         M. Douglas Ivester

         /s/ Summerfield K. Johnston, Jr.                              Director
-----------------------------------------------------
         Summerfield K. Johnston, Jr.

         /s/ Joseph L. Lanier, Jr.                            Director
--------------------------------------------
         Joseph L. Lanier, Jr.

         /s/ G. Gilmer Minor, III                             Director
--------------------------------------------
         G. Gilmer Minor, III

         /s/ Larry L. Prince                                  Director
--------------------------------------------
         Larry L. Prince

         /s/ R. Randall Rollins                               Director
--------------------------------------------
         R. Randall Rollins

         /s/ Frank S. Royal, M.D.                             Director
--------------------------------------------
         Frank S. Royal, M.D.

         /s/ James B. Williams                                Director
--------------------------------------------
         James B. Williams