Form 10-K/A
period 2001-12-31
SUNTRUST BANKS INC
filed 2002-04-09
CIK 750556

SunTrust 2001 Annual Report

2001 FORM 10-K/A
--------------------------------------------------------------------------------

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

                                EXPLANATORY NOTE


This Form 10-K/A for the year ended December 31, 2001 is being filed solely to add Exhibit 99. Exhibit 99 documents that SunTrust Banks, Inc. has received a letter of assurance from Arthur Andersen LLP. The letter of assurance indicates that the December 31, 2001 audit was subject to their quality control system for the U.S. accounting and auditing practices to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the audit and availability of national office consultation. The availability of personnel at foreign affiliates of Arthur Andersen was not relevant to the audit.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of April, 2002.

                                   SUNTRUST BANKS, INC.
                                   (Registrant)


                                   By: /s/ William P. O'Halloran
                                      ---------------------------------
                                   William P. O'Halloran
                                   Senior Vice President and Controller
                                     (Chief Accounting Officer)