Form 10-Q
period 2002-03-31
SUNTRUST BANKS INC
filed 2002-05-15
CIK 750556

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002
                  ---------------------------------------------
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

                                  Yes X No
                                           ---

At April 30, 2002, 266,230,736 shares of the Registrant's Common Stock, $1.00 par value were outstanding.

================================================================================

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION                                              Page

   Item 1. Financial Statements (Unaudited)
           Consolidated Statements of Income                                 3
           Consolidated Balance Sheets                                       4
           Consolidated Statements of Cash Flows                             5
           Consolidated Statements of Shareholders' Equity                   6
           Notes to Consolidated Financial Statements                     7-15

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 16-33

   Item 3. Quantitative and Qualitative Disclosures About Market Risk       33

PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                                34

   Item 2. Changes in Securities                                            34

   Item 3. Defaults Upon Senior Securities                                  34

   Item 4. Submission of Matters to a Vote of Security Holders              34

   Item 5. Other Information                                                34

   Item 6. Exhibits and Reports on Form 8-K                                 34

SIGNATURES                                                                  34

                         PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year 2002.

                        Consolidated Statements of Income
                        ---------------------------------

                                                                    Three Months
                                                                   Ended March 31
                                                             ---------------------------
(Dollars in thousands except per share data) (Unaudited)         2002           2001
                                                             ------------   ------------
Interest Income
   Interest and fees on loans                                $    990,243   $  1,397,659
   Interest and fees on loans held for sale                        67,566         36,544
   Interest and dividends on securities available for sale
      Taxable interest                                            204,495        252,671
      Tax-exempt interest                                           5,611          7,304
      Dividends (1)                                                16,652         17,326
   Interest on funds sold                                           5,252         18,933
   Interest on deposits in other banks                              1,511            435
   Other interest                                                   6,259         13,002
                                                             ------------   ------------
      Total interest income                                     1,297,589      1,743,874
                                                             ------------   ------------
Interest Expense
   Interest on deposits                                           301,020        584,261
   Interest on funds purchased                                     35,534        154,430
   Interest on other short-term borrowings                          4,793         24,056
   Interest on long-term debt                                     158,136        176,270
                                                             ------------   ------------
      Total interest expense                                      499,483        939,017
                                                             ------------   ------------
Net Interest Income                                               798,106        804,857
Provision for loan losses                                         163,575         67,300
                                                             ------------   ------------
Net interest income after provision for loan losses               634,531        737,557
                                                             ------------   ------------
Noninterest Income
   Trust and investment management income                         129,087        124,309
   Service charges on deposit accounts                            145,976        120,023
   Other charges and fees                                          70,389         55,539
   Mortgage production related income                              30,570         31,736
   Mortgage servicing related income                               (6,332)         6,724
   Credit card and other fees                                      31,227         25,588
   Retail investment services                                      31,286         24,783
   Investment banking income                                       44,824         14,089
   Trading account profits and commissions                         25,658         29,694
   Other noninterest income                                        49,147         36,317
   Securities gains                                                63,450         57,117
                                                             ------------   ------------
      Total noninterest income                                    615,282        525,919
                                                             ------------   ------------
Noninterest Expense
   Salaries and other compensation                                394,219        376,351
   Employee benefits                                               90,755         56,660
   Net occupancy expense                                           54,010         50,013
   Equipment expense                                               43,748         44,545
   Outside processing and software                                 54,269         45,144
   Marketing and customer development                              25,195         23,033
   Merger-related expenses                                         15,998             --
   Amortization of intangible assets                                6,532          8,290
   Other noninterest expense                                      152,902        138,661
                                                             ------------   ------------
      Total noninterest expense                                   837,628        742,697
                                                             ------------   ------------
Income before provision for income taxes                          412,185        520,779
Provision for income taxes                                        107,304        183,254
                                                             ------------   ------------
         Net Income                                          $    304,881   $    337,525
                                                             ============   ============
Average common shares - diluted                               287,375,269    295,832,464
Average common shares - basic                                 284,054,605    291,804,986
Net income per average common share - diluted                $       1.06   $       1.14
Net income per average common share - basic                          1.07           1.16
(1) Includes dividends on common stock of
    The Coca-Cola Company                                           9,653          8,688

See notes to consolidated financial statements

                           Consolidated Balance Sheets
                           ---------------------------

                                                                                March 31     December 31      March 31
(Dollars in thousands) (Unaudited)                                                2002           2001           2001
                                                                              ------------   ------------   ------------
Assets
  Cash and due from banks                                                     $  3,110,694   $  4,229,074   $  3,259,873
  Interest-bearing deposits in other banks                                         366,775        185,861        242,371
  Trading account                                                                1,721,314      1,343,602      1,441,437
  Securities available for sale (1)                                             20,200,519     19,656,391     20,274,510
  Funds sold                                                                       893,186      1,495,109        996,791
  Loans held for sale                                                            3,440,609      4,319,594      2,537,483

  Loans                                                                         70,849,149     68,959,222     70,360,077
  Allowance for loan losses                                                       (927,603)      (867,059)      (871,964)
                                                                              ------------   ------------   ------------
     Net loans                                                                  69,921,546     68,092,163     69,488,113

  Premises and equipment                                                         1,623,543      1,584,869      1,605,144
  Goodwill                                                                         968,340        440,497        491,105
  Intangible assets                                                                659,777        370,779        377,436
  Customers' acceptance liability                                                   17,249         55,171        107,848
  Other assets                                                                   3,321,270      2,967,534      2,904,274
                                                                              ------------   ------------   ------------
     Total assets                                                             $106,244,822   $104,740,644   $103,726,385
                                                                              ============   ============   ============

Liabilities and Shareholders' Equity
  Noninterest-bearing consumer and commercial deposits                        $ 15,112,654   $ 16,369,823   $ 13,532,170
  Interest-bearing consumer and commercial deposits                             50,507,691     45,911,419     42,502,291
                                                                              ------------   ------------   ------------
     Total consumer and commercial deposits                                     65,620,345     62,281,242     56,034,461
  Brokered deposits                                                              2,394,722      2,829,687      1,780,828
  Foreign deposits                                                               1,491,740      2,425,493      4,907,375
                                                                              ------------   ------------   ------------
     Total deposits                                                             69,506,807     67,536,422     62,722,664

  Funds purchased                                                               10,254,209     10,104,287     13,546,629
  Other short-term borrowings                                                    1,101,870      1,651,639      2,493,686
  Long-term debt                                                                10,560,021     11,010,580     11,475,889
  Guaranteed preferred beneficial interests in debentures                        1,650,000      1,650,000      1,050,000
  Acceptances outstanding                                                           17,248         55,171        107,848
  Other liabilities                                                              4,577,378      4,372,977      4,499,269
                                                                              ------------   ------------   ------------
     Total liabilities                                                          97,667,533     96,381,076     95,895,985
                                                                              ------------   ------------   ------------

  Preferred stock, no par value; 50,000,000 shares authorized; none issued              --             --             --
  Common stock, $1.00 par value                                                    294,163        294,163        323,163
  Additional paid in capital                                                     1,276,559      1,259,609      1,270,670
  Retained earnings                                                              5,661,825      5,479,951      6,531,995
  Treasury stock and other                                                        (414,518)      (329,408)    (1,903,872)
                                                                              ------------   ------------   ------------
     Realized shareholders' equity                                               6,818,029      6,704,315      6,221,956
  Accumulated other comprehensive income                                         1,759,260      1,655,253      1,608,444
                                                                              ------------   ------------   ------------
     Total shareholders' equity                                                  8,577,289      8,359,568      7,830,400
                                                                              ------------   ------------   ------------
     Total liabilities and shareholders' equity                               $106,244,822   $104,740,644   $103,726,385
                                                                              ============   ============   ============

Common shares outstanding                                                      286,207,564    288,601,607    291,808,231
Common shares authorized                                                       750,000,000    750,000,000    750,000,000
Treasury shares of common stock                                                  7,955,193      5,561,150     31,354,526

(1) Includes net unrealized gains on securities available for sale            $  2,764,849   $  2,632,266   $  2,509,185

See notes to consolidated financial statements

                      Consolidated Statements of Cash Flows
                      -------------------------------------

                                                                        Three Months
                                                                       Ended March 31
                                                                 -------------------------
(Dollars in thousands) (Unaudited)                                  2002          2001
                                                                 -----------   -----------
Cash flows from operating activities:
   Net income                                                    $   304,881   $   337,525
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation, amortization and accretion                        78,717        77,226
      Provisions for loan losses and foreclosed property             163,727        67,419
      Amortization of compensation element of restricted stock         1,741         1,050
      Securities gains                                               (63,450)      (57,117)
      Net gain on sale of assets                                        (742)       (3,124)
      Originated loans held for sale                              (5,259,847)   (3,873,540)
      Sales of loans held for sale                                 6,138,832     3,095,339
      Net increase in accrued interest receivable,
         prepaid expenses and other assets                          (845,044)     (765,758)
      Net increase in accrued interest payable,
         accrued expenses and other liabilities                      123,386       603,754
                                                                 -----------   -----------
         Net cash provided by (used in) operating activities         642,201      (517,226)
                                                                 -----------   -----------

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale       1,172,018       523,480
   Proceeds from sales of securities available for sale            2,557,512     1,168,211
   Purchases of securities available for sale                     (4,073,440)   (1,739,622)
   Net decrease (increase) in loans                                  655,745      (147,545)
   Proceeds from sale of loans                                        39,542        69,400
   Capital expenditures                                               (4,455)       (8,399)
   Proceeds from the sale of other assets                              6,297         7,238
   Loan recoveries                                                    17,523        13,027
   Net cash proceeds in acquisition of Huntington                  1,160,333            --
                                                                 -----------   -----------
      Net cash provided by (used in) investing activities          1,531,075      (114,210)
                                                                 -----------   -----------

Cash flows from financing activities:
   Net decrease in consumer and commercial deposits               (1,152,948)     (601,866)
   Net decrease in foreign and brokered deposits                  (1,368,718)   (6,208,807)
   Net (decrease) increase in funds purchased
      and other short-term borrowings                               (546,563)    3,382,386
   Proceeds from the issuance of long-term debt                      250,695     4,100,000
   Repayment of long-term debt                                      (702,223)     (519,541)
   Proceeds from the exercise of stock options                         3,291         1,710
   Proceeds from stock issuance                                       14,243         7,938
   Proceeds used in the acquisition of treasury stock                (86,711)     (305,127)
   Restricted stock activity                                            (724)           --
   Dividends paid                                                   (123,007)     (117,574)
                                                                 -----------   -----------
      Net cash used in financing activities                       (3,712,665)     (260,881)
                                                                 -----------   -----------
Net decrease in cash and cash equivalents                         (1,539,389)     (892,317)
Cash and cash equivalents at beginning of year                     5,910,044     5,391,352
                                                                 -----------   -----------
Cash and cash equivalents at end of period                       $ 4,370,655   $ 4,499,035
                                                                 ===========   ===========

Supplemental Disclosure
Interest paid                                                    $   504,767   $   939,340
Income taxes (paid) refunded                                         (29,766)       41,562
Non-cash impact of securitizing loans                                     --     1,903,518
Non-cash impact of STAR Systems Inc. sale                                 --        52,919

See notes to consolidated financial statements

                 Consolidated Statements of Shareholders' Equity
                 -----------------------------------------------

                                                                                                   Accumulated
                                                          Additional                  Treasury        Other
                                                Common     Paid in      Retained     Stock and    Comprehensive
(Dollars in thousands) (Unaudited)               Stock     Capital      Earnings       Other*          Income       Total
                                               -----------------------------------------------------------------------------
Balance, January 1, 2001                       $323,163   $1,274,416   $6,312,044   $(1,613,189)   $1,942,774     $8,239,208
Net income                                           --           --      337,525            --            --        337,525
Other comprehensive income:
Adoption of SFAS No. 133                             --           --           --            --       (10,560)       (10,560)
Change in unrealized gains (losses) on
   derivatives, net of taxes                         --           --           --            --       (11,611)       (11,611)
Change in unrealized gains (losses) on
   securities, net of taxes                          --           --           --            --      (312,159)      (312,159)
                                                                                                                  ----------
Total comprehensive income                                                                                             3,195
Cash dividends declared, $0.40 per share             --           --     (117,574)           --            --       (117,574)
Exercise of stock options                            --       (3,951)          --         5,661            --          1,710
Acquisition of treasury stock                        --           --           --      (305,127)           --       (305,127)
Restricted stock activity                            --         (123)          --           123            --             --
Amortization of compensation element
   of restricted stock                               --           --           --         1,050            --          1,050
Issuance of stock for employee benefit plans         --          328           --         7,610            --          7,938
                                               -----------------------------------------------------------------------------
Balance, March 31, 2001                        $323,163   $1,270,670   $6,531,995   $(1,903,872)   $1,608,444     $7,830,400
                                               =============================================================================

Balance, January 1, 2002                       $294,163   $1,259,609   $5,479,951   $  (329,408)   $1,655,253     $8,359,568
Net income                                           --           --      304,881            --            --        304,881
Other comprehensive income:
Change in unrealized gains (losses) on
   derivatives, net of taxes                         --           --           --            --        17,828         17,828
Change in unrealized gains (losses) on
   securities, net of taxes                          --           --           --            --        86,179         86,179
                                                                                                                  ----------
Total comprehensive income                                                                                           408,888
Cash dividends declared, $0.43 per share             --           --     (123,007)           --            --       (123,007)
Exercise of stock options                            --       (3,101)          --         6,392            --          3,291
Acquisition of treasury stock                        --           --           --       (86,711)           --        (86,711)
Restricted stock activity                            --       (2,231)          --         1,507            --           (724)
Amortization of compensation element
   of restricted stock                               --       20,224           --       (18,483)           --          1,741
Issuance of stock for employee benefit plans         --        2,058           --        12,185            --         14,243
                                               -----------------------------------------------------------------------------
Balance, March 31, 2002                        $294,163   $1,276,559   $5,661,825   $  (414,518)   $1,759,260     $8,577,289
                                               =============================================================================

* Balance at March 31, 2001 includes $1,862,702 for treasury stock and $41,170 for compensation element of restricted stock.
     Balance at March 31, 2002 includes $378,742 for treasury stock and $35,776 for compensation element of restricted stock.

See notes to consolidated financial statements

             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------

Note 1 - Accounting Policies

The consolidated interim financial statements of SunTrust Banks, Inc. ("SunTrust" or "Company") are unaudited. All significant intercompany accounts and transactions have been eliminated. These financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2001. There have been no significant changes to the Company's Accounting Policies as disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2001.

Note 2 - Acquisitions

The Company completed the acquisition of the Florida banking franchise of Huntington Bancshares, Inc. ("Huntington") on February 15, 2002. This acquisition enhances the Company's position in the high growth markets of eastern and western Florida and solidifies its presence as a leading financial services provider in the state of Florida.

     The consolidated statement of income includes the results of operations for Huntington from the February 15, 2002 acquisition date. The transaction resulted in $524 million of goodwill, $255 million of core deposit intangibles and $13 million of other intangibles, all of which are deductible for tax purposes. The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of seven years using the sum-of-years-digits method. The amount allocated to other intangibles represents the identifiable intangible asset for trust and brokerage customer lists. This intangible asset is being amortized over the estimated useful life of seven years using the straight-line method.

     The following condensed balance sheet discloses the amounts assigned to each major asset and liability caption at the acquisition date, net of amounts sold to FloridaFirst Bancorp, Inc.:

(Dollars in thousands) (Unaudited)

Assets

 Cash and due from banks          $1,160,333
 Loans                             2,684,384
 Allowance for loan losses           (15,531)
                                  ----------
  Net loans                        2,668,853
 Goodwill                            523,694
 Intangible assets                   267,559
 Other assets                         73,927
                                  ----------
    Total assets                  $4,694,366
                                  ==========

Liabilities
 Total deposits                   $4,495,210
 Short term borrowings               146,716
 Other liabilities                    52,440
                                  ----------
    Total liabilities             $4,694,366
                                  ==========

       ------------------------------------------------------------------

     The following condensed income statement discloses the pro forma results of the Company as though the Huntington acquisition had occurred at the beginning of the respective periods:

(In thousands) (Unaudited)
                                                            Three Months Ended March 31, 2002
                                            ---------------------------------------------------------------
                                               SunTrust                          Pro Forma       Pro Forma
                                            Banks, Inc. /1/   Huntington /2/   Adjustments /3/   Combined
                                            ---------------   --------------   ---------------   ----------
Interest and dividend income                  $1,297,589         $27,369          $ (1,731)      $1,323,227
Interest expense                                 499,483          15,002            (6,317)         508,168
                                              ----------         -------          --------       ----------

Net interest income                              798,106          12,367             4,586          815,059
Provision for loan losses                        163,575           1,723                --          165,298
                                              ----------         -------          --------       ----------
Net interest income after
   provision for loan losses                     634,531          10,644             4,586          649,761

Noninterest income                               615,282           5,522                --          620,804
Noninterest expense                              837,628          14,714            10,924          863,266
                                              ----------         -------          --------       ----------
Income before provision for income taxes         412,185           1,452            (6,338)         407,299
Provision for income taxes                       107,304             465            (2,218)         105,551
                                              ----------         -------          --------       ----------
   Net income                                 $  304,881         $   987          $ (4,120)      $  301,748
                                              ==========         =======          ========       ==========

Net income per average common share:
   Diluted                                    $     1.06                                         $     1.05
   Basic                                            1.07                                               1.06

                                                            Three Months Ended March 31, 2001
                                            ---------------------------------------------------------------
                                               SunTrust                          Pro Forma       Pro Forma
                                            Banks, Inc. /4/   Huntington /5/   Adjustments /6/   Combined
                                            ---------------   --------------   ---------------   ----------
Interest and dividend income                  $1,743,874         $71,393          $ (2,597)      $1,812,670
Interest expense                                 939,017          46,303            (9,476)         975,844
                                              ----------         -------          --------       ----------

Net interest income                              804,857          25,090             6,879          836,826
Provision for loan losses                         67,300           3,728                --           71,028
                                              ----------         -------          --------       ----------
Net interest income after
   provision for loan losses                     737,557          21,362             6,879          765,798

Noninterest income                               525,919          11,591                --          537,510
Noninterest expense                              742,697          26,802            32,384          801,883
                                              ----------         -------          --------       ----------
Income before provision for income taxes         520,779           6,151           (25,505)         501,425
Provision for income taxes                       183,254           1,968            (8,927)         176,295
                                              ----------         -------          --------       ----------
Net income                                    $  337,525         $ 4,183          $(16,578)      $  325,130
                                              ==========         =======          ========       ==========

Net income per average common share:
   Diluted                                    $     1.14                                         $     1.10
   Basic                                            1.16                                               1.11

/1/ The reported results of SunTrust Banks, Inc. for the three months ended March 31, 2002 include the results of the acquired Florida franchise of Huntington from the February 15, 2002 acquisition date. Also included is a one-time provision for loan losses of $45.3 million related to Huntington.
/2/ The estimated results of the acquired Florida franchise of Huntington from January 1, 2002 through February 14, 2002.
/3/ Pro Forma adjustments include the following items: amortization of core deposit and other intangibles of $10.9 million, amortization of loan purchase accounting adjustment of $1.7 million, and accretion of time deposit purchase accounting adjustment of $6.3 million.
/4/ The reported results of SunTrust Banks, Inc. for the three months ended March 31, 2001.
/5/ The estimated results of the acquired Florida franchise of Huntington for the three months ended March 31, 2001.
/6/ Pro Forma adjustments include the following items: merger related expenses of $16.0 million, amortization of core deposit and other intangibles of $16.4 million, amortization of loan purchase accounting adjustment of $2.6 million, and accretion of time deposit purchase accounting adjustment of $9.5 million.

       ------------------------------------------------------------------

Note 3 - Recent Accounting Developments

In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. Additionally, SFAS No. 141 enhances the disclosures related to business combinations, which are included in this report, and requires that all intangible assets acquired in a business combination be reported separately from goodwill. These intangible assets must then be assigned to a specifically identified reporting unit and assigned a useful life. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

          SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Year-to-date March 31, 2001 earnings included net-of-tax amortization of goodwill totaling $6.9 million. Goodwill will be subject to, at least, an annual assessment for impairment by applying a two step fair-value based test. Additionally, SFAS No. 142 enhances the disclosures related to goodwill and intangible assets, which are included in this report. SunTrust adopted SFAS No. 142 effective January 1, 2002. Goodwill currently carried on the balance sheet was subject to an initial assessment for impairment. The Company has completed its initial assessment review and determined that there is no impairment of goodwill as of January 1, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations with the exception of no longer amortizing goodwill.

          In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS No. 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently, financial statements of different entities will be more comparable. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002; however, earlier application is encouraged. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

          SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued during the third quarter of 2001. SFAS No. 144 supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which previously governed impairment of long-lived assets, and ABP Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which addressed the disposal of a business segment. This Statement improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed of by sale and by broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 effective January 1, 2002 and it did not have a material impact on the Company's financial position or results of operations.

Note 4 - Intangible Assets

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002. The Company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying

       ------------------------------------------------------------------

amount. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2001 and 2002 are as follows:

                                                             Corporate
                                                                and                  Private
                                                             Investment               Client
(Dollars in thousands) (Unaudited)    Retail    Commercial    Banking     Mortgage   Services   Corporate/Other    Total
                                     -------------------------------------------------------------------------------------
Balance, January 1, 2001             $337,283    $16,951      $118,180     $2,014    $    --          $--         $474,428
Amortization                           (5,589)      (263)       (1,342)       (39)        --           --           (7,233)
AMAHoldings, Inc. acquisition              --         --            --         --     22,172           --           22,172
Contingent consideration                   --      1,738            --         --         --           --            1,738
                                     -------------------------------------------------------------------------------------
Balance, March 31, 2001              $331,694    $18,426      $116,838     $1,975    $22,172          $--         $491,105
                                     =====================================================================================

Balance, January 1, 2002             $299,984    $20,781      $ 93,442     $1,859    $24,431          $--         $440,497
Huntington acquisition                523,694         --            --         --         --           --          523,694
Purchase price adjustment                  --      3,078         1,071         --         --           --            4,149
                                     -------------------------------------------------------------------------------------
Balance, March 31, 2002              $823,678    $23,859      $ 94,513     $1,859    $24,431          $--         $968,340
                                     =====================================================================================

The Company adopted SFAS No. 142, in its entirety, effective January 1, 2002. The following presents the net income that would have been reported, exclusive of goodwill amortization.

                                                      Three Months Ended
                                                 -------------------------------
(Dollars in thousands) (Unaudited)               March 31, 2002   March 31, 2001
                                                 --------------   --------------
Reported net income                                 $304,881         $337,525
Add: Goodwill amortization, net of taxes                  --            6,909
                                                    --------         --------
Adjusted net income                                 $304,881         $344,434
                                                    ========         ========

Reported diluted earnings per share                     1.06             1.14
Add: Goodwill amortization, net of taxes                  --             0.02
                                                    --------         --------
Adjusted diluted earnings per share                 $   1.06         $   1.16
                                                    ========         ========

Reported basic earnings per share                       1.07             1.16
Add: Goodwill amortization, net of taxes                  --             0.02
                                                    --------         --------
Adjusted basic earnings per share                   $   1.07         $   1.18
                                                    ========         ========

       ------------------------------------------------------------------

The changes in the carrying amounts of other intangible assets for the three months ended March 31, 2001 and 2002 are as follows:

                                       Core       Mortgage
                                      Deposit    Servicing
(Dollars in thousands) (Unaudited)  Intangible     Rights     Other      Total
                                    --------------------------------------------
Balance, January 1, 2001             $ 20,878    $314,996    $   558   $336,432
Amortization                           (1,024)    (21,172)       (33)   (22,229)
Servicing rights acquired                  --      19,273         --     19,273
Servicing rights originated                --      43,960         --     43,960
                                    --------------------------------------------
Balance, March 31, 2001              $ 19,854    $357,057    $   525   $377,436
                                    ============================================

Balance, January 1, 2002             $ 19,158    $351,200    $   421   $370,779
Amortization                           (6,348)    (40,816)      (184)   (47,348)
Servicing rights acquired                  --      13,967         --     13,967
Servicing rights originated                --      54,820         --     54,820
Huntington acquisition                254,959          --     12,600    267,559
                                    --------------------------------------------
Balance, March 31, 2002              $267,769    $379,171    $12,837   $659,777
                                    ============================================

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for 2002 and the subsequent five years is as follows:

(Dollars in thousands)(Unaudited)

                                    Core Deposit
                                     Intangible     Other     Total
                                    ------------   -------   --------
2002                                  $ 57,261     $ 1,637   $ 58,898
2003                                    60,287       1,937     62,224
2004                                    50,432       1,920     52,352
2005                                    39,948       1,827     41,775
2006                                    30,618       1,800     32,418
2007                                    21,515       1,800     23,315
Thereafter                              14,056       2,100     16,156
                                    ------------   -------   --------
Total                                 $274,117     $13,021   $287,138
                                    ============   =======   ========

       ------------------------------------------------------------------

Note 5 - Comprehensive Income

Comprehensive income for the three months ended March 31, 2002 and 2001 is calculated as follows:

(Dollars in thousands) (Unaudited)
                                                                      2002       2001
                                                                    --------   ---------
Unrealized gain (loss) on available for sale securities, net, recognized in other comprehensive income:
      Before income tax                                             $132,583   $(480,245)
      Income tax                                                      46,404    (168,086)
                                                                    --------   ---------
      Net of income tax                                             $ 86,179   $(312,159)
                                                                    ========   =========

Amounts reported in net income:
   Gain on sale of securities                                       $ 63,450   $  57,117
   Net amortization (accretion)                                        4,183      (4,426)
                                                                    --------   ---------
   Reclassification adjustment                                        67,633      52,691
   Income tax                                                        (23,672)    (18,442)
                                                                    --------   ---------
   Reclassification adjustment, net of tax                          $ 43,961   $  34,249
                                                                    ========   =========

   Unrealized gain (loss) on available for sale securities
   arising during period, net of tax                                $130,140   $(277,910)
   Reclassification adjustment, net of tax                           (43,961)    (34,249)
                                                                    --------   ---------
      Net unrealized gain (loss) on available for sale securities
         recognized in other comprehensive income                   $ 86,179   $(312,159)
                                                                    ========   =========

Unrealized gain (loss) on derivative financial instruments, net, recognized in other comprehensive income:
      Before income tax                                             $ 27,428   $ (50,355)
      Income tax                                                      (9,600)     17,624
                                                                    --------   ---------
      Net of income tax                                             $ 17,828   $ (32,731)
                                                                    ========   =========

Cumulative effect of change in accounting principle                 $     --   $ (16,246)
   Income tax                                                             --       5,686
                                                                    --------   ---------
   Cumulative effect of change in accounting principle,
      net of tax                                                    $     --   $ (10,560)
                                                                    ========   =========

Reclassification of losses from other comprehensive
   income to earnings                                               $  1,934   $   3,036
Income tax                                                              (677)     (1,063)
                                                                    --------   ---------
Reclassification adjustment, net of tax                             $  1,257   $   1,973
                                                                    ========   =========

Cumulative effect of change in accounting principle,
   net of tax                                                       $     --   $ (10,560)
Unrealized gain (loss) on derivative financial instruments
   arising during period, net of tax                                  16,571     (13,584)
Reclassification adjustment, net of tax                                1,257       1,973
                                                                    --------   ---------
      Net unrealized gain (loss) on derivative instruments
         recognized in other comprehensive income                   $ 17,828   $ (22,171)
                                                                    ========   =========

Total unrealized gains (losses) recognized in
   other comprehensive income                                       $104,007   $(334,330)
Net income                                                           304,881     337,525
                                                                    --------   ---------
Total comprehensive income                                          $408,888   $   3,195
                                                                    ========   =========

       ------------------------------------------------------------------

Note 6 - Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted earnings per share ("EPS"). Shares of 2.7 million and 3.7 million for the periods ended March 31, 2002 and 2001, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2002 and 2001 is included in the following table:

                                                               Three Months
(In thousands, except per share data) (Unaudited)             Ended March 31
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------
Diluted
--------

Net income                                                 $304,881     $337,525
                                                           --------     --------

Average common shares outstanding                           284,055      291,805
Effect of dilutive securities:
   Stock options                                              1,716        2,140
   Performance restricted stock                               1,604        1,887
                                                           --------     --------
Average diluted common shares                               287,375      295,832
                                                           --------     --------
Earnings per common share - diluted:
   Net income                                              $   1.06     $   1.14
                                                           ========     ========

Basic
-----

Net income                                                 $304,881     $337,525
                                                           --------     --------
Average common shares                                       284,055      291,805
                                                           --------     --------
Earnings per common share - basic:
   Net income                                              $   1.07     $   1.16
                                                           ========     ========

Note 7 - Business Segment Reporting

Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting practices equivalent to generally accepted accounting principles. Therefore, the disclosure of business segment performance is not necessarily comparable with similar information presented by any other financial institution.

     The Company utilizes a matched maturity funds transfer pricing methodology to transfer the interest rate risk of all assets and liabilities to the Corporate Treasury area which manages the interest rate risk of the Company. Differences in the aggregate amounts of transfer priced funds charges and credits are reflected in the Corporate/Other Line of Business segment. A system of internal credit transfers is utilized to recognize supportive business services across Lines of Business. The net results of these credits are reflected in each Line of Business segment. The cost of operating office premises is charged to the Lines of Business by use of an internal cost transfer process. Allocations of certain administrative support expenses and customer transaction processing expenses are also reflected in each Line of Business segment. The offset to these expense allocations, as well as the amount of any unallocated expenses, is reported in the Corporate/Other Line of Business segment.

       ------------------------------------------------------------------

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

     The Company is currently in the process of building and implementing further enhancements to its internal management reporting system that are expected to be implemented throughout 2002. Once complete, the items reported for each Line of Business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced interest income, net of credit risk premiums; direct non-interest income; Internal credit transfers between Lines of Business for supportive business services; and fully absorbed expenses. The internal management reporting system and the business segment disclosures for each Line of Business do not currently include attributed economic capital, nor fully absorbed expenses. Any amounts not currently reported in each Line of Business segment are reported in the Corporate/Other segment. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment.

     The tables on page 15 disclose selected financial information for SunTrust's new reportable business segments for the three months ended March 31, 2002 and 2001.

       ------------------------------------------------------------------

(Dollars in thousands) (Unaudited)
                                                                  Three Months Ended March 31, 2002
                                --------------------------------------------------------------------------------------------------
                                                           Corporate and               Private
                                                            Investment                  Client
                                  Retail     Commercial       Banking      Mortgage    Services    Corporate/ Other   Consolidated
                                --------------------------------------------------------------------------------------------------
Average total assets           $21,543,677  $21,455,904    $20,537,334   $19,264,633  $1,720,382     $20,274,166      $104,796,096
Average total liabilities       49,659,018    9,094,931      5,038,803     1,186,206   1,538,591      29,892,693        96,410,242
Average total equity                    --           --             --            --          --       8,385,854         8,385,854
                                --------------------------------------------------------------------------------------------------
Net interest income (FTE)/1/       404,914      150,877         70,637        94,026      12,310          74,887           807,651
Provision for loan losses/2/        23,519       10,989         54,013         1,722         646          72,686           163,575
                                --------------------------------------------------------------------------------------------------
Net interest revenue               381,395      139,888         16,624        92,304      11,664           2,201           644,076
Noninterest revenue                172,057       75,882        122,502        32,139     161,032          51,670           615,282
Noninterest expense                329,129      101,878        100,858        86,723     119,514          99,526           837,628

                                --------------------------------------------------------------------------------------------------
Total income before taxes          224,323      113,892         38,268        37,720      53,182         (45,655)          421,730
Provision for income taxes/3/           --           --             --            --          --         116,849           116,849
                                --------------------------------------------------------------------------------------------------
Net income                     $   224,323  $   113,892    $    38,268   $    37,720   $  53,182     $  (162,504)     $    304,881
                                ==================================================================================================

                                                                  Three Months Ended March 31, 2001
                                --------------------------------------------------------------------------------------------------
                                                          Corporate and                Private
                                                            Investment                  Client
                                  Retail     Commercial       Banking      Mortgage    Services    Corporate/ Other   Consolidated
                                --------------------------------------------------------------------------------------------------
Average total assets           $19,545,007  $20,126,478    $22,731,057   $19,410,215  $1,286,110     $20,126,499      $103,225,366
Average total liabilities       44,459,356    8,607,367      4,303,982       747,346   1,515,561      35,502,536        95,136,148
Average total equity                    --           --             --            --          --       8,089,218         8,089,218
                                --------------------------------------------------------------------------------------------------
Net interest income (FTE)(1)       378,641      146,285         69,330        40,854      11,346         168,771           815,227
Provision for loan losses(2)        11,646        8,098         18,975         1,923         291          26,367            67,300
                                --------------------------------------------------------------------------------------------------
Net interest revenue               366,995      138,187         50,355        38,931      11,055         142,404           747,927
Noninterest revenue                150,039       56,916         90,375        53,662     150,889          24,038           525,919
Noninterest expense                286,533       95,087         85,455        72,135     100,433         103,054           742,697

                                --------------------------------------------------------------------------------------------------
Total income before taxes          230,501      100,016         55,275        20,458      61,511          63,388           531,149
Provision for income taxes(3)           --           --             --            --          --         193,624           193,624
                                --------------------------------------------------------------------------------------------------
Net income                     $   230,501  $   100,016    $    55,275   $    20,458  $   61,511     $  (130,236)     $    337,525
                                ==================================================================================================

/1/ Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis.
/2/ Provision for loan losses includes a credit risk premium charge for the lines of business.
/3/ Includes regular income tax provision and taxable-equivalent income adjustment reversal of $9,545 and $10,370 for the three months ended March 31, 2002 and 2001, respectively.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc., one of the nation's largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust's principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, Virginia and the District of Columbia. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

SunTrust has 1,196 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,359 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the first quarter of 2002 should be read in conjunction with the financial statements, notes and other information contained in this document. In Management's Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis, which is adjusted for the tax-favored status of income from certain loans and investments. Additionally, the Company presents a return on average realized shareholders' equity, as well as a return on average total shareholders' equity. The return on average realized shareholders' equity excludes net unrealized security gains. Due to its ownership of 48 million shares of common stock of The Coca-Cola Company resulting in an unrealized net gain of $2.5 billion as of March 31, 2002, the Company believes that this measure is more indicative of its return on average shareholders' equity when comparing performance to other companies.

SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time. The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

The results of operations for the three months ended March 31, 2002 are not indicative of the results that may be attained for any other period. In this discussion, net interest income and the net interest margin are presented on a taxable-equivalent basis and the ratios are presented on an annualized basis.

Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, SunTrust will no longer amortize goodwill. See "Recent Accounting Developments" on page 9 of the Notes to the Consolidated Financial Statements for further information.

In addition, the preparation of the financial statements, upon which Management's Discussion is based, requires Management to make estimates which impact these financial statements. The Company disclosed its Accounting Policies on pages 48 through 51 of the Annual Report on Form 10-K/A for the year ended December 31, 2001. There have been no significant changes to the Company's Accounting Policies as disclosed in this report.

EARNINGS ANALYSIS

SunTrust reported earnings of $304.9 million for the first quarter of 2002, a decrease of $32.6 million, or 9.7%, compared to $337.5 million in the same period last year. In the first quarter of 2002, results included $39.8 million after-tax in nonrecurring expenses associated with the Company's acquisition of the Florida franchise of Huntington Bancshares, Inc. The following table reconciles reported diluted earnings per share to operating diluted earnings per share for the three months ended March 31, 2002 and 2001:

(Unaudited)                                  Three Months
                                            Ended March 31
                                            --------------
                                            2002     2001
                                            -----    -----
Reported diluted earnings per share         $1.06    $1.14
Merger-related expenses                      0.14       --
                                            -----    -----
Operating diluted earnings per share        $1.20    $1.14
                                            =====    =====

Net interest income decreased $7.6 million, or 0.9%, from the first quarter of 2001 to the first quarter of 2002. This was due to lower loan related revenues associated with the weak economy as average loans, adjusted for securitizations and the impact of Huntington, were down 3% from the first quarter of 2001.

The provision for loan losses was $163.6 million for the first quarter of 2002, an increase of $96.3 million, or 143.1%, over the same period last year. The increase was due to $45.3 million of additional, one-time provision expenses related to the Huntington acquisition and increased consumer and commercial charge-offs due to the weakened economy.

Total noninterest income, excluding securities gains, was $551.8 million, an increase of $83.0 million, or 17.7%, over the prior year's first quarter. The increase is in part attributable to a $30.7 million, or 218.1%, growth in investment banking income as the Company benefited from improvements in the performance of its equity capital markets business and the addition of the institutional business of Robinson-Humphrey. In addition, combined service charges on deposit accounts and other charges and fees increased $40.8 million, or 23.2%, due to increased usage of products and services, a more consistent pricing strategy throughout its markets and a lower earnings credit rate. The acquisition of Huntington contributed $5.5 million of noninterest income for the first quarter of 2002, primarily in service charges on deposit accounts and other charges and fees.

Total noninterest expense increased $94.9 million, or 12.8%, over the first quarter of 2001 to $837.6 million. Personnel expenses increased $52.0 million, or 12.0%, due to increased benefits costs and the acquisitions of Huntington, the institutional business of Robinson-Humphrey and AMA Holdings, Inc. The acquisition of Huntington resulted in $36.2 million of noninterest expense for the first quarter of 2002 including approximately $16.0 million of one-time merger-related charges for operations and systems integration. Also contributing to the overall increase was a $9.8 million increase in One Bank expenses compared to the first quarter of 2001. The One Bank initiative system enhancements are expected to yield future operating efficiencies in customer based systems across the Company's geographic footprint. It is anticipated that the Company will complete these enhancements during the fourth quarter of 2002.

Selected Quarterly Financial Data                                                                                Table 1
(Dollars in millions except per share data) (Unaudited)                             Quarters
                                                          --------------------------------------------------------------
                                                             2002                            2001
                                                          ----------   -------------------------------------------------
                                                              1            4            3            2            1
                                                          ----------   ----------   ----------   ----------   ----------
Summary of Operations
Interest and dividend income                              $  1,297.6   $  1,391.1   $  1,509.9   $  1,634.7   $  1,743.9
Interest expense                                               499.5        571.1        706.1        810.8        939.0
                                                          ----------   ----------   ----------   ----------   ----------
Net interest income                                            798.1        820.0        803.8        823.9        804.9
Provision for loan losses                                      163.6         88.1         80.2         39.6         67.3
                                                          ----------   ----------   ----------   ----------   ----------
Net interest income after
   provision for loan losses                                   634.5        731.9        723.6        784.3        737.6
Noninterest income(1)                                          615.3        557.7        550.4        521.8        525.9
Noninterest expense(2)(3)(4)                                   837.6        830.2        776.8        763.8        742.7
                                                          ----------   ----------   ----------   ----------   ----------
Income before provision for income
   taxes and extraordinary items                               412.2        459.4        497.2        542.3        520.8
Provision for income taxes                                     107.3        126.8        163.1        177.3        183.3
                                                          ----------   ----------   ----------   ----------   ----------
Income before extraordinary items                              304.9        332.6        334.1        365.0        337.5
Extraordinary gain (loss), net of taxes(5)                        --         24.1           --        (17.8)          --
                                                          ----------   ----------   ----------   ----------   ----------
Net income                                                $    304.9   $    356.7   $    334.1   $    347.2   $    337.5
                                                          ==========   ==========   ==========   ==========   ==========
Net interest income (taxable-equivalent)                  $    807.7   $    830.1   $    813.9   $    834.1   $    815.2

Per Common Share
Diluted
   Income before extraordinary items                      $     1.06   $     1.16   $     1.15   $     1.25   $     1.14
   Extraordinary gain (loss), net of taxes                        --         0.08           --        (0.06)          --
                                                          ----------   ----------   ----------   ----------   ----------
   Net income                                                   1.06         1.24         1.15         1.19         1.14
Basic
   Income before extraordinary items                            1.07         1.17         1.17         1.27         1.16
   Extraordinary gain (loss), net of taxes                        --         0.08           --        (0.06)          --
                                                          ----------   ----------   ----------   ----------   ----------
   Net income                                                   1.07         1.25         1.17         1.21         1.16

Dividends declared                                              0.43         0.40         0.40         0.40         0.40
Book value                                                     29.97        28.97        28.40        27.29        26.83
Market price
   High                                                        68.47        67.93        72.35        66.38        68.07
   Low                                                         58.32        58.10        60.10        59.25        57.29
   Close                                                       66.73        62.70        66.60        64.78        64.80

Selected Average Balances
Total assets                                              $104,796.1   $103,882.0   $101,246.0   $103,194.2   $103,225.4
Earning assets                                              93,198.1     92,440.9     90,588.0     92,570.8     92,553.9
Loans                                                       69,694.6     69,547.1     69,024.0     69,900.5     71,654.4
Consumer and commercial deposits                            62,211.5     59,085.8     57,081.1     56,343.6     54,538.6
Brokered and foreign deposits                                5,432.4      6,268.1      6,086.6      8,017.1     10,870.0
Realized shareholders' equity                                6,729.8      6,530.6      6,305.4      6,208.8      6,264.6
Total shareholders' equity                                   8,385.9      8,334.5      7,996.1      7,873.4      8,089.2

Common shares - diluted (thousands)                          287,375      289,319      289,601      291,677      295,832
Common shares - basic (thousands)                            284,055      285,645      285,570      287,878      291,805

Financial Ratios (Annualized)
Return on average assets                                        1.21%        1.40%        1.34%        1.38%        1.36%
Return on average realized shareholders' equity                18.37        21.67        21.02        22.43        21.85
Return on average total shareholders' equity                   14.74        16.98        16.58        17.68        16.92
Net interest margin                                             3.51         3.56         3.56         3.61         3.57

(1) Includes securities gains of $63.5 million for the first quarter of 2002 and $32.1, $36.2, $27.7 and $4.2 million for the fourth, third, second and first quarters of 2001, respectively, related to the Company's securities portfolio repositioning. An additional $52.9 million security gain was recorded in the first quarter of 2001 on the sale of Star Systems, Inc.
(2) Includes enhancements to customer based systems of $16.8 million for the first quarter of 2002 and $15.5, $17.5, $14.7 and $7.0 million for the fourth, third, second and first quarters of 2001, respectively, related to the One Bank initiative.
(3) Includes merger-related expenses of $16.0 million for the first quarter of 2002 related to the acquisition of the Florida franchise of Huntington Bancshares.
(4) Includes Wachovia proposal expenses of $32.0 million for the third quarter of 2001.
(5) Represents the gain on the Company's early extinguishment of long-term debt during the fourth quarter of 2001, net of $13.0 million in taxes, and the loss of the Company's early extinguishment of long-term debt during the second quarter of 2001, net of $9.6 million in taxes.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)

                                                   Quarter Ended
                                                   -----------------------------------------------------------------
                                                             March 31, 2002                  December 31, 2001
                                                   -------------------------------   -------------------------------
                                                     Average     Income/   Yields/     Average     Income/   Yields/
                                                    Balances     Expense    Rates     Balances     Expense    Rates
                                                   ----------   --------   -------   ----------   --------   -------
Assets
Loans:(1)
   Taxable                                         $ 68,473.6   $  980.4    5.81%    $ 68,348.8   $1,057.0    6.14%
   Tax-exempt(2)                                      1,221.0       17.6    5.85        1,198.3       18.6    6.16
                                                   -------------------------------   -------------------------------
      Total loans                                    69,694.6      998.0    5.81       69,547.1    1,075.6    6.14
Securities available for sale:
   Taxable                                           15,943.1      221.1    5.55       15,798.9      236.8    6.00
   Tax-exempt(2)                                        424.4        7.4    6.95          441.7        7.8    7.05
                                                   -------------------------------   -------------------------------
      Total securities available for sale            16,367.5      228.5    5.58       16,240.6      244.6    6.02
Funds sold                                            1,175.7        5.3    1.79        1,193.8        7.3    2.38
Loans held for sale                                   4,084.4       67.6    6.62        3,777.0       65.5    6.94
Interest-bearing deposits                               328.6        1.5    1.86          233.5        1.2    2.17
Trading account                                       1,547.3        6.3    1.65        1,448.9        7.0    1.91
                                                   -------------------------------   -------------------------------
      Total earning assets                           93,198.1    1,307.2    5.69       92,440.9    1,401.2    6.01
Allowance for loan losses                              (897.3)                           (867.0)
Cash and due from banks                               3,360.2                           3,521.6
Premises and equipment                                1,613.1                           1,586.4
Other assets                                          4,931.3                           4,430.0
Unrealized gains on securities
available for sale                                    2,590.7                           2,770.1
                                                   -------------------------------   -------------------------------
      Total assets                                 $104,796.1                        $103,882.0
                                                   ===============================   ===============================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
   NOW/money market                                $  9,620.0   $   18.1    0.76%    $  8,921.1   $   20.2    0.90%
   Money Market - regular                            19,191.0       83.8    1.77       18,004.0      101.6    2.24
   Savings                                            6,271.9       23.7    1.54        5,989.3       28.4    1.88
   Consumer time                                      9,040.8       92.0    4.13        8,556.8       97.6    4.53
   Other time                                         3,491.6       30.8    3.57        3,457.0       38.5    4.42
                                                   -------------------------------   -------------------------------
      Total interest bearing consumer
      and commercial deposits                        47,615.3      248.4    2.12       44,928.2      286.3    2.53
   Brokered deposits                                  2,646.9       40.8    6.16        2,910.8       21.3    2.86
   Foreign deposits                                   2,785.5       11.8    1.70        3,357.3       18.3    2.13
                                                   -------------------------------   -------------------------------
      Total interest-bearing deposits                53,047.7      301.0    2.30       51,196.3      325.9    2.53
Funds purchased                                      10,241.5       35.5    1.39       10,339.0       47.1    1.78
Other short-term borrowings                           1,265.5        4.8    1.54        1,582.2        8.8    2.19
Long-term debt                                       12,273.0      158.2    5.23       12,870.5      189.3    5.84
                                                   -------------------------------   -------------------------------
      Total interest-bearing liabilities             76,827.7      499.5    2.64       75,988.0      571.1    2.98
Noninterest-bearing deposits                         14,596.1                          14,157.6
Other liabilities                                     4,986.4                           5,401.9
Realized shareholders' equity                         6,729.8                           6,530.6
Accumulated other comprehensive income                1,656.1                           1,803.9
                                                   -------------------------------   -------------------------------
      Total liabilities and shareholders' equity   $104,796.1                        $103,882.0
                                                   ===============================   ===============================
Interest rate spread                                                        3.05%                             3.03%
                                                   -------------------------------   -------------------------------
Net Interest Income                                             $  807.7                          $  830.1
                                                   -------------------------------   -------------------------------
Net Interest Margin(3)                                                      3.51%                             3.56%
                                                   -------------------------------   -------------------------------

(1) Interest income includes loan fees of $29.4, $40.2, $36.9, $35.6 and $36.0 million in the quarters ended March 31, 2002 and December 31, September 30, June 30, and March 31, 2001, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2) Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $9.5, $10.1, $10.1, $10.2 and $10.4 million in the quarters ended March 31, 2002 and December 31, September 30, June 30, and March 31, 2001, respectively.

                                     Table 2

Quarter Ended
---------------------------------------------------------------------------------------------------
       September 30, 2001                    June 30, 2001                   March 31, 2001
-------------------------------   -------------------------------   -------------------------------
  Average     Income/   Yields/    Average      Income/   Yields/     Average    Income/    Yields/
 Balances     Expense    Rates     Balances     Expense    Rates     Balances    Expense     Rates
----------   --------   -------   ----------   --------   -------   ----------   --------   -------


$ 67,894.6   $1,162.1    6.79%    $ 68,810.9   $1,258.7    7.34%    $ 70,552.3   $1,385.0    7.96%
   1,129.4       19.1    6.71        1,089.6       19.8    7.28        1,102.1       20.9    7.68
-------------------------------   -------------------------------   -------------------------------
  69,024.0    1,181.2    6.79       69,900.5    1,278.5    7.34       71,654.4    1,405.9    7.96

  15,152.8      248.9    6.57       16,756.8      278.2    6.64       15,920.2      270.0    6.78
     447.8        9.1    8.17          455.9        9.4    8.24          449.6        9.4    8.32
-------------------------------   -------------------------------   -------------------------------
  15,600.6      258.0    6.62       17,212.7      287.6    6.68       16,369.8      279.4    6.83
   1,271.6       11.6    3.57        1,176.4       13.4    4.50        1,361.1       18.9    5.56
   3,182.5       57.5    7.22        2,829.8       51.9    7.34        1,988.3       36.5    7.35
     323.6        3.3    3.99           83.1        0.7    3.72           26.0        0.4    6.79
   1,185.7        8.4    2.83        1,368.3       12.8    3.75        1,154.3       13.2    4.61
-------------------------------   -------------------------------   -------------------------------
  90,588.0    1,520.0    6.66       92,570.8    1,644.9    7.13       92,553.9    1,754.3    7.69
    (872.8)                           (868.9)                           (896.7)
   3,315.2                           3,373.7                           3,321.7
   1,594.2                           1,601.4                           1,617.1
   4,019.0                           3,955.5                           3,761.5

   2,602.4                           2,561.7                           2,867.9
-------------------------------   -------------------------------   -------------------------------
$101,246.0                        $103,194.2                        $103,225.4
===============================   ===============================   ===============================



$  8,328.6   $   23.9    1.14%    $  8,410.0   $   26.9    1.28%    $  8,219.2   $   30.2    1.49%
  16,925.5      136.6    3.20       15,369.9      146.2    3.81       12,953.7      143.3    4.48
   6,004.6       40.1    2.65        6,024.8       46.4    3.09        6,251.4       56.6    3.67
   8,870.2      112.1    5.01        9,217.8      123.3    5.37        9,741.0      135.7    5.65
   3,783.0       47.2    4.95        3,829.4       52.7    5.52        4,235.1       62.1    5.95
-------------------------------   -------------------------------   -------------------------------

  43,911.9      359.9    3.25       42,851.9      395.5    3.70       41,400.4      427.9    4.19
   2,797.6       28.0    3.92        2,265.6       26.8    4.68        2,490.3       39.2    6.30
   3,289.0       29.4    3.50        5,751.5       62.6    4.31        8,379.7      117.2    5.59
-------------------------------   -------------------------------   -------------------------------
  49,998.5      417.3    3.31       50,869.0      484.9    3.82       52,270.4      584.3    4.53
  10,616.7       84.8    3.13       12,367.6      125.9    4.03       11,834.6      154.4    5.22
   1,702.1       14.6    3.40        1,367.1       16.0    4.68        1,724.3       24.1    5.66
  12,926.0      189.4    5.81       12,486.2      184.0    5.91       11,688.5      176.3    6.12
-------------------------------   -------------------------------   -------------------------------
  75,243.3      706.1    3.72       77,089.9      810.8    4.22       77,517.8      939.1    4.91
  13,169.2                          13,491.7                          13,138.2
   4,837.3                           4,739.2                           4,480.1
   6,305.4                           6,208.8                           6,264.6
   1,690.7                           1,664.6                           1,824.7
-------------------------------   -------------------------------   -------------------------------
$101,246.0                        $103,194.2                        $103,225.4
===============================   ===============================   ===============================
                         2.94%                             2.91%                             2.78%
-------------------------------   -------------------------------   -------------------------------
             $  813.9                          $  834.1                          $  815.2
-------------------------------   -------------------------------   -------------------------------
                         3.56%                             3.61%                             3.57%
-------------------------------   -------------------------------   -------------------------------

(3) Derivative instruments used to help balance SunTrust's interest-sensitivity position increased net interest income $25.2, $16.8, $17.3, $4.5 million, and decreased net interest income $1.1 million in the quarters ended March 31, 2002 and December 31, September 30, June 30, and March 31, 2001, respectively. Without these swaps, the net interest margin would have been 3.40%, 3.49%, 3.49%, 3.59% and 3.58% in the quarters ended March 31, 2002 and December 31, September 30, June 30, and March 31, 2001, respectively.

Business Segments. Prior to 2001, the Company's segment disclosures were aligned with its geographic regions as defined by its former multiple bank charters. During 2000, as a result of the consolidation of its multiple bank charters into a single legal entity, the Company began to redefine its operating model and created a line of business management structure to overlay its former multiple bank management structure. Beginning in January 2001, the Company implemented significant changes to its internal management reporting system to begin to measure and manage certain business activities by line of business. The Lines of Business are defined as follows:

Retail

The Retail line of business includes loans, deposits, and other fee based services for consumer and private banking clients, as well as business clients with less than $5 million in sales. Retail serves clients through an extensive network of traditional and in-store branches, ATMs, and SunTrust Online (STOLI), the telephone and Internet banking channel. In addition to serving the retail market, the Retail line of business serves as a "port of entry" for new customers who are referred to other lines of business. When client needs change and expand, Retail promotes existing clients into the Private Client Services and Commercial lines of business.

Commercial

The Commercial line of business provides enterprises with a full array of financial solutions including traditional commercial lending, treasury management, financial risk management products and merchant card services. The primary customer segments served by this line of business include "Commercial" ($5 million to $50 million in annual revenues), "Middle Market" ($50 million to $250 million in annual revenues), "Commercial Real Estate" (entities that specialize in Commercial Real Estate activities), "Financial Institutions" (correspondent banking entities), and "Government/Not-for-Profit" entities. Also included in this segment are specialty groups that operate both within and outside of the SunTrust footprint such as Receivables Capital Management (factoring services), Affordable Housing (tax credits related to community development), and Premium Assignment Corporation (insurance premium financing).

Corporate and Investment Banking

Corporate & Investment Banking ("CIB") serves firms with over $250 million in annual revenues in a variety of industries both inside and outside the SunTrust footprint. Industry Specialties include Media & Communications, Energy, Healthcare, Franchise & Distributor Finance, Restaurants, Agrifoods, Fabrics & Furnishings, Business Services, Financial Institutions, Retail & Consumer, and Technology.

Corporate & Investment Banking is comprised of the following units: Corporate Banking, Treasury Management, International Banking, SunTrust Leasing, SunTrust Robinson Humphrey Debt Capital Markets, SunTrust Robinson Humphrey Equity Capital Markets, and SunTrust Equity Partners. These units offer commercial lending and treasury management services, as well as numerous products and services outside of the traditional commercial lending environment.

Mortgage

The Mortgage line of business originates first mortgage loans through retail, broker and correspondent channels. These loans are securitized and sold in the secondary market with servicing rights retained or held in the Company's residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others.

Private Client Services

Private Client Services ("PCS") provides a full array of asset management products and professional services to both individual and institutional clients. PCS' primary segments include brokerage, individual wealth management, and institutional investment management and administration. Individual clients seeking brokerage services may choose between PCS' discount/online, mid-tier, or full service brokerage offerings. PCS also offers professional investment management and trust services to clients seeking active management of their financial resources. Institutional investment management and administration is comprised of Trusco Capital Management, Inc. ("Trusco"), Retirement Services, Endowment & Foundation Services, Corporate Trust, and Stock Transfer. Retirement Services provides administration and custody services for 401(k) and employee defined benefit plans. Endowment & Foundation Services also provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate Trust targets issuers of tax-exempt and corporate debt and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services. Trusco is a registered investment advisor that acts as the investment manager for PCS' institutional clients and the STI Classic Funds.

Corporate/Other

Corporate/Other ("Other") includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises and certain support activities not currently allocated to the aforementioned Lines of Business. The major components of the Other line of business include Enterprise Information Services, which is the primary data processing and operations group, the Corporate Real Estate group, which manages occupancy expense, Marketing, which handles advertising, product management and customer information functions, SunTrust Online, which handles customer phone inquiries and phone sales and manages the internet banking function, Human Resources, which includes the recruiting, training and employee benefit administration functions, Finance, which includes accounting, budgeting, planning, audit, tax, treasury, risk management and internal control. Other functions included in the Other line of business are asset quality administration, loan review, legal and compliance, corporate strategies development and the executive management group. The Other line of business also contains certain expenses that have not been allocated to the primary lines of business, eliminations, and the residual offsets derived from matched-maturity funds transfer pricing and provision for loan losses/credit risk premium allocations.

The following table for SunTrust's reportable business segments compares total income before taxes for the three months ended March 31, 2002 to the same period last year:

                                                                         Table 3
(Dollars in thousands) (Unaudited)             Three Months Ended
                                        -------------------------------
                                        March 31, 2002   March 31, 2001
                                        --------------   --------------
      Lines of Business                 Total Income Before Taxes/1/
--------------------------------        -------------------------------
Retail                                     $224,323         $230,501
Commercial                                  113,892          100,016
Corporate and Investment Banking             38,268           55,275
Mortgage                                     37,720           20,458
Private Client Services                      53,182           61,511
Corporate/Other                             (45,655)          63,388
                                           --------         --------
   Total Consolidated                      $421,730         $531,149
                                           ========         ========

/1/ Includes FTE adjustment of $9,545 and $10,370 for the three months ended March 31, 2002 and March 31, 2001, respectively.

The following analysis details the operating results for each Line of Business for the three months ended March 31, 2002 and 2001.

Retail

Retail's first quarter 2002 income before taxes was $224 million, a decrease of 3% when compared to the first quarter of 2001. Net income was expected to be temporarily lower due to expenditures for the acquisition of Huntington. The Huntington acquisition will bolster SunTrust's historically strong position in the attractive Florida market. However, the acquisition necessitated extra expenditures during the first quarter of 2002. The temporarily higher levels of expense were necessary in order to execute a smooth transition on the February 15, 2002 merger date.

Commercial

Commercial's income before taxes increased $14 million, or 14%, in the first quarter of 2002 compared to the first quarter of 2001. Factoring fees, which represented $5.5 million in the first quarter of 2001, have been reclassified in 2002 into noninterest revenue from net interest income. Adjusting for the reclassification of factoring fees, net interest income grew $10 million, or 7%, in the first quarter of 2002 compared to the first quarter of 2001 while noninterest revenue grew $13.5 million, or 22%. The net interest income increase was driven by loan and deposit growth. The Huntington acquisition accounts for $400 million, or 2%, of loan growth from 2001 to 2002 and $100 million, or 1%, of deposit growth. Noninterest revenue growth was the result of increases in deposit service charge income and fees for capital markets. The growth in deposits and service charge income reflects the Company's commitment to raise core deposits throughout 2001 and 2002. The significant increase in capital markets fees is due to sales growth in financial risk management and M&A products that meet the needs of middle market clients. Noninterest expense grew $6.8 million, or 7%, from the first quarter of 2001 to support the increased revenue growth of $20.7 million, or 10%.

Corporate and Investment Banking

CIB's income before taxes decreased $17 million, or 31%, in the first quarter of 2002 compared to the first quarter of 2001 primarily due to a $35 million, or 185%, increase in credit risk premium expense. Average assets declined $2.2 billion, or 10%, as a result of a conscious effort to exit marginally profitable relationships, reduction in loan balances associated with the significant level of public debt issuance in 2001, and the lack of loan demand related to the current economic conditions. The increase in credit risk premium expense was partially offset by noninterest revenue increasing $32 million, more than half of which relates to SunTrust Robinson Humphrey Equity Capital Markets, as well as strong growth in deposit account service charges, loan fees, letters of credit fees, and various debt capital markets products. The increase in noninterest expense is largely due to expenses associated with the institutional business of Robinson-Humphrey, which was acquired during the third quarter of 2001.

Mortgage

The Mortgage line of business' income before taxes increased $17 million, or 84%, compared to the same quarter last year. This increase was driven by a 34% improvement in total revenues due to higher levels of residential loan origination performance. Residential loan production volume of $5.7 billion in the first quarter of 2002 was up $1.2 billion, or 28%, from the first quarter of 2001. The $53 million increase in net interest revenue was principally driven by income from wider spreads and a $2.1 billion increase in mortgage loans held for sale. Noninterest revenue was down $22 million, principally due to higher mortgage servicing rights amortization. Total noninterest expense in the first quarter of 2002 was up $15 million, or 20%, over the same 2001 quarter principally due to commission-based compensation that varies with loan production.

Private Client Services

PCS' income before taxes decreased $8 million, or 14%, in the first quarter of 2002 compared to the same period in 2001. The decrease was due in part to a 19% increase in expenses resulting from the April 2001 acquisition of Asset Management Advisors, Inc. and the recent launch of its full service brokerage capabilities, which are branded under the name Alexander Key. Partially offsetting the increase in expenses was a 7% increase in noninterest income. Trust and investment management income was up 4% in the first quarter of 2002 compared to the same period in 2001 and retail investment income was up 26% over the same period. The growth in trust and investment management income was due to the increase in assets under management from approximately $87 billion as of March 31, 2001 to approximately $96 billion as of March 31, 2002. SunTrust's total managed and non-managed trust assets were $135.3 billion, which excluded $25.9 billion held in non-managed corporate trust accounts and $15.4 billion in retail brokerage accounts. Assets under management increased despite the market remaining flat as of the same periods due to strong net new business results. Retail investment income grew due to an increase in broker production and the number of brokers over the year ended March 31, 2002. PCS' total assets increased 34% due primarily to loan growth.

Corporate/Other

The Other line of business' first quarter loss after taxes increased from ($130) million in 2001 to ($163) million in 2002 primarily due to the balance sheet repositioning and an increase in the provision for loan losses. Average total liabilities declined by $5.6 billion, or 16%, from the first quarter of 2001 primarily as a result of consumer and commercial deposit growth from the rest of the Company which eliminated the need for borrowings. Net interest income declined as a result of the balance sheet repositioning and the residual offsets derived from matched-maturity funds transfer pricing.

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

Management estimates the Company's net interest income for the next twelve months would increase 0.5% under a gradual increase in interest rates of 100 basis points, versus the projection under stable rates. Net interest income would decrease 0.4% under a gradual decrease in interest rates of 100 basis points, versus the projection under stable rates. Management continued to reposition the investment portfolio in the first quarter to gradually increase the Company's asset sensitive position.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Net Interest Income/Margin. Net interest income for the first quarter of 2002 was $807.7 million, a decrease of .9% from the same period last year. The decrease is primarily due to stagnant loan demand resulting from the weaker economy. Adjusted for securitizations and the acquisition of Huntington, average loans decreased 3% from the first quarter of 2001.

Average earning assets increased .7% and average interest-bearing liabilities decreased .9% compared to the first quarter of 2001. The net interest margin in the first quarter 2002 decreased six basis points to 3.51% compared to 3.57% in the first quarter of 2001. The average rate on earning assets decreased 200 basis points to 5.69% and the average rate on interest-bearing liabilities decreased 227 basis points to 2.64%. These decreases were primarily due to decreasing interest rates throughout 2001.

SunTrust restructured its balance sheet throughout 2001 and into the first quarter of 2002 to shift interest rate risk from a liability sensitive position to a slightly asset sensitive position. The restructuring has been concentrated in the investment and debt portfolios. The Company believes it is now well positioned to benefit from rising interest rates which are forecasted to begin rising in the later part of 2002.

As part of its on going balance sheet management, the Company continues to take steps to obtain alternative lower cost funding sources such as developing initiatives to grow retail deposits to maximize net interest income. During the first quarter of 2001, the Company had a campaign to attract money market accounts. Excluding the effects of Huntington, average money market accounts have grown 44.5% on average compared to the first quarter of 2001.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of three basis points for the first three months of 2002 and 2001.

Noninterest Income. Noninterest income in the first quarter of 2002 increased $89.4 million, or 17.0% from the comparable period last year. The increase results in part from improvements in the equity and debt markets as the Company's investment banking income increased $30.7 million, or 218.1%, to $44.8 million for the first quarter of 2002. The increase is also attributed to the increased sales force through the acquisition of the institutional business of Robinson-Humphrey in the third quarter of 2001. Service charges on deposits and other charges and fees increased a combined $40.8 million, or 23.2% over the first quarter of 2001. Increased usage of products and services, a more consistent pricing strategy and a lower earnings credit rate resulted in the increase in these income items. Included in credit card and other fees is debit card interchange income of $16.9 million for the first quarter of 2002 compared to $13.5 million in the same period of 2001. The increase in debit card income is as a result of increased acceptance and utilization of this product by customers. In the first quarter of 2002, the Company continued to reposition its securities portfolio by shortening its average life. Securities gains of $63.5 million were recorded during the quarter as a result of this strategic initiative. Mortgage servicing related income decreased $13.1 million, or 194.2%, due to accelerated amortization of mortgage servicing rights related to increased prepayments.

Trust and investment management income increased 3.8% compared to the first quarter of 2001. The increase in trust and investment management income is consistent with the increase in assets under management which were approximately $96 billion as of March 31, 2002. They include the STI Classic Funds, institutional asset managed by Trustco Capital Management, individually managed assets, and participant directed retirement accounts. SunTrust's total managed and non-managed trust assets were $135.3 billion, which excluded $25.9 billion held in non-managed corporate trust accounts and $15.4 billion in retail brokerage accounts. Assets under management increased despite lower market valuations due to strong net new business. Lost business was comparable with prior year; however, new business was up significantly in the first quarter of 2002. Management expects these trends will continue in 2002 leading to improved performance, provided the market environment improves. Retail investment income increased 26.2% compared to the first quarter of 2001. The increase is primarily due to an increase in broker production and the number of brokers. The Company recently launched its full service brokerage division, Alexander Key, during the first quarter of 2002, and as a result no revenue was recognized.

Noninterest Income                                                       Table 4
(In millions) (Unaudited)

                                                           Quarters
                                          ------------------------------------------
                                           2002                   2001
                                          ------   ---------------------------------
                                             1       4        3         2        1
                                          ------   ------   ------   ------   ------
Service charges on deposit accounts       $146.0   $135.5   $129.1   $125.6   $120.0
Trust and investment management income     129.1    117.2    119.8    124.8    124.3
Other charges and fees                      70.4     65.9     61.3     57.5     55.6
Investment banking income                   44.8     41.6     33.4     19.4     14.1
Trading account profits and commissions     25.7     11.0     30.0     24.9     29.7
Retail investment services                  31.3     28.9     26.8     27.3     24.8
Credit card and other fees                  31.2     29.4     28.7     30.0     25.6
Mortgage production related income          30.6     58.4     43.1     53.0     31.7
Mortgage servicing related income           (6.3)   (10.9)     0.8     (2.7)     6.7
Other income                                49.0     48.6     41.2     34.3     36.3
Securities gains                            63.5     32.1     36.2     27.7     57.1
                                          ------   ------   ------   ------   ------
   Total noninterest income               $615.3   $557.7   $550.4   $521.8   $525.9
                                          ======   ======   ======   ======   ======

Noninterest Expense. Noninterest expense increased $94.9 million, or 12.8% in the first quarter of 2002 compared to the same period last year. Personnel expenses, consisting of salaries, other compensation and employee benefits, increased $52.0 million, or 12.0% from the earlier period. The increase resulted from increased benefits costs and increased headcount through the acquisitions of Huntington, the institutional business of Robinson-Humphrey, and AMA Holdings, Inc. Specifically, employee benefits increased $34.1 million or 60.1%. Contributing to this increase was increased 401(K) Plan expense due to plan changes, increased medical insurance expense, and increased FICA expense.

Also contributing to the $94.9 million increase was a $9.8 million increase in One Bank expenses. The One Bank initiative is for enhancements to customer based systems across its geographic footprint and is expected to yield operating efficiencies in the future.

The acquisition of Huntington resulted in an increase in noninterest expense of $36.2 million. The $36.2 million includes $16.0 million of one-time merger-related charges and $5.5 million for the amortization of intangible assets. The $16.0 million of merger-related charges were primarily for operations and systems integration costs.

The efficiency ratio increased to 58.9% in the first quarter of 2002 compared to 55.4% in the first quarter of 2001 due to the Company's increased noninterest expenses.

The Company has recently instituted a series of cost-cutting initiatives to address the increased growth in expenses. Included in these initiatives was a temporary hiring freeze, travel restrictions and more stringent controls over expense authorizations and approvals without impacting customer service. The Company believes that these initiatives will help offset the slower than anticipated revenue growth resulting from the weakened economy.

Noninterest Expense                                                      Table 5
(In millions) (Unaudited)

                                                      Quarters
                                     ------------------------------------------
                                      2002                  2001
                                     ------   ---------------------------------
                                        1        4        3        2        1
                                     ------   ------   ------   ------   ------
Salaries                             $315.1   $301.3   $293.3   $285.8   $286.0
Other compensation                     79.1    125.8    108.5     97.3     90.3
Employee benefits                      90.8     42.4     45.5     48.4     56.7
                                     ------   ------   ------   ------   ------
   Total personnel expense            485.0    469.5    447.3    431.5    433.0
Net occupancy expense                  54.0     53.6     55.1     51.8     50.0
Outside processing and software        54.3     57.0     51.6     45.3     45.1
Equipment expense                      43.7     51.0     49.9     44.3     44.5
Marketing and customer development     25.2     32.7     25.3     23.0     23.0
Consulting and legal                   22.6     32.4     25.0     20.6      9.7
Credit and collection services         18.3     22.4     20.6     18.0     13.6
Communications                         16.7     16.8     15.0     14.1     13.3
Postage and delivery                   16.6     16.7     15.3     15.8     16.2
Merger-related expenses                16.0       --       --       --       --
Other staff expense                    13.9     17.4     15.3     15.0     10.8
Operating supplies                     12.4     13.3     12.3     11.4     11.3
Amortization of intangible assets       6.5      8.6      8.4     21.0      8.3
FDIC premiums                           4.1      2.7      2.6      2.8      2.8
Other real estate (income) expense       --     (0.4)     0.1     (3.1)    (0.7)
Other expense                          48.3     36.5     33.0     52.3     61.8
                                     ------   ------   ------   ------   ------
   Total noninterest expense         $837.6   $830.2   $776.8   $763.8   $742.7
                                     ======   ======   ======   ======   ======

Efficiency ratio                       58.9%    57.1%    56.9%    56.3%    55.4%

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

Provision for loan losses totaled $163.6 million in the first quarter of 2002, an increase of $96.3 million, or 143.1% compared to the first quarter of 2001. The increase in the provision was due to the acquisition of Huntington and a substantial increase in net charge-offs. In order to bring the acquired Huntington loan portfolio to SunTrust's credit quality standards, a one-time provision for loan losses of $45.3 million was recorded in the first quarter of 2002. Additionally, net charge-offs in the first quarter of 2002 increased $52.3 million, or 78.9%, to $118.6 million compared to $66.3 million in the same period last year. The increase in charge-offs was driven by credit deterioration in line with the economic slowdown and includes charge-offs of $51 million related to a large corporate energy company.

At March 31, 2002, SunTrust's allowance for loan losses totaled $927.6 million, or 1.31% of quarter-end loans and 173.6% of total nonperforming loans. These figures were $867.1 million, 1.26% and 155.4%, respectively at December 31, 2001. The increase in the allowance was primarily related to the acquisition of Huntington-Florida in the first quarter of 2002.

Summary of Loan Loss Experience                                          Table 6
(Dollars in millions) (Unaudited)

                                                              Quarters
                                     ---------------------------------------------------------
                                        2002                         2001
                                     ---------   ---------------------------------------------
                                         1           4           3           2           1
                                     ---------   ---------   ---------   ---------   ---------
Allowance for Loan Losses
   Balances - beginning of quarter   $   867.1   $   866.4   $   866.1   $   872.0   $   874.5
   Allowance from acquisitions and
      other activity - net                15.5          --          --        (6.7)       (3.5)
   Provision for loan losses             163.6        88.1        80.2        39.6        67.3

   Charge-offs:
      Commercial                         (90.7)      (64.9)      (65.1)      (30.5)      (56.8)
      Real estate:
         Construction                     (0.2)       (0.2)       (0.1)        0.5        (0.6)
         Residential mortgages            (2.5)       (2.7)       (2.3)       (3.6)       (2.3)
         Other                            (9.3)       (5.0)       (0.1)        0.2        (1.0)
      Business credit card                (0.4)       (1.3)       (0.5)       (0.4)       (0.5)
      Consumer loans                     (33.0)      (27.4)      (23.9)      (19.4)      (18.2)
                                     ---------   ---------   ---------   ---------   ---------
      Total charge-offs                 (136.1)     (101.5)      (92.0)      (53.2)      (79.4)
                                     =========   =========   =========   =========   =========

   Recoveries:
      Commercial                           7.9         7.0         4.5         7.8         4.6
      Real estate:
         Construction                      0.2        (0.4)        0.6         0.1         0.2
         Residential mortgages             0.6         0.6         0.6         0.5         0.5
         Other                             1.1         0.7         0.3        (0.6)        1.4
      Business credit card                 0.4         0.3         0.3         0.5         0.4
      Consumer loans                       7.3         5.9         5.8         6.1         6.0
                                     ---------   ---------   ---------   ---------   ---------
      Total recoveries                    17.5        14.1        12.1        14.4        13.1
                                     ---------   ---------   ---------   ---------   ---------
      Net charge-offs                   (118.6)      (87.4)      (79.9)      (38.8)      (66.3)
                                     ---------   ---------   ---------   ---------   ---------
   Balance - end of quarter          $   927.6   $   867.1   $   866.4   $   866.1   $   872.0
                                     =========   =========   =========   =========   =========

Quarter-end loans outstanding        $70,849.1   $68,959.2   $69,630.2   $68,938.2   $70,360.1
Average loans                         69,694.6    69,547.1    69,024.0    69,900.5    71,654.4

Allowance to quarter-end loans            1.31%       1.26%       1.24%       1.26%       1.24%
Allowance to nonperforming loans         173.6       155.4       176.7       210.6       250.1
Net charge-offs to average loans
   (annualized)                           0.69        0.50        0.46        0.22        0.38
Recoveries to total charge-offs           12.9        13.9        13.2        27.1        16.5

Nonperforming Assets                                                     Table 7
(Dollars in millions) (Unaudited)

                                        2002                              2001
                                      --------   -----------------------------------------------
                                      March 31   December 31   September 30   June 30   March 31
                                      --------   -----------   ------------   -------   --------
Nonperforming Assets
   Nonaccrual loans:
      Commercial                       $349.1       $377.6        $339.1      $292.9     $210.5
      Real Estate:
         Construction                     3.9          4.0           4.7         2.3        2.1
         Residential mortgages           82.4         79.9          64.9        56.6       83.3
         Other                           65.3         62.8          49.5        38.2       32.8
      Consumer loans                     33.5         33.8          32.0        21.1       20.0
                                       ------       ------        ------      ------     ------
         Total nonperforming loans      534.2        558.1         490.2       411.1      348.7
   Other real estate owned               18.5         20.7          18.9        20.3       20.6
                                       ------       ------        ------      ------     ------
      Total nonperforming assets       $552.7       $578.8        $509.1      $431.4     $369.3
                                       ======       ======        ======      ======     ======

Ratios:
Nonperforming loans to total loans       0.75%        0.81%         0.70%       0.60%      0.50%
Nonperforming assets to total loans
plus other real estate owned             0.78         0.84          0.73        0.63       0.52

Accruing Loans Past Due
90 Days or More                        $186.1       $185.5        $177.0      $211.8     $223.7

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans and other real estate owned, decreased $26.1 million, or 4.5%, from December 31, 2001 to March 31, 2002. The net reduction resulted primarily from charge-offs of certain large corporate nonperforming loans during the quarter. The Company's largest nonperforming loans at March 31, 2002 represent a diverse mix of industries that have been impacted by the economic slowdown that began in 2001. These industries include textiles, telecom, agribusiness, certain retail operations, the energy-related industry and companies impacted by asbestos litigation.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first quarter of 2002, this amounted to $3.7 million. Interest income of $9.0 million would have been recorded if all nonaccrual and restrutured loans had been accruing interest according to their original contract terms.

Loan Portfolio by Types of Loans                                         Table 8
(In millions) (Unaudited)

                             2002                             2001
                           ---------   --------------------------------------------------
                           March 31    December 31   September 30    June 30    March 31
                           ---------   -----------   ------------   ---------   ---------
Commercial                 $28,832.0    $28,945.9     $29,681.8     $29,156.1   $30,583.3
Real estate:
   Construction              3,731.5      3,627.3       3,704.9       3,773.5     3,631.0
   Residential mortgages    18,054.3     17,297.1      17,602.4      17,536.8    17,706.6
   Other                     8,600.2      8,152.0       7,898.5       7,761.4     7,693.9
Business credit card            99.5         92.0          85.2          86.2        82.6
Consumer loans              11,531.6     10,844.9      10,657.4      10,624.2    10,662.7
                           ---------    ---------     ---------     ---------   ---------
   Total loans             $70,849.1    $68,959.2     $69,630.2     $68,938.2   $70,360.1
                           =========    =========     =========     =========   =========

Loans. Total loans at March 31, 2002 were $70.8 billion, an increase of $1.9 billion, or 2.7%, from December 31, 2001 due to the acquisition of Huntington. Adjusting for the impact of Huntington, average loans decreased 1.7% from the fourth quarter of 2001. Comparing period end March 31, 2002 to December 31, 2001 without adjustments, commercial loans were flat, consumer loans increased 6.3% and real estate loans increased 4.5%. Included in the $18.1 billion in residential mortgages at March 31, 2002 were $3.6 billion of home equity loans. The increase in consumer and real estate loans is primarily due to the acquisition of Huntington.

Income Taxes. The provision for income taxes was $107.3 million for the first three months of 2002 compared to $183.3 million in the same period last year. This represents a 26% and 35% effective tax rate for the first three months of 2002 and 2001, respectively.

Effective January 1, 2002, the Company elected to change the tax status of a subsidiary to a real estate investment trust. As a result of this change, tax laws required these assets be marked to market, recognizing gains and losses. Recognition of these gains and losses resulted in the elimination of certain previously recorded deferred taxes, which resulted in a reduction in the effective tax rate for the first three months of 2002.

The Company expects the effective tax rate to return to historical levels for the remainder of 2002.

Securities available for sale. The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. As interest rates declined to their lowest level in forty years and are forecasted to begin rising in the remainder of 2002, the Company shifted its interest rate sensitivity position to being slightly asset sensitive to benefit from rising rates. In conjunction with interest rate risk management, the Company continued to reposition the portfolio during the first quarter of 2002 to shorten its average life and shift its mix toward more floating rate assets. The average life shortened from 4.8 to 3.5 years and the percentage of floating rate securities increased to 20 % from 5% of the total portfolio as of March 31, 2002 and 2001, respectively. The portfolio yield decreased from 6.83% in the first quarter of 2001 to 5.69% in the first quarter of 2002, primarily from purchasing shorter term securities at lower market rates. Net securities gains of $63.5 million were realized in the first quarter of 2002 from selling longer term, fixed rate securities as part of the repositioning.

The average portfolio size was flat on an amortized cost basis compared to the fourth quarter of 2001. The carrying value of the investment portfolio, all of which is classified as "securities available for sale," reflected $2.8 billion in net unrealized gains at March 31, 2002, including a $2.5 billion unrealized gain on the Company's investment in common stock of The Coca-Cola Company. The market value of this common stock investment increased $246.5 million while the net unrealized gain on the remainder of the portfolio decreased $113.9 million compared to December 31, 2001. These changes in market value did not affect the net income of SunTrust, but were included in comprehensive income.

Liquidity Management. Liquidity is managed to ensure there is sufficient funding to satisfy demand for credit, deposit withdrawals and attractive investment opportunities. A large, stable deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company's liquidity position.

Funding sources primarily include customer-based core deposits, but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, accounted for 68% of the funding base on average for the first quarter of 2002 compared to 66% in the fourth quarter of 2001 and 60% in the first quarter of 2001. The increase is attributable to strong customer-based core deposit growth aided by the acquisition of Huntington, as average consumer and commercial deposits grew 14.1% on average compared to the first quarter of 2001. Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale domestic and foreign deposits, other short term borrowings and long term debt, were $26.6 billion at March 31, 2002, compared with $28.2 billion at December 31, 2001 and $34.3 billion at March 31, 2001. Cash flows from operations are also a significant source of liquidity. Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan losses, and deferred tax items.

Liquidity is strengthened by ready access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, Federal Home Loan Bank advances, Global Bank Note issuance, issuances of Trust Preferred securities, and commercial paper issuance by the Company. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans.

As is common in the Financial Services Industry, SunTrust Bank assists in providing liquidity to select corporate customers by directing them to a third party owned commercial paper conduit. SunTrust's conduit relationship is with Three Pillars Funding Corporation ("Three Pillars"). Three Pillars provides financing for or direct purchases of financial assets originated and serviced by SunTrust Bank's corporate customers. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper. The result is a favorable funding arrangement for these SunTrust Bank customers.

Three Pillars had assets and liabilities, not included in the Consolidated Balance Sheet, of approximately $2.2 billion as of March 31, 2002, which primarily consisted of secured loans, marketable asset-backed securities and short-term commercial paper liabilities. Activities related to SunTrust Bank's relationship with Three Pillars include: client referrals and investment recommendations to Three Pillars; the issuing of a letter-of-credit, which provides partial credit protection to commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event that it can no longer issue commercial paper. The revenue generated from these activities was immaterial to SunTrust for the first quarter of 2002 and 2001. SunTrust Bank has never had to fund under either the liquidity arrangement or credit enhancement to Three Pillars.

Currently the FASB is reviewing the accounting rules pertaining to special purpose entities, specifically the rules for consolidation. Additional interpretations are expected to be issued in the later part of 2002. SunTrust will analyze the exposure draft upon issuance and determine its effects, if any.

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

Derivatives. Derivative financial instruments are components of the Company's risk management profile. These instruments include interest rate swaps, options, futures, forward contracts, credit default swaps and equity derivatives. The Company also enters into derivative instruments as a service to banking customers. Where contracts have been created for customers, the Company generally enters into offsetting positions with others to eliminate the Company's exposure to market risk.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. On January 1, 2001, the Company adopted SFAS No. 133. Accordingly, all derivatives are recorded in the financial statements at fair value.

Certain derivatives are classified as trading assets and liabilities. Additional trading income of $2.1 million and $2.9 million was recorded in the first quarter of 2002 and 2001, respectively, to adjust the value of these interest rate swaps to their current market value.

The following table shows the derivative instruments entered into by the Company as an end-user:

Derivative Instruments                                                   Table 9
(Dollars in thousands) (Unaudited)

                                                                           As of March 31, 2002
                                     --------------------------------------------------------------------------------------------
                                                         Weighted                                      Estimated Fair Value
                                                          Average     Average                  ----------------------------------
                                                        Maturity In   Received      Average    Unrealized   Unrealized
                                     Notional Balance     Months        Rate        Pay Rate     Gains        Losses       Net
                                     --------------------------------------------------------------------------------------------
Mortgage Lending Commitments
   Forward Contracts                   $ 5,080,781           1          --%            --%      $32,835     $    (200)   $ 32,635
   Interest Rate Lock Commitments        2,467,866           2          --             --           762       (37,620)    (36,858)
   Option Contracts                         90,000           1        4.92//(1)//      --            --             -           -
                                       -----------                                              ---------------------------------
Total Mortgage Related Derivatives       7,638,647                                               33,597       (37,820)     (4,223)
Foreign Currency Forward Contracts       1,234,177           5          --             --        18,098       (14,678)      3,420
Interest Rate Swaps (2)                  4,227,393          56        3.01           4.63        41,630       (76,752)    (35,122)
Other Derivatives                        2,066,081           7          --             --         1,593       (18,720)    (17,127)
                                       -----------                                              ---------------------------------
   Total Derivatives                   $15,166,298                                              $94,918     $(147,970)   $(53,052)
                                       ===========                                              =================================

//(1)// Average option strike price.
(2)  Includes $12.3 million of accrued interest expense.

Capital Ratios                                                          Table 10
(Dollars in millions) (Unaudited)

                                         2002                              2001
                                       ---------   --------------------------------------------------
                                       March 31    December 31   September 30    June 30    March 31
                                       ---------   -----------   ------------   ---------   ---------
Tier 1 capital                         $ 7,669.7   $  7,994.2     $ 7,142.2     $ 6,906.6   $ 6,760.5
Total capital                           11,950.8     12,144.2      11,311.9      10,652.0    10,507.1
Risk-weighted assets                    99,165.2    100,651.8      98,759.6      97,005.9    98,690.0
Risk-based ratios:
   Tier 1 capital                           7.73%        8.02%         7.23%         7.12%       6.85%
   Total capital                           12.05        12.18         11.45         10.98       10.65
Tier 1 leverage ratio                       7.60         7.94          7.28          6.90        6.77
Total shareholders' equity to assets        8.07         7.98          7.94          7.81        7.55

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

In the first quarter of 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary. In 2001, the Company raised a $1.0 billion of regulatory capital through its initial issuance under the Global Bank Note program and raised $600 million of regulatory capital through the issuance of Trust Preferred Securities.

On April 16, 2002, SunTrust filed a shelf registration with the Securities and Exchange Commission. Under this registration, the Company may issue debt securities in one or more offerings up to a total dollar amount of $1.3 billion.

The Company purchased 1.4 million shares of its common stock during the first three months of 2002. Under current Board resolutions, the Company is authorized to purchase up to 3.7 million shares.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have not been any material changes in quantitative and qualitative information about market risk since year-end 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 2. CHANGES IN SECURITIES

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          . Exhibit 3.3 - Bylaws of the Registrant, amended effective as of April 16, 2002 is filed herewith.
          . The Registrant filed a Current Report on Form 8-K dated February 19, 2002. The purpose of this report was to file as an exhibit the announcement that SunTrust determined not to renew the engagement of its independent accountants, Arthur Andersen LLP and appointed PricewaterhouseCoopers LLP as its new independent accountant.
          . The Registrant filed an Amended Current Report on Form 8-K/A dated March 20, 2002, which amends the Form 8-K dated February 19, 2002. The purpose of this report was to reflect that, as anticipated, Arthur Andersen LLP has issued its report on SunTrust's 2001 financial statements in conjunction with the March 15, 2002 filing of SunTrust's Annual Report on Form 10-K for the year ended December 31, 2001, which was amended on Form 10-K/A on April 9, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of May, 2002.

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