Form 10-Q/A
period 2002-03-31
SUNTRUST BANKS INC
filed 2002-05-16
CIK 750556

================================================================================

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

                                  Yes X No
                                           ---

At April 30, 2002, 286,230,736 shares of the Registrant's Common Stock, $1.00 par value were outstanding.


================================================================================

                                EXPLANATORY NOTE

We are filing this amendment to update the number of outstanding shares shown on the front cover of our Form 10-Q. This number was incorrectly shown on our original filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 16th day of May, 2002.

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