Form 10-Q
period 2002-06-30
SUNTRUST BANKS INC
filed 2002-08-13
CIK 750556

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002
Commission File Number 1-8918

SUNTRUST BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Peachtree Street, N.E., Atlanta, Georgia 30308
(Address of principal executive offices) (Zip Code)

(404) 588-7711
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No    ☐

At July 31, 2002, 285,007,227 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year 2002.

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in thousands except per share data) (Unaudited)	2002	2001	2002	2001

Interest Income
Interest and fees on loans	$1,004,080	$1,270,446	$1,994,323	$2,668,105
Interest and fees on loans held for sale	57,427	51,944	124,993	88,488
Interest and dividends on securities available for sale
Taxable interest	195,724	261,135	400,219	513,806
Tax-exempt interest	5,443	7,332	11,054	14,636
Dividends (1)	15,186	17,033	31,838	34,359
Interest on funds sold	6,599	13,370	11,851	32,303
Interest on deposits in other banks	1,491	771	3,002	1,206
Other interest	6,002	12,627	12,261	25,629

Total interest income	1,291,952	1,634,658	2,589,541	3,378,532

Interest Expense
Interest on deposits	283,562	484,866	584,582	1,069,127
Interest on funds purchased	34,123	125,884	69,657	280,314
Interest on other short-term borrowings	3,349	15,965	8,142	40,021
Interest on long-term debt	157,530	184,040	315,666	360,310

Total interest expense	478,564	810,755	978,047	1,749,772

Net Interest Income	813,388	823,903	1,611,494	1,628,760
Provision for loan losses	111,018	39,615	274,593	106,915

Net interest income after provision for loan losses	702,370	784,288	1,336,901	1,521,845

Noninterest Income
Trust and investment management income	132,171	124,785	261,258	249,094
Service charges on deposit accounts	153,791	125,588	299,767	245,611
Other charges and fees	75,557	57,531	145,946	113,070
Mortgage production related income	27,090	52,961	57,660	84,697
Mortgage servicing related income	807	(2,685)	(5,525)	4,039
Credit card and other fees	31,383	29,968	62,610	55,556
Retail investment services	37,331	27,260	68,617	52,043
Investment banking income	52,779	19,414	97,603	33,503
Trading account profits and commissions	24,233	24,895	49,891	54,589
Other noninterest income	34,944	34,367	84,091	70,684
Securities gains	55,737	27,728	119,187	84,845

Total noninterest income	625,823	521,812	1,241,105	1,047,731

Noninterest Expense
Salaries and other compensation	418,429	383,145	812,648	759,496
Employee benefits	72,488	48,421	163,243	105,081
Net occupancy expense	55,927	51,769	109,937	101,782
Equipment expense	43,204	44,344	86,952	88,889
Outside processing and software	53,989	45,339	108,258	90,483
Marketing and customer development	18,244	22,955	43,439	45,988
Merger-related expenses	—	—	15,998	—
Amortization of intangible assets	17,456	20,994	23,988	29,284
Other noninterest expense	138,381	146,871	291,283	285,532

Total noninterest expense	818,118	763,838	1,655,746	1,506,535

Income before provision for income taxes and extraordinary loss	510,075	542,262	922,260	1,063,041
Provision for income taxes	166,390	177,292	273,694	360,546

Income before extraordinary loss	343,685	364,970	648,566	702,495
Extraordinary loss, net of taxes	—	17,824	—	17,824

Net Income	$343,685	$347,146	$648,566	$684,671

Average common shares - diluted	287,288,121	291,677,416	287,331,454	293,743,462
Average common shares - basic	283,293,239	287,877,855	283,671,819	289,830,572
Net income per average common share - diluted
Income before extraordinary loss	$1.20	$1.25	$2.26	$2.39
Extraordinary loss, net of taxes	—	0.06	—	0.06

Net income	$1.20	$1.19	$2.26	$2.33

Net income per average common share - basic
Income before extraordinary loss	$1.22	$1.27	$2.29	$2.42
Extraordinary loss, net of taxes	—	0.06	—	0.06

Net income	$1.22	$1.21	$2.29	$2.36

(1) Includes dividends on common stock of
The Coca-Cola Company	9,654	8,688	19,307	17,376

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	June 30 2002	December 31 2001	June 30 2001

Assets
Cash and due from banks	$3,594,815	$4,229,074	$3,658,087
Interest-bearing deposits in other banks	331,256	185,861	98,461
Trading account	1,640,842	1,343,602	932,246
Securities available for sale (1)	19,816,154	19,656,391	18,578,244
Funds sold	1,577,772	1,495,109	928,994
Loans held for sale	3,512,952	4,319,594	3,126,942
Loans	71,822,335	68,959,222	68,938,242
Allowance for loan losses	(928,932)	(867,059)	(866,099)

Net loans	70,893,403	68,092,163	68,072,143
Premises and equipment	1,631,295	1,584,869	1,590,308
Goodwill	966,579	440,497	469,196
Intangible assets	669,000	370,779	379,965
Customers’ acceptance liability	24,295	55,171	93,941
Other assets	3,329,769	2,967,534	2,894,007

Total assets	$107,988,132	$104,740,644	$100,822,534

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$15,049,628	$16,369,823	$13,568,864
Interest-bearing consumer and commercial deposits	50,901,361	45,911,419	43,469,493

Total consumer and commercial deposits	65,950,989	62,281,242	57,038,357
Brokered deposits	2,394,756	2,829,687	2,719,617
Foreign deposits	3,400,181	2,425,493	3,581,703

Total deposits	71,745,926	67,536,422	63,339,677

Funds purchased	9,289,877	10,104,287	10,841,435
Other short-term borrowings	1,301,476	1,651,639	1,929,964
Long-term debt	10,317,859	11,010,580	11,393,044
Guaranteed preferred beneficial interests in debentures	1,650,000	1,650,000	1,050,000
Acceptances outstanding	24,295	55,171	93,941
Other liabilities	4,662,421	4,372,977	4,301,318

Total liabilities	98,991,854	96,381,076	92,949,379

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par value	294,163	294,163	294,163
Additional paid in capital	1,276,833	1,259,609	1,265,738
Retained earnings	5,882,712	5,479,951	5,019,324
Treasury stock, at cost, and other	(403,128)	(329,408)	(333,912)

Realized shareholders’ equity	7,050,580	6,704,315	6,245,313
Accumulated other comprehensive income	1,945,698	1,655,253	1,627,842

Total shareholders’ equity	8,996,278	8,359,568	7,873,155

Total liabilities and shareholders’ equity	$107,988,132	$104,740,644	$100,822,534

Common shares outstanding	286,397,241	288,601,607	288,511,505
Common shares authorized	750,000,000	750,000,000	750,000,000
Treasury shares of common stock	7,765,516	5,561,150	5,651,252

(1) Includes net unrealized gains on securities available for sale	$3,085,923	$2,632,266	$2,546,677

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Six Months Ended June 30

(Dollars in thousands) (Unaudited)	2002	2001

Cash flows from operating activities:
Net income	$648,566	$684,671
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary loss on early extinguishment of debt	—	17,824
Depreciation, amortization and accretion	238,252	205,620
Origination of mortgage servicing rights	(67,128)	(72,121)
Provisions for loan losses and foreclosed property	274,890	107,105
Amortization of compensation element of restricted stock	2,887	2,734
Securities gains	(119,187)	(84,845)
Net gain on sale of assets	(5,393)	(5,673)
Originated loans held for sale	(10,647,073)	(9,502,949)
Sales of loans held for sale	11,453,715	8,135,288
Net increase in accrued interest receivable, prepaid expenses and other assets	(744,321)	(191,890)
Net increase in accrued interest payable, accrued expenses and other liabilities	73,791	387,709

Net cash provided by (used in) operating activities	1,108,999	(316,527)

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	2,316,860	1,390,262
Proceeds from sales of securities available for sale	3,785,701	3,253,837
Purchases of securities available for sale	(5,700,770)	(2,918,327)
Net (increase) decrease in loans	(850,908)	622,283
Proceeds from sale of loans	377,277	609,714
Capital expenditures	(65,791)	(48,567)
Proceeds from the sale of other assets	14,135	13,076
Loan recoveries	32,110	27,365
Acquisition of Huntington	1,160,333	—

Net cash provided by investing activities	1,068,947	2,949,643

Cash flows from financing activities:
Net (increase) decrease in consumer and commercial deposits	(812,828)	402,029
Net decrease (increase) in foreign and brokered deposits	539,757	(6,595,689)
Net (decrease) increase in funds purchased and other short-term borrowings	(1,311,289)	113,470
Proceeds from the issuance of long-term debt	551,245	5,325,000
Repayment of long-term debt	(1,245,844)	(1,845,210)
Proceeds from the exercise of stock options	5,465	7,150
Proceeds from stock issuance	23,858	13,844
Acquisition of treasury stock	(86,711)	(526,230)
Restricted stock activity	(1,995)	—
Dividends paid	(245,805)	(233,290)

Net cash used in financing activities	(2,584,147)	(3,338,926)

Net decrease in cash and cash equivalents	(406,201)	(705,810)
Cash and cash equivalents at beginning of year	5,910,044	5,391,352

Cash and cash equivalents at end of period	$5,503,843	$4,685,542

Supplemental Disclosure
Interest paid	$1,005,819	$1,795,287
Income taxes paid	104,150	158,633
Non-cash impact of securitizing loans	—	1,903,518
Non-cash impact of STAR Systems Inc. sale	—	52,919

See notes to consolidated financial statements

Consolidated Statements of Shareholder’s Equity

(Dollars in thousands) (Unaudited)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2001	$323,163	$1,274,416	$6,312,044	$(1,613,189)	$1,942,774	$8,239,208
Net income	—	—	684,671	—	—	684,671
Other comprehensive income:
Adoption of SFAS No. 133	—	—	—	—	(10,560)	(10,560)
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	(16,947)	(16,947)
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	(287,425)	(287,425)

Total comprehensive income						369,739
Cash dividends declared, $0.80 per share	—	—	(233,290)	—	—	(233,290)
Exercise of stock options	—	(9,175)	—	16,325	—	7,150
Acquisition of treasury stock	—	—	—	(526,230)	—	(526,230)
Retirement of treasury stock	(29,000)	—	(1,744,101)	1,773,101	—	—
Restricted stock activity	—	68	—	(68)	—	—
Amortization of compensation element of restricted stock	—	—	—	2,734	—	2,734
Issuance of stock for employee benefit plans	—	429	—	13,415	—	13,844

Balance, June 30, 2001	$294,163	$1,265,738	$5,019,324	$(333,912)	$1,627,842	$7,873,155

Balance, January 1, 2002	$294,163	$1,259,609	$5,479,951	$(329,408)	$1,655,253	$8,359,568
Net income	—	—	648,566	—	—	648,566
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	552	552
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	289,893	289,893

Total comprehensive income						939,011
Cash dividends declared, $0.86 per share	—	—	(245,805)	—	—	(245,805)
Exercise of stock options	—	(4,475)	—	9,940	—	5,465
Acquisition of treasury stock	—	—	—	(86,711)	—	(86,711)
Restricted stock activity	—	(2,633)	—	638	—	(1,995)
Amortization of compensation element of restricted stock	—	20,224	—	(17,337)	—	2,887
Issuance of stock for employee benefit plans	—	4,108	—	19,750	—	23,858

Balance, June 30, 2002	$294,163	$1,276,833	$5,882,712	$(403,128)	$1,945,698	$8,996,278

* Balance at June 30, 2001 includes $294,711 for treasury stock and $39,201 for compensation element of restricted stock.
   Balance at June 30, 2002 includes $369,595 for treasury stock and $33,533 for compensation element of restricted stock.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies
The consolidated interim financial statements of SunTrust Banks, Inc. (“SunTrust” or “Company”) are unaudited. All significant intercompany accounts and transactions have been eliminated.  These financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2001.  There have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2001.  Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Note 2 – Acquisitions
The Company completed the acquisition of the Florida banking franchise of Huntington Bancshares, Inc. (“Huntington”) on February 15, 2002.  This acquisition enhances the Company’s position in the high growth markets of eastern and western Florida and solidifies its presence as a leading financial services provider in the state of Florida.
          The consolidated statement of income includes the results of operations for Huntington from the February 15, 2002 acquisition date.  The transaction resulted in $524 million of goodwill, $255 million of core deposit intangibles and $13 million of other intangibles, all of which are deductible for tax purposes.  The amount allocated to the core deposit intangible was determined by an independent valuation and is being amortized over the estimated useful life of seven years using the sum-of-years-digits method.  The amount allocated to other intangibles represents the identifiable intangible assets for trust and brokerage customer lists.  These intangible assets are being amortized over the estimated useful life of seven years using the straight-line method.
          The following condensed balance sheet discloses the amounts assigned to each major asset and liability caption at the acquisition date, net of amounts sold to FloridaFirst Bancorp, Inc.:

(Dollars in thousands) (Unaudited)
Assets
Cash and due from banks	$1,160,333
Loans	2,684,384
Allowance for loan losses	(15,531)

Net loans	2,668,853
Goodwill	523,694
Intangible assets	267,559
Other assets	73,927

Total assets	$4,694,366

Liabilities
Total deposits	$4,495,210
Short term borrowings	146,716
Other liabilities	52,440

Total liabilities	$4,694,366

Notes to Consolidated Financial Statements  (Unaudited) – continued

          The following condensed income statement discloses the pro forma results of the Company as though the Huntington acquisition had occurred at the beginning of the respective periods:

(In thousands) (Unaudited)	Six Months Ended June 30, 2002

	SunTrust Banks, Inc.	[1]	Huntington	[2]	Pro Forma Adjustments [3]	Pro Forma Combined

Interest and dividend income	$2,589,541		$27,369		$(1,731)	$2,615,179
Interest expense	978,047		15,002		(6,317)	986,732

Net interest income	1,611,494		12,367		4,586	1,628,447
Provision for loan losses	274,593		1,723		—	276,316

Net interest income after provision for loan losses	1,336,901		10,644		4,586	1,352,131

Noninterest income	1,241,105		5,522		—	1,246,627
Noninterest expense	1,655,746		14,714		10,924	1,681,384

Income before provision for income taxes	922,260		1,452		(6,338)	917,374
Provision for income taxes	273,694		465		(2,218)	271,941

Net income	$648,566		$987		$(4,120)	$645,433

Net income per average common share:
Diluted	$2.26					$2.25
Basic	2.29					2.28

	Six Months Ended June 30, 2001

	SunTrust Banks, Inc.	[4]	Huntington	[5]	Pro Forma Adjustments [6]	Pro Forma Combined

Interest and dividend income	$3,378,532		$137,457		$(5,194)	$3,510,795
Interest expense	1,749,772		88,771		(18,952)	1,819,591

Net interest income	1,628,760		48,686		13,758	1,691,204
Provision for loan losses	106,915		7,187		—	114,102

Net interest income after provision for loan losses	1,521,845		41,499		13,758	1,577,102

Noninterest income	1,047,731		23,727		—	1,071,458
Noninterest expense	1,506,535		54,357		48,770	1,609,662

Income before provision for income taxes and extraordinary loss	1,063,041		10,869		(35,012)	1,038,898
Provision for income taxes	360,546		3,478		(12,254)	351,770

Income before extraordinary loss	702,495		7,391		(22,758)	687,128
Extraordinary loss, net of taxes	17,824		—		—	17,824

Net income	$684,671		$7,391		$(22,758)	$669,304

Net income per average common share:
Diluted	$2.33					$2.28
Basic	2.36					2.31

[1]

The reported results of SunTrust Banks, Inc. for the six months ended June 30, 2002 include the results of the acquired Florida franchise of Huntington from the February 15, 2002 acquisition date.  Also included is a one-time provision for loan losses of $45.3 million related to Huntington.

[2]	The estimated results of the acquired Florida franchise of Huntington from January 1, 2002 through February 14, 2002.

[3]

Pro Forma adjustments include the following items: amortization of core deposit and other intangibles of $10.9 million, amortization of loan purchase accounting adjustment of $1.7 million, and accretion of time deposit purchase accounting adjustment of $6.3 million.

[4]	The reported results of SunTrust Banks, Inc. for the six months ended June 30, 2001.

[5]	The estimated results of the acquired Florida franchise of Huntington for the six months ended June 30, 2001.

[6]

Pro Forma adjustments include the following items: merger related expenses of $16.0 million, amortization of core deposit and other intangibles of $32.8 million, amortization of loan purchase accounting adjustment of $5.2 million, and accretion of time deposit purchase accounting adjustment of $19.0 million.

Notes to Consolidated Financial Statements  (Unaudited) – continued

Note 3 — Recent Accounting Developments
In June of 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting.  Additionally, SFAS No. 141 enhances the disclosures related to business combinations, which are included in Note 2, and requires that all intangible assets acquired in a business combination be reported separately from goodwill.  These intangible assets must then be assigned to a specifically identified reporting unit and assigned a useful life.  The provisions of this Statement apply to all business combinations initiated after June 30, 2001.  This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.
          SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Earnings for the three and six months ended June 30, 2001 included net-of-tax amortization of goodwill totaling $15.3 and $22.2 million, respectively.  Goodwill will be subject to, at least, an annual assessment for impairment by applying a two step fair-value based test.  Additionally, SFAS No. 142 enhances the disclosures related to goodwill and intangible assets, which are included in Note 4.  SunTrust adopted SFAS No. 142 effective January 1, 2002.  Goodwill currently carried on the balance sheet was subject to an initial assessment for impairment.  The Company has completed its initial assessment review and determined that there is no impairment of goodwill as of January 1, 2002.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations with the exception of no longer amortizing goodwill.
          In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement amends SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.” SFAS No. 143 applies to all entities and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  All asset retirement obligations that fall within the scope of this Statement and their related asset retirement costs will be accounted for consistently, resulting in comparability among financial statements of different entities.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company will adopt SFAS No. 143 on January 1, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.
          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued during the third quarter of 2001.  SFAS No. 144 supercedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which previously governed impairment of long-lived assets, and the portions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which addressed the disposal of a business segment.  This Statement improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed of by sale and by broadening the presentation of discontinued operations to include more disposal transactions.  The Company adopted SFAS No. 144 effective January 1, 2002, and it did not have a material impact on the Company’s financial position or results of operations.
           In May of 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  This statement rescinds Statements No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The Statement also rescinds Statement No. 44, “Accounting

Notes to Consolidated Financial Statements  (Unaudited) – continued

for Intangible Assets of Motor Carriers,” which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete.  The Statement also amends Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Finally, the statement makes various technical corrections to existing pronouncements which are not considered substantive.
          The provisions of this Statement relating to the rescission of Statement No. 4 and 64 are effective for fiscal years beginning after May 15, 2002.  The provisions relating to amendments of Statement No. 13 are effective for transactions initiated after May 15, 2002, and all other provisions are effective for financial statements issued after May 15, 2002.  Additionally, there is retroactive application for any gain or loss on extinguishment of debt that was classified as extraordinary in a prior period that does not meet the criteria in Opinion No. 30, requiring reclassification of this gain or loss.  With the exception of the rescission of Statement No. 4 and 64, the Company adopted the provisions of this Statement, and it did not have a material impact on the Company’s financial position or results of operations.  The provisions relating to the rescission of Statement No. 4 and 64, which will eliminate the extraordinary treatment for extinguishment of debt, will be adopted January 1, 2003.  The Company does not expect the remaining provisions of this Statement to have a material impact on the Company’s financial position or results of operations.

Note 4 – Intangible Assets
Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment.  The Company completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002.  The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount.  The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2001 and 2002 are as follows:

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Total

Balance, January 1, 2001	$337,283	$16,951	$118,180	$2,014	$—	$—	$474,428
Amortization	(23,298)	(524)	(2,684)	(635)	(202)	—	(27,343)
AMA Holdings, Inc. acquisition	—	—	—	—	22,172	—	22,172
Purchase price adjustment	—	—	—	—	(1,798)	—	(1,798)
Contingent consideration	—	1,738	—	—	—	—	1,738

Balance, June 30, 2001	$313,985	$18,165	$115,496	$1,379	$20,172	$—	$469,197

Balance, January 1, 2002	$299,984	$20,781	$93,442	$1,859	$24,431	$—	$440,497
Huntington acquisition	523,694	—	—	—	—	—	523,694
Reallocation	744	—	—	(744)	—	—	—
Purchase price adjustment	1,303	15	1,071	—	—	—	2,389

Balance, June 30, 2002	$825,725	$20,796	$94,513	$1,115	$24,431	$—	$966,580

Notes to Consolidated Financial Statements  (Unaudited) – continued

The Company adopted SFAS No. 142, in its entirety, effective January 1, 2002.  The following presents the net income that would have been reported had SFAS No. 142 been implemented January 1, 2001.

	Three Months Ended

(Dollars in thousands) (Unaudited)	June 30, 2002	June 30, 2001

Reported net income	$343,685	$347,146
Add: Goodwill amortization, net of taxes	—	15,338

Adjusted net income	$343,685	$362,484

Reported diluted earnings per share	$1.20	$1.19
Add: Goodwill amortization, net of taxes	—	0.06

Adjusted diluted earnings per share	$1.20	$1.25

Reported basic earnings per share	$1.22	$1.21
Add: Goodwill amortization, net of taxes	—	0.06

Adjusted basic earnings per share	$1.22	$1.27

	Six Months Ended

(Dollars in thousands) (Unaudited)	June 30, 2002	June 30, 2001

Reported net income	$648,566	$684,671
Add: Goodwill amortization, net of taxes	—	22,247

Adjusted net income	$648,566	$706,918

Reported diluted earnings per share	$2.26	$2.33
Add: Goodwill amortization, net of taxes	—	0.08

Adjusted diluted earnings per share	$2.26	$2.41

Reported basic earnings per share	$2.29	$2.36
Add: Goodwill amortization, net of taxes	—	0.08

Adjusted basic earnings per share	$2.29	$2.44

Notes to Consolidated Financial Statements  (Unaudited) – continued

The changes in the carrying amounts of other intangible assets for the six months ended June 30, 2001 and 2002 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total

Balance, January 1, 2001	$20,878	$314,996	$558	$336,432
Amortization	(1,873)	(52,351)	(68)	(54,292)
Servicing rights acquired	—	21,546	—	21,546
Servicing rights originated	—	76,279	—	76,279

Balance, June 30, 2001	$19,005	$360,470	$490	$379,965

Balance, January 1, 2002	$19,158	$351,200	$421	$370,779
Amortization	(23,319)	(72,673)	(669)	(96,661)
Servicing rights acquired	—	32,380	—	32,380
Servicing rights originated	—	94,943	—	94,943
Huntington acquisition	254,959	—	12,600	267,559

Balance, June 30, 2002	$250,798	$405,850	$12,352	$669,000

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for 2002 and the subsequent five years is as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Other	Total

2002	$57,261	$1,637	$58,898
2003	60,287	1,937	62,224
2004	50,432	1,920	52,352
2005	39,948	1,827	41,775
2006	30,618	1,800	32,418
2007	21,515	1,800	23,315
Thereafter	14,056	2,100	16,156

Total	$274,117	$13,021	$287,138

Notes to Consolidated Financial Statements  (Unaudited) – continued

Note 5 – Comprehensive Income
Comprehensive income for the six months ended June 30, 2002 and 2001 is calculated as follows:

(Dollars in thousands) (Unaudited)	2002	2001

Unrealized gain (loss) on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$445,989	$(442,192)
Income tax	156,096	(154,767)

Net of income tax	$289,893	$(287,425)

Amounts reported in net income:
Gain on sale of securities	$119,187	$84,845
Net amortization (accretion)	11,289	(8,638)

Reclassification adjustment	130,476	76,207
Income tax	(45,667)	(26,672)

Reclassification adjustment, net of tax	$84,809	$49,535

Unrealized gain (loss) on available for sale securities arising during period, net of tax	$374,702	$(237,890)
Reclassification adjustment, net of tax	(84,809)	(49,535)

Net unrealized gain (loss) on available for sale securities recognized in other comprehensive income	$289,893	$(287,425)

Unrealized gain (loss) on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$849	$(42,319)
Income tax	(297)	14,812

Net of income tax	$552	$(27,507)

Cumulative effect of change in accounting principle	$—	$(16,246)
Income tax	—	5,686

Cumulative effect of change in accounting principle, net of tax	$—	$(10,560)

Reclassification of losses from other comprehensive income to earnings	$3,281	$6,073
Income tax	(1,148)	(2,125)

Reclassification adjustment, net of tax	$2,133	$3,948

Unrealized gain (loss) on derivative financial instruments arising during period, net of tax	$(1,581)	$(20,895)
Reclassification adjustment, net of tax	2,133	3,948

Net unrealized gain (loss) on derivative instruments recognized in other comprehensive income	$552	$(16,947)

Total unrealized gains (losses) recognized in other comprehensive income	$290,445	$(314,932)
Net income	648,566	684,671

Total comprehensive income	$939,011	$369,739

Notes to Consolidated Financial Statements  (Unaudited) – continued

Note 6 – Earnings Per Share Reconciliation
Net income is the same in the calculation of basic and diluted earnings per share (“EPS”).  Shares of 2.7 million and 3.7 million for the periods ended June 30, 2002 and 2001, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive.  A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2002 and 2001 is included in the following table:

	Three Months Ended June 30		Six Months Ended June 30

(In thousands, except per share data) (Unaudited)	2002	2001	2002	2001

Diluted
Income before extraordinary loss	$343,685	$364,970	$648,566	$702,495
Extraordinary loss, net of taxes	—	17,824	—	17,824

Net income	$343,685	$347,146	$648,566	$684,671

Average common shares outstanding	283,293	287,878	283,672	289,831
Effect of dilutive securities:
Stock options	2,049	1,919	1,883	2,028
Performance restricted stock	1,946	1,880	1,776	1,884

Average diluted common shares	287,288	291,677	287,331	293,743

Earnings per common share - diluted:
Income before extraordinary loss	$1.20	$1.25	$2.26	$2.39
Extraordinary loss, net of taxes	—	0.06	—	0.06

Net income	$1.20	$1.19	$2.26	$2.33

Basic
Income before extraordinary loss	$343,685	$364,970	$648,566	$702,495
Extraordinary loss, net of taxes	—	17,824	—	17,824

Net income	$343,685	$347,146	$648,566	$684,671

Average common shares	283,293	287,878	283,672	289,831

Earnings per common share - basic:
Income before extraordinary loss	$1.22	$1.27	$2.29	$2.42
Extraordinary loss, net of taxes	—	0.06	—	0.06

Net income	$1.22	$1.21	$2.29	$2.36

Note 7 – Business Segment Reporting

Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting practices equivalent to generally accepted accounting principles.  Therefore, the disclosure of business segment performance is not necessarily comparable with similar information presented by any other financial institution.
          The Company utilizes a matched maturity funds transfer pricing methodology to transfer much of the interest rate risk of all assets and liabilities to the Corporate Treasury area which manages the interest rate risk of the Company.  Differences in the aggregate amounts of transfer priced funds charges and credits are reflected in the Corporate/Other line of business segment.  A system of internal credit transfers is utilized to recognize

Notes to Consolidated Financial Statements  (Unaudited) – continued

supportive business services across lines of business.  The net results of these credits are reflected in each line of business segment.  The cost of operating office premises is charged to the lines of business by use of an internal cost transfer process.  Allocations of certain administrative support expenses and customer transaction processing expenses are also reflected in each line of business segment.  The offset to these expense allocations, as well as the amount of any unallocated expenses, is reported in the Corporate/Other line of business segment.
          The Company also utilizes an internal credit risk transfer pricing methodology (the “credit risk premium”) which creates a current period financial charge against interest income to each line of business based on the estimated credit risk-adjusted return on loans.  The offset to the aggregate credit risk premium charges is matched against the Company’s current provision for loan losses with any difference reported in the Corporate/Other segment.  The provision for income taxes is also reported in the Corporate/Other segment.
          The Company is currently in the process of building and implementing further enhancements to its internal management reporting system that are expected to be implemented throughout 2002 and beyond.  Once complete, the items reported for each line of business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced net interest revenue, net of credit risk premiums; direct non-interest income; internal credit transfers between lines of business for supportive business services; and fully absorbed expenses.  The internal management reporting system and the business segment disclosures for each line of business do not currently include attributed economic capital, nor fully absorbed expenses.  Any amounts not currently reported in each line of business segment are reported in the Corporate/Other segment.  The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment.  Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is restated.
          The tables on page 16-17 disclose selected financial information for SunTrust’s new reportable business segments for the three and six months ended June 30, 2002 and 2001.

Notes to Consolidated Financial Statements (Unaudited) – continued

	Three Months Ended June 30, 2002

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated

Average total assets	$23,344,848	$22,295,479	$19,697,877	$18,562,479	$1,725,756	$20,865,557	$106,491,996
Average total liabilities	52,424,158	9,373,000	4,799,568	1,201,561	1,576,814	28,373,732	97,748,833
Average total equity	—	—	—	—	—	8,743,163	8,743,163

Net interest income (FTE) (1)	435,936	157,185	58,213	89,270	12,503	70,005	823,112
Provision for Loan Losses (2)	25,173	13,324	45,993	1,593	578	24,357	111,018

Net interest revenue	410,763	143,861	12,220	87,677	11,925	45,648	712,094

Noninterest revenue	187,406	72,917	137,470	35,415	172,024	20,591	625,823
Noninterest expense	323,951	88,704	87,038	78,006	118,706	121,713	818,118

Total contribution before taxes and extraordinary items	274,218	128,074	62,652	45,086	65,243	(55,474)	519,799
Provision for income taxes (3)	—	—	—	—	—	176,114	176,114
Income Before Extraordinary Items	274,218	128,074	62,652	45,086	65,243	(231,588)	343,685
Extraordinary Items net of Tax	—	—	—	—	—	—	—

Net income	$274,218	$128,074	$62,652	$45,086	$65,243	$(231,588)	$343,685

	Three Months Ended June 30, 2001

	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated

Average total assets	$19,553,611	$20,629,929	$22,084,302	$19,408,105	$1,430,966	$20,087,331	$103,194,244
Average total liabilities	45,501,986	8,497,959	4,537,235	1,093,686	1,276,789	34,413,169	95,320,824
Average total equity	—	—	—	—	—	7,873,420	7,873,420

Net interest income (FTE) (1)	408,346	145,174	73,781	56,579	12,512	137,750	834,142
Provision for Loan Losses (2)	12,228	8,527	15,905	1,746	359	850	39,615

Net interest revenue	396,118	136,647	57,876	54,833	12,153	136,900	794,527

Noninterest revenue	152,952	64,134	93,623	48,500	147,891	14,712	521,812
Noninterest expense	286,917	95,469	81,943	73,930	99,138	126,441	763,838

Total contribution before taxes and extraordinary items	262,153	105,312	69,556	29,403	60,906	25,171	552,501
Provision for income taxes (3)	—	—	—	—	—	187,531	187,531
Income Before Extraordinary Items	262,153	105,312	69,556	29,403	60,906	(162,360)	364,970
Extraordinary Items net of Tax	—	—	—	—	—	(17,824)	(17,824)

Net income	$262,153	$105,312	$69,556	$29,403	$60,906	$(180,184)	$347,146

(1)	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
(2)	Provision for Loan Losses includes a credit risk premium charge for the lines of business.
(3)	Includes regular income tax provision and taxable-equivalent income adjustment reversal of $9,724 and $10,239 for the three months ended June 30, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

	Six Months Ended June 30, 2002

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated

Average total assets	$22,449,242	$21,877,983	$20,115,283	$18,911,666	$1,719,815	$20,574,741	$105,648,730
Average total liabilities	51,049,226	9,234,861	4,918,753	1,193,926	1,670,348	29,016,121	97,083,235
Average total equity	—	—	—	—	—	8,565,495	8,565,495

Net interest income (FTE) (1)	840,850	308,062	128,852	183,296	24,813	144,890	1,630,763
Provision for Loan Losses (2)	48,692	24,313	130,408	3,315	1,224	66,641	274,593

Net interest revenue	792,158	283,749	(1,556)	179,981	23,589	78,249	1,356,170

Noninterest revenue	359,463	148,799	259,972	67,554	333,056	72,261	1,241,105
Noninterest expense	653,080	190,582	187,896	164,729	238,220	221,239	1,655,746

Total contribution before taxes and extraordinary items	498,541	241,966	70,520	82,806	118,425	(70,729)	941,529
Provision for income taxes (3)	—	—	—	—	—	292,963	292,963
Income Before Extraordinary Items	498,541	241,966	70,520	82,806	118,425	(363,692)	648,566
Extraordinary Items net of Tax	—	—	—	—	—	—	—

Net income	$498,541	$241,966	$70,520	$82,806	$118,425	$(363,692)	$648,566

	Six Months Ended June 30, 2001

	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated

Average total assets	$19,549,333	$20,379,594	$22,405,893	$19,409,154	$1,358,938	$20,106,807	$103,209,719
Average total liabilities	44,983,551	8,552,361	4,421,253	921,473	1,395,515	34,954,843	95,228,996
Average total equity	—	—	—	—	—	7,980,723	7,980,723

Net interest income (FTE) (1)	787,032	291,454	143,111	97,433	23,846	306,493	1,649,369
Provision for Loan Losses (2)	23,919	16,620	34,880	3,669	638	27,189	106,915

Net interest revenue	763,113	274,834	108,231	93,764	23,208	279,304	1,542,454

Noninterest revenue	302,991	121,050	184,274	102,162	298,780	38,474	1,047,731
Noninterest expense	573,450	190,556	167,164	146,065	199,571	229,729	1,506,535

Total contribution before taxes and extraordinary items	492,654	205,328	125,341	49,861	122,417	88,049	1,083,650
Provision for income taxes (3)	—	—	—	—	—	381,155	381,155
Income Before Extraordinary Items	492,654	205,328	125,341	49,861	122,417	(293,106)	702,495
Extraordinary Items net of Tax	—	—	—	—	—	(17,824)	(17,824)

Net income	$492,654	$205,328	$125,341	$49,861	$122,417	$(310,930)	$684,671

(1)	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
(2)	Provision for Loan Losses includes a credit risk premium charge for the lines of business.
(3)	Includes regular income tax provision and taxable-equivalent income adjustment reversal of $19,269 and $20,609 for the six months ended June 30, 2002 and 2001, respectively.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc., one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia.  SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, Virginia and the District of Columbia.  In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

SunTrust has 1,197 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,350 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the second quarter and first six months of 2002 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2001 Annual Report found on Form 10-K/A.  In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis and the ratios are presented on an annualized basis.  The FTE basis adjusts for the tax-favored status of income from certain loans and investments.  Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity.  The return on average realized shareholders’ equity excludes net unrealized security gains.  Due to its ownership of 48 million shares of common stock of The Coca-Cola Company resulting in an unrealized net gain of $2.8 billion as of June 30, 2002, the Company believes that this measure is more indicative of its return on average shareholders’ equity when comparing performance to other companies.

SunTrust has made, and may continue to make, various forward-looking statements with respect to financial and business matters.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties, all of which may change over time.  The actual results that are achieved could differ significantly from the forward-looking statements contained in this document.

Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, SunTrust will no longer amortize goodwill.  See “Recent Accounting Developments” on page 9 of the Notes to the Consolidated Financial Statements for further information.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported.  Accounting policies are described in detail in Note 1 to the consolidated financial statements in the 2001 Annual Report.  The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of the Company’s current accounting policies involving significant management valuation judgements.

Allowance for Loan Losses. The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio.  The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.  The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that SunTrust will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Estimates of Fair Value. The estimation of fair value is significant to a number of SunTrust’s assets, including trading account assets, loans held for sale, available for sale investment securities, mortgage servicing rights, other real estate owned, as well as assets and liabilities associated with derivative financial instruments.  These are all recorded at either fair value or at the lower of cost or fair value.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds and discount rates.

Fair values for trading account assets and most available for sale investment securities are based on quoted market prices.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of loans held for sale are based on anticipated liquidation values, while the fair values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates.  The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.  The fair values of derivative financial instruments are estimated based on current market quotes.

EARNINGS ANALYSIS

SunTrust reported earnings of $343.7 million and $648.6 million for the second quarter and first six months of 2002, a decrease of $3.5 million, or 1.0%, and $36.1 million, or 5.3%, compared to $347.1 million and $684.7 million in the same periods last year.  Reported diluted earnings per share were $1.20 and $1.19 for the three months ended June 30, 2002 and 2001, respectively, and $2.26 and $2.33 for the six months ended June 30, 2002 and 2001, respectively.  For the first six months of 2002, results included $39.8 million after-tax in nonrecurring expenses associated with the Company’s acquisition of the Florida franchise of Huntington Bancshares, Inc. Adjusting for these merger charges, operating diluted earnings per share were $2.40 for the six months ended June 30, 2002.

Net interest income decreased $11.0 million, or 1.3%, and $18.6 million, or 1.1%, from the second quarter and first six months of 2001 to the second quarter and first six months of 2002.  This was due to lower loan related revenues associated with the weak economy as average loans, adjusted for securitizations and the impact of Huntington, were down 2.4% and 4.4% from the second quarter and first six months of 2001, respectively.

The provision for loan losses increased $71.4 million, or 180.2%, to $111.0 million in the second quarter of 2002 and $167.7 million, or 156.8%, to $274.6 million in the first six months of 2002.  The quarterly and year-to-date increases are primarily due to increased commercial and consumer charge-offs due to the weakened economy. Additionally impacting the year-to-date increase was $45.3 million of additional, one-time provision expenses in the first quarter of 2002 related to the Huntington acquisition.

Total noninterest income, excluding securities gains, was $570.1 million and $1,121.9 million for the second quarter and first six months of 2002, respectively.  This represents an increase of $76.0 million, or 15.4%, over the prior year’s second quarter, and $159.0 million, or 16.5%, over the first six months of 2001.  The increase in the second quarter and year-to-date is in part attributable to a $33.4 million, or 171.9%, and $64.1 million, or 191.3%, growth in investment banking income as the Company benefited from improvements in the performance of its capital markets business and the addition of the institutional business of Robinson-Humphrey.  Additionally, the second quarter and year-to-date combined service charges on deposit accounts and other charges and fees increased $46.2 million, or 25.2%, and $87.0 million, or 24.3%, due to increased usage of products and services, a more consistent pricing strategy throughout its markets and a lower earnings credit rate. The Company also benefited from a $7.4 million, or 5.9%, and $12.2 million, or 4.9%, increase in trust and investment management income from the second quarter and first six months of 2001.

Total noninterest expense increased $54.3 million, or 7.1%, over the second quarter of 2001 to $818.1 million and $149.2 million, or 9.9%, over the first six months of 2001 to $1,655.7 million.  Personnel expenses in the second quarter and year-to-date increased $59.4 million, or 13.8%, and $111.3 million, or 12.9%, from prior periods due to increased benefits costs and the acquisitions of Huntington, the institutional business of Robinson-Humphrey and AMA Holdings, Inc.  The acquisition of Huntington resulted in $16.0 million of one-time merger-related charges for operations and systems integration and $21.8 million for amortization of related intangible assets for the six months ended June 30, 2002.  In the second quarter and first six months of 2001, the Company recorded $20.1 million and $27.3 million, respectively, of goodwill amortization which is no longer being amortized in conjunction with the provisions of SFAS No. 142.

On August 13, 2002, SunTrust announced that the Company will begin expensing the cost of all stock options granted during 2002.  All future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.”  It is expected that the impact will be less than $0.01 per diluted share for 2002.

Selected Quarterly Financial Data					Table 1
(Dollars in millions except per share data) (Unaudited)	Quarters

	2002		2001

	2	1	4	3	2

Summary of Operations
Interest and dividend income	$1,292.0	$1,297.6	$1,391.1	$1,509.9	$1,634.7
Interest expense	478.6	499.5	571.1	706.1	810.8

Net interest income	813.4	798.1	820.0	803.8	823.9
Provision for loan losses	111.0	163.6	88.1	80.2	39.6

Net interest income after provision for loan losses	702.4	634.5	731.9	723.6	784.3
Noninterest income(1)	625.8	615.3	557.7	550.4	521.8
Noninterest expense(2)(3)(4)	818.1	837.6	830.2	776.8	763.8

Income before provision for income taxes and extraordinary items	510.1	412.2	459.4	497.2	542.3
Provision for income taxes	166.4	107.3	126.8	163.1	177.3

Income before extraordinary items	343.7	304.9	332.6	334.1	365.0
Extraordinary gain (loss), net of taxes(5)	—	—	24.1	—	(17.8)

Net income	$343.7	$304.9	$356.7	$334.1	$347.2

Net interest income (taxable-equivalent)	$823.1	$807.7	$830.1	$813.9	$834.1

Per Common Share
Diluted
Income before extraordinary items	$1.20	$1.06	$1.16	$1.15	$1.25
Extraordinary gain (loss), net of taxes	—	—	0.08	—	(0.06)

Net income	1.20	1.06	1.24	1.15	1.19
Basic
Income before extraordinary items	1.22	1.07	1.17	1.17	1.27
Extraordinary gain (loss), net of taxes	—	—	0.08	—	(0.06)

Net income	1.22	1.07	1.25	1.17	1.21
Dividends declared	0.43	0.43	0.40	0.40	0.40
Book value	31.41	29.97	28.97	28.40	27.29
Market price
High	70.20	68.47	67.93	72.35	66.38
Low	65.10	58.32	58.10	60.10	59.25
Close	67.72	66.73	62.70	66.60	64.78

Selected Average Balances
Total assets	$106,492.0	$104,796.1	$103,882.0	$101,246.0	$103,194.2
Earning assets	94,740.5	93,198.1	92,440.9	90,588.0	92,570.8
Loans	70,985.1	69,694.6	69,547.1	69,024.0	69,900.5
Consumer and commercial deposits	65,466.3	62,211.5	59,085.8	57,081.1	56,343.6
Brokered and foreign deposits	5,179.8	5,432.4	6,268.1	6,086.6	8,017.1
Realized shareholders’ equity	6,901.5	6,729.8	6,530.6	6,305.4	6,208.8
Total shareholders’ equity	8,743.1	8,385.9	8,334.5	7,996.1	7,873.4

Common shares - diluted (thousands)	287,288	287,375	289,319	289,601	291,677
Common shares - basic (thousands)	283,293	284,055	285,645	285,570	287,878

Financial Ratios (Annualized)
Return on average assets	1.33%	1.21%	1.40%	1.34%	1.38%
Return on average realized shareholders’ equity	19.97	18.37	21.67	21.02	22.43
Return on average total shareholders’ equity	15.77	14.74	16.98	16.58	17.68
Net interest margin	3.48	3.51	3.56	3.56	3.61

(1)

Includes securities gains of $55.7 and $63.5 million for the second and first quarters of 2002 and $32.1, $36.2, and $27.7 million for the fourth, third, and second quarters of 2001, respectively, related to the Company’s securities portfolio repositioning.

(2)

Includes enhancements to customer based systems of $9.4 and $16.8 million for the second and first quarters of 2002 and $15.5, $17.5, and $14.7 million for the fourth, third, and second quarters of 2001, respectively, related to the One Bank initiative.

(3)	Includes merger-related expenses of $16.0 million for the first quarter of 2002 related to the acquisition of the Florida franchise of Huntington Bancshares.
(4)	Includes Wachovia proposal expenses of $32.0 million for the third quarter of 2001.
(5)

Represents the gain on the Company’s early extinguishment of long-term debt during the fourth quarter of 2001, net of $13.0 million in taxes, and the loss of the Company’s early extinguishment of long-term debt during the second quarter of 2001, net of $9.6 million in taxes.

Consolidated Daily Average Balances, Income/Expense
and Average Yields Earned and Rates Paid
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)

	Quarter Ended

	June 30, 2002			March 31, 2002

	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

Assets
Loans:(1)
Taxable	$69,738.1	$994.7	5.72%	$68,473.6	$980.4	5.81%
Tax-exempt(2)	1,247.0	17.4	5.58	1,221.0	17.6	5.85

Total loans	70,985.1	1,012.1	5.72	69,694.6	998.0	5.81
Securities available for sale:
Taxable	16,538.3	211.0	5.10	15,943.1	221.1	5.55
Tax-exempt(2)	413.6	7.1	6.91	424.4	7.4	6.95

Total securities available for sale	16,951.9	218.1	5.15	16,367.5	228.5	5.58
Funds sold	1,454.7	6.6	1.79	1,175.7	5.3	1.79
Loans held for sale	3,454.7	57.4	6.65	4,084.4	67.6	6.62
Interest-bearing deposits	352.6	1.5	1.70	328.6	1.5	1.86
Trading account	1,541.5	6.0	1.57	1,547.3	6.3	1.65

Total earning assets	94,740.5	1,301.7	5.51	93,198.1	1,307.2	5.69
Allowance for loan losses	(934.0)			(897.3)
Cash and due from banks	3,196.7			3,360.2
Premises and equipment	1,623.3			1,613.1
Other assets	4,987.6			4,931.3
Unrealized gains on securities available for sale	2,877.9			2,590.7

Total assets	$106,492.0			$104,796.1

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW /money market	$10,181.1	$18.8	0.74%	$9,620.0	$18.1	0.76%
Money Market - regular	20,369.5	84.4	1.66	19,191.0	83.8	1.77
Savings	6,436.8	23.1	1.44	6,271.9	23.7	1.54
Consumer time	9,683.0	91.6	3.80	9,040.8	92.0	4.13
Other time	3,803.6	25.0	2.64	3,491.6	30.8	3.57

Total interest bearing consumer and commercial deposits	50,474.0	242.9	1.93	47,615.3	248.4	2.12
Brokered deposits	2,394.8	28.6	4.72	2,646.9	40.8	6.16
Foreign deposits	2,785.0	12.1	1.72	2,785.5	11.8	1.70

Total interest-bearing deposits	55,653.8	283.6	2.04	53,047.7	301.0	2.30
Funds purchased	9,670.5	34.1	1.40	10,241.5	35.5	1.39
Other short-term borrowings	783.7	3.4	1.71	1,265.5	4.8	1.54
Long-term debt	11,889.9	157.5	5.31	12,273.0	158.2	5.23

Total interest-bearing liabilities	77,997.9	478.6	2.46	76,827.7	499.5	2.64
Noninterest-bearing deposits	14,992.2			14,596.1
Other liabilities	4,758.8			4,986.4
Realized shareholders’ equity	6,901.5			6,729.8
Accumulated other comprehensive income	1,841.6			1,656.1

Total liabilities and shareholders’ equity	$106,492.0			$104,796.1

Interest rate spread			3.05%			3.05%

Net Interest Income		$823.1			$807.7

Net Interest Margin(3)			3.48%			3.51%

(1)

Interest income includes net loan fees of $31.8, $29.4 and $35.6 million in the quarters ended June 30 and March 31, 2002 and June 30, 2001 and $61.2 and $71.6 million for the six months ended June 30, 2002 and 2001, respectively.  Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2)

Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis.  The net taxable-equivalent adjustment amounts included in the above table aggregated $9.7, $9.5 and $10.2 million in the quarters ended June 30 and March 31, 2002 and June 30, 2001 and $19.3 and $20.6 million for the six months ended June 30, 2002 and 2001, respectively.

				Table 2
	Quarter Ended			Six Months Ended

	June 30, 2001			June 30, 2002			June 30, 2001

	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

Assets
Loans:(1)
Taxable	$68,810.9	$1,258.7	7.34%	$69,109.3	$1,975.1	5.76%	$69,676.8	$2,643.6	7.65%
Tax-exempt(2)	1,089.6	19.8	7.28	1,234.1	35.0	5.71	1,095.8	40.7	7.48

Total loans	69,900.5	1,278.5	7.34	70,343.4	2,010.1	5.76	70,772.6	2,684.3	7.65
Securities available for sale:
Taxable	16,756.8	278.2	6.64	16,242.3	432.1	5.32	16,340.8	548.2	6.71
Tax-exempt(2)	455.9	9.4	8.24	419.0	14.5	6.93	452.8	18.7	8.28

Total securities available for sale	17,212.7	287.6	6.68	16,661.3	446.6	5.36	16,793.6	566.9	6.75
Funds sold	1,176.4	13.4	4.50	1,316.0	11.8	1.79	1,268.2	32.3	5.07
Loans held for sale	2,829.8	51.9	7.34	3,767.8	125.0	6.63	2,411.3	88.5	7.34
Interest-bearing deposits	83.1	0.7	3.72	340.7	3.0	1.78	54.7	1.2	4.44
Trading account	1,368.3	12.8	3.75	1,544.4	12.3	1.61	1,261.9	25.9	4.14

Total earning assets	92,570.8	1,644.9	7.13	93,973.6	2,608.8	5.60	92,562.3	3,399.1	7.41
Allowance for loan losses	(868.9)			(915.8)			(882.7)
Cash and due from banks	3,373.7			3,278.0			3,347.9
Premises and equipment	1,601.4			1,618.2			1,609.2
Other assets	3,955.5			4,959.6			3,859.0
Unrealized gains on securities available for sale	2,561.7			2,735.1			2,714.0

Total assets	$103,194.2			$105,648.7			$103,209.7

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW /money market	$8,410.0	$26.9	1.28%	$9,902.1	$36.9	0.75%	$8,315.1	$57.1	1.39%
Money Market - regular	15,369.9	146.2	3.81	19,783.5	168.2	1.71	14,168.5	289.4	4.12
Savings	6,024.8	46.4	3.09	6,354.8	46.8	1.49	6,137.5	103.0	3.38
Consumer time	9,217.8	123.3	5.37	9,363.7	183.6	3.95	9,478.0	259.0	5.51
Other time	3,829.4	52.7	5.52	3,648.5	55.8	3.08	4,031.1	114.8	5.74

Total interest bearing consumer and commercial deposits	42,851.9	395.5	3.70	49,052.6	491.3	2.02	42,130.2	823.3	3.94
Brokered deposits	2,265.6	26.8	4.68	2,520.1	69.4	5.47	2,377.3	66.0	5.52
Foreign deposits	5,751.5	62.6	4.31	2,785.3	23.9	1.71	7,058.3	179.8	5.07

Total interest-bearing deposits	50,869.0	484.9	3.82	54,358.0	584.6	2.17	51,565.8	1,069.1	4.18
Funds purchased	12,367.6	125.9	4.03	9,954.5	69.6	1.39	12,102.6	280.3	4.61
Other short-term borrowings	1,367.1	16.0	4.68	1,023.2	8.1	1.60	1,544.7	40.0	5.22
Long-term debt	12,486.2	184.0	5.91	12,080.4	315.7	5.27	12,089.6	360.3	6.01

Total interest-bearing liabilities	77,089.9	810.8	4.22	77,416.1	978.0	2.55	77,302.7	1,749.7	4.56
Noninterest-bearing deposits	13,491.7			14,795.3			13,315.9
Other liabilities	4,739.2			4,871.8			4,610.4
Realized shareholders’ equity	6,208.8			6,816.1			6,236.5
Accumulated other comprehensive income	1,664.6			1,749.4			1,744.2

Total liabilities and shareholders’ equity	$103,194.2			$105,648.7			$103,209.7

Interest rate spread			2.91%			3.05%			2.85%

Net Interest Income		$834.1			$1,630.8			$1,649.4

Net Interest Margin(3)			3.61%			3.50%			3.59%

(3)

Derivative instruments used to help manage SunTrust’s interest-sensitivity position decreased net interest income $11.7 and $21.4 million and increased net interest income $4.5 million in the quarters ended June 30 and March 31, 2002 and June 30, 2001, respectively, and decreased net interest income $33.0 million and increased net interest income $3.4 million for the six months ended June 30, 2002 and 2001, respectively.  Without these instruments, the net interest margin would have been 3.53%, 3.61%, and 3.59% in the quarters ended June 30 and March 31, 2002 and June 30, 2001, respectively, and 3.57% and 3.59% for the six months ended June 30, 2002 and 2001, respectively.

Business Segments. Prior to 2001, the Company’s segment disclosures were aligned with its geographic regions as defined by its former multiple bank charters.  During 2000, as a result of the consolidation of its multiple bank charters into a single legal entity, the Company began to redefine its operating model and created a line of business management structure to overlay its former multiple bank management structure.  Beginning in January 2001, the Company implemented significant changes to its internal management reporting system to begin to measure and manage certain business activities by line of business.  For more financial details on business segment disclosures, please see Note 7 – Business Segment Reporting in the Notes to the Financial Statements. The lines of business are defined as follows:

Retail

The Retail line of business includes loans, deposits, and other fee based services for consumer and private banking clients, as well as business clients with less than $5 million in sales.  Retail serves clients through an extensive network of traditional and in-store branches, ATMs, and SunTrust Online (STOLI), the telephone and Internet banking channel.  In addition to serving the retail market, the Retail line of business serves as a “port of entry” for new customers who are referred to other lines of business.  When client needs change and expand, Retail promotes existing clients into the Private Client Services and Commercial lines of business.

Commercial

The Commercial line of business provides enterprises with a full array of financial solutions including traditional commercial lending, treasury management, financial risk management products and merchant card services.  The primary customer segments served by this line of business include “Commercial” ($5 million to $50 million in annual revenues), “Middle Market”  ($50 million to $250 million in annual revenues), “Commercial Real Estate” (entities that specialize in Commercial Real Estate activities), “Financial Institutions” (correspondent banking entities), and “Government/Not-for-Profit” entities.  Also included in this segment are specialty groups that operate both within and outside of the SunTrust footprint such as Receivables Capital Management (factoring services), Affordable Housing (community development properties), and Premium Assignment Corporation (insurance premium financing).

Corporate and Investment Banking

Corporate & Investment Banking serves firms with over $250 million in annual revenues in a variety of industries both inside and outside the SunTrust footprint.  Industry Specialties include Media & Communications, Energy, Healthcare, Franchise & Distributor Finance, Restaurants, Agrifoods, Fabrics & Furnishings, Business Services, Retail & Consumer, and Technology.

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

Mortgage

The Mortgage line of business originates mortgage loans through retail, broker and correspondent channels. These loans are securitized and sold in the secondary market with servicing rights retained or held in the Company’s residential loan portfolio.  The line of business services loans for its own residential mortgage portfolio as well as for others.

Private Client Services

Private Client Services (“PCS”) provides a full array of asset management products and professional services to both individual and institutional clients.  PCS’ primary segments include brokerage, individual wealth management, and institutional investment management and administration.  Individual clients seeking brokerage services may choose between PCS’ discount/online, mid-tier, or full service brokerage offerings.  PCS also offers professional investment management and trust services to clients seeking active management of their financial resources.  Institutional investment management and administration is comprised of Trusco Capital Management, Inc. (“Trusco”), Retirement Services, Endowment & Foundation Services, Corporate Trust, and Stock Transfer. Retirement Services provides administration and custody services for 401(k) and employee defined benefit plans. Endowment & Foundation Services also provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate Trust targets issuers of tax-exempt and corporate debt and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services.  Trusco is a registered investment advisor that acts as the investment manager for PCS’ institutional clients and the STI Classic Funds.

Corporate/Other

Corporate/Other (“Other”) includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises and certain support activities not currently allocated to the aforementioned lines of business.  The major components of the Other line of business include Enterprise Information Services, which is the primary data processing and operations group, the Corporate Real Estate group, which manages occupancy expense, Marketing, which handles advertising, product management and customer information functions, SunTrust Online, which handles customer phone inquiries and phone sales and manages the internet banking function, Human Resources, which includes the recruiting, training and employee benefit administration functions, Finance, which includes accounting, budgeting, planning, audit, tax, treasury, risk management and internal control.  Other functions included in the Other line of business are asset quality administration, loan review, legal and compliance, corporate strategies development and the executive management group.  The Other line of business also contains certain expenses that have not been allocated to the primary lines of business, eliminations, and the residual offsets derived from matched-maturity funds transfer pricing and provision for loan losses/credit risk premium allocations.

The following table for SunTrust’s reportable business segments compares total income before taxes for the three and six months ended June 30, 2002 to the same periods last year:

Total Income Before Taxes		Table 3
(Dollars in thousands) (Unaudited)	Three Months Ended

	June 30, 2002	June 30, 2001

Retail	$274,218	$262,153
Commercial	128,074	105,312
Corporate and Investment Banking	62,652	69,556
Mortgage	45,086	29,403
Private Client Services	65,243	60,906
Corporate/Other	(55,474)	25,171

Total Consolidated FTE Adjusted	519,799	552,501
Less: FTE Adjustments	9,724	10,239

Total Consolidated	$510,075	$542,262

	Six Months Ended

	June 30, 2002	June 30, 2001

Retail	$498,541	$492,654
Commercial	241,966	205,328
Corporate and Investment Banking	70,520	125,341
Mortgage	82,806	49,861
Private Client Services	118,425	122,417
Corporate/Other	(70,729)	88,049

Total Consolidated FTE Adjusted	941,529	1,083,650
Less: FTE Adjustments	19,269	20,609

Total Consolidated	$922,260	$1,063,041

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and six months ended June 30, 2002 to the same periods last year:

				Table 4

(Dollars in thousands) (Unaudited)	Three Months Ended

	June 30, 2002		June 30, 2001

Lines of Business	Average loans	Average deposits	Average loans	Average deposits

Retail	$21,749,077	$52,211,368	$18,025,111	$45,255,300
Commercial	20,361,367	9,287,878	18,725,725	7,304,650
Corporate and Investment Banking	15,258,063	1,418,681	18,001,648	1,481,830
Mortgage	12,073,816	828,334	13,226,020	839,767
Private Client Services	1,554,665	1,557,768	1,268,453	1,228,157

	Six Months Ended

	June 30, 2002		June 30, 2001

Lines of Business	Average loans	Average deposits	Average loans	Average deposits

Retail	$20,889,303	$50,840,542	$18,011,444	$44,600,419
Commercial	19,934,203	9,070,708	18,557,106	7,160,595
Corporate and Investment Banking	15,570,116	1,408,870	18,487,819	1,518,604
Mortgage	12,145,379	812,548	13,925,623	689,652
Private Client Services	1,544,011	1,532,826	1,166,670	1,346,596

The following analysis details the operating results for each line of business for the three and six months ended June 30, 2002 and 2001.

Retail

Retail’s second quarter of 2002 income before taxes was $274.2 million, $12.1 million, or 4.6%, higher than the second quarter of 2001.  For the first six months of 2002, income before taxes was $498.5 million, $5.9 million, or 1.2%, higher than the same period last year.  The increase in net income before taxes is attributable to higher non-interest revenue (primarily service charges resulting from improved consistent pricing and growth in deposit balances) combined with balance sheet growth in both loans and deposits.

Average loan balances for the second quarter of 2002 were $21.7 billion, a $3.7 billion, or 20.7%, increase from the second quarter of 2001.  Year-to-date June 30, 2002, average loan balances also showed strong growth, increasing $2.9 billion, or 16.0%, over the prior year.  Loan balances acquired from Huntington provided 40% of the quarter-to-date and year-to-date growth.  Deposit balances also experienced double digit growth.  Average deposit balances for the second quarter of 2002 were $52.2 billion, a $7.0 billion, or 15.4%, increase from the second quarter of 2001.  This growth is attributable to balances acquired from Huntington, campaigns to attract consumer deposits and volatility in the financial markets.  Year-to-date June 30, 2002, average deposit balances grew $6.2 billion, or 14.0%, over the prior year.  Deposit balances from the Huntington acquisition provided 43% of the year over year growth.

Commercial

Commercial’s income before taxes increased by $22.8 million, or 21.6%, for the second quarter of 2002 versus the second quarter of 2001.  Year-to-date income before taxes through June 30, 2002 grew by $36.6 million, or 17.8%, from the comparable 2001 period.  Factoring fees have been prospectively reclassified into noninterest income in 2002.  Factoring fees of $5.9 million and $11.4 million for the second quarter and year-to-date, respectively, were recorded in net interest income in 2001.  Adjusting for the factoring reclassification, second quarter 2002 net interest income grew by $17.9 million, or 12.9%, while year-to-date 2002 net interest income growth was $28.0 million, or 10.0%, over the comparable periods.  Also adjusting for the factoring reclassification, noninterest revenue grew by $2.9 million, or 4.1%, and $16.4 million, or 12.4%, for the second quarter and year-to-date ended June 30, 2002, respectively over the comparable periods.  The increase in net interest revenue is attributable to loan and deposit growth.  The Huntington acquisition added $800 million, or 4%, in loan growth and $200 million, or 3%, in deposit growth from year-to-date 2001 to year-to-date 2002.  The remainder of deposit growth reflects SunTrust’s ongoing commitment to raise core deposits, which commenced in 2001.  Non-interest income growth for the first half of 2002 was driven by a 40% increase in service charges on deposit accounts resulting from reduced interest rates and, consequently, reduced compensating balance values.

Corporate and Investment Banking

CIB’s income before taxes decreased $6.9 million, or 9.9%, in the second quarter of 2002 compared to the second quarter of 2001.  A $30.1 million, or 189.2%, increase in credit risk premium expense caused this decline.  On a year to date basis, income before taxes dropped $54.8 million, or 43.7%, driven by a $95.5 million, or 273.9%, increase in the credit risk premium.  For the quarter and year to date, average assets declined $2.4 billion and $2.3 billion, or 10.8% and 10.2%, respectively.  This decrease was driven by a reduction in loan balances associated with the significant level of public debt issuance in 2001, the lack of loan demand related to the current economic conditions, and a conscious effort to exit marginally profitable relationships.  A $43.8 million, or 46.8%, increase in noninterest revenue for the second quarter helped to offset the increase in credit risk premium expense.  Year to date noninterest revenue was up $75.7 million, or 41.1%, versus the prior year.  More than half of this increase relates to SunTrust Robinson Humphrey Equity Capital Markets, which was acquired during the third quarter of 2001.  Strong growth in deposit account service charges, loan fees, letters of credit fees, and various debt capital markets products also contributed to the growth in noninterest income.  The increase in noninterest expense of

6.2% for the quarter and 12.4% on a year to date basis is largely due to expenses associated with the institutional business of Robinson Humphrey.

Mortgage

The Mortgage line of business’ 2002 second quarter income before taxes was up $15.7 million, or 53.3%, from the comparable quarter last year.  Income before taxes for the first half of 2002 was up $32.9 million, or 66.1%, over the same 2001 period.  Total revenues in second quarter 2002 were up $19.8 million over second quarter 2001, principally due to higher net interest income.  The year-to-date increase was driven by a 26.3% improvement in total revenues due to higher levels of residential loan origination performance.  Residential loan production volume of $11.5 billion in the first six months of 2002 was up $0.6 billion, or 5%, from the first six months of 2001.  The $86.2 million year-to-date increase in net interest revenue was principally driven by income from wider spreads and a $1.4 billion increase in average mortgage loans held for sale as a result of strong refinance activity.  Noninterest revenue was down $34.6 million, principally due to higher mortgage servicing rights amortization expense and costs related to holding mortgage loans prior to their sale in the secondary market.  Total noninterest expense in the first half of 2002 was up $18.7 million, or 12.8%, over the same 2001 period principally due to commission-based compensation that varies with loan production.

Private Client Services

PCS’ income before taxes increased $4.3 million, or 7.1%, in the second quarter of 2002 and decreased $4.0 million, or 3.3%, for the six month period ended June 30, 2002 compared to the same periods in 2001. Income before taxes increased in the second quarter due to a 5.9% increase in trust and investment income and 36.9% increase in retail investment income.  Trust and investment management income and retail investment income increased 4.9% and 31.8%, respectively, for the six month period ended June 30, 2002.  The increase in trust and investment management income is consistent with the increase in assets under management which were approximately $93 billion as of June 30, 2002.  Assets under management include individually managed assets, institutional asset managed by Trusco Capital Management, the STI Classic Funds, and participant directed retirement accounts.  SunTrust’s total assets under advisement were approximately $168 billion, which included $25.8 billion held in non-managed corporate trust accounts and $15.2 billion in retail brokerage accounts.  Assets under management were stable due to strong net new business and an appreciation in bond values, which mitigated the decline in the equity markets through June 30, 2002.  Lost business was comparable with prior year; however, new business was up significantly in the second quarter and year to date.  The increase in retail investment income is primarily due to an increase in broker production and the number of brokers.  Income before taxes decreased for the six month period ended June 30, 2002 due to a 19.4% increase in noninterest expense, which also increased 19.7% in the second quarter.  The increase in noninterest expense is due to higher incentive expense associated with the increase in new business and the investment in the core business, new product capabilities, and new distribution channels.  The increase in assets and liabilities is due to loan and deposit growth.

Corporate/Other

The Other line of business’ second quarter income before taxes and extraordinary items decreased from income of $25.2 million in 2001 to a loss of ($55.5) million in 2002.  The June year to date income before taxes and extraordinary items decreased from income of $88.0 million in 2001 to a loss of ($70.7) million in 2002.  Average total liabilities declined by $6.0 billion, or 17.5%, in the second quarter of 2002 from the same quarter in 2001 and by $5.9 billion, or 17.0%, in the first six months of 2002 compared to the same period in 2001, primarily as a result of consumer and commercial deposit growth throughout the other lines of business that eliminated the need for borrowings.  Net interest income declined as a result of the balance sheet repositioning and the residual offsets derived from matched maturity funds transfer pricing.  Noninterest revenue increased by $5.9 million in the second quarter of 2002 compared to the same quarter in the prior year and by $33.8 million in the first half of 2002 compared to the first half of 2001 primarily due to security gains.  The provision for loan losses includes the difference between credit risk premium charges and the Company’s provision for credit losses.  Year to date provision for loan losses includes $45.3 million of one-time provision for loan losses to bring the acquired Huntington loan portfolio in compliance with SunTrust’s credit quality standards.

Interest Rate Risk. The normal course of business activity exposes SunTrust to interest rate risk.  Fluctuations in interest rates may result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income.  SunTrust’s asset/liability management process manages the Company’s interest rate risk position.  The objective of this process is the optimization of the Company’s financial position, liquidity and net interest income, while limiting the volatility to net interest income from changes in interest rates.

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

Management estimates the Company’s net interest income for the next twelve months would increase 0.6% under a gradual increase in interest rates of 100 basis points, versus the projection under stable rates.  Net interest income would decrease 0.8% under a gradual decrease in interest rates of 100 basis points, versus the projection under stable rates.  Management continued to reposition the investment portfolio in the second quarter to gradually increase the Company’s asset sensitive position.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Net Interest Income/Margin. Net interest income for the first six months of 2002 was $1,630.8 million, a decrease of 1.1% or $18.6 million from the first six months of 2001.  Net interest income for second quarter 2002 was $823.1 million, a decline of 1.3% or $11.0 million from the second quarter 2001.  The decrease in net interest income for both comparison periods was primarily due to continued weak loan demand resulting from the sluggish economy.  Adjusted for securitizations and the acquisition of Huntington, average loans decreased 4.4% from the first six months of 2001 and decreased 2.4% from the second quarter of 2001.

Adjusting for Huntington, average earning assets decreased 1.4% and average interest-bearing liabilities decreased 3.7 % compared to the first six months of last year.  The net interest margin in the first six months of 2002 decreased nine basis points to 3.50% compared to 3.59% a year ago.  The average yield on earning assets decreased 181 basis points to 5.60% and the average rate on interest-bearing liabilities declined 201 basis points to 2.55%.  These decreases were primarily the result of declining interest rates throughout 2001.

SunTrust restructured its balance sheet throughout 2001 and into the first six months of 2002 to shift interest rate risk from a liability sensitive position to a slightly asset sensitive position.  The restructuring has been concentrated in the investment and debt portfolios.  The Company believes it is now well positioned to benefit in a rising interest rate environment.  However, the Company will continue to evaluate its present portfolio mix relative to market valuations and buy and sell securities that meet its overall interest rate risk strategies.

As part of its on going balance sheet management, the Company continues to take steps to obtain alternative lower cost funding sources such as developing initiatives to grow retail and commercial deposits to maximize net interest income.  Campaigns to attract consumer deposits were implemented in the first quarter of 2001 and again in the second quarter of 2002.  The Company also believes deposit growth has benefited from the volatility in the financial markets.  Excluding the effects of Huntington, average money market deposits have grown 34.5%, NOW accounts 14.8% and demand deposits 8.1% compared to the first six months of 2001.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of four basis points for the first six months of 2002 compared to two basis points for the same period a year ago.

Noninterest Income.  Noninterest income in the second quarter and first six months of 2002 increased $104.0 million, or 19.9%, and $193.4 million, or 18.5%, from the comparable periods last year.  The increase results in part from improvements in the equity and debt markets as the Company’s investment banking income increased $33.4 million, or 171.9%, to $52.8 million compared to the second quarter of 2001 and $64.1 million, or 191.3%, to $97.6 million compared to the first six months of 2001.  The increase is also attributed to the increased sales force through the acquisition of the institutional business of Robinson-Humphrey in the third quarter of 2001.

Service charges on deposits and other charges and fees increased a combined $46.2 million, or 25.2%, and $87.0 million, or 24.3%, over the second quarter and first six months of 2001, respectively.  Increased usage of products and services, a more consistent pricing strategy and a lower earnings credit rate resulted in the increase in these income items.  Included in credit card and other fees is debit card interchange income of $25.3 million for the second quarter of 2002 and $42.1 million for the first six months of 2002.  This compares favorably to $15.0 million and $28.5 million for the same periods of 2001.  The increase in debit card income is as a result of an ongoing successful marketing campaign for debit cards along with increased acceptance and utilization of the product by customers.  In the second quarter of 2002, the Company continued to reposition its securities portfolio by shortening its average life.  In 2002, securities gains of $55.7 million and $119.2 million were recorded during the second quarter and the first six months as a result of this strategic initiative.

Trust and investment management income increased 5.9% compared to the second quarter of 2002 and 4.9% year to date.  The increase in trust and investment management income is consistent with the increase in assets under management which were approximately $93 billion as of June 30, 2002.  Assets under management include the STI Classic Funds, institutional assets managed by Trusco Capital Management, individually managed assets, and participant directed retirement accounts.  SunTrust’s total assets under advisement were approximately $168 billion, which included $25.8 billion held in non-managed corporate trust accounts and $15.2 billion in retail brokerage accounts.  Assets under management were stable due to strong net new business and an appreciation in bond values, which mitigated the decline in the equity markets through June 30, 2002.  Lost business was comparable with prior year; however, new business was up significantly in the second quarter and year to date. Since June 30, 2002, the equity markets have decreased, which may have an adverse impact on the revenues in future quarters.

Retail investment income increased 36.9% compared to the second quarter of 2001 and 31.8% year to date.  The increase is primarily due to an increase in broker production and the number of brokers.  The Company recently launched its full service brokerage division, Alexander Key, which so far has generated nominal revenue.

Noninterest Income					Table 5
(In millions) (Unaudited)
	Quarters

	2002		2001

	2	1	4	3	2

Service charges on deposit accounts	$153.8	$146.0	$135.5	$129.1	$125.6
Trust and investment management income	132.2	129.1	117.2	119.8	124.8
Other charges and fees	75.6	70.4	65.9	61.3	57.5
Investment banking income	52.8	44.8	41.6	33.4	19.4
Trading account profits and commissions	24.2	25.7	11.0	30.0	24.9
Retail investment services	37.3	31.3	28.9	26.8	27.3
Credit card and other fees	31.4	31.2	29.4	28.7	30.0
Mortgage production related income	27.1	30.6	58.4	43.1	53.0
Mortgage servicing related income	0.8	(6.3)	(10.9)	0.8	(2.7)
Other income	34.9	49.0	48.6	41.2	34.3
Securities gains	55.7	63.5	32.1	36.2	27.7

Total noninterest income	$625.8	$615.3	$557.7	$550.4	$521.8

Noninterest Expense.  Noninterest expense increased $54.3 million, or 7.1%, and $149.2 million, or 9.9%, in the second quarter and first six months of 2002 compared to the same periods last year.  Personnel expenses, consisting of salaries, other compensation and employee benefits, increased $59.4 million, or 13.8%, in the second quarter and $111.3 million, or 12.9%, in the first six months of 2002 from earlier periods.  The increase resulted from increased employee benefits costs and increased headcount through the acquisitions of Huntington, the institutional business of Robinson-Humphrey, and AMA Holdings, Inc.

One Bank expenses were $9.4 million and $26.2 million for the second quarter and first six months ended June 30, 2002, respectively.  One Bank expenses for the second quarter and first six months ended June 30, 2001 were $14.7 million and $21.7 million, respectively.  The One Bank initiative is for enhancements to customer based systems across its geographic footprint and is expected to yield operating efficiencies in the future.  The One Bank project is expected to be completed by year-end 2002.

In the first six months of 2002, the acquisition of Huntington resulted in an increase in noninterest expense of $75.4 million.  The $75.4 million includes $16.0 million of one-time merger-related charges for operations and systems integration and $21.8 million for the amortization of related intangible assets.

The second quarter and first six months of 2001 include $20.1 million and $27.3 million for amortization of goodwill.  Due to the issuance of SFAS No. 142, no goodwill amortization was recorded in 2002.  The Company assessed goodwill for impairment as of January 1, 2002 and it was determined that there was no impairment as of that date.

The efficiency ratio improved from 58.4% in the second quarter of 2001 to 56.5% in the second quarter of 2002 due to the Company’s increased focus on controlling expenses.  The improvement in the efficiency ratio reflects the early impact of a program of expense control measures instituted in March 2002.  SunTrust anticipates further reduction in expense growth as these measures more fully take hold within the Company in subsequent quarters.

Noninterest Expense					Table 6
(In millions) (Unaudited)
	Quarters

	2002		2001

	2	1	4	3	2

Salaries	321.7	$315.1	$301.3	$293.3	$285.8
Other compensation	96.7	79.1	125.8	108.5	97.3
Employee benefits	72.5	90.8	42.4	45.5	48.4

Total personnel expense	490.9	485.0	469.5	447.3	431.5
Net occupancy expense	55.9	54.0	53.6	55.1	51.8
Outside processing and software	54.0	54.3	57.0	51.6	45.3
Equipment expense	43.2	43.7	51.0	49.9	44.3
Marketing and customer development	18.2	25.2	32.7	25.3	23.0
Consulting and legal	21.8	22.6	32.4	25.0	20.6
Credit and collection services	16.2	18.3	22.4	20.6	18.0
Communications	17.5	16.7	16.8	15.0	14.1
Postage and delivery	17.5	16.6	16.7	15.3	15.8
Merger-related expenses	—	16.0	—	—	—
Other staff expense	12.1	13.9	17.4	15.3	15.0
Operating supplies	12.9	12.4	13.3	12.3	11.4
Amortization of intangible assets	17.5	6.5	8.6	8.4	21.0
FDIC premiums	4.6	4.1	2.7	2.6	2.8
Other real estate (income) expense	(0.4)	—	(0.4)	0.1	(3.1)
Other expense	36.2	48.3	36.5	33.0	52.3

Total noninterest expense	818.1	$837.6	$830.2	$776.8	$763.8

Efficiency ratio	56.5%	58.9%	57.1%	56.9%	58.4%

Provision for Loan Losses. The SunTrust Allowance for Loan Losses Committee meets at least quarterly to affirm the allowance methodology, analyze provision and charge-off trends and assess the adequacy of the allowance.  The allowance analysis is based on specifically analyzed loans, historical loss rates and other internal and external factors that affect credit risk.  These other factors consider variables such as the interest rate environment, corporate and consumer debt levels, volatility in the financial markets, and known events that affect the economies of the Company’s primary market area.  These factors are key elements in the assessment of the adequacy of the allowance because of their impact on borrowers’ repayment capacity.

Provision for loan losses totaled $111.0 million in the second quarter of 2002, an increase of $71.4 million, or 180.2% compared to the second quarter of 2001.  The higher provision was primarily due to the substantial increase in charge-offs driven primarily by rapid credit deterioration in large corporate credits.  Net charge-offs in the second quarter of 2002 were $109.7 million, an increase of $70.9 million, or 182.6%, compared to the same period last year.

Provision for loan losses for the six months ended June 30, 2002, totaled $274.6 million, an increase of  $167.7 million, or 156.8% compared to the same period of 2001.  The increase was driven by higher net charge-offs and the first quarter acquisition of the Huntington loan portfolio.  Net charge-offs for the six months ended June 30, 2002 were $228.3 million an increase of $123.1 million, or 117.1%, compared to the six months ended June 30, 2001.  The increase in charge-offs includes $67 million related to a large corporate energy company and $26 million to an apparel manufacturer. Also contributing to the year to date increase in provision for loan losses was a $45.3 million charge to bring the acquired Huntington loan portfolio in compliance with SunTrust’s credit quality standards.

At June 30, 2002, SunTrust’s allowance for loan losses totaled $928.9 million, or 1.29% of quarter-end loans and 194.0% of total nonperforming loans.  These figures were $867.1 million, 1.26% and 155.4%, respectively at December 31, 2001.  The increase in the allowance was primarily related to the acquisition of Huntington in the first quarter of 2002.

Summary of Loan Loss Experience					Table 7
(Dollars in millions) (Unaudited)
	Quarters

	2002		2001

	2	1	4	3	2

Allowance for Loan Losses
Balances - beginning of quarter	$927.6	$867.1	$866.4	$866.1	$872.0
Allowance from acquisitions and other activity - net	—	15.5	—	—	(6.7)
Provision for loan losses	111.0	163.6	88.1	80.2	39.6

Charge-offs:
Commercial	(81.4)	(90.7)	(64.9)	(65.1)	(30.5)
Real estate:
Construction	(0.2)	(0.2)	(0.2)	(0.1)	0.5
Residential mortgages	(3.4)	(2.5)	(2.7)	(2.3)	(3.6)
Other	(7.1)	(9.3)	(5.0)	(0.1)	0.2
Commercial credit card	(0.4)	(0.4)	(1.3)	(0.5)	(0.4)
Consumer loans	(31.8)	(33.0)	(27.4)	(23.9)	(19.4)

Total charge-offs	(124.3)	(136.1)	(101.5)	(92.0)	(53.2)

Recoveries:
Commercial	5.2	7.9	7.0	4.5	7.8
Real estate:
Construction	(0.1)	0.2	(0.4)	0.6	0.1
Residential mortgages	1.1	0.6	0.6	0.6	0.5
Other	0.3	1.1	0.7	0.3	(0.6)
Commercial credit card	0.3	0.4	0.3	0.3	0.5
Consumer loans	7.8	7.3	5.9	5.8	6.1

Total recoveries	14.6	17.5	14.1	12.1	14.4

Net charge-offs	(109.7)	(118.6)	(87.4)	(79.9)	(38.8)

Balance - end of quarter	$928.9	$927.6	$867.1	$866.4	$866.1

Quarter-end loans outstanding	$71,822.3	$70,849.1	$68,959.2	$69,630.2	$68,938.2
Average loans	70,985.1	69,694.6	69,547.1	69,024.0	69,900.5

Allowance to quarter-end loans	1.29%	1.31%	1.26%	1.24%	1.26%
Allowance to nonperforming loans	194.0	173.6	155.4	176.7	210.6
Net charge-offs to average loans (annualized)	0.62	0.69	0.50	0.46	0.22
Recoveries to total charge-offs	11.7	12.9	13.9	13.2	27.1

Nonperforming Assets					Table 8
(Dollars in millions) (Unaudited)

	2002		2001

	June 30	March 31	December 31	September 30	June 30

Nonperforming Assets
Nonaccrual loans:
Commercial	$316.4	$349.1	$377.6	$339.1	$292.9
Real Estate:
Construction	7.2	3.9	4.0	4.7	2.3
Residential mortgages	72.8	82.4	79.9	64.9	56.6
Other	53.8	65.3	62.8	49.5	38.2
Consumer loans	28.8	33.5	33.8	32.0	21.1

Total nonperforming loans	479.0	534.2	558.1	490.2	411.1
Other real estate owned	18.2	18.5	20.7	18.9	20.3

Total nonperforming assets	$497.2	$552.7	$578.8	$509.1	$431.4

Ratios:
Nonperforming loans to total loans	0.67%	0.75%	0.81%	0.70%	0.60%
Nonperforming assets to total loans plus other real estate owned	0.69	0.78	0.84	0.73	0.63

Accruing Loans Past Due 90 Days or More	$176.5	$186.1	$185.5	$177.0	$211.8

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans and other real estate owned, decreased $81.6 million, or 14.1%, from December 31, 2001 to June 30, 2002.  The net reduction resulted primarily from charge-offs of certain large corporate nonperforming loans during the quarter.  The Company’s largest nonperforming loans at June 30, 2002 represent a diverse mix of industries that have been impacted by the economic slowdown that began in 2001.  These industries include textiles, telecom, agribusiness, certain retail operations, the energy-related industry and companies impacted by asbestos litigation.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting.  During the first six months of 2002, this amounted to $6.8 million.  Interest income of $23.8 million would have been recorded if all nonaccrual and restructured loans had been accruing interest according to their original contract terms.

Loan Portfolio by Types of Loans					Table 9
(In millions) (Unaudited)

	2002		2001

	June 30	March 31	December 31	September 30	June 30

Commercial	$28,690.0	$28,832.0	$28,945.9	$29,681.8	$29,156.1
Real estate:
Construction	3,841.0	3,731.5	3,627.3	3,704.9	3,773.5
Residential mortgages	18,605.3	18,054.3	17,297.1	17,602.4	17,536.8
Other	8,802.2	8,600.2	8,152.0	7,898.5	7,761.4
Commercial credit card	102.1	99.5	92.0	85.2	86.2
Consumer loans	11,781.7	11,531.6	10,844.9	10,657.4	10,624.2

Total loans	$71,822.3	$70,849.1	$68,959.2	$69,630.2	$68,938.2

Loans.  Total loans at June 30, 2002 were $71.8 billion, an increase of $2.9 billion, or 4.2%, from December 31, 2001 primarily due to the acquisition of Huntington.  Excluding the impact of the Huntington transaction, average loans decreased 2.3% from the second quarter of 2001, reflecting weak loan demand due to the uncertain economy.  Comparing period end June 30, 2002 to December 31, 2001 without Huntington adjustments, commercial loans decreased slightly, consumer loans increased 8.6% and real estate loans increased 7.5%. Included in the $18.6 billion in residential mortgages at June 30, 2002 were $4.3 billion of home equity loans, which demonstrated growth of 54.8% over the last six months.  The increase is due to a more focused strategy to grow this product, appreciation in the housing market and the favorable interest rate environment.

Income Taxes.  The provision for income taxes was $166.4 million and $273.7 million for the second quarter and first six months of 2002 compared to $177.3 million and $360.5 million in the same periods last year.  This represents a 33% and 30% effective tax rate for the second quarter and first six months of 2002 compared to 33% and 34% for the same prior year periods.  In addition to the second quarter of 2001 provision, the Company recorded an income tax benefit of $9.6 million related to the early extinguishment of debt.  The extraordinary loss on the consolidated financial statements is shown net of this amount.

Effective January 1, 2002, the Company elected to change the tax status of a subsidiary to a real estate investment trust.  As a result of this change, tax laws required these assets be marked to market, recognizing gains and losses. Recognition of these gains and losses resulted in the elimination of certain previously recorded deferred taxes, which resulted in a reduction in the effective tax rate for the first three months of 2002.  The second quarter of 2002 effective tax rate returned to historical levels.

Securities available for sale.  The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk.  As interest rates declined to their lowest level in forty years, the Company shifted its interest rate sensitivity position to being slightly asset sensitive to benefit in a rising interest rate environment.  In conjunction with interest rate risk management, the Company continued to reposition the portfolio during the second quarter of 2002 to shorten its average life and shift its mix toward more floating rate assets.  The average life shortened to 3.1 from 4.2 years and the percentage of floating rate securities increased to 22% from 6% of the total portfolio as of June 30, 2002 and 2001, respectively.  The portfolio yield decreased from 6.68% in the second quarter of 2001 to 5.15% in the second quarter of 2002, primarily from purchasing shorter term securities at lower market rates. The portfolio yield for the first six months of 2002 was 5.36% compared to 6.75% for the first six months of 2001.  Net securities gains of $55.7 million and $119.2 million were realized in the second quarter and first six months of 2002 from selling longer term, fixed rate securities as part of the repositioning.

The average portfolio size was down 1.5% and 0.8% on an amortized cost basis compared to the second quarter and first six months of 2001, respectively.  The carrying value of the investment portfolio, all of which is classified as “securities available for sale,” reflected $3.1 billion in net unrealized gains at June 30, 2002, including a $2.8 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company.  The market value of this common stock investment increased $541.6 million while the net unrealized gain on the remainder of the portfolio decreased $87.9 million compared to December 31, 2001.  These changes in market value did not affect the net income of SunTrust, but were included in comprehensive income.

Liquidity Management.  Liquidity is managed to ensure there is sufficient funding to satisfy demand for credit, deposit withdrawals and attractive investment opportunities.  A large, stable deposit base, strong capital position and excellent credit ratings are the solid foundation for the Company’s liquidity position.

Funding sources primarily include customer-based core deposits, but also include borrowed funds and cash flows from operations.  Customer-based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 70% of the funding base on average for the second quarter of 2002 compared to 68% in the first quarter of 2002 and 62% in the second quarter of 2001.  The increase is attributable to strong customer-based core deposit growth aided by the acquisition of Huntington, successful marketing campaigns and the volatility of the financial markets as average consumer and commercial deposits grew 16.2% on average compared to the second quarter of 2001.  Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale domestic and foreign deposits, other short term borrowings and long term debt, were $26.8 billion at June 30, 2002, compared to $28.2 billion at December 31, 2001.  Cash flows from operations are also a significant source of liquidity.  Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan losses, and deferred tax items.

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

On April 16, 2002, SunTrust filed a shelf registration with the Securities and Exchange Commission.  Under this registration, the Company may issue debt securities in one or more offerings up to a total dollar amount of $1.3 billion.  The Company may issue either subordinated or senior debt under this registration.  As of July 31, 2002, the Company has not issued any subordinated debt under this shelf registration, but had issued $300 million of senior debt on May 30, 2002.

As is common in the financial services industry, SunTrust Bank assists in providing liquidity to select corporate customers by directing them to a third party owned commercial paper conduit.  SunTrust’s conduit relationship is with Three Pillars Funding Corporation (“Three Pillars”).  Three Pillars provides financing for or direct purchases of financial assets originated and serviced by SunTrust Bank’s corporate customers.  Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper.  The result is a favorable funding arrangement for these SunTrust Bank customers.

Three Pillars had assets and liabilities, not included in the Consolidated Balance Sheet, of approximately $2.3 billion as of June 30, 2002, which primarily consisted of secured loans, marketable asset-backed securities and short-term commercial paper liabilities.  Activities related to SunTrust Bank’s relationship with Three Pillars include: client referrals and investment recommendations to Three Pillars; the issuing of a letter-of-credit, which provides partial credit protection to commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event that it can no longer issue commercial paper.  The revenue generated from these activities was immaterial to SunTrust for the second quarter of 2002 and 2001.  SunTrust Bank has never had to fund under either the liquidity arrangement or credit enhancement to Three Pillars.

On June 28, 2002, the FASB issued an exposure draft of an interpretation to clarify the rules pertaining to the consolidations of special purpose entities such as Three Pillars.  SunTrust is in the process of analyzing the exposure draft to determine its effect, if any, on the financial statements.

The Company has a contingency funding plan that stress tests liquidity needs that may arise from certain events such as agency rating downgrades, rapid loan growth, or significant deposit runoff.  The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity.  Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events.

Derivatives.  Derivative financial instruments are components of the Company’s risk management profile.  These instruments include interest rate swaps, options, futures, forward contracts, credit default swaps and equity derivatives.  The Company also enters into derivative instruments as a service to banking customers.  Where contracts have been created for customers, the Company generally enters into offsetting positions with others to eliminate the Company’s exposure to market risk.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk.  On January 1, 2001, the Company adopted SFAS No. 133.  Accordingly, all derivatives are recorded in the financial statements at fair value.

The following table shows the derivative instruments entered into by the Company as an end-user:

Risk Management Derivative Financial Instruments (a)						Table 10
(Dollars in thousands) (Unaudited)
	As of June 30, 2002

	Notional				Ineffectiveness	Average Maturity
		Gross Unrealized (g)
	Amount	Gains	Losses	Equity (h)	(i)	in Years

Asset Hedges
Cash flow hedges
Other - Collar (b)	$56,081	$—	$(3,890)	$(2,529)	$—	0.75
Fair value hedges
Interest rate swaps (c)	25,000	—	(520)	—	—	2.32
Forward Contracts (d)	2,707,482	—	(23,572)	—	—	0.10

Total asset hedges	$2,788,563	$—	$(27,982)	$(2,529)	$—	0.13

Liability Hedges
Cash flow hedges
Interest rate swaps (e)	$3,020,000	$—	$(80,996)	$(52,648)	$—	1.17
Fair value hedges
Interest rate swaps (f)	1,200,000	70,022	—	—	(420)	13.81

Total liability hedges	$4,220,000	$70,022	$(80,996)	$(52,648)	$(420)	4.76

(a)

Includes only derivative financial instruments related to risk management of exposure to interest rates and equity price movements.  All of the Company’s other derivative instruments are classified as trading.  All of the interest rate swaps have variable pay or receive rates based on one-to-six month LIBOR, and they are the pay or receive rates in effect at June 30, 2002.

(b)	Represents a zero cost equity collar designated as a cash flow hedge of the forecasted sale of equity securities.
(c)	Interest rate swaps are designated as fair value hedges of fixed rate loans.
(d)	Forward contracts are designated as fair value hedges of mortgage loans held for sale.
(e)	Represents interest rate swaps designated as cash flow hedges of floating rate FHLB advances and certificates of deposit.
(f)	Interest rate swaps designated as fair value hedges of trust preferred securities and subordinated notes.
(g)	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.
(h)

At June 30, 2002, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $55.2 million, net of tax, that represents the effective portion of the net losses on derivatives that qualify as cash flow hedges.  Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings.  Hedges of non-interest rate risks will be classified into other expense upon occurrence of the forecasted transaction.  As of June 30, 2002, $39.4 million of net losses, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified as interest expense during the next twelve months.

(i)

In the six months ended June 30, 2002, losses in the amount of $0.4 million were recognized in other expense representing the ineffective portion of the net gains (losses) on derivatives that qualify as fair value hedges.

Capital Ratios					Table 11
(Dollars in millions) (Unaudited)
	2002		2001

	June 30	March 31	December 31	September 30	June 30

Tier 1 capital	$7,797.4	$7,669.7	$7,994.2	$7,142.2	$6,906.6
Total capital	12,261.2	11,950.8	12,144.2	11,311.9	10,652.0
Risk-weighted assets	101,123.1	99,165.2	100,651.8	98,759.6	97,005.9
Risk-based ratios:
Tier 1 capital	7.71%	7.73%	8.02%	7.23%	7.12%
Total capital	12.13	12.05	12.18	11.45	10.98
Tier 1 leverage ratio	7.62	7.60	7.94	7.28	6.90
Total shareholders’ equity to assets	8.33	8.07	7.98	7.94	7.81

Capital Resources.  Regulatory agencies measure capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies.  The guidelines define capital as either Tier 1 (primarily common shareholders’ equity, as defined to include certain debt obligations) or Tier 2 (to include certain other debt obligations and a portion of the allowance for loan losses and since 1998, 45% of the unrealized gains on equity securities).  The Company is subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8% and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%.  To be considered a “well capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively.  SunTrust is committed to remaining well capitalized.

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

On April 16, 2002, SunTrust filed a shelf registration with the Securities and Exchange Commission.  Under this registration, the Company may issue debt securities in one or more offerings up to a total dollar amount of $1.3 billion.  The Company may issue either subordinated or senior debt under this registration.  As of July 31, 2002, the Company has not issued any subordinated debt under this shelf registration, but had issued $300 million of senior debt on May 30, 2002.

The Company purchased 1.4 million shares of its common stock during the first quarter of 2002 and did not purchase any shares in the second quarter of 2002.  Under current Board resolutions, the Company is authorized to purchase an additional 3.7 million shares as of June 30, 2002.  The Company began purchasing shares of its common stock in July 2002 and purchased 1.4 million shares for the month.

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
• Exhibit 10.1 – Change in Control Agreement effective as of April 15, 2002.
• Exhibit 99.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
• Exhibit 99.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•

The Registrant filed a Current Report on Form 8-K dated July 12, 2002. The purpose of this report was to file as an exhibit the announcement that SunTrust has appointed Jorge Arrieta as
Controller/Principal Accounting Officer and Monica Champion as Director of Internal and E-Business Services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of August, 2002.

SunTrust Banks, Inc.

(Registrant)

/S/ Jorge Arrieta

Jorge Arrieta
Senior Vice President and Controller
(Chief Accounting Officer)