Form 10-Q
period 2002-09-30
SUNTRUST BANKS INC
filed 2002-11-14
CIK 750556

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

At October 31, 2002, 283,648,214 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year 2002.

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands except per share data) (Unaudited)	2002	2001	2002	2001

Interest Income
Interest and fees on loans	$994,062	$1,173,182	$2,988,385	$3,841,287
Interest and fees on loans held for sale	63,109	57,466	188,102	145,954
Interest and dividends on securities available for sale
Taxable interest	177,812	231,374	578,031	745,180
Tax-exempt interest	5,163	7,173	16,217	21,809
Dividends (1)	15,286	17,548	47,124	51,907
Interest on funds sold and securities purchased under agreements to resell	6,615	11,601	18,466	43,904
Interest on deposits in other banks	1,746	3,258	4,748	4,464
Other interest	6,924	8,342	19,185	33,971

Total interest income	1,270,717	1,509,944	3,860,258	4,888,476

Interest Expense
Interest on deposits	273,407	417,337	857,989	1,486,464
Interest on funds purchased and securities sold under agreements to repurchase	34,252	84,812	103,909	365,126
Interest on other short-term borrowings	3,478	14,596	11,620	54,617
Interest on long-term debt	154,466	189,370	470,132	549,680

Total interest expense	465,603	706,115	1,443,650	2,455,887

Net Interest Income	805,114	803,829	2,416,608	2,432,589
Provision for loan losses	98,699	80,157	373,292	187,072

Net interest income after provision for loan losses	706,415	723,672	2,043,316	2,245,517

Noninterest Income
Trust and investment management income	123,861	119,786	385,119	368,880
Service charges on deposit accounts	156,955	129,142	456,722	374,753
Other charges and fees	76,578	61,316	222,524	174,386
Mortgage production related income	54,252	43,058	111,912	127,755
Mortgage servicing related income	(36,476)	829	(42,001)	4,868
Credit card and other fees	27,448	28,655	90,058	84,211
Retail investment services	35,087	26,802	103,704	78,845
Investment banking income	39,835	33,422	137,438	66,925
Trading account profits and commissions	23,553	30,048	73,444	84,637
Other noninterest income	33,964	41,183	118,055	111,867
Securities gains	45,813	36,161	165,000	121,006

Total noninterest income	580,870	550,402	1,821,975	1,598,133

Noninterest Expense
Salaries and other compensation	395,136	401,846	1,207,784	1,161,342
Employee benefits	72,188	45,527	235,431	150,608
Net occupancy expense	57,578	55,080	167,515	156,862
Equipment expense	42,784	49,907	129,736	138,796
Outside processing and software	59,941	51,639	168,199	142,122
Marketing and customer development	15,713	25,320	59,152	71,308
Merger-related expenses	—	—	15,998	—
Amortization of intangible assets	17,455	8,413	41,443	37,697
Other noninterest expense	147,344	139,080	438,627	424,612

Total noninterest expense	808,139	776,812	2,463,885	2,283,347

Income before provision for income taxes and extraordinary loss	479,146	497,262	1,401,406	1,560,303
Provision for income taxes	136,153	163,118	409,847	523,664

Income before extraordinary loss	342,993	334,144	991,559	1,036,639
Extraordinary loss, net of taxes	—	—	—	17,824

Net Income	$342,993	$334,144	$991,559	$1,018,815

Average common shares - diluted	285,991,438	289,601,031	286,879,874	292,347,478
Average common shares - basic	282,309,551	285,570,284	283,212,739	288,394,870
Net income per average common share - diluted
Income before extraordinary loss	$1.20	$1.15	$3.46	$3.54
Extraordinary loss, net of taxes	—	—	—	0.06

Net income	$1.20	$1.15	$3.46	$3.48

Net income per average common share - basic
Income before extraordinary loss	$1.21	$1.17	$3.50	$3.59
Extraordinary loss, net of taxes	—	—	—	0.06

Net income	$1.21	$1.17	$3.50	$3.53

(1) Includes dividends on common stock of The Coca-Cola Company	9,653	8,688	28,960	26,064

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	September 30 2002	December 31 2001	September 30 2001

Assets
Cash and due from banks	$3,819,192	$4,229,074	$3,608,003
Interest-bearing deposits in other banks	782,141	185,861	104,627
Funds sold and securities purchased under agreements to resell	1,442,842	1,495,109	1,415,846
Trading account	1,889,206	1,343,602	1,550,883
Securities available for sale (1)	20,699,819	19,656,391	18,493,304
Loans held for sale	4,745,817	4,319,594	3,254,854
Loans	72,604,893	68,959,222	69,630,249
Allowance for loan losses	(929,320)	(867,059)	(866,353)

Net loans	71,675,573	68,092,163	68,763,896
Premises and equipment	1,628,267	1,584,869	1,589,726
Goodwill	956,090	440,497	465,236
Intangible assets	649,357	370,779	392,837
Customers’ acceptance liability	37,513	55,171	64,468
Other assets	4,096,209	2,967,534	3,558,355

Total assets	$112,422,026	$104,740,644	$103,262,035

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$16,558,287	$16,369,823	$13,023,697
Interest-bearing consumer and commercial deposits	51,433,993	45,911,419	44,192,944

Total consumer and commercial deposits	67,992,280	62,281,242	57,216,641
Brokered deposits	2,394,791	2,829,687	2,544,652
Foreign deposits	3,420,890	2,425,493	3,364,761

Total deposits	73,807,961	67,536,422	63,126,054
Funds purchased and securities sold under agreements to repurchase	10,204,195	10,104,287	10,242,725
Other short-term borrowings	1,598,484	1,651,639	2,924,641
Long-term debt	10,213,445	11,010,580	12,293,390
Guaranteed preferred beneficial interests in debentures	1,650,000	1,650,000	1,050,000
Acceptances outstanding	37,513	55,171	64,468
Other liabilities	6,062,034	4,372,977	5,360,858

Total liabilities	103,573,632	96,381,076	95,062,136

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par value	294,163	294,163	294,163
Additional paid in capital	1,276,633	1,259,609	1,262,518
Retained earnings	6,103,364	5,479,951	5,238,398
Treasury stock, at cost, and other	(483,005)	(329,408)	(316,709)

Realized shareholders’ equity	7,191,155	6,704,315	6,478,370
Accumulated other comprehensive income	1,657,239	1,655,253	1,721,529

Total shareholders’ equity	8,848,394	8,359,568	8,199,899

Total liabilities and shareholders’ equity	$112,422,026	$104,740,644	$103,262,035

Common shares outstanding	285,042,697	288,601,607	288,741,890
Common shares authorized	750,000,000	750,000,000	750,000,000
Treasury shares of common stock	9,120,060	5,561,150	5,420,867
(1) Includes net unrealized gains on securities available for sale	$2,616,382	$2,632,266	$2,761,050

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Nine Months Ended September 30

(Dollars in thousands) (Unaudited)	2002	2001

Cash flows from operating activities:
Net income	$991,559	$1,018,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary loss on early extinguishment of debt	—	17,824
Depreciation, amortization and accretion	407,629	260,841
Origination of mortgage servicing rights	(143,048)	(106,493)
Provisions for loan losses and foreclosed property	373,803	187,350
Amortization of compensation element of restricted stock	2,562	4,027
Securities gains	(165,000)	(121,006)
Net gain on sale of assets	(12,187)	(6,025)
Originated loans held for sale	(18,339,857)	(14,862,981)
Sales of loans held for sale	17,913,634	13,367,408
Net increase in accrued interest receivable, prepaid expenses and other assets	(1,763,540)	(1,509,691)
Net increase in accrued interest payable, accrued expenses and other liabilities	1,654,488	1,326,561

Net cash provided by (used in) operating activities	920,043	(423,370)

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	2,980,925	2,175,430
Proceeds from sales of securities available for sale	4,655,097	4,404,963
Purchases of securities available for sale	(8,553,436)	(4,539,749)
Net increase in loans	(2,037,600)	(196,404)
Proceeds from sale of loans	646,303	667,734
Capital expenditures	(100,848)	(60,691)
Proceeds from the sale of other assets	23,689	28,370
Loan recoveries	48,349	39,457
Acquisition of Huntington	1,160,333	—

Net cash (used in) provided by investing activities	(1,177,188)	2,519,110

Cash flows from financing activities:
Net increase in consumer and commercial deposits	1,237,939	580,314
Net increase (decrease) in foreign and brokered deposits	560,501	(6,987,597)
Net (decrease) increase in funds purchased and other short-term borrowings	(99,963)	509,437
Proceeds from the issuance of long-term debt	951,245	6,413,281
Repayment of long-term debt	(1,751,165)	(2,033,145)
Proceeds from the exercise of stock options and stock compensation expense	10,384	16,187
Proceeds from stock issuance	32,884	17,497
Acquisition of treasury stock	(179,798)	(526,230)
Restricted stock activity	(2,605)	—
Dividends paid	(368,146)	(348,360)

Net cash provided by (used in) financing activities	391,276	(2,358,616)

Net increase (decrease) in cash and cash equivalents	134,131	(262,876)
Cash and cash equivalents at beginning of year	5,910,044	5,391,352

Cash and cash equivalents at end of period	$6,044,175	$5,128,476

Supplemental Disclosure
Interest paid	$1,466,355	$2,512,141
Income taxes paid	265,616	117,646
Non-cash impact of securitizing loans	—	1,903,518
Non-cash impact of STAR Systems Inc. sale	—	52,919

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands) (Unaudited)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2001	$323,163	$1,274,416	$6,312,044	$(1,613,189)	$1,942,774	$8,239,208
Net income	—	—	1,018,815	—	—	1,018,815
Other comprehensive income:
Adoption of SFAS No. 133	—	—	—	—	(10,560)	(10,560)
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	(62,602)	(62,602)
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	(148,083)	(148,083)

Total comprehensive income						797,570
Cash dividends declared, $1.20 per share	—	—	(348,360)	—	—	(348,360)
Exercise of stock options	—	(12,528)	—	28,715	—	16,187
Acquisition of treasury stock	—	—	—	(526,230)	—	(526,230)
Retirement of treasury stock	(29,000)	—	(1,744,101)	1,773,101	—	—
Restricted stock activity	—	(249)	—	249	—	—
Amortization of compensation element of restricted stock	—	—	—	4,027	—	4,027
Issuance of stock for employee benefit plans	—	879	—	16,618	—	17,497

Balance, September 30, 2001	$294,163	$1,262,518	$5,238,398	$(316,709)	$1,721,529	$8,199,899

Balance, January 1, 2002	$294,163	$1,259,609	$5,479,951	$(329,408)	$1,655,253	$8,359,568
Net income	—	—	991,559	—	—	991,559
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	3,160	3,160
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	(1,174)	(1,174)

Total comprehensive income						993,545
Cash dividends declared, $1.29 per share	—	—	(368,146)	—	—	(368,146)
Exercise of stock options and stock compensation expense	—	(5,997)	—	16,381	—	10,384
Acquisition of treasury stock	—	—	—	(179,798)	—	(179,798)
Restricted stock activity	—	17,390	—	(19,995)	—	(2,605)
Amortization of compensation element of restricted stock	—	—	—	2,562	—	2,562
Issuance of stock for employee benefit plans	—	5,631	—	27,253	—	32,884

Balance, September 30, 2002	$294,163	$1,276,633	$6,103,364	$(483,005)	$1,657,239	$8,848,394

*	Balance at September 30, 2001 includes $280,267 for treasury stock and $36,442 for compensation element of restricted stock.
Balance at September 30, 2002 includes $451,880 for treasury stock and $31,125 for compensation element of restricted stock.

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies
The consolidated interim financial statements of SunTrust Banks, Inc. (“SunTrust” or “Company”) are unaudited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.
          These financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended December 31, 2001.  There have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2001 with the exception of the Company’s accounting policy for stock options.  Historically, SunTrust applied the intrinsic value method permitted under SFAS No. 123, “Accounting for Stock Based Compensation”, as defined in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for our stock option plans.  Accordingly, no compensation cost has been recognized for our stock option plans in the past.  During the third quarter of 2002, SunTrust adopted the fair value method of recording stock options contained in SFAS No. 123.  The adoption of the accounting provisions of SFAS No. 123 is prospective, commencing with awards made in the fiscal year of adoption.  This method is considered the preferable accounting method for stock-based employee compensation. Grants, awards, or modifications made in 2002 and beyond will be expensed over the option vesting period based on the fair value as calculated using the Black-Scholes option pricing model.  The impact to date for 2002 is less than $0.01 per diluted share.
          The Company has a commercial paper conduit relationship with one special purpose entity (“SPE”), Three Pillars Funding Corporation (“Three Pillars”).  See “Liquidity Management” on page 39 for further discussion of Three Pillars.  Based on the requirements of SFAS No. 140: Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Accounting Research Bulletin 51: Consolidated Financial Statements, SFAS No. 94: Consolidation of All Majority-Owned Subsidiaries, Emerging Issues Task Force (“EITF”) D-14: Transactions involving Special-Purpose Entities and other generally accepted accounting principles, the Company is currently not required to consolidate Three Pillars.  The FASB is currently reviewing the rules pertaining to consolidation of special purpose entities.  It is not known at this time what impact, if any, changes to these rules would have on the financial statements of the Company.
          In determining whether to consolidate an SPE, the Company considers if a third party has made a substantive equity investment in the SPE; which party has voting rights, if any; who makes decisions about the assets in the SPE; and who is at risk for loss.  A SPE is consolidated if the Company retains or acquires control over the risks and rewards of the assets in the SPE.

Note 2 – Acquisitions
The Company completed the acquisition of the Florida banking franchise of Huntington Bancshares, Inc. (“Huntington”) on February 15, 2002.  This acquisition expands the Company’s position in the growth markets of eastern and western Florida and enhanced its presence as a leading financial services provider in the state of Florida.
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

Notes to Consolidated Financial Statements  (Unaudited) – continued

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

Notes to Consolidated Financial Statements  (Unaudited) – continued

     The following condensed income statement discloses the pro forma results of the Company as though the Huntington acquisition had occurred at the beginning of the respective periods:

	Nine Months Ended September 30, 2002

(Dollars in thousands) (Unaudited)	SunTrust Banks, Inc.	[1]	Huntington	[2]	Pro Forma Adjustments [3]	Pro Forma Combined

Interest and dividend income	$3,860,258		$27,369		$(1,731)	$3,885,896
Interest expense	1,443,650		15,002		(6,317)	1,452,335

Net interest income	2,416,608		12,367		4,586	2,433,561
Provision for loan losses	373,292		1,723		—	375,015

Net interest income after provision for loan losses	2,043,316		10,644		4,586	2,058,546
Noninterest income	1,821,975		5,522		—	1,827,497
Noninterest expense	2,463,885		14,714		10,924	2,489,523

Income before provision for income taxes	1,401,406		1,452		(6,338)	1,396,520
Provision for income taxes	409,847		465		(2,218)	408,094

Net income	$991,559		$987		$(4,120)	$988,426

Net income per average common share:
Diluted	$3.46					$3.46
Basic	3.50					3.50

	Nine Months Ended September 30, 2001

	SunTrust Banks, Inc.	[4]	Huntington	[5]	Pro Forma Adjustments [6]	Pro Forma Combined

Interest and dividend income	$4,888,476		$200,791		$(7,791)	$5,081,476
Interest expense	2,455,887		129,865		(28,428)	2,557,324

Net interest income	2,432,589		70,926		20,637	2,524,152
Provision for loan losses	187,072		11,679		—	198,751

Net interest income after provision for loan losses	2,245,517		59,247		20,637	2,325,401
Noninterest income	1,598,133		35,975		—	1,634,108
Noninterest expense	2,283,347		82,758		65,156	2,431,261

Income before provision for income taxes and extraordinary loss	1,560,303		12,464		(44,519)	1,528,248
Provision for income taxes	523,664		3,988		(15,582)	512,070

Income before extraordinary loss	1,036,639		8,476		(28,937)	1,016,178
Extraordinary loss, net of taxes	17,824		—		—	17,824

Net income	$1,018,815		$8,476		$(28,937)	$998,354

Net income per average common share:
Diluted	$3.48					$3.42
Basic	3.53					3.46

[1]

The reported results of SunTrust Banks, Inc. for the nine months ended September 30, 2002 include the results of the acquired Florida franchise of Huntington from the February 15, 2002 acquisition date.  Also included is a one-time provision for loan losses of $45.3 million related to Huntington.

[2]	The estimated results of the acquired Florida franchise of Huntington from January 1, 2002 through February 14, 2002.
[3]

Pro Forma adjustments include the following items: amortization of core deposit and other intangibles of $10.9 million, amortization of loan purchase accounting adjustment of $1.7 million, and accretion of time deposit purchase accounting adjustment of $6.3 million.

[4]	The reported results of SunTrust Banks, Inc. for the nine months ended September 30, 2001.
[5]	The estimated results of the acquired Florida franchise of Huntington for the nine months ended September 30, 2001.
[6]

Pro Forma adjustments include the following items: merger related expenses of $16.0 million, amortization of core deposit and other intangibles of $49.2 million, amortization of loan purchase accounting adjustment of $7.8 million, and accretion of time deposit purchase accounting adjustment of $28.4 million.

Notes to Consolidated Financial Statements  (Unaudited) – continued

Note 3 – Recent Accounting Developments
In June of 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 establishes accounting and reporting standards for business combinations.  This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting.  Additionally, SFAS No. 141 enhances the disclosures related to business combinations, which are included in Note 2, and requires that all intangible assets acquired in a business combination be reported separately from goodwill.  These intangible assets must then be assigned to a specifically identified reporting unit and assigned a useful life.  The provisions of this Statement apply to all business combinations initiated after June 30, 2001.  This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.
          SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Earnings for the three and nine months ended September 30, 2001 included net-of-tax amortization of goodwill totaling $6.9 and $29.2 million, respectively.  Goodwill will be subject to, at least, an annual assessment for impairment by applying a two step fair-value based test.  Additionally, SFAS No. 142 enhances the disclosures related to goodwill and intangible assets, which are included in Note 4.  SunTrust adopted SFAS No. 142 effective January 1, 2002.  Goodwill currently carried on the balance sheet was subject to an initial assessment for impairment.  The Company has completed its initial assessment review and determined that there is no impairment of goodwill as of January 1, 2002.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations with the exception of no longer amortizing goodwill.
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
          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued during the third quarter of 2001.  SFAS No. 144 supercedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which previously governed impairment of long-lived assets, and the portions of Accounting Practice Bulletin (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which addressed the disposal of a business segment.  This Statement improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed of by sale and by broadening the presentation of discontinued operations to include more disposal transactions.  The Company adopted SFAS No. 144 effective January 1, 2002, and it did not have a material impact on the Company’s financial position or results of operations.
          In May of 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.”  This Statement rescinds SFAS No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Notes to Consolidated Financial Statements  (Unaudited) – continued

Occurring Events and Transactions.”  The Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete.  The Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Finally, the Statement makes various technical corrections to existing pronouncements which are not considered substantive.
          The provisions of this Statement relating to the rescission of SFAS No. 4 and 64 are effective for fiscal years beginning after May 15, 2002.  The provisions relating to amendments of SFAS No. 13 are effective for transactions initiated after May 15, 2002, and all other provisions are effective for financial statements issued after May 15, 2002.  Additionally, there is retroactive application for any gain or loss on extinguishment of debt that was classified as extraordinary in a prior period that does not meet the criteria in APB Opinion No. 30, requiring reclassification of this gain or loss.  With the exception of the rescission of SFAS No. 4 and 64, the Company adopted the provisions of this Statement, and it did not have a material impact on the Company’s financial position or results of operations.  The provisions relating to the rescission of SFAS No. 4 and 64, which will eliminate the requirement that extinguishment of debt be accounted for as an extraordinary item, will be adopted January 1, 2003.  The Company does not expect the remaining provisions of this Statement to have a material impact on the Company’s financial position or results of operations.
          In June 2002, the FASB issued SFAS No. 146,  “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.
          In July 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and Interpretation No. 9.”  Except for transactions between two or more mutual enterprises, this Statement removes financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and 142.  Additionally, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions.  The Company adopted this Statement effective October 1, 2002, and it did not have a material impact on the Company’s financial position or results of operations.
          On October 4, 2002, the FASB issued an exposure draft to amend the transition and disclosure provisions of SFAS No. 123.  Under this exposure draft three alternatives would be allowed for transitioning to SFAS No. 123.  The amendment is effective for financial statements ending after December 15, 2002.  The Company is in the process of analyzing the impact that this exposure draft would have on the results of operations given these transition alternatives.

Note 4 – Intangible Assets
Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment.  The Company completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002.  The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount.  The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2001 and 2002 are as follows:

Notes to Consolidated Financial Statements (Unaudited) – continued

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Total

Balance, January 1, 2001	$337,283	$16,951	$118,180	$2,014	$—	$—	$474,428
Amortization	(28,418)	(746)	(4,026)	(953)	(406)	—	(34,549)
AMA Holdings, Inc. acquisition	—	—	—	—	22,172	—	22,172
Robinson-Humphrey acquisition	—	—	5,903	—	—	—	5,903
Purchase price adjustment	—	—	—	—	(1,798)	—	(1,798)
Contingent consideration	—	1,738	—	—	—	—	1,738
Reclassification	(2,658)	—	—	—	—	—	(2,658)

Balance, September 30, 2001	$306,207	$17,943	$120,057	$1,061	$19,968	$—	$465,236

Balance, January 1, 2002	$299,984	$20,781	$93,442	$1,859	$24,431	$—	$440,497
Huntington acquisition	523,694	—	—	—	—	—	523,694
Reallocation	744	—	—	(744)	—	—	—
Purchase price adjustment	(9,526)	15	1,410	—	—	—	(8,101)

Balance, September 30, 2002	$814,896	$20,796	$94,852	$1,115	$24,431	$—	$956,090

The Company adopted SFAS No. 142, in its entirety, effective January 1, 2002.  The following presents the net income that would have been reported had SFAS No. 142 been implemented January 1, 2001.

	Three Months Ended

(Dollars in thousands) (Unaudited)	September 30, 2002	September 30, 2001

Reported net income	$342,993	$334,144
Add: Goodwill amortization, net of taxes	—	6,941

Adjusted net income	$342,993	$341,085

Reported diluted earnings per share	$1.20	$1.15
Add: Goodwill amortization, net of taxes	—	0.02

Adjusted diluted earnings per share	$1.20	$1.17

Reported basic earnings per share	$1.21	$1.17
Add: Goodwill amortization, net of taxes	—	0.02

Adjusted basic earnings per share	$1.21	$1.19

	Nine Months Ended

(Dollars in thousands) (Unaudited)	September 30, 2002	September 30, 2001

Reported net income	$991,559	$1,018,815
Add: Goodwill amortization, net of taxes	—	29,188

Adjusted net income	$991,559	$1,048,003

Reported diluted earnings per share	$3.46	$3.48
Add: Goodwill amortization, net of taxes	—	0.10

Adjusted diluted earnings per share	$3.46	$3.58

Reported basic earnings per share	$3.50	$3.53
Add: Goodwill amortization, net of taxes	—	0.10

Adjusted basic earnings per share	$3.50	$3.63

Notes to Consolidated Financial Statements  (Unaudited) – continued

The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2001 and 2002 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total

Balance, January 1, 2001	$20,878	$314,996	$558	$336,432
Amortization	(3,046)	(80,606)	(102)	(83,754)
Servicing rights acquired	—	31,008	—	31,008
Servicing rights originated	—	106,493	—	106,493
Reclassification	2,658	—	—	2,658

Balance, September 30, 2001	$20,490	$371,891	$456	$392,837

Balance, January 1, 2002	$19,158	$351,200	$421	$370,779
Amortization	(40,291)	(143,342)	(1,152)	(184,785)
Servicing rights acquired	—	52,756	—	52,756
Servicing rights originated	—	143,048	—	143,048
Huntington acquisition	254,959	—	12,600	267,559

Balance, September 30, 2002	$233,826	$403,662	$11,869	$649,357

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for 2002 and the subsequent five years is as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Other	Total

2002	$57,261	$1,637	$58,898
2003	60,287	1,937	62,224
2004	50,432	1,920	52,352
2005	39,948	1,827	41,775
2006	30,618	1,800	32,418
2007	21,515	1,800	23,315
Thereafter	14,056	2,100	16,156

Total	$274,117	$13,021	$287,138

Notes to Consolidated Financial Statements  (Unaudited) – continued

Note 5 – Comprehensive Income
Comprehensive income for the nine months ended September 30, 2002 and 2001 is calculated as follows:

(Dollars in thousands) (Unaudited)	2002	2001

Unrealized loss on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$(1,806)	$(227,820)
Income tax	(632)	(79,737)

Net of income tax	$(1,174)	$(148,083)

Amounts reported in net income:
Gain on sale of securities	$165,000	$121,006
Net amortization (accretion)	23,102	(11,310)

Reclassification adjustment	188,102	109,696
Income tax	(65,836)	(38,394)

Reclassification adjustment, net of tax	$122,266	$71,302

Unrealized gain (loss) on available for sale securities arising during period, net of tax	$121,092	$(76,781)
Reclassification adjustment, net of tax	(122,266)	(71,302)

Net unrealized loss on available for sale securities recognized in other comprehensive income	$(1,174)	$(148,083)

Unrealized gain (loss) on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$4,862	$(112,557)
Income tax	(1,702)	39,395

Net of income tax	$3,160	$(73,162)

Cumulative effect of change in accounting principle	$—	$(16,246)
Income tax	—	5,686

Cumulative effect of change in accounting principle, net of tax	$—	$(10,560)

Reclassification of losses from other comprehensive income to earnings	$4,343	$9,109
Income tax	(1,520)	(3,188)

Reclassification adjustment, net of tax	$2,823	$5,921

Unrealized gain (loss) on derivative financial instruments arising during period, net of tax	$337	$(68,523)
Reclassification adjustment, net of tax	2,823	5,921

Net unrealized gain (loss) on derivative instruments recognized in other comprehensive income	$3,160	$(62,602)

Total unrealized gains (losses) recognized in other comprehensive income	$1,986	$(221,245)
Net income	991,559	1,018,815

Total comprehensive income	$993,545	$797,570

Notes to Consolidated Financial Statements  (Unaudited) – continued

Note 6 – Earnings Per Share Reconciliation
Net income is the same in the calculation of basic and diluted earnings per share (“EPS”).  Shares of 6.6 million and 3.2 million for the periods ended September 30, 2002 and 2001, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive.  A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2002 and 2001 is included in the following table:

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in thousands, except per share data) (Unaudited)	2002	2001	2002	2001

Diluted
Income before extraordinary loss	$342,993	$334,144	$991,559	$1,036,639
Extraordinary loss, net of taxes	—	—	—	17,824

Net income	$342,993	$334,144	$991,559	$1,018,815

Average common shares outstanding	282,310	285,570	283,213	288,395
Effect of dilutive securities:
Stock options	1,710	2,103	1,639	2,054
Performance restricted stock	1,971	1,928	2,028	1,898

Average diluted common shares	285,991	289,601	286,880	292,347

Earnings per common share - diluted:
Income before extraordinary loss	$1.20	$1.15	$3.46	$3.54
Extraordinary loss, net of taxes	—	—	—	0.06

Net income	$1.20	$1.15	$3.46	$3.48

Basic
Income before extraordinary loss	$342,993	$334,144	$991,559	$1,036,639
Extraordinary loss, net of taxes	—	—	—	17,824

Net income	$342,993	$334,144	$991,559	$1,018,815

Average common shares	282,310	285,570	283,213	288,395

Earnings per common share - basic:
Income before extraordinary loss	$1.21	$1.17	$3.50	$3.59
Extraordinary loss, net of taxes	—	—	—	0.06

Net income	$1.21	$1.17	$3.50	$3.53

Note 7 – Business Segment Reporting
Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting practices equivalent to generally accepted accounting principles.  Therefore, the disclosure of business segment performance is not necessarily comparable with similar information presented by any other financial institution.
          The Company utilizes a matched maturity funds transfer pricing methodology to transfer interest rate risk of all assets and liabilities to the Corporate Treasury area which manages the interest rate risk of the Company. Differences in the aggregate amounts of transfer priced funds charges and credits are reflected in the Corporate/Other line of business segment.  A system of internal credit transfers is utilized to recognize supportive business services across lines of business.  The net results of these credits are reflected in each line of

Notes to Consolidated Financial Statements  (Unaudited) - continued

business segment.  The cost of operating office premises is charged to the lines of business by use of an internal cost transfer process.  Allocations of certain administrative support expenses and customer transaction processing expenses are also reflected in each line of business segment.  The offset to these expense allocations, as well as the amount of any unallocated expenses, is reported in the Corporate/Other line of business segment.
          The Company also utilizes an internal credit risk transfer methodology (the “credit risk premium”) which creates a current period financial charge against interest income to each line of business based on the estimated credit risk-adjusted return on loans.  The offset to the aggregate credit risk premium charges is matched against the Company’s current provision for loan losses with any difference reported in the Corporate/Other line of business segment.  The provision for income taxes is also reported in the Corporate/Other line of business segment.
          The Company is currently in the process of building and implementing further enhancements to its internal management reporting system that are expected to be implemented throughout 2002 and beyond.  Once complete, the items reported for each line of business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced net interest revenue, net of credit risk premiums; direct noninterest income; internal credit transfers between lines of business for supportive business services; and fully absorbed expenses.  The internal management reporting system and the business segment disclosures for each line of business do not currently include attributed economic capital, nor fully absorbed expenses.  Any amounts not currently reported in each line of business segment are reported in the Corporate/Other line of business segment. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment.  Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is restated.
          The tables on page 17-18 disclose selected financial information for SunTrust’s reportable business segments for the three and nine months ended September 30, 2002 and 2001.

Notes to Consolidated Financial Statements (Unaudited) – continued

	Three Months Ended September 30, 2002

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Consolidated

Average total assets	$23,851,461	$22,446,816	$20,059,512	$22,414,325	$1,730,722	$17,343,042	$107,845,878
Average total liabilities	52,213,684	10,076,160	5,160,530	1,202,418	1,525,951	28,723,812	98,902,555
Average total equity	—	—	—	—	—	8,943,323	8,943,323

Net interest income (FTE) (1)	340,560	140,398	54,844	85,807	9,888	183,630	815,127
Provision for loan losses (2)	26,576	8,935	39,907	1,609	507	21,165	98,699

Net interest revenue	313,984	131,463	14,937	84,198	9,381	162,465	716,428
Noninterest revenue	189,192	74,588	124,114	25,462	160,287	7,227	580,870
Noninterest expense	308,024	80,937	79,013	77,410	111,006	151,749	808,139

Total contribution before taxes and extraordinary items	195,152	125,114	60,038	32,250	58,662	17,943	489,159
Provision for income taxes (3)	—	—	—	—	—	146,166	146,166

Income before extraordinary items	195,152	125,114	60,038	32,250	58,662	(128,223)	342,993
Extraordinary items, net of tax	—	—	—	—	—	—	—

Net income	$195,152	$125,114	$60,038	$32,250	$58,662	$(128,223)	$342,993

	Three Months Ended September 30, 2001

	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Consolidated

Average total assets	$19,935,336	$20,584,379	$20,598,378	$22,399,691	$1,518,675	$16,209,545	$101,246,004
Average total liabilities	46,101,472	8,409,089	4,301,708	1,088,005	1,293,847	32,055,810	93,249,931
Average total equity	—	—	—	—	—	7,996,073	7,996,073

Net interest income (FTE) (1)	344,061	134,158	77,575	66,516	10,516	181,054	813,880
Provision for loan losses (2)	12,812	11,148	22,250	1,745	388	31,814	80,157

Net interest revenue	331,249	123,010	55,325	64,771	10,128	149,240	733,723
Noninterest revenue	155,448	63,108	111,772	51,111	147,238	21,725	550,402
Noninterest expense	296,511	92,184	104,267	82,248	98,942	102,660	776,812

Total contribution before taxes and extraordinary items	190,186	93,934	62,830	33,634	58,424	68,305	507,313
Provision for income taxes (3)	—	—	—	—	—	173,169	173,169

Income before extraordinary items	190,186	93,934	62,830	33,634	58,424	(104,864)	334,144
Extraordinary items, net of tax	—	—	—	—	—	—	—

Net income	$190,186	$93,934	$62,830	$33,634	$58,424	$(104,864)	$334,144

(1)	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

(2)	Provision for loan losses includes a credit risk premium charge for the lines of business.

(3)	Includes regular income tax provision and taxable-equivalent income adjustment reversal of $10,013 and $10,051 for the three months ended September 30, 2002 and 2001, respectively.

Notes to Consolidated Financial Statements (Unaudited) - continued

	Nine Months Ended September 30, 2002

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Consolidated

Average total assets	$22,925,778	$22,067,201	$20,097,984	$22,590,092	$1,723,490	$16,984,616	$106,389,161
Average total liabilities	51,441,577	9,510,850	4,981,029	1,196,788	1,546,685	29,019,410	97,696,339
Average total equity	—	—	—	—	—	8,692,822	8,692,822

Net interest income (FTE) (1)	1,046,646	414,566	178,625	264,301	30,119	511,633	2,445,890
Provision for loan losses (2)	75,275	33,244	170,314	4,925	1,728	87,806	373,292

Net interest revenue	971,371	381,322	8,311	259,376	28,391	423,827	2,072,598
Noninterest revenue	548,630	223,390	384,071	93,015	493,343	79,526	1,821,975
Noninterest expense	959,453	271,364	266,889	242,140	353,710	370,329	2,463,885

Total contribution before taxes and extraordinary items	560,548	333,348	125,493	110,251	168,024	133,024	1,430,688
Provision for income taxes (3)	—	—	—	—	—	439,129	439,129

Income before extraordinary items	560,548	333,348	125,493	110,251	168,024	(306,105)	991,559
Extraordinary items, net of tax	—	—	—	—	—	—	—

Net income	$560,548	$333,348	$125,493	$110,251	$168,024	$(306,105)	$991,559

	Nine Months Ended September 30, 2001

	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Consolidated

Average total assets	$19,685,272	$20,362,479	$21,726,836	$22,022,335	$1,409,258	$17,341,774	$102,547,954
Average total liabilities	45,332,307	8,392,431	4,374,703	977,594	1,354,727	34,130,297	94,562,059
Average total equity	—	—	—	—	—	7,985,895	7,985,895

Net interest income (FTE) (1)	1,051,500	413,038	218,752	162,144	32,232	585,583	2,463,249
Provision for loan losses (2)	36,690	27,765	57,029	5,414	1,037	59,137	187,072

Net interest revenue	1,014,810	385,273	161,723	156,730	31,195	526,446	2,276,177
Noninterest revenue	458,443	184,283	296,045	153,270	446,009	60,083	1,598,133
Noninterest expense	868,070	282,398	271,433	228,315	298,472	334,659	2,283,347

Total contribution before taxes and extraordinary items	605,183	287,158	186,335	81,685	178,732	251,870	1,590,963
Provision for income taxes (3)	—	—	—	—	—	554,324	554,324

Income before extraordinary items	605,183	287,158	186,335	81,685	178,732	(302,454)	1,036,639
Extraordinary items, net of tax	—	—	—	—	—	(17,824)	(17,824)

Net income	$605,183	$287,158	$186,335	$81,685	$178,732	$(320,278)	$1,018,815

(1)	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

(2)	Provision for loan losses includes a credit risk premium charge for the lines of business.

(3)	Includes regular income tax provision and taxable-equivalent income adjustment reversal of $29,282 and $30,660 for the nine months ended September 30, 2002 and 2001, respectively.

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

SunTrust has 1,184 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,285 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the third quarter and first nine months of 2002 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2001 Annual Report found on Form 10-K/A.  In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis and the ratios are presented on an annualized basis.  The FTE basis adjusts for the tax-favored status of income from certain loans and investments.  Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity.  The return on average realized shareholders’ equity excludes net unrealized security gains.  Due to its ownership of 48 million shares of common stock of The Coca-Cola Company resulting in an unrealized net gain of $2.3 billion as of September 30, 2002, the Company believes that this measure is more indicative of its return on average shareholders’ equity when comparing performance to other companies.

The information provided herein may contain estimates of future operating results for SunTrust.  These estimates constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which involve significant risks and uncertainties.  Actual results could differ materially from those contained in or implied by such statements for a variety of reasons including, but not limited to: changes in interest rates, changes in accounting principles, policies, or guidelines, significant changes in the economic scenario, significant changes in legislation or regulatory requirements, changes in business conditions or the banking competitive environment, significant changes in securities markets, and litigation risks.  SunTrust does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Effective January 1, 2002, in accordance with the provisions of SFAS No. 142, SunTrust will no longer amortize goodwill.  See Note 3 to the Consolidated Financial Statements “Recent Accounting Developments” on page 9 for further information.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported.  Accounting policies are described in detail in Note 1 to the consolidated financial statements in the 2001 Annual Report.  The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  In many instances, we use a discount factor to determine the present value of assets and liabilities.  A change in the discount factor could increase or decrease the values of those assets and liabilities.  That change could result in either a beneficial or adverse impact on our financial results.  The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

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

Loans are considered impaired if, based on current information and events, it is probable that SunTrust will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan.  In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Estimates of Fair Value. The estimation of fair value is significant to a number of SunTrust’s assets, including trading account assets, loans held for sale, available for sale investment securities, mortgage servicing rights (“MSR”), other real estate owned, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds and discount rates.

Fair values for trading account assets, most available for sale investment securities and most derivative financial instruments are based on quoted market prices.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair values of loans held for sale are based on anticipated liquidation values, while the fair values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates.  The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Initial Adoption of Accounting Policy. Effective January 1, 2002, SunTrust adopted the fair value method of recording stock options contained in SFAS No. 123, “Accounting for Stock-Based Compensation”.  This method is considered the preferable accounting method for stock-based employee compensation.  Grants, awards, or modifications made in 2002 and beyond will be expensed over the option vesting period based on the fair value as calculated using the Black-Scholes option pricing model.  Based on the current accounting guidance, which is currently under review by the Financial Accounting Standards Board, SunTrust expects the financial impact in the current year from the adoption of SFAS No. 123 to be less than $0.01 per diluted share.  The number of options expected to be granted this year is substantially lower than in previous years.  In 2003 and beyond, assuming annual grants of 3.2 million shares at a fair value of $ 11.00 per share, the impact per share would increase annually over the next several years and level off at approximately $0.08 per share by 2005.  The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate, or if the current accounting guidance changes.

On October 4, 2002, the FASB issued an exposure draft to amend the transition and disclosure provisions of SFAS No. 123.  Under this exposure draft three alternatives would be allowed for transitioning to SFAS No. 123. The amendment is effective for financial statements ending after December 15, 2002.  The Company is in the process of analyzing the impact that this exposure draft would have on the results of operations given these transition alternatives.

EARNINGS ANALYSIS

SunTrust reported earnings of $343.0 million and $991.6 million for the third quarter and first nine months of 2002, an increase of $8.8 million, or 2.6%, and a decrease of $27.3 million, or 2.7%, compared to $334.1 million and $1,018.8 million in the same periods last year.  Reported diluted earnings per share were $1.20 and $1.15 for the three months ended September 30, 2002 and 2001, respectively, and $3.46 and $3.48 for the nine months ended September 30, 2002 and 2001, respectively.  The third quarter of 2001 includes $20.2 million, or $0.07 per diluted share, in after-tax nonrecurring items associated with the Company’s proposal to acquire the former Wachovia Corporation.  Adjusting for these charges, operating diluted earnings per share were $1.22 for the third quarter of 2001.  Results for the first nine months of 2002 included $39.8 million after-tax in nonrecurring expenses associated with the Company’s acquisition of the Florida franchise of Huntington Bancshares, Inc. Adjusting for both the Huntington merger and Wachovia proposal charges, operating diluted earnings per share were $3.60 and $3.55 for the nine months ended September 30, 2002 and 2001, respectively.

Net interest income increased $1.2 million, or 0.2%, and decreased $17.4 million, or 0.7%, from the third quarter and first nine months of 2001 to the third quarter and first nine months of 2002.  The minimal increase compared to the third quarter of 2001 and decrease compared to the first nine months of 2001 were primarily due to lower loan related revenues associated with the weak economy as average loans, adjusted for securitizations and the impact of Huntington, were flat and down 2.9% from the third quarter and first nine months of 2001, respectively. Also negatively impacting the margin are the following factors.  First, the low interest rate environment and flattening of the yield curve during the third quarter 2002 have negatively impacted the margin with the Company’s balance sheet restructured to benefit from rising rates.  Secondly, the residential mortgage and mortgage backed securities portfolios have been affected by accelerated prepayments from mortgage refinancing, significantly lowering yields in these portfolios.  Finally, the Company’s direct consumer portfolio experienced a significant yield reduction.  A portion of this portfolio is student loans which reprice once a year, in July, using Treasury Bill (“T-Bill”) rates.  The 91 day May T-Bill rate decreased 193 basis points from 2001 to 2002.

The provision for loan losses was $98.7 million and $373.3 million in the third quarter and first nine months of 2002.  This represents an increase of $18.5 million, or 23.1%, and $186.2 million, or 99.5%, over the third quarter and first nine months of 2001.  The quarterly and year-to-date increases are primarily due to increased commercial charge-offs due to the weakened economy.  Additionally impacting the year-to-date increase was $45.3 million of additional, one-time provision expense in the first quarter of 2002 related to the Huntington acquisition in order to conform the Huntington portfolio to SunTrust’s credit standards.

Total noninterest income, excluding securities gains, increased $20.8 million, or 4.0%, to $535.1 million in the third quarter of 2002 and $179.8 million, or 12.2%, to $1,657.0 million in the first nine months of 2002. Contributing to the increases in the third quarter and year-to-date, service charges on deposit accounts and other charges and fees increased $43.1 million, or 22.6%, and $130.1 million, or 23.7%, due to increased usage of products and services, a more consistent pricing strategy throughout the Company’s markets and a lower earnings credit rate.  Additionally, the Company experienced $6.4 million, or 19.2%, and $70.5 million, or 105.4%, growth in investment banking income as the Company benefited from improvements in the performance of its capital markets business and the addition of the institutional business of Robinson-Humphrey.  The Company also benefited from a $4.1 million, or 3.4%, and $16.2 million, or 4.4%, increase in trust and investment management income from the third quarter and first nine months of 2001.  Negatively impacting noninterest income was a $37.3 million and $46.9 million decrease in mortgage servicing related income compared to the third quarter and first nine months of 2001, respectively.  This decline is due to the high volume of refinancing activity resulting in accelerated amortization of mortgage servicing rights related to increased prepayments.

Total noninterest expense was $808.1 million, an increase $31.3 million, or 4.0%, for the third quarter of 2002 over the same period last year and $2,463.9 million, an increase of $180.5 million, or 7.9%, for the first nine months of 2002 over the same period last year.  Personnel expenses in the third quarter and year-to-date increased $20.0 million, or 4.5%, and $131.3 million, or 10.0%, from prior periods due to increased benefits costs and the acquisitions of Huntington, the institutional business of Robinson-Humphrey and AMA Holdings, Inc.  The acquisition of Huntington resulted in $16.0 million of one-time merger-related charges for operations and systems integration and $38.2 million for amortization of related intangible assets for the nine months ended September 30, 2002.  In the third quarter and first nine months of 2001, the Company recorded $7.2 million and $34.6 million, respectively, of goodwill amortization that is no longer being amortized in conjunction with the provisions of SFAS No. 142.

Selected Quarterly Financial Data	Table 1

	Quarters

	2002			2001

(Dollars in millions except per share data) (Unaudited)	3	2	1	4	3

Summary of Operations
Interest and dividend income	$1,270.7	$1,292.0	$1,297.6	$1,391.1	$1,509.9
Interest expense	465.6	478.6	499.5	571.1	706.1

Net interest income	805.1	813.4	798.1	820.0	803.8
Provision for loan losses	98.7	111.0	163.6	88.1	80.2

Net interest income after provision for loan losses	706.4	702.4	634.5	731.9	723.6
Noninterest income(1)	580.9	625.8	615.3	557.7	550.4
Noninterest expense(2)(3)(4)	808.1	818.1	837.6	830.2	776.8

Income before provision for income taxes and extraordinary items	479.2	510.1	412.2	459.4	497.2
Provision for income taxes	136.2	166.4	107.3	126.8	163.1

Income before extraordinary items	343.0	343.7	304.9	332.6	334.1
Extraordinary gain, net of taxes(5)	—	—	—	24.1	—

Net income	$343.0	$343.7	$304.9	$356.7	$334.1

Net interest income (taxable-equivalent)	$815.1	$823.1	$807.7	$830.1	$813.9
Per Common Share
Diluted
Income before extraordinary items	$1.20	$1.20	$1.06	$1.16	$1.15
Extraordinary gain, net of taxes	—	—	—	0.08	—

Net income	1.20	1.20	1.06	1.24	1.15
Basic
Income before extraordinary items	1.21	1.22	1.07	1.17	1.17
Extraordinary gain, net of taxes	—	—	—	0.08	—

Net income	1.21	1.22	1.07	1.25	1.17
Dividends declared	0.43	0.43	0.43	0.40	0.40
Book value	31.04	31.41	29.97	28.97	28.40
Market price
High	69.12	70.20	68.47	67.93	72.35
Low	55.90	65.10	58.32	58.10	60.10
Close	61.48	67.72	66.73	62.70	66.60
Selected Average Balances
Total assets	$107,845.9	$106,492.0	$104,796.1	$103,882.0	$101,246.0
Earning assets	95,562.2	94,740.5	93,198.1	92,440.9	90,588.0
Loans	71,695.6	70,985.1	69,694.6	69,547.1	69,024.0
Consumer and commercial deposits	66,141.3	65,466.3	62,211.5	59,085.8	57,081.1
Brokered and foreign deposits	4,956.7	5,179.8	5,432.4	6,268.1	6,086.6
Realized shareholders’ equity	7,095.9	6,901.5	6,729.8	6,530.6	6,305.4
Total shareholders’ equity	8,943.3	8,743.1	8,385.9	8,334.5	7,996.1
Common shares - diluted (thousands)	285,991	287,288	287,375	289,319	289,601
Common shares - basic (thousands)	282,310	283,293	284,055	285,645	285,570
Financial Ratios (Annualized)
Return on average assets	1.30%	1.33%	1.21%	1.40%	1.34%
Return on average realized shareholders’ equity	19.18	19.97	18.37	21.67	21.02
Return on average total shareholders’ equity	15.22	15.77	14.74	16.98	16.58
Net interest margin	3.38	3.48	3.51	3.56	3.56

(1)

Includes securities gains of $45.8, $55.7 and $63.5 million for the third, second and first quarters of 2002 and $32.1 and $36.2 million for the fourth and third quarters of 2001, respectively, related to the Company’s securities portfolio repositioning.

(2)

Includes enhancements to customer based systems of $18.3, $9.4 and $16.8 million for the third, second and first quarters of 2002 and $15.5 and $17.5 million for the fourth and third quarters of 2001, respectively, related to the One Bank initiative.

(3)	Includes merger-related expenses of $16.0 million for the first quarter of 2002 related to the acquisition of the Florida franchise of Huntington Bancshares.
(4)	Includes Wachovia proposal expenses of $32.0 million for the third quarter of 2001.
(5)	Represents the gain on the Company’s early extinguishment of long-term debt during the fourth quarter of 2001, net of $13.0 million in taxes.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid	Table 2

	Quarter Ended

	September 30, 2002			June 30, 2002

(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

Assets
Loans:(1)
Taxable	$70,399.5	$984.6	5.55%	$69,738.1	$994.7	5.72%
Tax-exempt(2)	1,296.1	17.8	5.44	1,247.0	17.4	5.58

Total loans	71,695.6	1,002.4	5.55	70,985.1	1,012.1	5.72
Securities available for sale:
Taxable	16,163.8	193.1	4.78	16,538.3	211.0	5.10
Tax-exempt(2)	396.2	6.8	6.86	413.6	7.1	6.91

Total securities available for sale	16,560.0	199.9	4.83	16,951.9	218.1	5.15
Funds sold	1,439.5	6.6	1.80	1,454.7	6.6	1.79
Loans held for sale	3,858.1	63.1	6.54	3,454.7	57.4	6.65
Interest-bearing deposits	377.5	1.7	1.83	352.6	1.5	1.70
Trading account	1,631.5	7.0	1.69	1,541.5	6.0	1.57

Total earning assets	95,562.2	1,280.7	5.32	94,740.5	1,301.7	5.51
Allowance for loan losses	(935.1)			(934.0)
Cash and due from banks	3,255.9			3,196.7
Premises and equipment	1,631.3			1,623.3
Other assets	5,427.5			4,987.6
Unrealized gains on securities available for sale	2,904.1			2,877.9

Total assets	$107,845.9			$106,492.0

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW /money market	$10,431.6	$19.0	0.72%	$10,181.1	$18.8	0.74%
Money Market - regular	20,843.0	83.0	1.58	20,369.5	84.4	1.66
Savings	6,301.3	20.6	1.30	6,436.8	23.1	1.44
Consumer time	9,481.9	85.3	3.57	9,683.0	91.6	3.80
Other time	3,846.4	24.3	2.51	3,803.6	25.0	2.64

Total interest bearing consumer and commercial deposits	50,904.2	232.2	1.81	50,474.0	242.9	1.93
Brokered deposits	2,394.8	29.9	4.89	2,394.8	28.6	4.72
Foreign deposits	2,561.9	11.3	1.73	2,785.0	12.1	1.72

Total interest-bearing deposits	55,860.9	273.4	1.94	55,653.8	283.6	2.04
Funds purchased	9,597.1	34.2	1.40	9,670.5	34.1	1.40
Other short-term borrowings	867.0	3.5	1.59	783.7	3.4	1.71
Long-term debt	11,950.0	154.5	5.13	11,889.9	157.5	5.31

Total interest-bearing liabilities	78,275.0	465.6	2.36	77,997.9	478.6	2.46
Noninterest-bearing deposits	15,237.1			14,992.2
Other liabilities	5,390.5			4,758.8
Realized shareholders’ equity	7,095.9			6,901.5
Accumulated other comprehensive income	1,847.4			1,841.6

Total liabilities and shareholders’ equity	$107,845.9			$106,492.0

Interest rate spread			2.96%			3.05%

Net Interest Income		$815.1			$823.1

Net Interest Margin(3)			3.38%			3.48%

	Quarter Ended

	September 30, 2001

	Average Balances	Income/ Expense	Yields/ Rates

Assets
Loans:(1)
Taxable	$67,894.6	$1,162.1	6.79%
Tax-exempt(2)	1,129.4	19.1	6.71

Total loans	69,024.0	1,181.2	6.79
Securities available for sale:
Taxable	15,152.8	248.9	6.57
Tax-exempt(2)	447.8	9.1	8.17

Total securities available for sale	15,600.6	258.0	6.62
Funds sold	1,271.6	11.6	3.57
Loans held for sale	3,182.5	57.5	7.22
Interest-bearing deposits	323.6	3.3	3.99
Trading account	1,185.7	8.4	2.83

Total earning assets	90,588.0	1,520.0	6.66
Allowance for loan losses	(872.8)
Cash and due from banks	3,315.2
Premises and equipment	1,594.2
Other assets	4,019.0
Unrealized gains on securities available for sale	2,602.4

Total assets	$101,246.0

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW /money market	$8,328.6	$23.9	1.14%
Money Market - regular	16,925.5	136.6	3.20
Savings	6,004.6	40.1	2.65
Consumer time	8,870.2	112.1	5.01
Other time	3,783.0	47.2	4.95

Total interest bearing consumer and commercial deposits	43,911.9	359.9	3.25
Brokered deposits	2,797.6	28.0	3.92
Foreign deposits	3,289.0	29.4	3.50

Total interest-bearing deposits	49,998.5	417.3	3.31
Funds purchased	10,616.7	84.8	3.13
Other short-term borrowings	1,702.1	14.6	3.40
Long-term debt	12,925.9	189.4	5.81

Total interest-bearing liabilities	75,243.2	706.1	3.72
Noninterest-bearing deposits	13,169.2
Other liabilities	4,837.5
Realized shareholders’ equity	6,305.4
Accumulated other comprehensive income	1,690.7

Total liabilities and shareholders’ equity	$101,246.0

Interest rate spread			2.94%

Net Interest Income		$813.9

Net Interest Margin(3)			3.56%

	Nine Months Ended

	September 30, 2002			September 30, 2001

	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

Assets
Loans:(1)
Taxable	$69,544.1	$2,959.7	5.69%	$69,076.1	$3,805.7	7.37%
Tax-exempt(2)	1,255.0	52.7	5.62	1,107.2	59.8	7.22

Total loans	70,799.1	3,012.4	5.69	70,183.3	3,865.5	7.36
Securities available for sale:
Taxable	16,215.9	625.2	5.14	15,940.5	797.1	6.67
Tax-exempt(2)	411.3	21.3	6.91	451.1	27.9	8.24

Total securities available for sale	16,627.2	646.5	5.18	16,391.6	825.0	6.71
Funds sold	1,357.6	18.5	1.79	1,269.4	43.9	4.56
Loans held for sale	3,798.2	188.1	6.60	2,671.2	145.9	7.29
Interest-bearing deposits	353.1	4.7	1.80	145.3	4.5	4.11
Trading account	1,573.8	19.3	1.64	1,236.2	34.3	3.72

Total earning assets	94,509.0	3,889.5	5.50	91,897.0	4,919.1	7.16
Allowance for loan losses	(922.3)			(879.4)
Cash and due from banks	3,270.6			3,336.9
Premises and equipment	1,622.6			1,604.2
Other assets	5,117.2			3,912.9
Unrealized gains on securities available for sale	2,792.1			2,676.4

Total assets	$106,389.2			$102,548.0

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW /money market	$10,080.6	$55.9	0.74%	$8,319.7	$81.0	1.30%
Money Market - regular	20,140.5	251.2	1.67	15,097.5	426.0	3.77
Savings	6,336.8	67.4	1.42	6,092.7	143.1	3.14
Consumer time	9,403.5	268.9	3.82	9,273.1	371.1	5.35
Other time	3,715.2	80.0	2.88	3,947.5	162.1	5.49

Total interest bearing consumer and commercial deposits	49,676.6	723.4	1.95	42,730.5	1,183.3	3.70
Brokered deposits	2,477.9	99.3	5.28	2,519.0	94.0	4.92
Foreign deposits	2,710.0	35.3	1.72	5,788.1	209.2	4.77

Total interest-bearing deposits	54,864.5	858.0	2.09	51,037.6	1,486.5	3.89
Funds purchased	9,834.0	103.9	1.39	11,601.9	365.1	4.15
Other short-term borrowings	970.5	11.6	1.60	1,597.7	54.6	4.57
Long-term debt	12,036.5	470.1	5.22	12,371.4	549.7	5.94

Total interest-bearing liabilities	77,705.5	1,443.6	2.48	76,608.6	2,455.9	4.29
Noninterest-bearing deposits	14,944.2			13,266.5
Other liabilities	5,046.7			4,687.0
Realized shareholders’ equity	6,910.4			6,259.7
Accumulated other comprehensive income	1,782.4			1,726.2

Total liabilities and shareholders’ equity	$106,389.2			$102,548.0

Interest rate spread			3.02%			2.87%

Net Interest Income		$2,445.9			$2,463.2

Net Interest Margin(3)			3.46%			3.58%

(1)

Interest income includes net loan fees of $29.3, $31.8 and $36.9 million in the quarters ended September 30 and June 30, 2002 and September 30, 2001 and $90.5 and $108.5 million for the nine months ended September 30, 2002 and 2001, respectively.  Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

(2)

Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis.  The net taxable-equivalent adjustment amounts included in the above table aggregated $10.0, $9.7 and $10.1 million in the quarters ended September 30 and June 30, 2002 and September 30, 2001 and $29.3 and $30.7 million for the nine months ended September 30, 2002 and 2001, respectively.

(3)

Derivative instruments used to help manage SunTrust’s interest-sensitivity position decreased net interest income $11.5, $11.7 and $17.2 million in the quarters ended September 30 and June 30, 2002 and September 30, 2001, respectively, and decreased net interest income $44.5 and $20.6 million for the nine months ended September 30, 2002 and 2001, respectively.  Without these instruments, the net interest margin would have been 3.43%, 3.53%, and 3.64% in the quarters ended September 30 and June 30, 2002 and September 30, 2001, respectively, and 3.52% and 3.61% for the nine months ended September 30, 2002 and 2001, respectively.

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

Commercial

The Commercial line of business provides enterprises with a full array of financial solutions including traditional commercial lending, treasury management, financial risk management products and corporate card services.  The primary customer segments served by this line of business include “Commercial” ($5 million to $50 million in annual revenues), “Middle Market”  ($50 million to $250 million in annual revenues), “Commercial Real Estate” (entities that specialize in Commercial Real Estate activities), “Financial Institutions” (correspondent banking entities), and “Government/Not-for-Profit” entities.  Also included in this segment are specialty groups that operate both within and outside of the SunTrust footprint such as Receivables Capital Management (factoring services), Affordable Housing (tax credits related to community development), and Premium Assignment Corporation (insurance premium financing).

Corporate and Investment Banking

Corporate and Investment Banking serves firms with over $250 million in annual revenues in a variety of industries both inside and outside the SunTrust footprint.  Industry Specialties include Media & Communications, Energy, Healthcare, Franchise & Distributor Finance, Restaurants, Agrifoods, Fabrics & Furnishings, Business Services, Retail & Consumer, and Technology.

Corporate and Investment Banking is comprised of the following units: Corporate Banking, Treasury Management, International Banking, SunTrust Leasing, SunTrust Robinson Humphrey Debt Capital Markets, SunTrust Robinson Humphrey Equity Capital Markets, and SunTrust Equity Partners.  These units offer commercial lending and treasury management services, as well as numerous products and services outside of the traditional commercial lending environment.

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

Corporate/Other

Corporate/Other (“Other”) includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises and certain support activities not currently allocated to the aforementioned lines of business.  The major components of the Other line of business include Enterprise Information Services, which is the primary data processing and operations group, the Corporate Real Estate group, which manages occupancy expense, Marketing, which handles advertising, product management and customer information functions, SunTrust Online, which handles customer phone inquiries and phone sales and manages the internet banking function, Human Resources, which includes the recruiting, training and employee benefit administration functions, Finance, which includes accounting, budgeting, planning, audit, tax, treasury, risk management and internal control.  Other functions included in the Other line of business are credit risk management, legal and compliance, corporate strategies development and the executive management group.  The Other line of business also contains certain expenses that have not been allocated to the primary lines of business, eliminations, and the residual offsets derived from matched-maturity funds transfer pricing and provision for loan losses/credit risk premium allocations.

The following table for SunTrust’s reportable business segments compares total income before taxes for the three and nine months ended September 30, 2002 to the same periods last year:

Total Income Before Taxes and Extraordinary Items	Table 3

	Three Months Ended

(Dollars in thousands) (Unaudited)	September 30, 2002	September 30, 2001

Retail	$195,152	$190,186
Commercial	125,114	93,934
Corporate and Investment Banking	60,038	62,830
Mortgage	32,250	33,634
Private Client Services	58,662	58,424
Corporate/Other	17,943	68,305

Total Consolidated FTE Adjusted	489,159	507,313
Less: FTE Adjustments	10,013	10,051

Total Consolidated	$479,146	$497,262

	Nine Months Ended

	September 30, 2002	September 30, 2001

Retail	$560,548	$605,183
Commercial	333,348	287,158
Corporate and Investment Banking	125,493	186,335
Mortgage	110,251	81,685
Private Client Services	168,024	178,732
Corporate/Other	133,024	251,870

Total Consolidated FTE Adjusted	1,430,688	1,590,963
Less: FTE Adjustments	29,282	30,660

Total Consolidated	$1,401,406	$1,560,303

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and nine months ended September 30, 2002 to the same periods last year:

Table 4

(Dollars in thousands) (Unaudited)	Three Months Ended

	September 30, 2002		September 30, 2001

Lines of Business	Average loans	Average deposits	Average loans	Average deposits

Retail	$22,413,991	$51,995,855	$18,394,479	$45,904,390
Commercial	20,545,108	9,972,986	18,876,506	7,644,129
Corporate and Investment Banking	15,072,829	1,383,168	16,600,242	1,411,073
Mortgage	12,054,639	1,020,741	13,021,518	817,136
Private Client Services	1,604,610	1,501,570	1,328,754	1,265,739

	Nine Months Ended

	September 30, 2002		September 30, 2001

Lines of Business	Average loans	Average deposits	Average loans	Average deposits

Retail	$21,407,273	$51,229,878	$18,145,117	$45,024,592
Commercial	20,135,920	9,374,773	18,629,350	7,276,330
Corporate and Investment Banking	15,402,532	1,400,209	17,876,077	1,482,367
Mortgage	12,114,800	882,708	13,620,943	732,613
Private Client Services	1,564,432	1,522,293	1,220,529	1,316,764

The following analysis details the operating results for each line of business for the three and nine months ended September 30, 2002 and 2001.

Retail

Retail’s third quarter of 2002 income before taxes was $195.2 million, which was $5.0 million, or 2.6%, higher than the third quarter of 2001.  The increase in income before taxes is attributable to higher noninterest revenue (primarily service charges resulting from improved consistent pricing and growth in deposit balances) combined with balance sheet growth in both loans and deposits.

Average loan balances for the third quarter of 2002 were $22.4 billion, a $4.0 billion, or 21.9%, increase from the third quarter of 2001.  Year to date average loan balances also showed strong growth, increasing $3.3 billion, or 18.0%, compared to the prior year.  Loan balances acquired from Huntington provided 36.2% of the quarter to date growth and 38.9% of the year to date growth.  Deposit balances also experienced double digit growth. Average deposit balances for the third quarter of 2002 were $52.0 billion, a $6.1 billion, or 13.3%, increase from the third quarter of 2001.  The year to date average deposit balances grew $6.2 billion, or 13.8%, compared to the prior year.  Deposit balances acquired from Huntington provided 59.8% of the quarter to date growth and 51.3% of the year to date growth.

Commercial

Commercial’s income before taxes increased $31.2 million, or 33.2%, for the third quarter of 2002 versus the third quarter of 2001.  Year to date income before taxes through September 30, 2002 grew $46.2 million, or 16.1%, from the comparable 2001 period.  Factoring fees have been prospectively reclassified into noninterest income in 2002.  Factoring fees of $6.0 million and $17.4 million for the third quarter and first nine months, respectively, were recorded in net interest income in 2001.  Adjusting for the factoring reclassification, third quarter 2002 net interest income grew $12.3 million, or 9.6%, while the year to date 2002 net interest income growth was $18.9 million, or 4.8%, over the comparable periods.

Net interest income from loans increased due to higher loan volumes and wider spreads.  Average loans, excluding Huntington, increased $957.8 million, or 5.1%, from the third quarter of 2001 and $896.8 million, or 4.8%, from year to date September 30, 2001. Average Huntington loan balances of $711.0 million and $609.8 million for the third quarter and nine months ended September 30, 2002, respectively, were excluded for comparison purposes.  Average deposits, excluding Huntington, increased $2.1 billion, or 27.8%, from the third quarter of 2001 and $1.9 billion, or 26.4%, from year to date September 30, 2001.  Average Huntington deposit balances of $207.3 million and $180.6 million for third quarter and nine months ended September 30, 2002, respectively, were excluded for comparison purposes.  The deposit growth reflects SunTrust’s commitment to raise core deposits.  Additionally, the increase in deposits reflects limited industrial investment opportunity among clients and prospects due to capacity concerns resulting from a depressed economic state.

Adjusting for the factoring reclassification, noninterest income grew $5.4 million, or 7.9%, and $21.7 million, or 10.8%, for the third quarter and nine months ended September 30, 2002, respectively, compared to prior periods. The year to date noninterest income growth was driven by an increase in service charges on deposit accounts resulting from reduced interest rates and, consequently, reduced compensating balance values.  Noninterest expenses decreased in total $11.2 million, or 12.2%, compared to the third quarter of 2001 and $11.0 million, or 3.9%, compared to the nine months ended September 30, 2001, despite increased staffing resulting from the Huntington acquisition.

Corporate and Investment Banking

Corporate and Investment Banking’s income before taxes decreased $2.8 million, or 4.4%, in the third quarter of 2002 compared to the third quarter of 2001.  Noninterest expense declined $25.3 million, or 24.2%, primarily the result of lower personnel related expenses.  This improvement was offset by a $17.7 million, or 79.4%, increase in credit risk premium expense.  On a year to date basis, income before taxes declined $60.8 million, or 32.7%, largely driven by a $113.3 million, or 198.6%, increase in the credit risk premium.  Year to date noninterest revenue was up $88.0 million, or 29.7%, versus the prior year, $71.1 million of which relates to SunTrust Robinson Humphrey Equity Capital Markets which was acquired during the third quarter of 2001.  Strong growth in deposit account service charges, loan fees and letters of credit fees also contributed to the growth in noninterest revenue.  In addition, year to date 2002 includes better management of expenses in a challenging operating environment.  Noninterest expense decreased $4.5 million, or 1.7%, compared to the nine months ended September 30, 2001.  For the quarter and year to date, average assets declined $538.9 million, or 2.6%, and $1,628.9 million, or 7.5%, respectively.  These decreases were driven by a reduction in loan balances associated with the significant level of public debt issuance, the lack of loan demand related to the current economic conditions, and a conscious effort to exit marginally profitable relationships.

Mortgage

The Mortgage line of business’ 2002 third quarter income before taxes was down $1.4 million, or 4.1%, from the comparable quarter last year primarily due to higher mortgage servicing rights amortization expense.  Income before taxes for the nine months ended September 30, 2002 was up $28.6 million, or 35.0%, over the same 2001 period.  Driven by record low interest rates, which sparked record high mortgage loan production of $8.1 billion in the third quarter of 2002, net interest income was up $19.3 million, or 29.0%, compared to the third quarter of 2001.  For the nine months ended September 30, 2002, mortgage loan production of $19.5 billion contributed to an increase in net interest income of $102.2 million, or 63.0%. The higher net interest income in both periods was primarily a result of wider spreads and higher mortgage loans held for sale volume resulting from record mortgage loan production.  Noninterest income was down $25.6 million in the third quarter of 2002 compared to the third quarter of 2001.  Higher mortgage servicing rights amortization expense resulting from record loan payoff levels as well as higher amortization expense on existing serviced loans offset gains in production income.  For the nine months ended September 30, 2002, noninterest income was down $60.3 million compared to the prior year to date primarily due to higher mortgage servicing rights amortization expense and costs related to holding mortgage loans prior to their sale in the secondary market.  Noninterest expense increased $13.8 million, or 6.1%, for the nine months ended September 30, 2002 over the comparable period of 2001 primarily due to increased commission-based compensation resulting from record levels of loan production.

Private Client Services

Private Client Services’ income before taxes increased $0.2 million, or 0.4%, for the third quarter of 2002 compared to the third quarter of 2001 and decreased $10.7 million, or 6.0%, for the nine month period ended September 30, 2002 compared to the same period in 2001.  Trust and investment management income increased 3.4% and 4.4% over the third quarter of 2001 and prior year to date, respectively.  Assets under management as of September 30, 2002 and September 30, 2001 were both approximately $88 billion.  Despite the significant decline in the equity markets, trust and investment management income has been able to moderately increase due to assets under management remaining relatively stable throughout 2002.  Assets under management did not decline to the same extent as the equity markets due to strong net new business and an appreciation in bond values.  Retained business is satisfactory given market conditions and is comparable with prior periods; however, new business is up significantly compared to 2001.  Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant directed retirement accounts.  As of September 30, 2002 SunTrust’s total assets under advisement were approximately $161 billion, which included $26 billion held in non-managed corporate trust accounts and $16 billion in retail brokerage accounts, including $1 billion in Alexander Key.

Retail investment income increased 30.9% and 31.5% over the third quarter of 2001 and for the first nine months of 2001, respectively.  The increase is primarily due to an increase in broker production and the number of brokers.  The Company launched its full service brokerage division, Alexander Key, during the second quarter of 2002 and continued to build its broker network.  Thus far the division has generated nominal revenue.

Noninterest expense increased 12.2% and 18.5% over the third quarter of 2001 and for the first nine months of 2001, respectively.  The increase in noninterest expense is due to higher incentive expense associated with the increase in new business and the investment in the core business, new product capabilities, and new distribution channels.  The increase in assets and liabilities is due to loan and deposit growth.

Corporate/Other

The Corporate/Other line of business’ third quarter income before taxes decreased from $68.3 million in 2001 to $17.9 million in 2002.  The September year to date income before taxes decreased from $251.9 million in 2001 to $133.0 million in 2002.  Average total liabilities declined $3.3 billion, or 10.4%, in the third quarter of 2002 from the same quarter in 2001 and $5.1 billion, or 15.0%, in the first nine months of 2002 compared to the same period in 2001, primarily as a result of consumer and commercial deposit growth from the other business lines that eliminated the need for borrowings.  The year to date net interest income declined as a result of the balance sheet repositioning and the residual offsets derived from matched maturity funds transfer pricing.  Noninterest revenue decreased $14.5 million in the third quarter of 2002 compared to the same quarter in the prior year.  Noninterest revenue increased $19.4 million for the first nine months of 2002 compared to the first nine months of 2001 primarily due to security gains realized as a result of the Company repositioning its balance sheet for rising rates by shortening its maturity and changing the mix to more floating rate assets.  Noninterest expense increased $49.1 million in the third quarter of 2002 compared to the same quarter in the prior year and $35.7 million for the first nine months of 2002 compared to the same period in 2001.  This increase is primarily the result of increased amortization of intangibles expense from the Huntington acquisition.

Interest Rate and Market Risk. The normal course of business activity exposes SunTrust to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company’s financial instruments, cash flows and net interest income.  SunTrust’s asset/liability management process manages the Company’s interest rate risk position.  The objective of this process is the optimization of the Company’s financial position, liquidity and net interest income, while limiting the volatility to net interest income from changes in interest rates.

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

Management estimates the Company’s net interest income for the next twelve months would increase 0.6% under a gradual increase (25 basis points per quarter) in interest rates of 100 basis points, versus the projection under stable rates.  Net interest income would decrease 0.8% under a gradual decrease (25 basis points per quarter) in interest rates of 100 basis points, versus the projection under stable rates.  The interest sensitivity levels were unchanged from June 30, 2002.

The projections of interest rate risk do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Other sources of market risk include mortgage servicing rights (MSR’s), the risk associated with holding loans prior to selling them into the secondary market, primarily residential real estate, and risk from trading account activities.  The company does not specifically hedge the MSR asset, and the fair value determination of the

MSR’s is discussed on page 33.  The company does hedge loans held for sale, and has set exposure limits on the risk associated with the changes in market value of the loans held for sale.  Trading account market risk is managed using a Value at Risk (VAR) approach.  VAR represents an estimation of the maximum amount that the Company has placed at risk of loss in the course of trading activities, using a specified degree of confidence.

Net Interest Income/Margin.  Net interest income for the first nine months of 2002 decreased 0.7% or $17.3 million to $2,445.9 million from the first nine months of 2001 and increased 0.2%, or $1.2 million, to $815.1 million for the third quarter 2002 compared to the third quarter 2001.  The decrease in net interest income for the nine months ended and the slight increase in third quarter were both adversely impacted by continued weak loan demand resulting from the sluggish economy.  Average loans adjusted for securitizations and the acquisition of Huntington, decreased 2.9% from the first nine months of 2001 and were flat compared to the third quarter of 2001.

In addition to weak loan demand, net interest income was negatively impacted by other factors.  The shift in the Company’s balance sheet to a slightly asset sensitive position in anticipation of rising interest rates has not produced the expected margin benefit since rates have not risen and the yield curve flattened during the third quarter of 2002.  Acceleration of prepayments in the mortgage industry reduced the yield on the residential mortgage loan and the mortgage-backed securities portfolios.  The direct consumer loan portfolio yield declined 137 basis points in third quarter 2002 compared to third quarter 2001 and declined 188 basis points for the nine months ended of 2002 compared to 2001.  These yield declines were primarily the result of the annual repricing in July of the student loan portfolio, which is tied to the 91-day May T-bill rate.  The T-bill rate decreased 193 basis points from 2001 to 2002.

Adjusting for Huntington, average earning assets decreased 0.4% and average interest-bearing liabilities decreased 3.3% compared to the first nine months of last year.  Including Huntington, average earning assets increased 2.8% and interest-bearing liabilities increased 1.4%.  The adverse impact of the declining rate environment more than offset the favorable increase due to higher volume.  The declining rate environment coupled with the factors described above resulted in the net interest margin declining 12 basis points to 3.46% for the first nine months of 2002 compared to 3.58% in the prior period.

SunTrust restructured its balance sheet throughout 2001 and into 2002 to shift interest rate risk from a liability sensitive position to a slightly asset sensitive position.  The restructuring has been concentrated in the investment portfolio and long term debt.  The Company believes it is now positioned to benefit from a rising interest rate environment.  However, the Company will continue to evaluate its present portfolio mix relative to market valuations and buy and sell securities that meet its overall interest rate strategies.

As part of its on going balance sheet management, the Company continues to take steps to obtain alternative lower cost funding sources such as developing initiatives to grow retail deposits to maximize net interest income. Campaigns to attract consumer deposits were implemented in the first quarter of 2001 and again in the second quarter of 2002.  The Company also believes deposit growth has benefited from the volatility in the financial markets.  Excluding the effects of Huntington, average money market deposits have grown 27.9%, NOW accounts 16.4% and demand deposits 9.2% compared to the first nine months of 2001.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of three basis points for both the first nine months of 2002 and 2001.

Noninterest Income.  Noninterest income in the third quarter and first nine months of 2002 increased $30.5 million, or 5.5%, and $223.8 million, or 14.0%, from the comparable periods last year.  The favorable results are attributed to improvements in the equity and debt markets as the Company’s investment banking income increased $6.4 million, or 19.2%, to $39.8 million compared to the third quarter of 2001 and $70.5 million, or

105.4%, to $137.4 million compared to the first nine months of 2001.  Also, the increase in investment banking income is a result of the enhanced sales force through the acquisition of the institutional business of Robinson-Humphrey in the third quarter of 2001.  Investment banking income decreased $12.9 million, or 24.5%, compared to the second quarter of 2002 primarily due to weaker equity markets in the third quarter compared to the second quarter of 2002.  Also impacting the decline was a $5.3 million loan syndication fee received in the second quarter of 2002.

In the third quarter of 2002, the Company substantially completed the repositioning of its securities portfolio to take strategic advantage of market price fluctuations by sales and reinvestment of securities.  This continued to shorten the average life of the securities portfolio from 4.2 years to 3.0 years as of September 30, 2001 and 2002, respectively.  In 2002, securities gains of $45.8 million and $165.0 million were recorded during the third quarter and the first nine months as a result of these actions.  Credit card and other fees includes debit card interchange income of $20.0 million for the third quarter of 2002 and $62.1 million for the first nine months of 2002.  This compares favorably to $15.4 million and $43.9 million for the same periods of 2001.  The increase in debit card income is a result of an ongoing marketing campaign for debit cards along with higher acceptance and utilization of the product by customers.  As compared to the third quarter and first nine months of 2001, service charges on deposits and other charges and fees increased a combined $43.1 million, or 22.6%, and $130.1 million, or 23.7%, respectively.  These income items improved due to the increased usage of products and services, a more consistent pricing strategy, and a lower earnings credit rate.

Negatively impacting noninterest income was a $37.3 million and $46.9 million decrease in mortgage servicing related income compared to the third quarter and first nine months of 2001, respectively.  This is due to the high volume of refinancing activity resulting in accelerated amortization of mortgage servicing rights related to increased prepayments.  This trend is expected to continue into the fourth quarter of 2002.  SunTrust, in accordance with its servicing asset capitalization policy, records the MSR assets at fair value.  Fair value is determined through a review of valuation assumptions that are supported by market and economic data collected from various outside sources.  SunTrust records amortization of the MSR based on two components; first, the Company writes-off the remaining balance of all unamortized MSRs relating to loans paid-in-full in recognition of the termination of future cash flow streams and second, the proportional expense related to surviving MSRs is recognized based on their estimated period of net servicing income which is assessed and updated monthly.

Trust and investment management income decreased 6.3% compared to the second quarter of 2002 and is 4.4% and 3.4% over prior year to date and the third quarter of 2001, respectively.  The decrease compared to prior quarter is attributable to the 17% decline in the equity markets, which resulted in assets under management declining 5.3% to approximately $88 billion as of September 30, 2002.  Compared to September 30, 2001, assets under management are flat.  Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant directed retirement accounts. SunTrust’s total assets under advisement were approximately $161 billion, which included $26 billion held in non-managed corporate trust accounts and $16 billion in retail brokerage accounts, including $1 billion in Alexander Key.  Assets under management did not decline to the same extent as the equity markets due to net new business and an appreciation in bond values.  Lost business is comparable with prior periods; however, new business is up significantly compared to 2001 but declined moderately compared to the second quarter of 2002 primarily due to the uncertainty in the financial markets.  The equity markets have continued to be volatile subsequent to quarter end.  Continued volatility may have an adverse impact on trust and investment management income.

Retail investment income decreased 6.0% compared to the second quarter of 2002 and is 31.5% and 30.9% over prior year and the third quarter of 2001, respectively.  The decrease compared to prior quarter is due to the poor performance of the equity markets, which resulted in lower sales and lower fee based income.  The increase compared to 2001 is primarily due to an increase in broker production and the number of brokers.  The Company launched its full service brokerage division, Alexander Key, during the second quarter of 2002 and continued to build its broker network.  Thus far the division has generated nominal revenue.

Noninterest Income	Table 5

	Quarters

	2002			2001

(Dollars in millions) (Unaudited)	3	2	1	4	3

Service charges on deposit accounts	$157.0	$153.8	$146.0	$135.5	$129.1
Trust and investment management income	123.9	132.2	129.1	117.2	119.8
Other charges and fees	76.6	75.6	70.4	65.9	61.3
Investment banking income	39.8	52.8	44.8	41.6	33.4
Trading account profits and commissions	23.6	24.2	25.7	11.0	30.0
Retail investment services	35.1	37.3	31.3	28.9	26.8
Credit card and other fees	27.4	31.4	31.2	29.4	28.7
Mortgage production related income	54.3	27.1	30.6	58.4	43.1
Mortgage servicing related income	(36.5)	0.8	(6.3)	(10.9)	0.8
Other income	33.9	34.9	49.0	48.6	41.2
Securities gains	45.8	55.7	63.5	32.1	36.2

Total noninterest income	$580.9	$625.8	$615.3	$557.7	$550.4

Noninterest Expense.  Noninterest expense increased $31.3 million, or 4.0%, and $180.5 million, or 7.9%, in the third quarter and first nine months of 2002 compared to the same periods last year.  Personnel expenses, consisting of salaries, other compensation and employee benefits, increased $20.0 million, or 4.5%, in the third quarter and $131.3 million, or 10.0%, in the first nine months of 2002 from earlier periods.  The increase resulted from increased employee benefits costs and increased headcount through the acquisitions of Huntington, the institutional business of Robinson-Humphrey, and AMA Holdings, Inc.  Included in personnel expenses for the third quarter of 2002 was $0.5 million related to stock option expense.  This was the first quarter that stock option expense was recorded by the Company using the fair value method.  All future employee stock option grants and modifications will be expensed over the stock option vesting period based on the fair value at the date the options are granted using the Black-Scholes valuation model in accordance with SFAS No. 123.

Also impacting noninterest expense was the One Bank initiative.  This initiative involves enhancements to customer based systems across the Company’s geographic footprint and is expected to yield operating efficiencies in the future.  One Bank expenses were $18.3 million and $17.5 million for the third quarter of 2002 and 2001, respectively.  For first nine months ended September 30, 2002 and 2001, One Bank expenses were $44.5 million and $39.1 million, respectively.  The One Bank project is expected to be largely completed by year-end 2002.

In the third quarter of 2002, the acquisition of Huntington resulted in an increase in noninterest expense of $38.1 million, including $16.4 million for the amortization of related intangibles.  In the first nine months of 2002, the acquisition of Huntington resulted in an increase in noninterest expense of $113.5 million.  The $113.5 million includes $16.0 million of one-time merger-related charges for operations and systems integration and $38.2 million for the amortization of related intangible assets.

The third quarter and first nine months of 2001 include $7.2 million and $34.6 million for amortization of goodwill.  Due to the issuance of SFAS No. 142, no goodwill amortization was recorded in 2002.  The Company assessed goodwill for impairment as of January 1, 2002 and it was determined that there was no impairment as of that date.

The efficiency ratio increased to 57.9% in the third quarter of 2002 compared to 56.9% in the third quarter of 2001 due to the Company’s increased noninterest expenses primarily related to the acquisition of Huntington along with the slowdown in revenue growth, primarily net interest income.

Noninterest Expense	Table 6

	Quarters

	2002			2001

(Dollars in millions) (Unaudited)	3	2	1	4	3

Salaries	$308.1	$321.7	$315.1	$301.3	$293.3
Other compensation	87.1	96.7	79.1	125.8	108.5
Employee benefits	72.2	72.5	90.8	42.4	45.5

Total personnel expense	467.4	490.9	485.0	469.5	447.3
Net occupancy expense	57.6	55.9	54.0	53.6	55.1
Outside processing and software	59.9	54.0	54.3	57.0	51.6
Equipment expense	42.8	43.2	43.7	51.0	49.9
Marketing and customer development	15.7	18.2	25.2	32.7	25.3
Consulting and legal	21.6	21.8	22.6	32.4	25.0
Credit and collection services	14.2	16.2	18.3	22.4	20.6
Communications	16.6	17.5	16.7	16.8	15.0
Postage and delivery	17.0	17.5	16.6	16.7	15.3
Merger-related expenses	—	—	16.0	—	—
Other staff expense	12.2	12.1	13.9	17.4	15.3
Operating supplies	10.3	12.9	12.4	13.3	12.3
Amortization of intangible assets	17.5	17.5	6.5	8.6	8.4
FDIC premiums	4.4	4.6	4.1	2.7	2.6
Other real estate (income) expense	(0.1)	(0.4)	—	(0.4)	0.1
Other expense	51.0	36.2	48.3	36.5	33.0

Total noninterest expense	$808.1	$818.1	$837.6	$830.2	$776.8

Efficiency ratio	57.9%	56.5%	58.9%	57.1%	56.9%

Provision for Loan Losses and Allowance for Loan Losses.  Provision for loan losses totaled $98.7 million in the third quarter of 2002, an increase of $18.5 million, or 23.1%, compared to the third quarter of 2001.  The higher provision was primarily due to continued weakening in certain large corporate credits.

Provision for loan losses for the nine months ended September 30, 2002, totaled $373.3 million, an increase of $186.2 million, or 99.5%, compared to the same period of 2001.  The increase was driven by credit deterioration in the large corporate portfolio and the first quarter acquisition of the Huntington loan portfolio.  The Company added $45.3 million to the Allowance in the first quarter to bring the acquired Huntington loan portfolio into compliance with SunTrust’s credit quality standards.  Net charge-offs for the nine months ended September 30, 2002 were $326.6 million an increase of $141.5 million, or 76.5%, compared to the nine months ended September 30, 2001.  Over one-half of the increase in charge-offs was related to the bankruptcy of a large energy company.

The SunTrust Allowance for Loan Losses Committee meets at least quarterly to affirm the allowance methodology, analyze provision and charge-off trends and assess the adequacy of the allowance.  The allowance analysis is based on regulatory guidance concerning pooled loans and specifically analyzed loans, along with other internal and external factors that affect credit risk.  These other factors consider variables such as the economic environment, concentrations of credit exposure and administrative risks.  These factors are key elements in the assessment of the adequacy of the allowance because of their impact on borrowers’ repayment capacity.

At September 30, 2002, SunTrust’s allowance for loan losses totaled $929.3 million, or 1.28% of total loans, compared to $867.1 million, or 1.26% of total loans at December 31, 2001.  The increase in the allowance was primarily related to the acquisition of Huntington in the first quarter of 2002.  The allowance as a percentage of total nonperforming loans increased from 155.4% at December 31, 2001 to 167.8% at September 30, 2002.  This improvement resulted from a slight decrease in nonperforming loans combined with the Huntington allowance addition.  The allowance as a percentage of annualized quarterly net charge-offs declined from 273% at September 30, 2001 to 238% at September 30, 2002 due to comparatively higher charge-offs in the third quarter of 2002.  The increase in charge-offs resulted from credit deterioration in several industry sectors, including telecom-related, energy and retail.

Summary of Loan Loss Experience	Table 7

	Quarters

	2002			2001

(Dollars in millions) (Unaudited)	3	2	1	4	3

Allowance for Loan Losses
Balances - beginning of quarter	$928.9	$927.6	$867.1	$866.4	$866.1
Allowance from acquisitions and other activity - net	—	—	15.5	—	—
Provision for loan losses	98.7	111.0	163.6	88.1	80.2
Charge-offs:
Commercial	(73.1)	(81.4)	(90.7)	(64.9)	(65.1)
Real estate:
Construction	(0.3)	(0.2)	(0.2)	(0.2)	(0.1)
Residential mortgages	(3.7)	(3.4)	(2.5)	(2.7)	(2.3)
Other	(1.0)	(7.1)	(9.3)	(5.0)	(0.1)
Commercial credit card	(0.3)	(0.4)	(0.4)	(1.3)	(0.5)
Consumer loans	(36.1)	(31.8)	(33.0)	(27.4)	(23.9)

Total charge-offs	(114.5)	(124.3)	(136.1)	(101.5)	(92.0)

Recoveries:
Commercial	6.6	5.2	7.9	7.0	4.5
Real estate:
Construction	—	(0.1)	0.2	(0.4)	0.6
Residential mortgages	1.1	1.1	0.6	0.6	0.6
Other	1.0	0.3	1.1	0.7	0.3
Commercial credit card	0.2	0.3	0.4	0.3	0.3
Consumer loans	7.3	7.8	7.3	5.9	5.8

Total recoveries	16.2	14.6	17.5	14.1	12.1

Net charge-offs	(98.3)	(109.7)	(118.6)	(87.4)	(79.9)

Balance - end of quarter	$929.3	$928.9	$927.6	$867.1	$866.4

Quarter-end loans outstanding	$72,604.9	$71,822.3	$70,849.1	$68,959.2	$69,630.2
Average loans	71,695.6	70,985.1	69,694.6	69,547.1	69,024.0
Allowance to quarter-end loans	1.28%	1.29%	1.31%	1.26%	1.24%
Allowance to nonperforming loans	167.8	194.0	173.6	155.4	176.7
Net charge-offs to average loans (annualized)	0.54	0.62	0.69	0.50	0.46
Recoveries to total charge-offs	14.2	11.7	12.9	13.9	13.2

Nonperforming Assets					Table 8

	2002			2001

(Dollars in millions) (Unaudited)	September 30	June 30	March 31	December 31	September 30

Nonperforming Assets
Nonaccrual loans:
Commercial	$393.0	$316.4	$349.1	$377.6	$339.1
Real Estate:
Construction	11.1	7.2	3.9	4.0	4.7
Residential mortgages	81.1	72.8	82.4	79.9	64.9
Other	42.6	53.8	65.3	62.8	49.5
Consumer loans	26.0	28.8	33.5	33.8	32.0

Total nonperforming loans	553.8	479.0	534.2	558.1	490.2
Other real estate owned (OREO)	15.0	18.2	18.5	20.7	18.9

Total nonperforming loans and OREO	568.8	497.2	552.7	578.8	509.1
Other repossessed assets	25.9	21.3	23.6	21.0	14.3

Total nonperforming assets	$594.7	$518.5	$576.3	$599.8	$523.4

Ratios:
Nonperforming loans to total loans	0.76%	0.67%	0.75%	0.81%	0.70%
Nonperforming loans plus OREO to total loans plus OREO	0.78	0.69	0.78	0.84	0.73
Nonperforming assets to total loans plus OREO and other repossessed assets	0.82	0.72	0.81	0.87	0.75
Accruing Loans Past Due 90 Days or More	$185.8	$175.8	$175.5	$185.5	$177.0

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, other real estate owned and other repossessed assets, decreased $5.0 million, or 0.8%, from December 31, 2001 to September 30, 2002.  The net reduction resulted primarily from charge-offs related to credit deterioration across several industry sectors. The Company’s largest nonperforming loans at September 30, 2002 represent a diverse mix of industries that have been impacted by the economic slowdown that began in 2001, including cable television, agribusiness, telecom-related, textiles, energy and retail industries.

Nonperforming assets increased $76.2 million, or 14.7%, from June 30, 2002 to September 30, 2002 due to an increase in commercial nonperformers caused largely by the credit deterioration of a large cable operator.  As a result of this increase the ratio of the allowance for loan and lease losses to nonperforming loans declined from 194.0% at June 30, 2002 to167.8% at September 30, 2002.  Accruing loans past due 90 days or more, which consist largely of low-risk guaranteed student loans, increased $10.0 million, or 5.7%, from June 30, 2002 to September 30, 2002.  The increase was evenly distributed between several smaller commercial loans and guaranteed student loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting.  During the first nine months of 2002, this amounted to $10.3 million.  Interest income of $34.2 million would have been recorded for the first nine months ended September 30, 2002 if all nonaccrual and restructured loans had been accruing interest according to their original contract terms.

Loan Portfolio by Types of Loans	Table 9

	2002			2001

(Dollars in millions) (Unaudited)	September 30	June 30	March 31	December 31	September 30

Commercial	$28,823.9	$28,690.0	$28,832.0	$28,945.9	$29,681.8
Real estate:
Construction	3,936.7	3,841.0	3,731.5	3,627.3	3,704.9
Residential mortgages	19,187.5	18,605.3	18,054.3	17,297.1	17,602.4
Other	8,881.4	8,802.2	8,600.2	8,152.0	7,898.5
Commercial credit card	115.6	102.1	99.5	92.0	85.2
Consumer loans	11,659.8	11,781.7	11,531.6	10,844.9	10,657.4

Total loans	$72,604.9	$71,822.3	$70,849.1	$68,959.2	$69,630.2

Loans. Total loans at September 30, 2002 were $72.6 billion, an increase of $3.6 billion, or 5.3%, from December 31, 2001 primarily due to the acquisition of Huntington. Excluding the impact of the Huntington transaction and reflecting the soft loan demand typical in an uncertain economy, average loans were flat from the third quarter of 2001. Comparing period end September 30, 2002 to December 31, 2001 without adjustments for Huntington, commercial loans decreased slightly, consumer loans increased 7.5% and real estate loans increased 10.9%. Included in the $19.2 billion in residential mortgages at September 30, 2002 were $4.3 billion of home equity lines of credit, which demonstrated growth of 55.1% over the last nine months, mostly due to the lower rate environment.

As a part of its on-going balance sheet management, the Company may securitize residential mortgages and other loans. Through September 30, 2002, the Company has not had any securitization activity. Securitizations from 2001 and 2000 have not had a material impact on the results of operations for any periods.

Income Taxes.  The provision for income taxes was $136.2 million and $409.8 million for the third quarter and first nine months of 2002 compared to $163.1 million and $523.7 million in the same periods last year.  This represents a 28% and 29% effective tax rate for the third quarter and first nine months of 2002 compared to 33% and 34% for the same prior year periods.  In addition to the provision for the first nine months of 2001, the Company recorded an income tax benefit in the second quarter of 2001 of $9.6 million related to the early extinguishment of debt.  The extraordinary loss on the consolidated financial statements is shown net of this amount.

The third quarter of 2002 effective tax rate was lower than historical levels due to settlements with various taxing authorities.  In addition to the tax settlements, the year to date September 30, 2002 effective tax rate was impacted by the Company’s election to change the tax status of a subsidiary to a real estate investment trust.  As a result of this change, which was effective January 1, 2002, tax laws required these assets be marked to market, recognizing gains and losses.  Recognition of these gains and losses resulted in the elimination of certain previously recorded deferred taxes, which resulted in a reduction in the effective tax rate for the first quarter and nine months ended September 30, 2002.

Securities available for sale.  The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk.  In conjunction with interest rate risk management, the Company continued the repositioning of the portfolio during the third quarter of 2002 to shorten its average life and shift its mix toward more floating rate assets.  The average life shortened to 3.0 from 4.2 years and the percentage of floating rate securities increased to 25% from 13% of the total portfolio as of September 30, 2002 and 2001, respectively.  The average duration of the portfolio, a measure of price sensitivity, was 1.3% at September 30, 2002 compared with 2.1% at September

30, 2001.  The portfolio yield decreased from 6.62% in the third quarter of 2001 to 4.83% in the third quarter of 2002, primarily from purchasing shorter term securities and reinvesting accelerated prepayments and maturities at lower market rates.  The portfolio yield for the first nine months of 2002 was 5.18% compared to 6.71% for the first nine months of 2001.  Net securities gains of $45.8 million and $165.0 million were realized in the third quarter and first nine months of 2002 from selling longer term, fixed rate securities as part of the repositioning.

The average portfolio size was up 6.1% and 1.4% on an amortized cost basis compared to the third quarter and first nine months of 2001, respectively.  The carrying value of the investment portfolio, all of which is classified as “securities available for sale,” reflected $2.6 billion in net unrealized gains at September 30, 2002, including a $2.3 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company.  The market value of this common stock investment increased $39.1 million while the net unrealized gain on the remainder of the portfolio decreased $55.0 million compared to December 31, 2001.  These changes in market value did not affect the net income of SunTrust, but were included in comprehensive income.

Liquidity Management.  Liquidity is managed to ensure there is sufficient funding to satisfy demand for credit, deposit withdrawals and attractive investment opportunities.  The Company’s liquidity position is supported by its deposit base, capital position and credit ratings.

Funding sources primarily include customer-based core deposits, but also include borrowed funds and cash flows from operations.  Customer-based core deposits, the Company’s largest source of funding, accounted for 71% of the funding base on average for the third quarter of 2002, as compared to 70% in the second quarter of 2002 and 65% in the third quarter of 2001.  Average consumer and commercial deposits grew 15.9% compared to the third quarter of 2001 due to customer-based core deposit growth aided by the acquisition of Huntington, marketing campaigns and the volatility of the financial markets.  Net borrowed funds, which primarily include short-term funds purchased and sold, wholesale domestic and foreign deposits, other short term borrowings and long term debt, were $28.0 billion at September 30, 2002, compared to $28.2 billion at December 31, 2001.  Cash flows from operations are also a significant source of liquidity.  Net cash from operations primarily results from net income adjusted for noncash items such as depreciation and amortization, provision for loan losses, and deferred tax items.

Liquidity is strengthened by access to a diversified base of wholesale funding sources.  These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, Federal Home Loan Bank advances, Global Bank Note issuance, issuance of Trust Preferred securities, and issuance of commercial paper.  Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans.  The low rate environment has increased the amount of mortgage originations the Company normally sells to secondary markets (mainly longer-term, fixed rate mortgages), and this is reflected in the increase in loans held for sale.  The loans held for sale are funded in the normal course of business, and although this has increased the need for funding, the Company has ready access to multiple sources of liquidity to accommodate this increase.  If rates increase, loans held for sale will decrease due to a drop in mortgage originations that are typically sold to secondary markets.  For the nine months ended September 30, 2002, the Company funded $18.3 billion of loans which were held for sale and received proceeds of $17.9 billion on the sale of these loans.  As of September 30, 2002, outstanding loans held for sale were $4.7 billion, compared to $4.3 billion as of December 31, 2001.

SunTrust Bank assists in providing liquidity to select corporate customers by directing them to a third-party owned commercial paper conduit.  SunTrust’s conduit relationship is with Three Pillars Funding Corporation (“Three Pillars”).  Three Pillars provides financing for or direct purchases of financial assets originated and serviced by SunTrust Bank’s corporate customers.  Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper.  The result is a favorable funding arrangement for these SunTrust Bank customers.

Three Pillars had assets and liabilities, not included in the Consolidated Balance Sheet, of approximately $2.2 billion as of September 30, 2002, which primarily consisted of secured loans, marketable asset-backed securities and short-term commercial paper liabilities.  Activities related to SunTrust Bank’s relationship with Three Pillars include: client referrals and investment recommendations to Three Pillars; the issuing of a letter-of-credit, which provides partial credit protection to commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event that it can no longer issue commercial paper.  The revenue generated from these activities was immaterial to SunTrust for the nine months ended September 30, 2002 and 2001.

As of September 30, 2002, the liquidity commitments and other credit enhancement SunTrust Bank had to Three Pillars totaled $3.6 billion and $328.6 million, respectively.  The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes. SunTrust Bank has never had to fund under either the liquidity arrangements or credit enhancement on behalf of Three Pillars.  Currently, the Company believes it is unlikely it would be required to fund under these arrangements.

On June 28, 2002, the FASB issued an exposure draft of an interpretation to clarify the rules pertaining to the consolidations of special purpose entities such as Three Pillars.  SunTrust is in the process of analyzing the exposure draft to determine its effect, if any, on the financial statements.

The Company enters into transactions involving “when-issued securities.”  When-issued securities are commitments to purchase or sell securities authorized for issuance but not yet actually issued.  Accordingly, they are not recorded on the balance sheet until issued.  Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates.  As of September 30, 2002, the Company had no commitments to purchase or sell when-issued securities.

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

The following table shows the derivative instruments entered into by the Company as an end-user:

Risk Management Derivative Financial Instruments (a)						Table 10

	As of September 30, 2002

	Notional Amount	Gross Unrealized (g)		Equity (h)	Ineffectiveness (i)	Average Maturity in Years

(Dollars in thousands) (Unaudited)		Gains	Losses

Asset Hedges
Cash flow hedges
Other - Collar (b)	$56,081	$904	$—	$588	$—	0.50
Fair value hedges
Interest rate swaps (c)	25,000	—	(972)	—	—	2.07
Forward Contracts (d)	3,465,341	—	(48,013)	—	—	0.08

Total asset hedges	$3,546,422	$904	$(48,985)	$588	$—	0.10

Liability Hedges
Cash flow hedges
Interest rate swaps (e)	$2,845,000	$—	$(81,780)	$(53,157)	$—	0.98
Fair value hedges
Interest rate swaps (f)	1,200,000	124,116	—	—	(1,123)	13.56

Total liability hedges	$4,045,000	$124,116	$(81,780)	$(53,157)	$(1,123)	4.71

(a)

Includes only derivative financial instruments related to risk management of exposure to interest rates and equity price movements.  All of the Company’s other  derivative instruments are classified as trading.  All of the interest rate swaps have variable pay or receive rates based on one-to-six month LIBOR, and they are the pay or receive rates in effect at September 30, 2002.

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
(h)

At September 30, 2002, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $52.6 million, net of tax, that represents the effective portion of the net losses on derivatives that qualify as cash flow hedges.  Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. Hedges of non-interest rate risks will be classified into other expense upon occurrence of the forecasted transaction.  As of September 30, 2002, $40.7 million of net losses, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified as interest expense during the next twelve months.

(i)

In the nine months ended September 30, 2002, losses in the amount of $1.1 million were recognized in other expense representing the ineffective portion of the net gains (losses) on derivatives that qualify as fair value hedges.

Capital Ratios					Table 11

	2002			2001

(Dollars in millions) (Unaudited)	September 30	June 30	March 31	December 31	September 30

Tier 1 capital	$7,973.0	$7,797.4	$7,669.7	$7,994.2	$7,142.2
Total capital	12,125.7	12,261.2	11,950.8	12,144.2	11,311.9
Risk-weighted assets	105,441.2	101,123.1	99,165.2	100,651.8	98,759.6
Risk-based ratios:
Tier 1 capital	7.56%	7.71%	7.73%	8.02%	7.23%
Total capital	11.50	12.13	12.05	12.18	11.45
Tier 1 leverage ratio	7.69	7.62	7.60	7.94	7.28
Total shareholders’ equity to assets	7.87	8.33	8.07	7.98	7.94

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

In the first quarter of 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary.  In 2001, the Company raised $1.0 billion of regulatory capital through its initial issuance under the Global Bank Note program and raised $600 million of regulatory capital through the issuance of Trust Preferred Securities.

On April 16, 2002, SunTrust filed a shelf registration with the Securities and Exchange Commission.  Under this registration, the Company may issue debt securities in one or more offerings up to a total dollar amount of $1.3 billion.  The Company may issue either subordinated or senior debt under this registration.  As of October 31, 2002, the Company has not issued any subordinated debt under this shelf registration, but had issued $300 million of senior debt on May 30, 2002.

The Company purchased 1.5 million shares of its common stock during the third quarter of 2002.  Under current Board resolutions, the Company is authorized to purchase an additional 2.2 million shares as of September 30, 2002.  The Company purchased an additional 1.5 million shares of its common stock during the month ended October 2002.  On November 12, 2002, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on page 31.

Item 4.
CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.  There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
• Exhibit 10.1 – Change in Control Agreement effective as of August 30, 2002.
• Exhibit 10.2 – Change in Control Agreement effective as of September 3, 2002
• Exhibit 99.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
• Exhibit 99.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 14th day of November, 2002.

SUNTRUST BANKS, INC.

(Registrant)

/S/ JORGE ARRIETA

Jorge Arrieta Senior Vice President and Controller (Chief Accounting Officer)

CERTIFICATIONS

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 SEC RELEASE NO. 33-8124

I, L. Phillip Humann, Chairman of the Board, President and Chief Executive Officer of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SunTrust Banks, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ L. Phillip Humann
L. Phillip Humann Chairman of the Board, President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
SEC RELEASE NO. 33-8124

I, John Spiegel, Vice-Chairman of the Board and Chief Financial Officer of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of SunTrust Banks, Inc.;

(2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ John W. Spiegel
John W. Spiegel Vice Chairman and Chief Financial Officer