Form 10-K
period 2002-12-31
SUNTRUST BANKS INC
filed 2003-03-05
CIK 750556

2002 form 10-K

Securities and Exchange Commission
Washington, DC 20549
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002
Commission file number 1-8918

SunTrust Banks, Inc.
Incorporated in the State of Georgia
IRS Employer Identification Number 58-1575035
Address: 303 Peachtree Street, NE, Atlanta, GA 30308
Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock-$1.00 par value, which is registered on the New York Stock Exchange.

          As of January 31, 2003, SunTrust had 282,373,390 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on January 31, 2003 was approximately $15.9 billion.

          SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) ☒

          As of June 30, 2002, SunTrust had 286,397,241 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on June 30, 2002 was approximately $19.2 billion.

Documents Incorporated By Reference

Partlll information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from SunTrust’s Proxy Statement for its 2003 Annual Shareholders’ Meeting, which will be filed with the Commission by March 7, 2003. Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below. Except for parts of the SunTrust Annual Report to Shareholders expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.

Page

Part I
Item 1	Business	2-52, inside back cover
Item 2	Properties	52
Item 3	Legal Proceedings	52
Item 4	Not Applicable
Part II
Item 5	Market for the Registrant’s Common Equity and Related Stockholder Matters	Inside front cover, 14, 44, inside back cover
Item 6	Selected Financial Data	14
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2–52
Item 7a	Quantitative and Qualitative Disclosures about Market Risk	37–39
Item 8	Financial Statements and Supplementary Data	44–49, 53–93
Item 9	Not Applicable
Part III
Item 10	Directors and Executive Officers of the Registrant	Proxy Statement
Item 11	Executive Compensation	Proxy Statement
Item 12	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement
Item 13	Certain Relationships and Related Transactions	Proxy Statement
Item 14	Controls and Procedures	52
Part IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	95

Certain statistical data required by the Securities and Exchange Commission are included on pages 14–49.

2002 form 10-K	SunTrust 2002 Annual Report

Exhibits, financial statement schedules, and reports on form 8-K

Financial Statement Filed. See Index To Consolidated Financial Statements on page 53 of this Annual Report and Form 10-K.

          All financial statement schedules are omitted because the data is either not applicable or is discussed in the financial statements or related footnotes. The Company filed a Form 8-K dated January 10, 2003 to file a news release announcing financial results for the fourth quarter and year ended December 31, 2002.

          The Company’s principal banking subsidiary is owned by SunTrust Bank Holding Company, a Florida corporation. A directory of the Company’s principal banking units and key subsidiaries are on pages 98–100 of this Annual Report and Form 10-K. The Company’s Articles of Incorporation, By-laws, certain instruments defining the rights of securities holders, including designations of the terms of outstanding indentures, constituent instruments relating to various employee benefit plans and certain other documents are filed as Exhibits to this Report or incorporated by reference herein pursuant to the Securities Exchange Act of 1934. Shareholders may obtain the list of such Exhibits and copies of such documents upon request to Corporate Secretary, SunTrust Banks, Inc., Mail Code 643, P.O. Box 4418, Atlanta, Georgia, 30302. A copying fee will be charged for the Exhibits.

Consent Of Independent Accountants
We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-28250, 33-58723, 333-50719, 333-86306, 333-69331, 333-91519, 333-91521, 333-43348) and Form S-3 (Nos. 333-61583, 333-86330) of SunTrust Banks, Inc. of our report dated January 24, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Atlanta, GA
March 5, 2003

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on February 11, 2003 by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.	L. PHILLIP HUMANN
(Registrant)
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 11, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

L. PHILLIP HUMANN	JORGE ARRIETA

Chairman of the Board of Directors, President and Chief Executive Officer	Senior Vice President and Controller

JOHN W. SPIEGEL

Vice Chairman and Chief Financial Officer

All Directors of the Registrant listed on page 96.

SunTrust 2002 Annual Report	exhibits, financial statement schedules, and reports on form 8-K

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
SEC RELEASE NO. 33-8124

I, L. Phillip Humann, Chairman of the Board, President and Chief Executive Officer of the Company, certify that:

(1)	I have reviewed this annual report on Form 10-K of SunTrust Banks, Inc.;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and  have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

(6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

/s/ L. PHILLIP HUMANN

L. Phillip Humann
Chairman of the Board, President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
SEC RELEASE NO. 33-8124

I, John Spiegel, Vice-Chairman of the Board and Chief Financial Officer of the Company, certify that:

(1)	I have reviewed this annual report on Form 10-K of SunTrust Banks, Inc.;

(2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(d)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(e)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(f)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(c)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(d)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

/s/ JOHN W. SPIEGEL

John W. Spiegel
Vice Chairman and Chief Financial Officer

EXECUTIVE OFFICERS

Name	Business Experience	Age

L. Phillip Humann	Chairman of the Board, President and Chief Executive Officer of the Company. He is a Director of Coca-Cola Enterprises Inc., Equifax Inc. and Haverty Furniture Companies, Inc. Mr. Humann has been a director of the Company since 1991.	57
John W. Clay, Jr.	A Vice Chairman of the Company since August 2000 with management oversight of banking functions, including corporate and investment banking. From 1997 until August 2000 he was an Executive Vice President of the Company. Prior to 1997, he was Chief Executive Officer of the Company’s Tennessee banking operations.	61
Theodore J. Hoepner

A Vice Chairman of the Company since August 2000 with responsibility for the Company’s asset quality, efficiency and quality initiatives, human resources and legal and regulatory affairs.  Mr. Hoepner is also Chief Risk Officer, effective as of February 2003, to include responsibility for the Company’s audit and internal control functions.  From August 2000 until February 2003, Mr. Hoepner also had responsibility for the Company’s technology and operations functions.  From 1997 until August 2000 he was an Executive Vice President of the Company, with responsibility for the Company’s Florida banking operations, SunTrust Service Corporation, Human Resources and efficiency and quality initiatives.

		61
John W. Spiegel	A Vice Chairman of the Company since August 2000 with responsibility for the Company’s finance-related functions. Mr. Spiegel is also Chief Financial Officer, a position he has held for more than five years. Prior to August 2000 he was an Executive Vice President of the Company. He is a director of Bentley Pharmaceuticals, Inc. and Rock-Tenn Company.	61
James M. Wells III

A Vice Chairman of the Company since August 2000 with responsibility for oversight of the Company’s commercial, retail, mortgage and private client services lines of business.  He also has senior executive responsibility for the Company’s marketing and corporate strategy units, and, as of February 2003, has responsibility for the Company’s technology and operations functions.  From January 2000 to August 2000 Mr. Wells served as President and Chief Executive Officer of the Company’s Mid-Atlantic region.  From 1988 to January 2000 he served as President of Crestar Financial Corporation and Crestar Bank.

		56
Jorge Arrieta	A Senior Vice President, Controller and Chief Accounting Officer of the Company. Prior to August 2002, Mr. Arrieta was a First Vice President in the Financial Accounting area.	48
Charles T. Hill	An Executive Vice President of the Company and, since January 2001, Chairman, President and Chief Executive Officer of the Mid-Atlantic banking operations. From August 2000 to January 2001, Mr. Hill was President and Chief Executive Officer of the Mid-Atlantic banking operations. Prior to August 2000, Mr. Hill was Executive Vice President, Commercial Banking, and Senior Credit Officer for the Mid-Atlantic region.	52

Name	Business Experience	Age

C. Eugene Kirby	An Executive Vice President and Retail Banking Line of Business Head. Prior to 2002, Mr. Kirby was the Director of eBusiness for the Company and prior to that he was an Executive Vice President in the Retail Banking area.	43
George W. Koehn	An Executive Vice President of the Company and, since August 2000, Chairman and Chief Executive Officer of the Company’s Florida banking operations. Prior to August 2000, Mr. Koehn was President of the Florida banking operations and Chairman and Chief Executive Officer of the Central Florida banking unit.	59
Carl F. Mentzer	An Executive Vice President of the Company and Commercial Line of Business Head. In May 1995, Mr. Mentzer was elected Chairman of the Board and Chief Executive Officer of SunTrust Bank, Tampa Bay and held that position until December 31, 1999.	57
William H. Rogers, Jr.	An Executive Vice President of the Company. Since October 2000 Mr. Rogers has had responsibility for trust, investment and private client services. Prior to October 2000, Mr. Rogers was head of Georgia community banking and the Georgia retail line of business.	45
R. Charles Shufeldt	An Executive Vice President and line of business head for the Company’s Corporate and Investment Banking Unit since August 2000. Prior to that, Mr. Shufeldt served as Senior Vice President in the same unit.	52
E. Jenner Wood, III	Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group since June 2002 and an Executive Vice President of the Company. Prior to June 2002, Mr. Wood was Chairman, President and CEO of SunTrust Bank, Georgia. Prior to April 2001, Mr. Wood was President of SunTrust Bank, Georgia since October 2000 and prior to that he was responsible for trust, investment and private client services.	51

February 20, 2003

2

     Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBIT INDEX

Exhibit	Description	Sequential Page Number

3.1

Amended and Restated Articles of Incorporation of SunTrust Banks, Inc. (“Registrant”) effective as of November 14, 1989, and amendment effective as of April 24, 1998, incorporated by reference to Exhibit 3.1 to Registrant’s 1998 Annual Report on Form 10-K.

*

3.2	Amendment to Restated Articles of Incorporation of Registrant, effective April 18, 2000, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q as of March 31, 2000.	*

3.3	Bylaws of Registrant, amended effective as of April 16, 2002, incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-Q as of March 31, 2002.	*

4.1	Indenture Agreement between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-00084.	*

4.2	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.3	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.4	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.	*

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

*

Material Contracts and Executive Compensation Plans and Arrangements

10.1	SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, and First Amendment and Second Amendment thereto (filed herewith).	____

10.2

SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August 13, 1996, and amendment effective as of November 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.3	SunTrust Banks, Inc. Performance Unit Plan, amended and restated as of August 11, 1998, incorporated by reference to Exhibit 10.11 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.4	SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of February 8, 2000, incorporated by reference to Exhibit 10.11 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.5	SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.12 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.6

Amendment Number One dated December 1, 2001 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.8 of Registrant’s 2001 Annual Report on Form 10-K.

*

10.7	Amendment Number Two dated December 31, 2002 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999 (filed herewith).	____

10.8	SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.9	Amendment to SunTrust Banks, Inc. Executive Stock Plan, effective February 10, 1998, incorporated by reference to Exhibit 10.8 to Registrant’s 1997 Annual Report on Form 10-K.	*

10.10

SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and First Amendment to Performance Stock Agreement effective February 10, 1998, incorporated by reference to Exhibit 10.9 to Registrant’s 1997 Annual Report on Form 10-K.

*

10.11	SunTrust Banks, Inc. 1995 Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.12	Amendment to the SunTrust Banks, Inc. 1995 Executive Stock Plan, effective as of August 11, 1998, incorporated by reference to Exhibit 10.20 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.13	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, incorporated by reference to Exhibit A to Registrant’s 2000 Proxy Statement on Form 14A.	*

10.14

SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999 and Amendment Number One, effective October 31, 1999, incorporated by reference to Exhibit 10.19 to Registrant’s 1999 Annual Report on Form 10-K.

*

10.15	Amendment to Exhibit A to the SunTrust Banks, Inc. Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to Exhibit 10.21 of Registrant’s 2000 Annual Report on Form 10-K.	*

10.16	SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of January 1, 1994, incorporated by reference to Exhibit 10.21 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.17

Crestar Financial Corporation Executive Life Insurance Plan, as amended and restated effective January 1, 1991, and amendments effective December 18, 1992, March 30, 1998, and December 30, 1998, incorporated by reference to Exhibit 10.23 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.18

1981 Stock Option Plan of Crestar Financial Corporation and Affiliated Corporations, as amended through January 24, 1997, incorporated by reference to Exhibit 10.24 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.19	Change in Control Agreements between Registrant and various executives, incorporated by reference to Exhibits 10.1 through 10.10 of Registrant’s Form 10-Q and Form 10-QA as of March 31, 2001.	*

10.20	Change in Control Agreement dated April 15, 2002, between Registrant and Sandra W. Jansky, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q as of June 30, 2002.	*

10.21	Change in Control Agreement dated September 3, 2002, between

	Registrant and Cecil Eugene Kirby, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q as of September 30, 20002.	*

10.22	Change in Control Agreement dated August 30, 2002 between Registrant and Jorge Arrieta, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q as of September 30, 2002.	*

10.23	Change in Control Agreement dated January 27, 2003 between Registrant and Richard G. Blumberg (filed herewith).	___

10.24	Change in Control Agreement dated January 24, 2003 between Registrant and Mark A. Chancy (filed herewith).	___

10.25	Change in Control Agreement dated January 17, 2003 between Registrant and Sterling Edmunds, Jr. (filed herewith).	___

10.26	Change in Control Agreement dated January 28, 2003 between Registrant and Louis S. Tiller, Jr. (filed herewith).	___

10.27	Change in Control Agreement dated January 24, 2003 between Registrant and Edward M. Westerman (filed herewith).	___

10.28	Employment Agreement between Registrant and James M. Wells III, effective as of December 31, 1998, incorporated by reference to Exhibit 10.24 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.29

Crestar Financial Corporation Excess Benefit Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.29 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.30

United Virginia Bankshares Incorporated Deferred Compensation Program under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporation, amended and restated through December 7, 1983, incorporated by reference to Exhibit 10.30 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.31

Amendments (effective January 1, 1987 and January 1, 1988) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporation, incorporated by reference to Exhibit 10.29 of Registrant’s 2000 Annual Report on Form 10-K.

*

10.32

Amendment (effective January 1, 1994) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.30 to Registrant’s 2000 Annual Report on Form 10-K.

*

10.33	Amendment (effective September 21, 1995) to Crestar

Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.34 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.34

Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, amended and restated through December 13, 1983 and amendments thereto (effective January 1, 1985, April 24, 1991, December 31, 1993 and October 23, 1998), incorporated by reference to Exhibit 10.35 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.35

Amendment (effective January 1, 1999) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation, incorporated by reference to Exhibit 10.32 to Registrant’s 1999 Annual Report on Form 10-K.

*

10.36

Crestar Financial Corporation Additional Nonqualified Executive Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.36 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.37

Crestar Financial Corporation 1993 Stock Incentive Plan, as amended and restated effective February 28, 1997, incorporated by reference to Exhibit 10(af) to Crestar Financial Corporation’s 1997 Annual Report on Form 10-K.

*

10.38	Amendments (effective December 19, 1997) to Crestar Financial Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.38 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.39	Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995, incorporated by reference to Exhibit 10.37 to Registrant’s 2000 Annual Report on Form 10-K.	*

10.40

Amendments (effective December 20, 1996) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(aj) to Crestar Financial Corporation’s 1997 Annual Report on Form 10-K.

*

10.41

Amendments (effective December 17, 1997) to Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10(al) to Crestar Financial Corporation’s 1997 Annual Report on Form 10-K.

*

10.42

Amendments (effective December 19, 1997 and December 29, 1998) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.42 to Registrant’s 1998 Annual Report on Form 10-K.

*

10.43	Crestar Financial Corporation Directors’ Equity Program, effective January 1, 1996, incorporated by reference to Exhibit 10.36 of Registrant’s 2001 Annual Report on Form 10-K.

10.44	Amendment (effective December 20, 1996) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.37 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.45

Amendment (effective September 26, 1997) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10(ao) to Crestar Financial Corporation’s 1997 Annual Report on Form 10-K.

*

10.46	Amendments (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.47 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.47	Amendment (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.44 to Registrant’s 1999 Annual Report on Form 10-K.	*

11.1	Statement re computation of per share earnings (filed herewith).	___

12.1	Ratio of Earnings to Fixed Changes (filed herewith).	___

13.1	Registrant’s 2002 Annual Report to Shareholders (filed herewith).	___

21.1	Registrant’s Subsidiaries (filed herewith).	___

22.1	Registrant’s Proxy Statement relating to the 2003 Annual Meeting of Shareholders, dated March 1, 2003, filed on March 1, 2003.	*

23.1	Consent of Independent Public Accountants (filed herewith).	___

99.1	Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	___

99.2	Certification of Chief Financial Officer and Vice Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

          Certain instruments defining rights of holders of long-term debt of Registrant and its subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.  At the Commission’s request, Registrant agrees to give the Commission a copy of any instrument with respect to long-term debt of Registrant and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed under which the total amount of debt securities authorized does not exceed ten percent of the total assets of Registrant and its subsidiaries on a consolidated basis.

*     Incorporated by reference.

Certain statistical data required by the Securities and Exchange Commission are included on pages AR 14 thru AR 49.