Form 10-Q
period 2003-03-31
SUNTRUST BANKS INC
filed 2003-05-09
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.)  Yes  ☒    No  ☐

At April 30, 2003, 280,093,709 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year 2003.

Conslidated Statements of Income

	Three Months Ended March 31
(Dollars in thousands except per share data) (Unaudited)	2003	2002
Interest Income
Interest and fees on loans	$912,271	$990,243
Interest and fees on loans held for sale	111,016	67,566
Interest and dividends on securities available for sale
Taxable interest	163,080	204,495
Tax-exempt interest	4,865	5,611
Dividends (1)	18,222	16,652
Interest on funds sold and securities purchased under agreements to resell	4,588	5,252
Interest on deposits in other banks	33	1,511
Other interest	4,046	6,259

Total interest income	1,218,121	1,297,589

Interest Expense
Interest on deposits	220,157	301,020
Interest on funds purchased and securities sold under agreements to repurchase	32,461	35,534
Interest on other short-term borrowings	2,117	4,793
Interest on long-term debt	140,916	158,136

Total interest expense	395,651	499,483

Net Interest Income	822,470	798,106
Provision for loan losses	80,803	163,575

Net interest income after provision for loan losses	741,667	634,531

Noninterest Income
Service charges on deposit accounts	157,821	145,976
Trust and investment management income	120,795	129,087
Retail investment services	37,468	31,286
Other charges and fees	78,271	70,389
Mortgage production	38,804	5,821
Mortgage servicing	(47,024)	(6,332)
Investment banking income	33,812	44,824
Trading account profits and commissions	30,793	25,658
Credit card and other fees	28,673	31,227
Other noninterest income	26,207	49,147
Securities gains	42,039	63,450

Total noninterest income	547,659	590,533

Noninterest Expense
Salaries and other compensation	375,007	369,470
Employee benefits	98,718	90,755
Net occupancy expense	57,722	54,010
Outside processing and software	57,054	54,269
Equipment expense	43,470	43,748
Marketing and customer development	24,879	25,195
Amortization of intangible assets	16,717	6,532
Merger-related expenses	—	15,998
Other noninterest expense	144,662	152,902

Total noninterest expense	818,229	812,879

Income before provision for income taxes	471,097	412,185
Provision for income taxes	143,249	107,304

Net Income	$327,848	$304,881

Average common shares – diluted	281,329,703	287,375,269
Average common shares – basic	278,631,286	284,054,605
Net income per average common share – diluted	$1.17	$1.06
Net income per average common share – basic	1.18	1.07

(1) Includes dividends on common stock of The Coca-Cola Company	10,619	9,653

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	March 31 2003	December 31 2002	March 31 2002
Assets
Cash and due from banks	$3,817,238	$4,455,776	$3,110,694
Interest-bearing deposits in other banks	10,809	10,238	366,775
Funds sold and securities purchased under agreements to resell	1,422,896	1,092,281	893,186
Trading assets	1,861,777	1,717,774	1,721,314
Securities available for sale(1)	24,241,046	23,445,182	20,200,519
Loans held for sale	8,220,705	7,747,793	3,440,609
Loans	73,849,829	73,167,935	70,849,149
Allowance for loan losses	(931,080)	(930,114)	(927,603)

Net loans	72,918,749	72,237,821	69,921,546
Premises and equipment	1,588,353	1,607,200	1,623,543
Goodwill	967,949	963,761	968,340
Other intangible assets	609,211	612,158	659,777
Customers’ acceptance liability	84,197	45,594	17,249
Other assets	4,319,217	3,386,945	3,321,270

Total assets	$120,062,147	$117,322,523	$106,244,822

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$17,964,170	$18,080,496	$15,112,654
Interest-bearing consumer and commercial deposits	51,761,607	52,146,314	50,507,691

Total consumer and commercial deposits	69,725,777	70,226,810	65,620,345
Brokered deposits	4,180,861	3,169,826	2,394,722
Foreign deposits	4,099,738	6,309,992	1,491,740

Total deposits	78,006,376	79,706,628	69,506,807
Funds purchased and securities sold under agreements to repurchase	14,619,021	10,402,536	10,254,209
Other short-term borrowings	693,129	1,368,425	1,101,870
Long-term debt	10,192,215	10,229,820	10,560,021
Guaranteed preferred beneficial interests in debentures	1,650,000	1,650,000	1,650,000
Acceptances outstanding	84,197	45,594	17,248
Trading liabilities	1,048,005	930,645	675,436
Other liabilities	5,070,915	4,219,379	3,901,942

Total liabilities	111,363,858	108,553,027	97,667,533

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par value	294,163	294,163	294,163
Additional paid in capital	1,275,642	1,276,110	1,276,559
Retained earnings	6,523,222	6,322,217	5,661,825
Treasury stock, at cost, and other	(775,550)	(632,464)	(414,518)

Realized shareholders’ equity	7,317,477	7,260,026	6,818,029
Accumulated other comprehensive income	1,380,812	1,509,470	1,759,260

Total shareholders’ equity	8,698,289	8,769,496	8,577,289

Total liabilities and shareholders’ equity	$120,062,147	$117,322,523	$106,244,822

Common shares outstanding	280,023,826	282,504,571	286,207,564
Common shares authorized	750,000,000	750,000,000	750,000,000
Treasury shares of common stock	14,138,931	11,658,186	7,955,193
(1) Includes net unrealized gains on securities available for sale	$2,207,002	$2,421,562	$2,764,849

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2003	2002
Cash Flows from Operating Activities:
Net income	$327,848	$304,881
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	212,824	78,717
Origination of mortgage servicing rights	(71,123)	(54,820)
Provisions for loan losses and foreclosed property	81,014	163,727
Amortization of compensation element of restricted stock	1,043	1,741
Securities gains	(42,039)	(63,450)
Net gain on sale of assets	(3,913)	(742)
Originated loans held for sale	(10,618,528)	(5,259,847)
Sales of loans held for sale	10,145,616	6,138,832
Net increase in accrued interest receivable, prepaid expenses and other assets	(1,162,308)	(754,174)
Net increase in accrued interest payable, accrued expenses and other liabilities	1,093,400	123,386

Net cash (used in) provided by operating activities	(36,166)	678,251

Cash Flows from Investing Activities:
Proceeds from maturities of securities available for sale	2,650,845	1,172,018
Proceeds from sales of securities available for sale	1,379,955	2,557,512
Purchases of securities available for sale	(5,040,288)	(4,073,440)
Net (increase) decrease in loans	(827,433)	619,695
Proceeds from sale of loans	22,202	39,542
Capital expenditures	(22,656)	(4,455)
Proceeds from the sale of other assets	5,752	6,297
Loan recoveries	20,081	17,523
Acquisition of Huntington-Florida	—	1,160,333

Net cash (used in) provided by investing activities	(1,811,542)	1,495,025

Cash Flows from Financing Activities:
Net decrease in consumer and commercial deposits	(491,557)	(1,152,948)
Net decrease in foreign and brokered deposits	(1,199,219)	(1,368,718)
Net increase (decrease) in funds purchased and other short-term borrowings	3,541,189	(546,563)
Proceeds from the issuance of long-term debt	8,781	250,695
Repayment of long-term debt	(47,398)	(702,223)
Proceeds from the exercise of stock options and stock compensation expense	4,098	3,291
Proceeds from stock issuance	17,293	14,243
Acquisition of treasury stock	(165,988)	(86,711)
Restricted stock activity	—	(724)
Dividends paid	(126,843)	(123,007)

Net cash provided by (used in) financing activities	1,540,356	(3,712,665)

Net decrease in cash and cash equivalents	(307,352)	(1,539,389)
Cash and cash equivalents at beginning of year	5,558,295	5,910,044

Cash and cash equivalents at end of period	$5,250,943	$4,370,655

Supplemental Disclosure
Interest paid	$398,008	$504,767
Income taxes paid	(877)	(29,766)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands) (Unaudited)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	$294,163	$1,259,609	$5,479,951	$(329,408)	$1,655,253	$8,359,568
Net income	—	—	304,881	—	—	304,881
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	17,828	17,828
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	86,179	86,179

Total comprehensive income	—	—	—	—	—	408,888
Cash dividends declared, $0.43 per share	—	—	(123,007)	—	—	(123,007)
Exercise of stock options	—	(3,101)	—	6,392	—	3,291
Acquisition of treasury stock	—	—	—	(86,711)	—	(86,711)
Retirement of treasury stock	—	—	—	—	—	—
Restricted stock activity	—	(2,231)	—	1,507	—	(724)
Amortization of compensation element of restricted stock	—	20,224	—	(18,483)	—	1,741
Issuance of stock for employee benefit plans	—	2,058	—	12,185	—	14,243

Balance, March 31, 2002	$294,163	$1,276,559	$5,661,825	$(414,518)	$1,759,260	$8,577,289

Balance, January 1, 2003	$294,163	$1,276,110	$6,322,217	$(632,464)	$1,509,470	$8,769,496
Net income	—	—	327,848	—	—	327,848
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	11,115	11,115
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	(149,530)	(149,530)
Accumulated other comprehensive income related to retirement plans	—	—	—	—	9,757	9,757

Total comprehensive income						199,190
Cash dividends declared, $0.45 per share	—	—	(126,843)	—	—	(126,843)
Exercise of stock options and stock compensation expense	—	(142)	—	4,240	—	4,098
Acquisition of treasury stock	—	—	—	(165,988)	—	(165,988)
Restricted stock activity	—	(407)	—	407	—	—
Amortization of compensation element of restricted stock	—	—	—	1,043	—	1,043
Issuance of stock for employee benefit plans	—	81	—	17,212	—	17,293

Balance, March 31, 2003	$294,163	$1,275,642	$6,523,222	$(775,550)	$1,380,812	$8,698,289

*	Balance at March 31, 2002 includes $378,743 for treasury stock and $35,776 for compensation element of restricted stock.

Balance at March 31, 2003 includes $740,065 for treasury stock and $35,485 for compensation element of restricted stock.

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

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 – Acquisitions

SunTrust completed the acquisition of the Florida banking franchise of Huntington Bancshares, Inc. (“Huntington-Florida”) on February 15, 2002. During 2002, the Company recorded $39.8 million in after-tax merger related expenses. The Company acquired approximately $4.7 billion in assets and liabilities. The transaction resulted in $528 million of goodwill, $255 million of core deposit intangibles and $13 million of other intangibles, all of which are deductible for tax purposes.

On January 21, 2003, SunTrust entered into a purchase agreement under which SunTrust will acquire Lighthouse Financial Services, Inc. based in Hilton Head Island, South Carolina. It is anticipated the Company will acquire approximately $577 million in assets and $200 million in customer deposits. In addition, the agreement calls for a payment of $130 million in a combination of cash and SunTrust stock. This transaction is expected to close in the second quarter of 2003.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 3 – Accounting Developments

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This Statement rescinds SFAS No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of Accounting Practice Bulletin (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete. The Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement makes various technical corrections to existing pronouncements which are not considered substantive.

The provisions of this Statement relating to the rescission of SFAS No. 4 and 64 are effective for fiscal years beginning after May 15, 2002. The provisions relating to amendments of SFAS No. 13 are effective for transactions initiated after May 15, 2002, and all other provisions are effective for financial statements issued after May 15, 2002. Additionally, there is retroactive application for any gain or loss on extinguishment of debt that was classified as extraordinary in a prior period that does not meet the criteria in APB Opinion No. 30, requiring reclassification of this gain or loss. As of January 1, 2003, the Company has adopted all provisions of this Statement, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement as of January 1, 2003, and it did not have an impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN 34” was issued. FIN 45 details the disclosures that should be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also requires a company to record a liability for certain guarantees that have been issued. The disclosure provisions are effective for interim or annual periods ending after December 15, 2002. The recognition requirements of the Interpretation are effective for all guarantees issued or modified subsequent to December 31, 2002. The Company has incorporated the necessary disclosures in Note 10 to the Consolidated Financial Statements. The Company adopted the recognition requirements of FIN 45 on January 1, 2003, and it did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition to SFAS No. 123’s fair-value method of accounting for

Notes to Consolidated Financial Statements (Unaudited) – continued

stock-based compensation. The Statement also amends disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require additional disclosures in annual and interim financial statements. The Statement is effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of Opinion No. 28 is effective for interim financial reports beginning after December 15, 2002. Effective January 1, 2002, the Company adopted the fair-value method using the prospective method of transition. The prospective method required the Company to apply the provisions of SFAS No. 123 to new stock awards granted from the beginning of the year of adoption and going forward. Note 5 includes the interim disclosures required by SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 is an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The Interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary which would consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures.

The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003 is required to apply the provisions of this Interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003.

The Company has identified various VIEs and has assessed whether it holds any variable interests in VIEs which would require consolidation or disclosure. The application of the provisions of the Interpretation will impact the Company’s financial position and results of operations; however, the total dollar impact will not be known until an evaluation of all variable interests has been completed. For any variable interest where it is reasonably possible that the Company may consolidate a VIE or where the Company has a significant variable interest in a VIE, the Company has included the required disclosures in Note 9 to the Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 4 – Intangible Assets

Under the provisions of SFAS No. 142, the Company completed its annual review of goodwill as of December 31, 2002, and determined there was no impairment of goodwill as of that date. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2002 and 2003 are as follows:

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Total
Balance, January 1, 2002	$299,984	$20,781	$93,442	$1,859	$24,431	$—	$440,497
Huntington-Florida acquisition	395,412	68,730	—	14,650	44,902	—	523,694
Purchase price adjustment	—	3,078	1,071	—	—	—	4,149

Balance, March 31, 2002	$695,396	$92,589	$94,513	$16,509	$69,333	$—	$968,340

Balance, January 1, 2003	$687,185	$96,626	$94,852	$15,765	$69,333	$—	$963,761
Purchase price adjustment	4,188	—	—	—	—	—	4,188

Balance, March 31, 2003	$691,373	$96,626	$94,852	$15,765	$69,333	$—	$967,949

The changes in the carrying amounts of other intangible assets for the three months ended March 31, 2002 and 2003 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2002	$19,158	$351,200	$421	$370,779
Amortization	(6,348)	(40,816)	(184)	(47,348)
Servicing rights acquired	—	13,967	—	13,967
Servicing rights originated	—	54,820	—	54,820
Huntington-Florida acquisition	254,959	—	12,600	267,559

Balance, March 31, 2002	$267,769	$379,171	$12,837	$659,777

Balance, January 1, 2003	$216,855	$383,918	$11,385	$612,158
Amortization	(16,210)	(83,370)	(507)	(100,087)
Servicing rights acquired	—	25,615	—	25,615
Servicing rights originated	—	71,123	—	71,123
Asset acquisition	—	—	402	402

Balance, March 31, 2003	$200,645	$397,286	$11,280	$609,211

Notes to Consolidated Financial Statements (Unaudited) – continued

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the year 2003 and the subsequent four years is as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Other	Total
2003	60,287	2,060	62,347
2004	50,432	2,054	52,486
2005	39,948	1,961	41,909
2006	30,618	1,811	32,429
2007	21,515	1,800	23,315
Thereafter	14,055	2,101	16,156

Total	$216,855	$11,787	$228,642

Note 5 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three months ended March 31, 2003 and 2002 is as follows:

(Dollars in thousands) (Unaudited)	2003	2002
Net income, as reported	$327,848	$304,881
Stock-based employee compensation expense included in reported net income, net of related tax effects	1,122	—
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4,355)	(5,192)

Net Income, pro forma	$324,615	$299,689

Earning per share:
Diluted – as reported	$1.17	$1.06
Diluted – pro forma	1.16	1.04
Basic – as reported	1.18	1.07
Basic – pro forma	1.17	1.05

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 6 – Comprehensive Income

Comprehensive income for the three months ended March 31, 2003 and 2002 is calculated as follows:

(Dollars in thousands) (Unaudited)	2003	2002
Unrealized (loss) gain on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$(230,046)	$132,583
Income tax	(80,516)	46,404

Net of income tax	$(149,530)	$86,179

Amounts reported in net income:
Gain on sale of securities	$42,039	$63,450
Net amortization	41,100	4,183

Reclassification adjustment	83,139	67,633
Income tax	(29,099)	(23,672)

Reclassification adjustment, net of tax	$54,040	$43,961

Unrealized (loss) gain on available for sale securities arising during period, net of tax	$(95,490)	$130,140
Reclassification adjustment, net of tax	(54,040)	(43,961)

Net unrealized (loss) gain on available for sale securities recognized in other comprehensive income	$(149,530)	$86,179

Unrealized gain on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$17,100	$27,428
Income tax	(5,985)	(9,600)

Net of income tax	$11,115	$17,828

Reclassification of losses from other comprehensive income to earnings	$—	$1,934
Income tax	—	(677)

Reclassification adjustment, net of tax	$—	$1,257

Unrealized gain on derivative financial instruments arising during period, net of tax	$11,115	$16,571
Reclassification adjustment, net of tax	—	1,257

Net unrealized gain on derivative instruments recognized in other comprehensive income	$11,115	$17,828

Accumulated other comprehensive income related to retirement plans:	$9,757	$—

Total unrealized (losses) gains recognized in other comprehensive income	$(128,658)	$104,007
Net income	327,848	304,881

Total comprehensive income	$199,190	$408,888

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 7 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted earnings per share (“EPS”). Shares of 6.7 million and 2.7 million for the periods ended March 31, 2003 and 2002, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2003 and 2002 is included in the following table:

	Three Months Ended March 31
(In thousands, except per share data) (Unaudited)	2003	2002
Diluted
Net income	$327,848	$304,881

Average common shares outstanding	278,631	284,055
Effect of dilutive securities:
Stock options	702	1,716
Performance restricted stock	1,997	1,604

Average diluted common shares	281,330	287,375

Earnings per common share – diluted:
Net income	$1.17	$1.06

Basic
Net income	$327,848	$304,881

Average common shares	278,631	284,055

Earnings per common share – basic:
Net income	$1.18	$1.07

Note 8 – Business Segment Reporting

The Company is currently in the process of applying further enhancements to its internal management reporting system that are expected to be implemented throughout 2003 and beyond. Once complete, the items reported for each line of business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced net interest revenue, net of credit risk premiums; direct noninterest income; internal credit transfers between lines of business for supportive business services; and fully absorbed expenses. The internal management reporting system and the business segment disclosures for each line of business do not currently include attributed economic capital, nor fully absorbed expenses. Any amounts not currently reported in each line of business segment are reported in the Corporate/Other line of business segment. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified. The Company will reflect these reclassified changes immediately in the current period and in year-to-date historical comparisons, and will provide updated historical quarterly schedules in the Annual Report found on Form 10K.

Notes to Consolidated Financial Statements (Unaudited) – continued

The table below discloses selected financial information for SunTrust’s reportable business segments for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31, 2003
(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$24,930,082	$22,449,889	$22,219,128	$20,850,685	$1,930,466	$25,895,936	$118,276,186
Average total liabilities	52,316,998	10,092,423	7,734,062	1,446,050	1,451,278	36,448,807	109,489,618
Average total equity	—	—	—	—	—	8,786,568	8,786,568
Net interest income (FTE)[1]	315,429	138,936	58,973	126,360	9,651	183,664	833,013
Provision for loan losses[2]	36,692	11,267	30,921	1,543	368	12	80,803

Net interest income after provision for loan losses	278,737	127,669	28,052	124,817	9,283	183,652	752,210
Noninterest income	178,357	68,451	123,249	2,400	157,122	18,080	547,659
Noninterest expense	307,085	80,441	88,856	68,647	122,262	150,938	818,229

Total contribution before taxes	150,009	115,679	62,445	58,570	44,143	50,794	481,640
Provision for income taxes[3]	—	—	—	—	—	153,792	153,792

Net Income	$150,009	$115,679	$62,445	$58,570	$44,143	$(102,998)	$327,848

	Three Months Ended March 31, 2002
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$21,563,577	$20,215,328	$22,029,730	$18,813,597	$1,720,365	$20,453,499	$104,796,096
Average total liabilities	49,658,615	8,044,139	6,000,596	1,177,224	1,544,369	29,985,299	96,410,242
Average total equity	—	—	—	—	—	8,385,854	8,385,854
Net interest income (FTE)[1]	348,838	128,409	72,438	92,448	10,225	155,293	807,651
Provision for loan losses[2]	23,524	9,831	85,561	1,707	645	42,307	163,575

Net interest income after provision for loan losses	325,314	118,578	(13,123)	90,741	9,580	112,986	644,076
Noninterest income	166,638	61,803	127,902	4,943	154,061	75,186	590,533
Noninterest expense	318,665	90,014	108,543	61,539	119,316	114,802	812,879

Total contribution before taxes	173,287	90,367	6,236	34,145	44,325	73,370	421,730
Provision for income taxes[3]	—	—	—	—	—	116,849	116,849

Net Income	$173,287	$90,367	$6,236	$34,145	$44,325	$(43,479)	$304,881

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses includes a credit risk premium charge for the lines of business.
[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $10,543 and $9,545 for the three months ended March 31, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 9 – Off-Balance Sheet Arrangements

SunTrust Bank assists in providing liquidity to select corporate customers by directing them to a third-party-owned commercial paper conduit. SunTrust’s conduit relationship is with Three Pillars Funding Corporation (“Three Pillars”). Three Pillars provides financing for or direct purchases of financial assets originated and serviced by SunTrust Bank’s corporate customers. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper. The result is a favorable funding arrangement for these SunTrust Bank customers.

Three Pillars had assets and liabilities, not included in the Consolidated Balance Sheet, of approximately $2.9, $2.8, and $2.2 billion as of March 31, 2003, December 31, 2002, and March 31, 2002, respectively, which primarily consisted of secured loans, marketable asset-backed securities and short-term commercial paper liabilities. For the quarters ended March 31, 2003 and 2002, activities related to the Three Pillars relationship generated approximately $5.0 million and $3.3 million in fee revenue for SunTrust Bank. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event that it can no longer issue commercial paper or in certain other circumstances. As of March 31, 2003, the liquidity commitments and other credit enhancement SunTrust Bank had to Three Pillars totaled $4.1 billion and $368.5 million, respectively, which represents the Company’s maximum exposure to potential loss. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes. Subsequent to March 31, 2003, SunTrust Bank funded approximately $30 million related to the liquidity arrangement with Three Pillars, resulting from a ratings downgrade of an asset backed security. The Company does not anticipate a credit loss as a result of the transaction.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses the criteria for consolidation of entities similar to Three Pillars. SunTrust believes that Three Pillars, as currently structured, would be consolidated. If consolidated, Three Pillars would not have a material impact on the results of operations of the Company and would have an estimated 19 basis points and 29 basis points impact on Tier 1 and total capital, respectively. The Company is in the process of reviewing Three Pillars to determine the most optimal operating structure under FIN 46.

As part of its community reinvestment initiatives, the Company invests in multi-family low income housing throughout its footprint as a limited partner in various properties which are currently not included in the Consolidated Financial Statements. The Company receives affordable housing federal and state tax credits for these limited partnership investments. These investments are currently accounted for under the equity method. The Company is in the process of evaluating the impact of FIN 46, as described in Note 3; however, based on an initial assessment, it appears reasonably possible that the Company will be required to consolidate the partnerships when the consolidation requirements become effective July 1, 2003. As of March 31, 2003, approximately $865.7 million of assets are included in the partnerships and the Company’s maximum potential exposure to loss relative to these partnerships is $414.3 million, consisting of the limited partnership investments plus unfunded commitments.

The Company is a general partner in a number of limited partnerships, which have been formed to provide investment opportunities for certain SunTrust customers. Assets under management, which are not included in the accompanying balance sheet, totaled $2.4 billion as of March 31, 2003. The Company is in the process of reviewing the current operations to determine the most optimal operating structure given the new consolidation rules. The application of FIN 46 to these partnerships is not expected to have a material impact on the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 10 – Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, as addressed in Note 3, the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others.

The issuance of a guarantee imposes an obligation to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of its stock, or provisions of its services. The following is a discussion of the guarantees that the Company has issued as of March 31, 2003 which have characteristics as specified by FIN 45.

Letters of Credit

Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as either financial standby, performance standby or commercial letters of credit. Commercial letters of credit are specifically excluded from the disclosure and recognition requirements of FIN 45.

As of March 31, 2003 and December 31, 2002, the maximum potential amount of the Company’s obligation was $9.9 billion and $9.2 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $79.5 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2003. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Securitizations

During 2001, the Company transferred a total of $1.9 billion of single family mortgages to securities available for sale in two securitization transactions. The first securitization of $468.4 million was recorded in February 2001. The securitization was guaranteed by Fannie Mae with the Company maintaining one-percent recourse on the losses incurred in the securitized loan portfolio. A second securitization of $1.4 billion was recorded in March 2001. This was a private securitization with SunTrust maintaining full credit risk on the losses incurred in the securitized loan portfolio.

At the time of securitization, a reserve was established on the balance sheet in other liabilities representing management’s estimate of loss on securitized loans. The reserve was established based on management’s evaluation of the size and risk characteristics of the securitized loan portfolio. The reserve is periodically evaluated by management for adequacy, with consideration given to the balance of problem loans, prior loan

Notes to Consolidated Financial Statements (Unaudited) – continued

loss experience, current economic conditions, value of collateral and other risk factors. As of March 31, 2003 and December 31, 2002, the reserve balance was $2.3 million.

Other

Regency Development Associates, Inc. (“RDA”), a SunTrust Community Development Corporation (“CDC”) subsidiary, has issued indemnifications to general partners in low income housing limited partnership investments where CDC is a limited partner. The indemnifications cover potential losses allocated to the general partner as a result of operating losses incurred by the low income housing partnerships. Given the nature of these indemnifications, it is not possible to estimate a maximum potential dollar amount for this liability, as future losses are not expected or estimable. The Company is in the process of reviewing potential alternatives to these indemnification agreements.

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings, Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value at least equal to the sum of the issue price, $350 million, and the issue yield, 8.5% per annum. As of March 31, 2003 and December 31, 2002, $385.9 and $377.5 million is accrued in other liabilities for the principal and interest. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by third party investors, not to exceed 30 years.

SunTrust Securities, Inc. (“STS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the quarter ended March 31, 2003, STS and STCM experienced minimal net losses as a result of the indemnity. The clearing agreements expire in 2004 for STS and 2005 for STCM.

SunTrust Bank has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding at March 31, 2003 and December 31, 2002 is $205.0 million and $175.0 million, respectively. As of March 31, 2003, the notional amounts expire as follows: $110.0 million in 2003, $25.0 million in 2004, $40.0 million in 2007, and $30.0 million in 2008. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc., (“SunTrust” or “the Company”) one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, Virginia and the District of Columbia. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

SunTrust has 1,183 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,220 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the first quarter of 2003 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2002 Annual Report found on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2003 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (ROE). The return on average realized shareholders’ equity excludes net unrealized security gains. The Company also presents a return on average assets less net unrealized gains on securities and a return on average total assets (ROA). Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company resulting in an unrealized net gain of $2.0 billion as of March 31, 2003, the Company believes ROA and ROE excluding net unrealized gains from the Company’s securities portfolio is the more indicative performance measure when being compared to other companies.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10K. The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, the Company uses a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities. That change could result in either a beneficial or adverse impact on the financial results. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on segments of the loan portfolio, historical loan loss experiences and the level of classified and nonperforming loans. Loans are considered impaired if, based on current information and events, it is probable that SunTrust will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties. Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should cash flow assumptions or market conditions change, a different amount may be reported for the allowance for loan losses and the associated provision for loan losses.

Estimates of Fair Value. The estimation of fair value is significant to a number of SunTrust’s assets, including trading account assets, loans held for sale, available-for-sale investment securities, mortgage servicing rights (“MSRs”), other real estate owned, other repossessed assets, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Fair values for trading account assets, most available-for-sale investment securities and most derivative financial instruments are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of loans held for sale are based on anticipated liquidation values, while the fair values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment at least once annually and whenever events or circumstances indicate the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit.

EARNINGS ANALYSIS

SunTrust reported earnings of $327.8 million for the first quarter of 2003, an increase of $23.0 million, or 7.5%, over the same period last year. Reported diluted earnings per share were $1.17 and $1.06 for the three months ended March 31, 2003 and 2002, respectively. Net income in the first quarter of 2002 was reduced by $39.8 million, or $0.14 per share, for after-tax merger charges associated with the Company’s acquisition of Huntington-Florida.

Net interest income increased $25.4 million, or 3.1%, from the first quarter of 2002 to the first quarter of 2003. Higher volume levels more than offset the adverse impact of a declining margin. Average earning assets increased $12.1 billion, or 12.9%, compared to the first quarter of 2002, while the margin declined 30 basis points to 3.21% for the first quarter of 2003.

Provision for loan losses was $80.8 million in the first quarter of 2003, a decrease of 50.6%, or $82.8 million from the same period last year. The first quarter of 2002 provision included $45.3 million to conform the Huntington-Florida loan portfolio to SunTrust’s credit standards. Also contributing to the decline was a decrease of $38.7 million in net charge-offs from the first quarter of 2002 to the first quarter of 2003. The decline was due to a $49.9 million decline in commercial net charge-offs.

Total noninterest income was $547.6 million for the first quarter of 2003, down 7.3% from the first quarter of 2002. The decline was partially attributable to a $40.7 million decrease in mortgage servicing income due to accelerated amortization of mortgage servicing rights resulting from increased prepayments. Also contributing to the decline, was a $21.4 million decrease in securities gains in the first quarter of 2003 from the same period of the prior year. Partially offsetting these declines was an increase in mortgage production income as the Company continued to benefit from record refinancing activity. Additionally, service charges on deposit accounts increased $11.8 million due to a lower earnings credit rate and increased NSF/stop payment volumes.

Total noninterest expense was $818.2 million, an increase of $5.4 million, or 0.7% over the first quarter of 2002. The first quarter of 2002 included $16.0 million of merger-related charges for operations and systems integration related to the acquisition of Huntington-Florida. The first quarter of 2002 also included One Bank expenses of $16.8 million. The One Bank initiative was completed in the fourth quarter of 2002. Personnel expenses increased 2.9%, or $13.5 million in the first quarter 2003 when compared to the same period in the prior year. Pension expense increased $12.2 million due to a reduced expected rate of return on plan assets and a lower discount rate for measuring pension liabilities. Amortization of intangible assets increased 155.9%, or $10.2 million. Amortization expense recorded in the first quarter of 2003 included three months of amortization related to Huntington-Florida, while the first quarter of 2002 included only one month of amortization.

Selected Quarterly Financial Data	Table 1
(Dollars in millions except per share data) (Unaudited)

	Quarters
	2003	2002
	1	4	3	2	1
Summary of Operations
Interest and dividend income	$1,218.1	$1,274.9	$1,270.7	$1,292.0	$1,297.6
Interest expense	395.6	447.8	465.6	478.6	499.5

Net interest income	822.5	827.1	805.1	813.4	798.1
Provision for loan losses	80.8	96.5	98.7	111.0	163.6

Net interest income after provision for loan losses	741.7	730.6	706.4	702.4	634.5
Noninterest income	547.6	527.7	548.9	601.7	590.5
Noninterest expense	818.2	836.4	776.1	794.0	812.8

Income before provision for income taxes	471.1	421.9	479.2	510.1	412.2
Provision for income taxes	143.3	81.6	136.2	166.4	107.3

Net income	$327.8	$340.3	$343.0	$343.7	$304.9

Net interest income (taxable-equivalent)	$833.0	$837.3	$815.1	$823.1	$807.7
Per Common Share
Diluted	$1.17	$1.20	$1.20	$1.20	$1.06
Basic	1.18	1.21	1.21	1.22	1.07
Dividends declared	0.45	0.43	0.43	0.43	0.43
Book value	31.06	31.04	31.04	31.41	29.97
Market price:
High	59.95	63.25	69.12	70.20	68.47
Low	51.73	51.48	55.90	65.10	58.32
Close	52.65	56.92	61.48	67.72	66.73
Selected Average Balances
Total assets	$118,276.2	$114,827.5	$107,845.9	$106,492.0	$104,796.1
Earning assets	105,249.0	101,895.5	95,562.2	94,740.5	93,198.1
Loans	73,049.8	72,668.8	71,695.6	70,985.1	69,694.6
Consumer and commercial deposits	67,466.7	67,829.7	66,141.3	65,466.3	62,211.5
Brokered and foreign deposits	10,379.9	7,329.4	4,956.7	5,179.8	5,432.4
Realized shareholders’ equity	7,323.1	7,204.8	7,095.9	6,901.5	6,729.8
Total shareholders’ equity	8,786.6	8,823.3	8,943.3	8,743.1	8,385.9
Common shares – diluted (thousands)	281,330	283,595	285,991	287,288	287,375
Common shares – basic (thousands)	278,631	280,364	282,310	283,293	284,055
Financial Ratios (Annualized)
Return on average total assets	1.12%	1.18%	1.26%	1.29%	1.18%
Impact of excluding net unrealized securities gains	0.03	0.02	0.04	0.04	0.03

Return on average assets less net unrealized gains on securities	1.15	1.20	1.30	1.33	1.21

Return on average total shareholders’ equity	15.13	15.30	15.22	15.77	14.74
Impact of excluding net unrealized securities gains	3.03	3.44	3.96	4.20	3.63

Return on average realized shareholders’ equity	18.16	18.74	19.18	19.97	18.37

Net interest margin	3.21	3.26	3.38	3.48	3.51

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid	Table 2
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)

	Quarter Ended
	March 31, 2003			December 31, 2002
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:(1)
Taxable	$71,603.8	$902.8	5.11%	$71,277.2	$961.1	5.35%
Tax-exempt(2)	1,446.0	18.5	5.18	1,391.6	18.1	5.16

Total loans	73,049.8	921.3	5.11	72,668.8	979.2	5.35
Securities available for sale:
Taxable	20,554.3	181.3	3.53	18,891.3	193.4	4.10
Tax-exempt(2)	390.1	6.4	6.57	399.5	6.7	6.67

Total securities available for sale	20,944.4	187.7	3.58	19,290.8	200.1	4.15
Funds sold and securities purchased under agreements to resell	1,472.9	4.5	1.25	1,488.1	6.0	1.58
Loans held for sale	8,044.7	111.0	5.52	6,228.4	92.2	5.92
Interest-bearing deposits	11.6	0.1	1.15	557.8	2.3	1.61
Trading assets	1,725.6	4.1	0.96	1,661.6	5.3	1.26

Total earning assets	105,249.0	1,228.7	4.73	101,895.5	1,285.1	5.00
Allowance for loan losses	(942.0)			(930.4)
Cash and due from banks	3,475.4			3,558.8
Premises and equipment	1,603.4			1,617.0
Other assets	6,578.8			6,133.7
Unrealized gains on securities available for sale	2,311.6			2,552.9

Total assets	$118,276.2			$114,827.5

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$11,326.5	$14.9	0.53%	$11,012.5	$18.6	0.67%
Money Market accounts	21,856.3	60.4	1.12	21,451.2	75.6	1.40
Savings	6,218.6	14.0	0.91	6,230.3	17.7	1.13
Consumer time	8,435.3	61.0	2.93	9,161.2	78.2	3.39
Other time	3,442.3	16.0	1.89	3,745.2	22.0	2.33

Total interest-bearing consumer and commercial deposits	51,279.0	166.3	1.31	51,600.4	212.1	1.63
Brokered deposits	3,914.5	34.0	3.47	2,713.3	30.8	4.44
Foreign deposits	6,465.4	19.9	1.23	4,616.1	16.4	1.39

Total interest-bearing deposits	61,658.9	220.2	1.45	58,929.8	259.3	1.75
Funds purchased and securities sold under agreements to repurchase	12,644.7	32.5	1.03	11,984.8	36.6	1.19
Other short-term borrowings	747.2	2.1	1.15	789.1	2.4	1.23
Long-term debt	11,782.9	140.9	4.85	11,733.2	149.5	5.06

Total interest-bearing liabilities	86,833.7	395.7	1.85	83,436.9	447.8	2.13
Noninterest-bearing deposits	16,187.8			16,229.3
Other liabilities	6,468.1			6,338.0
Realized shareholders’ equity	7,323.1			7,204.8
Accumulated other comprehensive income	1,463.5			1,618.5

Total liabilities and shareholders’ equity	$118,276.2			$114,827.5

Interest rate spread			2.88%			2.87%
Net Interest Income		$833.0			$837.3

Net Interest Margin(3)			3.21%			3.26%

(1)	Interest income includes net loan fees of $31.6, $32.1, $29.3, $31.8 and $29.4 million in the quarters ended March 31, 2003 and December 31, September 30 and June 30, and March 31, 2002, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
(2)	Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $10.5, $10.2, $10.0, $9.7 and $9.5 million in the quarters ended March 31, 2003 and December 31, September 30 and June 30, and March 31, 2002, respectively.

	Quarter Ended
	September 30, 2002			June 30, 2002			March 31, 2002
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:(1)
Taxable	$70,399.5	$984.6	5.55%	$69,738.1	$994.7	5.72%	$68,473.6	$980.4	5.81%
Tax-exempt(2)	1,296.1	17.8	5.44	1,247.0	17.4	5.58	1,221.0	17.6	5.85

Total loans	71,695.6	1,002.4	5.55	70,985.1	1,012.1	5.72	69,694.6	998.0	5.81
Securities available for sale:
Taxable	16,163.8	193.1	4.78	16,538.3	211.0	5.10	15,943.1	221.1	5.55
Tax-exempt(2)	396.2	6.8	6.86	413.6	7.1	6.91	424.4	7.4	6.95

Total securities available for sale	16,560.0	199.9	4.83	16,951.9	218.1	5.15	16,367.5	228.5	5.58
Funds sold and securities purchased under agreements to resell	1,439.5	6.6	1.80	1,454.7	6.6	1.79	1,175.7	5.3	1.79
Loans held for sale	3,858.1	63.1	6.54	3,454.7	57.4	6.65	4,084.4	67.6	6.62
Interest-bearing deposits	377.5	1.7	1.83	352.6	1.5	1.70	328.6	1.5	1.86
Trading assets	1,631.5	7.0	1.69	1,541.5	6.0	1.57	1,547.3	6.3	1.65

Total earning assets	95,562.2	1,280.7	5.32	94,740.5	1,301.7	5.51	93,198.1	1,307.2	5.69
Allowance for loan losses	(935.1)			(934.0)			(897.3)
Cash and due from banks	3,255.9			3,196.7			3,360.2
Premises and equipment	1,631.3			1,623.3			1,613.1
Other assets	5,427.5			4,987.6			4,931.3
Unrealized gains on securities available for sale	2,904.1			2,877.9			2,590.7

Total assets	$107,845.9			$106,492.0			$104,796.1

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$10,431.6	$19.0	0.72%	$10,181.1	$18.8	0.74%	$9,620.0	$18.1	0.76%
Money Market accounts	20,843.0	83.0	1.58	20,369.5	84.4	1.66	19,191.0	83.8	1.77
Savings	6,301.3	20.6	1.30	6,436.8	23.1	1.44	6,271.9	23.7	1.54
Consumer time	9,481.9	85.3	3.57	9,683.0	91.6	3.80	9,040.8	92.0	4.13
Other time	3,846.4	24.3	2.51	3,803.6	25.0	2.64	3,491.6	30.8	3.57

Total interest-bearing consumer and commercial deposits	50,904.2	232.2	1.81	50,474.0	242.9	1.93	47,615.3	248.4	2.12
Brokered deposits	2,394.8	29.9	4.89	2,394.8	28.6	4.72	2,646.9	40.8	6.16
Foreign deposits	2,561.9	11.3	1.73	2,785.0	12.1	1.72	2,785.5	11.8	1.70

Total interest-bearing deposits	55,860.9	273.4	1.94	55,653.8	283.6	2.04	53,047.7	301.0	2.30
Funds purchased and securities sold under agreements to repurchase	9,597.1	34.2	1.40	9,670.5	34.1	1.40	10,241.5	35.5	1.39
Other short-term borrowings	867.0	3.5	1.59	783.7	3.4	1.71	1,265.5	4.8	1.54
Long-term debt	11,950.0	154.5	5.13	11,889.9	157.5	5.31	12,273.0	158.2	5.23

Total interest-bearing liabilities	78,275.0	465.6	2.36	77,997.9	478.6	2.46	76,827.7	499.5	2.64
Noninterest-bearing deposits	15,237.1			14,992.2			14,596.1
Other liabilities	5,390.5			4,758.8			4,986.4
Realized shareholders’ equity	7,095.9			6,901.5			6,729.8
Accumulated other comprehensive income	1,847.4			1,841.6			1,656.1

Total liabilities and shareholders’ equity	$107,845.9			$106,492.0			$104,796.1

Interest rate spread			2.96%			3.05%			3.05%
Net Interest Income		$815.1			$823.1			$807.7

Net Interest Margin(3)			3.38%			3.48%			3.51%

(3)	Derivative instruments used to help manage SunTrust’s interest-sensitivity position decreased net interest income $0.6, $5.9, $11.5, $11.7, and $21.4 million in the quarters ended March 31, 2003 and December 31, September 30 and June 30, and March 31, 2002, respectively.

Business Segments. Prior to 2001, the Company’s segment disclosures were aligned with its geographic regions as defined by its former multiple bank charters. During 2000, as a result of the consolidation of its multiple bank charters into a single legal entity, the Company began to redefine its operating model and created a line of business management structure to overlay its former multiple bank management structure. In January 2001, the Company began implementing significant changes to its internal management reporting system to measure and manage certain business activities by line of business. For more financial details on business segment disclosures, please see Note 8 – Business Segment Reporting in the Notes to the Financial Statements. The lines of business are defined as follows:

Retail

The Retail line of business includes loans, deposits, and other fee based services for consumer and private banking clients, as well as business clients with less than $5 million in sales. Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com) and the telephone (1-800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When clients’ needs change and expand, Retail refers clients to the Private Client Services, Mortgage and Commercial lines of business.

Commercial

The Commercial line of business provides enterprises with a full array of financial solutions including traditional commercial lending, treasury management, financial risk management products and corporate card services. The primary customer segments served by this line of business include “Commercial” ($5 million to $50 million in annual revenues), “Middle Market” ($50 million to $250 million in annual revenues), “Commercial Real Estate” (entities that specialize in Commercial Real Estate activities), and “Government/Not-for-Profit” entities. Also included in this segment are specialty groups that operate both within and outside of the SunTrust footprint such as Affordable Housing (tax credits related to community development) and Premium Assignment Corporation (insurance premium financing).

Corporate and Investment Banking

Corporate and Investment Banking (“CIB”) is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing, receivables capital management and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines, providing along with credit, a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small and mid cap growth companies and is organized along industry specialty lines, raising public and private equity and providing merger and acquisition advisory services. The capital markets businesses support both the corporate banking and investment banking relationships as well as the smaller commercial clients who are covered by our Commercial line of business and wealthy individuals who are served by our PCS line of business. Our equity research coverage universe includes companies from all of the client bases mentioned above. Commercial leasing provides equipment leasing and finance primarily to corporate and commercial clients of SunTrust. Receivables Capital Management provides traditional factoring services as well as other value-added receivables management services.

Private Client Services

Private Client Services (“PCS”) provides a full array of wealth management products and professional services to both individual and institutional clients. PCS’ primary segments include brokerage, individual wealth management, and institutional investment management and administration. SunTrust Securities, Inc. operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. Alexander Key offers full service brokerage services to affluent and wealthy clients who generally do not have a pre-existing relationship with the Company. Alexander Key is currently located in Atlanta, Nashville, and Richmond with plans to expand into additional high opportunity markets. PCS also offers professional investment management and trust services to clients seeking active management of their financial resources. The ultra high net worth segment of these clients is serviced by Asset Management Advisors, Inc. (“AMA”). AMA provides “family office” services to high net worth clients. Acting in this capacity, AMA investment professionals utilize sophisticated financial products and wealth management tools to provide a holistic approach to multi-generational wealth management. AMA is currently located in Atlanta, Orlando, West Palm Beach, Washington D.C., and Greenwich, Connecticut. Institutional investment management and administration is comprised of Trusco Capital Management, Inc. (“Trusco”), Retirement Services, Endowment & Foundation Services, Corporate Trust, and Stock Transfer. Retirement Services provides administration and custody services for 401(k) and employee defined benefit plans. Endowment & Foundation Services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate Trust targets issuers of tax-exempt and corporate debt and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services. Trusco is a registered investment advisor that acts as the investment manager for PCS’ clients and the STI Classic Funds.

Mortgage

The Mortgage line of business originates mortgage loans through retail, broker and correspondent channels. These loans are securitized and sold in the secondary market with servicing rights retained or held in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others.

Corporate/Other

Corporate/Other (“Other”) includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises and certain support activities not currently allocated to the aforementioned Lines of Business. The major components of the Other line of business include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the company’s facilities; Marketing, which handles advertising, product management and customer information functions; SunTrust Online, which handles customer phone inquiries and phone sales and manages the internet banking function; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury. Other functions included in the Other line of business are credit risk management, credit review, audit, internal control, legal and compliance, branch operations, corporate strategies development and the executive management group. The Other line of business also contains certain expenses, including provision for income taxes, that have not been allocated to the primary lines of business, eliminations, and the residual offsets derived from matched-maturity funds transfer pricing and provision for loan losses/credit risk premium allocations.

The following table for SunTrust’s reportable business segments compares total income before taxes for the three months ended March 31, 2003 to the same period last year:

Total Income Before Taxes	Table 3
(Dollars in thousands) (Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Retail	$150,009	$173,287
Commercial	115,679	90,367
Corporate and Investment Banking	62,445	6,236
Mortgage	58,570	34,145
Private Client Services	44,143	44,325
Corporate/Other	50,794	73,370

Total Consolidated FTE Adjusted	481,640	421,730
Less: FTE Adjustments	10,543	9,545

Total Consolidated	$471,097	$412,185

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three months ended March 31, 2003 to the same period last year:

(Dollars in thousands) (Unaudited)	Table 4

	Three Months Ended
	March 31, 2003		March 31, 2002
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$22,641,199	$52,146,382	$20,042,332	$49,454,329
Commercial	20,753,417	9,957,134	18,617,080	7,965,041
Corporate and Investment Banking	15,719,007	2,809,577	16,786,866	2,277,788
Mortgage	12,086,760	1,278,632	12,157,035	794,521
Private Client Services	1,763,154	1,420,399	1,539,422	1,515,218

The following analysis details the operating results for each line of business for the three months ended March 31, 2003 and 2002:

Retail

The Retail line of business’ first quarter of 2003 contribution before taxes was $150.0 million, declining $23.3 million, or 13.4%, compared to the first quarter of 2002. The decrease in contribution before taxes is attributable to a decrease in net interest income. Net interest income declined as the lower interest rate environment depressed funds transfer credit rates on deposits. Higher noninterest income and lower noninterest expense partially offset the impact of lower net interest income. Noninterest income increased $11.7 million compared to the first quarter of 2002. Expense reduction programs succeeded in cutting noninterest expense $11.6 million.

Average loan balances posted double digit growth in the first quarter of 2003, increasing $2.6 billion, or 13.0%, from the first quarter of 2002. Loan balances acquired from Huntington-Florida provided approximately 30% of the quarter over quarter increase. Average deposit balances also showed strong growth, increasing $2.7 billion, or 5. 4%, compared to the first quarter of 2002. Deposit balances acquired from Huntington-Florida provided approximately 75% of the quarter over quarter growth.

Commercial

The Commercial line of business’ first quarter of 2003 contribution before taxes was $115.7 million, increasing $25.3 million, or 28.0%, compared to the first quarter of 2002. Net interest income increased $10.5 million or 8.2%, driven by a $2.1 billion, or 11.5%, increase in loan volumes and a $2.0 billion, or 25.0%, increase in deposit volumes. Increased loan volumes were largely the result of robust sales efforts while higher deposit volume resulted from increased market liquidity.

Total noninterest income increased $6.6 million, or 10.8%, fueled by greater account service charges, letters of credit fees and loan fees, which increased $2.4 million, $1.6 million and $1.0 million, respectively. Higher service charges were a function of greater account volumes at lower earnings credit rates. Improved letter of credit fees resulted largely from increased volume and increased loan fees that were primarily the result of prepayment fees associated with corporate loan refinancing.

Total noninterest expense decreased $9.6 million, or 10.6%, as a result of reductions in other compensation $3.0 million and outside processing of $2.3 million. Lower outside processing costs resulted from the formation of a strategic alliance between SunTrust’s merchant processing unit and First Data Management Systems during the second quarter of 2002. Reductions in indirect expenses, primarily allocations from corporate support functions, decreased $5.1 million.

Corporate and Investment Banking

The Corporate and Investment Banking line of business’ contribution before taxes increased $56.2 million, or 901.4%, in the first quarter of 2003 compared to the first quarter of 2002. The biggest factor in the improvement was a $54.6 million decrease in provision for loan losses. Net interest income declined $13.5 million, or 18.6%, primarily due to a $1.1 billion decline in average loan balances as loan demand remains soft and companies continue refinancings in the public markets.

Due to the challenging economic and capital markets environment, noninterest income decreased $4.7 million, or 3.6%. As a result of the continued difficult operating environment, expenses were managed aggressively and a $19.7 million reduction in noninterest expense more than offset the reductions in revenue, also contributing to the improved contribution before taxes.

Private Client Services

The Private Client Services line of business’ contribution before taxes decreased $0.2 million, or 0.4%, for the quarter ended March 31, 2003 compared to the same period in 2002.

Trust and investment management income decreased $8.3 million, or 6.4%, compared to the first quarter of 2002. As of March 31, 2003 and 2002, assets under management were approximately $91.5 billion and $96.6 billion, respectively. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $162.9 billion, which included $23.3 billion held in non-managed corporate trust accounts and $17.3 billion in retail brokerage accounts. The retail brokerage accounts include $1.3 billion related to Alexander Key. Assets under management declined 5.3% compared to the 24% average decline in the equity markets due to strong net new business and an appreciation in bond values. Lost business is comparable with prior periods; however, new business is up modestly compared to the first quarter of 2002. Retail investment services income increased $6.2 million, or 19.8%, compared to the first quarter of 2002. The increase was primarily due to an increase in broker production and the number of brokers. In addition, Alexander Key is beginning to contribute to the revenue growth. Continued revenue growth will be significantly dependent on a sustained improvement in the equity markets, which continue to be volatile.

Noninterest expense increased $2.9 million, or 2.5%, compared to the first quarter of 2002. The increase in noninterest expense was primarily due to higher corporate cost allocations. Core expenses were flat compared to the first quarter of 2002. PCS continues to invest in the core business, new product capabilities, and new distribution channels, but has been able to offset these costs with various efficiency initiatives.

Mortgage

The Mortgage line of business’ contribution before taxes was $58.6 million in the first quarter of 2003, up 71.5% over 2002’s first quarter contribution before taxes of $34.1 million. Net interest income was up $33.9 million over 2002 primarily due to interest on greater volumes of mortgages held for sale. For the quarter ended March 31, 2003, average mortgage loans held for sale was $7.2 billion compared to $4.1 billion for the first quarter of 2002. Total noninterest income declined $2.5 million. Higher loan production fueled an increase in production-related income that was offset by a decline in servicing-related income. Servicing-related income declined from the comparable quarter of 2002 primarily due to increased mortgage servicing rights amortization expense that resulted from lower interest rates and higher prepayments of loans. Noninterest expense was up $7.1 million, primarily due to increases in volume-related expenses.

Strong mortgage loan production continued for the first quarter of 2003 at $10.2 billion, a 78% increase over last year’s first quarter. The Mortgage line of business average assets increased $2.0 billion, primarily due to higher volumes of mortgages held for sale that resulted from the higher loan production.

Corporate/Other

The Corporate/Other line of business’ first quarter contribution before taxes decreased from $73.4 million in 2002 to $50.8 million in 2003. Net interest income increased by $28.4 million, or 18.3%, as a result of the residual offsets derived from matched maturity funds transfer pricing and a larger investment portfolio. Noninterest income decreased $57.1 million in the first quarter of 2003 compared to 2002 primarily as a result of lower security gains.

Noninterest expense increased $36.1 million in the first quarter of 2003 compared to the same quarter in the prior year. This increase was primarily the result of increased amortization of intangible assets from the Huntington-Florida acquisition and internal allocations of incentive compensation cost in the first quarter of 2002.

Average total assets increased $5.4 billion, or 26.6%, in the first quarter of 2003 compared to the same quarter in 2002 primarily because of an increase in the investment portfolio. Average total liabilities increased $6.5 billion, or 21.6%, primarily in brokered and foreign deposits.

Market Risk Management. Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is SunTrust’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). SunTrust is also exposed to market risk in its trading activities, mortgage servicing rights, mortgage warehouse and pipeline, and equity holdings of The Coca-Cola Company common stock. The Asset/Liability Management Committee (“ALCO”) meets regularly and is responsible for reviewing the interest-rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.

Market Risk from Non-Trading Activities

The primary goal of interest rate risk management is to control exposure to interest rate risk, both within policy limits approved by ALCO and the Board and within narrower guidelines established by ALCO. These limits and guidelines reflect SunTrust’s tolerance for interest rate risk over both short-term and long-term horizons.

The major sources of the Company’s non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in relationships between rate indices (basis risk), changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. SunTrust measures these risks and their impact by identifying and quantifying exposures through use of sophisticated simulation and valuation models, as well as repricing gap analysis.

The primary method that SunTrust uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon (two years). Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit customers in different rate environments. Material assumptions include the repricing characteristics and balance fluctuations of indeterminate, or non-contractual, deposits.

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including expected, or “most likely”, as well as deliberately extreme and perhaps unlikely, scenarios. The analyses may include rapid ramping of interest rates, gradual ramping of interest rates, spread narrowing and widening, and yield curve twists. Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario, but in some analyses, assumptions are deliberately changed to test the Company’s exposure to a specified event or set of events. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

The following table reflects the estimated change in net interest income as a percent of net interest income forecasted under stable rates for the next twelve months due to a gradual change in interest rates (25 bps per quarter). Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2003	December 31, 2002
+100	0.5%	0.6%
-100	-0.8%	-0.9%

As indicated, a gradual 100 basis point decrease in interest rates would reduce net interest income, but by an amount that is within the policy limits. A gradual 100 basis point increase would tend to enhance net interest income. Thus, the Company’s interest rate sensitivity position is modestly asset-sensitive. While simulations of more rapid changes in interest rates indicate more adverse changes in net interest income, the Company is still within the policy limits.

SunTrust also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as the Economic Value of Equity, or EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time, EVE uses instantaneous changes in rates. EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of March 31, 2003, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 5.8% versus the EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 7.6% versus the EVE in a stable rate environment. These changes are within the established policy limits.

While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon, i.e. the current fiscal year. Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

The net interest income simulation and valuation analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Trading Activities

Most of the Company’s trading activities are designed to provide capital markets services to customers and not to position the Company’s portfolio for gains from market movements. In order to accommodate customers, an inventory of capital markets instruments is carried, and access to market liquidity is maintained by making bid-offer prices to other market makers. Trading activities are confined to financial instruments and derivatives. The Company participates in derivatives and foreign exchange trading as well as underwriting and market making in equity securities as an accommodation to customers. Cash instruments are bought and sold to satisfy customer investment needs. Derivative contracts are initially entered into to meet the customer risk management needs. The Company enters into subsequent transactions to manage the level of risk in accordance with approved limits.

The Company has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that combines interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum fair value the Company could lose on a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed VaR one out of every 100 overnight trading days. The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity. For the Foreign Exchange and Derivatives desks, the Company estimates VaR by applying the Monte Carlo simulation platform as designed by RiskMetrics™, and for the estimate of the Fixed Income and Equity desks’ VaR, the Company uses Bloomberg™ analytics. The Company uses internally developed methodology to estimate VaR for the Credit Derivatives and Loan Trading Desks.

The estimated combined period-end Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each Desk) was $2.2 million at March 31, 2003 and $1.4 million at December 31, 2002. The trading account asset balance was $1.9 billion for the period ended March 31, 2003 and $1.7 billion for the period ended December 31, 2002.

Other Market Risk

Other sources of market risk include MSR’s, and the risk associated with holding mortgage loans prior to selling them (mortgage warehouse) into the secondary market, and commitments to customers to make mortgage loans (mortgage pipeline) that will be sold to the secondary market.

The value of the MSR’s asset is dependent upon the assumed prepayment speed of the mortgage portfolio. Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan pays off earlier than anticipated. MSR’s are the discounted present value of future net cash flows that are expected to be received from the servicing portfolio. Accordingly, prepayment risk subjects the MSR’s to impairment risk. The Company does not specifically hedge the MSR’s asset for the potential impairment risk; it does however employ a balanced business strategy using the natural counter-cyclicality of servicing and production to mitigate impairment risk.

The Company hedges the risks associated with the mortgage warehouse and pipeline. The mortgage warehouse and pipeline consist primarily of fixed and adjustable-rate single family residential real estate loans. The risk associated with the mortgage warehouse and pipeline is the potential change in interest rates between the time the customer locks in the rate on the loan and the time the loan is sold. This period is usually 90-150 days. To hedge this risk, forward sales agreements and option contracts are executed. The Company has set exposure limits on the risk associated with the changes in market value of the mortgage warehouse and pipeline. The limit is based on a percentage of the aggregate mortgage warehouse and pipeline for price movements within two standard deviations.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.0 billion at March 31, 2003. A 10% decrease in share price of The Coca-Cola Company common stock at March 31, 2003 would result in a decrease, net of deferred taxes, of approximately $127 million in accumulated other comprehensive income.

Net Interest Income/Margin. Net interest income for the first quarter of 2003 was $833.0 million, an increase of $25.3 million or 3.1%, from the prior year. Higher volume levels more than offset the adverse impact of the margin decline. The net interest margin declined 30 basis points from 3.51% in the first quarter of 2002 to 3.21% in the first quarter of 2003. The earning asset yield for the first three months of 2003 declined 96 basis points from the first quarter of 2002; loan yields decreased 70 basis points and the securities available for sale yields declined 200 basis points. In the first quarter of 2003, the total interest-bearing liability costs declined 79 basis points from the first three months of 2002. The larger decrease in earning asset yield versus the decrease in liability cost caused the overall net interest margin to decline.

The decrease in the margin was due to a number of factors. The shift in the Company’s balance sheet to a slightly asset-sensitive position in anticipation of rising rates has not produced the expected margin benefit since rates have not risen and the yield curve has flattened throughout the latter part of 2002 and into the first quarter of 2003. The margin was impacted by the lowering of the Federal Reserve Bank fed funds rate in November of 2002. STI prime rate averaged 4.25% in the first quarter of 2003, a decline of 50 basis points from a year ago, and the Federal Reserve Bank fed funds rate averaged 1.25%, 50 basis points below the first quarter 2002 average. The lower rates and flattening of the yield curve in the latter part of 2002 and into the first quarter of 2003 created an acceleration of prepayments in the mortgage industry. As prepayments accelerated, higher yielding assets were replaced by lower yielding assets, which reduced the yield on the residential mortgage loan and the mortgage-backed securities portfolios. The repositioning of the investment portfolio during 2001 and 2002 shortened the duration of the portfolio and contributed to the decrease in the portfolio yield. Net free funding sources, comprised of demand deposits, equity and other liabilities, net of other assets, are worth less in a low/declining rate environment, contributing to compression of the net interest margin.

Average earning assets were up 12.9% and average interest-bearing liabilities increased 13.0% in the first quarter of 2003 versus the first quarter of 2002, including the impact of the Huntington-Florida acquisition in the first quarter of 2002. The adverse impact of the lower rate environment was more than offset by an increase in earning assets as average loans rose $3.4 billion, securities available for sale increased $4.6 billion and the mortgage warehouse increased $4.0 billion due to increased refinancing activity. SunTrust restructured its balance sheet throughout 2001 and 2002 to shift its interest rate risk from a liability-sensitive position to a slightly asset-sensitive position. The restructuring has been concentrated in the investment portfolio and long-term debt. The Company believes it is now positioned to benefit from a rising interest rate environment. However, the Company will continue to evaluate its present portfolio mix relative to market valuations and buy and sell securities that meet its overall interest rate and balance sheet strategies. As part of its ongoing balance sheet management, the Company continues to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow retail deposits to maximize net interest income. Campaigns to attract consumer deposits were implemented in 2002 and 2003. The Company believes that deposit growth has also benefited from the volatility in the financial markets. Average money market deposits grew 13.9%, NOW accounts 17.7% and demand deposits 10.9% in the first quarter of 2003 over the first quarter of 2002, including the impact of the Huntington-Florida acquisition in the first quarter of 2002. Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of three basis points in 2003 and 2002. Table 2 contains more detailed information concerning average balances, yields earned and rates paid.

Noninterest Income. Noninterest income decreased $42.9 million, or 7.3%, from March 31, 2002 to March 31, 2003. Negatively impacting noninterest income were decreases in mortgage servicing income, securities gains, investment banking income, and trust and investment management income. Amortization of mortgage servicing rights increased $42.6 million over the same period of the prior year due to accelerated amortization of mortgages servicing rights resulting from increased prepayments in the low rate environment. Securities gains declined $21.4 million from the same period in the prior year primarily due to the balance sheet repositioning that occurred throughout 2002. Investment banking income declined $11.0 million primarily due to a reduction in corporate finance fees.

Trust and investment management income decreased $8.3 million, or 6.4%, compared to the first quarter of 2002. As of March 31, 2003 and 2002, assets under management were approximately $91.5 billion and $96.6 billion, respectively. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts.

SunTrust’s total assets under advisement were approximately $162.9 billion, which included $23.3 billion held in non-managed corporate trust accounts and $17.3 billion in retail brokerage accounts. The retail brokerage accounts include $1.3 billion related to Alexander Key. Assets under management declined 5.3% despite the 24% average decline in the equity markets due to strong net new business and an appreciation in bond values. Lost business is comparable with prior periods; however, new business is up modestly compared to the first quarter of 2002. Revenue growth is significantly dependent on a sustained improvement in the equity markets, which continue to be volatile.

Retail investment services income increased $6.2 million, or 19.8%, compared to the first quarter of 2002. The increase is primarily due to an increase in broker production and the number of brokers.

Positively impacting noninterest income was a $33.0 million increase in mortgage production income. Total mortgage production for the first quarter of 2003 was $10.2 billion compared to $5.7 billion for the first quarter of 2002. Service charges on deposits accounts and other charges and fees were up a combined $19.7 million over the first quarter of 2002. Service charges on deposit accounts increased $11.8 million due to a lower earnings credit rate and increased NSF/stop payment volumes. Other charges and fees increased $7.9 million due primarily to an increase in factoring and letters of credit fees.

In the first quarter of 2003, the Company began to record certain mortgage origination costs for mortgage loans held for sale as a reduction of mortgage production income to conform to industry standards. These costs were previously recorded as salary expense. All prior periods presented have been reclassified to conform to current practice. The reclassification had no impact on net income.

In May 2003, Visa agreed to lower the fees they charge retailers for processing certain debit card transactions. This lower fee structure will result in a reduction of debit card income recorded by banks. SunTrust does not expect this agreement will have a material impact on 2003 results of operations. SunTrust is in the process of analyzing the potential impact this agreement will have on debit card revenues in future periods.

Noninterest Income (Dollars in millions) (Unaudited)	Table 5

	Quarters
	2003	2002
	1	4	3	2	1
Service charges on deposit accounts	$157.8	$156.2	$157.0	$153.8	$146.0
Trust and investment management income	120.8	119.4	123.9	132.2	129.1
Retail investment services	37.5	33.0	35.1	37.3	31.3
Other charges and fees	78.3	74.3	76.6	75.6	70.4
Mortgage production	38.8	61.3	22.3	3.0	5.8
Mortgage servicing	(47.0)	(68.1)	(36.5)	0.8	(6.3)
Investment banking income	33.8	39.5	39.8	52.8	44.8
Trading account profits and commissions	30.8	29.7	23.6	24.2	25.7
Credit card and other fees	28.6	29.9	27.4	31.4	31.2
Securities gains	42.0	39.5	45.8	55.7	63.5
Other income	26.2	13.0	33.9	34.9	49.0

Total noninterest income	$547.6	$527.7	$548.9	$601.7	$590.5

Noninterest Expense. Noninterest expense increased $5.4 million, or 0.7%, from March 31, 2002 to March 31, 2003. The first quarter of 2002 included $16.0 million of one-time, merger-related charges for operations and systems integration related to the acquisition of Huntington-Florida. The first quarter of 2002 also included One Bank expenses of $16.8 million. The One Bank initiative was completed in the fourth quarter of 2002. Employee benefits increased $8.0 million, or 8.8% from the same period of the prior year. The increase was due to a $12.2 million increase in pension expense due to a reduced expected rate of return on plan assets and a lower discount rate for measuring pension liabilities. Also negatively impacting noninterest expense was a $23.1 million increase in other compensation primarily due to increased incentive payments resulting from record level mortgage production. Amortization of intangible assets increased 155.9%, or $10.2 million from the first quarter of 2002 to the first quarter of 2003. Amortization expense recorded in the first quarter of 2003 included three months of amortization related to Huntington-Florida, while the first quarter of 2002 included only one month of amortization.

Positively impacting noninterest expense was a $17.5 million decrease in salary expense. The decline was partially attributed to a $9.9 million increase in deferred loan origination expense, and a $5.6 million decline in contract programming for the One Bank project, and a $3.9 million decline related to a reduction in headcount. Headcount has declined from 29,438 at March 31, 2002 to 27,311 at March 31, 2003. Also positively impacting noninterest expense was a $9.9 million decrease in legal and consulting fees mainly attributable to the completion of the One Bank project.

The efficiency ratio increased to 59.3% in the first quarter of 2003 compared to 58.1% in the first quarter of 2002.

Noninterest Expense (Dollars in millions) (Unaudited)	Table 6

	Quarters
	2003	2002
	1	4	3	2	1
Salaries	$272.8	$270.5	$276.1	$297.6	$290.4
Other compensation	102.2	114.7	87.1	96.7	79.1
Employee benefits	98.7	71.0	72.2	72.5	90.8

Total personnel expense	473.7	456.2	435.4	466.8	460.3
Net occupancy expense	57.7	61.7	57.6	55.9	54.0
Outside processing and software	57.1	57.0	59.9	54.0	54.3
Equipment expense	43.5	45.1	42.8	43.2	43.7
Marketing and customer development	24.9	20.8	15.7	18.2	25.2
Postage and delivery	17.5	18.3	17.0	17.5	16.6
Amortization of intangible assets	16.7	17.5	17.5	17.5	6.5
Credit and collection services	16.1	15.9	14.2	16.2	18.3
Communications	14.9	14.1	16.6	17.5	16.7
Consulting and legal	12.7	25.0	21.6	21.8	22.6
Other staff expense	10.6	13.8	12.2	12.1	13.9
Operating supplies	9.7	11.2	10.3	12.9	12.4
FDIC premiums	4.1	4.2	4.4	4.6	4.1
Other real estate expense (income)	—	0.3	(0.1)	(0.4)	—
Merger-related expenses	—	—	—	—	16.0
Other expense	59.0	75.3	51.1	36.2	48.3

Total noninterest expense	$818.2	$836.4	$776.2	$794.0	$812.9

Efficiency ratio	59.3%	61.3%	56.9%	55.7%	58.1%

Provision for Loan Losses and Allowance for Loan Losses. Provision for loan losses totaled $80.8 million in the first quarter of 2003, a decrease of $82.8 million, or 50.6%, compared to the first quarter of 2002. The Company added $45.3 million to the provision in the first quarter of 2002 to bring the acquired Huntington-Florida loan portfolio into compliance with SunTrust’s credit quality standards. Net charge-offs decreased $38.7 million from the first quarter of 2002 to the first quarter of 2003. The decline was due to a $49.4 million reduction in commercial (including commercial credit card and commercial real estate) net charge-offs. In the first quarter of 2002, commercial charge-offs included $51.1 million related to the bankruptcy of a large corporate energy company.

The SunTrust Allowance for Loan Losses Committee meets at least quarterly to affirm the allowance methodology, analyze provision and charge-off trends and assess the appropriateness of the allowance. The allowance analysis is based on regulatory guidance concerning pooled loans and specifically analyzed loans, along with other internal and external factors that affect credit losses. These other factors consider variables such as the economic environment, concentrations of credit exposure and administrative risks. These factors are key elements in the assessment of the appropriateness of the allowance because of their impact on borrowers’ repayment capacity.

At March 31, 2003, SunTrust’s allowance for loan losses totaled $931.1 million, or 1.26% of total loans, compared to $930.1 million, or 1.27% of total loans at December 31, 2002. The allowance as a percentage of total nonaccrual loans decreased from 182.0% at December 31, 2002 to 179.0% at March 31, 2003. The allowance as a percentage of annualized quarterly net charge-offs increased from 245.0% at December 31, 2002 to 287.6% at March 31 2003, due to comparatively lower charge-offs in the first quarter of 2003.

Summary of Loan Loss Experience	Table 7
(Dollars in millions) (Unaudited)

	Quarters
	2003	2002
	1	4	3	2	1
Allowance for Loan Losses
Balances – beginning of quarter	$930.1	$929.3	$928.9	$927.6	$867.1
Allowance from acquisitions and other activity – net	—	—	—	—	15.5
Provision for loan losses	80.8	96.5	98.7	111.0	163.6
Charge-offs:
Commercial	(50.2)	(49.8)	(73.1)	(81.4)	(90.7)
Real estate:
Construction	(0.1)	(0.1)	(0.3)	(0.2)	(0.2)
Residential mortgages	(3.9)	(7.2)	(3.7)	(3.4)	(2.5)
Other	(0.2)	(0.4)	(1.0)	(7.1)	(9.3)
Commercial credit card	(0.6)	(0.8)	(0.3)	(0.4)	(0.4)
Consumer loans	(44.9)	(56.9)	(36.1)	(31.8)	(33.0)

Total charge-offs	(99.9)	(115.2)	(114.5)	(124.3)	(136.1)

Recoveries:
Commercial	9.1	8.1	6.6	5.2	7.9
Real estate:
Construction	0.2	0.3	—	(0.1)	0.2
Residential mortgages	1.3	0.9	1.1	1.1	0.6
Other	0.3	1.5	1.0	0.3	1.1
Commercial credit card	—	0.2	0.2	0.3	0.4
Consumer loans	9.2	8.5	7.3	7.8	7.3

Total recoveries	20.1	19.5	16.2	14.6	17.5

Net charge-offs	(79.8)	(95.7)	(98.3)	(109.7)	(118.6)

Balance – end of quarter	$931.1	$930.1	$929.3	$928.9	$927.6

Quarter-end loans outstanding	$73,849.8	$73,167.9	$72,604.9	$71,822.3	$70,849.1
Average loans	73,049.8	72,668.8	71,695.6	70,985.1	69,694.6
Allowance to quarter-end loans	1.26%	1.27%	1.28%	1.29%	1.31%
Allowance to nonaccrual loans	179.0	182.0	167.8	194.0	173.6
Net charge-offs to average loans (annualized)	0.44	0.52	0.54	0.62	0.69
Recoveries to total charge-offs	20.1	16.9	14.2	11.7	12.9

Nonperforming Assets	Table 8

(Dollars in millions) (Unaudited)

	2003	2002
	March 31	December 31	September 30	June 30	March 31
Nonperforming Assets
Nonaccrual loans:
Commercial	$345.1	$351.3	$393.0	$316.4	$349.1
Real Estate:
Construction	11.9	10.0	11.1	7.2	3.9
Residential mortgages	82.6	82.5	81.1	72.8	82.4
Other	46.2	38.0	42.6	53.8	65.3
Consumer loans	34.3	29.2	26.0	28.8	33.5

Total nonaccrual loans	520.1	511.0	553.8	479.0	534.2
Other real estate owned (OREO)	18.0	18.0	15.0	18.2	18.5
Other repossessed assets	10.3	13.0	25.9	21.3	23.6

Total nonperforming assets	$548.4	$542.0	$594.7	$518.5	$576.3

Ratios:
Nonaccrual loans to total loans	0.70%	0.70%	0.76%	0.67%	0.75%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.74	0.74	0.82	0.72	0.81
Accruing Loans Past Due 90 Days or More	$165.3	$177.9	$185.8	$175.8	$175.5

Nonperforming Assets. Nonperforming assets, which consist of nonaccrual loans, other real estate owned (“OREO”) and other repossessed assets, totaled $548.4 million at March 31, 2003, an increase of $6.4 million, or 1.2%, from December 31, 2002. The ratio of nonperforming assets to total loans plus OREO and other repossessed assets remained at .74%, unchanged from the fourth quarter of 2002, due to modest loan growth.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first quarters of 2003 and 2002, this amounted to $2.7 million and $3.7 million, respectively. Interest income of $7.4 million and $9.0 million would have been recorded if all nonaccrual loans had been accruing interest according to their original contract terms in the first quarters of 2003 and 2002, respectively.

Loan Portfolio by Types of Loans	Table 9

(Dollars in millions) (Unaudited)

	2003	2002
	March 31	December 31	September 30	June 30	March 31
Commercial	$28,557.2	$28,693.6	$28,823.9	$28,690.0	$28,832.0
Real estate:
Construction	4,040.2	4,002.4	3,936.7	3,841.0	3,731.5
Residential mortgages	20,302.4	19,443.4	19,187.5	18,605.3	18,054.3
Other	9,181.4	9,101.8	8,881.4	8,802.2	8,600.2
Commercial credit card	127.9	111.3	115.6	102.1	99.5
Consumer loans	11,640.7	11,815.4	11,659.8	11,781.7	11,531.6

Total loans	$73,849.8	$73,167.9	$72,604.9	$71,822.3	$70,849.1

Loans. Total loans at March 31, 2003, were $73.8 billion, an increase of $0.7 billion, or 0.9%, from December 31, 2002. Residential mortgages, which include home equity lines, increased $858.9 million, or 4.4%, compared to December 31, 2002. This increase was primarily due to a $403.2 million, or 7.8%, increase in home equity lines and a $573.7 million, or 4.6%, increase in retained first mortgages. The Company retains in its loan portfolio only mortgage loans with variable interest rates. The increase in home equity lines is attributable to the Company’s “Giant Truckload” marketing campaign, appreciation in the housing market, and the favorable interest rate environment. Commercial loan growth, as it was throughout 2002, remained flat.

Income Taxes. The provision for income taxes was $143.3 million for the first quarter of 2003, compared to $107.3 million for the same period last year. This represents a 30% effective tax rate for the first quarter of 2003 compared to 26% for the same prior year period.

In the first quarter of 2002, the Company elected to change the tax status of a subsidiary to a real estate investment trust. As a result of this change, which was effective January 1, 2002, tax laws required these assets be marked to market, recognizing gains and losses. Recognition of these gains and losses resulted in the elimination of certain previously recorded deferred taxes, which resulted in a reduction in the effective tax rate for 2002. The Company expects year ended 2003 effective tax rate to approximate 31%.

Securities Available for Sale. The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. During the first quarter of 2003, the securities portfolio increased in size to augment earning asset growth and improve net interest income. The average size was $20.9 billion on an amortized cost basis for the first quarter of 2003, up from $19.3 billion in the fourth quarter of 2002. In conjunction with the Company’s interest rate risk management objectives, the Company maintained a high quality, short-term investment profile. The average life shortened slightly to 2.6 years from 2.8 years and the percentage of floating rate securities decreased slightly to 18% from 21% of the total portfolio as of March 31, 2003 versus December 31, 2002, respectively. The average duration of the portfolio, a measure of price sensitivity, was 1.3% at March 31, 2003, unchanged from December 31, 2002. The portfolio yield decreased from 4.15% in the fourth quarter of 2002 to 3.58% in the first quarter of 2003, primarily from reinvesting accelerated prepayments and new funds at lower market rates. Net securities gains of $42.0 million were realized in the first quarter of 2003, primarily from selling selected fixed-rate securities to take advantage of market opportunities.

The carrying value of the investment portfolio, all of which is classified as “securities available for sale,” reflected $2.2 billion in net unrealized gains at March 31, 2003, including a $2.0 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The market value of this common stock investment decreased $157.0 million while the net unrealized gain on the remainder of the portfolio decreased $57.6 million compared to December 31, 2002. These changes in market value did not affect the net income of SunTrust, but were included in comprehensive income.

Off-Balance Sheet Lending Related Commitments	Table 10

(Dollars in Millions) (Unaudited)

At March 31, 2003
Lines of credit
Home equity lines	$5,599.7
Credit card	405.5
Commercial real estate	2,955.8
Mortgage commitments[1]	10,718.9
Commercial paper conduit	4,094.6
Commercial	32,819.3

Total lines of credit	$56,593.8

Letters of credit	$10,019.7

1  Includes $8,285.8 million in interest rate locks accounted for as derivatives.

Liquidity Management. Liquidity risk is the risk of being unable to timely meet obligations as they come due at reasonable cost. SunTrust manages this risk by maintaining borrowing resources to fund increases in assets and replace maturing obligations or deposit withdrawals, both in the normal course of business and in times of unusual events. ALCO sets the policies and reviews adherence to these policies.

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank, and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long term debt, other liabilities and capital. The Company utilizes short-term unsecured borrowings to the extent there is adequate pledgeable or marketable securities and other secured borrowing sources.

Customer-based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 65% of the funding base on average in the first quarter of 2003, compared to 68% in the fourth quarter of 2002 and 68% in the first quarter of 2002. The decrease compared to 2002 is attributable primarily to growth in the investment portfolio and loans held for sale, which have largely been financed through wholesale funding sources. Increases in rates, economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings.

Net short-term unsecured borrowed funds, including wholesale domestic and international deposits and fed funds, totaled $17.7 billion at March 31, 2003 compared to $14.7 billion at December 31, 2002 and $8.4 billion at March 31, 2002. As noted above, the increase is primarily attributable to the growth in the investment portfolio and loans held for sale. Total net wholesale funding, including short-term unsecured borrowings, secured wholesale borrowings and long-term debt, totaled $34.0 billion at March 31, 2003 versus $32.0 billion at December 31, 2002 and $26.6 billion at March 31, 2002. The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding through policy limits reviewed at ALCO.

The Company maintains access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, Federal Home Loan Bank advances, Global Bank Note issuance, and commercial paper issuance. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources.

The low rate environment has created heavy refinance activity and the amount of mortgage loans originated by the Company. The Company sells most of these loans into the secondary market and is reflected in loans held for sale. Delivery of these mortgages into the secondary market has not kept pace with production, leading to unusually large balances in this account. In the first quarter of 2003, the Company originated $10.6 billion in loans held for sale compared to $5.3 billion in the first quarter of 2002. As of March 31, 2003, the balance of loans held for sale was $8.2 billion compared to $7.7 billion on December 31, 2002 and $3.4 billion on March 31, 2002. SunTrust has been able to fund this increase in balances in the normal course of business and anticipates being able to do so in the future. As production decreases, the balance of this account should decline as delivery of mortgages surpasses production.

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

Three Pillars had assets and liabilities, not included in the consolidated balance sheet, of approximately $2.9 billion as of March 31, 2003, which primarily consisted of secured loans, marketable asset-backed securities and short-term commercial paper liabilities. For the quarter, activities related to Three Pillars generated approximately $5.0 million in fee revenue for SunTrust. Activities related to SunTrust Bank’s relationship with Three Pillars include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to commercial paper holders; and providing a majority of the temporary liquidity arrangements, which primarily provide for funding to Three Pillars in the event that it is unable to issue commercial paper. As of March 31, 2003, the liquidity commitments and other credit enhancement SunTrust Bank made to Three Pillars totaled $ 4.1 billion and $368.5 million, respectively. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes. SunTrust Bank funded approximately $30 million in the second quarter of 2003 relating to a liquidity arrangement with Three Pillars, resulting from a ratings downgrade of an asset backed security. The Company does not anticipate a credit loss as a result of the transaction. As referenced in Note 9, should the Company consolidate Three Pillars, there would be no material impact to the operating liquidity of SunTrust, as Three Pillars would continue to manage liquidity independently and no additional liquidity risk, other than the liquidity arrangements noted above, would be undertaken.

The Company had $35.8 billion in Corporate and Commercial Real Estate Commitments, in addition to the amounts described above for Three Pillars. The Company also had $10.0 billion in Letters of Credit, most of which are Standby Letters of Credit that provide that the Bank fund if certain future events occur. Of this, approximately $5.4 billion support Variable Rate Demand Obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities, which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

The Company has a contingency funding plan that stress tests liquidity needs that may arise from certain events such as agency rating downgrades, rapid loan growth, or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events. In addition to pledgeable securities, SunTrust maintains borrowing capacity through the Federal Reserve Discount Window and the Federal Home Loan Bank of Atlanta secured with loans and marketable securities. As of March 31, 2003, SunTrust Bank had approximately $9.9 billion available through the

Federal Reserve Discount Window and approximately $6.1 billion available at the Federal Home Loan Bank of Atlanta.

Liquidity is measured and monitored for the bank and holding company. The Company reviews the parent holding company’s net short-term mismatch. This measures the ability of the holding company to meet obligations through the sale or pledging of assets should access to Bank dividends be constrained.

Certain provisions of long-term debt agreements and holding company lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of March 31, 2003, the Company was in compliance with all covenants and provisions of these agreements.

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

The following table shows the derivative instruments entered into by the Company as an end-user:

Risk Management Derivative Financial Instruments[1]	Table 11
(Dollars in thousands) (Unaudited)

	As of March 31, 2003
	Notional Amount	Gross Unrealized[6]		Equity[7]	Average Maturity in Years
		Gains	Losses
Asset Hedges
Fair value hedges
Interest rate swaps[2]	$25,000	$—	$(1,019)	$—	1.57
Forward contracts[3]	6,237,703	1,851	—	—	0.10

Total asset hedges	$6,262,703	$1,851	$(1,019)	$—	0.10

Liability Hedges
Cash flow hedges
Interest rate swaps[4]	$2,345,000	$—	$(54,813)	$(35,629)	0.66
Fair value hedges
Interest rate swaps[5]	3,477,000	140,385	—		8.71

Total liability hedges	$5,822,000	$140,385	$(54,813)	$(35,629)	5.47

[1]	Includes only derivative financial instruments related to risk management of exposure to interest rates. All of the Company’s other derivative instruments are classified as trading. All of the interest rate swaps have variable pay or receive rates based on one-to-six month LIBOR or the average federal funds rate, and they are the pay or receive rates in effect at March 31, 2003.
[2]	Interest rate swaps are designated as fair value hedges of fixed rate loans.
[3]	Forward contracts are designated as fair value hedges of mortgage loans in the warehouse.
[4]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit.
[5]	Interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes,and fixed rate certificates of deposit.
[6]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.
[7]	At March 31, 2003, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $35.6 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cash flow hedges. Gains or losses on hedges will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of March 31, 2003, $32.6 million of net losses, net of income taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest expense or other income during the next twelve months.

Capital Ratios	Table 12
(Dollars in millions) (Unaudited)

	2003	2002
	March 31	December 31	September 30	June 30	March 31
Tier 1 capital	$8,203.5	$8,106.1	$7,973.0	$7,797.4	$7,669.7
Total capital	12,617.5	12,609.8	12,125.7	12,261.2	11,950.8
Risk-weighted assets	110,903.3	108,501.1	105,441.2	101,123.1	99,165.2
Risk-based ratios:
Tier 1 capital	7.40%	7.47%	7.56%	7.71%	7.73%
Total capital	11.38	11.62	11.50	12.13	12.05
Tier 1 leverage ratio	7.15	7.30	7.69	7.62	7.60
Total shareholders’ equity to assets	7.24	7.47	7.87	8.33	8.07

Capital Resources. SunTrust’s primary regulator, the Federal Reserve Board, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan loss up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

The Company and subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Banks are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of March 31, 2003, SunTrust Banks, Inc. had Tier Total Capital, and Tier 1 Leverage ratios of 7.40, 11.38, and 7.15%, respectively. SunTrust is committed to remaining well capitalized.

The Company raises subordinated debt as part of managing the Total Capital regulatory ratios. SunTrust Bank issued $500 million in subordinated debt in 2002 under its Global Bank Note program. There is $8.5 billion remaining under its Global Bank Note program to issue senior or subordinated debt. SunTrust Banks, Inc. has $1 billion remaining on its current shelf registration for senior or subordinated debt. In 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. The Company’s capital needs are assessed based on expected growth and the current economic climate. During the first quarter 2003, share repurchases were as follows:

Share Repurchases	Table 13
(Unaudited)

	Total number of shares purchased	Average price paid per share	Broker-dealer used to effect purchases	Number of shares purchased as part of publicly announced plans or programs[1]	Maximum number of shares that may yet be purchased under the plans or programs
January	300,000	$55.9189	SunTrust Robinson Humphrey	300,000	9,202,796
February	1,243,000	56.0153	SunTrust Robinson Humphrey	1,243,000	7,959,796
March	1,460,000	54.4486	SunTrust Robinson Humphrey	1,460,000	6,499,796

Total	3,003,000	$55.2440		3,003,000

[1]	On November 12, 2002, the Board of Directors authorized to purchase 10 million shares of SunTrust common stock in addition to 2,796 shares which were remaining from a June 13, 2001 authorization. There is no expiration date for this authorization.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the criteria for the consolidation of entities similar to Three Pillars. SunTrust believes that Three Pillars, as currently structured, would be consolidated. If consolidated, Three Pillars would not have a material impact on the results of operations of the Company and would have an estimated 19 basis points and 29 basis points impact on Tier 1 and Total Capital, respectively. The Company is in the process of reviewing Three Pillars to determine the most optimal operating structure under FIN 46.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 28-31.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

•	Exhibit 10.1 – Change in Control Agreement effective as of April 4, 2003.
•	Exhibit 10.2 – Change in Control Agreement effective as of February 27, 2003.

•	Exhibit 99.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 99.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
•	The Company filed a Form 8-K on April 10, 2003 to file a news release announcing financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of May, 2003.

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

Date: May 8, 2003

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

Date: May 8, 2003

/s/ JOHN W. SPIEGEL
John W. Spiegel Vice Chairman and Chief Financial Officer