Form 10-Q
period 2003-06-30
SUNTRUST BANKS INC
filed 2003-08-12
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

At July 31, 2003, 281,485,407 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I—FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year 2003.

Consolidated Statements of Income

(Dollars in thousands except per share data) (Unaudited)	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$899,817	$1,004,080	$1,812,088	$1,994,323
Interest and fees on loans held for sale	108,432	57,427	219,448	124,993
Interest and dividends on securities available for sale
Taxable interest	135,153	195,724	298,233	400,219
Tax-exempt interest	4,668	5,443	9,533	11,054
Dividends[1]	16,919	15,186	35,141	31,838
Interest on funds sold and securities purchased under agreements to resell	4,376	6,599	8,964	11,851
Interest on deposits in other banks	34	1,491	67	3,002
Other interest	4,641	6,002	8,687	12,261

Total interest income	1,174,040	1,291,952	2,392,161	2,589,541

Interest Expense
Interest on deposits	211,012	283,562	431,169	584,582
Interest on funds purchased and securities sold under agreements to repurchase	29,837	34,123	62,298	69,657
Interest on other short-term borrowings	1,759	3,349	3,876	8,142
Interest on long-term debt	131,919	157,530	272,835	315,666

Total interest expense	374,527	478,564	770,178	978,047

Net Interest Income	799,513	813,388	1,621,983	1,611,494
Provision for loan losses	82,662	111,018	163,465	274,593

Net interest income after provision for loan losses	716,851	702,370	1,458,518	1,336,901

Noninterest Income
Service charges on deposit accounts	157,954	153,791	315,775	299,767
Trust and investment management income	124,215	132,171	245,010	261,258
Retail investment services	41,991	37,331	79,459	68,617
Other charges and fees	82,574	75,557	160,845	145,946
Mortgage production	82,148	2,954	120,952	8,775
Mortgage servicing	(80,122)	807	(127,146)	(5,525)
Investment banking income	57,167	52,779	90,979	97,603
Trading account profits and commissions	29,583	24,233	60,376	49,891
Credit card and other fees	32,376	31,383	61,049	62,610
Other noninterest income	37,668	34,944	63,875	84,091
Securities gains	31,238	55,737	73,277	119,187

Total noninterest income	596,792	601,687	1,144,451	1,192,220

Noninterest Expense
Salaries and other compensation	386,439	394,293	761,446	763,763
Employee benefits	96,160	72,488	194,878	163,243
Net occupancy expense	58,563	55,927	116,285	109,937
Outside processing and software	61,022	53,989	118,076	108,258
Equipment expense	44,546	43,204	88,016	86,952
Marketing and customer development	25,583	18,244	50,462	43,439
Amortization of intangible assets	15,208	17,456	31,925	23,988
Merger-related expenses	—	—	—	15,998
Other noninterest expense	150,207	138,381	294,869	291,283

Total noninterest expense	837,728	793,982	1,655,957	1,606,861

Income before provision for income taxes	475,915	510,075	947,012	922,260
Provision for income taxes	145,556	166,390	288,805	273,694

Net Income	$330,359	$343,685	$658,207	$648,566

Average common shares—diluted	280,287,081	287,288,121	280,805,512	287,331,454
Average common shares—basic	277,397,029	283,293,239	278,010,748	283,671,819
Net income per average common share—diluted	$1.17	$1.20	$2.34	$2.26
Net income per average common share—basic	1.19	1.22	2.37	2.29
[1] Includes dividends on common stock of The Coca-Cola Company	10,618	9,654	21,237	19,307

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	June 30 2003	December 31 2002
Assets
Cash and due from banks	$4,098,009	$4,455,776
Interest-bearing deposits in other banks	8,701	10,238
Funds sold and securities purchased under agreements to resell	2,151,606	1,092,281
Trading assets	2,122,225	1,717,774

Securities available for sale[1]	22,211,036	23,445,182
Loans held for sale	9,037,490	7,747,793

Loans	75,261,756	73,167,935
Allowance for loan losses	(940,889)	(930,114)

Net loans	74,320,867	72,237,821
Premises and equipment	1,573,382	1,607,200
Goodwill	1,059,720	963,761
Other intangible assets	616,137	612,158
Customers’ acceptance liability	84,980	45,594
Other assets	3,573,146	3,386,945

Total assets	$120,857,299	$117,322,523

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$19,077,066	$18,080,496
Interest-bearing consumer and commercial deposits	52,055,755	52,146,314

Total consumer and commercial deposits	71,132,821	70,226,810
Brokered deposits	3,207,876	3,169,826
Foreign deposits	2,934,963	6,309,992

Total deposits	77,275,660	79,706,628
Funds purchased and securities sold under agreements to repurchase	15,089,770	10,402,536
Other short-term borrowings	995,147	1,368,425
Long-term debt	10,339,592	10,229,820
Guaranteed preferred beneficial interests in debentures	1,650,000	1,650,000
Acceptances outstanding	84,980	45,594
Trading liabilities	1,179,121	930,645
Other liabilities	5,064,326	4,219,379

Total liabilities	111,678,596	108,553,027

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	294,163	294,163
Additional paid in capital	1,288,657	1,276,110
Retained earnings	6,727,923	6,322,217
Treasury stock, at cost, and other	(696,517)	(632,464)

Realized shareholders’ equity	7,614,226	7,260,026
Accumulated other comprehensive income	1,564,477	1,509,470

Total shareholders’ equity	9,178,703	8,769,496

Total liabilities and shareholders’ equity	$120,857,299	$117,322,523

Common shares outstanding	281,392,725	282,504,571
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	12,770,032	11,658,186

[1] Includes net unrealized gains on securities available for sale	$2,474,229	$2,421,562

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)	Six Months Ended June 30
	2003	2002
Cash Flows from Operating Activities:
Net income	$658,207	$648,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	479,676	238,252
Origination of mortgage servicing rights	(155,373)	(94,943)
Provisions for loan losses and foreclosed property	163,781	274,890
Amortization of compensation element of restricted stock	2,709	2,887
Securities gains	(73,277)	(119,187)
Net gain on sale of assets	(7,892)	(5,393)
Originated loans held for sale	(23,809,704)	(10,647,073)
Sales of loans held for sale	22,520,003	11,453,715
Net increase in accrued interest receivable, prepaid expenses, trading and other assets	(702,770)	(716,506)
Net increase in accrued interest payable, accrued expenses, trading and other liabilities	1,484,394	73,791

Net cash provided by operating activities	559,754	1,108,999

Cash Flows from Investing Activities:
Proceeds from maturities of securities available for sale	6,063,195	2,316,860
Proceeds from sales of securities available for sale	3,145,453	3,785,701
Purchases of securities available for sale	(7,902,918)	(5,700,770)
Net increase in loans	(1,930,972)	(850,908)
Proceeds from sale of loans	128,687	377,277
Capital expenditures	(47,926)	(65,791)
Proceeds from the sale of other assets	15,459	14,135
Loan recoveries	38,148	32,110
Net cash proceeds (used for) received from acquisitions, net of cash acquired	(34,261)	1,160,333

Net cash (used in) provided by investing activities	(525,135)	1,068,947

Cash Flows from Financing Activities:
Net increase (decrease) in consumer and commercial deposits	608,532	(812,828)
Net (decrease) increase in foreign and brokered deposits	(3,450,959)	539,757
Net increase (decrease) in funds purchased and other short-term borrowings	4,137,194	(1,311,289)
Proceeds from the issuance of long-term debt	9,506	551,245
Repayment of long-term debt	(256,266)	(1,245,844)
Proceeds from the exercise of stock options and stock compensation expense	8,983	5,465
Proceeds from stock issuance	26,901	23,858
Acquisition of treasury stock	(165,988)	(86,711)
Restricted stock activity	—	(1,995)
Dividends paid	(252,501)	(245,805)

Net cash provided by (used in) financing activities	665,402	(2,584,147)

Net increase (decrease) in cash and cash equivalents	700,021	(406,201)
Cash and cash equivalents at beginning of year	5,558,295	5,910,044

Cash and cash equivalents at end of period	$6,258,316	$5,503,843

Supplemental Disclosure
Interest paid	$795,983	$1,005,819
Income taxes paid	81,499	104,150

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands) (Unaudited)	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	$294,163	$1,259,609	$5,479,951	$(329,408)	$1,655,253	$8,359,568
Net income	—	—	648,566	—	—	648,566
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	552	552
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	289,893	289,893

Total comprehensive income	—	—	—	—	—	939,011
Cash dividends declared, $0.86 per share	—	—	(245,805)	—	—	(245,805)
Exercise of stock options	—	(4,475)	—	9,940	—	5,465
Acquisition of treasury stock	—	—	—	(86,711)	—	(86,711)
Restricted stock activity	—	(2,633)	—	638	—	(1,995)
Amortization of compensation element of restricted stock	—	20,224	—	(17,337)	—	2,887
Issuance of stock for employee benefit plans	—	4,108	—	19,750	—	23,858

Balance, June 30, 2002	$294,163	$1,276,833	$5,882,712	$(403,128)	$1,945,698	$8,996,278

Balance, January 1, 2003	$294,163	$1,276,110	$6,322,217	$(632,464)	$1,509,470	$8,769,496
Net income	—	—	658,207	—	—	658,207
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	21,084	21,084
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	24,167	24,167
Accumulated other comprehensive income related to retirement plans	—	—	—	—	9,757	9,757

Total comprehensive income					—	713,215
Cash dividends declared, $0.90 per share	—	—	(252,501)	—	—	(252,501)
Exercise of stock options and stock compensation expense	—	747	—	8,236	—	8,983
Acquisition of treasury stock	—	—	—	(165,988)	—	(165,988)
Acquisition of Lighthouse Financial Services	—	11,745	—	64,144	(1)	75,888
Restricted stock activity	—	(518)	—	518	—	—
Amortization of compensation element of restricted stock	—	—	—	2,709	—	2,709
Issuance of stock for employee benefit plans	—	573	—	26,328	—	26,901

Balance, June 30, 2003	$294,163	$1,288,657	$6,727,923	$(696,517)	$1,564,477	$9,178,703

*	Balance at June 30, 2002 includes $369,595 for treasury stock and $33,533 for compensation element of restricted stock. Balance at June 30, 2003 includes $663,666 for treasury stock and $32,851 for compensation element of restricted stock.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Accounting Policies

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

Note 2—Acquisitions

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

On June 2, 2003, SunTrust announced the completion of it acquisition of Lighthouse Financial Services, Inc. (“Lighthouse”) based in Hilton Head Island, South Carolina. The Company acquired approximately $637 million in assets, $567 million in loans, and $421 million in deposits. In addition, SunTrust paid $131 million in a combination of cash and SunTrust stock. The acquisition did not have a material impact on SunTrust’s financial position or results of operations.

On June 25, 2003, SunTrust announced the signing of a definitive agreement to acquire the Atlanta-based Sun America Mortgage, one of the top mortgage lenders in Metro Atlanta. The acquisition, which closed on July 31, 2003, did not have a material impact on SunTrust’s financial position or results of operations.

Notes to Consolidated Financial Statements (Unaudited)—continued

Note 3—Accounting Developments

Accounting Policies Adopted

In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This Statement rescinded SFAS No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” respectively, and restricted the classification of early extinguishment of debt as an extraordinary item to the provisions of Accounting Practice Bulletin (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement also rescinded SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” which was no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 was complete. The Statement also amended SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement made various technical corrections to existing pronouncements which were not considered substantive.

The provisions of this Statement relating to the rescission of SFAS No. 4 and 64 were effective for fiscal years beginning after May 15, 2002. The provisions relating to amendments of SFAS No. 13 were effective for transactions initiated after May 15, 2002, and all other provisions were effective for financial statements issued after May 15, 2002. Additionally, there was retroactive application for any gain or loss on extinguishment of debt that was classified as extraordinary in a prior period that did not meet the criteria in APB Opinion No. 30, requiring reclassification of this gain or loss. As of January 1, 2003, the Company adopted all provisions of this Statement, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provided guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this Statement as of January 1, 2003, and it did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FIN 34.” FIN 45 details the disclosures that should be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also requires a company to record a liability for certain guarantees that have been issued. The disclosure provisions were effective for interim or annual periods ending after December 15, 2002. The recognition requirements of the Interpretation were effective for all guarantees issued or modified subsequent to December 31, 2002. The Company adopted the recognition requirements of FIN 45 on January 1, 2003, and they did not have a material impact on the Company’s financial position or results of operations. The required interim disclosures are included in Note 10 to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)—continued

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition to SFAS No. 123’s fair-value method of accounting for stock-based compensation. The Statement also amended the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require additional disclosures in annual and interim financial statements. The Statement was effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of Opinion No. 28 was effective for interim financial reports beginning after December 15, 2002. Effective January 1, 2002, the Company adopted the fair-value method using the prospective method of transition. The prospective method required the Company to apply the provisions of SFAS No. 123 to new stock awards granted from the beginning of the year of adoption and going forward. Note 5 includes the interim disclosures required by SFAS No. 148.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 is an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary which would consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures.

The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003 is required to apply the provisions of this Interpretation to that entity by the end of the first interim or annual reporting period beginning after June 15, 2003.

The Company identified various VIEs and has assessed whether it holds any variable interests in VIEs which would require consolidation or disclosure. Disclosures related to the Company’s variable interests in VIEs are included in Note 9 to the Consolidated Financial Statements. The adoption of the Interpretation on July 1, 2003 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No.150 establishes guidelines on how instruments sharing the characteristics of both liabilities and equity should be classified and measured. Financial instruments falling within the scope of the Statement must be classified as liabilities. Many of these types of instruments were previously classified as equity. SFAS No.150 is effective for financial instruments entered

Notes to Consolidated Financial Statements (Unaudited)—continued

into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

The Sarbanes-Oxley Act of 2002 no longer permits the American Institute of Certified Public Accountants (“AICPA”) to write accounting and auditing standards; however, upon ratification by the FASB, the AICPA is permitted to issue certain Statements of Position (“SOP”) that were in production prior to the issuance of the Sarbanes-Oxley Act. Two of the AICPA’s outstanding proposals will affect the banking industry. The first proposed SOP is “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The proposal addresses accounting for differences arising between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, if those differences relate to credit quality. The proposal also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired in a transfer. A final SOP is expected to be issued before the end of 2003, with an effective date for loans acquired in fiscal years beginning after December 15, 2004.

In June 2003, the AICPA also issued an exposure draft of a proposed SOP, “Allowance for Credit Losses.” This SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans. The allowance should only consist of amounts recognized and measured under SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Components of the allowance should be measured using the present value of expected future cash flows. Each component should be estimated and supported by observable data relating to existing conditions, and creditors should not project changes in the observable data that may occur in the future. The provisions of this SOP are tentatively effective for fiscal years beginning after December 15, 2003. SunTrust is in the process of analyzing the impact these SOPs will have on the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited)—continued

Note 4—Intangible Assets

Under the provisions of SFAS No. 142, the Company completed its annual review of goodwill as of December 31, 2002, and determined there was no impairment of goodwill as of that date. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2002 and 2003 are as follows:

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Total
Balance, January 1, 2002	$299,984	$20,781	$93,442	$1,859	$24,431	$—	$440,497
Huntington-Florida acquisition	395,412	68,730	—	14,650	44,902	—	523,694
Reallocation	744	—	—	(744)	—	—	—
Purchase price adjustment	1,303	15	1,070	—	—	—	2,388

Balance, June 30, 2002	$697,443	$89,526	$94,512	$15,765	$69,333	$—	$966,579

Balance, January 1, 2003	$687,185	$96,626	$94,852	$15,765	$69,333	$—	$963,761
Purchase price adjustment	4,188	—	—	—	—	—	4,188
Lighthouse acquisition	91,771	—	—	—	—	—	91,771

Balance, June 30, 2003	$783,144	$96,626	$94,852	$15,765	$69,333	$—	$1,059,720

The changes in the carrying amounts of other intangible assets for the six months ended June 30, 2002 and 2003 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2002	$19,158	$351,200	$421	$370,779
Amortization	(23,319)	(72,673)	(669)	(96,661)
Servicing rights acquired	—	32,380	—	32,380
Servicing rights originated	—	94,943	—	94,943
Huntington-Florida acquisition	254,959	—	12,600	267,559

Balance, June 30, 2002	$250,798	$405,850	$12,352	$669,000

Balance, January 1, 2003	$216,855	$383,918	$11,385	$612,158
Amortization	(30,902)	(198,859)	(1,023)	(230,784)
Servicing rights acquired	—	56,390	—	56,390
Servicing rights originated	—	155,373	—	155,373
Asset acquisition	—	—	402	402
Lighthouse acquisition	9,400	5,398	7,800	22,598

Balance, June 30, 2003	$195,353	$402,220	$18,564	$616,137

Notes to Consolidated Financial Statements (Unaudited)—continued

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the year 2003 and the subsequent four years is as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Other	Total
2003	61,227	2,450	63,677
2004	52,208	2,834	55,042
2005	41,515	2,741	44,256
2006	31,975	2,591	34,566
2007	22,664	2,580	25,244
Thereafter	16,666	6,391	23,057

Total	$226,255	$19,587	$245,842

Note 5—Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three and six months ended June 30, 2003 and 2002 is as follows:

(Dollars in thousands) (Unaudited)	Three months Ended June 30		Six months Ended June 30
	2003	2002	2003	2002
Net income, as reported	$330,359	$343,685	$658,207	$648,566
Stock-based employee compensation expense included in reported net income, net of related tax effects	1,365	—	2,487	—
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4,459)	(5,152)	(8,814)	(10,344)

Net Income, pro forma	$327,265	$338,533	$651,880	$638,222

Earning per share:
Diluted—as reported	$1.17	$1.20	$2.34	$2.26
Diluted—pro forma	1.16	1.18	2.32	2.22
Basic—as reported	1.19	1.22	2.37	2.29
Basic—pro forma	1.18	1.20	2.35	2.25

Notes to Consolidated Financial Statements (Unaudited)—continued

Note 6—Comprehensive Income

Comprehensive income for the six months ended June 30, 2003 and 2002 is calculated as follows:

	2003	2002
Unrealized gain on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$37,180	$445,989
Income tax	(13,013)	(156,096)

Net of income tax	$24,167	$289,893

Amounts reported in net income:
Gain on sale of securities	$73,277	$119,187
Net amortization	93,951	11,289

Reclassification adjustment	167,228	130,476
Income tax	(58,530)	(45,667)

Reclassification adjustment, net of tax	$108,698	$84,809

Unrealized gain on available for sale securities arising during period, net of tax	$132,865	$374,702
Reclassification adjustment, net of tax	(108,698)	(84,809)

Net unrealized gain on available for sale securities recognized in other comprehensive income	$24,167	$289,893

Unrealized gain on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$32,437	$849
Income tax	(11,353)	(297)

Net of income tax	$21,084	$552

Reclassification of losses from other comprehensive income to earnings	$—	$3,281
Income tax	—	(1,148)

Reclassification adjustment, net of tax	$—	$2,133

Unrealized gain (loss) on derivative financial instruments arising during period, net of tax	$21,084	$(1,581)
Reclassification adjustment, net of tax	—	2,133

Net unrealized gain on derivative instruments recognized in other comprehensive income	$21,084	$552

Accumulated other comprehensive income related to retirement plans:	$9,757	$—

Total unrealized gains recognized in other comprehensive income	$55,008	$290,445
Net income	658,207	648,566

Total comprehensive income	$713,215	$939,011

Notes to Consolidated Financial Statements (Unaudited)—continued

Note 7—Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted earnings per share (“EPS”). Shares of 6.4 million and 2.7 million for the periods ended June 30, 2003 and 2002, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2003 and 2002 is included in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data) (Unaudited)	2003	2002	2003	2002
Diluted

Net income	$330,359	$343,685	$658,207	$648,566

Average common shares outstanding	277,397	283,293	278,011	283,672
Effect of dilutive securities:
Stock options	854	2,049	778	1,883
Performance restricted stock	2,036	1,946	2,017	1,776

Average diluted common shares	280,287	287,288	280,806	287,331

Earnings per common share—diluted:
Net income	$1.17	$1.20	$2.34	$2.26

Basic

Net income	$330,359	$343,685	$658,207	$648,566

Average common shares	277,397	283,293	278,011	283,672

Earnings per common share—basic:
Net income	$1.19	$1.22	$2.37	$2.29

Note 8—Business Segment Reporting

The Company is currently in the process of making further enhancements to its internal management reporting system that are expected to be implemented throughout 2003 and beyond. Once complete, the items reported for each line of business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced net interest revenue, net of credit risk premiums; direct noninterest income; internal credit transfers between lines of business for supportive business services; and fully absorbed expenses. The internal management reporting system and the business segment disclosures for each line of business do not currently include attributed economic capital, nor fully absorbed expenses. Any amounts not currently reported in each line of business segment are reported in the Corporate/Other line of business segment. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified. The Company will reflect these reclassified changes immediately in the current period and in year-to-date historical comparisons, and will provide updated historical quarterly schedules in the Annual Report found on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited)—continued

The tables below disclose selected financial information for SunTrust’s reportable business segments for the three and six months ended June 30, 2003 and 2002.

(Dollars in thousands)(Unaudited)	Three Months Ended June 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$24,681,330	$23,386,086	$21,226,623	$21,605,824	$2,130,363	$26,417,816	$119,448,042
Average total liabilities	52,893,107	10,402,047	7,553,374	1,900,459	1,535,095	36,299,897	110,583,979
Average total equity	—	—	—	—	—	8,864,063	8,864,063
Net interest income (FTE)[1]	312,043	141,102	65,077	128,711	9,840	153,642	810,415
Provision for loan losses[2]	37,868	11,628	31,406	1,625	546	(411)	82,662

Net interest income after provision for loan losses	274,175	129,474	33,671	127,086	9,294	154,053	727,753

Noninterest income	183,440	66,484	153,707	14,112	165,082	13,967	596,792
Noninterest expense	309,890	77,016	91,613	73,552	125,663	159,994	837,728

Total contribution before taxes	147,725	118,942	95,765	67,646	48,713	8,026	486,817
Provision for income taxes[3]	—	—	—	—	—	156,458	156,458

Net Income	$147,725	$118,942	$95,765	$67,646	$48,713	$(148,432)	$330,359

	Three Months Ended June 30, 2002
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$22,727,576	$21,295,565	$20,960,189	$17,798,067	$1,721,115	$21,989,484	$106,491,996
Average total liabilities	52,321,862	8,469,894	5,775,094	1,151,914	1,583,425	28,446,644	97,748,833
Average total equity	—	—	—	—	—	8,743,163	8,743,163
Net interest income (FTE)[1]	382,192	134,626	61,497	87,766	10,283	146,748	823,112
Provision for loan losses[2]	25,158	10,315	49,402	1,577	577	23,989	111,018

Net interest income after provision for loan losses	357,034	124,311	12,095	86,189	9,706	122,759	712,094

Noninterest income	181,844	56,134	136,551	11,227	168,320	47,611	601,687
Noninterest expense	312,127	73,312	94,317	53,509	123,140	137,577	793,982

Total contribution before taxes	226,751	107,133	54,329	43,907	54,886	32,793	519,799
Provision for income taxes[3]	—	—	—	—	—	176,114	176,114

Net Income	$226,751	$107,133	$54,329	$43,907	$54,886	$(143,321)	$343,685

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses includes a credit risk premium charge for the lines of business.
[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $10,902 and $9,724 for the three months ended June 30, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements (Unaudited)—continued

(Dollars in thousands)(Unaudited)	Six Months Ended June 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$24,466,823	$22,946,530	$21,657,793	$21,173,267	$2,028,933	$26,592,006	$118,865,352
Average total liabilities	52,553,033	10,301,615	7,643,195	1,674,510	1,493,418	36,374,051	110,039,822
Average total equity	—	—	—	—	—	8,825,530	8,825,530
Net interest income (FTE)[1]	626,945	280,487	124,460	255,071	19,491	336,974	1,643,428
Provision for loan losses[2]	74,552	22,920	62,327	3,167	914	(415)	163,465

Net interest income after provision for loan losses	552,393	257,567	62,133	251,904	18,577	337,389	1,479,963

Noninterest income	361,795	135,148	276,956	16,512	322,204	31,836	1,144,451
Noninterest expense	616,859	152,839	180,432	142,209	247,921	315,697	1,655,957

Total contribution before taxes	297,329	239,876	158,657	126,207	92,860	53,528	968,457
Provision for income taxes[3]	—	—	—	—	—	310,250	310,250

Net Income	$297,329	$239,876	$158,657	$126,207	$92,860	$(256,722)	$658,207

	Six Months Ended June 30, 2002
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$21,821,514	$20,777,069	$21,483,985	$18,277,464	$1,714,983	$21,573,715	$105,648,730
Average total liabilities	50,941,971	8,312,757	5,887,048	1,164,499	1,563,748	29,213,212	97,083,235
Average total equity	—	—	—	—	—	8,565,495	8,565,495
Net interest income (FTE)[1]	721,656	264,042	134,470	180,210	20,017	310,368	1,630,763
Provision for loan losses[2]	48,674	20,154	134,562	3,284	1,223	66,696	274,593

Net interest income after provision for loan losses	672,982	243,888	(92)	176,926	18,794	243,672	1,356,170

Noninterest income	348,444	117,047	260,302	16,140	326,566	123,721	1,192,220
Noninterest expense	630,412	158,278	203,059	115,053	244,025	256,034	1,606,861

Total contribution before taxes	391,014	202,657	57,151	78,013	101,335	111,359	941,529
Provision for income taxes[3]	—	—	—	—	—	292,963	292,963

Net Income	$391,014	$202,657	$57,151	$78,013	$101,335	$(181,604)	$648,566

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses includes a credit risk premium charge for the lines of business.
[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $21,445 and $19,269 for the six months ended June 30, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements (Unaudited)—continued

Note 9—Variable Interest Entities and Off-Balance Sheet Arrangements

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

Three Pillars had assets and liabilities, not included on the Consolidated Balance Sheet, of approximately $2.9 billion and $2.8 billion as of June 30, 2003 and December 31, 2002, respectively, which primarily consisted of secured loans, marketable asset-backed securities and short-term commercial paper liabilities. For the quarters ended June 30, 2003 and 2002, activities related to the Three Pillars relationship generated approximately $5.7 million and $4.2 million in fee revenue for SunTrust Bank. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event that it can no longer issue commercial paper or in certain other circumstances. As of June 30, 2003, the liquidity commitments and other credit enhancement SunTrust Bank had to Three Pillars totaled $4.3 billion and $372.5 million, respectively, which represent the Company’s maximum exposure to potential loss. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes. In 2003, SunTrust Bank funded approximately $30 million related to the liquidity arrangement with Three Pillars, resulting from a ratings downgrade of an asset backed security. The Company does not anticipate a credit loss as a result of the transaction.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the criteria for the consolidation of entities similar to Three Pillars. SunTrust believes that Three Pillars, as currently structured, would be consolidated. If consolidated, Three Pillars will not have a material impact on the results of operations of the Company and has an estimated 18 basis points and 28 basis points impact on Tier 1 and Total Capital, respectively. The Company is in the process of restructuring Three Pillars where consolidation under FIN 46 would not be required.

As part of its community reinvestment initiatives, the Company invests in multi-family low income housing throughout its footprint as a limited partner and/or general partner in various properties. The Company receives affordable housing federal and state tax credits for these limited partnership investments. As of June 30, 2003, approximately $1.2 billion of assets are included in partnerships that are not included on the Consolidated Balance Sheet and the Company’s maximum potential exposure to these partnerships is $427.7 million, consisting of the limited partnership investments plus unfunded commitments. The partnerships are considered variable interest entities under FIN 46 and therefore each partnership has been evaluated to determine the Company’s level of variable interests. The Company is the primary beneficiary of several partnerships and approximately $351.5 million in assets will be consolidated for the quarter ended September 30, 2003. Some of the Company’s investments represent a significant variable interest in the partnership and these investments will continue to be accounted for under the equity method of accounting.

The Company is a general partner in a number of limited partnerships, which have been formed to provide investment opportunities for certain SunTrust customers. Assets under management, which are not included in the accompanying balance sheet, totaled $3.1 billion as of June 30, 2003. The application of FIN 46 did not require consolidation of these partnerships.

Notes to Consolidated Financial Statements (Unaudited)—continued

Note 10—Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, as addressed in Note 3, the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of its stock, or provisions of its services. The following is a discussion of the guarantees that the Company has issued as of June 30, 2003 which have characteristics as specified by FIN 45.

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

As of June 30, 2003 and December 31, 2002, the maximum potential amount of the Company’s obligation was $10.7 billion and $9.2 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $91.9 million in other liabilities for unearned fees related to these letters of credit as of June 30, 2003. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

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

At the time of securitization, a reserve was established on the balance sheet in other liabilities representing management’s estimate of loss on securitized loans. The reserve was established based on management’s evaluation of the size and risk characteristics of the securitized loan portfolio. The reserve is periodically evaluated by management for adequacy, with consideration given to the balance of problem loans, prior loan

Notes to Consolidated Financial Statements (Unaudited)—continued

loss experience, current economic conditions, value of collateral and other risk factors. The reserve balance was $1.8 million and $2.3 million as of June 30, 2003 and December 31, 2002, respectively.

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

A third party investor holds Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investor contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of June 30, 2003 and December 31, 2002, $394.8 million and $377.5 million were accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investor, not to exceed 30 years.

SunTrust Securities, Inc. (“STS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customer’s account. For the quarter ended June 30, 2003, STS and STCM experienced minimal net losses as a result of the indemnity. The clearing agreements expire in 2004 for STS and 2005 for STCM.

SunTrust Bank has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding at June 30, 2003 and December 31, 2002 was $225.0 million and $175.0 million, respectively. As of June 30, 2003, the notional amounts expire as follows: $70.0 million in 2003, $25.0 million in 2004, $45.0 million in 2005, $20.0 million in 2007, and $65.0 million in 2008. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc., (“SunTrust” or “the Company”) one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, South Carolina, Virginia and the District of Columbia. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

SunTrust has 1,179 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,221 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the second quarter and first six months of 2003 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2002 Annual Report found on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2003 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (“ROE”). The return on average realized shareholders’ equity excludes net unrealized security gains. The Company also presents a return on average assets less net unrealized gains on securities and a return on average total assets (“ROA”). Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company resulting in an unrealized net gain of $2.2 billion as of June 30, 2003, the Company believes ROA and ROE excluding net unrealized gains from the Company’s securities portfolio is the more indicative performance measure when being compared to other companies.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K. The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In many instances, the Company uses a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities. That change could result in either a beneficial or adverse impact on the financial results. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

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

EARNINGS ANALYSIS

SunTrust reported earnings of $330.4 million and $658.2 million for the second quarter and first six months of 2003, a decrease of $13.3 million, or 3.9%, and an increase of $9.6 million, or 1.5%, compared to the same periods of the prior year. Reported diluted earnings per share were $1.17 and $1.20 for the three months ended June 30, 2003 and 2002, respectively, and $2.34 and $2.26 for the six months ended June 30, 2003 and 2002, respectively. Net income in the first six months of 2002 was reduced by $39.8 million, or $0.14 per share, for after-tax merger charges associated with the Company’s acquisition of Huntington-Florida.

Net interest income decreased $12.7 million, or 1.5%, from the second quarter of 2002 to the second quarter of 2003 and increased $12.7 million, or 0.8%, from the first six months of 2002 to the first six months of 2003. Higher earning assets levels helped offset the adverse impact of a declining margin. Average earning assets increased $11.9 billion, or 12.5%, from the second quarter of 2002 to the second quarter of 2003 and $12.0 billion, or 12.7%, from the first six months of 2002 to the first six months of 2003. The margin declined 43 basis points to 3.05% for the second quarter of 2003 and 37 basis points to 3.13% for the six months ended June 30, 2003 when compared to the same periods of the prior year as declining rates continued to negatively impact spreads.

Provision for loan losses was $82.7 million in the second quarter of 2003, a decrease of $28.4 million, or 25.5%, from the same period last year. Provision for loan loss for the six months ended June 30, 2003 was $163.5 million, a decrease of $111.1 million, or 40.5%. In the first six months of 2002, the provision included $45.3 million to conform the Huntington-Florida loan portfolio to SunTrust’s credit standards. Also contributing to the decline was a decrease of $66.2 million in net charge-offs from the first six months of 2002 to the first six months of 2003. The decline was due to a $65.3 million decline in commercial net charge-offs. Commercial charge-offs in the first six months of 2002 included $67.4 million related to the bankruptcy of a large corporate energy company and $25.5 million to a troubled apparel manufacturer.

Total noninterest income was $596.8 million and $1,144.5 million for the second quarter and first six months of 2003, respectively, down 0.8% and 4.0% from the second quarter and first six months of 2002, respectively. The decline was partially attributable to a decrease of $80.9 million and $121.6 million in mortgage servicing income for the second quarter and first six months of 2003, respectively, due to increased amortization resulting from accelerated prepayments due to the lower rate environment. Also contributing to the decline was a decrease of $24.5 million and $45.9 million in securities gains in the second quarter and first six months of 2003 from the same periods of the prior year. Partially offsetting these declines was an increase in mortgage production income and strong capital markets revenue.

Total noninterest expense increased $43.7 million, or 5.5%, over the second quarter of 2002 and $49.1 million, or 3.1%, over the first six months of 2002. Personnel expenses in the second quarter and first six months increased $15.8 million, or 3.4%, and $29.3 million, or 3.2%, from prior year periods. The increase was due to incentive and commission payments related to higher business volumes particularly in the mortgage line of business, which experienced record levels of production. Pension expense increased $11.8 million from the second quarter of 2002 to the second quarter of 2003 and $24.0 million from the first six months of 2002 to the first six months of 2003 due to a reduced expected long term rate of return on plan assets and a lower discount rate for measuring pension liabilities. The first six months of 2002 included $16.0 million of merger-related charges for operations and systems integration related to the acquisition of Huntington-Florida. The first six months of 2002 also included One Bank expenses of $26.2 million. The One Bank initiative was completed in the fourth quarter of 2002. Amortization of intangible assets increased $7.9 million, or 33.1%, in the first six months of 2003 compared to the same period of the prior year primarily due to six months of amortization expense for the Huntington-Florida purchase recorded in 2003 compared to four months in 2002.

Selected Quarterly Financial Data					Table 1
(Dollars in millions except per share data) (Unaudited)	Quarters
	2003		2002
	2	1	4	3	2
Summary of Operations
Interest and dividend income	$1,174.0	$1,218.1	$1,274.9	$1,270.7	$1,292.0
Interest expense	374.5	395.6	447.8	465.6	478.6

Net interest income	799.5	822.5	827.1	805.1	813.4
Provision for loan losses	82.7	80.8	96.5	98.7	111.0

Net interest income after provision for loan losses	716.8	741.7	730.6	706.4	702.4
Noninterest income	596.8	547.6	527.7	548.9	601.7
Noninterest expense	837.7	818.2	836.4	776.1	794.0

Income before provision for income taxes	475.9	471.1	421.9	479.2	510.1
Provision for income taxes	145.5	143.3	81.6	136.2	166.4

Net income	$330.4	$327.8	$340.3	$343.0	$343.7

Net interest income (taxable-equivalent)	$810.4	$833.0	$837.3	$815.1	$823.1

Per Common Share
Diluted	$1.17	$1.17	$1.20	$1.20	$1.20
Basic	1.19	1.18	1.21	1.21	1.22

Dividends declared	0.45	0.45	0.43	0.43	0.43
Book value	32.62	31.06	31.04	31.04	31.41
Market price:
High	61.98	59.95	63.25	69.12	70.20
Low	51.44	51.73	51.48	55.90	65.10
Close	59.34	52.65	56.92	61.48	67.72

Selected Average Balances
Total assets	$119,448.0	$118,276.2	$114,827.5	$107,845.9	$106,492.0
Earning assets	106,606.4	105,249.0	101,895.5	95,562.2	94,740.5
Loans	74,311.5	73,049.8	72,668.8	71,695.6	70,985.1
Consumer and commercial deposits	69,097.1	67,466.7	67,829.7	66,141.3	65,466.3
Brokered and foreign deposits	10,707.2	10,379.9	7,329.4	4,956.7	5,179.8
Realized shareholders’ equity	7,413.7	7,323.1	7,204.8	7,095.9	6,901.5
Total shareholders’ equity	8,864.1	8,786.6	8,823.3	8,943.3	8,743.1

Common shares—diluted (thousands)	280,287	281,330	283,595	285,991	287,288
Common shares—basic (thousands)	277,397	278,631	280,364	282,310	283,293

Financial Ratios (Annualized)
Return on average total assets	1.11%	1.12%	1.18%	1.26%	1.29%
Return on average assets less net unrealized gains on securities	1.13	1.15	1.20	1.30	1.33
Return on average total shareholders’ equity	14.95	15.13	15.30	15.22	15.77
Return on average realized shareholders’ equity	17.87	18.16	18.74	19.18	19.97
Net interest margin	3.05	3.21	3.26	3.38	3.48

Reconcilement of Non-GAAP Measures
Return on average total assets	1.11%	1.12%	1.18%	1.26%	1.29%
Impact of excluding net unrealized securities gains	0.02	0.03	0.02	0.04	0.04

Return on average assets less net unrealized gains on securities	1.13	1.15	1.20	1.30	1.33

Return on average total shareholders’ equity	14.95	15.13	15.30	15.22	15.77
Impact of excluding net unrealized securities gains	2.92	3.03	3.44	3.96	4.20

Return on average realized shareholders’ equity	17.87	18.16	18.74	19.18	19.97

Net interest income	$799.5	$822.5	$827.1	$805.1	$813.4
FTE Adjustment	10.9	10.5	10.2	10.0	9.7

Net interest income—FTE	$810.4	$833.0	$837.3	$815.1	$823.1

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid

(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)

	Quarter Ended
	June 30, 2003			March 31, 2003
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$72,708.3	$889.9	4.91%	$71,603.8	$902.8	5.11%
Tax-exempt(2)	1,603.2	19.2	4.80	1,446.0	18.5	5.18

Total loans	74,311.5	909.1	4.91	73,049.8	921.3	5.11
Securities available for sale:
Taxable	20,276.8	152.1	3.00	20,554.3	181.3	3.53
Tax-exempt[2]	381.4	6.2	6.53	390.1	6.4	6.57

Total securities available for sale	20,658.2	158.3	3.07	20,944.4	187.7	3.58
Funds sold and securities purchased under agreements to resell	1,476.2	4.3	1.17	1,472.9	4.5	1.25
Loans held for sale	8,255.4	108.4	5.25	8,044.7	111.0	5.52
Interest-bearing deposits	10.7	0.1	1.27	11.6	0.1	1.15
Trading assets	1,894.4	4.7	0.99	1,725.6	4.1	0.96

Total earning assets	106,606.4	1,184.9	4.46	105,249.0	1,228.7	4.73
Allowance for loan losses	(952.0)			(942.0)
Cash and due from banks	3,300.5			3,475.4
Premises and equipment	1,582.1			1,603.4
Other assets	6,617.6			6,578.8
Unrealized gains on securities available for sale	2,293.4			2,311.6

Total assets	$119,448.0			$118,276.2

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$11,576.8	$13.6	0.47%	$11,326.5	$14.9	0.53%
Money Market accounts	22,284.1	57.0	1.03	21,856.3	60.4	1.12
Savings	6,253.3	12.7	0.82	6,218.6	14.0	0.91
Consumer time	8,039.4	51.7	2.58	8,435.3	61.0	2.93
Other time	3,395.4	23.1	2.73	3,442.3	16.0	1.89

Total interest-bearing consumer and commercial deposits	51,549.0	158.1	1.23	51,279.0	166.3	1.31
Brokered deposits	3,573.5	30.7	3.40	3,914.5	34.0	3.47
Foreign deposits	7,133.7	22.2	1.23	6,465.4	19.9	1.23

Total interest-bearing deposits	62,256.2	211.0	1.36	61,658.9	220.2	1.45
Funds purchased and securities sold under agreements to repurchase	11,694.4	29.8	1.01	12,644.7	32.5	1.03
Other short-term borrowings	603.2	1.8	1.17	747.2	2.1	1.15
Long-term debt	11,860.1	131.9	4.46	11,782.9	140.9	4.85

Total interest-bearing liabilities	86,413.9	374.5	1.74	86,833.7	395.7	1.85
Noninterest-bearing deposits	17,548.1			16,187.8
Other liabilities	6,621.9			6,468.1
Realized shareholders’ equity	7,413.7			7,323.1
Accumulated other comprehensive income	1,450.4			1,463.5

Total liabilities and shareholders’ equity	$119,448.0			$118,276.2

Interest rate spread			2.72%			2.88%

Net Interest Income		$810.4			$833.0

Net Interest Margin[3]			3.05%			3.21%

[1]	Interest income includes net loan fees of $30.1, $31.6 and $31.8 million in the quarters ended June 30 and March 31, 2003 and June 30, 2002, respectively, and $61.7 and $61.2 million for the six months ended June 30, 2003 and 2002, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $10.9, $10.5 and $9.7 million in the quarters ended June 30 and March 31, 2003 and June 30, 2002, respectively, and $21.4 and $19.3 million for the six months ended June 30, 2003 and 2002, respectively.

								Table 2

Quarter Ended			Six Months Ended
June 30, 2002			June 30, 2003			June 30, 2002
Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
$69,738.1	$994.7	5.72%	$72,159.1	$1,792.7	5.01%	$69,109.3	$1,975.1	5.76%
1,247.0	17.4	5.58	1,525.0	37.7	4.98	1,234.1	35.0	5.71

70,985.1	1,012.1	5.72	73,684.1	1,830.4	5.01	70,343.4	2,010.1	5.76

16,538.3	211.0	5.10	20,414.8	333.4	3.27	16,242.3	432.1	5.32
413.6	7.1	6.91	385.7	12.6	6.55	419.0	14.5	6.93

16,951.9	218.1	5.15	20,800.5	346.0	3.33	16,661.3	446.6	5.36

1,454.7	6.6	1.79	1,474.6	9.0	1.21	1,316.0	11.8	1.79
3,454.7	57.4	6.65	8,150.7	219.4	5.38	3,767.8	125.0	6.63
352.6	1.5	1.70	11.2	0.1	1.21	340.7	3.0	1.78
1,541.5	6.0	1.57	1,810.4	8.7	0.97	1,544.4	12.3	1.61

94,740.5	1,301.7	5.51	105,931.5	2,413.6	4.59	93,973.6	2,608.8	5.60
(934.0)			(947.0)			(915.8)
3,196.7			3,387.5			3,278.0
1,623.3			1,592.7			1,618.2
4,987.6			6,598.3			4,959.6

2,877.9			2,302.4			2,735.1

$106,492.0			$118,865.4			$105,648.7

$10,181.1	$18.8	0.74%	$11,452.4	$28.4	0.50%	$9,902.1	$36.9	0.75%
20,369.5	84.4	1.66	22,071.4	117.4	1.07	19,783.5	168.2	1.71
6,436.8	23.1	1.44	6,236.0	26.7	0.86	6,354.8	46.8	1.49
9,683.0	91.6	3.80	8,236.2	112.7	2.76	9,363.7	183.6	3.95
3,803.6	25.0	2.64	3,418.7	39.1	2.31	3,648.5	55.8	3.08

50,474.0	242.9	1.93	51,414.7	324.3	1.27	49,052.6	491.3	2.02
2,394.8	28.6	4.72	3,743.1	64.7	3.44	2,520.1	69.4	5.47
2,785.0	12.1	1.72	6,801.4	42.2	1.23	2,785.3	23.9	1.71

55,653.8	283.6	2.04	61,959.2	431.2	1.40	54,358.0	584.6	2.17

9,670.5	34.1	1.40	12,166.9	62.3	1.02	9,954.5	69.6	1.39
783.7	3.4	1.71	674.8	3.9	1.16	1,023.2	8.1	1.60
11,889.9	157.5	5.31	11,821.7	272.8	4.65	12,080.4	315.7	5.27

77,997.9	478.6	2.46	86,622.6	770.2	1.79	77,416.1	978.0	2.55
14,992.2			16,871.7			14,795.3
4,758.8			6,545.5			4,871.8
6,901.5			7,368.7			6,816.1
1,841.6			1,456.9			1,749.4

$106,492.0			$118,865.4			$105,648.7

		3.05%			2.80%			3.05%

	$823.1			$1,643.4			$1,630.8

		3.48%			3.13%			3.50%

[3]	Derivative instruments used to help manage SunTrust’s interest-sensitivity position increased net interest income $10.6 million and decreased net interest income $0.6 and $11.7 million in the quarters ended June 30 and March 31, 2003 and June 30, 2002, respectively, and increased net interest income $10.1 million and decreased net interest income $33.0 million for the six months ended June 30, 2003 and 2002, respectively.

Business Segments. Prior to 2001, the Company’s segment disclosures were aligned with its geographic regions as defined by its former multiple bank charters. During 2000, as a result of the consolidation of its multiple bank charters into a single legal entity, the Company began to redefine its operating model and created a line of business management structure to overlay its former multiple bank management structure. In January 2001, the Company began implementing significant changes to its internal management reporting system to measure and manage certain business activities by line of business. For more financial details on business segment disclosures, please see Note 8—Business Segment Reporting in the Notes to the Financial Statements. The lines of business are defined as follows:

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

Corporate and Investment Banking

Corporate and Investment Banking (“CIB”) is comprised of the following businesses: corporate banking, investment banking, capital market businesses, commercial leasing, receivables capital management and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines, providing along with credit, a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small and mid cap growth companies and is organized along industry specialty lines, raising public and private equity and providing merger and acquisition advisory services. The debt and equity capital markets businesses support both the corporate banking and investment banking relationships as well as the smaller commercial clients who are covered by our Commercial line of business and wealthy individuals who are served by our PCS line of business. Our equity research coverage universe includes companies from all of the client bases mentioned above. Commercial leasing provides equipment leasing and finance primarily to corporate and commercial clients of SunTrust. Receivables Capital Management provides traditional factoring services as well as other value-added receivables management services.

Private Client Services

Private Client Services (“PCS”) provides a full array of wealth management products and professional services to both individual and institutional clients. PCS’ primary segments include brokerage, individual wealth management, and institutional investment management and administration. SunTrust Securities, Inc.

operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. Alexander Key offers full service brokerage services to affluent and wealthy clients who generally do not have a pre-existing relationship with the Company. Alexander Key is currently located in Atlanta, Nashville, Washington D.C., Jacksonville, Orlando, and Richmond with plans to expand into additional high opportunity markets. PCS also offers professional investment management and trust services to clients seeking active management of their financial resources. The ultra high net worth segment of these clients is serviced by Asset Management Advisors (“AMA”). AMA provides “family office” services to high net worth clients. Acting in this capacity, AMA investment professionals utilize sophisticated financial products and wealth management tools to provide a holistic approach to multi-generational wealth management. AMA is currently located in Atlanta, Orlando, West Palm Beach, Washington D.C., and Greenwich, Connecticut. Institutional investment management and administration is comprised of Trusco Capital Management, Inc. (“Trusco”), Retirement Services, Endowment & Foundation Services, Corporate Trust, and Stock Transfer. Retirement Services provides administration and custody services for 401(k) and employee defined benefit plans. Endowment & Foundation Services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate Trust targets issuers of tax-exempt and corporate debt and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services. Trusco is a registered investment advisor that acts as the investment manager for PCS’ clients and the STI Classic Funds.

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

The following table for SunTrust’s reportable business segments compares total income before taxes for the three and six months ended June 30, 2003 to the same period last year:

Total Contribution Before Taxes	Table 3

(Dollars in thousands) (Unaudited)	Three Months Ended
	June 30, 2003	June 30, 2002
Retail	$147,725	$226,751
Commercial	118,942	107,133
Corporate and Investment Banking	95,765	54,329
Mortgage	67,646	43,907
Private Client Services	48,713	54,886
Corporate/Other	8,026	32,793

Total Consolidated FTE Adjusted	486,817	519,799
Less: FTE Adjustments	10,902	9,724

Total Consolidated	$475,915	$510,075

	Six Months Ended
	June 30, 2003	June 30, 2002
Retail	$297,329	$391,014
Commercial	239,876	202,657
Corporate and Investment Banking	158,657	57,151
Mortgage	126,207	78,013
Private Client Services	92,860	101,335
Corporate/Other	53,528	111,359

Total Consolidated FTE Adjusted	968,457	941,529
Less: FTE Adjustments	21,445	19,269

Total Consolidated	$947,012	$922,260

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and six months ended June 30, 2003 to the same period last year:

				Table 4
(Dollars in thousands) (Unaudited)	Three Months Ended
	June 30, 2003		June 30, 2002
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$23,032,226	$52,745,930	$21,747,548	$52,109,291
Commercial	21,610,825	10,235,959	19,662,571	8,390,458
Corporate and Investment Banking	15,032,295	2,915,413	16,010,733	2,412,460
Mortgage	12,589,452	1,729,327	12,017,615	825,806
Private Client Services	1,976,603	1,508,692	1,555,596	1,564,374

	Six Months Ended
	June 30, 2003		June 30, 2002
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$22,823,867	$52,394,214	$20,886,758	$50,733,328
Commercial	21,224,321	10,150,925	19,160,763	8,233,457
Corporate and Investment Banking	15,369,070	2,862,776	16,390,846	2,345,479
Mortgage	12,339,495	1,505,225	12,086,939	810,250
Private Client Services	1,870,468	1,464,789	1,547,554	1,539,932

The following analysis details the operating results for each line of business for the three and six months ended June 30, 2003 and 2002:

Retail

Retail’s contribution before taxes for the six months ended June 30, 2003 was $297.3 million, declining $93.7 million, or 24.0%, compared to the six months ended June 30, 2002. The second quarter 2003 contribution before taxes declined $79.0 million, or 34.9%. The decrease in contribution before taxes was attributable to a decline in net interest income. Net interest income for deposits declined as the lower interest rate environment depressed funds transfer pricing credit rates on deposits. Deposit margin compression, or the inability to reduce interest rates paid on deposits as much as the drop in the funds transfer pricing credit, also contributed to the decline in net interest revenue. Provision for loan losses increased $25.9 million year to date and $12.7 million compared to the second quarter of 2002.

Lower noninterest expense and higher noninterest income partially offset the impact of lower net interest income. Expense reduction programs succeeded in cutting noninterest expenses by $13.6 million year over year and by $2.2 million quarter over quarter. Year to date fee income increased $13.4 million from 2002 and $1.6 million for the quarter as compared with the same quarter last year.

Balance sheet growth continued with average loan balances growing $1.9 billion, or 9.3%, year over year. Average loan balances grew $1.3 billion, or 5.9%, for quarter over previous year quarter. Average deposit balances increased $1.7 billion, or 3.3%, year over year and $636.6 million, or 1.2%, quarter over previous year quarter. The Lighthouse acquisition did not have a material impact on the balance sheet.

Commercial

The Commercial line of business’ contribution before taxes increased $37.2 million, or 18.4%, between year to date periods ending June 30, 2003 and 2002. The increased contribution before taxes was driven by a combination of increased net interest income on loans, increased noninterest income and lower expenses. The contribution before taxes for the quarter ending June 30, 2003, increased by $11.8 million, or 11.0%, over the same period in 2002.

Net interest income increased by $16.4 million, or 6.2%, during the comparable year to date periods, driven by a $2.1 billion, or 10.8%, increase in loan volumes and improved net interest income on loans. Deposit volumes also rose by $1.9 billion, or 23.3%. Increased loan volumes were largely the result of increased demand while higher deposit volume resulted from increased market liquidity. Net interest income for the quarters ending June 30, 2003 and 2002, increased by $6.5 million, or 4.8%, driven by greater volumes and improved net interest income on loans.

Total noninterest income increased by $18.1 million, or 15.5%, from June 30, 2002 to June 30, 2003. The improvement was generated by greater account service charges, letters of credit fees and merchant income. Higher service charges were a function of greater account volumes at lower earnings credit rates. Improved letter of credit fees and merchant income resulted largely from increased volume. Noninterest income for the second quarter of 2003 increased $10.4 million, or 18.4% compared to the second quarter of 2002.

Total noninterest expense decreased by $5.4 million, or 3.4%, between comparable year to date periods driven by controlled salary expenses and reduced support costs. Expenses grew by $3.7 million, or 5.1%, during quarterly periods ending June 30, 2003 and 2002.

Corporate and Investment Banking

Corporate and Investment Banking’s contribution before taxes increased $101.5 million, or 177.6%, the first half of 2003 compared to the first half of 2002. The biggest factor in the improvement was a $72.2 million decrease in the provision for loan losses. The remaining $29.3 million increase was due to improvements of $16.7 million in noninterest income and $22.6 million in noninterest expense, partially offset by a decline of $10.0 million in net interest income. Noninterest income increased 6.4% due primarily to capital markets revenue generated as customers continue to restructure their balance sheets, taking advantage of the historic low interest rate environment. Noninterest expense declined 11.1% due to the continued management of these expenses in a challenging operating environment. The net interest income reduction was predominately due to average loan balances declining $1.0 billion, or 6.2%, resulting from continued soft loan demand and refinancings in the public markets. Average deposit balances increased $517.3 million, or 22.1%, benefiting from increased liquidity in the market place.

Corporate and Investment Banking’s contribution before taxes increased $41.4 million, or 76.3%, for the quarter ended June 30, 2003, as compared with the same quarter prior year. Contributing to the increase was a $18.0 million decrease in the provision for loan losses. The remaining $23.4 million increase was predominately due to a $17.2 million, or 12.6%, improvement in noninterest income, relating primarily to increased capital markets revenue.

Private Client Services

Private Client Services line of business’ contribution before taxes decreased $6.2 million, or 11.2%, for the quarter ended June 30, 2003 and $8.5 million, or 8.4%, for the six month period ended June 30, 2003 compared to the same periods in 2002.

Trust and investment management income decreased $8.0 million, or 6.0%, compared to the second quarter of 2002 and $16.2 million, or 6.2% year to date. As of June 30, 2003 and 2002, assets under management were approximately $96 billion and $93 billion, respectively. Average assets under management for the three month periods ended June 30, 2003 and 2002 were approximately $94 billion and $96 billion, respectively, and for the six month periods ended June 30, 2003 and 2002 were approximately $92 billion and $94 billion, respectively, which contributed to the decline in revenue. The revenue decline was also attributable to less non-recurring revenue, primarily related to estate fees, in 2003 compared to 2002. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $171.1 billion, which included $22.5 billion in non-managed corporate trust assets, $33.0 billion in non-managed trust assets, and $19.6 billion in retail brokerage assets. The retail brokerage assets include $1.7 billion related to Alexander Key. Assets under management increased 3.0% despite the 1.5% decline in the equity markets due to strong net new business and an appreciation in bond values. Lost business was comparable with prior periods, and new business maintained its momentum.

Retail investment income increased $4.7 million, or 12.5%, compared to the second quarter of 2002 and $10.8 million, or 15.8% year to date. As of June 30, 2003, brokerage assets increased 28.2% compared to June 30, 2002. The increase is primarily due to an increase in broker production, the number of brokers, and increased revenue generated by Alexander Key. Retail investment sales increased 19.6% and 22.8%, respectively compared to the second quarter 2002 and year to date.

Noninterest expense increased $2.5 million, or 2.0%, for the quarter ended June 30, 2003 and $3.9 million, or 1.6%, for the six month period ended June 30, 2003 compared to the same periods in 2002. The increase was primarily due to additional personnel and occupancy expenses associated with PCS’ business related investments. PCS continues to invest in the core business, new product capabilities, and new distribution channels, but has been able to partially offset these costs with various efficiency initiatives.

Mortgage

Driven by the historically low interest rates, mortgage loan production reached record levels of $23.6 billion and $13.4 billion for 2003 year to date and second quarter periods, respectively. Production for both periods was more than double that of the comparable 2002 periods. Mortgage line of business average assets increased $2.9 billion and $3.8 billion for year to date and second quarter, respectively, principally due to higher volumes of mortgages held for sale that resulted from higher loan production.

The Mortgage line of business’ contribution before taxes was $126.2 million for the first six months of 2003, up 61.8% over the first half of 2002. For second quarter 2003, the contribution before taxes was $67.6 million, a 54.1% increase over the comparable period in 2002. Net interest income was up $74.9 million for the first half of 2003 compared with 2002 and $40.9 million in second quarter 2003 compared with the same quarter of 2002. The higher net interest income was primarily due to interest on higher volumes of mortgages held for sale. Noninterest income for the 2003 year to date and quarterly periods increased $.4 million and $2.9 million, respectively, compared with the same 2002 periods. Production income increased as a result of record production. However, the higher income was offset by a decline in servicing-related income due to increased mortgage servicing rights amortization expense that resulted from lower interest rates and higher prepayments of loans. Noninterest expense for the second quarter and year to date increased $20.0 million and $27.2 million compared to the same periods of the prior year primarily due to increases in volume-related expenses.

Corporate/Other

The Corporate/Other line of business’ second quarter contribution before taxes decreased from $32.8 million in 2002 to $8.0 million in 2003, a reduction of 75.5%. The six month contribution before taxes declined $57.8 million, or 51.9%, from 2002 to 2003.

Net interest income increased by $6.9 million, or 4.7%, for the second quarter and $26.6 million, or 8.6%, for the six month period ended June 30, 2003 compared to the same periods in 2002. The changes were the result of residual offsets derived from matched maturity funds transfer pricing and a larger investment portfolio. Noninterest income decreased $33.6 million, or 70.7%, in the second quarter of 2003 compared to 2002, and $91.9 million, or 74.3%, during the first six months of 2003 compared to the same period in 2002. These declines were primarily the result of lower security gains and lower merchant servicing income.

Noninterest expense increased $22.4 million, or 16.3%, in the second quarter of 2003 compared to the same quarter in the prior year and $59.7 million, or 23.3%, for the six month period. These increases were primarily caused by increased employee benefit expense for pension and medical insurance and increased advertising expense.

Average total assets increased $4.4 billion, or 20.1%, in the second quarter of 2003 compared to the same quarter in 2002, and $5.0 billion, or 23.3%, in the first six months of 2003 compared to the same period in 2002. The changes were primarily because of an increase in the investment portfolio. Average total liabilities increased by $7.9 billion, or 27.6%, for the quarter and $7.2 billion, or 24.5%, for the six months ended June 30, 2003 compared to the same periods in 2002. The changes were primarily because of growth in foreign interest bearing deposits and Fed Funds purchased.

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

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including expected, or “most likely”, as well as deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid ramping of interest rates, gradual ramping of interest rates, spread narrowing and widening, and yield curve twists. Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario, but in some analyses, assumptions are deliberately changed to test the Company’s exposure to a specified event or set of events. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

The following table reflects the estimated change in net interest income as a percent of net interest income forecasted under stable rates for the next twelve months due to a gradual change in interest rates (25 bps per quarter). Rates were ramped down 75 basis points in June versus 100 basis points in March (and previous quarters), since the Fed Funds rate declined to 1.00% in late June and for net interest income simulation purposes taking the Fed Funds rate to 0.00% would be a low probability. Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2003	March 31, 2003
+100	0.4%	0.5%
-75	-0.8%	—
-100	—	-0.8%

As indicated, a gradual decrease in interest rates would reduce net interest income, but by an amount that is within the policy limits. A gradual increase would tend to enhance net interest income. Thus, the Company’s interest rate sensitivity position is modestly asset-sensitive. While simulations of more rapid changes in interest rates indicate more adverse changes in net interest income, the Company is still within the policy limits.

SunTrust also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time (ramp), EVE uses instantaneous changes in rates (shock). EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of June 30, 2003, an instantaneous 100 basis point increase in rates is estimated to increase the EVE 6.5% versus the EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to decrease the EVE 8.3% versus the EVE in a stable rate environment. These changes are within the established policy limits.

While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

The net interest income simulation and valuation analyses (EVE) do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Trading Activities

Most of the Company’s trading activities are designed to provide capital markets services to customers and not to position the Company’s portfolio for gains from market movements. In order to accommodate customers, an inventory of capital markets instruments is carried and access to market liquidity is maintained by making bid-offer prices to other market makers. Trading activities are confined to financial instruments and derivatives. The Company participates in derivatives and foreign exchange trading, as well as underwriting and market making in equity securities as an accommodation to customers. Cash instruments are bought and sold to satisfy customer investment needs. Derivative contracts are initially entered into to meet the customer risk management needs. The Company enters into subsequent transactions to manage the level of risk in accordance with approved limits.

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

The estimated combined period-end Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each Desk) was $2.5 million at June 30, 2003 and $1.4 million at December 31, 2002. The trading account net asset balance was $943.1 million as of June 30, 2003 and $787.1 million as of December 31, 2002.

Other Market Risk

Other sources of market risk include MSRs and the risk associated with holding mortgage loans prior to selling them (mortgage warehouse) into the secondary market, and commitments to customers to make mortgage loans (mortgage pipeline) that will be sold to the secondary market.

The value of the MSRs asset is dependent upon the assumed prepayment speed of the mortgage portfolio. Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan pays off earlier than anticipated. MSRs are the discounted present value of future net cash flows that are expected to be received from the servicing portfolio. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; it does however employ a balanced business strategy using the natural counter-cyclicality of servicing and production to mitigate impairment risk.

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

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.2 billion at June 30, 2003. A 10% decrease in share price of The Coca-Cola Company common stock at June 30, 2003 would result in a decrease, net of deferred taxes, of approximately $146 million in accumulated other comprehensive income.

Net Interest Income/Margin. Net interest income for the first six months of 2003 was $1,643.4 million, an increase of $12.7 million or 0.8% from the first six months of 2002 and $810.4 million for the second quarter of 2003, a decrease of $12.7 million or 1.5%, from the prior year. For the six month period, the benefit from higher volumes more than offset the adverse impact of the lower rate environment on net interest income. Comparing the second quarter of 2003 versus the second quarter of 2002, the benefit from higher volumes was outweighed by the impact of the lower rate environment.

The net interest margin declined 37 basis points and 43 basis points, respectively, from 3.50% in the first six months of 2002 to 3.13% in the first six months of 2003 and from 3.48% in the second quarter of 2002 to 3.05% in the second quarter of 2003. The earning asset yield for the first six months and second quarter of 2003 declined 101 basis points and 105 basis points, respectively, from the first six months and second quarter of 2002. For the first six months and second quarter of 2003, loan yields decreased 75 basis points and 81 basis points and securities available for sale yields declined 203 basis points and 208 basis points, respectively, from the comparable prior year periods. In the first six months and second quarter of 2003, the total interest-bearing liability costs declined 76 basis points and 72 basis points, respectively, from the first six months and second quarter of 2002. The larger decrease in earning asset yield versus the decrease in liability cost caused the overall net interest margin to decline on a quarterly and year to date basis.

The decrease in the margin was due to a number of factors. The shift in the Company’s balance sheet structure to a slightly asset-sensitive position in anticipation of rising rates has not produced the expected margin benefit since rates have not materially risen as of June 30, 2003 and the yield curve has flattened throughout the latter part of 2002 and the first six months of 2003. STI prime rate averaged 4.24% for both the first six months and for the second quarter of 2003, a decline of approximately 50 basis points from the comparable prior year period averages. The Federal Reserve Bank Fed Funds rate averaged 1.24% for the first six months and 1.23% for the second quarter of 2003, approximately 51 basis points below the first six months and second quarter 2002 average. The lower rates and flattening of the yield curve in the latter part of 2002 and into the first six months of 2003 created an acceleration of prepayments in the mortgage industry. As prepayments accelerated, higher yielding assets were replaced by lower yielding assets, which reduced the yield on the residential mortgage loan and the mortgage-backed securities portfolios. The repositioning of the investment portfolio during 2001 and 2002 shortened the duration of the portfolio and contributed to the decrease in the portfolio yield. Net free funding sources, comprised of demand deposits, equity and other liabilities, net of other assets, are worth less in a low/declining rate environment, contributing to compression of the net interest margin.

Average earning assets were up 12.7% and 12.5% and average interest-bearing liabilities increased 11.9% and 10.8% for the first six months and second quarter of 2003, respectively, versus the first six months and second quarter of 2002. Average loans rose $3.3 billion, securities available for sale increased $4.1 billion and $3.7 billion, and the mortgage warehouse increased $4.4 billion and $4.8 billion in the first six months and second quarter of 2003, respectively, due to increased refinancing activity.

The Company continues to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow retail deposits. Campaigns to attract consumer deposits were implemented in 2002 and 2003. The Company believes that deposit growth has also benefited from the volatility in the financial markets. Average money market deposits grew 11.6% and 9.4%, NOW accounts increased 15.7% and 13.7%

and demand deposits 14.0% and 17.0% in the first six months and second quarter of 2003, respectively, over the first six months and second quarter of 2002.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of three basis points in 2003 and 2002. Table 2 contains more detailed information concerning average balances, yields earned and rates paid.

Noninterest Income. Noninterest income decreased $4.9 million, or 0.8%, and $47.8 million, or 4.0%, from the second quarter and first six months of 2002 to the second quarter and first six months of 2003. Negatively impacting noninterest income were decreases in mortgage servicing income, securities gains, and trust and investment management income. Amortization of mortgage servicing rights increased $83.6 million and $126.2 million from the second quarter and first six months of 2002, respectively, to the second quarter and first six months of 2003, respectively, due to accelerated amortization of mortgage servicing rights resulting from increased prepayments in the low interest rate environment. Securities gains declined $24.5 million and $45.9 million from the second quarter and first six months of 2002, respectively, to the second quarter and first six months of 2003, respectively, primarily due to the ongoing management of the Company’s overall interest rate sensitivity position.

Positively impacting noninterest income was a $79.2 million and $112.2 million increase in mortgage production income in the second quarter and first six months of 2003, respectively, compared to the same periods of the prior year. Total mortgage production for the second quarter and first six months of 2003 was $13.4 billion and $23.6 billion compared to $5.7 billion and $11.5 billion for the second quarter and first six months of 2002. Combined trading account profits and commissions and investment banking income, SunTrust’s capital market revenue sources, increased $9.7 million and $3.9 million in the second quarter and first six months of 2003, respectively, compared to the same periods of the prior year due to strong growth in the debt capital markets. Service charges on deposit accounts increased $4.2 million and $16.0 million compared to the second quarter and first six months of 2002 primarily due to increased NSF/stop payment volumes. Other charges and fees increased $7.0 million compared to the second quarter of 2002 and $14.9 million year to date due primarily to an increase in insurance revenues related to mortgage refinancing activities and increased letters of credit fees.

Trust and investment management income decreased $8.0 million, or 6.0%, compared to the second quarter of 2002 and $16.2 million, or 6.2% year to date. As of June 30, 2003 and 2002, assets under management were approximately $96 billion and $93 billion, respectively. Average assets under management for the three month periods ended June 30, 2003 and 2002 were approximately $94 billion and $96 billion, respectively, and for the six month periods ended June 30, 2003 and 2002 were approximately $92 billion and $94 billion, respectively, which contributed to the decline in revenue. The revenue decline was also attributable to less non-recurring revenue, primarily related to estate fees, in 2003 compared to 2002. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $171.1 billion, which included $22.5 billion held in non-managed corporate trust assets, $33.0 billion in non-managed trust assets, and $19.6 billion in retail brokerage assets. The retail brokerage accounts include $1.7 billion related to Alexander Key. Assets under management increased 3.0% despite the 1.5% decline in the equity markets due to strong net new business and an appreciation in bond values. Lost business was comparable with prior periods, and new business maintained it momentum.

Retail investment income increased $4.7 million, or 12.5%, compared to the second quarter of 2002 and $10.8 million, or 15.8% year to date. As of June 30, 2003, brokerage assets increased 28.2% compared to June 30, 2002. The increase is primarily due to an increase in broker production, the number of brokers, and increased revenue generated by Alexander Key. Retail investment sales increased 19.6% and 22.8%, respectively, compared to the second quarter 2002 and year to date.

In May 2003, Visa agreed to lower the fees they charge retailers for processing certain debit card transactions. Beginning in August 2003, this lower fee structure will result in a reduction of debit card income recorded by banks. SunTrust expects this agreement will reduce debit card income approximately $1 million per month through the remainder of 2003 compared to the same months in 2002. The Company is continuing to assess the impact on periods beyond 2003.

Noninterest Income					Table 5
(Dollars in millions) (Unaudited)	Quarters
	2003		2002
	2	1	4	3	2
Service charges on deposit accounts	$158.0	$157.8	$156.2	$157.0	$153.8
Trust and investment management income	124.2	120.8	119.4	123.9	132.2
Retail investment services	42.0	37.5	33.0	35.1	37.3
Other charges and fees	82.6	78.3	74.3	76.6	75.6
Mortgage production	82.1	38.8	61.3	22.3	3.0
Mortgage servicing	(80.1)	(47.0)	(68.1)	(36.5)	0.8
Investment banking income	57.2	33.8	39.5	39.8	52.8
Trading account profits and commissions	29.6	30.8	29.7	23.6	24.2
Credit card and other fees	32.4	28.6	29.9	27.4	31.4
Securities gains	31.2	42.0	39.5	45.8	55.7
Other income	37.6	26.2	13.0	33.9	34.9

Total noninterest income	$596.8	$547.6	$527.7	$548.9	$601.7

Noninterest Expense. Noninterest expense increased $43.7 million, or 5.5%, and $49.1 million, or 3.1%, in the second quarter and first six months of 2003 compared to the same periods of the prior year. The first six months of 2002 included $16.0 million of merger related charges for operations and systems integration related to the acquisition of Huntington-Florida. The first six months of 2002 also included One Bank expenses of $26.2 million. The One Bank initiative was completed in the fourth quarter of 2002.

Personnel expense increased $15.8 million, or 3.4%, from the second quarter of 2002 to the second quarter of 2003 and $29.3 million, or 3.2%, from the first six months of 2002 to the first six months of 2003. The increase in personnel expense was mainly attributable to incentive and commission payments related to higher business volumes particularly in the mortgage line of business, which experienced record levels of production. Positively impacting personnel expense was reduction in headcount from the second quarter of 2002 to the second quarter of 2003. Headcount declined from 28,664 at June 30, 2002 to 27,336 at June 30, 2003. Pension expense increased $11.8 million from the second quarter of 2002 to the second quarter of 2003 and $24.0 million from the six months ended June 30, 2002 to the six months ended June 30, 2003 due to a reduced expected long term rate of return on plan assets and a lower discount rate for measuring pension liabilities.

Also contributing to the rise in noninterest expense was a $7.3 million, or 40.2%, and $7.0 million, or 16.2%, increase for the second quarter and first six months of 2003, respectively, compared to the same periods of the prior year in marketing and customer development related to increased sales initiatives. Amortization of intangible assets increased $7.9 million, or 33.1%, in the first six months of 2003 compared to the same period of the prior year primarily due to six months of amortization expense for the Huntington-Florida purchase recorded in 2003 compared to four months in 2002. Positively impacting noninterest expense was a decrease of $7.3 million and $17.2 million in the second quarter and first six months of 2003, respectively, in legal and consulting fees mainly attributable to the completion of the One Bank project.

Noninterest Expense				Table 6
(Dollars in millions) (Unaudited)	Quarters
	2003		2002
	2	1	4	3	2
Salaries	$261.8	$272.8	$270.5	$276.1	$297.6
Other compensation	124.6	102.2	114.7	87.1	96.7
Employee benefits	96.2	98.7	71.0	72.2	72.5

Total personnel expense	482.6	473.7	456.2	435.4	466.8
Outside processing and software	61.0	57.1	57.0	59.9	54.0
Net occupancy expense	58.6	57.7	61.7	57.6	55.9
Equipment expense	44.5	43.5	45.1	42.8	43.2
Marketing and customer development	25.6	24.9	20.8	15.7	18.2
Credit and collection services	19.2	16.1	15.9	14.2	16.2
Postage and delivery	17.1	17.5	18.3	17.0	17.5
Other staff expense	15.8	10.6	13.8	12.2	12.1
Communications	15.4	14.9	14.1	16.6	17.5
Amortization of intangible assets	15.2	16.7	17.5	17.5	17.5
Consulting and legal	14.6	12.7	25.0	21.6	21.8
Operating supplies	8.5	9.7	11.2	10.3	12.9
FDIC premiums	4.8	4.1	4.2	4.4	4.6
Other real estate (income) expense	(0.8)	—	0.3	(0.1)	(0.4)
Other expense	55.6	59.0	75.3	51.0	36.2

Total noninterest expense	$837.7	$818.2	$836.4	$776.1	$794.0

Efficiency ratio	59.5%	59.3%	61.3%	56.9%	55.7%

Provision for Loan Losses and Allowance for Loan Losses. Provision for loan losses totaled $82.7 million in the second quarter of 2003, a decrease of $28.4 million, or 25.5% from the second quarter of 2002. Net charge-offs for the second quarter of 2003 were $82.2 million, a decline of $27.5 million or 25.1% from the same period of the prior year.

Provision for loan losses totaled $163.5 million in the first six months of 2003, a decrease of $111.1 million, or 40.5%, compared to the same period of 2002. Net charge-offs for the six months ended June 30, 2003 were $162.0 million, a decrease of $66.2 million or 29.0% from the six months ended June 30, 2002. The decline was due to a $65.3 million reduction in commercial net charge-offs. Commercial charge-offs in the first six months of 2002 included $67.4 million related to the bankruptcy of a large corporate energy company and $25.5 million to a troubled apparel manufacturer.

The SunTrust Allowance for Loan Losses Committee meets at least quarterly to affirm the allowance methodology, analyze provision and charge-off trends and assess the appropriateness of the allowance. The allowance analysis is based on accounting and regulatory guidance concerning pooled loans and specifically analyzed loans, along with other internal and external factors that affect credit losses. These other factors consider variables such as the economic environment, concentrations of credit exposure and administrative risks. These factors are key elements in the assessment of the appropriateness of the allowance because of their impact on borrowers’ repayment capacity.

At June 30, 2003, SunTrust’s allowance for loan losses totaled $940.9 million, or 1.25% of total loans, compared to $930.1 million, or 1.27% of total loans at December 31, 2002. The allowance as a percentage of total nonperforming loans increased from 182.0% at December 31, 2002 to 194.8% at June 30, 2003. The allowance as a percentage of annualized quarterly net charge-offs increased from 245.0% at December 31, 2002 to 285.5% at June 30, 2003, due to comparatively lower charge-offs in the first six months of 2003.

Summary of Loan Loss Experience					Table 7
(Dollars in millions) (Unaudited)	Quarters
	2003		2002
	2	1	4	3	2
Allowance for Loan Losses
Balances—beginning of quarter	$931.1	$930.1	$929.3	$928.9	$927.6
Allowance from acquisitions and other activity—net	9.3	—	—	—	—
Provision for loan losses	82.7	80.8	96.5	98.7	111.0

Charge-offs:
Commercial	(59.7)	(50.2)	(49.8)	(73.1)	(81.4)
Real estate:
Construction	(0.6)	(0.1)	(0.1)	(0.3)	(0.2)
Residential mortgages	(4.4)	(3.9)	(7.2)	(3.7)	(3.4)
Other	(1.1)	(0.2)	(0.4)	(1.0)	(7.1)
Commercial credit card	(0.7)	(0.6)	(0.8)	(0.3)	(0.4)
Consumer loans	(33.8)	(44.9)	(56.9)	(36.1)	(31.8)

Total charge-offs	(100.3)	(99.9)	(115.2)	(114.5)	(124.3)

Recoveries:
Commercial	7.4	9.1	8.1	6.6	5.2
Real estate:
Construction	0.2	0.2	0.3	—	(0.1)
Residential mortgages	1.1	1.3	0.9	1.1	1.1
Other	0.2	0.3	1.5	1.0	0.3
Commercial credit card	0.1	—	0.2	0.2	0.3
Consumer loans	9.1	9.2	8.5	7.3	7.8

Total recoveries	18.1	20.1	19.5	16.2	14.6

Net charge-offs	(82.2)	(79.8)	(95.7)	(98.3)	(109.7)

Balance—end of quarter	$940.9	$931.1	$930.1	$929.3	$928.9

Quarter-end loans outstanding	$75,261.8	$73,849.8	$73,167.9	$72,604.9	$71,822.3
Average loans	74,311.5	73,049.8	72,668.8	71,695.6	70,985.1

Allowance to quarter-end loans	1.25%	1.26%	1.27%	1.28%	1.29%
Allowance to nonperforming loans	194.8	179.0	182.0	167.8	194.0
Net charge-offs to average loans (annualized)	0.44	0.44	0.52	0.54	0.62
Recoveries to total charge-offs	18.0	20.1	16.9	14.2	11.7

Nonperforming Assets				Table 8
(Dollars in millions) (Unaudited)	2003		2002
	June 30	March 31	December 31	September 30	June 30
Nonperforming Assets
Nonaccrual loans:
Commercial	$304.6	$345.1	$351.3	$393.0	$316.4
Real Estate:
Construction	8.4	11.9	10.0	11.1	7.2
Residential mortgages	81.3	82.6	82.5	81.1	72.8
Other	47.6	46.2	38.0	42.6	53.8
Consumer loans	38.7	34.3	29.2	26.0	28.8

Total nonaccrual loans	480.6	520.1	511.0	553.8	479.0
Restructured loans	2.5	—	—	—	—

Total nonperforming loans	483.1	520.1	511.0	553.8	479.0
Other real estate owned (OREO)	20.9	18.0	18.0	15.0	18.2
Other repossessed assets	11.4	10.3	13.0	25.9	21.3

Total nonperforming assets	$515.4	$548.4	$542.0	$594.7	$518.5

Ratios:
Nonperforming loans to total loans	0.64%	0.70%	0.70%	0.76%	0.67%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.68	0.74	0.74	0.82	0.72
Accruing Loans Past Due 90 Days or More	$157.1	$165.3	$177.9	$185.8	$175.8

Nonperforming Assets. Nonperforming assets totaled $515.4 million at June 30, 2003, a decrease of $26.6 million, or 4.9%, from December 31, 2002. The decrease was primarily due to a $27.9 million decline in nonperforming loans and resulted in a decline in the ratio of nonperforming assets to total loans plus other real estate owned (“OREO”) and other repossessed assets from .74% at December 31, 2002 to .68% at June 30, 2003. Nonperforming loans at June 30, 2003 include $480.6 million of nonaccrual loans and $2.5 million of restructured loans, the latter of which represents a select group of consumer workout loans.

Interest income on nonperforming loans, if recognized, is recorded using the cash basis method of accounting. During the first six months of 2003 and 2002, this amounted to $5.6 million and $6.8 million, respectively. Interest income of $19.2 million and $23.8 million would have been recorded if all nonperforming loans had been accruing interest according to their original contract terms in the six months ended June 30 2003 and 2002, respectively.

Loan Portfolio by Types of Loans					Table 9
(Dollars in millions) (Unaudited)	2003		2002
	June 30	March 31	December 31	September 30	June 30
Commercial	$28,273.2	$28,557.2	$28,693.6	$28,823.9	$28,690.0
Real estate:
Construction	4,281.4	4,040.2	4,002.4	3,936.7	3,841.0
Residential mortgages	21,284.6	20,302.4	19,443.4	19,187.5	18,605.3
Other	9,324.6	9,181.4	9,101.8	8,881.4	8,802.2
Commercial credit card	132.1	127.9	111.3	115.6	102.1
Consumer loans	11,965.9	11,640.7	11,815.4	11,659.8	11,781.7

Total loans	$75,261.8	$73,849.8	$73,167.9	$72,604.9	$71,822.3

Loans. Total loans at June 30, 2003, were $75.3 billion, an increase of $2.1 billion, or 2.9%, from December 31, 2002 primarily due to an increase in residential mortgages and the acquisition of Lighthouse. The Lighthouse acquisition added $574.9 million of loans to the portfolio as of June 30, 2003, including $339.6 million in residential mortgages and $180.4 million in construction loans. Residential mortgages, which include home equity lines, increased $1.8 billion, or 9.5%, compared to December 31, 2002. This increase was primarily due to a $979.8 million, or 18.9%, increase in home equity lines and a $990.5 million, or 8.0%, increase in retained first mortgages. The Company retains in its loan portfolio predominantly mortgage loans with variable interest rates. The increase in home equity lines was attributable to the Company’s “Giant Truckload” marketing campaign, appreciation in the housing market, and the favorable interest rate environment.

Income Taxes. The provision for income taxes was $146 million and $289 million for the second quarter and first six months of 2003, compared to $166 million and $274 million for the same prior year periods. This represents an approximate 31% effective tax rate for both the second quarter and the first six months of 2003 compared to 33% and 30% for the same prior year periods. The Company expects the year ended 2003 effective tax rate to approximate 31%.

Securities Available for Sale. The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The average size was $20.7 billion on an amortized cost basis for the second quarter of 2003, approximately the same size as $20.9 billion in the first quarter of 2003 and up from $17.0 billion in the second quarter of 2002. The average life was 2.7 years as of June 30, 2003, relatively unchanged from 2.6 years at March 31, 2003 and slightly shorter than 3.1 years at June 30, 2002. Floating rate securities comprised 20% of the total portfolio at quarter-end, similar to 18% at March 31, 2003 and 22% at June 30, 2002. The average duration of the portfolio, a measure of price sensitivity, was 1.4% at June 30, 2003, close to the 1.3% duration as of March 31, 2003 and the 1.6% duration as of June 30, 2002. The portfolio yield decreased to 3.07% in the second quarter of 2003 from 5.15% in the second quarter of 2002, primarily from reinvesting accelerated prepayments and repricing floating rate securities at lower market rates. The second quarter 2003 yield declined 51 basis points compared to the first quarter of 2003 for similar reasons. The portfolio is well positioned for rising interest rates because of its short average life and the mix of floating rate securities. Net securities gains of $31.2 million and $73.3 million were realized in the second quarter and first six months of 2003, respectively, primarily from selling selected fixed-rate securities to take advantage of market opportunities from historically low interest rates.

The carrying value of the investment portfolio reflected $2.5 billion in net unrealized gains at June 30, 2003, including a $2.2 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola

Company. The market value of this common stock investment increased $129.2 million, while the net unrealized gain on the remainder of the portfolio decreased $76.6 million compared to December 31, 2002. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income.

Off-Balance Sheet Lending Related Commitments	Table 10

(Dollars in Millions) (Unaudited)	At June 30, 2003
Lines of credit
Home equity lines	$6,238.1
Commercial credit card	494.8
Commercial real estate	2,897.1
Mortgage commitments[1]	18,890.0
Commercial paper conduit	4,180.7
Commercial	33,064.8

Total lines of credit	$65,765.5

Letters of credit	$10,804.1

[1]	Includes $10,497.4 million in interest rate locks accounted for as derivatives.

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

Customer-based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 66% of the funding base on average in the second quarter of 2003, compared to 65% in the first quarter of 2003 and 70% in the second quarter of 2002. The decrease compared to 2002 is attributable primarily to growth in the investment portfolio and loans held for sale, which have largely been financed through wholesale funding sources. Increases in rates, economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings.

Net short-term unsecured borrowed funds, including wholesale domestic and international deposits and Fed Funds, totaled $15.1 billion at June 30, 2003 compared to $14.7 billion at December 31, 2002 and $7.9 billion at June 30, 2002. As noted above, the increase is primarily attributable to the growth in the investment portfolio and loans held for sale. Total net wholesale funding, including short-term unsecured borrowings, secured wholesale borrowings and long-term debt, totaled $32.1 billion at June 30, 2003 versus $32.0 billion at December 31, 2002 and $26.8 billion at June 30, 2002. The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding through policy limits reviewed at ALCO.

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

The low rate environment has created heavy refinance activity and the amount of mortgage loans originated by the Company. The Company sells most of these loans into the secondary market and such loans are included in loans held for sale. Delivery of these mortgages into the secondary market has not kept pace with production, leading to unusually large balances in this account. For the first six months of 2003, the Company originated $23.8 billion in loans held for sale compared to $10.6 billion for the first six months of 2002. As of June 30, 2003, the balance of loans held for sale was $9.0 billion compared to $7.7 billion on December 31, 2002. SunTrust has been able to fund this increase in balances in the normal course of business and anticipates being able to do so in the future. As production decreases, the balance of this account should decline as delivery of mortgages surpasses production.

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

Three Pillars had assets and liabilities, not included on the Consolidated Balance Sheet, of approximately $2.9 billion and $2.8 billion as of June 30, 2003 and December 31, 2002, respectively, which primarily consisted of secured loans, marketable asset-backed securities and short-term commercial paper liabilities. For the quarters ended June 30, 2003 and 2002, activities related to the Three Pillars relationship generated approximately $5.7 million and $4.2 million in fee revenue for SunTrust Bank. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event that it can no longer issue commercial paper or in certain other circumstances. As of June 30, 2003, the liquidity commitments and other credit enhancement SunTrust Bank had to Three Pillars totaled $4.3 billion and $372.5 million, respectively, which represent the Company’s maximum exposure to potential loss. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes. In April 2003, SunTrust Bank funded approximately $30 million related to the liquidity arrangement with Three Pillars, resulting from a ratings downgrade of an asset backed security. The Company does not anticipate a credit loss as a result of the transaction. As referenced in Note 9 to the financial statements, the Company is in the process of restructuring Three Pillars such that consolidation will not be required under FIN 46, however, consolidation is required under its current structure effective July 1, 2003. Three Pillars will continue to manage liquidity independently and no additional liquidity risk, other than the liquidity arrangements noted above, will be undertaken.

The Company had $36.0 billion in Corporate and Commercial Real Estate Commitments, in addition to the amounts described above for Three Pillars. The Company also had $10.8 billion in Letters of Credit, most of which are Standby Letters of Credit that provide that the Bank fund if certain future events occur. Of this, approximately $5.2 billion support Variable Rate Demand Obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

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

Certain provisions of long-term debt agreements and holding company lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of June 30, 2003, the Company was in compliance with all covenants and provisions of these agreements.

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

The following table shows the derivative instruments entered into by the Company as an end-user:

Risk Management Derivative Financial Instruments[1]	Table 11

(Dollars in thousands) (Unaudited)	As of June 30, 2003
	Notional Amount	Gross Unrealized[6]		Equity[7]	Average Maturity in Yrs
		Gains	Losses
Asset Hedges
Fair value hedges
Interest rate swaps[2]	$25,000	$—	$(970)	$—	1.32
Forward Contracts[3]	6,186,436	—	(48,392)	—	0.19

Total asset hedges	$6,211,436	$—	$(49,362)	$—	0.19

Liability Hedges
Cash flow hedges
Interest rate swaps[4]	$1,595,000	$—	$(39,477)	$(25,660)	0.66
Fair value hedges
Interest rate swaps[5]	3,717,500	222,273	—	—	10.00

Total liability hedges	$5,312,500	$222,273	$(39,477)	$(25,660)	7.20

[1]	Represents derivatives which are qualifying hedges under SFAS No. 133.
[2]	Interest rate swaps are designated as fair value hedges of fixed rate loans.
[3]	Forward contracts are designated as fair value hedges of mortgage loans in the warehouse.
[4]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit.
[5]	Interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, and other fixed rate bank debt.
[6]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.
[7]	At June 30, 2003, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $25.7 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cash flow hedges. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of June 30, 2003, $25.7 million of net losses, net of income taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest expense or other income during the next twelve months.

Capital Ratios			Table 12
(Dollars in millions) (Unaudited)	2003		2002
	June 30	March 31	December 31	September 30	June 30
Tier 1 capital	$8,426.4	$8,203.5	$8,106.1	$7,973.0	$7,797.4
Total capital	12,885.5	12,617.5	12,609.8	12,125.7	12,261.2
Risk-weighted assets	113,194.8	110,903.3	108,501.1	105,441.2	101,123.1
Risk-based ratios:
Tier 1 capital	7.44%	7.40%	7.47%	7.56%	7.71%
Total capital	11.38	11.38	11.62	11.50	12.13
Tier 1 leverage ratio	7.27	7.15	7.30	7.69	7.62
Total shareholders’ equity to assets	7.59	7.24	7.47	7.87	8.33

Capital Resources. SunTrust’s primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan loss up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

The Company and subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Banks are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of June 30, 2003, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.44, 11.38, and 7.27%, respectively. SunTrust is committed to remaining well capitalized.

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

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. The Company’s capital needs are assessed based on expected growth and the current economic climate. During the first six months 2003, share repurchases were as follows:

Share Repurchases					Table 13
(Unaudited)	Total number of shares purchased	Average price paid per share	Broker-dealer used to effect purchases	Number of shares purchased as part of publicly announced plans or programs[1]	Maximum number of shares that may yet be purchased under the plans or programs
January	300,000	$55.9189	SunTrust Robinson Humphrey	300,000	9,202,796
February	1,243,000	56.0153	SunTrust Robinson Humphrey	1,243,000	7,959,796
March	1,460,000	54.4486	SunTrust Robinson Humphrey	1,460,000	6,499,796
April	—	—	—	—	6,499,796
May	—	—	—	—	6,499,796
June	—	—	—	—	6,499,796

Total	3,003,000	$55.2440		3,003,000

[1]	On November 12, 2002, the Board of Directors authorized to purchase 10 million shares of SunTrust common stock in addition to 2,796 shares which were remaining from a June 13, 2001 authorization. There is no expiration date for this authorization.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the criteria for the consolidation of entities similar to Three Pillars. SunTrust believes that Three Pillars, as currently structured, would be consolidated. If consolidated, Three Pillars will not have a material impact on the results of operations of the Company and has an estimated 18 basis points and 28 basis points impact on Tier 1 and Total Capital, respectively. The Company is in the process of restructuring Three Pillars where consolidation under FIN 46 would not be required.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 32-35.

Item 4.

CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

•	Approval of a proposal to elect the following individuals as directors of SunTrust at the April 15, 2003 Annual Meeting of Shareholders:

Directors	For	Withheld
J. Hyatt Brown	237,134,738	3,686,928
Alston D. Correll	237,141,143	3,680,523
Douglas N. Daft	236,618,480	4,203,186
David H. Hughes	237,238,256	3,583,410
G. Gilmer Minor III	237,251,005	3,570,661

The following directors’ terms of office continued after the meeting and were not up for reelection:

A.W. Dahlberg	Larry L. Prince
Patricia C. Frist	R. Randall Rollins
L. Phillip Humann	Frank S. Royal, M.D.
M. Douglas Ivester	James B. Williams
Summerfield K. Johnston Jr.	Karen Hastie Williams

•	Disapproval of a shareholder proposal to adopt a compensation policy that all future stock option grants to senior executives be indexed or linked to an industry peer group stock performance index.

For	Against	Abstain	Broker non-votes
22,254,971	166,253,290	4,744,061	42,569,344

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

•	Exhibit 31.1—Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2—Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1—Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.2—Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	The Company filed a Form 8-K on June 2, 2003, to file a news release announcing the merger of Lighthouse Financial Services, Inc. into SunTrust Bank Holding Company, a wholly owned subsidiary of the registrant.

•	The Company filed a Form 8-K on July 10, 2003, to file a news release announcing financial results for the second quarter of 2003.

•	The Company filed a Form 8-K on July 21, 2003, to file a notice of the resignation of A.W. Dahlberg as a Director of SunTrust Banks, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of August, 2003.

SunTrust Banks, Inc.
(Registrant)

/S/ Jorge Arrieta
Jorge Arrieta
Senior Vice President and Controller
(Chief Accounting Officer)