Form 10-Q
period 2003-09-30
SUNTRUST BANKS INC
filed 2003-11-12
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

At October 31, 2003, 281,530,014 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year 2003.

Consolidated Statements of Income

(Dollars in thousands except per share data) (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$887,210	$994,062	$2,699,298	$2,988,385
Interest and fees on loans held for sale	136,630	63,109	356,078	188,102
Interest and dividends on securities available for sale
Taxable interest	125,668	177,812	423,901	578,031
Tax-exempt interest	4,239	5,163	13,772	16,217
Dividends[1]	16,440	15,286	51,581	47,124
Interest on funds sold and securities purchased under agreements to resell	3,538	6,615	12,502	18,466
Interest on deposits in other banks	37	1,746	104	4,748
Other interest	3,983	6,924	12,670	19,185

Total interest income	1,177,745	1,270,717	3,569,906	3,860,258

Interest Expense
Interest on deposits	175,358	273,407	606,527	857,989
Interest on funds purchased and securities sold under agreements to repurchase	23,819	34,252	86,117	103,909
Interest on other short-term borrowings	14,853	3,478	18,729	11,620
Interest on long-term debt	130,915	154,466	403,750	470,132

Total interest expense	344,945	465,603	1,115,123	1,443,650

Net Interest Income	832,800	805,114	2,454,783	2,416,608
Provision for loan losses	79,799	98,699	243,264	373,292

Net interest income after provision for loan losses	753,001	706,415	2,211,519	2,043,316

Noninterest Income
Service charges on deposit accounts	162,030	156,955	477,805	456,722
Trust and investment management income	127,777	123,861	372,787	385,119
Retail investment services	38,657	35,087	118,116	103,704
Other charges and fees	86,090	76,578	246,935	222,524
Investment banking income	47,701	39,835	138,680	137,438
Trading account profits and commissions	26,822	23,553	87,198	73,444
Mortgage production	32,178	22,265	153,130	31,040
Mortgage servicing	(52,672)	(36,476)	(179,818)	(42,001)
Credit card and other fees	29,643	27,448	90,692	90,058
Other noninterest income	45,154	33,964	109,029	118,055
Securities gains	31,098	45,813	104,375	165,000

Total noninterest income	574,478	548,883	1,718,929	1,741,103

Noninterest Expense
Salaries and other compensation	391,637	363,149	1,153,083	1,126,912
Employee benefits	80,431	72,188	275,309	235,431
Net occupancy expense	60,459	57,578	176,744	167,515
Outside processing and software	65,402	59,941	183,478	168,199
Equipment expense	44,900	42,784	132,916	129,736
Marketing and customer development	24,988	15,713	75,450	59,152
Amortization of intangible assets	16,211	17,455	48,136	41,443
Merger-related expenses	—	—	—	15,998
Other noninterest expense	175,837	147,344	470,706	438,627

Total noninterest expense	859,865	776,152	2,515,822	2,383,013

Income before provision for income taxes	467,614	479,146	1,414,626	1,401,406
Provision for income taxes	136,031	136,153	424,836	409,847

Net Income	$331,583	$342,993	$989,790	$991,559

Average common shares - diluted	281,566,798	285,991,438	281,062,063	286,879,874
Average common shares - basic	278,296,460	282,309,551	278,107,032	283,212,739
Net income per average common share - diluted	$1.18	$1.20	$3.52	$3.46
Net income per average common share - basic	1.19	1.21	3.56	3.50
[1] Includes dividends on common stock of The Coca-Cola Company	10,619	9,653	31,856	28,960

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)

	September 30 2003	December 31 2002
Assets
Cash and due from banks	$3,720,378	$4,455,776
Interest-bearing deposits in other banks	1,576	10,238
Funds sold and securities purchased under agreements to resell	1,007,018	1,092,281
Trading assets	2,026,798	1,717,774
Securities available for sale[1]	25,607,404	23,445,182
Loans held for sale	9,181,921	7,747,793
Loans	78,788,246	73,167,935
Allowance for loan losses	(941,423)	(930,114)

Net loans	77,846,823	72,237,821
Premises and equipment	1,577,885	1,607,200
Goodwill	1,077,198	963,761
Other intangible assets	613,231	612,158
Customers’ acceptance liability	57,351	45,594
Other assets	3,936,793	3,386,945

Total assets	$126,654,376	$117,322,523

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$18,750,157	$18,080,496
Interest-bearing consumer and commercial deposits	51,693,938	52,146,314

Total consumer and commercial deposits	70,444,095	70,226,810
Brokered deposits	3,648,447	3,169,826
Foreign deposits	6,374,675	6,309,992

Total deposits	80,467,217	79,706,628
Funds purchased and securities sold under agreements to repurchase	13,811,271	10,402,536
Other short-term borrowings	3,990,318	1,368,425
Long-term debt	11,273,985	10,229,820
Guaranteed preferred beneficial interests in debentures	1,650,000	1,650,000
Acceptances outstanding	57,351	45,594
Trading liabilities	1,007,403	930,645
Other liabilities	5,158,418	4,219,379

Total liabilities	117,415,963	108,553,027

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	294,163	294,163
Additional paid in capital	1,288,164	1,276,110
Retained earnings	6,933,175	6,322,217
Treasury stock, at cost, and other	(695,909)	(632,464)

Realized shareholders’ equity	7,819,593	7,260,026
Accumulated other comprehensive income	1,418,820	1,509,470

Total shareholders’ equity	9,238,413	8,769,496

Total liabilities and shareholders’ equity	$126,654,376	$117,322,523

Common shares outstanding	281,410,181	282,504,571
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	12,752,576	11,658,186
[1] Includes net unrealized gains on securities available for sale	$2,246,886	$2,421,562

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30
	2003	2002
Cash Flows from Operating Activities:
Net income	$989,790	$991,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	719,782	407,629
Origination of mortgage servicing rights	(303,397)	(195,804)
Provisions for loan losses and foreclosed property	244,059	373,803
Amortization of compensation element of restricted stock	4,074	2,562
Securities gains	(104,375)	(165,000)
Net gain on sale of assets	(8,772)	(12,187)
Originated loans held for sale	(37,405,920)	(18,339,857)
Sales of loans held for sale	35,971,793	17,913,634
Net increase in other assets	(718,638)	(1,710,784)
Net increase in other liabilities	1,357,081	1,654,488

Net cash provided by operating activities	745,477	920,043

Cash Flows from Investing Activities:
Proceeds from maturities of securities available for sale	9,038,919	2,980,925
Proceeds from sales of securities available for sale	4,690,386	4,655,097
Purchases of securities available for sale	(15,550,671)	(8,553,436)
Net increase in loans	(3,282,090)	(1,989,251)
Proceeds from sale of loans	185,989	646,303
Capital expenditures	(97,419)	(100,848)
Proceeds from the sale of other assets	26,697	23,689
Net cash proceeds received from consolidation of affordable housing partnerships	13,932	—
Net cash proceeds (used for) received from acquisitions, net of cash acquired	(34,261)	1,160,333

Net cash used in investing activities	(5,008,518)	(1,177,188)

Cash Flows from Financing Activities:
Net (decrease) increase in consumer and commercial deposits	(78,346)	1,237,939
Net increase in foreign and brokered deposits	429,324	560,501
Net increase (decrease) in funds purchased and other short-term borrowings	2,996,550	(99,963)
Proceeds from the issuance of long-term debt	709,506	951,245
Repayment of long-term debt	(113,130)	(1,751,165)
Proceeds from the exercise of stock options and stock compensation expense	14,761	10,384
Proceeds from stock issuance	36,037	32,884
Acquisition of treasury stock	(182,152)	(179,798)
Restricted stock activity	—	(2,605)
Dividends paid	(378,832)	(368,146)

Net cash provided by financing activities	3,433,718	391,276

Net (decrease) increase in cash and cash equivalents	(829,323)	134,131
Cash and cash equivalents at beginning of year	5,558,295	5,910,044

Cash and cash equivalents at end of period	$4,728,972	$6,044,175

Supplemental Disclosure
Interest paid	$1,117,010	$1,466,355
Income taxes paid	170,382	265,616
Non-cash impact to total assets as a result of consolidation of Three Pillars	2,857,316	—

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands) (Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	$294,163	$1,259,609	$5,479,951	$(329,408)	$1,655,253	$8,359,568
Net income	—	—	991,559	—	—	991,559
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	3,160	3,160
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	(1,174)	(1,174)

Total comprehensive income	—	—	—	—	—	993,545
Cash dividends declared, $1.29 per share	—	—	(368,146)	—	—	(368,146)
Exercise of stock options	—	(5,997)	—	16,381	—	10,384
Acquisition of treasury stock	—	—	—	(179,798)	—	(179,798)
Restricted stock activity	—	17,390	—	(19,995)	—	(2,605)
Amortization of compensation element of restricted stock	—	—	—	2,562	—	2,562
Issuance of stock for employee benefit plans	—	5,631	—	27,253	—	32,884

Balance, September 30, 2002	$294,163	$1,276,633	$6,103,364	$(483,005)	$1,657,239	$8,848,394

Balance, January 1, 2003	$294,163	$1,276,110	$6,322,217	$(632,464)	$1,509,470	$8,769,496
Net income	—	—	989,790	—	—	989,790
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	23,545	23,545
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	(123,951)	(123,951)
Accumulated other comprehensive income related to retirement plans	—	—	—	—	9,757	9,757

Total comprehensive income						899,141
Cash dividends declared, $1.35 per share	—	—	(378,832)	—	—	(378,832)
Exercise of stock options and stock compensation expense	—	(500)	—	15,261	—	14,761
Acquisition of treasury stock	—	—	—	(182,152)	—	(182,152)
Acquisition of Lighthouse Financial Services, Inc.	—	11,745	—	64,144	(1)	75,888
Restricted stock activity	—	(534)	—	534	—	—
Amortization of compensation element of restricted stock	—	—	—	4,074	—	4,074
Issuance of stock for employee benefit plans	—	1,343	—	34,694	—	36,037

Balance, September 30, 2003	$294,163	$1,288,164	$6,933,175	$(695,909)	$1,418,820	$9,238,413

*	Balance at September 30, 2002 includes $451,880 for treasury stock and $31,125 for compensation element of restricted stock.

Balance at September 30, 2003 includes $663,702 for treasury stock and $32,207 for compensation element of restricted stock.

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

On June 2, 2003, SunTrust completed the acquisition of Lighthouse Financial Services, Inc. (“Lighthouse”) based in Hilton Head Island, South Carolina. The Company acquired approximately $637 million in assets, $567 million in loans, and $421 million in deposits. In addition, SunTrust paid $131 million in a combination of cash and SunTrust stock. The transaction resulted in $98 million of goodwill and $23 million of other intangible assets, which are not deductible for tax purposes. The acquisition did not have a material impact on SunTrust’s financial position or results of operations.

SunTrust completed the acquisition of Sun America Mortgage (“Sun America”), one of the top mortgage lenders in Metro Atlanta, on July 31, 2003. The transaction resulted in $10 million of goodwill and $9 million of other intangibles, all of which are deductible for tax purposes. The acquisition did not have a material impact on SunTrust’s financial position or results of operations.

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

Notes to Consolidated Financial Statements (Unaudited) – continued

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities (“VIEs”). The Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary which would consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures.

The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. A public entity with variable interests in a VIE created before February 1, 2003 is required to apply the provisions of this Interpretation to that entity until the end of the first interim or annual reporting period ending after December 15, 2003; however, early adoption is permitted. As of July 1, 2003, the Company adopted the Interpretation and disclosures related to certain of the Company’s variable interests in VIEs, which are included in Note 9 to the Consolidated Financial Statements. On October 9, 2003, the FASB deferred the implementation date of FIN 46 until the fourth quarter pending additional interpretations which are anticipated prior to year end. SunTrust will continue to monitor and evaluate the impact of these additional interpretations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes guidelines on how instruments sharing the characteristics of both liabilities and equity should be classified and measured. Financial instruments falling within the scope of the Statement must be classified as liabilities. SFAS No.150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003; however, in October 2003, the FASB decided to defer the provisions of SFAS No. 150 as they apply to certain mandatorily redeemable noncontrolling interests.

Notes to Consolidated Financial Statements (Unaudited) – continued

The deferral for this type of instrument is expected to remain in effect while these interests are addressed by the FASB. SunTrust will continue to monitor and evaluate the impact of the FASB’s decisions as they relate to the deferral provisions of SFAS No. 150. The adoption of the remainder of this Statement did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

The Sarbanes-Oxley Act of 2002 no longer permits the American Institute of Certified Public Accountants (“AICPA”) to write accounting and auditing standards; however, upon ratification by the FASB, the AICPA is permitted to issue certain Statements of Position (“SOP”) that were in production prior to the issuance of the Sarbanes-Oxley Act. Two of the AICPA’s outstanding proposals will affect the banking industry. The first proposed SOP is “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The proposal addresses accounting for differences arising between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, if those differences relate to credit quality. The proposal also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the Statement. In October 2003, the FASB approved the SOP for final issuance, with an effective date for loans acquired in fiscal years beginning after December 15, 2004.

In June 2003, the AICPA also issued an exposure draft of a proposed SOP, “Allowance for Credit Losses.” This SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans. The allowance should only consist of amounts recognized and measured under SFAS No. 5, “Accounting for Contingencies,” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Components of the allowance should be measured using the present value of expected future cash flows. Each component should be estimated and supported by observable data relating to existing conditions, and creditors should not project changes in the observable data that may occur in the future. The provisions of this SOP were originally effective for fiscal years beginning after December 15, 2003; however, the AICPA has recently decided to delay the effective date. An effective date for the provisions of this SOP has not been set. SunTrust is in the process of analyzing the impact these proposed SOPs would have on the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 4 – Intangible Assets

Under the provisions of SFAS No. 142, the Company completed its annual review of goodwill as of December 31, 2002, and determined there was no impairment of goodwill as of that date. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2002 and 2003 are as follows:

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Total
Balance, January 1, 2002	$299,984	$20,781	$93,442	$1,859	$24,431	$—	$440,497
Huntington-Florida acquisition	395,412	68,730	—	14,650	44,902	—	523,694
Reallocation	744	—	—	(744)	—	—	—
Purchase price adjustment	(9,526)	15	1,410	—	—	—	(8,101)

Balance, September 30, 2002	$686,614	$89,526	$94,852	$15,765	$69,333	$—	$956,090

Balance, January 1, 2003	$687,185	$96,626	$94,852	$15,765	$69,333	$—	$963,761
Purchase price adjustment	4,188	—	—	—	—	—	4,188
Lighthouse acquisition	36,044	36,271	—	26,076	—	—	98,391
Sun America acquisition	—	—	—	10,168	—	—	10,168
Other acquisitions	—	—	—	690	—	—	690

Balance, September 30, 2003	$727,417	$132,897	$94,852	$52,699	$69,333	$—	$1,077,198

The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2002 and 2003 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2002	$19,158	$351,200	$421	$370,779
Amortization	(40,291)	(143,342)	(1,152)	(184,785)
Servicing rights originated	—	195,804	—	195,804
Huntington-Florida acquisition	254,959	—	12,600	267,559

Balance, September 30, 2002	$233,826	$403,662	$11,869	$649,357

Balance, January 1, 2003	$216,855	$383,918	$11,385	$612,158
Amortization	(46,065)	(286,186)	(2,073)	(334,324)
Servicing rights originated	—	303,397	—	303,397
Asset acquisition	—	—	402	402
Lighthouse acquisition	9,400	5,398	7,800	22,598
Sun America acquisition	—	—	9,000	9,000

Balance, September 30, 2003	$180,190	$406,527	$26,514	$613,231

Notes to Consolidated Financial Statements (Unaudited) – continued

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the year 2003 and the subsequent four years is as follows:

(Dollars in thousands) (Unaudited)

	Core Deposit Intangible	Other	Total
2003	61,227	3,289	64,516
2004	52,208	4,848	57,056
2005	41,515	4,755	46,270
2006	31,975	4,191	36,166
2007	22,664	4,180	26,844
Thereafter	16,666	7,324	23,990

Total	$226,255	$28,587	$254,842

Note 5 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three and nine months ended September 30, 2003 and 2002 is as follows:

(Dollars in thousands) (Unaudited)

	Three months Ended September 30		Nine months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$331,583	$342,993	$989,790	$991,559
Stock-based employee compensation expense included in reported net income, net of related tax effects	1,362	—	3,849	—
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,596)	(5,161)	(11,410)	(15,505)

Net income, pro forma	$330,349	$337,832	$982,229	$976,054

Earning per share:
Diluted - as reported	$1.18	$1.20	$3.52	$3.46
Diluted - pro forma	1.17	1.18	3.49	3.40
Basic - as reported	1.19	1.21	3.56	3.50
Basic - pro forma	1.18	1.20	3.53	3.45

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 6 – Comprehensive Income

Comprehensive income for the nine months ended September 30, 2003 and 2002 is calculated as follows:

(Dollars in thousands) (Unaudited)

	2003	2002

Unrealized loss on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$(190,694)	$(1,806)
Income tax	(66,743)	(632)

Net of income tax	$(123,951)	$(1,174)

Amounts reported in net income:
Gain on sale of securities	$104,375	$165,000
Net amortization	147,245	23,102

Reclassification adjustment	251,620	188,102
Income tax	(88,067)	(65,836)

Reclassification adjustment, net of tax	$163,553	$122,266

Unrealized gain on available for sale securities arising during period, net of tax	$39,602	$121,092
Reclassification adjustment, net of tax	(163,553)	(122,266)

Net unrealized loss on available for sale securities recognized in other comprehensive income	$(123,951)	$(1,174)

Unrealized gain on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$36,223	$4,862
Income tax	(12,678)	(1,702)

Net of income tax	$23,545	$3,160

Reclassification of losses from other comprehensive income to earnings	$—	$4,343
Income tax	—	(1,520)

Reclassification adjustment, net of tax	$—	$2,823

Unrealized gain on derivative financial instruments arising during period, net of tax	$23,545	$337
Reclassification adjustment, net of tax	—	2,823

Net unrealized gain on derivative instruments recognized in other comprehensive income	$23,545	$3,160

Accumulated other comprehensive income related to retirement plans:	$9,757	$—

Total unrealized (losses) gains recognized in other comprehensive income	$(90,649)	$1,986
Net income	989,790	991,559

Total comprehensive income	$899,141	$993,545

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 7 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted earnings per share (“EPS”). Shares of 11.0 million and 6.6 million for the periods ended September 30, 2003 and 2002, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2003 and 2002 is included in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data) (Unaudited)	2003	2002	2003	2002
Diluted
Net income	$331,583	$342,993	$989,790	$991,559

Average common shares outstanding	278,296	282,310	278,107	283,213
Effect of dilutive securities:
Stock options	1,206	1,710	922	1,639
Performance restricted stock	2,065	1,971	2,033	2,028

Average diluted common shares	281,567	285,991	281,062	286,880

Earnings per common share - diluted:
Net income	$1.18	$1.20	$3.52	$3.46

Basic
Net income	$331,583	$342,993	$989,790	$991,559

Average common shares	278,296	282,310	278,107	283,213

Earnings per common share - basic:
Net income	$1.19	$1.21	$3.56	$3.50

Note 8 – Business Segment Reporting

The Company is currently in the process of making further enhancements to its internal management reporting system that are to be implemented throughout 2003 and beyond. Once complete, the items reported for each line of business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced net interest revenue, net of credit risk premiums; direct noninterest income; internal credit transfers between lines of business for supportive business services; and fully absorbed expenses. The internal management reporting system and the business segment disclosures for each line of business do not currently include attributed economic capital, nor fully absorbed expenses. Any amounts not currently reported in each line of business segment are reported in the Corporate/Other line of business segment. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified. The Company will reflect these reclassified changes immediately in the current period and in year to date historical comparisons, and will provide updated historical quarterly schedules in the Annual Report found on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited) – continued

The tables below disclose selected financial information for SunTrust’s reportable business segments for the three and nine months ended September 30, 2003 and 2002.

(Dollars in thousands) (Unaudited)

	Three Months Ended September 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Consolidated
Average total assets	$25,990,307	$23,757,206	$24,349,483	$24,933,826	$2,296,721	$25,374,267	$126,701,810
Average total liabilities	53,303,419	11,070,467	11,642,081	2,392,091	1,568,737	37,488,166	117,464,961
Average total equity	—	—	—	—	—	9,236,849	9,236,849
Net interest income (FTE)[1]	348,053	151,105	72,904	161,109	11,827	99,390	844,388
Provision for loan losses [2]	38,890	12,287	28,028	1,752	567	(1,725)	79,799

Net interest income after provision for loan losses	309,163	138,818	44,876	159,357	11,260	101,115	764,589
Noninterest income	186,913	87,583	133,301	(10,436)	165,413	11,704	574,478
Noninterest expense	321,501	103,908	94,253	82,706	134,869	122,628	859,865

Total contribution before taxes	174,575	122,493	83,924	66,215	41,804	(9,809)	479,202
Provision for income taxes [3]	—	—	—	—	—	147,619	147,619

Net Income	$174,575	$122,493	$83,924	$66,215	$41,804	$(157,428)	$331,583

	Three Months Ended September 30, 2002
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Consolidated
Average total assets	$23,862,628	$21,463,851	$21,535,331	$18,115,499	$1,734,777	$21,133,792	$107,845,878
Average total liabilities	52,118,384	9,052,974	6,260,966	1,166,515	1,532,146	28,771,570	98,902,555
Average total equity	—	—	—	—	—	8,943,323	8,943,323
Net interest income (FTE) [1]	336,326	134,110	63,045	82,276	9,879	189,491	815,127
Provision for loan losses [2]	26,506	7,180	41,709	1,589	507	21,208	98,699

Net interest income after provision for loan losses	309,820	126,930	21,336	80,687	9,372	168,283	716,428
Noninterest income	182,499	53,656	126,794	(7,178)	156,525	36,587	548,883
Noninterest expense	307,971	73,474	83,852	44,883	111,033	154,939	776,152

Total contribution before taxes	184,348	107,112	64,278	28,626	54,864	49,931	489,159
Provision for income taxes [3]	—	—	—	—	—	146,166	146,166

Net Income	$184,348	$107,112	$64,278	$28,626	$54,864	$(96,235)	$342,993

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

[2]	Provision for loan losses includes a credit risk premium charge for the lines of business.

[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $11,588 and $10,013 for the three months ended September 30, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

(Dollars in thousands) (Unaudited)

	Nine Months Ended September 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Consolidated
Average total assets	$25,390,643	$23,243,586	$22,695,171	$22,459,545	$2,122,979	$25,594,286	$121,506,210
Average total liabilities	52,805,593	10,560,551	8,994,473	1,916,332	1,518,825	36,746,292	112,542,066
Average total equity	—	—	—	—	—	8,964,144	8,964,144
Net interest income (FTE)[1]	974,852	431,646	203,854	416,180	31,317	429,967	2,487,816
Provision for loan losses [2]	113,436	35,215	90,355	4,920	1,480	(2,142)	243,264

Net interest income after provision for loan losses	861,416	396,431	113,499	411,260	29,837	432,109	2,244,552
Noninterest income	548,703	222,731	410,257	6,076	487,617	43,545	1,718,929
Noninterest expense	955,282	263,861	272,956	224,915	382,791	416,017	2,515,822

Total contribution before taxes	454,837	355,301	250,800	192,421	134,663	59,637	1,447,659
Provision for income taxes [3]	—	—	—	—	—	457,869	457,869

Net Income	$454,837	$355,301	$250,800	$192,421	$134,663	$(398,232)	$989,790

	Nine Months Ended September 30, 2002
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/Other	Consolidated
Average total assets	$22,998,173	$21,019,935	$21,519,187	$18,321,882	$1,735,328	$20,794,656	$106,389,161
Average total liabilities	51,338,065	8,562,194	6,013,057	1,165,178	1,553,099	29,064,746	97,696,339
Average total equity	—	—	—	—	—	8,692,822	8,692,822
Net interest income (FTE)[1]	1,032,690	395,017	205,084	262,486	30,168	520,445	2,445,890
Provision for loan losses [2]	75,164	27,351	176,272	4,872	1,730	87,903	373,292

Net interest income after provision for loan losses	957,526	367,666	28,812	257,614	28,438	432,542	2,072,598
Noninterest income	531,037	172,662	395,546	8,962	481,495	151,401	1,741,103
Noninterest expense	959,133	241,459	285,049	159,926	355,057	382,389	2,383,013

Total contribution before taxes	529,430	298,869	139,309	106,650	154,876	201,554	1,430,688
Provision for income taxes [3]	—	—	—	—	—	439,129	439,129

Net Income	$529,430	$298,869	$139,309	$106,650	$154,876	$(237,575)	$991,559

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

[2]	Provision for loan losses includes a credit risk premium charge for the lines of business.

[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $33,033 and $29,282 for the nine months ended September 30, 2003 and 2002, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 9 – Variable Interest Entities and Off-Balance Sheet Arrangements

SunTrust Bank assists in providing liquidity to select corporate customers by directing them to a multi-seller commercial paper conduit. SunTrust’s conduit relationship is with Three Pillars Funding Corporation (“Three Pillars”). Three Pillars provides financing for or direct purchases of financial assets originated and serviced by SunTrust Bank’s corporate customers. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper. The result is a favorable funding arrangement for these SunTrust Bank customers.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses the criteria for the consolidation of off-balance sheet entities similar to Three Pillars. Under the provisions of FIN 46, SunTrust consolidated Three Pillars as of July 1, 2003. As of September 30, 2003, Three Pillars had assets and liabilities included on the Consolidated Balance Sheet, of approximately $2.9 billion, consisting of primarily secured loans, marketable asset-backed securities and short-term commercial paper liabilities. As of December 31, 2002, Three Pillars had assets and liabilities of approximately $2.8 billion which were not included on the Consolidated Balance Sheet.

For the quarters ended September 30, 2003 and 2002, activities related to the Three Pillars relationship generated approximately $5.6 million and $5.0 million, respectively, in fee revenue for SunTrust Bank. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event that it can no longer issue commercial paper or in certain other circumstances. As of September 30, 2003, the liquidity commitments and other credit enhancement SunTrust Bank had to Three Pillars totaled $4.7 billion and $407.4 million, respectively, which represent the Company’s maximum exposure to potential loss. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes. In 2003, SunTrust Bank funded approximately $30 million related to the liquidity arrangement with Three Pillars, resulting from a ratings downgrade of an asset backed security. The Company does not anticipate a credit loss as a result of the transaction.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing throughout its footprint as a limited partner and/or general partner in various properties. The Company receives affordable housing federal and state tax credits for these limited partnership investments. The partnerships are considered variable interest entities under FIN 46 and therefore each partnership has been evaluated to determine the Company’s level of variable interests. As of September 30, 2003, approximately $666.9 million of assets are included in partnerships that are not included on the Consolidated Balance Sheet and the Company’s maximum potential exposure to these partnerships is $176.2 million, consisting of the limited partnership investments plus unfunded commitments. The investments in these partnerships represent a significant variable interest in the partnership and will continue to be accounted for under the equity method of accounting.

During the quarter ended September 30, 2003, the Company consolidated several affordable housing partnerships, for which it was a general partner. The assets consolidated totaled $361.6 million. In addition, the Company is also a general partner in a number of limited partnerships, which have been formed to provide investment opportunities for certain SunTrust customers. Assets under management, which are not included in the accompanying balance sheet, totaled $3.5 billion as of September 30, 2003. The application of FIN 46 did not require consolidation of these partnerships.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 10 - Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, as addressed in Note 3, the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of its stock, or provisions of its services. The following is a discussion of the guarantees that the Company has issued as of September 30, 2003 which have characteristics as specified by FIN 45.

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

As of September 30, 2003 and December 31, 2002, the maximum potential amount of the Company’s obligation was $9.7 billion and $9.2 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $97.8 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2003. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Other

A third party investor holds Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investor contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of September 30, 2003 and December 31, 2002,

Notes to Consolidated Financial Statements (Unaudited) – continued

$403.7 million and $377.5 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investor, not to exceed 30 years.

SunTrust Securities, Inc. (“STS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the quarter ended September 30, 2003, STS and STCM experienced minimal net losses as a result of the indemnity.

SunTrust Bank has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding at September 30, 2003 and December 31, 2002 is $225.0 million and $175.0 million, respectively. As of September 30, 2003, the notional amounts expire as follows: $30.0 million in 2003, $45.0 million in 2004, $30.0 million in 2005, $5.0 million in 2006, $20.0 million in 2007, and $95.0 million in 2008. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, South Carolina, Virginia and the District of Columbia. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

SunTrust has 1,181 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,229 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the third quarter and first nine months of 2003 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2002 Annual Report found on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2003 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (“ROE”). The return on average realized shareholders’ equity excludes net unrealized security gains. The Company also presents a return on average assets less net unrealized gains on securities and a return on average total assets (“ROA”). Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company resulting in an unrealized net gain of $2.1 billion as of September 30, 2003, the Company believes ROA and ROE excluding net unrealized gains from the Company’s securities portfolio is the more indicative performance measure when being compared to other companies.

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

EARNINGS ANALYSIS

SunTrust reported earnings of $331.6 million and $989.8 million for the third quarter and first nine months of 2003, respectively, a decrease of $11.4 million, or 3.3%, and $1.8 million, or 0.2%, compared to the same periods of the prior year. Reported diluted earnings per share were $1.18 and $1.20 for the three months ended September 30, 2003 and 2002, respectively, and $3.52 and $3.46 for the nine months ended September 30, 2003 and 2002, respectively. Net income in the first nine months of 2002 was reduced by $39.8 million, or $0.14 per share, for after-tax merger charges associated with the Company’s acquisition of Huntington-Florida. Additionally, in the third quarter of 2003, the Company consolidated its multi-seller commercial paper conduit, Three Pillars. As of September 30, 2003, Three Pillars had assets and liabilities included on the Consolidated Balance Sheet of approximately $2.9 billion, primarily consisting of secured loans, marketable asset-backed securities and short-term commercial paper liabilities.

Net interest income increased $29.3 million, or 3.6%, from the third quarter of 2002 to the third quarter of 2003 and $41.9 million, or 1.7%, from the first nine months of 2002 to the first nine months of 2003. Higher earning assets levels helped offset the adverse impact of a declining margin. Average earning assets increased $16.8 billion, or 17.5%, from the third quarter of 2002 to the third quarter of 2003 and $13.6 billion, or 14.4%, from the first nine months of 2002 to the first nine months of 2003. Average earning assets for the third quarter and first nine months of 2003 related to Three Pillars were $2.5 billion and $841.8 million, respectively. The margin declined 40 basis points to 2.98% for the third quarter of 2003 and 38 basis points to 3.08% for the nine months ended September 30, 2003 when compared to the same periods of the prior year as the decline in rates negatively impacted spreads. The consolidation of Three Pillars caused net interest margin to decline 6 basis points for the third quarter of 2003 and 2 basis points for the nine months ended September 30, 2003. The consolidation of certain affordable housing partnerships also caused a decline of 2 basis points to the net interest margin for the third quarter of 2003 and had minimal impact for the nine months ended September 30, 2003.

Provision for loan losses was $79.8 million in the third quarter of 2003, a decrease of $18.9 million, or 19.1%, from the same period last year. Provision for loan losses for the nine months ended September 30, 2003 was $243.3 million, a decrease of $130.0 million, or 34.8%. Contributing to the decline in the provision was a decrease of $89.9 million in commercial net charge-offs from the first nine months of 2002 to the first nine months of 2003. Commercial charge-offs in the first nine months of 2002 included $74.9 million related to the bankruptcy of a large corporate energy company. Additionally, the first nine months of 2002 included $45.3 million of provision to conform the Huntington-Florida loan portfolio to SunTrust’s credit standards.

Total noninterest income was $574.5 million and $1,718.9 million for the third quarter and first nine months of 2003, respectively, up $25.6 million, or 4.7%, from the third quarter of 2002 and down $22.2 million, or 1.3%, from the first nine months of 2002. Results for the third quarter and year to date were positively impacted by increases in service charges on deposit accounts, investment banking and trading income, and other charges and fees. Additionally, noninterest income increased $16.6 million in the third quarter and year to date as a result of the consolidation of certain affordable housing partnerships. Negatively impacting noninterest income was combined mortgage production and servicing income declining $6.3 million, or 44.2%, and $15.7 million, or 143.5%, compared to the third quarter and first nine months of 2002, respectively. Record mortgage production for the third quarter of 2003 was more than offset by the decline in mortgage servicing income. The decline in mortgage servicing income was due to accelerated amortization of mortgage servicing rights resulting from increased prepayments in the low interest rate environment, which existed at the beginning of the third quarter. Long-term rates were in a relatively higher trending range during the second half of the quarter and should result in lower prepayments and MSR amortization in the future. Security gains also declined $14.7 million, or 32.1%, and $60.6 million, or 36.7%, compared to the third quarter and first nine months of 2003, respectively.

Total noninterest expense increased $83.7 million, or 10.8%, over the third quarter of 2002 and $132.8 million, or 5.6%, over the first nine months of 2002. Personnel expenses in the third quarter and first nine months increased $36.7 million, or 8.4%, and $66.0 million, or 4.8%, respectively, from prior year periods. The increase was primarily due to incentive and commission payments related to higher business volumes, particularly in the mortgage line of business, and record levels of closings. Pension expense increased $12.3 million from the third quarter of 2002 to the third quarter of 2003 and $36.2 million from the first nine months of 2002 to the first nine months of 2003 due to a reduced expected long term rate of return on plan assets and a lower discount rate for measuring pension liabilities. The expected long-term rate of return for 2003 is 8.75%, compared to 9.50% in 2002, and the discount rate used for 2003 is 6.75%, compared to 7.25% in 2002. Marketing and customer development expenses increased $9.3 million, or 59.0%, and $16.3 million, or 27.6%, compared to the third quarter and first nine months of 2002 as the Company continues its aggressive 2003 marketing strategy. Noninterest expense included $6.1 million and $7.4 million for the third quarter and first nine months of 2003 related to the Lighthouse franchise, which the Company acquired in the second quarter of 2003. Additionally, noninterest expense increased $14.1 million for the third quarter and year to date 2003 as a result of the consolidation of certain affordable housing partnerships. The first nine months of 2002 included $16.0 million of merger-related charges for operations and systems integration related to the acquisition of Huntington-Florida. The first nine months of 2002 also included One Bank expenses of $44.5 million. The One Bank initiative was completed in the fourth quarter of 2002.

Selected Quarterly Financial Data	Table 1

(Dollars in millions except per share data) (Unaudited)

	Quarters
	2003			2002
	3	2	1	4	3
Summary of Operations
Interest and dividend income	$1,177.7	$1,174.0	$1,218.1	$1,274.9	$1,270.7
Interest expense	344.9	374.5	395.6	447.8	465.6

Net interest income	832.8	799.5	822.5	827.1	805.1
Provision for loan losses	79.8	82.7	80.8	96.5	98.7

Net interest income after provision for loan losses	753.0	716.8	741.7	730.6	706.4
Noninterest income	574.5	596.8	547.6	527.7	548.9
Noninterest expense	859.9	837.7	818.2	836.4	776.1

Income before provision for income taxes	467.6	475.9	471.1	421.9	479.2
Provision for income taxes	136.0	145.5	143.3	81.6	136.2

Net income	$331.6	$330.4	$327.8	$340.3	$343.0

Net interest income (taxable-equivalent)	$844.4	$810.4	$833.0	$837.3	$815.1

Per Common Share
Diluted	$1.18	$1.17	$1.17	$1.20	$1.20
Basic	1.19	1.19	1.18	1.21	1.21
Dividends declared	0.45	0.45	0.45	0.43	0.43
Book value	32.83	32.62	31.06	31.04	31.04
Market price:
High	63.00	61.98	59.95	63.25	69.12
Low	58.00	51.44	51.73	51.48	55.90
Close	60.37	59.34	52.65	56.92	61.48

Selected Average Balances
Total assets	$126,701.8	$119,448.0	$118,276.2	$114,827.5	$107,845.9
Earning assets	112,328.6	106,606.4	105,249.0	101,895.5	95,562.2
Loans	77,733.2	74,311.5	73,049.8	72,668.8	71,695.6
Consumer and commercial deposits	70,851.5	69,097.1	67,466.7	67,829.7	66,141.3
Brokered and foreign deposits	10,521.1	10,707.2	10,379.9	7,329.4	4,956.7
Realized shareholders’ equity	7,710.4	7,413.7	7,323.1	7,204.8	7,095.9
Total shareholders’ equity	9,236.8	8,864.1	8,786.6	8,823.3	8,943.3
Common shares - diluted (thousands)	281,567	280,287	281,330	283,595	285,991
Common shares - basic (thousands)	278,296	277,397	278,631	280,364	282,310

Financial Ratios (Annualized)
Return on average total assets	1.04%	1.11%	1.12%	1.18%	1.26%
Return on average assets less net unrealized gains on securities	1.06	1.13	1.15	1.20	1.30
Return on average total shareholders’ equity	14.24	14.95	15.13	15.30	15.22
Return on average realized shareholders’ equity	17.06	17.87	18.16	18.74	19.18
Net interest margin	2.98	3.05	3.21	3.26	3.38

Reconcilement of Non-GAAP Measures
Return on average total assets	1.04%	1.11%	1.12%	1.18%	1.26%
Impact of excluding net unrealized securities gains	0.02	0.02	0.03	0.02	0.04

Return on average assets less net unrealized gains on securities	1.06	1.13	1.15	1.20	1.30

Return on average total shareholders’ equity	14.24	14.95	15.13	15.30	15.22
Impact of excluding net unrealized securities gains	2.82	2.92	3.03	3.44	3.96

Return on average realized shareholders’ equity	17.06	17.87	18.16	18.74	19.18

Net interest income	$832.8	$799.5	$822.5	$827.1	$805.1
FTE Adjustment	11.6	10.9	10.5	10.2	10.0

Net interest income - FTE	$844.4	$810.4	$833.0	$837.3	$815.1

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid

(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)

	Quarter Ended
	September 30, 2003			June 30, 2003
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$75,961.3	$876.8	4.58%	$72,708.3	$889.9	4.91%
Tax-exempt[2]	1,771.9	20.5	4.60	1,603.2	19.2	4.80

Total loans	77,733.2	897.3	4.58	74,311.5	909.1	4.91
Securities available for sale:
Taxable	20,261.1	142.1	2.81	20,276.8	152.1	3.00
Tax-exempt[2]	362.0	5.8	6.38	381.4	6.2	6.53

Total securities available for sale	20,623.1	147.9	2.87	20,658.2	158.3	3.07
Funds sold and securities purchased under agreements to resell	1,420.5	3.4	0.97	1,476.2	4.3	1.17
Loans held for sale	10,833.0	136.6	5.04	8,255.4	108.4	5.25
Interest-bearing deposits	6.6	0.1	2.22	10.7	0.1	1.27
Trading assets	1,712.2	4.0	0.92	1,894.4	4.7	0.99

Total earning assets	112,328.6	1,189.3	4.20	106,606.4	1,184.9	4.46
Allowance for loan losses	(954.8)			(952.0)
Cash and due from banks	3,459.8			3,300.5
Premises and equipment	1,578.3			1,582.1
Other assets	7,888.0			6,617.6
Unrealized gains on securities available for sale	2,401.9			2,293.4

Total assets	$126,701.8			$119,448.0

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$11,792.8	$11.1	0.37%	$11,576.8	$13.6	0.47%
Money Market accounts	22,452.7	43.8	0.77	22,284.1	57.0	1.03
Savings	6,315.7	10.5	0.66	6,253.3	12.7	0.82
Consumer time	7,837.4	47.2	2.39	8,039.4	51.7	2.58
Other time	3,506.1	20.2	2.28	3,395.4	23.1	2.73

Total interest-bearing consumer and commercial deposits	51,904.7	132.8	1.02	51,549.0	158.1	1.23
Brokered deposits	3,410.6	24.5	2.82	3,573.5	30.7	3.40
Foreign deposits	7,110.5	18.0	0.99	7,133.7	22.2	1.23

Total interest-bearing deposits	62,425.8	175.3	1.11	62,256.2	211.0	1.36
Funds purchased and securities sold under agreements to repurchase	11,852.5	23.8	0.79	11,694.4	29.8	1.01
Other short-term borrowings	3,696.7	14.9	1.59	603.2	1.8	1.17
Long-term debt	12,488.7	130.9	4.16	11,860.1	131.9	4.46

Total interest-bearing liabilities	90,463.7	344.9	1.51	86,413.9	374.5	1.74
Noninterest-bearing deposits	18,946.8			17,548.1
Other liabilities	8,054.5			6,621.9
Realized shareholders’ equity	7,710.4			7,413.7
Accumulated other comprehensive income	1,526.4			1,450.4

Total liabilities and shareholders’ equity	$126,701.8			$119,448.0

Interest rate spread			2.69%			2.72%

Net Interest Income		$844.4			$810.4

Net Interest Margin[3]			2.98%			3.05%

[1]	Interest income includes net loan fees of $29.1, $30.1 and $29.3 million in the quarters ended September 30 and June 30, 2003 and September 30, 2002, respectively, and $90.8 and $90.5 million for the nine months ended September 30, 2003 and 2002, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]	Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $11.6, $10.9 and $10.0 million in the quarters ended September 30 and June 30, 2003 and September 30, 2002, respectively, and $33.0 and $29.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Table 2

Quarter Ended			Nine Months Ended
September 30, 2002			September 30, 2003			September 30, 2002
Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields Rates
$70,399.5	$984.6	5.55%	$73,440.4	$2,669.4	4.86%	$69,544.1	$2,959.7	5.69%
1,296.1	17.8	5.44	1,608.2	58.2	4.84	1,255.0	52.7	5.61

71,695.6	1,002.4	5.55	75,048.6	2,727.6	4.86	70,799.1	3,012.4	5.69

16,163.8	193.1	4.78	20,363.0	475.5	3.11	16,215.9	625.2	5.14
396.2	6.8	6.86	377.7	18.4	6.50	411.3	21.3	6.91

16,560.0	199.9	4.83	20,740.7	493.9	3.17	16,627.2	646.5	5.18
1,439.5	6.6	1.80	1,456.4	12.5	1.13	1,357.6	18.5	1.79
3,858.1	63.1	6.54	9,054.6	356.1	5.24	3,798.2	188.1	6.60
377.5	1.7	1.83	9.6	0.1	1.45	353.1	4.7	1.80
1,631.5	7.0	1.69	1,777.4	12.7	0.96	1,573.8	19.3	1.64

95,562.2	1,280.7	5.32	108,087.3	3,602.9	4.46	94,509.0	3,889.5	5.50
(935.1)			(949.6)			(922.3)
3,255.9			3,411.9			3,270.6
1,631.3			1,587.8			1,622.6
5,427.5			7,032.8			5,117.2
2,904.1			2,336.0			2,792.1

$107,845.9			$121,506.2			$106,389.2

$10,431.6	$19.0	0.72%	$11,567.1	$39.5	0.46%	$10,080.6	$55.9	0.74%
20,843.0	83.0	1.58	22,199.8	161.2	0.97	20,140.5	251.2	1.67
6,301.3	20.6	1.30	6,262.9	37.2	0.79	6,336.8	67.4	1.42
9,481.9	85.3	3.57	8,101.8	159.9	2.64	9,403.5	268.9	3.82
3,846.4	24.3	2.51	3,448.2	59.2	2.30	3,715.2	80.0	2.88

50,904.2	232.2	1.81	51,579.8	457.0	1.18	49,676.6	723.4	1.95
2,394.8	29.9	4.89	3,631.0	89.3	3.24	2,477.9	99.3	5.28
2,561.9	11.3	1.73	6,905.6	60.2	1.15	2,710.0	35.3	1.72

55,860.9	273.4	1.94	62,116.4	606.5	1.31	54,864.5	858.0	2.09
9,597.1	34.2	1.40	12,061.0	86.1	0.94	9,834.0	103.9	1.39
867.0	3.5	1.59	1,693.2	18.7	1.48	970.5	11.6	1.60
11,950.0	154.5	5.13	12,046.5	403.8	4.48	12,036.5	470.1	5.22

78,275.0	465.6	2.36	87,917.1	1,115.1	1.70	77,705.5	1,443.6	2.48
15,237.1			17,571.0			14,944.2
5,390.5			7,054.0			5,046.7
7,095.9			7,483.8			6,910.4
1,847.4			1,480.3			1,782.4

$107,845.9			$121,506.2			$106,389.2

		2.96%			2.76%			3.02%

	$815.1			$2,487.8			$2,445.9

		3.38%			3.08%			3.46%

[3]	Derivative instruments used to help manage SunTrust’s interest-sensitivity position increased net interest income $25.0 and $10.6 million and decreased net interest income $11.5 million in the quarters ended September 30 and June 30, 2003 and September 30, 2002, respectively, and increased net interest income $35.0 million and decreased net interest income $44.5 million for the nine months ended September 30, 2003 and 2002, respectively.

Business Segments. Prior to 2001, the Company’s segment disclosures were aligned with its geographic regions as defined by its former multiple bank charters. During 2000, as a result of the consolidation of its multiple bank charters into a single legal entity, the Company began to redefine its operating model and created a line of business management structure to overlay its former multiple bank management structure. In January 2001, the Company began implementing significant changes to its internal management reporting system to measure and manage certain business activities by line of business. For more financial details on business segment disclosures, please see Note 8 - Business Segment Reporting in the Notes to the Financial Statements. The lines of business are defined as follows:

Retail

The Retail line of business includes loans, deposits, and other fee based services for consumer and private banking clients, as well as business clients with less than $5 million in sales. Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the Internet (www.SunTrust.com) and the telephone (1-800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When client needs change and expand, Retail refers clients to the Private Client Services, Mortgage and Commercial lines of business.

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

The following table for SunTrust’s reportable business segments compares total contribution before taxes for the three and nine months ended September 30, 2003 to the same period last year:

Total Contribution Before Taxes		Table 3
(Dollars in thousands) (Unaudited)

	Three Months Ended
	September 30, 2003	September 30, 2002
Retail	$174,575	$184,348
Commercial	122,493	107,112
Corporate and Investment Banking	83,924	64,278
Mortgage	66,215	28,626
Private Client Services	41,804	54,864
Corporate/Other	(9,809)	49,931

	Nine Months Ended
	September 30, 2003	September 30, 2002
Retail	$454,837	$529,430
Commercial	355,301	298,869
Corporate and Investment Banking	250,800	139,309
Mortgage	192,421	106,650
Private Client Services	134,663	154,876
Corporate/Other	59,637	201,554

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and nine months ended September 30, 2003 to the same period last year:

Table 4

(Dollars in thousands) (Unaudited)

	Three Months Ended
	September 30, 2003		September 30, 2002
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$23,803,759	$53,156,316	$22,357,863	$51,900,424
Commercial	21,846,511	10,837,061	19,778,774	8,933,786
Corporate and Investment Banking	16,560,063	2,968,759	15,910,075	2,513,589
Mortgage	13,390,028	2,210,756	12,000,609	1,017,615
Private Client Services	2,117,486	1,533,016	1,604,651	1,507,760

	Nine Months Ended
	September 30, 2003		September 30, 2002
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$23,150,814	$52,650,817	$21,379,010	$51,126,295
Commercial	21,436,820	10,382,092	19,372,431	8,469,548
Corporate and Investment Banking	15,788,263	2,898,492	16,228,828	2,402,131
Mortgage	12,693,520	1,742,986	12,057,847	880,131
Private Client Services	1,953,712	1,487,807	1,566,795	1,529,090

The following analysis details the operating results for each line of business for the three and nine months ended September 30, 2003 and 2002:

Retail

Retail’s contribution before taxes for the nine months ended September 30, 2003 was $454.8 million, declining $74.6 million, or 14.1%, compared to the same nine months of 2002. The year to date decrease in the contribution before taxes was primarily attributable to a decrease in net interest income. Net interest income for deposits declined as the lower interest rate environment depressed funds transfer credit rates on deposits. Deposit margin compression, or the inability to reduce interest rates paid on deposits as much as the drop in the funds transfer pricing credit, also contributed to the decline in net interest income. Lower noninterest expense and higher noninterest income partially offset the impact of the lower net interest income. Expense reduction programs succeeded in cutting noninterest expenses $3.9 million, or 0.4%, on a year to date basis. Noninterest income increased $17.7 million, or 3.3%, compared to the nine months ended September 30, 2002.

Contribution before taxes for the third quarter of 2003 declined $9.8 million, or 5.3%, compared to the third quarter of 2002. The decline was attributable to a $13.5 million, or 4.4%, increase in noninterest expense over the third quarter of 2002, which was partially offset by an increase of $4.4 million, or 2.4%, in noninterest income when compared to the third quarter of 2002.

Balance sheet growth continued with average loan growth of $1.8 billion, or 8.3%, on a year to date basis. Average loan balances grew $1.4 billion, or 6.5%, compared to the third quarter of 2002. Average deposit balances increased $1.5 billion, or 3.0%, on a year to date basis and $1.3 billion, or 2.4%, compared to the third quarter of 2002. The Lighthouse acquisition did not have a material impact on the balance sheet growth.

Commercial

The Commercial line of business’ contribution before taxes for the third quarter of 2003 was $122.5 million, an increase of $15.4 million, or 14.4%, compared to the third quarter of 2002. Contribution before taxes for the nine months ended September 30, 2003 was $355.3 million, an increase of $56.4 million, or 18.9%, compared to the same nine months of 2002. The growth for both periods was driven by a combination of increased net interest income on loans and higher noninterest income.

Net interest income increased $36.6 million, or 9.3%, for the comparable nine month periods, driven by a $2.1 billion, or 10.7%, increase in average loans. Deposit volumes also increased $1.9 billion, or 22.6%, on a year to date basis. Increased loan volumes were largely the result of robust sales while higher deposit volume resulted primarily from increased market liquidity. SunTrust’s acquisition of Lighthouse Financial Services resulted in comparable year to date and quarter to quarter loan growth of $205 million, or 1.1%, and $430 million, or 2.2%, respectively. Net interest income for the third quarter of 2003 increased $17.0 million, or 12.7%, compared to the third quarter of 2002 driven by greater volumes.

Total noninterest income increased $50.1 million, or 29.0%, for the comparable nine month periods. The consolidation of SunTrust’s affordable housing partnerships resulted in $16.6 million, or 33.1%, of this growth. Remaining noninterest income growth resulted from increased deposit service charges, credit card income and loan fees. Third quarter 2002 to third quarter 2003 growth was $33.9 million, or 63.2%, and the consolidation of the affordable housing partnerships accounted for 49.0% of the increase.

Total noninterest expense increased $22.4 million, or 9.3%, for the comparable nine month periods. Compared to the third quarter of 2002, noninterest expense increased $30.4 million, or 41.4%. The consolidation of SunTrust’s affordable housing partnerships resulted in $14.1 million of noninterest expense in the third quarter of 2003 and is the primary reason for the year and quarter to date increases.

Corporate and Investment Banking

Corporate and Investment Banking’s contribution before taxes increased $111.5 million, or 80.0%, for the nine months ended September 30, 2003 compared to the same period in 2002. The biggest factor in the improvement was an $85.9 million decrease in the provision for loan losses. The decline was primarily due to $74.9 million in charge-offs related to the bankruptcy of a large corporate energy company in the first nine months of 2002. The remaining $25.6 million was primarily due to improvements of $14.7 million in noninterest income and $12.1 million in noninterest expense.

Corporate and Investment Banking’s contribution before taxes increased $19.6 million, or 30.6%, for the quarter ended September 30, 2003, compared to the same quarter of 2002. The provision for loan losses decreased $13.7 million, net interest income increased $9.9 million, and noninterest income increased $6.5 million. These improvements were partially offset by an increase of $10.4 million in noninterest expense, the bulk of which were primarily personnel related.

To comply with FIN 46, Three Pillars Funding Corp., a multi-seller commercial paper conduit with approximately $2.9 billion in assets, was consolidated in the third quarter of 2003. Excluding the effect of this consolidation, average loans declined approximately $1.1 billion, or 6.8%, on a comparable year-to-date basis. Loan demand continues to be soft primarily due to refinancings in the public markets as customers restructure their balance sheets, taking advantage of historic low interest rates. Average deposit balances increased $496.4 million, or 20.7%, benefiting primarily from increased liquidity in the market place. Noninterest income increased 3.7%, benefiting largely from the restructurings, particularly with debt capital markets products. The 4.2% decline in noninterest expense is due to the continued aggressive management of these expenses in a difficult operating environment and the realization of benefits from prior cost reduction strategies.

Private Client Services

Private Client Services’ contribution before taxes decreased $13.1 million, or 23.8%, for the quarter ended September 30, 2003 and $20.2 million, or 13.1%, for the nine months ended September 30, 2003 compared to the same periods of 2002.

Total noninterest income increased $8.9 million, or 5.7%, for the quarter ended September 30, 2003 and $6.1 million, or 1.3%, for the nine months ended September 30, 2003 compared to the same periods of 2002.

Trust and investment management income increased $3.9 million, or 3.2%, compared to the third quarter of 2002 and decreased $12.3 million, or 3.2%, compared to the nine months ended September 30, 2002. As of September 30, 2003 and 2002, assets under management were approximately $97.8 billion and $88.3 billion, respectively. Assets under management increased 10.8% due to an appreciation in the financial markets and net new business. Lost business was slightly improved compared to prior periods, while new business maintained its momentum. Average assets under management for the quarters ended September 30, 2003 and 2002 were approximately $97 billion and $91 billion, respectively, and approximately $94 billion and $93 billion for the nine months ended September 30, 2003 and 2002, respectively. The growth in trust and investment management income was reduced by less non-recurring revenue, primarily related to estate fees. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $172 billion, which included $22 billion in non-managed corporate trust assets, $32 billion in non-managed trust assets, and $20 billion in retail brokerage assets. The retail brokerage accounts include $2 billion related to Alexander Key.

Retail investment income increased $3.2 million, or 9.2%, compared to the third quarter of 2002 and $13.5 million, or 13.4%, compared to the nine months ended September 30, 2002. The increase in retail investment income was primarily due to an increase in broker production, the number of brokers, and increased revenue generated from Alexander Key. Retail investment sales increased 11.9% and 18.2%, respectively, compared to the third quarter and nine months ended September 30, 2002. This increase was greater than the increase in retail investment income due to fee based products that are sensitive to market volatility. As of September 30, 2003, brokerage assets increased 28.7% compared to September 30, 2002.

The remainder of the increase in total revenue was attributable to increases in net interest income, insurance, income, and other miscellaneous income. The increase in net interest income was primarily attributable to a 24.7% increase in average loans on a year to date basis.

Noninterest expense increased $23.8 million, or 21.5%, for the quarter ended September 30, 2003 and $27.7 million, or 7.8%, for the nine months ended September 30, 2003 compared to the same periods of 2002. The expense increases were primarily due to additional personnel and occupancy expense associated with PCS’ business-related investments. PCS continues to invest in the core business, new product capabilities, and new distribution channels and has partially offset these costs with various efficiency initiatives.

Mortgage

The Mortgage line of business’ contribution before taxes of $192.4 million for the nine months ended September 30, 2003, was up 80.4% over the same period of 2002. Contribution before taxes for third quarter of 2003 of $66.2 million was more than double the third quarter of 2002. Net interest income of $416.2 million and $161.1 million for the nine months and third quarter of 2003 was up 58.6% and 95.8%, respectively. Higher income from mortgage loans held for sale was the primary driver of the increase in net interest income. Noninterest income for the first nine months of 2003 was $6.1 million compared with $9.0 million in the same period of 2002. Third quarter of 2003 noninterest income was down $3.3 million from the third quarter of 2002. For both periods, higher income from record production was more than offset by lower servicing income, primarily due to higher mortgage servicing rights amortization expense that resulted from high loan prepayments. Noninterest expense for the first nine months of 2003 was $65.0 million higher than 2002 and $37.8 million higher in third quarter 2003 when compared with third quarter 2003, primarily due to increases in volume-related expenses.

Average total assets increased $4.1 billion and $6.8 billion for the nine months and quarter ended September 30, 2003, respectively. Mortgage loans held for sale was the primary driver of the growth. Average total liabilities were up $751.2 million over prior year to date and up $1.2 billion over third quarter 2002. Growth in deposits from higher loan payout levels was the principal reason. Loan production was $37.4 billion and $13.8 billion for the 2003 year to date and third quarter 2003 periods, respectively. This compared with $19.5 billion and $8.1 billion for the 2002 year to date and quarterly periods. Total loans serviced were $67.7 billion and $53.4 billion at September 30, 2003 and September 30, 2002, respectively.

Corporate/Other

The Corporate/Other line of business’ contribution before taxes decreased from $49.9 million for the third quarter of 2002 to a loss of $9.8 million for the third quarter of 2003. For the nine months ended September 30, 2003 compared to the same period in 2002, contribution before taxes declined $141.9 million, or 70.4%.

Net interest income decreased $90.1 million and $90.5 million for the third quarter and nine months ended September 30, 2003, respectively, compared to the same periods of 2002. The primary causes were lower interest rates compressing the margin earned on liabilities and capital and lower margins earned on the investment portfolio.

Noninterest income decreased from $36.6 million in the third quarter of 2002 to $11.7 million in the third quarter of 2003. For the nine months ended September 30, 2003 compared to the same period of 2002, noninterest income declined $107.9 million, or 71.2%. The decline for both periods was the result of higher transfers to the Commercial line of business for tax credits generated by SunTrust’s affordable housing businesses and lower securities gains.

Noninterest expense decreased $32.3 million in the third quarter of 2003 compared to the same quarter in the prior year. The decrease was primarily the result of lower salaries, incentives and employee benefit expenses and a higher recovery of occupancy expense from expense allocations. For the nine months ended September 30, 2003 compared to the same period of 2002, noninterest expense grew 8.8%, from $382.4 million to $416.0 million. This increase was primarily caused by increased employee benefit expense for pension and medical insurance and increased advertising expense.

Average total assets increased $4.2 billion, or 20.1%, in the third quarter of 2003 compared to the third quarter of 2002, and $4.8 billion, or 23.1%, on a year to date basis. The growth was primarily the result of an increase in the investment portfolio. Average total liabilities increased $8.7 billion, or 30.3%, compared to the third quarter of 2002 and $7.7 billion, or 26.4%, on a year to date basis. This rise was primarily fueled by growth in foreign and brokered deposits.

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

The major sources of the Company’s non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in relationships between rate indices (basis risk), changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. SunTrust measures these risks and their impact by identifying and quantifying exposures through use of sophisticated simulation and valuation models, as well as duration gap analysis.

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

The following table reflects the estimated change in net interest income as a percent of net interest income forecasted under stable rates for the next twelve months due to a gradual change in interest rates (25 bps per quarter). Rates are ramped down only 75 basis points due to the absolute low level of rates. The Fed Funds rate declined to 1.00% in late June 2003 and for net interest income simulation purposes taking the Fed Funds rate to 0.00% would be a low probability. Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2003	June 30, 2003
+ 100	0.3%	0.4%
- 75	-0.7%	-0.8%

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

SunTrust also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time (ramp), EVE uses instantaneous changes in rates (shock). EVE values only the current balance sheet, and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of September

30, 2003, an instantaneous 100 basis point increase in rates is estimated to increase EVE 3.3% versus EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to decrease EVE 5.3% versus EVE in a stable rate environment. These changes are within the established policy limits.

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

Trading Activities

Most of the Company’s trading activities are designed to provide capital markets services to customers and not to position the Company’s portfolio for gains from market movements. In order to accommodate customers, an inventory of securities is carried and access to market liquidity is maintained by making bid-offer prices to other market makers. Trading activities are confined to financial instruments and derivatives. The Company participates in derivatives and foreign exchange trading, as well as underwriting and market making in equity securities as an accommodation to customers. Cash instruments are bought and sold to satisfy customer investment needs. Derivative contracts are initially entered into to meet the customer risk management needs. The Company enters into subsequent transactions to manage the level of risk in accordance with approved limits.

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

The estimated combined period-end Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each Desk) was $1.5 million at September 30, 2003 and $1.4 million at December 31, 2002. The trading account net asset balance was $1.0 billion as of September 30, 2003 and $787.1 million as of December 31, 2002.

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

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.1 billion at September 30, 2003. A 10% decrease in share price of The Coca-Cola Company common stock at September 30, 2003 would result in a decrease, net of deferred taxes, of approximately $135 million in accumulated other comprehensive income.

Net Interest Income/Margin. Net interest income for the first nine months of 2003 was $2,487.8 million, an increase of $41.9 million or 1.7% from the first nine months of 2002. Net interest income was $844.4 million for the third quarter of 2003, an increase of $29.3 million or 3.6%, from the prior year. For the nine month period and for the third quarter 2003, the benefit from higher balance sheet volumes more than offset the adverse impact of the lower rate environment on net interest income.

The net interest margin declined 38 basis points and 40 basis points, respectively, from 3.46% in the first nine months of 2002 to 3.08% in the first nine months of 2003 and from 3.38% in the third quarter of 2002 to 2.98% in the third quarter of 2003. The Company consolidated “Three Pillars Funding Corp.”, a multi-seller commercial paper conduit, to comply with FIN 46 in July 2003. This consolidation accounted for 2 basis points and 6 basis points of the net interest margin change for the first nine months and the third quarter of 2003 compared to the same periods last year. In addition to the consolidation of Three Pillars, SunTrust consolidated its affordable housing partnerships, which had minimal impact on net interest margin for the first nine months of 2003 and a negative 2 basis point impact on net interest margin for the third quarter of 2003. The earning asset yield for the first nine months and third quarter of 2003 declined 104 basis points and 112 basis points, respectively, from the first nine months and third quarter of 2002. For the first nine months and third quarter of 2003, loan yields decreased 83 basis points and 97 basis points and securities available for sale yields declined 201 basis points and 196 basis points, respectively, from the comparable prior year periods. In the first nine months and third quarter of 2003, the total interest-bearing liability costs declined 78 basis points and 85 basis points, respectively, from the first nine months and third quarter of 2002. The larger decrease in earning asset yield versus the decrease in liability cost resulted in the overall net interest margin declining on a quarterly and year to date basis.

The decrease in the margin was due to a number of factors. The shift in the Company’s balance sheet structure in 2001 and 2002 to a slightly asset-sensitive position in anticipation of rising rates has not produced the expected margin benefit since rates did not materially rise until late in the third quarter of 2003. The yield curve remained relatively flat throughout the latter part of 2002 and the first half of 2003, although it has steepened since June 2003. STI prime rate averaged 4.16% for the first nine months and 4.00% for the third quarter of 2003, a decline of approximately 59 basis points from the first nine months of 2002 and 75 basis points below the third quarter of 2002. The Federal Reserve Bank Fed Funds rate averaged 1.16% for the first nine months and 1.00% for the third quarter of 2003, approximately 59 basis points below the first nine months of 2002 and 75 basis points below the third quarter 2002 average. The lower rates and flattening of the yield curve in the latter part of 2002 and the first half of 2003 created an acceleration of prepayments in the mortgage industry. As prepayments accelerated, higher yielding assets were replaced by lower yielding assets, which reduced the yield on the residential mortgage loan and the mortgage-backed securities portfolios. The Company’s repositioning of its investment portfolio during 2001 and 2002 shortened the duration of the portfolio and contributed to the decrease in the portfolio yield. Net free funding sources, comprised of demand deposits, equity and other liabilities, net of other assets, are worth less in a low/declining rate environment, contributing to compression of the net interest margin.

Average earning assets were up 14.4% and 17.5% and average interest-bearing liabilities increased 13.1% and 15.6% for the first nine months and third quarter of 2003, respectively, versus the first nine months and third quarter of 2002. Adjusting for Three Pillars, average earning assets increased 13.5% and 14.9% and interest-bearing liabilities rose 12.0% and 12.4% for the first nine months and third quarter of 2003, respectively. Average loans rose $4.2 billion and $6.0 billion, securities available for sale increased $4.1 billion and $4.1 billion, and loans held for sale increased $5.3 billion and $7.0 billion in the first nine months and third quarter of 2003, respectively. Loans held for sale increased due to increased mortgage refinancing activity.

The Company continues to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow retail deposits. Campaigns to attract consumer deposits were implemented in 2002 and 2003. The Company believes that deposit growth has also benefited from the volatility in the financial markets. Average money market deposits grew 10.2% and 7.7%, NOW accounts increased 14.7% and 13.0% and demand deposits increased 17.6% and 24.3% in the first nine months and third quarter of 2003, respectively, over the first nine months and third quarter of 2002.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of two basis points for the first nine months of 2003 and three basis points for the first nine months of 2002. Table 2 contains more detailed information concerning average loans, yields and rates paid.

Noninterest Income. Noninterest income increased $25.6 million, or 4.7%, from the third quarter of 2002 to the third quarter of 2003 and decreased $22.2 million, or 1.3%, from the first nine months of 2002 to the first nine months of 2003. Positively impacting noninterest income were increases in service charges on deposit accounts, investment banking and trading income, and other charges and fees. Service charges on deposit accounts increased $5.1 million and $21.1 million compared to the third quarter and first nine months of 2002 primarily due to increased NSF/stop payment volumes. Combined trading account profits and commissions and investment banking income, SunTrust’s capital market revenue sources, increased $11.1 million and $15.0 million in the third quarter and first nine months of 2003, respectively, compared to the same periods of the prior year due to strong growth in the debt capital markets. Other charges and fees increased $9.5 million compared to the third quarter of 2002 and $24.4 million year to date due primarily to an increase in insurance revenues and increased letters of credit fees. Additionally, noninterest income increased $16.6 million in the third quarter and year to date as a result of the consolidation of certain affordable housing partnerships.

Negatively impacting noninterest income was combined mortgage production and servicing income declining $6.3 million, or 44.2%, and $15.7 million, or 143.5%, compared to the third quarter and first nine months of 2002, respectively. Record mortgage production for the third quarter of 2003 was more than offset by the decline in mortgage servicing income. Mortgage production for the third quarter and year to date 2003 was $13.8 billion and $37.4 billion compared to $8.1 billion and $19.5 billion for the same periods of 2002. The decline in mortgage servicing income was due to accelerated amortization of mortgage servicing rights resulting from increased prepayments in the low interest rate environment, which existed at the beginning of the third quarter. Long-term rates were in a relatively higher trending range during the second half of the quarter and should result in lower prepayments and MSR amortization in the future. Security gains also declined $14.7 million, or 32.1%, and $60.6 million, or 36.7%, compared to the third quarter and first nine months of 2003, respectively.

Trust and investment management income increased $3.9 million, or 3.2%, compared to the third quarter of 2002 and decreased $12.3 million, or 3.2%, year to date. As of September 30, 2003 and 2002, assets under management were approximately $97.8 billion and $88.3 billion, respectively. Assets under management increased 10.8% due to appreciation in the equity and bond markets and net new business. Lost business was slightly improved compared to prior periods, while new business maintained its momentum. Average assets under management for the three month periods ended September 30, 2003 and 2002 were approximately $97 billion and $91 billion, respectively, and approximately $94 billion and $93 billion for the nine months ended September 30, 2003 and 2002, respectively. The growth in trust and investment management income was offset by less non-recurring revenue, primarily related to estate fees. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $172 billion, which included $22 billion in non-managed corporate trust assets, $32 billion in non-managed trust assets, and $20 billion in retail brokerage assets. The retail brokerage accounts include $2 billion related to Alexander Key.

Retail investment income increased $3.6 million, or 10.2%, compared to the third quarter of 2002 and $14.4 million, or 13.9%, year to date. The increase in retail investment income was primarily due to an increase in broker production, the number of brokers, and increased revenue generated from Alexander Key. Retail investment sales increased 11.9% and 18.2%, respectively, compared to the third quarter 2002 and year to date, which was greater than the increase in retail investment income due to fee based products that are sensitive to market volatility. As of September 30, 2003, brokerage assets increased 28.7% compared to September 30, 2002.

In May 2003, Visa agreed to lower the fees they charge retailers for processing certain debit card transactions through year-end 2003. Beginning in August 2003, this lower fee structure will result in a reduction of debit card income recorded by banks. SunTrust expects this agreement will reduce debit card income approximately $1.3 million per month through the remainder of 2003 compared to the same months in 2002. The Company is continuing to assess the impact on periods beyond 2003.

Noninterest Income	Table 5
(Dollars in millions) (Unaudited)

	Quarters
	2003			2002
	3	2	1	4	3
Service charges on deposit accounts	$162.0	$158.0	$157.8	$156.2	$157.0
Trust and investment management income	127.8	124.2	120.8	119.4	123.9
Retail investment services	38.7	42.0	37.5	33.0	35.1
Other charges and fees	86.1	82.6	78.3	74.3	76.6
Investment banking income	47.7	57.2	33.8	39.5	39.8
Trading account profits and commissions	26.8	29.6	30.8	29.7	23.6
Mortgage production	32.2	82.1	38.8	61.3	22.3
Mortgage servicing	(52.7)	(80.1)	(47.0)	(68.1)	(36.5)
Credit card and other fees	29.6	32.4	28.6	29.9	27.4
Securities gains	31.1	31.2	42.0	39.5	45.8
Other income	45.2	37.6	26.2	13.0	33.9

Total noninterest income	$574.5	$596.8	$547.6	$527.7	$548.9

Noninterest Expense. Noninterest expense increased $83.7 million, or 10.8%, and $132.8 million, or 5.6%, in the third quarter and first nine months of 2003 compared to the same periods of the prior year. Noninterest expense included $6.1 million and $7.4 million for the third quarter and first nine months of 2003 related to the Lighthouse franchise, which the Company acquired in the second quarter of 2003. Additionally, noninterest expense increased $14.1 million for the third quarter and year to date 2003 as a result of the consolidation of certain affordable housing partnerships, which were consolidated in the third quarter of 2003.

The first nine months of 2002 included $16.0 million of merger related charges for operations and systems integration related to the acquisition of Huntington-Florida. The third quarter and first nine months of 2002 also included One Bank expenses of $18.3 million and $44.5 million. The One Bank initiative was completed in the fourth quarter of 2002.

Personnel expense increased $36.7 million, or 8.4%, from the third quarter of 2002 to the third quarter of 2003 and $66.0 million, or 4.8%, from the first nine months of 2002 to the first nine months of 2003. The increase in personnel expense was mainly attributable to incentive and commission payments related to higher business volumes particularly in the mortgage line of business, which experienced record levels of production. Pension expense increased $12.3 million from the third quarter of 2002 to the third quarter of 2003 and $36.2 million from the first nine months of 2002 to the first nine months of 2003 due to a reduced expected long term rate of return on plan assets and a lower discount rate for measuring pension liabilities.

Marketing and customer development expenses increased $9.3 million, or 59.0%, and $16.3 million, or 27.6%, compared to the third quarter and first nine months of 2002 as the Company continues its aggressive 2003 marketing strategy and sales focus. Campaigns and promotions for 2003 include the Giant Truckload Sale, the Mini Cooper Campaign, and the Company’s new partnership with the Atlanta Falcons.

Noninterest Expense	Table 6
(Dollars in millions) (Unaudited)

	Quarters
	2003			2002
	3	2	1	4	3
Salaries	$262.5	$261.8	$272.8	$270.5	$276.1
Other compensation	129.2	124.6	102.2	114.7	87.1
Employee benefits	80.4	96.2	98.7	71.0	72.2

Total personnel expense	472.1	482.6	473.7	456.2	435.4
Outside processing and software	65.4	61.0	57.1	57.0	59.9
Net occupancy expense	60.5	58.6	57.7	61.7	57.6
Equipment expense	44.9	44.5	43.5	45.1	42.8
Marketing and customer development	25.0	25.6	24.9	20.8	15.7
Credit and collection services	19.3	19.2	16.1	15.9	14.2
Postage and delivery	17.4	17.1	17.5	18.3	17.0
Amortization of intangible assets	16.2	15.2	16.7	17.5	17.5
Communications	16.1	15.4	14.9	14.1	16.6
Other staff expense	15.0	15.8	10.6	13.8	12.2
Consulting and legal	14.2	14.6	12.7	25.0	21.6
Operating supplies	10.8	8.5	9.7	11.2	10.3
FDIC premiums	4.7	4.8	4.1	4.2	4.4
Other real estate (income) expense	(0.3)	(0.8)	—	0.3	(0.1)
Other expense	78.6	55.6	59.0	75.3	51.0

Total noninterest expense	$859.9	$837.7	$818.2	$836.4	$776.1

Efficiency ratio	60.6%	59.5%	59.3%	61.3%	56.9%

Provision for Loan Losses and Allowance for Loan Losses. Provision for loan losses totaled $79.8 million in the third quarter of 2003, a decrease of $18.9 million, or 19.1%, from the third quarter of 2002. Net charge-offs for the third quarter of 2003 were $79.3 million, a decline of $19.0 million, or 19.4%, from the same period of the prior year.

Provision for loan losses totaled $243.3 million in the first nine months of 2003, a decrease of $130.0 million, or 34.8%, compared to the same period of 2002. Net charge-offs for the nine months ended September 30, 2003 were $241.3 million, a decrease of $85.3 million, or 26.1%, from the nine months ended September 30, 2002. The decline was due to an $89.9 million reduction in commercial net charge-offs. Commercial charge-offs in the first nine months of 2002 included $74.9 million related to the bankruptcy of a large corporate energy company.

The SunTrust Allowance for Loan Losses Committee meets at least quarterly to affirm the allowance methodology, analyze provision and charge-off trends and assess the appropriateness of the allowance. The allowance analysis is based on accounting and regulatory guidance concerning pooled loans and specifically analyzed loans, along with other internal and external factors that affect credit losses. These other factors consider variables such as the economic environment, concentrations of credit exposure and administrative risks. During the third quarter, SunTrust implemented improved automation tools for several credit data gathering functions. In addition, the Company adjusted its threshold for loans individually reviewed for impairment under SFAS No. 114 and updated its impairment testing template. It also enhanced its economic risk component based on an analysis of observable economic data to historical losses. These revisions did not result in material changes to the overall allowance.

At September 30, 2003, SunTrust’s allowance for loan losses totaled $941.4 million, or 1.19% of total loans, compared to $930.1 million, or 1.27% of total loans at December 31, 2002. The consolidation of Three

Pillars reduced the September 30, 2003, allowance to total loan ratio four basis points. The allowance as a percentage of total nonperforming loans increased from 182.0% at December 31, 2002 to 217.6% at September 30, 2003. The allowance as a percentage of annualized quarterly net charge-offs increased from 245.0% at December 31, 2002 to 299.4% at September 30, 2003, due to comparatively lower charge-offs in the first nine months of 2003.

Summary of Loan Loss Experience	Table 7
(Dollars in millions) (Unaudited)

	Quarters
	2003			2002
	3	2	1	4	3
Allowance for Loan Losses
Balances - beginning of quarter	$940.9	$931.1	$930.1	$929.3	$928.9
Allowance from acquisitions and other activity - net	—	9.3	—	—	—
Provision for loan losses	79.8	82.7	80.8	96.5	98.7
Charge-offs:
Commercial	(55.5)	(59.7)	(50.2)	(49.8)	(73.1)
Real estate:
Construction	—	(0.6)	(0.1)	(0.1)	(0.3)
Residential mortgages	(5.8)	(4.4)	(3.9)	(7.2)	(3.7)
Other	(1.3)	(1.1)	(0.2)	(0.4)	(1.0)
Commercial credit card	(0.8)	(0.7)	(0.6)	(0.8)	(0.3)
Consumer loans	(40.2)	(33.8)	(44.9)	(56.9)	(36.1)

Total charge-offs	(103.6)	(100.3)	(99.9)	(115.2)	(114.5)

Recoveries:
Commercial	13.5	7.4	9.1	8.1	6.6
Real estate:
Construction	—	0.2	0.2	0.3	—
Residential mortgages	1.2	1.1	1.3	0.9	1.1
Other	0.7	0.2	0.3	1.5	1.0
Commercial credit card	0.1	0.1	—	0.2	0.2
Consumer loans	8.8	9.1	9.2	8.5	7.3

Total recoveries	24.3	18.1	20.1	19.5	16.2

Net charge-offs	(79.3)	(82.2)	(79.8)	(95.7)	(98.3)

Balance - end of quarter	$941.4	$940.9	$931.1	$930.1	$929.3

Quarter-end loans outstanding	$78,788.2	$75,261.8	$73,849.8	$73,167.9	$72,604.9
Average loans	77,733.2	74,311.5	73,049.8	72,668.8	71,695.6
Allowance to quarter-end loans	1.19%	1.25%	1.26%	1.27%	1.28%
Allowance to nonperforming loans	217.6	194.8	179.0	182.0	167.8
Net charge-offs to average loans
(annualized)	0.40	0.44	0.44	0.52	0.54
Recoveries to total charge-offs	23.5	18.0	20.1	16.9	14.2

Nonperforming Assets	Table 8
(Dollars in millions) (Unaudited)

	2003			2002
	September 30	June 30	March 31	December 31	September 30
Nonperforming Assets
Nonaccrual loans:
Commercial	$259.5	$304.6	$345.1	$351.3	$393.0
Real Estate:
Construction	7.0	8.4	11.9	10.0	11.1
Residential mortgages	79.7	81.3	82.6	82.5	81.1
Other	40.2	47.6	46.2	38.0	42.6
Consumer loans	36.9	38.7	34.3	29.2	26.0

Total nonaccrual loans	423.3	480.6	520.1	511.0	553.8
Restructured loans	9.2	2.5	—	—	—

Total nonperforming loans	432.5	483.1	520.1	511.0	553.8
Other real estate owned (OREO)	19.6	20.9	18.0	18.0	15.0
Other repossessed assets	11.7	11.4	10.3	13.0	25.9

Total nonperforming assets	$463.8	$515.4	$548.4	$542.0	$594.7

Ratios:
Nonperforming loans to total loans	0.55%	0.64%	0.70%	0.70%	0.76%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.59	0.68	0.74	0.74	0.82
Accruing Loans Past Due 90 Days or More	$228.2	$157.1	$165.3	$177.9	$185.8

Loan Portfolio by Types of Loans	Table 9
(Dollars in millions) (Unaudited)

	2003			2002
	September 30	June 30	March 31	December 31	September 30
Commercial	$30,319.8	$28,273.2	$28,557.2	$28,693.6	$28,823.9
Real estate:
Construction	4,366.7	4,281.4	4,040.2	4,002.4	3,936.7
Residential mortgages	22,839.5	21,284.6	20,302.4	19,443.4	19,187.5
Other	9,301.0	9,324.6	9,181.4	9,101.8	8,881.4
Commercial credit card	135.5	132.1	127.9	111.3	115.6
Consumer loans	11,825.7	11,965.9	11,640.7	11,815.4	11,659.8

Total loans	$78,788.2	$75,261.8	$73,849.8	$73,167.9	$72,604.9

Nonperforming Assets. Nonperforming assets totaled $463.8 million at September 30, 2003, a decrease of $78.2 million, or 14.4%, from December 31, 2002. The decrease was primarily due to a $78.4 million, or 15.3%, drop in nonperforming loans and resulted in a decline in the ratio of nonperforming assets to total loans plus other real estate owned (“OREO”) and other repossessed assets to 0.59% at September 30, 2003 from 0.74% at December 31, 2002. Nonperforming loans at September 30, 2003 include $423.3 million of nonaccrual loans and $9.2 million of restructured loans, the latter of which represents a select group of consumer workout loans.

Interest income on nonperforming loans, if recognized, is recorded using the cash basis method of accounting. During the first nine months of 2003 and 2002, this amounted to $10.2 million and $10.3 million, respectively. For the nine months ended September 30, 2003 and 2002, interest income of $27.1 million and $34.2 million, respectively, would have been recorded if all nonperforming loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more increased $71.1 million from June 30, 2003 to September 30, 2003. The increase was primarily related to a shared national credit borrower in bankruptcy whose note has matured, but on which interest is current. Full repayment is expected as a result of the sale of the business. The sale has been affirmed by the bankruptcy court with full pay-off anticipated in the fourth quarter.

Loans. Total loans at September 30, 2003, were $78.8 billion, an increase of $5.6 billion, or 7.7%, from December 31, 2002. The increase was primarily due to an increase in residential mortgages, the acquisition of Lighthouse, and the consolidation in the third quarter of 2003 of SunTrust’s multi-seller commercial paper conduit, Three Pillars. Residential mortgages, which include home equity lines, increased $3.4 billion, or 17.5%, compared to December 31, 2002. This increase was primarily due to a $1.3 billion, or 25.7%, increase in home equity lines and a $2.2 billion, or 17.9%, increase in retained first mortgages. The Company retains in its loan portfolio predominately mortgage loans with variable interest rates. The increase in home equity lines is attributable to the Company’s “Giant Truckload” marketing campaign, appreciation in the housing market, and the favorable interest rate environment. The Lighthouse acquisition added $360.9 million of loans to the portfolio as of September 30, 2003, including $115.7 million in residential mortgages and $209.9 million in construction loans. Commercial loans increased $1.6 billion, or 5.7%, due to the consolidation of Three Pillars. As of September 30, 2003, commercial loans related to Three Pillars were $2.0 billion.

Income Taxes. The provision for income taxes was $136.0 million and $424.8 million for the third quarter and first nine months of 2003, compared to $136.2 million and $409.8 million for the same prior year periods. This represents an approximate 29% and 30% effective tax rate for the third quarter and first nine months of 2003 compared to 28% and 29% for the same prior year periods.

Securities Available for Sale. The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. As part of its asset and liability management strategy in the third quarter of 2003, the Company took advantage of an increase in interest rates and a steeper yield curve to increase the size and improve the yield of the investment portfolio. The portfolio size was $23.4 billion on an amortized cost basis at September 30, 2003 compared with $19.7 billion at June 30, 2003 and $21.0 billion at December 31, 2002. The average life was 3.8 years as of September 30, 2003, an increase from 2.7 years at June 30, 2003 and 2.8 years at December 31, 2002. Floating rate securities comprised 15% of the total portfolio at quarter-end, down from 20% at June 30, 2003 and 21% at December 31, 2002. The average duration of the portfolio, a measure of price sensitivity, was 2.3% at September 30, 2003, an increase from a 1.4% duration as of June 30, 2003 and a 1.3% duration as of December 31, 2002. The increase in duration of the overall portfolio was impacted by slower prepayment speeds of mortgage-backed securities and the reduction in the mix of floating rate securities. While the portfolio yield decreased from 3.07% in the second quarter to 2.87% in the third quarter of 2003, additional purchases at higher interest rates toward the end of the quarter caused the yield to improve to 3.10% at September 30, 2003. Net securities gains of $31.1 million and $104.4 million were realized in the third quarter and first nine months of 2003, respectively, to take advantage of market opportunities while implementing the Company’s asset and liability management strategy.

The carrying value of the investment portfolio reflected $2.2 billion in net unrealized gains at September 30, 2003, including a $2.1 billion unrealized gain on the Company’s investment in common stock of The

Coca-Cola Company. The market value of this common stock investment decreased $37.2 million, while the net unrealized gain on the remainder of the portfolio decreased $137.5 million compared to December 31, 2002. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income.

Off-Balance Sheet Lending Related Commitments	Table 10

(Dollars in Millions) (Unaudited)	At September 30, 2003
Lines of credit
Home equity lines	$6,735.4
Commercial credit card	519.3
Commercial real estate	2,567.5
Mortgage commitments[1]	12,831.6
Commercial paper conduit	4,357.2
Commercial	32,819.0

Total lines of credit	$59,830.0

Letters of credit	$9,888.6

[1]	Includes $4,172.4 million in interest rate locks accounted for as derivatives.

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank, and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long term debt, other liabilities and capital. The Company utilizes short-term unsecured borrowings to the extent there is adequate pledgable or marketable securities and other secured borrowing sources, excluding Three Pillars. The commercial paper borrowings of Three Pillars are included in short-term borrowings, which were $2.9 billion as of September 30, 2003.

Customer-based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 65% of the funding base on average in the third quarter of 2003, compared to 66% in the second quarter of 2003 and 71% in the third quarter of 2002. The decrease compared to 2002 is attributable primarily to growth in the investment portfolio and loans held for sale, which have largely been financed through wholesale funding sources. Increases in rates, economic activity and confidence in the financial markets may lead to a reduction of deposits, which may need to be replaced with higher cost borrowings.

Net short-term unsecured borrowed funds, including wholesale domestic and international deposits and Fed Funds, totaled $18.4 billion at September 30, 2003 compared to $14.7 billion at December 31, 2002 and $9.7 billion at September 30, 2002. As noted above, the increase is primarily attributable to the growth in the investment portfolio and loans held for sale. Total net wholesale funding, including short-term unsecured borrowings, secured wholesale borrowings and long-term debt, totaled $39.7 billion at September 30, 2003 versus $32.0 billion at December 31, 2002 and $28.0 billion at September 30, 2002. The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding through policy limits reviewed at ALCO.

The Company maintains access to a diversified base of wholesale funding sources. These sources include Fed Funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, eurodollar deposits, Federal Home Loan Bank advances, Global Bank Note issuance, and commercial paper issuance. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources.

The low rate environment has created heavy refinance activity and the amount of mortgage loans originated by the Company. The Company sells most of these loans into the secondary market and such loans are included in loans held for sale. Delivery of these mortgages into the secondary market has not kept pace with production, leading to unusually large balances in this account. For the first nine months of 2003, the Company originated $37.4 billion in loans held for sale compared to $18.3 billion for the first nine months of 2002. As of September 30, 2003, the balance of loans held for sale was $9.2 billion compared to $7.7 billion on December 31, 2002. SunTrust has been able to fund this increase in balances in the normal course of business and anticipates being able to do so in the future. As production decreases, the balance of this account should decline as delivery of mortgages surpasses production.

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

As of September 30, 2003, Three Pillars had assets and liabilities included on the Consolidated Balance Sheet of approximately $2.9 billion, consisting of primarily secured loans, marketable asset-backed securities and short-term commercial paper liabilities. For the quarters ended September 30, 2003 and 2002, activities related to the Three Pillars relationship generated approximately $5.6 million and $5.0 million in fee revenue for SunTrust Bank. These activities include: making client referrals and investment recommendations to Three Pillars; issuing a letter of credit, which provides partial credit protection to commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event that it can no longer issue commercial paper or in certain other circumstances. As of September 30, 2003, the liquidity commitments and other credit enhancement SunTrust Bank had to Three Pillars totaled $4.7 billion and $407.4 million, respectively, which represent the Company’s maximum exposure to potential loss. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes. In 2003, SunTrust Bank funded approximately $30 million related to the liquidity arrangement with Three Pillars, resulting from a ratings downgrade of an asset backed security. The Company does not anticipate a credit loss as a result of the transaction. The Company had $35.4 billion in corporate and commercial real estate commitments, in addition to the amounts described above for Three Pillars. The Company also had $9.9 billion in letters of credit, most of which are standby letters of credit that provide that the Bank fund if certain future events occur. Of this, approximately $5.4 billion support variable rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

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

Certain provisions of long-term debt agreements and holding company lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of September 30, 2003, the Company was in compliance with all covenants and provisions of these agreements.

Subsequent to September 30, 2003, the Company issued $1.55 billion in long-term senior notes under its Global Bank Note program for general corporate needs and balance sheet management purposes. Taking this issuance into account, there is $6.95 billion remaining under the program to issue senior or subordinated debt.

Derivatives. Derivative financial instruments are components of the Company’s risk management profile. These instruments include interest rate swaps, options, futures, forward contracts and credit default swaps. The Company also enters into derivative instruments as a service to banking customers. In the normal course of business, the Company monitors and offsets its market risk exposure with dealers.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. On January 1, 2001, the Company adopted SFAS No. 133. Accordingly, all derivatives are recorded in the financial statements at fair value.

The following table shows the derivative instruments entered into by the Company as an end-user:

Risk Management Derivative Financial Instruments [1]				Table 11
(Dollars in thousands)(Unaudited)

	As of September 30, 2003
	Notional Amount	Gross Unrealized [6]		Equity [7]	Average Maturity in Yrs
		Gains	Losses
Asset Hedges
Fair value hedges
Interest rate swaps [2]	$25,000	$—	$(789)	$—	1.07
Forward Contracts [3]	7,187,846	—	(139,800)	—	0.05

Total asset hedges	$7,212,846	$—	$(140,589)	$—	0.05

Liability Hedges
Cash flow hedges
Interest rate swaps [4]	$2,595,000	$—	$(25,718)	$(16,716)	1.33
Fair value hedges
Interest rate swaps [5]	5,066,750	104,811	—	—	9.04

Total liability hedges	$7,661,750	$104,811	$(25,718)	$(16,716)	6.43

[1]	Includes only derivative financial instruments which are qualifying hedges under FAS 133. All of the company’s other derivative instruments are classified as trading. All interest rate swaps have variable LIBOR resets of six months or less, and are the pay or receive rates in effect at September 30, 2003.

[2]	Interest rate swaps are designated as fair value hedges of fixed rate loans.

[3]	Forward contracts are designated as fair value hedges of mortgage loans in the warehouse.

[4]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and other variable rate debt.

[5]	Interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances and other fixed rate debt.

[6]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.

[7]	At September 30, 2003, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $16.7 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cashflow hedges. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of September 30, 2003, $16.7 million of net losses, net of income taxes recorded in accumulated other comprehensive income are expected to be reclassified as interest expense or other income during the next twelve months.

Capital Ratios					Table 12
(Dollars in millions) (Unaudited)

	2003			2002
	September 30	June 30	March 31	December 31	September 30
Tier 1 capital	$8,670.5	$8,426.4	$8,203.5	$8,106.1	$7,973.0
Total capital	12,965.4	12,885.5	12,617.5	12,609.8	12,125.7
Risk-weighted assets	113,686.5	113,194.8	110,903.3	108,501.1	105,441.2
Risk-based ratios:
Tier 1 capital	7.63%	7.44%	7.40%	7.47%	7.56%
Total capital	11.40	11.38	11.38	11.62	11.50
Tier 1 leverage ratio	7.05	7.27	7.15	7.30	7.69
Total shareholders’ equity to assets	7.29	7.59	7.24	7.47	7.87

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

The Company and subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Banks are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of September 30, 2003, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.63%, 11.40% and 7.05%, respectively. SunTrust is committed to remaining well capitalized.

The Company raises subordinated debt as part of managing the Total Capital regulatory ratios. SunTrust Bank issued $500 million in subordinated debt in 2002 under its Global Bank Note program. SunTrust Bank has $6.95 billion remaining under its Global Bank Note program to issue senior or subordinated debt, taking into account the $1.55 billion in senior notes issued subsequent to September 30, 2003. SunTrust Banks, Inc. has $1 billion remaining on its current shelf registration for senior or subordinated debt. In 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary. This amount is reflected in other liabilities and totals $403.7 million including accrued interest as of September 30, 2003.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. The Company’s capital needs are assessed based on expected growth and the current economic climate. During the first nine months of 2003, share repurchases were as follows:

Share Repurchases					Table 13
(Unaudited)

	Total number of shares purchased	Average price paid per share	Broker-dealer used to effect purchases	Number of shares purchased as part of publicly announced plans or programs[1]	Maximum number of shares that may yet be purchased under the plans or programs
January	300,000	$55.9189	SunTrust Robinson Humphrey	300,000	9,202,796
February	1,243,000	56.0153	SunTrust Robinson Humphrey	1,243,000	7,959,796
March	1,460,000	54.4486	SunTrust Robinson Humphrey	1,460,000	6,499,796
April	—	—	—	—	6,499,796
May	—	—	—	—	6,499,796
June	—	—	—	—	6,499,796
July	—	—	—	—	6,499,796
August	257,000	59.3601	SunTrust Robinson Humphrey	257,000	6,242,796
September	15,000	60.0000	SunTrust Robinson Humphrey	15,000	6,227,796

Total	3,275,000	$55.5888		3,275,000

[1]	On November 12, 2002, the Board of Directors authorized to purchase 10 million shares of SunTrust common stock in addition to 2,796 shares which were remaining from a June 13, 2001 authorization. There is no expiration date for this authorization.

Prior to quarter end, the Regulatory Agencies issued an interim rule allowing sponsoring banking organizations to remove Asset Backed Commercial Paper (ABCP) program assets consolidated under FIN 46, “Consolidation of Variable Interest Entities” from their risk-weighted asset bases for purposes of calculating risk-based capital ratios. This interim rule does not affect the average assets used in the calculation of Tier 1 Leverage. This provision, unless otherwise amended or modified, expires after March 31, 2004. Without the interim rule, Tier 1 Risk-Based Capital and Total Risk-Based Capital would be negatively impacted by 17 basis points and 25 basis points, respectively.

The Regulatory Agencies concurrently issued for comment proposals on the risk-based treatment of ABCP conduits by sponsoring organizations, regardless of their consolidation under FIN 46. The proposal provides for a 20% credit conversion factor on the liquidity facilities supporting the underlying assets of the program. The new proposal would negatively impact the Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios by 5 basis points and 8 basis points, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 33-36.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

•	Exhibit 31.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	The Company filed a Form 8-K on September 5, 2003, to file a notification that certain previously disclosed line of business items may be restated in an investor presentation on September 9, 2003.

•	The Company filed a Form 8-K on October 9, 2003, to file a news release announcing financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of November, 2003.

SunTrust Banks, Inc. (Registrant)

/S/ Jorge Arrieta

Jorge Arrieta Senior Vice President and Controller (Chief Accounting Officer)