Form 10-K
period 2003-12-31
SUNTRUST BANKS INC
filed 2004-02-27
CIK 750556

2003 FORM 10-K

Securities and Exchange Commission

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

Commission file number 1-8918

SunTrust Banks, Inc.

Incorporated in the State of Georgia

IRS Employer Identification Number 58-1575035

Address: 303 Peachtree Street, NE, Atlanta, GA 30308

Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock–$1.00 par value, which is registered on the New York Stock Exchange.

As of January 31, 2004, SunTrust had 282,179,309 shares of common stock outstanding.

SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) ☑

As of June 30, 2003, SunTrust had 281,392,725 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on June 30, 2003 was approximately $16.6 billion.

Annual Report 2003	SunTrust Banks, Inc.

EXECUTIVE OFFICERS

Name	Business Experience	Age
L. Phillip Humann	Chairman of the Board, President and Chief Executive Officer of the Company. He is a Director of Coca-Cola Enterprises Inc., Equifax Inc. and Haverty Furniture Companies, Inc. Mr. Humann has been a director of the Company since 1991.	58

John W. Clay, Jr.	A Vice Chairman of the Company since August 2000 with management oversight of banking functions, including corporate and investment banking. From 1997 until August 2000 he was an Executive Vice President of the Company. Prior to 1997, he was Chief Executive Officer of the Company’s Tennessee banking operations.	62

Theodore J. Hoepner	A Vice Chairman of the Company since August 2000 with responsibility for the Company’s asset quality, efficiency and quality initiatives, human resources and legal and regulatory affairs. Mr. Hoepner is also Chief Risk Officer, effective as of February 2003, to include responsibility for the Company’s audit and internal control functions. From August 2000 until February 2003, Mr. Hoepner also had responsibility for the Company’s technology and operations functions. From 1995 until August 2000 he was an Executive Vice President of the Company, with responsibility for the Company’s Florida banking operations. From 1999 through August 2000 he also had responsibility for SunTrust Service Corporation, human resources and efficiency and quality initiatives.	62

John W. Spiegel	A Vice Chairman of the Company since August 2000 with responsibility for the Company’s finance-related functions. Mr. Spiegel is also Chief Financial Officer, a position he has held for more than five years. Prior to August 2000 he was an Executive Vice President of the Company.	62

James M. Wells III	A Vice Chairman of the Company since August 2000 with responsibility for oversight of the Company’s commercial, retail, mortgage and private client services lines of business. He also has senior executive responsibility for the Company’s marketing and corporate strategy units, and, as of February 2003, has responsibility for the Company’s technology and operations functions. From January 2000 to August 2000 Mr. Wells served as President and Chief Executive Officer of the Company’s Mid-Atlantic region. From 1988 to January 2000 he served as President of Crestar Financial Corporation and Crestar Bank.	57

Jorge Arrieta	A Senior Vice President, Controller and Chief Accounting Officer of the Company. Prior to August 2002, Mr. Arrieta was a First Vice President in the Financial Accounting area.	49

Charles T. Hill	An Executive Vice President of the Company and, since January 2001, Chairman, President and Chief Executive Officer of the Mid-Atlantic banking operations. From August 2000 to January 2001, Mr. Hill was President and Chief Executive Officer of the Mid-Atlantic banking operations. Prior to August 2000, Mr. Hill was Executive Vice President, Commercial Banking, and Senior Credit Officer for the Mid-Atlantic region.	53

Name	Business Experience	Age
C. Eugene Kirby	An Executive Vice President and Retail Banking Line of Business Head. Prior to 2002, Mr. Kirby was the Director of eBusiness for the Company and prior to that he was an Executive Vice President in the Retail Banking area.	44

George W. Koehn	An Executive Vice President of the Company and, since August 2000, Chairman and Chief Executive Officer of the Company’s Florida banking operations. Prior to August 2000, Mr. Koehn was President of the Florida banking operations and Chairman and Chief Executive Officer of the Central Florida banking unit.	60

Carl F. Mentzer	An Executive Vice President of the Company and Commercial Line of Business Head. In May 1995, Mr. Mentzer was elected Chairman of the Board and Chief Executive Officer of SunTrust Bank, Tampa Bay and held that position until December 31, 1999.	58

William H. Rogers, Jr.	An Executive Vice President of the Company. Since October 2000 Mr. Rogers has had responsibility for trust, investment and private client services. Prior to October 2000, Mr. Rogers was head of Georgia community banking and the Georgia retail line of business.	46

R. Charles Shufeldt	An Executive Vice President and line of business head for the Company’s Corporate and Investment Banking Unit since August 2000. Prior to that, Mr. Shufeldt served as Senior Vice President in the same unit.	53

E. Jenner Wood, III	Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group since June 2002 and an Executive Vice President of the Company. Prior to June 2002, Mr. Wood was Chairman, President and CEO of SunTrust Bank, Georgia. Prior to April 2001, Mr. Wood was President of SunTrust Bank, Georgia since October 2000 and prior to that he was responsible for trust, investment and private client services.	52

February 23, 2004

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBIT INDEX

Exhibit	Description	Sequential Page Number
3.1	Amended and Restated Articles of Incorporation of SunTrust Banks, Inc. (“Registrant”) effective as of November 14, 1989, and amendment effective as of April 24, 1998, incorporated by reference to Exhibit 3.1 to Registrant’s 1998 Annual Report on Form 10-K.	*

3.2	Amendment to Restated Articles of Incorporation of Registrant, effective April 18, 2000, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q as of March 31, 2000.	*

3.3	Bylaws of Registrant, amended effective as of April 16, 2002, incorporated by reference to Exhibit 3.3 to Registrant’s Form 10-Q as of March 31, 2002.	*

4.1	Indenture Agreement between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-00084.	*

4.2	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.3	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.4	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.	*

4.5	Form of Indenture, dated as of February 1, 1985, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-61583.	*

4.6	Form of Indenture, dated as of September 1, 1993, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-50387.	*

4.7	Form of Third Supplemental Indenture (to Indenture dated as of February 1, 1985), dated as of July 1, 1992, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Registration Statement No. 333-61583.	*

4.8	Form of resolutions of the Board of Directors of Crestar Financial Corporation (now known as SunTrust Bank Holding Company) approving issuance of $150 million of 8 3/4% Subordinated Notes Due 2004, incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-61583.	*

4.9	Form of First Supplemental Indenture (to Indenture dated as of September 1, 1993), dated as of January 1, 1998, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-61583.	*

Material Contracts and Executive Compensation Plans and Arrangements

10.1	SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, and First Amendment and Second Amendment thereto, incorporated by reference to Exhibit 10.1 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.2	SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August 13, 1996, and amendment effective as of November 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.3	SunTrust Banks, Inc. Performance Unit Plan, amended and restated as of August 11, 1998, incorporated by reference to Exhibit 10.11 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.4	SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of February 8, 2000, incorporated by reference to Exhibit 10.11 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.5	SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.12 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.6	Amendment Number One dated December 1, 2001 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.8 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.7	Amendment Number Two dated December 31, 2002 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.7 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.8	SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.9	Amendment to SunTrust Banks, Inc. 1986 Executive Stock Plan, effective February 10, 1998 (filed herewith).	___

10.10	SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and First Amendment to Performance Stock Agreement effective February 10, 1998 (filed herewith).	___

10.11	SunTrust Banks, Inc. 1995 Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.12	Amendment to the SunTrust Banks, Inc. 1995 Executive Stock Plan, effective as of August 11, 1998, incorporated by reference to Exhibit 10.20 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.13	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, incorporated by reference to Exhibit A to Registrant’s 2000 Proxy Statement on Form 14A.	*

10.14	SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999 and Amendment Number One, effective October 31, 1999, incorporated by reference to Exhibit 10.19 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.15	Amendment to Exhibit A to the SunTrust Banks, Inc. Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to Exhibit 10.21 of Registrant’s 2000 Annual Report on Form 10-K.	*

10.16	Amendment to SunTrust Banks, Inc., Deferred Compensation Plan, effective as of January 1, 2004 (filed herewith).	___

10.17	SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of January 1, 1994, incorporated by reference to Exhibit 10.21 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.18	Crestar Financial Corporation Executive Life Insurance Plan, as amended and restated effective January 1, 1991, and amendments effective December 18, 1992, March 30, 1998, and December 30, 1998, incorporated by reference to Exhibit 10.23 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.19	1981 Stock Option Plan of Crestar Financial Corporation and Affiliated Corporations, as amended through January 24, 1997, incorporated by reference to Exhibit 10.24 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.20	Change in Control Agreements between Registrant and various executives, incorporated by reference to Exhibits 10.1 through 10.10 of Registrant’s Form 10-Q and Form 10-QA as of March 31, 2001.	*

10.21	Change in Control Agreement dated April 15, 2002, between Registrant and Sandra W. Jansky, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q as of June 30, 2002.	*

10.22	Change in Control Agreement dated September 3, 2002, between Registrant and Cecil Eugene Kirby, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q as of September 30, 2002.	*

10.23	Change in Control Agreement dated August 30, 2002 between Registrant and Jorge Arrieta, incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q as of September 30, 2002.	*

10.24	Change in Control Agreement dated January 27, 2003 between Registrant and Richard G. Blumberg, incorporated by reference to Exhibit 10.23 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.25	Change in Control Agreement dated January 24, 2003 between Registrant and Mark A. Chancy, incorporated by reference to Exhibit 10.24 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.26	Change in Control Agreement dated January 17, 2003 between Registrant and Sterling Edmunds, Jr., incorporated by reference to Exhibit 10.25 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.27	Change in Control Agreement dated January 28, 2003 between Registrant and Louis S. Tiller, Jr., incorporated by reference to Exhibit 10.26 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.28	Change in Control Agreement dated January 24, 2003 between Registrant and Edward M. Westerman, incorporated by reference to Exhibit 10.27 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.29	Change in Control Agreement dated April 14, 2003 between Registrant and Douglas S. Phillips, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q as of March 31, 2003.	*

10.30	Change in Control Agreement dated February 27, 2003 between Registrant and Timothy E. Sullivan, incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q as of March 31, 2003.	*

10.31	Employment Agreement between Registrant and James M. Wells III, effective as of December 31, 1998, incorporated by reference to Exhibit 10.24 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.32	Crestar Financial Corporation Excess Benefit Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.29 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.33	United Virginia Bankshares Incorporated Deferred Compensation Program under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporation, amended and restated through December 7, 1983, incorporated by reference to Exhibit 10.30 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.34	Amendments (effective January 1, 1987 and January 1, 1988) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations, incorporated by reference to Exhibit 10.29 of Registrant’s 2000 Annual Report on Form 10-K.	*

10.35	Amendment (effective January 1, 1994) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.30 to Registrant’s 2000 Annual Report on Form 10-K.	*

10.36	Amendment (effective September 21, 1995) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.34 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.37	Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, amended and restated through December 13, 1983 and amendments thereto (effective January 1, 1985, April 24, 1991, December 31, 1993 and October 23, 1998), incorporated by reference to Exhibit 10.35 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.38	Amendment (effective January 1, 1999) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation, incorporated by reference to Exhibit 10.32 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.39	Crestar Financial Corporation Additional Nonqualified Executive Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.36 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.40	Crestar Financial Corporation 1993 Stock Incentive Plan, as amended and restated effective February 28, 1997 (filed herewith).	___

10.41	Amendments (effective December 19, 1997) to Crestar Financial Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.38 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.42	Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995, incorporated by reference to Exhibit 10.37 to Registrant’s 2000 Annual Report on Form 10-K.	*

10.43	Amendments (effective December 20, 1996) to the Crestar Financial Corporation Supplemental Executive Retirement Plan (filed herewith).	___

10.44	Amendments (effective December 17, 1997) to Crestar Financial Corporation Supplemental Executive Retirement Plan (filed herewith).	___

10.45	Amendments (effective December 19, 1997 and December 29, 1998) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.42 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.46	Crestar Financial Corporation Directors’ Equity Program, effective January 1, 1996, incorporated by reference to Exhibit 10.36 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.47	Amendment (effective December 20, 1996) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.37 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.48	Amendment (effective September 26, 1997) to Crestar Financial Corporation Directors’ Equity Plan (filed herewith).	___

10.49	Amendments (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.47 to Registrant’s 1998 Annual Report on Form 10-K.	*

10.50	Amendment (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.44 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.51	Lighthouse Mortgage Corporation 1994 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-106638.	*

11.1	Statement re computation of per share earnings (filed herewith).	___

12.1	Ratio of Earnings to Fixed Changes (filed herewith).	___

13.1	Registrant’s 2003 Annual Report to Shareholders (filed herewith).	___

21.1	Registrant’s Subsidiaries (filed herewith).	___

22.1	Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders, dated March 1, 2004, which will be filed by March 8, 2004.	___

23.1	Consent of Independent Public Accountants (filed herewith).	___

31.1	Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	___

31.2	Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	___

32.1	Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	___

32.2	Certification of Chief Financial Officer and Vice Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	___

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

Certain statistical data required by the Securities and Exchange Commission are included on pages AR 14 thru AR 50 .