Form 10-Q
period 2004-03-31
SUNTRUST BANKS INC
filed 2004-05-06
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

At April 30, 2004, 282,423,271 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year 2004.

Consolidated Statements of Income

	Three Months Ended March 31
(In thousands except per share data) (Unaudited)	2004	2003
Interest Income
Interest and fees on loans	$881,001	$912,271
Interest and fees on loans held for sale	67,128	111,016
Interest and dividends on securities available for sale
Taxable interest	195,791	163,080
Tax-exempt interest	4,123	4,865
Dividends[1]	17,137	18,222
Interest on funds sold and securities purchased under agreements to resell	3,332	4,588
Interest on deposits in other banks	32	33
Other interest	5,320	4,046

Total interest income	1,173,864	1,218,121

Interest Expense
Interest on deposits	160,662	220,157
Interest on funds purchased and securities sold under agreements to repurchase	19,776	32,461
Interest on other short-term borrowings	11,023	2,117
Interest on long-term debt	130,755	140,916

Total interest expense	322,216	395,651

Net Interest Income	851,648	822,470
Provision for loan losses	59,388	80,803

Net interest income after provision for loan losses	792,260	741,667

Noninterest Income
Service charges on deposit accounts	163,218	157,821
Trust and investment management income	136,218	120,795
Retail investment services	45,738	37,468
Other charges and fees	92,747	78,271
Investment banking income	44,813	33,812
Trading account profits and commissions	29,390	30,793
Card fees	31,694	28,673
Other noninterest income	46,341	17,987
Securities gains	4,927	42,039

Total noninterest income	595,086	547,659

Noninterest Expense
Employee compensation	400,293	375,007
Employee benefits	106,503	98,718
Net occupancy expense	61,859	57,722
Outside processing and software	65,626	57,054
Equipment expense	45,085	43,470
Marketing and customer development	30,219	24,879
Amortization of intangible assets	15,640	16,717
Other noninterest expense	164,523	144,662

Total noninterest expense	889,748	818,229

Income before provision for income taxes	497,598	471,097
Provision for income taxes	139,121	143,249

Net Income	$358,477	$327,848

Average common shares - diluted (thousands)	283,523	281,330
Average common shares - basic (thousands)	279,523	278,631

Net income per average common share - diluted	$1.26	$1.17
Net income per average common share - basic	1.28	1.18
[1] Includes dividends on common stock of The Coca-Cola Company	12,067	10,619

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	March 31 2004	December 31 2003
Assets
Cash and due from banks	$3,364,176	$3,931,653
Interest-bearing deposits in other banks	16,398	16,329
Funds sold and securities purchased under agreements to resell	1,314,231	1,373,392
Trading assets	2,139,399	1,853,137
Securities available for sale[1]	26,122,547	25,606,884
Loans held for sale	5,852,118	5,552,060

Loans	79,212,829	80,732,321
Allowance for loan losses	(942,523)	(941,922)

Net loans	78,270,306	79,790,399

Premises and equipment	1,621,241	1,595,307
Goodwill	1,079,640	1,077,638
Other intangible assets	628,223	639,619
Customers’ acceptance liability	48,102	63,014
Other assets	4,788,120	3,893,721

Total assets	$125,244,501	$125,393,153

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$20,136,810	$21,001,324
Interest-bearing consumer and commercial deposits	52,312,167	51,923,322

Total consumer and commercial deposits	72,448,977	72,924,646
Brokered deposits	3,568,493	3,184,084
Foreign deposits	4,852,124	5,080,789

Total deposits	80,869,594	81,189,519

Funds purchased and securities sold under agreements to repurchase	10,197,739	9,505,246
Other short-term borrowings	1,148,290	4,175,415
Long-term debt	16,809,810	15,313,922
Acceptances outstanding	48,102	63,014
Trading liabilities	1,028,592	1,048,543
Other liabilities	5,051,922	4,366,328

Total liabilities	115,154,049	115,661,987

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	294,163	294,163
Additional paid in capital	1,293,732	1,288,311
Retained earnings	7,366,636	7,149,118
Treasury stock, at cost, and other	(645,739)	(664,518)

Realized shareholders’ equity	8,308,792	8,067,074
Accumulated other comprehensive income	1,781,660	1,664,092

Total shareholders’ equity	10,090,452	9,731,166

Total liabilities and shareholders’ equity	$125,244,501	$125,393,153

Common shares outstanding	282,331,789	281,923,057
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	11,830,968	12,239,700
[1] Includes net unrealized gains on securities available for sale	$2,787,148	$2,614,512

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Three months ended March 31
(Dollars in thousands) (Unaudited)	2004	2003
Cash Flows from Operating Activities:
Net income	$358,477	$327,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	161,940	212,824
Origination of mortgage servicing rights	(49,192)	(96,738)
Provisions for loan losses and foreclosed property	59,558	81,014
Amortization of compensation element of restricted stock	1,817	1,043
Stock option compensation	4,235	1,831
Securities gains	(4,927)	(42,039)
Net loss (gain) on sale of assets	198	(3,913)
Originated loans held for sale, net	(6,530,403)	(10,618,528)
Sales of loans held for sale	6,230,345	10,145,616
Net increase in other assets	(650,456)	(1,136,693)
Net increase in other liabilities	691,526	1,093,400

Net cash provided by (used in) operating activities	273,118	(34,335)

Cash Flows from Investing Activities:
Proceeds from maturities of securities available for sale	1,111,729	2,650,845
Proceeds from sales of securities available for sale	2,202,626	1,379,955
Purchases of securities available for sale	(4,101,289)	(5,040,288)
Loan originations net of principal collected	(1,257,528)	(807,352)
Proceeds from sale of loans	70,015	22,202
Capital expenditures	(72,188)	(22,656)
Proceeds from the sale of other assets	7,640	5,752
Other investing activities	873	—

Net cash used in investing activities	(2,038,122)	(1,811,542)

Cash Flows from Financing Activities:
Net decrease in consumer and commercial deposits	(474,935)	(491,557)
Net increase (decrease) in foreign and brokered deposits	155,744	(1,199,219)
Net increase in funds purchased and other short-term borrowings	228,399	3,541,189
Proceeds from the issuance of long-term debt	1,499,822	8,781
Repayment of long-term debt	(147,784)	(47,398)
Proceeds from the exercise of stock options and stock compensation expense	14,214	2,267
Proceeds from stock issuance	17,998	17,293
Acquisition of treasury stock	(14,064)	(165,988)
Dividends paid	(140,959)	(126,843)

Net cash provided by financing activities	1,138,435	1,538,525

Net decrease in cash and cash equivalents	(626,569)	(307,352)
Cash and cash equivalents at beginning of year	5,321,374	5,558,295

Cash and cash equivalents at end of period	$4,694,805	$5,250,943

Supplemental Disclosure
Interest paid	$307,662	$398,008
Income taxes paid	3,511	1,936
Non-cash impact of the deconsolidation of Three Pillars	(2,563,031)	—

See notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	282,505	$294,163	$1,276,110	$6,322,217	$(632,464)	$1,509,470	$8,769,496
Net income	—	—	—	327,848	—	—	327,848
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	11,115	11,115
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(149,530)	(149,530)
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	9,757	9,757

Total comprehensive income	—	—	—	—	—	—	199,190
Cash dividends declared, $0.45 per share	—	—	—	(126,843)	—	—	(126,843)
Exercise of stock options	77	—	(142)	—	4,240	—	4,098
Acquisition of treasury stock	(3,003)	—	—	—	(165,988)	—	(165,988)
Restricted stock activity	139	—	(407)	—	407	—	—
Amortization of compensation element of restricted stock	—	—	—	—	1,043	—	1,043
Issuance of stock for employee benefit plans	306	—	81	—	17,212	—	17,293

Balance, March 31, 2003	280,024	$294,163	$1,275,642	$6,523,222	$(775,550)	$1,380,812	$8,698,289

Balance, January 1, 2004	281,923	$294,163	$1,288,311	$7,149,118	$(664,518)	$1,664,092	$9,731,166
Net income	—	—	—	358,477	—	—	358,477
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	6,715	6,715
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	111,101	111,101
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(248)	(248)

Total comprehensive income							476,045
Cash dividends declared, $0.50 per share	—	—	—	(140,959)	—	—	(140,959)
Exercise of stock options and stock compensation expense	302	—	2,382	—	16,067	—	18,449
Acquisition of treasury stock	(200)	—	—	—	(14,064)	—	(14,064)
Restricted stock activity	55	—	(876)	—	876	—	—
Amortization of compensation element of restricted stock	—	—	—	—	1,817	—	1,817
Issuance of stock for employee benefit plans	252	—	3,915	—	14,083	—	17,998

Balance, March 31, 2004	282,332	$294,163	$1,293,732	$7,366,636	$(645,739)	$1,781,660	$10,090,452

*	Balance at March 31, 2003 includes $740,065 for treasury stock and $35,485 for compensation element of restricted stock.

Balance at March 31, 2004 includes $618,086 for treasury stock and $27,653 for compensation element of restricted stock.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Principles of Consolidation and Accounting Policies

The consolidated interim financial statements of SunTrust Banks, Inc. (“SunTrust” or “Company”) are unaudited. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Accounting Developments

Accounting Policies Adopted

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin (ARB) No. 51 and addresses consolidation by business enterprises of variable interest entities (VIEs). The Interpretation is based on the concept that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the Interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary and would consolidate the VIE. In addition to the primary beneficiary, an enterprise that holds a significant variable interest in a VIE is required to make certain interim and annual disclosures. As of July 1, 2003, the Company adopted the Interpretation and the disclosures related to certain of the Company’s variable interests in VIEs.

On December 24, 2003, the FASB issued a revision of FIN 46 (FIN 46(R)), which replaces the Interpretation issued in January 2003. The revised Interpretation clarifies some of the provisions of FIN 46 and provides additional exemptions for certain entities. Under the provisions of FIN 46(R), SunTrust was permitted to continue the application of FIN 46 until the reporting period ended March 31, 2004, at which time the Company adopted the provisions of FIN 46(R). The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations. The required disclosures related to the Company’s variable interests in VIEs are included in Note 9 to the Consolidated Financial Statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes guidelines on how instruments sharing the characteristics of both liabilities and equity should be classified and measured. Financial instruments falling within the scope of the Statement must be classified as liabilities. SFAS No.150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective for the first interim period beginning after June 15, 2003; however, in November 2003, the FASB decided to defer the provisions of SFAS No. 150 as they apply to certain mandatorily redeemable noncontrolling interests. The deferral for this type of instrument is expected to remain in effect while these interests are addressed by the FASB. SunTrust will continue to monitor and evaluate the impact of the FASB’s decisions as they relate to the deferral provisions of SFAS No. 150. The adoption of the remainder of this statement did not have a material impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law. The Medicare Act calls for sponsors of retiree health care benefit plans to be reimbursed for a certain percentage of the prescription cost for retirees. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and Accumulated Postretirement Benefit Obligations (APBO). Therefore, under SFAS No. 106, measures of APBO and net periodic post retirement benefit costs on or after the date of enactment should reflect the effects of the Medicare Act. However, certain accounting issues raised in the Medicare Act resulted in the FASB allowing plan sponsors to elect to defer accounting for the effects of the Medicare Act until further guidance is issued. The Company elected to defer until the FASB issues additional guidance.

In March 2004, the FASB proposed FASB Staff Position (FSP) No. 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” If finalized, the FSP would be effective for the first interim period beginning after June 15, 2004. This FSP would apply to the Company’s plan if the plan is determined to be actuarially equivalent and the subsidy is expected to offset or reduce the Company’s costs for prescription drug coverage. The FSP also provides guidance for disclosures concerning the effects of the subsidy for employers when the employer has not yet determined actuarial equivalency. The measures of the APBO or net periodic postretirement benefit cost in the Consolidated Financial Statements do not reflect any amount associated with the subsidy, as the Company is in the process of determining the impact of the Medicare Act on the plan.

In March 2004, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” which addresses the accounting treatment for loan commitments accounted for as derivative instruments. The SAB permits recognition of servicing assets only when the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan where servicing is retained. Additionally, the SAB prohibits entities from recording internally-developed intangible assets as part of the loan commitment derivative. The SAB is effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The Company is currently assessing the impact the SAB will have on the second quarter results of operations.

In March 2004, the FASB issued a Proposed Statement, “Share-Based Payment,” which would amend SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows.” If finalized, the Statement would be effective for fiscal years beginning after December 15, 2004. The Proposed Statement would require companies to recognize as expense the fair value of stock options and other certain equity-based compensation to employees. Further, the proposed amendment provides accounting guidance for employee share purchase plans, modification of equity-based awards, and excess tax benefits related to equity-based awards. Effective January 1, 2002, SunTrust adopted the fair value method prescribed by SFAS No. 123 and began recording expense on equity-based employee awards. If finalized as proposed, the Company does not expect adoption of the Proposed Statement to have a material impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 3 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its 2003 annual review of goodwill and determined there was no impairment. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2003 and 2004 are as follows:

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Total
Balance, January 1, 2003	$687,185	$96,626	$94,852	$15,765	$69,333	$—	$963,761
Purchase price adjustment	4,188	—	—	—	—	—	4,188

Balance, March 31, 2003	$691,373	$96,626	$94,852	$15,765	$69,333	$—	$967,949

Balance, January 1, 2004	$736,514	$123,276	$94,852	$53,663	$69,333	$—	$1,077,638
Purchase price adjustment	439	184	—	1,379	—	—	2,002

Balance, March 31, 2004	$736,953	$123,460	$94,852	$55,042	$69,333	$—	$1,079,640

The changes in the carrying amounts of other intangible assets for the three months ended March 31, 2003 and 2004 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2003	$216,855	$383,918	$11,385	$612,158
Amortization	(16,210)	(83,370)	(507)	(100,087)
Servicing rights originated	—	96,738	—	96,738
Asset acquisition	—	—	402	402

Balance, March 31, 2003	$200,645	$397,286	$11,280	$609,211

Balance, January 1, 2004	$165,028	$449,293	$25,298	$639,619
Amortization	(14,402)	(46,140)	(1,239)	(61,781)
Servicing rights originated	—	49,192	—	49,192
Other	—	—	1,193	1,193

Balance, March 31, 2004	$150,626	$452,345	$25,252	$628,223

Notes to Consolidated Financial Statements (Unaudited) – continued

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the year 2004 and the subsequent years is as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Other	Total
2004	$52,208	$5,073	$57,281
2005	41,515	5,025	46,540
2006	31,975	4,461	36,436
2007	22,664	4,450	27,114
2008	13,339	3,671	17,010
Thereafter	3,327	3,811	7,138

Total	$165,028	$26,491	$191,519

Note 4 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three months ended March 31, 2004 and 2003 is as follows:

	Three months Ended March 31
(Dollars in thousands) (Unaudited)	2004	2003
Net income, as reported	$358,477	$327,848
Stock-based employee compensation expense included in reported net income, net of related tax effects	2,659	1,122
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4,276)	(4,355)

Net income, pro forma	$356,860	$324,615

Earning per share:
Diluted - as reported	$1.26	$1.17
Diluted - pro forma	1.26	1.16

Basic - as reported	1.28	1.18
Basic - pro forma	1.28	1.17

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 5 – Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 is calculated as follows:

(Dollars in thousands) (Unaudited)	2004	2003
Unrealized gain (loss) on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$170,925	$(230,046)
Income tax	59,824	(80,516)

Net of income tax	$111,101	$(149,530)

Amounts reported in net income:
Gain on sale of securities	$4,927	$42,039
Net amortization	17,976	41,100

Reclassification adjustment	22,903	83,139
Income tax	(8,016)	(29,099)

Reclassification adjustment, net of tax	$14,887	$54,040

Unrealized gain (loss) on available for sale securities arising during period, net of tax	$125,988	$(95,490)
Reclassification adjustment, net of tax	(14,887)	(54,040)

Net unrealized gain (loss) on available for sale securities recognized in other comprehensive income	$111,101	$(149,530)

Unrealized gain on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$10,331	$17,100
Income tax	(3,616)	(5,985)

Net of income tax	$6,715	$11,115

Accumulated other comprehensive income related to retirement plans:	$(248)	$9,757

Total unrealized gains (losses) recognized in other comprehensive income	$117,568	$(128,658)
Net income	358,477	327,848

Total comprehensive income	$476,045	$199,190

The components of accumulated other comprehensive income at March 31 were as follows:

(Dollars in thousands) (Unaudited)	2004	2003
Unrealized gain on available for sale securities	$1,810,444	$1,434,560
Unrealized loss on derivative financial instruments	(10,540)	(35,628)
Accumulated other comprehensive income related to retirement plans	(18,244)	(18,120)

Total accumulated other comprehensive income	$1,781,660	$1,380,812

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 6 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted earnings per share (EPS). Shares of 6.0 million and 6.7 million for the periods ended March 31, 2004 and 2003, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2004 and 2003 is included in the following table:

(In thousands, except per share data) (Unaudited)	Three Months Ended March 31
	2004	2003
Diluted

Net income	$358,477	$327,848

Average common shares outstanding	279,523	278,631
Effect of dilutive securities:
Stock options	2,218	702
Performance restricted stock	1,782	1,997

Average diluted common shares	283,523	281,330

Earnings per common share - diluted:
Net income	$1.26	$1.17

Basic
Net income	$358,477	$327,848

Average common shares	279,523	278,631

Earnings per common share - basic:
Net income	$1.28	$1.18

Note 7 – Business Segment Reporting

The Company continues to augment its internal management reporting system. Future enhancements of items reported for each line of business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced net interest revenue, net of credit risk premiums; direct noninterest income; internal credit transfers between lines of business for supportive business services; and fully allocated expenses. The internal management reporting system and the business segment disclosures for each line of business do not currently include attributed economic capital, nor fully allocated expenses. During 2004, certain product-related expenses incurred within production support areas of the Company that had previously been allocated to the line of business segments, are no longer distributed to the line of business segments. These expenses are reported in the Corporate/Other line of business segment and prior periods have been reclassified. This change was made in anticipation of finalizing the methodology for full cost allocations, one of the primary future enhancements to the Company’s internal management reporting system. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified. The Company will reflect these reclassified changes immediately in the current period and in year to date historical comparisons, and will provide updated historical quarterly and annual schedules in the 2004 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited) – continued

The tables below disclose selected financial information for SunTrust’s reportable business segments for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31, 2004
(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$28,426,108	$24,000,293	$20,557,217	$21,270,211	$2,380,927	$27,218,991	$123,853,747
Average total liabilities	53,516,248	11,752,380	8,348,281	1,320,650	1,660,373	37,415,533	114,013,465
Average total equity	—	—	—	—	—	9,840,282	9,840,282

Net interest income (FTE)[1]	443,294	171,765	67,711	116,815	14,843	49,476	863,904
Provision for loan losses[2]	38,763	7,491	9,301	2,437	13	1,383	59,388

Net interest income after provision for loan losses	404,531	164,274	58,410	114,378	14,830	48,093	804,516
Noninterest income	196,100	83,263	132,846	20,254	182,931	(20,308)	595,086
Noninterest expense	284,227	82,875	75,183	71,362	143,072	233,029	889,748

Total income before taxes	316,404	164,662	116,073	63,270	54,689	(205,244)	509,854
Provision for income taxes[3]	—	—	—	—	—	151,377	151,377

Net Income	$316,404	$164,662	$116,073	$63,270	$54,689	$(356,621)	$358,477

	Three Months Ended March 31, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$25,812,203	$22,378,333	$22,293,590	$20,865,671	$2,039,898	$24,886,491	$118,276,186
Average total liabilities	52,251,676	10,137,752	7,738,353	1,446,050	1,450,181	36,465,606	109,489,618
Average total equity	—	—	—	—	—	8,786,568	8,786,568

Net interest income (FTE)[1]	418,785	155,764	70,694	132,522	11,798	43,450	833,013
Provision for loan losses[2]	43,316	2,671	33,070	329	(60)	1,477	80,803

Net interest income after provision for loan losses	375,469	153,093	37,624	132,193	11,858	41,973	752,210
Noninterest income	184,304	62,237	123,249	(129)	157,271	20,727	547,659
Noninterest expense	265,154	62,063	71,135	67,138	121,949	230,790	818,229

Total income before taxes	294,619	153,267	89,738	64,926	47,180	(168,090)	481,640
Provision for income taxes[3]	—	—	—	—	—	153,792	153,792

Net Income	$294,619	$153,267	$89,738	$64,926	$47,180	$(321,882)	$327,848

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses includes an allocation to the lines of business reflecting credit losses.
[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $12,256 and $10,543 for the three months ended March 31, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 8 – Employee Benefits

In the first quarter of 2004, SunTrust contributed $30 million related to the 2003 plan year. SunTrust does not expect to make contributions for the 2004 plan year. The expected long-term rate of return on plan assets is 8.5% for 2004.

The Medicare Act was signed December 8, 2003 to make additional voluntary benefits available through Medicare. SunTrust has elected not to recognize the effects of the Medicare Act in these financial statements. The Company will be evaluating the implications of the Medicare Act during the remaining portion of 2004 and will recognize the financial effects as prescribed by accounting standards, when finalized in subsequent reporting periods.

The components of the net periodic benefit cost for the three months ended March 31, 2004 were as follows:

(In thousands) (Unaudited)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$12,844	$426	$716
Interest cost	20,869	1,279	2,701
Expected return on plan assets	(33,484)	—	(2,188)
Amortization of prior service cost	(124)	486	—
Recognized net actuarial loss	9,899	1,109	1,863
Amortization of initial transition obligation	—	—	583

Net periodic benefit cost	$10,004	$3,300	$3,675

Note 9 – Variable Interest Entities and Off-Balance Sheet Arrangements

SunTrust assists in providing liquidity to select corporate customers by directing them to a multi-seller commercial paper conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate customers. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper. The result is a favorable funding arrangement for these SunTrust customers.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addressed the criteria for the consolidation of off-balance sheet entities similar to Three Pillars. Under the provisions of FIN 46, SunTrust consolidated Three Pillars as of July 1, 2003.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46(R)) which replaced the Interpretation issued in January 2003. FIN 46(R) is effective for reporting periods ending after March 15, 2004. As of March 31, 2004, the Company adopted all the provisions of FIN 46(R), and the adoption did not have a material impact on the Company’s financial position or results of operations.

On March 1, 2004, Three Pillars was restructured through the issuance of a subordinated note to a third party. Under the terms of the subordinated note, the holder of the note will absorb the majority of Three Pillars’ expected losses. The subordinated note investor therefore is Three Pillars’ primary beneficiary, and thus will be required to consolidate Three Pillars. Due to the issuance of the subordinated note, the Company deconsolidated Three Pillars effective March 1, 2004. As of March 31, 2004, Three Pillars had assets and liabilities not included in the Consolidated Balance Sheets, of approximately $2.7 billion, consisting of primarily secured loans, marketable asset-backed securities and short-term commercial paper liabilities. As of December 31, 2003, Three Pillars had assets and liabilities of approximately $3.2 billion which were included in the Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Unaudited) – continued

For the quarters ended March 31, 2004 and 2003, activities related to the Three Pillars relationship generated approximately $4.9 million and $5.0 million, respectively, in fee revenue for the Company. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of March 31, 2004, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars totaled $4.5 billion and $431.0 million, respectively, which represent the Company’s maximum exposure to potential loss. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $732.9 million and $731.8 million in partnerships where SunTrust is only a limited partner are not included in the Consolidated Balance Sheet at March 31, 2004 and December 31, 2003, respectively. The Company’s maximum exposure to loss for these partnerships at March 31, 2004 was $184.3 million, consisting of the limited partnership investments plus unfunded commitments. The investments in these partnerships represent a significant variable interest for the Company and will continue to be accounted for under the equity method of accounting.

Note 10 – Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, “ the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of March 31, 2004, which have characteristics as specified by FIN 45.

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

Notes to Consolidated Financial Statements (Unaudited) – continued

As of March 31, 2004, the maximum potential amount of the Company’s obligation was $10.2 billion for financial and performance standby letters of credit. The Company has recorded $87.5 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2004. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. At March 31, 2004, the maximum potential liability associated with these arrangements was approximately $52.0 million. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees at March 31, 2004. If required, these contingent payments would be payable within the next four years.

Other

In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from underwriting agreements, merger and acquisition agreements, loan sales, contractual commitments, and various other business transactions or arrangements. The extent of the Company’s obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company’s potential future liability under these arrangements is not determinable.

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interests in debentures of the Company. The guaranteed preferred beneficial interests in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of March 31, 2004 and December 31, 2003, $421.7 and $412.5 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years.

SunTrust Securities, Inc. (“STS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customer’s account. For the quarter ended March 31, 2004, STS and STCM experienced minimal net losses as a result of the indemnity. The clearing agreements expire in 2004 for STS and 2005 for STCM.

Notes to Consolidated Financial Statements (Unaudited) – continued

SunTrust Bank has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding at March 31, 2004 and December 31, 2003 was $295.0 million and $195.0 million, respectively. As of March 31, 2004, the notional amounts expire as follows: $10.0 million in 2004, $35.0 million in 2005, $23.0 million in 2006, $45.0 million in 2007, $85.0 million in 2008, and $97.0 million in 2009. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, South Carolina, Virginia and the District of Columbia. Within its geographic footprint, the Company operates under six business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (CIB), Private Client Services (PCS), Mortgage, and Corporate/Other. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

SunTrust has 1,189 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,233 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the first quarter of 2004 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2003 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2004 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (ROE). The return on average realized shareholders’ equity excludes net unrealized security gains. The Company also presents a return on average assets less net unrealized gains on securities and a return on average total assets (ROA). Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company resulting in an unrealized net gain of $2.4 billion as of March 31, 2004, the Company believes ROA and ROE excluding net unrealized gains from the Company’s securities portfolio is the more indicative performance measure when being compared to other companies.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K. The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or reducing a liability. In instances where required by accounting principles generally accepted in the United States, the Company uses a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities. That change could result in either a beneficial or adverse impact on the financial results. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of reviews and evaluations of larger loans that meet the definition of impairment and the size and current risk characteristics of pools of homogenous loans within the portfolio.

Loans are considered impaired if, based on current information and events, it is probable that SunTrust will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, the amount of allowance required is measured by a careful analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flow, the fair value of the underlying collateral less costs of disposition or the loan’s estimated market value. In these measurements, management uses assumptions and methodologies consistent with those that would be used by unrelated third parties.

Management estimates losses inherent in pools of loans that have similar characteristics by an evaluation of several factors: historical loan loss experience, current internal risk ratings based on the Company’s two dimensional risk rating system, internal portfolio trends such as increasing or decreasing levels of delinquencies and concentrations and external influences such as changes in economic or industry conditions.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could affect the required level of the allowance for loan losses and the associated provision for loan losses. Should cash flow assumptions or market conditions change, an immediate adjustment to the allowance for loan losses could be required. Such adjustments could materially affect net income. For additional discussion of the allowance for loan losses see page 34.

Estimates of Fair Value

The estimation of fair value is significant to a number of SunTrust’s assets, including trading account assets, loans held for sale, available-for-sale investment securities, mortgage servicing rights (MSRs), other real estate owned (OREO), other repossessed assets, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates.

Fair values for trading assets, most available-for-sale investment securities and most derivative financial instruments are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of loans held for sale are based on anticipated liquidation values, while the fair values of mortgage servicing rights are based on discounted cash flow analyses utilizing dealer consensus prepayment speeds and market discount rates. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated selling costs.

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment at least once annually and whenever events or circumstances indicate the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit. In determining the fair value of SunTrust’s reporting units, management makes assumptions about the Company’s revenue growth rate and the future weighted average cost of capital.

EARNINGS ANALYSIS

SunTrust reported earnings of $358.5 million for the first quarter of 2004, an increase of $30.6 million, or 9.3%, compared to the same period of the prior year. Reported diluted earnings per share were $1.26 and $1.17 for the three months ended March 31, 2004 and 2003, respectively.

Net interest income increased $30.9 million, or 3.7%, from the first quarter of 2003 to the first quarter of 2004. Benefits derived from higher balance sheet volumes and a steeper yield curve more than offset the adverse impact of the low rate environment. Average earning assets increased $5.8 billion, or 5.5%, from the first quarter of 2003 to the first quarter of 2004. During the third quarter of 2003, SunTrust consolidated the Company’s multi-seller commercial paper conduit, Three Pillars, under the provisions of FIN 46. On March 1, 2004, the Company restructured and deconsolidated Three Pillars (for further details on the restructuring see Note 9). Average earning assets related to Three Pillars were $1.7 billion for the first quarter of 2004. The margin declined 8 basis points to 3.13% for the first quarter of 2004 when compared to the same period of the prior year. Three Pillars accounted for 4 basis points of the decline in the net interest margin. The consolidation of certain affordable housing partnerships, which began in the third quarter of 2003, accounted for 1 basis point of the decline in the net interest margin for the first quarter of 2004.

Provision for loan losses was $59.4 million in the first quarter of 2004, a decrease of $21.4 million, or 26.5%, from the same period of the prior year. The decline was partially attributed to lower loan losses in the CIB line of business and a general improvement in credit quality.

Total noninterest income was $595.1 million for the first quarter of 2004, an increase of $47.4 million, or 8.7%, from the same period of the prior year due to strong growth in customer-driven fee income. Results for the first quarter were positively impacted by increases in combined investment banking and trading account profits and commissions and trust and investment management income. Also positively impacting noninterest income was a $28.4 million increase in other noninterest income primarily due to an increase in combined mortgage production and servicing income and the consolidation of certain affordable housing partnerships. Security gains declined $37.1 million, or 88.3%, compared to the first quarter of 2003.

Total noninterest expense increased $71.5 million, or 8.7%, from the first quarter of 2003. Personnel expenses in the first quarter increased $33.1 million, or 7.0%, from the prior year period. The increase was partially attributed to a higher headcount and increased incentive based payments primarily related to the PCS line of business. Outside processing and software expenses increased $8.6 million due to increased software amortization and maintenance expense and higher business volumes. Other noninterest expense increased $19.9 million, or 13.7%, primarily due to the consolidation of certain affordable housing partnerships.

Table 1

Selected Quarterly Financial Data

(Dollars in millions except per share data) (Unaudited)

	2004	2003
	1	4	1
Summary of Operations
Interest and dividend income	$1,173.8	$1,198.9	$1,218.1
Interest expense	322.2	333.4	395.6

Net interest income	851.6	865.5	822.5
Provision for loan losses	59.4	70.3	80.8

Net interest income after provision for loan losses	792.2	795.2	741.7
Noninterest income	595.1	584.1	547.6
Noninterest expense	889.7	884.8	818.2

Income before provision for income taxes	497.6	494.5	471.1
Provision for income taxes	139.1	152.0	143.3

Net income	$358.5	$342.5	$327.8

Total Revenue	$1,459.0	$1,461.6	$1,380.7
Net interest income-FTE	863.9	877.5	833.0

Per Common Share
Diluted	$1.26	$1.21	$1.17
Basic	1.28	1.23	1.18

Dividends declared	0.50	0.45	0.45
Book value	35.74	34.52	31.06
Market price:
High	76.65	71.73	59.95
Low	68.04	60.45	51.73
Close	69.71	71.50	52.65

Selected Average Balances
Total assets	$123,853.7	$124,756.1	$118,276.2
Earning assets	111,038.2	112,729.5	105,249.0
Loans	79,904.9	79,370.1	73,049.8
Consumer and commercial deposits	70,361.0	70,312.6	67,466.7
Brokered and foreign deposits	10,000.6	10,769.6	10,379.9
Realized shareholders’ equity	8,194.6	7,932.4	7,323.1
Total shareholders’ equity	9,840.3	9,435.8	8,786.6
Common shares - diluted (thousands)	283,523	282,537	281,330
Common shares - basic (thousands)	279,523	278,852	278,631

Financial Ratios (Annualized)
Return on average total assets	1.16%	1.09%	1.12%
Return on average assets less net unrealized gains on securities	1.19	1.11	1.15
Return on average total shareholders’ equity	14.65	14.40	15.13
Return on average realized shareholders’ equity	17.59	17.13	18.16
Net interest margin	3.13	3.09	3.21

Reconcilement of Non-GAAP Measures
Return on average total assets	1.16%	1.09%	1.12%
Impact of excluding net unrealized securities gains	0.03	0.02	0.03

Return on average assets less net unrealized gains on securities	1.19%	1.11%	1.15%

Return on average total shareholders’ equity	14.65%	14.40%	15.13%
Impact of excluding net unrealized securities gains	2.94	2.73	3.03

Return on average realized shareholders’ equity	17.59%	17.13%	18.16%

Net interest income	$851.6	$865.5	$822.5
FTE Adjustment	12.3	12.0	10.5

Net interest income - FTE	$863.9	$877.5	$833.0

Table 2

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)

	Quarters Ended
	March 31, 2004			December 31, 2003			March 31, 2003
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans[1]
Taxable	$78,013.2	$869.9	4.48%	$77,551.6	$883.7	4.52%	$71,603.8	$902.8	5.11%
Tax-exempt[2]	1,891.7	21.8	4.63	1,818.5	21.1	4.61	1,446.0	18.5	5.18

Total loans	79,904.9	891.7	4.49	79,370.1	904.8	4.52	73,049.8	921.3	5.11
Securities available for sale
Taxable	22,462.5	212.9	3.79	22,868.1	200.7	3.51	20,554.3	181.3	3.53
Tax-exempt[2]	364.6	5.7	6.21	363.3	5.7	6.32	390.1	6.4	6.57

Total securities available for sale	22,827.1	218.6	3.83	23,231.4	206.4	3.55	20,944.4	187.7	3.58
Funds sold and securities purchased under agreements to resell	1,240.5	3.3	1.06	1,181.2	3.2	1.05	1,472.9	4.6	1.25
Loans held for sale	5,316.1	67.1	5.05	7,202.3	92.2	5.12	8,044.7	111.0	5.52
Interest-bearing deposits	15.2	—	0.85	13.0	—	1.28	11.6	—	1.15
Trading assets	1,734.4	5.4	1.24	1,731.5	4.3	0.98	1,725.6	4.1	0.96

Total earning assets	111,038.2	1,186.1	4.30	112,729.5	1,210.9	4.26	105,249.0	1,228.7	4.73
Allowance for loan losses	(953.7)			(954.2)			(942.0)
Cash and due from banks	3,371.2			3,492.3			3,475.4
Premises and equipment	1,612.0			1,591.3			1,603.4
Other assets	6,205.7			5,533.3			6,578.8
Unrealized gains on securities available for sale	2,580.3			2,363.9			2,311.6

Total assets	$123,853.7			$124,756.1			$118,276.2

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$12,332.1	$11.8	0.38%	$12,102.3	$11.2	0.37%	$11,326.5	$14.9	0.53%
Money Market accounts	22,136.8	42.3	0.77	22,273.8	42.3	0.75	21,856.3	60.4	1.12
Savings	6,334.2	10.1	0.64	6,248.9	9.5	0.60	6,218.6	14.0	0.91
Consumer time	7,268.8	37.6	2.08	7,600.3	41.8	2.18	8,435.3	61.0	2.93
Other time	3,392.4	19.9	2.36	3,501.2	20.7	2.35	3,442.3	16.0	1.89

Total interest-bearing consumer and commercial deposits	51,464.3	121.7	0.95	51,726.5	125.5	0.96	51,279.0	166.3	1.31
Brokered deposits	3,903.1	22.5	2.28	3,754.0	21.9	2.28	3,914.5	34.0	3.47
Foreign deposits	6,097.5	16.5	1.07	7,015.6	17.7	0.99	6,465.4	19.9	1.23

Total interest-bearing deposits	61,464.9	160.7	1.05	62,496.1	165.1	1.05	61,658.9	220.2	1.45
Funds purchased and securities sold under agreements to repurchase	10,175.6	19.8	0.77	10,497.4	20.1	0.75	12,644.7	32.5	1.03
Other short-term borrowings	2,738.5	11.0	1.62	3,750.6	14.8	1.56	747.2	2.1	1.15
Long-term debt	15,412.9	130.7	3.41	14,468.8	133.5	3.66	11,782.9	140.9	4.85

Total interest-bearing liabilities	89,791.9	322.2	1.44	91,212.9	333.4	1.45	86,833.7	395.7	1.85
Noninterest-bearing deposits	18,896.7			18,586.1			16,187.8
Other liabilities	5,324.8			5,521.4			6,468.1
Realized shareholders’ equity	8,194.6			7,932.4			7,323.1
Accumulated other comprehensive income	1,645.7			1,503.4			1,463.5

Total liabilities and shareholders’ equity	$123,853.7			$124,756.1			$118,276.2

Interest rate spread			2.86%			2.81%			2.88%

Net Interest Income[3]		$863.9			$877.5			$833.0

Net Interest Margin			3.13%			3.09%			3.21%

[1]	Interest income includes loan fees of $27.8, $33.0, and $31.6 million in the quarters ended March 31, 2004 and December 31, and March 31, 2003, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $12.3, $12.0, and $10.5 million in the quarters ended March 31, 2004 and December 31, and March 31, 2003, respectively.
[3]	Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $32.4, $29.0, and $0.6 million in the quarters ended March 31, 2004 and December 31, and March 31, 2003, respectively.

Business Segments. The following outlines how the Company defines its segments. For more financial details on business segment disclosures, please see Note 7 - Business Segment Reporting in the Notes to the Financial Statements.

Retail

The Retail line of business includes loans, deposits, and other fee-based services for consumer and private banking clients, as well as business clients with less than $5 million in sales. Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the Internet (www.SunTrust.com) and the telephone (1-800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When client needs change and expand, Retail refers clients to the Private Client Services, Mortgage and Commercial lines of business.

Commercial

The Commercial line of business provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. The primary customer segments served by this line of business include “Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in Commercial Real Estate activities), and “Government/Not-for-Profit” entities. Also included in this segment are specialty groups that operate both within and outside of the SunTrust footprint such as Affordable Housing (tax credits related to community development) and Premium Assignment Corporation (insurance premium financing).

Corporate and Investment Banking

Corporate and Investment Banking (CIB) is comprised of the following businesses: corporate banking, investment banking, capital markets businesses, commercial leasing, receivables capital management and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines, providing along with credit, a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small and mid cap growth companies and is organized along industry specialty lines, raising public and private equity and providing merger and acquisition advisory services. The debt and equity capital markets businesses support both the corporate banking and investment banking relationships as well as the smaller commercial clients who are covered by our Commercial line of business and wealthy individuals who are served by our PCS line of business. Commercial leasing provides equipment leasing and finance to various entities. Receivables Capital Management provides traditional factoring services as well as other value added receivables management services.

Mortgage

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are securitized and sold in the secondary market with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree) and its captive private mortgage reinsurance subsidiary (Cherokee).

Private Client Services

Private Client Services (PCS) provides a full array of wealth management products and professional services to both individual and institutional clients. PCS’ primary segments include brokerage, individual wealth management, and institutional investment management and administration. SunTrust Securities, Inc. operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. Alexander Key offers full service brokerage services to affluent and wealthy clients who generally do not have a pre-existing relationship with the Company. Alexander Key is currently located in Atlanta, Nashville, Washington D.C., Jacksonville, Orlando, and Richmond with plans to expand into additional high opportunity markets. PCS also offers professional investment management and trust services to clients seeking active management of their financial resources. The ultra high net worth segment of these clients is serviced by Asset Management Advisors (AMA). AMA provides “family office” services to high net worth clients. Acting in this capacity, AMA investment professionals utilize sophisticated financial products and wealth management tools to provide a holistic approach to multi-generational wealth management. AMA is currently located in Atlanta, Orlando, West Palm Beach, Washington D.C., Charlotte, and Greenwich, Connecticut. Institutional investment management and administration is comprised of Trusco Capital Management, Inc. (Trusco), Retirement Services, Endowment & Foundation Services, Corporate Trust, and Stock Transfer. Retirement Services provides administration and custody services for 401(k) and employee defined benefit plans. Endowment & Foundation Services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate Trust targets issuers of tax-exempt and corporate debt and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services. Trusco is a registered investment advisor that acts as the investment manager for PCS’ clients and the STI Classic Funds.

On April 13, 2004, SunTrust entered into a purchase agreement under which the Company will acquire Seix Investment Advisors, one of the country’s leading fixed income advisors. It is anticipated that the Company will acquire approximately $17 billion in assets under management. The agreement calls for a cash payment of approximately $190 million with the possibility of additional payments being made in 2007 and 2009, contingent on performance. Including the $190 million, payments are currently estimated to total $300 million. The transaction is expected to close in the second quarter of 2004.

Corporate/Other

Corporate/Other (Other) includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises and certain support activities not currently allocated to the aforementioned lines of business. The major components of the Other line of business include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the company’s facilities; Marketing, which handles advertising, product management and customer information functions; Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the internet banking function; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury. Other functions included in the Other line of business are credit risk management, credit review, audit, internal control, legal and compliance, branch operations, corporate strategies development and the executive management group. The Other line of business also contains certain expenses that have not been allocated to the primary lines of business, eliminations, and the residual offsets derived from matched-maturity funds transfer pricing and provision for loan losses/credit risk premium allocations.

The following table for SunTrust’s reportable business segments compares total income before taxes for the three months ended March 31, 2004 to the same period last year:

Table 3

Total Income Before Taxes

(Dollars in thousands) (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Retail	$316,404	$294,619
Commercial	164,662	153,267
Corporate and Investment Banking	116,073	89,738
Mortgage	63,270	64,926
Private Client Services	54,689	47,180
Corporate/Other	(205,244)	(168,090)

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three months ended March 31, 2004 to the same period last year:

Table 4

(Dollars in thousands) (Unaudited)

	Three Months Ended
	March 31, 2004		March 31, 2003
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$25,270,877	$53,381,643	$22,783,028	$52,085,999
Commercial	21,886,857	11,417,066	20,542,926	10,008,217
Corporate and Investment Banking	14,807,899	2,989,864	15,738,823	2,809,554
Mortgage	15,650,066	1,166,509	12,086,760	1,278,632
Private Client Services	2,162,467	1,585,949	1,763,154	1,414,387

The following analysis details the operating results for each line of business for the three months ended March 31, 2004 and 2003:

Retail

Retail’s income before taxes for the three months ended March 31, 2004 was $316.4 million, an increase of $21.8 million, or 7.4%, compared to the three months ended March 31, 2003. The increase was attributable to improvements in net interest income, provision for loan losses, and noninterest income. Net interest income increased $24.5 million, or 5.9%, primarily due to increased loan volumes.

Noninterest income increased $11.8 million, or 6.4%, primarily due to higher deposit service charges. Noninterest expense increased $19.1 million, or 7.2%, compared to the first quarter of 2003 primarily due to investments in the Retail distribution network and improved technologies.

For the three months ended March 31, 2004, average loan balances totaled $25.3 billion, a $2.5 billion, or 10.9%, increase over the first quarter of 2003. Growth in home equity loans and indirect installment lending drove the overall loan portfolio increase. Average deposit balances totaled $53.4 billion for the first quarter of 2004, a $1.3 billion, or 2.5%, rise over the same period of 2003. Demand deposits, NOW accounts and money market accounts were the primary drivers of the deposit growth.

Commercial

The Commercial line of business’ income before taxes for the three months ended March 31, 2004 was $164.7 million, an increase of $11.4 million, or 7.4%, compared to the three months ended March 31, 2003. The increase was primarily due to net interest income growth and the consolidation of certain affordable housing partnerships beginning in the third quarter of 2003.

Net interest income increased $16.0 million, or 10.3%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The growth was driven by a $1.3 billion, or 6.5%, rise in average loan balances. Average deposit balances grew $1.4 billion, or 14.1%, due to improved sales efforts and market liquidity.

Total noninterest income grew $21.0 million, or 33.8%, compared to the first quarter of 2003. The consolidation of certain affordable housing partnerships comprised $19.4 million of the growth.

Total noninterest expense grew $20.8 million, or 33.5%, compared to the first quarter of 2003. The consolidation of certain affordable housing partnerships comprised $13.5 million of the growth with the remainder of the increase primarily due to increased volumes and reinvestment in technology.

Corporate and Investment Banking

Corporate and Investment Banking’s income before taxes for the three months ended March 31, 2004 was $116.1 million, an increase of $26.3 million, or 29.3%, compared to the three months ended March 31, 2003. The increase was primarily attributable to a $23.8 million decrease in provision for loan losses due to improved credit quality and a reduction in criticized assets.

Noninterest income increased $9.6 million, or 7.8%, compared to the first quarter of 2003 primarily due to improved equity capital markets investment income and increased institutional trading revenues.

For the three months ended March 31, 2004, average loan balances decreased $930.9 million compared to the same period of 2003. Included in average loans for the first quarter of 2004 was $1.4 billion related to Three Pillars. Three Pillars was consolidated effective July 1, 2003 and was restructured and deconsolidated effective March 1, 2004 (for further details on the restructuring see Note 9). A majority of the decline in average loans was due to soft corporate loan demand and a reduction of approximately 6.3% in the usage of revolving lines of credit.

Mortgage

The Mortgage line of business’ income before taxes decreased from $64.9 million for the first quarter of 2003 to $63.3 million for the first quarter of 2004. This was due to an increase in interest rates in the latter half of 2003 which resulted in a decline in refinancing demand. As a result, loan production of $6.5 billion in the first quarter of 2004 was down $3.8 billion, or 36.8%, from the first quarter of 2003. Net interest income declined $15.7 million, or 11.9%. Increased income on higher average residential mortgage balances, which were up $3.5 billion, was more than offset by a decline in income from mortgage loans held for sale, which decreased $2.7 billion, or 37.3%, on average.

Total noninterest income was up $20.4 million. Reduced loan production income was more than offset by higher loan servicing income. The higher loan servicing income was primarily due to lower mortgage servicing rights amortization expense that resulted from lower prepayments and rising interest rates, as well as increased fee income from higher servicing balances. At March 31, 2004, the Company’s mortgage servicing portfolio was $70.0 billion, compared to $59.8 billion at March 31, 2003.

Total noninterest expense for the first quarter of 2004 was $4.2 million, or 6.3%, higher than the prior year primarily due to acquisitions completed in the second and third quarters of 2003.

Private Client Services

Private Client Services’ income before taxes increased $7.5 million, or 15.9%, for the first quarter of 2004 compared to the first quarter of 2003.

Total noninterest income increased $25.7 million, or 16.3%, for the first quarter of 2004 compared to the same period in 2003. Trust and investment management income increased $15.3 million, or 12.7%, for the first quarter of 2004 compared to the first quarter of 2003. The growth in trust and investment management income was helped by an increase in estate settlement and distribution fees. At March 31, 2004 and 2003, assets under management were approximately $100.9 billion and $91.5 billion, respectively. Assets under management increased 10.3% due to appreciation in the equity markets and new business acquisitions. Lost business moderately increased compared to the first quarter of 2003. Average assets under management for the first quarter of 2004 increased 12.7% compared to the same period of 2003. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $184 billion, which included $22 billion in non-managed corporate trust assets, $38 billion in non-managed trust assets, and $23 billion in retail brokerage assets.

Retail investment income increased $8.1 million, or 22.3%, for the first quarter of 2004 compared to the first quarter of 2003. The increase in retail investment income was primarily due to growth in broker production, the number of brokers, and increased revenue generated from Alexander Key. Retail investment sales including insurance, which are typically commission only, increased 24.3% compared to 2003. As of March 31, 2004, brokerage assets increased 33.5% compared to March 31, 2003.

The remainder of the increase in total revenue was attributable primarily to increases in net interest income and insurance income. The increase in net interest income was primarily attributable to a 22.6% increase in average loans.

Noninterest expense increased $21.1 million, or 17.3%, for the first quarter of 2004 compared to the same period in 2003. The expense increase was primarily due to increased commissions and incentives from new business activity, additional personnel, and consulting expenses related to conversion to a new trust accounting system.

Corporate/Other

The Corporate/Other line of business’ income before taxes decreased from a loss of $168.1 million in the first quarter of 2003 to a loss of $205.2 million in the first quarter of 2004.

Net interest income increased from $43.5 in the first quarter of 2003 to $49.5 in the same quarter of 2004. The primary causes were lower interest rates reducing the interest expense for liabilities, stronger investment securities yields, and a $1.9 billion increase in the average securities portfolio.

Noninterest income decreased from $20.7 million in the first quarter of 2003 to negative $20.3 million in the same quarter of 2004. The decline was the result of lower gains on the sales of securities and higher transfers to the Commercial line of business for tax credits generated by SunTrust’s Community Development Corporation.

Average total assets increased $2.3 billion, or 9.4%, in the first quarter of 2004 compared to the same quarter in 2003. The growth was primarily the result of an increase in the investment portfolio. Average total liabilities increased $0.9 billion, or 2.6%, compared to the first quarter of 2003. This rise was fueled by growth in long-term debt as the Company continued to take advantage of historically low long-term rates.

Market Risk Management. Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (EVE) to adverse movements in interest rates, is SunTrust’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). SunTrust is also exposed to market risk in its trading activities, mortgage servicing rights, mortgage warehouse and pipeline, and equity holdings of The Coca-Cola Company common stock. The Asset/Liability Management Committee (ALCO) meets regularly and is responsible for reviewing the interest-rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.

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

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including expected, or “most likely”, as well as deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, spread narrowing and widening, and yield curve twists. Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario, but in some analyses, assumptions are deliberately changed to test the Company’s exposure to a specified event or set of events. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

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

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2004	December 31, 2003
+ 100	0.2%	0.2%
- 75	-0.6%	-0.6%

As indicated, a gradual decrease in interest rates would reduce net interest income, but by an amount that is within the policy limits. A gradual increase would tend to enhance net interest income. Thus, the Company’s interest rate sensitivity position is modestly asset-sensitive. While simulations of more rapid changes in interest rates indicate more significant fluctuations in net interest income, the Company is still within the policy limits.

SunTrust also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as “EVE.” The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time (ramp), EVE uses instantaneous changes in rates (shock). EVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of March 31, 2004, an instantaneous 100 basis point increase in rates is estimated to decrease EVE 3.2% versus EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to increase EVE 1.5% versus EVE in a stable rate environment. These changes are within the established policy limits.

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

Trading Activities

Most of the Company’s trading activities are designed to provide capital markets services to customers and not to position the Company’s portfolio for gains from market movements. In order to accommodate customers, an inventory of securities is carried and access to market liquidity is maintained by making bid-offer prices to other market makers. Trading activities are confined to financial instruments and derivatives. The Company participates in derivatives and foreign exchange trading, as well as underwriting and market making in equity securities as an accommodation to customers. Cash instruments are bought and sold to satisfy customer investment needs. Derivative contracts are initially entered into to meet the customer risk management needs. The Company enters into subsequent transactions to manage its level of risk in accordance with approved limits.

The Company has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (VaR) approach that combines interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum fair value the Company could lose on a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed VaR one out of every 100 overnight trading days. The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity. For the Foreign Exchange and Derivatives desks, the Company estimates VaR by applying the Monte Carlo simulation platform as designed by RiskMetrics™, and for the estimate of the Fixed Income and Equity desks’ VaR, the Company uses Bloomberg™ analytics. The Company uses internally developed methodology to estimate VaR for the Credit Derivatives and Loan Trading Desks.

The estimated combined period-end Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each Desk) was $3.3 million at March 31, 2004 and $1.3 million at December 31, 2003. Trading assets net of trading liabilities were $1.1 billion as of March 31, 2004 and $804.6 million as of December 31, 2003.

Other Market Risk

Other sources of market risk include MSRs and the risk associated with holding mortgage loans prior to selling them (mortgage warehouse) into the secondary market, and commitments to customers to make mortgage loans (mortgage pipeline) that will be sold to the secondary market. The value of the MSRs asset is dependent upon the assumed prepayment speed of the mortgage portfolio. MSRs are the discounted present value of future net cash flows that are expected to be received from the servicing portfolio. Future expected net cash flows from servicing a loan in the servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does employ a balanced business strategy using the natural counter-cyclicality of servicing and production to mitigate impairment risk.

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

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.4 billion at March 31, 2004. A 10% decrease in share price of The Coca-Cola Company common stock at March 31, 2004 would result in a decrease, net of deferred taxes, of approximately $158 million in accumulated other comprehensive income.

Net Interest Income/Margin. Net interest income was $863.9 million for the first quarter of 2004, an increase of $30.9 million or 3.7%, from the prior year. The benefit from higher balance sheet volumes more than offset the adverse impact of the lower rate environment on net interest income. Also helping the increase was the steeper yield curve and its impact on slowing prepayments and increasing the spreads on incremental asset growth.

The net interest margin declined eight basis points from 3.21% in the first quarter of 2003 to 3.13% in the first quarter of 2004. Three Pillars, the Company’s multi-seller commercial paper conduit, was restructured and deconsolidated on March 1, 2004. Three Pillars accounted for four basis points of the decline in the net interest margin compared to the first quarter of the prior year. SunTrust consolidated certain of its affordable housing partnerships beginning in the third quarter of 2003, which had a negative one basis point impact on net interest margin for the first quarter of 2004. The earning asset yield for the first quarter of 2004 declined 43 basis points from the first quarter of 2003. For the first quarter of 2004, loan yields decreased 62 basis points and securities available for sale yields increased 25 basis points from the prior year. In the first quarter of 2004, the total interest-bearing liability costs declined 41 basis points from the first quarter of 2003. The larger decrease in earning asset yield versus the decrease in liability cost also contributed to the overall decline in the net interest margin. A more detailed discussion of the factors affecting net interest margin follows.

A number of factors contributed to the net interest margin decline. The Company has maintained a slight asset sensitive position throughout 2003 and into the first quarter of 2004 in anticipation of rising rates. This position has somewhat negatively impacted the margin throughout 2003 and into the first quarter of 2004. Rates trended lower during the first half of 2003, and after the Fed reduced the Fed Funds rate midyear to 1.00%, the yield curve steepened in the second half of 2003 and into the first quarter of 2004. This steeper and higher yield curve helped the fourth quarter 2003 margin and the first quarter 2004 margin. STI prime rate averaged 4.00% for the first quarter of 2004, a decline of 25 basis points from the first quarter of 2003. The Fed Funds rate averaged 1.00% for the first quarter of 2004, 25 basis points below the first quarter of 2003 average. The lower rates and flattening of the yield curve in the first part of 2003 created an acceleration of prepayments in the mortgage industry. As prepayments accelerated, higher yielding assets were replaced by lower yielding assets, which reduced the yield on the residential mortgage loan and the loans held for sale portfolios, as well as mortgage-backed securities in the investment portfolio. The higher level of mortgage refinancing activity during the first three quarters of 2003 increased the loans held for sale portfolio over this period, which added to the net interest margin. As mortgage refinance activity declined during the fourth quarter of 2003 and into the first quarter of 2004, the loans held for sale portfolio decreased during this period, which caused downward pressure on the margin. Factors partially offsetting the decreases noted above include a 25 basis point improvement in the investment portfolio yield in the first quarter of 2004 compared to the first quarter of 2003 arising from the steepening of the yield curve and the resulting slowdown in mortgage prepayments, as well as higher reinvestment rates on investment portfolio cash flows during the fourth quarter of 2003 and the first quarter of 2004. The Company also shortened the duration on a portion of its debt through interest rate swaps, which positively impacted the margin.

Average earning assets were up 5.5% and average interest-bearing liabilities increased 3.4% for the first quarter of 2004 versus the first quarter of 2003. Average earning assets and interest bearing liabilities included $1.7 billion related to Three Pillars in the first quarter of 2004. Average loans rose $6.9 billion, securities available for sale increased $1.9 billion, and loans held for sale decreased $2.7 billion in the first quarter of 2004 compared to the first quarter of 2003. Average loans in the first quarter of 2004 included $1.4 billion related to Three Pillars. The increase in average loans was primarily due to growth in consumer and home equity loans. The decrease in loans held for sale was due to slower mortgage refinancing activity in the first quarter of 2004.

Customer deposits increased 4.3% on average in the first quarter of 2004 compared to the first quarter of 2003, led by an increase in demand deposits of 16.7% and an increase in NOW accounts of 8.9%. The increase in these lower cost funding sources, which was due to successful sales efforts and market liquidity, contributed to the margin in the first quarter of 2004. The growth in demand deposits and NOW accounts was offset partially by the continued decline in consumer time deposit balances, which were down by 13.8% on average for the first quarter of 2004 compared to the first quarter of 2003. The continuation of the low rate environment has dampened customer demand for these types of deposits.

Interest income that the Company was unable to recognize on nonperforming loans had no impact in the first quarter of 2004 and a negative three basis points impact for the first quarter of 2003. Table 2 contains more detailed information concerning average loans, yields and rates paid.

Noninterest Income. Noninterest income increased $47.4 million, or 8.7%, from the first quarter of 2003 to the first quarter of 2004 due to strong growth in customer-driven fee income. Positively impacting noninterest income were increases in investment banking and trading income and trust and investment management income. Combined trading account profits and commissions and investment banking income, SunTrust’s capital markets revenue sources, increased $9.6 million, or 14.9%, compared to the same period of the prior year due to strong growth in the debt capital markets. Securities gains declined $37.1 million, or 88.3%, from the same period in the prior year.

Trust and investment management income increased $15.4 million, or 12.8%, for the first quarter of 2004 compared to the first quarter of 2003. The growth in trust and investment management income was helped by an increase in estate settlement and distribution fees. At March 31, 2004 and 2003, assets under management were approximately $100.9 billion and $91.5 billion, respectively. Assets under management increased 10.3% due to appreciation in the equity markets and new business acquisitions. Lost business moderately increased compared to the first quarter of 2003. Average assets under management for the first quarter of 2004 increased 12.7% compared to the same period of 2003. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $184 billion, which included $22 billion in non-managed corporate trust assets, $38 billion in non-managed trust assets, and $23 billion in retail brokerage assets.

Retail investment income increased $8.3 million, or 22.1%, for the first quarter of 2004 compared to the first quarter of 2003. The increase in retail investment income was primarily due to growth in broker production, the number of brokers, and increased revenue generated from Alexander Key. Retail investment sales, including insurance, which are typically commission only, increased 24.3% compared to 2003. As of March 31, 2004, brokerage assets increased 33.5% compared to March 31, 2003.

Other noninterest income increased $28.4 million, or 157.6%, from the first quarter of 2003 to the first quarter of 2004. Combined mortgage production and servicing income increased $15.7 million compared to the first quarter of 2003. Mortgage servicing related income increased $46.0 million primarily due to a decline in amortization of mortgage servicing rights related to a decrease in mortgage prepayments.

Mortgage production income decreased $30.3 million due to a $3.8 billion decrease in production volume compared to the first quarter of 2003 as a result of reduced refinancing activities. Certain affordable housing partnerships, which were consolidated beginning in the third quarter of 2003, resulted in $11.3 million of noninterest income in the first quarter of 2004.

Table 5

Noninterest Income

(Dollars in millions) (Unaudited)

	Three Months Ended
	March 31		% Change
	2004	2003
Service charges on deposit accounts	$163.2	$157.8	3.4
Trust and investment management income	136.2	120.8	12.8
Retail investment services	45.7	37.5	22.1
Other charges and fees	92.7	78.3	18.5
Investment banking income	44.8	33.8	32.5
Trading account profits and commissions	29.4	30.8	(4.6)
Card fees	31.7	28.6	10.5
Securities gains	4.9	42.0	(88.3)
Other income	46.5	18.0	157.6

Total noninterest income	$595.1	$547.6	8.7

Noninterest Expense. Noninterest expense increased $71.5 million, or 8.7%, from the first quarter of 2003 to the same period of 2004. Compared to the first quarter of 2003, personnel expense increased $33.1 million, or 7.0%, primarily due to increased salaries and commission based incentive payments. The increase in salaries was primarily attributed to increased headcount while the increase in commission based incentive payments was primarily in the PCS line of business. Headcount increased from 27,311 at March 31, 2003 to 27,802 at March 31, 2004. Also negatively impacting personnel expense was a $6.0 million, or 17.2%, increase in FICA and unemployment taxes and a $4.3 million, or 19.8%, increase in medical insurance. The increase in FICA and unemployment taxes was due to the increase in salaries and increased performance based incentive payments while the increase in medical insurance was impacted by increased healthcare costs and headcount. Personnel expense was positively impacted by a decline in pension expense of $6.0 million, or 37.3%, compared to the first quarter of 2003. The decline in pension expense was primarily attributed to a higher than expected return on plan assets.

Noninterest expense was further impacted by an $8.6 million, or 15.0%, increase in outside processing and software expenses compared to the first quarter of 2003. The increase was due to increased software amortization and maintenance expense and higher processing expenses due to increased business volumes. Marketing and customer development expenses increased $5.3 million, or 21.5%, as the Household Growth Strategy campaign that was launched in the third quarter of 2003 continued into the first quarter of 2004 with the “Banking that doesn’t interrupt your life” campaign. This campaign is designed to promote the convenience of banking with SunTrust.

Additionally, the consolidation of certain affordable housing partnerships increased noninterest expense $15.1 million. Most of these expenses were recorded in other expense. The efficiency ratio increased to 61.0% for the first quarter of 2004 compared to 59.3% for the first quarter of 2003.

Table 6

Noninterest Expense

(Dollars in millions) (Unaudited)

	Three Months Ended
	March 31		% Change
	2004	2003
Employee compensation	$400.3	$375.0	6.7
Employee benefits	106.5	98.7	7.9

Total personnel expense	506.8	473.7	7.0
Net occupancy expense	61.9	57.7	7.2
Outside processing and software	65.6	57.1	15.0
Equipment expense	45.1	43.5	3.7
Marketing and customer development	30.2	24.9	21.5
Postage and delivery	17.2	17.5	(1.6)
Communications	15.8	14.9	5.8
Consulting and legal	15.8	12.7	23.9
Amortization of intangible assets	15.6	16.7	(6.4)
Other staff expense	13.6	10.6	27.8
Credit and collection services	12.9	16.1	(19.4)
Operating supplies	11.0	9.7	13.4
FDIC premiums	4.3	4.1	3.9
Other real estate income	(0.3)	—	—
Other expense	74.2	59.0	25.8

Total noninterest expense	$889.7	$818.2	8.7

Efficiency ratio	61.0%	59.3%

Provision for Loan Losses and Allowance for Loan Losses. Provision for loan losses totaled $59.4 million in the first quarter of 2004, a decrease of $21.4 million, or 26.5%, from the first quarter of 2003. Net charge-offs for the first quarter of 2004 were $58.8 million, a decline of $21.1 million, or 26.4%, from the same period of the prior year. The decline was primarily due to an $18.3 million reduction in commercial net charge-offs, which includes commercial real estate. The improvement in commercial net charge-offs can be attributed to lower loan losses in the CIB line of business and a general improvement in credit quality.

The SunTrust Allowance for Loan Losses Review Committee affirms the allowance methodology and analyzes the current condition of the credit portfolios in order to estimate their inherent loss and determine the appropriate level of allowance for the point in time being reviewed. The allowance analysis is based on accounting and regulatory guidance regarding homogenous pools of loans and larger loans to be individually reviewed for impairment. During the first quarter, SunTrust enhanced its reserve analysis process (SFAS No. 5, “Accounting for Contingencies”) by incorporating economic and other relevant data by loan pool and by utilizing additional components of its risk rating system.

At March 31, 2004, SunTrust’s allowance for loan losses totaled $942.5 million, or 1.19% of total loans, compared to $941.9 million, or 1.17% of total loans at December 31, 2003. The allowance as a percentage of total nonperforming loans increased from 268.1% at December 31, 2003 to 311.5% at March 31, 2004.

Table 7

Summary of Loan Loss Experience

(Dollars in millions) (Unaudited)

	Three Months Ended
	March 31
	2004	2003
Allowance for Loan Losses
Balances - beginning of quarter	$941.9	$930.1
Allowance from acquisitions and other activity - net	—	—
Provision for loan losses	59.4	80.8
Charge-offs
Commercial	(33.5)	(50.8)
Real estate
Construction	(0.7)	(0.1)
Residential mortgages	(10.6)	(3.9)
Other	(1.5)	(0.2)
Consumer loans	(38.5)	(44.9)

Total charge-offs	(84.8)	(99.9)

Recoveries
Commercial	11.6	9.1
Real estate
Construction	—	0.2
Residential mortgages	1.9	1.3
Other	0.1	0.3
Consumer loans	12.4	9.2

Total recoveries	26.0	20.1

Net charge-offs	(58.8)	(79.8)

Balance - end of quarter	$942.5	$931.1

Quarter-end loans outstanding	$79,212.8	$73,849.8
Average loans	79,904.9	73,049.8

Ratios
Allowance to quarter-end loans	1.19%	1.26%
Allowance to nonperforming loans	311.5	179.0
Net charge-offs to average loans (annualized)	0.30	0.44
Provision to average loans (annualized)	0.30	0.45
Recoveries to total charge-offs	30.7	20.1

Nonperforming Assets. Nonperforming assets totaled $331.9 million at March 31, 2004, a decrease of $46.2 million, or 12.2%, from December 31, 2003. The decrease was attributable to a $48.8 million, or 13.9%, drop in nonperforming loans and resulted in a decline in the ratio of nonperforming assets to total loans plus other real estate owned (“OREO”) and other repossessed assets to 0.42% at March 31, 2004 from 0.47% at December 31, 2003. Nonperforming loans at March 31, 2004 included $283.9 million of nonaccrual loans and $18.7 million of restructured loans, the latter of which represents a select group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first quarters of 2004 and 2003, this amounted to $6.0 million and $2.7 million, respectively. Included in the first quarter of 2004 was a $2.1 million payment for past due interest from a large corporate customer loan which was on nonaccrual status. For the first quarters of 2004 and 2003, interest income of $5.5 million and $7.4 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Table 8

Nonperforming Assets

(Dollars in millions) (Unaudited)

	2004	2003	% Change
	March 31	December 31
Nonperforming Assets
Nonaccrual loans:
Commercial	$116.4	$165.9	(29.9)
Real Estate:
Construction	18.7	4.4	321.6
Residential mortgages	79.9	85.4	(6.4)
Other	41.3	48.6	(15.0)
Consumer loans	27.6	32.2	(14.1)

Total nonaccrual loans	283.9	336.5	(15.6)
Restructured loans	18.7	14.8	26.2

Total nonperforming loans	302.6	351.3	(13.9)
Other real estate owned (OREO)	18.4	16.5	11.7
Other repossessed assets	10.9	10.3	6.7

Total nonperforming assets	$331.9	$378.1	(12.2)

Ratios:
Nonperforming loans to total loans	0.38%	0.44%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.42	0.47
Accruing Loans Past Due 90 Days or More	$173.5	$196.4

Loans. Total loans at March 31, 2004, were $79.2 billion, a decrease of $1.5 billion, or 1.9%, from December 31, 2003. The decrease was primarily due to the deconsolidation of Three Pillars in the first quarter of 2004. Commercial loans decreased $3.0 billion, or 9.8%, compared to December 31, 2003. As of December 31, 2003, commercial loans related to Three Pillars were $2.8 billion. Residential mortgages increased $0.7 billion, or 4.1%, compared to December 31, 2003. Home equity loans increased $0.4 billion, or 5.3%, compared to December 31, 2003. The increase in home equity loans was attributable to the favorable interest rate environment.

Table 9

Loan Portfolio by Types of Loans

(Dollars in millions) (Unaudited)

	2004	2003	% Change
	March 31	December 31
Commercial	$27,675.3	$30,681.9	(9.8)
Real estate:
Home equity	7,331.5	6,965.3	5.3
Construction	4,839.1	4,479.8	8.0
Residential mortgages	17,905.1	17,208.1	4.1
Other	9,198.7	9,330.1	(1.4)
Commercial credit card	147.2	133.0	10.7
Consumer loans	12,115.9	11,934.1	1.5

Total loans	$79,212.8	$80,732.3	(1.9)

Income Taxes. The provision for income taxes was $139.1 million for the first quarter of 2004, compared to $143.2 million for the same period of the prior year. This represents a 28% effective tax rate for the first quarter of 2004 compared to 30% for the first quarter of 2003. The slightly lower income tax rate in the first quarter of 2004 was attributed to a tax settlement with a certain state taxing authority. The Company expects the 2004 annual effective tax rate to be between 30-31%, which is consistent with the Company’s normalized tax rate for the past several years.

Securities Available for Sale. The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company maintained a portfolio profile in the first quarter of 2004 consistent with its overall balance sheet strategy of continuing to be slightly asset-sensitive. The portfolio size was $23.3 billion on an amortized cost basis at March 31, 2004, relatively unchanged compared to $23.0 billion at December 31, 2003. The estimated average life was 3.8 years as of March 31, 2004, slightly shorter than 4.0 years at December 31, 2003. The average duration of the portfolio was 2.7 at March 31, 2004, the same as December 31, 2003. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 2.7 suggests an expected price change of 2.7% for a one percent change in interest rates, without considering any embedded call or prepayment options. The portfolio yield was 3.66% at March 31, 2004 and December 31, 2003. The current mix of securities as of March 31, 2004 is shown in Table 10, compared with December 31, 2003. Net securities gains of $4.9 million were realized in the first quarter of 2004 while implementing the Company’s asset and liability management strategy.

The carrying value of the investment portfolio, all of which is classified as “securities available for sale,” reflected $2.8 billion in net unrealized gains at March 31, 2004, including a $2.4 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The market value of this common stock investment decreased $21.6 million, while the net unrealized gain on the remainder of the portfolio increased $194.2 million compared to December 31, 2003. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income.

Table 10

Securities Available for Sale

(Dollars In millions) (Unaudited)

	At March 31, 2004		At December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$2,807.3	$2,848.6	$2,286.4	$2,292.5
States and political subdivisions	372.8	393.3	363.0	380.5
Asset-backed securities	4,536.7	4,576.9	5,417.9	5,428.0
Mortgage-backed securities	12,854.5	13,044.3	12,181.1	12,273.5
Corporate bonds	2,045.7	2,090.1	2,097.2	2,111.7
Common stock of The Coca-Cola Company	0.1	2,427.9	0.1	2,449.5
Other securities	718.3	741.4	646.7	671.2

Total securities available for sale	$23,335.4	$26,122.5	$22,992.4	$25,606.9

Table 11

Unfunded Lending Commitments

(Dollars in Millions) (Unaudited)

2004
March 31
Unused lines of credit
Commercial	$31,909.6
Mortgage commitments	14,449.0
Home equity lines	8,351.7
Commercial paper conduit	4,457.9
Commercial real estate	3,717.7
Commercial credit card	590.7

Total unused lines of credit	$63,476.6

Letters of credit
Financial standby	$9,899.6
Performance standby	264.5
Commercial	181.2

Total letters of credit	$10,345.3

Liquidity Management. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost. SunTrust manages this risk by maintaining borrowing resources to fund increases in assets and replace maturing obligations or deposit withdrawals, both in the normal course of business and in times of unusual events. In addition, the Company enters into off-balance sheet arrangements and commitments which could impact the Company’s liquidity position. The Asset Liability Management Committee (ALCO) of the Company sets the policies and reviews adherence to these policies.

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 64.7% of the funding base on average for the first quarter of 2004, compared to 65.5% for the same period of 2003, and 64.0% for the fourth quarter of 2003. The decrease from the first quarter of 2003 was attributable to $1.7 billion of average commercial paper liabilities related to Three Pillars included in the total funding base for the first quarter of 2004. Average customer deposits increased by $2.9 billion, or

4.3%, during the same period reflecting successful marketing campaigns and growth from customer uncertainty due to volatility of the financial markets. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Refinance activity during the last few years has influenced the balance of loans held for sale, which was been funded using short-term unsecured borrowings. Refinance activity slowed in the first quarter of 2004 relative to the first quarter of 2003 with production of $6.5 billion and $10.2 billion, respectively. Production in the fourth quarter of 2003 was $6.3 billion. The balance of loans held for sale was $5.9 billion, $8.2 billion and $5.6 billion at March 31, 2004, March 31, 2003 and December 31, 2003, respectively. Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $12.4 billion, $17.7 billion and $15.9 billion for the same periods, respectively. At December 31, 2003, these borrowings included $3.2 billion of commercial paper related to Three Pillars, which was deconsolidated during the first quarter of 2004.

Total net wholesale funding, including short-term unsecured borrowings, secured wholesale borrowings and long-term debt, totaled $35.3 billion at March 31, 2004, compared to $34.0 billion at March 31, 2003 and $35.9 billion at year-end 2003. Long-term debt increased from $11.8 billion at March 31, 2003 to $16.8 billion at March 31, 2004. The increase was due to a combination of Bank Note and Federal Home Loan Bank debt issuances during 2003 and 2004 to take advantage of the low interest rate environment and to further diversify the Company’s funding sources. The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding through policy established and reviewed by ALCO.

The Company maintains access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, Federal Home Loan Bank advances, Global Bank Note issuance and commercial paper issuance. As of March 31, 2004, SunTrust Bank had $14.6 billion remaining under its $20 billion Global Bank Note program. This capacity reflects $1.5 billion of senior debt issued during the first quarter of 2004 and a $10 billion increase to the program, completed on March 31, 2004. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access of unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources.

The Company has a contingency funding plan that stress tests liquidity needs that may arise from certain events such as agency rating downgrades, rapid loan growth, or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events. Liquidity is measured and monitored for the Bank and Parent Holding Company. The Company reviews the Parent Holding Company’s net short-term mismatch. This measures the ability of the holding company to meet obligations through the sale or pledging of assets should access to Bank dividends be constrained. The Parent Holding Company has $1 billion remaining on its current shelf registration for the issuance of debt.

As detailed in Table 11, the Company had $63.5 billion in total commitments to extend credit at March 31, 2004 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $10.3 billion in letters of credit, most of which are standby letters of credit that provide that the Bank fund if certain future events occur. Of this, approximately $5.0 billion support variable rate demand obligations (VRDOs) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and Parent Holding Company lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As March 31, 2004, the Company was in compliance with all covenants and provisions of these agreements.

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

Table 12

Derivative hedging instrument activities are as follows:

(Dollars in millions) (Unaudited)

	Notional Values[1]
	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2003	$81	$4,870	$4,951
Additions	—	1,685	1,685
Maturities	(56)	(733)	(789)

Balance, March 31, 2003	$25	$5,822	$5,847

Balance, January 1, 2004	$25	$9,474	$9,499
Additions	21	781	802
Maturities	—	(6)	(6)

Balance, March 31, 2004	$46	$10,249	$10,295

[1]	Excludes the hedging activity for the Company’s mortgage loans in warehouse. At March 31, 2004 and 2003, mortgage notional amounts totaled $3,849 and $6,238 million, respectively.

The following table shows the derivative instruments entered into by the Company as an end-user:

Table 13

Risk Management Derivative Financial Instruments 1

(Dollars in millions) (Unaudited)

	As of March 31, 2004
	Notional Amount	Gross Unrealized		Equity[7]	Average Maturity in Yrs
		Gains[6]	Losses[6]
Asset Hedges
Fair value hedges
Interest rate swaps[2]	$46	$—	$—	$—	3.93
Forward Contracts[3]	3,849	—	(16)	—	0.10

Total asset hedges	$3,895	$—	$(16)	$—	0.14

Liability Hedges
Cash flow hedges
Interest rate swaps[4]	$4,332	$9	$(25)	$(11)	1.53
Fair value hedges
Interest rate swaps[5]	5,917	198	(17)	—	8.31

Total liability hedges	$10,249	$207	$(42)	$(11)	5.44

[1]	Includes only derivative financial instruments which are qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at March 31, 2004.
[2]	Interest rate swaps are designated as fair value hedges of fixed rate loans.
[3]	Forward contracts are designated as fair value hedges of mortgage loans in the warehouse.
[4]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and other variable rate debt.
[5]	Interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances and other fixed rate debt.
[6]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.
[7]	At March 31, 2004, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $10.5 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cash flowhedges. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of March 31, 2004, $5.0 million of net losses, net of income taxes recorded in accumulated other comprehensive income are expected to be reclassified as interest expense or other income during the next twelve months.

(Dollars in millions) (Unaudited)

	As of December 31, 2003
	Notional Amount	Gross Unrealized		Equity	Average Maturity in Yrs
		Gains	Losses
Asset Hedges
Fair value hedges
Interest rate swaps	$25	$—	$(1)	$—	0.82
Forward Contracts	3,938	—	(43)	—	0.07

Total asset hedges	$3,963	$—	$(44)	$—	0.07

Liability Hedges
Cash flow hedges
Interest rate swaps	$3,557	$—	$(27)	$(17)	1.38
Fair value hedges
Interest rate swaps	5,917	126	(51)	—	8.56

Total liability hedges	$9,474	$126	$(78)	$(17)	5.86

Table 14

Capital Ratios

(Dollars in millions) (Unaudited)

	2004	2003
	March 31	December 31
Tier 1 capital	$9,186.3	$8,930.0
Total capital	13,612.4	13,365.9
Risk-weighted assets	111,027.7	113,711.3
Risk-based ratios:
Tier 1 capital	8.27%	7.85%
Total capital	12.26	11.75
Tier 1 leverage ratio	7.65	7.37
Total average shareholders’ equity to total average assets	7.95	7.43

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

The Company and subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Banks are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of March 31, 2004, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 8.27%, 12.26% and 7.65%, respectively. SunTrust is committed to remaining well capitalized.

The Company raises subordinated debt as part of managing total capital regulatory ratios. The Company’s debt shelf registrations provide for the issuance of subordinated debt. In 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary. This amount is reflected in other liabilities and totals $421.7 million and $412.5 million, including accrued interest as of March 31, 2004 and December 31, 2003.

The Regulatory Agencies have issued for comment a proposal on the risk-based treatment of Asset Backed Commercial Paper conduits by sponsoring organizations, regardless of their consolidation under FIN 46. The proposal provides for a 20% credit conversion factor on the liquidity facilities supporting the underlying assets of the program. The new proposal would negatively impact the Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios by 6 and 9 basis points, respectively, compared to its current treatment for Three Pillars.

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46, which required deconsolidation of subordinated beneficial interests. As a result, the Company deconsolidated its Trust Preferred Securities in the fourth quarter of 2003. There was no impact to the results of operations and a less than .04% impact to the statement of condition as a result of the deconsolidation. These notes payable to trusts established to issue the preferred securities are included in long-term debt and totaled $1.65 billion at March 31, 2004 and December 31, 2003.

As a result of FASB’s Interpretation, questions have been raised whether Trust Preferred Securities would still qualify for treatment as Tier 1 Capital given the new accounting treatment. In July of 2003, the Federal Reserve instructed bank holding companies to continue to include Trust Preferred Securities in Tier 1 Capital for regulatory capital purposes, until notice is given to the contrary. Management does not expect the final rules will result in the immediate elimination of existing Trust Preferred Securities as Tier 1 Capital. These securities comprised 18.0% of Tier 1 Capital as of March 31, 2004. If it were determined that the existing Trust Preferred Securities do not qualify as Tier 1 Capital, SunTrust would still meet the requirements for well-capitalized institutions at March 31, 2004.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first quarter of 2004, the Company repurchased 200,000 shares for $14.1 million compared to 3.0 million shares for $165.9 million repurchased in the first quarter of 2003. As of March 31, 2004, the Company was authorized to purchase up to an additional 6.0 million shares under current Board resolutions.

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

Item 4.

CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities in 2004:

	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[1]
January 1-31	—	$—	—	6,227,796
February 1-29	—	—	—	6,227,796
March 1-31	200,000	70.32	200,000	6,027,796

Total	200,000	$70.32	200,000

[1]	On November 12, 2002, the Board of Directors authorized the purchase of 10 million shares of SunTrust common stock in addition to 2,796 shares which were remaining from a June 13, 2001 authorization. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

•	Exhibit 31.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	The Company filed a Form 8-K on April 8, 2004, to file a news release announcing financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of May, 2004.

SunTrust Banks, Inc.
(Registrant)

/S/ Jorge Arrieta
Jorge Arrieta
Senior Vice President and Controller
(Chief Accounting Officer)