Form 10-Q
period 2004-06-30
SUNTRUST BANKS INC
filed 2004-08-09
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☒    No ☐

At July 31, 2004, 282,790,266 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year 2004.

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(In thousands except per share data) (Unaudited)	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$882,496	$899,817	$1,763,497	$1,812,088
Interest and fees on loans held for sale	76,846	108,432	143,974	219,448
Interest and dividends on securities available for sale
Taxable interest	195,776	135,153	391,567	298,233
Tax-exempt interest	4,976	4,668	9,099	9,533
Dividends[1]	17,901	16,919	35,038	35,141
Interest on funds sold and securities purchased under agreements to resell	4,109	4,376	7,441	8,964
Interest on deposits in other banks	34	34	66	67
Other interest	5,936	4,641	11,256	8,687

Total interest income	1,188,074	1,174,040	2,361,938	2,392,161

Interest Expense
Interest on deposits	157,402	211,012	318,064	431,169
Interest on funds purchased and securities sold under agreements to repurchase	19,949	29,837	39,725	62,298
Interest on other short-term borrowings	3,602	1,759	14,625	3,876
Interest on long-term debt	134,692	131,919	265,447	272,835

Total interest expense	315,645	374,527	637,861	770,178

Net Interest Income	872,429	799,513	1,724,077	1,621,983
Provision for loan losses	38,751	82,662	98,139	163,465

Net interest income after provision for loan losses	833,678	716,851	1,625,938	1,458,518

Noninterest Income
Service charges on deposit accounts	168,704	157,954	331,922	315,775
Trust and investment management income	140,366	124,215	276,584	245,010
Retail investment services	49,839	41,991	95,577	79,459
Other charges and fees	94,766	82,574	187,513	160,845
Investment banking income	54,330	57,167	99,143	90,979
Trading account profits and commissions	31,034	29,583	60,424	60,376
Card fees	37,721	32,376	69,415	61,049
Other noninterest income	54,953	39,694	101,294	57,681
Securities (losses) gains	(9,048)	31,238	(4,121)	73,277

Total noninterest income	622,665	596,792	1,217,751	1,144,451

Noninterest Expense
Employee compensation	434,902	386,439	835,195	761,446
Employee benefits	86,020	96,160	192,523	194,878
Net occupancy expense	61,629	58,563	123,488	116,285
Outside processing and software	70,619	61,022	136,245	118,076
Equipment expense	45,740	44,546	90,825	88,016
Marketing and customer development	31,655	25,583	61,874	50,462
Amortization of intangible assets	14,590	15,208	30,230	31,925
Other noninterest expense	183,294	150,207	347,817	294,869

Total noninterest expense	928,449	837,728	1,818,197	1,655,957

Income before provision for income taxes	527,894	475,915	1,025,492	947,012
Provision for income taxes	163,057	145,556	302,178	288,805

Net Income	$364,837	$330,359	$723,314	$658,207

Average common shares - diluted (thousands)	283,116	280,287	283,320	280,806
Average common shares - basic (thousands)	279,840	277,397	279,682	278,011
Net income per average common share - diluted	$1.29	$1.17	$2.55	$2.34
Net income per average common share - basic	1.31	1.19	2.59	2.37
[1] Includes dividends on common stock of The Coca-Cola Company	12,066	10,618	24,133	21,237

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	June 30 2004	December 31 2003
Assets
Cash and due from banks	$4,068,693	$3,931,653
Interest-bearing deposits in other banks	17,196	16,329
Funds sold and securities purchased under agreements to resell	1,679,403	1,373,392
Trading assets	1,807,320	1,853,137
Securities available for sale[1]	25,587,978	25,606,884
Loans held for sale	5,030,617	5,552,060
Loans	82,540,230	80,732,321
Allowance for loan losses	(943,718)	(941,922)

Net loans	81,596,512	79,790,399
Premises and equipment	1,615,562	1,595,307
Goodwill	1,164,846	1,077,638
Other intangible assets	721,428	639,619
Customers’ acceptance liability	25,849	63,014
Other assets	4,819,644	3,893,721

Total assets	$128,135,048	$125,393,153

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$20,610,429	$21,001,324
Interest-bearing consumer and commercial deposits	53,244,549	51,923,322

Total consumer and commercial deposits	73,854,978	72,924,646
Brokered deposits	4,050,525	3,184,084
Foreign deposits	7,623,200	5,080,789

Total deposits	85,528,703	81,189,519
Funds purchased and securities sold under agreements to repurchase	8,099,685	9,505,246
Other short-term borrowings	1,438,908	4,175,415
Long-term debt	17,441,487	15,313,922
Acceptances outstanding	25,849	63,014
Trading liabilities	1,072,125	1,048,543
Other liabilities	4,493,624	4,366,328

Total liabilities	118,100,381	115,661,987

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	294,163	294,163
Additional paid in capital	1,297,555	1,288,311
Retained earnings	7,590,411	7,149,118
Treasury stock, at cost, and other	(625,137)	(664,518)
Accumulated other comprehensive income	1,477,675	1,664,092

Total shareholders’ equity	10,034,667	9,731,166

Total liabilities and shareholders’ equity	$128,135,048	$125,393,153

Common shares outstanding	282,726,614	281,923,057
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	11,436,143	12,239,700
[1] Includes net unrealized gains on securities available for sale	$2,258,984	$2,614,512

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Six months ended June 30
(Dollars in thousands) (Unaudited)	2004	2003
Cash Flows from Operating Activities:
Net income	$723,314	$658,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	330,141	479,676
Origination of mortgage servicing rights	(108,317)	(211,763)
Provisions for loan losses and foreclosed property	98,676	163,781
Amortization of compensation element of restricted stock	3,889	2,709
Stock option compensation	9,371	4,127
Securities losses (gains)	4,121	(73,277)
Net gain on sale of assets	(3,196)	(7,892)
Originated loans held for sale, net	(15,088,185)	(23,809,704)
Sales of loans held for sale	15,609,628	22,520,003
Net increase in other assets	(354,932)	(646,380)
Net (decrease) increase in other liabilities	(24,065)	1,484,394

Net cash provided by operating activities	1,200,445	563,881

Cash Flows from Investing Activities:
Proceeds from maturities of securities available for sale	2,644,935	6,063,195
Proceeds from sales of securities available for sale	3,239,896	3,145,453
Purchases of securities available for sale	(6,688,036)	(7,902,918)
Loan originations net of principal collected	(4,759,021)	(1,892,824)
Proceeds from sale of loans	200,643	128,687
Capital expenditures	(108,532)	(47,926)
Proceeds from the sale of other assets	19,093	15,459
Other investing activities	1,990	—
Net cash used for acquisitions	(191,649)	(34,261)

Net cash used in investing activities	(5,640,681)	(525,135)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	931,556	608,532
Net increase (decrease) in foreign and brokered deposits	3,408,852	(3,450,959)
Net (decrease) increase in funds purchased and other short-term borrowings	(1,579,037)	4,137,194
Proceeds from the issuance of long-term debt	2,500,157	9,506
Repayment of long-term debt	(130,718)	(256,266)
Proceeds from the exercise of stock options	21,039	4,856
Proceeds from stock issuance	28,389	26,901
Acquisition of treasury stock	(14,063)	(165,988)
Dividends paid	(282,021)	(252,501)

Net cash provided by financing activities	4,884,154	661,275

Net increase in cash and cash equivalents	443,918	700,021
Cash and cash equivalents at beginning of year	5,321,374	5,558,295

Cash and cash equivalents at end of period	$5,765,292	$6,258,316

Supplemental Disclosure
Interest paid	$644,198	$795,983
Income taxes paid	244,663	82,599
Income taxes refunded	272	1,100
Non-cash impact of the deconsolidation of Three Pillars	(2,563,031)	—

See notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	282,505	$294,163	$1,276,110	$6,322,217	$(632,464)	$1,509,470	$8,769,496
Net income	—	—	—	658,207	—	—	658,207
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	21,084	21,084
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	24,167	24,167
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	9,757	9,757

Total comprehensive income							713,215
Cash dividends declared, $0.90 per share	—	—	—	(252,501)	—	—	(252,501)
Exercise of stock options and stock compensation expense	150	—	747	—	8,236	—	8,983
Acquisition of treasury stock	(3,003)	—	—	—	(165,988)	—	(165,988)
Acquisition of Lighthouse Financial Services	1,152	—	11,745	—	64,144	(1)	75,888
Restricted stock activity	117	—	(518)	—	518	—	—
Amortization of compensation element of restricted stock	—	—	—	—	2,709	—	2,709
Issuance of stock for employee benefit plans	472	—	573	—	26,328	—	26,901

Balance, June 30, 2003	281,393	$294,163	$1,288,657	$6,727,923	$(696,517)	$1,564,477	$9,178,703

Balance, January 1, 2004	281,923	$294,163	$1,288,311	$7,149,118	$(664,518)	$1,664,092	$9,731,166
Net income	—	—	—	723,314	—	—	723,314
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	46,508	46,508
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(232,677)	(232,677)
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(248)	(248)

Total comprehensive income							536,897
Cash dividends declared, $1.00 per share	—	—	—	(282,021)	—	—	(282,021)
Exercise of stock options and stock compensation expense	475	—	4,690	—	25,720	—	30,410
Acquisition of treasury stock	(200)	—	—	—	(14,063)	—	(14,063)
Restricted stock activity	119	—	(831)	—	831	—	—
Amortization of compensation element of restricted stock	—	—	—	—	3,889	—	3,889
Issuance of stock for employee benefit plans	410	—	5,385	—	23,004	—	28,389

Balance, June 30, 2004	282,727	$294,163	$1,297,555	$7,590,411	$(625,137)	$1,477,675	$10,034,667

*	Balance at June 30, 2003 includes $663,666 for treasury stock and $32,851 for compensation element of restricted stock.

Balance at June 30, 2004 includes $597,162 for treasury stock and $27,975 for compensation element of restricted stock.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Principles of Consolidation and Accounting Policies

The consolidated financial statements include the accounts of SunTrust Banks, Inc. (“SunTrust” or “Company”) and its majority-owned subsidiaries, and those variable interest entities (VIEs) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. The Company accounts for investments in companies that it owns a voting interest of 20 percent to 50 percent and for which it may have significant influence over operating and financing decisions using the equity method of accounting. These investments are included in other assets and the Company’s proportionate share of income or loss is included in other income.

The consolidated interim financial statements of SunTrust are unaudited. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 – Acquisitions

On May 9, 2004, SunTrust announced a definitive agreement to acquire National Commerce Financial Corporation (NCF), a Memphis-based financial services organization. The proposed merger will enhance the Company’s current geographic position, as well as expand the Company’s footprint to include new areas within the Southeast, primarily Western Tennessee, North Carolina and South Carolina. The Company will acquire approximately $24 billion in assets and $16 billion in deposits. The consideration will be a combination of cash and stock with the purchase price estimated to be $6.9 billion. NCF shareholders will have the right, subject to proration, to elect to receive cash or SunTrust common stock. The total consideration consists of approximately $1.8 billion in cash and approximately 75.4 million SunTrust shares. The agreement has been approved by both boards of directors and is subject to customary regulatory and shareholder approvals. The merger is expected to close in the fourth quarter of 2004.

On May 28, 2004, SunTrust completed the acquisition of Seix Investment Advisors. The Company acquired approximately $17 billion in assets under management. The Company paid $190 million in cash, with the possibility of additional payments to be made in 2007 and 2009, contingent on performance. The additional payments are currently estimated to total approximately $90 million. The acquisition did not have a material impact on SunTrust’s financial position or results of operations.

Note 3 – Accounting Developments

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

Notes to Consolidated Financial Statements (Unaudited)

disclosures. As of July 1, 2003, the Company adopted the Interpretation and the disclosures related to certain of the Company’s variable interests in VIEs.

On December 24, 2003, the FASB issued a revision of FIN 46 (FIN 46(R)), which replaces the Interpretation issued in January 2003. The revised Interpretation clarifies some of the provisions of FIN 46 and provides additional exemptions for certain entities. Under the provisions of FIN 46(R), SunTrust was permitted to continue the application of FIN 46 until the reporting period ended March 31, 2004, at which time the Company adopted the provisions of FIN 46(R). The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations. The required disclosures related to the Company’s variable interests in VIEs are included in Note 10 to the Consolidated Financial Statements.

In the normal course of business, the Company enters into derivatives, consisting primarily of MBS forward sale contracts, to offset the change in value of its IRLCs related to residential mortgage loans that are intended to be held for sale. Pull-through estimates (the degree to which IRLCs are expected to result in closed residential mortgage loans) are used to determine appropriate levels of MBS forward sale contracts. This risk management technique is employed by the Company to offset changes in value of IRLCs related to residential mortgage loans that are intended to be held for sale.

In March 2004, the Securities Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” which addresses the accounting treatment for loan commitments accounted for as derivative instruments. Interest rate lock commitments (IRLCs) represent commitments to extend credit at specified interest rates. The Company accounts for IRLCs associated with mortgages to be held for sale as freestanding derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and, with the implementation of SAB No. 105, Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading purposes and Contracts Involved in Energy Trading and Risk Management Activities.” The SAB references SFAS No. 149 as the primary guidance for IRLC recognition, where IRLCs are classified as derivative financial instruments. Additionally, EITF Issue No. 02-3 provides guidance that the absence of an active exchange or market for derivative financial instruments renders its recorded inception value as zero, with subsequent fair values recorded as assets or liabilities. The estimated fair value of IRLCs is derived from current mortgage-backed security (MBS) prices and no fair value is recorded at inception with subsequent changes in value recorded in earnings. The Company’s issuance of IRLCs relates to residential mortgage loans that are originated or acquired and are primarily intended to be held for sale. Originated IRLCs that are intended for investment fall under SFAS No. 149 paragraph 7(e) and are not treated as derivative financial instruments.

SAB No. 105 permits recognition of servicing assets only when the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan where servicing is retained. Additionally, the SAB prohibits entities from recording internally-developed intangible assets as part of the loan commitment derivative. SAB No. 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The SOP

Notes to Consolidated Financial Statements (Unaudited)

addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2003, the Medicare Prescription Drugs, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law. The Medicare Act calls for sponsors of retiree health care benefit plans to be reimbursed for a certain percentage of the prescription cost for retirees. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires enacted changes in relevant laws to be considered in current period measurements of postretirement benefit costs and Accumulated Postretirement Benefit Obligations (APBO). Therefore, under SFAS No. 106, measures of APBO and net periodic post retirement benefit costs on or after the date of enactment should reflect the effects of the Medicare Act. However, certain accounting issues raised in the Medicare Act resulted in the FASB allowing plan sponsors to elect to defer accounting for the effects of the Medicare Act until further guidance is issued. The Company elected to defer until the FASB issued additional guidance.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides the guidance on how to account for the effects of the new Medicare prescription drug legislation. If the Company determines that the drug benefits being offered to retirees are actuarially equivalent to the drug benefits under the Medicare Act, then the subsidy should be accounted for in the measurement of the APBO and recognized as an actuarial gain over an estimated average working life of the current employee workforce. The FSP also provides guidance for disclosures concerning the effects of the subsidy for employers when the employer has not yet determined actuarial equivalency. The FSP is effective for the first interim period beginning after June 15, 2004 and provides various transition alternatives. The measurement of the APBO or net periodic postretirement benefit cost in the Consolidated Financial Statements does not reflect any amount associated with the subsidy, as the Company plans to adopt the FSP in the quarter ending September 30, 2004. The Company does not expect the adoption of the FSP to have a material impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 4 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its 2003 annual review of goodwill and determined there was no impairment. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2003 and 2004 are as follows:

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Total
Balance, January 1, 2003	$687,185	$96,626	$94,852	$15,765	$69,333	$—	$963,761
Purchase price adjustment	4,188	—	—	—	—	—	4,188
Lighthouse acquisition	41,830	24,447	—	24,804	—	—	91,081
Other acquisitions	—	—	—	690	—	—	690

Balance, June 30, 2003	$733,203	$121,073	$94,852	$41,259	$69,333	$—	$1,059,720

Balance, January 1, 2004	$736,514	$123,276	$94,852	$53,663	$69,333	$—	$1,077,638
Purchase price adjustment	449	190	—	2,579	—	—	3,218
Seix Investment Advisors	—	—	—	—	83,990	—	83,990
Reallocation	(4,975)	—	—	—	4,975	—	—

Balance, June 30, 2004	$731,988	$123,466	$94,852	$56,242	$158,298	$—	$1,164,846

The changes in the carrying amounts of other intangible assets for the six months ended June 30, 2003 and 2004 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2003	$216,855	$383,918	$11,385	$612,158
Amortization	(30,902)	(198,859)	(1,023)	(230,784)
Servicing rights originated	—	211,763	—	211,763
Asset acquisition	—	—	402	402
Lighthouse acquisition	9,400	5,398	7,800	22,598

Balance, June 30, 2003	$195,353	$402,220	$18,564	$616,137

Balance, January 1, 2004	$165,028	$449,293	$25,298	$639,619
Amortization	(27,226)	(97,339)	(3,005)	(127,570)
Servicing rights originated	—	108,317	—	108,317
Seix acquisition	—	—	99,200	99,200
Other	—	—	1,862	1,862

Balance, June 30, 2004	$137,802	$460,271	$123,355	$721,428

Notes to Consolidated Financial Statements (Unaudited) – continued

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the year 2004 and the subsequent years is as follows:

(Dollars in thousands)(Unaudited)	Core Deposit Intangible	Other	Total
2004	$52,208	$8,858	$61,066
2005	41,515	11,629	53,144
2006	31,975	11,065	43,040
2007	22,664	11,054	33,718
2008	13,339	10,387	23,726
Thereafter	3,327	73,367	76,694

Total	$165,028	$126,360	$291,388

Note 5 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2004	2003	2004	2003
Net income, as reported	$364,837	$330,359	$723,314	$658,207
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,245	1,365	5,904	2,487
Total stock-based employee compensation expense determined under fair-value-based method for all awards,
net of related tax effects	(4,742)	(4,459)	(9,018)	(8,814)

Net income, pro forma	$363,340	$327,265	$720,200	$651,880

Earning per share:
Diluted - as reported	$1.29	$1.17	$2.55	$2.34
Diluted - pro forma	1.28	1.16	2.54	2.32
Basic - as reported	1.31	1.19	2.59	2.37
Basic - pro forma	1.30	1.18	2.58	2.35

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 6 – Comprehensive Income

Comprehensive income for the six months ended June 30, 2004 and 2003 is calculated as follows:

(Dollars in thousands) (Unaudited)	2004	2003
Unrealized (loss) gain on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$(357,965)	$37,180
Income tax	125,288	(13,013)

Net of income tax	$(232,677)	$24,167

Amounts reported in net income:
(Loss) gain on sale of securities	$(4,121)	$73,277
Net amortization	36,358	93,951

Reclassification adjustment	32,237	167,228
Income tax	(11,283)	(58,530)

Reclassification adjustment, net of tax	$20,954	$108,698

Unrealized (loss) gain on available for sale securities arising during period, net of tax	$(211,723)	$132,865
Reclassification adjustment, net of tax	(20,954)	(108,698)

Net unrealized (loss) gain on available for sale securities recognized in other comprehensive income	$(232,677)	$24,167

Unrealized gain on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$71,551	$32,437
Income tax	(25,043)	(11,353)

Net of income tax	$46,508	$21,084

Accumulated other comprehensive income related to retirement plans:	$(248)	$9,757

Total unrealized (losses) gains recognized in other comprehensive income	$(186,417)	$55,008
Net income	723,314	658,207

Total comprehensive income	$536,897	$713,215

The components of accumulated other comprehensive income at June 30 were as follows:

(Dollars in thousands) (Unaudited)	2004	2003
Unrealized gain on available for sale securities	$1,466,667	$1,608,257
Unrealized gain (loss) on derivative financial instruments	29,252	(25,660)
Accumulated other comprehensive income related to retirement plans	(18,244)	(18,120)

Total accumulated other comprehensive income	$1,477,675	$1,564,477

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 7 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted earnings per share (EPS). Shares of 6.7 million and 6.4 million for the periods ended June 30, 2004 and 2003, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2004 and 2003 is included in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data) (Unaudited)	2004	2003	2004	2003
Diluted
Net income	$364,837	$330,359	$723,314	$658,207

Average common shares outstanding	279,840	277,397	279,682	278,011
Effect of dilutive securities:
Stock options	1,516	854	1,867	778
Performance restricted stock	1,760	2,036	1,771	2,017

Average diluted common shares	283,116	280,287	283,320	280,806

Earnings per common share - diluted	$1.29	$1.17	$2.55	$2.34

Basic
Net income	$364,837	$330,359	$723,314	$658,207

Average common shares	279,840	277,397	279,682	278,011

Earnings per common share - basic	$1.31	$1.19	$2.59	$2.37

Note 8 – Business Segment Reporting

The Company uses a line of business management structure to measure business activities. The Company has five functional lines of business: Retail, Commercial, Corporate and Investment Banking (CIB), Mortgage, and Private Client Services (PCS). In addition, the Company reports a Corporate/Other segment which includes the investment securities portfolio, long-term debt, capital, short-term liquidity and funding activities, balance sheet risk management including derivative hedging activities, office premises and certain support activities not currently allocated to the aforementioned lines of business. Any transactions between the separate lines of business not already eliminated in the results of the functional lines of business are also reflected in the Corporate/Other line of business. Finally, the provision for income taxes is also reported in the Corporate/Other line of business segment.

The Retail line of business includes loans, deposits, and other fee-based services for consumer and private banking clients, as well as business clients with less than $5 million in sales. Clients are serviced through an extensive network of traditional and in-store branches, ATMs, the Internet and the telephone. The Commercial line of business provides clients with a full array of financial solutions including traditional commercial lending, treasury management, financial risk management products and corporate bankcard services.

Notes to Consolidated Financial Statements (Unaudited) – continued

This line of business primarily serves business customers between $5 million and $250 million in annual revenues in addition to entities specializing in commercial real estate activities. CIB is comprised of the following businesses: corporate banking, investment banking, capital markets businesses, commercial leasing, receivables capital management and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines. The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. PCS provides a full array of wealth management products and professional services to both individual and institutional clients. PCS’ primary divisions include brokerage, individual wealth management, insurance product sales, and institutional investment management and administration.

The Company continues to augment its internal management reporting system. Future enhancements of items reported for each line of business segment are expected to include: assets, liabilities and attributed economic capital; matched maturity funds transfer priced net interest revenue, net of credit risk premiums; direct noninterest income; internal credit transfers between lines of business for supportive business services; and fully allocated expenses. The internal management reporting system and the business segment disclosures for each line of business do not currently include attributed economic capital, nor fully allocated expenses. During 2004, certain product-related expenses incurred within production support areas of the Company that had previously been allocated to the line of business segments, are no longer distributed to the line of business segments. These expenses are reported in the Corporate/Other line of business segment and prior periods have been reclassified. This change was made in anticipation of finalizing the methodology for full cost allocations, one of the primary future enhancements to the Company’s internal management reporting system. The implementation of these enhancements to the internal management reporting system is expected to materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management report methodologies take place, the impact of these changes is quantified and prior period information is reclassified. The Company will reflect these reclassified changes immediately in the current period and in year to date historical comparisons, and will provide updated historical quarterly and annual schedules in the 2004 Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited) – continued

The tables below disclose selected financial information for SunTrust’s reportable business segments for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004
(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$29,388,058	$24,619,399	$19,123,294	$23,288,466	$2,681,897	$28,186,344	$127,287,458
Average total liabilities	54,641,833	12,141,039	7,610,996	1,751,774	1,854,083	39,093,532	117,093,257
Average total equity	—	—	—	—	—	10,194,201	10,194,201

Net interest income	444,969	164,524	66,501	125,745	14,125	56,565	872,429
Fully taxable-equivalent adjustment (FTE)	19	7,344	3,942	—	2	1,330	12,637

Net interest income (FTE)[1]	444,988	171,868	70,443	125,745	14,127	57,895	885,066
Provision for loan losses [2]	33,154	4,157	(130)	303	19	1,248	38,751

Net interest income after provision for loan losses	411,834	167,711	70,573	125,442	14,108	56,647	846,315
Noninterest income	207,793	77,182	153,713	23,838	192,583	(32,444)	622,665
Noninterest expense	291,820	82,844	83,029	82,587	150,482	237,687	928,449

Total income before taxes	327,807	162,049	141,257	66,693	56,209	(213,484)	540,531
Provision for income taxes [3]	—	—	—	—	—	175,694	175,694

Net Income	$327,807	$162,049	$141,257	$66,693	$56,209	$(389,178)	$364,837

	Three Months Ended June 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$26,182,536	$23,291,717	$21,467,724	$21,563,112	$2,246,039	$24,696,914	$119,448,042
Average total liabilities	52,933,973	10,342,079	7,560,087	1,900,459	1,534,030	36,313,351	110,583,979
Average total equity	—	—	—	—	—	8,864,063	8,864,063

Net interest income	433,122	155,985	66,398	137,443	12,787	(6,222)	799,513
Fully taxable-equivalent adjustment (FTE)	15	6,374	3,191	—	3	1,319	10,902

Net interest income (FTE) [1]	433,137	162,359	69,589	137,443	12,790	(4,903)	810,415
Provision for loan losses [2]	33,717	2,550	44,115	540	291	1,449	82,662

Net interest income after provision for loan losses	399,420	159,809	25,474	136,903	12,499	(6,352)	727,753
Noninterest income	188,824	61,721	154,562	11,256	165,896	14,533	596,792
Noninterest expense	267,235	65,547	74,369	71,579	125,727	233,271	837,728

Total income before taxes	321,009	155,983	105,667	76,580	52,668	(225,090)	486,817
Provision for income taxes [3]	—	—	—	—	—	156,458	156,458

Net Income	$321,009	$155,983	$105,667	$76,580	$52,668	$(381,548)	$330,359

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

[2]	Provision for loan losses includes an allocation to the lines of business reflecting credit losses.

[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $12,637 and $10,902 for the three months ended June 30, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

	Six Months Ended June 30, 2004
(Dollars in thousands)(Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$28,901,076	$24,309,754	$19,840,255	$22,279,338	$2,537,685	$27,702,494	$125,570,602
Average total liabilities	54,077,544	11,946,710	7,979,639	1,536,212	1,758,723	38,254,532	115,553,360
Average total equity	—	—	—	—	—	10,017,242	10,017,242

Net interest income	888,387	328,042	130,956	242,545	28,807	105,340	1,724,077
Fully taxable-equivalent adjustment (FTE)	37	14,593	7,620	—	4	2,639	24,893

Net interest income (FTE)[1]	888,424	342,635	138,576	242,545	28,811	107,979	1,748,970
Provision for loan losses [2]	71,917	11,648	9,171	2,740	32	2,631	98,139

Net interest income after provision for loan losses	816,507	330,987	129,405	239,805	28,779	105,348	1,650,831
Noninterest income	401,558	160,472	286,559	44,078	377,853	(52,769)	1,217,751
Noninterest expense	574,693	165,206	158,137	153,939	294,805	471,417	1,818,197

Total income before taxes	643,372	326,253	257,827	129,944	111,827	(418,838)	1,050,385
Provision for income taxes [3]	—	—	—	—	—	327,071	327,071

Net Income	$643,372	$326,253	$257,827	$129,944	$111,827	$(745,909)	$723,314

	Six Months Ended June 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$25,998,391	$22,837,441	$21,878,360	$21,216,318	$2,143,841	$24,791,001	$118,865,352
Average total liabilities	52,594,709	10,240,651	7,648,728	1,674,510	1,492,337	36,388,887	110,039,822
Average total equity	—	—	—	—	—	8,825,530	8,825,530

Net interest income	851,886	306,759	125,660	269,666	24,574	43,438	1,621,983
Fully taxable-equivalent adjustment (FTE)	36	12,509	6,250	—	6	2,644	21,445

Net interest income (FTE) [1]	851,922	319,268	131,910	269,666	24,580	46,082	1,643,428
Provision for loan losses [2]	77,033	5,221	77,184	869	231	2,927	163,465

Net interest income after provision for loan losses	774,889	314,047	54,726	268,797	24,349	43,155	1,479,963
Noninterest income	373,127	124,201	278,479	11,274	323,168	34,202	1,144,451
Noninterest expense	532,276	127,136	145,820	138,745	247,723	464,257	1,655,957

Total income before taxes	615,740	311,112	187,385	141,326	99,794	(386,900)	968,457
Provision for income taxes [3]	—	—	—	—	—	310,250	310,250

Net Income	$615,740	$311,112	$187,385	$141,326	$99,794	$(697,150)	$658,207

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

[2]	Provision for loan losses includes an allocation to the lines of business reflecting credit losses.

[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $24,893 and $21,445 for the six months ended June 30, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 9 – Employee Benefits

In the first quarter of 2004, SunTrust contributed $30 million related to the 2003 plan year. SunTrust does not expect to make contributions for the 2004 plan year. The expected long-term rate of return on plan assets is 8.5% for 2004.

The components of the net periodic benefit cost for the three and six months ended June 30, 2004 were as follows. Expenses for 2003 are not shown because obtaining that information is not practical as this year is the first year interim reporting is required.

	Three months ended June 30, 2004
(In thousands)(Unaudited)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$10,046	$426	$716
Interest cost	16,324	1,279	2,702
Expected return on plan assets	(26,191)	—	(2,188)
Amortization of prior service cost	(97)	486	—
Recognized net actuarial loss	7,743	1,109	1,863
Amortization of initial transition obligation	—	—	583

Net periodic benefit cost	$7,825	$3,300	$3,676

	Six months ended June 30, 2004
	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$22,890	$852	$1,432
Interest cost	37,193	2,558	5,403
Expected return on plan assets	(59,675)	—	(4,376)
Amortization of prior service cost	(221)	972	—
Recognized net actuarial loss	17,642	2,218	3,726
Amortization of initial transition obligation	—	—	1,166

Net periodic benefit cost	$17,829	$6,600	$7,351

Note 10 – Variable Interest Entities and Off-Balance Sheet Arrangements

SunTrust assists in providing liquidity to select corporate customers by directing them to a multi-seller commercial paper conduit, Three Pillars Funding LLC (Three Pillars). Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate customers. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper. The result is a favorable funding arrangement for these SunTrust customers.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addressed the criteria for the consolidation of off-balance sheet entities similar to Three Pillars. Under the provisions of FIN 46, SunTrust consolidated Three Pillars as of July 1, 2003.

Notes to Consolidated Financial Statements (Unaudited) – continued

In December 2003, the FASB issued a revision to FIN 46 (FIN 46(R)) which replaced the Interpretation issued in January 2003. FIN 46(R) is effective for reporting periods ending after March 15, 2004. As of March 31, 2004, the Company adopted all the provisions of FIN 46(R), and the adoption did not have a material impact on the Company’s financial position or results of operations.

On March 1, 2004, Three Pillars was restructured through the issuance of a subordinated note to a third party. Under the terms of the subordinated note, the holder of the note will absorb the majority of Three Pillars’ expected losses. The subordinated note investor therefore is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. Due to the issuance of the subordinated note, the Company deconsolidated Three Pillars effective March 1, 2004. As of June 30, 2004, Three Pillars had assets and liabilities not included on the Consolidated Balance Sheet, of approximately $3.3 billion, consisting of primarily secured loans, marketable asset-backed securities and short-term commercial paper liabilities. As of December 31, 2003, Three Pillars had assets and liabilities of approximately $3.2 billion which were included in the Consolidated Balance Sheet.

Activities related to the Three Pillars relationship generated fee revenue for the Company of approximately $5.6 million and $5.7 million for the quarters ended June 30, 2004 and 2003 and $10.5 million and $10.6 million for the six months ended June 30, 2004 and 2003, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of June 30, 2004, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars totaled $5.2 billion and $482.0 million, respectively, which represent the Company’s maximum exposure to potential loss. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $777.0 million and $731.8 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheet at June 30, 2004 and December 31, 2003, respectively. The Company’s maximum exposure to loss for these partnerships at June 30, 2004 was $202.7 million, consisting of the limited partnership investments plus unfunded commitments.

SunTrust is the managing general partner of a number of non-registered investment limited partnerships which have been established to provide alternative investment strategies for its customers. In reviewing the partnerships for consolidations, SunTrust determined that these were voting interest entities and accordingly considered the consolidation guidance contained in SOP 78-9, “Accounting for Investments in Real Estate Ventures.” Under the terms of SunTrust’s non-registered investment limited partnerships, the limited partnerships have certain rights, such as those specifically indicated in SOP 78-9 (including the right to remove the general partner, or “kick-out rights”). As such, SunTrust, as the general partner, is precluded from consolidating the limited partnerships under the provisions of SOP 78-9.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 11 - Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (FIN 45), the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of June 30, 2004, which have characteristics as specified by FIN 45.

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

As of June 30, 2004 and December 31, 2003, the maximum potential amount of the Company’s obligation was $10.2 billion and $9.7 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $87.7 million in other liabilities for unearned fees, which approximates fair value, related to these letters of credit as of June 30, 2004. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of any collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. At June 30, 2004, the potential liability associated with these arrangements was approximately $143.1 million. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees at June 30, 2004. If required, these contingent payments would be payable within the next four years.

Other

In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those

Notes to Consolidated Financial Statements (Unaudited) – continued

arising from underwriting agreements, merger and acquisition agreements, loan sales, contractual commitments, and various other business transactions or arrangements. The extent of the Company’s obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company’s potential future liability under these arrangements is not determinable.

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (STBREH), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of June 30, 2004 and December 31, 2003, $431.5 and $412.5 million is accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years.

SunTrust Securities, Inc. (STS) and SunTrust Capital Markets, Inc. (STCM), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the quarter ended June 30, 2004, STS and STCM experienced minimal net losses as a result of the indemnity. The clearing agreements expire at the end of 2004 for STS and STCM.

SunTrust Bank has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding at June 30, 2004 and December 31, 2003 was $475.0 million and $195.0 million, respectively. As of June 30, 2004, the notional amounts expire as follows: $10.0 million in 2004, $35.0 million in 2005, $43.0 million in 2006, $55.0 million in 2007, $100.0 million in 2008, and $232.0 million in 2009. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, South Carolina, Virginia and the District of Columbia. On May 9, 2004, SunTrust announced a definitive agreement to acquire National Commerce Financial Corporation (NCF), a Memphis-based financial services organization. The proposed merger will enhance the Company’s current geographic position, as well as expand the Company’s footprint to include new areas within the Southeast, primarily Western Tennessee, North Carolina and South Carolina. Within its geographic footprint, the Company operates under six business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (CIB), Private Client Services (PCS), Mortgage, and Corporate/Other. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

SunTrust has 1,197 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,235 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the second quarter and first six months of 2004 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2003 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2004 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

SunTrust presents a return on average realized shareholders’ equity, as well as a return on average assets less net unrealized securities gains. These two ratios reflect primarily adjustments to remove the effects of the Company’s securities portfolio which includes the ownership by the Company of 48.3 million shares of The Coca-Cola Company. The Company uses this information internally to gauge its actual performance in the industry. SunTrust believes that the return on assets less the net unrealized securities gains is more indicative of the Company’s return on assets because it fully reflects the return on assets that are related to the Company’s core businesses, which are primarily customer relationship and customer transaction driven. The Company also believes that the return on average realized equity is more indicative of the Company’s return on equity because the excluded equity relates primarily to a long term holding of a specific security. See Table 1 for a reconcilement of these non-GAAP performance measures.

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

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of reviews and evaluations of larger loans that meet the definition of impairment, and the size and current risk characteristics of pools of homogenous loans within the portfolio.

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

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could affect the required level of the allowance for loan losses and the associated provision for loan losses. Should cash flow assumptions or market conditions change, an adjustment to the allowance for loan losses could be required. Such adjustments could materially affect net income. For additional discussion of the allowance for loan losses see page 42.

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

EARNINGS ANALYSIS

SunTrust reported earnings of $364.8 million and $723.3 million for the second quarter and first six months of 2004, an increase of $34.5 million, or 10.4%, and $65.1 million, or 9.9%, compared to the same periods of the prior year. Reported diluted earnings per share were $1.29 and $1.17 for the three months ended June 30, 2004 and 2003, respectively, and $2.55 and $2.34 for the six months ended June 30, 2004 and 2003, respectively.

Net interest income increased $74.7 million, or 9.2%, from the second quarter of 2003 to the second quarter of 2004 and increased $105.5 million, or 6.4%, from the first six months of 2003 to the first six months of 2004 as the Company benefited from higher earning asset levels and a steepening yield curve. Average earning assets increased $7.1 billion, or 6.6%, and $6.4 billion, or 6.1%, from the second quarter and first six months of 2003 to the second quarter and first six months of 2004. The margin was flat at 3.13% from the first six months of 2003 to the first six months of 2004. The margin increased eight basis points to 3.13% for the second quarter of 2004 compared to the same period of the prior year. The improvement in the margin was partially attributed to a wider spread on incremental asset production and a slowdown in prepayments, both of which were due to the steepening of the yield curve.

Provision for loan losses was $38.8 million in the second quarter of 2004, a decrease of $43.9 million, or 53.1%, from the second quarter of 2003. Provision for loan losses for the six months ended June 30, 2004 was $98.1 million, a decrease of $65.3 million, or 40.0%, from the same prior year period. The improvement was attributed to a general improvement in credit quality, specifically in the CIB line of business.

Total noninterest income was $622.7 million and $1,217.8 million for the second quarter and first six months of 2004, respectively, an increase of $25.9 million, or 4.3%, and $73.3 million, or 6.4%, from the second quarter and first six months of 2003, respectively. Positively impacting noninterest income were increases in trust and investment management income, other charges and fees, and service charges on deposits. Additionally, other noninterest income increased $15.3 million and $43.6 million in the second quarter and first six months of 2004 compared to the same prior year periods, respectively, primarily due to increases in combined mortgage production and servicing income and the consolidation of certain affordable housing partnerships. Net security gains/losses declined $40.3 million and $77.4 million compared to the second quarter and first six months of 2003, respectively. Included in the second quarter of 2004 was a $7.5 million loss due to the other than temporary write-down of an asset-backed security.

Total noninterest expense increased $90.7 million, or 10.8%, and $162.2 million, or 9.8%, in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003. Personnel expenses in the second quarter and first six months of 2004 increased $38.3 million and $71.4 million compared to the same periods of the prior year, primarily due to normal merit increases, a higher average headcount, primarily in the Mortgage and Retail lines of business, and increased incentive based payments related to higher business volumes in the PCS, CIB, Commercial and Retail lines of business. Contributing to the increase in other noninterest expense was the consolidation of certain affordable housing partnerships in the third quarter of 2003 and a $9.4 million expense for unfunded loan commitments recorded during the second quarter of 2004.

Selected Quarterly Financial Data	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data) (Unaudited)	2004	2003	2004	2003
Summary of Operations
Interest and dividend income	$1,188.0	$1,174.0	$2,361.9	$2,392.2
Interest expense	315.6	374.5	637.9	770.2

Net interest income	872.4	799.5	1,724.0	1,622.0
Provision for loan losses	38.8	82.7	98.1	163.5

Net interest income after
provision for loan losses	833.6	716.8	1,625.9	1,458.5
Noninterest income	622.7	596.8	1,217.8	1,144.5
Noninterest expense	928.4	837.7	1,818.2	1,656.0

Income before provision for
income taxes	527.9	475.9	1,025.5	947.0
Provision for income taxes	163.1	145.5	302.2	288.8

Net income	$364.8	$330.4	$723.3	$658.2

Total Revenue	$1,507.8	$1,407.2	$2,966.8	$2,787.9
Net interest income-FTE	885.1	810.4	1,749.0	1,643.4
Per Common Share
Diluted	$1.29	$1.17	$2.55	$2.34
Basic	1.31	1.19	2.59	2.37
Dividends declared	0.50	0.45	1.00	0.90
Book value	35.49	32.62
Market price:
High	71.10	61.98	76.65	61.98
Low	61.27	51.44	61.27	51.44
Close	64.99	59.34	64.99	59.34
Selected Average Balances
Total assets	$127,287.5	$119,448.0	$125,570.6	$118,865.4
Earning assets	113,657.1	106,606.4	112,347.7	105,931.5
Loans	80,936.4	74,311.5	80,420.7	73,684.1
Consumer and commercial deposits	73,166.1	69,097.1	71,763.5	68,286.4
Brokered and foreign deposits	10,153.9	10,707.2	10,077.3	10,544.4
Shareholders’ equity	10,194.2	8,864.1	10,017.2	8,825.5
Common shares - diluted (thousands)	283,116	280,287	283,320	280,806
Common shares - basic (thousands)	279,840	277,397	279,682	278,011
Financial Ratios (Annualized)
Return on average total assets	1.15%	1.11%	1.16%	1.12%

Return on average assets less realized and unrealized securities gains/losses	1.20	1.06	1.19	1.06
Return on average total shareholders’ equity	14.39	14.95	14.52	15.04
Return on average realized shareholders’ equity	17.77	16.77	17.61	16.71
Net interest margin	3.13	3.05	3.13	3.13

Selected Quarterly Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data) (Unaudited)	2004	2003	2004	2003
Reconcilement of Non-GAAP Measures
Net income	$364.8	$330.4	$723.3	$658.2
Securities losses/(gains), net of tax	5.9	(20.3)	2.7	(47.6)

Net income excluding securities gains and losses	$370.7	$310.1	$726.0	$610.6

Total average assets	$127,287.5	$119,448.0	$125,570.6	$118,865.4
Average net unrealized securities gains	(2,803.9)	(2,293.3)	(2,692.1)	(2,302.4)

Average assets less net unrealized securities gains	$124,483.6	$117,154.7	$122,878.5	$116,563.0

Total average equity	$10,194.2	$8,864.1	$10,017.2	$8,825.5
Average other comprehensive income	(1,804.8)	(1,450.4)	(1,725.3)	(1,456.9)

Total average realized equity	$8,389.4	$7,413.7	$8,291.9	$7,368.6

Return on average total assets	1.15%	1.11%	1.16%	1.12%
Impact of excluding net realized and unrealized securities gains/losses	0.05	(0.05)	0.03	(0.06)

Return on average assets less realized and unrealized securities gains/losses[1]	1.20%	1.06%	1.19%	1.06%

Return on average total shareholders’ equity	14.39%	14.95%	14.52%	15.04%
Impact of excluding net realized and unrealized securities gains/losses	3.38	1.82	3.09	1.67

Return on average realized shareholders’ equity[2]	17.77%	16.77%	17.61%	16.71%

Net interest income	$872.4	$799.5	$1,724.0	$1,622.0
FTE Adjustment	12.7	10.9	25.0	21.4

Net interest income - FTE	885.1	810.4	1,749.0	1,643.4
Noninterest income	622.7	596.8	1,217.8	1,144.5

Total Revenue	$1,507.8	$1,407.2	$2,966.8	$2,787.9

[1]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average assets less net unrealized gains on securities.

[2]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average realized shareholder’s equity.

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid

	Quarter Ended
	June 30, 2004			June 30, 2003
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$78,967.5	$871.5	4.44%	$72,708.3	$889.9	4.91%
Tax-exempt[2]	1,968.9	22.1	4.51	1,603.2	19.2	4.80

Total loans	80,936.4	893.6	4.44	74,311.5	909.1	4.91
Securities available for sale:
Taxable	22,781.2	213.7	3.75	20,276.8	152.1	3.00
Tax-exempt[2]	449.7	6.5	5.81	381.4	6.2	6.53

Total securities available for sale	23,230.9	220.2	3.79	20,658.2	158.3	3.07
Funds sold and securities purchased under agreements to resell	1,562.8	4.1	1.04	1,476.2	4.3	1.17
Loans held for sale	6,141.2	76.8	5.01	8,255.4	108.4	5.25
Interest-bearing deposits	17.9	—	0.76	10.7	0.1	1.27
Trading assets	1,767.9	6.0	1.36	1,894.4	4.7	0.99

Total earning assets	113,657.1	1,200.7	4.25	106,606.4	1,184.9	4.46
Allowance for loan losses	(953.7)			(952.0)
Cash and due from banks	3,732.5			3,300.5
Premises and equipment	1,617.4			1,582.1
Other assets	6,430.3			6,617.6
Unrealized gains on securities available for sale	2,803.9			2,293.4

Total assets	$127,287.5			$119,448.0

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$12,811.6	$13.4	0.42%	$11,576.8	$13.6	0.47%
Money Market accounts	22,367.4	42.9	0.77	22,284.1	57.0	1.03
Savings	6,990.9	12.7	0.73	6,253.3	12.7	0.82
Consumer time	6,988.0	34.5	1.98	8,039.4	51.7	2.58
Other time	3,416.6	19.7	2.32	3,395.4	23.1	2.73

Total interest-bearing consumer and commercial deposits	52,574.5	123.2	0.94	51,549.0	158.1	1.23
Brokered deposits	3,668.2	17.1	1.84	3,573.5	30.7	3.40
Foreign deposits	6,485.7	17.1	1.04	7,133.7	22.2	1.23

Total interest-bearing deposits	62,728.4	157.4	1.01	62,256.2	211.0	1.36
Funds purchased and securities sold under agreements to repurchase	10,163.3	19.9	0.78	11,694.4	29.8	1.01
Other short-term borrowings	1,004.6	3.6	1.44	603.2	1.8	1.17
Long-term debt	16,784.1	134.7	3.23	11,860.1	131.9	4.46

Total interest-bearing liabilities	90,680.4	315.6	1.40	86,413.9	374.5	1.74
Noninterest-bearing deposits	20,591.6			17,548.1
Other liabilities	5,821.3			6,621.9
Shareholders’ equity	10,194.2			8,864.1

Total liabilities and shareholders’ equity	$127,287.5			$119,448.0

Interest rate spread			2.85%			2.72%

Net Interest Income		$885.1			$810.4

Net Interest Margin[3]			3.13%			3.05%

[1]	Interest income includes loan fees of $29.9 and $30.1 million in the quarters ended June 30, 2004, and June 30, 2003, respectively, and $57.7 and $61.7 million for the six months ended June 30, 2004, and June 30, 2003, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]	Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $12.6 and $10.9 million in the quarters ended June 30, 2004, and June 30, 2003, respectively, and $24.9 and $21.4 million for the six months ended June 30, 2004, and June 30, 2003, respectively.

[3]	Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $41.1 and $10.6 million in the quarters ended June 30, 2004, and June 30, 2003, respectively, and $73.4 and $10.1 million for the six months ended June 30, 2004, and June 30, 2003, respectively.

Table 2

	Six Months Ended
	June 30, 2004			June 30, 2003
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$78,490.4	$1,741.3	4.46%	$72,159.1	$1,792.7	5.01%
Tax-exempt[2]	1,930.3	44.0	4.58	1,525.0	37.7	4.98

Total loans	80,420.7	1,785.2	4.46	73,684.1	1,830.4	5.01
Securities available for sale:
Taxable	22,621.9	426.6	3.77	20,414.8	333.4	3.27
Tax-exempt[2]	407.1	12.2	5.99	385.7	12.6	6.55

Total securities available for sale	23,029.0	438.8	3.81	20,800.5	346.0	3.33
Funds sold and securities purchased under agreements to resell	1,401.7	7.4	1.05	1,474.6	9.0	1.21
Loans held for sale	5,728.6	144.0	5.03	8,150.7	219.4	5.38
Interest-bearing deposits	16.6	0.1	0.80	11.2	0.1	1.21
Trading assets	1,751.1	11.3	1.30	1,810.4	8.7	0.97

Total earning assets	112,347.7	2,386.8	4.27	105,931.5	2,413.6	4.59
Allowance for loan losses	(953.7)			(947.0)
Cash and due from banks	3,551.8			3,387.5
Premises and equipment	1,614.7			1,592.7
Other assets	6,318.0			6,598.3
Unrealized gains on securities available for sale	2,692.1			2,302.4

Total assets	$125,570.6			$118,865.4

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$12,571.8	$25.1	0.40%	$11,452.4	$28.4	0.50%
Money Market accounts	22,252.1	85.2	0.77	22,071.4	117.4	1.07
Savings	6,662.6	22.9	0.69	6,236.0	26.7	0.86
Consumer time	7,128.4	72.1	2.03	8,236.2	112.7	2.76
Other time	3,404.5	39.6	2.34	3,418.7	39.1	2.31

Total interest-bearing consumer and commercial deposits	52,019.4	244.9	0.95	51,414.7	324.3	1.27
Brokered deposits	3,785.6	39.6	2.07	3,743.1	64.7	3.44
Foreign deposits	6,291.7	33.5	1.05	6,801.4	42.2	1.23

Total interest-bearing deposits	62,096.7	318.0	1.03	61,959.2	431.2	1.40
Funds purchased and securities sold under agreements to repurchase	10,169.4	39.7	0.77	12,166.9	62.3	1.02
Other short-term borrowings	1,871.5	14.6	1.57	674.8	3.9	1.16
Long term debt	16,098.5	265.5	3.32	11,821.7	272.8	4.65

Total interest-bearing liabilities	90,236.1	637.8	1.42	86,622.6	770.2	1.79
Noninterest-bearing deposits	19,744.2			16,871.7
Other liabilities	5,573.1			6,545.6
Shareholders’ equity	10,017.2			8,825.5

Total liabilities and shareholders’ equity	$125,570.6			$118,865.4

Interest rate spread			2.85%			2.80%

Net Interest Income		$1,749.0			$1,643.4

Net Interest Margin[1]			3.13%			3.13%

[1]	Interest income includes loan fees of $29.9 and $30.1 million in the quarters ended June 30, 2004, and June 30, 2003, respectively, and $57.7 and $61.7 million for the six months ended June 30, 2004, and June 30, 2003, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]	Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $12.6 and $10.9 million in the quarters ended June 30, 2004, and June 30, 2003, respectively, and $24.9 and $21.4 million for the six months ended June 30, 2004, and June 30, 2003, respectively.

[3]	Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $41.1 and $10.6 million in the quarters ended June 30, 2004, and June 30, 2003, respectively, and $73.4 and $10.1 million for the six months ended June 30, 2004, and June 30, 2003, respectively.

Business Segments. Beginning in January 2001, the Company implemented significant changes to its internal management reporting system to measure and manage certain business activities by line of business. For more financial details on business segment disclosures, please see Note 8 -Business Segment Reporting in the Notes to the Financial Statements. The lines of business are defined as follows:

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

Mortgage

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree) and its captive reinsurance subsidiary (Cherokee).

Private Client Services

Private Client Services (PCS) provides a full array of wealth management products and professional services to both individual and institutional clients. PCS’ primary segments include brokerage, individual wealth management, insurance product sales, and institutional investment management and administration. SunTrust Securities, Inc. operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. Alexander Key offers full service brokerage services to affluent and wealthy clients who generally do not have a pre-existing relationship with the Company. Alexander Key is currently located in Atlanta, Nashville, Washington D.C., Jacksonville, Orlando, and Richmond with plans to expand into additional high opportunity markets. PCS also offers professional investment management and trust services to clients seeking active management of their financial resources. The ultra high net worth segment of these clients is serviced by Asset Management Advisors (AMA). AMA provides “family office” services to high net worth clients. Acting in this capacity, AMA investment professionals utilize sophisticated financial products and wealth management tools to provide a holistic approach to multi-generational wealth management. AMA is currently located in Atlanta, Orlando, West Palm Beach, Washington D.C., Charlotte, N.C., and Greenwich, Connecticut. Institutional investment management and administration is comprised of Trusco Capital Management, Inc. (Trusco), Retirement Services, Endowment & Foundation Services, Corporate Trust, and Stock Transfer. Retirement Services provides administration and custody services for 401(k) and employee defined benefit plans. Endowment & Foundation Services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate Trust targets issuers of tax-exempt and corporate debt and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services. Trusco is a registered investment advisor that acts as the investment manager for PCS’ clients and the STI Classic Funds.

Corporate/Other

Corporate/Other (Other) includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises and certain support activities not currently allocated to the aforementioned lines of business. The major components of the Other line of business include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the company’s facilities; Marketing, which handles advertising, product management and customer information functions; SunTrust Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the internet banking function; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury. Other functions included in the Other line of business are credit risk management, credit review, audit, internal control, legal and compliance, branch operations, corporate strategies development and the executive management group. The Other line of business also contains certain expenses that have not been allocated to the primary lines of business, eliminations, income taxes, and the residual offsets derived from matched-maturity funds transfer pricing and provision for loan losses.

The following table for SunTrust’s reportable business segments compares total income before taxes for the three and six months ended June 30, 2004 to the same period last year:

Total Income Before Taxes		Table 3

	Three Months Ended
(Dollars in thousands) (Unaudited)	June 30, 2004	June 30, 2003
Retail	$327,807	$321,009
Commercial	162,049	155,983
Corporate and Investment Banking	141,257	105,667
Mortgage	66,693	76,580
Private Client Services	56,209	52,668
Corporate/Other	(213,484)	(225,090)

	Six Months Ended
	June 30, 2004	June 30, 2003
Retail	$643,372	$615,740
Commercial	326,253	311,112
Corporate and Investment Banking	257,827	187,385
Mortgage	129,944	141,326
Private Client Services	111,827	99,794
Corporate/Other	(418,838)	(386,900)

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and six months ended June 30, 2004 to the same period last year:

				Table 4

	Three Months Ended
(Dollars in thousands) (Unaudited)	June 30, 2004		June 30, 2003
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$26,121,475	$54,536,433	$23,161,403	$52,791,997
Commercial	22,457,943	11,803,343	21,354,020	10,180,936
Corporate and Investment Banking	13,076,932	3,477,631	15,056,879	2,915,413
Mortgage	16,781,039	1,595,121	12,589,452	1,729,327
Private Client Services	2,306,380	1,783,985	1,976,602	1,502,698

	Six Months Ended
	June 30, 2004		June 30, 2003
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$25,696,176	$53,959,038	$22,973,261	$52,440,948
Commercial	22,172,400	11,610,204	20,950,714	10,095,054
Corporate and Investment Banking	13,942,416	3,233,747	15,395,967	2,862,776
Mortgage	16,215,552	1,380,815	12,339,495	1,505,225
Private Client Services	2,234,423	1,684,967	1,870,468	1,458,787

The following analysis details the operating results for each line of business for the three and six months ended June 30, 2004 and 2003:

Retail

Retail’s total income before taxes for the six months ended June 30, 2004 was $643.4 million, an increase of $27.6 million, or 4.5%, compared to the six months ended June 30, 2003. Total income before taxes for the quarter ended June 30, 2004 was up $6.8 million, or 2.1%, compared to the same period in 2003. The increase in total income was attributable to improvements in net interest income, lower provision for loan losses, and higher noninterest income. Net interest income grew $36.5 million, or 4.3%, for the six months ended June 30, 2004 and $11.9 million, or 2.7%, for the second quarter of 2004 compared to the same periods in 2003. The growth in both periods was primarily the result of increased loan volumes.

Noninterest income increased $28.4 million, or 7.6%, for the six-month period ended June 30, 2004 compared to the same period in 2003, and $19.0 million, or 10.0%, for the second quarter 2004 compared to the second quarter 2003. The growth in both periods was primarily due to higher deposit service charges. Noninterest expense rose $42.4 million, or 8.0%, and $24.6 million, or 9.2%, for the six months and three months ended June 30, 2004 compared to the same periods in 2003, respectively, due to investments in the Retail distribution network and improved technologies.

For the six months ended June 30, 2004, average loan balances totaled $25.7 billion, a $2.7 billion, or 11.9%, increase over the same time period in 2003. Average loan balances in the second quarter of 2004 were $3.0 billion higher than the second quarter of 2003, a 12.8% increase. Growth in consumer equity lines and indirect installment lending drove the overall loan portfolio rise.

For the six months ended June 30, 2004, average deposit balances totaled $54.0 billion, a $1.5 billion, or 2.9%, increase over the same time period in 2003. Average deposit balances in the second quarter of 2004 were $1.7 billion higher than the second quarter of 2003, a 3.3% increase. Demand deposits, NOW accounts and money market accounts were the primary drivers of the deposit growth. The Lighthouse acquisition, which occurred in June 2003, did not have a significant impact on the balance sheet growth.

Commercial

The Commercial line of business grew its total income before taxes $6.1 million, or 3.9%, for the three months ended June 30, 2004 and $15.1 million, or 4.9%, for the six month period ended June 30, 2004 compared to the same periods in 2003. The growth in both periods was driven by an increase in net interest income and the consolidation of certain affordable housing partnerships beginning in the third quarter of 2003.

Net interest income increased by $9.5 million, or 5.9%, for the three months ended June 30, 2004 and $23.4 million, or 7.3%, for the six-month period ended June 30, 2004 compared to the same periods in 2003. The growth was driven by a $1.2 billion, or 5.8%, rise in average loan balances and a $1.5 billion, or 15.0%, increase in average deposit balances in the six-month period ended June 30, 2004 compared to the same time period in 2003. The rise in average deposit balances was driven by increased customer liquidity.

Total noninterest income grew $15.5 million, or 25.0%, during the second quarter 2004 and $36.3 million, or 29.2%, during the first half of 2004 compared to the same periods in 2003. The consolidation of certain affordable housing partnerships comprised $17.9 million and $37.3 million of the growth for the respective three-month and six-month periods. The rise in noninterest income for both periods was offset by a drop in service charges on deposit accounts. Clients have chosen to increase their compensating deposit balances as a substitute for paying service charges to cover the costs of the services they receive.

Total noninterest expense grew $17.3 million, or 26.4%, during the second quarter of 2004 and $38.1 million, or 29.9%, during the first half of 2004 compared to the same periods in 2003. The consolidation of certain affordable housing partnerships comprised $13.2 million and $26.7 million of the growth for the respective three-month and six-month periods, with the remainder of the increase for both periods primarily related to technology investments.

Corporate and Investment Banking

CIB’s total income before taxes for the six months ended June 30, 2004 was $257.8 million, an increase of $70.4 million, or 37.6%, compared to the six months ended June 30, 2003. The increase was primarily attributable to a $68.0 million decrease in provision for loan losses. The remaining $2.4 million increase in total income before taxes was due to an improvement of $8.1 million, or 2.9%, in noninterest income, an increase of $6.7 million, or 5.1%, in net interest income, offset by a $12.3 million, or 8.4%, increase in noninterest expense. A significant driver of the increase in noninterest income was equity capital markets investment income and institutional trading revenue activity.

For the six months ended June 30, 2004, average loan balances decreased $1.5 billion compared to the same period in 2003. Included in average loans for the first six months of 2004 was $836.0 million related to Three Pillars. Three Pillars was consolidated effective July 1, 2003 and was restructured and deconsolidated effective March 1, 2004 (for further details on the restructuring see Note 10). The decline in average loans was due primarily to soft corporate loan demand and a reduction in the usage of revolving lines of credit.

CIB’s total income before taxes for the quarter ended June 30, 2004 was $141.3 million, an increase of $35.6 million, or 33.7%, compared to the quarter ended June 30, 2003. The increase was primarily attributable to a $44.2 million decrease in provision for loan losses. Net interest income for the quarter ended June 30, 2004 was $70.4 million, up $0.9 million, or 1.2%, compared to the quarter ended June 30, 2003. Noninterest income was $153.7 million, a decrease of $0.8 million when compared to the same period last year.

Noninterest expense for the quarter ended June 30, 2004 increased $8.7 million, or 11.6%, compared to the quarter ended June 30, 2003.

For the quarter ended June 30, 2004, average loan balances decreased $2.0 billion, or 13.1%, compared to the same period in 2003. The decline was due primarily to continued soft demand in new corporate borrowings, primarily resulting from a reduction in the usage of revolving lines of credit.

Mortgage

Total income before taxes for the six months ended June 30, 2004 was $129.9 million, 8.1% below the six months ended June 30, 2003. Second quarter 2004 income of $66.7 million was 12.9% less than the same period of the prior year. Net interest income declined 10.1% and 8.5% for the six-month and three-month period comparisons, respectively. These declines were driven by reduced income from lower mortgage loans held for sale balances, which dropped $2.4 billion, or 33.4%, for the six-month comparison and $2.2 billion, or 29.4%, in the second quarter of 2004 compared with the second quarter of 2003. Loan production for the six months ended June 30, 2004 was $15.3 billion, down 35.3% from same period prior year’s production, and loan production for the second quarter of 2004 was down 34.1% compared to the second quarter of 2003. Partially offsetting the decline in income on mortgage loans held for sale was higher income from residential mortgage balances retained, which increased $3.7 billion, or 31.9%, on a year-to-date basis and $4.0 billion, or 33.6%, compared with the second quarter of 2003.

Total noninterest income for the six months ended June 30, 2004 was up $32.8 million over the same period prior year and $12.6 million in the second quarter of 2004 compared to the second quarter of 2003.

Production and loan sales income of $32.3 million and $22.0 million for 2004 six months and second quarter was down $89.4 million and $60.3 million, respectively, from the comparable prior year periods. Declines were driven by lower volumes and tighter margins as a result of rising interest rates. Servicing income was up $119.1 million for the six months ended June 30, 2004 and $72.6 million in second quarter 2004 compared with the same periods in 2003. In both periods, reduced income from lower loan production and loan sales was more than offset by higher servicing income. The higher servicing income resulted principally from lower mortgage servicing rights amortization expense due to slowing prepayment speeds. Additionally, servicing income benefited from higher servicing balances.

Noninterest expense for the six months ended June 30, 2004 increased $15.2 million, or 11.0%, over the same period of the prior year and $11.0 million, or 15.4%, in the second quarter of 2004 compared with the comparable period last year. Expenses increased in both periods principally due to personnel expenses related to the Sun America and Lighthouse acquisitions that occurred mid-year 2003.

Private Client Services

PCS’ total income before taxes increased $3.5 million, or 6.7%, for the quarter ended June 30, 2004 and $12.0 million, or 12.1%, for the six-month period ended June 30, 2004 compared to the same periods in 2003.

Noninterest income increased $26.7 million, or 16.1%, for the quarter ended June 30, 2004 and $54.7 million, or 16.9%, for the six-month period ended June 30, 2004 compared to the same periods in 2003. Trust and investment management income increased $16.2 million, or 13.0%, for the quarter ended June 30, 2004 and $31.6 million, or 12.9%, for the six-month period ended June 30, 2004 compared to the same periods in 2003. The growth in trust and investment management income was due to an increase in assets under management as well as an increase in estate settlement and distribution fees. At June 30, 2004 and 2003, assets under management were approximately $116 billion and $96 billion, respectively. Assets under management increased 20.8% due to the acquisition of Seix Investment Advisors, which added approximately $17 billion in managed assets, new business acquisitions and the appreciation in equity markets which were partially offset by a decline in the bond market. Lost business was virtually flat compared to 2003. Average assets under management increased approximately 12% for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $199 billion, which included $22 billion in non-managed corporate trust assets, $37 billion in non-managed trust assets, and $24 billion in retail brokerage assets.

Retail investment income increased $7.9 million, or 19.2%, for the quarter ended June 30, 2004 and $16.0 million, or 20.7%, for the six month period ended June 30, 2004 compared to the same periods in 2003. The increase in retail investment income was primarily due to growth in broker production, the number of brokers, and increased revenue generated from Alexander Key. Retail investment sales, including annuity products, which are typically commission only, increased 28.4% and 30.9% for the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003.

Net interest income increased $1.3 million, or 10.5%, for the quarter ended June 30, 2004 and $4.2 million, or 17.2%, for the six months ended June 30, 2004 compared to the same periods in 2003. The growth in both periods was primarily attributable to the 19.5% increase in average loans year-to-date and 15.5% increase in average deposits year-to-date.

Noninterest expense increased $24.8 million, or 19.7%, for the quarter ended June 30, 2004 and $47.1 million, or 19.0%, for the six-month period ended June 30, 2004 compared to the same periods in 2003. The increase was primarily due to the acquisition of Seix Investment Advisors, increased commissions and incentives from new business activity, additional personnel, and additional expense related to the conversion to a new trust accounting system.

Corporate/Other

The Corporate/Other line of business’ second quarter total income before taxes improved from a loss of $225.1 million in 2003 to a loss of $213.5 million in 2004. For the six months ended June 30, 2004 compared to the same period in 2003, total income before taxes decreased $31.9 million, or 8.3%.

Net interest income increased by $62.8 million for the quarter and $61.9 million for the six-month period ended June 30, 2004 compared to the same periods in 2003. The primary cause for the growth in both periods was an increase in the interest income on the investment portfolio due to higher yields on a larger portfolio.

Noninterest income decreased from $14.5 million in the second quarter of 2003 to negative $32.4 million in the same quarter of 2004. For the six months ended June 30, 2004, noninterest income decreased $87.0 million to a negative $52.8 million compared to $34.2 million in the six months ended June 30, 2003. The primary reasons for the declines in both periods were security gains in 2003, security losses in 2004 and higher 2004 credits to the Commercial line of business for tax benefits generated by Community Development Corporation investments.

Noninterest expense in the second quarter of 2004 increased $4.4 million, or 1.9%, from the same quarter a year ago. For the first six months of 2004 compared to the same period a year ago, noninterest expense increased $7.2 million, or 1.5%. The primary reason for the growth in both periods was increased occupancy and software expense.

Average total assets increased $3.5 billion, or 14.1%, in the second quarter of 2004 compared to the same quarter in 2003 and $2.9 billion, or 11.7%, for the six-month period. The growth was primarily a result of an increase in the investment portfolio. Average total liabilities increased by $2.8 billion, or 7.7%, for the quarter and $1.9 billion, or 5.1%, for the six-month period. This rise was a result of increases in long-term debt as SunTrust took advantage of historically low interest rates to extend maturities.

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

The following table reflects the estimated sensitivity of net interest income to changes in interest rates. The sensitivity is measured as a percentage change in net interest income due to gradual changes in interest rates (25 basis points per quarter) compared to forecasted net interest income under stable rates for the next twelve months. Rates were ramped down only 75 basis points to measure the March 31, 2004 sensitivity due to the absolute low level of rates. The Fed Funds rate declined to 1.00% in late June 2003 and for net interest income simulation purposes taking the Fed Funds rate to 0.00% would be a low probability. Since the Fed increased the Fed Funds rate to 1.25% in June 2004, the sensitivity measure for a decrease in rates has been increased to 100 basis points. Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

	Estimated % Change in Net Interest Income Over 12 Months
Rate Change (Basis Points)	June 30, 2004	March 31, 2004
+ 100	0.3%	0.2%
-100 (-75 for March 31, 2004)	-0.7%	-0.6%

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

SunTrust also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as “EVE.” The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time (ramp), EVE uses instantaneous changes in rates (shock). EVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of June 30, 2004, an instantaneous 100 basis point increase in rates is estimated to decrease EVE 5.1% versus EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to increase EVE 3.1% versus EVE in a stable rate environment. These changes are within the established policy limits.

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

Trading Activities

Most of the Company’s trading activities are designed to support secondary trading with customers. Product offerings to customers include debt securities, including loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts, and similar financial instruments. Other trading activities include participating in underwritings, and acting as a market maker in certain equity securities. Typically, the Company maintains a securities inventory to facilitate customer transactions. However, in certain businesses, such as derivatives, it is more common to execute customer transactions with simultaneous risk-managing transactions with dealers. Also in the normal course of business, the Company assumes a degree of market risk in arbitrage, delta hedging, and other strategies, subject to specified limits.

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

The estimated combined period-end Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each Desk) was $4.0 million as of June 30, 2004 and $1.3 million as of December 31, 2003. Trading assets net of trading liabilities were $735.2 million as of June 30, 2004 and $804.6 million as of December 31, 2003.

Other Market Risk

Other sources of market risk include the risk associated with holding residential mortgage loans prior to selling them into the secondary mortgage market, commitments to customers to make mortgage loans that will be sold to the secondary mortgage market, and the Company’s investment in Mortgage Servicing Rights (MSRs). The Company manages the risks associated with the residential mortgage loans classified as held for sale (the warehouse) and its interest rate lock commitments (IRLCs) on residential loans intended for sale. The warehouse and IRLCs consist primarily of fixed and adjustable-rate single family residential real estate loans. The risk associated with the warehouse and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary mortgage market, which is typically 90-150 days. The Company manages interest rate risk predominately with forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouse and the IRLCs. Interest rate risk on the warehouse is managed via forward sale agreements in a designated fair value hedging relationship, under SFAS No. 133. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149 and are not designated as SFAS No. 133 hedge accounting relationships.

The value of the MSRs asset is dependent upon the assumed prepayment speed of the mortgage servicing portfolio. MSRs are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does employ a balanced business strategy using the natural counter-cyclicality of servicing and production to mitigate impairment risk.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.4 billion at June 30, 2004. A 10% decrease in share price of The Coca-Cola Company common stock at June 30, 2004 would result in a decrease, net of deferred taxes, of approximately $158 million in accumulated other comprehensive income.

Net Interest Income/Margin. Net interest income for the first six months of 2004 was $1,749.0 million, an increase of $105.5 million, or 6.4%, from the first six months of 2003. For the second quarter of 2004, net interest income increased $74.7 million, or 9.2%, from the prior year, to $885.1 million. Net interest income benefited from higher earning asset levels and the impact of the steepening yield curve which had the effect of improving yields on assets added during the second quarter.

The net interest margin was unchanged at 3.13% for the first six months of 2004, as compared to the first six months of 2003, and increased eight basis points from 3.05% in the second quarter of 2003 to 3.13% in the second quarter of 2004. The Company consolidated Three Pillars, a multi-seller commercial paper conduit to comply with FIN 46 in July 2003, and deconsolidated Three Pillars on March 1, 2004. Three Pillars adversely impacted the net interest margin two basis points for the first six months of 2004. In addition to the consolidation of Three Pillars, SunTrust consolidated its affordable housing partnerships in the third quarter of 2003, which had a negative one basis point impact on net interest margin for the first six months of

2004. The earning asset yield for the first six months and second quarter of 2004 declined 32 basis points and 21 basis points, respectively, from the first six months and second quarter of 2003. For the first six months and second quarter of 2004, loan yields decreased 55 basis points and 47 basis points and securities available for sale yields increased 48 basis points and 72 basis points, respectively, from the comparable prior year periods. In the first six months and second quarter of 2004, the total interest-bearing liability costs declined 37 basis points and 34 basis points, respectively, from the first six months and second quarter of 2003. The larger decrease in liability cost versus the decrease in earning asset yield caused the overall net interest margin to increase on a quarterly and year-to-date basis.

The increase in the margin was due to a number of factors. Rates have trended higher and the yield curve has steepened since the Fed reduced the Fed Funds rate in June 2003 to 1.00%. Net interest margin benefited from the steeper yield curve. As the Company added fixed rate assets at higher rates, short-term rates were relatively unchanged, so that liability costs did not increase; effectively, the steeper curve widened the spread on incremental asset production over this period. Another significant contributor to the margin that resulted from the steeper yield curve was the slowdown in prepayments in mortgage-related products. The higher rate environment slowed the loss of higher yielding mortgage-related assets and increased the yields on mortgage-related assets added to the loan and securities portfolios. The slowdown in prepayments also lowered the premium amortization in the investment portfolio, increasing the net interest margin and investment portfolio yield compared to the first six months of 2003 and the second quarter of 2003. STI prime rate averaged 4.00% for the second quarter of 2004, a decline of 24 basis points from the second quarter of 2003. The Federal Reserve Bank Fed Funds rate averaged 1.00% for the second quarter of 2004, 23 basis points below the second quarter 2003 average. Average earning assets were up 6.1% and 6.6% and average interest-bearing liabilities increased 4.2% and 4.9% for the first six months and second quarter of 2004, respectively, versus the first six months and second quarter of 2003. Average loans rose $6.7 billion and $6.6 billion, securities available for sale increased $2.2 billion and $2.6 billion, and loans held for sale decreased $2.4 billion and $2.1 billion in the first six months and second quarter of 2004, respectively. Loans held for sale decreased due to slower mortgage refinancing activity.

The Company continues to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Campaigns to attract customer deposits were implemented in 2003 and 2004. The Company believes that deposit growth has also benefited from the volatility in the financial markets. Average NOW accounts increased 9.8% and 10.7% and demand deposits grew 17.0% and 17.3% in the first six months and second quarter of 2004, respectively, over the first six months and second quarter of 2003.

Interest income that the Company was unable to recognize on nonperforming loans had no impact on the margin as average nonaccrual loans declined $210.1 million, or 40.8%. There was a negative impact of three basis points for the six months ended June 30, 2003. Table 2 contains more detailed information concerning average balances, yields earned and rates paid.

Noninterest Income. Noninterest income increased $25.9 million, or 4.3%, from the second quarter of 2003 to the second quarter of 2004 and $73.3 million, or 6.4%, from the first six months of 2003 to the first six months of 2004 due to strong growth in customer-driven fee income. Positively impacting noninterest income were increases in trust and investment management income, other charges and fees and service charges on deposits. Net securities gains/losses declined $40.3 million, or 129.0%, and $77.4 million, or 105.6%, compared to the second quarter and first six months of 2003, respectively. Included in the second quarter of 2004 was a $7.5 million loss due to the other than temporary write-down of an asset-backed security.

Other charges and fees increased $12.2 million, or 14.8%, compared to the second quarter of 2003 and $26.7 million, or 16.6%, on a year-to-date basis. The increase was primarily due to increases in insurance revenues and letter of credit fees. The increase in insurance revenues was due to increased sales volume and the acquisition of an insurance subsidiary of Lighthouse in June 2003. The increase in letter of credit fees was primarily due to increased volume.

Service charges on deposit accounts increased $10.8 million, or 6.8%, and $16.1 million, or 5.1%, compared to the second quarter and first six months of 2003, respectively. The increase on both a quarterly and a year to date basis was due to an increase in NSF/stop payment service charges. The increase was driven by increased volumes, increase in pricing and other revenue enhancement initiatives.

Trust and investment management income increased $16.2 million, or 13.0%, compared to the second quarter of 2003 and $31.6 million, or 12.9%, compared to the first six months of 2003. The growth in trust and investment management income was due to an increase in assets under management as well as an increase in estate settlement and distribution fees. At June 30, 2004 and 2003, assets under management were approximately $116 billion and $96 billion, respectively. Assets under management increased 10.4% due to the acquisition of Seix Investment Advisors, which added approximately $17 billion in managed assets, new business acquisitions, and the appreciation in equity markets which were partially offset by a decline in the bond markets. Lost business was virtually flat compared to 2003. Average assets under management increased 12% for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $199 billion, which included $22 billion in non-managed corporate trust assets, $37 billion in non-managed trust assets, and $24 billion in retail brokerage assets.

Retail investment income increased $7.8 million, or 18.7%, and $16.1 million, or 20.3%, compared to the second quarter and first six months of 2003. The increase in retail investment income was primarily due to growth in broker production, the number of brokers, and increased revenue generated from Alexander Key. Retail investment sales, including annuity products, which are typically commission only, increased 28.4% and 30.9% for the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003.

Other noninterest income increased $15.3 million, or 38.4%, and $43.6 million, or 75.6%, compared to the second quarter and first six months of 2003. Combined mortgage production and servicing income increased $10.9 million and $26.6 million compared to the second quarter and first six months of 2003. Mortgage servicing related income increased $71.8 million and $117.7 million compared to the second quarter and first six months of 2003 primarily due to a decline in amortization of mortgage servicing rights related to a decrease in mortgage prepayments. Mortgage production income decreased $60.8 million and $91.1 million compared to the second quarter and first six months of 2003. The decrease was due to a $4.6 billion and $8.3 billion decrease in production volume compared to the second quarter and first six months of 2003 as a result of reduced refinancing activities. Certain affordable housing partnerships, which were consolidated beginning in the third quarter of 2003, resulted in $10.1 million and $21.4 million of noninterest income in the second quarter and first six months of 2004.

Noninterest Income	Table 5

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions) (Unaudited)	2004	2003		2004	2003
Service charges on deposit accounts	$168.7	$158.0	6.8	$331.9	$315.8	5.1
Trust and investment management income	140.4	124.2	13.0	276.6	245.0	12.9
Retail investment services	49.8	42.0	18.7	95.6	79.5	20.3
Other charges and fees	94.8	82.6	14.8	187.5	160.8	16.6
Investment banking income	54.3	57.2	(5.0)	99.2	91.0	9.0
Trading account profits and commissions	31.0	29.6	4.9	60.4	60.4	0.1
Card fees	37.7	32.4	16.5	69.4	61.0	13.7
Securities (losses)/gains	(9.0)	31.2	(129.0)	(4.1)	73.3	(105.6)
Other income	55.0	39.6	38.4	101.3	57.7	75.6

Total noninterest income	$622.7	$596.8	4.3	$1,217.8	$1,144.5	6.4

Noninterest Expense. Noninterest expense increased $90.7 million, or 10.8%, and $162.2 million, or 9.8%, in the second quarter and first six months of 2004 compared to the same periods of the prior year. Personnel expense increased $38.3 million, or 7.9%, from the second quarter of 2003 to the second quarter of 2004 and $71.4 million, or 7.5%, from the first six months of 2003 to the first six months of 2004. The increase in personnel expense was primarily attributed to increased salaries and incentives. The increase in salaries was primarily attributed to normal merit increases and a higher average headcount, primarily in the Mortgage and Retail lines of business. Headcount increased from 27,336 at June 30, 2003, to 28,083 at June 30, 2004. The increase in incentives was primarily due to an increase in commission and performance based incentive plans. This increase in incentives was due to stronger business volumes in the PCS, CIB, Commercial and Retail lines of business.

Personnel expense was positively impacted by a decline in pension expense of $7.9 million, or 50.3%, and $13.9, or 43.8%, in the second quarter and first six months of 2004 compared to the same periods of the prior year. The decline in pension expense was primarily attributed to a higher than estimated return on plan assets.

Noninterest expense was further impacted by a $9.6 million, or 15.7%, and an $18.2 million, or 15.4%, increase in outside processing and software expenses compared to the second quarter and six months ended June 30, 2003. The increase was primarily attributed to costs associated with the implementation of imaging capabilities and to higher processing expenses due to increased business volumes. Marketing and customer development expenses increased $6.1 million, or 23.7%, and $11.4 million, or 22.6%, in the second quarter and first six months of 2004 compared to the same periods in the prior year. The increase in advertising costs was partially attributed to the “Banking that doesn’t interrupt your life” campaign. This campaign is designed to promote the convenience of banking with SunTrust. Consulting and legal fees increased $4.6 million, or 31.4%, and $7.6 million, or 27.9%, in the second quarter and first six months of 2004 compared to the same periods in the prior year. The increase was attributable to higher consulting fees primarily related to revenue enhancement and cost control initiatives.

Additionally, the consolidation of certain affordable housing partnerships increased noninterest expense $15.4 million and $30.5 million in the second quarter and six months ended June 30, 2004, respectively. Most of these expenses were recorded in other expense. Also impacting other noninterest expense, was a $9.4 million addition to the reserve for unfunded loan commitments recorded during the second quarter of 2004. The efficiency ratio increased to 61.6% and 61.3% for the second quarter first six months of 2004 compared to 59.5% and 59.4% for the same periods of the prior year.

Noninterest Expense	Table 6

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions) (Unaudited)	2004	2003		2004	2003
Employee compensation	$434.9	$386.4	12.5	$835.2	$761.4	9.7
Employee benefits	86.0	96.2	(10.5)	192.5	194.9	(1.2)

Total personnel expense	520.9	482.6	7.9	1,027.7	956.3	7.5
Net occupancy expense	61.6	58.6	5.2	123.5	116.3	6.2
Outside processing and software	70.6	61.0	15.7	136.2	118.1	15.4
Equipment expense	45.7	44.5	2.7	90.8	88.0	3.2
Marketing and customer development	31.7	25.6	23.7	61.9	50.5	22.6
Consulting and legal	19.1	14.6	31.4	34.9	27.3	27.9
Credit and collection services	17.1	19.2	(10.9)	30.1	35.3	(14.8)
Communications	16.2	15.4	5.5	32.0	30.3	5.7
Postage and delivery	16.1	17.1	(5.8)	33.3	34.6	(3.7)
Other staff expense	16.1	15.8	1.9	29.7	26.4	12.3
Amortization of intangible assets	14.6	15.2	(4.1)	30.2	31.9	(5.3)
Operating supplies	11.0	8.5	29.5	21.9	18.1	20.9
FDIC premiums	4.7	4.8	(2.6)	8.9	8.9	0.4
Other real estate income	(0.4)	(0.8)	(42.4)	(0.7)	(0.7)	0.4
Other expense	83.4	55.6	50.0	157.8	114.7	37.6

Total noninterest expense	$928.4	$837.7	10.8	$1,818.2	$1,656.0	9.8

Efficiency ratio	61.6%	59.5%		61.3%	59.4%

Provision for Loan Losses and Allowance for Loan Losses. Provision for loan losses totaled $38.8 million in the second quarter of 2004, a decrease of $43.9 million, or 53.1%, from the second quarter of 2003. Provision for loan losses totaled $98.1 million in the first six months of 2004, a decrease of $65.3 million, or 40.0%, compared to the same period of the prior year. Net charge-offs for the second quarter of 2004 were $37.6 million, a decline of $44.6 million, or 54.3%, from the same period of the prior year. Net charge-offs for the six months ended June 30, 2004 were $96.3 million, a decline of $65.7 million, or 40.5%, from the six months ended June 30, 2003. The decline for the second quarter and first six months of 2004 was primarily due to reductions of $45.4 million and $65.2 million, respectively, in commercial net charge-offs.

The SunTrust Allowance for Loan Losses Review Committee affirms the allowance methodology and reviews the analysis of the current condition of the credit portfolios in order to estimate their inherent loss and determine the appropriate level of allowance for the point in time being reviewed. The allowance analysis is based on accounting and regulatory guidance regarding homogenous pools of loans and larger loans to be individually reviewed for impairment.

At June 30, 2004, SunTrust’s allowance for loan losses totaled $943.7 million, or 1.14% of total loans, compared to $941.9 million, or 1.17% of total loans at December 31, 2003. The allowance as a percentage of total nonperforming loans increased from 268.1% at December 31, 2003 to 313.4% at June 30, 2004.

Summary of Loan Loss Experience				Table 7

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2004	2003	2004	2003
Allowance for Loan Losses
Balances - beginning of period	$942.5	$931.1	$941.9	$930.1
Allowance from acquisitions and other activity - net	—	9.3	—	9.3
Provision for loan losses	38.8	82.7	98.1	163.5
Charge-offs
Commercial	(20.0)	(60.4)	(53.5)	(111.1)
Real estate
Construction	(0.1)	(0.6)	(0.8)	(0.7)
Residential mortgages	(8.6)	(4.4)	(19.3)	(8.3)
Other	(1.8)	(1.1)	(3.3)	(1.3)
Consumer loans	(36.7)	(33.8)	(75.1)	(78.7)

Total charge-offs	(67.2)	(100.3)	(152.0)	(200.1)

Recoveries
Commercial	12.5	7.5	24.1	16.5
Real estate
Construction	—	0.2	—	0.4
Residential mortgages	2.2	1.1	4.1	2.4
Other	0.2	0.2	0.4	0.6
Consumer loans	14.7	9.1	27.1	18.2

Total recoveries	29.6	18.1	55.7	38.1

Net charge-offs	(37.6)	(82.2)	(96.3)	(162.0)

Balance - end of period	$943.7	$940.9	$943.7	$940.9

Average loans	$80,936.4	$74,311.5	$80,420.7	$73,684.1
Quarter-end loans outstanding	82,540.2	75,261.8
Ratios
Net charge-offs to average loans (annualized)	0.19%	0.44%	0.24%	0.44%
Provision to average loans (annualized)	0.19	0.45	0.25	0.45
Recoveries to total charge-offs	44.1	18.0	36.6	19.0
Allowance to quarter-end loans	1.14	1.25
Allowance to nonperforming loans	313.4	194.8

Nonperforming Assets. Nonperforming assets totaled $324.4 million at June 30, 2004, a decrease of $53.7 million, or 14.2%, from December 31, 2003. The decrease was attributable to a $50.3 million, or 14.3%, decline in nonperforming loans and resulted in a decline in the ratio of nonperforming assets to total loans plus other real estate owned (OREO) and other repossessed assets to 0.39% at June 30, 2004 from 0.47% at December 31, 2003. Nonperforming loans at June 30, 2004 included $282.9 million of nonaccrual loans and $18.2 million of restructured loans, the latter of which represents a select group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first six months of 2004 and 2003, this amounted to $11.8 million and $5.6 million, respectively. Included in the first six months of 2004 was $3.2 million of interest collected from two large corporate customer loans which had also been on nonaccrual status in prior periods. For the first six months of 2004 and 2003, interest income of $10.2 million and $19.2 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Nonperforming Assets	Table 8

(Dollars in millions) (Unaudited)	2004 June 30	2003 December 31	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$143.1	$165.9	(13.8)
Real Estate:
Construction	20.3	4.4	359.7
Residential mortgages	63.9	85.4	(25.1)
Other	37.8	48.6	(22.3)
Consumer loans	17.8	32.2	(44.8)

Total nonaccrual loans	282.9	336.5	(15.9)
Restructured loans	18.2	14.8	23.0

Total nonperforming loans	301.1	351.3	(14.3)
Other real estate owned (OREO)	14.2	16.5	(13.4)
Other repossessed assets	9.1	10.3	(11.6)

Total nonperforming assets	$324.4	$378.1	(14.2)

Ratios:
Nonperforming loans to total loans	0.36%	0.44%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.39	0.47
Accruing Loans Past Due 90 Days or More	$157.1	$196.4

Loans. Total loans at June 30, 2004, were $82.5 billion, an increase of $1.8 billion, or 2.2%, from December 31, 2003. Commercial loans decreased $2.5 billion, or 8.1%, compared to December 31, 2003 due to the deconsolidation of Three Pillars in the first quarter of 2004. As of December 31, 2003, commercial loans of $2.8 billion related to Three Pillars were included in the consolidated totals. Residential mortgages increased $2.5 billion, or 14.7%, compared to December 31, 2003. This increase was due to slightly higher rates, thus causing an improvement in adjustable rate mortgage production, which the Company tends to retain in its portfolio. Home equity loans increased $0.9 billion, or 13.5%, compared to December 31, 2003. The increase in home equity loans was attributable to an increase in consumer demand.

Loan Portfolio by Types of Loans			Table 9

(Dollars in millions) (Unaudited)	2004 June 30	2003 December 31	% Change
Commercial	$28,183.0	$30,681.9	(8.1)
Real estate:
Home equity	7,905.3	6,965.3	13.5
Construction	4,874.8	4,479.8	8.8
Residential mortgages	19,740.8	17,208.1	14.7
Other	9,352.2	9,330.1	0.2
Commercial credit card	153.8	133.0	15.6
Consumer loans	12,330.3	11,934.1	3.3

Total loans	$82,540.2	$80,732.3	2.2

Income Taxes. The provision for income taxes was $163.1 million and $302.2 million for the second quarter and first six months of 2004, compared to $145.6 million and $288.8 million for the same periods of the prior year. This represents a 30.9% and 29.5% effective tax rate for the second quarter and first six months of 2004, compared to 30.6% and 30.5 % for the same prior year periods. The Company expects the 2004 annual effective tax rate to be between 30-31%, which is consistent with the Company’s normalized tax rate for the past several years.

Securities Available for Sale. The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company managed the portfolio in the second quarter of 2004 with the goal of improving yield without increasing interest rate risk, consistent with its overall balance sheet strategy of continuing to be slightly asset-sensitive. The portfolio size was $23.3 billion on an amortized cost basis at June 30, 2004, relatively unchanged compared to $23.0 billion at December 31, 2003. The estimated average life was 3.9 years at June 30, 2004 and 4.0 years at December 31, 2003. The average duration of the portfolio was 2.8 at June 30, 2004 and 2.7 at December 31, 2003. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 2.8 suggests an expected price change of 2.8% for a one percent change in interest rates, without considering any embedded call or prepayment options. The portfolio yield was 3.74% at June 30, 2004 and 3.66% at December 31, 2003. The current mix of securities as of June 30, 2004 is shown in Table 10, compared with December 31, 2003. Net securities losses of $9.0 million and $4.1 million were realized in the second quarter and first six months of 2004. Included in net security losses for the second quarter of 2004 was a $7.5 million loss due to the other than temporary write-down of an asset-backed security.

The carrying value of the investment portfolio, all of which is classified as “securities available for sale,” reflected $2.3 billion in net unrealized gains at June 30, 2004, including a $2.4 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The market value of this common stock investment decreased $12.9 million, while the net unrealized gain on the remainder of the portfolio decreased $342.6 million compared to December 31, 2003. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income.

Securities Available for Sale	Table 10

	At June 30, 2004		At December 31, 2003
(Dollars In millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$2,427.4	$2,368.4	$2,286.4	$2,292.5
States and political subdivisions	804.5	814.8	363.0	380.5
Asset-backed securities	4,358.2	4,321.9	5,417.9	5,428.0
Mortgage-backed securities	13,082.3	12,970.2	12,181.1	12,273.5
Corporate bonds	1,916.4	1,910.8	2,097.2	2,111.7
Common stock of The Coca-Cola Company	0.1	2,436.6	0.1	2,449.5
Other securities	740.1	765.3	646.7	671.2

Total securities available for sale	$23,329.0	$25,588.0	$22,992.4	$25,606.9

Unfunded Lending Commitments	Table 11

(Dollars in Millions) (Unaudited)	2004 June 30
Unused lines of credit
Commercial	$32,480.7
Mortgage commitments	13,472.0
Home equity lines	8,379.3
Commercial paper conduit	5,203.1
Commercial real estate	3,845.8
Commercial credit card	646.9

Total unused lines of credit	$64,027.8

Letters of credit
Financial standby	$9,886.0
Performance standby	281.5
Commercial	182.5

Total letters of credit	$10,350.0

Liquidity Management. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost. SunTrust manages this risk by maintaining borrowing resources to fund increases in assets and replace maturing obligations or deposit withdrawals, both in the normal course of business and in times of unusual events. In addition, the Company enters into off-balance sheet arrangements and commitments which could impact the Company’s liquidity position. The Asset Liability Management Committee (ALCO) of the Company measures this risk, sets policies, and reviews adherence to those policies.

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 65.8% of the funding base on average for the second quarter of 2004, compared to 66.5% for the same period of 2003, and 64.0% for the fourth quarter of 2003. The decrease from the second quarter of 2003 was attributable to funding average earning asset growth of $7.1 billion with $4.1 billion in customer deposits, the remainder being funded with wholesale funds. Deposit growth supported 57.7% of the earnings asset growth during this period. The deposit growth reflects successful marketing campaigns and growth from customer uncertainty due to volatility of the financial markets. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Mortgage refinance activity during the last few years has influenced the balance of loans held for sale, which has been funded using short-term unsecured borrowings. Refinance activity slowed in the second quarter of 2004 relative to the second quarter of 2003 with production of $8.8 billion and $13.4 billion, respectively. Production in the fourth quarter of 2003 was $6.3 billion. The balance of loans held for sale was $5.0 billion, $9.0 billion and $5.6 billion at June 30, 2004, June 30, 2003 and December 31, 2003, respectively. Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $13.6 billion, $15.1 billion and $15.9 billion for the same periods, respectively. At December 31, 2003, these borrowings included $3.2 billion of commercial paper related to Three Pillars, which was deconsolidated during the first quarter of 2004.

Total net wholesale funding, including short-term unsecured borrowings, secured wholesale borrowings and long-term debt, totaled $37.0 billion at June 30, 2004, compared to $32.1 billion at June 30, 2003 and $35.9 billion at year-end 2003. Long-term debt increased from $12.0 billion at June 30, 2003 to $17.4 billion at June 30, 2004. The increase reflects, in part, the wholesale funding required to offset earning asset growth not supported by deposit growth. The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding through policy established and reviewed by ALCO.

The Company maintains access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, Federal Home Loan Bank advances, Global Bank Note issuance and commercial paper issuance. As of June 30, 2004, SunTrust Bank had $14.6 billion remaining under its $20 billion Global Bank Note program. This capacity reflects $1.5 billion of senior debt issued during the first quarter of 2004 and a $10 billion increase to the program, completed on March 31, 2004. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access of unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources.

The Company has a contingency funding plan that stress tests liquidity needs that may arise from certain events such as agency rating downgrades, rapid loan growth, or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events. Liquidity is measured and monitored for SunTrust Bank and the Company. The Company reviews the net short-term mismatch, which measures the ability of the holding company to meet obligations through the sale or pledging of assets should access to SunTrust Bank dividends be constrained. The Company has $1 billion remaining on its current shelf registration for the issuance of debt.

As detailed in Table 11, the Company had $64.0 billion in total commitments to extend credit at June 30, 2004 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $10.4 billion in letters of credit, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.0 billion support variable rate demand obligations (VRDOs) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Part of the purchase price of NCF includes a payment of $1.8 billion. The Company issued $800 million in Wholesale CDs on May 17, 2004 and $1 billion of senior debt on August 6, 2004. The Company estimates that the average term of the entire financing will be 3.5 years at an approximate rate of 3.95%.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As June 30, 2004, the Company was in compliance with all covenants and provisions of these agreements.

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

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. All derivatives are recorded in the financial statements at fair value in accordance with SFAS No. 133.

Derivative hedging instrument activities are as follows:

Table 12

	Notional Values[1]
(Dollars in millions) (Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2003	$81	$4,870	$4,951
Additions	—	2,758	2,758
Maturities	(56)	(2,315)	(2,371)

Balance, June 30, 2003	$25	$5,313	$5,338

Balance, January 1, 2004	$25	$9,474	$9,499
Additions	1,521	5,811	7,332
Maturities	—	(1,101)	(1,101)

Balance, June 30, 2004	$1,546	$14,184	$15,730

[1]	Excludes the hedging activity for the Company’s mortgage loans in warehouse. At June 30, 2004 and 2003, mortgage notional amounts totaled $3.6 and $6.2 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end- user:

Risk Management Derivative Financial Instruments [1]				Table 13

(Dollars in millions)(Unaudited)	As of June 30, 2004
	Notional Amount	Gross Unrealized		Equity[8]	Average Maturity in Yrs
		Gains[7]	Losses[7]
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$1,500	$—	$(12)	$(8)	3.09
Fair value hedges
Interest rate swaps [3]	46	1	—	—	3.68
Forward Contracts [4]	3,610	—	(30)	—	0.04

Total asset hedges	$5,156	$1	$(42)	$(8)	0.96

Liability Hedges
Cash flow hedges
Interest rate swaps [5]	$7,267	$67	$(9)	$38	2.64
Fair value hedges
Interest rate swaps [6]	6,917	62	(282)	—	8.03

Total liability hedges	$14,184	$129	$(291)	$38	5.26

[1]	Includes only derivative financial instruments which are qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at June 30, 2004.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.

[3]	Interest rate swaps are designated as fair value hedges of fixed rate loans.

[4]	Forward contracts are designated as fair value hedges of closed mortgage loans, including both fixed and floating, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 149 ,are not incorporated in this table.

[5]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.

[6]	Interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances and other fixed rate debt.

[7]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.

[8]	At June 30, 2004, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $29.3 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cash flow hedges. Derivatives represent a series of projected cash flows. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. With an upward sloping LIBOR curve, certain interest rate swaps in a net gain position represent projected losses in early periods offset by larger gains in future periods. As of June 30, 2004, $14.4 million of net losses, net of income taxes recorded in accumulated other comprehensive income are expected to be reclassified as interest expense or other income during the next twelve months.

	As of December 31, 2003
	Notional Amount	Gross Unrealized		Equity	Average Maturity in Yrs
		Gains	Losses
Asset Hedges
Fair value hedges
Interest rate swaps	$25	$—	$(1)	$—	0.82
Forward Contracts	3,938	—	(43)	—	0.07

Total asset hedges	$3,963	$—	$(44)	$—	0.07

Liability Hedges
Cash flow hedges
Interest rate swaps	$3,557	$—	$(27)	$(17)	1.38
Fair value hedges
Interest rate swaps	5,917	126	(51)	—	8.56

Total liability hedges	$9,474	$126	$(78)	$(17)	5.86

Capital Ratios	Table 14

(Dollars in millions) (Unaudited)	2004 June 30	2003 December 31
Tier 1 capital	$9,242.0	$8,930.0
Total capital	13,457.7	13,365.9
Risk-weighted assets	113,256.0	113,711.3
Risk-based ratios:
Tier 1 capital	8.16%	7.85%
Total capital	11.88	11.75
Tier 1 leverage ratio	7.51	7.37
Total average shareholders’ equity to total average assets (year-to-date)	7.98	7.43

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

The Company and its subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and its banking subsidiaries are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of June 30, 2004, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 8.16%, 11.88%, and 7.51%, respectively.

The Company notes that capital ratios in the fourth quarter of 2004 may decline due to the effects of the NCF merger; however, SunTrust expects all capital ratios will remain within the well capitalized range.

The Company raises subordinated debt as part of managing total capital regulatory ratios. The Company’s debt shelf registrations provide for the issuance of subordinated debt. In 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary. This amount is reflected in other liabilities and totals $431.5 million and $412.5 million, including accrued interest as of June 30, 2004 and December 31, 2003, respectively.

The Company anticipates that it will issue approximately 75.4 million shares of SunTrust common stock with an aggregate value of approximately $4.9 billion for the purchase of NCF. The remaining $1.8 billion of the purchase price was funded with cash generated by a combination of $800 million of wholesale CDs issued May 17, 2004 and $1 billion of senior debt issued August 6, 2004. The NCF transaction is expected to close in the fourth quarter of 2004.

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46, which required deconsolidation of subordinated beneficial interests. As a result, the Company deconsolidated its Trust Preferred Securities in the fourth quarter of 2003. There was no impact to the results of operations and a less than .04% impact to the statement of condition as a result of the deconsolidation. These notes payable to trusts established to issue the preferred securities are included in long-term debt and totaled $1.65 billion at June 30, 2004 and December 31, 2003.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first six months of 2004, the Company repurchased 200,000 shares for $14.1 million compared to 3.0 million shares for $165.9 million repurchased in the first six months of 2003. As of June 30, 2004, the Company was authorized to purchase up to an additional 6.0 million shares under current Board resolutions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 35-38.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities in 2004:

	Total number of shares purchased[1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[2]
January 1-31	—	$—	—	6,227,796
February 1-29	—	—	—	6,227,796
March 1-31	200,000	70.32	200,000	6,027,796
April 1-30	—	—	—	6,027,796
May 1-31	—	—	—	6,027,796
June 1-30	—	—	—	6,027,796

Total	200,000	$70.32	200,000

[1]	In addition to these repurchases, pursuant to SunTrust’s employee stock option plans, participants may exercise SunTrust stock options by surrendering shares of SunTrust common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in SunTrust’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended June 30, 2004, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: April 2004 - no shares; May 2004 - 1,573 shares at an average price per share of $63.34; June 2004 - 2,209 shares at an average price per share of $65.32.

[2]	On November 12, 2002, the Board of Directors authorized the purchase of 10 million shares of SunTrust common stock in addition to 2,796 shares which were remaining from a June 13, 2001 authorization. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

•	Approval of proposal to elect the following individuals as directors of SunTrust at the April 20, 2004 Annual Meeting of Shareholders:

Directors	For	Withheld
J. Hicks Lanier	232,982,912	7,390,449
Larry L. Prince	235,336,893	5,036,468
Frank S. Royal, M.D.	232,682,075	7,691,286
Robert M Beall, II	235,388,103	4,985,258
Jeffery C. Crowe	235,404,601	4,968,760

•	Approval of proposal to ratify the appointment of PricewaterhouseCoopers, LLP as auditors of SunTrust at the April 20, 2004 Annual Meeting of Shareholders:

For	Against	Abstain	Broker no-Votes
235,340,115	2,923,166	2,110,076	4

•	Approval of the proposal to adopt the 2004 SunTrust Stock Plan at the April 20, 2004 Annual Meeting of Shareholders:

For	Against	Abstain	Broker no-Votes
172,223,467	26,696,778	3,045,783	38,407,333

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

•	Exhibit 31.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.2 – Certification of Chief Financial Officer and Vice Chairman, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	The Company filed a Form 8-K on May 10, 2004, to announce that SunTrust and National Commerce Financial Corporation had signed a definitive merger agreement.

•	The Company filed a Form 8-K on May 20, 2004, to file a copy of the definitive merger agreement between SunTrust and National Commerce Financial Corporation.

•	The Company filed a Form 8-K on August 3, 2004, to file certain financial and other information regarding SunTrust and National Commerce Financial Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of August, 2004.

SunTrust Banks, Inc.
(Registrant)

/S/ Jorge Arrieta
Jorge Arrieta Senior Vice President and Controller (Chief Accounting Officer)