Form 10-Q/A
period 2004-03-31
SUNTRUST BANKS INC
filed 2004-11-12
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

SunTrust Banks, Inc. (“SunTrust” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended March 31, 2004 to reflect the restatement of its unaudited consolidated financial statements, the notes thereto, and related disclosures. The restatement pertains to a misstatement of the Company’s Allowance for Loan Losses (the “Allowance”) during this period, as a result of errors and internal control deficiencies. The restatement does not affect the Company’s audited consolidated financial statements for the year ended December 31, 2003. See Part I, Item 1, including note 11 to the unaudited consolidated financial statements, of this Form 10-Q/A for more detailed information concerning the restatement.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4, and Part II, Item 6. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

Consolidated Statements of Income

	Three Months Ended March 31
(In thousands except per share data) (Unaudited)	2004 (As restated)	2003
Interest Income
Interest and fees on loans	$881,001	$912,271
Interest and fees on loans held for sale	67,128	111,016
Interest and dividends on securities available for sale
Taxable interest	195,791	163,080
Tax-exempt interest	4,123	4,865
Dividends[1]	17,137	18,222
Interest on funds sold and securities purchased under agreements to resell	3,332	4,588
Interest on deposits in other banks	32	33
Other interest	5,320	4,046

Total interest income	1,173,864	1,218,121

Interest Expense
Interest on deposits	160,662	220,157
Interest on funds purchased and securities sold under agreements to repurchase	19,776	32,461
Interest on other short-term borrowings	11,023	2,117
Interest on long-term debt	130,755	140,916

Total interest expense	322,216	395,651

Net Interest Income	851,648	822,470
Provision for loan losses	53,837	80,803

Net interest income after provision for loan losses	797,811	741,667

Noninterest Income
Service charges on deposit accounts	163,218	157,821
Trust and investment management income	136,218	120,795
Retail investment services	45,738	37,468
Other charges and fees	92,747	78,271
Investment banking income	44,813	33,812
Trading account profits and commissions	29,390	30,793
Card fees	31,694	28,673
Other noninterest income	46,341	17,987
Securities gains	4,927	42,039

Total noninterest income	595,086	547,659

Noninterest Expense
Employee compensation	400,293	375,007
Employee benefits	106,503	98,718
Net occupancy expense	61,859	57,722
Outside processing and software	65,626	57,054
Equipment expense	45,085	43,470
Marketing and customer development	30,219	24,879
Amortization of intangible assets	15,640	16,717
Other noninterest expense	164,523	144,662

Total noninterest expense	889,748	818,229

Income before provision for income taxes	503,149	471,097
Provision for income taxes	141,314	143,249

Net Income	$361,835	$327,848

Average common shares - diluted (thousands)	283,523	281,330
Average common shares - basic (thousands)	279,523	278,631

Net income per average common share - diluted	$1.28	$1.17
Net income per average common share - basic	1.29	1.18
[1] Includes dividends on common stock of The Coca-Cola Company	12,067	10,619

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	March 31 2004 (As restated)	December 31 2003
Assets
Cash and due from banks	$3,364,176	$3,931,653
Interest-bearing deposits in other banks	16,398	16,329
Funds sold and securities purchased under agreements to resell	1,314,231	1,373,392
Trading assets	2,139,399	1,853,137
Securities available for sale[1]	26,122,547	25,606,884
Loans held for sale	5,852,118	5,552,060

Loans	79,212,829	80,732,321
Allowance for loan losses	(936,972)	(941,922)

Net loans	78,275,857	79,790,399

Premises and equipment	1,621,241	1,595,307
Goodwill	1,079,640	1,077,638
Other intangible assets	628,223	639,619
Customers’ acceptance liability	48,102	63,014
Other assets	4,788,120	3,893,721

Total assets	$125,250,052	$125,393,153

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$20,136,810	$21,001,324
Interest-bearing consumer and commercial deposits	52,312,167	51,923,322

Total consumer and commercial deposits	72,448,977	72,924,646
Brokered deposits	3,568,493	3,184,084
Foreign deposits	4,852,124	5,080,789

Total deposits	80,869,594	81,189,519

Funds purchased and securities sold under agreements to repurchase	10,197,739	9,505,246
Other short-term borrowings	1,148,290	4,175,415
Long-term debt	16,809,810	15,313,922
Acceptances outstanding	48,102	63,014
Trading liabilities	1,028,592	1,048,543
Other liabilities	5,054,115	4,366,328

Total liabilities	115,156,242	115,661,987

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	294,163	294,163
Additional paid in capital	1,293,732	1,288,311
Retained earnings	7,369,994	7,149,118
Treasury stock, at cost, and other	(645,739)	(664,518)
Accumulated other comprehensive income	1,781,660	1,664,092

Total shareholders’ equity	10,093,810	9,731,166

Total liabilities and shareholders’ equity	$125,250,052	$125,393,153

Common shares outstanding	282,331,789	281,923,057
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	11,830,968	12,239,700
[1] Includes net unrealized gains on securities available for sale	$2,787,148	$2,614,512

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Three months ended March 31
(Dollars in thousands) (Unaudited)	2004 (As restated)	2003
Cash Flows from Operating Activities:
Net income	$361,835	$327,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	161,940	212,824
Origination of mortgage servicing rights	(49,192)	(96,738)
Provisions for loan losses and foreclosed property	54,007	81,014
Amortization of compensation element of restricted stock	1,817	1,043
Stock option compensation	4,235	1,831
Securities gains	(4,927)	(42,039)
Net loss (gain) on sale of assets	198	(3,913)
Originated loans held for sale, net	(6,530,403)	(10,618,528)
Sales of loans held for sale	6,230,345	10,145,616
Net increase in other assets	(650,456)	(1,136,693)
Net increase in other liabilities	693,719	1,093,400

Net cash provided by (used in) operating activities	273,118	(34,335)

Cash Flows from Investing Activities:
Proceeds from maturities of securities available for sale	1,111,729	2,650,845
Proceeds from sales of securities available for sale	2,202,626	1,379,955
Purchases of securities available for sale	(4,101,289)	(5,040,288)
Loan originations net of principal collected	(1,257,528)	(807,352)
Proceeds from sale of loans	70,015	22,202
Capital expenditures	(72,188)	(22,656)
Proceeds from the sale of other assets	7,640	5,752
Other investing activities	873	—

Net cash used in investing activities	(2,038,122)	(1,811,542)

Cash Flows from Financing Activities:
Net decrease in consumer and commercial deposits	(474,935)	(491,557)
Net increase (decrease) in foreign and brokered deposits	155,744	(1,199,219)
Net increase in funds purchased and other short-term borrowings	228,399	3,541,189
Proceeds from the issuance of long-term debt	1,499,822	8,781
Repayment of long-term debt	(147,784)	(47,398)
Proceeds from the exercise of stock options and stock compensation expense	14,214	2,267
Proceeds from stock issuance	17,998	17,293
Acquisition of treasury stock	(14,064)	(165,988)
Dividends paid	(140,959)	(126,843)

Net cash provided by financing activities	1,138,435	1,538,525

Net decrease in cash and cash equivalents	(626,569)	(307,352)
Cash and cash equivalents at beginning of year	5,321,374	5,558,295

Cash and cash equivalents at end of period	$4,694,805	$5,250,943

Supplemental Disclosure
Interest paid	$307,662	$398,008
Income taxes paid	3,511	1,936
Non-cash impact of the deconsolidation of Three Pillars	(2,563,031)	—

See notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	282,505	$294,163	$1,276,110	$6,322,217	$(632,464)	$1,509,470	$8,769,496
Net income	—	—	—	327,848	—	—	327,848
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	11,115	11,115
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(149,530)	(149,530)
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	9,757	9,757

Total comprehensive income	—	—	—	—	—	—	199,190
Cash dividends declared, $0.45 per share	—	—	—	(126,843)	—	—	(126,843)
Exercise of stock options	77	—	(142)	—	4,240	—	4,098
Acquisition of treasury stock	(3,003)	—	—	—	(165,988)	—	(165,988)
Restricted stock activity	139	—	(407)	—	407	—	—
Amortization of compensation element of restricted stock	—	—	—	—	1,043	—	1,043
Issuance of stock for employee benefit plans	306	—	81	—	17,212	—	17,293

Balance, March 31, 2003	280,024	$294,163	$1,275,642	$6,523,222	$(775,550)	$1,380,812	$8,698,289

Balance, January 1, 2004	281,923	$294,163	$1,288,311	$7,149,118	$(664,518)	$1,664,092	$9,731,166
Net income (As restated)	—	—	—	361,835	—	—	361,835
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	6,715	6,715
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	111,101	111,101
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(248)	(248)

Total comprehensive income (As restated)							479,403
Cash dividends declared, $0.50 per share	—	—	—	(140,959)	—	—	(140,959)
Exercise of stock options and stock compensation expense	302	—	2,382	—	16,067	—	18,449
Acquisition of treasury stock	(200)	—	—	—	(14,064)	—	(14,064)
Restricted stock activity	55	—	(876)	—	876	—	—
Amortization of compensation element of restricted stock	—	—	—	—	1,817	—	1,817
Issuance of stock for employee benefit plans	252	—	3,915	—	14,083	—	17,998

Balance, March 31, 2004 (As restated)	282,332	$294,163	$1,293,732	$7,369,994	$(645,739)	$1,781,660	$10,093,810

*	Balance at March 31, 2003 includes $740,065 for treasury stock and $35,485 for compensation element of restricted stock.

Balance at March 31, 2004 includes $618,086 for treasury stock and $27,653 for compensation element of restricted stock.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Throughout these Notes to Consolidated Financial Statements, all amounts and comparisons reflect balances and amounts on a restated basis. For information on the restatements, see Note 11, Restatement, to the financial statements.

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

Note 4 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three months ended March 31, 2004 and 2003 is as follows:

	Three months Ended March 31
(Dollars in thousands) (Unaudited)	2004 (As restated)	2003
Net income, as reported	$361,835	$327,848
Stock-based employee compensation expense included in reported net income, net of related tax effects	2,659	1,122
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4,276)	(4,355)

Net income, pro forma	$360,218	$324,615

Earning per share:
Diluted - as reported	$1.28	$1.17
Diluted - pro forma	1.27	1.16

Basic - as reported	1.29	1.18
Basic - pro forma	1.29	1.17

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 5 – Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 is calculated as follows:

(Dollars in thousands) (Unaudited)	2004 (As restated)	2003
Unrealized gain (loss) on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$170,925	$(230,046)
Income tax	59,824	(80,516)

Net of income tax	$111,101	$(149,530)

Amounts reported in net income:
Gain on sale of securities	$4,927	$42,039
Net amortization	17,976	41,100

Reclassification adjustment	22,903	83,139
Income tax	(8,016)	(29,099)

Reclassification adjustment, net of tax	$14,887	$54,040

Unrealized gain (loss) on available for sale securities arising during period, net of tax	$125,988	$(95,490)
Reclassification adjustment, net of tax	(14,887)	(54,040)

Net unrealized gain (loss) on available for sale securities recognized in other comprehensive income	$111,101	$(149,530)

Unrealized gain on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$10,331	$17,100
Income tax	(3,616)	(5,985)

Net of income tax	$6,715	$11,115

Accumulated other comprehensive income related to retirement plans:	$(248)	$9,757

Total unrealized gains (losses) recognized in other comprehensive income	$117,568	$(128,658)
Net income	361,835	327,848

Total comprehensive income	$479,403	$199,190

The components of accumulated other comprehensive income at March 31 were as follows:

(Dollars in thousands) (Unaudited)	2004	2003
Unrealized gain on available for sale securities	$1,810,444	$1,434,560
Unrealized loss on derivative financial instruments	(10,540)	(35,628)
Accumulated other comprehensive income related to retirement plans	(18,244)	(18,120)

Total accumulated other comprehensive income	$1,781,660	$1,380,812

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

(In thousands, except per share data) (Unaudited)	Three Months Ended March 31
	2004 (As restated)	2003
Diluted

Net income	$361,835	$327,848

Average common shares outstanding	279,523	278,631
Effect of dilutive securities:
Stock options	2,218	702
Performance restricted stock	1,782	1,997

Average diluted common shares	283,523	281,330

Earnings per common share - diluted:	$1.28	$1.17

Basic
Net income	$361,835	$327,848

Average common shares	279,523	278,631

Earnings per common share - basic:	$1.29	$1.18

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

	Three Months Ended March 31, 2004
(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other (As restated)	Consolidated (As restated)
Average total assets	$28,426,108	$24,000,293	$20,557,217	$21,270,211	$2,380,927	$27,218,991	$123,853,747
Average total liabilities	53,516,248	11,752,380	8,348,281	1,320,650	1,660,373	37,415,533	114,013,465
Average total equity	—	—	—	—	—	9,840,282	9,840,282

Net interest income (FTE)[1]	443,294	171,765	67,711	116,815	14,843	49,476	863,904
Provision for loan losses[2]	38,763	7,491	9,301	2,437	13	(4,168)	53,837

Net interest income after provision for loan losses	404,531	164,274	58,410	114,378	14,830	53,644	810,067
Noninterest income	196,100	83,263	132,846	20,254	182,931	(20,308)	595,086
Noninterest expense	284,227	82,875	75,183	71,362	143,072	233,029	889,748

Total income before taxes	316,404	164,662	116,073	63,270	54,689	(199,693)	515,405
Provision for income taxes[3]	—	—	—	—	—	153,570	153,570

Net Income	$316,404	$164,662	$116,073	$63,270	$54,689	$(353,263)	$361,835

	Three Months Ended March 31, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$25,812,203	$22,378,333	$22,293,590	$20,865,671	$2,039,898	$24,886,491	$118,276,186
Average total liabilities	52,251,676	10,137,752	7,738,353	1,446,050	1,450,181	36,465,606	109,489,618
Average total equity	—	—	—	—	—	8,786,568	8,786,568

Net interest income (FTE)[1]	418,785	155,764	70,694	132,522	11,798	43,450	833,013
Provision for loan losses[2]	43,316	2,671	33,070	329	(60)	1,477	80,803

Net interest income after provision for loan losses	375,469	153,093	37,624	132,193	11,858	41,973	752,210
Noninterest income	184,304	62,237	123,249	(129)	157,271	20,727	547,659
Noninterest expense	265,154	62,063	71,135	67,138	121,949	230,790	818,229

Total income before taxes	294,619	153,267	89,738	64,926	47,180	(168,090)	481,640
Provision for income taxes[3]	—	—	—	—	—	153,792	153,792

Net Income	$294,619	$153,267	$89,738	$64,926	$47,180	$(321,882)	$327,848

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses includes an allocation to the lines of business reflecting credit losses.
[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $12,256 and $10,543 for the three months ended March 31, 2004 and 2003, respectively.

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

Note 11 – Restatement

The Company has restated its previously issued financial statements for the quarterly period ended March 31, 2004. The restatement pertains to a misstatement of the Company’s allowance for loan losses during this period as a result of errors and internal control deficiencies. These matters were identified in connection with the review process associated with the Company’s financial statements for the period ended September 30, 2004. The following table discloses the impacts of the restatement.

	Three Months Ended March 31, 2004
Restatement of Consolidated Statement of Income (Dollars in thousands) (Unaudited)	As previously reported	As restated
Net interest income	$851,648	$851,648
Provision for loan losses	59,388	53,837

Net interest income after provision for loan losses	792,260	797,811

Total noninterest income	595,086	595,086
Total noninterest expense	889,748	889,748

Income before provision for income taxes	497,598	503,149
Provision for income taxes	139,121	141,314

Net income	$358,477	$361,835

Net income per average common share – diluted	$1.26	$1.28
Net income per average common share – basic	1.28	1.29

	March 31, 2004
Restatement of Consolidated Balance Sheet (Dollars in thousands) (Unaudited)	As previously reported	As restated
Loans	$79,212,829	$79,212,829
Allowance for loan losses	(942,523)	(936,972)
Net loans	78,270,306	78,275,857
Total assets	125,244,501	125,250,052
Other liabilities	5,051,922	5,054,115
Total liabilities	115,154,049	115,156,242
Retained earnings	7,366,636	7,369,994
Total shareholders’ equity	10,090,452	10,093,810
Total liabilities and shareholders’ equity	125,244,501	125,250,052

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unaudited consolidated interim financial statements as of March 31, 2004 and for the three month period ended March 31, 2004, included in this Quarterly Report on Form 10-Q/A, have been restated as discussed in Note 11 to the Consolidated Financial Statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 31, 2004, as originally filed with the Commission on May 6, 2004 (the “Original Quarterly Report on Form 10-Q”) that was affected by the restatement has been amended to the extent affected and restated in its entirety. The disclosure contained in the Original Form 10-Q has not been updated or modified except for updates made to Part I, Items 1, 2 and 4, and Part II, Item 6, solely to reflect the impact of the restatement and related matters. See Note 11 to the Consolidated Financial Statements contained in this Form 10-Q/A for more specific information on the restatement.

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

The following analysis of the financial performance of SunTrust reflects certain restatements to the Company’s previously issued financial statements as a result of errors and internal control deficiencies related to the Company’s allowance for loan losses. These matters were identified during the review process associated with the financial statements for the period ended September 30, 2004. This report should be read in conjunction with the financial statements, notes and other information contained in this document and the 2003 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2004 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

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

EARNINGS ANALYSIS

SunTrust reported earnings of $361.8 million for the first quarter of 2004, an increase of $34.0 million, or 10.4%, compared to the same period of the prior year. Reported diluted earnings per share were $1.28 and $1.17 for the three months ended March 31, 2004 and 2003, respectively.

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

Provision for loan losses was $53.8 million in the first quarter of 2004, a decrease of $27.0 million, or 33.4%, from the same period of the prior year. The decline was attributed to an improvement in the credit quality within certain loan portfolios.

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

Table 1

Selected Quarterly Financial Data

(Dollars in millions except per share data) (Unaudited)

	2004 (As restated)	2003
	1	4	1
Summary of Operations
Interest and dividend income	$1,173.8	$1,198.9	$1,218.1
Interest expense	322.2	333.4	395.6

Net interest income	851.6	865.5	822.5
Provision for loan losses	53.8	70.3	80.8

Net interest income after provision for loan losses	797.8	795.2	741.7
Noninterest income	595.1	584.1	547.6
Noninterest expense	889.7	884.8	818.2

Income before provision for income taxes	503.2	494.5	471.1
Provision for income taxes	141.4	152.0	143.3

Net income	$361.8	$342.5	$327.8

Total Revenue	$1,459.0	$1,461.6	$1,380.7
Net interest income-FTE	863.9	877.5	833.0

Per Common Share
Diluted	$1.28	$1.21	$1.17
Basic	1.29	1.23	1.18

Dividends declared	0.50	0.45	0.45
Book value	35.75	34.52	31.06
Market price:
High	76.65	71.73	59.95
Low	68.04	60.45	51.73
Close	69.71	71.50	52.65

Selected Average Balances
Total assets	$123,853.7	$124,756.1	$118,276.2
Earning assets	111,038.2	112,729.5	105,249.0
Loans	79,904.9	79,370.1	73,049.8
Consumer and commercial deposits	70,361.0	70,312.6	67,466.7
Brokered and foreign deposits	10,000.6	10,769.6	10,379.9
Total shareholders’ equity	9,840.3	9,435.8	8,786.6
Common shares - diluted (thousands)	283,523	282,537	281,330
Common shares - basic (thousands)	279,523	278,852	278,631

Financial Ratios (Annualized)
Return on average total assets	1.18%	1.09%	1.12%
Return on average assets less realized and unrealized securities gains/losses	1.19	1.07	1.05
Return on average total shareholders’ equity	14.79	14.40	15.13
Return on average realized shareholders’ equity	17.60	16.50	16.64
Net interest margin	3.13	3.09	3.21

Reconcilement of Non-GAAP Measures
Net income	$361.8	$342.5	$327.8
Securities losses/(gains), net of tax	(3.2)	(12.7)	(27.3)

Net income excluding securities gains and losses	$358.6	$329.8	$300.5

Total average assets	$123,853.7	$124,756.1	$118,276.2
Average net unrealized securities gains	(2,580.3)	(2,363.9)	(2,311.6)

Average assets less net unrealized securities gains	$121,273.4	$122,392.2	$115,964.6

Total average equity	$9,840.3	$9,435.8	$8,786.6
Average other comprehensive income	(1,645.7)	(1,503.4)	(1,463.5)

Total average realized equity	$8,194.6	$7,932.4	$7,323.1

Return on average total assets	1.18%	1.09%	1.12%

Impact of excluding realized and unrealized securities gains/losses	0.01	(0.02)	(0.07)

Return on average assets less realized and unrealized securities gains/losses[1]	1.19%	1.07%	1.05%

Return on average total shareholders’ equity	14.79%	14.40%	15.13%

Impact of excluding net realized and unrealized securities gains/losses	2.81	2.10	1.51

Return on average realized shareholders’ equity[2]	17.60%	16.50%	16.64%

Net interest income	$851.6	$865.5	$822.5
FTE Adjustment	12.3	12.0	10.5

Net interest income - FTE	863.9	877.5	833.0
Noninterest income	595.1	584.1	547.7

Total Revenue	$1,459.0	$1,461.6	$1,380.7

[1]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average assets less net unrealized gains on securities.
[2]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average realized shareholder’s equity.

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

The following table for SunTrust’s reportable business segments compares total income before taxes for the three months ended March 31, 2004 to the same period last year:

Table 3

Total Income Before Taxes

(Dollars in thousands) (Unaudited)

	Three Months Ended
	March 31, 2004 (As restated)	March 31, 2003
Retail	$316,404	$294,619
Commercial	164,662	153,267
Corporate and Investment Banking	116,073	89,738
Mortgage	63,270	64,926
Private Client Services	54,689	47,180
Corporate/Other	(199,693)	(168,090)

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

Corporate/Other

The Corporate/Other line of business’ income before taxes decreased from a loss of $168.1 million in the first quarter of 2003 to a loss of $199.7 million in the first quarter of 2004.

Net interest income increased from $43.5 in the first quarter of 2003 to $49.5 in the same quarter of 2004. The primary causes were lower interest rates reducing the interest expense for liabilities, stronger investment securities yields, and a $1.9 billion increase in the average securities portfolio.

The provision for loan losses declined $5.6 million compared to the first quarter of 2003. This decline is the result of an improvement in the credit quality of certain loan portfolios, which is further noted by the decline in the Company’s allowance for loan losses during the quarter ended March 31, 2004.

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

Provision for Loan Losses and Allowance for Loan Losses. Provision for loan losses totaled $53.8 million in the first quarter of 2004, a decrease of $27.0 million, or 33.4%, from the first quarter of 2003. The decline in the provision is attributable to an improvement in credit quality in certain loan portfolios. Net charge-offs for the first quarter of 2004 were $58.7 million, a decline of $21.1 million, or 26.4%, from the same period of the prior year. The decline was primarily due to an $18.3 million reduction in commercial net charge-offs, which includes commercial real estate. The improvement in commercial net charge-offs can be attributed to lower loan losses in the CIB line of business and a general improvement in credit quality.

SunTrust maintains an allowance that is appropriate for the estimated level of inherent losses in its loan portfolio for the point in time being reviewed. The Allowance Committee is responsible for establishing and monitoring the allowance methodology. In addition, the Allowance Committee meets at least quarterly to review and approve the allowance. The allowance methodology includes a component for collective loan impairment for homogenous loan pools and a component for larger individual loan impairment. Relevant accounting and regulatory guidance is used to identify and analyze the loan pools and individual loans for impairment. Numerous loss factors are used to analyze the loan portfolio, including current and historical credit quality results, credit risk ratings, industry or obligor concentrations, and external economic risk factors.

At March 31, 2004, SunTrust’s allowance for loan losses totaled $937.0 million, or 1.18% of total loans, compared to $941.9 million, or 1.17% of total loans at December 31, 2003. The allowance as a percentage of total nonperforming loans increased from 268.1% at December 31, 2003 to 309.7% at March 31, 2004.

Table 7

Summary of Loan Loss Experience

(Dollars in millions) (Unaudited)

	Three Months Ended
	March 31
	2004 (As restated)	2003
Allowance for Loan Losses
Balances - beginning of quarter	$941.9	$930.1
Allowance from acquisitions and other activity - net	—	—
Provision for loan losses	53.8	80.8
Charge-offs
Commercial	(33.5)	(50.8)
Real estate
Construction	(0.7)	(0.1)
Residential mortgages	(10.6)	(3.9)
Other	(1.5)	(0.2)
Consumer loans	(38.5)	(44.9)

Total charge-offs	(84.8)	(99.9)

Recoveries
Commercial	11.6	9.1
Real estate
Construction	—	0.2
Residential mortgages	1.9	1.3
Other	0.2	0.3
Consumer loans	12.4	9.2

Total recoveries	26.1	20.1

Net charge-offs	(58.7)	(79.8)

Balance - end of quarter	$937.0	$931.1

Quarter-end loans outstanding	$79,212.8	$73,849.8
Average loans	79,904.9	73,049.8

Ratios
Allowance to quarter-end loans	1.18%	1.26%
Allowance to nonperforming loans	309.7	179.0
Net charge-offs to average loans (annualized)	0.30	0.44
Provision to average loans (annualized)	0.27	0.45
Recoveries to total charge-offs	30.8	20.1

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

Income Taxes. The provision for income taxes was $141.4 million for the first quarter of 2004, compared to $143.3 million for the same period of the prior year. This represents a 28.1% effective tax rate for the first quarter of 2004 compared to 30.4% for the first quarter of 2003. The slightly lower income tax rate in the first quarter of 2004 was attributed to a tax settlement with a certain state taxing authority. The Company expects the 2004 annual effective tax rate to be between 30-31%, which is consistent with the Company’s normalized tax rate for the past several years.

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

The following table shows the derivative instruments entered into by the Company as an end-user:

Table 13

Risk Management Derivative Financial Instruments 1

(Dollars in millions) (Unaudited)

	As of March 31, 2004
	Notional Amount	Gross Unrealized		Equity[7]	Average Maturity in Yrs
		Gains[6]	Losses[6]
Asset Hedges
Fair value hedges
Interest rate swaps[2]	$46	$—	$—	$—	3.93
Forward Contracts[3]	3,849	—	(16)	—	0.10

Total asset hedges	$3,895	$—	$(16)	$—	0.14

Liability Hedges
Cash flow hedges
Interest rate swaps[4]	$4,332	$9	$(25)	$(11)	1.53
Fair value hedges
Interest rate swaps[5]	5,917	198	(17)	—	8.31

Total liability hedges	$10,249	$207	$(42)	$(11)	5.44

[1]	Includes only derivative financial instruments which are qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at March 31, 2004.
[2]	Interest rate swaps are designated as fair value hedges of fixed rate loans.
[3]	Forward contracts are designated as fair value hedges of mortgage loans in the warehouse.
[4]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and other variable rate debt.
[5]	Interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances and other fixed rate debt.
[6]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.
[7]	At March 31, 2004, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $10.5 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cash flowhedges. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of March 31, 2004, $5.0 million of net losses, net of income taxes recorded in accumulated other comprehensive income are expected to be reclassified as interest expense or other income during the next twelve months.

(Dollars in millions) (Unaudited)

	As of December 31, 2003
	Notional Amount	Gross Unrealized		Equity	Average Maturity in Yrs
		Gains	Losses
Asset Hedges
Fair value hedges
Interest rate swaps	$25	$—	$(1)	$—	0.82
Forward Contracts	3,938	—	(43)	—	0.07

Total asset hedges	$3,963	$—	$(44)	$—	0.07

Liability Hedges
Cash flow hedges
Interest rate swaps	$3,557	$—	$(27)	$(17)	1.38
Fair value hedges
Interest rate swaps	5,917	126	(51)	—	8.56

Total liability hedges	$9,474	$126	$(78)	$(17)	5.86

Table 14

Capital Ratios

(Dollars in millions) (Unaudited)

	2004	2003
	March 31 (As restated)	December 31
Tier 1 capital	$9,189.6	$8,930.0
Total capital	13,610.2	13,365.9
Risk-weighted assets	111,027.7	113,711.3
Risk-based ratios:
Tier 1 capital	8.28%	7.85%
Total capital	12.26	11.75
Tier 1 leverage ratio	7.66	7.37
Total average shareholders’ equity to total average assets	7.95	7.43

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

The Company and subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Banks are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of March 31, 2004, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 8.28%, 12.26% and 7.66%, respectively. SunTrust is committed to remaining well capitalized.

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

Item 4.

CONTROLS AND PROCEDURES

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, for the reasons described below, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report to give reasonable assurance in alerting them in a timely fashion to material information relating to SunTrust that is required to be included in the reports that the Company files under the Exchange Act.

As described in Part I, Item 1 of this Form 10-Q/A, the Company has restated its previously issued financial results for the quarterly periods ended March 31, 2004 and June 30, 2004. SunTrust released its preliminary conclusions regarding an expected restatement of these prior period financial results in a press release on October 11, 2004. The Company also stated in this release that it would postpone the announcement of its third quarter earnings until the Company’s Audit Committee had completed its review described below. As previously disclosed, the Company placed certain individuals on administrative leave, including the Chief Credit Officer and Controller (Chief Accounting Officer).

The restatements were related to errors in the calculation of the Company’s Allowance for Loan Losses (“Allowance”) during these periods. In March 2004, the Company implemented an updated methodology for calculating its Allowance (the “Allowance Framework”) beginning with the quarter ended March 31, 2004. This new Allowance Framework was also utilized to calculate the Allowance for the second quarter as of June 30, 2004. During the financial reporting process associated with the Company’s third quarter 2004 financial results, the Company initially determined that certain input errors had occurred in SunTrust’s calculation of the Allowance related to its indirect auto loan portfolio during the periods ended March 31, 2004 and June 30, 2004.

In connection with its quarterly review procedures, the Company’s independent auditor (the “Auditor”) expressed its concern to the Company’s Chief Executive Officer and Chief Financial Officer that certain of the Company’s officers had not been forthcoming with the Auditor regarding the errors. The Company’s Chief Executive Officer and Chief Financial Officer promptly notified the Company’s Audit Committee of the Board of Directors of the issues, and the Audit Committee initiated a review with the assistance of independent legal counsel of the errors, communications by certain SunTrust personnel to the Auditor about the errors, loan loss reserve issues and related matters.

The Company’s Executive Management team (excluding the officers placed on administrative leave) (“Management”) conducted a thorough review of the Allowance policy, procedures and calculation process for each of the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. In addition, management reviewed the Allowance methodology and determinations for each of the quarters for the year ended December 31, 2003 and determined that no adjustments to the 2003 financial statements were necessary. As a result of Management’s review, the investigation by the Audit Committee as described above, and Management’s analysis of the circumstances surrounding the issues outlined above, and after discussion with the Audit Committee, the Audit Committee’s independent legal counsel, and the Auditor, Management has concluded that:

•	The errors in the Allowance calculation in the first and second quarters were not limited to input errors relating to the Company’s indirect auto loan portfolio. The errors resulted from a variety of mistakes in the Allowance calculation for the first and second quarters, including data, model and formulaic errors.

•	The Company’s internal control procedures relating to the Allowance Framework were inadequate in the first, second and third quarters of 2004.

•	The Company’s implementation of the new Allowance Framework in the first quarter was deficient. The deficiencies included inadequate internal control procedures, insufficient validation and testing of the new framework, inadequate documentation and a failure to detect errors in the Allowance calculation.

•	The Company’s internal Allowance Committee did not properly investigate and pursue the identified errors or other potential errors in the Allowance calculations in the first and second quarters. The Allowance Committee did not adequately address potential issues and concerns with the new Allowance Framework after suggestions of problems came to light.

•	In connection with the financial reporting process for the Company’s third quarter results, certain members of management did not treat certain matters raised by the Auditor with an appropriate level of seriousness, failed to correct errors identified and failed to advise the Auditors of such errors. Certain of those members of the Company’s Credit Administration division, who were subsequently placed on administrative leave, prepared false draft minutes of an Allowance Committee meeting and provided them to the Auditor.

As a result of these findings, Management has concluded that, due to the change in the methodology in calculating the Allowance in the first quarter of 2004, there was a material weakness, which has not been fully remediated, in the Company’s internal controls over financial reporting relating to the process of establishing the Allowance. The Company has taken the following remedial actions:

•	The Company has advised three members of its credit administration division, including its Chief Credit Officer, that their employment with SunTrust will be terminated.

•	The Controller will be reassigned to a position in the Company with responsibilities that involve areas other than accounting or financial reporting.

•	The Allowance Committee has been reconstituted with certain members of Management, and the reconstituted Committee has determined the appropriate level of reserves for each of the first, second and third quarters of 2004. In addition, management reviewed the Allowance methodology and determinations for each of the quarters in the year ended December 31, 2003 and determined that such financial statements were unaffected.

•	The Allowance policies and procedures have been, and are continuing to be, documented and significantly augmented.

•	The Company has established additional remediation plans to address internal control deficiencies associated with the Allowance Framework, including additional documentation, training (including communications regarding the importance of GAAP in connection with Allowance calculations) and supervision, periodic testing and periodic updates to the Audit Committee. Internal controls surrounding the validation and testing of all systems and models relating to the Allowance process will also be strengthened.

Further, management will take steps to ensure that the Company’s conservative credit culture does not interfere with the application of GAAP in the Allowance calculation process. Accordingly, senior management will adopt a different tone with respect to their communications regarding the application of GAAP to the determination of the Allowance for loan losses.

In addition, the Company is undertaking a thorough review of its internal controls as a part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company’s management to report on, and the Auditors to attest to, the effectiveness of the Company’s internal control structure and procedures for financial reporting. Given the efforts needed to completely remediate the internal control material weakness associated with the Allowance Framework, as described above, the Company likely will not be able to fully remediate these deficiencies by December 31, 2004. In the event the Company has a material weakness in internal controls relating to the process of establishing its Allowance at December 31, 2004, the Company’s management will disclose such weakness in its report and will not be able to conclude that the Company’s internal control over financial reporting was effective at such date. Similarly, the Company believes any such material weakness would be referenced in an adverse attestation report from the Auditors. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third fiscal 2004 quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

•	Exhibit 31.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.2 – Certification of Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	The Company filed a Form 8-K on April 8, 2004, to file a news release announcing financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of November, 2004.

SunTrust Banks, Inc.
(Registrant)

/S/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Interim Controller
(Chief Accounting Officer)