Form 10-Q/A
period 2004-06-30
SUNTRUST BANKS INC
filed 2004-11-12
CIK 750556

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

EXPLANTORY NOTE

SunTrust Banks, Inc. (“SunTrust” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended June 30, 2004 to reflect the restatement of its unaudited consolidated financial statements, the notes thereto, and related disclosures for the quarter and year-to-date period ending thereon. The restatement pertains to a misstatement of the Company’s Allowance for Loan Losses (the “Allowance”) during these periods, as a result of errors and internal control deficiencies. The restatement does not affect the Company’s audited consolidated financial statements for the year ended December 31, 2003. See Part I, Item 1, including note 12 to the unaudited consolidated financial statements, of this Form 10-Q/A for more detailed information concerning the restatement. Concurrently herewith, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, also to reflect the restatement of its unaudited consolidated financial statements, the notes thereto and related disclosures for such quarter. Such restatement also related to errors and internal control deficiencies in the calculation of the Allowance during such period.

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

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(In thousands except per share data) (Unaudited)	2004 (As restated)	2003	2004 (As restated)	2003
Interest Income
Interest and fees on loans	$882,496	$899,817	$1,763,497	$1,812,088
Interest and fees on loans held for sale	76,846	108,432	143,974	219,448
Interest and dividends on securities available for sale
Taxable interest	195,776	135,153	391,567	298,233
Tax-exempt interest	4,976	4,668	9,099	9,533
Dividends[1]	17,901	16,919	35,038	35,141
Interest on funds sold and securities purchased under agreements to resell	4,109	4,376	7,441	8,964
Interest on deposits in other banks	34	34	66	67
Other interest	5,936	4,641	11,256	8,687

Total interest income	1,188,074	1,174,040	2,361,938	2,392,161

Interest Expense
Interest on deposits	157,402	211,012	318,064	431,169
Interest on funds purchased and securities sold under agreements to repurchase	19,949	29,837	39,725	62,298
Interest on other short-term borrowings	3,602	1,759	14,625	3,876
Interest on long-term debt	134,692	131,919	265,447	272,835

Total interest expense	315,645	374,527	637,861	770,178

Net Interest Income	872,429	799,513	1,724,077	1,621,983
Provision for loan losses	2,827	82,662	56,664	163,465

Net interest income after provision for loan losses	869,602	716,851	1,667,413	1,458,518

Noninterest Income
Service charges on deposit accounts	168,704	157,954	331,922	315,775
Trust and investment management income	140,366	124,215	276,584	245,010
Retail investment services	49,839	41,991	95,577	79,459
Other charges and fees	94,766	82,574	187,513	160,845
Investment banking income	54,330	57,167	99,143	90,979
Trading account profits and commissions	31,034	29,583	60,424	60,376
Card fees	37,721	32,376	69,415	61,049
Other noninterest income	54,953	39,694	101,294	57,681
Securities (losses) gains	(9,048)	31,238	(4,121)	73,277

Total noninterest income	622,665	596,792	1,217,751	1,144,451

Noninterest Expense
Employee compensation	434,902	386,439	835,195	761,446
Employee benefits	86,020	96,160	192,523	194,878
Net occupancy expense	61,629	58,563	123,488	116,285
Outside processing and software	70,619	61,022	136,245	118,076
Equipment expense	45,740	44,546	90,825	88,016
Marketing and customer development	31,655	25,583	61,874	50,462
Amortization of intangible assets	14,590	15,208	30,230	31,925
Other noninterest expense	183,294	150,207	347,817	294,869

Total noninterest expense	928,449	837,728	1,818,197	1,655,957

Income before provision for income taxes	563,818	475,915	1,066,967	947,012
Provision for income taxes	177,247	145,556	318,561	288,805

Net Income	$386,571	$330,359	$748,406	$658,207

Average common shares - diluted (thousands)	283,116	280,287	283,320	280,806
Average common shares - basic (thousands)	279,840	277,397	279,682	278,011
Net income per average common share - diluted	$1.36	$1.17	$2.64	$2.34
Net income per average common share - basic	1.39	1.19	2.68	2.37
[1] Includes dividends on common stock of The Coca-Cola Company	12,066	10,618	24,133	21,237

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	June 30 2004 (As restated)	December 31 2003
Assets
Cash and due from banks	$4,068,693	$3,931,653
Interest-bearing deposits in other banks	17,196	16,329
Funds sold and securities purchased under agreements to resell	1,679,403	1,373,392
Trading assets	1,807,320	1,853,137
Securities available for sale[1]	25,587,978	25,606,884
Loans held for sale	5,030,617	5,552,060
Loans	82,540,230	80,732,321
Allowance for loan losses	(902,243)	(941,922)

Net loans	81,637,987	79,790,399
Premises and equipment	1,615,562	1,595,307
Goodwill	1,164,846	1,077,638
Other intangible assets	721,428	639,619
Customers’ acceptance liability	25,849	63,014
Other assets	4,819,644	3,893,721

Total assets	$128,176,523	$125,393,153

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$20,610,429	$21,001,324
Interest-bearing consumer and commercial deposits	53,244,549	51,923,322

Total consumer and commercial deposits	73,854,978	72,924,646
Brokered deposits	4,050,525	3,184,084
Foreign deposits	7,623,200	5,080,789

Total deposits	85,528,703	81,189,519
Funds purchased and securities sold under agreements to repurchase	8,099,685	9,505,246
Other short-term borrowings	1,438,908	4,175,415
Long-term debt	17,441,487	15,313,922
Acceptances outstanding	25,849	63,014
Trading liabilities	1,072,125	1,048,543
Other liabilities	4,510,007	4,366,328

Total liabilities	118,116,764	115,661,987

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	294,163	294,163
Additional paid in capital	1,297,555	1,288,311
Retained earnings	7,615,503	7,149,118
Treasury stock, at cost, and other	(625,137)	(664,518)
Accumulated other comprehensive income	1,477,675	1,664,092

Total shareholders’ equity	10,059,759	9,731,166

Total liabilities and shareholders’ equity	$128,176,523	$125,393,153

Common shares outstanding	282,726,614	281,923,057
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	11,436,143	12,239,700
[1] Includes net unrealized gains on securities available for sale	$2,258,984	$2,614,512

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Six months ended June 30
(Dollars in thousands) (Unaudited)	2004 (As restated)	2003
Cash Flows from Operating Activities:
Net income	$748,406	$658,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	330,141	479,676
Origination of mortgage servicing rights	(108,317)	(211,763)
Provisions for loan losses and foreclosed property	57,201	163,781
Amortization of compensation element of restricted stock	3,889	2,709
Stock option compensation	9,371	4,127
Securities losses (gains)	4,121	(73,277)
Net gain on sale of assets	(3,196)	(7,892)
Originated loans held for sale, net	(15,088,185)	(23,809,704)
Sales of loans held for sale	15,609,628	22,520,003
Net increase in other assets	(354,932)	(646,380)
Net (decrease) increase in other liabilities	(7,682)	1,484,394

Net cash provided by operating activities	1,200,445	563,881

Cash Flows from Investing Activities:
Proceeds from maturities of securities available for sale	2,644,935	6,063,195
Proceeds from sales of securities available for sale	3,239,896	3,145,453
Purchases of securities available for sale	(6,688,036)	(7,902,918)
Loan originations net of principal collected	(4,759,021)	(1,892,824)
Proceeds from sale of loans	200,643	128,687
Capital expenditures	(108,532)	(47,926)
Proceeds from the sale of other assets	19,093	15,459
Other investing activities	1,990	—
Net cash used for acquisitions	(191,649)	(34,261)

Net cash used in investing activities	(5,640,681)	(525,135)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	931,556	608,532
Net increase (decrease) in foreign and brokered deposits	3,408,852	(3,450,959)
Net (decrease) increase in funds purchased and other short-term borrowings	(1,579,037)	4,137,194
Proceeds from the issuance of long-term debt	2,500,157	9,506
Repayment of long-term debt	(130,718)	(256,266)
Proceeds from the exercise of stock options	21,039	4,856
Proceeds from stock issuance	28,389	26,901
Acquisition of treasury stock	(14,063)	(165,988)
Dividends paid	(282,021)	(252,501)

Net cash provided by financing activities	4,884,154	661,275

Net increase in cash and cash equivalents	443,918	700,021
Cash and cash equivalents at beginning of year	5,321,374	5,558,295

Cash and cash equivalents at end of period	$5,765,292	$6,258,316

Supplemental Disclosure
Interest paid	$644,198	$795,983
Income taxes paid	244,663	82,599
Income taxes refunded	272	1,100
Non-cash impact of the deconsolidation of Three Pillars	(2,563,031)	—

See notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	282,505	$294,163	$1,276,110	$6,322,217	$(632,464)	$1,509,470	$8,769,496
Net income	—	—	—	658,207	—	—	658,207
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	21,084	21,084
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	24,167	24,167
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	9,757	9,757

Total comprehensive income							713,215
Cash dividends declared, $0.90 per share	—	—	—	(252,501)	—	—	(252,501)
Exercise of stock options and stock compensation expense	150	—	747	—	8,236	—	8,983
Acquisition of treasury stock	(3,003)	—	—	—	(165,988)	—	(165,988)
Acquisition of Lighthouse Financial Services	1,152	—	11,745	—	64,144	(1)	75,888
Restricted stock activity	117	—	(518)	—	518	—	—
Amortization of compensation element of restricted stock	—	—	—	—	2,709	—	2,709
Issuance of stock for employee benefit plans	472	—	573	—	26,328	—	26,901

Balance, June 30, 2003	281,393	$294,163	$1,288,657	$6,727,923	$(696,517)	$1,564,477	$9,178,703

Balance, January 1, 2004	281,923	$294,163	$1,288,311	$7,149,118	$(664,518)	$1,664,092	$9,731,166
Net income (As restated)	—	—	—	748,406	—	—	748,406
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	46,508	46,508
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(232,677)	(232,677)
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(248)	(248)

Total comprehensive income (As restated)							561,989
Cash dividends declared, $1.00 per share	—	—	—	(282,021)	—	—	(282,021)
Exercise of stock options and stock compensation expense	475	—	4,690	—	25,720	—	30,410
Acquisition of treasury stock	(200)	—	—	—	(14,063)	—	(14,063)
Restricted stock activity	119	—	(831)	—	831	—	—
Amortization of compensation element of restricted stock	—	—	—	—	3,889	—	3,889
Issuance of stock for employee benefit plans	410	—	5,385	—	23,004	—	28,389

Balance, June 30, 2004 (As restated)	282,727	$294,163	$1,297,555	$7,615,503	$(625,137)	$1,477,675	$10,059,759

*	Balance at June 30, 2003 includes $663,666 for treasury stock and $32,851 for compensation element of restricted stock.

Balance at June 30, 2004 includes $597,162 for treasury stock and $27,975 for compensation element of restricted stock.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Throughout these Notes to Consolidated Financial Statements, all amounts and comparisons reflect the balance and amounts on a restated basis. For information on the restatement, see Note 12, Restatement, to these financial statements.

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

Note 5 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2004 (As restated)	2003	2004 (As restated)	2003
Net income, as reported	$386,571	$330,359	$748,406	$658,207
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,245	1,365	5,904	2,487
Total stock-based employee compensation expense determined under fair-value-based method for all awards,
net of related tax effects	(4,742)	(4,459)	(9,018)	(8,814)

Net income, pro forma	$385,074	$327,265	$745,292	$651,880

Earning per share:
Diluted - as reported	$1.36	$1.17	$2.64	$2.34
Diluted - pro forma	1.36	1.16	2.63	2.32
Basic - as reported	1.39	1.19	2.68	2.37
Basic - pro forma	1.37	1.18	2.66	2.35

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 6 – Comprehensive Income

Comprehensive income for the six months ended June 30, 2004 and 2003 is calculated as follows:

(Dollars in thousands) (Unaudited)	2004 (As restated)	2003
Unrealized (loss) gain on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$(357,965)	$37,180
Income tax	125,288	(13,013)

Net of income tax	$(232,677)	$24,167

Amounts reported in net income:
(Loss) gain on sale of securities	$(4,121)	$73,277
Net amortization	36,358	93,951

Reclassification adjustment	32,237	167,228
Income tax	(11,283)	(58,530)

Reclassification adjustment, net of tax	$20,954	$108,698

Unrealized (loss) gain on available for sale securities arising during period, net of tax	$(211,723)	$132,865
Reclassification adjustment, net of tax	(20,954)	(108,698)

Net unrealized (loss) gain on available for sale securities recognized in other comprehensive income	$(232,677)	$24,167

Unrealized gain on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$71,551	$32,437
Income tax	(25,043)	(11,353)

Net of income tax	$46,508	$21,084

Accumulated other comprehensive income related to retirement plans	$(248)	$9,757

Total unrealized (losses) gains recognized in other comprehensive income	$(186,417)	$55,008
Net income	748,406	658,207

Total comprehensive income	$561,989	$713,215

The components of accumulated other comprehensive income at June 30 were as follows:

(Dollars in thousands) (Unaudited)	2004	2003
Unrealized gain on available for sale securities	$1,466,667	$1,608,257
Unrealized gain (loss) on derivative financial instruments	29,252	(25,660)
Accumulated other comprehensive income related to retirement plans	(18,244)	(18,120)

Total accumulated other comprehensive income	$1,477,675	$1,564,477

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data) (Unaudited)	2004 (As restated)	2003	2004 (As restated)	2003
Diluted
Net income	$386,571	$330,359	$748,406	$658,207

Average common shares outstanding	279,840	277,397	279,682	278,011
Effect of dilutive securities:
Stock options	1,516	854	1,867	778
Performance restricted stock	1,760	2,036	1,771	2,017

Average diluted common shares	283,116	280,287	283,320	280,806

Earnings per common share - diluted	$1.36	$1.17	$2.64	$2.34

Basic
Net income	$386,571	$330,359	$748,406	$658,207

Average common shares	279,840	277,397	279,682	278,011

Earnings per common share - basic	$1.39	$1.19	$2.68	$2.37

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

	Three Months Ended June 30, 2004
(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other (As restated)	Consolidated (As restated)
Average total assets	$29,388,058	$24,619,399	$19,123,294	$23,288,466	$2,681,897	$28,186,344	$127,287,458
Average total liabilities	54,641,833	12,141,039	7,610,996	1,751,774	1,854,083	39,093,532	117,093,257
Average total equity	—	—	—	—	—	10,194,201	10,194,201

Net interest income	444,969	164,524	66,501	125,745	14,125	56,565	872,429
Fully taxable-equivalent adjustment (FTE)	19	7,344	3,942	—	2	1,330	12,637

Net interest income (FTE)[1]	444,988	171,868	70,443	125,745	14,127	57,895	885,066
Provision for loan losses [2]	33,154	4,157	(130)	303	19	(34,676)	2,827

Net interest income after provision for loan losses	411,834	167,711	70,573	125,442	14,108	92,571	882,239
Noninterest income	207,793	77,182	153,713	23,838	192,583	(32,444)	622,665
Noninterest expense	291,820	82,844	83,029	82,587	150,482	237,687	928,449

Total income before taxes	327,807	162,049	141,257	66,693	56,209	(177,560)	576,455
Provision for income taxes [3]	—	—	—	—	—	189,884	189,884

Net Income	$327,807	$162,049	$141,257	$66,693	$56,209	$(367,444)	$386,571

	Three Months Ended June 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$26,182,536	$23,291,717	$21,467,724	$21,563,112	$2,246,039	$24,696,914	$119,448,042
Average total liabilities	52,933,973	10,342,079	7,560,087	1,900,459	1,534,030	36,313,351	110,583,979
Average total equity	—	—	—	—	—	8,864,063	8,864,063

Net interest income	433,122	155,985	66,398	137,443	12,787	(6,222)	799,513
Fully taxable-equivalent adjustment (FTE)	15	6,374	3,191	—	3	1,319	10,902

Net interest income (FTE) [1]	433,137	162,359	69,589	137,443	12,790	(4,903)	810,415
Provision for loan losses [2]	33,717	2,550	44,115	540	291	1,449	82,662

Net interest income after provision for loan losses	399,420	159,809	25,474	136,903	12,499	(6,352)	727,753
Noninterest income	188,824	61,721	154,562	11,256	165,896	14,533	596,792
Noninterest expense	267,235	65,547	74,369	71,579	125,727	233,271	837,728

Total income before taxes	321,009	155,983	105,667	76,580	52,668	(225,090)	486,817
Provision for income taxes [3]	—	—	—	—	—	156,458	156,458

Net Income	$321,009	$155,983	$105,667	$76,580	$52,668	$(381,548)	$330,359

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

[2]	Provision for loan losses includes an allocation to the lines of business reflecting credit losses.

[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $12,637 and $10,902 for the three months ended June 30, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

	Six Months Ended June 30, 2004
(Dollars in thousands)(Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other (As restated)	Consolidated (As restated)
Average total assets	$28,901,076	$24,309,754	$19,840,255	$22,279,338	$2,537,685	$27,702,494	$125,570,602
Average total liabilities	54,077,544	11,946,710	7,979,639	1,536,212	1,758,723	38,254,532	115,553,360
Average total equity	—	—	—	—	—	10,017,242	10,017,242

Net interest income	888,387	328,042	130,956	242,545	28,807	105,340	1,724,077
Fully taxable-equivalent adjustment (FTE)	37	14,593	7,620	—	4	2,639	24,893

Net interest income (FTE)[1]	888,424	342,635	138,576	242,545	28,811	107,979	1,748,970
Provision for loan losses [2]	71,917	11,648	9,171	2,740	32	(38,844)	56,664

Net interest income after provision for loan losses	816,507	330,987	129,405	239,805	28,779	146,823	1,692,306
Noninterest income	401,558	160,472	286,559	44,078	377,853	(52,769)	1,217,751
Noninterest expense	574,693	165,206	158,137	153,939	294,805	471,417	1,818,197

Total income before taxes	643,372	326,253	257,827	129,944	111,827	(377,363)	1,091,860
Provision for income taxes [3]	—	—	—	—	—	343,454	343,454

Net Income	$643,372	$326,253	$257,827	$129,944	$111,827	$(720,817)	$748,406

	Six Months Ended June 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$25,998,391	$22,837,441	$21,878,360	$21,216,318	$2,143,841	$24,791,001	$118,865,352
Average total liabilities	52,594,709	10,240,651	7,648,728	1,674,510	1,492,337	36,388,887	110,039,822
Average total equity	—	—	—	—	—	8,825,530	8,825,530

Net interest income	851,886	306,759	125,660	269,666	24,574	43,438	1,621,983
Fully taxable-equivalent adjustment (FTE)	36	12,509	6,250	—	6	2,644	21,445

Net interest income (FTE) [1]	851,922	319,268	131,910	269,666	24,580	46,082	1,643,428
Provision for loan losses [2]	77,033	5,221	77,184	869	231	2,927	163,465

Net interest income after provision for loan losses	774,889	314,047	54,726	268,797	24,349	43,155	1,479,963
Noninterest income	373,127	124,201	278,479	11,274	323,168	34,202	1,144,451
Noninterest expense	532,276	127,136	145,820	138,745	247,723	464,257	1,655,957

Total income before taxes	615,740	311,112	187,385	141,326	99,794	(386,900)	968,457
Provision for income taxes [3]	—	—	—	—	—	310,250	310,250

Net Income	$615,740	$311,112	$187,385	$141,326	$99,794	$(697,150)	$658,207

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

[2]	Provision for loan losses includes an allocation to the lines of business reflecting credit losses.

[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $24,893 and $21,445 for the six months ended June 30, 2004 and 2003, respectively.

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

Note 12 – Restatement

The Company has restated its previously issued financial statements for the quarterly periods ended March 31, 2004 and June 30, 2004. The restatement pertains to a misstatement of the Company’s allowance for loan losses during these periods, as a result of errors and internal control deficiencies. These matters were identified in connection with the review process associated with the Company’s financial statements for the period ended September 30, 2004. The following table discloses the impacts of the restatement.

Restatement of Consolidated Statement of Income

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
(Dollars in thousands) (Unaudited)	As previously reported	As restated	As previously reported	As restated
Net interest income	$872,429	$872,429	$1,724,077	$1,724,077
Provision for loan losses	38,751	2,827	98,139	56,664

Net interest income after provision for loan losses	833,678	869,602	1,625,938	1,667,413

Total noninterest income	622,665	622,665	1,217,751	1,217,751
Total noninterest expense	928,449	928,449	1,818,197	1,818,197

Income before provision for income taxes	527,894	563,818	1,025,492	1,066,967
Provision for income taxes	163,057	177,247	302,178	318,561

Net income	$364,837	$386,571	$723,314	$748,406

Net income per average common share - diluted	$1.29	$1.36	$2.55	$2.64
Net income per average common share - basic	1.31	1.39	2.59	2.68

Restatement of Consolidated Balance Sheet

	June 30, 2004
(Dollars in thousands) (Unaudited)	As previously reported	As restated
Loans	$82,540,230	$82,540,230
Allowance for loan losses	(943,718)	(902,243)
Net loans	81,596,512	81,637,987
Total assets	128,135,048	128,176,523
Other liabilities	4,493,624	4,510,007
Total liabilities	118,100,381	118,116,764
Retained earnings	7,590,411	7,615,503
Total shareholders’ equity	10,034,667	10,059,759
Total liabilities and shareholders’ equity	128,135,048	128,176,523

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The unaudited consolidated interim financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004, included in this Quarterly Report on Form 10-Q/A, have been restated as discussed in Note 12 to the Consolidated Financial Statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended June 30, 2004, as originally filed with the Commission on August 9, 2004 (the “Original Form 10-Q”) that was affected by the restatement has been amended to the extent affected and restated in its entirety. The disclosure contained in the Original Form 10-Q has not been updated or modified except for updates made to Part I, Item 1, 2 and 4, and Part II, Item 6, solely to reflect the impact of the restatement and related matters. See Note 12 to the Consolidated Financial Statements contained in this Form 10-Q/A for more specific information on the restatement.

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

The following analysis of the financial performance of SunTrust reflects certain restatements to the Company’s previously issued financial statements as a result of errors and internal control deficiencies related to the Company’s allowance for loan losses. These matters were identified during the review process associated with the Company’s financial statements for the period ended September 30, 2004. This report should be read in conjunction with the financial statements, notes and other information contained in this document and the 2003 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2004 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

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

EARNINGS ANALYSIS

SunTrust reported earnings of $386.6 million and $748.4 million for the second quarter and first six months of 2004, an increase of $56.2 million, or 17.0%, and $90.2 million, or 13.7%, compared to the same periods of the prior year. Reported diluted earnings per share were $1.36 and $1.17 for the three months ended June 30, 2004 and 2003, respectively, and $2.64 and $2.34 for the six months ended June 30, 2004 and 2003, respectively.

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

Provision for loan losses was $2.8 million in the second quarter of 2004, a decrease of $79.8 million, or 96.6%, from the second quarter of 2003. Provision for loan losses for the six months ended June 30, 2004 was $56.6 million, a decrease of $106.8 million, or 65.3%, from the same prior year period. The decline was attributed to an improvement in the credit quality within certain loan portfolios.

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

Selected Quarterly Financial Data	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data) (Unaudited)	2004 (As restated)	2003	2004 (As restated)	2003
Summary of Operations
Interest and dividend income	$1,188.0	$1,174.0	$2,361.9	$2,392.2
Interest expense	315.6	374.5	637.9	770.2

Net interest income	872.4	799.5	1,724.0	1,622.0
Provision for loan losses	2.8	82.7	56.6	163.5

Net interest income after
provision for loan losses	869.6	716.8	1,667.4	1,458.5
Noninterest income	622.7	596.8	1,217.8	1,144.5
Noninterest expense	928.4	837.7	1,818.2	1,656.0

Income before provision for
income taxes	563.9	475.9	1,067.0	947.0
Provision for income taxes	177.3	145.5	318.6	288.8

Net income	$386.6	$330.4	$748.4	$658.2

Total Revenue	$1,507.8	$1,407.2	$2,966.8	$2,787.9
Net interest income-FTE	885.1	810.4	1,749.0	1,643.4
Per Common Share
Diluted	$1.36	$1.17	$2.64	$2.34
Basic	1.39	1.19	2.68	2.37
Dividends declared	0.50	0.45	1.00	0.90
Book value	35.58	32.62
Market price:
High	71.10	61.98	76.65	61.98
Low	61.27	51.44	61.27	51.44
Close	64.99	59.34	64.99	59.34
Selected Average Balances
Total assets	$127,287.5	$119,448.0	$125,570.6	$118,865.4
Earning assets	113,657.1	106,606.4	112,347.7	105,931.5
Loans	80,936.4	74,311.5	80,420.7	73,684.1
Consumer and commercial deposits	73,166.1	69,097.1	71,763.5	68,286.4
Brokered and foreign deposits	10,153.9	10,707.2	10,077.3	10,544.4
Shareholders’ equity	10,194.2	8,864.1	10,017.2	8,825.5
Common shares - diluted (thousands)	283,116	280,287	283,320	280,806
Common shares - basic (thousands)	279,840	277,397	279,682	278,011
Financial Ratios (Annualized)
Return on average total assets	1.22%	1.11%	1.20%	1.12%

Return on average assets less realized and unrealized securities gains/losses	1.27	1.06	1.23	1.06
Return on average total shareholders’ equity	15.25	14.95	15.02	15.04
Return on average realized shareholders’ equity	18.81	16.77	18.22	16.71
Net interest margin	3.13	3.05	3.13	3.13

Selected Quarterly Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions except per share data) (Unaudited)	2004 (As restated)	2003	2004 (As restated)	2003
Reconcilement of Non-GAAP Measures
Net income	$386.6	$330.4	$748.4	$658.2
Securities losses/(gains), net of tax	5.9	(20.3)	2.7	(47.6)

Net income excluding securities gains and losses	$392.5	$310.1	$751.1	$610.6

Total average assets	$127,287.5	$119,448.0	$125,570.6	$118,865.4
Average net unrealized securities gains	(2,803.9)	(2,293.3)	(2,692.1)	(2,302.4)

Average assets less net unrealized securities gains	$124,483.6	$117,154.7	$122,878.5	$116,563.0

Total average equity	$10,194.2	$8,864.1	$10,017.2	$8,825.5
Average other comprehensive income	(1,804.8)	(1,450.4)	(1,725.3)	(1,456.9)

Total average realized equity	$8,389.4	$7,413.7	$8,291.9	$7,368.6

Return on average total assets	1.22%	1.11%	1.20%	1.12%
Impact of excluding net realized and unrealized securities gains/losses	0.05	(0.05)	0.03	(0.06)

Return on average assets less realized and unrealized securities gains/losses[1]	1.27%	1.06%	1.23%	1.06%

Return on average total shareholders’ equity	15.25%	14.95%	15.02%	15.04%
Impact of excluding net realized and unrealized securities gains/losses	3.56	1.82	3.20	1.67

Return on average realized shareholders’ equity[2]	18.81%	16.77%	18.22%	16.71%

Net interest income	$872.4	$799.5	$1,724.0	$1,622.0
FTE Adjustment	12.7	10.9	25.0	21.4

Net interest income - FTE	885.1	810.4	1,749.0	1,643.4
Noninterest income	622.7	596.8	1,217.8	1,144.5

Total Revenue	$1,507.8	$1,407.2	$2,966.8	$2,787.9

[1]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average assets less net unrealized gains on securities.

[2]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average realized shareholder’s equity.

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

The following table for SunTrust’s reportable business segments compares total income before taxes for the three and six months ended June 30, 2004 to the same period last year:

Total Income Before Taxes		Table 3

	Three Months Ended
(Dollars in thousands) (Unaudited)	June 30, 2004 (As restated)	June 30, 2003
Retail	$327,807	$321,009
Commercial	162,049	155,983
Corporate and Investment Banking	141,257	105,667
Mortgage	66,693	76,580
Private Client Services	56,209	52,668
Corporate/Other	(177,560)	(225,090)

	Six Months Ended
	June 30, 2004 (As restated)	June 30, 2003
Retail	$643,372	$615,740
Commercial	326,253	311,112
Corporate and Investment Banking	257,827	187,385
Mortgage	129,944	141,326
Private Client Services	111,827	99,794
Corporate/Other	(377,363)	(386,900)

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

Corporate/Other

The Corporate/Other line of business’ second quarter total income before taxes improved from a loss of $225.1 million in 2003 to a loss of $177.6 million in 2004. For the six months ended June 30, 2004 compared to the same period in 2003, total income before taxes increased $9.5 million, or 2.5%.

Net interest income increased by $62.8 million for the quarter and $61.9 million for the six-month period ended June 30, 2004 compared to the same periods in 2003. The primary cause for the growth in both periods was an increase in the interest income on the investment portfolio due to higher yields on a larger portfolio.

The provision for loan losses declined $36.1 million compared to the second quarter of 2003 and $41.8 million compared to the six months ended June 30, 2003. This decline is the result of an improvement in the credit quality of certain loan portfolios, which is further noted by the decline in the Company’s allowance for loan losses during the three and six month periods ended June 30, 2004.

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

Provision for Loan Losses and Allowance for Loan Losses. Provision for loan losses totaled $2.8 million in the second quarter of 2004, a decrease of $79.8 million, or 96.6%, from the second quarter of 2003. Provision for loan losses totaled $56.6 million in the first six months of 2004, a decrease of $106.8 million, or 65.3%, compared to the same period of the prior year. The decline in provision was due to an improvement in the Company’s credit quality. In particular, credit risk factors used to evaluate the CIB and indirect auto loan portfolios indicated an improvement in the credit quality of these portfolios. Net charge-offs for the second quarter of 2004 were $37.6 million, a decline of $44.6 million, or 54.3%, from the same period of the prior year. Net charge-offs for the six months ended June 30, 2004 were $96.3 million, a decline of $65.7 million, or 40.5%, from the six months ended June 30, 2003. The decline for the second quarter and first six months of 2004 was primarily due to reductions of $45.4 million and $65.2 million, respectively, in commercial net charge-offs.

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

At June 30, 2004, SunTrust’s allowance for loan losses totaled $902.2 million, or 1.09% of total loans, compared to $941.9 million, or 1.17% of total loans at December 31, 2003. The allowance as a percentage of total nonperforming loans increased from 268.1% at December 31, 2003 to 299.7% at June 30, 2004.

Summary of Loan Loss Experience				Table 7

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2004 (As restated)	2003	2004 (As restated)	2003
Allowance for Loan Losses
Balances - beginning of period	$937.0	$931.1	$941.9	$930.1
Allowance from acquisitions and other activity - net	—	9.3	—	9.3
Provision for loan losses	2.8	82.7	56.6	163.5
Charge-offs
Commercial	(20.0)	(60.4)	(53.5)	(111.1)
Real estate
Construction	(0.1)	(0.6)	(0.8)	(0.7)
Residential mortgages	(8.6)	(4.4)	(19.3)	(8.3)
Other	(1.8)	(1.1)	(3.3)	(1.3)
Consumer loans	(36.7)	(33.8)	(75.1)	(78.7)

Total charge-offs	(67.2)	(100.3)	(152.0)	(200.1)

Recoveries
Commercial	12.5	7.5	24.1	16.5
Real estate
Construction	—	0.2	—	0.4
Residential mortgages	2.2	1.1	4.1	2.4
Other	0.2	0.2	0.4	0.6
Consumer loans	14.7	9.1	27.1	18.2

Total recoveries	29.6	18.1	55.7	38.1

Net charge-offs	(37.6)	(82.2)	(96.3)	(162.0)

Balance - end of period	$902.2	$940.9	$902.2	$940.9

Average loans	$80,936.4	$74,311.5	$80,420.7	$73,684.1
Quarter-end loans outstanding	82,540.2	75,261.8
Ratios
Net charge-offs to average loans (annualized)	0.19%	0.44%	0.24%	0.44%
Provision to average loans (annualized)	0.01	0.45	0.14	0.45
Recoveries to total charge-offs	44.1	18.0	36.6	19.0
Allowance to quarter-end loans	1.09	1.25
Allowance to nonperforming loans	299.7	194.8

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

Income Taxes. The provision for income taxes was $177.3 million and $318.6 million for the second quarter and first six months of 2004, compared to $145.6 million and $288.8 million for the same periods of the prior year. This represents a 31.4% and 29.9% effective tax rate for the second quarter and first six months of 2004, compared to 30.6% and 30.5 % for the same prior year periods. The Company expects the 2004 annual effective tax rate to be between 30-31%, which is consistent with the Company’s normalized tax rate for the past several years.

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

Derivative hedging instrument activities are as follows:

Table 12

	Notional Values[1]
(Dollars in millions) (Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2003	$81	$4,870	$4,951
Additions	—	2,758	2,758
Maturities	(56)	(2,315)	(2,371)

Balance, June 30, 2003	$25	$5,313	$5,338

Balance, January 1, 2004	$25	$9,474	$9,499
Additions	1,521	5,811	7,332
Maturities	—	(1,101)	(1,101)

Balance, June 30, 2004	$1,546	$14,184	$15,730

[1]	Excludes the hedging activity for the Company’s mortgage loans in warehouse. At June 30, 2004 and 2003, mortgage notional amounts totaled $3.6 and $6.2 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end- user:

Risk Management Derivative Financial Instruments [1]				Table 13

(Dollars in millions)(Unaudited)	As of June 30, 2004
	Notional Amount	Gross Unrealized		Equity[8]	Average Maturity in Yrs
		Gains[7]	Losses[7]
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$1,500	$—	$(12)	$(8)	3.09
Fair value hedges
Interest rate swaps [3]	46	1	—	—	3.68
Forward Contracts [4]	3,610	—	(30)	—	0.04

Total asset hedges	$5,156	$1	$(42)	$(8)	0.96

Liability Hedges
Cash flow hedges
Interest rate swaps [5]	$7,267	$67	$(9)	$38	2.64
Fair value hedges
Interest rate swaps [6]	6,917	62	(282)	—	8.03

Total liability hedges	$14,184	$129	$(291)	$38	5.26

[1]	Includes only derivative financial instruments which are qualifying hedges under SFAS No. 149. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at June 30, 2004.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.

[3]	Interest rate swaps are designated as fair value hedges of fixed rate loans.

[4]	Forward contracts are designated as fair value hedges of closed mortgage loans, including both fixed and floating, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 149 ,are not incorporated in this table.

[5]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.

[6]	Interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances and other fixed rate debt.

[7]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.

[8]	At June 30, 2004, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $29.3 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cash flow hedges. Derivatives represent a series of projected cash flows. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. With an upward sloping LIBOR curve, certain interest rate swaps in a net gain position represent projected losses in early periods offset by larger gains in future periods. As of June 30, 2004, $14.4 million of net losses, net of income taxes recorded in accumulated other comprehensive income are expected to be reclassified as interest expense or other income during the next twelve months.

	As of December 31, 2003
	Notional Amount	Gross Unrealized		Equity	Average Maturity in Yrs
		Gains	Losses
Asset Hedges
Fair value hedges
Interest rate swaps	$25	$—	$(1)	$—	0.82
Forward Contracts	3,938	—	(43)	—	0.07

Total asset hedges	$3,963	$—	$(44)	$—	0.07

Liability Hedges
Cash flow hedges
Interest rate swaps	$3,557	$—	$(27)	$(17)	1.38
Fair value hedges
Interest rate swaps	5,917	126	(51)	—	8.56

Total liability hedges	$9,474	$126	$(78)	$(17)	5.86

Capital Ratios	Table 14

(Dollars in millions) (Unaudited)	2004 June 30 (As restated)	2003 December 31
Tier 1 capital	$9,267.1	$8,930.0
Total capital	13,441.3	13,365.9
Risk-weighted assets	113,256.0	113,711.3
Risk-based ratios:
Tier 1 capital	8.18%	7.85%
Total capital	11.87	11.75
Tier 1 leverage ratio	7.53	7.37
Total average shareholders’ equity to total average assets (year-to-date)	7.98	7.43

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

The Company and its subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and its banking subsidiaries are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of June 30, 2004, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 8.18%, 11.87%, and 7.53%, respectively.

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