Form 10-Q
period 2004-09-30
SUNTRUST BANKS INC
filed 2004-11-12
CIK 750556

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

At October 31, 2004, 370,774,006 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year 2004.

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands except per share data) (Unaudited)	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$954,622	$887,210	$2,718,119	$2,699,298
Interest and fees on loans held for sale	62,632	136,630	206,606	356,078
Interest and dividends on securities available for sale
Taxable interest	197,484	125,668	589,051	423,901
Tax-exempt interest	8,352	4,239	17,451	13,772
Dividends[1]	17,942	16,440	52,980	51,581
Interest on funds sold and securities purchased under agreements to resell	5,097	3,538	12,538	12,502
Interest on deposits in other banks	41	37	107	104
Other interest	6,007	3,983	17,263	12,670

Total interest income	1,252,177	1,177,745	3,614,115	3,569,906

Interest Expense
Interest on deposits	177,630	175,358	495,694	606,527
Interest on funds purchased and securities sold under agreements to repurchase	28,594	23,819	68,319	86,117
Interest on other short-term borrowings	4,076	14,853	18,701	18,729
Interest on long-term debt	165,003	130,915	430,450	403,750

Total interest expense	375,303	344,945	1,013,164	1,115,123

Net Interest Income	876,874	832,800	2,600,951	2,454,783
Provision for loan losses	41,774	79,799	98,438	243,264

Net interest income after provision for loan losses	835,100	753,001	2,502,513	2,211,519

Noninterest Income
Service charges on deposit accounts	171,140	162,030	503,062	477,805
Trust and investment management income	149,673	127,777	426,257	372,787
Retail investment services	44,049	38,657	139,626	118,116
Other charges and fees	92,472	86,090	279,985	246,935
Investment banking income	45,916	47,701	145,059	138,680
Trading account profits and commissions	23,343	26,822	83,767	87,198
Card fees	34,716	29,643	104,131	90,692
Other noninterest income	84,576	24,660	185,870	82,341
Securities (losses) gains	(18,193)	31,098	(22,314)	104,375

Total noninterest income	627,692	574,478	1,845,443	1,718,929

Noninterest Expense
Employee compensation	445,825	391,637	1,281,020	1,153,083
Employee benefits	81,909	80,431	274,432	275,309
Net occupancy expense	66,542	60,459	190,030	176,744
Outside processing and software	68,657	65,402	204,902	183,478
Equipment expense	43,275	44,900	134,100	132,916
Marketing and customer development	32,028	24,988	93,902	75,450
Amortization of intangible assets	15,593	16,211	45,823	48,136
Other noninterest expense	176,020	175,837	523,837	470,706

Total noninterest expense	929,849	859,865	2,748,046	2,515,822

Income before provision for income taxes	532,943	467,614	1,599,910	1,414,626
Provision for income taxes	164,177	136,031	482,738	424,836

Net Income	$368,766	$331,583	$1,117,172	$989,790

Average common shares - diluted (thousands)	283,502	281,567	283,381	281,062
Average common shares - basic (thousands)	280,185	278,296	279,851	278,107

Net income per average common share - diluted	$1.30	$1.18	$3.94	$3.52
Net income per average common share - basic	1.31	1.19	3.99	3.56

[1]Includes dividends on common stock of The Coca-Cola Company	12,067	10,619	36,200	31,856

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	September 30 2004	December 31 2003
Assets
Cash and due from banks	$3,642,401	$3,931,653
Interest-bearing deposits in other banks	19,144	16,329
Funds sold and securities purchased under agreements to resell	1,162,032	1,373,392
Trading assets	1,885,894	1,853,137
Securities available for sale[1]	24,508,764	25,606,884
Loans held for sale	4,602,916	5,552,060

Loans	84,617,875	80,732,321
Allowance for loan losses	(892,974)	(941,922)

Net loans	83,724,901	79,790,399

Premises and equipment	1,624,474	1,595,307
Goodwill	1,165,036	1,077,638
Other intangible assets	723,401	639,619
Customers’ acceptance liability	12,465	63,014
Other assets	4,714,557	3,893,721

Total assets	$127,785,985	$125,393,153

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$21,009,255	$21,001,324
Interest-bearing consumer and commercial deposits	53,946,300	51,923,322

Total consumer and commercial deposits	74,955,555	72,924,646
Brokered deposits	3,380,458	3,184,084
Foreign deposits	4,760,048	5,080,789

Total deposits	83,096,061	81,189,519

Funds purchased and securities sold under agreements to repurchase	8,735,483	9,505,246
Other short-term borrowings	1,328,445	4,175,415
Long-term debt	18,756,590	15,313,922
Acceptances outstanding	12,465	63,014
Trading liabilities	816,486	1,048,543
Other liabilities	4,911,938	4,366,328

Total liabilities	117,657,468	115,661,987

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	294,163	294,163
Additional paid in capital	1,303,024	1,288,311
Retained earnings	7,843,069	7,149,118
Treasury stock, at cost, and other	(609,245)	(664,518)
Accumulated other comprehensive income	1,297,506	1,664,092

Total shareholders’ equity	10,128,517	9,731,166

Total liabilities and shareholders’ equity	$127,785,985	$125,393,153

Common shares outstanding	283,001,181	281,923,057
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	11,161,576	12,239,700

[1] Includes net unrealized gains on securities available for sale	$2,048,776	$2,614,512

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Nine months ended September 30
(Dollars in thousands) (Unaudited)	2004	2003
Cash Flows from Operating Activities:
Net income	$1,117,172	$989,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	479,691	719,782
Origination of mortgage servicing rights	(159,818)	(303,397)
Provisions for loan losses and foreclosed property	99,287	244,059
Amortization of compensation element of restricted stock	5,761	4,074
Stock option compensation	14,243	6,366
Securities losses (gains)	22,314	(104,375)
Net gain on sale of assets	(5,384)	(8,772)
Originated loans held for sale, net	(21,818,788)	(37,405,920)
Sales of loans held for sale	22,767,932	35,971,793
Net increase in other assets	(342,213)	(718,638)
Net increase in other liabilities	424,241	1,357,081

Net cash provided by operating activities	2,604,438	751,843

Cash Flows from Investing Activities:
Proceeds from maturities of securities available for sale	3,790,804	9,038,919
Proceeds from sales of securities available for sale	5,071,124	4,690,386
Purchases of securities available for sale	(8,828,655)	(15,550,671)
Loan originations net of principal collected	(6,986,620)	(3,282,090)
Proceeds from sale of loans	265,547	185,989
Capital expenditures	(161,272)	(97,419)
Proceeds from the sale of other assets	26,368	26,697
Other investing activities	2,344	13,932
Net cash used for acquisitions	(191,649)	(34,261)

Net cash used in investing activities	(7,012,009)	(5,008,518)

Cash Flows from Financing Activities:
Net increase (decrease) in consumer and commercial deposits	2,032,133	(78,346)
Net (decrease) increase in foreign and brokered deposits	(124,367)	429,324
Net (decrease) increase in funds purchased and other short-term borrowings	(1,053,702)	2,996,550
Proceeds from the issuance of long-term debt	4,004,456	709,506
Repayment of long-term debt	(575,507)	(113,130)
Proceeds from the exercise of stock options	25,842	8,395
Proceeds from stock issuance	38,203	36,037
Acquisition of treasury stock	(14,063)	(182,152)
Dividends paid	(423,221)	(378,832)

Net cash provided by financing activities	3,909,774	3,427,352

Net decrease in cash and cash equivalents	(497,797)	(829,323)
Cash and cash equivalents at beginning of year	5,321,374	5,558,295

Cash and cash equivalents at end of period	$4,823,577	$4,728,972

Supplemental Disclosure
Interest paid	$979,006	$1,117,010
Income taxes paid	295,167	171,504
Income taxes refunded	272	1,122
Non-cash impact of the deconsolidation of Three Pillars	(2,563,031)	—
Non-cash impact of the consolidation of Three Pillars	—	2,857,316

See notes to Consolidated Financial Statements

Consolidated Statements of Shareholders' Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	282,505	$294,163	$1,276,110	$6,322,217	$(632,464)	$1,509,470	$8,769,496
Net income		—	—	989,790	—	—	989,790
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes		—	—	—	—	23,545	23,545
Change in unrealized gains (losses) on securities, net of taxes		—	—	—	—	(123,951)	(123,951)
Accumulated other comprehensive income related to retirement plans		—	—	—	—	9,757	9,757

Total comprehensive income							899,141
Cash dividends declared, $1.35 per share		—	—	(378,832)	—	—	(378,832)
Exercise of stock options and stock compensation expense	276	—	(500)	—	15,261	—	14,761
Acquisition of treasury stock	(3,275)	—	—	—	(182,152)	—	(182,152)
Acquisition of Lighthouse Financial Services	1,152	—	11,745	—	64,144	(1)	75,888
Restricted stock activity	130	—	(534)	—	534	—	—
Amortization of compensation element of restricted stock	—	—	—	—	4,074	—	4,074
Issuance of stock for employee benefit plans	622	—	1,343	—	34,694	—	36,037

Balance, September 30, 2003	281,410	$294,163	$1,288,164	$6,933,175	$(695,909)	$1,418,820	$9,238,413

Balance, January 1, 2004	281,923	$294,163	$1,288,311	$7,149,118	$(664,518)	$1,664,092	$9,731,166
Net income	—	—	—	1,117,172	—	—	1,117,172
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	3,592	3,592
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(369,930)	(369,930)
Accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(248)	(248)

Total comprehensive income							750,586
Cash dividends declared, $1.50 per share	—	—	—	(423,221)	—	—	(423,221)
Exercise of stock options and stock compensation expense	580	—	8,614	—	31,471	—	40,085
Acquisition of treasury stock	(200)	—	—	—	(14,063)	—	(14,063)
Restricted stock activity	141	—	(823)	—	823	—	—
Amortization of compensation element of restricted stock	—	—	—	—	5,761	—	5,761
Issuance of stock for employee benefit plans	557	—	6,922	—	31,281	—	38,203

Balance, September 30, 2004	283,001	$294,163	$1,303,024	$7,843,069	$(609,245)	$1,297,506	$10,128,517

*	Balance at September 30, 2003 includes $663,702 for treasury stock and $32,207 for compensation element of restricted stock.
Balance at September 30, 2004 includes $582,220 for treasury stock and $27,025 for compensation element of restricted stock.

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

Note 2 – Acquisitions

On October 1, 2004, National Commerce Financial Corporation (NCF), a Memphis-based financial services organization, merged with and into the Company. The Company was the surviving entity in the merger. The merger enhances the Company’s geographic position and expands the Company’s footprint to include new areas within the Southeast, primarily Western Tennessee, North Carolina and South Carolina. The results of operations for NCF will be included in SunTrust’s consolidated financial results beginning October 1, 2004.

The consideration for the acquisition was a combination of cash and stock with an aggregate purchase price of approximately $7.4 billion. The total consideration consisted of $1.8 billion in cash and approximately 76.4 million SunTrust shares. The calculation of the purchase price is as follows:

(Dollars and shares in thousands)(Unaudited)
Purchase Price
Total SunTrust common stock issued	76,422
Purchase price per SunTrust common share[1]	$70.41

Value of SunTrust stock issued		$5,380,873
Investment banking fees		44,380
Estimated fair value of employee stock options		137,122
Cash paid		1,800,000

Total purchase price		$7,362,375

[1]	The value of the shares of common stock was based on the closing price of SunTrust common stock on the day before the completion of the merger.

Notes to Consolidated Financial Statements (Unaudited) – continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Due to the October 1, 2004 closing date, the allocation of the final purchase price is still subject to refinement, as additional information becomes available and further analyses are performed, and therefore subject to change.

(Dollars in thousands)(Unaudited)
Assets
Securities available for sale	$6,094,954
Net loans	14,340,013
Goodwill	5,715,648
Core deposit intangible	327,000
Other intangibles	36,000
Other assets	2,373,265

Total assets	28,886,880

Deposits	15,781,641
Long-term debt	3,332,318
Other liabilities	2,410,546

Net assets acquired	$7,362,375

The core deposit intangible will be amortized over a 10 year period using the sum of the years digit method and the other intangibles will be amortized over a weighted average of 7.3 years using the straight line method. No goodwill related to NCF is deductible for tax purposes.

On May 28, 2004, SunTrust completed the acquisition of substantially all of the assets of Seix Investment Advisors, Inc. The Company acquired approximately $17 billion in assets under management. The Company paid $190 million in cash, with the possibility of additional payments to be made in 2007 and 2009, contingent on performance. The additional payments are currently estimated to total approximately $70 million. The acquisition did not have a material impact on SunTrust’s financial position or results of operations.

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

Notes to Consolidated Financial Statements (Unaudited) – continued

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

In March 2004, the Securities Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments,” which addresses the accounting treatment for loan commitments accounted for as derivative instruments. Interest rate lock commitments (IRLCs) represent commitments to extend credit at specified interest rates. In the normal course of business, the Company enters into derivatives, consisting primarily of mortgage-backed security (MBS) forward sale contracts, to offset the change in value of its IRLCs related to residential mortgage loans that are intended to be held for sale. Pull-through estimates (the degree to which IRLCs are expected to result in closed residential mortgage loans) are used to determine appropriate levels of MBS forward sale contracts.

The SAB references SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” as the primary guidance for IRLC recognition, where IRLCs are classified as derivative financial instruments. Additionally, Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” provides guidance that the absence of an active exchange or market for derivative financial instruments renders its recorded inception value as zero, with subsequent fair values recorded as assets or liabilities. The estimated fair value of IRLCs is derived from current MBS prices, and no fair value is recorded at inception with subsequent changes in value recorded in earnings. Accordingly, the Company accounts for IRLCs associated with mortgages to be held for sale as freestanding derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, and EITF Issue No. 02-3. However, originated IRLCs that are intended for investment fall under SFAS No. 149 paragraph 7(e) and are not treated as derivative financial instruments.

SAB No. 105 permits the recognition of servicing assets only when the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan where servicing is retained. Additionally, the SAB prohibits entities from recording internally-developed intangible assets as part of the loan commitment derivative. SAB No. 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s financial position or results of operations.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. The

Notes to Consolidated Financial Statements (Unaudited) – continued

Company has determined that its postretirement health care plans’ prescription drug benefits are actuarially equivalent to Medicare Part D benefits to be provided under the Act. The Company adopted the provisions of the FSP effective July 1, 2004, based on a remeasurement of the accumulated post retirement benefit obligation (“APBO”) as of January 1, 2004. The adoption of the FSP did not have a material impact on the Company’s financial position or results of operations. The required disclosures related to the Company’s APBO and net periodic postretirement benefit cost are included in Note 9 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The SOP addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue provides guidance for evaluating whether several types of investments, including debt securities classified as held-to-maturity and available-for-sale under FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” are other-than-temporarily impaired and requires certain disclosures. The Issue was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, in September 2004, the evaluation and accounting guidance contained in paragraphs 10 to 20 of this Issue was delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’” The disclosures of the original consensus continued to be effective in annual financial statements for fiscal years ending after December 15, 2003 and for investments accounted for under Statements 115 and 124. For all other investments within the scope of the original Issue, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004.

The delay of the effective date for paragraphs 10–20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’” which provides implementation guidance for debt securities that are impaired solely because of interest rate and/or sector spread increases and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The adoption of the effective provisions of this EITF did not have a material impact on the Company’s financial position or results of operations. The Company is in the process of assessing the impact the delayed provisions will have on its financial position and results of operations, when adopted.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 4 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its 2003 annual review of goodwill and determined there was no impairment. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2003 and 2004 are as follows:

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Total
Balance, January 1, 2003	$687,185	$96,626	$94,852	$15,765	$69,333	$—	$963,761
Purchase price adjustment	7,311	2,078	—	2,109	—	—	11,498
Lighthouse acquisition	41,830	24,447	—	24,804	—	—	91,081
Sun America acquisition	—	—	—	10,168	—	—	10,168
Other acquisitions	—	—	—	690	—	—	690

Balance, September 30, 2003	$736,326	$123,151	$94,852	$53,536	$69,333	$—	$1,077,198

Balance, January 1, 2004	$736,514	$123,276	$94,852	$53,663	$69,333	$—	$1,077,638
Purchase price adjustment	449	190	—	2,579	190	—	3,408
Seix Investment Advisors	—	—	—	—	83,990	—	83,990
Reallocation	(4,975)	—	—	—	4,975	—	—

Balance, September 30, 2004	$731,988	$123,466	$94,852	$56,242	$158,488	$—	$1,165,036

The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2003 and 2004 are as follows:

(Dollars in thousands) (Unaudited)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2003	$216,855	$383,918	$11,385	$612,158
Amortization	(46,065)	(286,186)	(2,073)	(334,324)
Servicing rights originated	—	303,397	—	303,397
Asset acquisition	—	—	402	402
Lighthouse acquisition	9,400	5,398	7,800	22,598
Sun America	—	—	9,000	9,000

Balance, September 30, 2003	$180,190	$406,527	$26,514	$613,231

Balance, January 1, 2004	$165,028	$449,293	$25,298	$639,619
Amortization	(39,872)	(131,275)	(5,951)	(177,098)
Servicing rights originated	—	159,818	—	159,818
Seix acquisition	—	—	99,200	99,200
Other	—	—	1,862	1,862

Balance, September 30, 2004	$125,156	$477,836	$120,409	$723,401

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

Note 5 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2004	2003	2004	2003

Net income, as reported	$368,766	$331,583	$1,117,172	$989,790
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,072	1,362	8,976	3,849
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4,370)	(2,596)	(13,388)	(11,410)

Net income, pro forma	$367,468	$330,349	$1,112,760	$982,229

Earning per share:
Diluted - as reported	$1.30	$1.18	$3.94	$3.52
Diluted - pro forma	1.30	1.17	3.93	3.49

Basic - as reported	1.31	1.19	3.99	3.56
Basic - pro forma	1.32	1.18	3.98	3.53

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 6 – Comprehensive Income

Comprehensive income for the nine months ended September 30, 2004 and 2003 is calculated as follows:

(Dollars in thousands) (Unaudited)	2004	2003
Unrealized loss on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$(565,736)	$(190,694)
Income tax	195,806	66,743

Net of income tax	$(369,930)	$(123,951)

Amounts reported in net income:
(Loss) gain on sale of securities	$(22,314)	$104,375
Net amortization	51,249	147,245

Reclassification adjustment	28,935	251,620
Income tax	(10,127)	(88,067)

Reclassification adjustment, net of tax	$18,808	$163,553

Unrealized (loss) gain on available for sale securities arising during period, net of tax	$(351,122)	$39,602
Reclassification adjustment, net of tax	(18,808)	(163,553)

Net unrealized loss on available for sale securities recognized in other comprehensive income	$(369,930)	$(123,951)

Unrealized gain on derivative financial instruments, net, recognized in other comprehensive income:
Before income tax	$5,526	$36,223
Income tax	(1,934)	(12,678)

Net of income tax	$3,592	$23,545

Accumulated other comprehensive income related to retirement plans	$(248)	$9,757

Total unrealized losses recognized in other comprehensive income	$(366,586)	$(90,649)
Net income	1,117,172	989,790

Total comprehensive income	$750,586	$899,141

The components of accumulated other comprehensive income at September 30 were as follows:

(Dollars in thousands) (Unaudited)	2004	2003
Unrealized gain on available for sale securities	$1,329,413	$1,460,138
Unrealized loss on derivative financial instruments	(13,663)	(23,198)
Accumulated other comprehensive income related to retirement Plans	(18,244)	(18,120)

Total accumulated other comprehensive income	$1,297,506	$1,418,820

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 7 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted earnings per share (EPS). Shares of 7.3 million and 11.0 million for the periods ended September 30, 2004 and 2003, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2004 and 2003 is included in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data) (Unaudited)	2004	2003	2004	2003
Diluted

Net income	$368,766	$331,583	$1,117,172	$989,790

Average common shares outstanding	280,185	278,296	279,851	278,107
Effect of dilutive securities:
Stock options	1,563	1,206	1,765	922
Performance restricted stock	1,754	2,065	1,765	2,033

Average diluted common shares	283,502	281,567	283,381	281,062

Earnings per common share - diluted	$1.30	$1.18	$3.94	$3.52

Basic
Net income	$368,766	$331,583	$1,117,172	$989,790

Average common shares	280,185	278,296	279,851	278,107

Earnings per common share - basic	$1.31	$1.19	$3.99	$3.56

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

Notes to Consolidated Financial Statements (Unaudited) - continued

The tables below disclose selected financial information for SunTrust’s reportable business segments for the three and nine months ended September 30, 2004 and 2003.

(Dollars in thousands)(Unaudited)

	Three Months Ended September 30, 2004
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$29,629,920	$24,770,574	$18,565,740	$24,058,525	$2,856,343	$27,246,866	$127,127,968
Average total liabilities	55,163,025	12,650,755	7,017,954	1,517,239	2,166,376	38,619,714	117,135,063
Average total equity						9,992,905	9,992,905

Net interest income	470,915	171,493	62,116	121,022	14,705	36,623	876,874
Fully taxable-equivalent adjustment (FTE)	22	8,675	4,125	—	2	3,997	16,821

Net interest income (FTE)[1]	470,937	180,168	66,241	121,022	14,707	40,620	893,695
Provision for loan losses [2]	29,143	11,531	8,567	648	453	(8,568)	41,774

Net interest income after provision for loan losses	441,794	168,637	57,674	120,374	14,254	49,188	851,921

Noninterest income	207,196	80,263	158,646	28,614	195,722	(42,749)	627,692
Noninterest expense	287,566	95,815	76,188	85,145	154,760	230,375	929,849

Total income before taxes	361,424	153,085	140,132	63,843	55,216	(223,936)	549,764
Provision for income taxes [3]						180,998	180,998

Net Income	$361,424	$153,085	$140,132	$63,843	$55,216	$(404,934)	$368,766

	Three Months Ended September 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$26,900,449	$23,648,023	$24,371,604	$24,950,586	$2,424,602	$24,406,546	$126,701,810
Average total liabilities	53,342,558	11,011,033	11,642,081	2,392,091	1,569,721	37,507,477	117,464,961
Average total equity						9,236,849	9,236,849

Net interest income	444,262	158,655	71,204	168,002	13,599	(22,921)	832,801
Fully taxable-equivalent adjustment (FTE)	18	6,796	3,474	—	3	1,296	11,587

Net interest income (FTE) [1]	444,280	165,451	74,678	168,002	13,602	(21,625)	844,388
Provision for loan losses [2]	41,917	4,653	31,202	723	674	630	79,799

Net interest income after provision for loan losses	402,363	160,798	43,476	167,279	12,928	(22,255)	764,589

Noninterest income	193,693	83,151	134,244	(11,917)	167,050	8,257	574,478
Noninterest expense	270,341	84,120	80,006	80,507	135,798	209,093	859,865

Total income before taxes	325,715	159,829	97,714	74,855	44,180	(223,091)	479,202
Provision for income taxes [3]						147,619	147,619

Net Income	$325,715	$159,829	$97,714	$74,855	$44,180	$(370,710)	$331,583

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses includes an allocation to the lines of business reflecting credit losses.
[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $16,821 and $11,587 for the three months ended September 30, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Unaudited) - continued

(Dollars in thousands)(Unaudited)

	Nine Months Ended September 30, 2004
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$29,145,797	$24,464,209	$19,412,316	$22,876,729	$2,644,692	$27,549,770	$126,093,513
Average total liabilities	54,442,012	12,183,104	7,656,737	1,529,842	1,895,599	38,377,150	116,084,444
Average total equity						10,009,069	10,009,069

Net interest income	1,361,131	499,812	193,294	363,707	43,804	139,203	2,600,951
Fully taxable-equivalent adjustment (FTE)	60	23,268	11,745	—	6	6,635	41,714

Net interest income (FTE)[1]	1,361,191	523,080	205,039	363,707	43,810	145,838	2,642,665
Provision for loan losses [2]	101,060	23,179	17,737	3,388	485	(47,411)	98,438

Net interest income after provision for loan losses	1,260,131	499,901	187,302	360,319	43,325	193,249	2,544,227

Noninterest income	608,754	240,734	445,205	72,692	573,576	(95,518)	1,845,443
Noninterest expense	862,260	258,447	234,329	239,083	449,567	704,360	2,748,046

Total income before taxes	1,006,625	482,188	398,178	193,928	167,334	(606,629)	1,641,624
Provision for income taxes [3]						524,452	524,452

Net Income	$1,006,625	$482,188	$398,178	$193,928	$167,334	$(1,131,081)	$1,117,172

	Nine Months Ended September 30, 2003
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Private Client Services	Corporate/ Other	Consolidated
Average total assets	$26,302,382	$23,110,426	$22,718,574	$22,474,753	$2,238,493	$24,661,582	$121,506,210
Average total liabilities	52,846,731	10,500,266	8,994,473	1,916,332	1,518,408	36,765,856	112,542,066
Average total equity						8,964,144	8,964,144

Net interest income	1,296,171	465,482	207,563	437,668	38,171	9,728	2,454,783
Fully taxable-equivalent adjustment (FTE)	54	19,305	9,725	—	9	3,940	33,033

Net interest income (FTE) [1]	1,296,225	484,787	217,288	437,668	38,180	13,668	2,487,816
Provision for loan losses [2]	118,950	9,874	108,387	1,592	905	3,556	243,264

Net interest income after provision for loan losses	1,177,275	474,913	108,901	436,076	37,275	10,112	2,244,552

Noninterest income	566,820	207,381	412,726	(643)	490,218	42,427	1,718,929
Noninterest expense	802,617	208,545	225,831	219,252	383,514	676,063	2,515,822

Total income before taxes	941,478	473,749	295,796	216,181	143,979	(623,524)	1,447,659
Provision for income taxes [3]						457,869	457,869

Net Income	$941,478	$473,749	$295,796	$216,181	$143,979	$(1,081,393)	$989,790

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses includes an allocation to the lines of business reflecting credit losses.
[3]	Includes income tax provision and taxable-equivalent income adjustment reversal of $41,714 and $33,033 for the nine months ended September 30, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 9 – Employee Benefits

In the first quarter of 2004, SunTrust contributed $30 million to its pension plan related to the 2003 plan year. SunTrust does not expect to make contributions for the 2004 plan year. The expected long-term rate of return on plan assets is 8.5% for 2004.

The components of the net periodic benefit cost for the three and nine months ended September 30, 2004 were as follows. Expenses for 2003 are not shown because obtaining that information is not practical as this year is the first year interim reporting is required.

(In thousands)(Unaudited)

	Three months ended September 30, 2004
	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$12,373	$426	$486
Interest cost	20,734	1,279	2,797
Expected return on plan assets	(34,624)	—	(2,811)
Amortization of prior service cost	(125)	486	—
Recognized net actuarial loss	9,804	1,109	1,215
Amortization of initial transition obligation	—	—	768

Net periodic benefit cost	$8,162	$3,300	$2,455

	Nine months ended September 30, 2004
	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$35,263	$1,278	$1,918
Interest cost	57,927	3,837	8,200
Expected return on plan assets	(94,299)	—	(7,187)
Amortization of prior service cost	(346)	1,458	—
Recognized net actuarial loss	27,446	3,327	4,941
Amortization of initial transition obligation	—	—	1,934

Net periodic benefit cost	$25,991	$9,900	$9,806

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company determined that its postretirement health care plans’ prescription drug benefits are actuarially equivalent to Medicare Part D benefits. Effective July 1, 2004, the Company adopted FSP 106-2, which provides guidance on how companies should account for the impact of the Act. The effect of the Act was measured as of January 1, 2004 and is now reflected in the Company’s unaudited consolidated financial statements and accompanying notes for the three and nine month periods reported herein. The effect of the Act is a $9.7 million reduction in the APBO as well as a $1.2 million reduction in the net periodic postretirement benefit cost, which was recognized in the Company’s financial statements for the three months ended September 30, 2004.

Notes to Consolidated Financial Statements (Unaudited) – continued

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

On March 1, 2004, Three Pillars was restructured through the issuance of a subordinated note to a third party. Under the terms of the subordinated note, the holder of the note will absorb the majority of Three Pillars’ expected losses. The subordinated note investor therefore is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. Due to the issuance of the subordinated note, the Company deconsolidated Three Pillars effective March 1, 2004. As of September 30, 2004, Three Pillars had assets and liabilities, which were not included on the Consolidated Balance Sheet, of approximately $3.1 billion, consisting of primarily secured loans, marketable asset-backed securities and short-term commercial paper liabilities. As of December 31, 2003, Three Pillars had assets and liabilities of approximately $3.2 billion which were included in the Consolidated Balance Sheet.

Activities related to the Three Pillars relationship generated fee revenue for the Company of approximately $6.4 million and $5.6 million for the quarters ended September 30, 2004 and 2003 and $16.9 million and $16.3 million for the nine months ended September 30, 2004 and 2003, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of September 30, 2004, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars totaled $5.1 billion and $468.5 million, respectively, which represent the Company’s maximum exposure to potential loss. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $773.0 million and $731.8 million where SunTrust is only a limited partner were not included in the Consolidated Balance Sheet at September 30, 2004 and December 31, 2003, respectively. The Company’s maximum exposure to loss for these partnerships at September 30, 2004 was $193.1 million, consisting of the limited partnership investments plus unfunded commitments.

Notes to Consolidated Financial Statements (Unaudited) – continued

SunTrust is the managing general partner of a number of non-registered investment limited partnerships which have been established to provide alternative investment strategies for its customers. In reviewing the partnerships for consolidation, SunTrust determined that these were voting interest entities and accordingly considered the consolidation guidance contained in SOP 78-9, “Accounting for Investments in Real Estate Ventures.” Under the terms of SunTrust’s non-registered investment limited partnerships, the limited partnerships have certain rights, such as those specifically indicated in SOP 78-9 (including the right to remove the general partner, or “kick-out rights”). As such, SunTrust, as the general partner, is precluded from consolidating the limited partnerships under the provisions of SOP 78-9.

Note 11 - Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (FIN 45), the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of September 30, 2004, which have characteristics as specified by FIN 45.

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

As of September 30, 2004 and December 31, 2003, the maximum potential amount of the Company’s obligation was $10.7 billion and $9.7 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $90.7 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2004, which approximates fair value. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Notes to Consolidated Financial Statements (Unaudited) – continued

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. At September 30, 2004, the potential liability associated with these arrangements was approximately $130.0 million. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees at September 30, 2004. If required, these contingent payments would be payable within the next five years.

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (STBREH), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of September 30, 2004 and December 31, 2003, $441.2 and $412.5 million is accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years.

SunTrust Securities, Inc. (STS) and SunTrust Capital Markets, Inc. (STCM), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the nine months ended September 30, 2004, STS and STCM experienced minimal net losses as a result of the indemnity. The clearing agreements expire in December of 2005 for STS and STCM.

SunTrust Bank has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding at September 30, 2004 and December 31, 2003 is $594.0 million and $195.0 million, respectively. As of September 30, 2004, the notional amounts expire as follows: $0.0 million in 2004,

Notes to Consolidated Financial Statements (Unaudited) - continued

$80.0 million in 2005, $63.0 million in 2006, $75.0 million in 2007, $195.0 million in 2008, and $181.0 million in 2009. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Alabama, Florida, Georgia, Maryland, Tennessee, South Carolina, Virginia and the District of Columbia. On October 1, 2004, SunTrust completed its acquisition of National Commerce Financial Corporation (NCF), a Memphis-based financial services organization. The merger enhances the Company’s existing geographic position, and expands the Company’s footprint to include new areas within the Southeast, primarily Western Tennessee, North Carolina and South Carolina. Within its geographic footprint, the Company operates under six business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (CIB), Private Client Services (PCS), Mortgage, and Corporate/Other. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

As of September 30, 2004, SunTrust had 1,204 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,251 automated teller machines and via twenty-four hour telebanking. Such numbers do not reflect the impact of the Company’s acquisition of NCF.

The following analysis of the financial performance of SunTrust for the third quarter and first nine months of 2004 should be read in conjunction with the financial statements, notes and other information contained in this document and the Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2004 presentation. In this section, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (FTE) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

SunTrust presents a return on average realized shareholders’ equity, as well as a return on average assets less realized and unrealized securities gains/losses. These two ratios reflect primarily adjustments to remove the effects of the Company’s securities portfolio which includes the ownership by the Company of 48.3 million shares of The Coca-Cola Company. The Company uses this information internally to gauge its actual performance in the industry. SunTrust believes that the return on assets less realized and unrealized securities gains/losses is more indicative of the Company’s return on assets because it fully reflects the return on assets that are related to the Company’s core businesses, which are primarily customer relationship and customer transaction driven. The Company also believes that the return on average realized equity is more indicative of the Company’s return on equity because the excluded equity relates primarily to a long term holding of a specific security. See Table 1 for a reconciliation of these non-GAAP performance measures to the most directly comparable GAAP financial measures.

The information provided herein may contain estimates of future operating results for SunTrust. These estimates constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which involve significant risks and uncertainties. The forward looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements preceded by, followed by or that include the words “intends,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions or future conditional verbs such as “will,” “should,” “would,” and “could.” Actual results could differ materially from those contained in or implied by such statements for a variety of reasons including, but not limited to: changes in interest rates, changes in accounting principles, policies, or guidelines, significant changes in the economic scenario, significant changes in legislation or regulatory requirements, changes in business conditions or the banking competitive environment, significant changes in securities markets, and litigation risks. SunTrust does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or reducing a liability. In instances where required by accounting principles generally accepted in the United States, the Company uses a discount factor to determine the present value of assets and liabilities. A change in the discount factor could increase or decrease the values of those assets and liabilities. That change could result in either a beneficial or adverse impact on the financial results. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

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

Management estimates losses inherent in pools of loans that have similar characteristics by an evaluation of several factors: historical loan loss experience, current internal risk ratings based on the Company’s two dimensional risk rating system, internal portfolio trends such as increasing or decreasing levels of losses or delinquencies, concentrations, and external influences such as changes in economic or industry conditions.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could affect the required level of the allowance for loan losses and the associated provision for loan losses. Should cash flow assumptions or market conditions change, an adjustment to the allowance for loan losses could be required. Such adjustments could materially affect net income. For additional discussion of the allowance for loan losses see pages 44-45.

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

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment at least once annually and whenever events or circumstances indicate the carrying value may not be recoverable. An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit. In determining the fair value of SunTrust’s reporting units, management makes assumptions about the Company’s revenue growth rate and the cost of equity.

EARNINGS ANALYSIS

SunTrust reported net income of $368.8 million and $1,117.2 million for the third quarter and first nine months of 2004, respectively, an increase of $37.2 million, or 11.2%, and $127.4 million, or 12.9%, compared to the respective periods of the prior year. Reported diluted earnings per share were $1.30 and $1.18 for the three months ended September 30, 2004 and 2003, respectively, and $3.94 and $3.52 for the nine months ended September 30, 2004 and 2003, respectively.

Net interest income increased $49.3 million, or 5.8%, from the third quarter of 2003 to the third quarter of 2004 and increased $154.8 million, or 6.2%, from the first nine months of 2003 to the first nine months of 2004 as the Company benefited from higher earning asset levels, higher interest rates and a steepening yield curve. Average earning assets increased $2.0 billion, or 1.8%, and $4.9 billion, or 4.6%, from the third quarter and first nine months of 2003 to the third quarter and first nine months of 2004, respectively. The margin increased four basis points from 3.08% for the first nine months of 2003 to 3.12% for the first nine months of 2004. The margin increased 13 basis points to 3.11% for the third quarter of 2004 compared to the same period of the prior year. The improvement in the margin was partially attributed to balance sheet positioning, a steeper yield curve and an increase in low cost deposits.

Provision for loan losses was $41.8 million in the third quarter of 2004, a decrease of $38.0 million, or 47.7%, from the third quarter of 2003. Provision for loan losses for the nine months ended September 30, 2004 was $98.4 million, a decrease of $144.8 million, or 59.5%, from the same prior year period. The decline was attributed to an improvement in the credit quality within certain loan portfolios.

Total noninterest income was $627.7 million and $1,845.4 million for the third quarter and first nine months of 2004, respectively, an increase of $53.2 million, or 9.3%, and $126.5 million, or 7.4%, from the third quarter and first nine months of 2003, respectively. Positively impacting noninterest income were increases in trust and investment management income, other charges and fees, and service charges on deposits. Additionally, other noninterest income increased $59.9 million and $103.5 million in the third quarter and first nine months of 2004 compared to the same prior year periods, respectively, primarily due to increases in combined mortgage production and servicing income. Net security gains/losses declined $49.3 million and $126.7 million compared to the third quarter and first nine months of 2003, respectively. Included in net security losses for the third quarter and first nine months of 2004 were $7.8 million and $15.3 million in losses, respectively, due to the write-down of an asset-backed security deemed to be other than temporarily impaired.

Total noninterest expense increased $70.0 million, or 8.1%, and $232.2 million, or 9.2%, in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003. Personnel expenses in the third quarter and first nine months of 2004 increased $55.7 million and $127.1 million compared to the same periods of the prior year, primarily due to normal merit increases, a higher average headcount, and increased incentive based payments related to higher business volumes. Contributing to the year to date increase in other noninterest expense was the consolidation of certain affordable housing partnerships in the third quarter of 2003. In the third quarter of 2004, the Company determined that certain of these partnerships were impaired, as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company recognized in other noninterest expense an estimated impairment expense of $9.0 million. Additionally, a $11.7 million expense for the reserve for unfunded loan commitments was recorded during the first nine months of 2004.

Table 1

Selected Quarterly Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data) (Unaudited)	2004	2003	2004	2003
Summary of Operations
Interest and dividend income	$1,252.1	$1,177.7	$3,614.1	$3,569.9
Interest expense	375.3	344.9	1,013.2	1,115.1

Net interest income	876.8	832.8	2,600.9	2,454.8
Provision for loan losses	41.8	79.8	98.4	243.3

Net interest income after provision for loan losses	835.0	753.0	2,502.5	2,211.5
Noninterest income	627.7	574.5	1,845.4	1,718.9
Noninterest expense	929.8	859.9	2,748.0	2,515.8

Income before provision for income taxes	532.9	467.6	1,599.9	1,414.6
Provision for income taxes	164.1	136.0	482.7	424.8

Net income	$368.8	$331.6	$1,117.2	$989.8

Net interest income-FTE	$893.7	$844.4	$2,642.7	$2,487.8
Total Revenue	1,521.4	1,418.9	4,488.1	4,206.7

Per Common Share
Diluted	$1.30	$1.18	$3.94	$3.52
Basic	1.31	1.19	3.99	3.56

Dividends declared	0.50	0.45	1.50	1.35
Book value	35.79	32.83
Market price:
High	70.69	63.00	76.65	63.00
Low	63.50	58.00	61.27	51.44
Close	70.41	60.37	70.41	60.37

Selected Average Balances
Total assets	$127,128.0	$126,701.8	$126,093.5	$121,506.2
Earning assets	114,334.1	112,328.6	113,014.6	108,087.3
Loans	83,753.2	77,733.2	81,539.6	75,048.6
Consumer and commercial deposits	74,121.8	70,851.5	72,555.4	69,150.9
Brokered and foreign deposits	9,341.3	10,521.1	9,830.2	10,536.6
Shareholders’ equity	9,992.9	9,236.8	10,009.1	8,964.1

Common shares - diluted (thousands)	283,502	281,567	283,381	281,062
Common shares - basic (thousands)	280,185	278,296	279,851	278,107

Financial Ratios (Annualized)
Return on average total assets	1.15%	1.04%	1.18%	1.09%
Return on average assets less realized and unrealized securities gains/losses	1.21	0.99	1.22	1.03
Return on average total shareholders’ equity	14.68	14.24	14.91	14.76
Return on average realized shareholders’ equity	17.45	16.02	17.95	16.47
Net interest margin	3.11	2.98	3.12	3.08

Selected Quarterly Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions except per share data) (Unaudited)	2004	2003	2004	2003
Reconciliation of Non-GAAP Measures
Net income	$368.8	$331.6	$1,117.2	$989.8
Securities losses/(gains), net of tax	11.8	(20.2)	14.5	(67.8)

Net income excluding securities gains and losses	$380.6	$311.4	$1,131.7	$922.0

Total average assets	$127,128.0	$126,701.8	$126,093.5	$121,506.2
Average net unrealized securities gains	(2,055.0)	(2,401.9)	(2,478.2)	(2,336.0)

Average assets less net unrealized securities gains	$125,073.0	$124,299.9	$123,615.3	$119,170.2

Total average equity	$9,992.9	$9,236.8	$10,009.1	$8,964.1
Average other comprehensive income	(1,318.3)	(1,526.4)	(1,588.6)	(1,480.3)

Total average realized equity	$8,674.6	$7,710.4	$8,420.5	$7,483.8

Return on average total assets	1.15%	1.04%	1.18%	1.09%
Impact of excluding realized and unrealized securities gains/losses	0.06	(0.05)	0.04	(0.06)

Return on average assets less realized and unrealized securities gains/losses[1]	1.21%	0.99%	1.22%	1.03%

Return on average total shareholders’ equity	14.68%	14.24%	14.91%	14.76%
Impact of excluding net realized and unrealized securities gains/losses	2.77	1.78	3.04	1.71

Return on average realized shareholders’ equity[2]	17.45%	16.02%	17.95%	16.47%

Net interest income	$876.8	$832.8	$2,600.9	$2,454.8
FTE Adjustment	16.9	11.6	41.8	33.0

Net interest income - FTE	893.7	844.4	2,642.7	2,487.8
Noninterest income	627.7	574.5	1,845.4	1,718.9

Total Revenue	$1,521.4	$1,418.9	$4,488.1	$4,206.7

[1]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average assets less net unrealized gains on securities.
[2]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average realized shareholder’s equity.

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid

	Quarter Ended
	September 30, 2004			September 30, 2003
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:(1)
Taxable	$81,776.5	$943.0	4.59%	$75,961.3	$876.8	4.58%
Tax-exempt(2)	1,976.7	24.2	4.87	1,771.9	20.5	4.60

Total loans	83,753.2	967.2	4.59	77,733.2	897.3	4.58
Securities available for sale:
Taxable	22,068.4	215.4	3.90	20,261.1	142.1	2.81
Tax-exempt(2)	800.9	12.6	6.27	362.0	5.8	6.38

Total securities available for sale	22,869.3	228.0	3.99	20,623.1	147.9	2.87
Funds sold and securities purchased under agreements to resell	1,403.3	5.1	1.42	1,420.5	3.4	0.97
Loans held for sale	4,650.8	62.6	5.39	10,833.0	136.6	5.04
Interest-bearing deposits	18.5	—	0.88	6.6	0.1	2.22
Trading assets	1,639.0	6.1	1.47	1,712.2	4.0	0.92

Total earning assets	114,334.1	1,269.0	4.42	112,328.6	1,189.3	4.20
Allowance for loan losses	(955.4)			(954.8)
Cash and due from banks	3,687.5			3,459.8
Premises and equipment	1,620.4			1,578.3
Other assets	6,386.4			7,888.0
Unrealized gains on securities available for sale	2,055.0			2,401.9

Total assets	$127,128.0			$126,701.8

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$12,999.5	$17.6	0.54%	$11,792.8	$11.1	0.37%
Money Market accounts	22,434.4	47.3	0.84	22,452.7	43.8	0.77
Savings	7,424.7	15.8	0.85	6,315.7	10.5	0.66
Consumer time	6,967.3	36.3	2.07	7,837.4	47.2	2.39
Other time	3,805.7	23.1	2.41	3,506.1	20.2	2.28

Total interest-bearing consumer and commercial deposits	53,631.6	140.1	1.04	51,904.7	132.8	1.02
Brokered deposits	3,546.1	16.0	1.77	3,410.6	24.5	2.82
Foreign deposits	5,795.2	21.5	1.45	7,110.5	18.0	0.99

Total interest-bearing deposits	62,972.9	177.6	1.12	62,425.8	175.3	1.11
Funds purchased and securities sold under agreements to repurchase	9,448.8	28.6	1.18	11,852.5	23.8	0.79
Other short-term borrowings	880.6	4.1	1.84	3,696.7	14.9	1.59
Long-term debt	18,099.9	165.0	3.63	12,488.7	130.9	4.16

Total interest-bearing liabilities	91,402.2	375.3	1.63	90,463.7	344.9	1.51
Noninterest-bearing deposits	20,490.2			18,946.8
Other liabilities	5,242.7			8,054.5
Shareholders’ equity	9,992.9			9,236.8

Total liabilities and shareholders’ equity	$127,128.0			$126,701.8

Interest rate spread			2.79%			2.69%

Net Interest Income		$893.7			$844.4

Net Interest Margin(3)			3.11%			2.98%

[1]	Interest income includes loan fees of $27.9 and $29.1 million in the quarters ended September 30, 2004 and September 30, 2003, respectively, and $85.6 and $90.8 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $16.8 and $11.6 million in the quarters ended September 30, 2004 and September 30, 2003, respectively, and $41.7 and $33.0 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Table 2

	Nine Months Ended
	September 30, 2004			September 30, 2003
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:(1)
Taxable	$79,593.7	$2,684.3	4.50%	$73,440.4	$2,669.4	4.86%
Tax-exempt(2)	1,945.9	68.1	4.67	1,608.2	58.2	4.84

Total loans	81,539.6	2,752.4	4.51	75,048.6	2,727.6	4.86
Securities available for sale:
Taxable	22,436.0	642.0	3.82	20,363.0	475.5	3.11
Tax-exempt(2)	539.4	24.8	6.12	377.7	18.4	6.50

Total securities available for sale	22,975.4	666.8	3.87	20,740.7	493.9	3.17
Funds sold and securities purchased under agreements to resell	1,402.2	12.6	1.17	1,456.4	12.5	1.13
Loans held for sale	5,366.7	206.6	5.13	9,054.6	356.1	5.24
Interest-bearing deposits	17.2	0.1	0.83	9.6	0.1	1.45
Trading assets	1,713.5	17.4	1.35	1,777.4	12.7	0.96

Total earning assets	113,014.6	3,655.9	4.32	108,087.3	3,602.9	4.46
Allowance for loan losses	(954.3)			(949.6)
Cash and due from banks	3,597.4			3,411.9
Premises and equipment	1,616.6			1,587.8
Other assets	6,341.0			7,032.8
Unrealized gains on securities available for sale	2,478.2			2,336.0

Total assets	$126,093.5			$121,506.2

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$12,715.4	$42.8	0.45%	$11,567.1	$39.5	0.46%
Money Market accounts	22,313.3	132.5	0.79	22,199.8	161.2	0.97
Savings	6,918.5	38.7	0.75	6,262.9	37.2	0.79
Consumer time	7,074.3	108.3	2.05	8,101.8	159.9	2.64
Other time	3,539.2	62.7	2.37	3,448.2	59.2	2.30

Total interest-bearing consumer and commercial deposits	52,560.7	385.0	0.98	51,579.8	457.0	1.18
Brokered deposits	3,705.2	55.6	1.97	3,631.0	89.3	3.24
Foreign deposits	6,125.0	55.1	1.18	6,905.6	60.2	1.15

Total interest-bearing deposits	62,390.9	495.7	1.06	62,116.4	606.5	1.31
Funds purchased and securities sold under agreements to repurchase	9,927.5	68.3	0.90	12,061.0	86.1	0.94
Other short-term borrowings	1,538.8	18.7	1.62	1,693.2	18.7	1.48
Long-term debt	16,770.5	430.5	3.43	12,046.5	403.8	4.48

Total interest-bearing liabilities	90,627.7	1,013.2	1.49	87,917.1	1,115.1	1.70
Noninterest-bearing deposits	19,994.7			17,571.0
Other liabilities	5,462.0			7,054.0
Shareholders’ equity	10,009.1			8,964.1

Total liabilities and shareholders’ equity	$126,093.5			$121,506.2

Interest rate spread			2.83%			2.76%

Net Interest Income		$2,642.7			$2,487.8

Net Interest Margin(3)			3.12%			3.08%

[3]	Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $37.8 and $25.0 million in the quarters ended September 30, 2004 and September 30, 2003, respectively, and $110.9 and $35.0 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

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

Retail

The Retail line of business includes loans, deposits, and other fee-based services for consumer and private banking clients, as well as business clients with less than $5 million in sales. Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the Internet (www.SunTrust.com) and the telephone (1-800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When client needs change and expand, Retail refers clients to SunTrust’s Private Client Services, Mortgage and Commercial lines of business.

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

Private Client Services

Private Client Services (PCS) provides a full array of wealth management products and professional services to both individual and institutional clients. PCS’ primary segments include brokerage, individual wealth management, and institutional investment management and administration. SunTrust Securities, Inc. operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. Alexander Key offers full service brokerage services to affluent and wealthy clients who generally do not have a pre-existing relationship with the Company. Alexander Key is currently located in Atlanta, Nashville, Washington D.C., Jacksonville, Orlando, and Richmond. PCS also offers professional investment management and trust services to clients seeking active management of their financial resources. The ultra high net worth segment of these clients is serviced by Asset Management Advisors (AMA). AMA provides “family office” services to high net worth clients. Acting in this capacity, AMA investment professionals utilize sophisticated financial products and wealth management tools to provide a holistic approach to multi-generational wealth management. AMA is currently located in Atlanta, Orlando, West Palm Beach, Washington D.C., Charlotte, N.C., and Greenwich, Connecticut. Institutional investment management and administration is comprised of Trusco Capital Management, Inc. (Trusco), Retirement Services, Endowment & Foundation Services, Corporate Trust, and Stock Transfer. Retirement Services provides administration and custody services for 401(k) and employee defined benefit plans. Endowment & Foundation Services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate Trust targets issuers of tax-exempt and corporate debt and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services. Trusco is a registered investment advisor that acts as the investment manager for PCS’ clients and the STI Classic Funds.

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

The following table for SunTrust’s reportable business segments compares total income before taxes for the three and nine months ended September 30, 2004 to the same period last year:

Total Income Before Taxes	Table 3

	Three Months Ended
(Dollars in thousands) (Unaudited)	September 30, 2004	September 30, 2003
Retail	$361,424	$325,715
Commercial	153,085	159,829
Corporate and Investment Banking	140,132	97,714
Mortgage	63,843	74,855
Private Client Services	55,216	44,180
Corporate/Other	(223,936)	(223,091)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Retail	$1,006,625	$941,478
Commercial	482,188	473,749
Corporate and Investment Banking	398,178	295,796
Mortgage	193,928	216,181
Private Client Services	167,334	143,979
Corporate/Other	(606,629)	(623,524)

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and nine months ended September 30, 2004 to the same period last year:

Table 4

(Dollars in thousands) (Unaudited)	Three Months Ended
	September 30, 2004		September 30, 2003
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$26,820,343	$55,069,808	$23,921,929	$53,202,938
Commercial	22,677,373	12,299,813	21,595,901	10,782,293
Corporate and Investment Banking	13,072,723	3,240,545	16,560,063	2,968,759
Mortgage	18,699,549	1,358,824	13,390,028	2,210,756
Private Client Services	2,342,973	2,068,724	2,117,465	1,526,514

	Nine Months Ended
	September 30, 2004		September 30, 2003
Lines of Business	Average loans	Average deposits	Average loans	Average deposits
Retail	$26,073,633	$54,331,997	$23,292,958	$52,697,736
Commercial	22,341,953	11,841,752	21,168,139	10,326,651
Corporate and Investment Banking	13,650,402	3,236,030	15,788,263	2,898,492
Mortgage	17,049,595	1,373,431	12,693,520	1,742,986
Private Client Services	2,270,871	1,813,820	1,953,705	1,481,603

The following analysis details the operating results for each line of business for the three and nine months ended September 30, 2004 and 2003:

Retail

Retail’s total income before taxes for the nine months ended September 30, 2004 was $1.0 billion, an increase of $65.1 million, or 6.9%, compared to the nine months ended September 30, 2003. The third quarter of 2004 total income before taxes was up $35.7 million, or 11.0%, compared to the third quarter of 2003. For both year to date and quarterly periods, the increase in total income before taxes was attributable to improvements in net interest income, lower provision for loan losses, and higher noninterest income. Net interest income growth was primarily the result of increased loan and deposit balances. Noninterest income was higher primarily due to higher service charges on deposit accounts. Noninterest expenses were higher due to investments in the Retail distribution network and improved technologies.

For the nine months ended September 30, 2004, average loans were $26.1 billion, a $2.8 billion, or 11.9%, increase compared to the nine months ended September 30, 2003. Quarterly loan growth was $2.9 billion, a 12.1% increase compared to the third quarter of 2003. Growth in both Consumer and Commercial loan products drove the increase in the loan portfolio.

For the nine months ended September 30, 2004, average deposits were $54.3 billion, a $1.6 billion, or 3.1%, increase over the same period of 2003. Quarterly deposit growth was $1.9 billion, a 3.5% increase compared to the third quarter of 2003. Demand deposits were the primary driver of the deposit growth.

Commercial

The Commercial line of business’ total income before taxes decreased $6.7 million, or 4.2%, for the three months ended September 30, 2004 and increased $8.4 million, or 1.8%, for the nine months ended September 30, 2004. Both periods experienced an increase in net interest income. Additionally impacting the year to date comparable results was the consolidation of certain affordable housing partnerships, which were consolidated in the third quarter of 2003.

Net interest income increased $14.7 million, or 8.9%, for the three months ended September 30, 2004 and $38.3 million, or 7.9%, for the nine months ended September 30, 2004 compared to the same periods of 2003. The growth was driven by a $1.2 billion, or 5.5%, rise in average loan balances and a $1.5 billion, or 14.7%, increase in average deposit balances for the nine months ended September 30, 2004 compared to the same period of 2003. The rise in average deposit balances was driven by increased customer liquidity.

Total noninterest income for the third quarter of 2004 decreased $2.9 million, or 3.5%, compared to the third quarter of 2003, but increased $33.4 million, or 16.1%, on a year to date basis. The consolidation of certain affordable housing partnerships comprised $38.8 million of the growth for the nine months ended September 30, 2004. Service charges on deposit accounts have declined due to customers receiving higher earnings credits on their deposits which offset service charges.

Total noninterest expense for the third quarter of 2004 increased $11.7 million, or 13.9%, compared to the third quarter of 2003 and $49.9 million, or 23.9%, on a year to date basis. The consolidation of certain affordable housing partnerships comprised $35.9 million of the increase for the nine months ended September 30, 2004 and included $9.0 million related to the estimated level of impairment of the affordable housing partnerships as of September 30, 2004. The remainder of the increase primarily related to technology investments.

Corporate and Investment Banking

Corporate and Investment Banking’s total income before taxes for the three months ended September 30, 2004 was $140.1 million, an increase of $42.4 million, or 43.4%, compared to the three months ended September 30, 2003. The increase was primarily attributable to a $22.6 million decrease in the allocated provision for loan losses. The remaining $19.8 million increase in total income before taxes was due to an improvement of $24.4 million, or 18.2%, in noninterest income, and a $3.8 million, or 4.8%, decrease in noninterest expense, offset by a decrease of $8.4 million, or 11.3%, in net interest income. A significant driver of the increase in noninterest income was equity capital markets investment income and institutional trading revenue activity.

For the three months ended September 30, 2004, average loans decreased $3.5 billion, or 21.1%, compared to the same period of 2003. Under the provisions of FIN 46, SunTrust consolidated its commercial paper conduit, Three Pillars, effective July 1, 2003. As of March 31, 2004, Three Pillars was restructured and deconsolidated. The impact increased average loans by $2.4 billion for the third quarter of 2003. The remaining $1.1 billion decline in average loans was primarily due to soft corporate loan demand and a reduction in the usage of revolving lines of credit.

Corporate and Investment Banking’s total income before taxes for the nine months ended September 30, 2004 was $398.2 million, an increase of $102.4 million, or 34.6%, compared to the nine months ended September 30, 2003. The increase was primarily attributable to a $90.7 million decrease in the allocated provision for loan losses. Net interest income for the nine months ended September 30, 2004 was $205.0 million, down $12.2 million, or 5.6%, compared to the nine months ended September 30, 2003. Noninterest income was $445.2 million, up $32.5 million, or 7.9%, compared to the same period of last year. Noninterest expense for the nine months ended September 30, 2004 increased $8.5 million, or 3.8%, compared to the nine months ended September 30, 2003.

For the nine months ended September 30, 2004, average loans decreased $2.1 billion, or 13.5%, compared to the same period in 2003. The effects of Three Pillars resulted in $0.2 billion of the decline. The remainder of the decline was due primarily to continued soft demand in new corporate borrowings and a reduction in the usage of revolving lines of credit.

Mortgage

Mortgage’s total income before taxes for the nine months ended September 30, 2004 was $193.9 million a decline of $22.3 million, or 10.3%, compared to the nine months ended September 30, 2003. For the third quarter of 2004, total income before taxes was $63.8 million, $11.0 million, or 14.7%, below the third quarter of 2003.

Net interest income was down $74.0 million, or 16.9%, and $47.0 million, or 28.0% for the year to date and quarterly periods, respectively. The primary reason for these declines was lower income from mortgage loans held for sale due to a decline in loan production. Year-to-date mortgage loan production of $22.3 billion declined 40.4% from year to date 2003 production of $37.4 billion. The third quarter of 2004 mortgage loan production was $7.0 billion, down 49.3% from the prior year’s third quarter mortgage loan production of $13.8 billion. Partially offsetting these declines was higher income from increased residential loan portfolio balances.

September 30, 2004 year to date noninterest income was up $73.3 million compared to the prior year, and $40.5 million compared to the third quarter of 2003. Loan production income, which is included in noninterest income, was down for both the year-to-date and quarterly periods relative to the comparable periods of 2003, primarily due to declining mortgage loan production. Offsetting the declines in production income was an improvement in mortgage servicing income. The higher servicing income was primarily due to lower mortgage servicing rights amortization due to lower mortgage loan prepayments. Additionally, servicing income benefited from higher servicing fees resulting from a larger servicing portfolio. At September 30, 2004, the servicing portfolio was $74.5 billion compared with $67.7 billion at September 30, 2003.

Year to date noninterest expense was $19.8 million, or 9.0%, higher than the comparable 2003 period. Higher salary expense, as well as expenses related to mid-year 2003 acquisitions were the primary reasons for the increased expense. For the third quarter of 2004 noninterest expense was up $4.6 million, or 5.8%, compared to the prior year. Lower volume-related expenses were more than offset by costs related to sales force growth and sales promotions.

Private Client Services

Private Client Services’ total income before taxes was $55.2 million, an increase of $11.0 million, or 25.0%, for the quarter ended September 30, 2004 compared to the same period of 2003. For the nine months ended September 30, 2004, the total income before taxes was $167.3 million, an increase of $23.4 million, or 16.2%, compared to the same period of 2003.

Noninterest income increased $28.7 million, or 17.2%, for the quarter ended September 30, 2004 and $83.4 million, or 17.0%, for the nine months ended September 30, 2004 compared to the same periods of 2003. Trust and investment management income increased $21.9 million, or 17.1%, for the quarter ended September 30, 2004 and $53.5 million, or 14.3%, for the nine months ended September 30, 2004 compared to the same periods of 2003. The year to date growth in trust and investment management income was due to an increase in assets under management as well as an increase in estate settlement and distribution fees. At September 30, 2004 and 2003, assets under management were approximately $117 billion and $98 billion, respectively. Assets under management increased 19.4% due to the second quarter of 2004 acquisition of substantially all the assets of Seix Investment Advisors, Inc. which added $16.8 billion in managed assets; net new business acquisitions; and net appreciation in the markets. Average assets under management increased 18.4% for the three months and 14.4% for the nine months ended September 30, 2004 compared to the same periods of 2003. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $199 billion, which included $22 billion in non-managed corporate trust assets, $36 billion in non-managed trust assets, and $24 billion in retail brokerage assets.

Retail investment income increased $5.6 million, or 14.9%, for the quarter ended September 30, 2004 and $21.5 million, or 18.8%, for the nine months ended September 30, 2004 compared to the same periods of 2003. The increase in retail investment income was primarily due to growth in broker production, the number of brokers, and increased revenue generated from Alexander Key. Retail investment sales, including insurance, which are typically commission only, increased 18.4% and 26.6% for the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003.

Net interest income increased $1.1 million, or 8.1%, for the quarter ended September 30, 2004 and $5.6 million, or 14.7%, for the nine months ended September 30, 2004 compared to the same periods of 2003. The growth was primarily attributable to 10.6% and 16.2% increases in average loans and 35.5% and 22.4% increases in average deposits for the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003.

Noninterest expense increased $19.0 million, or 14.0%, for the quarter ended September 30, 2004 and $66.1 million, or 17.2%, for the nine months ended September 30, 2004 compared to the same periods of 2003. The increase was primarily due to the acquisition of substantially all the assets of Seix Investment Advisors, Inc., increased commissions and incentives from new business activity, additional personnel, and additional expense related to the conversion to a new trust accounting system.

Corporate/Other

The Corporate/Other line of business’ third quarter total income before taxes declined from a loss of $223.1 million in 2003 to a loss of $223.9 million in 2004. For the nine months ended September 30, 2004 total income before tax was a loss of $606.6 million compared to a loss of $623.5 in the same period of 2003.

Net interest income increased $62.2 million for the third quarter of 2004 and $132.2 million for the nine months ended September 30, 2004 compared to the same periods of 2003. The primary cause for the growth in both periods was an increase in the interest income earned on investments due to higher yields and a larger portfolio.

The provision for loan losses declined $9.2 million compared to the third quarter of 2003 and $51.0 million compared to the nine months ended September 30, 2003. This decline is the result of an improvement in the credit quality of certain loan portfolios, which is further noted by the decline in the Company’s allowance for loan losses during the three and nine months ended September 30, 2004.

Noninterest income decreased from $8.3 million in the third quarter of 2003 to negative $42.7 million for the same quarter of 2004. During the nine months ended September 30, 2004, noninterest income was negative $95.5 million compared to $42.4 million for the nine months ended September 30, 2003. The primary reason for the declines was security gains of $31.1 and $104.4 million were realized for the third quarter and first nine months of 2003, respectively, and security losses of $18.2 and $22.3 million were recorded for the third quarter and first nine months of 2004, respectively.

Noninterest expense in the third quarter of 2004 increased $21.3 million, or 10.2%, from the same quarter of 2003. For the first nine months of 2004 compared to the same period of 2003, noninterest expense increased $28.3 million, or 4.2%. The primary reason for the growth in both periods was increased employee compensation expense.

Average total assets increased $2.8 billion, or 11.6%, for the third quarter of 2004 compared to the same quarter of 2003 and $2.9 billion, or 11.7%, on a year to date basis. The growth was primarily a result of an increase in the investment portfolio. Average total liabilities increased $1.1 billion, or 3.0%, on a quarterly basis and $1.6 billion, or 4.4%, on a year to date basis. This rise was a result of increases in long-term debt.

Market Risk Management. Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (EVE) to adverse movements in interest rates, is SunTrust’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). SunTrust is also exposed to market risk in its trading activities, mortgage servicing rights, holding residential mortgage loans prior to selling them to the secondary mortgage market and commitments to customers to fund mortgage loans that will be sold to the secondary mortgage market, and equity holdings of The Coca-Cola Company common stock. The Asset/Liability Management Committee (ALCO) meets regularly and is responsible for reviewing the interest-rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.

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

	Estimated % Change in Net Interest Income Over 12 Months
Rate Change (Basis Points)	September 30, 2004	June 30, 2004
+ 100	0.2%	0.3%
- 100	-0.6%	-0.7%

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

SunTrust also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as “EVE.” The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time (ramp), EVE uses instantaneous changes in rates (shock). EVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of September 30, 2004, an instantaneous 100 basis point increase in rates is estimated to decrease EVE 4.0% versus EVE in a stable rate environment. An instantaneous 100 basis point decrease in rates is estimated to increase EVE 1.7% versus EVE in a stable rate environment. These changes are within the established policy limits.

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

The estimated combined period-end Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each Desk) was $2.1 million as of September 30, 2004 and $1.3 million as of December 31, 2003. Trading assets net of trading liabilities were $1.1 billion as of September 30, 2004 and $804.6 million as of December 31, 2003.

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

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $1.9 billion at September 30, 2004. A 10% decrease in share price of The Coca-Cola Company common stock at September 30, 2004 would result in a decrease, net of deferred taxes, of approximately $126 million in accumulated other comprehensive income.

Net Interest Income/Margin. Net interest income for the first nine months of 2004 was $2,642.7 million, an increase of $154.8 million or 6.2% from the first nine months of 2003 and $893.7 million for the third quarter of 2004, an increase of $49.3 million or 5.8%, from the third quarter of 2003. Net interest income benefited from higher average earning assets, growth in lower cost deposits, and a steeper yield curve.

The net interest margin was up four basis points from 3.08% in the first nine months of 2003 to 3.12% in the first nine months of 2004, and increased 13 basis points from 2.98% in the third quarter of 2003 to 3.11% in the third quarter of 2004. The Company consolidated Three Pillars, a multi-seller commercial paper conduit to comply with FIN 46 in July 2003, and deconsolidated Three Pillars on March 1, 2004. Three Pillars adversely impacted the net interest margin two basis points for the first nine months of 2004. In addition to the consolidation of Three Pillars, SunTrust consolidated its affordable housing partnerships in 2003, which had a negative one basis point impact on net interest margin for the first nine months of 2004. The earning asset yield for the first nine months of 2004 declined 14 basis points from the first nine months of 2003, and increased 22 basis points from the third quarter of 2003 to the third quarter of 2004. For the first nine months and third quarter of 2004, loan yields decreased 35 basis points and increased 1 basis point, respectively, and securities available for sale yields increased 70 basis points and 112 basis points, respectively, from the comparable prior year periods. In the first nine months and third quarter of 2004, the total interest-bearing liability costs declined 21 basis points and increased 12 basis points, respectively, from the first nine months and third quarter of 2003. The larger decrease in liability cost versus the decrease in earning asset yield caused the overall net interest margin to increase on a year-to-date basis. On a quarterly basis, the larger increase in earning asset yield versus the increase in liability cost also caused the overall net interest margin to increase.

The increase in the margin was due to a number of factors. The Company’s balance sheet is positioned to benefit from higher rates and a steeper yield. Since the third quarter of 2003, the yield curve has generally been steeper and rates have trended higher in anticipation of the Federal Reserve increasing the Fed Funds rate, which it did starting on June 30, 2004. The Federal Reserve has increased the Fed Funds rate 75 basis points to 1.75% by the end of the third quarter. The yield curve on average has been steeper in 2004 versus 2003. Net interest margin benefited from the steeper yield curve as the Company has added fixed-rate assets at higher rates, while short-term rates did not increase to the degree longer-term rates did over this time frame, holding down the degree in which liability costs increased as a majority of liability rates follow short-term interest rate changes. The steeper yield curve has effectively widened the spread of incremental asset production over this period. Another factor adding to the increase in net interest margin has been the significant growth in lower cost deposits, mainly Demand Deposit accounts (DDA) and NOW accounts. DDA and NOW accounts increased $3.6 billion or 12.3% on average for the first nine months of 2004 compared to the first nine months of 2003. DDA and NOW accounts increased $2.8 billion or 8.9% on average for the third quarter of 2004 compared to the third quarter of 2003. The growth in DDA’s and NOW accounts replaced more expensive wholesale funding, helping the margin increase in 2004. STI prime rate averaged 4.42% for the third quarter of 2004, an increase of 42 basis points from the third quarter of 2003. The Federal Reserve Bank Fed Funds rate averaged 1.42% for the third quarter of 2004, 42 basis points above the third quarter 2003 average.

For the first nine months and third quarter of 2004, average earning assets were up 4.6% and 1.8% and average interest-bearing liabilities increased 3.1% and 1.0%, respectively. For the first nine months and third quarter of 2004, average loans rose $6.5 billion and $6.0 billion, securities available for sale increased $2.2 billion and $2.2 billion, and loans held for sale decreased $3.7 billion and $6.2 billion, respectively. Loans held for sale decreased due to lower mortgage production.

The Company continues to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Campaigns to attract customer deposits were implemented in 2003 and 2004. The Company believes that deposit growth has also benefited from the volatility in the financial markets. For the first nine months of 2004, average NOW accounts increased $1.1 billion, or 9.9%, compared to the first nine months of 2003 and $1.2 billion, or 10.2%, for the third quarter of 2004 compared to the third quarter of 2003. In addition, demand deposits grew $2.4 billion, or 13.8%, and $1.5 billion, or 8.1%, in the first nine months and third quarter of 2004, respectively, over the first nine months and third quarter of 2003.

Interest income that the Company was unable to recognize on nonperforming loans had a zero basis point impact on the margin as average nonaccrual loans declined 40.1% or $199.6 million for the first nine months of 2004. The impact on margin was a two basis points decline for the first nine months of 2003. Table 2 contains more detailed information concerning average balances, yields earned and rates paid.

Noninterest Income. Noninterest income increased $53.2 million, or 9.3%, from the third quarter of 2003 to the third quarter of 2004 and $126.5 million, or 7.4%, from the first nine months of 2003 to the first nine months of 2004 due to strong growth in customer-driven fee income. Positively impacting noninterest income were increases in other charges and fees, service charges on deposits, and trust and investment management income. Net securities gains/losses declined $49.3 million, or

158.5%, and $126.7 million, or 121.4%, compared to the third quarter and first nine months of 2003, respectively. Included in net security losses for the third quarter and first nine months of 2004 were $7.8 million and $15.3 million in losses respectively, due to the other than temporary write-down of an asset-backed security.

Other charges and fees increased $6.4 million, or 7.4%, compared to the third quarter of 2003 and $33.1 million, or 13.4%, on a year-to-date basis. The increase was primarily due to increases in insurance revenues and letter of credit fees. The increase in insurance revenues was due to increased sales volume and the acquisition of an insurance subsidiary of Lighthouse Financial Services, Inc. in June 2003. The increase in letter of credit fees was primarily due to increased volume.

Service charges on deposit accounts increased $9.1 million, or 5.6%, and $25.3 million, or 5.3%, compared to the third quarter and first nine months of 2003, respectively. The increase on both a quarterly and a year to date basis was due to an increase in NSF/stop payment service charges. The increase was driven by increased volumes, increased pricing and other revenue enhancement initiatives.

Trust and investment management income increased $21.9 million, or 17.1%, compared to the third quarter of 2003 and $53.5 million, or 14.3%, compared to the first nine months of 2003. The year to date growth in trust and investment management income was due to an increase in assets under management as well as an increase in estate settlement and distribution fees. At September 30, 2004 and 2003, assets under management were approximately $117 billion and $98 billion, respectively. Assets under management increased 19.4% due to the second quarter of 2004 acquisition of substantially all the assets of Seix Investment Advisors, Inc., which added $16.8 billion in managed assets; net new business acquisitions; and net appreciation in the markets. Average assets under management increased 18.4% for the three months and 14.4% for the nine months ended September 30, 2004 compared to the same periods of 2003. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $199 billion, which included $22 billion in non-managed corporate trust assets, $36 billion in non-managed trust assets, and $24 billion in retail brokerage assets.

Retail investment income increased $5.4 million, or 13.9%, and $21.5 million, or 18.2%, compared to the third quarter and first nine months of 2003. The increase in retail investment income was primarily due to growth in broker production, the number of brokers, and increased revenue generated from Alexander Key. Retail investment sales, including insurance, which are typically commission only, increased 18.4% and 26.6% for the three and nine months ended September 30, 2004, respectively, compared to the same periods of 2003.

Other noninterest income increased $59.9 million, or 243.0%, and $103.5 million, or 125.7%, compared to the third quarter and first nine months of 2003. Combined mortgage production and servicing income increased $37.9 million and $64.5 million, respectively, compared to the third quarter and first nine months of 2003. Mortgage servicing related income increased $63.6 million and $181.3 million, respectively, compared to the third quarter and first nine months of 2003 primarily due to a decline in amortization of mortgage servicing rights related to a decrease in mortgage prepayments. Mortgage production income decreased $25.7 million and $116.8 million, respectively, compared to the third quarter and first nine months of 2003. The decrease was due to a $6.8 billion and $15.1 billion decrease in production volume compared to the third quarter and first nine months of 2003, respectively, as a result of reduced refinancing activities. Certain affordable housing partnerships, which were consolidated beginning in the third quarter of 2003, resulted in an increase of $15.7 million compared to the first nine months of 2003.

Table 5

Noninterest Income

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2004	2003	% Change	2004	2003	% Change
Service charges on deposit accounts	$171.1	$162.0	5.6	$503.1	$477.8	5.3
Trust and investment management income	149.7	127.8	17.1	426.3	372.8	14.3
Retail investment services	44.0	38.7	13.9	139.6	118.1	18.2
Other charges and fees	92.5	86.1	7.4	280.0	246.9	13.4
Investment banking income	45.9	47.7	(3.7)	145.1	138.7	4.6
Trading account profits and commissions	23.3	26.8	(13.0)	83.8	87.2	(3.9)
Card fees	34.7	29.6	17.1	104.1	90.7	14.8
Securities (losses)/gains	(18.2)	31.1	(158.5)	(22.3)	104.4	(121.4)
Other income	84.7	24.7	243.0	185.7	82.3	125.7

Total noninterest income	$627.7	$574.5	9.3	$1,845.4	$1,718.9	7.4

Noninterest Expense. Noninterest expense increased $70.0 million, or 8.1%, and $232.2 million, or 9.2%, in the third quarter and first nine months of 2004 compared to the same periods of the prior year. Personnel expense increased $55.7 million, or 11.8%, from the third quarter of 2003 to the third quarter of 2004 and $127.1 million, or 8.9%, from the first nine months of 2003 to the first nine months of 2004. The increase in personnel expense was primarily attributed to increased salaries and incentives. The increase in salaries was primarily attributed to normal merit increases and a higher average headcount, primarily in the PCS, Mortgage and Retail lines of business. Headcount increased from 27,650 at September 30, 2003, to 27,830 at September 30, 2004. The increase in incentives was primarily due to an increase in commission and performance based incentive plans. This increase in incentives was due to stronger business volumes in the PCS, Retail and CIB lines of business.

Personnel expense was positively impacted by a decline in pension expense of $7.9 million, or 49.3%, and $21.8 million, or 45.6%, in the third quarter and first nine months of 2004 compared to the same periods of the prior year. The decline in pension expense was primarily attributed to a higher than expected return on plan assets.

Noninterest expense was further impacted by a $21.4 million, or 11.7%, increase in outside processing and software expenses compared to the nine months ended September 30, 2003. The increase was primarily attributed to costs associated with the implementation of imaging capabilities and to higher processing expenses due to increased business volumes. Marketing and customer development expenses increased $7.0 million, or 28.2%, and $18.5 million, or 24.5%, in the third quarter and first nine months of 2004 compared to the same periods in the prior year. The increase in advertising costs was partially attributed to the “Banking that doesn’t interrupt your life” campaign. This campaign is designed to promote the convenience of banking with SunTrust. The increase in advertising costs was also attributed to the Grand American Rolex Sports Car sponsorship. Consulting and legal fees increased $3.7 million, or 26.3%, and $11.3 million, or 27.4%, in the third quarter and first nine months of 2004 compared to the same periods in the prior year. The increase was attributable to higher consulting fees primarily related to revenue enhancement and cost control initiatives.

Other noninterest expense increased $43.6 million, or 22.6% compared to the nine months ended September 30, 2003. The increase was primarily due to a $40.2 million increase related to the consolidation of certain affordable housing partnerships, which included a $9.0 million impairment charge based on a valuation analysis performed as of September 30, 2004. These partnerships were consolidated beginning in the third quarter of 2003. Also impacting other noninterest expense on a year to date basis was a $11.7 million addition to the reserve for unfunded loan commitments recorded in 2004.

The efficiency ratio increased in the third quarter 2004 to 61.1% compared to 60.6% in the third quarter 2003 and increased to 61.2% for the first nine months of 2004 compared to 59.8% for the same period in the prior year.

Table 6

Noninterest Expense

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2004	2003	% Change	2004	2003	% Change
Employee compensation	$445.8	$391.7	13.8	$1,281.0	$1,153.1	11.1
Employee benefits	81.9	80.4	1.8	274.4	275.3	(0.3)

Total personnel expense	527.7	472.1	11.8	1,555.4	1,428.4	8.9
Net occupancy expense	66.5	60.5	10.1	190.0	176.7	7.5
Outside processing and software	68.7	65.4	5.0	204.9	183.5	11.7
Equipment expense	43.3	44.9	(3.6)	134.1	132.9	0.9
Marketing and customer development	32.0	25.0	28.2	93.9	75.5	24.5
Consulting and legal	17.9	14.2	26.3	52.8	41.5	27.4
Credit and collection services	17.8	19.3	(7.6)	47.9	54.5	(12.3)
Postage and delivery	16.0	17.4	(7.7)	49.4	52.0	(5.0)
Communications	15.9	16.1	(1.2)	48.0	46.5	3.3
Amortization of intangible assets	15.6	16.2	(3.8)	45.8	48.1	(4.8)
Other staff expense	14.8	15.0	(1.2)	44.5	41.5	7.4
Operating supplies	10.2	10.8	(5.1)	32.2	28.9	11.2
FDIC premiums	4.5	4.7	(3.1)	13.5	13.6	(0.8)
Other real estate income	(0.6)	(0.3)	79.7	(1.3)	(1.1)	24.3
Other expense	79.5	78.6	1.1	236.9	193.3	22.6

Total noninterest expense	$929.8	$859.9	8.1	$2,748.0	$2,515.8	9.2

Efficiency ratio	61.1%	60.6%		61.2%	59.8%

Provision for Loan Losses and Allowance for Loan Losses. Provision for loan losses totaled $41.8 million in the third quarter of 2004, a decrease of $38.0 million, or 47.7%, from the third quarter of 2003. Provision for loan losses totaled $98.4 million for the nine months ended September 30, 2004, a decrease of $144.8 million, or 59.5%, compared to the same period of the prior year. The decline in provision was due to an improvement in the Company’s credit quality. In particular, credit risk factors used to evaluate the CIB and indirect auto loan portfolios indicated an improvement in the credit quality of these portfolios. Net charge-offs for the third quarter of 2004 were $51.0 million, a decline of $28.2 million, or 35.6%, from the same period of the prior year. Net charge-offs for the nine months ended September 30, 2004 were $147.3 million, a decline of $93.9 million, or 38.9%, from the nine months ended September 30, 2003. The decline in total net charge-offs for the third quarter and first nine months of 2004 was primarily due to reductions in commercial and consumer net charge-offs. Commercial net charge-offs declined $17.4 million, or 40.8%, from the third quarter of 2003 to the third quarter of 2004 and $82.6 million, or 60.2%, from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. Consumer net charge-offs declined $11.5 million, or 36.6%, and $23.9 million, or 26.0%, compared to the third quarter and nine months ended September 30, 2004.

SunTrust maintains an allowance that is appropriate for the estimated level of inherent losses in its loan portfolio for the point in time being reviewed. The Allowance Committee is responsible for establishing and monitoring the allowance methodology used to estimate the inherent losses in the loan portfolios. In addition, the Allowance Committee meets at least quarterly to review and approve the allowance. The allowance methodology includes a component for collective loan impairment for homogenous loan pools and a component for larger individual loan impairment. Relevant accounting and regulatory guidance is used to identify and analyze the loan pools and individual loans for impairment. Numerous loss factors are used to analyze the loan pools including current and historical credit quality results, credit risk ratings, industry or obligor concentrations, and external economic risk factors.

At September 30, 2004, SunTrust’s allowance for loan losses totaled $893.0 million, or 1.06% of total loans, compared to $941.9 million, or 1.17% of total loans at December 31, 2003. The allowance as a percentage of total nonperforming loans increased from 268.1% at December 31, 2003 to 315.7% at September 30, 2004.

Table 7

Summary of Loan Loss Experience

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2004	2003	2004	2003
Allowance for Loan Losses
Balances - beginning of period	$902.2	$940.9	$941.9	$930.1
Allowance from acquisitions and other activity - net	—	—	—	9.3
Provision for loan losses	$41.8	79.8	98.4	243.3

Charge-offs
Commercial	(36.7)	(56.3)	(90.2)	(167.4)
Real estate
Construction	(2.3)	—	(3.1)	(0.7)
Residential mortgages	(5.7)	(5.8)	(24.9)	(14.1)
Other	(1.0)	(1.3)	(4.3)	(2.6)
Consumer loans	(32.5)	(40.2)	(107.7)	(118.9)

Total charge-offs	(78.2)	(103.6)	(230.2)	(303.7)

Recoveries
Commercial	11.5	13.6	35.7	30.2
Real estate
Construction	—	—	0.1	0.4
Residential mortgages	2.7	1.2	6.8	3.7
Other	0.4	0.7	0.7	1.2
Consumer loans	12.6	8.8	39.6	26.9

Total recoveries	27.2	24.3	82.9	62.4

Net charge-offs	(51.0)	(79.3)	(147.3)	(241.3)

Balance - end of period	$893.0	$941.4	$893.0	$941.4

Average loans	$83,753.2	$77,733.2	$81,539.6	$75,048.6
Quarter-end loans outstanding	84,617.9	78,788.2

Ratios
Net charge-offs to average loans (annualized)	0.24%	0.40%	0.24%	0.43
Provision to average loans (annualized)	0.20	0.41	0.16	0.43
Recoveries to total charge-offs	34.8	23.5	36.0	20.5
Allowance to quarter-end loans	1.06	1.19
Allowance to nonperforming loans	315.7	217.6

Nonperforming Assets. Nonperforming assets totaled $304.2 million at September 30, 2004, a decrease of $73.9 million, or 19.5%, from December 31, 2003. The decrease was primarily attributable to a $68.5 million, or 19.5%, decline in nonperforming loans and resulted in a decline in the ratio of nonperforming assets to total loans plus other real estate owned (OREO) and other repossessed assets to 0.36% at September 30, 2004 from 0.47% at December 31, 2003. Nonperforming loans at September 30, 2004 included $263.2 million of nonaccrual loans and $19.7 million of restructured loans, the latter of which represents a select group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first nine months of 2004 and 2003, this amounted to $15.6 million and $10.2 million, respectively. Included in the first nine months of 2004 was $3.2 million of interest collected from two large corporate customer loans which had also been on nonaccrual status in prior periods. For the first nine months of 2004 and 2003, interest income of $15.1 million and $27.1 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Table 8

Nonperforming Assets

(Dollars in millions) (Unaudited)	2004	2003	% Change
	September 30	December 31
Nonperforming Assets
Nonaccrual loans:
Commercial	$114.9	$165.9	(30.8)
Real Estate:
Construction	24.3	4.4	449.5
Residential mortgages	69.8	85.4	(18.2)
Other	32.7	48.6	(32.7)
Consumer loans	21.5	32.2	(33.3)

Total nonaccrual loans	263.2	336.5	(21.8)
Restructured loans	19.7	14.8	33.4

Total nonperforming loans	282.9	351.3	(19.5)
Other real estate owned (OREO)	10.9	16.5	(33.6)
Other repossessed assets	10.4	10.3	1.6

Total nonperforming assets	$304.2	$378.1	(19.5)

Ratios:
Nonperforming loans to total loans	0.33%	0.44%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.36	0.47

Accruing Loans Past Due 90 Days or More	$175.8	$196.4

Loans. Total loans at September 30, 2004, were $84.6 billion, an increase of $3.9 billion, or 4.8%, from December 31, 2003. Commercial loans decreased $2.4 billion, or 7.9%, compared to December 31, 2003 due to the deconsolidation of Three Pillars in the first quarter of 2004. As of December 31, 2003, commercial loans of $2.8 billion related to Three Pillars were included in the consolidated totals. Residential mortgages increased $3.5 billion, or 20.4%, compared to December 31, 2003. This increase was due to slightly higher rates, thus causing an improvement in adjustable rate mortgage production, which the Company tends to retain in its portfolio. Home equity loans increased $1.7 billion, or 24.9%, compared to December 31, 2003. The increase in home equity loans was attributable to an increase in consumer demand.

Table 9

Loan Portfolio by Types of Loans

(Dollars in millions) (Unaudited)	2004 September 30	2003 December 31	% Change
Commercial	$28,244.9	$30,681.9	(7.9)
Real estate:
Home equity	8,699.6	6,965.3	24.9
Construction	5,196.2	4,479.8	16.0
Residential mortgages	20,712.9	17,208.1	20.4
Other	9,317.8	9,330.1	(0.1)
Commercial credit card	167.5	133.0	25.9
Consumer loans	12,279.0	11,934.1	2.9

Total loans	$84,617.9	$80,732.3	4.8

Income Taxes. The provision for income taxes was $164.1 million and $482.7 million for the third quarter and first nine months of 2004, compared to $136.0 million and $424.8 million for the same periods of the prior year. This represents a 30.8% and 30.2% effective tax rate for the third quarter and first nine months of 2004, respectively, compared to 29.1% and 30.0 % for the same respective prior year periods. The Company expects the 2004 annual effective tax rate to be between 30-31%, which is consistent with the Company’s normalized tax rate for the past several years.

Securities Available for Sale. The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company managed the portfolio in the third quarter of 2004 with the goal of improving yield without increasing interest rate risk. The portfolio yield improved to 3.87% at September 30, 2004 compared with 3.66% at December 31, 2003. The estimated average life was 3.8 years at September 30, 2004 and 4.0 years at December 31, 2003. The portfolio’s average duration was 2.7 at September 30, 2004, unchanged from December 31, 2003. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 2.7 suggests an expected price change of 2.7% for a one percent change in interest rates, without considering any embedded call or prepayment options. The portfolio size was $22.5 billion on an amortized cost basis at September 30, 2004, slightly lower compared to $23.0 billion at December 31, 2003. The current mix of securities as of September 30, 2004 is shown in Table 10, compared with December 31, 2003. Net securities losses of $18.2 million and $22.3 million were realized in the third quarter and first nine months of 2004, primarily due to selling lower-yielding securities in order to reinvest in higher-yielding securities. Included in net security losses for the third quarter and first nine months of 2004 were $7.8 million and $15.3 million in losses, respectively, due to the other than temporary write-down of an asset-backed security.

The carrying value of the investment portfolio, all of which is classified as “securities available for sale,” reflected $2.0 billion in net unrealized gains at September 30, 2004, including a $1.9 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The net unrealized gain of this common stock investment decreased $516.5 million, while the net unrealized gain on the remainder of the portfolio decreased $49.3 million compared to December 31, 2003. These changes in market value did not affect the net income of SunTrust, however, the after tax effects were included in other comprehensive income.

Table 10

Securities Available for Sale

	At September 30, 2004		At December 31, 2003
(Dollars In millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$1,804.4	$1,798.9	$2,286.4	$2,292.5
States and political subdivisions	797.2	831.5	363.0	380.5
Asset-backed securities	3,945.0	3,950.1	5,417.9	5,428.0
Mortgage-backed securities	13,438.7	13,470.7	12,181.1	12,273.5
Corporate bonds	1,774.1	1,798.2	2,097.2	2,111.7
Common stock of The Coca-Cola Company	0.1	1,933.1	0.1	2,449.5
Other securities	700.5	726.3	646.7	671.2

Total securities available for sale	$22,460.0	$24,508.8	$22,992.4	$25,606.9

Table 11

Unfunded Lending Commitments

(Dollars in Millions) (Unaudited)	2004
September 30
Unused lines of credit
Commercial	$33,720.6
Mortgage commitments	14,786.1
Home equity lines	9,730.9
Commercial paper conduit	5,088.1
Commercial real estate	4,179.4
Commercial credit card	704.7

Total unused lines of credit	$68,209.8

Letters of credit
Financial standby	$10,359.8
Performance standby	294.0
Commercial	164.9

Total letters of credit	$10,818.7

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 66.2% of the funding base on average for the third quarter of 2004, compared to 64.8% for the same period of 2003, and 64.0% for the fourth quarter of 2003. The increase in this ratio from third quarter 2003 was primarily due to the inclusion of Three Pillars and its associated Commercial

Paper in the funding base for the third quarter of 2003. Average customer deposits increased $3.3 billion compared to the third quarter of 2003. The deposit growth reflects successful marketing campaigns and growth from customer uncertainty due to volatility of the financial markets. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Mortgage refinance activity during the last few years has influenced the balance of loans held for sale, which has been funded using short-term unsecured borrowings. Refinance activity slowed in the third quarter of 2004 relative to the third quarter of 2003 with production of $7.0 billion and $13.8 billion, respectively. Production in the fourth quarter of 2003 was $6.3 billion. The balance of loans held for sale was $4.6 billion, $9.2 billion and $5.6 billion at September 30, 2004, September 30, 2003 and December 31, 2003, respectively. Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $11.8 billion, $21.3 billion and $15.9 billion for the same periods, respectively. Commercial paper related to Three Pillars, which was deconsolidated during the first quarter of 2004, was $2.9 billion and $3.2 billion at September 30, 2003 and December 31, 2003, respectively.

Total net wholesale funding, including short-term unsecured borrowings, secured wholesale borrowings and long-term debt, totaled $36.1 billion at September 30, 2004, compared to $42.7 billion at September 30, 2003 and $39.1 billion at year-end 2003. Long-term debt increased from $12.9 billion at September 30, 2003 to $18.8 billion at September 30, 2004. The increase reflects, in part, the wholesale funding required to offset earning asset growth not supported by deposit growth, the reduction in short-term borrowings and the funding of the $1.8 billion payment included in the purchase price for NCF. The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding through the policy established and reviewed by ALCO.

The Company maintains access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, Federal Home Loan Bank advances, Global Bank Note issuance and commercial paper issuance. As of September 30, 2004, SunTrust Bank had $14.6 billion remaining under its $20 billion Global Bank Note program. This capacity reflects $1.5 billion of senior debt issued during the first quarter of 2004 and a $10 billion increase to the program, completed on March 31, 2004. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources.

The Company has a contingency funding plan that stress tests liquidity needs that may arise from certain events such as agency rating downgrades, rapid loan growth, or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events. Liquidity is measured and monitored for SunTrust Bank and the Company. The Company reviews the net short-term mismatch, which measures the ability of the holding company to meet obligations through the sale or pledging of assets should access to SunTrust Bank dividends be constrained. The Company has $1.5 billion of availability remaining on its current shelf registration statement for the issuance of debt.

As detailed in Table 11, the Company had $68.2 billion in total commitments to extend credit at September 30, 2004 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $10.8 billion in letters of credit as of September 30, 2004, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.1 billion support variable rate demand obligations (VRDOs) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of September 30, 2004, the Company was in compliance with all other covenants and provisions of all debt agreements.

Variable Interest Entities and Off-Balance Sheet Arrangements. See Notes 10 and 11 of the Notes to Consolidated Financial statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off-balance sheet arrangements.

Derivatives. Derivative financial instruments are components of the Company’s risk management profile. These instruments include interest rate swaps, options, futures, forward contracts, and credit default swaps. The Company also enters into derivative instruments as a service to banking customers. In the normal course of business, the Company monitors and offsets its market risk exposure with dealers.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. All derivatives are recorded in the financial statements at fair value in accordance with SFAS No. 133.

Derivative hedging instrument activities are as follows:

Table 12

	Notional Values[1]
(Dollars in millions)(Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2003	$81	$4,870	$4,951
Additions	—	5,652	5,652
Maturities	(56)	(2,860)	(2,916)

Balance, September 30, 2003	$25	$7,662	$7,687

Balance, January 1, 2004	$25	$9,474	$9,499
Additions	3,421	6,311	9,732
Terminations	—	(900)	(900)
Dedesignation	—	(117)	(117)
Maturities	—	(1,101)	(1,101)

Balance, September 30, 2004	$3,446	$13,667	$17,113

[1]	Excludes the hedging activity for the Company’s mortgage loans in warehouse. At September 30, 2004 and 2003, mortgage notional amounts totaled $2.7 billion and $7.2 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end- user:

Table 13

Risk Management Derivative Financial Instruments 1

	As of September 30, 2004
	Notional Amount	Gross Unrealized		Equity [9]	Average Maturity in Yrs
(Dollars in millions)(Unaudited)		Gains[7]	Losses[7]
Asset Hedges
Cash flow hedges
Interest rate swaps[2]	$3,400	$17	$(1)	$10	2.65
Fair value hedges
Interest rate swaps[3]	46	—	—	—	3.47
Forward Contracts[4]	2,710	—	(18)	—	0.07

Total asset hedges	$6,156	$17	$(19)	$10	1.52

Liability Hedges
Cash flow hedges
Interest rate swaps[5]	$6,750	$28	$(46)	$(12)	2.33
Fair value hedges
Interest rate swaps[6]	6,917	105	(55)	—	7.78

Total liability hedges	$13,667	$133	$(101)	$(12)	5.09

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps[8]				$(12)	—

Total Terminated/Dedesignated hedges				$(12)	—

[1]	Includes only derivative financial instruments which are qualifying hedges under SFAS No. 149. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at September 30, 2004.
[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents interest rate swaps designated as fair value hedges of fixed rate loans.
[4]	Forward contracts are designated as fair value hedges of closed mortgage loans, including both fixed and floating, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 149, are not incorporated in this table.
[5]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.
[6]	Represents interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances and other fixed rate debt.
[7]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.
[8]	Represents interest rate swaps that have been terminated and / or dedesignated as derivatives that qualify for hedge accounting. The interest rate swaps were designated as cash flow hedges of senior notes and tax exempt bonds. The $12.3 million of net losses, net of taxes recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.
[9]	At September 30, 2004, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $13.7 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cashflow hedges. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of September 30, 2004, $4.9 million of net gains, net of taxes recorded in accumulated other comprehensive income are expected to be reclassified as interest expense or interest income during the next twelve months.

	As of December 31, 2003
	Notional Amount	Gross Unrealized			Average Maturity in Yrs
		Gains	Losses	Equity
Asset Hedges
Fair value hedges
Interest rate swaps	$25	$—	$(1)	$—	0.82
Forward Contracts	3,938	—	(43)	—	0.07

Total asset hedges	$3,963	$—	$(44)	$—	0.07

Liability Hedges
Cash flow hedges
Interest rate swaps	$3,557	$—	$(27)	$(17)	1.38
Fair value hedges
Interest rate swaps	5,917	126	(51)	—	8.56

Total liability hedges	$9,474	$126	$(78)	$(17)	5.86

Table 14

Capital Ratios

	2004	2003
(Dollars in millions) (Unaudited)	September 30	December 31
Tier 1 capital	$9,538.9	$8,930.0
Total capital	13,367.7	13,365.9
Risk-weighted assets	115,548.7	113,711.3
Risk-based ratios:
Tier 1 capital	8.26%	7.85%
Total capital	11.57	11.75
Tier 1 leverage ratio	7.71	7.37
Total average shareholders’ equity to total average assets (year-to-date)	7.94	7.43

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

The Company and its subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and its banking subsidiaries are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of September 30, 2004, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 8.26%, 11.57%, and 7.71%, respectively.

The Company notes that capital ratios in the fourth quarter of 2004 will decline due to the effects of the NCF merger; however, SunTrust expects all capital ratios will remain within the well capitalized range.

The Company raises subordinated debt as part of managing total capital regulatory ratios. The Company’s debt shelf registrations provide for the issuance of subordinated debt. In 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary. This amount is reflected in other liabilities and totals $441.2 million and $412.5 million, including accrued interest as of September 30, 2004 and December 31, 2003, respectively.

The NCF acquisition closed on October 1, 2004. In connection with the merger, the Company issued approximately 76.4 million shares of SunTrust common stock with an aggregate value of approximately $5.4 billion for the purchase of NCF. The remaining $1.8 billion of the purchase price was funded with cash generated by a combination of $800 million of wholesale CDs issued May 17, 2004 and $1 billion of senior debt issued August 6, 2004.

In December 2003, the Financial Accounting Standards Board issued a revised interpretation of FIN 46, which required deconsolidation of subordinated beneficial interests. As a result, the Company deconsolidated its Trust Preferred Securities in the fourth quarter of 2003. There was no impact to the results of operations and a less than .04% impact to the statement of condition as a result of the deconsolidation. These notes payable to trusts established to issue the preferred securities are included in long-term debt and totaled $1.65 billion at September 30, 2004 and December 31, 2003.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first nine months of 2004, the Company repurchased 200,000 shares for $14.1 million compared to 3.3 million shares for $182.2 million repurchased in the first nine months of 2003. As of September 30, 2004, the Company was authorized to purchase up to an additional 6.0 million shares under current Board resolutions.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. The Company’s capital needs are assessed based on expected growth and the current economic climate.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management” for a discussion of market risk on pages 37-40.

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

As described in Part I, Item 1 of the Company’s Quarterly Reports on Form 10-Q/A for the first and second quarters of 2004, the Company has restated its previously issued financial results for the quarterly periods ended March 31, 2004 and June 30, 2004. SunTrust released its preliminary conclusions regarding an expected restatement of these prior period financial results in a press release on October 11, 2004. The Company also stated in this release that it would postpone the announcement of its third quarter earnings until the Company’s Audit Committee had completed its review described below. As previously disclosed, the Company placed certain individuals on administrative leave, including the Chief Credit Officer and Controller (Chief Accounting Officer).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in 2004:

	Total number of shares purchased[1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[2]
January 1-31	—	$—	—	6,227,796
February 1-29	—	—	—	6,227,796
March 1-31	200,000	70.32	200,000	6,027,796
April 1-30	—	—	—	6,027,796
May 1-31	—	—	—	6,027,796
June 1-30	—	—	—	6,027,796
July 1-31	—	—	—	6,027,796
August 1-31	—	—	—	6,027,796
September 1-30	—	—	—	6,027,796

Total	200,000	$70.32	200,000

[1]	In addition to these repurchases, pursuant to SunTrust’s employee stock option plans, participants may exercise SunTrust stock options by surrendering shares of SunTrust common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in SunTrust’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended September 30, 2004, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: July 2004 — 3,710 shares at an average price per share of $65.36; August 2004 — 3,340 shares at an average price per share of $67.32; September 2004 — 619 shares at an average price per share of $68.56.
[2]	On November 12, 2002, the Board of Directors authorized the purchase of 10 million shares of SunTrust common stock in addition to 2,796 shares which were remaining from a June 13, 2001 authorization. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 15, 2004, the Company held a special shareholders’ meeting for the purpose of approving the issuance of shares of SunTrust common stock in connection with the merger of National Commerce Financial Corporation with and into the Company. 191,434,183 shares were cast in favor of the proposal, 3,427,319 shares were cast against the proposal and 1,902,369 shares abstained.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

•	Exhibit 3.1 – Amended and Restated Articles of Incorporation of the Company, effective November 14, 1989, and amendment effective as of April 24, 1998, incorporated on Form 10-K for the year ended December 31, 1998.

•	Exhibit 3.2 – Amendment to restated Articles of Incorporation of the Company, effective April 18, 2000, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q as of March 31, 2000.

•	Exhibit 3.3 – Bylaws of the Company, amended effective as of April 16, 2002, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q as of March 31, 2002.

•	Exhibit 10.1 – Letter Agreement dated August 10, 2004 from SunTrust Bank to James M. Wells, III regarding split dollar life insurance

•	Exhibit 10.2 – Change in Control Agreement dated August 10, 2004 between SunTrust Banks, Inc. and Mark A. Chancy.

•	Exhibit 31.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1 – Certification of Chairman of the Board, President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.2 – Certification of Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of November, 2004.

SunTrust Banks, Inc.
(Registrant)

/S/ Thomas E. Panther
Senior Vice President and Interim Controller (Chief Accounting Officer)