Form 10-K
period 2004-12-31
SUNTRUST BANKS INC
filed 2005-03-01
CIK 750556

2004 FORM 10-K

Securities and Exchange Commission

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

Commission file number 1-8918

SunTrust Banks, Inc.

Incorporated in the State of Georgia

IRS Employer Identification Number 58-1575035

Address: 303 Peachtree Street, NE, Atlanta, GA 30308

Telephone: (404) 588-7711

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock–$1.00 par value, which is registered on the New York Stock Exchange.

As of January 31, 2005, SunTrust had 360,831,081 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on June 30, 2004 was approximately $18.3 billion.

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from SunTrust’s Proxy Statement for its 2005 Annual Shareholders’ Meeting, which will be filed with the Commission by March 15, 2005 (the “Proxy Statement”). Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders. Except for parts of the SunTrust Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission.

EXECUTIVE OFFICERS

Name	Business Experience	Age
L. Phillip Humann	Chairman of the Board and Chief Executive Officer of SunTrust. Until December 2004, Mr. Humann also was President of SunTrust. He is a Director of Coca-Cola Enterprises Inc., Equifax Inc. and Haverty Furniture Companies, Inc. Mr. Humann has been a director of the Company since 1991.	59

Mark A. Chancy	Senior Executive Vice President and Chief Financial Officer of SunTrust since August 10, 2004. From July 2001 until August 10, 2004 he was Senior Vice President and Treasurer of SunTrust. From 1997 to July 2001 he was Chief Financial Officer of The Robinson-Humphrey Company.	40

John W. Clay, Jr.	A Vice Chairman of SunTrust from August 2000 until December 9, 2004 when he announced his intention to retire, with management oversight of banking functions, including corporate and investment banking. Until his retirement on December 31, 2005, Mr. Clay will be consulting with SunTrust on Tennessee business development and providing transition consulting on his previous duties. From 1997 until August 2000 he was an Executive Vice President of SunTrust.	63

Robert H. Coords	Senior Executive Vice President and Chief Risk Officer of SunTrust since December 9, 2004. Prior to that, he was an Executive Vice President of SunTrust and Chief Efficiency and Quality Officer.	62

David F. Dierker	Senior Executive Vice President and Chief Administrative Officer of SunTrust since December 9, 2004. From January 2000 to November 2004, Mr. Dierker served as Strategic Financial Officer of SunTrust.	47

Raymond D. Fortin	General Counsel and Executive Vice President since December 9, 2004. Prior to December 2004 Mr. Fortin served as a Senior Vice President of SunTrust as well as General Counsel.	52

Richard L. Furr	An Executive Vice President of SunTrust and head of the Carolinas group banking operations since October 1, 2004. From June 2003 to October 2004, Mr. Furr was Chief Operating Officer of National Commerce Financial Corporation. From July 2000 to June 2003 he was President of CCB Financial Corporation. Prior to the July 2000 merger of National Commerce Bancorporation and CCB Financial Corporation, he was Chief Operating Officer of CCB Financial Corporation.	55

Charles T. Hill	An Executive Vice President of SunTrust and, since January 2001, Chairman, President and Chief Executive Officer of the Mid-Atlantic banking operations. From August 2000 to January 2001, Mr. Hill was President and Chief Executive Officer of the Mid-Atlantic banking operations. Prior to August 2000, Mr. Hill was Executive Vice President, Commercial Banking, and Senior Credit Officer for the Mid-Atlantic region.	54

Name	Business Experience	Age
Theodore J. Hoepner	A Vice Chairman of SunTrust from August 2000 until December 9, 2004 when he announced his intention to retire, with responsibility for SunTrust’s asset quality, efficiency and quality initiatives, human resources and legal and regulatory affairs. Mr. Hoepner was also Chief Risk Officer from February 2003 until December 9, 2004 and had responsibility for SunTrust’s audit and internal control functions. Until his retirement on June 30, 2005, Mr. Hoepner will be consulting with SunTrust on Florida business development, government affairs, transition of the new Florida executive team and providing transition consulting on his previous duties. From August 2000 until February 2003, Mr. Hoepner also had responsibility for SunTrust’s technology and operations functions. From 1997 until August 2000 he was an Executive Vice President of SunTrust, with responsibility for SunTrust’s Florida banking operations, SunTrust Service Corporation, Human Resources and efficiency and quality initiatives.	63

C. Eugene Kirby	An Executive Vice President and Retail Banking Line of Business Head. Prior to 2002, Mr. Kirby was the Director of eBusiness for SunTrust and prior to that he was a regional retail line of business manager.	45

George W. Koehn	An Executive Vice President of SunTrust and, since August 2000, a Chairman, President and Chief Executive Officer of SunTrust’s Florida banking operations. Effective January 1, 2005, Mr. Koehn resigned his positions as President and Chief Executive Officer of SunTrust’s Florida banking operations in anticipation of retiring in mid-2005. Prior to August 2000, Mr. Koehn was President of the Florida banking operations and Chairman and Chief Executive Officer of the Central Florida banking unit.	61

Thomas G. Kuntz	Chairman, President and Chief Executive Officer of SunTrust Florida Banking Group since January 1, 2005. From September 1999 to January 2005, Mr. Kuntz was Chairman, President and Chief Executive Officer of SunTrust Bank, South Florida. From 1995 to 1998, he served as President and Chief Operating Officer of SunTrust Bank, Tampa.	48

Carl F. Mentzer	Senior Executive Vice President and Chief Credit Officer of SunTrust since December 9, 2004. From January 2000 until December 2004, Mr. Mentzer was an Executive Vice President of SunTrust and Commercial Line of Business Head, and from October 12, 2004 until December 9, 2004 he served as acting Chief Credit Officer. In May 1995, Mr. Mentzer was elected Chairman of the Board and Chief Executive Officer of SunTrust Bank, Tampa Bay and held that position until December 31, 1999.	59

Thomas E. Panther	Controller and Chief Accounting Officer of SunTrust since December 9, 2004. He is also a Senior Vice President. From October 12, 2004 until December 9, 2004, Mr. Panther served as interim Controller and Chief Accounting Officer. From February 2004 until his appointment as interim Controller, Mr. Panther served as SunTrust’s Line of Business Senior Financial Officer, where he was responsible for providing financial and strategic support to SunTrust’s lines of business. From October 2000 to February 2004, he served as Private Client Services Senior Financial Officer with SunTrust. From July 1991 to October 2000, Mr. Panther worked at Arthur Andersen LLP in Atlanta, Georgia, where he served as an audit manager from June 1996 to October 2000.	36

2

Name	Business Experience	Age
William R. Reed, Jr.	A Vice Chairman of SunTrust since October 1, 2004, with responsibility for SunTrust’s 4 geographic banking groups and the Corporate Sales Administration function. From May 2003 to October 2004, Mr. Reed was president and chief executive officer of National Commerce Financial Corporation. From July 2000 until May 2003 he was chief operating officer for National Commerce Financial Corporation. Prior to the July 2000 merger of National Commerce Bancorporation and CCB Financial Corporation, he was vice chairman and director of National Commerce Bancorporation and chairman and director of National Bank of Commerce.	58

William H. Rogers, Jr.	An Executive Vice President of SunTrust. Since October 2000 Mr. Rogers has had responsibility for trust, investment and private client services. In December 2004, Mr. Rogers assumed responsibility for SunTrust’s mortgage and commercial lines of business as well. Prior to October 2000, Mr. Rogers was head of Georgia community banking and the Georgia retail line of business.	47

R. Charles Shufeldt	An Executive Vice President and line of business head for SunTrust’s Corporate and Investment Banking Unit since August 2000. Prior to that, Mr. Shufeldt served as Senior Vice President in the same unit.	54

John W. Spiegel	A Vice Chairman of SunTrust from August 2000 until his retirement in August 2004, with responsibility for SunTrust’s finance-related functions. Mr. Spiegel was also Chief Financial Officer, a position he held for more than five years. Prior to August 2000, he was an Executive Vice President of SunTrust.	63

James M. Wells III	President and Chief Operating Officer of SunTrust since December 9, 2004. From August 2000 until December 9, 2004, Mr. Wells was a Vice Chairman of SunTrust with responsibility for oversight of SunTrust’s commercial, retail, mortgage and private client services lines of business, as well as senior executive responsibility for SunTrust’s marketing and corporate strategy units. Since February 2003, Mr. Wells has had responsibility for SunTrust’s technology and operations functions. At December 9, 2004, Mr. Wells added the Corporate and Investment Banking Group to his responsibilities. From January 2000 to August 2000, Mr. Wells served as President and Chief Executive Officer of SunTrust’s Mid-Atlantic region.	58

E. Jenner Wood, III	Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group since June 2002 and an Executive Vice President of SunTrust. Prior to June 2002, Mr. Wood was Chairman, President and CEO of SunTrust Bank, Georgia. Prior to April 2001, Mr. Wood was President of SunTrust Bank, Georgia since October 2000 and prior to that he was responsible for trust, investment and private client services.	53

March 1, 2005

3

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBIT INDEX

Exhibit	Description	Sequential Page Number
3.1	Amended and Restated Articles of Incorporation of SunTrust Banks, Inc. (“Registrant”) effective as of November 14, 1989, and amendment effective as of April 24, 1998, incorporated by reference to Exhibit 3.1 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

3.2	Amendment to Restated Articles of Incorporation of Registrant, effective April 18, 2000, incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.	*

3.3	Bylaws of Registrant, amended effective as of April 16, 2002, incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.	*

4.1	Indenture Agreement between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-00084.	*

4.2	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.3	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.4	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.	*

4.5	Form of Indenture, dated as of February 1, 1985, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-61583.	*

4.6	Form of Indenture, dated as of September 1, 1993, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-50387.	*

4.7	Form of Third Supplemental Indenture (to Indenture dated as of February 1, 1985), dated as of July 1, 1992, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Registration Statement No. 333-61583.	*

4.8	Form of resolutions of the Board of Directors of Crestar Financial Corporation (now known as SunTrust Bank Holding Company) approving issuance of $150 million of 8 3/4% Subordinated Notes Due 2004, incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-61583.	*

4.9	Second Supplemental Indenture dated September 22, 2004, by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee.	(filed herewith)

4.10	First Supplemental Indenture dated as of March 27, 1997, between National Commerce Financial Corporation and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.11	Indenture dated as of March 27, 1997, between National Commerce Financial Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.12	Form of Guarantee Agreement entered into by National Commerce Financial Corporation and The Bank of New York, as Guarantee Trustee, and registered under the Securities Act of 1933, as amended (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.13	Amended and Restated Declaration of Trust dated as of March 27, 1997, among National Commerce Financial Corporation, National Commerce Capital Trust I, The Bank of New York, as Institutional Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrators named therein (incorporation by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.14	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Guarantee Agreement dated March 27, 1997).	(filed herewith)

4.15	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Trust Agreement dated March 27, 1997).	(filed herewith)

4.16	First Supplemental Indenture dated September 22, 2004, by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee.	(filed herewith)

4.17	Form of Junior Subordinated Indenture between National Commerce Financial Corporation and The Bank of New York, as Debenture Trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

4.18	Form of Guarantee between National Commerce Financial Corporation, as Guarantor, and The Bank of New York, as Guarantee Trustee (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

4.19	Form of Amended and Restated Trust Agreement between National Commerce Financial Corporation, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

4.20	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Guarantee Agreement dated December 14, 2001), incorporated by reference to Exhibit 9 to the Registrant’s Registration Statement on Form 8-A filed on October 1, 2004.	*

4.21	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Trust Agreement dated December 14, 2001).	(filed herewith)

4.22	Form of First Supplemental Indenture (to Indenture dated as of September 1, 1993), dated as of January 1, 1998, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-61583.	*

Material Contracts and Executive Compensation Plans and Arrangements

10.1	SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, and First Amendment and Second Amendment thereto, incorporated by reference to Exhibit 10.1 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.2	Addition to Participation Exhibit to SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001.	(filed herewith)

10.3	Fourth Amendment dated December 31, 2004, to SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 11, 2005.	*

10.4	SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August 13, 1996, and amendment effective as of November 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.5	SunTrust Banks, Inc. Performance Unit Plan, amended and restated as of August 11, 1998, incorporated by reference to Exhibit 10.11 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.6	SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of February 8, 2000, incorporated by reference to Exhibit 10.11 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.7	SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.12 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.8	Amendment Number One dated December 1, 2001 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.8 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.9	Amendment Number Two dated December 31, 2002 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.7 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.10	SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.11	Amendment to SunTrust Banks, Inc. 1986 Executive Stock Plan, effective February 10, 1998, incorporated by reference to Exhibit 10.9 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.12	SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and First Amendment to Performance Stock Agreement effective February 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.13	SunTrust Banks, Inc. 1995 Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.14	Amendment to the SunTrust Banks, Inc. 1995 Executive Stock Plan, effective as of August 11, 1998, incorporated by reference to Exhibit 10.20 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.15	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, incorporated by reference to Exhibit A to Registrant’s 2000 Proxy Statement on Form 14A.	*

10.16	SunTrust Banks, Inc. 2004 Stock Plan effective April 20, 2004, incorporated by reference to Exhibit B to the Registrant’s 2004 Proxy Statement on Form 14A.	*

10.17	SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999 and Amendment Number One, effective October 31, 1999, incorporated by reference to Exhibit 10.19 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.18	Amendment to Exhibit A to the SunTrust Banks, Inc. Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to Exhibit 10.21 of Registrant’s 2000 Annual Report on Form 10-K.	*

10.19	Amendment to SunTrust Banks, Inc., Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.16 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.20	SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of January 1, 1994, incorporated by reference to Exhibit 10.21 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.21	Crestar Financial Corporation Executive Life Insurance Plan, as amended and restated effective January 1, 1991, and amendments effective December 18, 1992, March 30, 1998, and December 30, 1998, incorporated by reference to Exhibit 10.23 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.22	Change in Control Agreements between Registrant and various executives, incorporated by reference to Exhibits 10.1 through 10.10 of Registrant’s Quarterly Report on Form 10-Q and Form 10-QA for the quarter ended March 31, 2001.	*

10.23	Change in Control Agreement dated August 10, 2004 between Registrant and Mark A. Chancy, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.24	Change in Control Agreement dated October 15, 2004 between Registrant and William R. Reed, Jr., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 20, 2004.	*

10.25	Change in Control Agreement dated March 22, 2001 between Registrant and William H. Rogers, Jr., incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.	*

10.26	Change in Control Agreement dated February 27, 2003 between Registrant and Timothy E. Sullivan, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.	*

10.27	Employment Agreement between Registrant and James M. Wells III, effective as of December 31, 1998, incorporated by reference to Exhibit 10.24 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.28	Letter Agreement dated August 10, 2004 from Registrant to James M. Wells, III regarding split dollar life insurance, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.29	Crestar Financial Corporation Excess Benefit Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.29 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.30	United Virginia Bankshares Incorporated Deferred Compensation Program under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporation, amended and restated through December 7, 1983, incorporated by reference to Exhibit 10.30 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.31	Amendments (effective January 1, 1987 and January 1, 1988) to United Virginia Bankshares Incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares Incorporated and Affiliated Corporations, incorporated by reference to Exhibit 10.29 of Registrant’s 2000 Annual Report on Form 10-K.	*

10.32	Amendment (effective January 1, 1994) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.30 to Registrant’s 2000 Annual Report on Form 10-K.	*

10.33	Amendment (effective September 21, 1995) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.34 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.34	Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, amended and restated through December 13, 1983 and amendments thereto (effective January 1, 1985, April 24, 1991, December 31, 1993 and October 23, 1998), incorporated by reference to Exhibit 10.35 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.35	Amendment (effective January 1, 1999) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation, incorporated by reference to Exhibit 10.32 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.36	Crestar Financial Corporation Additional Nonqualified Executive Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.36 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.37	Crestar Financial Corporation 1993 Stock Incentive Plan, as amended and restated effective February 28, 1997, incorporated by reference to Exhibit 10.40 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.38	Amendments (effective December 19, 1997) to Crestar Financial Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.38 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.39	Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995, incorporated by reference to Exhibit 10.37 to Registrant’s 2000 Annual Report on Form 10-K.	*

10.40	Amendments (effective December 20, 1996) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.43 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.41	Amendments (effective December 17, 1997) to Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.44 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.42	Amendments (effective December 19, 1997 and December 29, 1998) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.42 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.43	Crestar Financial Corporation Directors’ Equity Program, effective January 1, 1996, incorporated by reference to Exhibit 10.36 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.44	Amendment (effective December 20, 1996) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.37 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.45	Amendment (effective September 26, 1997) to Crestar Financial Corporation Directors’ Equity Plan, incorporated by reference to Exhibit 10.48 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.46	Amendments (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.47 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.47	Amendment (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.44 to Registrant’s 1999 Annual Report on Form 10-K.	*

10.48	Lighthouse Mortgage Corporation 1994 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-106638.	*

10.49	First Amendment to Restated Employment Agreement dated March 18, 2002 by and between National Commerce Financial Corporation and Thomas M. Garrott, incorporated by reference to Exhibit 10.2 to National Commerce Financial Corporation’s 2003 Annual Report on Form 10-K.	*

10.50	Amended and Restated Employment Agreement entered into as of November 1, 2001 by and between National Commerce Financial Corporation and Thomas M. Garrott, incorporated by reference to Exhibit 10.2 to the National Commerce Financial Corporation’s Form S-1/1filed December 5, 2001.	*

10.51	Change in Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and William R. Reed, Jr., incorporated by reference to Exhibit 10.32 to National Commerce Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

10.52	Deferred Compensation Agreement as of December 1, 1983, with Thomas M. Garrott, III, incorporated by reference to Exhibit 10c(2) to CCB Corporation’s Form 10-K for the year ended December 31, 1984 (File No. 06094).	*

10.53	2003 Stock Incentive Plan of National Commerce Financial Corporation, and amendments thereto, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-118963.	*

10.54	National Commerce Financial Corporation Amended and Restated Long Term Incentive Plan, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-118963.	*

10.55	SouthBanc Shares, Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-118963.	*

10.56	SouthBanc Shares, Inc. 2001 Stock Option Plan, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-118963.	*

10.57	National Commerce Bancorporation 1994 Stock Plan as Amended and Restated Effective November 1, 1996 and Further Amended by Amendment No. 1 Effective as of July 1, 1998 and Amendment No. 2 Effective as of June 29, 2000, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-118963.	*

10.58	Resolution authorizing Pension Restoration Plan, incorporated by reference to Exhibit 10(c)(7) to National Commerce Financial Corporation’s 1986 Annual Report on Form 10-K (File No. 0-6094).	*

10.59	National Commerce Financial Bancorporation Deferred Compensation Plan effective January 1, 1999, incorporated by reference to Exhibit 10.19 to National Commerce Financial Corporation’s 1998 Annual Report on Form 10-K (File No. 000-06094).	*

10.60	National Commerce Financial Corporation Equity Investment Plan and First Amendment thereto dated June 23, 2003, incorporated by reference to Exhibit 4.4 to National Commerce Financial Corporation’s Registration Statement No. 333-110983 (File No. 0-6094).	*

10.61	Amendment to National Commerce Financial Corporation Equity Investment Plan, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 11, 2005.	*

10.62	National Commerce Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.3 to National Commerce Financial Corporation’s 2001 Annual Report on Form 10-K.	*

10.63	Amendment to National Commerce Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed February 11, 2005.	*

10.64	National Commerce Financial Corporation Director’s Fees Deferral Plan and First Amendment, effective January 1, 2002 .	(filed herewith)

10.65	Agreement and Plan of Merger dated May 7, 2004 between SunTrust Banks, Inc. and National Commerce Financial Corporation, incorporated by reference to Appendix A to Amendment No. 3 to Registration Statement No. 333-116112.	*

10.66	Form of Deferral Election under the SunTrust Banks, Inc. Directors Deferred Compensation Plan .	(filed herewith)

10.67	Form of Deferral Election Under the SunTrust Banks, Inc. 401K Excess Plan.	(filed herewith)

10.68	Form of Non-Qualified Stock Option Agreement under the SunTrust Banks, Inc. 2004 Stock Option Plan.	(filed herewith)

10.69	Split Dollar Collateral Assignment Agreement dated February 19, 1999 between National Commerce Bancorporation and William R. Reed, Jr. and excerpt from minutes of the April 20, 2004 Compensation Committee of National Commerce Financial Corporation approving the termination of such agreement.	(filed herewith)

10.70	Letter Agreement dated August 10, 2004 between the Registrant and James M. Wells III.	(filed herewith)

11.1	Statement re computation of per share earnings.	(filed herewith)

12.1	Ratio of Earnings to Fixed Changes.	(filed herewith)

13.1	Registrant’s 2004 Annual Report to Shareholders.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

22.1	Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders, dated March 8, 2005, to be filed by March 15, 2005.

23.1	Consent of Independent Public Accountants.	(filed herewith)

31.1	Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Senior Executive Vice President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Senior Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

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