Form 10-Q
period 2005-03-31
SUNTRUST BANKS INC
filed 2005-05-06
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Yes   ☒    No   ☐

At April 30, 2005, 361,470,964 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year 2005.

EXPLANATORY NOTE

In November 2004, the Company restated its 2004 first and second quarters’ Forms 10-Q. The restated financial statements were included in the March 31, 2004 and June 30, 2004 Forms 10-Q/A and in the 2004 Annual Report on Form 10-K. The restatement pertained to a misstatement of the Company’s Allowance for Loan and Lease Losses (“ALLL”) as a result of errors and internal control deficiencies.

Consolidated Statements of Income

	Three Months Ended March 31
(In thousands except share data) (Unaudited)	2005	2004
Interest Income
Interest and fees on loans	$1,309,138	$881,001
Interest on loans held for sale	86,142	67,128
Interest and dividends on securities available for sale
Taxable interest	262,445	195,791
Tax-exempt interest	8,725	4,123
Dividends[1]	25,856	17,137
Interest on funds sold and securities purchased under agreements to resell	9,683	3,332
Other interest	14,033	5,352

Total interest income	1,716,022	1,173,864

Interest Expense
Interest on deposits	322,477	160,662
Interest on funds purchased and securities sold under agreements to repurchase	56,190	19,776
Interest on other short-term borrowings	16,947	11,023
Interest on long-term debt	208,848	130,755

Total interest expense	604,462	322,216

Net Interest Income	1,111,560	851,648
Provision for loan losses	10,556	53,837

Net interest income after provision for loan losses	1,101,004	797,811

Noninterest Income
Service charges on deposit accounts	184,103	163,218
Trust and investment management income	164,515	136,218
Retail investment services	55,143	45,738
Other charges and fees	111,375	92,747
Investment banking income	50,007	44,813
Trading account profits and commissions	44,046	29,390
Card fees	48,156	31,694
Net gain on sale of RCM assets	19,874	—
Other noninterest income	82,254	46,341
Securities (losses) gains	(5,659)	4,927

Total noninterest income	753,814	595,086

Noninterest Expense
Employee compensation	516,504	400,293
Employee benefits	118,289	106,503
Net occupancy expense	75,851	61,859
Outside processing and software	82,848	65,626
Equipment expense	52,882	45,085
Marketing and customer development	31,629	30,219
Amortization of intangible assets	31,217	15,640
Merger expense	25,738	—
Other noninterest expense	198,948	164,523

Total noninterest expense	1,133,906	889,748

Income before provision for income taxes	720,912	503,149
Provision for income taxes	228,618	141,314

Net Income	$492,294	$361,835

Average common shares - diluted (thousands)	363,138	283,523
Average common shares - basic (thousands)	358,253	279,523
Net income per average common share - diluted	$1.36	$1.28
Net income per average common share - basic	1.37	1.29
[1] Includes dividends on common stock of The Coca-Cola Company	13,515	12,067

See notes to consolidated financial statements

Consolidated Balance Sheets

(Dollars in thousands) (Unaudited)	March 31 2005	December 31 2004
Assets
Cash and due from banks	$4,178,424	$3,876,741
Interest-bearing deposits in other banks	17,456	15,929
Funds sold and securities purchased under agreements to resell	1,764,554	1,596,269
Trading assets	2,516,512	2,183,645
Securities available for sale[1]	29,374,017	28,941,080
Loans held for sale	6,955,538	6,580,223
Loans	104,760,859	101,426,172
Allowance for loan and lease losses	(1,023,746)	(1,050,024)

Net loans	103,737,113	100,376,148
Premises and equipment	1,857,681	1,860,415
Goodwill	6,861,721	6,806,013
Other intangible assets	1,073,154	1,061,451
Customers’ acceptance liability	21,823	12,105
Other assets	6,452,961	5,559,765

Total assets	$164,810,954	$158,869,784

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$24,448,291	$24,878,314
Interest-bearing consumer and commercial deposits	68,587,192	67,231,381

Total consumer and commercial deposits	93,035,483	92,109,695
Brokered deposits	8,183,776	6,100,911
Foreign deposits	6,315,625	5,150,645

Total deposits	107,534,884	103,361,251
Funds purchased and securities sold under agreements to repurchase	10,113,705	9,342,831
Other short-term borrowings	2,167,383	2,062,549
Acceptances outstanding	21,823	12,105
Trading liabilities	1,051,095	1,098,563
Long-term debt	22,498,447	22,127,166
Other liabilities	5,319,358	4,878,420

Total liabilities	148,706,695	142,882,885

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,754,301	6,749,219
Retained earnings	8,412,574	8,118,710
Treasury stock, at cost, and other	(523,790)	(528,558)
Accumulated other comprehensive income	1,090,596	1,276,950

Total shareholders’ equity	16,104,259	15,986,899

Total liabilities and shareholders’ equity	$164,810,954	$158,869,784

Common shares outstanding	361,176,868	360,840,710
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	9,401,530	9,737,688
[1] Includes net unrealized gains on securities available for sale	$1,710,792	$2,010,165

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2005	2004
Cash Flows from Operating Activities:
Net income	$492,294	$361,835
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain on sale of RCM assets	(19,874)	—
Depreciation, amortization and accretion	180,334	161,940
Origination of mortgage servicing rights	(68,640)	(49,192)
Provisions for loan losses and foreclosed property	11,530	54,007
Amortization of compensation element of restricted stock	3,011	1,817
Stock option compensation	6,232	4,235
Securities losses (gains)	5,659	(4,927)
Net (gain) loss on sale of assets	(669)	198
Originated loans held for sale, net	(8,191,224)	(6,530,403)
Sales of loans held for sale	7,815,908	6,230,345
Net increase in other assets	(1,044,282)	(650,456)
Net increase in other liabilities	374,725	693,719

Net cash (used in) provided by operating activities	(434,996)	273,118

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	1,164,013	1,111,729
Proceeds from sales of securities available for sale	1,515,016	2,202,626
Purchases of securities available for sale	(3,433,416)	(4,101,289)
Loan originations net of principal collected	(3,680,178)	(1,257,528)
Proceeds from sale of loans	31,048	70,015
Capital expenditures	(49,350)	(72,188)
Proceeds from the sale of other assets	7,740	7,640
Other investing activities	551	873

Net cash used in investing activities	(4,444,576)	(2,038,122)

Cash Flows from Financing Activities:
Net increase (decrease) in consumer and commercial deposits	929,547	(474,935)
Net increase in foreign and brokered deposits	3,247,845	155,744
Net increase in funds purchased and other short-term borrowings	875,708	228,399
Proceeds from the issuance of long-term debt	500,000	1,499,822
Repayment of long-term debt	(4,072)	(147,784)
Proceeds from the exercise of stock options	46,108	14,214
Proceeds from stock issuance	25,766	17,998
Acquisition of treasury stock	(71,405)	(14,064)
Dividends paid	(198,430)	(140,959)

Net cash provided by financing activities	5,351,067	1,138,435

Net increase (decrease) in cash and cash equivalents	471,495	(626,569)
Cash and cash equivalents at beginning of year	5,488,939	5,321,374

Cash and cash equivalents at end of period	$5,960,434	$4,694,805

Supplemental Disclosure
Interest paid	$549,084	$307,662
Income taxes paid	32,764	3,511
Income taxes refunded	610	14
Non-cash impact of the deconsolidation of Three Pillars	—	(2,563,031)

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other*	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	281,923	$294,163	$1,288,311	$7,149,118	$(664,518)	$1,664,092	$9,731,166
Net income	—	—	—	361,835	—	—	361,835
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	6,715	6,715
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	111,101	111,101
Change in accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(248)	(248)

Total comprehensive income							479,403
Cash dividends declared, $0.50 per share	—	—	—	(140,959)	—	—	(140,959)
Exercise of stock options and stock compensation expense	302	—	2,382	—	16,067	—	18,449
Acquisition of treasury stock	(200)	—	—	—	(14,064)	—	(14,064)
Performance stock activity	55	—	(876)	—	876	—	—
Amortization of compensation element of performance stock	—	—	—	—	1,817	—	1,817
Issuance of stock for employee benefit plans	252	—	3,915	—	14,083	—	17,998

Balance, March 31, 2004	282,332	$294,163	$1,293,732	$7,369,994	$(645,739)	$1,781,660	$10,093,810

Balance, January 1, 2005	360,840	$370,578	$6,749,219	$8,118,710	$(528,558)	$1,276,950	$15,986,899
Net income	—	—	—	492,294	—	—	492,294
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	8,962	8,962
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(194,376)	(194,376)
Change in accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(940)	(940)

Total comprehensive income							305,940
Cash dividends declared, $0.55 per share	—	—	—	(198,430)	—	—	(198,430)
Exercise of stock options and stock compensation expense	922	—	2,119	—	50,221	—	52,340
Acquisition of treasury stock	(995)	—	—	—	(71,405)	—	(71,405)
Performance stock activity	44	—	(2,821)	—	2,821	—	—
Amortization of compensation element of performance stock	—	—	—	—	3,011	—	3,011
Issuance of stock for employee benefit plans	366	—	5,646	—	20,120	—	25,766
Other activity	—	—	138	—	—	—	138

Balance, March 31, 2005	361,177	$370,578	$6,754,301	$8,412,574	$(523,790)	$1,090,596	$16,104,259

*	Balance at March 31, 2005 includes $490,612 for treasury stock and $33,178 for compensation element of restricted stock. Balance at March 31, 2004 includes $618,086 for treasury stock and $27,653 for compensation element of restricted stock.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities (“VIEs”) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the date of acquisition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition. Investments in companies which are not VIEs that the Company owns a voting interest of 20 percent to 50 percent and for which it may have significant influence over operating and financing decisions are accounted for using the equity method of accounting. These investments are included in other assets, and the Company’s proportionate share of income or loss is included in other income.

The consolidated interim financial statements of SunTrust are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Acquisitions/Dispositions

On October 1, 2004, SunTrust acquired 100 percent of the outstanding common shares of National Commerce Financial Corporation (“NCF”), a Memphis-based financial services organization. NCF offered commercial and retail banking, savings and trust services through its branches principally located in North Carolina, South Carolina, Georgia, Tennessee, and Virginia. The merger enhanced the Company’s geographic position, as well as expanded the Company’s footprint to include new areas, specifically Western Tennessee, North Carolina, South Carolina, Mississippi, Arkansas, and West Virginia. The acquisition was accounted for under the purchase method of accounting with the results of operations for NCF included in SunTrust’s results beginning October 1, 2004. Under the purchase method of accounting, the assets and liabilities of the former NCF were recorded at their respective fair values as of October 1, 2004.

The consideration for the acquisition was a combination of cash and stock with an aggregate purchase price of approximately $7.4 billion. The total consideration consisted of approximately $1.8 billion in cash and approximately 76.4 million SunTrust shares.

The calculation of the purchase price is as follows:

(Dollars in thousands) (Unaudited)
Total SunTrust common stock issued	76,415,641
Purchase price per SunTrust common share[1]	$70.41

Value of SunTrust stock issued		5,380,425
Estimated fair value of employee stock options		137,126
Investment banking fees		38,681
Cash paid		1,800,434

Total purchase price		$7,356,666

[1]	The value of the shares of common stock was based on the closing price of SunTrust common stock on the day before the completion of the merger.

Notes to Consolidated Financial Statements (Unaudited)

The Company incurred $25.7 million in merger expenses in the first quarter of 2005 which represent incremental costs to integrate NCF’s operations.

The following condensed income statement discloses the pro forma results of the Company as though the NCF acquisition had occurred at the beginning of the period presented:

	Three months ended March 31, 2004 (Unaudited)
	SunTrust Banks, Inc.[1]	National Commerce Financial[2]	Pro Forma Adjustments[3]	Pro Forma Combined
(In thousands except per share data)
Interest and dividend income	$1,173,864	$260,527	($4,372)	$1,430,019

Interest expense	322,216	69,456	17,715	409,387

Net interest income	851,648	191,071	(22,087)	1,020,632
Provision for loan losses	53,837	12,088	—	65,925

Net interest income after provision for loan losses	797,811	178,983	(22,087)	954,707
Noninterest income	595,086	119,938	—	715,024
Noninterest expense	889,748	163,726	2,790	1,056,264

Income from continuing operations before provision for income taxes	503,149	135,195	(24,877)	613,467
Provision for income taxes	141,314	44,951	(9,453)	176,812

Income from continuing operations	$361,835	$90,244	($15,424)	$436,655

Average shares:
Diluted	283,523		78,364	361,887
Basic	279,523		76,416	355,939
Income from continuing operations per average common share:
Diluted	$1.28			$1.21
Basic	1.29			1.23

[1]	Represents the reported results of SunTrust Banks, Inc. for the three months ended March 31, 2004.

[2]	Represents the reported results of National Commerce Financial for the three months ended March 31, 2004.

[3]	Pro forma adjustments include the following items: amortization of core deposit and other intangibles of $16.4 million, net of NCF’s historical amortization of $13.6 million, amortization of loan purchase accounting adjustment of $5.0 million, accretion of securities purchase accounting adjustment of $0.6 million, amortization of deposit purchase accounting adjustment of $1.8 million, and accretion of short-term and long-term borrowings purchase accounting adjustments of $1.9 million. Additionally, interest expense includes $17.7 million for funding costs as though the funding for the cash component of the transaction occurred January 1, 2004.

On March 31, 2005, SunTrust sold substantially all of the factoring assets of its division, Receivables Capital Management (“RCM”), to CIT Group, Inc. The sale of approximately $238 million in net assets resulted in a gain of $30.0 million. This gain was partially offset by $10.1 million of expenses primarily related to the severance of RCM employees and the write-off of obsolete RCM financial systems. The net gain of $19.9 million was recorded in the Consolidated Statements of Income as a component of noninterest income.

On January 27, 2005, SunTrust purchased the remaining 20% minority interest of Lighthouse Partners, LLC (“LHP”), a non-registered limited investment partnership established to provide alternative investment strategies for customers. The transaction resulted in $39.8 million of goodwill and $11.1 million of other intangibles, which were not deductible for tax purposes.

Notes to Consolidated Financial Statements (Unaudited)

On May 28, 2004, SunTrust completed the acquisition of substantially all of the assets of Seix Investment Advisors, Inc. The Company acquired approximately $17 billion in assets under management. The Company paid $190 million in cash, resulting in $84 million of goodwill and $99 million of other intangible assets, all of which are deductible for tax purposes. Additional payments may be made in 2007 and 2009, contingent on performance. The additional payments are currently estimated to total approximately $66.6 million.

Note 3 – Accounting Developments

Accounting Policies Adopted

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The SOP addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP in the first quarter of 2005 did not impact the Company’s financial position or results of operations.

Recently Issued and Pending Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue provides guidance for evaluating whether several types of investments, including debt securities classified as held-to-maturity and available-for-sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” are other-than-temporarily impaired and requires certain disclosures. The Issue was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, in September 2004, the evaluation and accounting guidance contained in paragraphs 10 to 20 of this Issue was delayed by FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.’”

The delay of the effective date for paragraphs 10–20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. FSP EITF Issue 03-1-a provides implementation guidance for debt securities that are impaired solely because of interest rate and/or sector spread increases and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The adoption of the effective provisions of this EITF did not have a material impact on the Company’s financial position or results of operations. The Company is in the process of assessing the impact the delayed provisions will have on its financial position and results of operations, when adopted.

In December 2004, the FASB issued a revision of SFAS No. 123 (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” The revised Statement clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Practice Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Under the provisions of SFAS 123(R), the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value.

Notes to Consolidated Financial Statements (Unaudited)

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123, prospectively, and began expensing the cost of stock options. The Company has quantified the effect on net income and earnings per share if the fair-value based method had been applied on a retrospective basis in Note 5 to the Consolidated Financial Statements.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, which addresses the application of SFAS No. 123(R). This SAB is intended to assist issuers with their initial implementation of SFAS No. 123(R) by providing interpretive guidance related to share-based compensation regarding the interaction between SFAS No. 123(R) and certain Securities and Exchange Commission rules and regulations. It does not change or amend the provisions of SFAS No. 123(R) or these SEC rules and regulations. SAB No. 107 also delayed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods beginning after June 15, 2005. The adoption of SFAS No. 123(R), as interpreted by SAB No. 107, is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of nonmonetary exchanges and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial position or results of operations.

In March 2005, the EITF reached tentative conclusions on EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This EITF applies to all limited partnerships and similar entities and states that the general partner, or group of general partners, is presumed to have control over the limited partnership regardless of the percentage of ownership. Additionally, this Issue states that a limited partner’s kick-out rights are considered substantive if they can be exercised by a simple majority of the limited partner’s voting interests and that rights that allow a partner to block an acquisition or disposition of assets, occurring in the normal course of business, are participating rights. These tentative conclusions have prompted the EITF to ask the FASB to make revisions to EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” The Company is currently in the process of evaluating the impact that EITF Issue No. 04-5 and the revisions to EITF Issue No. 96-16 would have on the Company’s financial position or results of operations, if finalized.

In March 2005, the FASB affirmed a decision related to the application and clarification of SFAS No. 13, “Accounting for Leases.” FASB decided that a change in the timing of the realization of tax benefits on a leveraged lease will require recalculation of that lease. Additionally, the classification of a leveraged lease will be required to be reassessed if an important assumption related to the lease was revised and resulted in recalculation. These decisions are related to accounting issues that have arisen recently as companies reach settlements with the Internal Revenue Service (“IRS”) on certain types of leveraged lease transactions. The FASB expects to issue an Exposure Draft on these topics during the second quarter of 2005 with an effective date for fiscal years ending after December 15, 2005. SunTrust is currently in the process of evaluating the

Notes to Consolidated Financial Statements (Unaudited) – continued

impact that this proposed guidance would have on the Company’s financial position or results of operations, if finalized.

Note 4 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its 2004 annual review of goodwill and determined there was no impairment. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2004 and 2005 are as follows:

(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate/ Other	Total
Balance, January 1, 2004	$736,514	$123,276	$94,852	$53,663	$69,333	$—	$1,077,638
Purchase price adjustments	439	184	—	1,379	—	—	2,002

Balance, March 31, 2004	$736,953	$123,460	$94,852	$55,042	$69,333	$—	$1,079,640

Balance, January 1, 2005[1]	$4,875,347	$1,267,452	$148,362	$243,808	$260,905	$10,139	$6,806,013
NCF purchase price adjustments	15,920	(2,662)	(705)	(283)	(571)	(141)	11,558
Purchase of LHP minority shares	—	—	—	—	39,801	—	39,801
Sun America contingent consideration	—	—	—	4,349	—	—	4,349

Balance, March 31, 2005	$4,891,267	$1,264,790	$147,657	$247,874	$300,135	$9,998	$6,861,721

[1]	Beginning balances include the allocation of NCF goodwill as follows: Retail - $4,143.4 million, Commercial - $1,144.0 million, CIB - $53.5 million, Mortgage - $187.6 million, Wealth and Investment Management - $94.1 million, and Corporate/Other - $10.1 million

The changes in the carrying amounts of other intangible assets for the three months ended March 31, 2004 and 2005 are as follows:

	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
(Dollars in thousands) (Unaudited)
Balance, January 1, 2004	$165,028	$449,293	$25,298	$639,619
Amortization	(14,402)	(46,140)	(1,239)	(61,781)
Servicing rights originated	—	49,192	—	49,192
Other	—	—	1,193	1,193

Balance, March 31, 2004	$150,626	$452,345	$25,252	$628,223

Balance, January 1, 2005	$424,143	$482,392	$154,916	$1,061,451
Amortization	(26,411)	(36,839)	(4,806)	(68,056)
Servicing rights originated	—	68,640	—	68,640
LHP client relationship and
noncompete agreements	—	—	11,119	11,119

Balance, March 31, 2005	$397,732	$514,193	$161,229	$1,073,154

Notes to Consolidated Financial Statements (Unaudited) – continued

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the year 2005 and the subsequent years is as follows:

	Core Deposit Intangible	Other	Total
(Dollars in thousands) (Unaudited)
2005	$99,400	$19,581	$118,981
2006	83,915	18,927	102,842
2007	68,657	18,773	87,430
2008	53,387	16,845	70,232
2009	36,372	13,625	49,997
Thereafter	82,412	78,284	160,696

Total	$424,143	$166,035	$590,178

Note 5 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share if the fair-value based method had been applied to all outstanding awards for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2005	2004
Net income, as reported	$492,294	$361,835
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,957	2,659
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(3,961)	(4,276)

Net income, pro forma	$492,290	$360,218

Earning per share:
Diluted - as reported	$1.36	$1.28
Diluted - pro forma	1.36	1.27
Basic - as reported	1.37	1.29
Basic - pro forma	1.37	1.29

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 6 – Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 is calculated as follows:

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2005	2004
Change in unrealized gain/loss on available for sale securities, net, recognized in other comprehensive income:
Before income tax	$(299,373)	$170,925
Income tax	104,997	(59,824)

Net of income tax	$(194,376)	$111,101

Amounts reported in net income:
(Loss) gain on sale of securities	$(5,659)	$4,927
Net amortization	(9,850)	(17,976)

Reclassification adjustment	(15,509)	(13,049)
Income tax	5,893	4,567

Reclassification adjustment, net of tax	$(9,616)	$(8,482)

Change in unrealized gain/loss gain on available for sale securities arising during period, net of tax	$(203,992)	$102,619
Reclassification adjustment, net of tax	9,616	8,482

Net unrealized loss on available for sale securities recognized in other comprehensive income	$(194,376)	$111,101

Change in unrealized gain/loss on derivative financial instruments, net recognized in other comprehensive income:
Before income tax	$14,455	$10,331
Income tax	(5,493)	(3,616)

Net of income tax	$8,962	$6,715

Change in accumulated other comprehensive income related to retirement plans:	$(940)	$(248)

Total unrealized (losses)/gains recognized in other comprehensive income	$(186,354)	$117,568
Net income	492,294	361,835

Total comprehensive income	$305,940	$479,403

The components of accumulated other comprehensive income at March 31 were as follows:

(Dollars in thousands) (Unaudited)	March 31 2005	March 31 2004
Unrealized gain on available for sale securities	$1,109,624	$1,810,444
Unrealized gain (loss) on derivative financial instruments	2,367	(10,540)
Accumulated other comprehensive income related to retirement plans	(21,395)	(18,244)

Total accumulated other comprehensive income	$1,090,596	$1,781,660

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 7 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted earnings per share (“EPS”). Equivalent shares of 9.2 million and 6.0 million related to stock options for the periods ended March 31, 2005 and 2004, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2005 and 2004 is included in the following table:

(In thousands, except per share data) (Unaudited)	Three Months Ended March 31
	2005	2004
Diluted
Net income	$492,294	$361,835

Average common shares outstanding	358,253	279,523
Effect of dilutive securities:
Stock options	3,108	2,218
Performance restricted stock	1,777	1,782

Average diluted common shares	363,138	283,523

Earnings per common share - diluted	$1.36	$1.28

Basic
Net income	$492,294	$361,835

Average common shares	358,253	279,523

Earnings per common share - basic	$1.37	$1.29

Note 8 – Business Segment Reporting

The Company continues to augment its internal management reporting system. Financial results for each segment currently include assets, liabilities, matched maturity funds transfer priced net interest income, provision expense based on net charge-offs, direct noninterest income, direct noninterest expense, and certain support cost allocations. Future enhancements to the line items reported for each business segment are expected to include fully allocated expenses, provision for income taxes, and attributed economic capital. The implementation of these additional allocations within the business segment disclosures is expected to materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified. The Company will reflect these reclassified changes immediately in the current period and in year to date historical comparisons, and will provide updated historical quarterly and annual schedules in the Annual Report on Form 10-K.

Notes to Consolidated Financial Statements (Unaudited) – continued

The tables below disclose selected financial information for SunTrust’s reportable segments for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005
(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$31,663,964	$31,151,290	$19,601,013	$28,872,228	$8,180,929	$39,426,827	$2,316,885	$161,213,136
Average total liabilities	62,398,182	12,607,288	6,364,067	1,338,579	9,202,647	49,343,162	3,841,555	145,095,480
Average total equity	—	—	—	—	—	16,119,430	(1,774)	16,117,656

Net interest income	572,228	217,064	57,341	127,606	76,973	(39,605)	99,953	1,111,560
Fully taxable-equivalent adjustment (FTE)	15	8,989	4,838	—	3	3,822	(1)	17,666

Net interest income (FTE)[1]	572,243	226,053	62,179	127,606	76,976	(35,783)	99,952	1,129,226
Provision for loan losses[2]	29,561	(574)	(754)	887	292	1,188	(20,044)	10,556

Net interest income after provision for loan losses	542,682	226,627	62,933	126,719	76,684	(36,971)	119,996	1,118,670
Noninterest income	241,340	80,973	177,260	44,828	232,297	(10,222)	(12,662)	753,814
Noninterest expense	352,453	97,906	88,707	102,770	208,295	296,428	(12,653)	1,133,906

Total contribution before taxes	431,569	209,694	151,486	68,777	100,686	(343,621)	119,987	738,578
Provision for income taxes[3]	—	—	—	—	—	—	246,284	246,284

Net income	$431,569	$209,694	$151,486	$68,777	$100,686	$(343,621)	$(126,297)	$492,294

	Three Months Ended March 31, 2004
(Dollars in thousands) (Unaudited)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$24,029,133	$22,543,423	$19,901,068	$21,348,185	$5,633,817	$28,731,430	$1,666,691	$123,853,747
Average total liabilities	48,157,023	9,482,489	7,447,269	1,297,069	6,682,536	38,450,416	2,496,663	114,013,465
Average total equity	—	—	—	—	—	9,840,282	—	9,840,282

Net interest income	420,194	151,367	61,851	118,223	52,484	(10,713)	58,242	851,648
Fully taxable-equivalent adjustment (FTE)	18	7,248	3,678	—	3	1,308	1	12,256

Net interest income (FTE)[1]	420,212	158,615	65,529	118,223	52,487	(9,405)	58,243	863,904
Provision for loan losses[2]	38,140	7,489	9,301	2,437	638	784	(4,952)	53,837

Net interest income after provision for loan losses	382,072	151,126	56,228	115,786	51,849	(10,189)	63,195	810,067
Noninterest income	189,603	80,337	133,837	20,240	190,139	(9,397)	(9,673)	595,086
Noninterest expense	266,790	78,873	75,733	71,319	160,044	246,667	(9,678)	889,748

Total contribution before taxes	304,885	152,590	114,332	64,707	81,944	(266,253)	63,200	515,405
Provision for income taxes[3]	—	—	—	—	—	—	153,570	153,570

Net income	$304,885	$152,590	$114,332	$64,707	$81,944	$(266,253)	$(90,370)	$361,835

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the lines of business.

[2]	Provision for loan losses represents net charge-offs for the lines of business.

[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 9 – Employee Benefits

In the first quarter of 2004, SunTrust contributed $30 million to its noncontributory qualified retirement plan (“Retirement Benefits” plan) related to the 2003 plan year. SunTrust does not anticipate making such contributions in 2005. The expected long-term rate of return on plan assets is 8.5% for 2005. Anticipated employer contributions/benefit payments for 2005 remain at $26 million for the Supplemental Retirement Benefits plan, due to the retirement of several key executives. For the three months ended March 31, 2005, actual contributions/benefit payments totaled $8.5 million.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company determined that its postretirement health care plans’ prescription drug benefits are actuarially equivalent to Medicare Part D benefits. Effective July 1, 2004, the Company adopted FSP 106-2, which provides guidance on how companies should account for the impact of the Act. The effect of the Act was measured as of January 1, 2004 and resulted in a $9.7 million reduction in the accumulated postretirement benefit obligation (“APBO”) as well as a $1.6 million reduction in the net periodic postretirement benefit cost, which was recognized in the Company’s financial statements for the year ended December 31, 2004.

(Dollars in thousands)(Unaudited)	Three months ended March 31, 2005
	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$16,500	$575	$775
Interest cost	23,675	1,500	2,425
Expected return on plan assets	(39,100)	—	(2,225)
Amortization of prior service cost	(125)	550	—
Recognized net actuarial loss	8,900	1,325	1,550
Amortization of initial transition obligation	—	—	575
Participant information adjustment	(14,600)	—	—
Partial settlement	—	3,140	—

Net periodic benefit cost	$(4,750)	$7,090	$3,100

	Three months ended March 31, 2004
(Dollars in thousands)(Unaudited)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$12,844	$426	$716
Interest cost	20,869	1,279	2,701
Expected return on plan assets	(33,484)	—	(2,188)
Amortization of prior service cost	(124)	486	—
Recognized net actuarial loss	9,899	1,109	1,863
Amortization of initial transition obligation	—	—	583

Net periodic benefit cost	$10,004	$3,300	$3,675

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 10 – Variable Interest Entities and Off-Balance Sheet Arrangements

SunTrust assists in providing liquidity to select corporate customers by directing them to a multi-seller commercial paper conduit, Three Pillars Funding LLC (“Three Pillars”). Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper. The result is a favorable funding arrangement for these SunTrust clients.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addressed the criteria for the consolidation of off-balance sheet entities similar to Three Pillars. Under the provisions of FIN 46, SunTrust consolidated Three Pillars as of July 1, 2003.

In December 2003, the FASB issued a revision to FIN 46 (“FIN 46(R)”) which replaced the Interpretation issued in January 2003. FIN 46(R) is effective for reporting periods ending after March 15, 2004. As of March 31, 2004, the Company adopted all the provisions of FIN 46(R).

On March 1, 2004, Three Pillars was restructured through the issuance of a subordinated note to a third party. Under the terms of the subordinated note, the holder of the note will absorb the majority of Three Pillars’ expected losses. The subordinated note investor therefore is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. Due to the issuance of the subordinated note, the Company deconsolidated Three Pillars effective March 1, 2004. As of March 31, 2005 and December 31, 2004, Three Pillars had assets and liabilities not included on the Consolidated Balance Sheets of approximately $3.6 billion and $3.4 billion, respectively, consisting of primarily secured loans, marketable asset-backed securities, and short-term commercial paper liabilities.

Activities related to the Three Pillars relationship generated fee revenue for the Company of approximately $5.5 million, and $4.9 million for the quarters ended March 31, 2005 and 2004, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of March 31, 2005, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, which represent the Company’s maximum exposure to potential loss, totaled $6.1 billion and $572.9 million, respectively, compared to $5.9 billion and $548.7 million, respectively, as of December 31, 2004. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

As part of its community reinvestment initiatives, the Company invests in multi-family Affordable Housing properties throughout its footprint as a limited and/or general partner. The Company receives Affordable Housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $891.6 million and $884.2 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively. The Company’s maximum exposure to loss for these partnerships at March 31, 2005 was $208.9 million, consisting of the limited partnership investments plus unfunded commitments.

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

Note 11 - Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”), the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of March 31, 2005, which have characteristics as specified by FIN 45.

Letters of Credit

Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as financial standby, performance standby or commercial letters of credit. Commercial letters of credit are specifically excluded from the disclosure and recognition requirements of FIN 45.

As of March 31, 2005 and December 31, 2004, the maximum potential amount of the Company’s obligation was $10.9 billion and $11.0 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $108.3 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2005. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. As of March 31, 2005, the

Notes to Consolidated Financial Statements (Unaudited) – continued

potential liability associated with these arrangements was approximately $162.1 million. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these potential liabilities as of March 31, 2005. If required, these contingent payments would be payable within the next five years.

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of March 31, 2005 and December 31, 2004, $461.0 and $451.0 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years.

SunTrust Securities, Inc. (“STS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the quarter ended March 31, 2005, SunTrust experienced minimal net losses as a result of the indemnity. The clearing agreements for STS and STCM expire in July 2005 and in December 2005, respectively.

The Company has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding as of March 31, 2005 and December 31, 2004 is $768.0 million and $757.0 million, respectively. As of March 31, 2005, the notional amounts expire as follows: $50.0 million in 2005, $108.0 million in 2006, $50.0 million in 2007, $185.0 million in 2008, $154.0 million in 2009, $162.0 million in 2010, and $59.0 million in 2015. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. In addition, there are certain purchased credit default swap contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or the “Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiaries, SunTrust Bank and National Bank of Commerce (“NBC”), offer a full line of financial services for consumers and businesses through their branches located primarily in Florida, Georgia, Maryland, Tennessee, North Carolina, South Carolina, Virginia and the District of Columbia. Within its geographic footprint, the Company operates under five business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank and NBC, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital markets services.

SunTrust has 1,693 full-service branches, including supermarket branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,804 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the first quarter of 2005 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2004 Annual Report on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2005 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The Company also presents operating diluted earnings per share and an operating efficiency ratio that exclude merger charges related to the NCF acquisition. The Company believes the exclusion of the merger charges, which represent incremental costs to integrate NCF’s operations, is more reflective of normalized operations. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains and a return on average total assets (“ROA”). The return on average realized shareholders’ equity and return on average assets less net unrealized securities gains exclude realized securities gains and losses, The Coca-Cola dividend, and net unrealized securities gains. Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.0 billion as of March 31, 2005, the Company believes ROA and ROE excluding these impacts from the Company’s securities portfolio is the more comparative performance measure when being evaluated against other companies.

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding Management’s Discussion of results of operations and financial condition. Accounting policies are described in detail in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or reducing a liability. The Company has established detailed policies and control procedures that are intended to provide a reasonable assurance that these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to provide a reasonable assurance that the process for changing methodologies occurs in an appropriate manner. The following is a description of the Company’s current accounting policies that are considered to involve significant management valuation judgments.

Allowance for Loan and Lease Losses (“ALLL”)

The ALLL represents the Allowance for Loan and Lease Losses Committee’s (“ALLL Committee”) estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The ALLL is determined based on management’s assessment of reviews and evaluations of larger loans that meet the Company’s definition of impairment and the size and current risk characteristics of pools of homogeneous loans, i.e., loans having similar risk characteristics, within the portfolio. In the fourth quarter of 2004, the Company identified a material weakness in internal control over financial reporting related to establishing the ALLL. The Controls and Procedures section on pages 51 through 52 provides further discussion surrounding this material weakness in internal control over financial reporting.

Impaired loans include loans classified as nonaccrual, except for smaller balance homogeneous loans, where it is probable that SunTrust will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, the amount of allowance required is measured by a careful analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flow, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, management uses assumptions and methodologies that are relevant to estimating the level of impaired and unrealized, but inherent, losses in the portfolio. To the extent that the data supporting such assumptions and methodologies are continuously evolving, management’s judgment and experience play a key role in enhancing the ALLL process over time.

The ALLL Committee estimates probable losses inherent in pools of loans that have similar risk characteristics by an evaluation of several factors: historical loss experience, current internal risk ratings based on the Company’s internal risk rating system, internal portfolio trends such as increasing or decreasing levels of delinquencies and concentrations, and external influences such as changes in economic or industry conditions.

The Company’s financial results are substantially influenced by the Company’s process for determining an appropriate level for its ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise subjective judgment to estimate an appropriate allowance level. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially benefit or adversely affect net income. For additional discussion of the allowance for loan and lease losses, see pages 30 through 31.

Estimates of Fair Value

Fair value is defined as the amount at which a financial instrument could be exchanged in a transaction between willing, unrelated parties in a normal business transaction. The estimation of fair value is significant to a number of SunTrust’s assets and liabilities, including loans held for sale, investment securities, mortgage servicing rights (“MSRs”), other real estate owned (“OREO”), other repossessed assets, retirement and post retirement benefit obligations, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value.

Fair value is based on quoted market prices for the same instrument or for similar instruments adjusted for any differences in terms. If market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. In instances where required by accounting principles generally accepted in the United States, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and postretirement benefit obligations and mortgage servicing rights. The fair values of mortgage servicing rights are based on discounted cash flow analyses utilizing dealer consensus prepayment speeds and market discount rates. A change in the discount rate could increase or decrease the values of those assets and liabilities. Discount rates used are those considered to be commensurate with the risks involved.

Fair values for investment securities and most derivative financial instruments are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of loans held for sale are based on anticipated liquidation values. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs. Changes in the assumptions used to value these assets and liabilities, such as prepayment speeds or market interest rates, could result in an increase or decrease in fair value and could result in either a beneficial or adverse impact on the financial results.

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. An impairment would be indicated if the carrying value of goodwill of a reporting unit exceeds the fair value of a reporting unit. In determining the fair value of SunTrust’s reporting units, management uses discounted cash flow models which require assumptions about the Company’s revenue growth rate and the cost of equity.

ACCOUNTING POLICIES ADOPTED

For the three months ended March 31, 2005, the Company adopted the provisions of SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The provisions of this pronouncement and the related impact to the Company are discussed in the Accounting Policies Adopted section of Note 3 to the Consolidated Financial Statements on page 9. Additionally, recently issued and pending accounting pronouncements are discussed beginning on page 9.

EARNINGS OVERVIEW

SunTrust reported earnings of $492.3 million for the first quarter of 2005, an increase of $130.5 million, or 36.1%, compared to the same period of the prior year. Approximately $82.8 million of the increase was related to the acquisition of NCF. Reported diluted earnings per share were $1.36 and $1.28 for the three months ended March 31, 2005 and 2004, respectively. Operating diluted earnings per share, which excluded $16.0 million of after-tax merger charges, was $1.40 for the first quarter of 2005. Included in the net income and operating income per diluted share for the first quarter of 2005 was a net gain on the sale of factoring assets from RCM. The net gain on a pre-tax basis was $19.9 million and on an after-tax basis was $12.3 million, and it accounted for a $0.03 increase in net income and operating net income per diluted share in the first quarter of 2005.

Net interest income increased $265.3 million, or 30.7%, from the first quarter of 2004. Approximately $202.0 million of the increase was related to the acquisition of NCF. Also positively impacting net interest income were higher earning assets and the impact of higher interest rates. Average earning assets increased $29.8 billion, or 26.9%, from the first quarter of 2004. The NCF acquisition contributed approximately $21.4 billion of the increase.

Provision for loan losses was $10.6 million in the first quarter of 2005, a decrease of $43.3 million, or 80.4%, from the first quarter of 2004. The decline was primarily attributed to an improvement in credit quality in both the consumer and commercial loan portfolios as well as the sale of RCM assets.

Total noninterest income was $753.8 million for the first quarter of 2005, an increase of $158.7 million, or 26.7%, from the same period of the prior year. Approximately $84.3 million of the increase was attributable to NCF. Included in noninterest income for the first quarter of 2005 was the $19.9 million net gain on the sale of RCM factoring assets. Improvements in investment banking and trading income, trust and investment management income and other charges and fees also contributed to the increase. Also positively impacting noninterest income was a $35.9 million, or 77.5%, increase in other noninterest income, of which approximately $17.7 million was related to NCF. The remaining increase was primarily due to $23.1 million increase in combined mortgage production and servicing income. Realized security gains declined $10.6 million compared to the first quarter of 2004.

Total noninterest expense was $1,133.9 million for the first quarter of 2005, an increase of $244.2 million, or 27.4%, from the same period of the prior year. Approximately $149.2 million of the increase was attributable to NCF, including $25.7 million of merger expenses for operations and systems integration. Personnel expenses in the first quarter of 2005 increased $128.0 million, or 25.3%, from the prior year period. Approximately $70.6 million of the increase was due to the acquisition of NCF. The remaining increase was primarily attributed to a higher historical SunTrust headcount, normal merit increases and increased incentive based payments. The acquisition of NCF was the primary driver of increases in outside processing and software, net occupancy expense, amortization of intangible assets, and other noninterest expense.

Selected Quarterly Financial Data	Table 1

	2005	2004
(Dollars in millions except per share data) (Unaudited)	1st Quarter	4th Quarter	1st Quarter
Summary of Operations
Interest and dividend income	$1,716.0	$1,604.3	$1,173.8
Interest expense	604.4	520.1	322.2

Net interest income	1,111.6	1,084.2	851.6
Provision for loan losses	10.6	37.1	53.8

Net interest income after provision for loan losses	1,101.0	1,047.1	797.8
Noninterest income	753.8	759.0	595.1
Noninterest expense	1,133.9	1,149.0	889.7

Income before provision for income taxes	720.9	657.1	503.2
Provision for income taxes	228.6	201.4	141.4

Net income	$492.3	$455.7	$361.8

Net interest income-FTE	$1,129.2	$1,100.9	$863.9
Total revenue	1,883.0	1,859.9	1,459.0

Per Common Share
Diluted	$1.36	$1.26	$1.28
Basic	1.37	1.27	1.29

Dividends declared	0.55	0.50	0.50
Book value	44.59	44.30	35.75
Market price:
High	74.18	74.38	76.65
Low	69.00	67.03	68.04
Close	72.07	73.88	69.71

Selected Average Balances
Total assets	$161,218.2	$156,570.1	$123,853.7
Earning assets	140,852.8	136,450.4	111,038.2
Loans	103,215.8	100,137.5	79,904.9
Consumer and commercial deposits	90,967.8	90,601.5	70,361.0
Brokered and foreign deposits	13,424.4	10,670.5	10,000.6
Shareholders’ equity	16,119.4	15,819.0	9,840.3
Common shares - diluted (thousands)	363,138	362,661	283,523
Common shares - basic (thousands)	358,253	357,524	279,523

Financial Ratios (Annualized)
Return on average total assets	1.24%	1.16%	1.18%
Return on average assets less net unrealized securities gains	1.23	1.18	1.15
Return on average total shareholders’ equity	12.39	11.46	14.79
Return on average realized shareholders’ equity	13.23	12.54	17.07
Net interest margin	3.25	3.21	3.13
Efficiency ratio	60.22	61.78	60.98

Selected Quarterly Financial Data (continued)

	2005	2004
(Dollars in millions except per share data) (Unaudited)	1st Quarter	4th Quarter	1st Quarter
Reconcilement of Non-GAAP Measures
Net income	$492.3	$455.7	$361.8
Securities losses/(gains), net of tax	3.5	12.6	(3.2)

Net income excluding securities gains and losses	495.8	468.3	358.6
The Coca-Cola Company dividend, net of tax	(12.0)	(10.7)	(10.7)

Net income excluding securities gains and losses and The Coca- Cola Company dividend	$483.8	$457.6	$347.9

Net income	$492.3	$455.7	$361.8
Merger expense, net of tax	16.0	18.5	—

Operating net income	$508.3	$474.2	$361.8

Noninterest expense	$1,133.9	$1,149.0	$889.7
Merger expense	(25.7)	(28.4)	—

Noninterest expense excluding merger expense	$1,108.2	$1,120.6	$889.7

Diluted earnings per share	$1.36	$1.26	$1.28
Impact of excluding merger expense	0.04	0.05	—

Operating diluted earnings per share	$1.40	$1.31	$1.28

Efficiency ratio	60.22%	61.78%	60.98%
Impact of excluding merger expense	(1.37)	(1.53)	—

Operating efficiency ratio	58.85%	60.25%	60.98%

Total average assets	$161,218.2	$156,570.1	$123,853.7
Average net unrealized securities gains	(2,032.8)	(2,056.7)	(2,580.3)

Average assets less net unrealized securities gains	$159,185.4	$154,513.4	$121,273.4

Total average equity	$16,119.4	$15,819.0	$9,840.3
Average accumulated other comprehensive income	(1,285.3)	(1,304.6)	(1,645.7)

Total average realized equity	$14,834.1	$14,514.4	$8,194.6

Return on average total assets	1.24%	1.16%	1.18%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola dividend	(0.01)	0.02	(0.03)

Return on average total assets less net unrealized securities gains[1]	1.23%	1.18%	1.15%

Return on average total shareholders’ equity	12.39%	11.46%	14.79%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola dividend	0.84	1.08	2.28

Return on average realized shareholders’ equity[2]	13.23%	12.54%	17.07%

Net interest income	$1,111.6	$1,084.2	$851.6
FTE adjustment	17.6	16.7	12.3

Net interest income - FTE	1,129.2	1,100.9	863.9
Noninterest income	753.8	759.0	595.1

Total revenue	1,883.0	1,859.9	1,459.0
Securities losses/(gains)	5.7	19.4	(4.9)

Total revenue excluding securities gains and losses	$1,888.7	$1,879.3	$1,454.1

[1]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average assets less net unrealized gains on securities.

[2]	Computed by dividing annualized net income, excluding tax effected securities gains and losses, by average realized shareholder’s equity.

Consolidated Daily Average Balances, Income/Expense	Table 2

and Average Yields Earned and Rates Paid

	Quarters Ended
	March 31, 2005			December 31, 2004			March 31, 2004
(Dollars in millions; yields on taxable- equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$101,042.5	$1,295.4	5.20%	$98,082.1	$1,216.6	4.93%	$78,013.2	$869.9	4.48%
Tax-exempt[2]	2,173.3	27.3	5.09	2,055.4	25.0	4.83	1,891.7	21.8	4.63

Total loans	103,215.8	1,322.7	5.20	100,137.5	1,241.6	4.93	79,904.9	891.7	4.49
Securities available for sale:
Taxable	26,477.7	288.3	4.36	26,389.5	275.1	4.17	22,462.5	212.9	3.79
Tax-exempt[2]	836.1	12.7	6.10	848.6	13.0	6.11	364.6	5.7	6.21

Total securities available for sale	27,313.8	301.0	4.41	27,238.1	288.1	4.23	22,827.1	218.6	3.83
Funds sold and securities purchased under agreements to resell	1,604.3	9.7	2.41	1,301.2	6.0	1.82	1,240.5	3.3	1.06
Loans held for sale	6,393.2	86.1	5.39	5,607.0	74.7	5.33	5,316.1	67.1	5.05
Interest-bearing deposits	17.5	0.1	1.60	20.9	0.1	1.35	15.2	—	0.85
Trading assets	2,308.2	14.1	2.48	2,145.7	10.5	1.94	1,734.4	5.4	1.24

Total earning assets	140,852.8	1,733.7	4.99	136,450.4	1,621.0	4.73	111,038.2	1,186.1	4.30
Allowance for loan losses	(1,065.5)			(1,094.5)			(953.7)
Cash and due from banks	4,309.5			4,136.4			3,371.2
Premises and equipment	1,862.9			1,839.9			1,612.0
Other assets	13,225.7			13,181.2			6,205.7
Unrealized gains on securities available for sale	2,032.8			2,056.7			2,580.3

Total assets	$161,218.2			$156,570.1			$123,853.7

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$17,479.8	$33.8	0.78%	$16,940.7	$28.3	0.66%	$12,332.1	$11.8	0.38%
Money market accounts	24,767.4	82.1	1.34	24,507.0	66.3	1.08	22,136.8	42.3	0.77
Savings	7,506.9	15.5	0.84	8,139.3	16.8	0.82	6,334.2	10.1	0.64
Consumer time	12,324.0	75.1	2.47	12,083.9	73.6	2.42	7,268.8	37.6	2.08
Other time	5,166.6	34.9	2.74	4,748.8	30.2	2.53	3,392.4	19.9	2.36

Total interest-bearing consumer and commercial deposits	67,244.7	241.4	1.46	66,419.7	215.2	1.29	51,464.3	121.7	0.95
Brokered deposits	6,462.1	41.1	2.54	5,966.1	32.3	2.11	3,903.1	22.5	2.28
Foreign deposits	6,962.3	40.0	2.30	4,704.5	23.0	1.91	6,097.5	16.5	1.07

Total interest-bearing deposits	80,669.1	322.5	1.62	77,090.3	270.5	1.40	61,464.9	160.7	1.05
Funds purchased and securities sold under agreements to repurchase	10,134.0	56.2	2.22	9,407.1	40.3	1.68	10,175.6	19.8	0.77
Other short-term borrowings	2,591.3	17.0	2.65	2,219.7	11.5	2.06	2,738.5	11.0	1.62
Long-term debt	22,197.7	208.8	3.82	21,961.6	197.8	3.58	15,412.9	130.7	3.41

Total interest-bearing liabilities	115,592.1	604.5	2.12	110,678.7	520.1	1.87	89,791.9	322.2	1.44
Noninterest-bearing deposits	23,723.1			24,181.7			18,896.7
Other liabilities	5,783.6			5,890.7			5,324.8
Shareholders’ equity	16,119.4			15,819.0			9,840.3

Total liabilities and shareholders’ equity	$161,218.2			$156,570.1			$123,853.7

Interest rate spread			2.87%			2.86%			2.86%

Net Interest Income[3]		$1,129.2			$1,100.9			$863.9

Net Interest Margin			3.25%			3.21%			3.13%

[1]	Interest income includes loan fees of $29.5 million, $36.0 million, and $27.8 million in the quarters ended March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]	Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $17.7 million, $16.7 million, and $12.3 million in the quarters ended March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

[3]	Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $37.6 million, $40.5 million, and $32.4 million in the quarters ended March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

CONSOLIDATED FINANCIAL PERFORMANCE

Net Interest Income/Margin

Net interest income was $1,129.2 million for the first quarter of 2005, an increase of $265.3 million or 30.7%, from the first quarter of 2004. The NCF merger accounted for approximately $202.0 million, or 76.1%, of this increase. Net interest income also benefited from higher earning assets and the impact of higher rates.

The net interest margin increased 12 basis points from 3.13% in the first quarter of 2004 to 3.25% in the first quarter of 2005. The merger contributed approximately 10 basis points to the net interest margin improvement. In addition to the merger, the Company consolidated Three Pillars, a multi-seller commercial paper conduit, to comply with FIN 46 in July 2003, and deconsolidated Three Pillars on March 1, 2004. The deconsolidation accounted for four basis points of the net interest margin improvement compared to 2004. The earning asset yield for the first quarter of 2005 increased 69 basis points from the first quarter of 2004. Loan yield increased 71 basis points and securities available for sale yield increased 58 basis points from the prior year. In the first quarter of 2005, the total interest-bearing liability costs increased 68 basis points from the first quarter of 2004. As the increase in earning asset yield was largely offset by a corresponding increase in interest-bearing liability costs, the quarter-over-quarter improvement was primarily attributable to the NCF acquisition and the deconsolidation of Three Pillars noted above. The remaining change in the margin was negatively affected by a number of other factors. The Company’s balance sheet is positioned to benefit from rising rates and a steeper yield curve. While short-term interest rates have risen for much of the last year, the yield curve has flattened considerably. Incremental asset growth has therefore come on at higher yields, but at tighter spreads to Fed Funds.

Average earning assets were up 26.9% and average interest-bearing liabilities increased 28.7% for the first quarter of 2005 versus the first quarter of 2004. Average loans increased $23.3 billion, or 29.2%, securities available for sale increased $4.5 billion, or 19.7%, and loans held for sale increased $1.1 billion, or 20.3%, in the first quarter of 2005 compared to the first quarter of 2004. The acquisition of NCF contributed $14.8 billion of the increase in total loans and $6.2 billion of the increase in securities available for sale.

The Company continued to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Campaigns to attract customer deposits were implemented in 2004. The Company believes that deposit growth has also benefited from the volatility in the financial markets. Average NOW accounts increased 41.7%, savings increased 18.5%, and demand deposits increased 25.5% in the first quarter of 2005 versus the first quarter of 2004. The NCF merger contributed approximately 60% of the increase in the lower cost funding for the year.

Interest income that the Company was unable to recognize on nonperforming loans had a negative one basis point impact in 2005. There was no impact for the first quarter of 2004. Table 2 contains more detailed information concerning average balances, yields and rates paid.

Noninterest Income

Noninterest income increased $158.7 million, or 26.7%, from the first quarter of 2004. Approximately $84.3 million of the increase was attributable to NCF. Also included in the first quarter of 2005, was the net gain on the sale of RCM factoring assets, which totaled $19.9 million. Other factors positively impacting noninterest income were increases in investment banking and trading income and trust and investment management income.

Trust and investment management income increased $28.3 million, or 20.8%, for the first quarter of 2005 compared to the first quarter of 2004. Assets under management increased $28.5 billion, or 28.4%, from the first quarter of 2004, to approximately $128.9 billion. The acquisitions of NCF and substantially all of the assets of Seix Investment Advisors, Inc. contributed approximately $2.4 billion and $16.9 billion, respectively, of the increase in assets under management. The remaining increase was due to net new business and equity markets increasing slightly, the effect of which was somewhat offset by a decrease in the bond market caused by higher interest rates. SunTrust’s total assets under advisement were approximately $228.9 billion, which included $128.9 billion in assets under management, $26.1 billion in non-managed corporate trust assets, $45.8 billion in non-managed trust assets, and $28.1 billion in retail brokerage assets.

Service charges on deposit accounts increased $20.9 million, or 12.8%, from the first quarter of 2004; however approximately $30.0 million of the overall increase was due to the addition of NCF. On a historical SunTrust basis, services charges on deposit accounts decreased $9.1 million due to the rise in interest rates, which reduced account analysis fees, as well as a decline in non-sufficient funds fees.

Retail investment income increased $9.4 million, or 20.6%, for the first quarter of 2005 compared to the first quarter of 2004, as the wealth management segment maintained sales momentum in new business.

Other charges and fees increased $18.6 million, or 20.1%, from the first quarter of 2004 to the first quarter of 2005, primarily due to NCF. Card fees increased $16.5 million, or 51.9%, from the first quarter of 2004 due to increases in commercial credit card interchange volume as well as the addition of NCF.

Combined trading account profits and commissions and investment banking income, SunTrust’s capital markets revenue sources, increased $19.9 million, or 26.8%, compared to the same period of the prior year. The NCF acquisition contributed approximately $8.7 million of the increase. The remainder of the increase was primarily due to growth in the equity capital markets business, which was driven by merger and acquisition fees and advisory fees.

Other noninterest income increased $35.9 million, or 77.5%, from the first quarter of 2004. Approximately $17.7 million of the increase was due to NCF. Combined mortgage production and servicing income increased $23.1 million compared to the first quarter of 2004. Mortgage servicing related income increased $13.4 million primarily due to a decline in amortization of mortgage servicing rights related to a decline in mortgage prepayments. Mortgage production income increased $9.7 million compared to the first quarter of 2004 due to increased sales in the secondary market and an increase in production volume compared to the first quarter of 2004. The Company incurred net securities losses during first quarter of 2005 of $5.7 million compared to net securities gains of $4.9 million in first quarter 2004.

Noninterest Income	Table 3

	Three Months Ended March 31		% Change
(Dollars in millions) (Unaudited)	2005	2004
Service charges on deposit accounts	$184.1	$163.2	12.8
Trust and investment management income	164.5	136.2	20.8
Retail investment services	55.1	45.7	20.6
Other charges and fees	111.4	92.7	20.1
Investment banking income	50.0	44.8	11.6
Trading account profits and commissions	44.0	29.4	49.9
Card fees	48.2	31.7	51.9
Securities (losses)/gains	(5.7)	4.9	(214.9)
Net gain on sale of RCM assets	19.9	—	100.0
Other noninterest income	82.3	46.5	77.5

Total noninterest income	$753.8	$595.1	26.7

Noninterest Expense

Noninterest expense increased $244.2 million, or 27.4%, compared to 2004. Approximately, $149.2 million of the increase was attributed to the acquisition of NCF including $25.7 million of merger related expenses for operations and systems integration. Compared to 2004, total personnel expense increased $128.0 million, or 25.3%, of which approximately $70.6 million was due to the acquisition of NCF. The remainder of the increase was primarily due to increased historical SunTrust headcount, normal merit increases and increased incentive costs. Headcount increased from 27,802 as of March 31, 2004, to 33,139 at March 31, 2005, and included approximately 4,257 due to the acquisition of NCF. The increase in incentives was primarily due to an increase in commission and performance based incentives related to the acquisition of NCF and strong business volumes across all lines of business.

Net occupancy expense increased $14.0 million, or 22.6%, compared to March 31, 2004, primarily due to the NCF acquisition. Noninterest expense was further impacted by a $17.2 million, or 26.2%, increase in outside processing and software expense primarily due to higher processing fees and higher software amortization and maintenance expense. The increase in outside processing and software expense included approximately $6.9 million related to the NCF acquisition.

Amortization of intangible assets increased $15.6 million, or 99.6%, compared to the three months ended March 31, 2004. The increase was primarily attributable to the acquisition of NCF and related amortization of core deposit intangibles. Total amortization of NCF core deposit intangibles in the first quarter of 2005 amounted to $14.8 million. Other noninterest expense increased $14.0 million, or 18.9%, compared to the three months ended March 31, 2004 and was primarily driven by the acquisition of NCF.

The efficiency ratio decreased to 60.22% as of March 31, 2005 compared to 60.98% as of March 31, 2004. On an operating basis, which excludes merger expenses, the efficiency ratio was 58.85% as of March 31, 2005.

Noninterest Expense	Table 4

	Three Months Ended March 31		%Change
(Dollars in millions) (Unaudited)	2005	2004
Employee compensation	$516.5	$400.3	29.0
Employee benefits	118.3	106.5	11.1

Total personnel expense	634.8	506.8	25.3
Net occupancy expense	75.9	61.9	22.6
Outside processing and software	82.8	65.6	26.2
Equipment expense	52.9	45.1	17.3
Marketing and customer development	31.6	30.2	4.7
Amortization of intangible assets	31.2	15.6	99.6
Merger expense	25.7	—	100.0
Postage and delivery	20.6	17.2	20.0
Communications	19.8	15.8	25.7
Other staff expense	18.6	13.6	37.3
Credit and collection services	17.5	12.9	34.9
Consulting and legal	13.9	15.8	(11.6)
Operating supplies	13.5	11.0	22.8
FDIC premiums	5.9	4.3	37.7
Other real estate expense (income)	1.0	(0.3)	(422.4)
Other noninterest expense	88.2	74.2	18.9

Total noninterest expense	$1,133.9	$889.7	27.4

Efficiency ratio	60.22%	60.98%

Income Taxes

The provision for income taxes was $228.6 million for the first quarter of 2005, compared to $141.3 million for the same period of the prior year. This represents a 31.7% effective tax rate for the first quarter of 2005 compared to 28.1% for the first quarter of 2004. The higher tax rate was primarily attributable to strong incremental pretax income growth taxed at a higher rate than the overall effective tax rate. The Company expects the 2005 annual effective tax rate to be between 31-32%, which is within the range of the Company’s normalized tax rate for the past several years.

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $10.6 million in the first quarter of 2005, a decrease of $43.3 million, or 80.4%, from the first quarter of 2004. The decline in the provision was due to an improvement in the Company’s credit quality in both consumer and commercial loans as well as the sale of RCM assets. Net charge-offs for the first quarter of 2005 were $36.9 million, a decline of $21.8 million, or 37.3%, from the same period of the prior year. The decline was partially due to a $15.0 million, or 68.5%, reduction in commercial net charge-offs. The reduction in commercial net charge-offs can be attributed to an overall improvement in the credit quality of the portfolio that resulted in lower gross charge-offs.

SunTrust maintains an allowance for loan and lease losses that is considered adequate to absorb probable losses in the portfolio based on management’s evaluations of the size and current risk characteristics of the loan portfolio. Such evaluations consider prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. In addition to the review of credit quality through ongoing credit review processes, the Company constructs an independent and comprehensive allowance analysis for its credit portfolios on a quarterly basis. The ALLL Committee has the responsibility of affirming the allowance methodology and assessing all of the risk elements in order to determine the appropriate level of allowance for the inherent losses in the portfolio at the point in time being reviewed. The allowance methodology includes a component for collective loan impairment for pools of homogeneous loans with similar risk attributes, a component for larger individual loan impairment, and a non-pool-specific component related to inherent losses that are not otherwise evaluated in the first two elements. The qualitative factors associated with the non-pool-specific component are subjective and require a high degree of judgment. These factors include the inherent imprecisions in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events, and lagging or incomplete data. Relevant accounting guidance is used to identify and analyze the loan pools and larger individual loans for impairment. Numerous loss factors are used to analyze the loan pools including current and historical credit quality results, credit risk ratings, industry or obligor concentrations, and external economic factors.

At March 31, 2005, SunTrust’s allowance for loan and lease losses totaled $1,023.7 million, or 0.98% of total loans, compared to $1,050.0 million, or 1.04% of total loans at December 31, 2004. The allowance as a percentage of total nonperforming loans increased from 281.3% at December 31, 2004 to 286.7% at March 31, 2005.

Summary of Loan Loss Experience	Table 5

(Dollars in millions) (Unaudited)	Three Months Ended March 31		% Change
	2005	2004
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,050.0	$941.9	11.5
Provision for loan losses	10.6	53.8	(80.3)
Charge-offs
Commercial	(16.6)	(33.5)	(50.3)
Real estate:
Construction	(0.8)	(0.7)	14.3
Residential mortgages	(8.5)	(10.6)	(19.8)
Other	(0.8)	(1.5)	(46.7)
Consumer loans	(38.4)	(38.5)	(0.3)

Total charge-offs	(65.1)	(84.8)	(23.2)

Recoveries
Commercial	9.7	11.6	(16.2)
Real estate:
Construction	0.2	—	100.0
Residential mortgages	2.0	1.9	5.3
Other	0.3	0.2	50.0
Consumer loans	16.0	12.4	29.0

Total recoveries	28.2	26.1	8.2

Net charge-offs	(36.9)	(58.7)	(37.3)

Balance - end of period	$1,023.7	$937.0	9.3

Average loans	$103,215.8	$79,904.9	29.2
Quarter-end loans outstanding	104,760.9	79,212.8	32.3
Ratios:
Net charge-offs to average loans (annualized)	0.14%	0.30%
Provision to average loans (annualized)	0.04	0.27
Recoveries to total charge-offs	43.3	30.8
Allowance to quarter-end loans	0.98	1.18
Allowance to nonperforming loans	286.7	309.7

Nonperforming Assets

Nonperforming assets totaled $392.3 million at March 31, 2005, a decrease of $18.4 million, or 4.5%, from December 31, 2004. The decrease was attributable to a $16.2 million, or 4.3%, decline in nonperforming loans and resulted in a decline in the ratio of nonperforming assets to total loans plus OREO and other repossessed assets to 0.37% at March 31, 2005 from 0.40% at December 31, 2004. Nonperforming loans at March 31, 2005 included $337.1 million of nonaccrual loans and $20.0 million of restructured loans, the latter of which represents a select group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first quarters of 2005 and 2004, this amounted to $2.8 million and $6.0 million, respectively. For the first quarters of 2005 and 2004, interest income of $7.0 million and $5.5 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more decreased $31.7 million from December 31, 2004 to $182.6 million as of March 31, 2005. The decrease was primarily related to lower levels of residential and consumer past due loans.

Nonperforming Assets	Table 6

(Dollars in millions) (Unaudited)	March 31 2005	December 31 2004	% Change

Nonperforming Assets
Nonaccrual loans:
Commercial	$116.4	$130.9	(11.1)
Real Estate:
Construction	36.8	32.8	12.0
Residential mortgages	112.2	104.5	7.4
Other	45.2	36.7	23.2
Consumer loans	26.5	49.3	(46.2)

Total nonaccrual loans	337.1	354.2	(4.9)
Restructured loans	20.0	19.1	5.4

Total nonperforming loans	357.1	373.3	(4.3)
Other real estate owned (OREO)	27.5	28.6	(3.7)
Other repossessed assets	7.7	8.8	(12.4)

Total nonperforming assets	$392.3	$410.7	(4.5)

Ratios:
Nonperforming loans to total loans	0.34%	0.37%
Nonperforming assets to total loans plus
OREO and other repossessed assets	0.37	0.40
Accruing Loans Past Due
90 Days or More	$182.6	$214.3

Loans

Total loans at March 31, 2005, were $104.8 billion, an increase of $3.3 billion, or 3.3%, from December 31, 2004. Commercial loans increased $1.4 billion, or 4.5%, compared to December 31, 2004 due to growth in large corporate loans and a continued growth in the small to mid-sized commercial segments. Residential mortgages increased $1.0 billion, or 4.1%, compared to December 31, 2004. This increase was due to rising interest rates, thus causing an improvement in adjustable rate mortgage production, which the Company tends to retain in its portfolio. Consumer loans declined $31.1 million, or 0.2%, compared to December 31, 2004. Driving the decline was a decrease in the indirect portfolio due to increased competition for volume and tightening spreads. This decline was partially offset by growth in the direct portfolio, specifically growth in student lending. Additionally impacting loan growth was a $0.6 billion, or 7.5%, increase in construction loans compared to December 31, 2004.

Loan Portfolio by Types of Loans	Table 7

	March 31 2005	December 31 2004	% Change
(Dollars in millions) (Unaudited)
Commercial	$33,262.0	$31,823.8	4.5
Real estate:
Home equity	11,974.6	11,519.2	4.0
Construction	8,430.1	7,845.4	7.5
Residential mortgages	25,554.9	24,553.5	4.1
Other	11,957.6	12,083.8	(1.0)
Credit card	187.6	175.3	7.0
Consumer loans	13,394.1	13,425.2	(0.2)

Total loans	$104,760.9	$101,426.2	3.3

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company managed the portfolio in the first quarter of 2005 with the goal of continuing to improve yield while gradually increasing duration as rates increase. The average yield for the first quarter of 2005 improved to 4.41% compared with 4.23% the previous quarter and 3.83% for the same quarter a year ago. The estimated average life was 3.7 years at March 31, 2005, unchanged from December 31, 2004. The portfolio’s average duration was 3.1 at March 31, 2005, a slight increase from a 3.0 duration as of December 31, 2004. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 3.1 suggests an expected price change of 3.1% for a one percent change in interest rates, without considering any embedded call or prepayment options. The portfolio size was $27.7 billion on an amortized cost basis at March 31, 2005 compared to $26.9 billion at December 31, 2004 as the Company took advantage of higher interest rates to increase the size of the portfolio. Consistent with the objectives of the Asset/Liability Management Committee (“ALCO”), net securities losses of $5.7 million were realized in the first quarter of 2005 to improve future income, primarily from selling shorter duration mortgage-backed securities with lower yields and reinvesting in longer duration, non-callable agency securities with higher yields. Our current mix of securities as of March 31, 2005 is shown in Table 8 compared with December 31, 2004.

The carrying value of the investment portfolio, all of which is classified as securities available for sale, reflected $1.7 billion in net unrealized gains at March 31, 2005, including a $2.0 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The market value of this common stock investment increased $7.4 million, while the net change in market value on the remainder of the portfolio decreased $306.7 million compared to December 31, 2004. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income. The Company reviews all of its securities with unrealized losses for impairment at least quarterly. The Company has determined that none of these securities were other-than-temporarily impaired as of March 31, 2005.

Securities Available for Sale	Table 8

	At March 31, 2005		At December 31, 2004
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$2,915.2	$2,865.4	$2,543.9	$2,538.1
States and political subdivisions	857.3	871.7	841.6	865.6
Asset-backed securities	2,521.0	2,488.2	2,590.0	2,578.5
Mortgage-backed securities	18,794.7	18,547.1	18,367.0	18,325.3
Corporate bonds	1,621.3	1,608.4	1,667.1	1,679.3
Common stock of The Coca-Cola Company	0.1	2,011.3	0.1	2,003.9
Other securities[1]	953.6	981.9	921.2	950.3

Total securities available for sale	$27,663.2	$29,374.0	$26,930.9	$28,941.0

[1]	Includes $520.5 million and $523.6 million at March 31, 2005 and December 31, 2004, respectively, of Federal Home Loan Bank stock stated at par value.

BUSINESS SEGMENTS

Beginning in January 2001, the Company implemented significant changes to its internal management reporting system to begin to measure and manage certain business activities by line of business. For more financial details on business segment disclosures, please see Note 8 – Business Segment Reporting in the Notes to the unaudited Consolidated Financial Statements. The lines of business which are the Company’s segments, are defined as follows:

Retail

The Retail line of business includes loans, deposits, and other fee-based services for consumers and business clients with less than $5 million in sales. Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the internet (suntrust.com) and the telephone (1-800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When client needs change and expand, Retail refers clients to SunTrust’s Wealth and Investment Management, Mortgage, and Commercial lines of business.

Commercial

The Commercial line of business provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. The primary client segments served by this line of business include “Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities. Also included in this segment are specialty groups that operate both inside and outside of the SunTrust footprint, such as Affordable Housing (tax-related investments in community developments) and Premium Assignment Corporation (insurance premium financing).

Corporate & Investment Banking

CIB is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing, and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines, providing along with credit, a full array of traditional banking services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small- and mid-cap growth companies and is organized along industry specialty lines. Its services include raising public and private equity and providing merger and acquisition advisory services. The debt and equity capital markets businesses support both corporate banking and investment banking relationships, as well as the smaller commercial clients and wealthy individuals. Commercial leasing provides equipment leasing and financing to various entities.

Mortgage

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and its captive reinsurance subsidiary (Cherokee Insurance Company).

Wealth & Investment Management

Wealth and Investment Management, the segment formerly known as Private Client Services, provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include brokerage, individual wealth management, and institutional investment management and administration. SunTrust Securities, Inc. operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. Alexander Key offers full service brokerage services to affluent and wealthy clients who generally do not have a pre-existing relationship with the Company. Alexander Key is currently located in Atlanta, GA, Nashville, TN, Washington DC, Jacksonville, FL, Orlando, FL, and Richmond, VA. Wealth and Investment Management also offers professional investment management and trust services to individual clients seeking active management of their financial resources. In addition, the Private Banking unit within SunTrust was consolidated into Wealth and Investment Management in the first quarter of 2005, which enables the group to offer a full array of loan and deposit products to clients. The ultra high net worth segment is serviced by Asset Management Advisors (“AMA”). AMA provides “family office” services to ultra high net worth clients. Acting in this capacity, AMA investment professionals utilize sophisticated financial products and wealth management tools to provide a holistic approach to multi-generational wealth management. AMA is currently located in Atlanta, GA, Orlando, FL, West Palm Beach, FL, Miami, FL, St. Petersburg, FL, Washington DC, Charlotte, NC, and Greenwich, CT. Institutional investment management and administration is comprised of Trusco Capital Management, Inc. (“Trusco”), retirement services, endowment and foundation services, and corporate trust. Trusco is a registered investment advisor that acts as the investment manager for Wealth and Investment Management’s clients and the STI Classic Funds. Trusco includes Seix Investment Advisors (“Seix”), which was acquired in the second quarter of 2004, and Zevenbergen Capital Investments, LLC (“ZCI”), which was consolidated in the fourth quarter of 2004 in connection with the Company acquiring a majority ownership interest in ZCI. Retirement Services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate trust targets issuers of tax-exempt and corporate debt, and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services.

Corporate/Other

Corporate/Other (“Other”) includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises, income tax provision, certain support activities not currently allocated to the aforementioned lines of business and the incremental costs to integrate NCF’s operations (merger expenses). The major components of Corporate/Other include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the Company’s facilities; Marketing, which handles advertising, product management and customer information functions; Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking function; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury. Other functions included in Corporate/ Other are operational risk management, credit risk management, credit review, audit, legal and compliance, branch operations, corporate strategies development, procurement, merger integration, and the executive management group. Finally Corporate/Other also includes specialty businesses, including Transplatinum, which handles Fleet One fuel cards, and USI Alliance Corporation, which provides services for safety, security and crime prevention to senior housing facilities.

Reconciling Items

Reconciling Items includes all adjustments necessary to reconcile management accounting methodologies to GAAP consolidated earnings. The most significant items relate to matched-maturity funds transfer pricing, provision for loan losses versus net charge-off allocations, float reconciliation, deposit reserve reconciliation, and intercompany eliminations.

The following table for SunTrust’s reportable segments compares total income/(loss) before taxes for the three months ended March 31, 2005 to the same period last year:

Total Income Before Taxes	Table 9

	Three Months Ended
(Dollars in thousands) (Unaudited)	March 31, 2005	March 31, 2004
Retail	$431,569	$304,885
Commercial	209,694	152,590
Corporate & Investment Banking	151,486	114,332
Mortgage	68,777	64,707
Wealth & Investment Management	100,686	81,944
Corporate/Other	(343,621)	(266,253)
Reconciling Items	119,987	63,200

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three months ended March 31, 2005 to the same period last year:

Table 10

	Three Months Ended March 31
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2005	2004	2005	2004
Retail	$29,440,325	$22,150,243	$63,522,536	$49,161,943
Commercial	30,132,765	21,658,826	13,377,206	10,403,386
Corporate & Investment Banking	13,946,199	14,910,732	3,133,522	3,010,082
Mortgage	21,977,538	15,650,066	1,298,373	1,166,509
Wealth & Investment Management	7,504,415	5,415,298	9,287,906	6,799,539

The following analysis details the operating results for each line of business for the three months ended March 31, 2005 and 2004:

Retail

Retail’s total income before taxes for the quarter ended March 31, 2005 was $431.6 million, an increase of $126.7 million, or 41.6%, compared to the same period in 2004. The NCF acquisition contributed approximately $59.0 million of the increased pre-tax net income. The remaining increase was attributable to higher net interest income, lower charge-offs, and higher noninterest income.

Net interest income increased $152.0 million, or 36.2%. The NCF acquisition contributed approximately $95.9 million of the increase, with the remainder primarily attributed to loan and deposit growth. Average loans increased $7.3 billion, or 32.9%. Average deposits increased $14.4 billion, or 29.2%. The NCF acquisition was the primary driver of these increases, contributing approximately $5.3 billion of the loan growth and approximately $11.6 billion of the deposit growth. The remaining loan growth was primarily driven by home equity lines, while the remaining deposit growth was primarily driven by increases in demand deposits, NOW, and money market accounts. With improvements in credit quality, net charge-offs decreased $8.6 million, or 22.5%.

Noninterest income increased $51.7 million, or 27.3%. The addition of NCF contributed approximately $41.4 million of the increase. The largest factor in the remaining increase was interchange income as a result of increased debit and credit card volumes.

Noninterest expense increased $85.7 million, or 32.1%. The addition of NCF contributed approximately $73.3 million of the increase. Continued investments in the Retail distribution network and technology also contributed to the increase.

Commercial

Commercial’s total income before taxes for the quarter ended March 31, 2005 was $209.7 million, an increase of $57.1 million, or 37.4%, compared to the same period in 2004. The NCF acquisition contributed approximately $40.3 million to the increase. Improvement in net interest income, driven by balance sheet growth and reduced net charge offs, contributed to the remaining growth.

Net interest income increased $67.4 million, or 42.5%. NCF contributed approximately $47.1 million of this increase. Average loans increased $8.5 billion, or 39.1%, and average deposits increased $3.0 billion, or 28.6%. The NCF acquisition accounted for approximately $6.5 billion of the loan growth and $1.4 billion of the deposit growth. The remaining loan growth was driven by stronger demand for commercial real estate, auto dealer floor plan loans and other commercial loans. The remaining growth in deposits was attributed to increased client liquidity. Net charge-offs decreased $8.1 million, or 107.7%, due to net recoveries in the first quarter of 2005.

Noninterest income increased $0.6 million, or 0.8%. NCF accounted for approximately $2.1 million of the increase. Affordable Housing contributed an additional $4.2 million to the increase, driven by higher tax credits from incremental properties and investments. Partially offsetting these increases, service charges on deposits decreased $4.6 million, or 17.9%, driven by rising interest rates and higher deposit balances.

Noninterest expense increased $19.0 million, or 24.1%. The NCF acquisition contributed approximately $8.5 million of the increase. An additional $7.0 million of the increase was attributable to increased Affordable Housing activities, including $4.3 million of property improvement expenses incurred during the first quarter of 2005.

Corporate & Investment Banking

Corporate and Investment Banking’s total income before taxes for the quarter ended March 31, 2005 was $151.5 million, an increase of $37.2 million, or 32.5%, compared to the same period in 2004. The increase was primarily attributable to an increase in noninterest income of $43.4 million, or 32.4%, coupled with an improvement of $10.1 million, or 108.1%, in net charge-offs. These improvements were offset by an increase in noninterest expense of $13.0 million, or 17.1%. Included in total income before taxes was an approximate $2.5 million impact from the addition of NCF’s fixed income sales and trading business.

Net interest income decreased $3.4 million, or 5.1%. To comply with FASB Interpretation No. 46, Three Pillars Funding Corp., a multi-seller commercial paper conduit was consolidated for two months of the first quarter of 2004, and contributed $2.0 million of net interest income to the first quarter of 2004. Average loans increased $632.9 million, or 4.8%, and average deposits decreased $118.3 million or 3.6% from the fourth quarter of 2004 to the first quarter of 2005. The loan growth was driven primarily by stronger corporate demand. The decline in average deposits was due to rising rates, primarily on the savings and money market accounts.

Noninterest income increased $43.4 million, or 32.4%. Included in noninterest income was a net gain of $19.9 million on the sale of factoring assets, RCM, to CIT Group, Inc. Also included in noninterest income was an approximate $8.7 million impact from the addition of NCF’s fixed income sales and trading business. The remainder of the increase was due to an increase in merger and acquisition and advisory activity.

Noninterest expense increased $13.0 million, or 17.1%. Included in noninterest expense was an approximate $7.3 million impact from the addition of NCF’s fixed income sales and trading business. The remainder of the increase was due primarily to an increase in personnel expense of $5.9 million, or 12.1%. The increase in personnel expense was driven by increased incentive compensation associated with increased fee income.

Mortgage

Mortgage’s total income before taxes for the quarter ended March 31, 2005 was $68.8 million, an increase of $4.1 million, or 6.3%, compared to the same period in 2004. Lower servicing amortization, higher residential portfolio earnings, and higher service fees have helped mitigate production margin compression given the rising interest rate environment.

Net interest income increased $9.4 million, or 7.9%. Average loans increased $6.3 billion, or 40.4%, due to continued demand for portfolio products and the addition of NCF loans. The higher loan balances contributed $15.0 million of the increase in net interest income. Loans held for sale were up $1.2 billion, or 27.3%. However, due to compressed spreads, income from loans held for sale were down $6.7 million, or 13.6%. Average collected deposits were up $10.6 million due to higher payoffs and increased escrow balances. The higher balances, combined with a higher credit for funds, contributed $1.3 million to the increase in net interest income. Net charge-offs decreased $1.6 million, or 63.6%.

Noninterest income increased $24.6 million, or 121.5%, due to both higher servicing and production income. Servicing income was up $13.4 million due to slower prepayments resulting in lower mortgage servicing rights amortization. Additionally, the servicing portfolio grew to $83.6 billion at March 31, 2005, a 19.5% increase over March 31, 2004, which contributed to the higher servicing income. Production income increased $9.7 million, or 95.2% compared to the first quarter of 2004, due to increased sales in the secondary market and an increase in production volume, partially due to the NCF acquisition. Loan production of $8.7 billion was up 34.1% over last year.

Noninterest expense increased $31.5 million, or 44.1%. The addition of NCF expense in 2005 and other volume-related expenses were the primary drivers of the higher expense.

Wealth & Investment Management

Wealth and Investment Management’s total income before taxes for the quarter ended March 31, 2005 was $100.7 million, an increase of $18.7 million, or 22.9%, compared to the same period in 2004. NCF and Seix contributed approximately $11.1 million and $4.8 million of the increase, respectively. The remainder of the growth was primarily driven by increases in net interest income and trust income, which were partially offset by increases in staff expense, outside processing, and amortization of intangibles.

Net interest income increased $24.5 million, or 46.7%. The acquisition of NCF contributed approximately $10.5 million of the increase. Average loans increased $2.1 billion, or 38.6%, including approximately $1.3 billion attributable to NCF. Average deposits increased $2.5 billion, or 36.6%, including approximately $0.7 billion attributable to NCF. Net charge-offs decreased $0.3 million, or 54.2%.

Noninterest income increased $42.2 million, or 22.2%, which included approximately $21.6 million from NCF and $12.9 million from Seix. Contributing to the total increase, assets under management increased $28.5 billion, or 28.4%, to approximately $128.9 billion. NCF and Seix contributed approximately $2.4 billion and $16.9 billion, respectively, of the increase in assets under management. The remaining increase was due to net new business and equity markets increasing slightly, the effect of which was somewhat offset by a decrease in the bond market caused by higher interest rates. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $228.9 billion, which included $128.9 billion in assets under management, $26.1 billion in non-managed corporate trust assets, $45.8 billion in non-managed trust assets, and $28.1 billion in retail brokerage assets.

Noninterest expense increased $48.3 million, or 30.1%. This included approximately $20.7 million from NCF and $8.1 million from Seix. Total staff expense increased $31.1 million, or 28.0%, including $10.3 million from NCF and $6.6 million from Seix. This increase was primarily due to sales staff additions and incentive expense. Outside processing increased $2.5 million, or 32.1%, primarily due to increased system and processing costs. Amortization of intangibles increased $2.9 million and included $0.8 million from NCF. The remainder of the increase was attributable to Seix.

Corporate/Other

Corporate/Other’s loss before taxes for the quarter ended March 31, 2005 was $343.6 million, an increase in loss of $77.4 million, or 29.1%, compared to the first quarter of 2004.

Net interest income decreased $26.4 million, or 280.5%. The decline was primarily due to the acquisition of NCF and the funds transfer pricing charge associated with these acquired intangibles. These NCF related factors contributed to a $51.4 million decrease and were partially offset by an increase in net interest income of $26.7 million from the investment portfolio.

Average assets increased $10.7 billion, or 37.2%. Average liabilities increased $10.9 billion, or 28.3%. The increase in assets was mainly due to the acquisition of NCF. NCF added approximately $12.6 billion of investment portfolio and other assets, which was partially offset by a $2.1 billion reduction in the historical SunTrust investment portfolio. This reduction included a $556.0 million decline in the market value of securities. The increase in liabilities was primarily due to the addition of approximately $4.6 billion in NCF liabilities, and increases in historical SunTrust long-term debt of $4.1 billion and brokered and foreign deposits of $2.1 billion. Net charge-offs increased $0.4 million, or 51.5%.

Noninterest income decreased $0.8 million, or 8.8%. The main driver was security losses of $7.2 million in the first quarter of 2005 versus security gains of $5.1 million in the same period in 2004. This was partially offset by additional income of approximately $12.6 million due to the acquisition of NCF and the inclusion of certain specialty businesses in Corporate/Other.

Noninterest expense increased $49.8 million, or 20.2%. The major drivers of this increase were the acquisition of NCF, which added approximately $64.9 million of noninterest expense, and merger related expenses of $25.7 million. These increases were partially offset by a $29.4 million increase in expense allocations to the various lines of business, a $9.4 million decrease in other expenses, and a $3.2 million decrease in advertising expenses.

MARKET RISK MANAGEMENT

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is SunTrust’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). SunTrust is also exposed to market risk in its trading activities, mortgage servicing rights, mortgage warehouse and pipeline, and equity holdings of The Coca-Cola Company common stock. ALCO meets regularly and is responsible for reviewing the interest-rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.

Market Risk from Non-trading Activities

The primary goal of interest rate risk management is to control exposure to interest rate risk, both within policy limits approved by ALCO and the Board, and within narrower guidelines established by ALCO. These limits and guidelines reflect SunTrust’s tolerance for interest rate risk over both short-term and long-term horizons.

The major sources of the Company’s non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in relationships between rate indices (basis risk), changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. SunTrust measures these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, as well as duration gap analysis.

One of the primary methods that SunTrust uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon (two years). Key assumptions in the simulation analysis (and in the valuation analysis discussed later in this section) relate to the behavior of interest rates and spreads (frequency of changes in the fed funds rate, changes in the slope of the yield curve as short rates move, and the responsiveness of indeterminate maturity deposit rates), changes in product balances and the behavior of loan and deposit customers in different rate environments. Material assumptions include the repricing characteristics and balance fluctuations of indeterminate, or non-contractual maturity, deposits.

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including expected, or “most likely,” as well as deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, spread narrowing and widening, and yield curve twists. Each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario. Additionally, in some analyses, assumptions are deliberately changed to test the Company’s exposure to a specified event or set of events. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

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

Estimated Changes in Net Interest Income

	Estimated % Change in Net Interest Income Over 12 Months
Rate Change (Basis Points)	Mar. 31, 2005	Dec. 31, 2004
+100 b.p.	0.4%	0.3%
-100 b.p.	0.4%	(0.1%)

As indicated, a gradual decrease in interest rates would increase net interest income. A gradual increase would also enhance net interest income. Thus, the Company’s interest rate sensitivity position is near neutral. While simulations of more rapid changes in interest rates indicate more significant fluctuations in net interest income, the Company is still within the policy limits.

SunTrust also performs valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as the EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time (ramp), EVE uses instantaneous changes in rates (shock). EVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments, the expected changes in balances and pricing of the indeterminate maturity deposit portfolios.

Rate Shock (Basis Points)	Estimated % Changes in EVE
	Mar. 31, 2005	Dec. 31, 2004
+100 b.p.	(3.8)%	(3.1)%
-100 b.p.	1.4%	0.6%

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

Trading Activities

Most of the Company’s trading activities are designed to support secondary trading with clients. Product offerings to clients include debt securities, including loans traded in the secondary market, equity securities, derivatives, foreign exchange contracts, and similar financial instruments. Other trading activities include participating in underwritings and acting as a market maker in certain equity securities. Typically, the Company maintains a securities inventory to facilitate customer transactions. However, in certain businesses, such as derivatives, it is more common to execute customer transactions with simultaneous risk-managing transactions with dealers. Also in the normal course of business, the Company assumes a degree of market risk in arbitrage, delta hedging, and other strategies, subject to specified limits.

The Company has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that combines interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VaR measures the maximum fair value the Company could lose on a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed VaR one out of every 100 overnight trading days. The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity. For the Foreign Exchange, Equity Desk, Structured Trades and Derivatives desks, the Company estimates VaR by applying the Monte Carlo simulation platform as designed by RiskMetrics™, and for the estimate of the Fixed Income VaR, the Company uses Bloomberg™ analytics. The Company uses internally developed methodologies to estimate VaR for the Credit Derivatives and Loan Trading Desks.

The estimated combined period end undiversified VaR was $3.7 million at March 31, 2005 and $3.5 million at December 31, 2004. Trading assets net of trading liabilities were $1.5 billion at March 31, 2005 and $1.1 billion at December 31, 2004.

Other Market Risk

Other sources of market risk include the risk associated with holding residential mortgage loans prior to selling them into the secondary mortgage market, commitments to customers to make mortgage loans that will be sold to the secondary mortgage market, and the Company’s investment in Mortgage Servicing Rights (“MSRs”). The Company manages the risks associated with the residential mortgage loans classified as held for sale (“the warehouse”) and its interest rate lock commitments (“IRLCs”) on residential loans intended for sale. The warehouse and IRLCs consist primarily of fixed- and adjustable-rate single family residential real estate loans. The risk associated with the warehouse and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold in the secondary mortgage market. The Company manages interest rate risk predominately with forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouse and the IRLCs. Interest rate risk on the warehouse is managed via forward sale agreements in a designated fair value hedging relationship, under SFAS No. 133. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149 and are not designated as SFAS No. 133 hedge accounting relationships.

The value of the MSRs asset is dependent upon the assumed prepayment speed of the mortgage servicing portfolio. MSRs are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does rely on the natural counter-cyclicality of production activities to mitigate impairment risk.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.0 billion at March 31, 2005. A 10% decrease in share price of The Coca-Cola Company common stock at March 31, 2005 would result in a decrease, net of deferred taxes, of approximately $131 million in accumulated other comprehensive income.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. SunTrust manages this risk by structuring its balance sheet prudently and by maintaining borrowing resources to fund potential cash needs. The Company assesses liquidity needs in the form of increases in assets, maturing obligations, or deposit withdrawals, considering both operations in the normal course of business and in times of unusual events. In addition, the Company considers the off-balance sheet arrangements and commitments it has entered into, which could also affect the Company’s liquidity position. The ALCO of the Company measures this risk, sets policies, and reviews adherence to those policies.

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 65.3% of the funding base on average for the first quarter of 2005, compared to 64.7% for the same period of 2004 and 67.2% for the fourth quarter of 2004. The increase compared to the first quarter of 2004 was due to the acquisition of NCF. Average customer deposits increased $20.6 billion compared to the first quarter of 2004. Approximately $13.9 billion of the increase was attributable to the acquisition of NCF. The decline compared to the fourth quarter of 2004 was due to loan growth of $3.1 billion compared to core deposit growth of $366.4 million. The historical SunTrust deposit growth reflects successful marketing campaigns, continued growth from customer activity, and the relative appeal of alternative investments. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total net wholesale funding, including short-term unsecured borrowings, secured wholesale borrowings and long-term debt, totaled $47.9 billion at March 31, 2005, compared to $35.7 billion at March 31, 2004 and $43.6 billion at December 31, 2004. The increase year over year reflects the wholesale funding required to fund earning asset growth not supported by deposit growth, long-term debt of NCF of $2.8 billion and the funding of the $1.8 billion payment included in the purchase price for NCF. The increase in net wholesale funding of $4.3 billion compared to December 31, 2004 was due to the funding requirements for loan growth exceeding core deposit growth.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $20.0 billion, $12.8 billion, and $16.5 billion at March 31, 2005, March 31, 2004 and December 31, 2004, respectively. Of the $7.2 billion increase from March 31, 2004, approximately $1 billion was due to the increase in loans held for sale, and $3.3 billion was due to the acquisition of NCF. The remainder was due to loan growth in the first quarter of 2005.

The Company maintains access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of March 31, 2005, SunTrust Bank had $13.8 billion remaining under its Global Bank Note program. This capacity reflects $500 million and $350 million of subordinated debt issued during the first quarter of 2005 and the fourth quarter of 2004, respectively. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

The Company has a contingency funding plan that stresses the liquidity needs that may arise from certain events such as agency rating downgrades, rapid loan growth, or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events.

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of March 31, 2005, the Parent Company had $781 million in such sources compared to short-term debt of $549 million. The Parent Company also has $1.5 billion of availability remaining on its current shelf registration statement for the issuance of debt.

As detailed in Table 11, the Company had $79.6 billion in total commitments to extend credit at March 31, 2005 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The

Company also had $11.1 billion in letters of credit as of March 31, 2005, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $5.7 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of March 31, 2005, the Company was in compliance with all covenants and provisions of these debt agreements.

Unfunded Lending Commitments	Table 11

	March 31 2005	December 31 2004
(Dollars in millions) (Unaudited)
Unused lines of credit
Commercial	$36,408.2	$37,316.5
Mortgage commitments	16,829.7	14,710.5
Home equity lines	13,002.4	12,120.6
Commercial real estate	6,199.4	5,938.5
Commercial paper conduit	6,145.0	5,902.9
Commercial credit card	1,021.5	986.6

Total unused lines of credit	$79,606.2	$76,975.6

Letters of credit
Financial standby	$10,634.1	$10,560.0
Performance standby	309.1	416.0
Commercial	152.2	149.1

Total letters of credit	$11,095.4	$11,125.1

VARIABLE INTEREST ENTITIES AND OFF-BALANCE SHEET ARRANGEMENTS

See Note 10 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off-balance sheet arrangements.

DERIVATIVES

Derivative financial instruments are components of the Company’s risk management profile. These instruments include interest rate swaps, options, futures, forward contracts and credit default swaps. The Company also enters into derivative instruments as a service to banking customers. In the normal course of business, the Company monitors and offsets its market risk exposure with dealers.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. All derivatives are recorded in the financial statements at fair value.

Derivative hedging instrument activities are as follows:

Derivative Hedging Instruments	Table 12

	Notional Values[1]
(Dollars in millions)(Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2004	$25	$9,474	$9,499
Additions	21	781	802
Maturities	—	(6)	(6)

Balance, March 31, 2004	$46	$10,249	$10,295

Balance, January 1, 2005	$3,870	$13,482	$17,352
Additions	—	2,173	2,173
Amortization	(4)	—	(4)

Balance, March 31, 2005	$3,866	$15,655	$19,521

[1]	Excludes the hedging activity for the Company’s mortgage loans in warehouse. At March 31, 2005 and 2004, mortgage notional amounts totaled $4.7 billion and $3.8 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end-user:

Risk Management Derivative Financial Instruments [1]	Table 13

	As of March 31, 2005
(Dollars in millions)(Unaudited)	Notional Amount	Gross Unrealized Gains[7]	Gross Unrealized Losses[7]	Equity [9]	Average Maturity in Yrs
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$3,800	$—	$(49)	$(32)	2.15
Fair value hedges:
Interest rate swaps [3]	66	1	—	—	2.43
Forward contracts [4]	4,661	62	—	—	0.07

Total asset hedges	$8,527	$63	$(49)	$(32)	1.02

Liability Hedges
Cash flow hedges
Interest rate swaps [5]	$6,115	$71	$—	$46	2.03
Fair value hedges
Interest rate swaps [6]	9,540	26	(191)	—	6.54

Total liability hedges	$15,655	$97	$(191)	$46	4.78

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps[8]				$(12)	2.33

Total terminated/dedesignated hedges				$(12)	2.33

[1]	Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 149. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at March 31, 2005.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.

[3]	Represents interest rate swaps designated as fair value hedges of fixed rate loans and repurchase agreements.

[4]	Forward contracts are designated as fair value hedges of closed mortgage loans, including both fixed and floating, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 149, are not incorporated in this table.

[5]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.

[6]	Represents interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances, certificate and term deposits and other fixed rate debt.

[7]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.

[8]	Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $12.2 million of net losses, net of taxes recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[9]	At March 31, 2005, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $2.4 million, net of tax, that represents the effective portion of the net gains and losses on derivatives under qualifying cash flow hedging relationships. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of March 31, 2005, $9.4 million of net gains, net of taxes recorded in accumulated other comprehensive income, are expected to be reclassified as interest expense or interest income during the next twelve months.

	As of December 31, 2004[1]
(Dollars in millions) (Unaudited)	Notional Amount	Gross Unrealized Gains	Gross Unrealized Losses[7]	Equity[9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps[2]	$3,800	$1	$(20)	$(13)	2.39
Fair value hedges:
Interest rate swaps[3]	70	1	—	—	2.88
Forward contracts[4]	5,024	11	—	—	0.06

Total asset hedges	$8,894	$13	$(20)	$(13)	1.09

Liability Hedges
Cash flow hedges
Interest rate swaps[5]	$6,015	43	$(13)	$20	2.27
Fair value hedges
Interest rate swaps[6]	7,467	67	(106)	—	8.26

Total liability hedges	$13,482	$110	$(119)	$20	5.58

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps[8]	$—	$—	$—	$(14)	2.58

Total terminated/dedesignated hedges	$—	$—	$—	$(14)	2.58

[1]	Includes only derivative financial instruments which are currently, or were previously designated as, qualifying hedges under SFAS No. 149. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at December 31, 2004.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.

[3]	Represents interest rate swaps designated as fair value hedges of fixed-rate loans and reverse purchase agreements.

[4]	Forward contracts are designated as fair value hedges of closed mortgage loans, including both fixed and floating, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 149, are not incorporated in this table.

[5]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.

[6]	Represents interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances and other fixed rate debt.

[7]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.

[8]	Represents interest rate swaps that have been terminated or dedesignated as hedges under the provisions of SFAS No. 149. The $13.8 million of net losses, net of taxes recorded in accumulated other comprehensive income will be reclassified into earnings as a component of interest expense over the life of the originally hedged period, with the latest period being 2011.

[9]	At December 31, 2004, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $6.6 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cashflow hedges. This includes an unrealized gain of $7.2 million on active hedges offset by a $13.8 million loss on terminated/designated hedges. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2004, $12.1 million of net gains, net of taxes recorded in accumulated other comprehensive income, are expected to be reclassified as interest expense or interest income during the next twelve months.

CAPITAL RESOURCES

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

The Company and subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Banks are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of March 31, 2005, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.07%, 10.44% and 6.61%, respectively. SunTrust is committed to remaining well capitalized.

In 2004, the Company issued approximately 76.4 million shares of SunTrust common stock with an aggregate value of approximately $5.4 billion for the purchase of NCF. The remaining $1.8 billion of the purchase price was funded with cash generated by a combination of $800 million of wholesale CDs issued in May of 2004 and $1 billion of senior debt issued in August of 2004.

In 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary. This amount is reflected in other liabilities and totaled $461.0 million and $451.0 million, including accrued interest, as of March 31, 2005 and December 31, 2004, respectively.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first quarter of 2005, the Company repurchased 995,000 shares for $71.4 million compared to 200,000 shares for $14.1 million repurchased in the first quarter of 2004. As of March 31, 2005, the Company was authorized to purchase up to an additional 5.0 million shares under current Board authorization.

Capital Ratios	Table 14

	March 31 2005	December 31 2004
(Dollars in millions) (Unaudited)
Tier 1 capital	$10,035.2	$9,783.7
Total capital	14,812.7	14,152.6
Risk-weighted assets	141,858.4	136,642.8
Risk-based ratios:
Tier 1 capital	7.07%	7.16%
Total capital	10.44	10.36
Tier 1 leverage ratio	6.61	6.64
Total average shareholders’ equity to average assets (year-to-date)	10.00%	8.58%
Total shareholder’s equity to assets	9.77	10.06

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 41-44.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, for the reasons set forth below, the Company’s disclosure controls and procedures were not effective as of March 31, 2005 to give reasonable assurance in alerting them in a timely fashion to material information relating to SunTrust that is required to be included in the reports that the Company files under the Exchange Act. In addition, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

As discussed in the Explanatory Note contained in Part I, Item 1 of this report, the Company restated its previously issued financial results for the quarterly periods ended March 31, 2004 and June 30, 2004. These restatements were related to errors in the calculation of the Company’s Allowance for Loan and Lease Losses during these periods. As described in Management’s Report on Internal Control over Financial Reporting contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as of the end of the period covered by that report, the Company had a material weakness in internal control over financial reporting relating to the calculation of the ALLL. As of the end of the period covered by this report, the Company has not eliminated the material weakness in the Company’s internal control over financial reporting relating to the ALLL, although the Company has taken the following remedial actions:

•	The Company’s ALLL Committee has been reconstituted and ALLL governance and oversight has been elevated to include executive management. ALLL staff resources have been increased and enhanced.

•	The ALLL Policy and Procedure Manuals have been rewritten and enhanced.

•	The Company has enhanced the ALLL framework and improved the internal controls around the ALLL process by developing, documenting and testing additional financial reporting controls. Internal controls surrounding the documentation, validation and testing of systems and models relating to the ALLL process have been strengthened, but continue to be augmented.

At this time the Company is not able to predict with certainty when the material weakness will be eliminated.

Since the date of the acquisition of NCF on October 1, 2004, the Company has been incorporating the businesses of NCF into the Company’s existing controls and procedures. Effective April 22, 2005, National Bank of Commerce merged with and into SunTrust Bank, and in connection with such merger substantially all of the systems of NBC were converted to SunTrust Bank’s systems. The conversion of the NBC systems to SunTrust Bank’s systems represents the most significant aspect of the transition of NCF’s businesses to the Company’s controls and procedures.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On January 11, 2005, the Securities and Exchange Commission issued a formal order of investigation. The SEC staff has issued subpoenas seeking documents and testimony related to the Company’s ALLL and related matters. The Company is cooperating, and intends to cooperate with the SEC regarding this matter. In addition, the Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in 2005:

	Total number of shares purchased[1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[2]
January 1-31	485,000	$71.31	485,000	5,542,796
February 1-28	365,000	72.18	365,000	5,177,796
March 1-31	145,000	72.25	145,000	5,032,796

Total	995,000	$71.77	995,000

[1]	In addition to these repurchases, pursuant to SunTrust’s employee stock option plans, participants may exercise SunTrust stock options by surrendering shares of SunTrust common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in SunTrust’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended March 31, 2005, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: January 2005 - 20,857 shares at an average price per share of $70.75; February 2005 - 15,206 shares at an average price per share of $72.56; March 2005 - 10,071 shares at an average price per share of $72.84.

[2]	On November 12, 2002, the Board of Directors authorized the purchase of 10 million shares of SunTrust common stock in addition to 2,796 shares which were remaining from a June 13, 2001 authorization. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On February 8, 2005, the Company set compensation for certain of its executive officers. The Company filed a Current Report on Form 8-K with respect to such action on March 14, 2005.

ITEM 6.	EXHIBITS

•	Exhibit 10.1 – Fourth Amendment to the SunTrust Banks, Inc. Supplemental Executive Retirement Plan, dated February 10, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2005.

•	Exhibit 10.2 – Description of compensation payable to certain executive officers of the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed March 14, 2005.

•	Exhibit 31.1 – Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1 – Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 6th day of May, 2005.

SunTrust Banks, Inc.
(Registrant)

/S/ Thomas E. Panther
Thomas E. Panther Senior Vice President and Controller (Chief Accounting Officer)