Form 10-Q
period 2005-06-30
SUNTRUST BANKS INC
filed 2005-08-09
CIK 750556

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

At July 31, 2005, 362,535,757 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year 2005.

EXPLANATORY NOTE

In November 2004, SunTrust Banks, Inc. (“SunTrust” or “the Company”) restated its second quarter of 2004 10-Q. The restated financial statements were included on the June 30, 2004 Form 10-Q/A and in the 2004 Annual Report on Form 10-K. The restatement pertained to a misstatement of the Company’s Allowance for Loan and Lease Losses (“ALLL”) as a result of errors and internal control deficiencies.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except share data) (Unaudited)	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$1,418,666	$882,496	$2,727,804	$1,763,497
Interest on loans held for sale	95,736	76,846	181,878	143,974
Interest and dividends on securities available for sale
Taxable interest	267,109	195,776	529,554	391,567
Tax-exempt interest	8,749	4,976	17,474	9,099
Dividends[1]	26,162	17,901	52,018	35,038
Interest on funds sold and securities purchased under agreements to resell	11,187	4,109	20,870	7,441
Other interest	15,664	5,970	29,697	11,322

Total interest income	1,843,273	1,188,074	3,559,295	2,361,938

Interest Expense
Interest on deposits	410,601	157,402	733,078	318,064
Interest on funds purchased and securities sold under agreements to repurchase	68,016	19,949	124,206	39,725
Interest on other short-term borrowings	22,443	3,602	39,390	14,625
Interest on long-term debt	218,504	134,692	427,352	265,447

Total interest expense	719,564	315,645	1,324,026	637,861

Net Interest Income	1,123,709	872,429	2,235,269	1,724,077
Provision for loan losses	47,811	2,827	58,367	56,664

Net interest income after provision for loan losses	1,075,898	869,602	2,176,902	1,667,413

Noninterest Income
Service charges on deposit accounts	193,276	168,704	377,379	331,922
Trust and investment management income	167,503	140,366	332,018	276,584
Retail investment services	52,624	49,839	107,767	95,577
Other charges and fees	112,258	94,766	223,633	187,513
Investment banking income	53,706	54,330	103,713	99,143
Trading account profits and commissions	31,819	31,034	75,865	60,424
Card fees	52,011	37,721	100,167	69,415
Net gain on sale of RCM assets	—	—	19,874	—
Other noninterest income	107,739	54,953	189,993	101,294
Securities losses	(27)	(9,048)	(5,686)	(4,121)

Total noninterest income	770,909	622,665	1,524,723	1,217,751

Noninterest Expense
Employee compensation	510,306	434,902	1,026,810	835,195
Employee benefits	112,978	86,020	231,267	192,523
Net occupancy expense	73,483	61,629	149,334	123,488
Outside processing and software	89,282	70,619	172,130	136,245
Equipment expense	51,579	45,740	104,461	90,825
Marketing and customer development	36,298	31,655	67,927	61,874
Amortization of intangible assets	29,818	14,590	61,035	30,230
Merger expense	54,262	—	80,000	—
Other noninterest expense	214,819	183,294	413,767	347,817

Total noninterest expense	1,172,825	928,449	2,306,731	1,818,197

Income before provision for income taxes	673,982	563,818	1,394,894	1,066,967
Provision for income taxes	208,282	177,247	436,900	318,561

Net Income	$465,700	$386,571	$957,994	$748,406

Average common shares - diluted (thousands)	363,642	283,116	363,392	283,320
Average common shares - basic (thousands)	359,090	279,840	358,674	279,682

Net income per average common share - diluted	$1.28	$1.36	$2.64	$2.64
Net income per average common share - basic	1.30	1.39	2.67	2.68

[1] Includes dividends on common stock of
The Coca-Cola Company	13,514	12,066	27,029	24,133

See notes to consolidated financial statements

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	June 30 2005	December 31 2004
Assets
Cash and due from banks	$4,476,229	$3,876,741
Interest-bearing deposits in other banks	24,255	15,929
Funds sold and securities purchased under agreements to resell	1,496,544	1,596,269
Trading assets	2,489,467	2,183,645
Securities available for sale[1]	28,767,390	28,941,080
Loans held for sale	7,656,249	6,580,223
Loans	109,594,200	101,426,172
Allowance for loan and lease losses	(1,036,173)	(1,050,024)

Net loans	108,558,027	100,376,148

Premises and equipment	1,834,935	1,860,415
Goodwill	6,873,111	6,806,013
Other intangible assets	1,094,803	1,061,451
Customers’ acceptance liability	15,601	12,105
Other assets	5,665,964	5,559,765

Total assets	$168,952,575	$158,869,784

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$24,514,476	$24,878,314
Interest-bearing consumer and commercial deposits	69,299,154	67,231,381

Total consumer and commercial deposits	93,813,630	92,109,695
Brokered deposits	11,419,706	6,100,911
Foreign deposits	4,343,762	5,150,645

Total deposits	109,577,098	103,361,251

Funds purchased and securities sold under agreements to repurchase	11,911,559	9,342,831
Other short-term borrowings	2,728,111	2,062,549
Acceptances outstanding	15,601	12,105
Trading liabilities	1,003,495	1,098,563
Long-term debt	21,565,176	22,127,166
Other liabilities	5,505,339	4,878,420

Total liabilities	152,306,379	142,882,885

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,763,940	6,749,219
Retained earnings	8,679,452	8,118,710
Treasury stock, at cost, and other	(465,736)	(528,558)
Accumulated other comprehensive income	1,297,962	1,276,950

Total shareholders’ equity	16,646,196	15,986,899

Total liabilities and shareholders’ equity	$168,952,575	$158,869,784

Common shares outstanding	362,159,995	360,840,710
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	8,418,403	9,737,688

[1] Includes net unrealized gains on securities available for sale	$2,032,317	$2,010,165

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	281,923	$294,163	$1,288,311	$7,149,118	$(664,518)	$1,664,092	$9,731,166
Net income	—	—	—	748,406	—	—	748,406
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	46,508	46,508
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(232,677)	(232,677)
Change in accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(248)	(248)

Total comprehensive income							561,989
Cash dividends declared, $1.00 per share	—	—	—	(282,021)	—	—	(282,021)
Exercise of stock options and stock compensation expense	475	—	4,690	—	25,720	—	30,410
Acquisition of treasury stock	(200)	—	—	—	(14,063)	—	(14,063)
Performance stock activity	119	—	(831)	—	831	—	—
Amortization of compensation element of performance stock	—	—	—	—	3,889	—	3,889
Issuance of stock for employee benefit plans	410	—	5,385	—	23,004	—	28,389

Balance, June 30, 2004	282,727	$294,163	$1,297,555	$7,615,503	$(625,137)	$1,477,675	$10,059,759

Balance, January 1, 2005	360,840	$370,578	$6,749,219	$8,118,710	$(528,558)	$1,276,950	$15,986,899
Net income	—	—	—	957,994	—	—	957,994
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	7,348	7,348
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	14,604	14,604
Change in accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(940)	(940)

Total comprehensive income							979,006
Cash dividends declared, $1.10 per share	—	—	—	(397,252)	—	—	(397,252)
Exercise of stock options and stock compensation expense	1,641	—	7,867	—	90,384	—	98,251
Acquisition of treasury stock	(995)	—	—	—	(71,405)	—	(71,405)
Performance stock activity	109	—	(1,609)	—	6,676	—	5,067
Amortization of compensation element of performance stock	—	—	—	—	5,130	—	5,130
Issuance of stock for employee benefit plans	565	—	8,325	—	32,037	—	40,362
Other activity	—	—	138	—	—	—	138

Balance, June 30, 2005	362,160	$370,578	$6,763,940	$8,679,452	$(465,736)	$1,297,962	$16,646,196

[1]	Balance at June 30, 2005 includes $434,844 for treasury stock and $30,892 for compensation element of restricted stock.

Balance at June 30, 2004 includes $597,162 for treasury stock and $27,975 for compensation element of restricted stock.

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2005	2004
Cash Flows from Operating Activities:
Net income	$957,994	$748,406
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of RCM assets	(19,874)	—
Depreciation, amortization and accretion	380,046	330,141
Origination of mortgage servicing rights	(159,269)	(108,317)
Provisions for loan losses and foreclosed property	59,742	57,201
Amortization of compensation element of restricted stock	5,130	3,889
Stock option compensation	13,595	9,371
Securities losses	5,686	4,121
Net gain on sale of assets	(9,072)	(3,196)
Originated loans held for sale	(19,060,248)	(15,088,185)
Sales of loans held for sale	17,984,222	15,609,628
Net increase in other assets	(246,566)	(354,932)
Net increase (decrease) in other liabilities	555,537	(7,682)

Net cash provided by operating activities	466,923	1,200,445

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	2,550,707	2,644,935
Proceeds from sales of securities available for sale	1,875,962	3,239,896
Purchases of securities available for sale	(4,262,255)	(6,688,036)
Loan originations net of principal collected	(8,721,750)	(4,759,021)
Proceeds from sale of loans	153,030	200,643
Capital expenditures	(70,526)	(108,532)
Proceeds from the sale of other assets	20,524	19,093
Other investing activities	2,518	1,990
Net cash used for acquisitions	—	(191,649)

Net cash used in investing activities	(8,451,790)	(5,640,681)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	1,708,993	931,556
Net increase in foreign and brokered deposits	4,511,912	3,408,852
Net increase (decrease) in funds purchased and other short-term borrowings	3,234,290	(1,579,037)
Proceeds from the issuance of long-term debt	1,123,497	2,500,157
Repayment of long-term debt	(1,747,164)	(130,718)
Proceeds from the exercise of stock options	84,656	21,039
Proceeds from stock issuance	40,362	28,389
Acquisition of treasury stock	(71,405)	(14,063)
Performance stock activity	5,067	—
Dividends paid	(397,252)	(282,021)

Net cash provided by financing activities	8,492,956	4,884,154

Net increase in cash and cash equivalents	508,089	443,918
Cash and cash equivalents at beginning of year	5,488,939	5,321,374

Cash and cash equivalents at end of period	$5,997,028	$5,765,292

Supplemental Disclosures:
Interest paid	$1,258,097	$644,198
Income taxes paid	288,601	244,663
Income taxes refunded	611	272
Non-cash impact of the deconsolidation of Three Pillars	—	(2,563,031)

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities (“VIEs”) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the date of acquisition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition. Investments in companies which are not VIEs, or where SunTrust is not the primary beneficiary in a VIE, that the Company owns a voting interest of 20% to 50%, and for which it may have significant influence over operating and financing decisions are accounted for using the equity method of accounting. These investments are included in other assets, and the Company’s proportionate share of income or loss is included in other income.

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

Note 2 – Acquisitions/Dispositions

On October 1, 2004, SunTrust acquired 100% of the outstanding common shares of National Commerce Financial Corporation (“NCF”), a Memphis-based financial services organization. NCF offered commercial and retail banking, savings and trust services through its branches located in North Carolina, South Carolina, Georgia, Tennessee, and Virginia. The merger enhanced the Company’s existing footprint, as well as expanded the Company’s footprint to include new areas, primarily Western Tennessee, North Carolina, and South Carolina. The acquisition was accounted for under the purchase method of accounting with the results of operations for NCF included in SunTrust’s results beginning October 1, 2004. Under the purchase method of accounting the assets and liabilities of the former NCF were recorded at their respective fair values as of October 1, 2004.

The consideration for the acquisition was a combination of cash and stock with an aggregate purchase price of approximately $7.4 billion. The total consideration consisted of approximately $1.8 billion in cash and approximately 76.4 million SunTrust shares.

The calculation of the purchase price was as follows:

(Dollars in thousands)

Total SunTrust common stock issued	76,415,641
Purchase price per SunTrust common share[1]	$70.41

Value of SunTrust stock issued		$5,380,425
Estimated fair value of employee stock options		137,126
Investment banking fees		38,681
Cash paid		1,800,434

Total purchase price		$7,356,666

[1]	The value of the shares of common stock was based on the closing price of SunTrust common stock on the day before the completion of the merger.

Notes to Consolidated Financial Statements (Unaudited) - continued

The Company incurred $54.3 million and $80.0 million in merger expenses in the second quarter and first six months of 2005, respectively. These charges represent one-time costs to integrate the operations of NCF and consist primarily of consulting fees for systems integration and other matters, employee-related charges and marketing expenditures. Effective April 22, 2005, substantially all of the systems of NCF were converted to SunTrust’s systems. SunTrust expects to incur any remaining merger expenses during the third quarter of 2005, which should complete the NCF integration process.

The following condensed income statement discloses the pro forma results of the Company as though the NCF acquisition had occurred at the beginning of the period presented:

	Three Months Ended June 30, 2004
(Dollars in thousands, except per share data)	SunTrust Banks, Inc.[1]	National Commerce Financial[2]	Pro Forma Adjustments[3]	Pro Forma Combined
Interest and dividend income	$1,188,074	$263,533	$(1,678)	$1,449,929
Interest expense	315,645	69,547	14,618	399,810

Net interest income	872,429	193,986	(16,296)	1,050,119
Provision for loan losses	2,827	12,845	—	15,672

Net interest income after provision for loan losses	869,602	181,141	(16,296)	1,034,447
Noninterest income	622,665	124,248	—	746,913
Noninterest expense	928,449	174,657	3,529	1,106,635

Income from continuing operations before provision for income taxes	563,818	130,732	(19,825)	674,725
Provision for income taxes	177,247	45,641	(7,534)	215,354

Income from continuing operations	$386,571	$85,091	$(12,291)	$459,371

Average shares:
Diluted	283,116	—	78,364	361,480
Basic	279,840	—	76,416	356,256
Income from continuing operations per average common share:
Diluted	$1.36	—	—	$1.27
Basic	1.39	—	—	1.29

[1]	Represents the reported results of SunTrust Banks, Inc. for the three months ended June 30, 2004.
[2]	Represents the reported results of National Commerce Financial Corporation for the three months ended June 30, 2004.
[3]

Pro forma adjustments include the following items: amortization of core deposit and other intangibles of $16.4 million, net of NCF’s historical amortization of $12.9 million; amortization of loan purchase accounting adjustment of $2.3 million; accretion of securities purchase accounting adjustment of $0.6 million; accretion of deposit purchase accounting adjustment of $1.3 million; and accretion of short-term and long-term borrowings purchase accounting adjustments of $1.9 million. Additionally, interest expense includes $17.8 million for funding costs as though the funding for the cash component of the transaction occurred January 1, 2004.

Notes to Consolidated Financial Statements (Unaudited) - continued

	Six Months Ended June 30, 2004
(Dollars in thousands, except per share data)	SunTrust Banks, Inc.[1]	National Commerce Financial[2]	Pro Forma Adjustments[3]	Pro Forma Combined
Interest and dividend income	$2,361,938	$524,060	$(6,050)	$2,879,948
Interest expense	637,861	139,003	32,333	809,197

Net interest income	1,724,077	385,057	(38,383)	2,070,751
Provision for loan losses	56,664	24,933	—	81,597

Net interest income after provision for loan losses	1,667,413	360,124	(38,383)	1,989,154
Noninterest income	1,217,751	244,186	—	1,461,937
Noninterest expense	1,818,197	338,383	6,319	2,162,899

Income from continuing operations before provision for income taxes	1,066,967	265,927	(44,702)	1,288,192
Provision for income taxes	318,561	90,592	(16,987)	392,166

Income from continuing operations	$748,406	$175,335	$(27,715)	$896,026

Average shares:
Diluted	283,320	—	78,364	361,684
Basic	279,682	—	76,416	356,098

Income from continuing operations per average common share:
Diluted	$2.64	—	—	$2.48
Basic	2.68	—	—	2.52

[1]	Represents the reported results of SunTrust Banks, Inc. for the six months ended June 30, 2004.
[2]	Represents the reported results of National Commerce Financial Corporation for the six months ended June 30, 2004.
[3]

Pro forma adjustments include the following items: amortization of core deposit and other intangibles of $32.9 million, net of NCF’s historical amortization of $26.5 million; amortization of loan purchase accounting adjustment of $7.3 million; accretion of securities purchase accounting adjustment of $1.3 million; amortization of deposit purchase accounting adjustment of $0.5 million; and accretion of short-term and long-term borrowings purchase accounting adjustments of $3.9 million. Additionally, interest expense includes $35.7 million for funding costs as though the funding for the cash component of the transaction occurred January 1, 2004.

During the second quarter of 2005, AMA Holdings, Inc. (“Holdings”), a 100% subsidiary of SunTrust, exercised a right to call 41 minority member owned interests in AMA, LLC (“LLC”). The transaction resulted in approximately $3 million of goodwill that was deductible for tax purposes. As of June 30, 2005, Holdings owned 750 member interests and 209 member interests of LLC were owned by employees. The employee owned interests may be called by Holdings at its discretion, or put to Holdings by the holders of the member interests.

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

On January 27, 2005, SunTrust purchased the remaining 20% minority interest of Lighthouse Partners, LLC (“LHP”), a non-registered limited liability company established to provide alternative investment strategies for customers. The transaction resulted in $40 million of goodwill which was deductible for tax purposes and $11 million of other intangibles.

On May 28, 2004, SunTrust acquired substantially all of the assets of Seix Investment Advisors, Inc (“Seix”). The Company acquired approximately $17 billion in assets under management. The Company paid $190 million in cash, resulting in $84 million of goodwill

Notes to Consolidated Financial Statements (Unaudited) - continued

and $99 million of other intangible assets, all of which are deductible for tax purposes. Additional payments may be made in 2007 and 2009, contingent on performance. The additional payments are currently estimated to total approximately $68.6 million.

Note 3 – Accounting Developments

Accounting Policies Adopted

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The SOP addresses the accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s financial position or results of operations.

Recently Issued and Pending Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” The revised Statement clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. The revised statement supercedes Accounting Practice Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Under the provisions of SFAS No. 123(R), the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123, prospectively, and began expensing the cost of stock options. The Company has quantified the effect on net income and earnings per share if the fair-value based method had been applied on a retrospective basis in Note 5 to the Consolidated Financial Statements.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, which addresses the application of SFAS No. 123(R). This SAB is intended to assist issuers with their initial implementation of SFAS No. 123(R) by providing interpretive guidance related to share-based compensation regarding the interaction between SFAS No. 123(R) and certain Securities and Exchange Commission (“SEC”) rules and regulations. It does not change or amend the provisions of SFAS No. 123(R) or these SEC rules and regulations.

Additionally, in April 2005, the SEC issued a final rule, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance for SFAS No. 123 (Revised 2004), Share Based Payment,” which delays the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123(R) effective January 1, 2006 under the modified-prospective application method. The adoption of SFAS No. 123(R), as interpreted by SAB No. 107, is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This EITF applies to all limited partnerships and similar entities that are not variable interest entities under FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” and states that the general partner, or group of general partners, is presumed to have control over the limited partnership unless the limited partners have substantive kick-out rights or participating rights. Revisions to EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” were also ratified by the FASB in June 2005, to conform the guidance in that Issue to the consensus reached in EITF Issue No. 04-5. For all new limited partnerships and existing limited partnerships for which the partnership agreements are modified, EITF Issue No. 04-5 is effective after June 29, 2005. For existing limited partnership agreements that have not been modified, the guidance is effective for calendar year end companies on January 1, 2006. The adoption of EITF Issue No. 04-5 and revisions to EITF Issue No. 96-16 are not expected to have a material impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements (Unaudited) - continued

In July 2005, the FASB issued a proposed FASB Staff Position (“FSP”) No. 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP 13-a indicates that a change in the timing of the realization of tax benefits on a leveraged lease will require recalculation of that lease. Additionally, the classification of a leveraged lease will be required to be reassessed if an important assumption related to the lease was revised and resulted in recalculation. The issuance of FSP 13-a was prompted by accounting issues that have arisen recently as companies reach settlements with the Internal Revenue Service on certain types of leveraged lease transactions. If finalized, FSP 13-a will be effective for fiscal years ending after December 15, 2005. SunTrust is currently in the process of evaluating the impact that this proposed guidance would have on the Company’s financial position and results of operations, if finalized.

In July 2005, the FASB issued an exposure draft of a Proposed Interpretation, “Accounting for Uncertain Tax Positions.” This exposure draft proposes guidance on the recognition and measurement of uncertain tax positions and, if issued, may result in companies raising the threshold for recognizing tax benefits that have some degree of uncertainty. The exposure draft also addresses the accrual of any interest and penalties related to tax uncertainties. The exposure draft proposes an effective date of the first fiscal year ending after December 15, 2005. SunTrust is currently evaluating the impact that this proposed guidance, if finalized, would have on the Company’s financial position or results of operations.

Note 4 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its 2004 annual review of goodwill and determined there was no impairment. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2004 and 2005 are as follows:

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate/ Other	Total
Balance, January 1, 2004	$736,514	$123,276	$94,852	$53,663	$69,333	$—	$1,077,638
Purchase price adjustments	449	190	—	2,579	—	—	3,218
Seix Investment Advisors	—	—	—	—	83,990	—	83,990
Reallocation	(4,975)	—	—	—	4,975	—	—

Balance, June 30, 2004	$731,988	$123,466	$94,852	$56,242	$158,298	$—	$1,164,846

Balance, January 1, 2005[1]	$4,875,347	$1,267,452	$148,362	$243,808	$260,905	$10,139	$6,806,013
NCF purchase price adjustments	22,332	(1,352)	(774)	(68)	(462)	(77)	19,599
Purchase of LHP minority shares	—	—	—	—	39,801	—	39,801
Sun America contingent consideration	—	—	—	4,349	—	—	4,349
Purchase of AMA Holdings minority shares	—	—	—	—	3,349	—	3,349

Balance, June 30, 2005	$4,897,679	$1,266,100	$147,588	$248,089	$303,593	$10,062	$6,873,111

[1]

Beginning balances include the allocation of NCF goodwill as follows: Retail - $4,143.4 million, Commercial - $1,144.0 million, CIB - $53.5 million, Mortgage - $187.6 million, Wealth & Investment Management - $94.1 million, and Corporate/Other - $10.1 million.

Notes to Consolidated Financial Statements (Unaudited) - continued

The changes in the carrying amounts of other intangible assets for the six months ended June 30, 2004 and 2005 are as follows:

	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
(Dollars in thousands)
Balance, January 1, 2004	$165,028	$449,293	$25,298	$639,619
Amortization	(27,226)	(97,339)	(3,005)	(127,570)
Servicing rights originated	—	108,317	—	108,317
Seix acquisition	—	—	99,200	99,200
Other	—	—	1,862	1,862

Balance, June 30, 2004	$137,802	$460,271	$123,355	$721,428

Balance, January 1, 2005	$424,143	$482,392	$154,916	$1,061,451
Amortization	(51,305)	(76,001)	(9,730)	(137,036)
Servicing rights originated	—	159,269	—	159,269
LHP client relationships and noncompete agreements	—	—	11,119	11,119

Balance, June 30, 2005	$372,838	$565,660	$156,305	$1,094,803

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

Note 5 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share (“EPS”) if the fair-value based method had been applied to all outstanding awards for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004
Net income, as reported	$465,700	$386,571	$957,994	$748,406
Stock-based employee compensation expense included in reported net income, net of related tax effects	4,692	3,245	8,649	5,904
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4,692)	(4,742)	(8,653)	(9,018)

Net income, pro forma	$465,700	$385,074	$957,990	$745,292

Earning per share:
Diluted - as reported	$1.28	$1.36	$2.64	$2.64
Diluted - pro forma	1.28	1.36	2.64	2.63
Basic - as reported	1.30	1.39	2.67	2.68
Basic - pro forma	1.30	1.37	2.67	2.66

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 6 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 7.8 million and 6.7 million related to stock options for the periods ended June 30, 2005 and 2004, respectively, were excluded in the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2005 and 2004 is included in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2005	2004	2005	2004
Diluted
Net income	$465,700	$386,571	$957,994	$748,406

Average common shares outstanding	359,090	279,840	358,674	279,682
Effect of dilutive securities:
Stock options	2,854	1,516	2,980	1,867
Performance restricted stock	1,698	1,760	1,738	1,771

Average diluted common shares	363,642	283,116	363,392	283,320

Earnings per common share - diluted	$1.28	$1.36	$2.64	$2.64

Basic
Net income	$465,700	$386,571	$957,994	$748,406

Average common shares	359,090	279,840	358,674	279,682

Earnings per common share - basic	$1.30	$1.39	$2.67	$2.68

Note 7 – Business Segment Reporting

The Company continues to augment its internal management reporting system. Financial results for each segment currently include assets, liabilities, matched maturity funds transfer priced net interest income, provision expense based on net charge-offs, direct noninterest income, direct noninterest expense, and certain support cost allocations. Effective with the periods ended June 30, 2005, intangible assets related to the Company’s acquisition of NCF are allocated to the business segments. Accordingly, an associated funds transfer charge is included within the business segments’ net interest income. Future enhancements to the line items reported for each business segment are expected to include fully allocated expenses, provision for income taxes, cost of expected credit loss (in lieu of net charge-offs) and attributed economic capital. The implementation of these additional allocations within the business segment disclosures is expected to materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified. The Company will reflect these reclassified changes immediately in the current period and in year to date historical comparisons, and will provide updated historical quarterly and annual schedules in the Annual Report on Form 10-K.

The Company reports the results of its operations through five business segments: Retail, Commercial, Corporate & Investment Banking (“CIB”), Mortgage, and Wealth & Investment Management.

Notes to Consolidated Financial Statements (Unaudited) - continued

Retail includes loans, deposits, and other fee-based services for consumers and business clients with less than $5 million in sales ($10 million in selected markets). Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the internet (suntrust.com) and the telephone (1-800-SUNTRUST).

Commercial provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. The primary client segments served by this line of business include “Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities.

CIB is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing, and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines. The investment banking strategy is focused on small- and mid-cap growth companies and is organized along industry specialty lines. The debt and equity capital markets businesses support the corporate banking and investment banking relationships, as well as commercial clients. Commercial leasing provides equipment leasing and financing to various entities.

Mortgage offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio.

Wealth & Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth & Investment Management’s primary segments include brokerage, individual wealth management, and institutional investment management and administration.

Notes to Consolidated Financial Statements (Unaudited) - continued

The tables below disclose selected financial information for SunTrust’s reportable business segments for the three months ended June 30, 2005 and 2004.

	Three Months Ended June 30, 2005
(Dollars in thousands)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$36,408,464	$33,135,360	$20,484,857	$30,618,611	$8,429,333	$33,728,494	$2,448,470	$165,253,589
Average total liabilities	63,717,370	12,368,971	6,478,913	1,616,548	9,401,456	51,204,830	4,189,934	148,978,022
Average total equity	—	—	—	—	—	16,275,568	(1)	16,275,567

Net interest income	538,178	213,407	62,840	132,677	82,636	(35,564)	129,535	1,123,709
Fully taxable-equivalent adjustment (FTE)	21	9,489	5,421	—	7	3,780	2	18,720

Net interest income (FTE)[1]	538,199	222,896	68,261	132,677	82,643	(31,784)	129,537	1,142,429
Provision for loan losses[2]	29,041	3,199	(14)	2,338	917	2,149	10,181	47,811

Net interest income after provision for loan losses	509,158	219,697	68,275	130,339	81,726	(33,933)	119,356	1,094,618
Noninterest income	261,927	87,482	153,725	51,205	233,524	(2,634)	(14,320)	770,909
Noninterest expense	361,714	98,559	77,965	115,420	188,454	345,065	(14,352)	1,172,825

Total contribution before taxes	409,371	208,620	144,035	66,124	126,796	(381,632)	119,388	692,702
Provision for income taxes[3]	—	—	—	—	—	—	227,002	227,002

Net income	$409,371	$208,620	$144,035	$66,124	$126,796	$(381,632)	$(107,614)	$465,700

	Three Months Ended June 30, 2004
(Dollars in thousands)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$24,776,727	$23,089,697	$18,301,395	$23,069,138	$6,164,694	$29,641,117	$2,244,690	$127,287,458
Average total liabilities	48,951,098	9,795,069	6,650,008	1,581,731	7,203,768	40,037,893	2,873,690	117,093,257
Average total equity	—	—	—	—	—	10,194,201	—	10,194,201

Net interest income	422,134	152,031	64,310	124,796	54,515	523	54,120	872,429
Fully taxable-equivalent adjustment (FTE)	18	7,344	3,942	—	3	1,331	(1)	12,637

Net interest income (FTE)[1]	422,152	159,375	68,252	124,796	54,518	1,854	54,119	885,066
Provision for loan losses[2]	32,263	4,042	(130)	303	1,024	52	(34,727)	2,827

Net interest income after provision for loan losses	389,889	155,333	68,382	124,493	53,494	1,802	88,846	882,239
Noninterest income	203,493	73,817	154,654	23,838	198,005	(19,621)	(11,521)	622,665
Noninterest expense	276,737	79,404	83,629	82,447	160,145	257,613	(11,526)	928,449

Total contribution before taxes	316,645	149,746	139,407	65,884	91,354	(275,432)	88,851	576,455
Provision for income taxes[3]	—	—	—	—	—	—	189,884	189,884

Net income	$316,645	$149,746	$139,407	$65,884	$91,354	$(275,432)	$(101,033)	$386,571

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) - continued

The tables below disclose selected financial information for SunTrust’s reportable business segments for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30, 2005
(Dollars in thousands)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$36,130,602	$32,603,854	$20,053,936	$29,840,551	$8,364,896	$33,867,646	$2,385,567	$163,247,052
Average total liabilities	63,031,907	12,394,204	6,421,807	1,478,331	9,322,614	50,381,906	4,018,354	147,049,123
Average total equity	—	—	—	—	—	16,197,930	(1)	16,197,929

Net interest income	1,061,857	415,610	120,052	258,116	159,316	(9,352)	229,670	2,235,269
Fully taxable-equivalent adjustment (FTE)	36	18,478	10,260	—	10	7,602	—	36,386

Net interest income (FTE)[1]	1,061,893	434,088	130,312	258,116	159,326	(1,750)	229,670	2,271,655
Provision for loan losses[2]	61,812	2,650	(722)	3,392	1,327	3,759	(13,851)	58,367

Net interest income after provision for loan losses	1,000,081	431,438	131,034	254,724	157,999	(5,509)	243,521	2,213,288

Noninterest income	503,317	168,131	330,984	96,032	466,070	(12,830)	(26,981)	1,524,723
Noninterest expense	714,167	196,314	166,672	218,664	391,263	646,657	(27,006)	2,306,731

Total contribution before taxes	789,231	403,255	295,346	132,092	232,806	(664,996)	243,546	1,431,280
Provision for income taxes[3]	—	—	—	—	—	—	473,286	473,286

Net income	$789,231	$403,255	$295,346	$132,092	$232,806	$(664,996)	$(229,740)	$957,994

	Six Months Ended June 30, 2004
(Dollars in thousands)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$24,402,930	$22,783,414	$19,101,232	$22,207,216	$5,931,054	$29,189,067	$1,955,689	$125,570,602
Average total liabilities	48,554,061	9,608,539	7,048,638	1,439,400	6,973,391	39,244,155	2,685,176	115,553,360
Average total equity	—	—	—	—	—	10,017,242	—	10,017,242

Net interest income	842,328	302,703	126,160	243,046	107,718	(10,240)	112,362	1,724,077
Fully taxable-equivalent adjustment (FTE)	36	14,592	7,620	—	6	2,640	(1)	24,893

Net interest income (FTE)[1]	842,364	317,295	133,780	243,046	107,724	(7,600)	112,361	1,748,970
Provision for loan losses[2]	70,403	11,532	9,171	2,740	1,662	836	(39,680)	56,664

Net interest income after provision for loan losses	771,961	305,763	124,609	240,306	106,062	(8,436)	152,041	1,692,306
Noninterest income	393,095	153,731	288,491	44,078	388,531	(28,984)	(21,191)	1,217,751
Noninterest expense	543,463	158,172	159,362	153,906	315,972	508,525	(21,203)	1,818,197

Total contribution before taxes	621,593	301,322	253,738	130,478	178,621	(545,945)	152,053	1,091,860
Provision for income taxes[3]	—	—	—	—	—	—	343,454	343,454

Net income	$621,593	$301,322	$253,738	$130,478	$178,621	$(545,945)	$(191,401)	$748,406

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 8 – Employee Benefits

In the first quarter of 2004, SunTrust contributed $30 million to its noncontributory qualified retirement plan (“Retirement Benefits” plan) related to the 2003 plan year. SunTrust does not anticipate making such contributions in 2005. The expected long-term rate of return on plan assets is 8.5% for 2005. Anticipated employer contributions/benefit payments for 2005 remain at $26 million for the Supplemental Retirement Benefits plan, due to the retirement of several key executives. For the second quarter and first six months of 2005, the actual contributions/benefit payments totaled $10.8 million and $19.3 million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company determined that its postretirement health care plans’ prescription drug benefits are actuarially equivalent to Medicare Part D benefits. Effective July 1, 2004, the Company adopted FSP 106-2 (Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act), which provides guidance on how companies should account for the impact of the Act. The effect of the Act was measured as of January 1, 2004 and resulted in a $9.7 million reduction in the accumulated postretirement benefit obligation as well as a $1.6 million reduction in the net periodic postretirement benefit cost, which was recognized in the Company’s financial statements for the year ended December 31, 2004.

	Three Months Ended June 30
	2005			2004
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$15,759	$552	$767	$10,046	$426	$716
Interest cost	23,415	1,505	2,533	16,324	1,279	2,702
Expected return on plan assets	(38,778)	—	(2,277)	(26,191)	—	(2,188)
Amortization of prior service cost	(124)	627	—	(97)	486	—
Recognized net actuarial loss	9,218	1,656	1,766	7,743	1,109	1,863
Amortization of initial transition obligation	—	—	588	—	—	583
Partial settlement	—	4,892	—	—	—	—

Net periodic benefit cost	$9,490	$9,232	$3,377	$7,825	$3,300	$3,676

	Six Months Ended June 30
	2005			2004
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$32,259	$1,127	$1,542	$22,890	$852	$1,432
Interest cost	47,090	3,005	4,958	37,193	2,558	5,403
Expected return on plan assets	(77,878)	—	(4,502)	(59,675)	—	(4,376)
Amortization of prior service cost	(249)	1,177	—	(221)	972	—
Recognized net actuarial loss	18,118	2,981	3,316	17,642	2,218	3,726
Amortization of initial transition obligation	—	—	1,163	—	—	1,166
Participant information adjustment	(14,600)	—	—	—	—	—
Partial settlement	—	8,032	—	—	—	—

Net periodic benefit cost	$4,740	$16,322	$6,477	$17,829	$6,600	$7,351

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 9 – Variable Interest Entities and Off-Balance Sheet Arrangements

SunTrust assists in providing liquidity to select corporate customers by directing them to a multi-seller commercial paper conduit, Three Pillars Funding LLC (“Three Pillars”). Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper. The result is a favorable funding arrangement for these clients.

Three Pillars is structured under the terms of a subordinated note issued to a third party. The holder of this note absorbs the majority of Three Pillars’ expected losses. The subordinated note investor, therefore, is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of June 30, 2005 and December 31, 2004, Three Pillars had assets and liabilities not included on the Consolidated Balance Sheets of approximately $3.8 billion and $3.4 billion, respectively, consisting of primarily secured loans, marketable asset-backed securities and short-term commercial paper liabilities.

Activities related to the Three Pillars relationship generated fee revenue for the Company of approximately $5.6 million for both of the quarters ended June 30, 2005 and 2004 and $11.2 million and $10.5 million for the six months ended June 30, 2005 and 2004, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of June 30, 2005, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, which represent the Company’s maximum exposure to potential loss, totaled $6.3 billion and $571.7 million, respectively, compared to $5.9 billion and $548.7 million, respectively, as of December 31, 2004. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $887.6 million and $884.2 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at June 30, 2005 and December 31, 2004, respectively. The Company’s maximum exposure to loss for these partnerships at June 30, 2005 was $200.8 million, consisting of the limited partnership investments plus unfunded commitments.

SunTrust is the managing general partner of a number of non-registered investment limited partnerships which have been established to provide alternative investment strategies for its customers. In reviewing the partnerships for consolidation, SunTrust determined that these were voting interest entities and accordingly considered the consolidation guidance contained in EITF Issue No. 04-5,” Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the terms of SunTrust’s non-registered investment limited partnerships, the limited partnerships have certain rights, such as those specifically indicated in EITF Issue No. 04-5 (including the right to remove the general partner, or “kick-out rights”). As such, SunTrust, as the general partner, is precluded from consolidating the limited partnerships.

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 10 - Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”), the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of June 30, 2005, which have characteristics as specified by FIN 45.

Letters of Credit

Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as either financial standby, performance standby, or commercial letters of credit. Commercial letters of credit are specifically excluded from the disclosure and recognition requirements of FIN 45.

As of June 30, 2005 and December 31, 2004, the maximum potential amount of the Company’s obligation was $11.8 billion and $11.0 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $107.7 million and $99.4 million in other liabilities for unearned fees related to these letters of credit as of June 30, 2005 and December 31, 2004, respectively. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. As of June 30, 2005, the potential liability associated with these arrangements was approximately $159.0 million. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of June 30, 2005. If required, these contingent payments would be payable within the next five years.

Notes to Consolidated Financial Statements (Unaudited) - continued

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of June 30, 2005 and December 31, 2004, $471.6 and $451.0 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years.

SunTrust Investment Services, Inc. (“STIS”), formerly known as SunTrust Securities, Inc., and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customers’ accounts. Under their respective agreements, STIS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse through cash or securities held in the defaulting customers’ accounts. For the quarter and six months ended June 30, 2005, SunTrust experienced minimal net losses as a result of the indemnity. The clearing agreements for STIS and STCM expire in July 2006 and in December 2005, respectively.

The Company has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding as of June 30, 2005 and December 31, 2004 was $765.0 million and $757.0 million, respectively. As of June 30, 2005, the notional amounts expire as follows: $50.0 million in 2005, $113.0 million in 2006, $55.0 million in 2007, $180.0 million in 2008, $151.0 million in 2009, $172.0 million in 2010, and $44.0 million in 2015. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. In addition, there are certain purchased credit default swap contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust, one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, which includes the former National Bank of Commerce, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, Tennessee, North Carolina, South Carolina, Virginia and the District of Columbia. Within its geographic footprint, the Company operates under five business segments. These business segments are: Retail, Commercial, CIB, Wealth & Investment Management, and Mortgage. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital markets services.

SunTrust has 1,642 full-service branches, including in-store branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,761 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the second quarter and first six months of 2005 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2004 Annual Report found on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2005 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The Company also presents operating diluted earnings per share and an operating efficiency ratio that exclude merger charges related to the NCF acquisition. The Company believes the exclusion of the merger charges, which represent incremental costs to integrate NCF’s operations, is more reflective of normalized operations. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains and a return on average total assets (“ROA”). The return on average realized shareholders’ equity and return on average assets less net unrealized securities gains exclude realized securities gains and losses, The Coca-Cola dividend, and net unrealized securities gains. Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.0 billion as of June 30, 2005, the Company believes ROA and ROE excluding these impacts from the Company’s securities portfolio is the more comparative performance measure when being evaluated against other companies.

The information provided herein may contain estimates of future operating results for SunTrust. These estimates constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which involve significant risks and uncertainties. The forward looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements preceded by, followed by or that include the words “intends,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions or future conditional verbs such as “will,” “should,” “would,” and “could.” Actual results could differ materially from those contained in or implied by such statements for a variety of reasons including, but not limited to: changes in interest rates, changes in accounting principles, policies, or guidelines, significant changes in the economic scenario, margin compression, significant changes in legislation or regulatory requirements, changes in business conditions or the banking competitive environment, significant changes in securities markets, and litigation risks. SunTrust does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

EARNINGS OVERVIEW

SunTrust reported earnings of $465.7 million for the second quarter of 2005, an increase of $79.1 million, or 20.5%, compared to the same period of the prior year. The acquisition of NCF had a significant impact on the 2005 earnings. Reported diluted earnings per share were $1.28 and $1.36 for the three months ended June 30, 2005 and 2004, respectively. Operating diluted earnings per share, which excluded $33.6 million of after-tax merger charges, were $1.37 for the second quarter of 2005. Net income for the first six months of 2005 was $958.0 million, an increase of $209.6 million, or 28.0%, compared to the same period of the prior year. Reported diluted earnings per share were $2.64 for both the six months ended June 30, 2005 and 2004. Operating diluted earnings per share, which excluded $49.6 million of after-tax merger charges, were $2.77 for the six months ended June 30, 2005.

Net interest income increased $257.3 million, or 29.1%, from the second quarter of 2004. The primary drivers of the increase were the acquisition of NCF and higher earning assets. Average earning assets increased $31.4 billion, or 27.6%, from the second quarter of 2004. The margin increased three basis points from the second quarter of 2004. The increase in the margin was primarily attributed to the acquisition of NCF. Net interest income for the six months ended June 30, 2005 was $2,271.7 million, an increase of $522.7 million, or 29.9%, from the same period of the prior year, due primarily to the acquisition of NCF and higher earning assets. The margin increased seven basis points from the first six months of 2004.

Provision for loan losses was $47.8 million in the second quarter of 2005, an increase of $45.0 million from the same period of the prior year. For the six months ended June 30, 2005, the provision for loan losses was $58.4 million, an increase of $1.8 million, or 3.0%, from the same period of the prior year. The increase in the provision was primarily attributed to an increase in the ALLL due to significant loan growth.

Total noninterest income was $770.9 million for the second quarter of 2005, an increase of $148.2 million, or 23.8%, from the same period of the prior year. The acquisition of NCF along with improvements in service charges on deposits, trust and investment management income, other charges and fees and card fees contributed to the increase. Also positively impacting noninterest income was an increase in other noninterest income, partially due to an increase in combined mortgage production and servicing income. Security losses decreased $9.0 million, or 99.7%, compared to the second quarter of 2004. Total noninterest income for the first six months of 2005 was $1,524.7 million, an increase of $306.9 million, or 25.2%, from the same period of the prior year. The increase in year-to-date noninterest income can be attributed to the same factors impacting the quarterly increase, as well as a $19.9 million net gain on the sale of RCM assets in the first quarter of 2005.

Total noninterest expense was $1,172.8 million for the second quarter of 2005, an increase of $244.4 million, or 26.3%, from the same period of the prior year. For the second quarter of 2005, noninterest expense included $54.3 million in NCF merger expenses for operations and systems integration. Personnel expenses in the second quarter of 2005 increased $102.4 million, or 19.7%, from the prior year period. The increase was attributed to the acquisition of NCF, a higher historical SunTrust headcount, normal merit increases and increased incentive based payments. Also contributing to the increase in noninterest expense were increases in net occupancy expense, outside processing and software, and amortization of intangible assets. Total noninterest expense was $2,306.7 million for the six months ended June 30, 2005, an increase of $488.5 million, or 26.9%, from the same period of the prior year. Merger expenses for the first six months of 2005 were $80.0 million. Personnel expenses for the first six months of 2005 were $1,258.1 million, an increase of $230.4 million, or 22.4%, from the prior year period due to the same factors impacting the quarter over quarter increase.

Selected Quarterly Financial Data	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data) (Unaudited)	2005	2004	2005	2004
Summary of Operations
Interest and dividend income	$1,843.3	$1,188.0	$3,559.3	$2,361.9
Interest expense	719.6	315.6	1,324.0	637.9

Net interest income	1,123.7	872.4	2,235.3	1,724.0
Provision for loan losses	47.8	2.8	58.4	56.6

Net interest income after provision for loan losses	1,075.9	869.6	2,176.9	1,667.4
Noninterest income	770.9	622.7	1,524.7	1,217.8
Noninterest expense	1,172.8	928.4	2,306.7	1,818.2

Income before provision for income taxes	674.0	563.9	1,394.9	1,067.0
Provision for income taxes	208.3	177.3	436.9	318.6

Net income	$465.7	$386.6	$958.0	$748.4

Net interest income-FTE	$1,142.4	$885.1	$2,271.7	$1,749.0
Total revenue	1,913.3	1,507.8	3,796.4	2,966.8

Per Common Share
Diluted	$1.28	$1.36	$2.64	$2.64
Basic	1.30	1.39	2.67	2.68
Dividends declared	0.55	0.50	1.10	1.00
Book value	45.96	35.58
Market price:
High	75.00	71.10	75.00	76.65
Low	69.60	61.27	69.00	61.27
Close	72.24	64.99	72.24	64.99

Selected Average Balances
Total assets	$165,253.6	$127,287.5	$163,247.1	$125,570.6
Earning assets	145,057.7	113,657.1	142,966.8	112,347.7
Loans	106,966.7	80,936.4	105,101.6	80,420.7
Consumer and commercial deposits	93,064.5	73,166.1	92,022.0	71,763.5
Brokered and foreign deposits	15,709.1	10,153.9	14,573.1	10,077.3
Shareholders’ equity	16,275.6	10,194.2	16,197.9	10,017.2

Common shares - diluted (thousands)	363,642	283,116	363,392	283,320
Common shares - basic (thousands)	359,090	279,840	358,674	279,682

Financial Ratios (Annualized)
Return on average total assets	1.13%	1.22%	1.18%	1.20%
Return on average assets less net unrealized securities gains	1.11	1.23	1.17	1.19
Return on average total shareholders’ equity	11.48	15.25	11.93	15.02
Return on average realized shareholders’ equity	12.02	18.30	12.61	17.69
Net interest margin	3.16	3.13	3.20	3.13
Efficiency ratio	61.30	61.58	60.76	61.29

Capital Adequacy
Tier 1 capital ratio	7.04	8.18
Total capital ratio	10.25	11.87
Tier 1 leverage ratio	6.65	7.53

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data) (Unaudited)	2005	2004	2005	2004
Reconcilement of Non-GAAP Measures
Net income	$465.7	$386.6	$958.0	$748.4
Securities losses, net of tax	—	5.9	3.5	2.7

Net income excluding securities losses	465.7	392.5	961.5	751.1
The Coca-Cola Company dividend, net of tax	(12.0)	(10.7)	(24.0)	(21.5)

Net income excluding securities losses and The Coca-Cola Company dividend	$453.7	$381.8	$937.5	$729.6

Net income	$465.7	$386.6	$958.0	$748.4
Merger expense, net of tax	33.6	—	49.6	—

Operating net income	$499.3	$386.6	$1,007.6	$748.4

Noninterest expense	$1,172.8	$928.4	$2,306.7	$1,818.2
Merger expense	(54.3)	—	(80.0)	—

Noninterest expense excluding merger expense	$1,118.5	$928.4	$2,226.7	$1,818.2

Diluted earnings per share	$1.28	$1.36	$2.64	$2.64
Impact of excluding merger expense	0.09	—	0.13	—

Operating diluted earnings per share	$1.37	$1.36	$2.77	$2.64

Efficiency ratio	61.30%	61.58%	60.76%	61.29%
Impact of excluding merger expense	(2.84)	—	(2.11)	—

Operating efficiency ratio	58.46%	61.58%	58.65%	61.29%

Total average assets	$165,253.6	$127,287.5	$163,247.1	$125,570.6
Average net unrealized securities gains	(1,791.6)	(2,803.9)	(1,911.5)	(2,692.1)

Average assets less net unrealized securities gains	$163,462.0	$124,483.6	$161,335.6	$122,878.5

Total average equity	$16,275.6	$10,194.2	$16,197.9	$10,017.2
Average accumulated other comprehensive income	(1,139.5)	(1,804.8)	(1,212.0)	(1,725.3)

Total average realized equity	$15,136.1	$8,389.4	$14,985.9	$8,291.9

Return on average total assets	1.13%	1.22%	1.18%	1.20%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.02)	0.01	(0.01)	(0.01)

Return on average total assets less net unrealized securities gains[1]	1.11%	1.23%	1.17%	1.19%

Return on average total shareholders’ equity	11.48%	15.25%	11.93%	15.02%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	0.54	3.05	0.68	2.67

Return on average realized shareholders’ equity[2]	12.02%	18.30%	12.61%	17.69%

Net interest income	$1,123.7	$872.4	$2,235.3	$1,724.0
FTE adjustment	18.7	12.7	36.4	25.0

Net interest income - FTE	1,142.4	885.1	2,271.7	1,749.0
Noninterest income	770.9	622.7	1,524.7	1,217.8

Total revenue	$1,913.3	$1,507.8	$3,796.4	$2,966.8

[1]	Computed by dividing annualized net income, excluding tax effected securities losses and The Coca-Cola Company dividend, by average assets less net unrealized gains on securities.
[2]	Computed by dividing annualized net income, excluding tax effected securities losses and The Coca-Cola Company dividend, by average realized shareholder’s equity.

Net Interest Income/Margin

Net interest income was $1,142.4 million for the second quarter of 2005, an increase of $257.3 million, or 29.1%, from the second quarter of 2004. The acquisition of NCF was the primary driver of this increase. Additionally impacting the increase in net interest income was strong earning asset and core deposit growth, as well as an improvement in net interest margin.

The net interest margin increased three basis points to 3.16% in the second quarter of 2005 from 3.13% in the second quarter of 2004. The earning asset yield for the second quarter of 2005 increased 90 basis points, the loan yield increased 93 basis points, and securities available for sale yield increased 68 basis points. In the second quarter of 2005, the total interest-bearing liability costs increased 104 basis points. The increase in the margin was supported by 18.1% growth in average demand deposits, which mitigated the need for rate bearing funding.

Average earning assets were up 27.6% and average interest-bearing liabilities increased 30.7% for the second quarter of 2005 versus the second quarter of 2004. The acquisition of NCF drove the growth in both earning assets and interest-bearing liabilities. Average loans increased $26.0 billion, or 32.2%, securities available for sale increased $4.2 billion, or 17.9%, and loans held for sale increased $0.6 billion, or 10.5%.

The Company’s balance sheet is positioned to benefit from rising rates and a steeper yield curve. While short-term interest rates have risen for the last year, the yield curve has flattened considerably. The Federal Reserve Bank Fed Funds rate averaged 2.92% for the second quarter of 2005, an increase of 192 basis points over the second quarter of 2004 average. The five year swap rate averaged 4.28% for the second quarter of 2005, an increase of only 13 basis points over the second quarter of 2004 average. The ten year swap rate actually decreased 48 basis points over the same time period. Incremental asset growth has therefore come on at tighter spreads to short term borrowing costs.

For the first six months of 2005, net interest income was $2,271.7 million, an increase of $522.7 million, or 29.9%, from the first six months of 2004. The primary contributors to the net interest income increase were the NCF merger and strong loan and core deposit growth. Earning assets increased $30.6 billion, or 27.3%, while interest-bearing liabilities grew $26.8 billion, or 29.7%.

The net interest margin was 3.20% for the first six months of 2005, an improvement of seven basis points from the same period a year ago. The earning asset yield for the first six months increased 80 basis points, the loan yield improved 83 basis points, and securities available for sale yield increased 63 basis points. The cost of interest-bearing liabilities rose 86 basis points due to repricing of consumer and commercial interest-bearing deposits and the increased cost of short term and long term funding. The increase in the margin was supported by strong growth in demand deposits.

The Company continued to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Time deposit growth was enhanced through a marketing campaign that began in the first quarter of 2005 and continued through a portion of the second quarter. The Company believes that deposit growth has also benefited from the volatility in the financial markets. Average NOW accounts increased 39.2%, savings increased 4.8%, and demand deposits increased 21.6% in the first six months of 2005 versus the first six months of 2004. The NCF merger was the primary driver of the increase in these lower cost funding sources.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of two basis points for the first six months of 2005 and no impact on the margin for the same period a year ago. Table 2 contains more detailed information concerning average loans, yields and rates paid.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid	Table 2

	Three Months Ended June 30
	2005			2004
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$104,756.8	$1,404.4	5.38%	$78,967.5	$871.5	4.44%
Tax-exempt[2]	2,209.9	28.8	5.23	1,968.9	22.1	4.51

Total loans	106,966.7	1,433.2	5.37	80,936.4	893.6	4.44
Securities available for sale:
Taxable	26,526.7	293.3	4.42	22,781.2	213.7	3.75
Tax-exempt[2]	857.8	12.7	5.93	449.7	6.5	5.81

Total securities available for sale	27,384.5	306.0	4.47	23,230.9	220.2	3.79
Funds sold and securities purchased under agreements to resell	1,560.7	11.2	2.84	1,562.8	4.1	1.04
Loans held for sale	6,783.0	95.7	5.65	6,141.2	76.8	5.01
Interest-bearing deposits	31.9	0.3	3.85	17.9	—	0.76
Trading assets	2,330.9	15.6	2.68	1,767.9	6.0	1.36

Total earning assets	145,057.7	1,862.0	5.15	113,657.1	1,200.7	4.25
Allowance for loan and lease losses	(1,030.7)			(953.7)
Cash and due from banks	4,368.5			3,732.5
Premises and equipment	1,848.1			1,617.4
Other assets	13,218.4			6,430.3
Unrealized gains on securities available for sale	1,791.6			2,803.9

Total assets	$165,253.6			$127,287.5

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$17,519.6	$38.6	0.88%	$12,811.6	$13.4	0.42%
Money Market accounts	25,472.9	102.7	1.62	22,367.4	42.9	0.77
Savings	6,462.4	14.2	0.88	6,990.9	12.7	0.73
Consumer time	12,122.0	81.2	2.69	6,988.0	34.5	1.98
Other time	7,177.9	54.2	3.03	3,416.6	19.7	2.32

Total interest-bearing consumer and commercial deposits	68,754.8	290.9	1.70	52,574.5	123.2	0.94
Brokered deposits	9,580.3	75.9	3.14	3,668.2	17.1	1.84
Foreign deposits	6,128.9	43.8	2.82	6,485.7	17.1	1.04

Total interest-bearing deposits	84,464.0	410.6	1.95	62,728.4	157.4	1.01
Funds purchased and securities sold under agreements to repurchase	9,848.0	68.0	2.73	10,163.3	19.9	0.78
Other short-term borrowings	2,634.1	22.5	3.42	1,004.6	3.6	1.44
Long-term debt	21,547.2	218.5	4.07	16,784.1	134.7	3.23

Total interest-bearing liabilities	118,493.3	719.6	2.44	90,680.4	315.6	1.40
Noninterest-bearing deposits	24,309.7			20,591.6
Other liabilities	6,175.0			5,821.3
Shareholders’ equity	16,275.6			10,194.2

Total liabilities and shareholders’ equity	$165,253.6			$127,287.5

Interest Rate Spread			2.71%			2.85%

Net Interest Income		$1,142.4			$885.1

Net Interest Margin[3]			3.16%			3.13%

[1]

Interest income includes loan fees of $30.1 million and $29.9 million in the quarters ended June 30, 2005 and June 30, 2004, respectively, and $59.6 million and $57.7 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $18.7 million and $12.7 million in the quarters ended June 30, 2005 and June 30, 2004, respectively, and $36.4 million and $25.0 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

[3]

Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $31.9 million and $41.1 million in the quarters ended June 30, 2005 and June 30, 2004, respectively, and $68.9 million and $73.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid, continued	Table 2

	Six Months Ended June 30
	2005			2004
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$102,909.9	$2,699.7	5.29%	$78,490.4	$1,741.3	4.46%
Tax-exempt[2]	2,191.7	56.1	5.16	1,930.3	43.9	4.57

Total loans	105,101.6	2,755.8	5.29	80,420.7	1,785.2	4.46
Securities available for sale:
Taxable	26,502.4	581.5	4.39	22,621.9	426.6	3.77
Tax-exempt[2]	847.0	25.5	6.01	407.1	12.2	5.99

Total securities available for sale	27,349.4	607.0	4.44	23,029.0	438.8	3.81
Funds sold and securities purchased under agreements to resell	1,582.4	20.9	2.62	1,401.7	7.4	1.05
Loans held for sale	6,589.1	181.9	5.52	5,728.6	144.0	5.03
Interest-bearing deposits	24.7	0.4	3.06	16.6	0.1	0.80
Trading assets	2,319.6	29.7	2.58	1,751.1	11.3	1.30

Total earning assets	142,966.8	3,595.7	5.07	112,347.7	2,386.8	4.27
Allowance for loan and lease losses	(1,048.0)			(953.7)
Cash and due from banks	4,339.2			3,551.8
Premises and equipment	1,855.4			1,614.7
Other assets	13,222.2			6,318.0
Unrealized gains on securities available for sale	1,911.5			2,692.1

Total assets	$163,247.1			$125,570.6

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$17,499.8	$72.4	0.83%	$12,571.8	$25.1	0.40%
Money Market accounts	25,122.1	184.8	1.48	22,252.1	85.2	0.77
Savings	6,981.8	29.8	0.86	6,662.6	22.9	0.69
Consumer time	12,222.5	156.3	2.58	7,128.4	72.1	2.03
Other time	6,177.8	89.0	2.91	3,404.5	39.6	2.34

Total interest-bearing consumer and commercial deposits	68,004.0	532.3	1.58	52,019.4	244.9	0.95
Brokered deposits	8,029.8	117.0	2.90	3,785.6	39.6	2.07
Foreign deposits	6,543.2	83.8	2.55	6,291.7	33.5	1.05

Total interest-bearing deposits	82,577.0	733.1	1.79	62,096.7	318.0	1.03
Funds purchased and securities sold under agreements to repurchase	9,990.2	124.2	2.47	10,169.4	39.7	0.77
Other short-term borrowings	2,612.8	39.4	3.04	1,871.5	14.6	1.57
Long-term debt	21,870.7	427.3	3.94	16,098.5	265.5	3.32

Total interest-bearing liabilities	117,050.7	1,324.0	2.28	90,236.1	637.8	1.42
Noninterest-bearing deposits	24,018.0			19,744.2
Other liabilities	5,980.5			5,573.1
Shareholders’ equity	16,197.9			10,017.2

Total liabilities and shareholders’ equity	$163,247.1			$125,570.6

Interest Rate Spread			2.79%			2.85%

Net Interest Income		$2,271.7			$1,749.0

Net Interest Margin[3]			3.20%			3.13%

[1]

Interest income includes loan fees of $30.1 million and $29.9 million in the quarters ended June 30, 2005 and June 30, 2004, respectively, and $59.6 million and $57.7 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $18.7 million and $12.7 million in the quarters ended June 30, 2005 and June 30, 2004, respectively, and $36.4 million and $25.0 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

[3]

Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $31.9 million and $41.1 million in the quarters ended June 30, 2005 and June 30, 2004, respectively, and $68.9 million and $73.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

CONSOLIDATED FINANCIAL PERFORMANCE

Noninterest Income

Noninterest income increased $148.2 million, or 23.8%, from the second quarter of 2004 and $306.9 million, or 25.2%, from the first six months of 2004 primarily due to the acquisition of NCF. Positively impacting noninterest income were increases in service charges on deposits, trust and investment management income, other charges and fees and card fees. Net securities losses decreased $9.0 million, or 99.7%, from the second quarter of 2004.

Other charges and fees increased $17.5 million, or 18.5%, compared to the second quarter of 2004. On a year to date basis, other charges and fees increased $36.1 million, or 19.3%. The increase was primarily due to an increase in ATM fees due to higher volumes and the acquisition of NCF.

Service charges on deposit accounts increased $24.6 million, or 14.6%, compared to the second quarter of 2004. Compared to the first six months of 2004, service charges on deposit accounts increased $45.5 million, or 13.7%. The increase on both a quarterly and a year to date basis was primarily due to the acquisition of NCF and an increase in NSF and stop payment service charges. The increase was driven by increased volumes, increase in pricing and other revenue enhancement initiatives.

Trust and investment management income increased $27.1 million, or 19.3%, compared to the second quarter of 2004. On a year to date basis, trust and investment management income increased $55.4 million, or 20.0%. The acquisition of Seix and an overall increase in assets under management resulted in higher income on a quarterly and a year to date basis.

Retail investment income increased $2.8 million, or 5.6%, compared to the second quarter of 2004. Compared to the first six months of 2004, retail investment income increased $12.2 million, or 12.8%. The quarterly and year to date increases were attributable to the wealth management segment’s continued sales momentum and the addition of brokers.

Card fees, which include credit and debit cards fees, increased $14.3 million, or 37.9%, compared to the second quarter of 2004. On a year to date basis, card fees increased $30.8 million, or 44.3%. The increase was due to the acquisition of NCF and increased transaction volume.

Other noninterest income increased $52.7 million, or 96.1%, compared to the second quarter of 2004. On a year to date basis, other noninterest income increased $88.6 million, or 87.6%. Combined mortgage production and servicing income increased $24.1 million, or 186.5%, compared to second quarter of 2004. Compared to the first six months of 2004, combined mortgage income increased $46.9 million, or 229.8%. Mortgage servicing related income increased $19.2 million compared to the second quarter of 2004. On a year to date basis, mortgage servicing related income increased $32.5 million. The increase on both a quarterly and year to date basis was primarily due to a decline in the amortization of mortgage servicing rights and an increase in servicing fees. Mortgage production income increased $4.9 million compared to the second quarter of 2004 and $14.4 million compared to the first six months of 2004. The growth was due to a 27.1% increase in production volume compared to the second quarter of 2004 and an increase of 30.1% compared to the first six months of 2004. Also contributing to the year to date increase in other noninterest income was the $19.9 million net gain on the sale of RCM factoring assets in the first quarter of 2005.

Noninterest Income	Table 3

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions) (Unaudited)	2005	2004		2005	2004
Service charges on deposit accounts	$193.3	$168.7	14.6	$377.4	$331.9	13.7
Trust and investment management income	167.5	140.4	19.3	332.0	276.6	20.0
Retail investment services	52.6	49.8	5.6	107.8	95.6	12.8
Other charges and fees	112.3	94.8	18.5	223.6	187.5	19.3
Investment banking income	53.7	54.3	(1.1)	103.7	99.2	4.6
Trading account profits and commissions	31.8	31.0	2.5	75.9	60.4	25.6
Card fees	52.0	37.7	37.9	100.2	69.4	44.3
Securities (losses)/gains	—	(9.0)	(99.7)	(5.7)	(4.1)	38.0
Net gain on sale of RCM assets	—	—	—	19.9	—	100.0
Other noninterest income	107.7	55.0	96.1	189.9	101.3	87.6

Total noninterest income	$770.9	$622.7	23.8	$1,524.7	$1,217.8	25.2

Noninterest Expense

Noninterest expense increased $244.4 million, or 26.3%, compared to the second quarter of 2004. The acquisition of NCF was the primary driver of the increase. The overall increase included $54.3 million of merger related expenses for operations and systems integration. Compared to the second quarter of 2004, total personnel expense increased $102.4 million, or 19.7%. The increase was primarily the result of the acquisition of NCF as well as an increase in historical SunTrust headcount, normal merit increases and increased incentive costs. Headcount increased from 28,083 as of June 30, 2004, to 32,751 at June 30, 2005, primarily due to the acquisition of NCF. The increase in incentives was primarily attributed to an increase in commission and performance based incentives due to strong business volumes across all lines of business.

Noninterest expense increased $488.5 million, or 26.9%, compared to the six months ended June 30, 2004. The acquisition of NCF was the primary driver of the increase. The overall increase included $80.0 million of merger related expenses for operations and systems integration. Compared to June 30, 2004, total personnel expense increased $230.4 million, or 22.4%, due to the same drivers of the quarter over quarter increase.

Net occupancy expense increased $11.9 million, or 19.2%, compared to the three months ended June 30, 2004. Net occupancy expense increased $25.8 million, or 20.9%, compared to the six months ended June 30, 2004. The increase for the three months and six months ended June 30, 2005, was attributed to the NCF acquisition.

Noninterest expense was further impacted by an $18.7 million, or 26.4%, increase in outside processing and software expenses compared to the second quarter of 2004. Year to date outside processing and software expenses increased $35.9 million, or 26.3%, compared to the six months ended June 30, 2004. The increase for both periods is primarily due to the acquisition of NCF, higher processing fees and higher software amortization and maintenance expense.

Amortization of intangible assets increased $15.2 million, or 104.4%, compared to the second quarter of 2004. Compared to the six months ended June 30, 2004, amortization of intangible assets increased $30.8 million, or 101.9%. The increase was attributable to the acquisition of NCF and related amortization of core deposit intangibles. Total amortization of NCF core deposit intangibles amounted to $14.8 million in the second quarter of 2005 and $29.6 million year to date.

The efficiency ratio improved to 61.30% for the second quarter of 2005 compared to 61.58% for the second quarter of 2004. The ratio also improved for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, from 61.29% to 60.76%. On an operating basis, which excludes merger expenses, the efficiency ratio was 58.46% and 58.65% for the second quarter and year to date 2005, respectively.

Merger Expense

The Company incurred merger expenses totaling $54.3 million during the second quarter of 2005 and $80.0 million for the six months ended June 30, 2005. These charges represent one-time costs to integrate the operations of NCF and consist primarily of consulting fees for systems integration and other matters, employee-related charges and marketing expenditures. Effective April 22, 2005, substantially all of the systems of National Bank of Commerce were converted to SunTrust’s systems. SunTrust expects to incur any remaining merger expenses during the third quarter of 2005, which should complete the NCF integration process.

Noninterest Expense	Table 4

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions) (Unaudited)	2005	2004	% Change	2005	2004	% Change
Employee compensation	$510.3	$434.9	17.3	$1,026.8	$835.2	22.9
Employee benefits	113.0	86.0	31.3	231.3	192.5	20.1

Total personnel expense	623.3	520.9	19.7	1,258.1	1,027.7	22.4
Net occupancy expense	73.5	61.6	19.2	149.3	123.5	20.9
Outside processing and software	89.3	70.6	26.4	172.1	136.2	26.3
Merger expense	54.3	—	100.0	80.0	—	100.0
Equipment expense	51.6	45.7	12.8	104.5	90.8	15.0
Marketing and customer development	36.3	31.7	14.7	67.9	61.9	9.8
Amortization of intangible assets	29.8	14.6	104.4	61.0	30.2	101.9
Consulting and legal	27.5	19.1	43.6	41.4	34.9	18.7
Postage and delivery	21.2	16.1	31.3	41.8	33.3	25.5
Communications	21.0	16.2	29.1	40.8	32.0	27.4
Credit and collection services	20.6	17.1	20.4	38.1	30.1	26.7
Other staff expense	20.2	16.1	25.3	38.8	29.7	30.8
Operating supplies	12.9	11.0	17.7	26.4	21.9	20.2
FDIC premiums	6.6	4.7	39.7	12.4	8.9	38.7
Other real estate income	(1.3)	(0.4)	193.9	(0.3)	(0.7)	(56.8)
Other noninterest expense	86.0	83.4	3.1	174.4	157.8	10.5

Total noninterest expense	$1,172.8	$928.4	26.3	$2,306.7	$1,818.2	26.9

Efficiency ratio	61.30%	61.58%		60.76%	61.29%

Income Taxes

The provision for income taxes was $208.3 million for the second quarter of 2005, compared to $177.3 million for the same period of the prior year. This represents a 30.9% effective tax rate for the second quarter of 2005 compared to 31.4% for the second quarter of 2004. The provision for income taxes for the first six months of 2005 was $436.9 million, up from $318.6 million for the first six months of 2004. This represents a 31.3% effective tax rate for the first six months of 2005 compared to 29.9% for the first six months of 2004. The Company expects the 2005 annual effective tax rate to be between 31-32%, which is within the range of the Company’s normalized tax rate for the past several years.

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $47.8 million in the second quarter of 2005, an increase of $45.0 million from the second quarter of 2004. Net charge-offs for the second quarter of 2005 were $35.3 million, a decline of $2.3 million, or 6.1%, from the $37.6 million of net charge-offs recorded in same period of the prior year. The decline was driven by a $2.8 million, or 12.7%, reduction in consumer net charge-offs. The reduction in consumer net charge-offs can be attributed to an overall improvement in the credit quality of the portfolio.

Provision for loan losses totaled $58.4 million for the first six months of 2005, an increase of $1.8 million, or 3.0%, from the $56.6 million recorded in the same period of the prior year. Net charge-offs for the six months ended June 30, 2005 were $72.2 million, a decline of $24.1 million, or 25.0%, from the same period of the prior year. The decline was partially due to a $12.0 million, or 40.8%, reduction in commercial net charge-offs. The reduction in commercial net charge-offs can be attributed to lower gross charge-offs due to an overall improvement in the credit quality of the portfolio.

SunTrust maintains an allowance for loan and lease losses that is considered adequate to absorb probable losses in the portfolio based on management’s evaluations of the size and current risk characteristics of the loan portfolio. Such evaluations consider prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. In addition to the review of credit quality through ongoing credit review processes, the Company constructs an independent and comprehensive allowance analysis for its credit portfolios on a quarterly basis. The SunTrust ALLL Committee has the responsibility of affirming the allowance methodology and assessing all of the risk elements in order to determine the appropriate level of allowance for the inherent losses in the portfolio at the point in time being reviewed.

The allowance methodology includes a component for collective loan impairment for pools of homogeneous loans with similar risk attributes; components for specifically identified loan and lease impairment; and a non-pool-specific component related to inherent losses that are not otherwise evaluated in the other elements. The qualitative factors associated with the non-pool-specific component are subjective and require a high degree of judgment. These factors include the inherent imprecisions in mathematical models and credit quality statistics, economic uncertainty, losses incurred from recent events, and lagging or incomplete data. Relevant accounting guidance is used to identify and analyze the loan pools and larger individual loans for impairment. Numerous loss factors are used to analyze the loan pools including current and historical credit quality results, credit risk ratings, industry or obligor concentrations, and external economic factors.

At June 30, 2005, SunTrust’s ALLL totaled $1,036.2 million, or 0.95% of total loans, compared to $1,050.0 million, or 1.04% of total loans at December 31, 2004. The decline in the allowance for loan and lease losses was due to generally improving credit quality. The allowance as a percentage of total nonperforming loans increased from 281.3% at December 31, 2004 to 296.7% at June 30, 2005.

Summary of Loan Loss Experience	Table 5

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions) (Unaudited)	2005	2004	% Change	2005	2004	% Change
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,023.7	$937.0	9.3%	$1,050.0	$941.9	11.5%
Provision for loan losses	47.8	2.8	1,591.2	58.4	56.6	3.0

Charge-offs
Commercial	(19.7)	(20.0)	(1.7)	(36.4)	(53.5)	(31.9)
Real estate:
Construction	(1.2)	(0.1)	1,067.6	(2.0)	(0.8)	147.6
Residential mortgages	(8.9)	(8.6)	2.4	(17.3)	(19.3)	(10.0)
Other	(0.4)	(1.8)	(77.6)	(1.2)	(3.3)	(62.7)
Consumer loans	(35.6)	(36.7)	(3.0)	(74.0)	(75.1)	(1.6)

Total charge-offs	(65.8)	(67.2)	(2.1)	(130.9)	(152.0)	(13.9)

Recoveries
Commercial	9.3	12.5	(25.9)	19.0	24.1	(21.3)
Real estate:
Construction	0.3	—	100.0	0.5	—	100.0
Residential mortgages	3.9	2.2	77.4	5.8	4.1	42.2
Other	0.6	0.2	124.2	0.9	0.4	146.3
Consumer loans	16.4	14.7	11.8	32.5	27.1	20.2

Total recoveries	30.5	29.6	3.0	58.7	55.7	5.4

Net charge-offs	(35.3)	(37.6)	(6.1)	(72.2)	(96.3)	(25.0)

Balance - end of period	$1,036.2	$902.2	14.8%	$1,036.2	$902.2	14.8%

Average loans	$106,966.7	$80,936.4	32.2%	$105,101.6	$80,420.7	30.7%
Quarter-end loans outstanding	109,594.2	82,540.2	32.8
Ratios:
Net charge-offs to average loans (annualized)	0.13%	0.19%		0.14%	0.24%
Provision to average loans (annualized)	0.18	0.01		0.11	0.14
Recoveries to total charge-offs	46.4	44.1		44.8	36.6
Allowance to quarter-end loans	0.95	1.09
Allowance to nonperforming loans	296.7	299.7

Nonperforming Assets

Nonperforming assets totaled $380.3 million at June 30, 2005, a decrease of $30.4 million, or 7.4%, from December 31, 2004. The decrease was attributable to a $24.1 million, or 6.4%, decline in nonperforming loans and resulted in a decline in the ratio of nonperforming assets to total loans plus OREO and other repossessed assets to 0.35% at June 30, 2005 from 0.40% at December 31, 2004. Nonperforming loans at June 30, 2005 included $328.0 million of nonaccrual loans and $21.2 million of restructured loans, the latter of which represents a select group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first six months of 2005 and 2004, this amounted to $5.9 million and $11.8 million, respectively. For the first six months of 2005 and 2004, interest income of $13.6 million and $10.2 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more increased $57.5 million from December 31, 2004 to $271.8 million as of June 30, 2005. The increase primarily relates to the inclusion of previously sold delinquent Government National Mortgage Association (“GNMA”) loans, which the Company has an option to repurchase. These loans were classified as loans held for sale as of June 30, 2005.

Nonperforming Assets	Table 6

(Dollars in millions) (Unaudited)	June 30 2005	December 31 2004	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$116.6	$130.9	(11.0)%
Real estate:
Construction	50.3	32.8	53.2
Residential mortgages	102.2	104.5	(2.2)
Other	36.5	36.7	(0.6)
Consumer loans	22.4	49.3	(54.5)

Total nonaccrual loans	328.0	354.2	(7.4)
Restructured loans	21.2	19.1	11.5

Total nonperforming loans	349.2	373.3	(6.4)
Other real estate owned (OREO)	25.3	28.6	(11.7)
Other repossessed assets	5.8	8.8	(33.9)

Total nonperforming assets	$380.3	$410.7	(7.4)%

Ratios:
Nonperforming loans to total loans	0.32%	0.37%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.35	0.40

Accruing loans past due 90 days or more	$271.8	$214.3

Loans

Total loans at June 30, 2005, were $109.6 billion, an increase of $8.2 billion, or 8.1%, from December 31, 2004. Commercial loans increased $1.9 billion, or 6.1%, compared to December 31, 2004 due to growth in large corporate loans and a continued growth in the small to mid-sized commercial segments. Residential mortgages increased $2.2 billion, or 9.0%, compared to December 31, 2004. This increase was due to strong sales efforts especially in adjustable rate mortgage production, which the Company tends to retain in its portfolio. Home equity loans increased $1.3 billion, or 11.2%, compared to December 31, 2004, primarily due to an increased sales focus through the retail network. Additionally impacting loan growth was a strong demand in construction lending resulting in a $1.7 billion, or 21.6%, increase in construction loans compared to December 31, 2004.

On April 22, 2005, NCF’s system applications were converted to SunTrust’s system applications. In some cases, NCF classified loans differently for financial reporting compared to the SunTrust methodology. While prior to the conversion NCF loan accounts were mapped as closely as possible to SunTrust classifications, it was anticipated that additional reclassifications could occur once the systems conversions were completed. The Company deemed it impractical to restate prior periods for shifts within loan and deposit categories resulting from the system application conversions. However, the Company estimated the impact of the reclassifications and presented estimated average loans and deposits, along with estimated adjusted growth rates by category in its Current Report on Form 8-K furnished to the SEC on July 19, 2005. The information on the Form 8-K referenced above was furnished, as opposed to filed, and as such the Company expressly does not incorporate such information by reference in this filing. The Company believes, however, the estimated reclassified average balances and growth rates to be a better reflection of actual growth by category because the loan and deposit data is more consistently aligned when comparing to the period preceding the system application conversion.

Loan Portfolio by Types of Loans	Table 7

(Dollars in millions) (Unaudited)	June 30 2005	December 31 2004	% Change
Commercial	$33,750.9	$31,823.8	6.1
Real estate:
Home equity	12,812.8	11,519.2	11.2
Construction	9,540.6	7,845.4	21.6
Residential mortgages	26,756.0	24,553.5	9.0
Other	12,692.7	12,083.8	5.0
Credit card	217.1	175.3	23.8
Consumer loans	13,824.1	13,425.2	3.0

Total loans	$109,594.2	$101,426.2	8.1

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company managed the portfolio in the second quarter of 2005 with the goal of continuing to improve yield while using a portion of maturities and pre-payments to partially fund loan growth. The average yield for the second quarter of 2005 improved to 4.47% compared to 3.79% in the second quarter of 2004 and 4.41% in the first quarter of 2005. The estimated average life was 3.4 years at June 30, 2005, slightly shorter than 3.7 years at December 31, 2004. The portfolio’s average duration was 2.8 at June 30, 2005, a slight decrease from 3.0 as of December 31, 2004. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 2.8 suggests an expected price change of 2.8% for a one percent change in interest rates, without considering any embedded call or prepayment options. The portfolio size, on an amortized cost basis, decreased $195.8 million to $26.7 billion at June 30, 2005 compared to $26.9 billion at December 31, 2004, primarily to fund loan growth. Consistent with Asset Liability Committee (“ALCO”) objectives, net securities losses of $5.7 million were realized during the first six months of 2005, virtually all in the first quarter, to improve future income, primarily from selling shorter duration mortgage-backed securities with lower yields and reinvesting in longer duration, non-callable agency securities with higher yields. Our current mix of securities as of June 30, 2005 is shown in Table 8 compared to December 31, 2004.

The carrying value of the investment portfolio, all of which is classified as securities available for sale, reflected $2.0 billion in net unrealized gains at June 30, 2005, including a $2.0 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The net change in market value of this common stock investment increased $11.2 million, while the net change in market value on the remainder of the portfolio increased $11.0 million compared to December 31, 2004. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income. The Company reviews all of its securities with unrealized losses for impairment at least quarterly. The Company has determined that none of these securities were other-than-temporarily impaired as of June 30, 2005.

Securities Available for Sale	Table 8

	June 30, 2005		December 31, 2004
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$2,819.1	$2,824.4	$2,543.9	$2,538.1
States and political subdivisions	879.3	907.0	841.6	865.6
Asset-backed securities	2,393.2	2,394.3	2,590.0	2,578.5
Mortgage-backed securities	18,141.0	18,097.6	18,367.0	18,325.3
Corporate bonds	1,165.9	1,165.7	1,667.1	1,679.3
Common stock of The Coca-Cola Company	0.1	2,015.1	0.1	2,003.9
Other securities[1]	1,336.5	1,363.3	921.2	950.3

Total securities available for sale	$26,735.1	$28,767.4	$26,930.9	$28,941.0

[1]	Includes $842.7 million and $676.5 million at June 30, 2005 and December 31, 2004, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

BUSINESS SEGMENTS

For more financial details on business segment disclosures, please see Note 7 – Business Segment Reporting in the Notes to the consolidated financial statements. The lines of business, which are the Company’s segments, are defined as follows:

Retail

The Retail line of business includes loans, deposits, and other fee-based services for consumers and business clients with less than $5 million in sales ($10 million in selected markets). Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the internet (suntrust.com) and the telephone (1-800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When client needs change and expand, Retail refers clients to SunTrust’s Wealth & Investment Management, Mortgage and Commercial lines of business.

Commercial

The Commercial line of business provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. The primary client segments served by this line of business include “Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities. Also included in this segment are specialty groups that operate both inside and outside of the SunTrust footprint, such as Premium Assignment Corporation, which provides insurance premium financing, and Affordable Housing Group (“AHG”), which manages community development projects that generate tax credits.

Corporate & Investment Banking

The Corporate & Investment Banking line of business is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing, and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines, providing along with credit, a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small- and mid-cap growth companies and is organized along industry specialty lines, raising public and private equity, and providing merger and acquisition advisory services. The debt and equity capital markets businesses support both the corporate banking and investment banking relationships, as well as commercial clients, who are managed by the Commercial line of business, and wealthy individuals, who are served by our Wealth & Investment Management line of business. Commercial leasing provides equipment leasing and financing to various entities.

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

Wealth & Investment Management

The Wealth & Investment Management line of business provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth & Investment Management’s primary segments include brokerage, individual wealth management, and institutional investment management and administration. STIS operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. Alexander Key offers full service brokerage services to affluent and wealthy clients who generally do not have a pre-existing relationship with the Company. Alexander Key is currently located in Atlanta, GA, Nashville, TN, Washington DC, Jacksonville, FL, Orlando, FL, and Richmond, VA. Wealth & Investment Management also offers professional investment management and trust services to clients seeking active management of their financial resources. In addition, the Private Banking unit within SunTrust was consolidated into Wealth & Investment Management in the first quarter of 2005, which enables the group to offer a full array of loan and deposit products to clients. The ultra high net worth segment of these clients is serviced by Asset Management Advisors (“AMA”). AMA provides “family office” services to ultra high net worth clients. Acting in this capacity, AMA investment professionals utilize sophisticated financial products and wealth management tools to provide a holistic approach to multi-generational wealth management. AMA is currently located in Atlanta, GA, Orlando, FL, West Palm Beach, FL, Miami, FL, St. Petersburg, FL, Washington DC, Charlotte, NC, and Greenwich, CT. Institutional investment management and administration is comprised of Trusco Capital Management, Inc. (“Trusco”), retirement services, endowment and foundation services, and corporate trust. Trusco is a registered investment advisor that acts as the investment manager for Wealth & Investment Management’s clients and the STI Classic Funds. Trusco includes Seix Advisors, which was acquired in the second quarter of 2004, and Zevenbergen Capital Investments, LLC (“ZCI”), which was consolidated in the fourth quarter of 2004. Retirement services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate trust targets issuers of tax-exempt and corporate debt, and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services.

Corporate/Other

Corporate/Other (“Other”) includes the investment securities portfolio, long-term debt, capital, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, office premises, certain support activities not currently allocated to the aforementioned lines of business and the incremental costs to integrate NCF’s operations (merger expenses). The major components of Other include Enterprise Information Services, which is the primary data processing and operations group; Corporate Real Estate, which manages the Company’s facilities; Marketing, which handles advertising, product management and customer information functions; Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking function; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury. Other functions included in Other are enterprise risk management, credit risk management, credit review, audit, legal and compliance, branch operations, corporate strategies development, procurement, merger integration, and executive management. Finally, Other also includes specialty businesses including, Transplatinum, which handles Fleet One fuel cards and USI Alliance Corporation, which provides services for safety, security and crime prevention to senior housing facilities.

Reconciling Items

Reconciling items includes all adjustments necessary to reconcile management accounting methodologies to GAAP consolidated earnings. The most significant items relate to matched-maturity funds transfer pricing, provision for loan losses versus net charge-off allocations, float reconciliation, deposit reserve reconciliation, and intercompany eliminations.

The following table for SunTrust’s reportable segments compares total income/(loss) before taxes for the three and six months ended June 30, 2005 to the same periods last year:

Total Income Before Taxes	Table 9

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)(Unaudited)
	2005	2004	2005	2004
Retail	$409,371	$316,645	$789,231	$621,593
Commercial	208,620	149,746	403,255	301,322
Corporate & Investment Banking	144,035	139,407	295,346	253,738
Mortgage	66,124	65,884	132,092	130,478
Wealth & Investment Management	126,796	91,354	232,806	178,621
Corporate/Other	(381,632)	(275,432)	(664,996)	(545,945)
Reconciling Items	119,388	88,851	243,546	152,053

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and six months ended June 30, 2005 to the same periods last year:

Average Loans and Deposits	Table 10

	Three Months Ended June 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2005	2004	2005	2004
Retail	$30,036,159	$22,822,399	$65,027,847	$50,023,949
Commercial	30,925,520	22,173,633	13,398,065	10,720,205
Corporate & Investment Banking	14,864,495	13,167,165	3,270,068	3,499,904
Mortgage	23,176,486	16,781,039	1,595,510	1,595,121
Wealth & Investment Management	7,672,280	5,807,957	9,604,482	7,358,601

	Six Months Ended June 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2005	2004	2005	2004
Retail	$29,806,793	$22,486,321	$64,290,936	$49,592,946
Commercial	30,431,794	21,883,140	13,334,030	10,527,266
Corporate & Investment Banking	14,407,884	14,038,948	3,202,172	3,254,993
Mortgage	22,580,324	16,215,552	1,447,762	1,380,815
Wealth & Investment Management	7,621,444	5,644,717	9,489,145	7,113,599

The following analysis details the operating results for each line of business for the three months and six months ended June 30, 2005 and 2004:

Retail

Three Months Ended June 30, 2005 vs. 2004

Retail’s total income before taxes for the quarter ended June 30, 2005 was $409.4 million, an increase of $92.7 million, or 29.3%, compared to the same period in 2004. The increase was attributable to the NCF acquisition, higher net interest income, lower charge-offs and higher noninterest income.

Net interest income increased $116.0 million, or 27.5%. The NCF acquisition contributed approximately $43 million of the increase, after an internal funding charge for intangible assets of approximately $48 million. The remainder of the increase in net interest income was attributable to loan and deposit growth and widening deposit spreads due to deposit up-pricing that has been slower relative to market rate movements. Average loans increased $7.2 billion, or 31.6%. Average deposits increased $15.0 billion, or 30.0%. The NCF acquisition was the primary driver of these increases, contributing approximately $5 billion in loans and $11 billion in deposits. The remaining loan growth was driven primarily by home equity lines and student lending, while the remaining deposit growth was driven by demand deposits, NOW accounts, and CDs. Net charge-offs decreased $3.2 million, or 10.0%.

Noninterest income increased $58.4 million, or 28.7%. The addition of NCF contributed approximately $44 million of the increase. The remaining increase was driven primarily by interchange income as a result of increased debit and credit card volumes.

Noninterest expense increased $85.0 million, or 30.7%. The addition of NCF contributed approximately $77 million of the increase. The remaining increase was primarily driven by staff expense.

Six Months Ended June 30, 2005 vs. 2004

Retail’s total income before taxes for the six months ended June 30, 2005 was $789.2 million, an increase of $167.6 million, or 27.0%, compared to the same period in 2004. The increase was attributable to the NCF acquisition, higher net interest income, lower charge-offs and higher noninterest income.

Net interest income increased $219.5 million, or 26.1%. The NCF acquisition contributed approximately $90 million of the increase, after an internal funding charge for intangible assets of approximately $97 million. The remainder of the increase in net interest income was attributable to loan and deposit growth and widening deposit spreads due to deposit up-pricing that has been slower relative to market rate movements. Average loans increased $7.3 billion, or 32.6%. Average deposits increased $14.7 billion, or 29.6%. The NCF acquisition was the primary driver for these increases, contributing approximately $5 billion in loans and $11 billion in deposits. The remaining loan growth was driven primarily by home equity lines and student lending, while the remaining deposit growth was driven by demand deposits, NOW accounts, and CDs. Net charge-offs decreased $8.6 million, or 12.2%.

Noninterest income increased $110.2 million, or 28.0%. The addition of NCF contributed approximately $86 million of the increase. The remaining increase was driven primarily by interchange income as a result of increased debit and credit card volumes.

Noninterest expense increased $170.7 million, or 31.4%. The addition of NCF contributed approximately $150 million of the increase. The remaining increase was primarily driven by staff expense.

Commercial

Three Months Ended June 30, 2005 vs. 2004

Commercial’s total income before taxes for the quarter ended June 30, 2005 was $208.6 million, an increase of $58.9 million, or 39.3%, compared to the same period in 2004. NCF accounted for approximately $30 million of the increase. Improvement in net interest income, driven by balance sheet growth, was the primary contributor to the remaining increase.

Net interest income increased $63.5 million, or 39.9%. NCF contributed approximately $37 million of this increase, after an internal funding charge for intangible assets of approximately $13 million. Average loans increased $8.8 billion, or 39.5%, and average deposits increased $2.7 billion, or 25.0%. NCF accounted for approximately $6 billion of the loan growth and $1 billion of the deposit growth. The remaining loan growth was driven by stronger demand for commercial real estate and commercial loans. Remaining growth in deposits was attributable to increased client liquidity. Net charge-offs decreased $0.8 million, or 20.9%, despite a $1 million increase related to NCF loans.

Noninterest income increased $13.7 million, or 18.5%. NCF accounted for approximately $3 million of the increase. AHG contributed $7.9 million to the increase, driven by higher tax credits from new properties and investments, and higher partnership revenue. Partially offsetting these increases, service charges on deposits decreased $2.6 million, or 11.3%, driven by higher client compensating balances and increased client earnings credit rates.

Noninterest expense increased $19.2 million, or 24.1%. The NCF acquisition contributed approximately $9 million of the increase. An additional $6.9 million of the increase was attributable to AHG activities, primarily expenses related to new properties and investments.

Six Months Ended June 30, 2005 vs. 2004

Commercial’s total income before taxes for the six months ended June 30, 2005 was $403.3 million, an increase of $101.9 million, or 33.8%, compared to the same period in 2004. NCF accounted for approximately $70 million of the increase. Improvement in net interest income, driven by balance sheet growth and reduced net charge-offs, contributed to the remaining growth.

Net interest income increased $116.8 million, or 36.8%. NCF contributed approximately $82 million to this increase, after an internal funding charge for intangible assets of approximately $27 million. Average loans increased $8.5 billion, or 39.1%, and average deposits increased $2.8 billion, or 26.7%. NCF accounted for approximately $6 billion of the loan growth and $1 billion of the deposit growth. The remaining loan growth was driven by stronger demand for commercial real estate and commercial loans. Remaining growth in deposits was attributable to increased client liquidity. Net charge-offs decreased $8.9 million, or 77.0%.

Noninterest income increased $14.4 million, or 9.4%. NCF accounted for approximately $7 million of the increase. AHG contributed $10.0 million to the increase, driven by higher tax credits from new properties and investments, and higher partnership revenue. Partially offsetting these increases, service charges on deposits decreased $7.2 million, or 14.7%, driven by higher client compensating balances and increased client earnings credit rates.

Noninterest expense increased $38.1 million, or 24.1%. The NCF acquisition contributed approximately $18 million of the increase. An additional $13.2 million of the increase was attributable to AHG activities, primarily expenses related to new properties and investments.

Corporate & Investment Banking

Three Months Ended June 30, 2005 vs. 2004

Corporate & Investment Banking’s total income before taxes for the quarter ended June 30, 2005 was $144.0 million, an increase of $4.6 million, or 3.3%, compared to the same period in 2004. The increase was primarily attributable to a decline in noninterest expense of $5.7 million, or 6.8%. The improvement in noninterest expense is primarily attributable to a reduction in leveraged lease expense.

Net interest income for the quarter ended June 30, 2005 was $68.3 million, flat compared to the same period in 2004. Total loans increased $1.7 billion, or 12.9%, while total deposits decreased $229.8 million, or 6.6%. An increase in income from the interest spread on loans resulting from the growth in loan balances was offset by lower margin related fees.

Net recoveries for the quarter ended June 30, 2005 were $14.0 thousand compared to net recoveries of $130.0 thousand for the same period in 2004.

Noninterest income decreased $0.9 million, or 0.6%. This decline is primarily related to a decrease in factoring fees of $6.5 million due to the sale of the factoring assets to CIT Group, Inc., offset by an increase in corporate finance and trading account income of $5.6 million, or 7.2%.

Noninterest expense decreased $5.7 million, or 6.8%, primarily as the result of a reduction in leveraged lease expense.

Six Months Ended June 30, 2005 vs. 2004

Corporate & Investment Banking’s total income before taxes for the six months ended June 30, 2005 was $295.3 million, an increase of $41.6 million, or 16.4%, compared to the same period in 2004. The increase was primarily attributable to an increase in noninterest income, coupled with an improvement in net charge-offs, offset by an increase in noninterest expense.

Net interest income decreased $3.5 million, or 2.6%. To comply with FASB Interpretation No.46, Three Pillars, a multi-seller commercial paper conduit, was consolidated on the balance sheet for two months in the first quarter of 2004. The impact was to increase average loans by $835.6 million in the first quarter of 2004. Total deposits decreased $52.8 million, or 1.6%. An increase in income from the interest spread on loans resulting from the growth in loan balances was offset by lower margin related loan fees.

Net charge-offs decreased $9.9 million, or 107.9%, primarily as the result of improving credit quality. Noninterest income increased $42.5 million, or 14.7%. Included in noninterest income was a net gain on the sale of factoring assets to CIT Group, Inc. The net gain on a pre-tax basis was $19.9 million. The remainder of the increase was primarily attributable to an increase in M&A advisory, merchant banking, and sales and trading activity.

Noninterest expense increased $7.3 million, or 4.6%. The addition of NCF contributed approximately $15 million, or 9.2%, to total noninterest expense. This was partially offset by a reduction in other expense of $6.3 million as the result of a decline in leveraged lease expense.

Mortgage

Three Months Ended June 30, 2005 vs. 2004

Mortgage’s total income before taxes for the quarter ended June 30, 2005 was $66.1 million, an increase of $0.2 million, or 0.4%, compared to the same period in 2004. Increases in loan net interest income and fee income more than offset volume-related and growth-related expense increases.

Net interest income increased $7.9 million, or 6.3%. Average loans increased $6.4 billion, or 38.1%, due to continued demand for portfolio products and the addition of the NCF loan portfolio. The higher loan balances contributed an additional $21.6 million of net interest income. Loans held for sale average balances increased $780 million, or 14.7%. However, due to compressed spreads as a result of rising short-term interest rates, income from loans held for sale was down $14.3 million, or 25.9%. Due to a higher credit for funds rate, deposit balances contributed $3.6 million. Additionally, increased internal funding costs for goodwill reduced interest income by $2.6 million. Net charge-offs increased $2.0 million.

Noninterest income increased $27.4 million, or 114.8%. Servicing income was up $19.3 million, or 217.2%, and production income was up $4.7 million, or 21.3%. Servicing income improved due to lower MSR amortization related to reduced payoffs and higher service fee income due to higher balances. The servicing balance grew to $89.1 billion as of June 30, 2005, an increase of $16.8 billion, or 23.4%. Production income was up due to higher mortgage loan production, which rose to $11.2 billion, up $2.4 billion, or 27.1%. Additionally, other income increased $3.4 million due to increased volume, gains on portfolio loan sales, and the resale of GNMA early buyouts.

Noninterest expense increased $33.0 million, or 40.0%, principally due to higher volume-related and growth-related expenses.

Six Months Ended June 30, 2005 vs. 2004

Mortgage’s total income before taxes for the six months ended June 30, 2005 was $132.1 million, an increase of $1.6 million, or 1.2%. Higher loan net interest income, deposit credit, and fee income more than offset increases in volume-related and growth-related expenses.

Net interest income increased $15.1 million, or 6.2%. Average loans increased $6.4 billion, or 39.3%, producing an increase in net interest income of $36.5 million, or 29.1%. Additionally, a higher credit for funds rate on deposits contributed $4.9 million. Average mortgage loans held for sale balances increased $1.0 billion. However, increases in short-term interest rates drove compressed spreads that resulted in a decline in net interest income of $21.0 million, or 20.1%. Additionally, increased internal funding costs for goodwill reduced interest income by $5.4 million. Net charge-offs decreased $0.7 million, or 23.8%.

Noninterest income increased $52.0 million, or 117.9%. The increase was driven by higher servicing income, up $32.7 million, or 311.8%, and higher production income, up $14.4 million, or 44.7%. Servicing income improved due to lower MSR amortization driven by lower payoffs and higher service fees due to higher servicing balances. The servicing balance grew to $89.1 billion as of June 30, 2005, an increase of $16.8 billion, or 23.4%, over the same period last year. Production income was up due to higher mortgage loan production, which rose to $19.9 billion, up $4.6 billion, or 30.1% from the second half of 2004. Additionally, other income grew $4.8 million due to higher volumes, gains on portfolio loan sales, and the resale of GNMA early buyouts.

Noninterest expense increased by $64.8 million, or 42.1%. These increases were principally due to higher volume-related and growth-related expenses.

Wealth & Investment Management

Three Months Ended June 30, 2005 vs. 2004

Wealth & Investment Management’s total income before taxes for the quarter ended June 30, 2005 was $126.8 million, an increase of $35.4 million, or 38.8%, compared to the same period in 2004. NCF represented approximately $11 million and Seix represented approximately $5 million of the increase. The remainder of the growth was primarily driven by increases in net interest income and trust income, slightly offset by amortization of intangibles.

Net interest income increased $28.1 million, or 51.6%. NCF contributed approximately $9 million. Average loans increased $1.9 billion, or 32.1%, including approximately $1 billion attributable to NCF. Average deposits increased $2.2 billion, or 30.5%, including approximately $0.7 billion attributable to NCF. Net charge-offs decreased $0.1 million, or 10.4%.

Noninterest income increased $35.5 million, or 17.9%. NCF accounted for approximately $21 million and Seix accounted for approximately $13 million of the increase. Assets under management increased $14.1 billion, or 12.1%, partly due to new business as well as a slight increase in equity markets, the effect of which was somewhat offset by a decrease in the bond market caused by higher interest rates. End of period assets under management were approximately $130.3 billion compared to $116.2 billion as of the same period last year. The NCF acquisition accounted for approximately $2 billion of the increase. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $231.9 billion, which included $25.3 billion in non-managed corporate trust assets, $47.1 billion in non-managed trust assets, and $29.2 billion in retail brokerage assets.

Noninterest expense increased $28.3 million, or 17.7%. NCF contributed approximately $19 million and Seix contributed approximately $8 million of the increase. The remainder of the increase was driven by amortization of intangibles partially offset by lower operating losses.

Six Months Ended June 30, 2005 vs. 2004

Wealth & Investment Management’s total income before taxes for the six months ended June 30, 2005 was $232.8 million, an increase of $54.2 million, or 30.3%, compared to the same period in 2004. NCF represented approximately $21 million and Seix and ZCI represented approximately $9 million of the increase. The remainder of the growth was primarily driven by increases in net interest income, trust income, and retail investment income, which was partially offset by higher staff expense and amortization of intangibles.

Net interest income increased $51.6 million, or 47.9%. NCF contributed approximately $19 million of the increase. Average loans increased $2.0 billion or 35.0%. Average deposits increased $2.4 billion, or 33.4%. Net charge-offs decreased $0.3 million, or 20.1%.

Noninterest income increased $77.5 million, or 20.0%. NCF accounted for approximately $41 million and Seix and ZCI accounted for approximately $28 million of the increase. The aforementioned increase in assets under management of $14.1 billion, or 12.1%, contributed to the total increase. NCF represented approximately $2 billion of the increase in assets under management.

Noninterest expense increased $75.3 million, or 23.8%. NCF contributed approximately $39 million and Seix and ZCI contributed approximately $18 million. Total staff expense increased $45.2 million, or 20.6%, including approximately $19 million from NCF and approximately $15 million from Seix and ZCI. The balance of the increase was driven by system and processing costs, and amortization of intangibles.

Corporate/Other

Three Months Ended June 30, 2005 vs. 2004

Corporate/Other’s loss before taxes for the quarter ended June 30, 2005 was $(381.6) million, a change of $(106.2) million, or 38.6%, compared to the second quarter of 2004.

Net interest income was $(31.8) million in the second quarter of 2005 versus net interest income of $1.9 million in the same period in 2004. The main driver of the difference was investment portfolio income of $(13.4) million in the second quarter of 2005 due to higher internal funding costs versus net interest income of $14.0 million in the same period in 2004.

Total assets increased $4.1 billion, or 13.8%. Total liabilities increased $11.2 billion, or 27.9%. The increase in assets was mainly due to the acquisition of NCF. NCF added approximately $7 billion in assets, which were partially offset by a reduction in the investment portfolio of $1.8 billion and market value adjustments on securities of $0.9 billion. The increase in liabilities was mainly due to the acquisition of NCF of approximately $2 billion, an increase in long-term debt of $4.1 billion, and an increase in other deposits (brokered certificates of deposit and foreign interest bearing deposits) of $4.9 billion. Net charge-offs increased $2.1 million.

Noninterest income increased $17.0 million, or 86.6%. The main driver of the increase was additional income of approximately $12 million due to the acquisition of NCF, the inclusion of certain specialty businesses in Corporate/Other, and a net increase of $9.2 million due to security gains of $0.1 million in the second quarter of 2005 versus security losses of $9.1 million in the same period in 2004. These increases were partially offset by $4.0 million of higher intercompany sales and referral credits.

Noninterest expenses increased $87.5 million, or 33.9%. The major drivers of this increase were the acquisition of NCF, which added approximately $47 million of noninterest expense, one time merger related expenses of $54.3 million, staff expenses of $14.2 million, severance expenses of $3.9 million, and postage and delivery expenses of $3.5 million. These increases were partially offset by a $38.4 million increase in expense allocations to the various lines of business.

Six Months Ended June 30, 2005 vs. 2004

Corporate/Other’s income before taxes for the six months ended June 30, 2005 was $(665.0) million, a change of $(119.0) million, or 21.8%, compared to the same period in 2004.

Net interest income increased $5.9 million, or 77.0%. The increase in the net interest income was mainly due to the acquisition of NCF, which contributed approximately $5 million of the increase. Additionally, increases in net interest income on other assets of $17.6 million and loans in process of $6.1 million were partially offset by an increase in interest expense on long term debt of $21.9 million.

Total assets increased $4.7 billion, or 16.0%. Total liabilities increased $11.1 billion, or 28.4%. The increase in assets was mainly due to the acquisition of NCF. NCF added approximately $7 billion in assets, which were partially offset by a reduction in the investment portfolio of $1.7 billion and market value adjustments on securities of $0.7 billion. The increase in liabilities was mainly due to the acquisition of NCF of approximately $3 billion, an increase in long-term debt of $4.1 billion, and an increase in other deposits (brokered certificates of deposit and foreign interest bearing deposits) of $3.5 billion. Net charge-offs increased by $2.9 million.

Noninterest income increased $16.2 million, or 55.7%. The main driver of the increase was additional income of approximately $25 million due to the acquisition of NCF, the inclusion of certain specialty business in Corporate/Other, and $4.9 million due to credit card services. These increases were partially offset by decreases of $7.7 million due to higher intercompany sales and referral credits, $3.1 million due to higher tax credits allocated to the lines of business, and a decrease of $3.1 million due to securities losses.

Noninterest expenses increased $138.1 million, or 27.2%. The major drivers of this increase were the acquisition of NCF, which added approximately $112 million of noninterest expense, one time merger related expenses of $80.0 million, staff expenses of $15.3 million, outside processing expenses of $7.0 million, severance expenses of $4.4 million, postage and delivery expenses of $4.9 million, and software expenses of $3.8 million. These increases were partially offset by an increase of $71.3 million in expense allocations to the various lines of business and a decrease of $17.4 million in other expenses.

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

Estimated Changes in Net Interest Income

	Estimated % Change in Net Interest Income Over 12 Months
Rate Change (Basis Points)	June 30, 2005	March 31, 2005
+100 b.p.	0.4%	0.4%
-100 b.p.	0.1%	0.4%

As indicated, a gradual decrease in interest rates would result in a slight increase in net interest income. A gradual increase would also enhance net interest income but to a greater degree. With these magnitudes, the Company’s interest rate sensitivity position is near neutral. The simulation analysis did indicate that yield curve flattenings and inversions would have a detrimental impact on the Company’s net interest income compared to the forecasted net interest income under stable rates. While simulations of more rapid changes in interest rates indicate more significant fluctuations in net interest income, the Company is still within the policy limits.

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

	Estimated % Changes in EVE
Rate Shock (Basis Points)	June 30, 2005	March 31, 2005
+100 b.p.	(3.2)%	(3.8)%
-100 b.p.	0.1%	1.4%

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

Trading Activities

Most of the Company’s trading activities are designed to support secondary trading with clients. Product offerings to clients include debt securities, including loans traded in the secondary market, equity securities, derivatives, foreign exchange contracts, and similar financial instruments. Other trading activities include participating in underwritings and acting as a market maker in certain equity securities. Typically, the Company maintains a securities inventory to facilitate customer transactions. However, in certain businesses, such as derivatives, it is more common to execute customer transactions with simultaneous risk-managing transactions with dealers. Also in the normal course of business, the Company assumes a degree of market risk in arbitrage, hedging, and other strategies, subject to specified limits.

The Company has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that combines interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VaR measures the maximum fair value the Company could lose on a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed VaR one out of every 100 overnight trading days. The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity. For the foreign exchange, equity desk, structured trades and derivatives desks, the Company estimates VaR by applying the Monte Carlo simulation platform as designed by RiskMetrics™, and for the estimate of the fixed income VaR, the Company uses Bloomberg™ analytics. The Company uses internally developed methodologies to estimate VaR for the credit derivatives, collateralized debt obligations and loan trading desks.

The estimated combined period end undiversified VaR was $4.1 million at June 30, 2005 and $3.5 million at December 31, 2004. Trading assets net of trading liabilities were $1.5 billion at June 30, 2005 and $1.1 billion at December 31, 2004.

Other Market Risk

Other sources of market risk include the risk associated with holding residential mortgage loans prior to selling them into the secondary mortgage market, commitments to customers to make mortgage loans that will be sold to the secondary mortgage market, and the Company’s investment in mortgage servicing rights (“MSRs”). The Company manages the risks associated with the residential mortgage loans classified as held for sale (“the warehouse”) and its interest rate lock commitments (“IRLCs”) on residential loans intended for sale. The warehouse and IRLCs consist primarily of fixed- and adjustable-rate single family residential real estate loans. The risk associated with the warehouse and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold in the secondary mortgage market. The Company manages interest rate risk predominately with forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouse and the IRLCs. Interest rate risk on the warehouse is managed via forward sale agreements in a designated fair value hedging relationship, under SFAS No. 133. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149 and are marked to market accordingly.

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

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.0 billion at June 30, 2005. A 10% decrease in share price of The Coca-Cola Company common stock at June 30, 2005 would result in a decrease, net of deferred taxes, of approximately $131 million in accumulated other comprehensive income.

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 65.2% of the funding base on average for the second quarter of 2005 compared to 67.2% for the fourth quarter of 2004. Average customer based core deposits increased $2.5 billion, or 2.7%, compared to the fourth quarter of 2004. The increase was the result of successful marketing campaigns, continued growth from customer activity, and the relative appeal of alternative investments. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $50.5 billion at June 30, 2005 compared to $43.3 billion at December 31, 2004. The increase reflects the wholesale funding required to fund earning asset growth not supported by deposit growth.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $23.1 billion at June 30, 2005 compared to $16.5 billion at December 31, 2004. The increase was used to fund an increase in loans held for sale and loan growth in 2005.

The Company maintains access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of June 30, 2005, SunTrust Bank had $13.2 billion remaining under its Global Bank Note program. This capacity reflects a $500 million subordinated debt issuance in the first quarter of 2005 and a $600 million senior debt issuance in the second quarter of 2005, which qualify for Tier 2 regulatory capital. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of June 30, 2005, the Parent Company had $1.3 billion in such sources compared to short-term debt of $466 million. The Parent Company also had $1.5 billion of availability remaining on its current shelf registration statement for the issuance of debt at June 30, 2005.

As detailed in Table 11, the Company had $86.7 billion in total commitments to extend credit at June 30, 2005 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $11.9 billion in letters of credit as of June 30, 2005, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $5.9 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of June 30, 2005, the Company was in compliance with all covenants and provisions of these debt agreements.

Unfunded Lending Commitments	Table 11

(Dollars in Millions) (Unaudited)	June 30 2005	December 31 2004

Unused lines of credit:
Commercial	$37,793.1	$37,316.5
Mortgage	21,730.9	14,710.5
Home equity lines	14,086.1	12,120.6
Commercial real estate	5,841.8	5,938.5
Commercial paper conduit	6,293.5	5,902.9
Commercial credit card	990.9	986.6

Total unused lines of credit	$86,736.3	$76,975.6

Letters of credit
Financial standby	$11,470.5	$10,560.0
Performance standby	321.7	416.0
Commercial	153.3	149.1

Total letters of credit	$11,945.5	$11,125.1

VARIABLE INTEREST ENTITIES AND OFF-BALANCE SHEET ARRANGEMENTS

See Note 9 of the Notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off-balance sheet arrangements.

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

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. The Company enters into interest rate swaps to convert its fixed rate funding to floating rates using fair value hedges. The Company also enters into interest rate swaps to convert floating rate assets and liabilities to fixed rates using cash flow hedges. All derivatives are recorded in the financial statements at fair value.

Derivative hedging instrument activities are as follows:

Table 12

	Notional Values[1]
(Dollars in millions)(Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2004	$25	$9,474	$9,499
Additions	1,521	5,811	7,332
Maturities	—	(1,101)	(1,101)

Balance, June 30, 2004	$1,546	$14,184	$15,730

Balance, January 1, 2005	$3,870	$13,482	$17,352
Additions	300	3,123	3,423
Terminations	(300)	(300)	(600)
Maturities	—	(1,923)	(1,923)
Amortization	(4)	—	(4)

Balance, June 30, 2005	$3,866	$14,382	$18,248

[1]	Excludes the hedging activity for the Company’s mortgage loans in warehouse. At June 30, 2005 and 2004, mortgage notional amounts totaled $4.9 billion and $3.6 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end user:

Risk Management Derivative Financial Instruments [1]	Table 13

	As of June 30, 2005
(Dollars in millions)(Unaudited)	Notional Amount	Gross Unrealized Gains[7]	Gross Unrealized Losses[7]	Equity[10]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$3,800	$—	$(40)	$(26)	1.68
Fair value hedges:
Interest rate swaps [3]	66	1	—	—	2.18
Forward contracts [4]	4,891	—	(26)	—	0.09

Total asset hedges	$8,757	$1	$(66)	$(26)	0.80

Liability Hedges
Cash flow hedges
Interest rate swaps [5]	$6,915	$44	$—	$29	1.91
Fair value hedges
Interest rate swaps [6]	7,467	60	(51)	—	7.76

Total liability hedges	$14,382	$104	$(51)	$29	4.95

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [8]	$—	$—	$—	$(15)	2.29
Fair value hedges
Interest rate swaps [9]	—	16	—	—	14.76

Total terminated/dedesignated hedges	$—	$16	$—	$(15)	3.64

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 149. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at June 30, 2005.

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
[8]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $14.6 million of net losses, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[9]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The interest rate swaps were designated as fair value hedges of floating rate debt. The $16.4 million of pre-tax net gains recorded in a valuation account in long-term debt will be reclassified into earnings as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of June 30, 2005, $1.1 million of pre-tax net gains are expected to be reclassified as interest expense or interest income during the next twelve months.

[10]

At June 30, 2005, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $11.7 million, net of tax, that represents the effective portion of the net gains and losses on derivatives under qualifying cash flow hedging relationships. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of June 30, 2005, $2.7 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

Risk Management Derivative Financial Instruments [1], continued	Table 13

	As of December 31, 2004[1]
	Notional Amount	Gross Unrealized Gains[7]	Gross Unrealized Losses[7]	Equity[9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps[2]	$3,800	$1	$(20)	$(13)	2.39
Fair value hedges:
Interest rate swaps[3]	70	1	—	—	2.88
Forward contracts[4]	5,024	11	—	—	0.06

Total asset hedges	$8,894	$13	$(20)	$(13)	1.09

Liability Hedges
Cash flow hedges
Interest rate swaps[5]	$6,015	$43	$(13)	$20	2.27
Fair value hedges
Interest rate swaps[6]	7,467	67	(106)	—	8.26

Total liability hedges	$13,482	$110	$(119)	$20	5.58

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps[8]	$—	$—	$—	$(14)	2.58

Total terminated/dedesignated hedges	$—	$—	$—	$(14)	2.58

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

[9]

At December 31, 2004, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $6.6 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cashflow hedges. This includes an unrealized gain of $7.2 million on active hedges offset by a $13.8 million loss on terminated/designated hedges. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2004, $12.1 million of net gains, net of taxes recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

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

The Company and subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well capitalized” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Banks are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of June 30, 2005, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.04%, 10.25% and 6.65%, respectively. SunTrust is committed to remaining well capitalized.

In 2004, the Company issued approximately 76.4 million shares of SunTrust common stock with an aggregate value of approximately $5.4 billion for the purchase of NCF. The remaining $1.8 billion of the purchase price was funded with cash generated by a combination of $800 million of wholesale CDs issued in May of 2004 and $1 billion of senior debt issued in August of 2004.

In 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary. This amount is reflected in other liabilities and totaled $471.6 million and $451.0 million, including accrued interest as of June 30, 2005 and December 31, 2004, respectively.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first six months of 2005, the Company repurchased 995,000 shares for $71.4 million compared to 200,000 shares for $14.1 million repurchased in the first six months of 2004. As of June 30, 2005, the Company was authorized to purchase up to an additional 5.0 million shares under current Board authorization.

Capital Ratios	Table 14

(Dollars in millions) (Unaudited)	June 30 2005	December 31 2004
Tier 1 capital	$10,381.9	$9,783.7
Total capital	15,113.8	14,152.6
Risk-weighted assets	147,457.3	136,642.8
Risk-based ratios:
Tier 1 capital	7.04%	7.16%
Total capital	10.25	10.36
Tier 1 leverage ratio	6.65	6.64

Total average shareholders’ equity to average assets (year-to-date)	9.92%	8.58%
Total shareholders’ equity to assets	9.85	10.06

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding Management’s Discussion of results of operations and financial condition. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or reducing a liability. The Company has established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of the Company’s current accounting policies that are considered to involve significant management valuation judgments.

Allowance for Loan and Lease Losses

The ALLL represents the ALLL Committee’s estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The ALLL is determined based on management’s assessment of reviews and evaluations of larger loans that meet the Company’s definition of impairment and the size and current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the portfolio. In the fourth quarter of 2004, the Company identified a material weakness in internal control over financial reporting related to establishing the ALLL. During the quarter ended June 30, 2005, the Company concluded that it has eliminated the material weakness. The Controls and Procedures section on page 56 and 57 provides further discussion surrounding the elimination of the material weakness in internal control over financial reporting.

Impaired loans, except for smaller balance homogeneous loans, include loans classified as nonaccrual where it is probable that SunTrust will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, the amount of specific allowance required is measured by a careful analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flow, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, management uses assumptions and methodologies that are relevant to estimating the level of impaired and unrealized, but inherent, losses in the portfolio. To the extent that the data supporting such assumptions and methodologies are continuously evolving, management’s judgment and experience play a key role in enhancing the ALLL process over time.

General allowances are established for loans and leases grouped into pools that have similar characteristics, including smaller balance homogeneous loans. The ALLL Committee estimates probable losses by an evaluation of several factors: historical loss experience, current internal risk ratings based on the Company’s internal risk rating system, internal portfolio trends such as increasing or decreasing levels of delinquencies and concentrations, and external influences such as changes in economic or industry conditions.

The Company’s financial results are substantially influenced by the Company’s process for determining an appropriate level for its ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise subjective judgment to estimate an appropriate allowance level. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially benefit or adversely affect net income. For additional discussion of the allowance for loan and lease losses, see page 31 – Provision for Loan Losses and Allowance for Loan and Lease Losses.

Estimates of Fair Value

Fair value is defined as the amount at which a financial instrument could be exchanged in a transaction between willing, unrelated parties in a normal business transaction. The estimation of fair value is significant to a number of SunTrust’s assets and liabilities, including loans held for sale, investment securities, MSRs, other real estate owned (“OREO”), other repossessed assets, retirement and postretirement benefit obligations as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value.

Fair value is based on quoted market prices for the same instrument or for similar instruments adjusted for any differences in terms. If market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. In instances where required by accounting principles generally accepted in the United States, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and postretirement benefit obligations and MSRs. The fair values of MSRs are based on discounted cash flow analyses utilizing dealer consensus prepayment speeds and market discount rates. A change in the discount rate could increase or decrease the values of those assets and liabilities. Discount rates used are those considered to be commensurate with the risks involved.

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

RECENTLY ISSUED AND PENDING ACCOUNTING PRONOUNCEMENTS

Recently issued and pending accounting pronouncements are discussed in Note 3 of the consolidated financial statements beginning on page 10.

ACCOUNTING POLICIES ADOPTED

In the first quarter of 2005, the Company adopted the provisions of SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” The provisions of this pronouncement and the related impact to the Company are discussed in the Accounting Policies Adopted section of Note 3 to the consolidated financial statements on page 10. Additionally, recently issued accounting pronouncements are discussed beginning on page 10.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 44 through 49.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 at the reasonable assurance level. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company reported that it had a material weakness in internal control over financial reporting relating to the calculation of the ALLL. During the quarter ended June 30, 2005, the Company concluded that it has eliminated the material weakness. Specifically, since the identification of the material weakness the Company has taken the following remedial actions during the quarter:

•	The Company’s ALLL Committee has been reconstituted and ALLL governance and oversight has been elevated to include executive management. ALLL staff resources have been increased and enhanced.

•	The ALLL Policy and Procedure Manuals have been rewritten and enhanced.

•

The Company has enhanced the ALLL framework and significantly improved the internal controls around the ALLL process by developing, documenting and testing additional financial reporting controls. Internal controls surrounding the documentation, validation and testing of systems and significant models relating to the ALLL process have been implemented and strengthened.

Additionally, since the date of the acquisition of NCF on October 1, 2004, the Company has incorporated substantially all of the businesses of NCF into the Company’s existing controls and procedures. Effective April 22, 2005, National Bank of Commerce merged with and into SunTrust Bank, and in connection with such merger substantially all of the systems of National Bank of Commerce were converted to SunTrust Bank’s systems. The conversion of the National Bank of Commerce systems to SunTrust Bank’s systems represents the most significant aspect of the transition of NCF’s businesses to the Company’s controls and procedures. In addition, the Company performed several system conversions unrelated to the acquisition of NCF during the quarter.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 11, 2005, the Securities and Exchange Commission issued a formal order of investigation. The SEC staff has issued subpoenas seeking documents and testimony related to the Company’s Allowance for Loan and Lease Losses and related matters. The Company is cooperating, and intends to cooperate with the SEC regarding this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in 2005:

	Total number of shares purchased[1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[2]
January 1-31	485,000	$71.31	485,000	5,542,796
February 1-28	365,000	72.18	365,000	5,177,796
March 1-31	145,000	72.25	145,000	5,032,796
April 1-30	—	—	—	5,032,796
May 1-31	—	—	—	5,032,796
June 1-30	—	—	—	5,032,796

Total	995,000	$71.77	995,000

[1]

In addition to these repurchases, pursuant to SunTrust’s employee stock option plans, participants may exercise SunTrust stock options by surrendering shares of SunTrust common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in SunTrust’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the six months ended June 30, 2005, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: January 2005 - 20,857 shares at an average price per share of $70.75; February 2005 - 15,206 shares at an average price per share of $72.56; March 2005 - 10,071 shares at an average price per share of $72.84; April 2005 - 2,459 shares at an average price per share of $71.38; May 2005 - 7,562 shares at an average price per share of $74.19; June 2005 - 6,502 shares at an average price per share of $72.74.

[2]

On November 12, 2002, the Board of Directors authorized the purchase of 10 million shares of SunTrust common stock in addition to 2,796 shares which were remaining from a June 13, 2001 authorization. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Approval of proposal to elect the following individuals as directors of SunTrust at the April 19, 2005 Annual Meeting of Shareholders:

Directors	For	Withheld
Thomas C. Farnsworth	313,838,498	4,221,031
Patricia C. Frist	313,818,526	4,241,003
Blake Garrett Jr.	313,844,171	4,215,358
L. Phillip Humann	313,784,655	4,274,874
M. Doug Ivester	313,433,685	4,625,844
Karen Hastie Williams	313,804,125	4,255,404
Phail Wynn, Jr.	313,624,880	4,434,649
Thomas M. Garrott, III	313,843,941	4,215,588
E Neville Isdell	313,700,504	4,359,025

Approval of proposal to ratify the appointment of PricewaterhouseCoopers, LLP as Independent Registered Public Accounting Firm of SunTrust at the April 19, 2005 Annual Meeting of Shareholders:

For	Against	Abstain	Broker no-Votes
312,989,436	2,237,975	2,832,118	—

Approval of proposal to adopt the Management Incentive Plan at the April 19, 2005 Annual Meeting of Shareholders:

For	Against	Abstain	Broker no-Votes
230,149,136	13,362,507	4,241,878	70,306,008

Approval of proposal to adopt the Performance Unit Plan at the April 19, 2005 Annual Meeting of Shareholders:

For	Against	Abstain	Broker no-Votes
221,901,780	21,227,206	4,614,550	70,315,993

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

•

Exhibit 3.1 – Amended and Restated Articles of Incorporation of the Company, effective November 14, 1989, and amendment effective as of April 24, 1998, incorporated on Form 10-K for the year ended December 31, 1998 (File No. 001-08918).

•

Exhibit 3.2 – Amendment to restated Articles of Incorporation of the Company, effective April 18, 2000, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q as of March 31, 2000.

•	Exhibit 3.3 – Bylaws of the Company, amended effective April 19, 2005, incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K dated April 19, 2005.

•

Exhibit 10.1 – SunTrust Banks, Inc. Management Investment Plan, amended and restated as of March 14, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 19, 2005.

•

Exhibit 10.2 – SunTrust Banks, Inc. Performance Unit Plan, amended and restated as of March 14, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 19, 2005.

•	Exhibit 31.1 – Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•

Exhibit 31.2 – Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32.1 – Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•

Exhibit 32.2 – Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of August, 2005.

SunTrust Banks, Inc.
(Registrant)

/S/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(Chief Accounting Officer)