Form 10-Q
period 2005-09-30
SUNTRUST BANKS INC
filed 2005-11-08
CIK 750556

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2005, 361,402,088 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year 2005.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data) (Unaudited)	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$1,552,639	$954,622	$4,280,443	$2,718,119
Interest on loans held for sale	123,000	62,632	304,878	206,606
Interest and dividends on securities available for sale
Taxable interest	255,482	197,484	785,036	589,051
Tax-exempt interest	8,930	8,352	26,404	17,451
Dividends[1]	26,151	17,942	78,169	52,980
Interest on funds sold and securities purchased under agreements to resell	11,898	5,097	32,768	12,538
Other interest	18,574	6,048	48,271	17,370

Total interest income	1,996,674	1,252,177	5,555,969	3,614,115

Interest Expense
Interest on deposits	498,720	177,630	1,231,798	495,694
Interest on funds purchased and securities sold under agreements to repurchase	81,970	28,594	206,176	68,319
Interest on other short-term borrowings	24,860	4,076	64,250	18,701
Interest on long-term debt	234,463	165,003	661,815	430,450

Total interest expense	840,013	375,303	2,164,039	1,013,164

Net Interest Income	1,156,661	876,874	3,391,930	2,600,951
Provision for loan losses	70,393	41,774	128,760	98,438

Net interest income after provision for loan losses	1,086,268	835,100	3,263,170	2,502,513

Noninterest Income
Service charges on deposit accounts	198,348	171,140	575,727	503,062
Trust and investment management income	168,802	149,673	500,820	426,257
Retail investment services	52,257	44,049	160,024	139,626
Other charges and fees	117,341	92,472	340,974	279,985
Investment banking income	53,090	45,916	156,803	145,059
Trading account profits and commissions	41,837	23,343	117,702	83,767
Card fees	52,924	34,716	153,091	104,131
Net gain on sale of RCM assets	3,508	—	23,382	—
Other noninterest income	146,360	84,576	336,353	185,870
Securities losses, net	(2,069)	(18,193)	(7,755)	(22,314)

Total noninterest income	832,398	627,692	2,357,121	1,845,443

Noninterest Expense
Employee compensation	538,717	445,825	1,565,527	1,281,020
Employee benefits	93,616	81,909	324,883	274,432
Net occupancy expense	79,519	66,542	228,853	190,030
Outside processing and software	92,952	68,657	265,082	204,902
Equipment expense	50,083	43,275	154,544	134,100
Marketing and customer development	38,651	32,028	106,578	93,902
Amortization of intangible assets	29,737	15,593	90,772	45,823
Merger expense	12,104	—	92,104	—
Other noninterest expense	241,692	176,020	655,459	523,837

Total noninterest expense	1,177,071	929,849	3,483,802	2,748,046

Income before provision for income taxes	741,595	532,943	2,136,489	1,599,910
Provision for income taxes	230,821	164,177	667,721	482,738

Net Income	$510,774	$368,766	$1,468,768	$1,117,172

Average common shares - diluted (thousands)	363,854	283,502	363,547	283,381
Average common shares - basic (thousands)	359,702	280,185	359,020	279,851
Net income per average common share - diluted	$1.40	$1.30	$4.04	$3.94
Net income per average common share - basic	1.42	1.31	4.09	3.99

[1] Includes dividends on common stock of
The Coca-Cola Company	13,515	12,067	40,544	36,200

See notes to consolidated financial statements

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	September 30 2005	December 31 2004
Assets
Cash and due from banks	$4,228,590	$3,876,741
Interest-bearing deposits in other banks	22,694	15,929
Funds sold and securities purchased under agreements to resell	1,208,087	1,596,269
Trading assets	2,470,160	2,183,645
Securities available for sale[1]	26,867,580	28,941,080
Loans held for sale	10,378,411	6,580,223
Loans	112,410,810	101,426,172
Allowance for loan and lease losses	(1,029,855)	(1,050,024)

Net loans	111,380,955	100,376,148

Premises and equipment	1,821,137	1,860,415
Goodwill	6,841,631	6,806,013
Other intangible assets	1,112,873	1,061,451
Customers’ acceptance liability	6,202	12,105
Other assets	6,077,776	5,559,765

Total assets	$172,416,096	$158,869,784

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$24,548,595	$24,878,314
Interest-bearing consumer and commercial deposits	69,916,316	67,231,381

Total consumer and commercial deposits	94,464,911	92,109,695
Brokered deposits	12,837,377	6,100,911
Foreign deposits	6,427,770	5,150,645

Total deposits	113,730,058	103,361,251

Funds purchased and securities sold under agreements to repurchase	9,689,204	9,342,831
Other short-term borrowings	3,173,951	2,062,549
Acceptances outstanding	6,202	12,105
Trading liabilities	1,064,603	1,098,563
Long-term debt	22,364,776	22,127,166
Other liabilities	5,669,552	4,878,420

Total liabilities	155,698,346	142,882,885

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,758,901	6,749,219
Retained earnings	8,991,168	8,118,710
Treasury stock, at cost, and other	(541,176)	(528,558)
Accumulated other comprehensive income	1,138,279	1,276,950

Total shareholders’ equity	16,717,750	15,986,899

Total liabilities and shareholders’ equity	$172,416,096	$158,869,784

Common shares outstanding	361,248,048	360,840,710
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	9,330,350	9,737,688
[1] Includes net unrealized gains on securities available for sale	$1,888,990	$2,010,165

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	281,923	$294,163	$1,288,311	$7,149,118	($664,518)	$1,664,092	$9,731,166
Net income	—	—	—	1,117,172	—	—	1,117,172
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	3,592	3,592
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(369,930)	(369,930)
Change in accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(248)	(248)

Total comprehensive income							750,586
Cash dividends declared, $1.50 per share	—	—	—	(423,221)	—	—	(423,221)
Exercise of stock options and stock compensation expense	580	—	8,614	—	31,471	—	40,085
Acquisition of treasury stock	(200)	—	—	—	(14,063)	—	(14,063)
Performance stock activity	141	—	(823)	—	823	—	—
Amortization of compensation element of performance stock	—	—	—	—	5,761	—	5,761
Issuance of stock for employee benefit plans	557	—	6,922	—	31,281	—	38,203

Balance, September 30, 2004	283,001	$294,163	$1,303,024	$7,843,069	($609,245)	$1,297,506	$10,128,517

Balance, January 1, 2005	360,840	$370,578	$6,749,219	$8,118,710	($528,558)	$1,276,950	$15,986,899
Net income	—	—	—	1,468,768	—	—	1,468,768
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	(4,810)	(4,810)
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(132,921)	(132,921)
Change in accumulated other comprehensive income related to retirement plans	—	—	—	—	—	(940)	(940)

Total comprehensive income							1,330,097
Cash dividends declared, $1.65 per share	—	—	—	(596,310)	—	—	(596,310)
Exercise of stock options and stock compensation expense	2,109	—	11,375	—	114,899	—	126,274
Acquisition of treasury stock	(2,775)	—	—	—	(196,395)	—	(196,395)
Performance stock activity	118	—	(1,791)	—	7,258	—	5,467
Amortization of compensation element of performance stock	—	—	—	—	6,804	—	6,804
Issuance of stock for employee benefit plans	956	—	(40)	—	54,816	—	54,776
Other activity	—	—	138	—	—	—	138

Balance, September 30, 2005	361,248	$370,578	$6,758,901	$8,991,168	($541,176)	$1,138,279	$16,717,750

[1]	Balance at September 30, 2005 includes $511,956 for treasury stock and $29,220 for compensation element of restricted stock.
Balance at September 30, 2004 includes $582,220 for treasury stock and $27,025 for compensation element of restricted stock.

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2005	2004
Cash Flows from Operating Activities:
Net income	$1,468,768	$1,117,172
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain on sale of RCM assets	(23,382)	—
Depreciation, amortization and accretion	584,364	479,691
Origination of mortgage servicing rights	(254,914)	(159,818)
Provisions for loan losses and foreclosed property	130,436	99,287
Amortization of compensation element of restricted stock	6,804	5,761
Stock option compensation	19,797	14,243
Securities losses, net	7,755	22,314
Net gain on sale of assets	(10,303)	(5,384)
Originated loans held for sale	(33,675,440)	(21,818,788)
Sales of loans held for sale	29,877,252	22,767,932
Net increase in other assets	(589,638)	(342,213)
Net increase in other liabilities	675,510	462,444

Net cash (used in) provided by operating activities	(1,782,991)	2,642,641

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	3,848,784	3,790,804
Proceeds from sales of securities available for sale	4,223,635	5,071,124
Purchases of securities available for sale	(6,161,953)	(8,828,655)
Loan originations net of principal collected	(11,759,534)	(6,986,620)
Proceeds from sale of loans	267,848	265,547
Capital expenditures	(107,886)	(161,272)
Proceeds from the sale of other assets	30,901	26,368
Other investing activities	4,167	2,344
Net cash used for acquisitions	—	(191,649)

Net cash used in investing activities	(9,654,038)	(7,012,009)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	2,361,556	2,032,133
Net increase (decrease) in foreign and brokered deposits	8,013,591	(124,367)
Net increase (decrease) in funds purchased and other short-term borrowings	1,457,775	(1,053,702)
Proceeds from the issuance of long-term debt	1,973,932	4,004,456
Repayment of long-term debt	(1,714,001)	(575,507)
Proceeds from the exercise of stock options	107,313	25,842
Acquisition of treasury stock	(196,395)	(14,063)
Dividends paid	(596,310)	(423,221)

Net cash provided by financing activities	11,407,461	3,871,571

Net decrease in cash and cash equivalents	(29,568)	(497,797)
Cash and cash equivalents at beginning of period	5,488,939	5,321,374

Cash and cash equivalents at end of period	$5,459,371	$4,823,577

Supplemental Disclosures:
Interest paid	$2,013,984	$979,006
Income taxes paid	512,457	295,167
Income taxes refunded	3,629	272
Non-cash impact of the deconsolidation of Three Pillars	—	(2,563,031)

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of SunTrust Banks, Inc. (“SunTrust” or “the Company”), its majority-owned subsidiaries, and variable interest entities (“VIEs”) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the date of acquisition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition. Investments in companies which are not VIEs, or where SunTrust is not the primary beneficiary in a VIE, that the Company owns a voting interest of 20% to 50%, and for which it may have significant influence over operating and financing decisions are accounted for using the equity method of accounting. These investments are included in other assets, and the Company’s proportionate share of income or loss is included in other noninterest income.

The consolidated interim financial statements of SunTrust are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Acquisitions/Dispositions

On October 1, 2004, SunTrust acquired National Commerce Financial Corporation and Subsidiaries (“NCF”), a Memphis-based financial services organization. NCF’s parent company merged into SunTrust in a transaction that qualified as a tax-free reorganization. NCF offered commercial and retail banking, savings and trust services through its branches located primarily in North Carolina, South Carolina, Georgia, Tennessee, and Virginia. The merger enhanced the Company’s existing footprint, as well as expanded the Company’s footprint to include new areas, primarily Western Tennessee, North Carolina, and South Carolina. The acquisition was accounted for under the purchase method of accounting with the results of operations for NCF included in SunTrust’s results beginning October 1, 2004. Under the purchase method of accounting the assets and liabilities of the former NCF companies were recorded at their respective fair values as of October 1, 2004.

The consideration for the acquisition was a combination of cash and stock with an aggregate purchase price of approximately $7.4 billion. The total consideration consisted of approximately $1.8 billion in cash and approximately 76.4 million SunTrust shares of common stock.

Notes to Consolidated Financial Statements (Unaudited) - continued

The calculation of the purchase price was as follows:

(Dollars in thousands, except share data)
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

The Company incurred merger expenses totaling $12.1 million during the third quarter of 2005 and $92.1 million for the nine months ended September 30, 2005. These charges represent one-time costs to integrate the operations of NCF and consist primarily of consulting fees for systems and other integration initiatives, employee-related charges and marketing expenditures. Effective April 22, 2005, substantially all of the systems of National Bank of Commerce were converted to SunTrust’s systems. As of September 30, 2005, SunTrust has recognized substantially all merger expenses related to the NCF integration process.

The following condensed income statement discloses the pro forma results of the Company as though the NCF acquisition had occurred at the beginning of the period presented:

	Three Months Ended September 30, 2004
(Dollars in thousands, except per share data)	SunTrust Banks, Inc.[1]	National Commerce Financial[2]	Pro Forma Adjustments[3]	Pro Forma Combined
Interest and dividend income	$1,252,177	$267,289	($1,678)	$1,517,788
Interest expense	375,303	87,090	14,649	477,042

Net interest income	876,874	180,199	(16,327)	1,040,746
Provision for loan losses	41,774	19,044	—	60,818

Net interest income after provision for loan losses	835,100	161,155	(16,327)	979,928
Noninterest income	627,692	126,448	—	754,140
Noninterest expense	929,849	185,216	(1,053)	1,114,012

Income before provision for income taxes	532,943	102,387	(15,274)	620,056
Provision for income taxes	164,177	34,750	(5,804)	193,123

Net income	$368,766	$67,637	($9,470)	$426,933

Average shares:
Diluted	283,502	—	78,364	361,866
Basic	280,185	—	76,416	356,601
Income per average common share:
Diluted	$1.30	—	—	$1.18
Basic	1.31	—	—	1.20

[1]	Represents the reported results of SunTrust Banks, Inc. for the three months ended September 30, 2004.
[2]	Represents the reported results of National Commerce Financial Corporation for the three months ended September 30, 2004.
[3]

Pro forma adjustments include the following items: amortization of core deposit and other intangibles of $16.4 million, net of NCF’s historical amortization of $17.5 million; amortization of loan purchase accounting adjustment of $2.3 million; accretion of securities purchase accounting adjustment of $0.6 million; accretion of deposit purchase accounting adjustment of $1.3 million; and accretion of short-term and long-term borrowings purchase accounting adjustments of $1.9 million. Additionally, interest expense includes $17.8 million for funding costs as though the funding for the cash component of the transaction occurred January 1, 2004.

Notes to Consolidated Financial Statements (Unaudited) - continued

	Nine Months Ended September 30, 2004
(Dollars in thousands, except per share data)	SunTrust Banks, Inc.[1]	National Commerce Financial[2]	Pro Forma Adjustments[3]	Pro Forma Combined
Interest and dividend income	$3,614,115	$791,349	($7,727)	$4,397,737
Interest expense	1,013,164	226,093	47,177	1,286,434

Net interest income	2,600,951	565,256	(54,904)	3,111,303
Provision for loan losses	98,438	43,977	—	142,415

Net interest income after provision for loan losses	2,502,513	521,279	(54,904)	2,968,888
Noninterest income	1,845,443	370,634	—	2,216,077
Noninterest expense	2,748,046	523,599	5,266	3,276,911

Income before provision for income taxes	1,599,910	368,314	(60,170)	1,908,054
Provision for income taxes	482,738	125,342	(22,865)	585,215

Net income	$1,117,172	$242,972	($37,305)	$1,322,839

Average shares:
Diluted	283,381	—	78,364	361,745
Basic	279,851	—	76,416	356,267

Income per average common share:
Diluted	$3.94	—	—	$3.66
Basic	3.99	—	—	3.71

[1]	Represents the reported results of SunTrust Banks, Inc. for the nine months ended September 30, 2004.
[2]	Represents the reported results of National Commerce Financial Corporation for the nine months ended September 30, 2004.
[3]

Pro forma adjustments include the following items: amortization of core deposit and other intangibles of $49.3 million, net of NCF’s historical amortization of $44.0 million; amortization of loan purchase accounting adjustment of $9.7 million; accretion of securities purchase accounting adjustment of $1.9 million; accretion of deposit purchase accounting adjustment of $0.8 million; and accretion of short-term and long-term borrowings purchase accounting adjustments of $5.7 million. Additionally, interest expense includes $53.7 million for funding costs as though the funding for the cash component of the transaction occurred January 1, 2004.

During the second quarter of 2005, AMA Holdings, Inc. (“Holdings”), a 100% subsidiary of SunTrust, exercised a right to call 41 minority member owned interests in AMA, LLC (“LLC”). The transaction resulted in $3.3 million of goodwill that was deductible for tax purposes. As of September 30, 2005, Holdings owned 792 member interests and 209 member interests of LLC were owned by employees. The employee-owned interests may be called by Holdings at its discretion, or put to Holdings by the holders of the member interest.

On March 31, 2005, SunTrust sold substantially all of the factoring assets of its division, Receivables Capital Management (“RCM”), to CIT Group, Inc. The sale of approximately $238 million in net assets resulted in a gain of $30.0 million. This gain was partially offset by $10.1 million of expenses primarily related to the severance of RCM employees and the write-off of obsolete RCM financial systems and equipment. The net gain of $19.9 million was recorded in the Consolidated Statements of Income as a component of noninterest income. In the third quarter of 2005, an additional gain of $3.5 million was recorded due to the actual expense incurred for severance and the write-off of obsolete systems and equipment being less than what was estimated in the first quarter of 2005. As a result, the gain related to the RCM factoring asset sale totaled $23.4 million through the third quarter of 2005.

On January 27, 2005, SunTrust purchased the remaining 20% minority interest of Lighthouse Partners, LLC (“LHP”), a non-registered limited liability company established to provide alternative investment strategies for customers. The transaction resulted in $39.8 million of goodwill and $11.1 million of other intangibles which were both deductible for tax purposes.

Notes to Consolidated Financial Statements (Unaudited) - continued

On May 28, 2004, SunTrust acquired substantially all of the assets of Seix Investment Advisors, Inc (“Seix”). The Company acquired approximately $17 billion in assets under management. The Company paid $190 million in cash, resulting in $84.0 million of goodwill and $99.2 million of other intangible assets, all of which are deductible for tax purposes. Additional payments may be made in 2007 and 2009, contingent on performance. The additional payments are currently estimated to total approximately $71.6 million.

Note 3 – Accounting Developments

Accounting Policies Adopted

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” This SOP requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received. The SOP also prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s financial position or results of operations.

Recently Issued and Pending Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Practice Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for non-substantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123, prospectively, and began expensing the cost of stock options. The Company has quantified the effect on net income and earnings per share if the fair-value based method had been applied on a retrospective basis in Note 6 to the Consolidated Financial Statements.

In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 107, which addresses the application of SFAS No. 123(R). This SAB is intended to assist issuers with their initial implementation of SFAS No. 123(R) by providing interpretive guidance related to share-based compensation regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It does not change or amend the provisions of SFAS No. 123(R) or these SEC rules and regulations.

Additionally, in April 2005, the SEC issued a final rule, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance for SFAS No. 123 (Revised 2004), Share Based Payment,” which delays the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods beginning after June 15, 2005. As a result, the Company will adopt SFAS No. 123(R) effective

Notes to Consolidated Financial Statements (Unaudited) - continued

January 1, 2006 using the modified-prospective application method. Under modified-prospective application, the guidance applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The adoption of SFAS No. 123(R), as interpreted by SAB No. 107, is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2005, the FASB issued a proposed FASB Staff Position (“FSP”) No. 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP 13-a indicates that a change in the timing of the realization of tax benefits on a leveraged lease will require recalculation of that lease. Additionally, the classification of a leveraged lease will be required to be reassessed if an important assumption related to the lease is revised and results in recalculation. SunTrust is currently in the process of evaluating the impact that this proposed guidance, if finalized, would have on the Company’s financial position and results of operations. The comment period for the proposed FSP recently concluded. The FASB is currently re-evaluating the proposed guidance.

In July 2005, the FASB issued an exposure draft of a Proposed Interpretation, “Accounting for Uncertain Tax Positions.” This exposure draft proposes guidance on the recognition and measurement of uncertain tax positions and, if issued, may result in companies raising the threshold for recognizing tax benefits that have some degree of uncertainty. The exposure draft also addresses the accrual of any interest and penalties related to tax uncertainties. The comment period for this exposure draft recently concluded. The FASB is currently re-evaluating the proposed statement, including the effective date.

Note 4 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended			Nine Months Ended
	September 30%			September 30%
(Dollars in thousands) (Unaudited)	2005	2004	Change	2005	2004	Change
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,036,173	$902,243	14.8	$1,050,024	$941,922	11.5
Provision for loan losses	70,393	41,774	68.5	128,760	98,438	30.8
Loan charge-offs	(104,614)	(78,227)	33.7	(235,508)	(230,262)	2.3
Loan recoveries	27,903	27,184	2.6	86,579	82,876	4.5

Balance - end of period	$1,029,855	$892,974	15.3	$1,029,855	$892,974	15.3

Note 5 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed its 2004 annual review of goodwill and determined there was no impairment. The Company will review goodwill on an annual basis for impairment and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2004 and 2005 are as follows:

Notes to Consolidated Financial Statements (Unaudited) - continued

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate/ Other	Total
Balance, January 1, 2004	$736,514	$123,276	$94,852	$53,663	$69,333	$—	$1,077,638
Purchase price adjustments	449	190	—	2,579	190	—	3,408
Seix Investment Advisors	—	—	—	—	83,990	—	83,990
Reallocation	(4,975)	—	—	—	4,975	—	—

Balance, September 30, 2004	$731,988	$123,466	$94,852	$56,242	$158,488	$—	$1,165,036

Balance, January 1, 2005 [1]	$4,875,347	$1,267,452	$148,362	$243,808	$260,905	$10,139	$6,806,013
NCF purchase price adjustments	(1,720)	(6,066)	(886)	(168)	(693)	(2,348)	(11,881)
Purchase of LHP minority shares	—	—	—	—	39,801	—	39,801
Sun America contingent consideration	—	—	—	4,349	—	—	4,349
Purchase of AMA Holdings minority shares	—	—	—	—	3,349	—	3,349

Balance, September 30, 2005	$4,873,627	$1,261,386	$147,476	$247,989	$303,362	$7,791	$6,841,631

[1]

Beginning balances include the allocation of NCF goodwill as follows: Retail - $4,143.4 million, Commercial - $1,144.0 million, CIB - $53.5 million, Mortgage - $187.6 million, Wealth and Investment Management - $94.1 million, and Corporate/Other - $10.1 million.

The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2004 and 2005 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2004	$165,028	$449,293	$25,298	$639,619
Amortization	(39,872)	(131,275)	(5,951)	(177,098)
Servicing rights originated	—	159,818	—	159,818
Seix acquisition	—	—	99,200	99,200
Other	—	—	1,862	1,862

Balance, September 30, 2004	$125,156	$477,836	$120,409	$723,401

Balance, January 1, 2005	$424,143	$482,392	$154,916	$1,061,451
Amortization	(76,125)	(123,839)	(14,647)	(214,611)
Servicing rights originated	—	254,914	—	254,914
LHP client relationships and noncompete agreements	—	—	11,119	11,119

Balance, September 30, 2005	$348,018	$613,467	$151,388	$1,112,873

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the year 2005 and the subsequent years is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
2005	$99,400	$19,581	$118,981
2006	83,915	18,927	102,842
2007	68,657	18,773	87,430
2008	53,387	16,845	70,232
2009	36,372	13,625	49,997
Thereafter	82,412	78,284	160,696

Total	$424,143	$166,035	$590,178

Note 6 – Stock Options

Effective January 1, 2002, the Company adopted the fair-value recognition provision of SFAS No. 123 prospectively to all awards granted after January 1, 2002. The effect on net income and earnings per share (“EPS”) if the fair-value based method had been

Notes to Consolidated Financial Statements (Unaudited) - continued

applied to all outstanding awards for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2005	2004	2005	2004
Net income, as reported	$510,774	$368,766	$1,468,768	$1,117,172
Stock-based employee compensation expense included in reported net income, net of related tax effects	4,006	3,072	12,655	8,976
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(4,006)	(4,370)	(12,659)	(13,388)

Net income, pro forma	$510,774	$367,468	$1,468,764	$1,112,760

Earnings per share:
Diluted - as reported	$1.40	$1.30	$4.04	$3.94
Diluted - pro forma	1.40	1.30	4.04	3.93
Basic - as reported	1.42	1.31	4.09	3.99
Basic - pro forma	1.42	1.32	4.09	3.98

Note 7 – Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2005	2004	2005	2004
Comprehensive income:
Net income	$510,774	$368,766	$1,468,768	$1,117,172
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes and reclassification adjustments	(147,525)	(137,253)	(132,921)	(369,930)
Change in unrealized gains (losses) on derivatives, net of taxes and reclassification adjustments	(12,158)	(42,916)	(4,810)	3,592
Change in accumulated other comprehensive income related to retirement plans	—	—	(940)	(248)

Total comprehensive income	$351,091	$188,597	$1,330,097	$750,586

The components of accumulated other comprehensive income were as follows:

(Dollars in thousands)	September 30 2005	December 31 2004
Unrealized net gain on available for sale securities	$1,171,079	$1,304,000
Unrealized net loss on derivative financial instruments	(11,405)	(6,595)
Accumulated other comprehensive income related to retirement plans	(21,395)	(20,455)

Total accumulated other comprehensive income	$1,138,279	$1,276,950

Note 8 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 9.6 million and 7.3 million related to stock options for the periods ended September 30, 2005 and 2004, respectively, were excluded from the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2005 and 2004 is included in the following table:

Notes to Consolidated Financial Statements (Unaudited) - continued

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2005	2004	2005	2004
Diluted
Net income	$510,774	$368,766	$1,468,768	$1,117,172

Average common shares outstanding	359,702	280,185	359,020	279,851
Effect of dilutive securities:
Stock options	2,553	1,563	2,836	1,765
Performance restricted stock	1,599	1,754	1,691	1,765

Average diluted common shares	363,854	283,502	363,547	283,381

Earnings per common share - diluted	$1.40	$1.30	$4.04	$3.94

Basic
Net income	$510,774	$368,766	$1,468,768	$1,117,172

Average common shares	359,702	280,185	359,020	279,851

Earnings per common share - basic	$1.42	$1.31	$4.09	$3.99

Note 9 – Business Segment Reporting

The Company continues to augment its internal management reporting system. Financial results for each segment currently include assets, liabilities, matched maturity funds transfer priced net interest income, provision expense based on net charge-offs, direct noninterest income, direct noninterest expense, and certain support cost allocations. During the second quarter of 2005, intangible assets related to the Company’s acquisition of NCF were allocated to the business segments. Accordingly, an associated funds transfer charge is included within the business segments’ net interest income. Future enhancements to the line items reported for each business segment are expected to include fully allocated expenses, provision for income taxes, cost of expected credit losses (in lieu of net charge-offs) and attributed economic capital. The implementation of these additional allocations within the business segment disclosures is expected to materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified.

The Company reports the results of its operations through five business segments: Retail, Commercial, Corporate & Investment Banking (“CIB”), Mortgage, and Wealth & Investment Management as well as the Corporate/Other reportable segment. Differences between the management accounting methodologies used for segment reporting and the consolidated financial statements are described within the reconciling items caption.

Retail includes loans, deposits, and other fee-based services for consumers and business clients with less than $5 million in sales ($10 million in sales in larger metropolitan markets). Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com) and the telephone (1-800-SUNTRUST).

Commercial provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. The primary client segments served by this line of business include “Diversified Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities.

Notes to Consolidated Financial Statements (Unaudited) - continued

CIB is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing, and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines. Corporate banking provides a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small- and mid-cap growth companies and is organized along industry specialty lines raising public and private equity, and providing merger and acquisition advisory services. The debt and equity capital markets businesses support corporate banking, investment banking, commercial clients, who are managed by the Commercial line of business, and wealthy individuals, who are served by our Wealth & Investment Management line of business. Commercial leasing provides equipment leasing and financing to various entities. Merchant banking is the private equity and mezzanine investing arm of SunTrust Banks, Inc.

Mortgage offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio.

Wealth & Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth & Investment Management’s primary segments include Private Wealth Management (“PWM”) (brokerage and individual wealth management), and Institutional Investment Management and Administration.

Corporate/Other (“Other”) includes the investment securities portfolio, long-term debt, capital, derivative instruments used by treasury to manage interest rate risk and duration, short-term liquidity and funding activities, balance sheet risk management, office premises, certain support activities not currently allocated to the aforementioned lines of business and the incremental costs to integrate NCF’s operations (merger expenses). The major components of Other include Enterprise Information Services, which is the primary data processing and operations group; Corporate Real Estate, which manages the Company’s facilities; Marketing, which handles advertising, product management and customer information functions; Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking function; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury.

Notes to Consolidated Financial Statements (Unaudited) - continued

The tables below disclose selected financial information for SunTrust’s reportable segments for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005
(Dollars in thousands)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$37,173,141	$32,935,773	$21,695,288	$34,352,926	$8,716,813	$32,472,573	$2,587,446	$169,933,960
Average total liabilities	64,525,861	12,158,893	6,303,576	1,952,604	9,509,049	54,439,814	4,221,244	153,111,041
Average total equity	—	—	—	—	—	16,822,920	(1)	16,822,919

Net interest income	554,448	216,671	66,473	142,028	88,334	(2,519)	91,226	1,156,661
Fully taxable-equivalent adjustment (FTE)	22	9,748	5,530	—	16	3,765	—	19,081

Net interest income (FTE)[1]	554,470	226,419	72,003	142,028	88,350	1,246	91,226	1,175,742
Provision for loan losses[2]	37,403	15,479	17,977	2,719	1,886	1,247	(6,318)	70,393

Net interest income after provision for loan losses	517,067	210,940	54,026	139,309	86,464	(1)	97,544	1,105,349
Noninterest income	269,052	95,377	170,741	83,228	237,428	(8,713)	(14,715)	832,398
Noninterest expense	361,026	114,339	88,155	126,534	194,336	307,392	(14,711)	1,177,071

Net income before taxes	425,093	191,978	136,612	96,003	129,556	(316,106)	97,540	760,676
Provision for income taxes[3]	—	—	—	—	—	—	249,902	249,902

Net income	$425,093	$191,978	$136,612	$96,003	$129,556	($316,106)	($152,362)	$510,774

	Three Months Ended September 30, 2004
(Dollars in thousands)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$24,854,215	$23,273,276	$17,805,834	$23,998,172	$6,564,815	$28,546,929	$2,084,727	$127,127,968
Average total liabilities	49,216,431	10,338,049	6,110,420	1,391,642	7,870,607	39,367,633	2,840,281	117,135,063
Average total equity	—	—	—	—	—	9,992,904	1	9,992,905

Net interest income	447,603	157,881	60,120	121,280	59,605	5,907	24,478	876,874
Fully taxable-equivalent adjustment (FTE)	22	8,666	4,126	—	12	3,994	1	16,821

Net interest income (FTE)[1]	447,625	166,547	64,246	121,280	59,617	9,901	24,479	893,695
Provision for loan losses[2]	28,284	11,725	8,567	648	1,119	700	(9,269)	41,774

Net interest income after provision for loan losses	419,341	154,822	55,679	120,632	58,498	9,201	33,748	851,921
Noninterest income	202,737	76,825	159,544	28,614	201,370	(29,468)	(11,930)	627,692
Noninterest expense	271,525	93,921	76,601	84,871	164,868	249,995	(11,932)	929,849

Net income before taxes	350,553	137,726	138,622	64,375	95,000	(270,262)	33,750	549,764
Provision for income taxes[3]	—	—	—	—	—	—	180,998	180,998

Net income	$350,553	$137,726	$138,622	$64,375	$95,000	($270,262)	($147,248)	$368,766

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the lines of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) - continued

The tables below disclose selected financial information for SunTrust’s reportable segments for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30, 2005
(Dollars in thousands)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$36,468,217	$32,686,161	$20,607,066	$31,361,205	$8,526,755	$33,397,512	$2,453,601	$165,500,517
Average total liabilities	63,520,988	12,292,526	6,381,964	1,638,159	9,422,197	51,749,406	4,086,727	149,091,967
Average total equity	—	—	—	—	—	16,408,549	1	16,408,550

Net interest income	1,613,562	630,266	186,573	400,145	249,761	(11,803)	323,426	3,391,930
Fully taxable-equivalent adjustment (FTE)	58	28,203	15,790	—	48	11,367	1	55,467

Net interest income (FTE)[1]	1,613,620	658,469	202,363	400,145	249,809	(436)	323,427	3,447,397
Provision for loan losses[2]	99,215	18,129	17,256	6,111	3,213	5,006	(20,170)	128,760

Net interest income after provision for loan losses	1,514,405	640,340	185,107	394,034	246,596	(5,442)	343,597	3,318,637
Noninterest income	772,295	263,193	501,726	179,260	703,888	(21,543)	(41,698)	2,357,121
Noninterest expense	1,073,283	310,866	254,769	345,117	585,059	956,425	(41,717)	3,483,802

Net income before taxes	1,213,417	592,667	432,064	228,177	365,425	(983,410)	343,616	2,191,956
Provision for income taxes[3]	—	—	—	—	—	—	723,188	723,188

Net income	$1,213,417	$592,667	$432,064	$228,177	$365,425	($983,410)	($379,572)	$1,468,768

	Nine Months Ended September 30, 2004
(Dollars in thousands)	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate/ Other	Reconciling Items	Consolidated
Average total assets	$24,537,058	$22,924,543	$18,666,281	$22,808,559	$6,183,631	$28,974,425	$1,999,016	$126,093,513
Average total liabilities	48,762,521	9,845,682	6,733,616	1,423,364	7,296,390	39,285,615	2,737,256	116,084,444
Average total equity	—	—	—	—	—	10,009,070	(1)	10,009,069

Net interest income	1,289,414	459,987	186,280	364,326	168,463	(4,359)	136,840	2,600,951
Fully taxable-equivalent adjustment (FTE)	58	23,241	11,746	—	35	6,634	—	41,714

Net interest income (FTE)[1]	1,289,472	483,228	198,026	364,326	168,498	2,275	136,840	2,642,665
Provision for loan losses[2]	98,687	23,257	17,737	3,388	2,781	1,536	(48,948)	98,438

Net interest income after provision for loan losses	1,190,785	459,971	180,289	360,938	165,717	739	185,788	2,544,227
Noninterest income	595,785	230,283	448,035	72,692	590,221	(58,452)	(33,121)	1,845,443
Noninterest expense	814,319	252,179	235,962	238,778	480,356	759,588	(33,136)	2,748,046

Net income before taxes	972,251	438,075	392,362	194,852	275,582	(817,301)	185,803	1,641,624
Provision for income taxes[3]	—	—	—	—	—	—	524,452	524,452

Net income	$972,251	$438,075	$392,362	$194,852	$275,582	($817,301)	($338,649)	$1,117,172

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the lines of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 10 – Employee Benefits

In the first quarter of 2004, SunTrust contributed $30 million to its noncontributory qualified retirement plan (“Retirement Benefits” plan) related to the 2003 plan year. SunTrust does not anticipate making such contributions in 2005. The expected long-term rate of return on plan assets is 8.5% for 2005. Anticipated employer contributions/benefit payments for 2005 remain at $26.3 million for the Supplemental Retirement Benefits plan, due to the retirement of several key executives. For the third quarter and first nine months of 2005, the actual employer contributions/benefit payments totaled $0.9 million and $20.2 million, respectively.

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

	Three Months Ended September 30
	2005			2004
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$15,759	$530	$767	$12,373	$426	$486
Interest cost	23,415	1,424	2,533	20,734	1,279	2,797
Expected return on plan assets	(38,778)	—	(2,277)	(34,624)	—	(2,811)
Amortization of prior service cost	(124)	630	—	(125)	486	—
Recognized net actuarial loss	9,218	1,550	1,766	9,804	1,109	1,215
Amortization of initial transition obligation	—	—	588	—	—	768
Partial settlement	—	24	—	—	—	—

Net periodic benefit cost	$9,490	$4,158	$3,377	$8,162	$3,300	$2,455

	Nine Months Ended September 30
	2005			2004
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$48,018	$1,657	$2,309	$35,263	$1,278	$1,918
Interest cost	70,505	4,429	7,491	57,927	3,837	8,200
Expected return on plan assets	(116,656)	—	(6,779)	(94,299)	—	(7,187)
Amortization of prior service cost	(373)	1,807	—	(346)	1,458	—
Recognized net actuarial loss	27,336	4,531	5,082	27,446	3,327	4,941
Amortization of initial transition obligation	—	—	1,751	—	—	1,934
Participant information adjustment	(14,600)	—	—	—	—	—
Partial settlement	—	8,056	—	—	—	—

Net periodic benefit cost	$14,230	$20,480	$9,854	$25,991	$9,900	$9,806

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 11 – Variable Interest Entities and Off-Balance Sheet Arrangements

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

Three Pillars has issued a subordinated note to a third party. The holder of this note absorbs the majority of Three Pillars’ expected losses. The subordinated note investor, therefore, is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of September 30, 2005 and December 31, 2004, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $4.2 billion and $3.4 billion, respectively, consisting of primarily secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $7.0 million and $6.4 million for the quarters ended September 30, 2005 and 2004, respectively, and $18.2 million and $16.9 million for the nine months ended September 30, 2005 and 2004, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of September 30, 2005, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, which represent the Company’s maximum exposure to potential loss, totaled $6.8 billion and $647.5 million, respectively, compared to $5.9 billion and $548.7 million, respectively, as of December 31, 2004. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $872.1 million and $884.2 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, respectively. The Company’s maximum exposure to loss for these partnerships at September 30, 2005 was $181.0 million, consisting of the limited partnership investments plus unfunded commitments.

SunTrust is the managing general partner of a number of non-registered investment limited partnerships which have been established to provide alternative investment strategies for its customers. In reviewing the partnerships for consolidation, SunTrust determined that these were voting interest entities and accordingly considered the consolidation guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the terms of SunTrust’s non-registered investment limited partnerships, the limited partnerships have certain rights, such as those specifically indicated in EITF Issue No. 04-5 (including the right to remove the general partner, or “kick-out rights”). As such, SunTrust, as the general partner, is precluded from consolidating the limited partnerships.

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 12 – Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”), the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of September 30, 2005, which have characteristics as specified by FIN 45.

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

As of September 30, 2005 and December 31, 2004, the maximum potential amount of the Company’s obligation was $12.6 billion and $11.0 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $115.4 million and $99.4 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2005 and December 31, 2004, respectively. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. As of September 30, 2005, the potential liability associated with these arrangements was approximately $152.6 million. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of September 30, 2005. If required, these contingent payments would be payable within the next five years.

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of September 30, 2005 and December 31, 2004, $482.3 and $451.0 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance of the Series B Preferred Stock.

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customers’ accounts. Under their respective agreements, STIS and STCM agree to indemnify the clearing broker for losses that result from a customers’ failure to fulfill their contractual obligations. As the clearing broker’s rights to charge STIS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse through cash or securities held in the defaulting customers’ accounts. For the quarter and nine months ended September 30, 2005, SunTrust experienced minimal net losses as a result of the indemnity. The clearing agreements for STIS and STCM expire in May 2010.

The Company has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the customer; or (iii) restructuring or reorganization by the customer. The notional amount outstanding as of September 30, 2005 and December 31, 2004 was $630.0 million and $757.0 million, respectively. As of September 30, 2005, the notional amounts expire as follows: $25.0 million in 2005, $105.0 million in 2006, $40.0 million in 2007, $160.0 million in 2008, $138.0 million in 2009, $120.0 million in 2010, and $42.0 million in 2015. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. In addition, there are certain purchased credit default swap contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company.

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 13 – Affordable Housing Impairment Charge

SunTrust invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner and receives federal and state income tax credits for these investments. These investments are evaluated on a quarterly basis for impairment, and in the third quarters of 2005 and 2004, charges of $17.0 million and $9.0 million, respectively, resulted from a decline in the financial performance of certain properties.

In addition, management recently evaluated its strategic intent in this business, and determined in the third quarter of 2005 that the Company would likely pursue selling some of its holdings. SunTrust estimated the fair value of these properties using a market valuation based on the properties’ estimated future cash flows, debt structure and tax credits along with the proposed sales price. This analysis indicated that the carrying value of some of these properties exceeded the estimated fair value; consequently, the Company recorded an $8.7 million impairment charge during the third quarter of 2005.

The impairment charges were recorded in the Consolidated Statements of Income as a component of other noninterest expense within the Commercial and Corporate/Other lines of business.

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

SunTrust has 1,647 full-service branches, including in-store branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,769 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the third quarter and first nine months of 2005 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2004 Annual Report on Form 10-K. Certain reclassifications may be made to prior period financial statements and related information to conform them to the 2005 presentation. In Management’s Discussion, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The Company also presents operating diluted earnings per share and an operating efficiency ratio that exclude merger charges related to the NCF acquisition. The Company believes the exclusion of the merger charges, which represent incremental costs to integrate NCF’s operations, is more reflective of normalized operations. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains and a return on average total assets (“ROA”). The return on average realized shareholders’ equity and return on average assets less net unrealized securities gains exclude realized securities gains and losses, The Coca-Cola Company dividend, and net unrealized securities gains. Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.1 billion as of September 30, 2005, the Company believes ROA and ROE excluding these impacts from the Company’s securities portfolio is the more comparative performance measure when being evaluated against other companies.

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

EARNINGS OVERVIEW

SunTrust reported earnings of $510.8 million for the third quarter of 2005, an increase of $142.0 million, or 38.5%, compared to the same period of the prior year. The acquisition of NCF had a significant impact on the 2005 earnings. Reported diluted earnings per share were $1.40 and $1.30 for the three months ended September 30, 2005 and 2004, respectively. Operating diluted earnings per share, which excluded $7.5 million of after-tax merger charges, were $1.42 for the third quarter of 2005. Net income for the first nine months of 2005 was $1,468.8 million, an increase of $351.6 million, or 31.5%, compared to the same period of the prior year. Reported diluted earnings per share were $4.04 and $3.94 for the nine months ended September 30, 2005 and 2004, respectively. Operating diluted earnings per share, which excluded $57.1 million of after-tax merger charges, were $4.20 for the nine months ended September 30, 2005.

Net interest income increased $282.0 million, or 31.6%, from the third quarter of 2004 to the third quarter of 2005. The primary drivers of the increase were the acquisition of NCF, higher earning assets, core deposit growth, and net interest margin improvement. Average earning assets increased $34.9 billion, or 30.6%, from the third quarter of 2004 to the third quarter of 2005 primarily due to the acquisition of NCF. The increase in lower cost funding sources was also primarily attributed to the acquisition of NCF. Additionally, core deposit growth has continued to benefit from marketing efforts and the uncertainty of the financial markets. The net interest margin increased one basis point from the third quarter of 2004 to the third quarter of 2005, supported by 19.7% growth in average demand deposits.

Net interest income for the nine months ended September 30, 2005 was $3,447.4 million, an increase of $804.7 million, or 30.5%, from the same period of the prior year, due primarily to the acquisition of NCF and strong loan and core deposit growth. The net interest margin increased six basis points from the first nine months of 2004 to the first nine months of 2005.

Provision for loan losses was $70.4 million in the third quarter of 2005, an increase of $28.6 million, or 68.5%, from the same period of the prior year. For the nine months ended September 30, 2005, the provision for loan losses was $128.8 million, an increase of $30.4 million, or 30.8%, from the same period of the prior year. The increase in the provision was primarily attributable to significant loan growth.

Total noninterest income was $832.4 million for the third quarter of 2005, an increase of $204.7 million, or 32.6%, from the same period of the prior year. The acquisition of NCF along with improvements in service charges on deposits, wealth management income (the combination of trust and investment management income and retail investment services), other charges and fees, card fees, and mortgage related income (classified in other noninterest income) contributed to the increase. In addition, capital markets income increased $26.2 million, or 34.3%, from the third quarter of 2004. Net securities losses decreased $16.1 million, or 88.6%, compared to the third quarter of 2004. Total noninterest income for the first nine months of 2005 was $2,357.1 million, an increase of $511.7 million, or 27.7%, from the same period of the prior year. The increase in year-to-date noninterest income can be attributed to the same factors impacting the quarterly increase.

Total noninterest expense was $1,177.1 million for the third quarter of 2005, an increase of $247.3 million, or 26.6%, from the same period of the prior year. For the third quarter of 2005, noninterest expense included $12.1 million in NCF merger expenses related to operations and systems integration. Personnel expenses in the third quarter of 2005 increased $104.6 million, or 19.8%, from the prior year period. The increase was attributed to the acquisition of NCF, higher headcount, normal merit increases and increased incentive based payments. Also negatively impacting noninterest expense were increases in net occupancy expense, outside processing and software expenses, amortization of intangible assets (all primarily due to the acquisition of NCF) and a $25.7 million impairment charge related to certain affordable housing assets.

Total noninterest expense was $3,483.8 million for the nine months ended September 30, 2005, an increase of $735.8 million, or 26.8%, from the same period of the prior year. Merger expenses for the first nine months of 2005 were $92.1 million. Personnel expenses for the first nine months of 2005 were $1,890.4 million, an increase of $335.0 million, or 21.5%, from the prior year period due to the same factors impacting the quarter over quarter increase. The remainder of increase was due to the acquisition of NCF and continued growth of the business.

Selected Quarterly Financial Data	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data) (Unaudited)	2005	2004	2005	2004
Summary of Operations
Interest and dividend income	$1,996.7	$1,252.1	$5,556.0	$3,614.1
Interest expense	840.0	375.3	2,164.0	1,013.2

Net interest income	1,156.7	876.8	3,392.0	2,600.9
Provision for loan losses	70.4	41.8	128.8	98.4

Net interest income after provision for loan losses	1,086.3	835.0	3,263.2	2,502.5
Noninterest income	832.4	627.7	2,357.1	1,845.4
Noninterest expense	1,177.1	929.8	3,483.8	2,748.0

Income before provision for income taxes	741.6	532.9	2,136.5	1,599.9
Provision for income taxes	230.8	164.1	667.7	482.7

Net income	$510.8	$368.8	$1,468.8	$1,117.2

Net interest income-FTE	$1,175.7	$893.7	$3,447.4	$2,642.7
Total revenue	2,008.1	1,521.4	5,804.5	4,488.1

Per Common Share
Diluted	$1.40	$1.30	$4.04	$3.94
Basic	1.42	1.31	4.09	3.99
Dividends declared	0.55	0.50	1.65	1.50
Book value	46.28	35.79
Market price:
High	75.77	70.69	75.77	76.65
Low	68.85	63.50	68.85	61.27
Close	69.45	70.41	69.45	70.41

Selected Average Balances
Total assets	$169,934.0	$127,128.0	$165,500.5	$126,093.5
Earning assets	149,281.8	114,334.1	145,094.9	113,014.6
Loans	110,818.4	83,753.2	107,028.2	81,539.6
Consumer and commercial deposits	94,075.7	74,121.8	92,714.1	72,555.4
Brokered and foreign deposits	17,969.2	9,341.3	15,717.5	9,830.2
Shareholders’ equity	16,822.9	9,992.9	16,408.5	10,009.1

Common shares - diluted (thousands)	363,854	283,502	363,547	283,381
Common shares - basic (thousands)	359,702	280,185	359,020	279,851

Financial Ratios (Annualized)
Return on average total assets	1.19%	1.15%	1.19%	1.18%
Return on average assets less net unrealized securities gains	1.18	1.18	1.18	1.19
Return on average total shareholders’ equity	12.05	14.68	11.97	14.91
Return on average realized shareholders’ equity	12.81	16.96	12.68	17.44
Net interest margin	3.12	3.11	3.18	3.12
Efficiency ratio	58.62	61.12	60.02	61.23
Operating efficiency ratio	58.01	61.12	58.43	61.23

Capital Adequacy
Tier 1 capital ratio	7.03	8.26
Total capital ratio	10.66	11.57
Tier 1 leverage ratio	6.64	7.71

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data) (Unaudited)	2005	2004	2005	2004
Reconcilement of Non-GAAP Measures
Net income	$510.8	$368.8	$1,468.8	$1,117.2
Net securities losses, net of tax	1.3	11.8	4.8	14.5

Net income excluding net securities losses	512.1	380.6	1,473.6	1,131.7
The Coca-Cola Company dividend, net of tax	(12.0)	(10.7)	(36.0)	(32.2)

Net income excluding net securities losses and The Coca-Cola Company dividend	$500.1	$369.9	$1,437.6	$1,099.5

Net income	$510.8	$368.8	$1,468.8	$1,117.2
Merger expense, net of tax	7.5	—	57.1	—

Operating net income	$518.3	$368.8	$1,525.9	$1,117.2

Noninterest expense	$1,177.1	$929.8	$3,483.8	$2,748.0
Merger expense	(12.1)	—	(92.1)	—

Noninterest expense excluding merger expense	$1,165.0	$929.8	$3,391.7	$2,748.0

Diluted earnings per share	$1.40	$1.30	$4.04	$3.94
Impact of excluding merger expense	0.02	—	0.16	—

Operating diluted earnings per share	$1.42	$1.30	$4.20	$3.94

Efficiency ratio	58.62%	61.12%	60.02%	61.23%
Impact of excluding merger expense	(0.61)	—	(1.59)	—

Operating efficiency ratio	58.01%	61.12%	58.43%	61.23%

Total average assets	$169,934.0	$127,128.0	$165,500.5	$126,093.5
Average net unrealized securities gains	(2,102.2)	(2,055.0)	(1,975.8)	(2,478.2)

Average assets less net unrealized securities gains	$167,831.8	$125,073.0	$163,524.7	$123,615.3

Total average equity	$16,822.9	$9,992.9	$16,408.5	$10,009.1
Average accumulated other comprehensive income	(1,331.1)	(1,318.3)	(1,252.1)	(1,588.6)

Total average realized equity	$15,491.8	$8,674.6	$15,156.4	$8,420.5

Return on average total assets	1.19%	1.15%	1.19%	1.18%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.01)	0.03	(0.01)	0.01

Return on average total assets less net unrealized securities gains[1]	1.18%	1.18%	1.18%	1.19%

Return on average total shareholders’ equity	12.05%	14.68%	11.97%	14.91%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	0.76	2.28	0.71	2.53

Return on average realized shareholders’ equity[2]	12.81%	16.96%	12.68%	17.44%

Net interest income	$1,156.7	$876.8	$3,391.9	$2,600.9
FTE adjustment	19.0	16.9	55.5	41.8

Net interest income - FTE	1,175.7	893.7	3,447.4	2,642.7
Noninterest income	832.4	627.7	2,357.1	1,845.4

Total revenue	$2,008.1	$1,521.4	$5,804.5	$4,488.1

[1]	Computed by dividing annualized net income, excluding tax effected securities losses and The Coca-Cola Company dividend, by average assets less net unrealized gains on securities.
[2]	Computed by dividing annualized net income, excluding tax effected securities losses and The Coca-Cola Company dividend, by average realized shareholders’ equity.

CONSOLIDATED FINANCIAL PERFORMANCE

Net Interest Income/Margin

Net interest income was $1,175.7 million for the third quarter of 2005, an increase of $282.0 million, or 31.6%, from the third quarter of 2004. The acquisition of NCF was the primary driver of this increase. Additionally impacting the increase in net interest income was strong earning asset and core deposit growth, as well as an improvement in net interest margin.

The net interest margin increased one basis point to 3.12% in the third quarter of 2005. The earning asset yield for the third quarter of 2005 increased 94 basis points, the loan yield increased 102 basis points, and securities available for sale yield increased 52 basis points. In the third quarter of 2005, the total interest-bearing liability costs increased 110 basis points. The increase in the margin was supported by 19.7% growth in average demand deposits, due primarily to the acquisition of NCF, which mitigated the need to support the earning asset growth with interest-bearing funding.

Average earning assets were up 30.6% and average interest-bearing liabilities increased 33.7% for the third quarter of 2005 versus the third quarter of 2004. The acquisition of NCF drove much of the growth in both earning assets and interest-bearing liabilities. Average loans increased $27.1 billion, or 32.3%, securities available for sale increased $3.3 billion, or 14.2%, and loans held for sale increased $3.9 billion, or 84.3%.

While short-term interest rates have risen over the last year, the yield curve has flattened considerably. The Federal Reserve Bank Fed Funds rate averaged 3.43% for the third quarter of 2005, an increase of 201 basis points over the third quarter of 2004 average. The 5 year swap rate averaged 4.47% for the third quarter of 2005, an increase of 52 basis points over the third quarter 2004 average. The 10 year swap rate actually decreased 11 basis points over the same time period to an average rate of 4.64%. Incremental asset growth has therefore come on at tighter spreads to short term borrowing costs.

For the first nine months of 2005, net interest income was $3,447.4 million, an increase of $804.7 million, or 30.5%, from the first nine months of 2004. The primary contributors to the net interest income increase were the NCF merger and strong loan and core deposit growth. Earning assets increased $32.1 billion or 28.4%, while interest-bearing liabilities grew $28.2 billion or 31.1%.

The net interest margin was 3.18% for the first nine months of 2005, an improvement of six basis points from the same period a year ago. The earning asset yield for the first nine months increased 85 basis points, the loan yield improved 89 basis points, and securities available for sale increased 59 basis points. The cost of interest-bearing liabilities rose 95 basis points due to repricing of consumer and commercial interest-bearing deposits and the increased cost of short term funding. The increase in the margin was supported by strong growth in demand deposits.

The Company continued to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Time deposit growth was enhanced through a marketing campaign that began in the first quarter of 2005 and continued through the third quarter. The Company believes that deposit growth has also benefited from the uncertainty in the financial markets. Average NOW accounts increased 35.9%, and demand deposits increased 21.0% in the first nine months of 2005 versus the first nine months of 2004. The NCF merger was a major source of the increase in these lower cost funding sources.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of one basis point for the first nine months of 2005 and no impact on the margin for the same period a year ago. Table 2 contains more detailed information concerning average loans, yields and rates paid.

Consolidated Daily Average Balances, Income/Expense
and Average Yields Earned and Rates Paid	Table 2

	Three Months Ended September 30
	2005			2004
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$108,658.1	$1,538.1	5.62%	$81,776.5	$943.0	4.59%
Tax-exempt[2]	2,160.3	29.5	5.41	1,976.7	24.2	4.87

Total loans	110,818.4	1,567.6	5.61	83,753.2	967.2	4.59
Securities available for sale:
Taxable	25,252.1	281.6	4.46	22,068.4	215.4	3.90
Tax-exempt[2]	872.2	12.9	5.91	800.9	12.6	6.27

Total securities available for sale	26,124.3	294.5	4.51	22,869.3	228.0	3.99
Funds sold and securities purchased under agreements to resell	1,391.8	11.9	3.35	1,403.3	5.1	1.42
Loans held for sale	8,571.5	123.0	5.74	4,650.8	62.6	5.39
Interest-bearing deposits	18.5	0.2	3.72	18.5	—	0.88
Trading assets	2,357.3	18.6	3.12	1,639.0	6.1	1.47

Total earning assets	149,281.8	2,015.8	5.36	114,334.1	1,269.0	4.42
Allowance for loan and lease losses	(1,036.5)			(955.4)
Cash and due from banks	4,226.8			3,687.5
Premises and equipment	1,842.6			1,620.4
Other assets	13,517.1			6,386.4
Unrealized gains on securities available for sale	2,102.2			2,055.0

Total assets	$169,934.0			$127,128.0

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$16,853.1	$44.3	1.04%	$12,999.5	$17.6	0.54%
Money market accounts	26,299.7	125.5	1.89	22,434.4	47.3	0.84
Savings	5,865.1	13.6	0.92	7,424.7	15.8	0.85
Consumer time	12,419.3	91.7	2.93	6,967.3	36.3	2.07
Other time	8,117.1	67.5	3.30	3,805.7	23.1	2.41

Total interest-bearing consumer and commercial deposits	69,554.3	342.6	1.95	53,631.6	140.1	1.04
Brokered deposits	10,940.4	94.6	3.38	3,546.1	16.0	1.77
Foreign deposits	7,028.8	61.5	3.42	5,795.2	21.5	1.45

Total interest-bearing deposits	87,523.5	498.7	2.26	62,972.9	177.6	1.12
Funds purchased and securities sold under agreements to repurchase	10,139.2	82.0	3.16	9,448.8	28.6	1.18
Other short-term borrowings	2,625.9	24.9	3.76	880.6	4.1	1.84
Long-term debt	21,929.4	234.5	4.24	18,099.9	165.0	3.63

Total interest-bearing liabilities	122,218.0	840.1	2.73	91,402.2	375.3	1.63
Noninterest-bearing deposits	24,521.5			20,490.2
Other liabilities	6,371.6			5,242.7
Shareholders’ equity	16,822.9			9,992.9

Total liabilities and shareholders’ equity	$169,934.0			$127,128.0

Interest Rate Spread			2.63%			2.79%

Net Interest Income - FTE		$1,175.7			$893.7

Net Interest Margin[3]			3.12%			3.11%

[1]

Interest income includes loan fees of $31.1 million and $27.9 million in the quarters ended September 30, 2005 and September 30, 2004, respectively, and $90.7 million and $85.6 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $19.1 million and $16.8 million in the quarters ended September 30, 2005 and September 30, 2004, respectively, and $55.5 million and $41.7 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.

[3]

Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $24.2 million and $37.8 million in the quarters ended September 30, 2005 and September 30, 2004, respectively, and $93.1 million and $110.9 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Consolidated Daily Average Balances, Income/Expense
and Average Yields Earned and Rates Paid, continued	Table 2

	Nine Months Ended September 30
	2005			2004
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Taxable	$104,847.1	$4,237.9	5.40%	$79,593.7	$2,684.3	4.50%
Tax-exempt[2]	2,181.1	85.5	5.24	1,945.9	68.1	4.67

Total loans	107,028.2	4,323.4	5.40	81,539.6	2,752.4	4.51
Securities available for sale:
Taxable	26,081.0	863.2	4.41	22,436.0	642.0	3.82
Tax-exempt[2]	855.5	38.4	5.98	539.4	24.8	6.12

Total securities available for sale	26,936.5	901.6	4.46	22,975.4	666.8	3.87
Funds sold and securities purchased under agreements to resell	1,518.1	32.8	2.85	1,402.2	12.6	1.17
Loans held for sale	7,257.2	304.9	5.60	5,366.7	206.6	5.13
Interest-bearing deposits	22.6	0.5	3.24	17.2	0.1	0.83
Trading assets	2,332.3	48.2	2.77	1,713.5	17.4	1.35

Total earning assets	145,094.9	5,611.4	5.17	113,014.6	3,655.9	4.32
Allowance for loan and lease losses	(1,044.2)			(954.3)
Cash and due from banks	4,301.3			3,597.4
Premises and equipment	1,851.1			1,616.6
Other assets	13,321.6			6,341.0
Unrealized gains on securities available for sale	1,975.8			2,478.2

Total assets	$165,500.5			$126,093.5

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$17,281.9	$116.7	0.90%	$12,715.4	$42.8	0.45%
Money market accounts	25,518.9	310.3	1.63	22,313.3	132.5	0.79
Savings	6,605.5	43.3	0.88	6,918.5	38.7	0.75
Consumer time	12,288.8	248.0	2.70	7,074.3	108.3	2.05
Other time	6,831.3	156.6	3.06	3,539.2	62.7	2.37

Total interest-bearing consumer and commercial deposits	68,526.4	874.9	1.71	52,560.7	385.0	0.98
Brokered deposits	9,010.7	211.6	3.10	3,705.2	55.6	1.97
Foreign deposits	6,706.9	145.3	2.86	6,125.0	55.1	1.18

Total interest-bearing deposits	84,244.0	1,231.8	1.95	62,390.9	495.7	1.06
Funds purchased and securities sold under agreements to repurchase	10,040.4	206.2	2.71	9,927.5	68.3	0.90
Other short-term borrowings	2,617.2	64.2	3.28	1,538.8	18.7	1.62
Long-term debt	21,890.5	661.8	4.04	16,770.5	430.5	3.43

Total interest-bearing liabilities	118,792.1	2,164.0	2.44	90,627.7	1,013.2	1.49
Noninterest-bearing deposits	24,187.7			19,994.7
Other liabilities	6,112.2			5,462.0
Shareholders’ equity	16,408.5			10,009.1

Total liabilities and shareholders’ equity	$165,500.5			$126,093.5

Interest Rate Spread			2.73%			2.83%

Net Interest Income - FTE		$3,447.4			$2,642.7

Net Interest Margin[3]			3.18%			3.12%

[1]

Interest income includes loan fees of $31.1 million and $27.9 million in the quarters ended September 30, 2005 and September 30, 2004, respectively, and $90.7 million and $85.6 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $19.1 million and $16.8 million in the quarters ended September 30, 2005 and September 30, 2004, respectively, and $55.5 million and $41.7 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.

[3]

Derivative instruments used to help balance the Company’s interest-sensitivity position increased net interest income $24.2 million and $37.8 million in the quarters ended September 30, 2005 and September 30, 2004, respectively, and $93.1 million and $110.9 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Noninterest Income

Noninterest income increased $204.7 million, or 32.6%, from the third quarter of 2004 to the third quarter of 2005 and increased $511.7 million, or 27.7%, from the first nine months of 2004 to the first nine months of 2005 primarily due to the acquisition of NCF. Positively impacting noninterest income were increases in service charges on deposits, wealth management income (the combination of trust and investment management income and retail investment services), other charges and fees, card fees, and mortgage related income (classified in other noninterest income). Combined investment banking income and trading account profits and commissions increased $25.7 million, or 37.1%, from the third quarter of 2004. Net securities losses decreased $16.1 million, or 88.6%, from the third quarter of 2004, to third quarter of 2005. Compared to the first nine months of 2004, securities losses decreased $14.5 million, or 65.2%.

Service charges on deposit accounts increased $27.2 million, or 15.9%, compared to the third quarter of 2004. Compared to the first nine months of 2004 service charges on deposit accounts increased $72.6 million, or 14.4%. The quarterly and year to date increase was primarily due to the acquisition of NCF and an increase in non sufficient funds and stop payment service charges. The increase was driven by increased volumes, increase in pricing and other revenue enhancement initiatives.

Trust and investment management income increased $19.1 million, or 12.8%, compared to the third quarter of 2004. On a year to date basis, trust and investment management income increased $74.5, or 17.5%. The acquisition of NCF and an overall increase in assets under management resulted in higher income on a quarterly and a year to date basis. Also contributing to the year to date increase was the acquisition of Seix in May of 2004.

Retail investment services increased $8.3 million, or 18.6%, compared to the third quarter of 2004. Compared to the first nine months of 2004 retail investment income increased $20.4 million, or 14.6%. The quarterly and year to date increases were attributable to the acquisition of NCF and the Wealth & Investment Management segment’s continued sales momentum.

Other charges and fees increased $24.8 million, or 26.9%, compared to the third quarter of 2004. On a year to date basis, other charges and fees increased $61.0 million, or 21.8%. The increase was primarily due to an increase in ATM fees due to higher volumes and the acquisition of NCF.

Card fees, which include credit and debit cards fees, increased $18.2 million, or 52.4%, compared to the third quarter of 2004. On a year to date basis, card fees increased $49.0 million or 47.0%. The increase was due to the acquisition of NCF and increased transaction volume.

Combined investment banking income and trading account profits and commissions increased $25.7 million, or 37.1%, compared to the third quarter of 2004. Compared to the first nine months of 2004, combined investment banking income and trading account profits and commissions increased $45.6 million, or 19.9%. The increase was primarily driven by strong capital market fees, which include derivatives, securitization, merger and acquisition, and public debt. The acquisition of NCF also contributed to the increase.

Other noninterest income increased $61.8 million, or 73.1%, compared to the third quarter of 2004. On a year to date basis, other noninterest income increased $150.7 million, or 81.0%. Combined mortgage production and servicing income increased $53.7 million, or 309.3%, compared to third quarter of 2004. Compared to the first nine months of 2004, mortgage related income increased $100.6 million, or 266.3%. Mortgage servicing related income decreased $5.7 million compared to the third quarter of 2004. On a year to date basis, mortgage servicing related income increased $26.8 million. The increase on a year to date basis was primarily due to an increase in servicing fees, as mortgage loan production and growth reached record levels. While servicing fees were higher on a quarterly basis, the overall decrease in servicing income compared to the third quarter of 2004 was primarily due to higher amortization of mortgage servicing rights. Mortgage production income increased $59.4 million compared to the third quarter of 2004 and $73.8 million compared to the first nine months of 2004. The growth was due to a 115.9% increase in production volume compared to the third quarter of 2004 and a 54.9% increase compared to the first nine months of 2004. Also contributing to the quarterly and year to date increase in other noninterest income, was the net gain on the sale of RCM assets, which totaled $3.5 million and $23.4 million, respectively. In the third quarter of 2005, an additional gain of $3.5 million was recorded due to the actual expense incurred for severance and the write-off of obsolete systems and equipment being less than what was estimated in the first quarter of 2005.

Noninterest Income	Table 3

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions) (Unaudited)	2005	2004	Change	2005	2004	Change
Service charges on deposit accounts	$198.3	$171.1	15.9	$575.7	$503.1	14.4
Trust and investment management income	168.8	149.7	12.8	500.8	426.3	17.5
Retail investment services	52.3	44.0	18.6	160.0	139.6	14.6
Other charges and fees	117.3	92.5	26.9	341.0	280.0	21.8
Investment banking income	53.1	45.9	15.6	156.8	145.1	8.1
Trading account profits and commissions	41.8	23.3	79.2	117.7	83.8	40.5
Card fees	52.9	34.7	52.4	153.1	104.1	47.0
Securities (losses)/gains	(2.1)	(18.2)	(88.6)	(7.8)	(22.3)	(65.2)
Net gain on sale of RCM assets	3.5	—	100.0	23.4	—	100.0
Other noninterest income	146.5	84.7	73.1	336.4	185.7	81.0

Total noninterest income	$832.4	$627.7	32.6	$2,357.1	$1,845.4	27.7

Noninterest Expense

Noninterest expense increased $247.3 million, or 26.6%, compared to the third quarter of 2004. The increase was primarily attributed to the acquisition of NCF. The increase included $12.1 million of merger expenses related to operations and systems integration. Compared to the third quarter of 2004, total personnel expense increased $104.6 million, or 19.8%. The increase was primarily the result of the acquisition of NCF as well as an increase in headcount, normal merit increases and increased incentive costs. Headcount increased from 27,830 as of September 30, 2004, to 33,013 at September 30, 2005, primarily due to the acquisition of NCF. The increase in incentives was primarily attributed to an increase in commission and performance based incentives due to strong business volumes in all lines of business.

Noninterest expense increased $735.8 million, or 26.8%, compared to the nine months ended September 30, 2004. The acquisition of NCF was the primary driver of the increase. The overall increase included $92.1 million of merger expenses related to operations and systems integration. Compared to September 30, 2004, total personnel expense increased $335.0 million, or 21.5%, due to the same drivers as the quarter over quarter increase.

Net occupancy expense increased $13.0 million, or 19.5%, compared to the three months ended September 30, 2004. Net occupancy expense increased $38.9 million, or 20.4%, compared to the nine months ended September 30, 2004. The increase for the three months and nine months ended September 30, 2005, was attributable to the NCF acquisition.

Noninterest expense was further impacted by a $24.3 million, or 35.4%, increase in outside processing and software expenses compared to the third quarter 2004. Year to date outside processing and software expenses increased $60.2 million, or 29.4%, compared to the nine months ended September 30, 2004. The increase for both periods was primarily due to the acquisition of NCF, higher processing fees and higher software amortization and maintenance expense.

Amortization of intangible assets increased $14.1 million, or 90.7%, compared to the third quarter 2004. Compared to the nine months ended September 30, 2004, amortization of intangible assets increased $45.0 million, or 98.1%. The increase was attributable to the acquisition of NCF and related amortization of core deposit intangibles. Total amortization of NCF core deposit intangibles amounted to $14.8 million in the third quarter 2005 and $44.5 million year to date.

The Company incurred merger expenses totaling $12.1 million during the third quarter of 2005 and $92.1 million for the nine months ended September 30, 2005. These charges represent one-time costs to integrate the operations of NCF and consist primarily of consulting fees for systems and other integration initiatives, employee-related charges and marketing expenditures. Effective April 22, 2005, substantially all of the systems of National Bank of Commerce were converted to SunTrust’s systems. As of September 30, 2005, SunTrust has recognized substantially all merger expenses related to the NCF integration process.

Other noninterest expense increased $31.9 million, or 40.1%, compared to the third quarter of 2004 and $48.7 million, or 20.6%, for nine months ended September 30, 2005. The increase was attributable to the acquisition of NCF and an impairment charge for certain affordable housing properties. These investments in affordable housing properties are evaluated on a quarterly basis for impairment and in the third quarter of 2005 and 2004, charges of $17.0 million and $9.0 million, respectively, resulted from a decline in the financial performance of certain properties. In addition, management recently evaluated its strategic intent in this business, and determined in the third quarter of 2005 that the Company would likely pursue selling some of its holdings. This analysis indicated that the carrying value of some of these properties exceeded the estimated fair value; consequently, the Company recorded an $8.7 million impairment charge during the third quarter of 2005.

The efficiency ratio improved to 58.62% for the third quarter of 2005 compared to 61.12% for the third quarter of 2004. The ratio also improved for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, from 61.23% to 60.02%. On an operating basis, which excludes merger expenses, the efficiency ratio was 58.01% and 58.43% for the third quarter and year to date 2005, respectively.

Noninterest Expense	Table 4

	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions) (Unaudited)	2005	2004	Change	2005	2004	Change
Employee compensation	$538.7	$445.8	20.8	$1,565.5	$1,281.0	22.2
Employee benefits	93.6	81.9	14.3	324.9	274.4	18.4

Total personnel expense	632.3	527.7	19.8	1,890.4	1,555.4	21.5
Net occupancy expense	79.5	66.5	19.5	228.9	190.0	20.4
Outside processing and software	93.0	68.7	35.4	265.1	204.9	29.4
Equipment expense	50.1	43.3	15.7	154.5	134.1	15.2
Marketing and customer development	38.7	32.0	20.7	106.6	93.9	13.5
Consulting and legal	30.3	17.9	69.8	71.8	52.8	36.0
Amortization of intangible assets	29.7	15.6	90.7	90.8	45.8	98.1
Postage and delivery	21.6	16.0	34.7	63.4	49.4	28.5
Credit and collection services	21.1	17.8	18.6	59.2	47.9	23.6
Communications	20.2	15.9	26.8	61.0	48.0	27.2
Other staff expense	19.4	14.8	30.6	58.2	44.5	30.7
Operating supplies	13.3	10.2	30.2	39.7	32.2	23.4
Merger expense	12.1	—	100.0	92.1	—	100.0
FDIC premiums	5.4	4.5	18.0	17.8	13.5	31.8
Other real estate income	(1.0)	(0.6)	65.9	(1.3)	(1.3)	(3.3)
Other noninterest expense	111.4	79.5	40.1	285.6	236.9	20.6

Total noninterest expense	$1,177.1	$929.8	26.6	$3,483.8	$2,748.0	26.8

Efficiency ratio	58.62%	61.12%		60.02%	61.23%

Income Taxes

The provision for income taxes was $230.8 million for the third quarter of 2005, compared to $164.2 million for the same period of the prior year. This represents a 31.1% effective tax rate for the third quarter of 2005 compared to 30.8% for the third quarter of 2004. The provision for income taxes for the first nine months of 2005 was $667.7 million, up from $482.7 million for the first nine months of 2004. This represents a 31.3% effective tax rate for the first nine months of 2005 compared to 30.2% for the first nine months of 2004. The Company expects the 2005 annual effective tax rate to be between 31-32%, which is within the range of the Company’s normalized tax rate for the past several years.

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating interest rate risk. The Company managed the portfolio in the third quarter of 2005 with the goal of continuing to improve yield while reducing the size to partially fund robust loan growth. The average yield for the third quarter of 2005 improved to 4.51% compared to 3.99% in the third quarter of 2004 and 4.47% in the second quarter of 2005. The estimated average life was 3.2 years at September 30, 2005, slightly shorter than 3.7 years at December 31, 2004. The portfolio’s average duration was 2.7 at September 30, 2005, a slight decrease from 3.0 as of December 31, 2004. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 2.7 suggests an expected price change of 2.7% for a one percent change in interest rates, without considering any embedded call or prepayment options. The size of the securities portfolio decreased $2.1 billion to $26.9 billion, or 15.6%, of total assets at September 30, 2005, down from $28.9 billion or 18.2% of total assets at December 31, 2004. Consistent with the objectives of the Asset Liability Committee (“ALCO”), net securities losses of $7.8 million were realized during the first nine months of 2005 in order to improve future income by selling shorter duration securities with lower yields and reinvesting in longer duration securities with higher yields. Our current mix of securities as of September 30, 2005 is shown in Table 5 compared to December 31, 2004.

The carrying value of the investment portfolio, all of which is classified as securities available for sale, reflected $1.9 billion in net unrealized gains at September 30, 2005, including a $2.1 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The net change in unrealized gain of this common stock investment increased $80.7 million, while the net change in unrealized gain/loss on the remainder of the portfolio decreased $201.9 million compared to December 31, 2004, reflecting the increase in market interest rates since year-end. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income. The Company reviews all of its securities with unrealized losses for impairment at least quarterly. During the nine months ended September 30, 2005, the Company determined that no securities needed to be classified as other-than-temporarily impaired.

Securities Available for Sale	Table 5

	September 30, 2005		December 31, 2004
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$2,469.0	$2,437.8	$2,543.9	$2,538.1
States and political subdivisions	906.6	922.8	841.6	865.6
Asset-backed securities	1,623.6	1,608.7	2,590.0	2,578.5
Mortgage-backed securities	17,677.5	17,494.0	18,367.0	18,325.3
Corporate bonds	1,039.5	1,028.8	1,667.1	1,679.3
Common stock of The Coca-Cola Company	0.1	2,084.6	0.1	2,003.9
Other securities[1]	1,262.3	1,290.9	921.2	950.3

Total securities available for sale	$24,978.6	$26,867.6	$26,930.9	$28,941.0

[1]	Includes $844.4 million and $676.5 million at September 30, 2005 and December 31, 2004, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

BUSINESS SEGMENTS

The Company reports the results of its operations through five business segments: Retail, Commercial, CIB, Mortgage, and Wealth & Investment Management as well as the Corporate/Other reportable segment. Differences between the management accounting methodologies used for segment reporting and the consolidated financial statements are described within the reconciling items caption.

Retail

The Retail line of business includes loans, deposits, and other fee-based services for consumers and business clients with less than $5 million in sales (up to $10 million in sales in larger metropolitan markets). Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the Internet (www.suntrust.com) and the telephone (1-800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When client needs change and expand, Retail refers clients to SunTrust’s Wealth & Investment Management, Mortgage and Commercial lines of business.

Commercial

The Commercial line of business provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. The primary client segments served by this line of business include “Diversified Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities. Also included in this segment are specialty groups that operate both inside and outside of the SunTrust footprint, such as Premium Assignment Corporation, which provides insurance premium financing, and Affordable Housing Group (“AHG”), which manages community development projects that generate tax credits.

Corporate & Investment Banking

CIB is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines. Corporate banking provides a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small-cap and mid-cap growth companies and is organized along industry specialty lines, raising public and private equity, and providing merger and acquisition advisory services. The debt and equity capital markets businesses support corporate banking, investment banking, commercial clients, who are managed by the Commercial line of business, and wealthy individuals, who are served by our Wealth & Investment Management line of business. Commercial leasing provides equipment leasing and financing to various entities. Merchant banking is the private equity and mezzanine investing arm of SunTrust Banks, Inc.

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

Wealth & Investment Management

Wealth & Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth & Investment Management’s primary segments include Private Wealth Management (brokerage and individual wealth management), and Institutional Investment Management and Administration.

The PWM group offers professional investment management and trust services to clients seeking active management of their financial resources. In addition, the Private Banking unit within SunTrust was consolidated into PWM in the first quarter of 2005, which enables the group to offer a full array of loan and deposit products to clients. PWM includes SunTrust Investment Services which operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. SunTrust Investment Services was formed in July of 2005 when the existing unit of SunTrust Securities combined with Alexander Key (a separate division offering full service brokerage to affluent and wealthy clients who generally do not have a pre-existing relationship with the Company). The ultra high net worth segment of the PWM clients is serviced by Asset Management Advisors (“AMA”). AMA provides “family office” services to ultra high net worth clients. Acting in this capacity, AMA investment professionals utilize sophisticated financial products and wealth management tools to provide a holistic approach to multi-generational wealth management. AMA is currently located in Atlanta, GA, Orlando, FL, Palm Beach Gardens, FL, Miami, FL, St. Petersburg, FL, Washington DC, Charlotte, NC, and Greenwich, CT.

Institutional Investment Management and Administration is comprised of Trusco Capital Management, Inc. (“Trusco”), retirement services, endowment and foundation services, and corporate trust. Trusco is an investment advisor registered with the Securities and Exchange Commission which serves as investment manager for the STI Classic Funds and many of Wealth & Investment Management’s clients. Seix Advisors, a fixed income division of Trusco, was formed following the acquisition of Seix Investment Advisors, Inc. in the second quarter of 2004. Zevenbergen Capital Investments LLC (“ZCI”) is a partially owned subsidiary of Trusco and was consolidated in the fourth quarter of 2004. Retirement services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate trust targets issuers of tax-exempt and corporate debt, and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services.

Corporate/Other

Corporate/Other includes the investment securities portfolio, long-term debt, capital, derivative instruments used by treasury to manage interest rate risk and duration, short-term liquidity and funding activities, balance sheet risk management, office premises, certain support activities not currently allocated to the aforementioned lines of business and the incremental costs to integrate NCF’s operations (merger expenses). The major components of Other include Enterprise Information Services, which is the primary data processing and operations group; Corporate Real Estate, which manages the Company’s facilities; Marketing, which handles advertising, product management and customer information functions; Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking function; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury. Other functions included in Other are enterprise risk management, credit risk management, credit review, audit, legal and compliance, branch operations, corporate strategies, procurement, and executive management. Finally, Other also includes specialty businesses such as Transplatinum, which handles Fleet One fuel cards and USI Alliance Corporation, which provides services for safety, security and crime prevention to senior housing facilities.

Reconciling Items

Reconciling items include all adjustments necessary to reconcile management accounting methodologies with GAAP consolidated financial statements. The most significant items relate to matched-maturity funds transfer pricing (“FTP”), provision for loan losses/net charge-off allocations, float reconciliation, deposit reserve reconciliation, and eliminations.

The following table for SunTrust’s reportable segments compares total income/(loss) before taxes for the three and nine months ended September 30, 2005 to the same periods last year:

Net Income Before Taxes	Table 6

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2005	2004	2005	2004
Retail	$425,093	$350,553	$1,213,417	$972,251
Commercial	191,978	137,726	592,667	438,075
Corporate & Investment Banking	136,612	138,622	432,064	392,362
Mortgage	96,003	64,375	228,177	194,852
Wealth & Investment Management	129,556	95,000	365,425	275,582
Corporate/Other	(316,106)	(270,262)	(983,410)	(817,301)
Reconciling Items	97,540	33,750	343,616	185,803

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and nine months ended September 30, 2005 to the same periods last year:

Average Loans and Deposits	Table 7

	Three Months Ended September 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2005	2004	2005	2004
Retail	$30,850,668	$23,323,738	$65,802,608	$50,248,906
Commercial	30,671,354	22,337,440	13,179,054	11,157,733
Corporate & Investment Banking	15,959,943	13,191,827	3,134,817	3,262,243
Mortgage	25,114,309	18,699,549	1,937,403	1,358,824
Wealth & Investment Management	7,950,904	6,065,951	9,728,890	8,010,498

	Nine Months Ended September 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2005	2004	2005	2004
Retail	$30,144,956	$22,750,209	$64,784,998	$49,798,483
Commercial	30,483,047	22,012,375	13,255,538	10,728,691
Corporate & Investment Banking	14,930,922	13,754,513	3,179,474	3,257,428
Mortgage	23,434,268	17,049,595	1,612,769	1,373,431
Wealth & Investment Management	7,775,568	5,826,745	9,611,569	7,439,725

The following analysis details the operating results for each line of business for the three months and nine months ended September 30, 2005 and 2004:

Retail

Three Months Ended September 30, 2005 vs. 2004

Retail’s net income before taxes for the quarter ended September 30, 2005 was $425.1 million, an increase of $74.5 million, or 21.3%, compared to the same period in 2004. The increase was attributable to the NCF acquisition, higher net interest income, and higher noninterest income.

Net interest income increased $106.8 million, or 23.9%. The NCF acquisition contributed approximately $44 million of the increase. The remainder of the increase was attributable to loan and deposit growth and widening deposit spreads due to deposit up-pricing that has been slower relative to market rate movements. Average loans increased $7.5 billion, or 32.3%, while average deposits increased $15.6 billion, or 31.0%. The NCF acquisition was the primary driver of these increases, contributing approximately $5 billion in loans and $11 billion in deposits. The remaining loan growth was driven primarily by home equity lines and student lending, while the remaining deposit growth was driven by certificates of deposit, NOW accounts and money market accounts. Net charge-offs increased $9.1 million, or 32.2%.

Noninterest income increased $66.3 million, or 32.7%. The addition of NCF contributed approximately $47 million of the increase. The remaining increase was driven primarily by interchange income due to increased debit and credit card volumes.

Noninterest expense increased $89.5 million, or 33.0%. The addition of NCF contributed approximately $70 million of the increase. The remaining increase was primarily driven by staff expense due to merit increases and branch expansion.

Nine Months Ended September 30, 2005 vs. 2004

Retail’s net income before taxes for the nine months ended September 30, 2005 was $1.2 billion, an increase of $241.2 million, or 24.8%, compared to the same period in 2004. This increase was attributable to the NCF acquisition, higher net interest income and higher noninterest income.

Net interest income increased $324.1 million, or 25.1%. The NCF acquisition contributed approximately $182 million of the increase. The remainder of the increase in net interest income was attributable to loan and deposit growth and widening deposit spreads due to deposit up-pricing that has been slower relative to market rate movements. Average loans increased $7.4 billion, or 32.5%, while average deposits increased $15.0 billion, or 30.1%. The NCF acquisition was the primary driver for these increases, contributing approximately $5 billion in loans and $11 billion in deposits. The remaining loan growth was driven primarily by equity lines and student lending, while the remaining deposit growth was driven by demand deposits, NOW accounts, and certificates of deposit. Net charge-offs increased $0.5 million, or 0.5%.

Noninterest income increased $176.5 million, or 29.6%. The addition of NCF contributed approximately $132 million of the increase. The remaining increase was driven primarily by interchange income due to increased debit and credit card volumes.

Noninterest expense increased $259.0 million, or 31.8%. The addition of NCF contributed approximately $220 million of the increase. The remaining increase was primarily driven by staff expense due to merit increases and branch expansion.

Commercial

Three Months Ended September 30, 2005 vs. 2004

Commercial’s net income before taxes for the quarter ended September 30, 2005 was $192.0 million, an increase of $54.3 million, or 39.4%, compared to the same period in 2004. NCF accounted for approximately $31 million of the increase. The remaining increase was primarily due to improvement in net interest income and noninterest income. Net interest income growth was driven by balance sheet growth and higher deposit spreads.

Net interest income increased $59.9 million, or 35.9%. NCF contributed approximately $38 million of the increase. Average loans increased $8.3 billion, or 37.3%, while average deposits increased $2.0 billion, or 18.1%. NCF accounted for approximately $6 billion of the loan growth and approximately $1 billion of the deposit growth. The remaining loan growth was driven by stronger demand for commercial real estate and commercial loans. The remaining growth in deposits was attributable to increased customer liquidity.

Net charge-offs increased $3.8 million, or 32.0%, including approximately $1 million from NCF. The remaining increase was related to the write-down of several large credits, and does not indicate a decrease in overall credit quality.

Noninterest income increased $18.6 million, or 24.1%. NCF accounted for approximately $3 million of the increase. AHG contributed $11.0 million of the increase, driven by higher tax credits from new properties and investments, as well as higher partnership revenue. Also contributing to the increase were internal sales and referral credits from product cross sales, loan fees, and deposit sweep income. Partially offsetting these increases, service charges on deposits for SunTrust Legacy decreased $2.4 million, or 10.6%, driven by higher customer compensating balances and increased customer earnings credit rates.

Noninterest expense increased $20.4 million, or 21.7%. The NCF acquisition contributed approximately $9 million of the increase. In addition, $23.1 million in impairment and other charges related to affordable housing properties were recorded during the third quarter of 2005, compared to a $9.0 million charge in the third quarter of 2004.

Nine Months Ended September 30, 2005 vs. 2004

Commercial’s net income before taxes for the nine months ended September 30, 2005 was $592.7 million, an increase of $154.6 million, or 35.3%, compared to the same period in 2004. NCF accounted for approximately $100 million of the increase. The remaining increase was due to improvement in net interest income, higher noninterest income, and lower net charge-offs. Net interest income growth was driven by balance sheet growth and higher deposit spreads.

Net interest income increased $175.2 million, or 36.3%. Average loans increased $8.5 billion, or 38.5%, while average deposits increased $2.5 billion, or 23.6%. NCF accounted for approximately $6 billion of the loan growth and approximately $1 billion of the deposit growth. The remaining loan growth was driven by stronger demand for commercial real estate and commercial loans. The remaining growth in deposits was attributable to increased customer liquidity. Net charge-offs decreased $5.1 million, or 22.0%, despite a $2.6 million increase from NCF.

Noninterest income increased $32.9 million, or 14.3%. NCF accounted for approximately $11 million of the increase. AHG contributed $21.0 million of the increase, driven by higher tax credits from new properties and investments, as well as higher partnership revenue. Also contributing to the increase were internal sales and referral credits from product cross sales, loan fees, and deposit sweep income. Partially offsetting these increases, service charges on deposits for SunTrust Legacy decreased $9.6 million, or 13.5%, driven by higher customer compensating balances and increased customer earnings credit rates.

Noninterest expense increased $58.7 million, or 23.3%. The NCF acquisition contributed approximately $28 million of the increase. An additional $20.1 million of the increase was attributable to AHG activities, primarily a $14.1 million increase in impairment and other charges in the third quarter of 2005. The remaining increase was primarily in employee compensation.

Corporate & Investment Banking

Three Months Ended September 30, 2005 vs. 2004

Corporate and Investment Banking’s net income before taxes for the quarter ended September 30, 2005 was $136.6 million, a decrease of $2.0 million, or 1.4%, compared to the same period in 2004. Increases in net interest income and fee income were offset by an increase in net charge-offs and increased employee compensation due primarily to higher fees in debt capital markets.

Net interest income increased $7.8 million, or 12.1%. Average loans and leases increased $2.8 billion, or 21.0%, while average deposits decreased $127.4 million, or 3.9%. Core commercial loan and lease growth was due to increased corporate customer demand and increased merger and acquisition activity. Deposits were slightly down due to rising short term interest rates providing other investment opportunities for our large corporate customers. Net charge-offs increased $9.4 million, or 109.9%, compared to the same period in 2004, primarily due to a $17.4 million charge-off related to the bankruptcy filing by Delta Air Lines, Inc. on September 14, 2005.

Noninterest income increased $11.2 million, or 7.0%. Total capital markets income was up $26.2 million, and NCF accounted for approximately $5 million of that increase. Partially offsetting the increased capital market fees were decreases in merchant banking portfolio gains and factoring fees due to the sale of factoring assets to CIT Group, Inc. during the first quarter of 2005.

Noninterest expense increased $11.6 million, or 15.1%. The NCF acquisition contributed approximately $6 million of the increase. Total staff expense increased $6.6 million driven by incentive compensation associated with increased fee income.

Nine Months Ended September 30, 2005 vs. 2004

Corporate and Investment Banking’s net income before taxes for the nine months ended September 30, 2005 was $432.1 million, an increase of $39.7 million, or 10.1%, compared to the same period in 2004. The primary driver of the increase was noninterest income.

Net interest income increased $4.3 million, or 2.2%. Average loans increased $1.2 billion, or 8.6%, driven by corporate customer demand. Average deposits decreased $78.0 million, or 2.4%, due to rising short term interest rates providing other investment opportunities for our large corporate customers. Net charge-offs decreased $0.5 million, or 2.7%, compared to the same period in 2004.

Noninterest income increased $53.7 million, or 12.0%. NCF contributed approximately $20 million of this increase. The gain on sale of factoring assets to CIT Group, Inc., offset by the reduction in ongoing factoring fees, contributed $9.7 million of the increase. The remaining growth was attributable to capital market fees, specifically derivatives, securitization, merger and acquisition, and public debt.

Noninterest expense increased $18.8 million, or 8.0%. The addition of NCF represented approximately $21 million of the increase. The sale of factoring assets to CIT Group, Inc, decreased expenses by $9.6 million. There was also an increase in employee compensation driven by increased fee income.

Mortgage

Three Months Ended September 30, 2005 vs. 2004

Mortgage’s net income before taxes for the quarter ended September 30, 2005 was $96.0 million, an increase of $31.6 million, or 49.1%, compared to the same period in 2004. Record loan production, and near record loan sales to the secondary market drove higher loan origination income that was only partially offset by higher volume-related expense and MSR amortization.

Net interest income increased $20.7 million, or 17.1%. Average loans increased $6.4 billion, or 34.3%, due to continued demand for portfolio products, growth in construction loans and the addition of the NCF portfolio. Loans contributed an additional $16.7 million to net interest income, principally due to higher loan balances. Average deposits were up $578.6 million, or 42.6%, resulting in higher net interest income of $7.2 million. Average loans held for sale increased $3.6 billion, or 85.3%. However, the resulting net interest income was up only $0.3 million, or 0.6%, due to compressed spreads resulting from the rise in short-term interest rates. Additionally, increased funding costs for intangible assets, principally NCF related goodwill, reduced net interest income by $2.1 million. Net charge-offs increased $2.1 million, or 319.9%.

Noninterest income increased $54.6 million, or 190.9%. Loan origination income was up $58.9 million, as loan production increased 108.8%, reaching a record level of $14.7 billion compared with $7.0 billion in the same period in 2004. Loan sales increased 81.6% and also contributed to the higher loan origination income. Partially offsetting the higher income was a $5.9 million, or 56.4%, decline in servicing income. The decline in servicing income resulted from an increase in MSR amortization that exceeded higher servicing fee income. The total servicing portfolio was $97.4 billion at September 30, 2005 compared with $74.5 billion for the same period in 2004.

Noninterest expense increased $41.7 million, or 49.1%, principally due to higher volume and growth-related expenses.

Nine Months Ended September 30, 2005 vs. 2004

Mortgage’s net income before taxes for the nine months ended September 30, 2005 was $228.2 million, an increase of $33.3 million, or 17.1%. Income growth was driven by near record loan production, loan growth, higher service fees and lower MSR expense resulting from a lower level of prepayments.

Net interest income increased $35.8 million, or 9.8%. Average loans increased $6.4 billion, or 37.4%, due to both the high volume of production and the addition of the NCF portfolio, resulting in a $53.3 million, or 27.1% increase in net interest income. Additionally, deposits increased $239.3 million contributing $12.1 million to net interest income. Offsetting these increases was a decline in mortgage loans held for sale income of $20.8 million, or 14.1%. While average mortgage loans held for sale increased $1.9 billion, increases in short-term interest rates drove compressed spreads that reduced net interest income. Additionally, increased internal funding costs for goodwill reduced interest income by $6.5 million. The funding costs on other assets also increased, principally due to higher balances, reducing net interest income by $2.2 million. Net charge-offs increased $2.7 million, or 80.4%.

Noninterest income increased $106.6 million, or 146.6%, primarily due to higher loan origination and servicing income. Driven by near record production of $34.5 billion, a higher volume of loan sales and the addition of NCF, loan origination income increased $73.4 million, or 186.4%. Servicing income was up $26.8 million as a result of higher servicing fees and lower MSR amortization resulting from a lower level of prepayments. Other income was up $6.5 million principally due to higher volume-related fee income.

Noninterest expense increased $106.3 million, or 44.5%, principally due to higher volume and growth-related expenses.

Wealth & Investment Management

Three Months Ended September 30, 2005 vs. 2004

Wealth & Investment Management’s net income before taxes for the quarter ended September 30, 2005 was $129.6 million, an increase of $34.6 million, or 36.4%, compared to the same period in 2004. NCF represented approximately $8 million of the increase. The remainder of the growth was primarily driven by increases in net interest income, trust and investment management income, and retail investment services.

Net interest income increased $28.7 million, or 48.2%. NCF contributed approximately $9 million of the increase. Average loans increased $1.9 billion, or 31.1%, including approximately $1 billion attributable to NCF. Average deposits increased $1.7 billion, or 21.5%, including approximately $661 million attributable to NCF. Net charge-offs increased $0.8 million, or 68.5%.

Noninterest income increased $36.1 million, or 17.9%. NCF accounted for approximately $20 million while ZCI accounted for approximately $1 million of the increase. Assets under management increased $17.3 billion, or 14.9% due to new business as well as an increase in equity markets. End of period assets under management were $133.6 billion compared to $116.3 billion in the same period last year. The NCF acquisition accounted for approximately $2 billion of the increase. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were $237.8 billion, which includes $25.4 billion in non-managed corporate trust assets, $48.7 billion in non-managed trust assets, and $30.1 billion in retail brokerage assets.

Noninterest expense increased $29.5 million, or 17.9%. NCF contributed approximately $21 million while ZCI contributed approximately $1 million of the increase. The remainder of the increase was driven by higher staff related expense due to increased incentive payouts.

Nine Months Ended September 30, 2005 vs. 2004

Wealth & Investment Management’s net income before taxes for the nine months ended September 30, 2005 was $365.4 million, an increase of $89.8 million, or 32.6%, compared to the same period in 2004. NCF represented approximately $29 million of the increase and Seix and ZCI combined represented approximately $8 million of the increase. The remainder of the growth was primarily driven by increases in net interest income, trust and investment management income, and retail investment services, which was partially offset by higher staff expense and amortization of intangibles.

Net interest income increased $81.3 million, or 48.3%. NCF contributed approximately $28 million of the increase. Average loans increased $1.9 billion, or 33.4%, while average deposits increased $2.2 billion, or 29.2%. Net charge-offs increased $0.4 million, or 15.5%.

Noninterest income increased $113.7 million, or 19.3%. NCF accounted for approximately $62 million and Seix and ZCI combined accounted for approximately $28 million of the increase. The remaining increase was attributed to an increase in retail investment income and an increase in assets under management of $17.3 billion, or 14.9%. NCF represented approximately $2 billion of the increase in assets under management.

Noninterest expense increased $104.7 million, or 21.8%. NCF contributed approximately $60 million and Seix and ZCI combined contributed approximately $19 million of the increase. Total staff expense increased $63.4 million, or 19.1%, including approximately $28 million from NCF and approximately $15 million from Seix and ZCI. The balance of the increase was driven by higher amortization of intangibles related to LHP and Seix.

Corporate/Other

Three Months Ended September 30, 2005 vs. 2004

Corporate/Other’s net income before taxes for the quarter ended September 30, 2005 was $(316.1) million, an increase of $45.8 million, or 17.0%, compared to the third quarter of 2004, primarily related to the acquisition of NCF.

Net interest income was $1.2 million in the third quarter of 2005 versus net interest income of $9.9 million in the same period in 2004. An increase in non-earning assets due to the acquisition of NCF added approximately $5 million in FTP expense. There was also a $10.2 million decrease in income on commercial loan swaps, and an additional $3.3 million in amortization of net deferred loan costs. These amounts were partially offset by higher FTP earnings on other liabilities of $6.7 million and higher interest income on the investment portfolio of $2.8 million.

Average total assets increased $3.9 billion, or 13.8%. Average total liabilities increased $15.1 billion, or 38.3%. The increase in assets was mainly due to the acquisition of NCF. NCF added approximately $6 billion in assets, which were partially offset by a reduction in the investment portfolio of $2.3 billion. The increase in liabilities was mainly due to an increase in other deposits (brokered certificates of deposits and foreign interest bearing deposits) of $8.7 billion, an increase in long-term debt of $3.8 billion, and other short-term borrowings $2.0 billion. Net charge-offs increased $0.5 million, or 78.1%.

Noninterest income improved $20.8 million, or 70.4%. The main driver of the increase was additional income of approximately $12 million due to the acquisition of NCF, which included the specialty businesses, Transplatinum and USI Alliance, an increase in credit card income of $3.2 million, and a decrease in securities losses of $16.3 million. The increase in income was partially offset by an additional $10.9 million in intercompany revenue allocations to the various lines of business.

Noninterest expense increased $57.4 million, or 23.0%. The major drivers of this increase were the acquisition of NCF, which added approximately $44 million of noninterest expense, merger related expenses of $12.0 million, and an impairment charge on affordable housing properties of $2.6 million. Additionally, there were increases in other expenses of $9.6 million, consulting expenses of $7.9 million, outside processing of $5.4 million, and postage expenses of $5.3 million. These increases were partially offset by an increase of $25.3 million in expense allocations to the various lines of business, and a decrease in staff expense of $11.1 million related primarily to higher deferred loan costs.

Nine Months Ended September 30, 2005 vs. 2004

Corporate/Other’s net income before taxes for the nine months ended September 30, 2005 was $(983.4) million, an increase of $(166.1) million, or 20.3%, compared to the same period in 2004, primarily related to the acquisition of NCF including $92.0 million in merger expenses.

Net interest income was $(0.4) million for the nine months ended September 30, 2005 versus net interest income of $2.3 million for the same period in 2004. The decrease was mainly due to higher expenses on long term debt of $21.8 million, amortization of net deferred loan costs of $5.6 million, and a decrease in income on commercial loan swaps of $3.8 million. Additionally, there were net interest income increases on other assets of $18.1 million, on other liabilities of $5.5 million, on the investment portfolio of $2.2 million, and on loans in process of $1.6 million.

Average total assets increased $4.4 billion, or 15.3%. Average total liabilities increased $12.5 billion, or 31.7%. The increase in assets was mainly due to the acquisition of NCF. NCF added approximately $7 billion in assets, which were partially offset by a reduction in the investment portfolio of $1.9 billion. NCF added approximately $2 billion in liabilities. The remaining increase was due to growth in other deposits (brokered certificates of deposits and foreign interest bearing deposits) of $5.2 billion, long-term debt of $4.0 billion, and short-term borrowings of $0.9 billion. Net charge-offs increased $3.5 million, or 225.8%.

Noninterest income increased $36.9 million, or 63.1%. The acquisition of NCF added approximately $36 million, including income from specialty businesses Transplatinum and USI Alliance. The remaining increase was due to a decrease in securities losses of $13.2 million, an increase in credit card income of $8.1 million, and an increase in insurance income of $1.4 million. The increases were partially offset by higher intercompany revenue allocations to the various lines of business of $23.1 million.

Noninterest expense increased $196.8 million, or 25.9%. The major drivers of this increase were the acquisition of NCF, which added approximately $156 million of noninterest expense, merger related expenses of $92.0 million, and an impairment charge on affordable housing properties of $2.6 million. Additionally, increases in outside processing of $12.3 million, postage expense of $10.2 million, and consulting expenses of $6.6 million were partially offset by an increase of $95.1 million in expense allocations to the various lines of business.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, SunTrust is exposed to various risks. To manage the major risks that are inherent to the Company and to provide reasonable assurance that key business objectives will be achieved, the Company has established an enterprise risk governance process. Moreover, the Company has policies and various risk management processes designed to effectively identify, monitor, and manage risk. These risks are organized into three main categories: credit risk, market risk (including liquidity risk), and operating risk (including compliance risk).

Credit Risk Management

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $70.4 million in the third quarter of 2005, an increase of $28.6 million from the third quarter of 2004. Net charge-offs for the third quarter of 2005 were $76.7 million, an increase of $25.7 million, or 50.5%, from the $51.0 million of net charge-offs recorded in the same period of the prior year. The increase reflects a $19.6 million, or 77.5%, increase in commercial net charge-offs which were largely driven by a $17.4 million write-down of Delta Air Lines, Inc. lease exposure. Additionally, residential mortgage net charge-offs, which include home equity lines and loans, increased $8.9 million, largely due to the addition of the NCF portfolios and the continued integration of SunTrust’s charge-off policies. Prior to the NCF loan systems conversions to SunTrust’s systems, charge-offs were not able to be recorded at the account level. A portion of the increase in residential mortgage charge-offs is the result of reclassifying previously recorded charge-offs to a more detailed account level. The offset to this reclassification is spread across the other loan categories. Overall, the Company has not experienced a decrease in credit quality in its residential mortgage portfolio.

Provision for loan losses totaled $128.8 million for the nine months ended September 30, 2005, an increase of $30.4 million, or 30.8%, from the $98.4 million recorded in the same period of the prior year. Net charge-offs for the nine months ended September 30, 2005 were $148.9 million, an increase of $1.6 million from the same period of the prior year.

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

The allowance methodology includes a component for collective loan impairment for pools of homogeneous loans with similar risk attributes; components for specifically identified loan and lease impairment; and a non-pool-specific component related to inherent losses that are not otherwise evaluated in the other elements. The qualitative factors associated with the non-pool-specific component are subjective and require a high degree of judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, economic uncertainty, losses incurred from recent events, and lagging or incomplete data. Relevant accounting guidance is used to identify and analyze the loan pools and larger individual loans for impairment. Numerous loss factors are used to analyze the loan pools including current and historical credit quality results, credit risk ratings, industry or obligor concentrations, and external economic factors.

At September 30, 2005, SunTrust’s ALLL totaled $1,029.9 million, or 0.92% of total loans, compared to $1,050.0 million, or 1.04% of total loans at December 31, 2004. The decline in the allowance for loan and lease losses was largely due to a write-down of Delta Air Lines, Inc. lease exposure. The allowance as a percentage of total nonperforming loans increased from 281.3% at December 31, 2004 to 312.4% at September 30, 2005.

Summary of Loan Loss Experience						Table 8
	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions) (Unaudited)	2005	2004	Change	2005	2004	Change
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,036.2	$902.2	14.8	$1,050.0	$941.9	11.5
Provision for loan losses	70.4	41.8	68.5	128.8	98.4	30.8
Charge-offs
Commercial	(52.5)	(36.7)	42.9	(88.9)	(90.2)	(1.4)
Real estate:
Construction	(0.7)	(2.3)	(67.6)	(2.7)	(3.1)	(12.1)
Residential mortgages	(16.1)	(5.7)	184.8	(33.4)	(24.9)	34.2
Other	(0.3)	(1.0)	(68.2)	(1.5)	(4.3)	(64.0)
Consumer loans	(35.0)	(32.5)	7.6	(109.0)	(107.7)	1.2

Total charge-offs	(104.6)	(78.2)	33.7	(235.5)	(230.2)	2.3

Recoveries
Commercial	7.7	11.5	(32.8)	26.7	35.7	(25.2)
Real estate:
Construction	0.2	—	100.0	0.7	0.1	100.0
Residential mortgages	4.2	2.7	52.2	10.0	6.8	46.2
Other	1.4	0.4	304.3	2.3	0.7	223.8
Consumer loans	14.4	12.6	14.6	46.9	39.6	18.4

Total recoveries	27.9	27.2	2.4	86.6	82.9	4.4

Net charge-offs	(76.7)	(51.0)	50.5	(148.9)	(147.3)	1.2

Balance - end of period	$1,029.9	$893.0	15.3	$1,029.9	$893.0	15.3

Average loans	$110,818.4	$83,753.2	32.3	$107,028.2	$81,539.6	31.3
Quarter-end loans outstanding	112,410.8	84,617.9	32.8
Ratios:
Net charge-offs to average loans (annualized)	0.27%	0.24%		0.19%	0.24%
Provision to average loans (annualized)	0.25	0.20		0.16	0.16
Recoveries to total charge-offs	26.7	34.8		36.8	36.0
Allowance to quarter-end loans	0.92	1.06
Allowance to nonperforming loans	312.4	315.7

Nonperforming Assets

Nonperforming assets totaled $362.7 million at September 30, 2005, a decrease of $48.0 million, or 11.7%, from December 31, 2004. The decrease was attributable to a $43.6 million, or 11.7%, decline in nonperforming loans and resulted in a decline in the ratio of nonperforming assets to total loans plus other real estate owned (“OREO”) and other repossessed assets to 0.32% at September 30, 2005 from 0.40% at December 31, 2004. Nonperforming loans at September 30, 2005 included $307.8 million of nonaccrual loans and $21.9 million of restructured loans, the latter of which represents a group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first nine months of 2005 and 2004, this amounted to $9.7 million and $15.6 million, respectively. For the first nine months of 2005 and 2004, interest income of $21.0 million and $15.1 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more increased by $104.4 million from December 31, 2004 to $318.7 million as of September 30, 2005. The increase primarily relates to the inclusion of previously sold delinquent Government National Mortgage Association loans, which the Company has an option to repurchase.

Nonperforming Assets	Table 9

(Dollars in millions) (Unaudited)	September 30 2005	December 31 2004	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$98.4	$130.9	(24.9)
Real estate:
Construction	33.2	32.8	1.0
Residential mortgages	101.8	104.5	(2.5)
Other	50.5	36.7	37.8
Consumer loans	23.9	49.3	(51.4)

Total nonaccrual loans	307.8	354.2	(13.1)
Restructured loans	21.9	19.1	14.8

Total nonperforming loans	329.7	373.3	(11.7)
Other real estate owned (OREO)	26.0	28.6	(9.1)
Other repossessed assets	7.0	8.8	(19.3)

Total nonperforming assets	$362.7	$410.7	(11.7)

Ratios:
Nonperforming loans to total loans	0.29%	0.37%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.32	0.40

Accruing loans past due 90 days or more	$318.7	$214.3

Loans

On April 22, 2005, NCF’s system applications were converted to SunTrust’s system applications. In some cases, NCF classified loans differently for financial reporting compared to the SunTrust methodology. While prior to the conversion NCF loan accounts were mapped as closely as possible to SunTrust’s classifications, it was anticipated that additional reclassifications could occur once the systems conversions were completed. The Company deemed it impractical to restate prior periods for shifts within loan and deposit categories resulting from the systems application conversions. However, the Company has estimated the approximate impact of the reclassifications on certain loan categories in the analysis below and presented estimated average loans and deposits, along with estimated adjusted growth rates by category in its Current Report on Forms 8-K furnished to the SEC on July 19, 2005 and on October 18, 2005. The information on the Forms 8-K referenced above was furnished, as opposed to filed, and as such the Company expressly does not incorporate such information by reference in this filing. The Company believes, however, the estimated reclassified average balances and growth rates to be a better reflection of actual growth by category because the loan and deposit data is more consistently aligned when comparing to the period preceding the systems application conversions.

Total loans at September 30, 2005, were $112.4 billion, an increase of $11.0 billion, or 10.8%, from December 31, 2004. Commercial loans increased $1.3 billion, or 4.0%, compared to December 31, 2004 due to growth in large corporate loans and continued growth in the small to mid-sized commercial portfolios. The Company estimates there was approximately $3 billion of commercial real estate loans that were classified as commercial loans as of December 31, 2004. Considering the impact of the systems conversions, the estimated commercial loan growth rate was estimated to be in the low double digit range and commercial real estate was estimated to be down slightly compared to December 31, 2004. Residential mortgages increased $4.1 billion, or 16.7%, compared to December 31, 2004. This growth was due to continued demand for portfolio products. The Company estimates there was approximately $2 billion of residential mortgages which were included in the construction and consumer categories as of December 31, 2004. Considering the impact of the systems conversions, the estimated residential mortgage growth rate was estimated to be in the high single to low double digit range compared to December 31, 2004. Home equity loans increased $1.7 billion, or 15.2%, compared to December 31, 2004, primarily due to an increased sales focus through the retail network. The Company estimates the systems conversions had minimal impact on the home equity category.

Loans held for sale, which predominantly consists of warehoused mortgage loans, were $10.4 billion, an increase of $3.8 billion, or 57.7%, from December 31, 2004. The increase was due to continued strong mortgage production resulting from the Company’s focus on growing its mortgage business.

Loan Portfolio by Types of Loans	Table 10

(Dollars in millions) (Unaudited)	September 30 2005	December 31 2004	% Change
Commercial	$33,109.7	$31,823.8	4.0
Real estate:
Home equity	13,268.8	11,519.2	15.2
Construction	10,225.0	7,845.4	30.3
Residential mortgages	28,646.9	24,553.5	16.7
Other	12,566.7	12,083.8	4.0
Credit card	250.5	175.3	42.9
Consumer loans	14,343.2	13,425.2	6.8

Total loans	$112,410.8	$101,426.2	10.8

Loans held for sale	$10,378.4	$6,580.2	57.7

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

One of the primary methods that SunTrust uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon (two years). Key assumptions in the simulation analysis (and in the valuation analysis discussed later in this section) relate to the behavior of interest rates and spreads (frequency of changes in the fed funds rate, changes in the slope of the yield curve as short rates move, and the responsiveness of indeterminate maturity deposit rates), changes in product balances and the behavior of loan and deposit customers in different rate environments. Material assumptions include the re-pricing characteristics and balance fluctuations of indeterminate or non-contractual maturity deposits.

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including implied market forward rates as well as deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, spread narrowing and widening, and yield curve twists. Each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario. Additionally, in some analyses, assumptions are deliberately changed to test the Company’s exposure to a specified event or set of events. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

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

Estimated Changes in Net Interest Income

	Estimated % Change in Net Interest Income Over 12 Months
Rate Change (Basis Points)	September 30, 2005	June 30, 2005
+100 b.p.	(0.1)%	0.4%
-100 b.p.	0.7%	0.1%

As indicated, a gradual decrease in interest rates would result in a slight increase in net interest income. A gradual increase would result in a slight reduction in net interest income. With these magnitudes, the Company’s interest rate sensitivity position is slightly liability sensitive. The simulation analysis indicates that yield curve flattening and inversion would have a detrimental impact on the Company’s net interest income compared to the forecasted net interest income under more stable rates. While simulations of more rapid changes in interest rates indicate more significant fluctuations in net interest income, the Company is still within the policy limits.

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

	Estimated % Change in EVE
Rate Shock (Basis Points)	September 30, 2005	June 30, 2005
+100 b.p.	(4.5)%	(3.2)%
-100 b.p.	1.4%	0.1%

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

The Company has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that combines interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VaR measures the maximum fair value the Company could lose on a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed VaR one out of every 100 overnight trading days. The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity. For the foreign exchange, equity desk, structured trades and derivatives desks, the Company estimates VaR by applying the Monte Carlo simulation platform as designed by RiskMetrics™. For the estimate of the fixed income VaR, the Company uses Bloomberg™ analytics. The Company uses internally developed methodologies to estimate VaR for collateralized debt obligations and loan trading desks.

The estimated combined period end undiversified VaR was $3.5 million at September 30, 2005 and $3.5 million at December 31, 2004. Trading assets net of trading liabilities were $1.4 billion at September 30, 2005 and $1.1 billion at December 31, 2004.

Other Market Risk

Other sources of market risk include the risk associated with holding residential mortgage loans prior to selling them into the secondary mortgage market, commitments to customers to make mortgage loans that will be sold to the secondary mortgage market, and the Company’s investment in MSRs. The Company manages the risks associated with the residential mortgage loans classified as held for sale (“the warehouse”) and its interest rate lock commitments (“IRLCs”) on residential loans intended for sale. The warehouse and IRLCs consist primarily of fixed- and adjustable-rate single family residential real estate loans. The risk associated with the warehouse and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold in the secondary mortgage market. The Company manages interest rate risk predominately with forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouse and the IRLCs. Interest rate risk on the warehouse is managed via forward sale agreements. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149 and are marked to market accordingly.

MSRs are the discounted present value of future net servicing cash flows that are expected to be received from the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does rely on the natural counter-cyclicality of production activities to mitigate impairment risk.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.1 billion at September 30, 2005. A 10% decrease in share price of The Coca-Cola Company common stock at September 30, 2005 would result in a decrease, net of deferred taxes, of approximately $136 million in accumulated other comprehensive income.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. SunTrust manages this risk by structuring its balance sheet prudently and by maintaining borrowing resources to fund potential cash needs. The Company assesses liquidity needs in the form of increases in assets, maturing obligations, or deposit withdrawals, considering both operations in the normal course of business and in times of unusual events. In addition, the Company considers the off-balance sheet arrangements and commitments it has entered into, which could also affect the Company’s liquidity position. ALCO measures this risk, sets policies, and reviews adherence to those policies.

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 64.1% of the funding base on average for the third quarter of 2005 compared to 67.2% for the fourth quarter of 2004. Average customer based core deposits increased $3.5 billion, or 3.8%, compared to the fourth quarter of 2004. The increase was the result of successful marketing campaigns, continued growth from customer activity, and the relative appeal of alternative investments. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $53.3 billion at September 30, 2005 compared to $43.3 billion at December 31, 2004. The increase reflects the wholesale funding required for earning asset growth not supported by deposit growth.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and Fed funds, totaled $25.1 billion at September 30, 2005 compared to $16.5 billion at December 31, 2004. The increase was used to fund an increase in loans held for sale and loan growth in 2005.

The Company maintains access to a diversified base of wholesale funding sources. These sources include Fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of September 30, 2005, SunTrust Bank had $12.3 billion remaining under its Global Bank Note program. This capacity reflects a $500 million subordinated debt issuance in the first quarter of 2005, a $600 million senior debt issuance in the second quarter of 2005 and an $850 million subordinated debt issuance in the third quarter of 2005. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of September 30, 2005, the Parent Company had $1.5 billion in such sources compared to short-term debt of $684 million. The Parent Company also had $1.5 billion of availability remaining on its current shelf registration statement for the issuance of debt at September 30, 2005.

As detailed in Table 11, the Company had $94.3 billion in total commitments to extend credit at September 30, 2005 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $12.8 billion in letters of credit as of September 30, 2005, most of which are standby letters of credit that SunTrust Bank must fund if certain future events occur. Of this, approximately $6 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of September 30, 2005, the Company was in compliance with all covenants and provisions of these debt agreements.

Unfunded Lending Commitments	Table 11

(Dollars in millions) (Unaudited)	September 30 2005	December 31 2004
Unused lines of credit:
Commercial	$40,547.2	$37,316.5
Mortgage	24,457.7	14,710.5
Home equity lines	15,000.4	12,120.6
Commercial real estate	6,417.2	5,938.5
Commercial paper conduit	6,839.7	5,902.9
Commercial credit card	1,076.9	986.6

Total unused lines of credit	$94,339.1	$76,975.6

Letters of credit:
Financial standby	$12,313.5	$10,560.0
Performance standby	326.3	416.0
Commercial	141.1	149.1

Total letters of credit	$12,780.9	$11,125.1

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

Derivative hedging instrument activities are as follows:

Derivatives Hedging Activity	Table 12

	Notional Values[1]
(Dollars in millions)(Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2004	$25	$9,474	$9,499
Additions	3,421	6,311	9,732
Terminations	—	(900)	(900)
Dedesignation	—	(117)	(117)
Maturities	—	(1,101)	(1,101)

Balance, September 30, 2004	$3,446	$13,667	$17,113

Balance, January 1, 2005	$3,870	$13,482	$17,352
Additions	2,300	3,973	6,273
Terminations	(300)	(300)	(600)
Maturities	(3)	(1,923)	(1,926)

Balance, September 30, 2005	$5,867	$15,232	$21,099

[1]	Excludes the hedging activity for the Company’s mortgage loans in warehouse. At September 30, 2005 and 2004, mortgage notional amounts totaled $7.6 billion and $2.7 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end user:

Risk Management Derivative Financial Instruments [1]	Table 13

	As of September 30, 2005
(Dollars in millions)(Unaudited)	Notional Amount	Gross Unrealized Gains[7]	Gross Unrealized Losses [7]	Equity[10]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$5,800	$—	($71)	($44)	1.71
Fair value hedges:
Interest rate swaps [3]	67	1	—	—	1.93
Forward contracts [4]	7,627	28	—	—	0.08

Total asset hedges	$13,494	$29	($71)	($44)	0.79

Liability Hedges
Cash flow hedges
Interest rate swaps and swaptions [5]	$6,915	$73	$—	$46	1.65
Fair value hedges
Interest rate swaps [6]	8,317	10	(137)	—	7.92

Total liability hedges	$15,232	$83	($137)	$46	5.07

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [8]	$—	$—	$—	($13)	2.12
Fair value hedges
Interest rate swaps [9]	—	16	—	—	14.51

Total terminated/dedesignated hedges	$—	$16	$—	($13)	3.48

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 149. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at September 30, 2005.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents interest rate swaps designated as fair value hedges of fixed rate loans and reverse repurchase agreements.
[4]

Forward contracts are designated as fair value hedges of closed mortgage loans, including both fixed and floating, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 149, are not incorporated in this table.

[5]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.
[6]	Represents interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances, certificate and time deposits and other fixed rate debt.
[7]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.
[8]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $12.9 million of net losses, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[9]

Represents interest rate swaps that have been terminated as derivatives that qualify for hedge accounting. The interest rate swaps were designated as fair value hedges of fixed rate debt. The $16.1 million of pre-tax net gains recorded in a valuation account in long-term debt will be reclassified into earnings as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of September 30, 2005, $1.1 million of pre-tax net gains are expected to be reclassified as interest expense or interest income during the next twelve months.

[10]

At September 30, 2005, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $11.4 million, net of income taxes. Of this net of tax amount, a $1.5 million gain represents the effective portion of the net gains (losses) on derivatives that currently qualify as cash flow hedges, and a $12.9 million loss relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of September 30, 2005, $11.2 million of net losses, net of taxes, recorded in accumulated other comprehensive income are expected to be classified as interest income or interest expense during the next twelve months.

Risk Management Derivative Financial Instruments [1] , continued	Table 13

	As of December 31, 2004[1]
(Dollars in millions)(Unaudited)	Notional Amount	Gross Unrealized Gains [7]	Gross Unrealized Losses [7]	Equity[9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps[2]	$3,800	$1	($20)	($13)	2.39
Fair value hedges:
Interest rate swaps[3]	70	1	—	—	2.88
Forward contracts[4]	5,024	11	—	—	0.06

Total asset hedges	$8,894	$13	($20)	($13)	1.09

Liability Hedges
Cash flow hedges
Interest rate swaps[5]	$6,015	$43	($13)	$20	2.27
Fair value hedges
Interest rate swaps[6]	7,467	67	(106)	—	8.26

Total liability hedges	$13,482	$110	($119)	$20	5.58

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps[8]	$—	$—	$—	($14)	2.58

Total terminated/dedesignated hedges	$—	$—	$—	($14)	2.58

[1]

Includes only derivative financial instruments which are currently, or were previously designated as, qualifying hedges under SFAS No. 149. All of the Company's other derivative instruments are classified as trading. All interest rate swaps have resets of three months or less, and are the pay and receive rates in effect at December 31, 2004.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents interest rate swaps designated as fair value hedges of fixed-rate loans and reverse repurchase agreements.
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
[8]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $13.8 million of net losses, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[9]

At December 31, 2004, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $6.6 million, net of tax, that represents the effective portion of the net gains and losses on derivatives that qualify as cash flow hedging relationships. This includes an unrealized gain of $7.2 million on active hedges offset by a $13.8 million loss on terminated or dedesignated hedges. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2004, $12.1 million of net gains, net of taxes recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

The following table presents the contract/notional amount and credit risk amount of all the Company’s derivative positions.

Contract or Notional Amount	Table 14

	As of September 30, 2005			As of December 31, 2004
	Contract or Notional Amount		Credit Risk Amount	Contract or Notional Amount		Credit Risk Amount
(Dollars in millions)(Unaudited)	End User	For Customers[1]		End User	For Customers[1]
Derivatives contracts
Interest rate contracts:
Swaps	$21,319	$43,284	$545	$17,459	$42,507	$478
Futures and forwards	12,180	3,020	—	8,649	1,512	—
Caps/Floors	120	15,510	—	60	10,866	—

Total interest rate contracts	33,619	61,814	545	26,168	54,885	478
Foreign exchange rate contracts	—	5,431	105	—	6,020	78
Interest rate lock commitments	5,388	—	—	3,793	—	—
Other derivative contracts	1,469	6	266	1,549	468	179

Total derivatives contracts	$40,476	$67,251	$916	$31,510	$61,373	$735

[1]	Includes both long and short derivative contracts.

Operational Risk Management

The Company defines operational risk as the risk of loss resulting from inadequate or failed internal processes, people, and systems or external events. It includes compliance/legal risk which is the risk of loss from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards. SunTrust has established a corporate level Operational Risk Management function headed by the Chief Operational Risk Officer to support the management of operational risk. This structure includes an Operational Risk Manager and support staff embedded within each line of business and corporate function.

CAPITAL RESOURCES

SunTrust’s primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

The Company and subsidiary banks are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Banks are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets for the quarter. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of September 30, 2005, SunTrust Banks, Inc. had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.03%, 10.66% and 6.64%, respectively. SunTrust is committed to remaining well-capitalized.

In 2004, the Company issued approximately 76.4 million shares of SunTrust common stock with an aggregate value of approximately $5.4 billion for the purchase of NCF. The remaining $1.8 billion of the purchase price was funded with cash generated by a combination of $800 million of wholesale CDs issued in May of 2004 and $1 billion of senior debt issued in August of 2004.

In 2002, the Company raised $350 million of regulatory capital through the sale of preferred shares issued by a real estate investment trust subsidiary. This amount is reflected in other liabilities and totaled $482.3 million and $451.0 million, including accrued interest as of September 30, 2005 and December 31, 2004, respectively.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first nine months of 2005, the Company repurchased 2,775,000 shares for $196.4 million compared to 200,000 shares for $14.1 million repurchased in the first nine months of 2004. As of September 30, 2005, the Company was authorized to purchase up to an additional 3.3 million shares under current Board authorization.

Capital Ratios	Table 15

(Dollars in millions) (Unaudited)	September 30 2005	December 31 2004
Tier 1 capital	$10,663.0	$9,783.7
Total capital	16,160.5	14,152.6
Risk-weighted assets	151,632.7	136,642.8
Risk-based ratios:
Tier 1 capital	7.03%	7.16%
Total capital	10.66	10.36
Tier 1 leverage ratio	6.64	6.64

Total average shareholders’ equity to average assets (year to date)	9.91%	8.58%
Total shareholders’ equity to assets	9.70	10.06

VARIABLE INTEREST ENTITIES AND OFF-BALANCE SHEET ARRANGEMENTS

See Note 11 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding Management’s Discussion of results of operations and financial condition. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or reducing a liability. The Company has established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, these policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of the Company’s current accounting policies that are considered to involve significant management valuation judgments.

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

The Company’s financial results are substantially influenced by the Company’s process for determining an appropriate level for its ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise subjective judgment to estimate an appropriate allowance level. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially benefit or adversely affect net income. For additional discussion of the allowance for loan and lease losses, see pages 45 through 46 – Provision for Loan Losses and Allowance for Loan and Lease Losses.

Estimates of Fair Value

Fair value is defined as the amount at which a financial instrument could be exchanged in a transaction between willing, unrelated parties in a normal business transaction. The estimation of fair value is significant to a number of SunTrust’s assets and liabilities, including loans held for sale, investment securities, MSRs, OREO, other repossessed assets, retirement and postretirement benefit obligations as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value.

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

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. An impairment would be indicated if the carrying value of the goodwill of a reporting unit exceeds the fair value of a reporting unit. In determining the fair value of SunTrust’s reporting units, management uses discounted cash flow models which require assumptions about the Company’s revenue growth rate and the cost of equity.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 48 through 57.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities in 2005:

	Total number of shares purchased[1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[2]
January 1-31	485,000	$71.31	485,000	5,542,796
February 1-28	365,000	72.18	365,000	5,177,796
March 1-31	145,000	72.25	145,000	5,032,796
April 1-30	—	—	—	5,032,796
May 1-31	—	—	—	5,032,796
June 1-30	—	—	—	5,032,796
July 1-31	—	—	—	5,032,796
August 1-31	705,000	70.13	705,000	4,327,796
September 1-30	1,075,000	70.28	1,075,000	3,252,796

Total	2,775,000	$70.77	2,775,000

[1]

In addition to these repurchases, pursuant to SunTrust’s employee stock option plans, participants may exercise SunTrust stock options by surrendering shares of SunTrust common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in SunTrust’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the nine months ended September 30, 2005, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: January 2005 - 20,857 shares at an average price per share of $70.75; February 2005 - 15,206 shares at an average price per share of $72.56; March 2005 - 10,071 shares at an average price per share of $72.84; April 2005 - 2,459 shares at an average price per share of $71.38; May 2005 - 7,562 shares at an average price per share of $74.19; June 2005 - 6,502 shares at an average price per share of $72.74; July 2005 - 146,915 shares at an average price per share of $75.60. There were no shares of common stock surrendered by participants in the Company’s employee stock option plans in August or September 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of November, 2005.

SunTrust Banks, Inc.
(Registrant)

/S/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(Chief Accounting Officer)