Form 10-K
period 2005-12-31
SUNTRUST BANKS INC
filed 2006-02-28
CIK 750556

Securities and Exchange Commission

Washington, DC 20549

2005 FORM 10-K

Annual Report

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 1-8918

SunTrust Banks, Inc.

Incorporated in the State of Georgia

IRS Employer Identification Number 58-1575035

Address: 303 Peachtree Street, NE, Atlanta, GA 30308

Telephone: 404-588-7711

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock–$1.00 par value, which is registered on the New York Stock Exchange.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

SunTrust (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐

As of January 31, 2006, SunTrust had 362,555,710 shares of common stock outstanding. The aggregate market value of SunTrust common stock held by non-affiliates on June 30, 2005 was approximately $26 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, from SunTrust’s Proxy Statement for its 2006 Annual Shareholders’ Meeting, which will be filed with the Commission by February 28, 2006 (the “Proxy Statement”). Certain Part I and Part II information required by Form 10-K is incorporated by reference from the SunTrust Annual Report to Shareholders as indicated below. Except for parts of the SunTrust Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission.

		Page
Part I

Item 1	Business	1-62, inside back cover
Item 1A	Risk Factors	58-61
Item 1B	Not Applicable
Item 2	Properties	61
Item 3	Legal Proceedings	61
Item 4	Not Applicable

Part II

Item 5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18, 44, 55, inside front cover, inside back cover
Item 6	Selected Financial Data	18
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	35-41
Item 8	Financial Statements and Supplementary Data	44-45, 50-56, 63-105
Item 9	Not Applicable
Item 9A	Controls and Procedures	62
Item 9B	Other Information	62

Part III

Item 10	Directors and Executive Officers of the Registrant	Proxy Statement
Item 11	Executive Compensation	Proxy Statement
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Proxy Statement
Item 13	Certain Relationships and Related Transactions	Proxy Statement
Item 14	Principal Accountant Fees and Services	Proxy Statement

Part IV

Item 15	Exhibits and Financial Statement Schedules	107

Certain statistical data required by the Securities and Exchange Commission are included on pages 18-56.

EXECUTIVE OFFICERS

Name	Business Experience	Age
L. Phillip Humann	Chairman of the Board and Chief Executive Officer of SunTrust. Until December 2004, Mr. Humann was also President of SunTrust. He is a director of Coca-Cola Enterprises Inc., Equifax Inc. and Haverty Furniture Companies, Inc.	60

Mark A. Chancy	Corporate Executive Vice President and Chief Financial Officer of SunTrust since August 10, 2004. From July 2001 until August 10, 2004 he was Senior Vice President and Treasurer of SunTrust. From 1997 to July 2001 he was Chief Financial Officer of The Robinson-Humphrey Company. A subsidiary of SunTrust acquired the institutional business of The Robinson-Humphrey Company in July 2001.	41

Robert H. Coords	Corporate Executive Vice President and Chief Risk Officer of SunTrust since December 9, 2004. Prior to that, he was an Executive Vice President of SunTrust and Chief Efficiency and Quality Officer.	63

David F. Dierker	Corporate Executive Vice President and Chief Administrative Officer of SunTrust since December 9, 2004. From January 2000 to November 2004, Mr. Dierker served as Strategic Financial Officer of SunTrust.	48

Raymond D. Fortin	Corporate Executive Vice President since December 9, 2004 and General Counsel. Mr. Fortin is responsible for legal, corporate compliance and regulatory affairs and also serves as Corporate Secretary.	53

C. Eugene Kirby	Corporate Executive Vice President with responsibility for the Retail Banking line of business. Prior to 2002, Mr. Kirby was the Director of eBusiness for SunTrust and prior to that he was a regional Retail line of business manager.	46

Thomas E. Panther	Senior Vice President, Controller and Chief Accounting Officer of SunTrust since December 9, 2004. From October 12, 2004 until December 9, 2004, Mr. Panther served as interim Controller and Chief Accounting Officer. From February 2004 until his appointment as interim Controller, Mr. Panther served as SunTrust’s Line of Business Senior Financial Officer, where he was responsible for providing financial and strategic support to SunTrust’s lines of business. From October 2000 to February 2004, he served as Private Client Services Senior Financial Officer with SunTrust.	37

Name	Business Experience	Age
William R. Reed, Jr.	Vice Chairman of SunTrust since October 1, 2004, with responsibility for SunTrust’s 4 geographic banking groups and the Corporate Sales Administration function. From May 2003 to October 2004, Mr. Reed was President and Chief Executive Officer of National Commerce Financial Corporation. From July 2000 until May 2003 he was Chief Operating Officer for National Commerce Financial Corporation. National Commerce Financial Corporation merged into SunTrust on October 1, 2004.	59

William H. Rogers, Jr.	Corporate Executive Vice President with responsibility for the Wealth and Investment Management, Commercial and Mortgage lines of business. Since October 2000, Mr. Rogers has had responsibility for trust, investment and private client services. In December 2004, Mr. Rogers assumed responsibility for SunTrust’s Mortgage and Commercial lines of business as well.	48

R. Charles Shufeldt	Corporate Executive Vice President with responsibility for Corporate and Investment Banking. Since August 2000, Mr. Shufeldt has been an Executive Vice President and line of business head for SunTrust’s Corporate and Investment Banking Group.	55

Timothy E. Sullivan	Corporate Executive Vice President and Chief Information Officer since January 2003, with responsibility for technology and operations. Prior to January 2003, he served as Executive Vice President and group technology executive at Wells Fargo Corporation. Before that, he was Chief Information Officer at Kaiser Foundation Health Plan and also held a series of increasingly responsible technology and operations management positions, including Chief Information Officer at First Interstate Bank in Arizona.	55

James M. Wells III	President and Chief Operating Officer of SunTrust since December 9, 2004. From August 2000 until December 9, 2004, Mr. Wells was a Vice Chairman of SunTrust with responsibility for oversight of SunTrust’s Commercial, Retail, Mortgage and Wealth and Investment Management lines of business, as well as senior executive responsibility for SunTrust’s Marketing and Corporate Strategy units. Since February 2003, Mr. Wells has had responsibility for SunTrust’s technology and operations functions. On December 9, 2004, Mr. Wells added the Corporate and Investment Banking Group to his responsibilities.	59

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

EXHIBIT INDEX

Exhibit	Description	Sequential Page Number
3.1	Amended and Restated Articles of Incorporation of SunTrust Banks, Inc. (“Registrant”) effective as of November 14, 1989, and amendment effective as of April 24, 1998, incorporated by reference to Exhibit 3.1 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

3.2	Amendment to Restated Articles of Incorporation of Registrant, effective April 18, 2000, incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-08918).	*

3.3	Bylaws of Registrant, amended effective April 19, 2005, incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed April 19, 2005.	*

4.1	Indenture Agreement between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-00084.	*

4.2	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.3	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.4	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333- 25381.	*

4.5	Form of Indenture, dated as of February 1, 1985, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-61583.	*

4.6	Form of Indenture, dated as of September 1, 1993, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-50387.	*

4.7	Form of Third Supplemental Indenture (to Indenture dated as of February 1, 1985), dated as of July 1, 1992, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Registration Statement No. 333-61583.	*

4.8	Form of resolutions of the Board of Directors of Crestar Financial Corporation (now known as SunTrust Bank Holding Company) approving issuance of $150 million of 8 3/4% Subordinated Notes Due 2004, incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-61583.	*

Exhibit	Description	Sequential Page Number
4.9	Second Supplemental Indenture dated September 22, 2004, by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.9 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.10	First Supplemental Indenture dated as of March 27, 1997, between National Commerce Financial Corporation and the Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.11	Indenture dated as of March 27, 1997, between National Commerce Financial Corporation and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.12	Form of Guarantee Agreement entered into by National Commerce Financial Corporation and The Bank of New York, as Guarantee Trustee, and registered under the Securities Act of 1933, as amended, incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.13	Amended and Restated Declaration of Trust dated as of March 27, 1997, among National Commerce Financial Corporation, National Commerce Capital Trust I, The Bank of New York, as Institutional Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrators named therein, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.14	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Guarantee Agreement dated March 27, 1997), incorporated by reference to Exhibit 4.14 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.15	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Trust Agreement dated March 27, 1997), incorporated by reference to Exhibit 4.15 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.16	First Supplemental Indenture dated September 22, 2004, by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.16 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.17	Form of Junior Subordinated Indenture between National Commerce Financial Corporation and The Bank of New York, as Debenture Trustee, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

4.18	Form of Guarantee between National Commerce Financial Corporation, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

Exhibit	Description	Sequential Page Number
4.19	Form of Amended and Restated Trust Agreement between National Commerce Financial Corporation, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

4.20	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Guarantee Agreement dated December 14, 2001), incorporated by reference to Exhibit 9 to the Registrant’s Registration Statement on Form 8-A filed on October 1, 2004.	*

4.21	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Trust Agreement dated December 14, 2001), incorporated by reference to Exhibit 4.21 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.22	Form of First Supplemental Indenture (to Indenture dated as of September 1, 1993), dated as of January 1, 1998, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-61583.	*

Material Contracts and Executive Compensation Plans and Arrangements

10.1	SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, and First Amendment and Second Amendment thereto, incorporated by reference to Exhibit 10.1 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.2	Addition to Participation Exhibit to SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, incorporated by reference to Exhibit 10.2 to Registrant’s 2004 Annual Report on Form 10-K.	*

10.3	Fourth Amendment, dated February 10, 2005, to SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 11, 2005.	*

10.4	Fifth Amendment to the SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001.	(filed herewith)

10.5	SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August 13, 1996, and amendment effective as of November 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.6	Amendment, dated December 30, 2005, to SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated as of July 1, 1999, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed January 12, 2006.	*

10.7	SunTrust Banks, Inc. Performance Unit Plan, amended and restated as of March 14, 2005, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 19, 2005.	*

Exhibit	Description	Sequential Page Number
10.8	SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of March 14, 2005, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 19, 2005.	*

10.9	SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.12 to Registrant’s 1999 Annual Report on Form 10- K (File No. 001-08918).	*

10.10	Amendment Number One dated December 1, 2001 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.8 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.11	Amendment Number Two dated December 31, 2002 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.7 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.12	Amendment Number Four dated December 30, 2005 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed January 12, 2006.	*

10.13	SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.14	Amendment to SunTrust Banks, Inc. 1986 Executive Stock Plan, effective February 10, 1998, incorporated by reference to Exhibit 10.9 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.15	SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and First Amendment to Performance Stock Agreement effective February 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.16	SunTrust Banks, Inc. 1995 Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.17	Amendment to the SunTrust Banks, Inc. 1995 Executive Stock Plan, effective as of August 11, 1998, incorporated by reference to Exhibit 10.20 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.18	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, incorporated by reference to Exhibit A to Registrant’s 2000 Proxy Statement on Form 14A (File No. 001-08918).	*

10.19	SunTrust Banks, Inc. 2004 Stock Plan effective April 20, 2004, incorporated by reference to Exhibit B to the Registrant’s 2004 Proxy Statement on Form 14A.	*

10.20	SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999 and Amendment Number One, effective October 31, 1999, incorporated by reference to Exhibit 10.19 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.21	Amendment to Exhibit A to the SunTrust Banks, Inc. Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to Exhibit 10.21 of Registrant’s 2000 Annual Report on Form 10-K.	*

Exhibit	Description	Sequential Page Number
10.22	Amendment to SunTrust Banks, Inc., Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.16 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.23	SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of January 1, 1994, incorporated by reference to Exhibit 10.21 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.24	Crestar Financial Corporation Executive Life Insurance Plan, as amended and restated effective January 1, 1991, and amendments effective December 18, 1992, March 30, 1998, and December 30, 1998, incorporated by reference to Exhibit 10.23 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.25	Change in Control Agreements between Registrant and various executives, incorporated by reference to Exhibits 10.1 through 10.10 of Registrant’s Quarterly Report on Form 10-Q and Form 10-QA for the quarter ended March 31, 2001.	*

10.26	Change in Control Agreement dated August 10, 2004 between Registrant and Mark A. Chancy, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.27	Change in Control Agreement dated October 15, 2004 between Registrant and William R. Reed, Jr., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 20, 2004.	*

10.28	Change in Control Agreement dated March 22, 2001 between Registrant and William H. Rogers, Jr., incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.	*

10.29	Change in Control Agreement dated February 27, 2003 between Registrant and Timothy E. Sullivan, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.	*

10.30	Change in Control Agreement dated November 29, 2005 between Registrant and Thomas E. Panther, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 30, 2005.	*

10.31	Employment Agreement between Registrant and James M. Wells III, effective as of December 31, 1998, incorporated by reference to Exhibit 10.24 to Registrant's 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.32	Letter Agreement dated August 10, 2004 from Registrant to James M. Wells, III regarding split dollar life insurance, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.33	Crestar Financial Corporation Excess Benefit Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.29 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.34	United Virginia Bankshares, Incorporated Deferred Compensation Program under Incentive Compensation Plan of United Virginia Bankshares, Incorporated and Affiliated Corporation, amended and restated through December 7, 1983, incorporated by reference to Exhibit 10.30 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

Exhibit	Description	Sequential Page Number
10.35	Amendments (effective January 1, 1987 and January 1, 1988) to United Virginia Bankshares, incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares, Incorporated and Affiliated Corporations, incorporated by reference to Exhibit 10.29 of Registrant’s 2000 Annual Report on Form 10-K.	*

10.36	Amendment (effective January 1, 1994) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.30 to Registrant’s 2000 Annual Report on Form 10-K.	*

10.37	Amendment (effective September 21, 1995) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.34 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.38	Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, amended and restated through December 13, 1983 and amendments thereto (effective January 1, 1985, April 24, 1991, December 31, 1993 and October 23, 1998), incorporated by reference to Exhibit 10.35 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.39	Amendment (effective January 1, 1999) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation, incorporated by reference to Exhibit 10.32 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.40	Crestar Financial Corporation Additional Nonqualified Executive Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.36 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.41	Crestar Financial Corporation 1993 Stock Incentive Plan, as amended and restated effective February 28, 1997, incorporated by reference to Exhibit 10.40 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.42	Amendments (effective December 19, 1997) to Crestar Financial Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.38 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.43	Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995, incorporated by reference to Exhibit 10.37 to Registrant's 2000 Annual Report on Form 10-K.	*

10.44	Amendments (effective December 20, 1996) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.43 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.45	Amendments (effective December 17, 1997) to Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.44 to Registrant’s 2003 Annual Report on Form 10-K.	*

Exhibit	Description	Sequential Page Number
10.46	Amendments (effective December 19, 1997 and December 29, 1998) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.42 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.47	Crestar Financial Corporation Directors’ Equity Program, effective January 1, 1996, incorporated by reference to Exhibit 10.36 of Registrant’s 2001 Annual Report on Form 10- K.	*

10.48	Amendment (effective December 20, 1996) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.37 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.49	Amendment (effective September 26, 1997) to Crestar Financial Corporation Directors’ Equity Plan, incorporated by reference to Exhibit 10.48 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.50	Amendments (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.47 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.51	Amendment (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.44 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.52	Lighthouse Mortgage Corporation 1994 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-106638.	*

10.53	First Amendment to Restated Employment Agreement dated March 18, 2002 by and between National Commerce Financial Corporation and Thomas M. Garrott, incorporated by reference to Exhibit 10.2 to National Commerce Financial Corporation’s 2003 Annual Report on Form 10-K.	*

10.54	Amended and Restated Employment Agreement entered into as of November 1, 2001 by and between National Commerce Financial Corporation and Thomas M. Garrott, incorporated by reference to Exhibit 10.2 to the National Commerce Financial Corporation’s Form S-1/1filed December 5, 2001.	*

10.55	Change in Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and William R. Reed, Jr., incorporated by reference to Exhibit 10.32 to National Commerce Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

10.56	Deferred Compensation Agreement as of December 1, 1983, with Thomas M. Garrott, III, incorporated by reference to Exhibit 10c(2) to CCB Corporation’s Form 10-K for the year ended December 31, 1984 (File No. 06094).	*

10.57	2003 Stock Incentive Plan of National Commerce Financial Corporation, and amendments thereto, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333- 118963.	*

10.58	National Commerce Financial Corporation Amended and Restated Long Term Incentive Plan, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-118963.	*

Exhibit	Description	Sequential Page Number
10.59	SouthBanc Shares, Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-118963.	*

10.60	SouthBanc Shares, Inc. 2001 Stock Option Plan, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-118963.	*

10.61	National Commerce Bancorporation 1994 Stock Plan as Amended and Restated Effective November 1, 1996 and Further Amended by Amendment No. 1 Effective as of July 1, 1998 and Amendment No. 2 Effective as of June 29, 2000, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-118963.	*

10.62	Resolution authorizing Pension Restoration Plan, incorporated by reference to Exhibit 10(c)(7) to National Commerce Financial Corporation’s 1986 Annual Report on Form 10- K (File No. 0-6094).	*

10.63	National Commerce Financial Bancorporation Deferred Compensation Plan effective January 1, 1999, incorporated by reference to Exhibit 10.19 to National Commerce Financial Corporation’s 1998 Annual Report on Form 10-K (File No. 000-06094).	*

10.64	National Commerce Financial Corporation Equity Investment Plan and First Amendment thereto dated June 23, 2003, incorporated by reference to Exhibit 4.4 to National Commerce Financial Corporation’s Registration Statement No. 333-110983 (File No. 0- 6094).	*

10.65	Amendment, dated December 31, 2004, to National Commerce Financial Corporation Equity Investment Plan, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 11, 2005.	*

10.66	National Commerce Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.3 to National Commerce Financial Corporation’s 2001 Annual Report on Form 10-K.	*

10.67	Amendment, dated December 31, 2004, to National Commerce Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed February 11, 2005.	*

10.68	National Commerce Financial Corporation Director’s Fees Deferral Plan and First Amendment, effective January 1, 2002, incorporated by reference to Exhibit 10.64 to Registrant’s 2004 Annual Report on Form 10-K.	*

10.69	Agreement and Plan of Merger dated May 7, 2004 between SunTrust Banks, Inc. and National Commerce Financial Corporation, incorporated by reference to Appendix A to Amendment No. 3 to Registration Statement No. 333-116112.	*

10.70	Form of Deferral Election under the SunTrust Banks, Inc. Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.66 to Registrant’s 2004 Annual Report on Form 10-K.	*

10.71	Form of Deferral Election Under the SunTrust Banks, Inc. 401K Excess Plan, incorporated by reference to Exhibit 10.67 to Registrant’s 2004 Annual Report on Form 10-K.	*

10.72	Form of Non-Qualified Stock Option Agreement under the SunTrust Banks, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 10.68 to Registrant’s 2004 Annual Report on Form 10-K.	*

Exhibit	Description	Sequential Page Number

10.73	Split Dollar Collateral Assignment Agreement dated February 19, 1999 between National Commerce Bancorporation and William R. Reed, Jr. and excerpt from minutes of the April 20, 2004 Compensation Committee of National Commerce Financial Corporation approving the termination of such agreement, incorporated by reference to Exhibit 10.69 to Registrant’s 2004 Annual Report on Form 10-K.	*

10.74	Letter Agreement dated August 10, 2004 between the Registrant and James M. Wells III, incorporated by reference to Exhibit 10.70 to Registrant’s 2004 Annual Report on Form 10-K.	*

10.75	Form of Director Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed April 19, 2005.	*

10.76	Form of Director Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed April 19, 2005.	*

10.77	Description of compensation payable to certain executive officers of the Registrant, incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 17, 2006.	*

11.1	Statement re: Computation of Per Share Earnings.	(filed herewith)

12.1	Ratio of Earnings to Fixed Charges.	(filed herewith)

13.1	Registrant’s 2005 Annual Report to Shareholders.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

22.1	Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders, dated March 1, 2006, to be filed by March 8, 2006.

23.1	Consent of Independent Public Accountants.	(filed herewith)

31.1	Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

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

Certain statistical data required by the Securities and Exchange Commission are included on pages AR 18 thru AR 56.