Form 10-Q
period 2006-03-31
SUNTRUST BANKS INC
filed 2006-05-08
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

Commission File Number 001-08918

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At April 30, 2006, 363,627,519 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year 2006.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Income

	Three Months Ended March 31
(In thousands, except per share data) (Unaudited)	2006	2005
Interest Income
Interest and fees on loans	$1,765,885	$1,309,138
Interest on loans held for sale	177,882	86,142
Interest and dividends on securities available for sale
Taxable interest	250,839	262,445
Tax-exempt interest	9,439	8,725
Dividends[1]	32,247	25,856
Interest on funds sold and securities purchased under agreements to resell	11,962	9,683
Other interest	30,459	14,033

Total interest income	2,278,713	1,716,022

Interest Expense
Interest on deposits	705,610	322,477
Interest on funds purchased and securities sold under agreements to repurchase	112,208	56,190
Interest on other short-term borrowings	25,181	16,947
Interest on long-term debt	256,673	208,848

Total interest expense	1,099,672	604,462

Net Interest Income	1,179,041	1,111,560
Provision for loan losses	33,403	10,556

Net interest income after provision for loan losses	1,145,638	1,101,004

Noninterest Income
Service charges on deposit accounts	186,185	184,103
Trust and investment management income	168,089	164,515
Retail investment services	54,989	55,143
Other charges and fees	112,382	111,375
Investment banking income	51,815	50,007
Trading account profits and commissions	36,875	44,046
Card fees	56,603	48,156
Net gain on sale of RCM assets	—	19,874
Mortgage production related income	63,037	17,997
Mortgage servicing related income	44,710	12,210
Other income	76,717	52,047
Securities gains/(losses), net	104	(5,659)

Total noninterest income	851,506	753,814

Noninterest Expense
Employee compensation	556,530	516,504
Employee benefits	148,435	118,289
Net occupancy expense	81,044	75,851
Outside processing and software	94,892	82,848
Equipment expense	49,448	52,882
Marketing and customer development	42,646	31,629
Amortization of intangible assets	27,245	31,217
Merger expense	—	25,738
Other expense	226,251	198,948

Total noninterest expense	1,226,491	1,133,906

Income before provision for income taxes	770,653	720,912
Provision for income taxes	239,126	228,618

Net Income	$531,527	$492,294

Average common shares - diluted (thousands)	363,437	363,138
Average common shares - basic (thousands)	359,934	358,253
Net income per average common share - diluted	$1.46	$1.36
Net income per average common share - basic	1.48	1.37
[1]Includes dividends on common stock of
The Coca-Cola Company	14,963	13,515

See notes to consolidated financial statements

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	March 31 2006	December 31 2005
Assets
Cash and due from banks	$4,158,082	$4,659,664
Interest-bearing deposits in other banks	81,857	332,444
Funds sold and securities purchased under agreements to resell	1,108,841	1,313,498
Trading assets	2,937,137	2,811,225
Securities available for sale[1]	27,335,487	26,525,821
Loans held for sale	9,351,662	13,695,613
Loans	118,130,245	114,554,895
Allowance for loan and lease losses	(1,039,247)	(1,028,128)

Net loans	117,090,998	113,526,767
Premises and equipment	1,876,579	1,854,527
Goodwill	6,897,105	6,835,168
Other intangible assets	1,123,463	1,122,967
Customers’ acceptance liability	20,935	11,839
Other assets	6,894,330	7,023,308

Total assets	$178,876,476	$179,712,841

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$24,649,242	$26,327,663
Interest-bearing consumer and commercial deposits	73,290,646	71,244,719

Total consumer and commercial deposits	97,939,888	97,572,382
Brokered deposits	16,965,675	15,644,932
Foreign deposits	6,870,179	8,835,864

Total deposits	121,775,742	122,053,178
Funds purchased	4,346,238	4,258,013
Securities sold under agreements to repurchase	6,970,317	6,116,520
Other short-term borrowings	1,494,384	1,937,624
Long-term debt	18,919,961	20,779,249
Acceptances outstanding	20,935	11,839
Trading liabilities	1,734,328	1,529,325
Other liabilities	6,457,123	6,139,698

Total liabilities	161,719,028	162,825,446

Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,743,418	6,761,684
Retained earnings	9,621,597	9,310,978
Treasury stock, at cost, and other	(472,505)	(493,936)
Accumulated other comprehensive income	894,360	938,091

Total shareholders’ equity	17,157,448	16,887,395

Total liabilities and shareholders’ equity	$178,876,476	$179,712,841

Common shares outstanding	363,338,615	361,984,193
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	7,239,783	8,594,205
[1] Includes net unrealized gains on securities available for sale	$1,497,176	$1,572,033

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	360,840	$370,578	$6,749,219	$8,118,710	($528,558)	$1,276,950	$15,986,899
Net income	—	—	—	492,294	—	—	492,294
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	8,962	8,962
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(194,376)	(194,376)
Change related to supplemental retirement benefits, net of taxes	—	—	—	—	—	(940)	(940)

Total comprehensive income							305,940
Cash dividends declared, $0.55 per share	—	—	—	(198,430)	—	—	(198,430)
Exercise of stock options and stock compensation element expense	922	—	2,119	—	50,221	—	52,340
Acquisition of treasury stock	(995)	—	—	—	(71,405)	—	(71,405)
Performance and restricted stock activity	44	—	(2,821)	—	2,821	—	—
Amortization of compensation element of performance and restricted stock	—	—	—	—	3,011	—	3,011
Issuance of stock for employee benefit plans	366	—	5,646	—	20,120	—	25,766
Other activity	—	—	138	—	—	—	138

Balance, March 31, 2005	361,177	$370,578	$6,754,301	$8,412,574	($523,790)	$1,090,596	$16,104,259

Balance, January 1, 2006	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	—	—	—	531,527	—	—	531,527
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	—	—	—	—	—	4,357	4,357
Change in unrealized gains (losses) on securities, net of taxes	—	—	—	—	—	(48,912)	(48,912)
Change related to supplemental retirement benefits, net of taxes	—	—	—	—	—	824	824

Total comprehensive income							487,796
Cash dividends declared, $0.61 per share	—	—	—	(220,908)	—	—	(220,908)
Exercise of stock options and stock compensation element expense	1,033	—	2,664	—	63,841	—	66,505
Acquisition of treasury stock	(1,535)	—	—	—	(108,623)	—	(108,623)
Performance and restricted stock activity	971	—	(11,915)	—	9,161	—	(2,754)
Amortization of compensation element of performance and restricted stock	—	—	—	—	2,411	—	2,411
Issuance of stock for employee benefit plans	683	—	(11,231)	—	41,857	—	30,626
Issuance of stock for BancMortgage contingent consideration	203	—	2,216	—	12,784	—	15,000

Balance, March 31, 2006	363,339	$370,578	$6,743,418	$9,621,597	($472,505)	$894,360	$17,157,448

[1]	Balance at March 31, 2006 includes $399,505 for treasury stock and $73,000 for compensation element of restricted stock.

Balance at March 31, 2005 includes $490,612 for treasury stock and $33,178 for compensation element of restricted stock.

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2006	2005
Cash Flows from Operating Activities:
Net income	$531,527	$492,294
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on sale of RCM assets	—	(19,874)
Depreciation, amortization and accretion	196,053	180,334
Gain on sale of excess mortgage servicing rights	(24,429)	—
Origination of mortgage servicing rights	(127,209)	(68,640)
Provisions for loan losses and foreclosed property	34,013	11,530
Amortization of compensation element of performance and restricted stock	2,411	3,011
Stock option compensation	6,764	6,232
Excess tax benefits from stock-based compensation	(14,347)	—
Securities (gains)/losses	(104)	5,659
Net gain on sale of assets	(16,883)	(669)
Originated loans held for sale	(11,250,843)	(8,191,224)
Sales and securitizations of loans held for sale	15,598,771	7,815,908
Net increase in other assets	(134,802)	(1,044,282)
Net increase in other liabilities	607,551	400,491

Net cash provided by (used in) operating activities	5,408,473	(409,230)

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	755,837	1,164,013
Proceeds from sales of securities available for sale	246,690	1,515,016
Purchases of securities available for sale	(1,803,802)	(3,433,416)
Loan originations net of principal collected	(3,683,977)	(3,680,178)
Proceeds from sale of loans	68,447	31,048
Capital expenditures	(73,931)	(49,350)
Proceeds from the sale of other assets	8,477	7,740
Other investing activities	—	551

Net cash used in investing activities	(4,482,259)	(4,444,576)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	370,191	929,547
Net (decrease) increase in foreign and brokered deposits	(644,942)	3,247,845
Net increase in funds purchased and other short-term borrowings	498,782	875,708
Proceeds from the issuance of long-term debt	820	500,000
Repayment of long-term debt	(1,857,795)	(4,072)
Proceeds from the exercise of stock options	65,088	46,108
Acquisition of treasury stock	(108,623)	(71,405)
Excess tax benefits from stock-based compensation	14,347	—
Dividends paid	(220,908)	(198,430)

Net cash (used in) provided by financing activities	(1,883,040)	5,325,301

Net (decrease) increase in cash and cash equivalents	(956,826)	471,495
Cash and cash equivalents at beginning of period	6,305,606	5,488,939

Cash and cash equivalents at end of period	$5,348,780	$5,960,434

Supplemental Disclosures:
Interest paid	$1,062,015	$549,084
Income taxes paid	3,303	32,764
Income taxes refunded	11,520	610

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of SunTrust Banks, Inc. (“SunTrust” or “the Company”), its majority-owned subsidiaries, and variable interest entities (“VIEs”) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the date of acquisition. Results of operations associated with companies or net assets sold are included through the date of disposition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition. Investments in companies which are not VIEs, or where SunTrust is not the primary beneficiary in a VIE, that the Company owns a voting interest of 20% to 50%, and for which it may have significant influence over operating and financing decisions are accounted for using the equity method of accounting. These investments are included in other assets, and the Company’s proportionate share of income or loss is included in other noninterest income.

The consolidated interim financial statements of SunTrust are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 – Acquisitions/Dispositions

On March 31, 2006, SunTrust sold its 49% interest in First Market Bank, FSB (“First Market”). The sale of its approximately $79 million net investment resulted in a gain of $3.6 million which was recorded in other income in the Consolidated Statements of Income.

On March 30, 2006, SunTrust issued $15.0 million of common stock, or 202,866 shares, and $7.5 million in cash as contingent additional merger consideration to the former owners of BancMortgage Financial Corporation, a company acquired by National Commerce Financial Corporation (“NCF”) in 2002. NCF and its subsidiaries were purchased by SunTrust in 2004. Payment of the contingent consideration was made pursuant to the original purchase agreement between NCF and BancMortgage and was considered an adjustment to goodwill.

On March 17, 2006, SunTrust acquired 11 Florida Wal-Mart banking branches from Community Bank of Florida (“CBF”), based in Homestead, Florida. The Company acquired approximately $5.1 million in assets and $56.4 million in deposits and related liabilities. The transaction resulted in $1.1 million of other intangible assets which were deductible for tax purposes.

On March 10, 2006, SunTrust paid $3.9 million to the former owners of SunAmerica Mortgage (“SunAmerica”) that was contingent on the performance of SunAmerica. This resulted in $3.9 million of goodwill that was deductible for tax purposes. In 2003, SunTrust completed the acquisition of SunAmerica, one of the top mortgage lenders in Metro Atlanta.

On January 28, 2006, AMA Holdings, Inc. (“AMA Holdings”), a 100% subsidiary of SunTrust, exercised its right to call 98 minority member owned interests in AMA, LLC. The transaction resulted in $6.9 million of goodwill and $4.5 million of other intangibles related to client relationships which were both deductible for tax purposes. During the second quarter of 2005, AMA Holdings exercised its right to call 41 minority member owned interests in AMA, LLC which resulted in $3.3 million of goodwill that was also deductible for tax purposes. As of March 31, 2006, AMA Holdings owned 890 member interests of AMA, LLC, and 338 member

Notes to Consolidated Financial Statements (Unaudited) – continued

interests of AMA, LLC were owned by employees and former employees. 111 of the employee and former employee-owned interests may be called by AMA Holdings at its discretion, or put to AMA Holdings by the holders of the member interest, in accordance with the member agreement. The remaining 227 employee-owned interests may be subject to certain vesting requirements and may be put or called at certain dates in the future, in accordance with the member agreement.

On December 31, 2005, SunTrust sold its 100% interest in Carswell of Carolina, Inc., a full service insurance agency offering comprehensive insurance services to its clients, for cash totaling $10.9 million.

On March 31, 2005, SunTrust sold substantially all of the factoring assets of its factoring division, Receivables Capital Management (“RCM”), to an affiliate of CIT Group, Inc. The sale of approximately $238 million in net assets resulted in a gain of $30.0 million. This gain was partially offset by $10.1 million of expenses primarily related to the severance of RCM employees and the write-off of obsolete RCM financial systems and equipment. The net gain of $19.9 million was recorded in the Consolidated Statements of Income as a component of noninterest income. In the third quarter of 2005, an additional gain of $3.5 million was recorded due to the actual expense incurred for severance and the write-off of obsolete systems and equipment being less than what was estimated in the first quarter of 2005. As a result, the gain related to the RCM factoring asset sale totaled $23.4 million for the year ended December 31, 2005.

On January 27, 2005, AMA Holdings purchased the remaining 20% minority interest of Lighthouse Partners, LLC (“LHP”), a nonregistered limited liability company established to provide alternative investment strategies for clients. The transaction resulted in $39.8 million of goodwill and $11.1 million of other intangibles related to client relationships and noncompete agreements which were both deductible for tax purposes.

Note 3 – Accounting Developments

Accounting Policies Adopted

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Practice Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) clarifies and expands the guidance of SFAS No. 123 in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for non-substantive vesting provisions, and accounting for forfeitures. Under the provisions of SFAS No. 123(R), the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure and record compensation expense in share-based payment transactions at fair value, reduced by expected forfeitures. In accordance with SFAS 123(R), the Company changed its policy of recognizing forfeitures as they occur and began estimating the number of awards for which it is probable service will be rendered. The estimate of forfeitures adjusts the initial recognition of compensation expense and the estimated forfeitures will be subsequently adjusted through compensation expense to reflect actual forfeitures. Effective January 1, 2002, the Company adopted the fair value recognition provision of SFAS No. 123, prospectively, and began expensing the cost of stock options. As of December 31, 2005, all compensation expense related to awards granted prior to January 1, 2002 had been recognized. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. In conjuction with the adoption of SFAS 123(R), the Company refined its measurement of the expected stock price volatility calculation by using a daily average calculation.

Notes to Consolidated Financial Statements (Unaudited) – continued

The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for reporting and accounting for a change in accounting principle. This statement requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of APB Opinion No. 20, “Accounting Changes,” that relate to reporting the correction of an error in previously issued financial statements and a change in accounting estimate are carried forward in SFAS No. 154. SFAS No. 154 also carries forward the provisions of SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28,” that govern the reporting of accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 on January 1, 2006. The adoption of this Statement did not impact the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 requires companies to evaluate interests in securitized financial assets to determine whether they are freestanding derivatives or hybrid instruments that contain embedded derivatives requiring bifurcation from the host contract. SFAS No. 155 also permits companies to measure certain hybrid financial instruments at fair value in their entirety if they contain embedded derivatives that would otherwise require bifurcation in accordance with SFAS No. 133. The election may be made on an instrument-by-instrument basis and is irrevocable. Additionally, the Derivative Implementation Group (“DIG”) issued DIG Issues B38 and B39 in June 2005, which both clarify whether certain options embedded in debt instruments require bifurcation under SFAS No. 133. SunTrust adopted SFAS No. 155 and DIG Issues B38 and B39 as of January 1, 2006. The adoption of these pronouncements did not have a material impact on the Company’s financial position or results of operations.

Recently Issued And Pending Accounting Pronouncements

In July 2005, the FASB issued a proposed FASB Staff Position (“FSP”) No. 13-a, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP No. 13-a indicates that a change in the timing of the realization of tax benefits on a leveraged lease will require recalculation of that lease. In January 2006, the FASB reached a tentative decision that an entity would not have to reclassify a lease from leveraged lease accounting if, as a result of the most recent recalculation, the lease no longer qualifies as a leveraged lease. SunTrust is currently in the process of evaluating the impact that this proposed guidance, if finalized, would have on the Company’s financial position and results of operations. The FASB expects to issue the final FSP in the second quarter of 2006 with an anticipated effective date of January 1, 2007 for calendar year companies.

In July 2005, the FASB issued an exposure draft of a Proposed Interpretation, “Accounting for Uncertain Tax Positions – an interpretation of FASB Statement No. 109.” This exposure draft clarifies guidance on the recognition and measurement of uncertain tax positions and, if issued, may result in companies revising their threshold for recognizing tax benefits that have some degree of uncertainty. The exposure draft also addresses the accrual of any interest and penalties related to tax uncertainties. The FASB expects to issue the Final Interpretation, which would include amendments to SFAS No. 109, “Accounting for Income Taxes,” in the second quarter of 2006 with an anticipated effective date of January 1, 2007 for calendar year companies. SunTrust is currently in the process of evaluating the impact that this exposure draft, if finalized, would have on the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited) – continued

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement requires that all separately recognized servicing rights be initially measured at fair value. Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly. SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets. Additional disclosures for all separately recognized servicing rights are also required. This Statement is effective January 1, 2007 for calendar year companies. SunTrust is currently in the process of evaluating the impact that SFAS No. 156 will have on the Company’s financial position and results of operations.

In March 2006, the FASB issued an exposure draft of a Proposed Statement, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This proposal requires that companies recognize the overfunded or underfunded status of a defined benefit postretirement plan in the statement of financial position. If issued, SunTrust would record its net funded position related to its retirement benefits plan, supplemental retirement benefits plan, and other postretirement benefits plan on the Consolidated Balance Sheets with an offsetting impact, net of tax, to beginning equity. The Company would also reclassify its unrecognized actuarial gains and losses and unrecognized prior service cost to beginning accumulated other comprehensive income, net of tax. Any transition asset or transition obligation remaining from the initial application of SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” should be recognized in opening retained earnings, net of tax. Additionally, post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. Finally, under the proposed guidance companies will no longer be permitted to use a measurement date other than the date of their fiscal year end. The Company currently uses a December 31 measurement date. The FASB expects to issue a final standard during the third quarter of 2006. If issued as currently proposed, this statement would be effective December 31, 2006 with retrospective application for all periods presented.

In April 2006, the FASB issued FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” The FSP states that an evaluation of the design of the entity should be the single method used to understand variability when applying FIN 46(R) as opposed to alternative methods used to measure the amount of variability. This FSP introduces two steps to analyze the design of the entity and to determine the variability. Step one requires an analysis of the nature of the risks in the entity including credit risk, interest rate risk, foreign currency exchange risk, commodity price risk, equity price risk, and operations risk. Step two requires a determination of the purpose for which the entity is created and determination of the variability the entity is designed to create and pass along to its interest holders. Although this is a new approach, the conclusions will often be the same under the guidance of this FSP as those reached using other approaches. This FSP is to be applied on a prospective basis beginning July 1, 2006, to all entities that an enterprise becomes involved with and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred. SunTrust is currently in the process of evaluating the impact that this standard will have on the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 4 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended March 31		% Change
(Dollars in thousands)	2006	2005
Balance at beginning of period	$1,028,128	$1,050,024	(2.1)
Provision for loan losses	33,403	10,556	216.4
Loan charge-offs	(54,266)	(65,093)	(16.6)
Loan recoveries	31,982	28,259	13.2

Balance at end of period	$1,039,247	$1,023,746	1.5

Note 5 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its 2005 annual review as of September 30, 2005, and determined there was no impairment of goodwill as of this date. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2005 and 2006 are as follows:

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2005	$4,875,347	$1,267,452	$148,362	$243,808	$260,905	$10,139	$6,806,013
NCF purchase adjustments	15,920	(2,662)	(705)	(283)	(571)	(141)	11,558
Purchase of LHP minority shares	—	—	—	—	39,801	—	39,801
SunAmerica contingent consideration	—	—	—	4,349	—	—	4,349

Balance, March 31, 2005	$4,891,267	$1,264,790	$147,657	$247,874	$300,135	$9,998	$6,861,721

Balance, January 1, 2006	$4,873,158	$1,261,363	$147,470	$247,985	$297,857	$7,335	$6,835,168
NCF purchase adjustments	23,636	3,480	198	571	685	31	28,601
BancMortgage contingent consideration	—	—	—	22,500	—	—	22,500
Purchase of AMA, LLC minority shares	—	—	—	—	6,930	—	6,930
SunAmerica contingent consideration	—	—	—	3,906	—	—	3,906

Balance, March 31, 2006	$4,896,794	$1,264,843	$147,668	$274,962	$305,472	$7,366	$6,897,105

US GAAP requires net assets acquired in a business combination to be recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition. However, tax related adjustments are permitted to extend beyond one year due to their nature and complexity. The purchase adjustments in the above table represent adjustments to the estimated fair value of the acquired net assets within the guidelines under US GAAP.

Notes to Consolidated Financial Statements (Unaudited) – continued

The changes in the carrying amounts of other intangible assets for the three months ended March 31, 2006 and 2005 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2005	$424,143	$482,392	$154,916	$1,061,451
Amortization	(26,411)	(36,839)	(4,806)	(68,056)
Servicing rights originated	—	68,640	—	68,640
Purchase of LHP minority shares	—	—	11,119	11,119

Balance, March 31, 2005	$397,732	$514,193	$161,229	$1,073,154

Balance, January 1, 2006	$324,743	$657,604	$140,620	$1,122,967
Amortization	(22,545)	(43,984)	(4,700)	(71,229)
Servicing rights originated	—	127,209	—	127,209
CBF branch acquisition	1,085	—	—	1,085
Reclass to marketable securities	—	—	(1,050)	(1,050)
Purchase of AMA, LLC minority shares	—	—	4,473	4,473
Sale of excess mortgage servicing rights	—	(59,992)	—	(59,992)

Balance, March 31, 2006	$303,283	$680,837	$139,343	$1,123,463

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the full year 2006 and the subsequent years is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
Full year 2006	$84,216	$18,512	$102,728
2007	68,959	18,291	87,250
2008	53,616	16,363	69,979
2009	36,529	13,143	49,672
2010	28,781	11,552	40,333
Thereafter	53,727	66,182	119,909

Total	$325,828	$144,043	$469,871

Note 6 – Securitizations

In March 2006, the Company securitized $750.2 million of student loans in exchange for net proceeds totaling $750.1 million and retained interests of $27.6 million. The Company recognized a pretax gain of $2.5 million. The retained interests are classified on the Consolidated Balance Sheets as securities available for sale and the fair value as of March 31, 2006 was $28.3 million. Fair value was derived using the following assumptions: a discount rate of 9% and prepayment speed of 15% for 2006 and 6% for each year thereafter resulting in a weighted average life of six years. In addition, the Company is the master servicer for the securitized student loans and subservices its servicing responsibilities to an external third party.

Additionally, in March 2006, the Company sold $60.0 million of excess mortgage servicing rights into a securitization in exchange for net proceeds of $74.0 million and retained interests of $10.4 million. A pretax gain of $24.4 million was recognized as a result of the transaction. At March 31, 2006, the retained interests were classified on the Consolidated Balance Sheets as securities available for sale and were valued at $15.9 million based on dealer prices. The Company continues to perform servicing for the underlying mortgage loans.

In the first quarter of 2006, the Company sold leveraged commercial loans to a securitization vehicle in exchange for net proceeds of $234.4 million. A pretax gain of $1.2 million was recognized as a result of the transaction. Interests retained from the securitization are classified on the Consolidated Balance Sheets as securities available for sale and the fair value as of March 31, 2006 was $3.9 million. Fair value was determined based on prices paid for recent market trades.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 7 – Employee Benefit Plans

The Company provides stock-based awards through the SunTrust Banks, Inc. 2004 Stock Plan (“Stock Plan”) under which the Compensation Committee (“Committee”) has the authority to grant Stock Options, Restricted Stock, and Performance-based Restricted Stock (“Performance Stock”) to key employees of the Company. Under the 2004 Stock Plan, a total of 14 million shares of common stock is authorized and reserved for issuance, of which no more than 2.8 million shares may be issued as Restricted Stock. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest over three years. Upon option exercise, shares are issued to employees from treasury stock and generally have a maximum contractual life of ten years.

Shares of restricted stock may be granted to employees and directors and typically vest over three years. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Plan. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited or vested. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period.

With respect to currently outstanding Performance Stock, shares must be granted, awarded and vested before participants take full title. After Performance Stock is granted by the Committee, specified portions are awarded based on increases in the average price of SunTrust common stock above the initial price specified by the Committee. Awards are distributed, subject to continued employment, on the earliest of (i) fifteen years after the date shares are awarded to participants; (ii) the participant attaining age 64; (iii) death or disability of a participant; or (iv) a change in control of the Company as defined in the Stock Plan. Dividends are paid on awarded but unvested Performance Stock, and participants may exercise voting privileges on such shares.

The compensation element for Performance Stock (which is deferred and shown as a reduction of shareholders’ equity) is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the period from the award date to the participant attaining age 64 or the 15th anniversary of the award date whichever comes first. Approximately 40% of Performance Stock awarded became fully vested on February 10, 2000 and is no longer subject to the forfeiture condition set forth in the original agreements. This early-vested Performance Stock was converted into an equal number of “Phantom Stock Units” as of that date. Payment of Phantom Stock Units will be made to participants in shares of SunTrust common stock upon the earlier to occur of (1) the date on which the participant would have vested in his or her Performance Stock or (2) the date of a change in control. Dividend equivalents will be paid at the same rate as the shares of Performance Stock; however, these units will not carry voting privileges.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model that uses assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock, using daily price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. The expected dividend yield is based on recent dividend history, given that yields are reasonably stable. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant.

Notes to Consolidated Financial Statements (Unaudited) – continued

The weighted average fair value of options granted during the first quarters of 2006 and 2005 were $16.53 and $8.11 per share, respectively. The increase in fair value was due to the change in methodology used to calculate the expected stock price volatility. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	2006	2005
Expected dividend yield	3.18%	2.80%
Expected stock price volatility	25.76	12.02
Risk-free interest rate (weighted average)	4.51	3.61
Expected life of options	6 years	5 years

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, December 31, 2005	21,790,455	$14.18 - $76.50	$62.46	2,326,969	$26,222	$—
Granted	945,908	71.03 - 75.34	71.05	694,365	49,321	71.03
Exercised/vested	(1,061,965)	14.18 - 74.89	51.72	(600,070)	—	—
Cancelled/expired/forfeited	(127,928)	14.18 - 73.19	67.85	(1,846)	(132)	—
Amortization of compensation element	—	—	—	—	(2,411)	—

Balance, March 31, 2006	21,546,470	$14.56 - $76.50	$63.33	2,419,418	$73,000	$—

Exercisable, March 31, 2006	13,490,086		$57.74

Available for additional grant, March 31, 2006 [1]	10,384,054

[1]	Includes 1.8 million shares available to be issued as Restricted Stock.

The following table presents information on stock options by ranges of exercise price at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable at March 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
$14.56 to $49.46	1,735,852	$40.80	3.83	$55,473	1,735,852	$40.80	3.83	$55,473
$49.75 to $64.57	8,889,769	56.45	5.66	144,995	8,802,669	56.42	5.66	143,805
$64.73 to $76.50	10,920,849	72.51	7.25	2,678	2,951,565	71.64	3.62	3,313

	21,546,470	$63.33	6.32	$203,146	13,490,086	$57.74	4.98	$202,591

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $23.5 million. Total fair value of performance and restricted shares vested was $13.1 million and $5.0 million, net of tax, for the three months ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $115.2 million unrecognized stock-based compensation expense related to nonvested stock options, performance and restricted stock, which is expected to be recognized over a weighted average period of 2.13 years.

Notes to Consolidated Financial Statements (Unaudited) – continued

	Three Months Ended March 31
(In thousands)	2006	2005
Stock-based compensation expense:
Stock options	$6,229	$6,088
Performance and restricted stock	2,411	3,011

Total stock-based compensation expense	$8,640	$9,099

The recognized tax benefit amounted to $3.3 million and $3.5 million for the three months ended March 31, 2006 and 2005.

In the first quarter of 2006, SunTrust contributed $82 million to its noncontributory qualified retirement plan (“Retirement Benefits” plan) related to the 2006 plan year. The expected long-term rate of return on plan assets is 8.5% for 2006.

Anticipated employer contributions/benefit payments for the full year 2006 remain at $8.1 million for the Supplemental Retirement Benefit plans. For the first quarter of 2006, the actual contributions/benefit payments totaled $1.2 million.

	Three Months Ended March 31
	2006			2005
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$18,308	$547	$780	$16,500	$575	$775
Interest cost	25,219	1,742	2,728	23,675	1,500	2,425
Expected return on plan assets	(40,367)	—	(2,031)	(39,100)	—	(2,225)
Amortization of prior service cost	(120)	883	—	(125)	550	—
Recognized net actuarial loss	13,687	1,350	2,478	8,900	1,325	1,550
Amortization of initial transition obligation	—	—	580	—	—	575
Participant information adjustment	—	—	—	(14,600)	—	—
Partial settlement	300	54	—	—	3,140	—

Net periodic benefit cost	$17,027	$4,576	$4,535	($4,750)	$7,090	$3,100

Note 8 – Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005 was calculated as follows:

	Three Months Ended March 31
(Dollars in thousands)	2006	2005
Comprehensive income:
Net income	$531,527	$492,294
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	(48,912)	(194,376)
Change in unrealized gains (losses) on derivatives, net of taxes	4,357	8,962
Change related to supplemental retirement benefits, net of taxes	824	(940)

Total comprehensive income	$487,796	$305,940

Notes to Consolidated Financial Statements (Unaudited) – continued

The components of accumulated other comprehensive income were as follows:

	Three Months Ended
(Dollars in thousands)	March 31 2006	December 31 2005

Unrealized net gain on available for sale securities	$922,905	$971,817
Unrealized net loss on derivative financial instruments	(12,982)	(17,339)
Supplemental retirement benefits	(15,563)	(16,387)

Total accumulated other comprehensive income	$894,360	$938,091

Note 9 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 0.3 million and 9.2 million related to stock options for the periods ended March 31, 2006 and 2005, respectively, were excluded from the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2006 and 2005 is included in the following table:

	Three Months Ended March 31
(In thousands, except per share data)	2006	2005
Diluted
Net income	$531,527	$492,294

Average basic common shares	359,934	358,253
Effect of dilutive securities:
Stock options	2,140	3,108
Performance and restricted stock	1,363	1,777

Average diluted common shares	363,437	363,138

Earnings per average common share - diluted	$1.46	$1.36

Basic
Net income	$531,527	$492,294

Average basic common shares	359,934	358,253

Earnings per average common share - basic	$1.48	$1.37

Note 10 – Business Segment Reporting

The Company uses a line of business management structure to measure business activities. The Company has five primary functional lines of business: Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage.

The Retail line of business includes loans, deposits, and other fee-based services for consumers and business clients with less than $5 million in sales (up to $10 million in sales in larger metropolitan markets). Clients are serviced through an extensive network of traditional and in-store branches, ATMs, the Internet and the telephone.

The Commercial line of business provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. This line of business primarily serves business clients between $5 million and $250 million in annual revenues and clients specializing in commercial real estate activities.

Corporate and Investment Banking is comprised of the following businesses: corporate banking, investment banking, capital markets businesses, commercial leasing, and merchant banking. The corporate banking strategy is focused on companies with revenues in excess of $250 million and is organized along industry specialty and geographic lines.

Notes to Consolidated Financial Statements (Unaudited) – continued

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (brokerage and individual wealth management), Asset Management Advisors and Institutional Investment Management and Administration.

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

In addition, the Company reports a Corporate Other and Treasury segment which includes the investment securities portfolio, long-term debt, capital, short-term liquidity and funding activities, balance sheet risk management including derivative hedging activities, office premises, and certain support activities not currently allocated to the aforementioned lines of business. Any internal management reporting transactions not already eliminated in the results of the functional lines of business are reflected in Reconciling Items.

The Company continues to augment its internal management reporting methodologies. Currently, the lines of business’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provides an enhanced view of analyzing the lines of business’ financial performance. The internal allocations include the following: match maturity funds transfer pricing and a fully taxable-equivalent (“FTE”) gross-up on tax exempt loans and securites to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Beginning January 2006, income tax expense is calculated based on a marginal income tax rate which is modified to reflect the impact of various income tax adjustments and credits that are unique to each business segment. Future enhancements to line of business segment profitability reporting are expected to include: the attribution of economic capital and the use of expected loss in lieu of net charge-offs. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period, and will provide updated historical year-to-date, quarterly, and annual schedules.

Notes to Consolidated Financial Statements (Unaudited) – continued

The tables below disclose selected financial information for SunTrust’s reportable segments for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,503,934	$33,880,940	$23,365,829	$39,570,090	$8,899,981	$114,359,991	($80,962,482)	$177,618,283
Average total liabilities	67,285,422	14,156,903	8,835,014	1,740,984	9,349,192	59,174,478	24,485	160,566,478
Average total equity	—	—	—	—	—	—	17,051,805	17,051,805
Net interest income	$593,012	$222,710	$61,853	$148,443	$92,391	($17,772)	$78,404	$1,179,041
Fully taxable-equivalent adjustment (FTE)	22	10,073	6,498	—	16	3,729	—	20,338

Net interest income (FTE)[1]	593,034	232,783	68,351	148,443	92,407	(14,043)	78,404	1,199,379
Provision for loan losses[2]	19,718	(1,097)	(395)	2,766	192	1,100	11,119	33,403

Net interest income after provision for loan losses	573,316	233,880	68,746	145,677	92,215	(15,143)	67,285	1,165,976
Noninterest income	257,692	67,934	157,007	120,346	238,797	25,402	(15,672)	851,506
Noninterest expense	528,886	159,104	123,190	142,967	258,402	29,593	(15,651)	1,226,491

Net income before taxes	302,122	142,710	102,563	123,056	72,610	(19,334)	67,264	790,991
Provision for income taxes[3]	111,630	35,932	38,408	43,360	26,956	(21,776)	24,954	259,464

Net income	$190,492	$106,778	$64,155	$79,696	$45,654	$2,442	$42,310	$531,527

	Three Months Ended March 31, 2005
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$35,791,383	$32,083,484	$19,618,227	$29,053,845	$8,304,128	$103,108,743	($66,741,588)	$161,218,222
Average total liabilities	63,664,129	13,756,876	7,392,059	1,483,419	9,570,719	49,575,002	(343,412)	145,098,792
Average total equity	—	—	—	—	—	—	16,119,430	16,119,430
Net interest income	$522,011	$201,313	$55,223	$125,439	$77,373	$13,139	$117,062	$1,111,560
Fully taxable-equivalent adjustment (FTE)	15	8,978	4,838	—	14	3,821	—	17,666

Net interest income (FTE)[1]	522,026	210,291	60,061	125,439	77,387	16,960	117,062	1,129,226
Provision for loan losses[2]	32,597	(390)	(708)	1,054	251	1,785	(24,033)	10,556

Net interest income after provision for loan losses	489,429	210,681	60,769	124,385	77,136	15,175	141,095	1,118,670
Noninterest income	237,265	57,110	176,372	44,827	232,705	18,196	(12,661)	753,814
Noninterest expense	499,665	146,691	120,938	111,675	241,765	25,101	(11,929)	1,133,906

Net income before taxes	227,029	121,100	116,203	57,537	68,076	8,270	140,363	738,578
Provision for income taxes[3]	85,403	29,560	43,739	19,362	25,353	2,317	40,550	246,284

Net income	$141,626	$91,540	$72,464	$38,175	$42,723	$5,953	$99,813	$492,294

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the lines of business.

[2]	Provision for loan losses represents net charge-offs for the functional lines of business.

[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 11 – Variable Interest Entities and Off-Balance Sheet Arrangements

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller commercial paper conduit, Three Pillars Funding LLC (“Three Pillars”). Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper. The result is a favorable funding arrangement for these clients.

Three Pillars has issued a subordinated note to a third party. The holder of this note absorbs the majority of Three Pillars’ expected losses. The subordinated note investor, therefore, is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of March 31, 2006 and December 31, 2005, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $5.6 billion and $4.7 billion, respectively, consisting of primarily secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $5.9 million and $5.5 million for the quarters ended March 31, 2006 and 2005, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of March 31, 2006, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $7.7 billion and $683.5 million, respectively, compared to $7.2 billion and $707.1 million, respectively, as of December 31, 2005. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

On March 23, 2006, the Company sold a majority of the equity in a securitization vehicle that was consolidated by the Company under FIN 46(R) at December 31, 2005. As a result of the sale, the Company is no longer considered the primary beneficiary of this VIE and therefore deconsolidated the securitization vehicle. The Company’s remaining contractual relationships with that securitization vehicle, including a 15% interest in the preferred shares, are not considered to be significant variable interests in this VIE.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $794.1 million and $803.0 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at March 31, 2006 and December 31, 2005, respectively. The Company’s maximum exposure to loss for these limited partner investments at March 31, 2006 totaled $353.4 million as compared to $357.9 million at December 31, 2005. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

SunTrust is the managing general partner of a number of non-registered investment limited partnerships which have been established to provide alternative investment strategies for its clients. In reviewing the partnerships for consolidation, SunTrust determined that these were voting interest entities and accordingly considered the consolidation guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the terms of SunTrust’s non-registered investment limited partnerships, the limited partners have certain rights, such as the right to remove the general partner, or “kick-out rights”, as indicated in EITF Issue No. 04-5. Therefore, SunTrust, as the general partner, is precluded from consolidating the limited partnerships.

Notes to Consolidated Financial Statements (Unaudited) – continued

Note 12 – Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”), the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of March 31, 2006, which have characteristics as specified by FIN 45.

Letters Of Credit

Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a client to a third party in borrowing arrangements, such as commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients and may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as either financial standby, performance standby, or commercial letters of credit. Commercial letters of credit are specifically excluded from the disclosure and recognition requirements of FIN 45.

As of March 31, 2006 and December 31, 2005, the maximum potential amount of the Company’s obligation was $13.1 billion and $13.3 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $121.3 million and $113.8 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2006 and December 31, 2005, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $86.6 million and $163.0 million as of March 31, 2006 and December 31, 2005, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of March 31, 2006. If required, these contingent payments would be payable within the next three years.

Notes to Consolidated Financial Statements (Unaudited) – continued

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350.0 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of March 31, 2006 and December 31, 2005, $503.9 million and $492.9 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance of the Series B Preferred Stock.

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their clients’ securities transactions and to hold clients’ accounts. Under their respective agreements, STIS and STCM agree to indemnify the clearing broker for losses that result from a client’s failure to fulfill their contractual obligations. As the clearing broker’s rights to charge STIS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse through cash or securities held in the defaulting clients’ accounts. For the three months ended March 31, 2006, SunTrust experienced minimal net losses as a result of the indemnity. The clearing agreements for STIS and STCM expire in May 2010.

The Company has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The notional amount outstanding as of March 31, 2006 and December 31, 2005 was $497.1 million and $664.2 million, respectively. As of March 31, 2006, the notional amounts expire as follows: $165.0 million in 2006, $30.0 million in 2007, $87.0 million in 2008, $34.8 million in 2009, $78.0 million in 2010, and $102.3 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. In addition, there are certain purchased credit default swap contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company.

Note 13 – Concentrations of Credit Risk

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk (whether on- or off-balance sheet) arising from financial instruments can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country.

Notes to Consolidated Financial Statements (Unaudited) – continued

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2006, the Company had $46.2 billion in residential real estate loans, representing 39.1% of total loans, and an additional $16.7 billion in commitments to extend credit on such loans. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans, which comprised approximately 30% of loans secured by residential real estate. The risk in each loan type is mitigated and controlled by managing the timing of payment shock, private mortgage insurance and underwriting guidelines. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $413.4 million as of March 31, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia and the District of Columbia. Within its geographic footprint, the Company operates under five business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

SunTrust has 1,677 full-service branches, including in-store branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,786 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the first quarter of 2006 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2005 Annual Report found on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2006 presentation. In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis, and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The Company also presents diluted earnings per share excluding merger expense and efficiency ratio excluding merger expense related to the NCF acquisition. The Company believes the exclusion of the merger charges, which represent incremental costs to integrate NCF’s operations, is more reflective of normalized operations. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains and a return on average total assets (“ROA”). The return on average realized shareholders’ equity and return on average assets less net unrealized securities gains exclude realized securities gains and losses, The Coca-Cola Company dividend, and net unrealized securities gains. Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.0 billion as of March 31, 2006, the Company believes ROA and ROE excluding these impacts from the Company’s securities portfolio is the more comparative performance measure when being evaluated against other companies. The Company provides reconcilements on pages 26 through 27 for all non US GAAP financial measures.

The information provided herein, including estimates of future operating results for SunTrust may constitute forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) which involve significant risks and uncertainties. The forward looking statements are intended to be subject to the safe harbor protection provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements preceded by, followed by or that include the words “intends,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions or future conditional verbs such as “will,” “should,” “would,” and “could.” Actual results could differ materially from those contained in or implied by such statements for a variety of reasons including, but not limited to: changes in interest rates, changes in accounting principles, policies, or guidelines, significant changes in the economic scenario, margin compression, significant changes in legislation or regulatory requirements, changes in business conditions or the competitive banking environment, significant changes in securities markets, and litigation risks. Additional factors are described in the Company’s Annual Report on Form 10-K under the heading “Risk Factors.” SunTrust does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

EARNINGS OVERVIEW

SunTrust reported earnings of $531.5 million for the first quarter of 2006, an increase of $39.2 million, or 8.0%, compared to the same period of the prior year. Reported diluted earnings per share were $1.46 and $1.36 for the three months ended March 31, 2006 and 2005, respectively. Diluted earnings per share excluding merger expense, which excluded $16.0 million of after-tax merger charges for the first quarter of 2005, were $1.40 for the first quarter of 2005.

Net interest income was $1,199.4 million for the first quarter of 2006, an increase of $70.2 million, or 6.2%, from the first quarter of 2005. The primary driver of the increase was strong growth in loans and loans held for sale. Average loans increased $13.0 billion, or 12.6%, from the first quarter of 2005. The net interest margin decreased 15 basis points from the first quarter of 2005 to the first quarter of 2006 due to higher short-term borrowing costs and tighter spreads resulting from the continued flattening of the yield curve.

Provision for loan losses was $33.4 million in the first quarter of 2006, an increase of $22.8 million, or 216.4%, from the same period of the prior year. The increase in the provision was primarily attributed to loan growth resulting from continued demand for mortgage portfolio products and construction lending. Credit quality continued to be outstanding for the first quarter of 2006, as evidenced by the net charge-off ratio and level of nonperforming loans. Annualized net charge-offs to average loans were 0.08% for the first quarter of 2006 compared to 0.14% for the same period last year. Nonperforming loans totaled $289.7 million, or 0.25% of total loans at March 31, 2006, compared to $296.3 million, or 0.26% of total loans at December 31, 2005.

Total noninterest income was $851.5 million for the first quarter of 2006, an increase of $97.7 million, or 13.0%, from the same period of the prior year. A significant portion of the income growth resulted from growth in mortgage production and servicing income, while improvements in trust and investment management income and card fees also contributed to the increase. Net securities gains totaled $0.1 million in the first quarter of 2006 compared to net losses of $5.7 million in the first quarter of 2005. The 2006 improvement in noninterest income was achieved despite the first quarter of 2005 including a net gain of $19.9 million on the sale of substantially all of the assets of RCM. (See Note 2 to the Consolidated Financial Statements.)

Total noninterest expense was $1,226.5 million for the first quarter of 2006, an increase of $92.6 million, or 8.2%, from the same period of the prior year. Personnel expenses in the first quarter of 2006 increased $70.1 million, or 11.1%, from the prior year period. The increase was attributed to normal merit increases, higher pension expenses, increased incentive based payments, and a higher headcount. Also negatively impacting noninterest expense were increases in outside processing and software expense due to higher transaction volume, increases in marketing and customer development expense resulting from the Company’s marketing campaigns focusing on customer acquisition and deposit promotion, as well as an increase in consulting and legal expense primarily related to consulting costs for the Company’s risk management process initiatives. Offsetting these increases was the absence of merger expense for the first quarter of 2006 compared to $25.7 million incurred during the first quarter of 2005.

Selected Quarterly Financial Data	Table 1

	Three Months Ended March 31
(Dollars in millions, except per share data) (Unaudited)	2006	2005
Summary of Operations
Interest and dividend income	$2,278.7	$1,716.0
Interest expense	1,099.7	604.4

Net interest income	1,179.0	1,111.6
Provision for loan losses	33.4	10.6

Net interest income after provision for loan losses	1,145.6	1,101.0
Noninterest income	851.5	753.8
Noninterest expense	1,226.5	1,133.9

Income before provision for income taxes	770.6	720.9
Provision for income taxes	239.1	228.6

Net income	$531.5	$492.3

Net interest income - FTE	$1,199.4	$1,129.2
Total revenue - FTE	2,050.9	1,883.0
Per Common Share
Diluted	$1.46	$1.36
Diluted excluding merger expense	1.46	1.40
Basic	1.48	1.37
Dividends declared	0.61	0.55
Book value	47.22	44.59
Market price:
High	76.75	74.18
Low	69.68	69.00
Close	72.76	72.07
Selected Average Balances
Total assets	$177,618.3	$161,218.2
Earning assets	156,713.6	140,852.8
Loans	116,262.3	103,215.8
Consumer and commercial deposits	95,292.4	90,967.8
Brokered and foreign deposits	24,651.7	13,424.4
Total shareholders’ equity	17,051.8	16,119.4
Total average shareholders’ equity to average assets	9.60%	10.00%
Average common shares - diluted (thousands)	363,437	363,138
Average common shares - basic (thousands)	359,934	358,253
Financial Ratios (Annualized)
Return on average total assets	1.21%	1.24%
Return on average assets less net unrealized securities gains	1.19	1.23
Return on average total shareholders’ equity	12.64	12.39
Return on average realized shareholders’ equity	13.06	13.23
Net interest margin	3.10	3.25
Efficiency ratio	59.80	60.22
Efficiency ratio excluding merger expense	59.80	58.85
Tangible efficiency ratio	58.47	58.56
Tangible equity to tangible assets	5.72	5.52
Capital Adequacy
Tier 1 capital ratio	7.26	7.07
Total capital ratio	10.88	10.44
Tier 1 leverage ratio	6.71	6.61

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended March 31
(Dollars in millions, except per share data) (Unaudited)	2006	2005
Reconcilement of Non US GAAP Financial Measures
Net income	$531.5	$492.3
Securities (gains)/losses, net of tax	(0.1)	3.5

Net income excluding net securities (gains)/losses	531.4	495.8
The Coca-Cola Company dividend, net of tax	(13.3)	(12.0)

Net income excluding net securities (gains)/losses and The Coca-Cola Company dividend	$518.1	$483.8

Net income	$531.5	$492.3
Merger expense, net of tax	—	16.0

Net income excluding merger expense	$531.5	$508.3

Noninterest expense	$1,226.5	$1,133.9
Merger expense	—	(25.7)

Noninterest expense excluding merger expense	$1,226.5	$1,108.2

Diluted earnings per share	$1.46	$1.36
Impact of excluding merger expense	—	0.04

Diluted earnings per share excluding merger expense	$1.46	$1.40

Efficiency ratio	59.80%	60.22%
Impact of excluding merger expense	—	(1.37)

Efficiency ratio excluding merger expense	59.80%	58.85%

Efficiency ratio	59.80%	60.22%
Impact of excluding amortization of intangible assets	(1.33)	(1.66)

Tangible efficiency ratio	58.47%	58.56%

Tangible efficiency ratio	58.47%	58.56%
Impact of excluding merger expense	—	(1.37)

Tangible efficiency ratio excluding merger expense	58.47	57.19
Impact of net gain on sale of RCM assets	—	0.61

Tangible efficiency ratio excluding merger expense and net gain on sale of RCM assets	58.47%	57.80%

Total average assets	$177,618.3	$161,218.2
Average net unrealized securities gains	(1,612.8)	(2,032.8)

Average assets less net unrealized securities gains	$176,005.5	$159,185.4

Total average equity	$17,051.8	$16,119.4
Average accumulated other comprehensive income	(963.7)	(1,285.3)

Total average realized equity	$16,088.1	$14,834.1

Return on average total assets	1.21%	1.24%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.02)	(0.01)

Return on average total assets less net unrealized securities gains [1]	1.19%	1.23%

Return on average total shareholders’ equity	12.64%	12.39%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	0.42	0.84

Return on average realized shareholders’ equity [2]	13.06%	13.23%

[1]	Computed by dividing annualized net income, excluding tax effected net securities gains and The Coca-Cola Company dividend, by average assets less net unrealized gains/losses on securities.

[2]	Computed by dividing annualized net income, excluding tax effected net securities gains/losses and The Coca-Cola Company dividend, by average realized shareholders’ equity.

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended March 31
(Dollars in millions, except per share data) (Unaudited)	2006	2005
Reconcilement of Non US GAAP Financial Measures
Total shareholders’ equity	$17,157,448	$16,104,259
Goodwill	(6,897,105)	(6,861,721)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,123,463)	(1,073,154)
Mortgage servicing rights	680,837	514,193

Tangible equity	$9,817,717	$8,683,577

Total assets	$178,876,476	$164,810,954
Goodwill	(6,897,105)	(6,861,721)
Other intangible assets including MSRs	(1,123,463)	(1,073,154)
Mortgage servicing rights	680,837	514,193

Tangible assets	$171,536,745	$157,390,272

Tangible equity to tangible assets	5.72%	5.52%

Net interest income	$1,179.0	$1,111.6
FTE adjustment	20.4	17.6

Net interest income - FTE	1,199.4	1,129.2
Noninterest income	851.5	753.8

Total revenue - FTE	2,050.9	1,883.0
Securities (gains)/losses	(0.1)	5.7

Total revenue excluding securities (gains)/losses	$2,050.8	$1,888.7

CONSOLIDATED FINANCIAL PERFORMANCE

Net Interest Income/Margin

Net interest income was $1,199.4 million for the first quarter of 2006, an increase of $70.2 million, or 6.2%, from the first quarter of 2005. Strong growth in loans and loans held for sale were the primary drivers of the increase in net interest income.

The net interest margin decreased 15 basis points from 3.25% in the first quarter of 2005 to 3.10% in the first quarter of 2006 primarily due to higher short-term borrowing costs and tighter spreads resulting from the continued flattening of the yield curve. The earning asset yield for the first quarter of 2006 increased 96 basis points from the first quarter of 2005. Loan yield increased 102 basis points and securities available for sale yields increased 36 basis points from the prior year. In the first quarter of 2006, the total interest-bearing liability costs increased 133 basis points from the first quarter of 2005.

While both short-term and long-term interest rates have risen for the last year, the yield curve has flattened considerably. The Federal Reserve Bank Fed Funds rate averaged 4.44% for the first quarter of 2006, an increase of 199 basis points over the first quarter 2005 average, and one-month LIBOR increased 197 basis points to average 4.61% in the first quarter 2006. In contrast, the five-year swap rate averaged 5.03%, an increase of 74 basis points over the first quarter 2005 average, and the ten-year swap rate increased 39 basis points over the same time period to an average rate of 5.09%. As a result, incremental asset growth, in particular mortgage loans and mortgage loans held for sale, has been funded at tighter spreads due to higher short-term borrowing costs.

Average earning assets were up 11.3% and average interest-bearing liabilities increased 11.7% for the first quarter of 2006 versus the first quarter of 2005. Average loans increased $13.0 billion, or 12.6%, average securities available for sale decreased $2.5 billion, or 9.0%, and average loans held for sale increased $5.0 billion, or 77.7%, in the first quarter of 2006 compared to the first quarter of 2005.

The Company continued to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Campaigns to attract client deposits were implemented in 2005 and continued in the first quarter of 2006 as evidenced by the 34.8% increase in marketing and customer development expense, and a $4.3 billion increase in average consumer and commercial deposits compared to the first quarter of 2005.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact on net interest margin of one basis point for the first quarter of 2006 and 2005. Table 2 contains more detailed information concerning average loans, yields and rates paid.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid	Table 2

	Three Months Ended
	March 31, 2006			March 31, 2005
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$31,489.6	$456.4	5.80%	$23,435.7	$300.5	5.13%
Real estate construction	11,117.5	195.6	7.14	9,621.2	134.8	5.68
Real estate home equity lines	13,389.9	235.1	7.12	11,573.7	152.8	5.35
Real estate commercial	12,780.4	204.4	6.49	9,537.0	124.8	5.31
Commercial - FTE[1]	33,064.5	482.8	5.92	33,423.9	394.9	4.79
Business credit card	278.1	4.4	6.30	197.7	3.4	6.81
Consumer - direct	5,284.8	84.2	6.46	6,767.2	96.6	5.79
Consumer - indirect	8,553.0	115.2	5.46	8,384.4	112.1	5.42
Nonaccrual and restructured	304.5	4.1	5.52	275.0	2.8	4.19

Total loans [1]	116,262.3	1,782.2	6.22	103,215.8	1,322.7	5.20
Securities available for sale:[1]
Taxable	23,927.9	283.1	4.73	26,477.7	288.3	4.36
Tax-exempt - FTE[1]	916.5	13.4	5.85	836.1	12.7	6.10

Total securities available for sale - FTE[1]	24,844.4	296.5	4.77	27,313.8	301.0	4.41
Funds sold and securities purchased under agreements to resell	1,130.1	12.0	4.23	1,604.3	9.7	2.41
Loans held for sale	11,359.6	177.9	6.26	6,393.2	86.1	5.39
Interest-bearing deposits	293.6	2.4	3.34	17.5	0.1	1.60
Trading assets	2,823.6	28.1	4.04	2,308.2	14.1	2.48

Total earning assets	156,713.6	2,299.1	5.95	140,852.8	1,733.7	4.99
Allowance for loan and lease losses	(1,037.8)			(1,065.5)
Cash and due from banks	4,056.0			4,309.5
Premises and equipment	1,871.1			1,862.9
Other assets	14,402.6			13,225.7
Unrealized gains on securities available for sale	1,612.8			2,032.8

Total assets	$177,618.3			$161,218.2

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$17,000.0	$60.5	1.44%	$17,479.8	$33.8	0.78%
Money market accounts	25,628.4	146.6	2.32	24,767.4	82.1	1.34
Savings	5,291.2	15.0	1.15	7,506.9	15.5	0.84
Consumer time	13,894.6	117.3	3.42	12,324.0	75.1	2.47
Other time	9,579.6	91.7	3.88	5,166.6	34.9	2.74

Total interest-bearing consumer and commercial deposits	71,393.8	431.1	2.45	67,244.7	241.4	1.46
Brokered deposits	15,447.9	172.7	4.47	6,462.1	41.1	2.54
Foreign deposits	9,203.8	101.8	4.42	6,962.3	40.0	2.30

Total interest-bearing deposits	96,045.5	705.6	2.98	80,669.1	322.5	1.62
Funds purchased	3,974.9	43.8	4.40	3,870.1	23.4	2.42
Securities sold under agreements to repurchase	6,865.1	68.4	3.99	6,263.9	32.8	2.09
Other short-term borrowings	1,866.6	25.2	5.47	2,591.3	17.0	2.65
Long-term debt	20,413.0	256.7	5.10	22,197.7	208.8	3.82

Total interest-bearing liabilities	129,165.1	1,099.7	3.45	115,592.1	604.5	2.12
Noninterest-bearing deposits	23,898.6			23,723.1
Other liabilities	7,502.8			5,783.6
Shareholders’ equity	17,051.8			16,119.4

Total liabilities and shareholders’ equity	$177,618.3			$161,218.2

Interest Rate Spread			2.50%			2.87%

Net Interest Income - FTE [1,2]		$1,199.4			$1,129.2

Net Interest Margin			3.10%			3.25%

[1]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $20.4 million, $20.0 million, and $17.6 million in the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

[2]

Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income $6.5 million and increased net interest income $10.7 million and $37.6 million in the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

Noninterest Income

Noninterest income increased $97.7 million, or 13.0%, from the first quarter of 2005 to the first quarter of 2006. Positively impacting noninterest income were increases in trust and investment management income, card fees, mortgage related income, and other income. The sale of factoring assets in the first quarter of 2005 resulted in a net gain of $19.9 million.

Trust and investment management income increased $3.6 million, or 2.2%, compared to the first quarter of 2005. An overall increase in assets under management resulted in higher income. Assets under management increased 6.1% from March 31, 2005 due to new business and an increase in equity market valuations.

Card fees, which include credit and debit card fees, increased $8.4 million, or 17.5%, compared to the first quarter of 2005. The increase from the first quarter of 2005 was primarily due to an increase in interchange fee income due to increased transaction volume and size. The higher transaction volumes were due to increased debit card penetration (number of account holders who have debit cards), and a higher average purchase amount per transaction which continued to trend upward as consumers increased the use of this form of payment.

Combined mortgage related income increased $77.5 million, or 256.7%, from first quarter of 2005. Mortgage production income increased $45.0 million, or 250.3%, compared to 2005. The growth was due to a higher level of loan sales to investors in the first quarter of 2006. Loan sales were up $4.9 billion, or 92.2%, to a record level of $10.3 billion for the first quarter of 2006. Mortgage servicing income increased $32.5 million, or 266.2%, compared to 2005 primarily due to a larger servicing portfolio, a reduction in the mortgage servicing amortization rate and the securitization and subsequent sale of a portion of excess mortgage servicing rights. This excess servicing sale resulted in a gain of $24.4 million.

Other income increased $24.6 million, or 47.4%, compared to the first quarter of 2005. Contributing to the increase was a $3.6 million net gain on the sale of the Company’s investment in First Market, a $1.6 million gain on the sale of the Company’s stock transfer business, as well as the $2.5 million net gain on the sale of securitized student loans. In addition, the Company realized a $4.4 million gain during the first quarter of 2006 related to the receipt of a one-time cash dividend and the conversion of SunTrust’s membership in the New York Stock Exchange (“NYSE”) into equity securities as a result of the merger of the NYSE with Archipelago Holdings. Affordable Housing revenue also contributed to the increase due to a 15% increase in the number of properties owned.

Noninterest Income	Table 3

	Three Months Ended March 31		% Change
(Dollars in millions) (Unaudited)	2006	2005
Service charges on deposit accounts	$186.2	$184.1	1.1
Trust and investment management income	168.1	164.5	2.2
Retail investment services	55.0	55.1	(0.3)
Other charges and fees	112.4	111.4	0.9
Investment banking income	51.8	50.0	3.6
Trading account profits and commissions	36.9	44.0	(16.3)
Card fees	56.6	48.2	17.5
Net gain on sale of RCM assets	—	19.9	(100.0)
Mortgage production related income	63.0	18.0	250.3
Mortgage servicing related income	44.7	12.2	266.2
Other income	76.7	52.1	47.4
Securities gains/(losses), net	0.1	(5.7)	101.8

Total noninterest income	$851.5	$753.8	13.0

Noninterest Expense

Noninterest expense increased $92.6 million, or 8.2%, compared to the first quarter of 2005. Compared to the first quarter of 2005, total personnel expense increased $70.1 million, or 11.1%. The increase was primarily due to merit increases, higher pension expense, increased incentive costs, and increased headcount. Headcount increased from 33,139 as of March 31, 2005, to 33,697 as of March 31, 2006. The increase in incentives was primarily due to an increase in commission and performance based incentives resulting from strong business volumes in all lines of business and an increase in the number of incentive plan participants.

Net occupancy expense increased $5.1 million, or 6.8%, compared to the first quarter of 2005. The increase was driven by higher rent and utility costs. Outside processing and software increased $12.1 million, or 14.5%, compared to the first quarter of 2005 mainly due to higher processing costs associated with higher transaction volumes.

Marketing and customer development expense increased $11.0 million, or 34.8%, primarily due to the Company’s marketing campaigns focusing on customer acquisition and deposit promotion. Consulting and legal expense increased $11.0 million, or 78.7%, primarily attributable to initiatives undertaken to enhance the Company’s risk management processes.

Noninterest expense was further impacted by a $6.8 million, or 39.4%, increase in credit and collection services primarily due to increased loan volumes, especially mortgages and home equity lines. Other staff expense increased $4.4 million, or 23.9%, compared to the first quarter of 2005, due to increased severance and transportation costs. Included in the first quarter of 2005 was merger expense of $25.7 million. As of December 31, 2005, the Company had recognized all merger expense related to the NCF integration process.

The efficiency ratio improved to 59.8% in the first quarter of 2006 compared to 60.2% in the first quarter of 2005. The efficiency ratio excluding merger expense was 59.8% in the first quarter of 2006 compared to 58.9% in the first quarter of 2005.

Noninterest Expense	Table 4

	Three Months Ended March 31		% Change
(Dollars in millions) (Unaudited)	2006	2005
Employee compensation	$556.5	$516.5	7.7
Employee benefits	148.4	118.3	25.5

Total personnel expense	704.9	634.8	11.1
Net occupancy expense	81.0	75.9	6.8
Outside processing and software	94.9	82.8	14.5
Equipment expense	49.4	52.9	(6.5)
Marketing and customer development	42.6	31.6	34.8
Amortization of intangible assets	27.2	31.2	(12.7)
Consulting and legal	24.9	13.9	78.7
Credit and collection services	24.3	17.5	39.4
Postage and delivery	23.4	20.6	13.3
Other staff expense	23.0	18.6	23.9
Communications	18.0	19.8	(9.2)
Operating supplies	14.1	13.5	4.5
FDIC premiums	5.5	5.9	(6.3)
Other real estate income	0.1	1.0	(90.6)
Merger expense	—	25.7	(100.0)
Other expense	93.2	88.2	5.7

Total noninterest expense	$1,226.5	$1,133.9	8.2

Year-over-year growth rate	8.2%	27.4%
Year-over-year growth rate excluding merger expense	10.7	24.6
Efficiency ratio	59.8	60.2
Efficiency ratio excluding merger expense	59.8	58.9

Income Taxes

The provision for income taxes was $239.1 million for the first quarter of 2006, compared to $228.6 million for the same period of the prior year. This represents a 31.0% effective tax rate for the first quarter of 2006 compared to 31.7% for the first quarter of 2005. The Company expects the 2006 annual effective tax rate to be between 31-32%, which is within the range of the Company’s effective tax rate for the past several years.

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company managed the portfolio in the first quarter of 2006 with the goal of continuing to improve yield while slightly increasing the size to take advantage of higher interest rates. The average yield for the first quarter of 2006 improved to 4.77% compared to 4.41% in the first quarter of 2005 and 4.61% in the fourth quarter of 2005. Given improved market opportunities from higher interest rates, the Company lengthened the estimated average life of the portfolio to 3.8 years at March 31, 2006 from 3.3 years at December 31, 2005. Likewise, the portfolio’s average duration increased to 3.0 as of March 31, 2006 from 2.8 as of December 31, 2005. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 3.0 suggests an expected price change of 3.0% for a one percent instantaneous change in interest rates, without considering any embedded call or prepayment options. The size of the securities portfolio increased $809.7 million, or 3.1%, to $27.3 billion, or 15.3% of total assets at March 31, 2006, up from $26.5 billion, or 14.8% of total assets at December 31, 2005. The current mix of securities as of March 31, 2006 is shown in Table 5, Securities Available for Sale, compared to December 31, 2005.

The carrying value of the investment portfolio, all of which is classified as securities available for sale, reflected $1.5 billion in net unrealized gains at March 31, 2006, including a $2.0 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The net unrealized gain of this common stock investment increased $77.7 million, while the net unrealized loss on the remainder of the portfolio increased $152.5 million compared to December 31, 2005, reflecting the increase in market interest rates during the first quarter of 2006. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income. The Company reviews all of its securities with unrealized losses for other-than-temporary impairment at least quarterly. As part of these reviews in the first quarter of 2006, the Company has determined that no impairment charges were deemed necessary this quarter.

Securities Available for Sale	Table 5

	March 31, 2006		December 31, 2005
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$3,195.0	$3,129.1	$2,593.8	$2,547.0
States and political subdivisions	931.7	935.8	914.1	925.7
Asset-backed securities	1,623.0	1,593.1	1,630.8	1,612.7
Mortgage-backed securities	17,729.3	17,287.2	17,354.5	17,022.6
Corporate bonds	977.0	953.4	1,090.6	1,070.4
Common stock of The Coca-Cola Company	0.1	2,023.3	0.1	1,945.6
Other securities[1]	1,382.2	1,413.6	1,369.9	1,401.8

Total securities available for sale	$25,838.3	$27,335.5	$24,953.8	$26,525.8

[1]	Includes $862.1 million and $860.1 million at March 31, 2006 and December 31, 2005, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

The following section, “Enterprise Risk Management,” includes additional discussion of Consolidated Financial Performance which aligns the specific performance metrics with the respective categories of risk.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, SunTrust is exposed to various risks. To manage the major risks that are inherent to the Company and to provide reasonable assurance that key business objectives will be achieved, the Company has established an enterprise risk governance process. Moreover, the Company has policies and various risk management processes designed to identify, monitor, and manage risk. These risks are organized into three main categories: credit risk, market risk (including liquidity risk), and operational risk (including compliance risk).

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of SunTrust clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, off-balance sheet exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under interest rate and foreign exchange derivative products. As credit risk is an essential component of many of the products and services provided by the Company to its clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of its lines of business and capital adequacy of the enterprise.

SunTrust manages and monitors extensions of credit risk through initial underwriting processes and periodic reviews. SunTrust maintains underwriting standards in accordance with credit policies and procedures, and Credit Risk Management conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management periodically reviews its lines of business to monitor asset quality trends and the appropriateness of credit policies. In particular, total borrower exposure limits are established and concentration risk is monitored. SunTrust has made a major commitment to maintain and enhance comprehensive credit systems in order to be compliant with business requirements and evolving regulatory standards. As part of a continuous improvement process, SunTrust Credit Risk Management evaluates potential enhancements to its risk measurement and management tools, implementing them as appropriate along with amended credit policies and procedures.

Borrower/counterparty (obligor) risk and facility risk are evaluated using the Company’s risk rating methodology, which has been implemented in the lines of business representing the largest total credit exposures. SunTrust uses various risk models in the estimation of expected and unexpected losses. These models incorporate both internal and external default and loss experience. To the extent possible, the Company collects internal data to ensure the validity, reliability, and accuracy of its risk models used in default and loss estimation.

Loans

Total loans at March 31, 2006 were $118.1 billion, an increase of $3.6 billion, or 3.1%, from December 31, 2005. Residential mortgages increased $2.5 billion, or 8.3%, compared to December 31, 2005. This growth was due to continued demand for portfolio products. Additionally impacting loan growth was strong demand for construction lending resulting in a $1.0 billion, or 9.2%, increase in construction loans compared to December 31, 2005. Commercial loans declined $267.4 million, or 0.8%, from December 31, 2005, driven by the pay down of certain shorter-term corporate lending facilities, which were largely related to merger and acquisition activity and are temporary in nature.

Loans held for sale, which predominantly consists of warehoused mortgage loans, were $9.4 billion, a decrease of $4.3 billion, or 31.7%, from December 31, 2005. The decrease was attributable to a record level of mortgage loan sales. Also contributing to the decline was a student loan securitization of $750.2 million. The net gain on the sale of these securitized student loans was $2.5 million and was recorded in other income.

Loan Portfolio by Types of Loans	Table 6

(Dollars in millions) (Unaudited)	March 31 2006	December 31 2005	% Change
Commercial	$33,496.8	$33,764.2	(0.8)
Real estate:
Home equity lines	13,791.7	13,635.7	1.1
Construction	12,068.5	11,046.9	9.2
Residential mortgages	32,366.6	29,877.3	8.3
Commercial real estate	12,571.0	12,516.0	0.4
Consumer:
Direct	5,421.7	5,060.8	7.1
Indirect	8,130.5	8,389.5	(3.1)
Business credit card	283.4	264.5	7.1

Total loans	$118,130.2	$114,554.9	3.1

Loans held for sale	$9,351.7	$13,695.6	(31.7)

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $33.4 million in the first quarter of 2006, an increase of $22.8 million from the first quarter of 2005. Net charge-offs for the first quarter of 2006 were $22.3 million, a decrease of $14.6 million, or 39.5%, from the $36.9 million of net charge-offs recorded in the same period of the prior year. The decline in net charge-offs was primarily due to lower charge-offs in the Company’s consumer indirect portfolio. The provision for loan losses was $11.1 million greater than net charge-offs for the first quarter of 2006, resulting in a corresponding increase to the allowance for loan and lease losses (“ALLL”). This increase was due to the 3.1% increase in loans from December 31, 2005, primarily in the residential real estate and construction loan categories.

SunTrust maintains an allowance for loan and lease losses that it believes is adequate to absorb probable losses in the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluations consider prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. In addition to the review of credit quality through ongoing credit review processes, the Company constructs a comprehensive allowance analysis for its credit portfolios on a quarterly basis. The SunTrust ALLL Committee has the responsibility of affirming the allowance methodology and assessing all of the risk elements in order to determine the appropriate level of allowance for the inherent losses in the portfolio at the point in time being reviewed.

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

At March 31, 2006, SunTrust’s ALLL totaled $1,039.2 million, or 0.88% of total loans, compared to $1,028.1 million, or 0.90% of total loans at December 31, 2005. The increase in the ALLL was driven by strong loan growth in the first quarter of 2006. The two basis point decline in the ratio of ALLL to total loans was primarily driven by the amount of loan growth in residential mortgage secured products which have historically experienced low loss rates. The allowance as a percentage of total nonperforming loans increased from 346.9% at December 31, 2005 to 358.7% at March 31, 2006.

Summary of Loan Loss Experience	Table 7

	Three Months Ended March 31		% Change[1]
(Dollars in millions) (Unaudited)	2006	2005
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,028.1	$1,050.0	(2.1)
Provision for loan losses	33.4	10.6	216.4
Charge-offs
Commercial	(13.5)	(16.6)	(19.0)
Real estate:
Home equity lines	(5.8)	(2.3)	153.5
Construction	(0.1)	(0.8)	NM
Residential mortgages	(6.3)	(6.2)	1.8
Commercial real estate	(1.0)	(0.8)	16.5
Consumer:
Direct	(6.1)	(4.6)	34.2
Indirect	(21.5)	(33.8)	(36.4)

Total charge-offs	(54.3)	(65.1)	(16.6)

Recoveries
Commercial	7.1	9.7	(27.3)
Real estate:
Home equity lines	2.0	0.8	144.4
Construction	0.1	0.2	NM
Residential mortgages	2.3	1.2	92.9
Commercial real estate	3.4	0.3	NM
Consumer:
Direct	3.6	2.5	41.5
Indirect	13.5	13.5	1.2

Total recoveries	32.0	28.2	13.2

Net charge-offs	(22.3)	(36.9)	(39.5)

Balance - end of period	$1,039.2	$1,023.7	1.5

Average loans	$116,262.2	$103,215.8	12.6
Quarter-end loans outstanding	118,130.2	104,760.9	12.8
Ratios:
Net charge-offs to average loans (annualized)	0.08%	0.14%
Provision to average loans (annualized)	0.12	0.04
Recoveries to total charge-offs	58.9	43.3
Allowance to quarter-end loans	0.88	0.98
Allowance to nonperforming loans	358.7	286.7

1    NM – not meaningful

Nonperforming Assets

Nonperforming assets totaled $334.3 million at March 31, 2006, relatively flat compared to December 31, 2005. Nonperforming loans at March 31, 2006 included $262.8 million of nonaccrual loans and $26.9 million of restructured loans, the latter of which consists mostly of a group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first three months of 2006 and 2005, this amounted to $4.1 million and $2.8 million, respectively. For the first three months of 2006 and 2005, interest income of $6.9 million and $7.0 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more increased by $28.0 million from December 31, 2005 to $399.5 million as of March 31, 2006. The increase was driven by student loan payment deferrals.

Nonperforming Assets	Table 8

(Dollars in millions) (Unaudited)	March 31 2006	December 31 2005	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$53.0	$70.9	(25.4)
Real estate:
Construction	28.1	24.4	15.1
Residential mortgages	115.8	103.3	12.1
Commercial real estate	45.6	44.6	2.3
Consumer loans	20.3	28.7	(29.3)

Total nonaccrual loans	262.8	271.9	(3.4)
Restructured loans	26.9	24.4	10.5

Total nonperforming loans	289.7	296.3	(2.2)
Other real estate owned (OREO)	38.9	30.7	26.8
Other repossessed assets	5.7	7.2	(21.1)

Total nonperforming assets	$334.3	$334.2	—

Ratios:
Nonperforming loans to total loans	0.25%	0.26%
Nonperforming assets to total loans plus
OREO and other repossessed assets	0.28	0.29
Accruing loans past due 90 days or more	$399.5	$371.5

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is SunTrust’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). SunTrust is also exposed to market risk in its trading activities, mortgage servicing rights, mortgage warehouse and pipeline, other loans held for sale, and equity holdings of The Coca-Cola Company common stock. The Asset/Liability Management Committee (“ALCO”) meets regularly and is responsible for reviewing the interest-rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.

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

One of the primary methods that SunTrust uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon (two years). Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit customers in different rate environments. Material assumptions include the repricing characteristics and balance fluctuations of indeterminate maturity, or non-contractual, deposits.

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including implied forwards, expected (or “most likely”), and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, spread narrowing and widening, and yield curve twists. Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario, but in some analyses, assumptions are deliberately changed to test the Company’s exposure to a specified event or set of events. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

The following table reflects the estimated sensitivity of net interest income to changes in interest rates. The sensitivity is measured as a percentage change in net interest income due to gradual changes in interest rates (25 basis points per quarter) compared to forecasted net interest income under stable rates for the next twelve months. Estimated changes set forth below are dependent on material assumptions such as those previously discussed. Note that sensitivity to rate shocks of a larger magnitude are not necessarily linear.

Estimated Changes in Net Interest Income

	Estimated % Change in Net Interest Income Over 12 Months
Rate Change (Basis Points)	March 31, 2006	December 31, 2005
+100 b.p.	(0.5)%	(0.1)%
-100 b.p.	1.3%	0.7%

As indicated, a gradual decrease in interest rates would increase net interest income. A gradual increase would tend to reduce net interest income, but by an amount that is within the policy limits. Thus, the Company’s interest rate sensitivity position is slightly liability-sensitive. While simulations of more rapid changes in interest rates indicate more significant fluctuations in net interest income, the Company is still within policy limits.

SunTrust also performs valuation analysis that is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. In contrast to the net interest income simulation, which assumes interest rates will change over a period of time (ramp), EVE uses instantaneous changes in rates (shock). EVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate maturity deposit portfolios.

	Estimated % Change in EVE
Rate Shock (Basis Points)	March 31, 2006	December 31, 2005
+100 b.p.	(5.6)%	(5.9)%
-100 b.p.	3.3%	3.2%

The estimates above indicate a moderate degree of long-term liability sensitivity. While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

The net interest income simulation and valuation analyses (EVE) do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Trading Activities

Most of the Company’s trading activities are designed to support secondary trading with customers. Product offerings to customers include debt securities, including loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts, and similar financial instruments. Other trading activities include participating in underwritings, and acting as a market maker in certain equity securities. Typically, the Company maintains a securities inventory to facilitate client transactions. However, in certain businesses, such as derivatives, it is more common to execute customer transactions with simultaneous risk-managing transactions with dealers. Also in the normal course of business, the Company assumes a degree of market risk in arbitrage, hedging, and other strategies, subject to specified limits.

The Company has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that combines interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum fair value the Company could lose on a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed VaR one out of every 100 overnight trading days. The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity. For the foreign exchange, equities, structured trades and derivatives desks, the Company estimates VaR by applying the Monte Carlo simulation platform as designed by RiskMetrics™, and for the estimate of the fixed income VaR, the Company uses Bloomberg™ analytics. For equity derivatives, the Imagine system is used for VaR. The Company uses an internally developed methodology to estimate VaR for the collateralized debt obligations and loan trading desks.

The estimated average combined Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each desk) was $4.38 million during the quarter ending March 31, 2006 and $4.67 million during the quarter ending December 31, 2005. Trading assets net of trading liabilities averaged $1.32 billion during the quarter ending March 31, 2006 and $1.04 billion during the quarter ending December 31, 2005. The estimated combined period-end Undiversified VaR was $5.18 million at March 31, 2006 and $4.36 million at December 31, 2005. Trading assets net of trading liabilities were $1.20 billion at March 31, 2006 and $1.28 billion at December 31, 2005.

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Average client based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 62.3% of the funding base on average for the first quarter of 2006 compared to 62.9% for the fourth quarter of 2005. Average customer based core deposits were flat compared to the fourth quarter of 2005. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $54.5 billion at March 31, 2006 compared to $56.3 billion at December 31, 2005. The decrease primarily reflects the maturity of long-term debt during the past quarter. Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $29.4 billion at March 31, 2006 compared to $29.9 billion at December 31, 2005.

The Company maintains access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of March 31, 2006, SunTrust Bank had $15.3 billion remaining under its Global Bank Note program. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of March 31, 2006, the Parent Company had $1.9 billion in such sources compared to short-term debt of $697 million. The Parent Company also had $1.5 billion of availability remaining on its current shelf registration statement for the issuance of debt at March 31, 2006.

As detailed in Table 9, the Company had aggregate obligations of $98.0 billion under unused lines of credit at March 31, 2006 that were not recorded on the Company’s balance sheet. Unused lines of credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $13.2 billion in letters of credit as of March 31, 2006, most of which are standby letters of credit that obligate SunTrust Bank to fund if certain future events occur. Of this, approximately $6.0 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of March 31, 2006, the Company was in compliance with all covenants and provisions of these debt agreements.

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

The value of the MSRs asset is dependent upon the assumed prepayment speed of the mortgage servicing portfolio. MSRs are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does employ a balanced business strategy using the natural counter-cyclicality of servicing and production to help mitigate impairment risk.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.0 billion at March 31, 2006. A 10% decrease in share price of The Coca-Cola Company common stock at March 31, 2006 would result in a decrease, net of deferred taxes, of approximately $131 million in accumulated other comprehensive income.

Unfunded Lending Commitments	Table 9

(Dollars in millions)	March 31 2006	December 31 2005
Unused lines of credit
Commercial	$41,066.9	$40,584.6
Mortgage commitments[1]	24,416.7	21,216.7
Home equity lines	16,702.0	15,712.3
Commercial real estate	6,767.9	6,818.0
Commercial paper conduit	7,719.0	7,190.3
Commercial credit card	1,287.0	1,165.7

Total unused lines of credit	$97,959.5	$92,687.6

Letters of credit
Financial standby	$12,730.4	$13,005.0
Performance standby	329.3	328.1
Commercial	143.0	177.3

Total letters of credit	$13,202.7	$13,510.4

[1]	Includes $4.5 billion and $3.1 billion in interest rate locks accounted for as derivatives at March 31, 2006 and December 31, 2005, respectively.

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

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. The Company enters into interest rate swaps to convert its fixed rate assets and liabilities to floating rates using fair value hedges. The Company also enters into interest rate swaps to convert floating rate assets and liabilities to fixed rates using cash flow hedges. All derivatives are recorded in the financial statements at fair value.

Derivative hedging instrument activities are as follows:

Derivatives Hedging	Table 10

	Notional Values[1]
(Dollars in millions)(Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2005	$3,870	$13,482	$17,352
Additions	—	2,173	2,173
Amortization	(4)	—	(4)

Balance, March 31, 2005	$3,866	$15,655	$19,521

Balance, January 1, 2006	$5,800	$12,532	$18,332
Additions	—	450	450
Maturities	—	(1,500)	(1,500)

Balance, March 31, 2006	$5,800	$11,482	$17,282

[1]

Excludes the hedging activity for the Company’s mortgage loans held for sale. At March 31, 2006 and December 31, 2005, the notional amount of mortgage derivative contracts totaled $8.8 billion and $14.4 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end user:

Risk Management Derivative Financial Instruments [1]	Table 11

	As of March 31, 2006
(Dollars in millions)(Unaudited)	Notional Amount	Gross Unrealized Gains[6]	Gross Unrealized Losses[6]	Equity[9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$5,800	$—	($102)	($63)	1.23
Fair value hedges
Forward contracts [3]	8,760	9	8	—	0.08

Total asset hedges	$14,560	$9	($94)	($63)	0.54

Liability Hedges
Cash flow hedges
Interest rate swaps and swaptions [4]	$3,565	$99	$—	$61	2.44
Fair value hedges
Interest rate swaps [5]	7,917	5	(376)	—	5.71

Total liability hedges	$11,482	$104	($376)	$61	4.70

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [7]	$1,941	$—	$—	($11)	2.22
Fair value hedges
Interest rate swaps [8]	300	16	—	—	14.01

Total terminated/dedesignated hedges	$2,241	$16	$—	($11)	3.80

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have resets of six months or less, and are the pay and receive rates in effect at March 31, 2006.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.

[3]

Forward contracts are designated as fair value hedges of closed mortgage loans, including both fixed and floating, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table.

[4]	Represents interest rate swaps and options designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.

[5]	Represents interest rate swaps designated as fair value hedges of subordinated notes, FHLB Advances, certificate and time deposits and other fixed rate debt.

[6]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.

[7]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $11.0 million of net losses, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[8]

Represents interest rate swaps that have been terminated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as fair value hedges of fixed rate debt. The $15.6 million of pre-tax net gains recorded in a valuation account in long-term debt will be reclassified into earnings as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of March 31, 2006, $1.1 million of pre-tax net gains are expected to be reclassified as interest expense or interest income during the next twelve months.

[9]

At March 31, 2006, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $13.0 million, net of taxes. Of this net-of-tax amount, a $2.0 million loss represents the effective portion of the net gains (losses) on derivatives that currently qualify as cash flow hedges, and a $11.0 million loss relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of March 31, 2006, $30.6 million of net losses, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

Risk Management Derivative Financial Instruments [1] , continued	Table 11

	As of December 31, 2005
(Dollars in millions)	Notional Amount	Gross Unrealized Gains[6]	Gross Unrealized Losses[6]	Equity[9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$5,800	$—	($88)	($54)	1.48
Fair value hedges
Forward contracts [3]	14,384	—	(78)	—	0.08

Total asset hedges	$20,184	$—	($166)	($54)	0.47

Liability Hedges
Cash flow hedges
Interest rate swaps and swaptions [4]	$5,065	$79	$—	$49	1.97
Fair value hedges
Interest rate swaps [5]	7,467	10	(226)	—	6.28

Total liability hedges	$12,532	$89	($226)	$49	4.54

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [7]	$1,942	$—	$—	($12)	2.42
Fair value hedges
Interest rate swaps [8]	300	16	—	—	14.26

Total terminated/dedesignated hedges	$2,242	$16	$—	($12)	4.01

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are classified as trading. All interest rate swaps have variable pay or receive rates with resets of six months or less.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.

[3]

Forward contracts are designated as fair value hedges of closed mortgage loans, including both fixed and floating, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table.

[4]	Represents interest rate swaps and options designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.

[5]	Represents interest rate swaps designated as fair value hedges of trust preferred securities, subordinated notes, FHLB Advances, certificate and time deposits and other fixed rate debt.

[6]	Represents the fair value of derivative financial instruments less accrued interest receivable or payable.

[7]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $11.9 million of net losses, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[8]

Represents interest rate swaps that have been terminated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as fair value hedges of fixed rate debt. The $15.9 million of pre-tax net gains recorded in a valuation account in long-term debt will be reclassified into earnings as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2005, $1.1 million of pre-tax net gains are expected to be reclassified as interest expense or interest income during the next twelve months.

[9]

As of December 31, 2005, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $17.3 million, net of income taxes. Of this net of tax amount, a $5.4 million gain represents the effective portion of the net losses on derivatives that currently qualify as cash flow hedges, and a $11.9 million loss relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2005, $16.8 million of net losses, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

The following table presents the contract/notional amount and credit risk amount of all the Company’s derivative positions.

Contract or Notional Amount	Table 12

	At March 31, 2006			At December 31, 2005
	Contract or Notional Amount		Credit Risk Amount	Contract or Notional Amount		Credit Risk Amount
(In millions)	End User	For Customers		End User	For Customers
Derivatives contracts
Interest rate contracts
Swaps	$17,901	$49,941	$584	$19,476	$49,296	$596
Futures and forwards	13,164	3,736	—	16,843	3,750	—
Caps/Floors	225	15,652	—	210	17,369	—

Total interest rate contracts	31,290	69,329	584	36,529	70,415	596
Foreign exchange rate contracts	186	4,771	77	186	5,249	99
Interest rate lock commitments	4,480	—	—	3,112	—	—
Other derivative contracts	1,216	97	302	1,567	7	292

Total derivatives contracts	$37,172	$74,197	$963	$41,394	$75,671	$987

Credit-related arrangements
Commitments to extend credit	$93,480		$93,480	$89,576		$89,576
Standby letters of credit and similar arrangements	13,203		13,203	13,510		13,510

Total credit-related arrangements	$106,683		106,683	$103,086		103,086

Total credit risk amount			$107,646			$104,073

Operational Risk Management

SunTrust faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, security risks, country, and legal risk, the potential for operational and reputational loss has increased significantly.

SunTrust believes that effective management of operational risk plays a major role in both the level and the stability of the profitability of the institution. Operational risk is the risk of monetary loss resulting from inadequate or failed internal processes, people and systems, or from external events. To meet the demands of today’s business risk environment, SunTrust has established a corporate level Operational Risk Management function, headed by the Chief Risk Officer, to implement a “best in class” operational risk management program that will reduce the risk of operational losses and enhance shareholder value.

The Chief Risk Officer also oversees the Operational Risk Forum, a communications group disseminating operational risk information to the Risk Managers for the Lines of Business/Functions of the Company, and providing feedback to corporate risk management and executive risk committees on risk-related strategies and issues.

The corporate governance structure also includes a Risk Manager and support staff embedded within each line of business and corporate function. These risk managers, while reporting directly to their respective line or function, facilitate communications with the Company’s risk functions and execute the requirements of the corporate framework and policy. The corporate framework and policy ensure the programs and organization are tightly integrated and are focused on the same goals. The Risk Manager works closely with the corporate Operational Risk Management function to ensure consistency and best practices.

A key component of the SunTrust Enterprise Risk Program is the implementation of a robust Operational Risk Management framework that organizationally identifies, assesses, controls, quantifies, monitors, and reports on operational risks companywide. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational losses through enhanced collection and reporting of loss event data, and strengthen SunTrust’s performance by optimizing operational capital allocation.

CAPITAL RESOURCES

The Company’s primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weight assets and off balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

The Company and SunTrust Bank (the “Bank”) are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Bank are subject to the Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of March 31, 2006, the Company had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.26%, 10.88% and 6.71%, respectively. This compares to ratios as of December 31, 2005 of 7.01%, 10.57%, and 6.65%, respectively. SunTrust is committed to remaining well-capitalized.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first three months of 2006, the Company repurchased 1,535,000 shares for $108.6 million compared to 995,000 shares for $71.4 million repurchased in the first three months of 2005. As of March 31, 2006, the Company was authorized to purchase up to an additional 10 million shares under current Board authorization.

The Company declared common dividends totaling $220.9 during the first quarter of 2006, or $0.61 per share, on net income of $531.5 million. The dividend payout ratio was 41.6% in the first quarter of 2006 versus 40.3% in the first quarter of 2005.

Capital Ratios	Table 13

	March 31 2006	December 31 2005
(Dollars in millions) (Unaudited)
Tier 1 capital	$11,324.9	$11,079.8
Total capital	16,975.1	16,713.6
Risk-weighted assets	156,063.0	158,132.3
Risk-based ratios:
Tier 1 capital	7.26%	7.01%
Total capital	10.88	10.57
Tier 1 leverage ratio	6.71	6.65
Total shareholders’ equity to assets	9.59	9.40

VARIABLE INTEREST ENTITIES AND OFF-BALANCE SHEET ARRANGEMENTS

See Notes 11 and 12 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off-balance sheet arrangements.

BUSINESS SEGMENTS

The company has five primary functional lines of business (“LOBs”): Retail, Commercial, Corporate and Investment Banking (CIB), Wealth and Investment Management, and Mortgage. In this section, the company discusses the performance and financial results of its business segments. For more financial details on business segment disclosures, please see Note 10 – Business Segment Reporting in the Notes to the Consolidated Financial Statements.

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

Commercial

The Commercial line of business provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. The primary client segments served by this line of business include “Diversified Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities. Also included in this group are specialty groups that operate both inside and outside of the SunTrust footprint, such as Premium Assignment Corporation, which provides insurance premium financing, and Affordable Housing Group (“AHG”), which manages community development projects that generate tax credits.

Corporate and Investment Banking

Corporate and Investment Banking (“CIB”) is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing, and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines. Corporate banking provides a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small-cap and mid-cap growth companies and is organized along industry specialty lines, raising public and private equity, and providing merger and acquisition advisory services. The debt and equity capital markets businesses support clients of CIB as well as commercial clients, who are managed by the Commercial line of business, and wealthy individuals, who are served by our Wealth and Investment Management line of business. Commercial leasing provides equipment leasing and financing to various entities.

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

Wealth and Investment Management

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management or “PWM” (brokerage and individual wealth management), Asset Management Advisors and Institutional Investment Management and Administration.

The PWM group offers professional investment management and trust services to clients seeking active management of their financial resources. In addition, the Private Banking unit within SunTrust was consolidated into PWM in the first quarter of 2005, which enables the group to offer a full array of loan and deposit products to clients. PWM includes SunTrust Investment Services which operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. SunTrust Investment Services was formed in July of 2005 when the existing unit of SunTrust Securities combined with Alexander Key (a separate division offering full service brokerage to affluent and wealthy clients who generally do not have a preexisting relationship with the Company). Asset Management Advisors (“AMA”) provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, AMA helps families manage and sustain their wealth across multiple generations.

Institutional Investment Management and Administration is comprised of Trusco Capital Management, Inc. (“Trusco”), retirement services, endowment and foundation services, and corporate trust. Trusco is an investment advisor registered with the Securities and Exchange Commission which serves as investment manager for the STI Classic Funds and many of Wealth and Investment Management’s clients. Trusco also includes Seix Advisors (“Seix”), the fixed income division of Trusco. Retirement services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate trust targets issuers of tax-exempt and corporate debt, and asset-based securities, as well as corporations and attorneys requiring escrow and custodial services.

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and office premises. Beginning in January 2006, the majority of the support, operational, and overhead costs associated with the major components of Corporate Other and Treasury have been allocated to the functional lines of business with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the Company’s facilities; Marketing, which handles advertising, product management and customer information functions; Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking function; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury. Other functions included in Corporate Other and Treasury are operational risk management, credit risk management, credit review, audit, internal control, legal and compliance, branch operations, corporate strategies development, and the executive management group.

The Company continues to augment its internal management reporting methodologies. Currently, the LOBs’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the LOBs’ financial performance. The internal allocations include the following: match maturity funds transfer pricing and a fully taxable-equivalent gross-up on tax exempt loans and securities to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Beginning January 2006, income tax expense is calculated based on a marginal income tax rate which is modified to reflect the impact of various income tax adjustments and credits that are unique to each business segment. Future enhancements to line of business segment profitability reporting are expected to include: the attribution of economic capital and the use of expected loss in lieu of net charge-offs. The implementation of these enhancements to the internal management reporting methodology, may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period, and will provide updated historical year-to-date, quarterly, and annual schedules.

Reconciling Items

Reconciling Items includes capital and various eliminations and management reporting offsets such as the residual offsets derived from matched-maturity funds transfer pricing, and the difference between provision for loan losses and LOB net charge-offs.

The following analysis details the operating results for each line of business for the three months ended March 31, 2006 and 2005. Prior periods have been restated to conform to the current period’s presentation. Net charge-offs represent the allocated provision for loan losses for the lines of business. Corporate Other and Treasury’s provision for loan losses represents the difference between consolidated provision for loan losses and net charge-offs.

The following table for SunTrust’s reportable segments compares net income for the three months ended March 31, 2006 to the same period last year:

Net Income	Table 14

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2006	2005
Retail	$190,492	$141,626
Commercial	106,778	91,540
Corporate and Investment Banking	64,155	72,464
Mortgage	79,696	38,175
Wealth and Investment Management	45,654	42,723
Corporate Other and Treasury	2,442	5,953
Reconciling items	42,310	99,813

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three months ended March 31, 2006 to the same period last year:

Average Loans and Deposits	Table 15

	Three Months Ended March 31
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2006	2005	2006	2005
Retail	$31,245,954	$29,519,808	$67,158,089	$63,527,363
Commercial	31,508,384	29,949,561	13,705,444	13,256,361
Corporate and Investment Banking	16,106,196	13,946,198	3,693,174	3,133,522
Mortgage	28,924,512	21,977,538	1,443,948	1,298,373
Wealth and Investment Management	8,149,068	7,574,340	9,217,413	9,403,851
Corporate Other and Treasury	346,499	376,956	24,807,872	13,896,320

The following analysis details the operating results for each line of business for the three months ended March 31, 2006 and 2005:

Retail

Three Months Ended March 31, 2006 vs. 2005

Retail’s net income for the first quarter of 2006 was $190.5 million, an increase of $48.9 million, or 34.5%, compared to the first quarter of 2005. The increase was primarily the result of higher fully taxable-equivalent net interest income, lower net charge-offs and higher noninterest income partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $71.0 million, or 13.6%, from the first quarter of 2005. The increase was primarily attributable to loan and deposit growth and widening deposit spreads due to customer deposit rate increases that have been slower relative to market rate increases. Average loans increased $1.7 billion, or 5.8%, and average deposits increased $3.6 billion, or 5.7% from the first quarter of 2005. The loan growth was driven primarily by home equity line usage, while the deposit growth was driven by customer demand for certificates of deposit.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $12.9 million, or 39.5%, from the first quarter of 2005 primarily due to a decline in consumer indirect net charge-offs.

Total noninterest income increased $20.4 million, or 8.6%, from the first quarter of 2005. The increase was driven primarily by higher debit card interchange income due to increased transaction volumes, gain on sale and securitization of student loans, and service charges on deposit accounts.

Total noninterest expense increased $29.2 million, or 5.8%, from the first quarter of 2005. The increase was driven primarily by increases in personnel expense and operation costs related to investments in the branch distribution network, technology, and increased processing costs associated with higher transaction volumes.

Commercial

Three Months Ended March 31, 2006 vs. 2005

Commercial’s net income for the first quarter of 2006 was $106.8 million, an increase of $15.2 million, or 16.6%, compared to the first quarter of 2005. The increase was driven by higher fully taxable- equivalent net interest income and noninterest income, partially offset by an increase in noninterest expense.

Fully taxable-equivalent net interest income increased $22.5 million, or 10.7%, from the first quarter of 2005. The increase was attributable primarily to increased loan volumes and widening deposit spreads. Average loans increased $1.6 billion, or 5.2%, from the first quarter of 2005 with the strongest growth in construction lending. Average deposits increased $449.1 million, or 3.4%, from the first quarter of 2005 driven by an increase in public funds and partially offset by a decrease in demand deposits.

Provision for loan losses, which represents net charge-offs for the lines of business, improved from a net recovery position of $0.4 million in the first quarter of 2005 to a net recovery position of $1.1 million in the first quarter of 2006.

Total noninterest income increased $10.8 million, or 19.0%, from the first quarter of 2005. The increase was primarily driven by increases in Affordable Housing revenue, sweep income and letter of credit fees.

Total noninterest expense increased $12.4 million, or 8.5%, from the first quarter of 2005. Investments in personnel and higher Affordable Housing expenses were the primary drivers.

Corporate and Investment Banking

Three Months Ended March 31, 2006 vs. 2005

Corporate and Investment Banking’s net income for the first quarter of 2006 was $64.2 million, a decrease of $8.3 million, or 11.5%, compared to net income of $72.5 million for the first quarter of 2005. Fully taxable-equivalent revenue was $225.4 million for the first quarter of 2006, a decline of $11.1 million, or 4.7% compared to fully taxable-equivalent revenue of $236.4 million for the same period in 2005. Growth in fully taxable-equivalent net interest income and capital markets income in the first quarter of 2006 was offset by the divestiture of factoring assets in the first quarter of 2005. The Company divested its factoring assets from this line of business on March 31, 2005. Therefore, the revenue derived from such assets and the gain on the sale of such assets were not reflected in the results of this line of business for the quarter ended March 31, 2006. Management believes that, to make a fair comparison of the results between quarters, investors should exclude $14.5 million from net income and $27.8 million from fully-taxable equivalent revenue for the first quarter of 2005 when comparing the first quarters of 2005 and 2006. After such adjustments, net income increased 10.6% and fully taxable-equivalent revenue increased 8.0% from the first quarter of 2005.

Fully taxable-equivalent net interest income increased $8.3 million, or 13.8%, from the first quarter of 2005. Average loans and leases increased $2.2 billion, or 15.5%, from the first quarter of 2005. Average deposits increased $559.7 million, or 17.9%, from the first quarter of 2005. Loan growth was due primarily to increased corporate demand and merger and acquisition activity. Corporate demand for long-term certificates of deposit drove deposit growth.

Provision for loan losses, which represents net charge-offs for the lines of business, declined from a net recovery position of $0.7 million in the first quarter of 2005 to a net recovery position of $0.4 million in the first quarter of 2006.

Total noninterest income decreased $19.4 million, or 11.0%, from the first quarter of 2005 primarily driven by the divestiture of factoring assets in the first quarter of 2005. Also contributing to the decrease was weakness in merger and acquisition related fees and fixed income trading. This was partially offset by revenue growth related to securitizations, and derivative and syndicated loan trading.

Total noninterest expense increased $2.3 million, or 1.9%, from the first quarter of 2005. The majority of this increase was due to higher personnel expense as a direct result of capital markets revenue growth. This was partially offset by the expense reduction from the factoring asset divestiture.

Mortgage

Three Months Ended March 31, 2006 vs. 2005

Mortgage’s net income for the first quarter of 2006 was $79.7 million, an increase of $41.5 million, or 108.8%, compared to the first quarter of 2005. Record loan sales to investors, gain from the securitization and sale of excess mortgage servicing rights and increased loan origination volumes drove the increase.

Fully taxable-equivalent net interest income increased by $23.0 million, or 18.3%, from the first quarter of 2005. Total average loans increased $6.9 billion, or 31.6%, from the first quarter of 2005 due to strong construction-permanent production and continued demand for portfolio loan products. The higher loan balances contributed $22.3 million to the increase in net interest income. Mortgage loans held for sale increased $3.3 billion, or 57.9%, to $9.1 billion from the first quarter of 2005. However, due to compressed loan spreads, net interest income from mortgage loans held for sale decreased $3.5 million, or 8.2%, from the first quarter of 2005. Average deposits increased $145.6 million, or 11.2%, from the first quarter of 2005 due to increased escrow balances associated with higher servicing balances. The higher deposit balances combined with the benefit from this funding in a higher rate environment contributed an additional $4.6 million to net interest income.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $1.7 million to $2.8 million from the first quarter of 2005, which was less than 0.01% of total average loans for the first quarter of 2006.

Total noninterest income was up $75.5 million, or 168.5%, from the first quarter of 2005. Production income increased $43.8 million, or 219.3%, from the first quarter of 2005 principally due to higher loan sales to investors. Loan sales were up $4.9 billion, or 92.2%, from the first quarter of 2005 to a record level of $10.3 billion. Increased loan production also contributed to higher noninterest income. Loan production was $11.6 billion, up $2.9 billion, or 33.5%, from the first quarter of 2005. Servicing income increased $32.3 million, or 273.6%, compared with last year. The securitization and subsequent sale of excess mortgage servicing rights related to $12.8 billion in servicing balances resulted in a gain of $24.4 million. Additionally, fee income increased due to higher servicing balances. Total loans serviced as of March 31, 2006 were $112.2 billion compared to $83.6 billion as of March 31, 2005, an increase of $28.6 billion, or 34.2%. Of the total loans serviced as of March 31, 2006, 32.4% of the loans were serviced for the Company’s own residential mortgage portfolio, and 67.6% of the loans were serviced for others.

Total noninterest expense increased by $31.3 million, or 28.0%, from the first quarter of 2005. Increased loan volume and growth-related costs were the primary drivers of the higher expense.

Wealth and Investment Management

Three Months Ended March 31, 2006 vs. 2005

Wealth and Investment Management’s net income for the first quarter of 2006 was $45.7 million, an increase of $2.9 million, or 6.9%, compared to the first quarter of 2005. The increase was primarily driven by increased net interest income, partially offset by expenses related to the continued build-out of the business.

Fully taxable-equivalent net interest income increased $15.0 million, or 19.4%, from the first quarter of 2005 attributable to increased loan volume and deposit spreads. Average loans increased $574.7 million, or 7.6%, from the first quarter of 2005 driven by strong consumer mortgage, equity line and commercial real estate demand, partially offset by a decline in consumer direct installment loans. Average deposits decreased $186.4 million, or 2.0%, from the first quarter of 2005.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $0.1 million, or 23.5%, from the first quarter of 2005.

Total noninterest income increased $6.1 million, or 2.6%, from the first quarter of 2005 due to growth in trust income which resulted from higher assets under management. Assets under management increased approximately $8.5 billion, or 6.6%, from last year due to new business and an increase in equity market valuations. End of period assets under management were approximately $137.6 billion compared to $129.1 billion in the same period last year. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $249.4 billion, which include $137.6 billion in assets under management, $48.8 billion in non-managed trust assets, $35.0 billion in retail brokerage assets and $28.0 billion in non-managed corporate trust assets.

Total noninterest expense increased $16.6 million, or 6.9%, from the first quarter of 2005. The growth was primarily driven by increased operations costs and continued investments in the business.

Corporate Other and Treasury

Three Months Ended March 31, 2006 vs. 2005

Corporate Other and Treasury’s net income for the quarter ended March 31, 2006 was $2.4 million, a decrease of $3.5 million, or 59.0%, compared to the same period in 2005 mainly due to a decrease in net interest income.

Fully taxable-equivalent net interest income decreased $31.0 million, or 182.8%. The main drivers for the reduction in the net interest income were a decrease in income of $20.8 million on receive fixed/pay floating interest rate swaps used to extend the duration of the commercial loan portfolio, and an increase in funding charges applied on premises and equipment of $10.3 million.

Total average assets increased $11.3 billion, or 10.9%, from last year mainly due to an increase in equity investment in subsidiaries of $14.3 billion. This was partially offset by a reduction in the investment portfolio of $2.7 billion. Total average deposits increased $10.9 billion, or 78.5%, from last year mainly due to growth in brokered and foreign deposits of $11.2 billion. Additionally, long-term debt declined $2.2 billion from the first quarter of 2005.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $0.7 million, or 38.4%.

Total noninterest income increased $7.2 million, or 39.6%. This was mainly due to net securities gains of $0.1 million in the first quarter of 2006 compared to net securities losses of $6.4 million in the same period of 2005.

Total noninterest expense increased $4.5 million, or 17.9%, from the first quarter of 2005. The majority of operations and overhead expenses are allocated to the functional lines of business. The remaining expense is comprised of residuals and timing differences.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding Management’s Discussion and Analysis of results of operations and financial condition. Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies and they have a significant impact on the financial statements. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. The Company’s accounting and reporting policies are in accordance with US GAAP, and they conform to general practices within the applicable industries. The Company has established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of the Company’s current accounting policies that are considered to involve significant management judgment. Additional significant accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Allowance for Loan and Lease Losses (“ALLL”)

The ALLL represents the Company’s estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The ALLL is determined based on management’s assessment of reviews and evaluations of larger loans that meet the Company’s definition of impairment and the size and current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the portfolio.

Impaired loans, except for smaller balance homogeneous loans, include loans classified as nonaccrual where it is probable that SunTrust will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, the amount of specific allowance required is measured by a careful analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, management uses assumptions and methodologies that are relevant to estimating the level of impaired and unrealized losses in the portfolio. To the extent that the data supporting such assumptions has limitations, management’s judgment and experience play a key role in enhancing the ALLL estimates.

General allowances are established for loans and leases grouped into pools that have similar characteristics, including smaller balance homogeneous loans. The ALLL Committee estimates probable losses by evaluating several factors: historical loss experience, current internal risk ratings based on the Company’s internal risk rating system, internal portfolio trends such as increasing or decreasing levels of delinquencies, concentrations, and external influences such as changes in economic or industry conditions.

The Company’s financial results are influenced by the Company’s process for determining an appropriate level for its ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially affect net income. For additional discussion of the allowance for loan and lease losses see page 34 – Provision for Loan Losses and page 34 through 36 – Allowance for Loan and Lease Losses.

Estimates of Fair Value

Fair value is defined as the amount at which a financial instrument could be exchanged in a transaction between willing, unrelated parties in a normal business transaction. The estimation of fair value is significant to a number of SunTrust’s assets and liabilities, including loans held for sale, investment securities, MSRs, other real estate owned (“OREO”), other repossessed assets, goodwill, retirement and postretirement benefit obligations, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value.

Fair value is based on quoted market prices for the same instrument or for similar instruments adjusted for any differences in terms. If market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. In instances where required by US GAAP, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and postretirement benefit obligations and MSRs. The Company provides disclosure of the key economic assumptions used to measure MSRs and a sensitivity analysis to adverse changes to these assumptions in Note 12 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The fair values of MSRs are based on discounted cash flow analyses utilizing dealer consensus prepayment speeds and market discount rates. A detailed discussion of key variables, including discount rate, used in the determination of retirement and postretirement obligations is in the Pension Accounting section of Management’s Discussion and Analysis included in the Annual Report on Form 10-K for the year ended December 31, 2005. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities.

Fair values for investment securities and most derivative financial instruments are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of loans held for sale are based on observable current market prices. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of SunTrust’s reporting units, management uses discounted cash flow models which require assumptions about the Company’s revenue growth rate and the cost of equity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 37 through 45.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

During the first quarter ended March 31, 2006, the Company performed several system conversions including the implementation of new systems supporting fixed assets and mortgage servicing rights accounting. Other than these system conversions, there have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On January 11, 2005, the Securities and Exchange Commission issued a formal order of investigation and the SEC Staff issued subpoenas seeking documents and testimony related to the Company’s allowance for loan losses and related matters. The Company is cooperating with the SEC regarding this matter. In addition, the Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position.

Item 1A.	RISK FACTORS

There were no material changes to the Company’s risk factors during the quarter, but the Company did revise and clarify the following risk factors:

The risk factor under the heading “A decrease in the market for residential real estate could harm our revenue and profitability.” is revised as follows:

A decrease in the market for residential or commercial real estate could harm our revenue and profitability.

A significant percentage of our assets are secured by residential or commercial real estate mortgages. Our financial results may be adversely affected by changes in real estate values. Decreases in real estate values could adversely affect the value of property used as collateral for our loans and investments. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our alternative investments may earn less income than real estate loans.

The risk factor under the heading “Negative public opinion could damage our reputation and adversely impact business and revenues.” is revised as follows:

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2006, the Company issued 202,866 shares of its common stock in satisfaction of a contractual commitment to issue such shares as contingent consideration in connection with its acquisition of BancMortgage Financial Corp., a company which NCF (as predecessor to the Company) acquired on December 5, 2002. The stock was issued to two accredited investors who were the former owners of BancMortgage in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder (based on the issuance not involving any public offering and the shares being issued solely to accredited investors).

Issuer Purchases of Equity Securities in 2006:

	Total number of shares purchased[1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[2]
January 1-31	280,693	$71.63	265,000	2,987,796
February 1-28	1,275,102	70.62	1,270,000	1,717,796
March 1-31	8,619	74.96	—	10,000,000

Total	1,564,414	$70.82	1,535,000

[1]

This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the three months ended March 31, 2006, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 15,693 shares in January, 2006 at an average price per share of $74.08; 5,102 shares in February, 2006 at an average price per share of $72.43; and 8,619 shares in March, 2006 at an average price per share of $74.96.

[2]

Effective April 1, 2006, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock and terminated (effective March 31, 2006) the remaining authority to repurchase shares under the prior authorizations made on June 13, 2001 and November 12, 2002. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table except as described in the preceding sentence.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit	Description	Sequential Page Number

3.1

Amended and Restated Articles of Incorporation of the Registrant effective November 14, 1989, and amendment effective as of April 24, 1998, incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

*

3.2

Amendment to the Restated Articles of Incorporation of the Registrant effective April 18, 2000, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*

3.3	Bylaws of the Registrant, as amended April 19, 2005, incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated April 19, 2005.	*

10.70	Form of Non-Qualified Stock Option Agreement under the SunTrust Banks, Inc. 2004 Stock Plan.	(filed herewith)

10.71	Form of Restricted Stock Agreement under the SunTrust Banks, Inc. 2004 Stock Plan.	(filed herewith)

10.72	Form of Director Restricted Stock Agreement under the SunTrust Banks, Inc. 2004 Stock Plan.	(filed herewith)

10.74	Form of Director Restricted Stock Unit Agreement under the SunTrust Banks, Inc. 2004 Stock Plan.	(filed herewith)

10.75

Form of Change in Control Agreement between the Registrant and Thomas E. Freeman dated February 17, 2006, incorporated by reference Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 17, 2006.

*

10.76	Non-Qualified Stock Option Agreement between the Registrant and Thomas M. Garrott under the SunTrust Banks, Inc. 2004 Stock Plan.	(filed herewith)

31.1	Certification of Chairman of the Board and CEO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

*	incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May, 2006.

SunTrust Banks, Inc.
(Registrant)

/S/ Thomas E. Panther
Thomas E. Panther Senior Vice President and Controller (Chief Accounting Officer)