Form 10-Q
period 2006-06-30
SUNTRUST BANKS INC
filed 2006-08-08
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Large accelerated filer     X            Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No     X

At July 31, 2006, 364,806,293 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year 2006.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data) (Unaudited)	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$1,910,834	$1,418,666	$3,676,719	$2,727,804
Interest and fees on loans held for sale	163,693	95,736	341,575	181,878
Interest and dividends on securities available for sale
Taxable interest	263,761	267,109	514,600	529,554
Tax-exempt interest	9,639	8,749	19,078	17,474
Dividends[1]	31,090	26,162	63,337	52,018
Interest on funds sold and securities purchased under agreements to resell	15,199	11,187	27,161	20,870
Other interest	28,871	15,664	59,330	29,697

Total interest income	2,423,087	1,843,273	4,701,800	3,559,295

Interest Expense
Interest on deposits	844,278	410,601	1,549,888	733,078
Interest on funds purchased and securities sold under agreements to repurchase	133,565	68,016	245,773	124,206
Interest on other short-term borrowings	18,033	22,443	43,214	39,390
Interest on long-term debt	258,468	218,504	515,141	427,352

Total interest expense	1,254,344	719,564	2,354,016	1,324,026

Net Interest Income	1,168,743	1,123,709	2,347,784	2,235,269
Provision for loan losses	51,759	47,811	85,162	58,367

Net interest income after provision for loan losses	1,116,984	1,075,898	2,262,622	2,176,902

Noninterest Income
Service charges on deposit accounts	191,645	193,276	377,830	377,379
Trust and investment management income	175,811	167,503	343,900	332,018
Retail investment services	58,441	52,624	113,430	107,767
Other charges and fees	113,948	112,258	226,330	223,633
Investment banking income	60,481	53,706	112,296	103,713
Trading account profits and commissions	46,182	31,819	83,057	75,865
Card fees	61,941	52,011	118,544	100,167
Net gain on sale of RCM assets	-	-	-	19,874
Mortgage production related income	56,579	26,238	119,616	44,235
Mortgage servicing related income	31,401	10,885	76,111	23,095
Other income	73,082	70,616	149,799	122,663
Securities gains/(losses), net	5,858	(27)	5,962	(5,686)

Total noninterest income	875,369	770,909	1,726,875	1,524,723

Noninterest Expense
Employee compensation	572,984	510,306	1,129,514	1,026,810
Employee benefits	116,089	112,978	264,524	231,267
Net occupancy expense	81,710	73,483	162,754	149,334
Outside processing and software	98,447	89,282	193,339	172,130
Equipment expense	48,107	51,579	97,555	104,461
Marketing and customer development	49,378	36,298	92,024	67,927
Amortization of intangible assets	25,885	29,818	53,130	61,035
Merger expense	-	54,262	-	80,000
Other expense	221,493	214,819	447,744	413,767

Total noninterest expense	1,214,093	1,172,825	2,440,584	2,306,731

Income before provision for income taxes	778,260	673,982	1,548,913	1,394,894
Provision for income taxes	234,258	208,282	473,384	436,900

Net Income	$544,002	$465,700	$1,075,529	$957,994

Average common shares - diluted (thousands)	364,391	363,642	363,917	363,392
Average common shares - basic (thousands)	361,267	359,090	360,604	358,674

Net income per average common share - diluted	$1.49	$1.28	$2.96	$2.64
Net income per average common share - basic	1.51	1.30	2.98	2.67

[1]Includes dividends on common stock of The Coca-Cola Company	14,962	13,514	29,925	27,029

See notes to consolidated financial statements

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	June 30 2006	December 31 2005
Assets
Cash and due from banks	$4,214,076	$4,659,664
Interest-bearing deposits in other banks	29,733	332,444
Funds sold and securities purchased under agreements to resell	942,983	1,313,498
Trading assets	2,621,940	2,811,225
Securities available for sale [1]	26,542,900	26,525,821
Loans held for sale	10,819,967	13,695,613
Loans	120,243,145	114,554,895
Allowance for loan and lease losses	(1,061,862)	(1,028,128)

Net loans	119,181,283	113,526,767
Premises and equipment	1,905,672	1,854,527
Goodwill	6,900,222	6,835,168
Other intangible assets	1,141,346	1,122,967
Customers’ acceptance liability	29,989	11,839
Other assets	6,813,333	7,023,308

Total assets	$181,143,444	$179,712,841

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$24,243,088	$26,327,663
Interest-bearing consumer and commercial deposits	74,798,633	71,244,719

Total consumer and commercial deposits	99,041,721	97,572,382
Brokered deposits (CDs at fair value: $62,419 at June 30, 2006; $0 at December 31, 2005)	18,425,635	15,644,932
Foreign deposits	7,385,081	8,835,864

Total deposits	124,852,437	122,053,178

Funds purchased	4,527,339	4,258,013
Securities sold under agreements to repurchase	7,158,914	6,116,520
Other short-term borrowings	1,438,891	1,937,624
Long-term debt	18,222,162	20,779,249
Acceptances outstanding	29,989	11,839
Trading liabilities	1,574,107	1,529,325
Other liabilities	5,915,685	6,139,698

Total liabilities	163,719,524	162,825,446

Preferred stock, no par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,751,929	6,761,684
Retained earnings	9,943,155	9,310,978
Treasury stock, at cost, and other	(418,262)	(493,936)
Accumulated other comprehensive income	776,520	938,091

Total shareholders’ equity	17,423,920	16,887,395

Total liabilities and shareholders’ equity	$181,143,444	$179,712,841

Common shares outstanding	364,129,209	361,984,193
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	6,449,189	8,594,205
[1]Includes net unrealized gains on securities available for sale	$1,309,753	$1,572,033

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	360,840	$370,578	$6,749,219	$8,118,710	($528,558)	$1,276,950	$15,986,899
Net income	-	-	-	957,994	-	-	957,994
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	7,348	7,348
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	14,604	14,604
Change related to supplemental retirement benefits, net of taxes	-	-	-	-	-	(940)	(940)

Total comprehensive income							979,006
Cash dividends declared, $1.10 per share	-	-	-	(397,252)	-	-	(397,252)
Exercise of stock options and stock compensation element expense	1,641	-	7,867	-	90,384	-	98,251
Acquisition of treasury stock	(995)	-	-	-	(71,405)	-	(71,405)
Performance and restricted stock activity	109	-	(1,609)	-	6,676	-	5,067
Amortization of compensation element of performance and restricted stock	-	-	-	-	5,130	-	5,130
Issuance of stock for employee benefit plans	565	-	8,325	-	32,037	-	40,362
Other activity	-	-	138	-	-	-	138

Balance, June 30, 2005	362,160	$370,578	$6,763,940	$8,679,452	($465,736)	$1,297,962	$16,646,196

Balance, January 1, 2006	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	-	-	-	1,075,529	-	-	1,075,529
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	6,317	6,317
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	(168,712)	(168,712)
Change related to supplemental retirement benefits, net of taxes	-	-	-	-	-	824	824

Total comprehensive income							913,958
Cash dividends declared, $1.22 per share	-	-	-	(443,352)	-	-	(443,352)
Exercise of stock options and stock compensation element expense	1,657	-	7,834	-	102,894	-	110,728
Acquisition of treasury stock	(1,535)	-	-	-	(108,622)	-	(108,622)
Performance and restricted stock activity	956	-	(10,968)	-	8,167	-	(2,801)
Amortization of compensation element of performance and restricted stock	-	-	-	-	7,154	-	7,154
Issuance of stock for employee benefit plans	864	-	(8,837)	-	53,297	-	44,460
Issuance of stock for BancMortgage contingent consideration	203	-	2,216	-	12,784	-	15,000

Balance, June 30, 2006	364,129	$370,578	$6,751,929	$9,943,155	($418,262)	$776,520	$17,423,920

1Balance at June 30, 2006 includes $349,370 for treasury stock and $68,892 for compensation element of restricted stock.

  Balance at June 30, 2005 includes $434,844 for treasury stock and $30,892 for compensation element of restricted stock.

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2006	2005
Cash Flows from Operating Activities:
Net income	$1,075,529	$957,994
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of RCM assets	-	(19,874)
Depreciation, amortization and accretion	394,128	380,046
Gain on sale of mortgage servicing rights	(41,720)	-
Origination of mortgage servicing rights	(243,781)	(159,269)
Provisions for loan losses and foreclosed property	86,614	59,742
Amortization of compensation element of performance and restricted stock	7,154	5,130
Stock option compensation	13,119	13,595
Excess tax benefits from stock-based compensation	(16,471)	-
Securities (gains)/losses	(5,962)	5,686
Net gain on sale of assets	(26,462)	(9,072)
Originated and purchased loans held for sale	(29,157,744)	(19,060,248)
Sales and securitizations of loans held for sale	31,050,595	17,984,222
Net decrease/(increase) in other assets	236,227	(246,566)
Net (decrease)/increase in other liabilities	(1,684)	600,966

Net cash provided by operating activities	3,369,542	512,352

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	1,724,250	2,550,707
Proceeds from sales of securities available for sale	591,800	1,875,962
Purchases of securities available for sale	(2,524,434)	(4,262,255)
Loan originations net of principal collected	(5,931,097)	(8,721,750)
Proceeds from sale of loans	1,147,170	153,030
Capital expenditures	(155,496)	(70,526)
Proceeds from the sale of other assets	26,885	20,524
Other investing activities	-	2,518

Net cash used in investing activities	(5,120,922)	(8,451,790)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	1,474,709	1,708,993
Net increase in foreign and brokered deposits	1,329,920	4,511,912
Net increase in funds purchased and other short-term borrowings	812,987	3,234,290
Proceeds from the issuance of long-term debt	1,589	1,123,497
Repayment of long-term debt	(2,554,091)	(1,747,164)
Proceeds from the exercise of stock options	102,955	84,656
Acquisition of treasury stock	(108,622)	(71,405)
Excess tax benefits from stock-based compensation	16,471	-
Dividends paid	(443,352)	(397,252)

Net cash provided by financing activities	632,566	8,447,527

Net (decrease) increase in cash and cash equivalents	(1,118,814)	508,089
Cash and cash equivalents at beginning of period	6,305,606	5,488,939

Cash and cash equivalents at end of period	$5,186,792	$5,997,028

Supplemental Disclosures:
Interest paid	$2,331,670	$1,258,097
Income taxes paid	345,340	288,601
Income taxes refunded	11,650	611

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

Note 2 – Acquisitions/Dispositions

On April 4, 2006, SunTrust paid $1.3 million in cash to the former owners of Prime Performance, Inc., a company acquired by National Commerce Financial Corporation (“NCF”) in March 2004. NCF and its subsidiaries were purchased by SunTrust in October 2004. Payment of the contingent consideration was made pursuant to the original purchase agreement between NCF and the former owners of Prime Performance and was considered an adjustment to goodwill.

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

Notes to Consolidated Financial Statements (Unaudited) - continued

On March 10, 2006, SunTrust paid $3.9 million to the former owners of SunAmerica Mortgage goodwill that was deductible for tax purposes. On March 9, 2005, the Company paid $4.3 million to the former owners of SunAmerica that was contingent on the performance of SunAmerica. This resulted in $4.3 million of goodwill that was deductible for tax purposes. In 2003, SunTrust completed the acquisition of SunAmerica, one of the top mortgage lenders in Metro Atlanta.

On January 28, 2006, AMA Holdings, Inc. (“AMA Holdings”), a 100%-owned subsidiary of SunTrust, exercised its right to call 98 minority member owned interests in AMA, LLC. The transaction resulted in $6.9 million of goodwill and $4.5 million of other intangibles related to client relationships which were both deductible for tax purposes. During the second quarter of 2005, AMA Holdings exercised its right to call 41 minority member owned interests in AMA, LLC which resulted in $3.3 million of goodwill that was also deductible for tax purposes. As of June 30, 2006, AMA Holdings owned 890 member interests of AMA, LLC, and 338 member interests of AMA, LLC were owned by employees and former employees. There are 111 employee and former employee-owned interests that may be called by AMA Holdings at its discretion, or put to AMA Holdings by the holders of the member interest, in accordance with the member agreement. The remaining 227 employee-owned interests may be subject to certain vesting requirements and may be put or called at certain dates in the future, in accordance with the member agreement.

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

Note 3 – Accounting Developments

Accounting Policies Adopted

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “SFAS No. 123(R),” “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Practice Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) clarifies and expands the guidance of SFAS No. 123 in several areas, including

Notes to Consolidated Financial Statements (Unaudited) - continued

measuring fair value, classifying an award as equity or as a liability, accounting for non-substantive vesting provisions, and accounting for forfeitures. Under the provisions of SFAS No. 123(R), the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure and record compensation expense in share-based payment transactions at fair value, reduced by expected forfeitures. In accordance with SFAS 123(R), the Company changed its policy of recognizing forfeitures as they occur and began estimating the number of awards for which it is probable service will be rendered. The estimate of forfeitures adjusts the initial recognition of compensation expense and the estimated forfeitures will be subsequently adjusted through compensation expense to reflect actual forfeitures.

Effective January 1, 2002, the Company adopted the fair value recognition provision of SFAS No. 123, prospectively, and began expensing the cost of stock options. As of December 31, 2005, all compensation expense related to awards granted prior to January 1, 2002 had been recognized. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. In conjunction with the adoption of SFAS 123(R), the Company refined its measurement of the expected stock price volatility calculation by using a daily average calculation. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

Recently Issued and Pending Accounting Pronouncements

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

In March 2006, the FASB issued an exposure draft of a Proposed Statement, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This proposal requires that companies recognize the overfunded or underfunded status of a defined benefit postretirement plan in the statement of financial position. If issued, SunTrust would record its net funded position related to its retirement benefits plan, supplemental retirement benefits plan, and other postretirement benefits plan on the Consolidated Balance Sheets with an offsetting impact, net of tax, to beginning equity. The Company would also reclassify its unrecognized actuarial gains and losses and unrecognized prior service cost to beginning accumulated other comprehensive income, net of tax. The FASB reached a tentative decision that any transition asset or transition obligation remaining from the initial application of SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” should be recognized as an adjustment to other comprehensive income, net of tax. Additionally, post-adoption changes in unrecognized actuarial gains and losses as well as unrecognized prior service costs will be recognized in other comprehensive income, net of tax. Finally, under the proposed guidance companies will no longer be permitted to use a measurement date other than the date of their fiscal year end. The Company currently uses a December 31 measurement date. If issued as currently proposed, this statement would be effective December 31, 2006. In July 2006, the FASB reached a tentative decision that the new standard should be applied prospectively. SunTrust is currently in the process of quantifying the impact this proposed statement will have on the Company’s financial position and results of operations, which is dependent upon year end plan valuations.

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” The FSP states that an evaluation of the design of the entity should be the single method used to understand variability when applying FIN 46(R) as opposed to alternative methods used to measure the amount of variability. This FSP introduces two steps to analyze the design of the entity and to determine the variability. Step one requires an analysis of the nature of the risks in the entity including credit risk, interest rate risk, foreign currency exchange risk, commodity price risk, equity price risk, and operations risk. Step two requires a determination of the purpose for which the entity is created and determination of the variability the entity is designed to create and pass along to its interest holders. Although this is a new approach, the conclusions will often be the same under the guidance of this FSP as those reached using other approaches. This FSP is to be applied on a prospective basis beginning July 1, 2006, to all entities that an enterprise becomes involved with and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred. SunTrust does not expect this standard to have an impact on the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited) - continued

In July 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation provides a two-step approach for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return and may result in companies revising their threshold for recognition of tax benefits that have some degree of uncertainty. FIN 48, which interprets SFAS No. 109, “Accounting for Income Taxes”, also addresses the accrual of any interest and penalties related to tax uncertainties and requires additional tax related disclosures. FIN 48 is effective beginning January 1, 2007 for calendar year companies. SunTrust is currently in the process of evaluating the impact that this Interpretation will have on the Company’s financial position and results of operations.

In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The Internal Revenue Service (“IRS”) has challenged companies on the timing and amount of tax deductions generated by certain leveraged lease transactions, commonly referred to as Lease-In, Lease-Out transactions (“LILOs”) and Sale-In, Lease-Out transactions (“SILOs”). As a result, some companies have settled with the IRS, resulting in a change to the estimated timing of cash flows and income on these types of leases. FSP No. FAS 13-2 indicates that a change in the timing of the realization of tax benefits on a leveraged lease transaction requires the lessor to recalculate that lease. Upon adoption, changes in the net investment as a result of a recalculation should be recorded as a cumulative effect of a change in accounting principle. This FSP is effective January 1, 2007 for calendar year companies. The Company believes that its tax treatment of certain investments in LILO and SILO leveraged lease transactions is appropriate based on its interpretation of the tax regulations and legal precedents; however, a court or other judicial authority could disagree. The Company is in the process of evaluating the impact that this FSP will have on the Company’s financial position and results of operations.

Note 4 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in thousands)	2006	2005		2006	2005
Balance at beginning of period	$1,039,247	$1,023,746	1.5	$1,028,128	$1,050,024	(2.1)
Provision for loan losses	51,759	47,811	8.3	85,162	58,367	45.9
Loan charge-offs	(55,649)	(65,801)	(15.4)	(109,915)	(130,893)	(16.0)
Loan recoveries	26,505	30,417	(12.9)	58,487	58,675	(0.3)

Balance at end of period	$1,061,862	$1,036,173	2.5	$1,061,862	$1,036,173	2.5

Note 5 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its 2005 annual review as of September 30, 2005, and determined there was no impairment of goodwill as of this date. There have been no events or changes in circumstances since September 30, 2005 that would indicate a need to test for impairment as of June 30, 2006. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2006 and 2005 are as follows:

Notes to Consolidated Financial Statements (Unaudited) - continued

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2005	$4,875,347	$1,267,452	$148,362	$243,808	$260,905	$10,139	$6,806,013
NCF purchase adjustments	22,332	(1,352)	(774)	(68)	(462)	(77)	19,599
Purchase of LHP minority shares	-	-	-	-	39,801	-	39,801
SunAmerica contingent consideration	-	-	-	4,349	-	-	4,349
Purchase of AMA, LLC minority shares	-	-	-	-	3,349	-	3,349

Balance, June 30, 2005	$4,897,679	$1,266,100	$147,588	$248,089	$303,593	$10,062	$6,873,111

Balance, January 1, 2006	$4,873,158	$1,261,363	$147,470	$247,985	$297,857	$7,335	$6,835,168
NCF purchase adjustments [1]	26,473	3,480	124	571	218	(481)	30,385
BancMortgage contingent consideration	-	-	-	22,500	-	-	22,500
Purchase of AMA, LLC minority shares	-	-	-	-	6,930	-	6,930
SunAmerica contingent consideration	-	-	-	3,906	-	-	3,906
Prime Performance contingent consideration	1,333	-	-	-	-	-	1,333

Balance, June 30, 2006	$4,900,964	$1,264,843	$147,594	$274,962	$305,005	$6,854	$6,900,222

1 US GAAP requires net assets acquired in a business combination to be recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition. However, tax related adjustments are permitted to extend beyond one year due to their nature and complexity. The purchase adjustments in the above table represent adjustments to the estimated fair value of the acquired net assets within the guidelines under US GAAP.

The changes in the carrying amounts of other intangible assets for the six months ended June 30, 2006 and 2005 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2005	$424,143	$482,392	$154,916	$1,061,451
Amortization	(51,305)	(76,001)	(9,730)	(137,036)
Servicing rights originated	-	159,269	-	159,269
LHP client relationships and noncompete agreements	-	-	11,119	11,119

Balance, June 30, 2005	$372,838	$565,660	$156,305	$1,094,803

Balance, January 1, 2006	$324,743	$657,604	$140,620	$1,122,967
Amortization	(43,632)	(90,343)	(9,498)	(143,473)
Servicing rights originated	-	243,781	-	243,781
CBF branch acquisition	1,085	-	-	1,085
Reclass to trading assets	-	-	(1,050)	(1,050)
Purchase of AMA, LLC minority shares	-	-	4,473	4,473
Sale/securitization of mortgage servicing rights	-	(90,668)	-	(90,668)
Issuance of noncompete agreement	-	-	4,231	4,231

Balance, June 30, 2006	$282,196	$720,374	$138,776	$1,141,346

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the full year 2006 and the subsequent years is as follows:

Notes to Consolidated Financial Statements (Unaudited) - continued

(Dollars in thousands)	Core Deposit Intangible	Other	Total
Full year 2006	$84,216	$19,016	$103,232
2007	68,959	18,896	87,855
2008	53,616	16,967	70,583
2009	36,529	13,747	50,276
2010	28,781	12,156	40,937
Thereafter	53,727	67,492	121,219

Total	$325,828	$148,274	$474,102

Note 6 – Securitizations

In May 2006, the Company sold residential mortgage loans in a securitization transaction in exchange for net proceeds of $496.5 million and retained interests of $1.1 million. The Company continues to perform servicing for the underlying mortgage loans. Servicing assets of approximately $9 million were recorded as a result of the transaction. A pretax gain of $1.1 million was also recognized as a result of the transaction. At June 30, 2006, the retained interests were classified on the Consolidated Balance Sheets as securities available for sale and were valued at $1.1 million based on dealer prices.

In May 2006, the Company sold leveraged commercial loans and high yield bonds to a securitization vehicle in exchange for net proceeds of $297.9 million. A pretax gain of $0.6 million was recognized as a result of the sale. In addition, the Company received $7.1 million in fee income for services performed related to the closing of the securitization. The Company holds an interest in the securitization vehicle that is classified on the Consolidated Balance Sheets as a trading asset and has a fair value of $6.7 million at June 30, 2006. Fair value was determined using the present value of future cash flows modeling approach.

In March 2006, the Company securitized $750.2 million of student loans in exchange for net proceeds totaling $750.1 million and retained interests of $27.6 million. The Company recognized a pretax gain of $2.5 million. The retained interests are classified on the Consolidated Balance Sheets as securities available for sale and the fair value as of June 30, 2006 was $29.6 million. Fair value was derived using the following assumptions: a discount rate of 9% and prepayment speed of 15% for 2006 and 6% for each year thereafter resulting in a weighted average life of six years. In addition, the Company is the master servicer for the securitized student loans and subservices its servicing responsibilities to an external third party.

Additionally, in March 2006, the Company securitized and sold $60.0 million of excess mortgage servicing rights in exchange for net proceeds of $74.0 million and retained interests of $10.4 million. A pretax gain of $24.4 million was recognized as a result of the transaction. At June 30, 2006, the retained interests were classified on the Consolidated Balance Sheets as securities available for sale and were valued at $16.2 million based on dealer prices. The Company continues to perform servicing for the underlying mortgage loans.

In the first quarter of 2006, the Company sold leveraged commercial loans to a securitization vehicle in exchange for net proceeds of $234.4 million. A pretax gain of $1.2 million was recognized as a result of the transaction. In addition, the Company recognized $5.8 million in fee income for services performed related to the closing of the securitization. Interests retained from the securitization are classified on the Consolidated Balance Sheets as securities available for sale and the fair value as of June 30, 2006 was $4.0 million. Fair value was determined based on prices paid for recent market trades.

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 7 – Employee Benefits

The Company provides stock-based awards through the SunTrust Banks, Inc. 2004 Stock Plan (“Stock Plan”) under which the Compensation Committee (“Committee”) has the authority to grant Stock Options, Restricted Stock, and Performance-based Restricted Stock (“Performance Stock”) to key employees of the Company. Under the 2004 Stock Plan, a total of 14 million shares of common stock is authorized and reserved for issuance, of which no more than 2.8 million shares may be issued as Restricted Stock. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest over three years and generally have a maximum contractual life of ten years. Upon option exercise, shares are issued to employees from treasury stock.

Shares of restricted stock may be granted to employees and directors and typically vest over three years. Restricted stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited or vested. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period.

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

Notes to Consolidated Financial Statements (Unaudited) – continued

given that yields are reasonably stable. The risk-free interest rate is the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair value of options granted during the second quarter of 2005 was $7.38 per share. No stock options were granted during the three months ended June 30, 2006. The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 were $16.53 and $8.11 per share, respectively. The increase in fair value was due to the change in methodology used to calculate the expected stock price volatility. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30		Six Months Ended June 30
	2006[1]	2005	2006	2005
Expected dividend yield	-%	2.96%	3.18%	2.80%
Expected stock price volatility	-	11.22	25.76	12.02
Risk-free interest rate (weighted average)	-	3.78	4.51	3.61
Expected life of options	-	5 years	6 years	5 years

1No stock options were granted during the three months ended June 30, 2006.

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands, except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, December 31, 2005	21,790,455	$14.18 - $76.50	$62.46	2,326,969	$26,222	$34.58
Granted	945,908	71.03 - 75.34	71.05	758,918	54,203	71.42
Exercised/vested	(1,716,101)	14.18 - 73.19	52.96	(624,224)	-	23.08
Cancelled/expired/forfeited	(289,910)	14.18 - 73.19	70.44	(79,336)	(4,379)	55.19
Amortization of compensation element	-	-	-	-	(7,154)	-

Balance, June 30, 2006	20,730,352	$14.56 - $76.50	$63.52	2,382,327	$68,892	$48.65

Exercisable, June 30, 2006	12,983,798		$58.03

Available for Additional Grant, June 30, 2006 [1]	9,523,544

1 Includes 1.8 million shares available to be issued as Restricted Stock

The following table presents information on stock options by ranges of exercise price at June 30, 2006:

(Dollars in thousands, except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at June 30, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$14.56 to $49.46	1,594,816	$40.85	3.76	$56,475	1,594,816	$40.85	3.76	$56,475
$49.75 to $64.57	8,495,867	56.49	5.37	168,003	8,429,867	56.46	5.37	166,934
$64.73 to $76.50	10,639,669	72.54	6.99	39,613	2,959,115	71.78	3.45	13,260

	20,730,352	$63.52	6.08	$264,091	12,983,798	$58.03	4.73	$236,669

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the

Notes to Consolidated Financial Statements (Unaudited) - continued

option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months and six months ended June 30, 2006 was $13.8 million and $37.4 million, respectively. Total intrinsic value of options exercised for the three months and six months ended June 30, 2005 was $19.7 million and $47.3 million, respectively. Total fair value of performance and restricted shares vested was $1.3 million and $14.4 million and $5.0 million and $10.1 million, net of tax, for the three months and six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, there was $104.6 million unrecognized stock-based compensation expense related to nonvested stock options and performance and restricted stock, which is expected to be recognized over a weighted average period of 1.97 years.

	Three Months Ended June 30		Six Months Ended June 30

(In thousands)	2006	2005	2006	2005

Stock-based compensation expense:
Stock options	$5,551	$7,219	$11,780	$13,307
Performance and restricted stock	4,743	2,119	7,154	5,130

Total stock-based compensation expense	$10,294	$9,338	$18,934	$18,437

For stock-based compensation awards that ordinarily result in future tax deductions (i.e., nonqualified stock options), compensation cost results in a deductible temporary difference. The tax benefit (or expense) will result from increases (or decreases) in the temporary difference as additional service is rendered and the related compensation cost is recognized. The recognized tax benefit amounted to $3.9 million and $3.5 million for the three months ended June 30, 2006 and 2005, respectively. The recognized tax benefit amounted to $7.2 million and $7.0 million for the six months ended June 30, 2006 and 2005, respectively.

In the first quarter of 2006, SunTrust contributed $82 million to its noncontributory qualified retirement plan (“Retirement Benefits” Plan) related to the 2006 plan year. No contributions were made during the second quarter. The expected long-term rate of return on plan assets is 8.5% for 2006.

Anticipated employer contributions/benefit payments for the full year 2006 remain at $8.1 million for the Supplemental Retirement Benefit plans. For the second quarter of 2006, the actual contributions/benefit payments totaled $3.9 million. Actual contributions/benefit payments year to date are $5.1 million.

Notes to Consolidated Financial Statements (Unaudited) – continued

	Three Months Ended June 30
	2006			2005
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$18,864	$620	$777	$15,759	$552	$767
Interest cost	25,898	1,670	2,720	23,415	1,505	2,533
Expected return on plan assets	(41,276)	-	(2,026)	(38,778)	-	(2,277)
Amortization of prior service cost	(123)	883	-	(124)	627	-
Recognized net actuarial loss	14,238	1,349	2,472	9,218	1,656	1,766
Amortization of initial transition obligation	-	-	579	-	-	588
Partial settlement	-	-	-	-	4,892	-

Net periodic benefit cost	$17,601	$4,522	$4,522	$9,490	$9,232	$3,377

	Six Months Ended June 30
	2006			2005
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$36,873	$1,239	$1,557	$32,259	$1,127	$1,542
Interest cost	50,623	3,339	5,448	47,090	3,005	4,958
Expected return on plan assets	(80,681)	-	(4,057)	(77,878)	-	(4,502)
Amortization of prior service cost	(240)	1,765	-	(249)	1,177	-
Recognized net actuarial loss	27,829	2,700	4,949	18,118	2,981	3,316
Amortization of initial transition obligation	-	-	1,159	-	-	1,163
Participant information adjustment	-	-	-	(14,600)	-	-
Partial settlement	312	54	-	-	8,032	-

Net periodic benefit cost	$34,716	$9,097	$9,056	$4,740	$16,322	$6,477

Note 8 – Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2006 and 2005 was calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2006	2005	2006	2005
Comprehensive income:
Net income	$544,002	$465,700	$1,075,529	$957,994
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	(119,800)	208,980	(168,712)	14,604
Change in unrealized gains (losses) on derivatives, net of taxes	1,960	(1,614)	6,317	7,348
Change related to supplemental retirement benefits, net of taxes	-	-	824	(940)

Total comprehensive income	$426,162	$673,066	$913,958	$979,006

The components of accumulated other comprehensive income were as follows:

(Dollars in thousands)	June 30 2006	December 31 2005
Unrealized net gain on available for sale securities	$803,106	$971,817
Unrealized net loss on derivative financial instruments	(11,023)	(17,339)
Supplemental retirement benefits	(15,563)	(16,387)

Total accumulated other comprehensive income	$776,520	$938,091

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 9 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 0.3 million and 7.8 million related to stock options for the periods ended June 30, 2006 and 2005, respectively, were excluded from the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2006 and 2005 is included in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2006	2005	2006	2005
Diluted
Net income	$544,002	$465,700	$1,075,529	$957,994

Average basic common shares	361,267	359,090	360,604	358,674
Effect of dilutive securities:
Stock options	1,988	2,854	2,064	2,980
Performance and restricted stock	1,136	1,698	1,249	1,738

Average diluted common shares	364,391	363,642	363,917	363,392

Earnings per average common share - diluted	$1.49	$1.28	$2.96	$2.64

Basic
Net income	$544,002	$465,700	$1,075,529	$957,994

Average basic common shares	361,267	359,090	360,604	358,674

Earnings per average common share - basic	$1.51	$1.30	$2.98	$2.67

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

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (brokerage and individual wealth management), Asset Management Advisors, and Institutional Investment Management and Administration.

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with

Notes to Consolidated Financial Statements (Unaudited) - continued

servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and its captive reinsurance subsidiary (Cherokee Insurance Company).

In addition, the Company reports a Corporate Other and Treasury segment which includes the investment securities portfolio, long-term debt, capital, short-term liquidity and funding activities, balance sheet risk management including derivative hedging activities, and certain support activities not currently allocated to the aforementioned lines of business. Any internal management reporting transactions not already eliminated in the results of the functional lines of business are reflected in Reconciling Items.

The Company continues to augment its internal management reporting methodologies. Currently, the lines of business’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provides an enhanced view of analyzing the lines of business’ financial performance. The internal allocations include the following: match maturity funds transfer pricing and a fully taxable-equivalent (“FTE”) gross-up on tax exempt loans and securities to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Beginning January 2006, income tax expense is calculated based on a marginal income tax rate which is modified to reflect the impact of various income tax adjustments and credits that are unique to each business segment. Future enhancements to line of business segment profitability reporting are expected to include: the attribution of economic capital and the use of expected loss in lieu of net charge-offs. Currently, for credit related costs of the functional lines of business, the Company uses net charge-offs as an estimate of the provision for loan losses. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period and will update historical year-to-date, quarterly, and annual results.

Notes to Consolidated Financial Statements (Unaudited) - continued

The tables below disclose selected financial information for SunTrust’s reportable segments for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,937,485	$35,158,665	$23,842,529	$41,080,709	$8,858,253	$31,871,855	$1,994,650	$180,744,146
Average total liabilities	69,671,759	14,079,223	7,935,018	2,164,566	9,274,087	60,418,774	(103,732)	163,439,695
Average total equity	-	-	-	-	-	-	17,304,451	17,304,451

Net interest income	$605,471	$228,136	$50,597	$149,529	$92,039	($25,613)	$68,584	$1,168,743
Fully taxable-equivalent adjustment (FTE)	21	10,082	7,389	-	17	3,774	-	21,283

Net interest income (FTE)[1]	605,492	238,218	57,986	149,529	92,056	(21,839)	68,584	1,190,026
Provision for loan losses[2]	18,871	6,656	(435)	2,128	751	1,173	22,615	51,759

Net interest income after provision for loan losses	586,621	231,562	58,421	147,401	91,305	(23,012)	45,969	1,138,267
Non interest income	267,671	68,204	160,841	100,322	251,804	34,786	(8,259)	875,369
Non interest expense	541,010	158,554	108,533	151,791	257,798	4,650	(8,243)	1,214,093

Net income before taxes	313,282	141,212	110,729	95,932	85,311	7,124	45,953	799,543
Provision for income taxes[3]	114,502	32,320	41,885	32,991	31,857	(10,423)	12,409	255,541

Net income	$198,780	$108,892	$68,844	$62,941	$53,454	$17,547	$33,544	$544,002

	Three Months Ended June 30, 2005
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$36,360,534	$33,330,340	$20,484,858	$30,430,271	$8,439,024	$33,755,860	$2,452,702	$165,253,589
Average total liabilities	65,150,602	13,741,958	7,572,474	1,788,489	9,728,955	51,219,329	(223,785)	148,978,022
Average total equity	-	-	-	-	-	-	16,275,567	16,275,567

Net interest income	$537,370	$214,806	$59,596	$130,989	$82,972	$68,927	$29,049	$1,123,709
Fully taxable-equivalent adjustment (FTE)	21	9,477	5,421	-	18	3,783	-	18,720

Net interest income (FTE)[1]	537,391	224,283	65,017	130,989	82,990	72,710	29,049	1,142,429
Provision for loan losses[2]	29,640	3,213	(14)	2,828	902	1,060	10,182	47,811

Net interest income after provision for loan losses	507,751	221,070	65,031	128,161	82,088	71,650	18,867	1,094,618
Non interest income	257,853	61,233	153,035	51,203	233,671	22,402	(8,488)	770,909
Non interest expense	500,491	146,786	107,959	125,069	233,071	67,970	(8,521)	1,172,825

Total contribution before taxes	265,113	135,517	110,107	54,295	82,688	26,082	18,900	692,702
Provision for income taxes[3]	99,208	35,148	41,905	18,007	30,927	(7,736)	9,543	227,002

Net income	$165,905	$100,369	$68,202	$36,288	$51,761	$33,818	$9,357	$465,700

1 Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the lines of business.

3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) – continued

	Six Months Ended June 30, 2006
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,220,942	$34,523,333	$23,605,495	$40,328,035	$8,878,999	$31,431,483	$2,201,562	$179,189,849
Average total liabilities	68,514,362	14,117,848	8,382,530	1,953,945	9,282,472	59,799,843	(39,977)	162,011,023
Average total equity	-	-	-	-	-	-	17,178,826	17,178,826

Net interest income	$1,198,905	$450,846	$112,450	$297,961	$183,980	($43,345)	$146,987	$2,347,784
Fully taxable - equivalent adjustment (FTE)	42	20,155	13,887	-	34	7,503	-	41,621

Net interest income (FTE)[1]	1,198,947	471,001	126,337	297,961	184,014	(35,842)	146,987	2,389,405
Provision for loan losses[2]	38,589	5,559	(830)	5,000	943	2,167	33,734	85,162

Net interest income after provision for loan losses	1,160,358	465,442	127,167	292,961	183,071	(38,009)	113,253	2,304,243
Noninterest income	526,179	136,712	317,864	220,669	490,591	50,948	(16,088)	1,726,875
Noninterest expense	1,070,243	317,709	231,018	295,003	517,520	25,144	(16,053)	2,440,584

Net income before taxes	616,294	284,445	214,013	218,627	156,142	(12,205)	113,218	1,590,534
Provision for income taxes[3]	225,981	68,230	80,408	76,215	58,034	(31,400)	37,537	515,005

Net income	$390,313	$216,215	$133,605	$142,412	$98,108	$19,195	$75,681	$1,075,529

	Six Months Ended June 30, 2005
	Retail	Commercial	Corporate & Investment Banking	Mortgage	Wealth & Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$36,079,889	$32,710,359	$20,053,937	$29,743,798	$8,371,887	$33,897,317	$2,389,865	$163,247,052
Average total liabilities	64,430,573	13,749,375	7,482,765	1,636,796	9,631,266	50,401,614	(283,266)	147,049,123
Average total equity	-	-	-	-	-	-	16,197,929	16,197,929

Net interest income	$1,059,563	$416,119	$114,819	$256,428	$160,127	$16,693	$211,520	$2,235,269
Fully taxable - equivalent adjustment (FTE)	36	18,455	10,260	-	32	7,603	-	36,386

Net interest income (FTE)[1]	1,059,599	434,574	125,079	256,428	160,159	24,296	211,520	2,271,655
Provision for loan losses[2]	62,237	2,823	(722)	3,882	1,153	2,846	(13,852)	58,367

Net interest income after provision for loan losses	997,362	431,751	125,801	252,546	159,006	21,450	225,372	2,213,288
Noninterest income	496,181	118,343	329,782	96,030	466,315	34,640	(16,568)	1,524,723
Noninterest expense	998,721	292,167	226,739	237,312	479,364	89,020	(16,592)	2,306,731

Total contribution before taxes	494,822	257,927	228,844	111,264	145,957	(32,930)	225,396	1,431,280
Provision for income taxes[3]	185,216	66,301	86,593	37,153	54,308	(40,436)	84,151	473,286

Net income	$309,606	$191,626	$142,251	$74,111	$91,649	$7,506	$141,245	$957,994

1 Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the lines of business.

3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) - continued

Note 11 – Off Balance Sheet

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

Three Pillars has issued a subordinated note to a third party. The holder of this note absorbs the majority of Three Pillars’ expected losses. The subordinated note investor, therefore, is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of June 30, 2006 and December 31, 2005, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $6.0 billion and $4.7 billion, respectively, consisting primarily of secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $8.6 million and $5.6 million for the quarters ended June 30, 2006 and 2005, respectively and $14.4 million and $11.2 million for the six months ended June 30, 2006 and 2005, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of June 30, 2006, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $8.1 billion and $702.2 million, respectively, compared to $7.2 billion and $707.1 million, respectively, as of December 31, 2005. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $780.0 million and $803.0 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at June 30, 2006 and December 31, 2005, respectively. The Company’s maximum exposure to loss for these limited partner investments at June 30, 2006 totaled $343.9 million as compared to $357.9 million at December 31, 2005. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

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

Notes to Consolidated Financial Statements (Unaudited) - continued

such as the right to remove the general partner, or “kick-out rights”, as indicated in EITF Issue No. 04-5. Therefore, SunTrust, as the general partner, is precluded from consolidating the limited partnerships.

Note 12 – Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”), the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of June 30, 2006, which have characteristics as specified by FIN 45.

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

As of June 30, 2006 and December 31, 2005, the maximum potential amount of the Company’s obligation was $13.1 billion and $13.3 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $113.9 million and $113.8 million in other liabilities for unearned fees related to these letters of credit as of June 30, 2006 and December 31, 2005, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $85.6 million and $163.0 million as of June 30, 2006 and December 31, 2005, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts

Notes to Consolidated Financial Statements (Unaudited) - continued

recorded for these guarantees as of June 30, 2006. If required, these contingent payments would be payable within the next three years.

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures are guaranteed to have a liquidation value equal to the sum of the issue price, $350.0 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of June 30, 2006 and December 31, 2005, $515.5 million and $492.9 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance of the Series B Preferred Stock.

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their clients’ securities transactions and to hold clients’ accounts. Under their respective agreements, STIS and STCM agree to indemnify the clearing broker for losses that result from a client’s failure to fulfill their contractual obligations. As the clearing broker’s rights to charge STIS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse through cash or securities held in the defaulting clients’ accounts. For the six months ended June 30, 2006, SunTrust experienced minimal net losses as a result of the indemnity. The clearing agreements for STIS and STCM expire in May 2010.

The Company has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The notional amount outstanding as of June 30, 2006 and December 31, 2005 was $482.4 million and $664.2 million, respectively. As of June 30, 2006, the notional amounts expire as follows: $156.0 million in 2006, $30.0 million in 2007, $87.0 million in 2008, $34.8 million in 2009, $72.3 million in 2010, and $102.3 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. In addition, there are certain purchased credit default swap contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company.

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2006, the Company had $46.7 billion in residential real estate loans, representing 38.9% of total loans, and an additional $17.7 billion in commitments to extend credit on such loans. At December 31, 2005, the Company had $43.5 billion in residential real estate loans, representing 38.0% of total loans, and an additional $15.7 billion in commitments to extend credit on such loans. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans, which comprised approximately 30% of loans secured by residential real estate at June 30, 2006 and December 31, 2005. The risk in each loan type is mitigated and controlled by managing the timing of payment shock, private mortgage insurance and underwriting guidelines. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $550.9 million and $412.8 million as of June 30, 2006 and December 31, 2005, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia and the District of Columbia. Within its geographic footprint, the Company operates under five business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (“CIB”), Mortgage, and Wealth and Investment Management. In addition to traditional deposit, credit and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services. As of June 30, 2006, SunTrust had 1,695 full-service branches, including in-store branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,564 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the second quarter of 2006 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2005 Annual Report found on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2006 presentation. In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis, and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. During the second quarter of 2006, the net interest margin calculation was revised as a result of the Company segregating certain noninterest earning trading assets that had previously been included with interest earning trading assets. All prior periods presented were restated to reflect this refinement. Management believes this refined method to be a more reflective measure of net interest margin due to the interest earning nature of these assets.

The Company presents diluted earnings per share excluding merger expense and efficiency ratio excluding merger expense related to the NCF acquisition. The Company believes the exclusion of the merger charges, which represent incremental costs to integrate NCF’s operations, results in a more accurate reflection of normalized operations. Additionally, the Company presents a return on average realized shareholders’ equity, as well as a return on average total shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains and a return on average total assets (“ROA”). The return on average realized shareholders’ equity and return on average assets less net unrealized securities gains exclude realized securities gains and losses, The Coca-Cola Company dividend, and net unrealized securities gains. Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.1 billion as of June 30, 2006, the Company believes ROA and ROE excluding these impacts from the Company’s securities portfolio is the more comparative performance measure when being evaluated against other companies. The Company provides reconcilements on pages 31 through 32 for all non US GAAP financial measures.

The information in this report may contain forward-looking statements, including statements about credit quality and the future prospects of the Company. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

Such statements are based upon the current beliefs and expectations of SunTrust’s management and on information currently available to management. The forward looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements speak as of the date hereof, and SunTrust does not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the Company’s 2005 Annual Report on Form 10-K, in the Company’s Quarterly Reports on Form 10-Q (including this Quarterly Report, at Part II, Item 1A,) and in the Current Reports filed on Form 8-K with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov). Those factors include: changes in general business or economic conditions, including customers’ ability to repay debt obligations, could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenues and expenses, the value of assets and obligations, costs of capital, or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; significant changes in securities markets or markets for commercial or residential real estate could harm our revenues and profitability; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; customers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking, which subjects us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business; we rely on other companies for key components of our business infrastructure; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenues, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing profit margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries accounts for most of our revenues and could affect our liquidity and ability to pay dividends; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel without whom our operations may suffer; we may be unable to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement the business strategy; our accounting policies and methods are key to how we report financial condition and results of operation, and may require management to make estimates about matters that are uncertain; our stock price can be volatile; and our disclosure controls and procedures may fail to prevent or detect all errors or acts of fraud.

EARNINGS OVERVIEW

SunTrust reported earnings of $544.0 million for the second quarter of 2006, an increase of $78.3 million, or 16.8%, compared to the same period of the prior year. Reported diluted earnings per share was $1.49 and $1.28 for the three months ended June 30, 2006 and 2005, respectively. Diluted earnings per share excluding merger expense, which excluded $33.6 million of after-tax merger charges for the second quarter of 2005, was $1.37 for the second quarter of 2005. Net income for the first six months of 2006 was $1,075.5 million, an increase of $117.5 million, or 12.3%, compared to the same period of the prior year. Reported diluted earnings per share was $2.96 and $2.64 for the six months ended June 30, 2006 and 2005, respectively. Diluted earnings per share excluding merger expense, which excluded $49.6 million of after-tax merger charges, was $2.77 for the first six months of 2005.

Net interest income was $1,190.0 million for the second quarter of 2006, an increase of $47.6 million, or 4.2%, from the second quarter of 2005. The primary driver of the increase was strong growth in loans and loans held for sale. Average loans increased $13.2 billion, or 12.3%, and average loans held for sale increased $3.1 billion, or 46.4%, from the second quarter of 2005. The net interest margin decreased 18 basis points from the second quarter of 2005 to the second quarter of 2006 primarily due to higher short-term borrowing costs and tighter spreads resulting from the continued flattening/inversion of the yield curve.

Net interest income for the six months ended June 30, 2006 was $2,389.4, an increase of $117.7 million, or 5.2%, from the same period of the prior year, due primarily to strong growth in loans and loans held for sale. The net interest margin decreased 16 basis points from the first six months of 2005 to the first six months of 2006 due to the same factors that impacted the quarter over quarter decline described above.

Provision for loan losses was $51.8 million in the second quarter of 2006, an increase of $4.0 million, or 8.3%, from the same period of the prior year. The increase in the provision was primarily attributed to loan growth resulting from continued demand for mortgage portfolio products and construction lending. Credit quality continued to be strong for the second quarter of 2006, as evidenced by the net charge-off ratio and level of nonperforming loans. Annualized net charge-offs to average loans were 0.10% for the second quarter of 2006 compared to 0.13% for the same period last year. Nonperforming loans totaled $327.3 million, or 0.27% of total loans as of June 30, 2006, compared to $296.3 million, or 0.26% of total loans as of December 31, 2005. For the six months ended June 30, 2006, the provision for loan losses was $85.2 million, an increase of $26.8 million, or 45.9%, from the same period of the prior year. The increase in the provision was primarily attributable to significant loan growth.

Total noninterest income was $875.4 million for the second quarter of 2006, an increase of $104.5 million, or 13.6%, from the same period of the prior year. A significant portion of the noninterest income growth resulted from growth in mortgage related income, reflecting the continued strength in loan production-related income as well as an increase in mortgage servicing-related income. An increase in the level of loans sales as well as loan production from the continued sales efforts drove the increase in production-related income in the second quarter. The increase in servicing-related income experienced during the second quarter resulted from the increased income created from the larger servicing portfolio and the realization of the value embedded in the mortgage servicing rights through the sale or securitization of a portion of the servicing rights. Also contributing to the noninterest income growth were increases in wealth management income (the combination of trust and investment management income and retail investment services), investment banking income, trading account profits and commissions, and card fees. Net securities gains increased $5.9 million from the second quarter of 2005.

For the first six months of 2006, noninterest income was $1,726.9 million, up $202.2 million, or 13.3%, from $1,524.7 million for the same period in 2005. A significant portion of the growth was related to mortgage related income. Also contributing to the increase were strong card fees and trading account profits and commissions. Net securities gains totaled $6.0 million in the first six months of 2006 compared to net securities losses of $5.7 million in the first six months of 2005.

Total noninterest expense was $1,214.1 million for the second quarter of 2006, an increase of $41.3 million, or 3.5%, from the same period of the prior year. Personnel expenses in the second quarter of 2006 increased $65.8 million, or 10.6%, from the prior year period. The increase was attributed to merit increases, higher pension expenses, increased revenue driven incentive payments, contract programming and increased headcount. Also negatively impacting noninterest expense were increases in marketing and customer development expense resulting from the Company’s marketing campaigns focusing on customer acquisition and deposit promotion, and outside processing and software expense due to higher transaction volume. Offsetting these increases was the absence of merger expense for the second quarter of 2006 compared to $54.3 million incurred during the second quarter of 2005.

For the first six months of 2006, noninterest expense was $2,440.6 million, up $133.9 million, or 5.8%, from $2,306.7 million for the same period in 2005. The factors causing this increase were similar to those noted in the quarter over quarter discussion above. Additionally, there was an increase in consulting and legal expense, primarily related to consulting costs for the Company’s risk management process initiatives. Offsetting these increases was the absence of merger expense for the first six months of 2006 compared to $80.0 million incurred during the first six months of 2005.

Selected Quarterly Financial Data	Table 1
	Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions, except per share data) (Unaudited)	2006	2005	2006	2005

Summary of Operations
Interest and dividend income	$2,423.1	$1,843.3	$4,701.8	$3,559.3
Interest expense	1,254.3	719.6	2,354.0	1,324.0

Net interest income	1,168.8	1,123.7	2,347.8	2,235.3
Provision for loan losses	51.8	47.8	85.2	58.4

Net interest income after provision for loan losses	1,117.0	1,075.9	2,262.6	2,176.9
Noninterest income	875.4	770.9	1,726.9	1,524.7
Noninterest expense	1,214.1	1,172.8	2,440.6	2,306.7

Income before provision for income taxes	778.3	674.0	1,548.9	1,394.9
Provision for income taxes	234.3	208.3	473.4	436.9

Net income	$544.0	$465.7	$1,075.5	$958.0

Net interest income-FTE	$1,190.0	$1,142.4	$2,389.4	$2,271.7
Total revenue - FTE	2,065.4	1,913.3	4,116.3	3,796.4
Per Common Share
Diluted	$1.49	$1.28	$2.96	$2.64
Diluted excluding merger expense	1.49	1.37	2.96	2.77
Basic	1.51	1.30	2.98	2.67
Dividends declared	0.61	0.55	1.22	1.10
Book value	47.85	45.96
Market price:
High	78.33	75.00	78.33	75.00
Low	72.56	69.60	69.68	69.00
Close	76.26	72.24	76.26	72.24
Selected Average Balances
Total assets	$180,744.1	$165,253.6	$179,189.8	$163,247.1
Earning assets	158,888.8	144,283.3	157,324.5	142,185.7
Loans	120,144.5	106,966.7	118,214.1	105,101.6
Consumer and commercial deposits	97,172.3	93,064.5	96,237.6	92,022.0
Brokered and foreign deposits	27,194.3	15,709.1	25,930.0	14,573.1
Total shareholders’ equity	17,304.4	16,275.6	17,178.8	16,197.9
Total average shareholders’ equity to average assets	9.57%	9.85%	9.59%	9.92%
Average common shares - diluted (thousands)	364,391	363,642	363,917	363,392
Average common shares - basic (thousands)	361,267	359,090	360,604	358,674
Financial Ratios (Annualized)
Return on average total assets	1.21%	1.13%	1.21%	1.18%
Return on average assets less net unrealized securities gains	1.18	1.11	1.19	1.17
Return on average total shareholders’ equity	12.61	11.48	12.63	11.93
Return on average realized shareholders’ equity	12.90	12.02	12.98	12.61
Net interest margin	3.00	3.18	3.06	3.22
Efficiency ratio	58.78	61.30	59.29	60.76
Efficiency ratio excluding merger expense	58.78	58.46	59.29	58.65
Tangible efficiency ratio	57.53	59.74	58.00	59.15
Tangible equity to tangible assets	5.81	5.72
Capital Adequacy
Tier 1 capital ratio	7.31	7.04
Total capital ratio	10.70	10.25
Tier 1 leverage ratio	6.82	6.65

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data) (Unaudited)	2006	2005	2006	2005
Reconcilement of Non US GAAP Financial Measures
Net income	$544.0	$465.7	$1,075.5	$958.0
Securities (gains)/losses, net of tax	(3.6)	-	(3.7)	3.5

Net income excluding net securities (gains)/losses	540.4	465.7	1,071.8	961.5
The Coca-Cola Company dividend, net of tax	(13.3)	(12.0)	(26.6)	(24.0)

Net income excluding net securities (gains)/losses and The Coca-Cola Company dividend	$527.1	$453.7	$1,045.2	$937.5

Net income	$544.0	$465.7	$1,075.5	$958.0
Merger expense, net of tax	-	33.6	-	49.6

Net income excluding merger expense	$544.0	$499.3	$1,075.5	$1,007.6

Noninterest expense	$1,214.1	$1,172.8	$2,440.6	$2,306.7
Merger expense	-	(54.3)	-	(80.0)

Noninterest expense excluding merger expense	$1,214.1	$1,118.5	$2,440.6	$2,226.7

Diluted earnings per share	$1.49	$1.28	$2.96	$2.64
Impact of excluding merger expense	-	0.09	-	0.13

Diluted earnings per share excluding merger expense	$1.49	$1.37	$2.96	$2.77

Efficiency ratio	58.78%	61.30%	59.29%	60.76%
Impact of excluding merger expense	-	(2.84)	-	(2.11)

Efficiency ratio excluding merger expense	58.78%	58.46%	59.29%	58.65%

Efficiency ratio	58.78%	61.30%	59.29%	60.76%
Impact of excluding amortization of intangible assets	(1.25)	(1.56)	(1.29)	(1.61)

Tangible efficiency ratio	57.53%	59.74%	58.00%	59.15%

Total average assets	$180,744.1	$165,253.6	$179,189.8	$163,247.1
Average net unrealized securities gains	(1,528.0)	(1,791.6)	(1,570.2)	(1,911.5)

Average assets less net unrealized securities gains	$179,216.1	$163,462.0	$177,619.6	$161,335.6

Total average equity	$17,304.4	$16,275.6	$17,178.8	$16,197.9
Average accumulated other comprehensive income	(915.9)	(1,139.5)	(939.7)	(1,212.0)

Total average realized equity	$16,388.5	$15,136.1	$16,239.1	$14,985.9

Return on average total assets	1.21%	1.13%	1.21%	1.18%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.03)	(0.02)	(0.02)	(0.01)

Return on average total assets less net unrealized securities gains [1]	1.18%	1.11%	1.19%	1.17%

Return on average total shareholders’ equity	12.61%	11.48%	12.63%	11.93%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	0.29	0.54	0.35	0.68

Return on average realized shareholders’ equity [2]	12.90%	12.02%	12.98%	12.61%

1Computed by dividing annualized net income, excluding tax effected net securities gains and The Coca-Cola Company dividend, by average assets less net unrealized gains/losses on securities.

2Computed by dividing annualized net income, excluding tax effected net securities gains/losses and The Coca-Cola Company dividend, by average realized shareholders’ equity.

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2006	2005	2006	2005
Reconcilement of Non US GAAP Financial Measures
Net interest income	$1,168.8	$1,123.7	$2,347.8	$2,235.3
FTE adjustment	21.2	18.7	41.6	36.4

Net interest income - FTE	1,190.0	1,142.4	2,389.4	2,271.7
Noninterest income	875.4	770.9	1,726.9	1,524.7

Total revenue - FTE	2,065.4	1,913.3	4,116.3	3,796.4
Securities (gains)/losses	(5.9)	-	(6.0)	5.7

Total revenue excluding securities (gains)/losses	$2,059.5	$1,913.3	$4,110.3	$3,802.1

	As of June 30
(Dollars in thousands) (Unaudited)	2006	2005
Total shareholders’ equity	$17,423,920	$16,646,196
Goodwill	(6,900,222)	(6,873,111)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,141,346)	(1,094,803)
Mortgage servicing rights	720,374	565,660

Tangible equity	$10,102,726	$9,243,942

Total assets	$181,143,444	$168,952,575
Goodwill	(6,900,222)	(6,873,111)
Other intangible assets including MSRs	(1,141,346)	(1,094,803)
Mortgage servicing rights	720,374	565,660

Tangible assets	$173,822,250	$161,550,321

Tangible equity to tangible assets	5.81%	5.72%

CONSOLIDATED FINANCIAL PERFORMANCE

Net Interest Income/Margin

Net interest income was $1,190.0 million for the second quarter of 2006, an increase of $47.6 million, or 4.2%, from the second quarter of 2005. Strong growth in loans and loans held for sale were the primary drivers of the increase in net interest income.

The net interest margin decreased 18 basis points from 3.18% in the second quarter of 2005 to 3.00% in the second quarter of 2006 due to higher short-term borrowing costs and tighter spreads resulting from the continued flat to inverted yield curve. An overall decline in low cost deposits, as well as a shift in the deposit mix to higher cost certificates of deposit also contributed to the decrease. Continuation or acceleration of this trend in customer preferences for higher yielding deposits and a prolonged flat to inverted yield curve, or other external factors, could have a negative impact on net interest margin in future periods. The Company has incorporated initiatives to mitigate further margin compression with an emphasis on growing lower cost deposits. The earning asset yield for the second quarter of 2006 increased 99 basis points from the second quarter of 2005. Loan yield increased 107 basis points and securities available for sale yield increased 36 basis points from the prior year. In the second quarter of 2006, the total interest-bearing liability costs increased 138 basis points from the second quarter of 2005.

While both short-term and long-term interest rates have risen for the last year, the yield curve has flattened considerably. The Federal Reserve Bank Fed Funds rate averaged 4.90% for the second quarter of 2006, an increase of 198 basis points over the second quarter of 2005 average, and one-month LIBOR increased 198 basis points to average 5.09% in the second quarter of 2006. In contrast, the five-year swap rate averaged 5.49%, an increase of 119 basis points over the second quarter of 2005 average, and the ten-year swap rate increased 103 basis points over the same time period to an average rate of 5.61%. As a result, incremental asset growth, in particular mortgage loans and mortgage loans held for sale, has been funded at tighter spreads due to higher short-term borrowing costs.

Average earning assets were up $14.6 billion, or 10.1%, and average interest-bearing liabilities increased $13.3 billion, or 11.2%, for the second quarter of 2006 versus the second quarter of 2005. Average loans increased $13.2 billion, or 12.3%, average securities available for sale decreased $1.8 billion, or 6.7%, and average loans held for sale increased $3.1 billion, or 46.4%, in the second quarter of 2006 compared to the second quarter of 2005.

The Company continued to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Campaigns to attract client deposits were implemented in 2005 and continued in the second quarter of 2006 as evidenced by the 36.0% increase in marketing and customer development expense, and a $4.1 billion increase in average consumer and commercial deposits compared to the second quarter of 2005. The growth in consumer and commercial deposits was entirely in certificates of deposit as consumers have focused on higher paying deposits in the current rate environment.

For the first six months of 2006, net interest income was $2,389.4 million, an increase of $117.7 million, or 5.2%. The primary contributors to the growth were strong growth in loans and loans held for sale, partially offset by a decline in net interest margin. The net interest margin was 3.06% for the first six months of 2006, a decline of 16 basis points from the same period a year ago. Short-term rates on a six month basis increased more rapidly than long-term rates. Specifically, one-month LIBOR increased 197 basis points, and the five-year swap rate increased only 97 basis points. As a result, the incremental asset growth was funded at tighter spreads due to higher short-term borrowing costs. The earning asset yield for the first six months increased 98 basis points over the first six months of 2005. The loan yield improved 104 basis points, and securities available for sale increased 36 basis points. The cost of interest-bearing liabilities rose 136 basis points due to repricing of consumer and commercial interest-bearing deposits, a shift in deposit mix, and the increased cost of short-term funding.

Earning assets increased $15.1 billion, or 10.6%, while interest-bearing liabilities grew $13.4 billion, or 11.5%. The benefits of strong asset growth were offset by the continued shift in deposit mix away from lower cost deposit products to higher yielding certificates of deposit.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact on net interest margin of one basis point for both the first six months of 2006 and the first six months of 2005. Table 2 contains more detailed information concerning average loans, yields and rates paid.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid	Table 2

	Three Months Ended
	June 30, 2006			June 30, 2005
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$34,348.0	$515.1	6.00%	$26,224.1	$347.8	5.31%
Real estate construction	12,180.6	226.4	7.45	9,196.9	137.6	6.00
Real estate home equity lines	13,517.5	253.6	7.52	12,134.7	173.7	5.74
Real estate commercial	12,840.8	215.5	6.73	12,214.5	171.9	5.64
Commercial - FTE[1]	33,993.0	516.7	6.10	32,393.4	398.6	4.94
Business credit card	307.0	4.6	5.96	213.1	3.5	6.52
Consumer - direct	4,251.1	75.9	7.16	5,404.7	79.3	5.88
Consumer - indirect	8,385.8	117.0	5.60	8,861.1	117.7	5.33
Nonaccrual and restructured	320.7	3.1	3.88	324.2	3.1	3.78

Total loans[1]	120,144.5	1,927.9	6.44	106,966.7	1,433.2	5.37
Securities available for sale:[1]
Taxable	24,621.2	294.8	4.79	26,526.7	293.3	4.42
Tax-exempt - FTE[1]	933.6	13.7	5.85	857.8	12.7	5.93

Total securities available for sale - FTE[1]	25,554.8	308.5	4.83	27,384.5	306.0	4.47
Funds sold and securities purchased under agreements to resell	1,244.1	15.2	4.83	1,560.7	11.2	2.84
Loans held for sale	9,929.3	163.7	6.59	6,783.0	95.7	5.65
Interest-bearing deposits	27.0	0.3	4.73	31.9	0.3	3.85
Interest earning trading assets[3]	1,989.1	28.7	5.78	1,556.5	15.6	4.01

Total earning assets	158,888.8	2,444.3	6.17	144,283.3	1,862.0	5.18
Allowance for loan and lease losses	(1,050.1)			(1,030.7)
Cash and due from banks	3,899.6			4,368.5
Premises and equipment	1,908.0			1,848.1
Other assets	14,660.1			13,218.4
Noninterest earning trading assets [3]	909.7			774.4
Unrealized gains on securities available for sale	1,528.0			1,791.6

Total assets	$180,744.1			$165,253.6

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$16,811.2	$67.0	1.60%	$17,519.6	$38.6	0.88%
Money market accounts	25,091.3	163.4	2.61	25,472.9	102.7	1.62
Savings	5,161.0	16.2	1.26	6,462.4	14.2	0.88
Consumer time	15,471.7	146.7	3.80	12,122.0	81.2	2.69
Other time	10,779.1	114.8	4.27	7,177.9	54.2	3.03

Total interest-bearing consumer and commercial deposits	73,314.3	508.1	2.78	68,754.8	290.9	1.70
Brokered deposits	17,692.0	218.6	4.89	9,580.3	75.9	3.14
Foreign deposits	9,502.3	117.5	4.89	6,128.9	43.8	2.82

Total interest-bearing deposits	100,508.6	844.2	3.37	84,464.0	410.6	1.95
Funds purchased	4,402.3	54.2	4.87	3,467.7	27.0	3.08
Securities sold under agreements to repurchase	7,184.1	79.4	4.37	6,380.3	41.0	2.54
Other short-term borrowings	1,252.4	18.0	5.78	2,634.1	22.5	3.42
Long-term debt	18,438.0	258.5	5.62	21,547.2	218.5	4.07

Total interest-bearing liabilities	131,785.4	1,254.3	3.82	118,493.3	719.6	2.44
Noninterest-bearing deposits	23,858.0			24,309.7
Other liabilities	7,796.3			6,175.0
Shareholders’ equity	17,304.4			16,275.6

Total liabilities and shareholders’ equity	$180,744.1			$165,253.6

Interest Rate Spread			2.35%			2.74%

Net Interest Income - FTE [1,2]		$1,190.0			$1,142.4

Net Interest Margin[3]			3.00%			3.18%

1Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $21.2 million and $18.7 million in the quarters ended June 30, 2006 and June 30, 2005, respectively.

2Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income $25.6 million and increased net interest income $31.9 million in the quarters ended June 30, 2006 and June 30, 2005, respectively.

3The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets. During the second quarter of 2006, the net interest margin calculation was revised as a result of the Company segregating certain noninterest earning trading assets that had previously been included with interest earning trading assets. All prior periods presented were restated to reflect this refinement. Management believes this refined method to be a more reflective measure of net interest margin due to the interest earning nature of these assets.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid, continued	Table 2

	Six Months Ended
	June 30, 2006			June 30, 2005
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$32,926.7	$971.5	5.90%	$24,837.6	$648.3	5.22%
Real estate construction	11,652.0	422.0	7.30	9,407.9	272.4	5.84
Real estate home equity lines	13,454.1	488.7	7.33	11,855.8	326.5	5.55
Real estate commercial	12,810.8	419.9	6.61	10,883.1	296.6	5.50
Commercial - FTE[1]	33,531.3	999.5	6.01	32,905.9	793.6	4.86
Business credit card	292.6	9.0	6.12	205.4	6.8	6.66
Consumer - direct	4,765.1	160.1	6.78	6,082.2	175.9	5.83
Consumer - indirect	8,468.9	232.2	5.53	8,624.0	229.8	5.37
Nonaccrual and restructured	312.6	7.2	4.67	299.7	5.9	3.97

Total loans[1]	118,214.1	3,710.1	6.33	105,101.6	2,755.8	5.29
Securities available for sale:[1]
Taxable	24,276.5	577.9	4.76	26,502.4	581.5	4.39
Tax-exempt - FTE[1]	925.1	27.1	5.85	847.0	25.5	6.01

Total securities available for sale - FTE[1]	25,201.6	605.0	4.80	27,349.4	607.0	4.44
Funds sold and securities purchased under agreements to resell	1,187.4	27.2	4.55	1,582.4	20.9	2.62
Loans held for sale	10,640.5	341.6	6.42	6,589.1	181.9	5.52
Interest-bearing deposits	159.5	2.7	3.46	24.7	0.4	3.06
Interest earning trading assets[3]	1,921.4	56.8	5.96	1,538.5	29.7	3.89

Total earning assets	157,324.5	4,743.4	6.08	142,185.7	3,595.7	5.10
Allowance for loan and lease losses	(1,044.0)			(1,048.0)
Cash and due from banks	3,977.4			4,339.2
Premises and equipment	1,889.7			1,855.4
Other assets	14,532.0			13,222.2
Noninterest earning trading assets[3]	940.0			781.1
Unrealized gains on securities available for sale	1,570.2			1,911.5

Total assets	$179,189.8			$163,247.1

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$16,905.1	$127.5	1.52%	$17,499.8	$72.4	0.83%
Money market accounts	25,358.4	310.0	2.47	25,122.1	184.8	1.48
Savings	5,225.7	31.2	1.21	6,981.8	29.8	0.86
Consumer time	14,687.5	264.0	3.63	12,222.5	156.3	2.58
Other time	10,182.7	206.5	4.09	6,177.8	89.0	2.91

Total interest-bearing consumer and commercial deposits	72,359.4	939.2	2.62	68,004.0	532.3	1.58
Brokered deposits	16,576.1	391.4	4.70	8,029.8	117.0	2.90
Foreign deposits	9,353.9	219.3	4.66	6,543.2	83.8	2.55

Total interest-bearing deposits	98,289.4	1,549.9	3.18	82,577.0	733.1	1.79
Funds purchased	4,189.8	98.0	4.65	3,667.8	50.4	2.73
Securities sold under agreements to repurchase	7,025.5	147.8	4.18	6,322.4	73.8	2.32
Other short-term borrowings	1,557.8	43.2	5.59	2,612.8	39.4	3.04
Long-term debt	19,420.0	515.1	5.35	21,870.7	427.3	3.94

Total interest-bearing liabilities	130,482.5	2,354.0	3.64	117,050.7	1,324.0	2.28
Noninterest-bearing deposits	23,878.2			24,018.0
Other liabilities	7,650.3			5,980.5
Shareholders’ equity	17,178.8			16,197.9

Total liabilities and shareholders’ equity	$179,189.8			$163,247.1

Interest Rate Spread			2.44%			2.82%

Net Interest Income - FTE [1,2]		$2,389.4			$2,271.7

Net Interest Margin[3]			3.06%			3.22%

1Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $21.2 million and $18.7 million in the quarters ended June 30, 2006 and June 30, 2005, respectively, and $41.6 million and $36.4 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

2Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income $25.6 million and increased net interest income $31.9 million in the quarters ended June 30, 2006 and June 30, 2005, respectively, and decreased net interest income $32.1 million and increased net interest income $68.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

3The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets. During the second quarter of 2006, the net interest margin calculation was revised as a result of the Company segregating certain noninterest earning trading assets that had previously been included with interest earning trading assets. All prior periods presented were restated to reflect this refinement. Management believes this refined method to be a more reflective measure of net interest margin due to the interest earning nature of these assets.

Noninterest Income

Noninterest income increased $104.5 million, or 13.6%, from the second quarter of 2005 to the second quarter of 2006 and increased $202.2 million, or 13.3%, from the first six months of 2005 to the first six months of 2006. Positively impacting noninterest income were increases in trust and investment management income, retail investment services, investment banking income, trading account profits and commissions, card fees, mortgage related income, and other income. Net securities gains increased $5.9 million from the second quarter of 2005. The Company recognized $6.0 million in net securities gains the first six months of 2006, compared to net losses of $5.7 million in the first six months of 2005. The sale of factoring assets in the first quarter of 2005 resulted in a net gain of $19.9 million.

Trust and investment management income increased $8.3 million, or 5.0%, compared to the second quarter of 2005. On a year to date basis, trust and investment management income increased $11.9 million, or 3.6%. An overall increase in assets under management and improved market conditions resulted in higher income. Assets under management increased 3.5% from June 30, 2005 due to new business and an increase in equity market valuations.

Retail investment services increased $5.8 million, or 11.1%, compared to the second quarter of 2005. Compared to the first six months of 2005, retail investment income increased $5.6 million, or 5.3%. The quarterly and year to date increases were attributable to improvements in annuity, managed account and new business revenues.

Combined investment banking income and trading account profits and commissions, SunTrust’s capital markets revenue sources, increased $21.2 million, or 24.8%, compared to the second quarter of 2005. On a year to date basis, the combined income increased $15.8 million, or 8.8%. The increase for the three months and the six months ended June 30, 2006 was primarily driven by Debt Capital Markets revenue, mainly in securitization and structured leasing, along with growth in equity offerings. The growth was partially offset by weakness in merger and acquisition related fees and equity trading revenues.

Card fees, which include fees from business credit cards and debit card fees from consumers and businesses, increased $9.9 million, or 19.1%, compared to the second quarter of 2005. On a year to date basis, card fees increased $18.3 million, or 18.3%. The increase on a quarterly and year to date basis was primarily due to an increase in interchange fee income due to increased transaction volume. The higher transaction volumes were due to increased debit card penetration (number of account holders who have debit cards) which continued to trend upward as consumers increased the use of this form of payment.

Combined mortgage related income increased $50.9 million, or 137.2%, from the second quarter of 2005. Compared to the first six months of 2005, mortgage related income increased $128.4 million, or 190.8%. Mortgage production income increased $30.4 million compared to the second quarter of 2005 and $75.4 million compared to the first six months of 2005. The growth for the three months and the six months ended June 30, 2006 was due to increased production and a higher level of loan sales to investors. Loan production of $15.0 billion was up $3.8 billion, or 34.2%, for the second quarter of 2006 and up $6.7 billion, or 33.9%, from the first six months of 2005 to the first six months of 2006. Loan sales were up $3.8 billion, or 53.8%, for the second quarter of 2006, and up $8.7 billion, or 70.5%, for the first six months of 2006. Mortgage servicing income increased $20.5 million, or 188.5%, compared to the second quarter of 2005. On a year to date basis, mortgage servicing income increased $53.0 million, or 229.6%. The increase on a quarterly and year to date basis was primarily due to a larger servicing portfolio and the realization of the value embedded in mortgage servicing rights through the securitization and/or sale of a portion of the servicing rights. The sale/securitization of servicing rights resulted in a gain of $17.4 million for the second quarter of 2006 and a gain of $41.8 million for the first six months of 2006. Total loans serviced for others were $80.5 billion and $60.4 billion as of June 30, 2006 and 2005, respectively.

Other income increased $2.6 million, or 3.5%, compared to the second quarter of 2005. Contributing to the quarterly increase was a $3.7 million increase in gains on the sales of student loans. On a year to date basis, other noninterest income increased $27.3 million, or 22.1%, primarily due to increased Affordable Housing revenue due to an increase in the number of properties owned and several miscellaneous gains from the first six months of 2006: a $4.4 million gain related to the conversion of SunTrust’s membership in the New York Stock Exchange (“NYSE”) into equity securities; a $3.6 million net gain on the sale of First Market; a $4.1 million gain on the sale of a structured lease; and a $3.9 million cash settlement related to an impaired security.

Noninterest Income	Table 3

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions) (Unaudited)	2006	2005		2006	2005
Service charges on deposit accounts	$191.6	$193.3	(0.8)	$377.8	$377.4	0.1
Trust and investment management income	175.8	167.5	5.0	343.9	332.0	3.6
Retail investment services	58.4	52.6	11.1	113.4	107.8	5.3
Other charges and fees	113.9	112.3	1.5	226.3	223.6	1.2
Investment banking income	60.5	53.7	12.6	112.3	103.7	8.3
Trading account profits and commissions	46.2	31.8	45.1	83.1	75.9	9.5
Card fees	61.9	52.0	19.1	118.5	100.2	18.3
Net gain on sale of RCM assets	-	-	-	-	19.9	(100.0)
Mortgage production related income	56.6	26.2	115.6	119.6	44.2	170.4
Mortgage servicing related income	31.4	10.9	188.5	76.1	23.1	229.6
Other income	73.2	70.6	3.5	149.9	122.6	22.1
Securities gains/(losses), net	5.9	-	NM	6.0	(5.7)	NM

Total noninterest income	$875.4	$770.9	13.6	$1,726.9	$1,524.7	13.3

NM - Not meaningful.

Noninterest Expense

Noninterest expense increased $41.3 million, or 3.5%, compared to the second quarter of 2005. Compared to the second quarter of 2005, total personnel expense increased $65.8 million, or 10.6%. The increase was primarily due to merit increases, increased revenue based incentive costs, contract programming, higher pension expense, and increased headcount. Headcount increased from 32,751 as of June 30, 2005, to 34,155 as of June 30, 2006. The increase in incentives was primarily due to an increase in commission and performance based incentives resulting from strong business volumes across the lines of business and an increase in the number of incentive plan participants.

Noninterest expense increased $133.9 million, or 5.8%, compared to the first six months of 2005. Compared to the first six months of 2005, total personnel expense increased $135.9 million, or 10.8%, due to the same drivers as the quarter over quarter increase.

Net occupancy expense increased $8.2 million, or 11.2%, compared to the second quarter of 2005 and increased $13.5 million, or 9.0%, compared to the first six months of 2005. The increase for the three and six months ended June 30, 2006 was driven by higher rent related to new offices and branches, leasehold improvements and utility costs. Outside processing and software increased $9.1 million, or 10.3%, compared to the second quarter of 2005 and increased $21.2 million, or 12.3%, compared to the first six months of 2005. The increase for the three months and six months ended June 30, 2006 was mainly due to higher processing costs associated with higher transaction volumes.

Marketing and customer development expense increased $13.1 million, or 36.0%, compared to the second quarter of 2005, and increased $24.1 million, or 35.5%, compared to the first six months of 2005. For the three months and six months ended June 30, 2006, the increase was primarily due to the Company’s marketing campaigns focusing on customer acquisition and deposit promotion. Consulting and legal expense increased $2.4 million, or 8.7%, for the second quarter of 2006, primarily due to higher consulting fees partially offset by lower data processing and legal fees. Consulting and legal expense increased $13.4 million, or 32.3%, compared to the first six months of 2005. The increase in consulting expense was primarily attributable to initiatives undertaken to enhance the Company’s risk management processes.

Noninterest expense was further impacted by a $4.6 million, or 22.0%, increase in credit and collection services primarily due to increased loan volumes, especially mortgages and home equity lines. Compared to the first six months of 2005, credit and collection services increased $11.4 million, or 30.0%, due to the same drivers as the quarter over quarter increase. Other staff expense increased $6.5 million, or 32.2%, compared to the second quarter of 2005, due to increased transportation and other personnel costs. Other staff expense increased $11.0 million, or 28.2%, compared to the first six months of 2005 due to the same factors as the quarter over quarter increase. Other expense declined $5.7 million, or 6.6%, compared to the second quarter of 2005 primarily due to a reduction in leverage lease expense. Included in the second quarter of 2005 and the first six months of 2005 was merger expense of $54.3 million and $80.0 million, respectively. As of December 31, 2005, the Company had recognized all merger expense related to the NCF integration process.

The efficiency ratio improved to 58.8% in the second quarter of 2006 compared to 61.3% in the second quarter of 2005. The ratio also improved for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, from 60.8% to 59.3%. The efficiency ratio excluding merger expense was up slightly from 58.5% in the second quarter of 2005 and 58.7% in the first six months of 2005.

Noninterest Expense	Table 4

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions) (Unaudited)	2006	2005		2006	2005
Employee compensation	$573.0	$510.3	12.3	$1,129.5	$1,026.8	10.0
Employee benefits	116.1	113.0	2.8	264.5	231.3	14.4

Total personnel expense	689.1	623.3	10.6	1,394.0	1,258.1	10.8
Net occupancy expense	81.7	73.5	11.2	162.8	149.3	9.0
Outside processing and software	98.4	89.3	10.3	193.3	172.1	12.3
Marketing and customer development	49.4	36.3	36.0	92.0	67.9	35.5
Equipment expense	48.1	51.6	(6.7)	97.6	104.5	(6.6)
Consulting and legal	29.9	27.5	8.7	54.8	41.4	32.3
Other staff expense	26.7	20.2	32.2	49.8	38.8	28.2
Amortization of intangible assets	25.9	29.8	(13.2)	53.1	61.0	(13.0)
Credit and collection services	25.2	20.6	22.0	49.5	38.1	30.0
Postage and delivery	23.3	21.2	9.9	46.6	41.8	11.6
Communications	17.1	21.0	(18.3)	35.2	40.8	(13.9)
Operating supplies	13.7	12.9	5.9	27.7	26.4	5.1
FDIC premiums	5.7	6.6	(12.4)	11.2	12.4	(9.5)
Other real estate income	(0.4)	(1.3)	(69.6)	(0.3)	(0.3)	(5.9)
Merger expense	-	54.3	(100.0)	-	80.0	(100.0)
Other expense	80.3	86.0	(6.6)	173.3	174.4	(0.6)

Total noninterest expense	$1,214.1	$1,172.8	3.5	$2,440.6	$2,306.7	5.8

Year-over-year growth rate	3.5%	-		5.8%	-
Year-over-year growth rate excluding merger expense	8.5	-		9.6	-
Efficiency ratio	58.8	61.3%		59.3	60.8%
Efficiency ratio excluding merger expense	58.8	58.5		59.3	58.7

Income Taxes

The provision for income taxes was $234.3 million for the second quarter of 2006, compared to $208.3 million for the same period of the prior year. This represents a 30.1% effective tax rate for the second quarter of 2006 compared to 30.9% for the second quarter of 2005. The provision for income taxes was $473.4 million for the first six months of 2006, compared to $436.9 million for the same period of the prior year. This represents a 30.6% effective tax rate for the first six months of 2006 compared to 31.3% for the first six months of 2005.

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company managed the portfolio in the second quarter of 2006 with the goal of continuing to improve yield while shrinking the size to partially fund loan growth. The average yield for the second quarter of 2006 improved to 4.83% compared to 4.47% in the second quarter of 2005 and 4.77% in the first quarter of 2006. Given improved market opportunities from higher interest rates, the Company lengthened the estimated average life of the portfolio to 3.7 years as of June 30, 2006 from 3.3 years as of December 31, 2005. Likewise, the portfolio’s average duration increased to 3.0 as of June 30, 2006 from 2.8 as of December 31, 2005. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 3.0 suggests an expected price change of 3.0% for a one percent instantaneous change in interest rates, without considering any embedded call or prepayment options. The size of the securities portfolio was $26.5 billion in fair value as of June 30, 2006, relatively unchanged from December 31, 2005, but a decrease of $792.6 million from March 31, 2006. Net securities gains of $6.0 million were realized in the first half of 2006, virtually all in the second quarter. The current mix of securities as of June 30, 2006 and December 31, 2005 is shown in Table 5 below.

The carrying value of the investment portfolio, all of which is classified as securities available for sale, reflected $1.3 billion in net unrealized gains as of June 30, 2006, including a $2.1 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The net unrealized gain of this common stock investment increased $130.8 million, while the net unrealized loss on the remainder of the portfolio increased $393.0 million compared to December 31, 2005, reflecting the increase in market interest rates during the second quarter of 2006. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income. The Company reviews all of its securities with unrealized losses for other-than-temporary impairment at least quarterly. As part of these reviews in the second quarter of 2006, the Company has determined that no impairment charges were deemed necessary this quarter.

Securities Available for Sale	Table 5

	June 30, 2006		December 31, 2005
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$3,291.8	$3,186.2	$2,593.8	$2,547.0
States and political subdivisions	946.8	940.1	914.1	925.7
Asset-backed securities	1,518.1	1,469.4	1,630.8	1,612.7
Mortgage-backed securities	17,350.6	16,744.1	17,354.5	17,022.6
Corporate bonds	867.3	840.2	1,090.6	1,070.4
Common stock of The Coca-Cola Company	0.1	2,076.4	0.1	1,945.6
Other securities[1]	1,258.4	1,286.5	1,369.9	1,401.8

Total securities available for sale	$25,233.1	$26,542.9	$24,953.8	$26,525.8

1Includes $746.0 million and $860.1 million as of June 30, 2006 and December 31, 2005, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

The following section, “Enterprise Risk Management,” includes additional discussion of Consolidated Financial Performance which aligns the specific performance results with the respective categories of risk.

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

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of SunTrust’s clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, off-balance sheet exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under interest rate and foreign exchange derivative products. As credit risk is an essential component of many of the products and services provided by the Company to its clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of its lines of business and capital adequacy of the enterprise.

SunTrust manages and monitors extensions of credit risk through initial underwriting processes and periodic reviews. SunTrust maintains underwriting standards in accordance with credit policies and procedures, and Credit Risk Management conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management periodically reviews its lines of business to monitor asset quality trends and the appropriateness of credit policies. In particular, total borrower exposure limits are established and concentration risk is monitored. SunTrust has made a major commitment to maintain and enhance comprehensive credit systems in order to be compliant with business requirements and evolving regulatory standards. As part of a continuous improvement process, Credit Risk Management evaluates potential enhancements to its risk measurement and management tools, implementing them as appropriate along with amended credit policies and procedures.

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

Loans

Total loans as of June 30, 2006 were $120.2 billion, an increase of $5.7 billion, or 5.0%, from December 31, 2005. This growth rate was mitigated by the following 2006 activities: the sale of $1.0 billion of portfolio mortgage loans, the transfer of an additional $800 million of portfolio mortgage loans to the held for sale classification, the sale of $1.2 billion of student loans and the securitization of $750.2 million of student loans. The impact to earnings from these transactions was minimal. These transactions were executed as means to improve liquidity as loan growth continues to outpace core deposit growth.

On a reported basis, residential mortgages increased $3.0 billion, or 9.9%, compared to December 31, 2005. This growth was due to continued demand for portfolio products. Additionally impacting loan growth was strong demand for construction lending resulting in a $2.1 billion, or 18.6%, increase in construction loans compared to December 31, 2005. Commercial loans increased $1.4 billion, or 4.1%, from December 31, 2005, driven by increased corporate demand and growth in lease financing.

Loans held for sale, which predominantly consists of warehoused mortgage loans, were $10.8 billion, a decrease of $2.9 billion, or 21.0%, from December 31, 2005. The decrease was attributable to a record level of mortgage loan sales.

Loan Portfolio by Types of Loans	Table 6

(Dollars in millions) (Unaudited)	June 30 2006	December 31 2005	% Change
Commercial	$35,159.8	$33,764.2	4.1
Real estate:
Home equity lines	13,894.2	13,635.7	1.9
Construction	13,099.8	11,046.9	18.6
Residential mortgages	32,844.7	29,877.3	9.9
Commercial real estate	12,575.1	12,516.0	0.5
Consumer:
Direct	4,237.3	5,060.8	(16.3)
Indirect	8,113.7	8,389.5	(3.3)
Business credit card	318.5	264.5	20.4

Total loans	$120,243.1	$114,554.9	5.0

Loans held for sale	$10,820.0	$13,695.6	(21.0)

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $51.8 million in the second quarter of 2006, an increase of $4.0 million from the second quarter of 2005. Net charge-offs for the second quarter of 2006 were $29.1 million, a decrease of $6.2 million, or 17.6%, from the $35.3 million of net charge-offs recorded in the same period of the prior year. The decline in net charge-offs was primarily due to lower charge-offs in the Company’s consumer direct and indirect portfolios as well as home equity lines. The provision for loan losses was $22.7 million greater than net charge-offs for the second quarter of 2006, resulting in a corresponding increase to the allowance for loan and lease losses (“ALLL”). This increase was predominantly due to the 5.0% increase in loans from December 31, 2005.

Provision for loan losses totaled $85.2 million for the six months ended June 30, 2006, an increase of $26.8 million, or 45.9%, from the $58.4 million recorded in the same period of the prior year. Net charge-offs for the six months ended June 30, 2006 were $51.4 million, a decrease of $20.8 million, or 28.8%, from the $72.2 million of net charge-offs recorded in the same period of the prior year. Despite the Company’s outstanding performance in this area, management does not believe the current low level of net charge-offs is sustainable over an entire business cycle. The Company anticipates the ratio of annualized net charge-offs to average loans to be in the range of 0.15% to 0.20% for the second half of 2006.

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

The allowance methodology includes a component for collective loan impairment for pools of homogeneous loans with similar risk attributes; components for specifically identified loan and lease impairment; and an unallocated component related to inherent losses that are not otherwise evaluated in the other elements. The qualitative factors associated with the unallocated component are subjective and require a high degree of judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, economic uncertainty, losses incurred from recent events, and lagging or incomplete data. Relevant accounting guidance is used to identify and analyze the loan pools and larger individual loans for impairment. Numerous loss factors are used to analyze the loan pools including current and historical credit quality results, credit risk ratings, industry or obligor concentrations, and external economic factors.

As of June 30, 2006, SunTrust’s ALLL totaled $1,061.9 million, or 0.88% of total loans, compared to $1,028.1 million, or 0.90% of total loans as of December 31, 2005. The increase in the ALLL was driven by strong loan growth. The two basis point decline in the ratio of ALLL to total loans from December 31, 2005 was primarily driven by the amount of loan growth in residential mortgage products which have historically experienced low loss rates. The allowance as a percentage of total nonperforming loans decreased from 346.9% as of December 31, 2005 to 324.5% as of June 30, 2006. The key driver of this decline was an increase in nonperforming residential mortgage loans. The Company’s loss exposure on these credits is mitigated by collateral protection and/or mortgage insurance.

Summary of Loan Loss Experience	Table 7

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions) (Unaudited)	2006	2005		2006	2005
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,039.2	$1,023.7	1.5	$1,028.1	$1,050.0	(2.1)
Provision for loan losses	51.8	47.8	8.3	85.2	58.4	45.9

Charge-offs
Commercial	(19.2)	(19.7)	(3.2)	(32.6)	(36.4)	(10.4)
Real estate:
Home equity lines	(5.5)	(7.4)	(24.6)	(11.3)	(9.6)	17.6
Construction	(0.1)	(1.2)	(90.8)	(0.2)	(2.0)	(88.1)
Residential mortgages	(6.4)	(1.5)	321.5	(12.7)	(7.7)	64.6
Commercial real estate	(2.3)	(0.4)	496.9	(3.3)	(1.2)	171.5
Consumer:
Direct	(5.4)	(13.7)	(60.5)	(11.6)	(18.3)	(36.8)
Indirect	(16.7)	(21.9)	(23.6)	(38.2)	(55.7)	(31.4)

Total charge-offs	(55.6)	(65.8)	(15.4)	(109.9)	(130.9)	(16.0)

Recoveries
Commercial	6.6	9.3	(28.9)	13.7	19.0	(28.1)
Real estate:
Home equity lines	1.8	1.5	19.6	3.7	2.3	63.7
Construction	0.7	0.3	127.9	0.8	0.5	52.1
Residential mortgages	2.1	2.4	(11.7)	4.4	3.5	22.8
Commercial real estate	0.6	0.6	7.0	4.0	0.9	346.2
Consumer:
Direct	3.0	3.8	(21.5)	6.6	6.4	3.6
Indirect	11.7	12.6	(6.7)	25.3	26.1	(2.6)

Total recoveries	26.5	30.5	(12.9)	58.5	58.7	(0.3)

Net charge-offs	(29.1)	(35.3)	(17.6)	(51.4)	(72.2)	(28.8)

Balance - end of period	$1,061.9	$1,036.2	2.5	$1,061.9	$1,036.2	2.5

Average loans	$120,144.5	$106,966.7	12.3	$118,214.1	$105,101.6	12.5
Quarter-end loans outstanding	120,243.1	109,594.2	9.7
Ratios:
Net charge-offs to average loans (annualized)	0.10%	0.13%		0.09%	0.14%
Provision to average loans (annualized)	0.17	0.18		0.15	0.11
Recoveries to total charge-offs	47.6	46.4		53.2	44.8
Allowance to quarter-end loans	0.88	0.95
Allowance to nonperforming loans	324.5	296.7

Nonperforming Assets

Nonperforming assets totaled $369.8 million as of June 30, 2006, an increase of $35.6 million, or 10.6%, compared to December 31, 2005 with the increase driven by an increase in secured residential mortgage nonperforming loans. Nonperforming loans as of June 30, 2006 included $299.0 million of nonaccrual loans and $28.3 million of restructured loans, the latter of which consists mostly of a group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first six months of 2006 and 2005, this amounted to $7.2 million and $5.9 million, respectively. For the first six months of 2006 and 2005, interest income of $14.6 million and $13.6 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more decreased by $86.6 million from December 31, 2005 to $284.9 million as of June 30, 2006. The decrease was primarily driven by a $65.5 million decrease in delinquent student loans.

Nonperforming Assets	Table 8

(Dollars in millions) (Unaudited)	June 30 2006	December 31 2005	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$69.2	$70.9	(2.4)
Real estate:
Construction	21.7	24.4	(11.0)
Residential mortgages	136.1	103.3	31.7
Commercial real estate	53.1	44.6	19.0
Consumer loans	18.9	28.7	(34.4)

Total nonaccrual loans	299.0	271.9	9.9
Restructured loans	28.3	24.4	16.0

Total nonperforming loans	327.3	296.3	10.4
Other real estate owned (OREO)	35.6	30.7	16.0
Other repossessed assets	6.9	7.2	(2.9)

Total nonperforming assets	$369.8	$334.2	10.6

Ratios:
Nonperforming loans to total loans	0.27%	0.26%
Nonperforming assets to total loans plus
OREO and other repossessed assets	0.31	0.29
Accruing loans past due 90 days or more	$284.9	$371.5

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

One of the primary methods that SunTrust uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon (two years). Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit customers in different rate environments. Material assumptions include the repricing characteristics and balance fluctuations of indeterminate, or non-contractual, maturity deposits. Actual customer behavior, including recent deposit trends and customer preferences for higher cost CDs, may vary from current deposit assumptions, increasing the net interest income sensitivity shown in the table below.

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

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2006	March 31, 2006
+ 100	(0.6)%	(0.5)%
- 100	1.3%	1.3%

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

Rate Shock (Basis Points)	Estimated % Change in EVE
	June 30, 2006	March 31, 2006
+ 100	(6.6)%	(5.6)%
- 100	4.8%	3.3%

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

The Company has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that combines interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum fair value the Company could lose on a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level. This equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed VaR one out of every 100 overnight trading days. The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity. For the foreign exchange, equities, structured trades and derivatives desks, the Company estimates VaR by applying the Monte Carlo simulation platform as designed by RiskMetrics™, and for the estimate of the fixed income VaR, the Company uses Bloomberg™ analytics. For equity derivatives, the Imagine system is used for VaR. The Company uses internally developed methodology to estimate VaR for the collateralized debt obligations and loan trading desks.

The estimated average combined Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each desk) was $4.57 million during the quarter ending June 30, 2006 and $4.67 million during the quarter ending December 31, 2005. Trading assets net of trading liabilities averaged $1.24 billion during the quarter ending June 30, 2006 and $1.04 billion during the quarter ending December 31, 2005. The estimated combined period-end Undiversified VaR was $3.62 million as of June 30, 2006 and $4.36 million as of December 31, 2005. Trading assets net of trading liabilities were $1.05 billion as of June 30, 2006 and $1.28 billion as of December 31, 2005.

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 62.4% of the funding base on average for the second quarter of 2006 compared to 62.9% for the fourth quarter of 2005. Average customer based core deposits were higher by $1.9 billion compared to the fourth quarter of 2005. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $56.2 billion as of June 30, 2006 compared to $56.3 billion as of December 31, 2005.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $31.3 billion as of June 30, 2006 compared to $29.9 billion as of December 31, 2005. This increase was largely attributed to non-core deposits required to fund incremental asset growth.

The Company maintains access to a diversified base of wholesale funding sources. These sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of June 30, 2006, SunTrust Bank had $15.5 billion remaining under its Global Bank Note program, although, such program does not represent a commitment by any particular investors to purchase the Company’s notes. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to sell or securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of June 30, 2006, the Parent Company had $2.0 billion in such sources compared to short-term debt of $657 million. The Parent Company also had $1.5 billion of availability remaining on its current shelf registration statement for the issuance of debt as of June 30, 2006, but such registration statement does not represent a commitment by any particular investors to purchase such debt.

As detailed in Table 9, the Company had aggregate obligations of $101.9 billion under unused lines of credit as of June 30, 2006 that were not recorded on the Company’s balance sheet. Unused lines of credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $13.3 billion in letters of credit as of June 30, 2006, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.3 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of June 30, 2006, the Company was in compliance with all covenants and provisions of these debt agreements.

Other Market Risk

Other sources of market risk include the risk associated with holding residential mortgage loans prior to selling them into the secondary mortgage market, commitments to customers to make mortgage loans that will be sold to the secondary mortgage market, and the Company’s investment in Mortgage Servicing Rights (“MSRs”). The Company manages the risks associated with the residential mortgage loans classified as held for sale (the warehouse) and its interest rate lock commitments (“IRLCs”) on residential loans intended for sale. The warehouse and IRLCs consist primarily of fixed and adjustable-rate single family residential real estate loans. The risk associated with the warehouse and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary mortgage market, which is typically 90-150 days. The Company manages interest rate risk predominately with forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouse and the IRLCs. Interest rate risk on the warehouse is managed via forward sale agreements in a designated fair value hedging relationship, under SFAS No. 133. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149 and are not designated as SFAS No. 133 hedge accounting relationships.

The value of the MSRs asset is dependent upon the assumed prepayment speed of the mortgage servicing portfolio. MSRs are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does employ a balanced business strategy using the natural counter-cyclicality of servicing and production to mitigate impairment risk. The fair value determination, key economic assumptions and the sensitivity of the current fair value of the MSRs as of June 30, 2006 and December 31, 2005 is discussed in greater detail in Note 5 to the Consolidated Financial Statements.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.1 billion as of June 30, 2006. A 10% decrease in share price of The

Coca-Cola Company common stock as of June 30, 2006 would result in a decrease, net of deferred taxes, of approximately $129 million in accumulated other comprehensive income.

Unfunded Lending Commitments	Table 9

(Dollars in millions) (Unaudited)	June 30 2006	December 31 2005
Unused lines of credit
Commercial	$40,820.6	$40,584.6
Mortgage commitments[1]	26,824.4	21,216.7
Home equity lines	17,679.7	15,712.3
Commercial real estate	7,165.2	6,818.0
Commercial paper conduit	8,065.4	7,190.3
Commercial credit card	1,361.6	1,165.7

Total unused lines of credit	$101,916.9	$92,687.6

Letters of credit
Financial standby	$12,793.1	$13,005.0
Performance standby	349.1	328.1
Commercial	144.0	177.3

Total letters of credit	$13,286.2	$13,510.4

[1]	Includes $4.8 billion and $3.1 billion in interest rate locks accounted for as derivatives as of June 30, 2006 and December 31, 2005, respectively.

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

Derivative hedging instrument activities are as follows:

Derivatives Hedging	Table 10

	Notional Values[1]
(Dollars in millions) (Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2005	$3,870	$13,482	$17,352
Additions	300	3,123	3,423
Terminations	(300)	(300)	(600)
Maturities	-	(1,923)	(1,923)
Amortization	(4)	-	(4)

Balance, June 30, 2005	$3,866	$14,382	$18,248

Balance, January 1, 2006	$5,800	$12,532	$18,332
Additions	1,500	2,550	4,050
Maturities	-	(1,500)	(1,500)

Balance, June 30, 2006	$7,300	$13,582	$20,882

[1]

Excludes the hedging activity for the Company’s mortgage loans held for sale. As of June 30, 2006 and 2005, the notional amount of mortgage derivative contracts totaled $5.4 billion and $4.9 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end user:

Risk Management Derivative Financial Instruments [1]	Table 11

	As of June 30, 2006
(Dollars in millions) (Unaudited)	Notional Amount	Gross Unrealized Gain [6]	Gross Unrealized Losses [6]	Equity [9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$7,300	$-	($ 116)	($72)	1.79
Fair value hedges
Forward contracts [3]	5,412	48	-	-	0.09

Total asset hedges	$12,712	$48	($116)	($72)	1.07

Liability Hedges
Cash flow hedges
Interest rate swaps and swaptions [4]	$5,665	$114	$-	$71	1.73
Fair value hedges
Interest rate swaps [5]	7,917	4	(487)	-	5.46

Total liability hedges	$13,582	$118	($487)	$71	3.91

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [7]	$1,944	$-	$-	($10)	1.97
Fair value hedges
Interest rate swaps [8]	300	15	-	-	13.76

Total terminated/dedesignated hedges	$2,244	$15	$-	($10)	3.55

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are accounted for as free standing derivatives. All interest rate swaps have resets of six months or less, and are the pay and receive rates in effect as of June 30, 2006.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Forward contracts are designated as fair value hedges of closed mortgage loans which are held for sale.
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
[7]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $10.0 million of net losses, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[8]

Represents interest rate swaps that have been terminated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as fair value hedges of fixed rate debt. The $15.4 million of pre-tax net gains recorded in a valuation account in long-term debt will be reclassified into earnings as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of June 30, 2006, $1.1 million of pre-tax net gains are expected to be reclassified as interest expense or interest income during the next twelve months.

[9]

As of June 30, 2006, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $11.0 million, net of income taxes. Of this net-of-tax amount, a $1.0 million loss represents the effective portion of the net losses on derivatives that currently qualify as cash flow hedges, and a $10.0 million loss relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of June 30, 2006, $22.4 million of net losses, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

Risk Management Derivative Financial Instruments [1] , continued	Table 11

	As of December 31, 2005
(Dollars in millions)	Notional Amount	Gross Unrealized Gains[6]	Gross Unrealized Losses[6]	Equity[9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$5,800	$-	($88)	($54)	1.48
Fair value hedges
Forward contracts [3]	14,384	-	(78)	-	0.08

Total asset hedges	$20,184	$-	($166)	($54)	0.47

Liability Hedges
Cash flow hedges
Interest rate swaps and swaptions [4]	$5,065	$79	$-	$49	1.97
Fair value hedges
Interest rate swaps [5]	7,467	10	(226)	-	6.28

Total liability hedges	$12,532	$89	($226)	$49	4.54

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [7]	$1,942	$-	$-	($12)	2.42
Fair value hedges
Interest rate swaps [8]	300	16	-	-	14.26

Total terminated/dedesignated hedges	$2,242	$16	$-	($12)	4.01

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are accounted for as free standing derivatives. All interest rate swaps have variable pay or receive rates with resets of six months or less, and are the pay and receive rates in effect as of December 31, 2005.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Forward contracts are designated as fair value hedges of closed mortgage loans which are held for sale.
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

The following table presents the contract/notional amount and credit risk amount of all the Company’s derivative positions.

Contract or Notional Amount	Table 12
	As of June 30, 2006			As of December 31, 2005
	Contract or Notional Amount		Credit	Contract or Notional Amount		Credit
(Dollars in millions) (Unaudited)	End User	For Customers	Risk Amount	End User	For Customers	Risk Amount

Derivatives contracts
Interest rate contracts
Swaps	$18,400	$53,247	$600	$19,476	$49,296	$596
Futures and forwards	10,791	3,839	-	16,843	3,750	-
Caps/Floors	2,700	18,020	-	210	17,369	-

Total interest rate contracts	31,891	75,106	600	36,529	70,415	596
Foreign exchange rate contracts	197	5,959	85	186	5,249	99
Interest rate lock commitments	4,769	-	-	3,112	-	-
Other derivative contracts	1,220	91	294	1,567	7	292

Total derivatives contracts	$38,077	$81,156	$979	$41,394	$75,671	$987

Credit-related arrangements
Commitments to extend credit	$97,146		$97,146	$89,576		$89,576
Standby letters of credit and similar arrangements	13,286		13,286	13,510		13,510

Total credit-related arrangements	$110,432		110,432	$103,086		103,086

Total credit risk amount			$111,411			$104,073

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

CAPITAL RESOURCES

The Company’s primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weigh assets and off balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

The Company and SunTrust Bank (the “Bank”) are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Bank are subject to the Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of June 30, 2006, the Company had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.31%, 10.70% and 6.82%, respectively. This compares to ratios as of December 31, 2005 of 7.01%, 10.57%, and 6.65%, respectively. SunTrust is committed to remaining well capitalized.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first six months of 2006, the Company repurchased 1,535,000 shares under a Board authorization program for $108.6 million compared to 995,000 shares for $71.4 million repurchased in the first six months of 2005. The 2006 share buybacks were all executed in the first quarter. As of June 30, 2006, the Company was authorized to purchase up to an additional 10 million shares under current Board authorization.

The Company declared and paid common dividends totaling $222.4 during the second quarter of 2006, or $0.61 per share, on net income of $544.0 million. The dividend payout ratio was 40.9% in the second quarter of 2006 versus 42.7% in the second quarter of 2005. In the first six months of 2006 the Company declared common dividends totaling $443.4, or $1.22 per share, on net income of $1,075.5 million. The dividend payout ratio was 41.2% in the first six months of 2006 versus 41.5% in the first six months of 2005.

Capital Ratios	Table 13

(Dollars in millions) (Unaudited)	June 30 2006	December 31 2005
Tier 1 capital	$11,734.0	$11,079.8
Total capital	17,168.8	16,713.6
Risk-weighted assets	160,418.9	158,132.3
Risk-based ratios:
Tier 1 capital	7.31%	7.01%
Total capital	10.70	10.57
Tier 1 leverage ratio	6.82	6.65
Total shareholders’ equity to assets	9.62	9.40

VARIABLE INTEREST ENTITIES AND OFF-BALANCE SHEET ARRANGEMENTS

See Notes 11 and 12 of the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off-balance sheet arrangements.

BUSINESS SEGMENTS

The Company has five primary functional lines of business (“LOBs”): Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In this section, the

Company discusses the performance and financial results of its business segments. For more financial details on business segment disclosures, please see Note 10 of the Notes to the Consolidated Financial Statements.

Retail

The Retail line of business includes loans, deposits, and other fee-based services for consumers and business clients with less than $5 million in sales (up to $10 million in sales in larger metropolitan markets). Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the Internet (www.suntrust.com) and the telephone (1 800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When client needs change and expand, Retail refers clients to SunTrust’s Wealth and Investment Management, Mortgage and Commercial lines of business.

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

Corporate and Investment Banking

CIB is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing, and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines. Corporate banking provides a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small-cap and mid-cap growth companies and is organized along industry specialty lines, raising public and private equity, and providing merger and acquisition advisory services. The debt and equity capital markets businesses support clients of CIB as well as commercial clients, who are managed by the Commercial line of business, and wealthy individuals, who are served by the Wealth and Investment Management line of business. Commercial leasing provides equipment leasing and financing to various entities. Merchant banking is the private equity and mezzanine investing arm of SunTrust Banks, Inc.

Mortgage

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential mortgage loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and its captive reinsurance subsidiary (Cherokee Insurance Company).

Wealth and Investment Management

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (“PWM”) (brokerage and individual wealth management), Asset Management Advisors (“AMA”) and Institutional Investment Management and Administration.

The PWM group offers professional investment management and trust services to clients seeking active management of their financial resources. In addition, the Private Banking unit within SunTrust was consolidated into PWM in the first quarter of 2005, which enables the group to offer a full array of loan and deposit products to clients. PWM includes SunTrust Investment Services which operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. SunTrust Investment Services was formed in July 2005 when the existing unit of SunTrust Securities combined with Alexander Key (a separate division offering full service brokerage to affluent and wealthy clients who generally do not have a preexisting relationship with the Company). AMA provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, AMA helps families manage and sustain their wealth across multiple generations.

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

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and office premises. Beginning in January 2006, the majority of the support, operational, and overhead costs associated with the major components of Corporate Other and Treasury have been allocated to the functional lines of business with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the Company’s facilities; Marketing, which handles advertising, product management and customer information functions and internet banking; Bankcard, which handles credit card issuance and merchant discount relationships; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, planning, tax and treasury. Other functions included in Corporate Other and Treasury are operational risk management, credit risk management, credit review, audit, legal and compliance, branch operations, corporate strategies development, and the executive management group.

The Company continues to augment its internal management reporting methodologies. Currently, the LOBs’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the LOBs’ financial performance. The internal allocations include the following: match maturity funds transfer pricing and a fully taxable-equivalent gross-up on tax exempt loans and securities to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Beginning January 2006, income tax expense is calculated based on a marginal income tax rate which is modified to reflect the impact of various income tax adjustments and credits that are unique to each business segment. Future enhancements to line of business segment profitability reporting are expected to include: the attribution of economic capital and the use of expected loss in lieu of net charge-offs. The implementation of these enhancements to the internal management reporting methodology, may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period and will update historical year-to-date, quarterly, and annual results.

Reconciling Items

Reconciling Items includes capital and various eliminations and management reporting offsets such as the residual offsets derived from matched-maturity funds transfer pricing and the difference between provision for loan losses and LOB net charge-offs.

The following analysis details the operating results for each line of business for the three and six months ended June 30, 2006 and 2005. Prior periods have been restated to conform to the current period’s presentation. Net charge-offs represent the allocated provision for loan losses for the lines of business. Corporate Other and Treasury’s provision for loan losses represents the difference between consolidated provision for loan losses and net charge-offs.

The following table for SunTrust’s reportable segments compares net income for the three and six months ended June 30, 2006 to the same period last year:

Net Income	Table 14

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2006	2005	2006	2005
Retail	$198,780	$165,905	$390,313	$309,606
Commercial	108,892	100,369	216,215	191,626
Corporate and Investment Banking	68,844	68,202	133,605	142,251
Mortgage	62,941	36,288	142,412	74,111
Wealth and Investment Management	53,454	51,761	98,108	91,649
Corporate Other and Treasury	17,547	33,818	19,195	7,506
Reconciling items	33,544	9,357	75,681	141,245

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and six months ended June 30, 2006 to the same period last year:

Average Loans and Deposits	Table 15

	Three Months Ended June 30
	Average loans		Average deposits
(Dollars in thousands) (Unaudited)	2006	2005	2006	2005
Retail	$30,438,805	$29,984,887	$69,539,916	$65,046,616
Commercial	32,737,610	31,117,570	13,627,171	13,372,341
Corporate and Investment Banking	16,487,027	14,864,495	3,013,309	3,270,068
Mortgage	32,000,957	22,994,636	1,843,188	1,595,510
Wealth and Investment Management	8,063,724	7,681,909	9,158,372	9,611,239
Corporate Other and Treasury	427,581	362,024	27,311,797	16,042,928

	Six Months Ended June 30
	Average loans		Average deposits
(Dollars in thousands) (Unaudited)	2006	2005	2006	2005
Retail	$30,840,411	$29,754,384	$68,384,515	$64,310,183
Commercial	32,126,393	30,536,795	13,666,091	13,314,671
Corporate and Investment Banking	16,297,663	14,407,884	3,351,363	3,202,172
Mortgage	30,471,234	22,488,897	1,644,671	1,447,762
Wealth and Investment Management	8,106,158	7,628,360	9,158,801	9,489,121
Corporate Other and Treasury	387,007	368,761	26,066,747	14,975,554

The following analysis details the operating results for each line of business for the three and six months ended June 30, 2006 and 2005:

Retail

Three Months Ended June 30, 2006 vs. 2005

Retail’s net income for the second quarter of 2006 was $198.8 million, an increase of $32.9 million, or 19.8%, compared to the second quarter of 2005. The increase was primarily the result of higher fully taxable-equivalent net interest income, lower net charge-offs and higher noninterest income partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $68.1 million, or 12.7%. The increase was attributable to loan and deposit growth and widening deposit spreads due to deposit rate increases that have been slower relative to market rate increases. This increase was partially mitigated by a deposit mix shift to lower spread products, specifically certificates of deposit. Average loans increased $453.9 million, or 1.5%, and average deposits increased $4.5 billion, or 6.9% from the second quarter of 2005. The loan growth was driven primarily by home equity lines and loans partially offset by declines in consumer indirect and student loans, while the deposit growth was driven primarily by certificates of deposit.

Provision for loan losses, which represents net charge-offs for the lines of business decreased $10.8 million, or 36.3%, from the second quarter of 2005 primarily due to a decline in consumer indirect net charge-offs.

Total noninterest income increased $9.8 million, or 3.8%, from the second quarter of 2005. This increase was driven primarily by interchange income due to increased volumes and gains on sales of student loans.

Total noninterest expense increased $40.5 million, or 8.1%, from the second quarter of 2005. The increase was driven primarily by increases in personnel expense and operation costs related to investments in the branch distribution network and technology.

Six Months Ended June 30, 2006 vs. 2005

Retail’s net income for the six months ended June 30, 2006 was $390.3 million, an increase of $80.7 million, or 26.1%, compared to the same period in 2005. The increase was primarily the result of higher fully taxable-equivalent net interest income, lower net charge-offs and higher noninterest income partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $139.3 million, or 13.2%. The increase was attributable to loan and deposit growth and widening deposit spreads due to deposit rate increases that have been slower relative to market rate increases. This increase was partially mitigated by a deposit mix shift to lower spread products, specifically certificates of deposit. Average loans increased $1.1 billion, or 3.6%, and average deposits increased $4.1 billion, or 6.3%. The loan growth was driven by home equity lines and loans partially offset by declines in consumer indirect and student loans, while the deposit growth was driven primarily by certificates of deposit.

Provision for loan losses, which represents net charge-offs for the lines of business decreased $23.6 million, or 38.0% primarily due to a decline in consumer indirect net charge-offs.

Total noninterest income increased $30.0 million, or 6.0%. The increase was driven primarily by interchange income due to increased volumes, ATM fees and gains on sales of student loans.

Total noninterest expense increased $71.5 million, or 7.2%. The increase was driven by increases in personnel expense and operation costs related to investments in the branch distribution network and technology.

Commercial

Three Months Ended June 30, 2006 vs. 2005

Commercial’s net income for the second quarter of 2006 was $108.9 million, an increase of $8.5 million, or 8.5%, compared to the second quarter of 2005. The increase was driven primarily by increases in fully taxable-equivalent net interest and noninterest income and a lower effective tax rate related to AHG tax benefits, partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $13.9 million, or 6.2%. The increase was attributable to increased loan volumes and widening deposit spreads. The increase was partially mitigated by a deposit shift to lower spread products, specifically sweep products. Average loans increased $1.6 billion, or 5.2%, from the second quarter of 2005 led by growth in construction lending. Average deposits increased $254.8 million, or 1.9% from the second quarter of 2005 driven by an increase in public funds and partially offset by a decrease in demand deposits and money market account balances. The decline in demand deposit balances was mainly attributable to an increase in customer balances being swept to higher-yielding investment alternatives, which has resulted in an increase in sweep income noted below.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $3.4 million from the second quarter of 2005. Despite this increase, the annualized net charge-off ratio for the Commercial line of business was only .08% for the second quarter of 2006.

Total noninterest income increased $7.0 million, or 11.4%, from the second quarter of 2005. The increase resulted from increases in AHG revenues, sweep income and internal sales and referral credits.

Total noninterest expense increased $11.8 million, or 8.0%, from the second quarter of 2005. Investment in revenue-producing personnel was the primary driver.

Six Months Ended June 30, 2006 vs. 2005

Commercial’s net income for the six months ended June 30, 2006 was $216.2 million, an increase of $24.6 million, or 12.8%, compared to the same period in 2005. The increase was primarily driven by higher fully taxable-equivalent net interest and noninterest income and a lower effective tax rate related to AHG tax benefits, partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $36.4 million, or 8.4%. The increase results from higher loan volumes and widening deposit spreads. The increase was partially mitigated by a deposit shift to lower spread products, specifically sweep products. Average loans increased $1.6 billion, or 5.2%, led by growth in construction lending. Average deposits increased $351.4 million, or 2.6%, driven by an increase in public funds and partially offset by a decrease in demand deposits and money market accounts balances. The decline in demand deposit balances was mainly attributable to an increase in customer balances being swept to higher-yielding investment alternatives, which has resulted in an increase in sweep income noted below.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $2.7 million. Despite this increase, the annualized net charge-off ratio for the Commercial line of business was only .03% for the six months ended June 30, 2006.

Total noninterest income increased $18.4 million, or 15.5%. The increase resulted from increases in AHG revenues, sweep income and internal sales and referral credits.

Total noninterest expense increased $25.5 million, or 8.7%. Investment in revenue-producing personnel was the primary driver.

Corporate and Investment Banking

Three Months Ended June 30, 2006 vs. 2005

Corporate and Investment Banking’s net income for the second quarter of 2006 was $68.8 million, an increase of $0.6 million, or 0.9%, compared to the second quarter of 2005. Growth in noninterest income, mainly driven by capital markets revenue, was offset by decreased fully taxable-equivalent net interest income and increased noninterest expense.

Fully taxable-equivalent net interest income decreased $7.0 million, or 10.8%. The decrease was mainly attributable to a decline in loan spreads. Average loans increased $1.6 billion, or 10.9%, from the second quarter of 2005. The loan growth was driven by increased corporate demand and growth in leasing. Average deposits decreased $256.8 million, or 7.9% from the second quarter of 2005. The decline in deposits was led by a reduction in certain bid-category products that the line of business elected not to bid on due to their high cost in relation to alternative funding sources.

Provision for loan losses, which represents net charge-offs for the lines of business, improved slightly from a net recovery position of $0.01 million in the second quarter of 2005 to a net recovery position of $0.4 million in the same period in 2006.

Total noninterest income increased $7.8 million, or 5.1%, from the second quarter of 2005. Noninterest income growth was driven mainly by Debt Capital Markets revenue, primarily in securitization and structured leasing along with strong growth in equity offerings. The growth was partially offset by weakness in merger and acquisition related fees and equity trading.

Total noninterest expense increased $0.6 million, or 0.5%, from the second quarter of 2005. The increase was related to higher personnel expense as a direct result of capital markets revenue growth.

Six Months Ended June 30, 2006 vs. 2005

Corporate and Investment Banking’s net income for the six months ended June 30, 2006 was $133.6 million, a decrease of $8.6 million, or 6.1%, compared to the same period in 2005. Growth in the fully taxable-equivalent net interest income and capital markets revenue in the six months ending June 30, 2006 was offset by the divestiture of factoring assets in the first quarter of 2005.

Fully taxable-equivalent net interest income increased $1.3 million, or 1.0%, from the six month period ending June 30, 2005. The divestiture of factoring assets in the first quarter of 2005 negatively impacted growth in fully taxable-equivalent net interest income. Average loans increased $1.9 billion, or 13.1%, and average deposits increased $149.2 million, or 4.7%, from the six month period ending June 30, 2005. Loan growth was due to increased corporate demand, growth in leasing and merger and acquisition activity. Deposit growth was driven by an increase in demand for certificates of deposit partially offset by a decrease in certain bid-category products that the line of business elected not to bid on due to their high cost in relation to alternative funding sources.

Provision for loan losses, which represents net charge-offs for the lines of business, improved from a net recovery position of $0.7 million in the first six months of 2005 to a net recovery position of $0.8 million in the same period in 2006.

Total noninterest income decreased $11.9 million, or 3.6%, primarily driven by the divestiture of factoring assets in the first quarter of 2005. Positively impacting noninterest income was Debt Capital Markets revenue, which was primarily driven by securitization, derivative trading and structured leasing, along with strong growth in equity offerings. The growth was partially offset by weakness in merger and acquisition related fees and equity trading.

Total noninterest expense increased $4.3 million, or 1.9%. The increase was related to higher personnel expense as a direct result of capital markets revenue growth partially offset by the expense reduction from the factoring asset divestiture.

Mortgage

Three Months Ended June 30, 2006 vs. 2005

Mortgage’s net income for the second quarter of 2006 was $62.9 million, an increase of $26.7 million, or 73.4%, compared to the second quarter of 2005. Strong fully taxable-equivalent revenue growth driven by gains from the sale of out-of-footprint mortgage servicing assets, record production and loan sales to investors, as well as loan growth, drove the increase in net income. In the latter part of the second quarter of 2006, in conjunction with the Company’s balance sheet management strategy, the Company sold approximately $1.0 billion of its lower yielding consumer mortgages and moved approximately $0.8 billion in additional mortgages to loans held for sale in anticipation of their subsequent sale. The transaction affected balances at the end of the period, but had a minimal effect on average loans.

Fully taxable-equivalent net interest income increased $18.5 million, or 14.2%, primarily due to growth in loans and deposits that was partially offset by lower net interest income on loans held for sale. Average loans, primarily adjustable rate mortgages, increased $9.0 billion, or 39.2%, due to continued demand for portfolio loan products and strong construction-permanent loan production. The loan growth contributed $28.5 million to the higher net interest income. Average deposits increased $247.7 million, or 15.5%, due to escrow balances associated with higher servicing balances. The higher balances combined with a higher credit for funds rate contributed $7.6 million to the net interest income growth. While average loans held for sale increased $1.4 billion, or 23.6%, compressed spreads resulting from increased short-term interest rates reduced net interest income on loans held for sale $15.0 million, or 36.7%. In addition, an increase in funding charges on mortgage servicing rights had a negative impact of $2.4 million.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $0.7 million, or 24.8%. The annualized net charge-off ratio for the Mortgage line of business was only .03% for the second quarter of 2006.

Total noninterest income increased $49.1 million, or 95.9%, from the second quarter of 2005. Production income was up $30.3 million, or 113.3%, due to record production and loan sales to investors. Loan production of $15.0 billion was up $3.8 billion, or 34.2%, over second quarter 2005. Loan sales to investors were $10.7 billion, up $3.8 billion, or 53.8%. Servicing income increased $20.5 million, or 197.4%. Higher servicing income resulted from a $17.4 million gain on the sale of out-of-footprint mortgage servicing rights with an unpaid principal balance of $3.3 billion and higher fee income due to higher servicing balances. Partially offsetting these increases was increased mortgage servicing rights amortization. Total loans serviced were $121.4 billion as of June 30, 2006 compared to $89.1 billion as of June 30, 2005, an increase of $32.3 billion, or 36.3%. Total loans serviced for others were $80.5 million as of June 30, 2006 compared to $60.4 billion as of June 30, 2005, an increase of $20.1 billion, or 33.2%.

Total noninterest expense increased $26.7 million, or 21.4%, from the second quarter of 2005. Increased volume and growth-related expenses were the primary drivers of the higher expense.

Six Months Ended June 30, 2006 vs. 2005

Mortgage’s net income for the six months ended June 30, 2006 was $142.4 million, an increase of $68.3 million, or 92.2%, compared to the same period in 2005. Strong fully taxable-equivalent revenue growth driven by gains from the sale of mortgage servicing assets, high loan production, greater loan sales to investors, as well as loan growth, drove the increase in net income. In the latter part of the second quarter of 2006, in conjunction with the Company’s balance sheet management strategy, the Company sold approximately $1.0 billion of its lower yielding consumer mortgages and moved approximately $0.8 billion in additional mortgages to loans held for sale in anticipation of their subsequent sale. The transaction affected balances at the end of the period, but had a minimal effect on average loans.

Fully taxable-equivalent net interest income increased by $41.5 million, or 16.2%, principally due to growth in loans and deposits that was partially offset by lower net interest income on loans held for sale. Average loans, primarily adjustable rate mortgages, increased $8.0 billion, or 35.5%, due to continued demand for portfolio loan products and strong construction-permanent loan production. This loan growth contributed $50.8 million to the higher net interest income. Average deposits increased $196.9 million, or 13.6%, due to escrow balances associated with higher servicing balances. These balances combined with a higher credit for funds rate contributed $12.2 million to the net interest income growth. Average loans held for sale were up $2.4 billion, or 40.2%. However, compressed spreads resulting from increased short-term interest rates, reduced net interest income on loans held for sale $18.5 million, or 22.1%. In addition, an increase in funding charges on mortgage servicing rights had a negative impact of $4.2 million.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $1.1 million, or 28.8%. Despite the increase, the annualized net charge-off ratio for the Mortgage line of business was only .03% for the six months ended June 30, 2006.

Total noninterest income increased $124.6 million, or 129.8%. Production income of $120.7 million increased $74.0 million, or 158.6%, driven by higher production and loan sales to investors. Year-to-date loan production was $26.6 billion compared with $19.9 billion for the comparable period in 2005, an increase of $6.7 billion, or 33.9%. Loan sales to investors were $21.0 billion, up $8.7 billion, or 70.5%. Servicing income of $75.1 million was up $52.9 million, an increase of 238.0%, due to gains from the sale of mortgage servicing assets of $41.8 million and increased fees from higher servicing balances.

Total noninterest expense increased $57.7 million, or 24.3%, from the prior year-to-date period. Increased volume and growth-related expenses were the primary drivers of this increase.

Wealth and Investment Management

Three Months Ended June 30, 2006 vs. 2005

Wealth and Investment Management’s net income for the second quarter of 2006 was $53.5 million, an increase of $1.7 million, or 3.3%, compared to the second quarter of 2005. The growth year-over-year was primarily driven by increases in both fully taxable-equivalent net interest and noninterest income which was partially offset by continuing efforts to further enhance the line of business including higher fixed costs, staff, and operations expense.

Fully taxable-equivalent net interest income increased $9.1 million, or 10.9%, due to increases in loan balances and widening deposit spreads due to deposit rate increases that have been slower relative to market rate increases. Average loans increased $0.4 billion, or 5.0%, driven by commercial loan growth. Clients of Wealth and Investment Management include many professionals and small business owners for whom the line of business provides commercial financing. Average deposits decreased $0.5 billion, or 4.7%, due to a decline in money market and NOW account balances, partially offset by certificates of deposit growth.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $0.2 million, or 16.7%, from the second quarter of 2005.

Total noninterest income increased $18.1 million, or 7.8%, from the second quarter of 2005 attributable to growth in trust income that resulted from growth in assets under management and improved market conditions, as well as increased retail investment income and other income. End of period assets under management were approximately $134.8 billion compared to approximately $130.3 billion at the end of the same period last year. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $249.2 billion, which includes $134.8 billion in assets under management, $51.2 billion in non-managed trust assets, $35.0 billion in retail brokerage assets and $28.2 billion in non-managed corporate trust assets.

Total noninterest expense increased $24.7 million, or 10.6%, from the second quarter of 2005. The growth was primarily driven by the continuing efforts to further enhance the line of business including higher fixed costs, staff and operations expense.

Six Months Ended June 30, 2006 vs. 2005

In a continuing effort to enhance the segment reporting process, modifications were made to corporate methodologies related to the allocation of corporate overhead, advertising and systems development. While these reallocations affected all of the lines of business, only Wealth and Investment Management was significantly impacted. As a result of these changes, Wealth and Investment Management’s first quarter 2006 year-over-year net income growth was adjusted from 6.9% as previously reported to 12.0%. The effect of the first quarter modifications, coupled with the 3.3% second quarter 2006 net income growth, produces year-to-date net income growth of 7.0%, which is fully representative of the financial performance of the line of business.

Wealth and Investment Management’s net income for the six months ended June 30, 2006 was $98.1 million, an increase of $6.5 million, or 7.0%, compared to the same period in 2005. The growth year-over-year was driven primarily by increases in both fully taxable-equivalent net interest income and noninterest income, partially offset by continuing efforts to further enhance the line of business including higher fixed costs, staff and operations expense.

Fully taxable-equivalent net interest income increased $23.9 million, or 14.9%, and was attributable to a combination of increased loan volumes and widening deposit spreads due to deposit rate increases that have been slower relative to market rate increases. Average loans increased $0.5 billion, or 6.3%, led by growth in commercial real estate and commercial loans. Clients of Wealth and Investment Management include many professionals and small business owners for whom the line of business provides commercial financing. Average deposits decreased $0.3 billion, or 3.5%, due to declines in NOW and money market account balances, partially offset by certificates of deposit growth.

Provision for loan losses, which represents net charge-offs for the lines of business decreased $0.2 million, or 18.2%.

Total noninterest income increased $24.3 million, or 5.2%. Noninterest income was driven by growth in trust and retail investment income. Trust income increased due to increases in recurring fees that resulted from growth in assets under management and improved market conditions. Retail investment (brokerage) income increased due to improvements in annuity, managed account and new business revenues.

Total noninterest expense increased $38.2 million, or 8.0%. The growth was primarily driven by continuing efforts to further enhance the line of business including higher fixed costs, staff and operations expense.

Corporate Other and Treasury

Three Months Ended June 30, 2006 vs. 2005

Corporate Other and Treasury’s net income for the second quarter of 2006 was $17.5 million, a decrease of $16.3 million, or 48.1%, compared to the second quarter of 2005 primarily due to a decrease in fully taxable-equivalent net interest income offset by a decrease in merger-related expense.

Fully taxable-equivalent net interest income decreased $94.5 million. The main drivers for the reduction in net interest income were a $1.7 billion decrease in average securities available for sale, a decrease in income on receive fixed/pay floating interest rate swaps used to extend the duration of the commercial loan portfolio, and an increase in short-term borrowing costs due to an increase in the size of these borrowings (primarily brokered and foreign deposits) needed to fund earning asset growth, as well as a significant rise in short-term interest rates over the past year.

Total average deposits increased $11.3 billion, or 70.2%, from the second quarter of 2005 mainly due to growth in brokered and foreign deposits of $11.5 billion.

Provision for loan losses increased $0.1 million, or 10.7%, from the second quarter of 2005.

Total noninterest income increased $12.4 million, or 55.3%, from the second quarter of 2005. This was mainly due to increases in securities gains of $6.4 million and miscellaneous income of $5.7 million.

Total noninterest expense decreased $63.3 million from the second quarter of 2005. The decline was primarily due to a reduction in merger related expenses of $53.9 million related to the integration of NCF’s operations.

Six Months Ended June 30, 2006 vs. 2005

Corporate Other and Treasury’s net income for the six months ended June 30, 2006 was $19.2 million, an increase of $11.7 million, or 155.7%, compared to the same period in 2005, primarily due to a reduction in merger expense, which was offset by a decline in fully taxable-equivalent net interest income and a decline in income tax credits.

Fully taxable-equivalent net interest income decreased $60.1 million. The main drivers for the reduction in net interest income were a $1.9 billion decrease in average securities available for sale, a decrease in income on receive fixed/pay floating interest rate swaps used to extend the duration of the commercial loan portfolio and an increase in short-term borrowing costs due to an increase in the size of these borrowings (primarily brokered and foreign deposits) needed to fund earning asset growth, as well as a significant rise in short-term interest rates over the past year.

Total average deposits increased $11.1 billion, or 74.1% from the second quarter of 2005 mainly due to growth in brokered and foreign deposits of $11.4 billion.

Provision for loan losses decreased $0.7 million, or 23.9%.

Total noninterest income increased $16.3 million, or 47.1%. This was primarily due to securities gains of $6.0 million realized in the first six months of 2006 as compared to securities losses of $6.9 million realized in the first six months of 2005.

Total noninterest expense decreased $63.9 million from the first six months of 2005. This decline was mainly due to a reduction in merger expense of $79.0 million related to the integration of NCF’s operations.

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

The Company’s financial results are influenced by the Company’s process for determining an appropriate level for its ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially affect net income. For additional discussion of the allowance for loan and lease losses see pages 41 and 42 – Provision for Loan Losses and Allowance for Loan and Lease Losses.

Estimates of Fair Value

Fair value is defined as the amount at which an asset could be exchanged in a transaction between willing, unrelated parties in a normal business transaction. The estimation of fair value is significant to a number of SunTrust’s assets and liabilities, including loans held for sale, investment securities, MSRs, other real estate owned (“OREO”), other repossessed assets, goodwill, retirement and postretirement benefit obligations, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value.

Fair value is based on quoted market prices for the same instrument or for similar instruments adjusted for any differences in terms. If market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. In instances where required by US GAAP, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations and MSRs. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The Company provides disclosure of the key economic assumptions used to measure MSRs and a sensitivity analysis to adverse changes to these assumptions in Note 12, Securitization Activity/Mortgage Servicing Rights, to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The fair values of MSRs are based on discounted cash flow analyses utilizing dealer consensus prepayment speeds and market discount rates. A detailed discussion of key variables, including discount rate, used in the determination of retirement and other postretirement obligations is in the Pension Accounting section of Management’s Discussion and Analysis included in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of SunTrust’s reporting units, management uses discounted cash flow models which require assumptions about the Company’s revenue growth rate and the cost of equity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk on pages 43 through 52.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On January 11, 2005, the Securities and Exchange Commission (“SEC”), issued a formal order of investigation and the SEC staff issued subpoenas seeking documents and testimony related to the Company’s allowance for loan losses and related matters. The Company is cooperating with the SEC regarding this matter. In addition, the Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position.

Item 1A.	RISK FACTORS

There were no material changes to the Company’s risk factors during the quarter, but the Company did revise and clarify the risk factor under the heading “Negative public opinion could damage our reputation and adversely impact business and revenues.” as follows:

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect the Company’s credit ratings, which are important to its access to unsecured wholesale borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2006:

	Total number of shares purchased[1]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[2]
January 1-31	280,693	$71.63	265,000	2,987,796
February 1-28	1,275,102	70.62	1,270,000	1,717,796
March 1-31	8,619	74.96	-	10,000,000

Total first quarter 2006	1,564,414	$70.82	1,535,000

April 1-30	9,339	73.76	-	10,000,000
May 1-31	15,068	76.69	-	10,000,000
June 1-30	4,797	76.58	-	10,000,000

Total second quarter 2006	29,204	$75.73	-

Total year-to-date 2006	1,593,618	$70.91	1,535,000

1This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the six months ended June 30, 2006, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 15,693 shares in January, 2006 at an average price per share of $74.08; 5,102 shares in February, 2006 at an average price per share of $72.43; 8,619 shares in March, 2006 at an average price per share of $74.96; 9,339 shares in April, 2006 at an average price per share of $73.76; 15,068 shares in May, 2006 at an average price per share of $76.69; and 4,797 shares in June, 2006 at an average price per share of $76.58.

2Effective April 1, 2006, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock and terminated (effective March 31, 2006) the remaining authority to repurchase shares under the prior authorizations made on June 13, 2001 and November 12, 2002. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table except as described in the preceding sentence.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Registrant took the following actions at the Annual Meeting of Shareholders held April 18, 2006: elected the following individuals as directors of SunTrust:

Directors	For	Withheld/Abstain

J. Hyatt Brown	255,802,953	55,418,960
Alston D. Correll	303,545,815	7,676,098
David H. Hughes	301,626,689	9,600,224
E. Neville Isdell	280,373,911	30,848,002
G. Gilmer Minor, III	303,743,280	7,478,633
Thomas M. Garrott, III	306,598,760	4,623,153

Ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of SunTrust for 2006:

For	Against	Abstain	Broker Non-Votes
307,146,598	1,513,632	2,561,683	0

And approved the non-binding shareholder recommendation that directors be elected annually:

For	Against	Abstain	Broker Non-Votes
140,317,471	109,776,870	4,135,896	56,991,676

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit	Description	Sequential Page Number

3.1

Amendment to the Restated Articles of Incorporation of the Registrant effective April 18, 2000, incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

*

3.2	Bylaws of the Registrant, as amended April 19, 2005, incorporated by reference to Exhibit 3.3 of the Registrant’s Current Report on Form 8-K dated April 19, 2005.	*

31.1	Certification of Chairman of the Board and CEO, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

*	incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of August, 2006.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)