Form 10-Q
period 2006-09-30
SUNTRUST BANKS INC
filed 2006-11-08
CIK 750556

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-08918

SUNTRUST BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☐    No  ☒

At October 31, 2006, 354,140,744 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year 2006.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data) (Unaudited)	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$1,991,940	$1,552,639	$5,668,659	$4,280,443
Interest and fees on loans held for sale	188,002	123,000	529,577	304,878
Interest and dividends on securities available for sale
Taxable interest	256,491	255,482	771,091	785,036
Tax-exempt interest	9,988	8,930	29,066	26,404
Dividends[1]	30,371	26,151	93,708	78,169
Interest on funds sold and securities purchased under agreements to resell	14,309	11,898	41,470	32,768
Other interest	34,388	18,574	93,718	48,271

Total interest income	2,525,489	1,996,674	7,227,289	5,555,969

Interest Expense
Interest on deposits	956,106	498,720	2,505,994	1,231,798
Interest on funds purchased and securities sold under agreements to repurchase	142,190	81,970	387,963	206,176
Interest on other short-term borrowings	16,903	24,860	60,117	64,250
Interest on long-term debt	258,898	234,463	774,039	661,815

Total interest expense	1,374,097	840,013	3,728,113	2,164,039

Net Interest Income	1,151,392	1,156,661	3,499,176	3,391,930
Provision for loan losses	61,568	70,393	146,730	128,760

Net interest income after provision for loan losses	1,089,824	1,086,268	3,352,446	3,263,170

Noninterest Income
Service charges on deposit accounts	194,262	198,348	572,092	575,727
Trust and investment management income	173,717	168,802	517,617	500,820
Retail investment services	55,544	52,257	168,974	160,024
Other charges and fees	113,347	117,341	339,677	340,974
Investment banking income	47,046	53,090	159,342	156,803
Trading account profits and commissions	20,404	41,837	103,461	117,702
Card fees	64,916	52,924	183,460	153,091
Mortgage production related income	50,336	65,833	169,952	110,068
Mortgage servicing related income	36,633	5,242	112,744	28,337
Net gain on sale of Bond Trustee business	112,759	—	112,759	—
Net gain on sale of RCM assets	—	3,508	—	23,382
Other income	81,783	75,285	231,582	197,948
Securities (losses)/gains, net	(91,816)	(2,069)	(85,854)	(7,755)

Total noninterest income	858,931	832,398	2,585,806	2,357,121

Noninterest Expense
Employee compensation	560,389	538,717	1,689,903	1,565,527
Employee benefits	113,933	93,616	378,457	324,883
Net occupancy expense	85,613	79,519	248,367	228,853
Outside processing and software	98,699	92,952	292,038	265,082
Equipment expense	50,249	50,083	147,804	154,544
Marketing and customer development	35,932	38,651	127,956	106,578
Amortization of intangible assets	25,792	29,737	78,922	90,772
Merger expense	—	12,104	—	92,104
Other expense	234,892	241,692	682,636	655,459

Total noninterest expense	1,205,499	1,177,071	3,646,083	3,483,802

Income before provision for income taxes	743,256	741,595	2,292,169	2,136,489
Provision for income taxes	207,668	230,821	681,052	667,721

Net Income	$535,588	$510,774	$1,611,117	$1,468,768

Average common shares - diluted (thousands)	365,121	363,854	364,322	363,547
Average common shares - basic (thousands)	361,805	359,702	361,009	359,020
Net income per average common share - diluted	$1.47	$1.40	$4.42	$4.04
Net income per average common share - basic	1.48	1.42	4.46	4.09
[1]Includes dividends on common stock of The Coca-Cola Company	14,963	13,515	44,888	40,544

See notes to consolidated financial statements

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	September 30 2006	December 31 2005
Assets
Cash and due from banks	$4,066,173	$4,659,664
Interest-bearing deposits in other banks	39,982	332,444
Funds sold and securities purchased under agreements to resell	1,147,423	1,313,498
Trading assets	3,675,917	2,811,225
Securities available for sale[1]	25,553,320	26,525,821
Loans held for sale	11,501,646	13,695,613
Loans	121,237,394	114,554,895
Allowance for loan and lease losses	(1,087,316)	(1,028,128)

Net loans	120,150,078	113,526,767
Premises and equipment	1,917,318	1,854,527
Goodwill	6,903,001	6,835,168
Other intangible assets	1,120,102	1,122,967
Customers’ acceptance liability	16,772	11,839
Other assets	7,012,821	7,023,308

Total assets	$183,104,553	$179,712,841

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$22,813,455	$26,327,663
Interest-bearing consumer and commercial deposits	75,870,612	71,244,719

Total consumer and commercial deposits	98,684,067	97,572,382
Brokered deposits (CDs at fair value: $84,955 as of September 30, 2006; $0 as of December 31, 2005)	18,264,554	15,644,932
Foreign deposits	7,444,329	8,835,864

Total deposits	124,392,950	122,053,178

Funds purchased	5,926,570	4,258,013
Securities sold under agreements to repurchase	7,362,480	6,116,520
Other short-term borrowings	1,744,479	1,937,624
Long-term debt	17,477,276	20,779,249
Acceptances outstanding	16,772	11,839
Trading liabilities	1,611,648	1,529,325
Other liabilities	5,983,071	6,139,698

Total liabilities	164,515,246	162,825,446

Preferred stock, no par value; 50,000,000 shares authorized; 5,000 shares issued as of September 30, 2006; none issued as of December 31, 2005	500,000	—
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,735,458	6,761,684
Retained earnings	10,258,441	9,310,978
Treasury stock, at cost, and other	(453,934)	(493,936)
Accumulated other comprehensive income	1,178,764	938,091

Total shareholders’ equity	18,589,307	16,887,395

Total liabilities and shareholders’ equity	$183,104,553	$179,712,841

Common shares outstanding	363,868,470	361,984,193
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	6,709,928	8,594,205

[1] Includes net unrealized gains on securities available for sale	$1,915,277	$1,572,033

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands)(Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2005	$-	360,840	$370,578	$6,749,219	$8,118,710	($528,558)	$1,276,950	$15,986,899
Net income	-	-	-	-	1,468,768	-	-	1,468,768
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(4,810)	(4,810)
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(132,921)	(132,921)
Change related to supplemental retirement benefits, net of taxes	-	-	-	-	-	-	(940)	(940)

Total comprehensive income								1,330,097
Cash dividends declared, $1.65 per share	-	-	-	-	(596,310)	-	-	(596,310)
Exercise of stock options and stock compensation element expense	-	2,109	-	11,375	-	114,899	-	126,274
Acquisition of treasury stock	-	(2,775)	-	-	-	(196,395)	-	(196,395)
Performance and restricted stock activity	-	118	-	(1,791)	-	7,258	-	5,467
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	6,804	-	6,804
Issuance of stock for employee benefit plans	-	956	-	(40)	-	54,816	-	54,776
Other activity	-	-	-	138	-	-	-	138

Balance, September 30, 2005	$-	361,248	$370,578	$6,758,901	$8,991,168	($541,176)	$1,138,279	$16,717,750

Balance, January 1, 2006	$-	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	-	-	-	-	1,611,117	-	-	1,611,117
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	26,052	26,052
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	213,797	213,797
Change related to supplemental retirement benefits, net of taxes	-	-	-	-	-	-	824	824

Total comprehensive income								1,851,790
Cash dividends declared, $1.83 per share	-	-	-	-	(663,654)	-	-	(663,654)
Issuance of preferred stock	500,000	-	-	(7,300)	-	-	-	492,700
Exercise of stock options and stock compensation element expense	-	2,596	-	11,518	-	162,532	-	174,050
Acquisition of treasury stock	-	(3,175)	-	-	-	(234,373)	-	(234,373)
Performance and restricted stock activity	-	1,223	-	(25,959)	-	21,934	-	(4,025)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	12,561	-	12,561
Issuance of stock for employee benefit plans	-	1,037	-	(6,701)	-	64,564	-	57,863
Issuance of stock for BancMortgage contingent consideration	-	203	-	2,216	-	12,784	-	15,000

Balance, September 30, 2006	$500,000	363,868	$370,578	$6,735,458	$10,258,441	($453,934)	$1,178,764	$18,589,307

1 Balance at September 30, 2006 includes $388,682 for treasury stock and $65,252 for compensation element of restricted stock.

Balance	at September 30, 2005 includes $511,956 for treasury stock and $29,220 for compensation element of restricted stock.

See notes to consolidated financial statements

Consolidated Statements of Cash Flow

	Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2006	2005
Cash Flows from Operating Activities:
Net income	$1,611,117	$1,468,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on sale of Bond Trustee business	(112,759)	—
Net gain on sale of RCM assets	—	(23,382)
Depreciation, amortization and accretion	596,566	584,364
Gain on sale of mortgage servicing rights	(65,957)	—
Origination of mortgage servicing rights	(361,904)	(254,914)
Provisions for loan losses and foreclosed property	148,807	130,436
Amortization of compensation element of performance and restricted stock	12,561	6,804
Stock option compensation	19,982	19,797
Excess tax benefits from stock-based compensation	(27,642)	—
Securities losses	85,854	7,755
Net gain on sale of assets	(36,029)	(10,303)
Originated and purchased loans held for sale	(40,751,497)	(33,675,440)
Sales and securitizations of loans held for sale	42,958,260	29,877,252
Net increase in other assets	(1,000,769)	(589,638)
Net (decrease)/increase in other liabilities	(108,450)	675,510

Net cash provided by (used in) operating activities	2,968,140	(1,782,991)

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	2,565,839	3,848,784
Proceeds from sales of securities available for sale	2,921,411	4,223,635
Purchases of securities available for sale	(4,268,201)	(6,161,953)
Loan originations net of principal collected	(9,037,833)	(11,759,534)
Proceeds from sale of loans	2,206,936	267,848
Proceeds from sale of mortgage servicing rights	220,814	—
Capital expenditures	(219,597)	(107,886)
Proceeds from the sale of other assets	34,661	30,901
Other investing activities	—	4,167

Net cash used in investing activities	(5,575,970)	(9,654,038)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	1,119,740	2,361,556
Net increase in foreign and brokered deposits	1,228,087	8,013,591
Net increase in funds purchased and other short-term borrowings	2,721,372	1,457,775
Proceeds from the issuance of long-term debt	10,013	1,973,932
Repayment of long-term debt	(3,305,141)	(1,714,001)
Proceeds from the issuance of preferred stock	492,700	—
Proceeds from the exercise of stock options	159,416	107,313
Acquisition of treasury stock	(234,373)	(196,395)
Excess tax benefits from stock-based compensation	27,642	—
Dividends paid	(663,654)	(596,310)

Net cash provided by financing activities	1,555,802	11,407,461

Net decrease in cash and cash equivalents	(1,052,028)	(29,568)
Cash and cash equivalents at beginning of period	6,305,606	5,488,939

Cash and cash equivalents at end of period	$5,253,578	$5,459,371

Supplemental Disclosures:
Interest paid	$3,677,381	$2,013,984
Income taxes paid	522,209	512,457
Income taxes refunded	11,661	3,629

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

Note 2 – Acquisitions/Dispositions

On September 29, 2006, SunTrust sold its Bond Trustee business unit to U.S. Bank, N.A. (“U.S. Bank”), for $113.8 million in cash. This transaction resulted in a gain of $112.8 million, which was recorded in the Consolidated Statements of Income as a component of noninterest income. This gain was partially offset by $1.0 million of costs primarily related to employee retention, the write-off of fixed assets, and system deconversion. The Company may realize an additional pre-tax gain of up to $16 million as a result of future contingent payments from U.S. Bank linked to business retention levels in the twelve month period following the completion of the sale. Approximately $21 billion in non-managed corporate trust assets were transferred to U.S. Bank, which contributed approximately $17 million of revenue for the nine month period ended September 30, 2006. The sale of the business, which was a part of the Wealth and Investment Management line of business, was part of an effort by the Company to modify its business mix to focus on its high-growth core business lines and market segments.

On July 28, 2006, AMA Holdings, Inc. (“AMA Holdings”), a 100%-owned subsidiary of SunTrust, exercised its right to call 23 minority member owned interests in AMA, LLC. The transaction resulted in $2.6 million of goodwill and $0.6 million of other intangibles related to client relationships which were both deductible for tax purposes. On January 28, 2006, AMA Holdings exercised its right to call 98 minority member owned interests in AMA, LLC, resulting in $6.9 million of goodwill and $4.5 million of other intangibles related to client relationships which were both deductible for tax purposes. During the second quarter of 2005, AMA Holdings exercised its right to call 41 minority member owned interests in AMA, LLC which resulted in $3.3 million of goodwill that was also deductible for tax purposes. As of September 30, 2006, AMA Holdings owned 913 member interests of AMA, LLC, and 315 member interests of AMA, LLC were owned by employees. There are 88 employee interests that may be called by

Notes to Consolidated Financial Statements (Unaudited)

AMA Holdings at its discretion, or put to AMA Holdings by the holders of the member interest, in accordance with the member agreement. The remaining 227 employee-owned interests may be subject to certain vesting requirements and may be put or called at certain dates in the future, in accordance with the member agreement.

On April 4, 2006, SunTrust paid $1.3 million in cash to the former owners of Prime Performance, Inc., a company acquired by National Commerce Financial Corporation (“NCF”) in March 2004. NCF and its subsidiaries were purchased by SunTrust in October 2004. Payment of the contingent consideration was made pursuant to the original purchase agreement between NCF and the former owners of Prime Performance and was considered a tax-deductible adjustment to goodwill.

On March 31, 2006, SunTrust sold its 49% interest in First Market Bank, FSB (“First Market”). The sale of its approximately $79 million net investment resulted in a gain of $3.6 million which was recorded in other income in the Consolidated Statements of Income.

On March 30, 2006, SunTrust issued $15.0 million of common stock, or 202,866 shares, and $7.5 million in cash as contingent additional merger consideration to the former owners of BancMortgage Financial Corporation, a company acquired by NCF in 2002. NCF and its subsidiaries were purchased by SunTrust in 2004. Payment of the contingent consideration was made pursuant to the original purchase agreement between NCF and BancMortgage and was considered an adjustment to goodwill.

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

Notes to Consolidated Financial Statements (Unaudited)

in $39.8 million of goodwill and $11.1 million of other intangibles related to client relationships and noncompete agreements which were both deductible for tax purposes.

Note 3 – Accounting Developments

Accounting Policies Adopted

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “SFAS No. 123(R),” “Share-Based Payment.” This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Practice Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) clarifies and expands the guidance of SFAS No. 123 in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for non-substantive vesting provisions, and accounting for forfeitures. Under the provisions of SFAS No. 123(R), the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure and record compensation expense in share-based payment transactions at fair value, reduced by expected forfeitures. In accordance with SFAS No. 123(R), the Company changed its policy of recognizing forfeitures as they occur and began estimating the number of awards for which it is probable service will be rendered. The estimate of forfeitures adjusts the initial recognition of compensation expense and the estimated forfeitures will be subsequently adjusted through compensation expense to reflect actual forfeitures.

Effective January 1, 2002, the Company adopted the fair value recognition provision of SFAS No. 123, prospectively, and began expensing the cost of stock options. As of December 31, 2005, all compensation expense related to awards granted prior to January 1, 2002 had been recognized. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified prospective application method. The modified prospective application method applies to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. In conjunction with the adoption of SFAS No. 123(R), the Company refined its measurement of the expected stock price volatility calculation by using a daily average calculation. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

Notes to Consolidated Financial Statements (Unaudited)

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

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. (“FIN”) 46(R).” The FSP states that an evaluation of the design of the entity should be the single method used to understand variability when applying FIN 46(R) as opposed to alternative methods used to measure the amount of variability. This FSP introduces two steps to analyze the design of the entity and to determine the variability. Step one requires an analysis of the nature of the risks in the entity including credit risk, interest rate risk, foreign currency exchange risk, commodity price risk, equity price risk, and operations risk. Step two requires a determination of the purpose for which the entity is created and determination of the variability the entity is designed to create and pass along to its interest holders. Although this is a new approach, the conclusions will often be the same under the guidance of this FSP as those reached using other approaches. This FSP is to be applied on a prospective basis beginning July 1, 2006, to all entities that an enterprise becomes involved with and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred. The impact of adopting this FSP did not have an impact on the Company’s financial position and results of operations.

Recently Issued and Pending Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement requires that all separately recognized servicing rights be initially measured at fair value. Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly. SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets. Additional disclosures for all separately recognized servicing rights are also required. This Statement is effective January 1, 2007 for calendar year companies. In accordance with SFAS No. 156, SunTrust will initially measure servicing rights at fair value and will continue to subsequently amortize its servicing rights based on estimated future net servicing income with at least quarterly assessments for impairment. Therefore, SunTrust does not expect that the adoption of SFAS No. 156 will have a material impact on the Company’s financial position and results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation provides a two-step approach for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return and may result in companies revising their threshold for recognition of tax benefits that have some degree of uncertainty. FIN 48, which interprets SFAS No. 109, “Accounting for Income Taxes”, also addresses the accrual of any interest and penalties related to tax uncertainties and requires additional tax related disclosures. FIN 48 is effective beginning January 1, 2007 for calendar year companies. SunTrust is currently assessing its tax positions under the requirements of FIN 48 as part of its process to adopt FIN 48 beginning January 1, 2007.

In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The Internal Revenue Service (“IRS”) has challenged

Notes to Consolidated Financial Statements (Unaudited)

companies on the timing and amount of tax deductions generated by certain leveraged lease transactions, commonly referred to as Lease-In, Lease-Out transactions (“LILOs”) and Sale-In, Lease-Out transactions (“SILOs”). As a result, some companies have settled with the IRS, resulting in a change to the estimated timing of cash flows and income on these types of leases. FSP No. FAS 13-2 indicates that a change in the timing or projected timing of the realization of tax benefits on a leveraged lease transaction requires the lessor to recalculate that lease. Upon adoption, changes in the net investment as a result of a recalculation should be recorded in retained earnings as a cumulative effect of a change in accounting principle. This FSP is effective January 1, 2007 for calendar year companies. The Company believes that its tax treatment of certain investments in LILO and SILO leveraged lease transactions is appropriate based on its interpretation of the tax regulations and legal precedents; however, a court or other judicial authority could disagree. In January 2007, the Company estimates that it will recognize a one-time after-tax charge to beginning retained earnings of $20 million—$30 million related to a change in the timing of its lease cash flows. An amount approximating this one-time charge will be accreted into income on an effective yield basis over the remaining terms of the affected leases.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should measure fair value when companies are required by US GAAP to use a fair value measure for recognition or disclosure. SFAS No. 157 establishes a common definition of fair value, it establishes a framework for measuring fair value in US GAAP, and it expands disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (a company’s own data). SFAS No. 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings. SFAS No. 157 is effective January 1, 2008 for calendar year companies. SunTrust is in the process of evaluating the impact that this Statement will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the statement of financial position. As a result, SunTrust will record its net funded position related to its retirement benefit plans, supplemental retirement benefits plan and other postretirement benefits on the Consolidated Balance Sheets with an offsetting impact, net of tax, to beginning accumulated other comprehensive income (“AOCI”). SFAS No. 158 also requires that previously disclosed but unrecognized actuarial gains and losses, unrecognized prior service costs and credits, and any transition assets or obligations remaining from the initial application of SFAS No. 87 or SFAS No. 106 be recognized at adoption as a component of shareholders’ equity in AOCI, net of tax. Subsequent to adoption, these amounts will be amortized into income and become a component of net benefit cost. SFAS No. 158 eliminates a company’s ability to select a date to measure plan assets and obligations that is prior to its year-end balance date and requires all companies to measure plan assets and benefit obligations as of their balance sheet dates effective for years ending after December 15,

Notes to Consolidated Financial Statements (Unaudited)

2008. SunTrust’s measurement date for plan assets and obligations is its year-end balance sheet date of December 31. The disclosure requirements of SFAS No. 132(R) are expanded by SFAS No. 158 to include disclosure of additional information about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of actuarial gains and losses, prior service costs and credits, and unrecognized transition assets and obligations. The provisions of SFAS No. 158 requiring recognition of a company’s funded status are to be applied prospectively beginning December 31, 2006. Upon adoption, SunTrust estimates the impact, net of tax, will be a reduction to AOCI of $300 million to $400 million, primarily relating to unrecognized actuarial losses.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108 to address the diversity in practice in quantifying financial statement misstatements and the potential impact under current practice for the accumulation of improper amounts on the balance sheet. In SAB No. 108, the SEC establishes a “dual approach” for quantifying financial statement errors by requiring evaluation of the effect on both the current income statement, including reversing the effect of prior year misstatements, as well as an evaluation of the effect on the period end balance sheet. SAB No. 108 is effective for the year ended December 31, 2006. SAB No. 108 allows public companies to record the cumulative effect of initially applying the “dual approach” in the first year by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of 2006 with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SunTrust does not expect the issuance of SAB No. 108 to have an impact on the Company’s financial position and results of operations.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance.” This Issue clarifies the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that is not limited to the employee’s active service period. This Issue concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee since the postretirement benefit obligation is not effectively settled through the purchase of the endorsement split-dollar life insurance policy. This Issue is effective for SunTrust beginning January 1, 2008 and any resulting adjustment will be recorded as either a cumulative effect adjustment or as a change in accounting principle through retrospective application to all prior periods. SunTrust does not expect this Issue to have a material impact on its financial position and results of operations.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This Issue clarifies how a company should determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4; and requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered, unless all policies are required to be surrendered as a group. This Issue is effective for SunTrust on January 1, 2007 and any resulting adjustment may be recorded as either a cumulative effect adjustment or as a change in accounting principle through retrospective application to all prior periods. SunTrust does not expect this Issue to have a material impact on its financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(Dollars in thousands)	2006	2005		2006	2005
Balance at beginning of period	$1,061,862	$1,036,173	2.5	$1,028,128	$1,050,024	(2.1)
Provision for loan losses	61,568	70,393	(12.5)	146,730	128,760	14.0
Loan charge-offs	(63,119)	(104,614)	(39.7)	(173,034)	(235,509)	(26.5)
Loan recoveries	27,005	27,903	(3.2)	85,492	86,580	(1.3)

Balance at end of period	$1,087,316	$1,029,855	5.6	$1,087,316	$1,029,855	5.6

Note 5 – Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the fourth quarter of 2005, the Company completed its 2005 annual review as of September 30, 2005, and determined there was no impairment of goodwill as of this date. No events or circumstances have occurred during the year that would more likely than not reduce the fair value of a reporting unit below its carrying value. In the fourth quarter, the Company will complete its 2006 annual review as of September 30, 2006. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2006 and 2005 are as follows:

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2005	$4,875,347	$1,267,452	$148,362	$243,808	$260,905	$10,139	$6,806,013
NCF purchase adjustments	(1,720)	(6,066)	(886)	(168)	(693)	(2,348)	(11,881)
Purchase of Lighthouse Partners minority shares	—	—	—	—	39,801	—	39,801
SunAmerica contingent consideration	—	—	—	4,349	—	—	4,349
Purchase of AMA, LLC minority shares	—	—	—	—	3,349	—	3,349

Balance, September 30, 2005	$4,873,627	$1,261,386	$147,476	$247,989	$303,362	$7,791	$6,841,631

Balance, January 1, 2006	$4,873,158	$1,261,363	$147,470	$247,985	$297,857	$7,335	$6,835,168
NCF purchase adjustments [1]	26,648	3,480	124	571	218	(481)	30,560
BancMortgage contingent consideration	—	—	—	22,500	—	—	22,500
Purchase of AMA, LLC minority shares	—	—	—	—	9,534	—	9,534
SunAmerica contingent consideration	—	—	—	3,906	—	—	3,906
Prime Performance contingent consideration	1,333	—	—	—	—	—	1,333

Balance, September 30, 2006	$4,901,139	$1,264,843	$147,594	$274,962	$307,609	$6,854	$6,903,001

[1]

US GAAP requires net assets acquired in a business combination to be recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition. However, tax related adjustments are permitted to extend beyond one year due to the degree of estimation and complexity. The purchase adjustments in the above table represent adjustments to the estimated fair value of the acquired net assets within the guidelines under US GAAP.

Notes to Consolidated Financial Statements (Unaudited)

The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2006 and 2005 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2005	$424,143	$482,392	$154,916	$1,061,451
Amortization	(76,125)	(123,839)	(14,647)	(214,611)
Servicing rights originated	—	254,914	—	254,914
Lighthouse Partners client relationships and noncompete agreements	—	—	11,119	11,119

Balance, September 30, 2005	$348,018	$613,467	$151,388	$1,112,873

Balance, January 1, 2006	$324,743	$657,604	$140,620	$1,122,967
Amortization	(64,667)	(139,975)	(14,255)	(218,897)
Servicing rights originated	—	361,904	—	361,904
Community Bank of Florida branch acquisition	1,085	—	—	1,085
Reclass investment to trading assets	—	—	(1,050)	(1,050)
Purchase of AMA, LLC minority shares	—	—	5,072	5,072
Sale/securitization of mortgage servicing rights	—	(155,210)	—	(155,210)
Issuance of noncompete agreement	—	—	4,231	4,231

Balance, September 30, 2006	$261,161	$724,323	$134,618	$1,120,102

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the full year 2006 and the subsequent years is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
Full year 2006	$84,216	$19,036	$103,252
2007	68,959	18,936	87,895
2008	53,616	17,007	70,623
2009	36,529	13,787	50,316
2010	28,781	12,196	40,977
Thereafter	53,727	67,911	121,638

Total	$325,828	$148,873	$474,701

Note 6 – Securitizations

In September 2006, the Company sold $154.9 million of leveraged commercial loans and high yield bonds to a securitization vehicle, in exchange for net proceeds of $155.5 million. A pre-tax gain of $0.6 million was recognized as a result of the sale of these loans. In addition, the Company received approximately $5.7 million in fee income for services performed related to the closing of the securitization. The Company holds an interest in the securitization vehicle that is classified on the Consolidated Balance Sheets as a security available for sale and has a fair value of $5.9 million at September 30, 2006. Fair value was determined using the present value of future cash flows modeling approach.

In May 2006, the Company sold residential mortgage loans in a securitization transaction in exchange for net proceeds of $496.5 million and retained interests of $1.1 million. The Company continues to perform servicing for the underlying mortgage loans. Servicing assets of approximately $9 million were recorded as a result of the transaction. A pre-tax gain of $1.1 million was also recognized as a result of the transaction. At September 30, 2006, the retained interests were classified on the Consolidated

Notes to Consolidated Financial Statements (Unaudited)

Balance Sheets as securities available for sale and were valued at $1.1 million based on dealer prices.

In May 2006, the Company sold leveraged commercial loans and high yield bonds to a securitization vehicle in exchange for net proceeds of $297.9 million. A pre-tax gain of $0.6 million was recognized as a result of the sale. In addition, the Company received $7.1 million in fee income for services performed related to the closing of the securitization. The Company holds an interest in the securitization vehicle that is classified on the Consolidated Balance Sheets as a trading asset and has a fair value of $6.7 million at September 30, 2006. Fair value was determined using the present value of future cash flows modeling approach.

In March 2006, the Company securitized $750.2 million of student loans in exchange for net proceeds totaling $750.1 million and retained interests of $27.6 million. The Company recognized a pre-tax gain of $2.5 million. The retained interests are classified on the Consolidated Balance Sheets as securities available for sale and the fair value as of September 30, 2006 was $29.1 million. Fair value was derived using the following assumptions: a discount rate of 9% and prepayment speed of 15% for 2006 and 6% for each year thereafter resulting in a weighted average life of six years. In addition, the Company is the master servicer for the securitized student loans and subservices its servicing responsibilities to an external third party.

In March 2006, the Company securitized and sold $60.0 million of excess mortgage servicing rights in exchange for net proceeds of $74.0 million and retained interests of $10.4 million. A pre-tax gain of $24.4 million was recognized as a result of the transaction. At September 30, 2006, the retained interests were classified on the Consolidated Balance Sheets as securities available for sale and were valued at $14.6 million based on dealer prices. The Company continues to perform servicing for the underlying mortgage loans.

During the first quarter of 2006, the Company sold leveraged commercial loans to a securitization vehicle in exchange for net proceeds of $234.4 million. A pre-tax gain of $1.2 million was recognized as a result of the transaction. In addition, the Company recognized $5.8 million in fee income for services performed related to the closing of the securitization. Interests retained from the securitization are classified on the Consolidated Balance Sheets as securities available for sale and the fair value as of September 30, 2006 was $3.7 million. Fair value was determined based on prices paid for recent market trades.

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

Notes to Consolidated Financial Statements (Unaudited)

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

The weighted average fair values of options granted during the nine months ended September 30, 2006 and 2005 were $16.49 and $8.10 per share, respectively. The increase in fair value was due to the change in methodology used to calculate the expected stock price volatility. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30
	2006	2005
Expected dividend yield	3.18%	2.81%
Expected stock price volatility	25.73	12.00
Risk-free interest rate (weighted average)	4.51	3.62
Expected life of options	6 years	5 years

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, December 31, 2005	21,790,455	$14.18 - $76.50	$62.46	2,326,969	$26,222	$34.58
Granted	949,300	71.03 - 78.39	71.07	818,907	59,024	72.08
Exercised/vested	(2,675,214)	14.18 -73.19	52.36	(1,060,823)	—	20.50
Cancelled/expired/forfeited	(398,723)	14.18 - 73.19	70.84	(127,621)	(7,433)	58.24
Amortization of compensation element	—	—	—	—	(12,561)	—

Balance, September 30, 2006	19,665,818	$14.56 - $78.39	$64.08	1,957,432	$65,252	$56.36

Exercisable, September 30, 2006	12,353,748		$58.88

Available for Additional Grant, September 30, 2006[1]	9,626,216

[1]	Includes 1.8 million shares available to be issued as Restricted Stock

The following table presents information on stock options by ranges of exercise price at September 30, 2006:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at September 30, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$14.56 to $49.46	1,240,502	$41.79	3.84	$44,029	1,240,502	$41.79	3.84	$44,029
$49.75 to $64.57	8,014,910	56.51	5.15	166,455	8,014,910	56.51	5.15	166,455
$64.73 to $78.39	10,410,406	72.56	6.66	49,158	3,098,336	71.87	3.36	16,770

	19,665,818	$64.08	5.87	$259,642	12,353,748	$58.88	4.57	$227,254

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was $63.4 million and $65.9 million, respectively. Total fair value of performance and restricted shares vested in the nine months ended September 30, 2006 was $21.8 million, net of tax. Total fair value of performance and restricted shares vested in the nine months ended September 30, 2005 was $10.7 million, net of tax.

As of September 30, 2006, there was $94.0 million of unrecognized stock-based compensation expense related to nonvested stock options, performance and restricted stock, which is expected to be recognized over a weighted average period of 1.92 years.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2006	2005	2006	2005
Stock-based compensation expense:
Stock options	$6,060	$6,163	$17,840	$19,470
Performance and restricted stock	5,407	1,678	12,561	6,804

Total stock-based compensation expense	$11,467	$7,841	$30,401	$26,274

Notes to Consolidated Financial Statements (Unaudited)

The recognized tax benefit amounted to $4.4 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively. The recognized tax benefit amounted to $11.6 million and $10.0 million for the nine months ended September 30, 2006 and 2005, respectively.

The Pension Protection Act of 2006, which makes significant changes in funding rules, increased the maximum tax deductible contribution limits for 2006 and 2007. In response, SunTrust contributed a voluntary $100 million to its qualified retirement plan (“Retirement Benefits” Plan) in the third quarter of 2006 and subsequently remeasured plan assets and liabilities as of August 31, 2006. This additional contribution represented approximately 5% of plan assets, and the subsequent remeasurement of plan assets and liabilities represented an impact of approximately 2.5% of the projected benefit obligation. The Company had also contributed $82 million to its Retirement Benefits Plan in the first quarter of 2006 related to the 2006 plan.

Anticipated employer contributions/benefit payments for the full year 2006 have been revised to be $7.4 million for the Supplemental Retirement Benefit plans. For the third quarter of 2006, the actual contributions/benefit payments totaled $1.0 million. Actual contributions/benefit payments year to date are $6.1 million.

	Three Months Ended September 30
	2006			2005
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$18,110	$620	$782	$15,759	$530	$767
Interest cost	25,635	1,670	2,736	23,415	1,424	2,533
Expected return on plan assets	(41,388)	—	(2,037)	(38,778)	—	(2,277)
Amortization of prior service cost	(120)	883	—	(124)	630	—
Recognized net actuarial loss	12,416	1,349	2,485	9,218	1,550	1,766
Amortization of initial transition obligation	—	—	582	—	—	588
Partial settlement	—	—	—	—	24	—

Net periodic benefit cost	$14,653	$4,522	$4,548	$9,490	$4,158	$3,377

	Nine Months Ended September 30
	2006			2005
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$54,983	$1,859	$2,339	$48,018	$1,657	$2,309
Interest cost	76,258	5,009	8,184	70,505	4,429	7,491
Expected return on plan assets	(122,069)	—	(6,094)	(116,656)	—	(6,779)
Amortization of prior service cost	(360)	2,648	—	(373)	1,807	—
Recognized net actuarial loss	40,245	4,049	7,434	27,336	4,531	5,082
Amortization of initial transition obligation	—	—	1,741	—	—	1,751
Participant information adjustment	—	—	—	(14,600)	—	—
Partial settlement	312	54	—	—	8,056	—

Net periodic benefit cost	$49,369	$13,619	$13,604	$14,230	$20,480	$9,854

Note 8 – Preferred Stock

On September 12, 2006, the Company issued depositary shares representing an ownership interest in 5,000 shares of Series A Perpetual Preferred Stock, no par value and $100,000 liquidation preference per share (the “Series A Preferred Stock”). The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month

Notes to Consolidated Financial Statements (Unaudited)

LIBOR plus 0.53 percent, or 4.00 percent. Dividends on the shares initially will be cumulative. During the cumulative period, the Company will have an obligation to pay any unpaid dividends. However, dividends on the shares will automatically become non-cumulative immediately upon the effective date of an amendment to the Company’s articles of incorporation to eliminate the requirement that the Company’s preferred stock dividend be cumulative, and such amendment will be voted upon by the Company’s shareholders at their next annual meeting to be held in April 2007. During the non-cumulative dividend period, the Company will have no obligation to pay dividends that were undeclared and unpaid during the cumulative dividend period.

Shares of the Series A Preferred Stock have priority over the Company’s common stock with regard to the payment of dividends. As such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series A Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment.

On or after September 15, 2011, the Series A Preferred Stock will be redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.

The Company incurred $7.3 million of issuance costs paid to external parties in this transaction, which were recorded as a reduction in net proceeds and charged to additional paid in capital.

Note 9 – Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2006 and 2005 was calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2006	2005	2006	2005
Comprehensive income:
Net income	$535,588	$510,774	$1,611,117	$1,468,768
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	382,508	(147,525)	213,797	(132,921)
Change in unrealized gains (losses) on derivatives, net of taxes	19,736	(12,158)	26,052	(4,810)
Change related to supplemental retirement benefits, net of taxes	—	—	824	(940)

Total comprehensive income	$937,832	$351,091	$1,851,790	$1,330,097

The components of accumulated other comprehensive income were as follows:

(Dollars in thousands)	September 30 2006	December 31 2005
Unrealized net gain on available for sale securities	$1,185,614	$971,817
Unrealized net gain (loss) on derivative financial instruments	8,713	(17,339)
Supplemental retirement benefits	(15,563)	(16,387)

Total accumulated other comprehensive income	$1,178,764	$938,091

Note 10 – Earnings Per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 3,392 and 9.6 million related to stock options for the periods ended September 30, 2006 and 2005, respectively, were excluded from the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average

Notes to Consolidated Financial Statements (Unaudited)

diluted common shares outstanding for the three and nine months ended September 30, 2006 and 2005 is included in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2006	2005	2006	2005
Diluted
Net income	$535,588	$510,774	$1,611,117	$1,468,768

Average basic common shares	361,805	359,702	361,009	359,020
Effect of dilutive securities:
Stock options	2,256	2,553	2,128	2,836
Performance and restricted stock	1,060	1,599	1,185	1,691

Average diluted common shares	365,121	363,854	364,322	363,547

Earnings per average common share - diluted	$1.47	$1.40	$4.42	$4.04

Basic
Net income	$535,588	$510,774	$1,611,117	$1,468,768

Average basic common shares	361,805	359,702	361,009	359,020

Earnings per average common share - basic	$1.48	$1.42	$4.46	$4.09

Note 11 – Business Segment Reporting

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

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (brokerage and individual wealth management), Asset Management Advisors, and Institutional Investment Management and Administration. On September 29, 2006, the Company sold its Bond Trustee business unit, which was a part of the Wealth and Investment Management line of business. The sale was part of an effort by the Company to modify its business mix to focus on its high-growth core business lines and market segments. See Note 2, Acquisitions/Dispositions, for additional details.

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for

Notes to Consolidated Financial Statements (Unaudited)

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

The tables below disclose selected financial information for SunTrust’s reportable segments for the three and nine months ended September 30, 2006 and 2005.

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2006
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,246,940	$35,327,349	$24,162,242	$42,798,284	$8,948,786	$30,159,200	$1,858,120	$180,500,921
Average total liabilities	69,809,118	14,043,209	7,411,894	2,351,246	9,674,423	59,593,910	(44,721)	162,839,079
Average total equity	—	—	—	—	—	—	17,661,842	17,661,842

Net interest income	$589,126	$226,862	$45,645	$155,827	$92,358	($37,511)	$79,085	$1,151,392
Fully taxable-equivalent adjustment (FTE)	33	10,546	7,962	—	19	3,910	(2)	22,468

Net interest income (FTE)[1]	589,159	237,408	53,607	155,827	92,377	(33,601)	79,083	1,173,860
Provision for loan losses[2]	26,452	1,649	5,784	735	736	764	25,448	61,568

Net interest income after provision for loan losses	562,707	235,759	47,823	155,092	91,641	(34,365)	53,635	1,112,292
Noninterest income	271,024	65,858	145,214	98,169	355,347	(69,296)	(7,385)	858,931
Noninterest expense	535,359	156,314	108,620	153,511	259,166	(501)	(6,970)	1,205,499

Net income before taxes	298,372	145,303	84,417	99,750	187,822	(103,160)	53,220	765,724
Provision for income taxes[3]	108,722	36,612	31,689	34,308	69,959	(70,327)	19,173	230,136

Net income	$189,650	$108,691	$52,728	$65,442	$117,863	($32,833)	$34,047	$535,588

	Three Months Ended September 30, 2005
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,168,837	$33,246,681	$21,695,289	$34,094,174	$8,661,792	$32,475,410	$2,591,777	$169,933,960
Average total liabilities	65,967,934	13,550,321	7,371,070	2,155,330	9,778,556	54,449,121	(161,291)	153,111,041
Average total equity	—	—	—	—	—	—	16,822,919	16,822,919

Net interest income	$555,021	$219,475	$62,031	$139,565	$87,631	($632)	$93,570	$1,156,661
Fully taxable-equivalent adjustment (FTE)	22	9,748	5,530	—	16	3,765	—	19,081

Net interest income (FTE)[1]	555,043	229,223	67,561	139,565	87,647	3,133	93,570	1,175,742
Provision for loan losses[2]	36,446	15,479	17,977	2,928	1,885	1,996	(6,318)	70,393

Net interest income after provision for loan losses	518,597	213,744	49,584	136,637	85,762	1,137	99,888	1,105,349
Noninterest income	264,126	67,522	170,138	83,224	237,343	18,050	(8,005)	832,398
Noninterest expense	512,334	163,623	118,159	136,480	238,512	15,968	(8,005)	1,177,071

Net income before taxes	270,389	117,643	101,563	83,381	84,593	3,219	99,888	760,676
Provision for income taxes[3]	100,674	27,218	38,443	28,842	31,571	(11,125)	34,279	249,902

Net income	$169,715	$90,425	$63,120	$54,539	$53,022	$14,344	$65,609	$510,774

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the lines of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2006
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,890,083	$34,789,535	$23,793,117	$41,165,266	$8,902,517	$31,005,331	$2,085,826	$179,631,675
Average total liabilities	68,950,349	14,092,695	8,055,430	2,087,834	9,414,558	59,730,785	(41,577)	162,290,074
Average total equity	—	—	—	—	—	—	17,341,601	17,341,601

Net interest income	$1,788,093	$677,877	$158,096	$453,618	$276,337	($80,917)	$226,072	$3,499,176
Fully taxable -equivalent adjustment (FTE)	75	30,701	21,849	—	53	11,413	(2)	64,089

Net interest income (FTE)[1]	1,788,168	708,578	179,945	453,618	276,390	(69,504)	226,070	3,563,265
Provision for loan losses[2]	65,041	7,208	4,954	5,735	1,679	2,930	59,183	146,730

Net interest income after provision for loan losses	1,723,127	701,370	174,991	447,883	274,711	(72,434)	166,887	3,416,535
Noninterest income	795,912	202,625	463,023	318,837	845,939	(24,030)	(16,500)	2,585,806
Noninterest expense	1,599,347	473,186	339,246	447,327	775,976	26,041	(15,040)	3,646,083

Net income before taxes	919,692	430,809	298,768	319,393	344,674	(122,505)	165,427	2,356,258
Provision for income taxes[3]	336,701	105,466	112,018	110,906	128,218	(104,511)	56,343	745,141

Net income	$582,991	$325,343	$186,750	$208,487	$216,456	($17,994)	$109,084	$1,611,117

	Nine Months Ended September 30, 2005
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$36,444,314	$32,889,049	$20,607,067	$31,211,916	$8,469,582	$33,420,676	$2,457,913	$165,500,517
Average total liabilities	64,948,540	13,682,294	7,445,123	1,811,540	9,680,901	51,765,727	(242,158)	149,091,967
Average total equity	—	—	—	—	—	—	16,408,550	16,408,550

Net interest income	$1,614,641	$635,644	$176,850	$395,944	$247,758	$16,004	$305,089	$3,391,930
Fully taxable -equivalent adjustment (FTE)	58	28,203	15,790	—	48	11,367	1	55,467

Net interest income (FTE)[1]	1,614,699	663,847	192,640	395,944	247,806	27,371	305,090	3,447,397
Provision for loan losses[2]	98,682	18,302	17,256	6,810	3,038	4,841	(20,169)	128,760

Net interest income after provision for loan losses	1,516,017	645,545	175,384	389,134	244,768	22,530	325,259	3,318,637
Noninterest income	758,446	185,865	499,920	179,254	703,658	54,551	(24,573)	2,357,121
Noninterest expense	1,511,270	455,785	344,896	373,870	717,869	104,706	(24,594)	3,483,802

Net income before taxes	763,193	375,625	330,408	194,518	230,557	(27,625)	325,280	2,191,956
Provision for income taxes[3]	285,158	93,486	125,052	65,937	85,855	(47,463)	115,163	723,188

Net income	$478,035	$282,139	$205,356	$128,581	$144,702	$19,838	$210,117	$1,468,768

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the lines of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Off Balance Sheet Arrangements

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

Three Pillars has issued a subordinated note to a third party. The holder of this note absorbs the majority of Three Pillars’ expected losses. Therefore, the subordinated note investor is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of September 30, 2006 and December 31, 2005, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $5.8 billion and $4.7 billion, respectively, consisting primarily of secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $8.5 million and $7.0 million for the quarters ended September 30, 2006 and 2005, respectively and $22.9 million and $18.2 million for the nine months ended September 30, 2006 and 2005, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of September 30, 2006, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $7.9 billion and $686.8 million, respectively, compared to $7.2 billion and $707.1 million, respectively, as of December 31, 2005. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $767.9 million and $803.0 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, respectively. The Company’s maximum exposure to loss for these limited partner investments at September 30, 2006 totaled $332.7 million as compared to $357.9 million at December 31, 2005. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”), the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of September 30, 2006, which have characteristics as specified by FIN 45.

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

As of September 30, 2006 and December 31, 2005, the maximum potential amount of the Company’s obligation was $13.1 billion and $13.3 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $108.9 million and $113.8 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2006 and December 31, 2005, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $80.1 million and $163.0 million as of September 30, 2006 and December 31, 2005, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of September 30, 2006. If required, these contingent payments would be payable within the next three years.

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures is guaranteed to have a liquidation value equal to the sum of the issue price, $350.0 million, and a range of 7.8% to 9.3% per annum subject to reduction for any cash or property dividends paid to date. The yield is dependent on the nature of the exchange. As of September 30, 2006 and December 31, 2005, $527.1 million and $492.9 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance of the Series B Preferred Stock.

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their clients’ securities transactions and to hold clients’ accounts. Under their respective agreements, STIS and STCM agree to indemnify the clearing broker for losses that result from a client’s failure to fulfill their contractual obligations. Because the clearing broker’s right to charge STIS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse through cash or securities held in the defaulting clients’ accounts. For the nine months ended September 30, 2006, SunTrust experienced minimal net losses as a result of the indemnity. The clearing agreements for STIS and STCM expire in May 2010.

The Company has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The notional amount outstanding as of September 30, 2006 and December 31, 2005 was $463.6 million and $664.2 million, respectively. As of September 30, 2006, the notional amounts expire as follows: $113.0 million in 2006, $30.0 million in 2007, $87.0 million in 2008, $34.8 million in 2009, $84.3 million in 2010, and $114.5 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. In addition, there are certain purchased credit default swap contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company.

Note 14 – Concentrations of Credit Risk

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value.

Notes to Consolidated Financial Statements (Unaudited)

Concentrations of credit risk (whether on- or off-balance sheet) arising from financial instruments can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country.

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2006, the Company had $47.7 billion in residential real estate loans, representing 39.4% of total loans, and an additional $18.5 billion in commitments to extend credit on such loans. At December 31, 2005, the Company had $43.5 billion in residential real estate loans, representing 38.0% of total loans, and an additional $15.7 billion in commitments to extend credit on such loans. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans, which comprised approximately 40% and 30% of loans secured by residential real estate at September 30, 2006 and December 31, 2005. The risk in each loan type is mitigated and controlled by managing the timing of payment shock, private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $719.2 million and $412.8 million as of September 30, 2006 and December 31, 2005, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operates under five business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (“CIB”), Mortgage, and Wealth and Investment Management. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services. As of September 30, 2006, SunTrust had 1,699 full-service branches, including in-store branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,568 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the third quarter of 2006 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2005 Annual Report found on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2006 presentation. In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis, and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. During the second quarter of 2006, the net interest margin calculation was revised as a result of the Company segregating certain noninterest earning trading assets that had previously been included with interest earning trading assets. All prior periods presented were restated to reflect this refinement. Management believes this refined method to be a more reflective measure of net interest margin due to the interest earning nature of these assets.

The Company presents diluted earnings per share and the efficiency ratio excluding merger expense related to the NCF acquisition. The Company believes the exclusion of the merger charges, which represent incremental costs to integrate National Commerce Financial’s (“NCF”) operations, results in a more accurate reflection of normalized operations. In its line of business presentation, the Company reports net income excluding the Receivables Capital Management (“RCM”) divestiture, and net income and noninterest income excluding the net gain on the sale of the Bond Trustee business. The Company believes net income and noninterest income without the impact of the RCM divestiture and the gain on the sale of the Bond Trustee business is more indicative of normalized operations for the lines of business. Additionally, the Company presents a return on average realized common shareholders’ equity, as well as a return on average common shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains and a return on average total assets (“ROA”). The return on average realized common shareholders’ equity and return on average assets less net unrealized securities gains exclude realized securities gains and losses, The Coca-Cola Company dividend, and net unrealized securities gains. Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.2 billion as of September 30, 2006, the Company believes ROA and ROE excluding these impacts from the Company’s securities portfolio is the more comparative performance measure when being evaluated against other companies. The Company provides reconcilements on pages 32 through 34 for all non accounting principles generally accepted in the United States (“US GAAP”) financial measures.

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

Such statements are based upon the current beliefs and expectations of SunTrust’s management and on information currently available to management. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements speak as of the date hereof, and SunTrust does not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the Company’s 2005 Annual Report on Form 10-K, in the Company’s Quarterly Reports on Form 10-Q (including this Quarterly Report, at Part II, Item 1A,) and in the Current Reports filed on Form 8-K with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov). Those factors include: changes in general business or economic conditions, including customers’ ability to repay debt obligations, could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenues and expenses, the value of assets and obligations, costs of capital, or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; significant changes in securities markets or markets for commercial or residential real estate could harm our revenues and profitability; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; customers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking, which subjects us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business; we rely on other companies for key components of our business infrastructure; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenues, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing profit margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries accounts for most of our revenues and could affect our liquidity and ability to pay dividends; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel without whom our operations may suffer; we may be unable to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and methods are key to how we report financial condition and results of operations, and may require management to make estimates about matters that are uncertain; our stock price can be volatile; and our disclosure controls and procedures may fail to prevent or detect all errors or acts of fraud.

EARNINGS OVERVIEW

SunTrust reported earnings of $535.6 million for the third quarter of 2006, an increase of $24.8 million, or 4.9%, compared to the same period of the prior year. Diluted earnings per average common share were $1.47 and $1.40 for the three months ended September 30, 2006 and 2005, respectively. Diluted earnings per average common share excluding merger expense, share excluding merger expense, which excluded $7.5 million of after-tax merger charges for the third quarter of 2005, were $1.42 for the third quarter of 2005. Net income for the first nine months of 2006 was $1,611.1 million, an increase of $142.3 million, or 9.7%, compared to the same period of the prior year. Diluted earnings per average common share were $4.42 and $4.04 for the nine months ended September 30, 2006 and 2005, respectively. Diluted earnings per average common share excluding merger expense, which excluded $57.1 million of after-tax merger charges, were $4.20 for the first nine months of 2005.

Net interest income was $1,173.9 million for the third quarter of 2006, a decrease of $1.8 million, or 0.2%, from the third quarter of 2005. The lack of growth was mainly the result of the flat to inverted yield curve that has persisted over the quarter, as well as the continued shift in deposit mix away from lower-cost deposit products to certificates of deposit. Average loans increased $9.9 billion, or 9.0%, and average loans held for sale increased $2.5 billion, or 28.6%, from the third quarter of 2005. The net interest margin decreased 21 basis points from the third quarter of 2005 to the third quarter of 2006 primarily due to higher short-term borrowing costs and tighter spreads resulting from the continued flat to inverted yield curve. An overall decline in low cost deposits, as well as a shift in deposit mix to higher cost certificate of deposits also contributed to the decline.

Net interest income for the nine months ended September 30, 2006 was $3,563.3 million, an increase of $115.9 million, or 3.4%, from the same period of the prior year, due primarily to strong growth in loans. The net interest margin decreased 17 basis points from the first nine months of 2005 to the first nine months of 2006 due to the same factors that impacted the quarter over quarter decline described above.

Provision for loan losses was $61.6 million in the third quarter of 2006, a decrease of $8.8 million, or 12.5%, from the same period of the prior year. The provision for loan losses was $25.4 million greater than net charge-offs for the third quarter of 2006, resulting in a corresponding increase to the allowance for loan and lease losses (“ALLL”). This increase was primarily due to an increase in specific reserves driven by recognition of a specific reserve on an approximate $200 million commercial loan during the third quarter of 2006. Annualized net charge-offs to average loans were 0.12% for the third quarter of 2006 compared to 0.27% for the same period last year. For the nine months ended September 30, 2006, the provision for loan losses was $146.7 million, an increase of $18.0 million, or 14.0%, from the same period of the prior year. The increase in the provision was primarily attributable to significant loan growth and the recognition of a specific reserve for the large nonaccrual commercial loan.

Total noninterest income was $858.9 million for the third quarter of 2006, an increase of $26.5 million, or 3.2%, from the same period of the prior year. A significant portion of the noninterest income growth resulted from the $112.8 million net gain on the sale of the Bond Trustee business. The Company also restructured a portion of the investment portfolio in the third quarter of 2006 that accounted for substantially all of the $91.8 million in net securities losses for the quarter. Growth in card fees, trust and investment management income and retail investment services income was offset primarily by declines in trading account profits and commissions, investment banking income, other charges and fees and service charges on deposit accounts. The increase in mortgage servicing related income experienced during the third quarter was an indication of the increased income created from a larger servicing portfolio and the realization of the value embedded in the mortgage servicing rights through the sale of a portion of the servicing rights that resulted in a $23.9 million gain.

For the first nine months of 2006, noninterest income was $2,585.8 million, up $228.7 million, or 9.7%, from $2,357.1 million for the same period in 2005. Aside from the quarter over quarter aforementioned net gain on the sale of the Bond Trustee business and securities losses incurred by the investment portfolio restructuring, the increase was driven mainly by mortgage-related income, card fees, trust and investment management income and retail investment services income. These increases were partially offset by lower capital markets revenue.

Total noninterest expense was $1,205.5 million for the third quarter of 2006, an increase of $28.4 million, or 2.4%, from the same period of the prior year. The increase was primarily attributed to increased personnel expense, higher net occupancy expense, and outside processing and software. These increases reflect certain investments in revenue producing divisions of the Company, including the addition of offices and employees and investment in the infrastructure of the organization to gain greater efficiencies in the future. These increases were offset by lower amortization of intangible assets, a $25.7 million impairment charge on Affordable Housing properties in the third quarter of 2005, and the absence of merger expense in the third quarter of 2006 compared to $12.1 million incurred during the third quarter of 2005.

For the first nine months of 2006, noninterest expense was $3,646.1 million, up $162.3 million, or 4.7%, from $3,483.8 million for the same period in 2005. The factors causing this increase were similar to those noted in the quarter over quarter discussion above. Additionally, there was an increase in marketing and customer development expense resulting from the Company’s marketing campaigns focusing on customer acquisition and deposit promotion, and consulting expense primarily related to consulting costs for the Company’s risk management process initiatives. Offsetting these increases was the absence of merger expense for the first nine months of 2006 compared to $92.1 million incurred during the first nine months of 2005.

Selected Quarterly Financial Data	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data) (Unaudited)	2006	2005	2006	2005
Summary of Operations
Interest and dividend income	$2,525.5	$1,996.7	$7,227.3	$5,556.0
Interest expense	1,374.1	840.0	3,728.1	2,164.0

Net interest income	1,151.4	1,156.7	3,499.2	3,392.0
Provision for loan losses	61.6	70.4	146.7	128.8

Net interest income after provision for loan losses	1,089.8	1,086.3	3,352.5	3,263.2
Noninterest income	858.9	832.4	2,585.8	2,357.1
Noninterest expense	1,205.5	1,177.1	3,646.1	3,483.8

Income before provision for income taxes	743.2	741.6	2,292.2	2,136.5
Provision for income taxes	207.6	230.8	681.1	667.7

Net income	$535.6	$510.8	$1,611.1	$1,468.8

Net interest income-FTE	$1,173.9	$1,175.7	$3,563.3	$3,447.4
Total revenue - FTE	2,032.8	2,008.1	6,149.1	5,804.5

Per Average Common Share
Diluted earnings	$1.47	$1.40	$4.42	$4.04
Diluted earnings excluding merger expense	1.47	1.42	4.42	4.20
Basic	1.48	1.42	4.46	4.09
Dividends declared	0.61	0.55	1.83	1.65
Book value	49.71	46.28
Market price:
High	81.59	75.77	81.59	75.77
Low	75.11	68.85	69.68	68.85
Close	77.28	69.45	77.28	69.45

Selected Average Balances
Total assets	$180,500.9	$169,934.0	$179,631.7	$165,500.5
Earning assets	158,914.7	148,552.6	157,860.4	144,331.3
Loans	120,742.0	110,818.4	119,066.0	107,028.2
Consumer and commercial deposits	97,642.5	94,075.7	96,711.0	92,714.1
Brokered and foreign deposits	27,958.3	17,969.2	26,613.6	15,717.5
Total shareholders’ equity	17,661.8	16,822.9	17,341.6	16,408.5
Total average shareholders’ equity to average assets	9.78%	9.90%	9.65%	9.91%
Average common shares - diluted (thousands)	365,121	363,854	364,322	363,547
Average common shares - basic (thousands)	361,805	359,702	361,009	359,020

Financial Ratios (Annualized)
Return on average total assets	1.18%	1.19%	1.20%	1.19%
Return on average assets less net unrealized securities gains	1.28	1.18	1.22	1.18
Return on average common shareholders’ equity	12.10	12.05	12.45	11.97
Return on average realized common shareholders’ equity	13.73	12.81	13.24	12.68
Net interest margin	2.93	3.14	3.02	3.19
Efficiency ratio	59.30	58.62	59.29	60.02
Efficiency ratio excluding merger expense	59.30	58.01	59.29	58.43
Tangible efficiency ratio	58.03	57.13	58.01	58.45
Tangible equity to tangible assets	6.42	5.68

Capital Adequacy
Tier 1 capital ratio	7.70	7.03
Total capital ratio	11.07	10.66
Tier 1 leverage ratio	7.27	6.64

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data) (Unaudited)	2006	2005	2006	2005
Reconcilement of Non US GAAP Financial Measures
Net income	$535.6	$510.8	$1,611.1	$1,468.8
Securities (gains)/losses, net of tax	56.9	1.3	53.2	4.8

Net income excluding net securities (gains)/losses	592.5	512.1	1,664.3	1,473.6
The Coca-Cola Company dividend, net of tax	(13.3)	(12.0)	(40.0)	(36.0)

Net income excluding net securities (gains)/losses and The Coca-Cola Company dividend	$579.2	$500.1	$1,624.3	$1,437.6

Net income	$535.6	$510.8	$1,611.1	$1,468.8
Merger expense, net of tax	—	7.5	—	57.1

Net income excluding merger expense	$535.6	$518.3	$1,611.1	$1,525.9

Net income - Corporate and Investment Banking			$186.7	$205.3
RCM divestiture, net of tax			—	(15.7)

Net income excluding RCM divestiture - Corporate and Investment Banking			$186.7	$189.6

Net income - Wealth and Investment Management	$117.8	$53.0	$216.4	$144.7
Net gain on sale of Bond Trustee business, net of tax	(69.9)	—	(69.9)	—

Net income excluding net gain on sale of Bond Trustee business - Wealth and Investment Management	$47.9	$53.0	$146.5	$144.7

Noninterest income - Wealth and Investment Management	$355.3	$237.3	$845.9	$703.6
Net gain on sale of Bond Trustee business	(112.8)	—	(112.8)	—

Noninterest income excluding net gain on sale of Bond Trustee business - Wealth and Investment Management	$242.5	$237.3	$733.1	$703.6

Noninterest expense	$1,205.5	$1,177.1	$3,646.1	$3,483.8
Merger expense	—	(12.1)	—	(92.1)

Noninterest expense excluding merger expense	$1,205.5	$1,165.0	$3,646.1	$3,391.7

Diluted earnings per average common share	$1.47	$1.40	$4.42	$4.04
Impact of excluding merger expense	—	0.02	—	0.16

Diluted earnings per average common share excluding merger expense	$1.47	$1.42	$4.42	$4.20

Efficiency ratio	59.30%	58.62%	59.29%	60.02%
Impact of excluding merger expense	—	(0.61)	—	(1.59)

Efficiency ratio excluding merger expense	59.30%	58.01%	59.29%	58.43%

Total average assets	$180,500.9	$169,934.0	$179,631.7	$165,500.5
Average net unrealized securities gains	(1,374.6)	(2,102.2)	(1,504.3)	(1,975.8)

Average assets less net unrealized securities gains	$179,126.3	$167,831.8	$178,127.4	$163,524.7

Total average common equity	$17,558.6	$16,822.9	$17,306.8	$16,408.5
Average accumulated other comprehensive income	(821.3)	(1,331.1)	(899.8)	(1,252.1)

Total average realized common equity	$16,737.3	$15,491.8	$16,407.0	$15,156.4

Return on average total assets	1.18%	1.19%	1.20%	1.19%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	0.10	(0.01)	0.02	(0.01)

Return on average total assets less net unrealized securities gains [1]	1.28%	1.18%	1.22%	1.18%

Return on average common shareholders’ equity	12.10%	12.05%	12.45%	11.97%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	1.63	0.76	0.79	0.71

Return on average realized common shareholders’ equity [2]	13.73%	12.81%	13.24%	12.68%

[1]	Computed by dividing annualized net income, excluding tax effected net securities gains/losses and The Coca-Cola Company dividend, by average assets less net unrealized gains/losses on securities.
[2]

Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and The Coca-Cola Company dividend, by average realized common shareholders’ equity.

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2006	2005	2006	2005
Reconcilement of Non US GAAP Financial Measures
Net interest income	$1,151.4	$1,156.7	$3,499.2	$3,391.9
FTE adjustment	22.5	19.0	64.1	55.5

Net interest income - FTE	1,173.9	1,175.7	3,563.3	3,447.4
Noninterest income	858.9	832.4	2,585.8	2,357.1

Total revenue - FTE	2,032.8	2,008.1	6,149.1	5,804.5
Securities (gains)/losses	91.8	2.1	85.9	7.8

Total revenue excluding securities (gains)/losses	$2,124.6	$2,010.2	$6,235.0	$5,812.3

	As of September 30
(Dollars in thousands) (Unaudited)	2006	2005
Total shareholders’ equity	$18,589,307	$16,717,750
Goodwill	(6,903,001)	(6,841,631)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,120,102)	(1,112,873)
Mortgage servicing rights	724,323	613,467

Tangible equity	$11,290,527	$9,376,713

Total assets	$183,104,553	$172,416,096
Goodwill	(6,903,001)	(6,841,631)
Other intangible assets including MSRs	(1,120,102)	(1,112,873)
Mortgage servicing rights	724,323	613,467

Tangible assets	$175,805,773	$165,075,059

Tangible equity to tangible assets	6.42%	5.68%

CONSOLIDATED FINANCIAL PERFORMANCE

Net Interest Income/Margin

Net interest income was $1,173.9 million for the third quarter of 2006, a decrease of $1.8 million, or 0.2%, from the third quarter of 2005. The decrease in net interest income was primarily the result of the flat to inverted yield curve and the 4.5% decline in low cost consumer and commercial deposits which were replaced with higher costs deposits and wholesale funding.

The net interest margin decreased 21 basis points from 3.14% in the third quarter of 2005 to 2.93% in the third quarter of 2006 due to spread compression from the continued flat to inverted yield curve. An overall decline in low cost deposits, as well as a shift in the deposit mix to higher cost certificates of deposit also contributed to the decrease. Continuation or acceleration of this trend in customer preferences for higher yielding deposits and a prolonged flat to inverted yield curve, or other external factors, could have a negative impact on net interest margin in future periods. The Company has incorporated initiatives to mitigate further margin compression with an emphasis on growing lower cost deposits. The earning asset yield for the third quarter of 2006 increased 98 basis points from the third quarter of 2005. Loan yield increased 100 basis points and securities available for sale yield increased 51 basis points from the prior year. In the third quarter of 2006, the total interest-bearing liability costs increased 138 basis points from the third quarter of 2005.

While both short-term and long-term interest rates have risen for the last year, the yield curve has flattened considerably. The Federal Reserve Bank Fed Funds rate averaged 5.25% for the third quarter of 2006, an increase of 182 basis points over the third quarter of 2005 average, and one-month LIBOR increased 175 basis points to average 5.35% in the third quarter of 2006. In contrast, the five-year swap rate averaged 5.35%, an increase of 89 basis points over the third quarter of 2005 average, and the ten-year swap rate increased 81 basis points over the same time period to an average rate of 5.45%. As a result, incremental asset growth, in particular mortgage loans and mortgage loans held for sale, has been funded at tighter spreads due to higher short-term borrowing costs.

Average earning assets were up $10.4 billion, or 7.0%, and average interest-bearing liabilities increased $10.5 billion, or 8.6%, for the third quarter of 2006 versus the third quarter of 2005. Average loans increased $9.9 billion, or 9.0%, average securities available for sale decreased $2.1 billion, or 8.1%, and average loans held for sale increased $2.5 billion, or 28.6%, in the third quarter of 2006 compared to the third quarter of 2005. The decline in securities available for sale was a result of the third quarter repositioning initiative to improve the portfolio yield and de-lever the balance sheet by reducing wholesale funding. Further details of the portfolio repositioning are provided in the “Securities Available for Sale” section beginning on page 41.

The Company continued to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Campaigns to attract client deposits were implemented in 2005 and continued in the third quarter of 2006 as evidenced by the $3.6 billion increase in average consumer and commercial deposits compared to the third quarter of 2005. The net growth in consumer and commercial deposits was entirely in certificates of deposit as consumers have focused on higher paying deposits in the current rate environment. Low cost deposits (noninterest-bearing deposits, NOW accounts, and savings) declined $2.1 billion from third quarter of 2005. The decline was primarily due to lower cost deposits migrating to higher cost certificates of deposits as well as customers seeking alternative investments offered by the Company such as off balance sheet money market mutual funds.

For the first nine months of 2006, net interest income was $3,563.3 million, an increase of $115.9 million or 3.4%. The primary contributors to the growth were strong growth in loans and loans held for sale, partially offset by a decline in net interest margin. The net interest margin was 3.02% for the first nine months of 2006, a decline of 17 basis points from the same period a year ago. Short-term rates on a nine month basis increased more rapidly than long-term rates. Specifically, one-month LIBOR increased 187 basis points and the five-year swap rate increased only 94 basis points. As a result, the incremental asset growth was funded at tighter spreads due to higher short-term borrowing costs. The earning asset yield for the first nine months increased 98 basis points over the first nine months of 2005. The loan yield improved 102 basis points and securities available for sale increased 41 basis points. The cost of interest-bearing liabilities rose 136 basis points due to repricing of consumer and commercial interest-bearing deposits, a shift in deposit mix, and the increased cost of short-term funding.

Earning assets increased $13.5 billion, or 9.4%, while interest-bearing liabilities grew $12.5 billion, or 10.5%. The benefits of strong asset growth were offset by the continued shift in deposit mix away from lower cost deposit products to higher yielding certificates of deposit.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact on net interest margin of one basis point for both the first nine months of 2006 and the first nine months of 2005. Table 2 – Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid contains more detailed information concerning average loans, yields and rates paid.

Consolidated Daily Average Balances, Income/Expense	Table 2
and Average Yields Earned and Rates Paid

	Three Months Ended
	September 30, 2006			September 30, 2005
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$33,875.7	$519.4	6.13%	$28,250.5	$388.4	5.50%
Real estate construction	12,805.6	247.5	7.67	9,515.7	152.6	6.36
Real estate home equity lines	13,626.3	270.2	7.87	12,648.6	195.7	6.14
Real estate commercial	12,808.6	223.4	6.92	12,872.0	193.0	5.95
Commercial - FTE[1]	34,306.9	542.1	6.27	32,601.7	428.7	5.22
Business credit card	323.8	5.0	6.14	223.5	3.8	6.89
Consumer - direct	4,206.9	76.7	7.23	5,173.0	76.7	5.88
Consumer - indirect	8,339.1	121.5	5.78	9,179.8	124.9	5.40
Nonaccrual and restructured	449.1	4.4	3.87	353.6	3.8	4.25

Total loans[1]	120,742.0	2,010.2	6.61	110,818.4	1,567.6	5.61
Securities available for sale:[1]
Taxable	23,027.9	286.9	4.98	25,252.1	281.6	4.46
Tax-exempt - FTE[1]	968.7	14.1	5.84	872.2	12.9	5.91

Total securities available for sale - FTE[1]	23,996.6	301.0	5.02	26,124.3	294.5	4.51
Funds sold and securities purchased under agreements to resell	1,084.1	14.3	5.16	1,391.8	11.9	3.35
Loans held for sale	11,026.4	188.0	6.82	8,571.5	123.0	5.74
Interest-bearing deposits	25.8	0.3	5.04	18.5	0.2	3.72
Interest earning trading assets[3]	2,039.8	34.2	6.64	1,628.1	18.6	4.52

Total earning assets	158,914.7	2,548.0	6.36	148,552.6	2,015.8	5.38
Allowance for loan and lease losses	(1,070.8)			(1,036.5)
Cash and due from banks	3,705.8			4,226.8
Premises and equipment	1,925.7			1,842.6
Other assets	14,702.1			13,517.1
Noninterest earning trading assets[3]	948.8			729.2
Unrealized gains on securities available for sale	1,374.6			2,102.2

Total assets	$180,500.9			$169,934.0

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$16,596.2	$78.1	1.87%	$16,853.1	$44.3	1.04%
Money market accounts	24,267.0	171.4	2.80	26,299.7	125.5	1.89
Savings	5,591.2	24.1	1.71	5,865.1	13.6	0.92
Consumer time	16,402.5	169.8	4.11	12,419.3	91.7	2.93
Other time	11,852.2	138.1	4.62	8,117.1	67.5	3.30

Total interest-bearing consumer and commercial deposits	74,709.1	581.5	3.09	69,554.3	342.6	1.95
Brokered deposits	18,420.7	246.1	5.23	10,940.4	94.6	3.38
Foreign deposits	9,537.6	128.5	5.27	7,028.8	61.5	3.42

Total interest-bearing deposits	102,667.4	956.1	3.69	87,523.5	498.7	2.26
Funds purchased	4,206.7	56.2	5.23	3,468.1	30.3	3.41
Securities sold under agreements to repurchase	7,146.3	86.0	4.71	6,671.1	51.7	3.03
Other short-term borrowings	1,001.3	16.9	6.70	2,625.9	24.9	3.76
Long-term debt	17,735.2	258.9	5.79	21,929.4	234.5	4.24

Total interest-bearing liabilities	132,756.9	1,374.1	4.11	122,218.0	840.1	2.73
Noninterest-bearing deposits	22,933.4			24,521.5
Other liabilities	7,148.8			6,371.6
Shareholders’ equity	17,661.8			16,822.9

Total liabilities and shareholders’ equity	$180,500.9			$169,934.0

Interest Rate Spread			2.25%			2.65%

Net Interest Income - FTE [1,2]		$1,173.9			$1,175.7

Net Interest Margin[3]			2.93%			3.14%

[1]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $22.5 million and $19.0 million in the quarters ended September 30, 2006 and September 30, 2005, respectively.

[2]

Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income $37.5 million and increased net interest income $24.2 million in the quarters ended September 30, 2006 and September 30, 2005, respectively.

[3]

The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets. During the second quarter of 2006, the net interest margin calculation was revised as a result of the Company segregating certain noninterest earning trading assets that had previously been included with interest earning trading assets. All prior periods presented were restated to reflect this refinement. Management believes this refined method to be a more reflective measure of net interest margin due to the interest earning nature of these assets.

Consolidated Daily Average Balances, Income/Expense	Table 2
and Average Yields Earned and Rates Paid, continued

	Nine Months Ended
	September 30, 2006			September 30, 2005
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$33,246.6	$1,490.8	5.98%	$25,987.8	$1,036.7	5.32%
Real estate construction	12,040.7	669.5	7.43	9,444.2	425.0	6.02
Real estate home equity lines	13,512.1	758.9	7.51	12,122.9	522.2	5.76
Real estate commercial	12,810.0	643.4	6.71	11,553.4	489.7	5.67
Commercial - FTE[1]	33,792.7	1,541.6	6.10	32,803.4	1,222.2	4.98
Business credit card	303.1	13.9	6.13	211.5	10.7	6.74
Consumer - direct	4,577.0	236.8	6.92	5,775.8	252.5	5.85
Consumer - indirect	8,425.2	353.8	5.61	8,811.3	354.7	5.38
Nonaccrual and restructured	358.6	11.6	4.33	317.9	9.7	4.08

Total loans[1]	119,066.0	5,720.3	6.42	107,028.2	4,323.4	5.40
Securities available for sale:[1]
Taxable	23,855.7	864.8	4.83	26,081.0	863.2	4.41
Tax-exempt - FTE[1]	939.8	41.2	5.85	855.5	38.4	5.98

Total securities available for sale - FTE[1]	24,795.5	906.0	4.87	26,936.5	901.6	4.46
Funds sold and securities purchased under agreements to resell	1,152.6	41.5	4.74	1,518.1	32.8	2.85
Loans held for sale	10,770.5	529.6	6.56	7,257.2	304.9	5.60
Interest-bearing deposits	114.5	3.0	3.58	22.6	0.5	3.24
Interest earning trading assets[3]	1,961.3	91.0	6.20	1,568.7	48.2	4.11

Total earning assets	157,860.4	7,291.4	6.18	144,331.3	5,611.4	5.20
Allowance for loan and lease losses	(1,053.0)			(1,044.2)
Cash and due from banks	3,885.9			4,301.3
Premises and equipment	1,901.8			1,851.1
Other assets	14,589.3			13,321.6
Noninterest earning trading assets[3]	943.0			763.6
Unrealized gains on securities available for sale	1,504.3			1,975.8

Total assets	$179,631.7			$165,500.5

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$16,801.0	$205.6	1.64%	$17,281.9	$116.7	0.90%
Money market accounts	24,990.6	481.4	2.58	25,518.9	310.3	1.63
Savings	5,348.9	55.4	1.39	6,605.5	43.3	0.88
Consumer time	15,265.4	433.8	3.80	12,288.8	248.0	2.70
Other time	10,745.3	344.6	4.29	6,831.3	156.6	3.06

Total interest-bearing consumer and commercial deposits	73,151.2	1,520.8	2.78	68,526.4	874.9	1.71
Brokered deposits	17,197.8	637.5	4.89	9,010.7	211.6	3.10
Foreign deposits	9,415.8	347.7	4.87	6,706.9	145.3	2.86

Total interest-bearing deposits	99,764.8	2,506.0	3.36	84,244.0	1,231.8	1.95
Funds purchased	4,195.5	154.2	4.85	3,600.5	80.7	2.95
Securities sold under agreements to repurchase	7,066.2	233.8	4.36	6,439.9	125.5	2.57
Other short-term borrowings	1,370.3	60.1	5.87	2,617.2	64.2	3.28
Long-term debt	18,852.2	774.0	5.49	21,890.5	661.8	4.04

Total interest-bearing liabilities	131,249.0	3,728.1	3.80	118,792.1	2,164.0	2.44
Noninterest-bearing deposits	23,559.8			24,187.7
Other liabilities	7,481.3			6,112.2
Shareholders’ equity	17,341.6			16,408.5

Total liabilities and shareholders’ equity	$179,631.7			$165,500.5

Interest Rate Spread			2.38%			2.76%

Net Interest Income - FTE [1,2]		$3,563.3			$3,447.4

Net Interest Margin[3]			3.02%			3.19%

[1]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $64.1 million and $55.5 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

[2]

Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income $69.6 million and increased net interest income $93.1 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

[3]

The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets. During the second quarter of 2006, the net interest margin calculation was revised as a result of the Company segregating certain noninterest earning trading assets that had previously been included with interest earning trading assets. All prior periods presented were restated to reflect this refinement. Management believes this refined method to be a more reflective measure of net interest margin due to the interest earning nature of these assets.

Noninterest Income

Noninterest income increased $26.5 million, or 3.2%, from the third quarter of 2005 to the third quarter of 2006 and increased $228.7 million, or 9.7%, from the first nine months of 2005 to the first nine months of 2006. Positively impacting noninterest income were increases in trust and investment management income, retail investment services, card fees, and the $112.8 million net gain on the sale of Bond Trustee business. Net securities losses increased $89.7 million from the third quarter of 2005. On a year to date basis, net securities losses increased $78.1 million. The third quarter 2006 securities losses were attributable to restructuring a portion of the investment portfolio. Further details of the portfolio repositioning are provided in the “Securities Available for Sale” section beginning on page 41. The sale of Receivables Capital Management in 2005 resulted in a net gain of $23.4 million on a year to date basis and a $3.5 million net gain for the third quarter of 2005.

Trust and investment management income increased $4.9 million, or 2.9%, compared to the third quarter of 2005. On a year to date basis, trust and investment management income increased $16.8 million, or 3.4%. An overall increase in assets under management and improved market conditions resulted in higher income. Assets under management increased 3.7% from September 30, 2005 due to new business and an increase in equity market valuations.

Retail investment services increased $3.2 million, or 6.3%, compared to the third quarter of 2005. Compared to the first nine months of 2005, retail investment income increased $9.0 million, or 5.6%. The quarterly and year to date increases were attributable to improvements in annuity, managed account and new business revenues.

Combined investment banking income and trading account profits and commissions, SunTrust’s capital markets revenue sources, decreased $27.5 million, or 28.9%, compared to the third quarter of 2005. On a year to date basis, the combined income decreased $11.7 million, or 4.3%. The decline was due to typical cyclicality and uncertainty surrounding the closing of capital markets and investment banking transactions and negative interest rate related marks on economic hedges on warehouse loans pending sale or securitization.

Card fees, which include fees from business credit cards and debit card fees from consumers and businesses, increased $12.0 million, or 22.7%, compared to the third quarter of 2005. On a year to date basis, card fees increased $30.4 million, or 19.8%. The increase on a quarterly and year to date basis was primarily due to an increase in interchange fee income due to increased transaction volume. The higher transaction volumes were due to increased debit card penetration (number of account holders who have debit cards) which continued to trend upward as consumers increased the use of this form of payment.

Combined mortgage related income increased $15.9 million, or 22.5%, from the third quarter of 2005. Compared to the first nine months of 2005, mortgage related income increased $144.3 million, or 104.3%. Mortgage production income decreased $15.5 million compared to the third quarter of 2005 and increased $59.9 million compared to the first nine months of 2005. The decrease on a quarterly basis was primarily due to lower loan production and narrower margins on the sale of loans partially offset by increased secondary marketing loan deliveries. The increase on a year to date basis was driven by higher loan production and increased secondary marketing loan deliveries. Loan production of $13.7 billion was down $1.0 billion, or 6.5%, from the third quarter of 2005 and up $5.8 billion, or 16.7%, from the first nine months of 2005. Loan sales were up $1.9 billion, or 24.2%, for the third quarter of 2006, and up $10.6 billion, or 52.3%, for the first nine months of 2006. Mortgage servicing income increased $31.4 million compared to the third quarter of 2005. On a year to date basis, mortgage servicing income increased $84.4 million. The increase on a quarterly and year to date basis was primarily due to a larger servicing portfolio and the realization of the value embedded in mortgage servicing rights through the securitization and/or sale of a portion of the servicing rights. The sale/securitization of servicing rights resulted in a gain of $23.9 million for the third quarter of 2006 and a gain of $66.0 million for the first nine months of 2006. Total loans serviced for others were $83.1 billion and $64.5 billion as of September 30, 2006 and 2005, respectively.

Other income increased $6.4 million, or 8.6%, compared to the third quarter of 2005. Contributing to the quarterly increase was a $5.0 million increase in gains on the sales of student loans. On a year to date basis, other noninterest income increased $33.5 million, or 17.0%, primarily due to increased Affordable Housing revenue due to an increase in the number of properties owned. Also contributing to the increase were several miscellaneous gains from the first nine months of 2006: a $4.4 million gain related to the conversion of SunTrust’s membership in the New York Stock Exchange into equity securities; a $3.6 million net gain on the sale of First Market; and a $3.8 million gain from proceeds related to MasterCard’s initial public offering.

Noninterest Income	Table 3

	Three Months Ended September 30		% Change[1]	Nine Months Ended September 30		% Change[1]
(Dollars in millions) (Unaudited)	2006	2005		2006	2005
Service charges on deposit accounts	$194.3	$198.3	(2.1)	$572.1	$575.7	(0.6)
Trust and investment management income	173.7	168.8	2.9	517.6	500.8	3.4
Retail investment services	55.5	52.3	6.3	169.0	160.0	5.6
Other charges and fees	113.3	117.3	(3.4)	339.7	341.0	(0.4)
Card fees	64.9	52.9	22.7	183.5	153.1	19.8
Mortgage production related income	50.3	65.8	(23.5)	170.0	110.1	54.4
Mortgage servicing related income	36.6	5.2	NM	112.7	28.3	NM
Investment banking income	47.0	53.1	(11.4)	159.3	156.8	1.6
Trading account profits and commissions	20.4	41.8	(51.2)	103.5	117.7	(12.1)
Net gain on sale of Bond Trustee business	112.8	—	100.0	112.8	—	100.0
Net gain on sale of RCM assets	—	3.5	(100.0)	—	23.4	(100.0)
Securities gains/(losses), net	(91.8)	(2.1)	NM	(85.9)	(7.8)	NM
Other income	81.9	75.5	8.6	231.5	198.0	17.0

Total noninterest income	$858.9	$832.4	3.2	$2,585.8	$2,357.1	9.7

[1]	NM - Any change over 100 percent is labeled as “NM”. Those changes over 100 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased $28.4 million, or 2.4%, compared to the third quarter of 2005. Compared to the third quarter of 2005, total personnel expense increased $42.0 million, or 6.6%. The increase was primarily due to merit increases, contract programming, higher pension expense, and increased headcount; offset by lower revenue based incentive costs. Headcount increased from 33,013 as of September 30, 2005, to 34,293 as of September 30, 2006 primarily due to increased revenue generating headcount in the Mortgage and Retail lines of business. The decrease in incentives was primarily due to a decrease in commission and performance based incentive costs in the CIB, Retail, and Mortgage lines of business.

Noninterest expense increased $162.3 million, or 4.7%, compared to the first nine months of 2005. Total personnel expense increased $178.0 million, or 9.4%, due to the same drivers as the quarter over quarter increase with the exception of higher commission and performance based incentive costs on a year to date basis.

Net occupancy expense increased $6.1 million, or 7.7%, compared to the third quarter of 2005 and increased $19.5 million, or 8.5%, compared to the first nine months of 2005. These increases were driven by higher rent related to new offices and branches, higher leasehold improvements, and utility costs.

Outside processing and software increased $5.7 million, or 6.2%, compared to the third quarter of 2005 and increased $26.9 million, or 10.2%, compared to the first nine months of 2005. The increase for the three months and nine months ended September 30, 2006 was mainly due to higher processing costs associated with higher transaction volumes and higher software maintenance costs.

Marketing and customer development expense decreased $2.8 million, or 7.0%, compared to the third quarter of 2005, and increased $21.4 million, or 20.1%, compared to the first nine months of 2005. The decrease compared to the third quarter of 2005 was primarily related to the timing of various marketing initiatives. For the nine months ended September 30, 2006, the increase was primarily due to the Company’s marketing campaigns focusing on customer acquisition and deposit promotion.

Consulting and legal expense decreased $0.3 million, or 1.1%, for the third quarter of 2006 compared to the third quarter of 2005, and increased $13.0 million, or 18.2%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was due to higher consulting expense primarily attributable to initiatives undertaken to enhance the Company’s risk management processes. Amortization of intangible assets decreased $3.9 million, or 13.3%, compared to the third quarter of 2005 and decreased $11.9 million, or 13.1%, compared to the first nine months of 2005 due to lower core deposit intangible amortization.

Noninterest expense was further impacted by a $5.1 million, or 24.3%, increase in credit and collection services primarily due to higher loan closing costs from increased loan volumes. Compared to the first nine months of 2005, credit and collection services increased $16.5 million, or 28.0%, due to the same driver as the quarter over quarter increase. Other expense declined $15.5 million, or 13.9%, compared to the third quarter of 2005 and $16.7 million, or 5.8%, on a year to date basis primarily due to a $25.7 million impairment charge on Affordable Housing properties in the third quarter of 2005. Included in the third quarter of 2005 and the first nine months of 2005 was merger expense of $12.1 million and $92.1 million, respectively. As of December 31, 2005, the Company had recognized all merger expense related to the NCF integration process.

The efficiency ratio was up from 58.6% in the third quarter of 2005 to 59.3% in the third quarter of 2006. The ratio improved for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, from 60.0% to 59.3%. The efficiency ratio excluding merger expense was up from 58.0% in the third quarter of 2005 and 58.4% in the first nine months of 2005.

Noninterest Expense	Table 4

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(Dollars in millions) (Unaudited)	2006	2005		2006	2005
Employee compensation	$560.4	$538.7	4.0	$1,689.9	$1,565.5	7.9
Employee benefits	113.9	93.6	21.7	378.5	324.9	16.5

Total personnel expense	674.3	632.3	6.6	2,068.4	1,890.4	9.4
Net occupancy expense	85.6	79.5	7.7	248.4	228.9	8.5
Outside processing and software	98.7	93.0	6.2	292.0	265.1	10.2
Equipment expense	50.2	50.1	0.3	147.8	154.5	(4.4)
Marketing and customer development	35.9	38.7	(7.0)	128.0	106.6	20.1
Consulting and legal	30.0	30.3	(1.1)	84.8	71.8	18.2
Credit and collection services	26.2	21.1	24.3	75.7	59.2	28.0
Amortization of intangible assets	25.8	29.7	(13.3)	78.9	90.8	(13.1)
Postage and delivery	22.8	21.6	5.4	69.4	63.4	9.5
Other staff expense	21.8	19.4	12.5	71.6	58.2	23.0
Communications	19.3	20.2	(4.4)	54.5	61.0	(10.7)
Operating supplies	13.1	13.3	(1.3)	40.9	39.7	3.0
FDIC premiums	5.9	5.4	10.1	17.1	17.8	(3.6)
Merger expense	—	12.1	(100.0)	—	92.1	(100.0)
Other real estate income	—	(1.0)	(97.5)	(0.3)	(1.3)	(74.4)
Other expense	95.9	111.4	(13.9)	268.9	285.6	(5.8)

Total noninterest expense	$1,205.5	$1,177.1	2.4	$3,646.1	$3,483.8	4.7

Year-over-year growth rate	2.4%	—		4.7%	—
Year-over-year growth rate excluding merger expense	3.5	—		7.5	—
Efficiency ratio	59.3	58.6%		59.3	60.0%
Efficiency ratio excluding merger expense	59.3	58.0		59.3	58.4

Income Taxes

The provision for income taxes was $207.7 million for the third quarter of 2006, compared to $230.8 million for the same period of the prior year. This represents a 27.9% effective tax rate for the third quarter of 2006 compared to 31.1% for the third quarter of 2005. The lower effective tax rate for the third quarter of 2006 was driven by $18.9 million of tax reserves which were released during the quarter due to expiration of certain statutes of limitation. The provision for income taxes was $681.1 million for the first nine months of 2006, compared to $667.7 million for the same period of the prior year. This represents a 29.7% effective tax rate for the first nine months of 2006 compared to 31.3% for the first nine months of 2005.

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company managed the portfolio in the third quarter of 2006 with the goal of continuing to improve yield while reducing the size to partially fund loan growth and reduce the Company’s use of wholesale funding. Consistent with this goal, the Company restructured a portion of the investment portfolio during the quarter. As part of the restructuring, the Company sold $2.9 billion of shorter-term securities across several categories, namely mortgage backed and agency securities, with a 3.45% yield and reinvested approximately $930 million in longer-term securities with a 5.82% yield. In addition to reinvesting in these securities, $1.5 billion of receive-fixed interest rate swaps on commercial loans were executed at 5.50% to extend the duration of the balance sheet and improve the earning asset yield. Securities losses of $91.8 million were realized in conjunction with the restructuring. These losses represented approximately 3% of the securities sold. The underlying securities began gradually incurring unrealized losses approximately two years ago in connection with the increase in interest rates. The Company’s analysis indicated that the combination of these steps were sufficient to achieve its current asset liability management objectives. The Company continues to monitor economic and Company specific performance in order to determine if incremental balance sheet management tactics are appropriate.

The average yield for the third quarter of 2006 improved to 5.02% compared to 4.51% in the third quarter of 2005 and 4.83% in the second quarter of 2006. The Company lengthened the estimated average life of the portfolio to 4.0 years as of September 30, 2006 from 3.3 years as of December 31, 2005. Likewise, the portfolio’s average duration increased to 3.0 as of September 30, 2006 from 2.8 as of December 31, 2005. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 3.0 suggests an expected price change of 3.0% for a one percent instantaneous change in interest rates, without considering any embedded call or prepayment options. The size of the securities portfolio was $25.6 billion at fair value as of September 30, 2006, a decrease of $1.0 billion from December 31, 2005. Net securities losses of $85.9 million were realized in the first nine months of 2006, virtually all in the third quarter. The current mix of securities as of September 30, 2006 and December 31, 2005 is shown in Table 5 – Securities Available for Sale.

The carrying value of the investment portfolio, all of which is classified as securities available for sale, reflected $1.9 billion in net unrealized gains as of September 30, 2006, including a $2.2 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The net unrealized gain of this common stock investment increased $210.9 million, while the net unrealized loss on the remainder of the portfolio of $241.1 million, or 1.0%, of amortized cost, improved $132.4 million compared to December 31, 2005. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income. The Company reviews all of its securities with unrealized losses for other-than-temporary impairment at least quarterly. As part of this review in the third quarter of 2006 and as part of the portfolio restructuring previously discussed, the Company determined that it no longer had the intent to hold to recovery $520 million of securities and recognized securities losses of $14.9 million. These securities losses were included in the $91.8 million of securities losses for the quarter. Subsequent to quarter-end, these securities were sold. The Company has the ability and intent to hold the remaining securities with unrealized losses to recovery.

Securities Available for Sale	Table 5

	September 30, 2006		December 31, 2005
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$2,506.5	$2,495.1	$2,593.8	$2,547.0
States and political subdivisions	981.3	995.4	914.1	925.7
Asset-backed securities	1,325.3	1,309.6	1,630.8	1,612.7
Mortgage-backed securities	16,976.9	16,720.6	17,354.5	17,022.6
Corporate bonds	715.7	714.2	1,090.6	1,070.4
Common stock of The Coca-Cola Company	0.1	2,156.5	0.1	1,945.6
Other securities[1]	1,132.2	1,161.9	1,369.9	1,401.8

Total securities available for sale	$23,638.0	$25,553.3	$24,953.8	$26,525.8

[1]	Includes $733.1 million and $860.1 million as of September 30, 2006 and December 31, 2005, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

The following section, “Enterprise Risk Management,” includes additional discussion of the Consolidated Financial Performance of the Company and aligns the specific performance results with the respective categories of risk.

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

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of SunTrust’s clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, off-balance sheet exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under various derivative products. As credit risk is an essential component of many of the products and services provided by the Company to its clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of its lines of business and capital adequacy of the enterprise.

SunTrust manages and monitors extensions of credit risk through initial underwriting processes and periodic reviews. SunTrust maintains underwriting standards in accordance with credit policies and procedures, and Credit Risk Management conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management regularly reviews its lines of business to monitor asset quality trends and the appropriateness of credit policies. In particular, total borrower exposure limits are established and concentration risk is monitored. SunTrust has made a major commitment to maintain and enhance comprehensive credit systems in order to be compliant with business requirements and evolving regulatory standards. As part of a continuous improvement process, Credit Risk Management evaluates potential enhancements to its risk measurement and management tools, implementing them as appropriate along with amended credit policies and procedures.

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

Loans

Total loans as of September 30, 2006 were $121.2 billion, an increase of $6.7 billion, or 5.8%, from December 31, 2005. The growth rate was impacted by the sale of approximately $1.8 billion in residential real estate loans and the sale or securitization of $2.1 billion of consumer direct student loans in 2006.

Residential mortgages increased $3.8 billion, or 12.8%, compared to December 31, 2005. This growth was due to continued demand for portfolio products. Additionally impacting loan growth was strong demand for construction lending resulting in a $2.5 billion, or 23.1%, increase in construction loans compared to December 31, 2005. Commercial loans increased $1.3 billion, or 3.7%, from December 31, 2005, driven by increased corporate demand and growth in lease financing.

Loans held for sale, which predominantly consists of warehoused mortgage loans, were $11.5 billion, a decrease of $2.2 billion, or 16.0%, from December 31, 2005. The decrease was attributable to increased sales volume.

Loan Portfolio by Types of Loans	Table 6

(Dollars in millions) (Unaudited)	September 30 2006	December 31 2005	% Change
Commercial	$35,018.7	$33,764.2	3.7
Real estate:
Home equity lines	14,014.6	13,635.7	2.8
Construction	13,595.9	11,046.9	23.1
Residential mortgages	33,711.4	29,877.3	12.8
Commercial real estate	12,459.0	12,516.0	(0.5)
Consumer:
Direct	4,082.3	5,060.8	(19.3)
Indirect	8,022.6	8,389.5	(4.4)
Business credit card	332.9	264.5	25.9

Total loans	$121,237.4	$114,554.9	5.8

Loans held for sale	$11,501.6	$13,695.6	(16.0)

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $61.6 million in the third quarter of 2006, a decrease of $8.8 million from the third quarter of 2005. Net charge-offs for the third quarter of 2006 were $36.2 million, a decrease of $40.5 million, or 52.9%, from the $76.7 million of net charge-offs recorded in the same period of the prior year. The decline in net charge-offs was primarily due to lower charge-offs in the Company’s commercial, consumer direct and consumer indirect portfolios. The decline in commercial net charge-offs was, in part, due to a $17.4 million charge-off in the third quarter of 2005 of a leveraged lease to Delta Air Lines, Inc. However, the provision for loan losses was $25.4 million greater than net charge-offs for the third quarter of 2006, resulting in a corresponding increase to the ALLL. This increase was primarily due to an increase in specific reserves driven by recognition of a specific reserve on an approximate $200 million commercial loan during the third quarter of 2006. The Company will continue to monitor this credit and adjust the specific reserve in future periods as deemed necessary.

Provision for loan losses totaled $146.7 million for the nine months ended September 30, 2006, an increase of $18.0 million, or 14.0%, from the $128.8 million recorded in the same period of the prior year. Net charge-offs for the nine months ended September 30, 2006 were $87.5 million, a decrease of $61.4 million, or 41.2%, from the $148.9 million of net charge-offs recorded in the same period of the prior year. Despite the Company’s strong performance in this area, management does not believe the current low level of net charge-offs is sustainable over an entire business cycle.

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

The allowance methodology includes a component for collective loan impairment for pools of homogeneous loans with similar risk attributes; components for specifically identified loan and lease impairment; and an unallocated component related to inherent losses that are not otherwise evaluated in the other elements. The qualitative factors associated with the unallocated component are subjective and require a high degree of judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, economic uncertainty, losses incurred from recent events, and lagging or incomplete data. Relevant accounting guidance is used to identify and analyze the loan pools and larger individual loans for impairment. Numerous risk indicators are used to analyze the loan pools including current and historical credit quality results, credit risk ratings, industry or obligor concentrations, and external economic factors.

As of September 30, 2006, SunTrust’s ALLL totaled $1,087.3 million, or 0.90% of total loans, compared to $1,028.1 million, or 0.90% of total loans as of December 31, 2005. The increase in the ALLL was driven by strong loan growth in 2006 as well as the Company recognizing a specific reserve for a large commercial loan that was placed on nonaccrual in the third quarter of 2006. The allowance as a percentage of total nonperforming loans decreased from 346.9% as of December 31, 2005 to 185.7% as of September 30, 2006. The key driver of this decline was the large commercial loan that was placed on nonaccrual status during the third quarter of 2006. Overall the credit quality of the loan portfolio continues to be strong. However, the Company has experienced a slight increase in criticized and classified loans, as well as nonperforming loans. These increases are evidence of a loan’s natural migration over an entire business cycle and were appropriately considered in determining the ALLL in prior periods when the initial indications of credit deterioration were first identified.

Summary of Loan Loss Experience	Table 7

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(Dollars in millions) (Unaudited)	2006	2005		2006	2005
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,061.9	$1,036.2	2.5	$1,028.1	$1,050.0	(2.1)
Provision for loan losses	61.6	70.4	(12.5)	146.7	128.8	14.0
Charge-offs
Commercial	(23.1)	(52.5)	(56.0)	(55.6)	(88.9)	(37.3)
Real estate:
Home equity lines	(6.5)	(7.0)	(7.6)	(17.8)	(16.6)	7.0
Construction	(0.8)	(0.7)	8.8	(1.0)	(2.7)	(61.6)
Residential mortgages	(9.1)	(9.1)	0.1	(21.8)	(16.8)	29.6
Commercial real estate	(0.5)	(0.3)	48.5	(3.8)	(1.5)	145.4
Consumer:
Direct	(4.6)	(9.2)	(50.8)	(16.1)	(27.5)	(41.5)
Indirect	(18.6)	(25.8)	(27.6)	(56.9)	(81.5)	(30.2)

Total charge-offs	(63.2)	(104.6)	(39.7)	(173.0)	(235.5)	(26.5)

Recoveries
Commercial	9.6	7.7	24.6	23.3	26.7	(12.8)
Real estate:
Home equity lines	1.7	2.0	(20.3)	5.3	4.3	23.9
Construction	0.5	0.2	153.7	1.3	0.7	81.5
Residential mortgages	1.8	2.2	(14.3)	6.2	5.7	8.9
Commercial real estate	0.5	1.4	(66.4)	4.5	2.3	93.3
Consumer:
Direct	2.7	3.6	(24.0)	9.3	10.0	(6.3)
Indirect	10.2	10.8	(5.6)	35.6	36.9	(3.5)

Total recoveries	27.0	27.9	(3.2)	85.5	86.6	(1.3)

Net charge-offs	(36.2)	(76.7)	(52.9)	(87.5)	(148.9)	(41.2)

Balance - end of period	$1,087.3	$1,029.9	5.6	$1,087.3	$1,029.9	5.6

Average loans	$120,742.0	$110,818.4	9.0	$119,066.0	$107,028.2	11.2
Quarter-end loans outstanding	121,237.4	112,410.8	7.9
Ratios:
Net charge-offs to average loans (annualized)	0.12%	0.27%		0.10%	0.19%
Provision to average loans (annualized)	0.20	0.25		0.16	0.16
Recoveries to total charge-offs	42.8	26.7		49.4	36.8
Allowance to quarter-end loans	0.90	0.92
Allowance to nonperforming loans	185.7	312.4

Nonperforming Assets

Nonperforming assets totaled $633.8 million as of September 30, 2006, an increase of $299.6 million, or 89.6%, compared to December 31, 2005. The increase was primarily driven by a single commercial loan of approximately $200 million that was placed on nonaccrual in the third quarter of 2006. Also contributing to the increase was an $85.9 million, or 83.1%, increase in nonperforming residential mortgages. Recently, the levels of nonperforming residential mortgages have been at historically low levels and were driven by a favorable interest rate environment and high home appreciation rates. Home appreciation has moderated nationally and is declining in some areas. Given a slowdown in the housing sector, we anticipate nonperforming residential mortgages moving to higher levels. Nonperforming loans as of September 30, 2006 included $556.5 million of nonaccrual loans and $28.9 million of restructured loans, the latter of which consists mostly of a group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first nine months of 2006 and 2005, this amounted to $11.6 million and $9.7 million, respectively. For the first nine months of 2006 and 2005, estimated interest income of $25.6 million and $21.0 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more decreased by $71.2 million from December 31, 2005 to $300.3 million as of September 30, 2006. The decrease was primarily driven by a sale of delinquent but accruing student loans.

Nonperforming Assets	Table 8

(Dollars in millions) (Unaudited)	September 30 2006	December 31 2005	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$263.7	$70.9	272.0
Real estate:
Construction	26.5	24.4	8.5
Residential mortgages	189.2	103.3	83.1
Commercial real estate	54.4	44.6	22.0
Consumer loans	22.7	28.7	(21.0)

Total nonaccrual loans	556.5	271.9	104.6
Restructured loans	28.9	24.4	18.6

Total nonperforming loans	585.4	296.3	97.5
Other real estate owned (OREO)	41.7	30.7	35.9
Other repossessed assets	6.7	7.2	(6.8)

Total nonperforming assets	$633.8	$334.2	89.6

Ratios:
Nonperforming loans to total loans	0.48%	0.26%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.52	0.29
Accruing loans past due 90 days or more	$300.3	$371.5

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

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2006	June 30, 2006
+ 100	(0.2)%	(0.6)%
- 100	1.0%	1.3%

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

Rate Shock (Basis Points)	Estimated % Change in EVE
	September 30, 2006	June 30, 2006
+ 100	(6.0)%	(6.6)%
- 100	3.8%	4.8%

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

Trading Activities

Most of the Company’s trading activities are designed to support secondary trading with customers. Product offerings to customers include debt securities, including loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities. Typically, the Company maintains a securities inventory to facilitate customer transactions. However, in certain businesses, such as derivatives, it is more common to execute customer transactions with simultaneous risk-managing transactions with dealers. Also in the normal course of business, the Company assumes a degree of market risk in arbitrage, hedging, and other strategies, subject to specified limits.

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

The estimated average combined Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each desk) was $4.9 million during the quarter ending September 30, 2006 and $4.5 million during the quarter ending June 30, 2006. Trading assets net of trading liabilities averaged $1.5 billion during the quarter ending September 30, 2006 and $1.2 billion during the quarter ending June 30, 2006. The estimated combined period-end Undiversified VaR was $4.5 million as of September 30, 2006 and $4.1 million as of June 30, 2006. Trading assets net of trading liabilities were $2.1 billion as of September 30, 2006 and $1.0 billion as of June 30, 2006.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. SunTrust manages this risk by structuring its balance sheet prudently and by maintaining borrowing resources to fund potential cash needs. The Company assesses liquidity needs in the form of increases in assets, maturing obligations, or deposit withdrawals, considering both operations in the normal course of business and in times of unusual events. In addition, the Company considers the off balance sheet arrangements and commitments it has entered into, which could also affect the Company’s liquidity position. The ALCO of the Company measures this risk, sets policies, and reviews adherence to those policies.

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 62.7% of the funding base on average for the third quarter of 2006 compared to 62.9% for the fourth quarter of 2005. Average customer based core deposits were higher by $2.4 billion compared to the fourth quarter of 2005. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $57.0 billion as of September 30, 2006 compared to $56.3 billion as of December 31, 2005.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $33.0 billion as of September 30, 2006 compared to $29.9 billion as of December 31, 2005. This increase was largely attributed to growth in wholesale deposits required to fund incremental asset growth not funded by consumer and commercial deposits.

The Company maintains access to a diversified base of wholesale funding sources. These sources include Fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of September 30, 2006, SunTrust Bank had $15.5 billion remaining under its Global Bank Note program, although such program does not represent a commitment by any particular investors to purchase the Company’s notes. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of September 30, 2006, the Parent Company had $2.0 billion in such sources compared to short-term debt of $790.5 million. The Parent Company also had $1.5 billion of availability remaining on its current shelf registration statement for the issuance of debt as of September 30, 2006.

As detailed in Table 9 – Unfunded Lending Commitments, the Company had $103.8 billion in unused lines of credit as of September 30, 2006 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $13.2 billion in letters of credit as of September 30, 2006, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.3 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of September 30, 2006, the Company was in compliance with all covenants and provisions of these debt agreements.

Other Market Risk

Other sources of market risk include the risk associated with holding residential mortgage loans prior to selling them into the secondary mortgage market, commitments to customers to make mortgage loans that will be sold to the secondary mortgage market, and the Company’s investment in MSRs. The Company manages the risks associated with the residential mortgage loans classified as held for sale (the warehouse) and its interest rate lock commitments (“IRLCs”) on residential loans intended for sale. The warehouse and IRLCs consist primarily of fixed and adjustable-rate single family residential real estate loans. The risk associated with the warehouse and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary mortgage market, which is typically 90-150 days. The Company manages interest rate risk predominately with forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouse and the IRLCs. Interest rate risk on the warehouse is managed via forward sale agreements in a designated fair value hedging relationship under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are not designated as SFAS No. 133 hedge accounting relationships.

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

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48,266,496 shares of common stock of The Coca-Cola Company, which had a carrying value of $2.2 billion as of September 30, 2006. A 10% decrease in share price of The Coca-Cola Company common stock as of September 30, 2006 would result in a decrease, net of deferred taxes, of approximately $134 million in accumulated other comprehensive income.

Unfunded Lending Commitments	Table 9

(Dollars in millions) (Unaudited)	September 30 2006	December 31 2005
Unused lines of credit
Commercial	$40,058.3	$40,584.6
Mortgage commitments[1]	28,311.8	21,216.7
Home equity lines	18,528.0	15,712.3
Commercial real estate	7,513.3	6,818.0
Commercial paper conduit	7,895.8	7,190.3
Commercial credit card	1,469.5	1,165.7

Total unused lines of credit	$103,776.7	$92,687.6

Letters of credit
Financial standby	$12,770.8	$13,005.0
Performance standby	336.6	328.1
Commercial	131.1	177.3

Total letters of credit	$13,238.5	$13,510.4

[1]	Includes $4.7 billion and $3.1 billion in interest rate locks accounted for as derivatives as of September 30, 2006 and December 31, 2005, respectively.

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

Derivative hedging instrument activities are as follows:

Derivatives Hedging	Table 10

	Notional Values[1]
(Dollars in millions) (Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2005	$3,870	$13,482	$17,352
Additions	2,300	3,973	6,273
Terminations	(300)	(300)	(600)
Maturities	(3)	(1,923)	(1,926)

Balance, September 30, 2005	$5,867	$15,232	$21,099

Balance, January 1, 2006	$5,800	$12,532	$18,332
Additions	1,500	5,850	7,350
Maturities	—	(1,950)	(1,950)

Balance, September 30, 2006	$7,300	$16,432	$23,732

[1]	Excludes hedges for the Company’s mortgage activities.

The following table shows the derivative instruments entered into by the Company as an end user:

Risk Management Derivative Financial Instruments[1]	Table 11

	As of September 30, 2006
(Dollars in millions) (Unaudited)	Notional Amount	Gross Unrealized Gain [6]	Gross Unrealized Losses [6]	Accumulated Other Comprehensive Income [9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$7,300	$—	($35)	($21)	1.54
Fair value hedges
Forward contracts [3]	6,532	—	(46)	—	0.09

Total asset hedges	$13,832	$—	($81)	($21)	0.85

Liability Hedges
Cash flow hedges
Interest rate swaps and swaptions [4]	$8,965	$63	$—	$39	1.25
Fair value hedges
Interest rate swaps [5]	7,467	1	(266)	—	5.53

Total liability hedges	$16,432	$64	($266)	$39	3.20

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [7]	$1,925	$—	$—	($9)	1.74
Fair value hedges
Interest rate swaps [8]	300	15	—	—	13.51

Total terminated/dedesignated hedges	$2,225	$15	$—	($9)	3.32

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are accounted for as free standing derivatives. All interest rate swaps have resets of six months or less and are the pay and receive rates in effect as of September 30, 2006.

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
[7]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $9.0 million of net losses, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[8]

Represents interest rate swaps that have been terminated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as fair value hedges of fixed rate debt. The $15.1 million of pre-tax net gains recorded in a valuation account in long-term debt will be reclassified into earnings as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of September 30, 2006, $1.1 million of pre-tax net gains are expected to be reclassified as interest expense or interest income during the next twelve months.

[9]

As of September 30, 2006, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $8.7 million, net of income taxes. Of this net-of-tax amount, a $17.7 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $9.0 million loss relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of September 30, 2006, $5.2 million of net losses, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

Risk Management Derivative Financial Instruments [1] , continued	Table 11

	As of December 31, 2005
(Dollars in millions)	Notional Amount	Gross Unrealized Gains[6]	Gross Unrealized Losses [6]	Accumulated Other Comprehensive Income [9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$5,800	$—	($88)	($54)	1.48
Fair value hedges
Forward contracts [3]	14,384	—	(78)	—	0.08

Total asset hedges	$20,184	$—	($166)	($54)	0.47

Liability Hedges
Cash flow hedges
Interest rate swaps and swaptions [4]	$5,065	$79	$—	$49	1.97
Fair value hedges
Interest rate swaps [5]	7,467	10	(226)	—	6.28

Total liability hedges	$12,532	$89	($226)	$49	4.54

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [7]	$1,942	$—	$—	($12)	2.42
Fair value hedges
Interest rate swaps [8]	300	16	—	—	14.26

Total terminated/dedesignated hedges	$2,242	$16	$—	($12)	4.01

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. All of the Company’s other derivative instruments are accounted for as free standing derivatives. All interest rate swaps have resets of six months or less and are the pay and receive rates in effect as of December 31, 2005.

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

The following table presents the contract/notional amount and credit risk amount of all the Company’s derivative positions.

Contract or Notional Amount	Table 12

	As of September 30, 2006			As of December 31, 2005
	Contract or Notional Amount		Credit Risk Amount	Contract or Notional Amount		Credit Risk Amount
(Dollars in millions) (Unaudited)	End User	For Customers		End User	For Customers
Derivatives contracts
Interest rate contracts
Swaps	$21,121	$53,242	$617	$19,476	$49,296	$596
Futures and forwards	11,222	5,193	—	16,843	3,750	—
Caps/Floors	7,550	22,146	—	210	17,369	—

Total interest rate contracts	39,893	80,581	617	36,529	70,415	596
Foreign exchange rate contracts	197	5,508	89	186	5,249	99
Interest rate lock commitments	4,731	—	—	3,112	—	—
Other derivative contracts	1,172	80	347	1,567	7	292

Total derivatives contracts	$45,993	$86,169	$1,053	$41,394	$75,671	$987

Credit-related arrangements
Commitments to extend credit	$99,046		$99,046	$89,576		$89,576
Standby letters of credit and similar arrangements	13,238		13,238	13,510		13,510

Total credit-related arrangements	$112,284		112,284	$103,086		103,086

Total credit risk amount			$113,337			$104,073

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

The Company and SunTrust Bank (the “Bank”) are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Bank are subject to the Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of September 30, 2006, the Company had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.70%, 11.07% and 7.27%, respectively. This compares to ratios as of December 31, 2005 of 7.01%, 10.57%, and 6.65%, respectively. SunTrust is committed to remaining well capitalized.

In connection with planned capital restructurings, the Board approved the issuances of up to $2.9 billion of perpetual preferred stock, hybrid capital securities, and trust preferred securities. Under this authorization, the Company issued $500 million of perpetual preferred stock in the third quarter of 2006. This issuance was the primary driver of the increase in the Company’s September 30, 2006 capital ratios. Also under this authorization, the Company issued, in October of 2006, $501.0 million of junior subordinated debentures with a 36 year initial maturity. The debt is remarketable after five years and the Company can defer interest on the debentures for up to seven years. In conjunction with this issuance, the Company also issued a forward purchase contract which provides for the issuance of $501.0 million of preferred stock following the successful remarketing of the debt, but in any case no later than December 15, 2012. The preferred stock will be callable immediately after issuance at the option of the Company.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors. Management assesses capital needs based on expected growth and the current economic climate. In the first nine months of 2006, the Company repurchased 3,175,000 shares under a Board authorization program for $234.4 million compared to 2,775,000 shares for $196.4 million repurchased in the first nine months of 2005. The 2006 share buybacks for the third quarter were 1,640,000 shares for $125.8 million. As of September 30, 2006, the Company was authorized to purchase up to an additional 8,360,000 shares under publicly announced plans or programs. This authorization does not include a maximum of 13,333,334 shares authorized by the Board in August of 2006. Additionally, the Company entered into an Accelerated Share Repurchase agreement in October of 2006 and repurchased 9,926,589 shares for $870.7 million, net of settlement costs. The Company could receive additional shares under the agreement. The number of additional shares received, if any, generally is dependent upon the volume weighted average price per share of SunTrust common stock over a period concluding in March of 2007 subject to a maximum of 2,647,093 shares.

The Company declared and paid common dividends totaling $220.3 million during the third quarter of 2006, or $0.61 per share, on net income of $535.6 million. The dividend payout ratio was 41.1% in the third quarter of 2006 versus 39.0% in the third quarter of 2005. In the first nine months of 2006 the Company declared common dividends totaling $663.7 million, or $1.83 per share, on net income of $1,611.1 million. The dividend payout ratio was 41.2% in the first nine months of 2006 versus 40.6% in the first nine months of 2005.

Capital Ratios	Table 13

(Dollars in millions) (Unaudited)	September 30 2006	December 31 2005
Tier 1 capital	$12,498.4	$11,079.8
Total capital	17,975.9	16,713.6
Risk-weighted assets	162,318.1	158,132.3
Risk-based ratios:
Tier 1 capital	7.70%	7.01%
Total capital	11.07	10.57
Tier 1 leverage ratio	7.27	6.65
Total shareholders’ equity to assets	10.15	9.40

VARIABLE INTEREST ENTITIES AND OFF BALANCE SHEET ARRANGEMENTS

See Note 12 – Off Balance Sheet Arrangements and Note 13 – Guarantees in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off balance sheet arrangements.

BUSINESS SEGMENTS

The Company has five primary functional lines of business (“LOBs”): Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage. In this section, the Company discusses the performance and financial results of its business segments. For more financial details on business segment disclosures, please see Note 11 – Business Segment Reporting in the Notes to Consolidated Financial Statements.

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

Commercial

The Commercial line of business provides enterprises with a full array of financial products and services including traditional commercial lending, treasury management, financial risk management, and corporate bankcard. The primary client segments served by this line of business include “Diversified Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities. Also included in this group are specialty groups that operate both inside and outside of the SunTrust footprint, such as Premium Assignment Corporation, which provides insurance premium financing, and Affordable Housing Group, which manages community development projects that generate tax credits.

Corporate and Investment Banking

CIB is comprised of the following businesses: corporate banking, investment banking, capital markets, commercial leasing, and merchant banking. The corporate banking strategy is focused on companies with sales in excess of $250 million and is organized along industry specialty and geographic lines. Corporate banking provides a full array of traditional bank services, capital markets capabilities, and investment banking. The investment banking strategy is focused on small-cap and mid-cap growth companies and is organized along industry specialty lines, raising public and private equity, and providing merger and acquisition advisory services. The debt and equity capital markets businesses support clients of CIB as well as commercial clients, who are managed by the Commercial line of business, and wealthy individuals, who are served by our Wealth and Investment Management line of business. Commercial leasing provides equipment leasing and financing to various entities. Merchant banking is the private equity and mezzanine investing arm of SunTrust.

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

Institutional Investment Management and Administration is comprised of Trusco Capital Management, Inc. (“Trusco”), retirement services, endowment and foundation services, and corporate agency services. Trusco is an investment advisor registered with the Securities and Exchange Commission which serves as investment manager for the STI Classic Funds and many of Wealth and Investment Management’s clients. Trusco also includes Seix Advisors, the fixed income division of Trusco. Retirement services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate agency services targets corporations, governmental entities and attorneys requiring escrow, sub-accounting, and custodial services. On September 29, 2006, SunTrust sold its Bond Trustee business unit with $21.2 billion in assets under administration to U.S. Bank for net proceeds of $112.8 million cash. The sale of the business was part of an effort by the Company to modify its business mix to focus on its high-growth core business lines and market segments.

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and office premises. Beginning in January 2006, the majority of the support, operational, and overhead costs associated with the major components of Corporate Other and Treasury have been allocated to the functional lines of business with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the Company’s facilities; Marketing, which handles advertising, product management, customer information functions, and internet banking; Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking functions; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, strategic planning, tax and treasury. Other functions included in Corporate Other and Treasury are operational risk management, credit risk management, credit review, internal audit, legal and compliance, branch operations, corporate strategies, procurement, and the executive management group.

The Company continues to augment its internal management reporting methodologies. Currently, the LOBs’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the LOBs’ financial performance. The internal allocations include the following: match maturity funds transfer pricing and a fully taxable-equivalent gross-up on tax exempt loans and securities to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Beginning January 2006, income tax expense was calculated based on a marginal income tax rate which was modified to reflect the impact of various income tax adjustments and credits that are unique to each business segment. Future enhancements to line of business segment profitability reporting are expected to include: the attribution of economic capital and the use of expected loss in lieu of net charge-offs. The implementation of these enhancements to the internal management reporting methodology, may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period, and will provide updated historical quarterly, year-to-date, and annual schedules.

Reconciling Items

Reconciling Items includes capital and various eliminations and management reporting offsets such as the residual offsets derived from matched-maturity funds transfer pricing and the difference between provision for loan losses and LOB net charge-offs.

The following analysis details the operating results for each line of business for the three and nine months ended September 30, 2006 and 2005. Prior periods have been restated to conform to the current period’s presentation.

The following table for SunTrust’s reportable segments compares net income for the three and nine months ended September 30, 2006 to the same period last year:

Net Income	Table 14

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2006	2005	2006	2005
Retail	$189,650	$169,715	$582,991	$478,035
Commercial	108,691	90,425	325,343	282,139
Corporate and Investment Banking	52,728	63,120	186,750	205,356
Mortgage	65,442	54,539	208,487	128,581
Wealth and Investment Management	117,863	53,022	216,456	144,702
Corporate Other and Treasury	(32,833)	14,344	(17,994)	19,838
Reconciling items	34,047	65,609	109,084	210,117

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the three and nine months ended September 30, 2006 to the same period last year:

Average Loans and Deposits	Table 15

	Three Months Ended September 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2006	2005	2006	2005
Retail	$30,832,237	$30,846,377	$69,659,995	$65,861,216
Commercial	32,888,329	30,978,110	13,583,271	13,195,123
Corporate and Investment Banking	16,793,321	15,959,944	2,903,134	3,134,817
Mortgage	31,619,820	24,862,321	1,998,843	1,937,403
Wealth and Investment Management	8,128,016	7,896,089	9,534,090	9,653,985
Corporate Other and Treasury	503,149	311,390	28,043,793	18,449,431

	Nine Months Ended September 30
	Average loans		Average deposits
	2006	2005	2006	2005
Retail	$30,837,233	$30,122,112	$68,814,272	$64,832,867
Commercial	32,378,414	30,683,468	13,638,181	13,274,384
Corporate and Investment Banking	16,464,698	14,930,922	3,200,312	3,179,474
Mortgage	30,863,051	23,290,779	1,764,025	1,612,769
Wealth and Investment Management	8,113,524	7,718,582	9,285,272	9,544,679
Corporate Other and Treasury	426,569	349,697	26,733,079	16,146,247

The following analysis details the operating results for each line of business for the three and nine months ended September 30, 2006 and 2005:

Retail

Three Months Ended September 30, 2006 vs. 2005

Retail’s net income for the third quarter of 2006 was $189.7 million, an increase of $19.9 million, or 11.7%. The increase was primarily the result of deposit growth, widening deposit spreads, and lower net charge-offs partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $34.1 million, or 6.1%. The increase was attributable to deposit growth and widening deposit spreads due to deposit rate increases that have been slower relative to market rate increases as well as the increasing value of lower cost deposits in a higher rate environment. Average loans decreased $14.1 million, while average deposits increased $3.8 billion, or 5.8%. The loan decrease was driven primarily by student loan sales and securitizations, which totaled approximately

$3.0 billion since December 31, 2005, and a decline in consumer indirect loans partially offset by growth in home equity loans and lines. Deposit growth was driven primarily by certificates of deposit while money market and NOW accounts drove the increase in spreads.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $10.0 million, or 27.4%, primarily due to a decline in consumer indirect net charge-offs.

Total noninterest income increased $6.9 million, or 2.6%. The increase was driven primarily by gains on student loan sales and securitizations.

Total noninterest expense increased $23.0 million, or 4.5%, from the third quarter of 2005. The increase was driven primarily by increases in personnel expense and operation costs related to investments in the branch distribution network and technology which includes the addition of 52 net new branches added over the past year.

Nine Months Ended September 30, 2006 vs. 2005

Retail’s net income for the nine months ended September 30, 2006 was $583.0 million, an increase of $105.0 million, or 22.0%. The increase was primarily the result of loan and deposit growth and widening deposit spreads, lower net charge-offs and higher noninterest income partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $173.5 million, or 10.7%. The increase was attributable to loan and deposit growth and widening deposit spreads due to deposit rate increases that have been slower relative to market rate increases as well as the increasing value of lower cost deposits in a higher rate environment. Average loans increased $715.1 million, or 2.4%, and average deposits increased $4.0 billion, or 6.1%. The loan growth was driven by home equity loans and lines offset by student loan sales and securitizations. Deposit growth was driven primarily by certificates of deposit while money market and NOW accounts drove the increase in spreads.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $33.6 million, or 34.1%, primarily due to a decline in consumer indirect net charge-offs.

Total noninterest income increased $37.5 million, or 4.9%. The increase was driven primarily by higher interchange income due to increased volumes, ATM fees, and gains on student loan sales and securitizations.

Total noninterest expense increased $88.1 million, or 5.8%. The increase was driven by increases in personnel expense and operation costs related to investments in the branch distribution network and technology.

Commercial

Three Months Ended September 30, 2006 vs. 2005

Commercial’s net income for the third quarter of 2006 was $108.7 million, an increase of $18.3 million, or 20.2%. The increase was driven primarily by loan and deposit growth and lower net charge-offs.

Fully taxable-equivalent net interest income increased $8.2 million, or 3.6%. The increase was attributable to loan and deposit growth. Average loans increased $1.9 billion, or 6.2%, with the strongest growth in construction lending. Average deposits increased $388.1 million, or 2.9%, driven by an increase in institutional and government deposits partially offset by decreases in demand deposits and money market accounts.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $13.8 million, or 89.3%. The decrease was driven primarily by lower net charge-offs in the core Commercial and Real Estate Finance Group (“REFG”) sub-lines of business.

Total noninterest income decreased $1.7 million, or 2.5%. The decrease resulted from lower sales and referral credits and trading account profits and was partially offset by increases in deposit sweep income and other income in Affordable Housing.

Total noninterest expense decreased $7.3 million, or 4.5%. A decrease in Affordable Housing expense, primarily due to a $23.1 million impairment charge in the third quarter of 2005, was in part offset by an increase in personnel expense.

Nine Months Ended September 30, 2006 vs. 2005

Commercial’s net income for the nine months ended September 30, 2006 was $325.3 million, an increase of $43.2 million, or 15.3%. The increase was driven primarily by net interest income and noninterest income growth and lower net charge-offs, partially offset by higher noninterest expenses.

Fully taxable-equivalent net interest income increased $44.7 million, or 6.7%. The increase was driven primarily by loan growth and increased deposit spreads. Average loans increased $1.7 billion, or 5.5%, with the strongest growth in construction lending. Average deposits increased $363.8 million, or 2.7%, driven by an increase in institutional and government deposits and partially offset by decreases in demand deposits and money market accounts.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $11.1 million, or 60.6%. The decrease was driven primarily by lower net charge-offs in the core Commercial and REFG sub-lines of business.

Total noninterest income increased $16.8 million, or 9.0%. The increase resulted from higher Affordable Housing revenues, sweep income, and sales and referral credits.

Total noninterest expense increased $17.4 million, or 3.8%. Increases in personnel expense and operations cost were in part offset by a decrease in Affordable Housing expense, primarily due to a $23.1 million impairment charge in the third quarter of 2005.

Corporate and Investment Banking

Three Months Ended September 30, 2006 vs. 2005

Corporate and Investment Banking’s net income for the third quarter of 2006 was $52.7 million, a decrease of $10.4 million, or 16.5%. The decrease was driven by narrowing corporate banking loan spreads and lower capital markets income and was slightly offset by a decrease in noninterest expense.

Fully taxable-equivalent net interest income decreased $14.0 million, or 20.7%. The decrease was primarily due to narrowing corporate banking loan spreads. Average loans increased $833.4 million, or 5.2%, driven by increased usage of committed facilities.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $12.2 million, or 67.8%. The decline in net charge-offs was primarily due to a $17.4 million charge-off in the third quarter of 2005 of a leverage lease to Delta Air Lines, Inc.

Total noninterest income decreased $24.9 million, or 14.6%. Increased operating lease revenue, along with stronger M&A advisory fees and merchant banking gains, were offset by lower derivative revenue as well as weaker performance due to the typical cyclicality and uncertainty surrounding the closing of capital markets and investment banking transactions.

Total noninterest expense decreased $9.5 million, or 8.1%. Lower personnel expense associated with the decreased capital markets revenue growth was the primary driver.

Nine Months Ended September 30, 2006 vs. 2005

Corporate and Investment Banking’s net income for the nine months ended September 30, 2006 was $186.8 million, a decrease of $18.6 million, or 9.1%. Adjusting net income by $15.7 million for the March 2005 divestiture of RCM assets, net income decreased 1.5%. The decrease in net income was driven by weakness in net interest income and capital markets revenue.

Fully taxable-equivalent net interest income decreased $12.7 million, or 6.6%. The decrease was primarily due to narrowing corporate banking loan spreads. In addition, the divestiture of RCM assets in the first quarter of 2005 negatively impacted growth in fully taxable-equivalent net interest income. Average loans increased $1.5 billion, or 10.3%, and average deposits increased $20.8 million, or 0.7%. Loan growth was due to increased usage of committed facilities and corporate demand.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $12.3 million, or 71.3%. The decline in net charge-offs is primarily due to a $17.4 million charge-off in the third quarter of 2005 of a leverage lease to Delta Air Lines, Inc.

Total noninterest income decreased $36.9 million, or 7.4%, driven primarily by the divestiture of RCM assets in the first quarter of 2005. Growth in debt capital markets, primarily driven by securitization, derivatives and structured leasing, was partially offset by weakness in merger and acquisition and merchant banking fees.

Total noninterest expense decreased $5.7 million, or 1.6%, primarily due to lower personnel expense associated with the decreased capital markets revenue growth.

Mortgage

Three Months Ended September 30, 2006 vs. 2005

Mortgage’s net income for the third quarter of 2006 was $65.4 million, an increase of $10.9 million, or 20.0%. Gains from the sale of mortgage servicing rights and loan growth drove the increase, partially offset by decreased secondary marketing income and higher expense related to growth of the business.

Fully taxable-equivalent net interest income increased by $16.3 million, or 11.7%, principally due to growth in loans and increased deposit spreads, partially offset by lower income on loans held for sale. Average loans increased $6.8 billion, or 27.2%. This growth primarily came from residential mortgage and residential construction loans which contributed $21.7 million to the fully taxable-equivalent net interest income increase. Average loans held for sale increased $1.6 billion, or 20.9%. However, compressed spreads resulting from increased short-term interest rates reduced income on loans held for sale by $8.8 million, or 20.3%. Average deposits were up $61.4 million, or 3.2%, due to escrow balances associated with higher servicing balances. The higher balances combined with a higher credit for funds rate contributed $6.6 million to the increase.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $2.2 million, or 74.9%.

Total noninterest income increased $14.9 million, or 18.0%. Production income was down $15.7 million, or 23.8%, due to lower loan production and narrower margins. Loan production was $13.7 billion, down $1.0 billion, or 6.5%. Loan sales to investors were $9.9 billion, up $1.9 billion, or 24.2%. Servicing income increased $31.6 million due to $23.9 million in gains from the sale of mortgage servicing rights and increased fee income due to higher servicing balances. Slightly higher MSR amortization partially offset these increases. As of September 30, 2006 total loans serviced were $124.8 billion compared with $97.4 billion the prior year, an increase of $27.4 billion, or 28.2%.

Total noninterest expense increased $17.0 million, or 12.5%, from the third quarter of 2005. Increased investments in production and servicing capabilities were the primary drivers of the higher expense.

Nine Months Ended September 30, 2006 vs. 2005

Mortgage’s net income for the nine months ended September 30, 2006 was $208.5 million, an increase of $79.9 million, or 62.1%. This increase was principally a result of higher production driving higher fee and secondary marketing income, and sales of mortgage servicing rights, partially offset by higher noninterest expense related to growth of the business.

Fully taxable-equivalent net interest income increased $57.7 million, or 14.6%, principally due to growth in loans and increased deposit spreads offset by lower income on loans held for sale. Average loans increased $7.6 billion, or 32.5%, contributing $72.3 million to the increase. The growth primarily came from residential mortgage and residential construction loans. Average loans held for sale were up $2.1 billion, or 32.4%; however, compressed spreads resulting from increased short-term interest rates reduced income by $27.3 million, or 21.5%. Average deposits increased $151.3 million, or 9.4%, due to escrow balances associated with higher servicing balances. These balances combined with a higher credit for funds rate contributed $18.8 million to the increase.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $1.1 million, or 15.8%.

Total noninterest income increased $139.6 million, or 77.9%. Production income of $171.0 million was up $58.3 million, or 51.8%, driven by higher loan production and increased secondary marketing deliveries. Year-to-date loan production was $40.3 billion compared with $34.5 billion, an increase of $5.8 billion, or 16.7%. Loan sales to investors were $30.9 billion, up $10.6 billion, or 52.3%. Servicing income of $111.2 million was up $84.4 million due to gains from the sale of mortgage servicing rights of $66.0 million and increased fees from higher servicing balances.

Total noninterest expense increased $73.5 million, or 19.6%. Increased volume and investments in production and servicing capabilities were the primary drivers of the increase.

Wealth and Investment Management

Three Months Ended September 30, 2006 vs. 2005

Wealth and Investment Management’s net income for the third quarter of 2006 was $117.9 million, an increase of $64.8 million, or 122.3%. The growth was primarily driven by the $69.9 million after-tax net gain on the sale of the Bond Trustee business. Excluding the net gain on the sale of the Bond Trustee business, net income was down $5.1 million, or 9.6%.

Fully taxable-equivalent net interest income increased $4.7 million, or 5.4%, due primarily to higher deposit spreads. Average loans increased $231.9 million, or 2.9%, driven primarily by commercial loan demand.

Average deposits decreased $119.9 million, or 1.2%, due to declines in demand deposits, money market deposits, and NOW deposits, partially offset by increased certificates of deposit and savings deposits.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $1.1 million, or 61.0%.

Total noninterest income increased $118.0 million, or 49.7%, attributable largely to the $112.8 million pre-tax net gain on the sale of the Bond Trustee business. The sale of the business was part of an effort by the Company to modify its business mix to focus on its high-growth core business lines and market segments. Noninterest income excluding the net gain increased $5.2 million, or 2.2%. This increase was a result of improved trust income driven by higher assets under management as well as higher retail investment services income. Noninterest income growth was somewhat offset by a decline in insurance revenue, due in part to the December 31, 2005 sale of Carswell Insurance, and the funds flowing out of certain asset management products whose investment strategies have been out of favor in the marketplace.

End of period assets under management were approximately $138.6 billion compared to $133.6 billion in the same period last year. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $238.5 billion, which includes $138.6 billion in assets under management, $53.2 billion in non-managed trust assets, $36.7 billion in retail brokerage assets and $10.0 billion in non-managed corporate trust assets. Approximately $21.2 billion in corporate trust non-managed assets were transferred to the buyer of the Bond Trustee business.

Total noninterest expense increased $20.7 million, or 8.7%. The growth was primarily driven by continuing efforts to build-out the line of business including higher structural, staff and operations expenses.

Nine Months Ended September 30, 2006 vs. 2005

Wealth and Investment Management’s net income for the nine months ended September 30, 2006 was $216.5 million, an increase of $71.8 million, or 49.6%. The growth was driven primarily by the $69.9 million after-tax net gain on the sale of the Bond Trustee business. Excluding the net gain on the sale of the Bond Trustee business, net income increased $1.8 million, or 1.3%.

Fully taxable-equivalent net interest income increased $28.6 million, or 11.5%, as a result of increased loan volumes and widening deposit spreads. Average loans increased $394.9 million, or 5.1%, mainly due to growth in consumer mortgages, commercial real estate and commercial loans. Average deposits decreased $259.4 million, or 2.7%, due to declines in demand deposits, NOW deposits and money market deposits, partially offset by increases in certificates of deposit.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $1.4 million, or 44.7%.

Total noninterest income increased $142.3 million, or 20.2%, primarily due to the $112.8 million pre-tax net gain on the sale of the Bond Trustee business. Noninterest income excluding the net gain increased $29.5 million, or 4.2%. Trust income increased due to growth in assets under management. Retail investment income increased due to increases in annuity, managed account and new business revenues. Noninterest income growth was somewhat offset by a decline in insurance revenue, due in part to the December 31, 2005 sale of Carswell Insurance, and the funds flowing out of certain asset management products whose investment strategies have been out of favor in the marketplace.

Total noninterest expense increased $58.1 million, or 8.1%. Growth was primarily driven by continuing efforts to build-out the line of business including higher structural, staff and operations expenses.

Corporate Other and Treasury

Three Months Ended September 30, 2006 vs. 2005

Corporate Other and Treasury’s net loss for the third quarter of 2006 was $32.8 million, compared to a net income of $14.3 million in the third quarter of 2005. This was mainly due to an increase in net securities losses due to the investment portfolio restructuring and a decline in fully taxable-equivalent net interest income and noninterest expense.

Fully taxable-equivalent net interest income decreased $36.7 million. The main drivers for reduction were a $2.0 billion, or 7.7%, decrease in average securities available for sale and a decrease in income on receive fixed/pay floating interest rate swaps used to extend the duration of the commercial loan portfolio. Short-term borrowing costs also increased due to balance increases needed to fund earning asset growth, as well as the significant rise in short-term interest rates over the past year.

Total average deposits increased $9.6 billion, or 52.0%, mainly due to growth in brokered and foreign deposits.

Provision for loan losses decreased $1.2 million, or 61.7%.

Total noninterest income decreased $87.3 million mainly due to an increase in net securities losses of $89.5 million related to the investment portfolio restructuring.

Total noninterest expense decreased $16.5 million mainly due to $12.0 million of merger expense in the third quarter of 2005.

Nine Months Ended September 30, 2006 vs. 2005

Corporate Other and Treasury’s net loss for the nine months ended September 30, 2006 was $18.0 million, compared to a net income of $19.8 million, for the nine months ended September 30, 2005. The decrease was mainly due to a decline in fully taxable-equivalent net interest income and an increase in net securities losses partially offset by merger expense in the nine months ended September 30, 2005.

Fully taxable-equivalent net interest income decreased $96.9 million. The main drivers were a $2.0 billion, or 7.4%, decrease in average securities available for sale and a decrease in income on receive fixed/pay floating interest rate swaps used to extend the duration of the commercial loan portfolio. Short-term borrowing costs also increased due to higher balances needed to fund earning asset growth, as well as the significant rise in short-term interest rates over the past year.

Total average deposits increased $10.6 billion, or 65.6%, mainly due to growth in brokered and foreign deposits.

Provision for loan losses decreased $1.9 million.

Total noninterest income decreased $78.6 million mainly due to an increase in net securities losses of $76.6 million related to the investment portfolio restructuring in the third quarter of 2006.

Total noninterest expense decreased $78.7 million, or 75.1% mainly due to $91.0 million of merger expense in the nine months ended September 30, 2005.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding Management’s Discussion and Analysis of results of operations and financial condition. Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies and they have a significant impact on the financial statements. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. The Company’s accounting and reporting policies are in accordance with US GAAP, and they conform to general practices within the applicable industries. The Company has established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of the Company’s current accounting policies that are considered to involve significant management judgment. Additional accounting policies are described in detail in Note 1 - Principles of Consolidation and Basis of Presentation in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

The Company’s financial results are influenced by the Company’s process for determining an appropriate level for its ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially affect net income. For additional discussion of the allowance for loan and lease losses see the “Provision for Loan Losses and Allowance for Loan and Lease Losses” section beginning on page 43.

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

Fair value is based on quoted market prices for the same instrument or for similar instruments adjusted for any differences in terms. If market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. In instances where required by US GAAP, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations and MSRs. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The Company provides disclosure of the key economic assumptions used to measure MSRs and a sensitivity analysis to adverse changes to these assumptions in Note 12 – Securitization Activity/Mortgage Servicing Rights in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. The fair values of MSRs are based on discounted cash flow analyses utilizing dealer consensus prepayment speeds and market discount rates. A detailed discussion of key variables, including the discount rate, used in the determination of retirement and other postretirement obligations is in the Pension Accounting section of Management’s Discussion and Analysis included in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk beginning on page 46.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On August 25, 2006, the Company received notice from the Securities and Exchange Commission (“SEC”) that the SEC had terminated its formal inquiry into matters concerning the restatement of SunTrust’s financial statements for the first and second quarters of fiscal 2004 and related matters, and that the Staff of the SEC recommended to the Commission that no enforcement action be taken against the Company.

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

Item 1A.	RISK FACTORS

No material changes.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2006:

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	280,693	$71.63	265,000	2,987,796	N/A	N/A	N/A	N/A
February 1-28	1,275,102	70.62	1,270,000	1,717,796	N/A	N/A	N/A	N/A
March 1-31	8,619	74.96	—	10,000,000	N/A	N/A	N/A	N/A

Total first quarter 2006	1,564,414	$70.82	1,535,000		N/A	N/A	N/A	N/A

April 1-30	9,339	$73.76	—	10,000,000	N/A	N/A	N/A	N/A
May 1-31	15,068	76.69	—	10,000,000	N/A	N/A	N/A	N/A
June 1-30	4,797	76.58	—	10,000,000	N/A	N/A	N/A	N/A

Total second quarter 2006	29,204	$75.73	—		N/A	N/A	N/A	N/A

July 1-31	8,784	$77.95	—	10,000,000	N/A	N/A	N/A	N/A
August 1-31	1,642,860	76.68	1,640,000	8,360,000	N/A	N/A	N/A	N/A
September 1-30	8,025	76.79	—	8,360,000	—	—	—	—

Total third quarter 2006	1,659,669	$76.69	1,640,000		—	$—	—	—

Total year-to-date 2006	3,253,287	$73.86	3,175,000		—	$—	—	—

[1]

On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

[2]

This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the nine months ended September 30, 2006, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 15,693 shares in January, 2006 at an average price per share of $74.08; 5,102 shares in February, 2006 at an average price per share of $72.43; 8,619 shares in March, 2006 at an average price per share of $74.96; 9,339 shares in April, 2006 at an average price per share of $73.76; 15,068 shares in May, 2006 at an average price per share of $76.69; 4,797 shares in June, 2006 at an average price per share of $76.58; 8,784 shares in July, 2006 at an average price per share of $77.95; 2,860 shares in August, 2006 at an average price per share of $78.54; and 8,025 shares in September, 2006 at an average price per share of $76.79.

[3]

Effective April 1, 2006, the Board of Directors authorized the purchase of up to ten million shares of SunTrust common stock and terminated (effective March 31, 2006) the remaining authority to repurchase shares under the prior authorizations made on June 13, 2001 and November 12, 2002. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit	Description	Sequential Page Number

3.1

Amended and Restated Articles of Incorporation of the Registrant effective November 14, 1989, as amended effective as of April 24, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed March 26, 1999), as amended effective April 18, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed May 15, 2000), as amended September 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2006), and as amended October 23, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed October 24, 2006).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of November, 2006.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)