Form 10-K
period 2006-12-31
SUNTRUST BANKS INC
filed 2007-03-01
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2006 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number 001-08918

SUNTRUST BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Peachtree Street, N.E., Atlanta, Georgia 30308

(Address of principal executive offices)    (Zip Code)

(404) 588-7711

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which provided
Common Stock	New York Stock Exchange
Depositary Shares, each representing 1/4000th interest in a share of Perpetual Preferred Stock, Series A	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     X         No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes            No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. Yes            No      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes              No     X

At January 31, 2007 355,264,749 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2006 was approximately $27.0 billion, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to SunTrust’s Proxy Statement for its 2007 Annual Shareholder’s Meeting, which will be filed with the Commission no later than April 30, 2007 (the “Proxy Statement”). Certain Part I and Part II information required by Form 10-K is incorporated by reference to the SunTrust Annual Report to Shareholders, but the Annual Report to Shareholders shall not be deemed filed with the Commission.

PART I

Item 1.	BUSINESS

General

SunTrust Banks, Inc. (“SunTrust” or the “Company”) one of the nation’s largest commercial banking organizations is a diversified financial services holding company whose businesses provide a broad range of financial services to consumer and corporate customers. SunTrust was incorporated in 1984 under the laws of the State of Georgia. The principal executive offices of the Company are located in the SunTrust Plaza, Atlanta, Georgia 30308.

Additional information relating to our businesses and our subsidiaries is included in the information set forth in pages 17 through 70 of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Primary Market Areas

Through its flagship subsidiary SunTrust Bank, the Company provides deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, credit-related insurance, asset management, securities’ brokerage and capital market services. SunTrust enjoys strong market positions in some of the highest-growth markets in the United States and operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within the geographic footprint, SunTrust strategically operates under five business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (“CIB”), Mortgage, and Wealth and Investment Management. In addition, SunTrust provides clients with a selection of technology based banking channels, including the Internet, automated teller machines, PC and twenty-four hour telebanking. SunTrust’s client base encompasses a broad range of individuals and families, high net-worth clients, businesses, and institutions.

Acquisition and Disposition Activity

As part of its operations, the Company regularly evaluates the potential acquisition of, and holds discussions with, various financial institutions and other businesses of a type eligible for financial holding company ownership or control. In addition, the Company regularly analyzes the values of, and may submit bids for, the acquisition of customer-based funds and other liabilities and assets of such financial institutions and other businesses. The Company may also consider the potential disposition of certain of its assets, branches, subsidiaries or lines of businesses.

On October 1, 2004, the Company completed its merger with National Commerce Financial Corporation and on March 31, 2005, SunTrust sold the Receivables Capital Management factoring division. On September 29, 2006, SunTrust sold its Bond Trustee business. Additional information on these and other acquisitions and dispositions is included in Note 2 to the Consolidated Financial Statements in Item 8 which are incorporated herein by reference.

Government Supervision and Regulation

As a bank holding company and a financial holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). SunTrust Bank is a Georgia state bank which has branches in Georgia, Florida, Tennessee, Alabama,

Virginia, West Virginia, Maryland, North Carolina, South Carolina, the District of Columbia, Mississippi and Arkansas. SunTrust Bank is a member of the Federal Reserve System, and is regulated by the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance. Until February 2, 2007 SunTrust Bank also operated certain branches under the name “El Banco de Nuestra Comunidad, a division of SunTrust Bank” in Georgia.

The Company’s banking subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the bank and its subsidiaries. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state, subject to certain restrictions. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” as such terms are defined under regulations issued by each of the federal banking agencies.

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount and a portion of the unrealized gain on equity securities. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents the Company’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Banking organizations are required to maintain a ratio of at least five percent to be classified as “well capitalized.”

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order.

Regulators also must take into consideration: (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

There are various legal and regulatory limits on the extent to which the Company’s subsidiary bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state bank regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Federal Deposit Insurance Act (“the FDI Act”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, and establishing and maintaining an internal control structure, and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness.

On November 12, 1999, financial modernization legislation known as the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Under the GLB Act, a bank holding company which elects to become a financial holding company may engage in expanded securities activities, insurance sales, and underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject in each case to certain conditions. The Company has elected to become a financial holding company under the GLB Act. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In order to become and maintain its status as a financial holding company, the Company and all of its affiliated depository institutions must be “well-capitalized,” well-managed, and have at least a satisfactory Community Reinvestment Act of 1977 (“CRA”) rating. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities.

The USA Patriot Act of 2001 (“Patriot Act”) substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, including those of non-U.S. institutions that have a correspondent relationship in the United States; and clarifies the safe harbor from civil liability to customers. The United States Department of the Treasury has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-United States persons” or their representatives, to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators are focusing their examinations on anti-money laundering compliance, and the Company continues to enhance its anti-money laundering compliance programs.

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the Deposit Insurance Fund (“DIF”) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning in 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning in 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.

The Company’s non-banking subsidiaries are regulated and supervised by various regulatory bodies. For example, SunTrust Capital Markets, Inc. is a broker-dealer and investment adviser registered with the Securities and Exchange Commission (“SEC”) and a member organization of the New York Stock Exchange, Inc. and the National Association of Securities Dealers, Inc. (“NASD”). SunTrust Investment Services, Inc. is also a broker-dealer and investment adviser registered with the SEC and a member of the NASD. Trusco Capital Management, Inc. is an investment adviser registered with the SEC.

In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of bank/financial holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

Competition

SunTrust operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. The Company also faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. Some of the Company’s competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect the Company’s profitability.

The Company’s ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation” for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2006, there were 33,599 full-time equivalent employees within SunTrust. None of the domestic employees within the Company is subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

See also the following additional information which is incorporated herein by reference: Business Segments (under the caption “Business Segments” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) and in Note 22 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data (the “Notes”)); Net Interest Income (under the captions “Net Interest Income/Margin” and “Selected

Financial Data” in the MD&A); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 of the Notes); Outstanding Loans and Leases (under the caption “Loans” in the MD&A, and Note 6 of the Notes); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the caption “Liquidity Risk” in the MD&A and Note 10 of the Notes); Trading Account Liabilities (in Note 4 of the Notes); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk” in the MD&A); Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).

SunTrust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on the Company’s website at www.suntrust.com under the Investor Relations Section as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. In addition, SunTrust makes available on its website at www.suntrust.com under the heading Corporate Governance its: (i) Code of Ethics; (ii) Corporate Governance Guidelines; and (iii) the charters of SunTrust Board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, on its website. These corporate governance materials are also available free of charge in print to shareholders who request them in writing to: SunTrust Banks, Inc., Attention: Investor Relations Department, P.O. Box 4418, Center 645, Atlanta, Georgia 30302-4418.

The Company’s Annual Report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing financial statements of the Company and its consolidated subsidiaries.

Item 1A.	RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements

The information included or incorporated by reference in this Form 10-K may contain forward-looking statements. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

Forward looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Such statements are based upon the current beliefs and expectations of the management of SunTrust and on information currently available to management. The forward looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements speak as of the date hereof, and SunTrust does not assume any obligation to update the statements included or incorporated by reference or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Factors that might cause our future financial performance to vary from that described in our forward-looking statements include risks discussed in the MD&A and in other periodic reports filed with the SEC. In addition, the following discussion sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in our reports to the SEC also could adversely affect our results, and the reader should not consider this list of factors to be a complete set of all potential risks or uncertainties.

Business Risks

As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on business:

•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our loans held for sale;
•	An increase or decrease in the usage of unfunded commitments;
•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, costs of capital or liquidity.

Given our business mix, and the fact that most of the assets and liabilities are financial in nature, we tend to be particularly sensitive to market interest rate movement and the performance of the financial markets. In addition to the impact on the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•

The value of certain on-balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold, in particular, holdings in common stock of The Coca-Cola Company, which as of December 31, 2006 were valued at approximately $2.3 billion;

•	The yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways;
•	The value of assets for which we provide processing services; or
•	To the extent we access capital markets to raise funds to support the business, such changes could affect the cost of such funds or the ability to raise such funds.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They also can materially decrease the value of financial instruments we hold, such as debt securities and Mortgage Servicing Rights (“MSRs”). Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

A decline in the market for residential or commercial real estate could harm our revenues and profitability.

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

Clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.

Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments, such as the stock market, as providing superior expected returns. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing the Company’s funding costs.

Consumers may decide not to use banks to complete their financial transactions, which could affect net income.

Technology and other changes now allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits.

We have businesses other than banking which subjects the Company to a variety of risks.

We are a diversified financial services company. This diversity subjects earnings to a broader variety of risks and uncertainties.

Hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business.

Large scale natural disasters may significantly affect loan portfolios by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans. The ultimate impact of a natural disaster on future financial results is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers and other clients.

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect the Company’s credit ratings, which are important to its access to unsecured wholesale borrowings; significant changes in these ratings could change the cost and availability of these sources of funding.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of the business infrastructure such as Internet connections and network access. Any disruption in Internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect the business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in the business infrastructure could interrupt the operations or increase the costs of doing business.

We rely on our systems, employees and certain counterparties, and certain failures could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability of us to operate one or more of our businesses, potential liability to clients, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to customers and loss or liability to us. In addition there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.

Industry Risks

Regulation by federal and state agencies could adversely affect the business, revenue and profit margins.

We are heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal deposit insurance fund and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could receive regulatory sanctions and damage to our reputation. For more information, refer to Item 1 - “Business” beginning on page 1 of this Form 10-K.

Competition in the financial services industry is intense and could result in losing business or reducing margins.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously limited to commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

Future legislation could harm our competitive position.

Congress occasionally considers proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our activities, financial condition, or results of operations.

Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest margin and revenues from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

The Parent Company’s ability to receive dividends from its subsidiaries accounts for most of its revenue and could affect its liquidity and ability to pay dividends.

The Parent Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent Company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of its nonbank subsidiaries may pay to the Parent Company. Also, the Parent Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on the Parent Company’s ability to receive dividends from its subsidiaries could have a material adverse effect on the Parent Company’s liquidity and ability to pay dividends on common stock. For more information, refer to the “Liquidity Risk” section beginning on page 41 and Note 14, “Capital,” to the Consolidated Financial Statements.

Significant legal actions could subject us to substantial uninsured liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition.

Company Risks

We have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits.

We have historically pursued an acquisition strategy, and intend to continue to seek additional acquisition opportunities. We may not be able to successfully identify suitable candidates, negotiate appropriate acquisition terms, complete proposed acquisitions, successfully integrate acquired businesses into the existing operations, or expand into new markets. Once integrated, acquired operations may not achieve levels of revenues, profitability, or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies, and the diversion of management’s attention from other business concerns. We may not properly ascertain all such risks prior to an acquisition or prior to such a risk impacting us while integrating an acquired company. As a result, difficulties encountered with acquisitions could have a material adverse effect on the business, financial condition, and results of operations.

Furthermore, we must generally receive federal regulatory approval before we can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, future prospects, including current and projected capital levels, the competence, experience, and integrity of management, compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act, and the effectiveness of the acquiring institution in combating money laundering activities. In addition, we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Consequently, we might be required to sell portions of the acquired institution as a condition to receiving regulatory approval or we may not obtain regulatory approval for a proposed acquisition on acceptable terms or at all, in which case we would not be able to complete the acquisition despite the time and expenses invested in pursuing it.

We depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer.

The success of our business to date has been, and the continuing success will be, dependent to a large degree on the continued services of executive officers, especially our President and Chief Executive Officer, James M. Wells, III, and other key personnel who have extensive experience in the industry. We do not carry key person life insurance on any of the executive officers or other key personnel. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, the business could be impacted.

We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement the business strategy.

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment of qualified employees. Our ability to execute the business strategy and provide high quality service may suffer if we are unable to recruit or retain a sufficient number of qualified employees or if the costs of employee compensation or benefits increase substantially.

Our accounting policies and methods are key to how we report our financial condition and results of operations. They may require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with Generally Accepted Accounting Principles in the United States (“US GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty of estimates about these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” section beginning on page 63 and Note 1, “Accounting Policies,” to the Consolidated Financial Statements in this report for more information.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including:

•	variations in our quarterly operating results;
•	changes in market valuations of companies in the financial services industry;
•	fluctuations in stock market prices and volumes;
•	issuances of shares of common stock or other securities in the future;
•	the addition or departure of key personnel;
•	seasonal fluctuations;
•	changes in financial estimates or recommendations by securities analysts regarding SunTrust or shares of our common stock; and
•	announcements by us or our competitors of new services or technology, acquisitions, or joint ventures.

General market fluctuations, industry factors, and general economic and political conditions and events, such as terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, also could cause our stock price to decrease regardless of operating results.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by SunTrust in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Item 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of the Company’s fiscal year relating to the Company’s periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2.	PROPERTIES

The Company’s headquarters is located in Atlanta, Georgia. As of December 31, 2006, SunTrust Bank owned 995 of its 1,701 full-service banking offices and leased the remaining banking offices. (See Note 8, “Premises and Equipment” to the Consolidated Financial Statements.)

Item 3.	LEGAL PROCEEDINGS

On August 25, 2006, the Company received notice from the Securities and Exchange Commission that the SEC had terminated its formal inquiry into matters concerning the restatement of SunTrust’s consolidated financial statements for the first and second quarters of 2004 and related matters, and that the Staff of the SEC recommended to the Commission that no enforcement action be taken against the Company.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which the Common Stock of the Company is traded is the New York Stock Exchange (“NYSE”). See Item 6 and Table 16 in the MD&A for information on the high and the low closing sales prices of the Common Stock on the NYSE, which is incorporated herein by reference. During the twelve months ended December 31, 2006 and 2005, we paid a quarterly dividend of $.61 and $.55 per share of Common Stock. Our Common Stock is held by approximately 38,328 Registered Shareholders as of December 31, 2006. See Table 22 in the MD&A on page 69 for information on the monthly share repurchases activity, including total common shares repurchased and announced programs, weighted average per share price and the remaining buy-back authority under the announced programs, which is incorporated herein by reference.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total Shareholder return on SunTrust Common Stock against the cumulative total return of the S&P Composite-500 Stock Index, the S&P Diversified Banks Index and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2001 and ended December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SunTrust Banks, Inc., The S & P 500 Index,

The S & P Diversified Banks Index And The S & P Commercial Bank Industry

* $ 100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06

SunTrust Banks, Inc.	100.00	93.26	120.64	128.31	130.24	156.04
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P 500 Diversified Banks Index	100.00	98.98	130.74	153.64	157.87	183.59
S & P 500 Commercial Bank Industry Index	100.00	102.95	132.58	144.97	146.75	170.57

The Company added the cumulative total return on the S&P 500 Commercial Bank Industry Index this year in advance of retiring the comparison to the S&P 500 Diversified Banks Index in 2008 and replacing it with this index. The reason for this transition is that the Company believes the S&P 500 Commercial Bank Industry Index provides a more comprehensive representation of peer banks than does the S&P 500 Diversified Banks Index, which currently is comprised of four banks. The S&P 500 Commercial Bank Industry Index is currently comprised of 19 banks and includes the four banks that are currently included in the S&P 500 Diversified Banks Index.

Item 6.	SELECTED FINANCIAL DATA

	Twelve Months Ended December 31
(Dollars in millions, except per share and other data)	2006	2005	2004	2003	2002	2001
Summary of Operations
Interest, fees, and dividend income	$9,792.0	$7,731.3	$5,218.4	$4,768.8	$5,135.2	$6,279.6
Interest expense	5,131.6	3,152.3	1,533.2	1,448.5	1,891.5	3,027.0

Net interest income	4,660.4	4,579.0	3,685.2	3,320.3	3,243.7	3,252.6
Provision for loan losses	262.5	176.9	135.6	313.6	469.8	275.2

Net interest income after provision for loan losses	4,397.9	4,402.1	3,549.6	3,006.7	2,773.9	2,977.4
Noninterest income	3,468.4	3,155.0	2,604.4	2,303.0	2,268.8	2,051.9
Noninterest expense	4,879.9	4,690.7	3,897.0	3,400.6	3,219.4	2,999.9

Income before provision for income taxes	2,986.4	2,866.4	2,257.0	1,909.1	1,823.3	2,029.4
Provision for income taxes	869.0	879.2	684.1	576.8	491.5	653.9

Net income	2,117.4	1,987.2	1,572.9	1,332.3	1,331.8	1,375.5
Preferred stock dividends	7.7	-	-	-	-	-

Net income available to common shareholders	$2,109.7	$1,987.2	$1,572.9	$1,332.3	$1,331.8	$1,375.5

Net interest income-FTE	$4,748.4	$4,654.5	$3,743.6	$3,365.3	$3,283.2	$3,293.4
Total revenue-FTE	8,216.8	7,809.5	6,348.0	5,668.3	5,552.0	5,345.3

Net income per average common share
Diluted	$5.82	$5.47	$5.19	$4.73	$4.66	$4.72
Diluted, excluding merger expense	5.82	5.64	5.25	4.73	4.80	4.72
Basic	5.87	5.53	5.25	4.79	4.71	4.78
Dividends paid per average common share	2.44	2.20	2.00	1.80	1.72	1.60

Selected Average Balances
Total assets	$180,315.1	$168,088.8	$133,754.3	$122,325.4	$108,516.1	$102,884.2
Earning assets	158,428.7	146,639.8	117,968.8	108,094.9	95,569.7	92,034.1
Loans	119,645.2	108,742.0	86,214.5	76,137.9	71,270.4	70,023.0
Consumer and commercial deposits	97,175.3	93,355.0	77,091.5	69,443.7	65,429.6	56,775.6
Brokered and foreign deposits	26,490.2	17,051.5	10,041.4	10,595.3	5,727.6	7,793.1
Total shareholders’ equity	17,546.7	16,526.3	11,469.5	9,083.0	8,725.7	8,073.8

As of December 31
Total assets	$182,161.6	$179,712.8	$158,869.8	$125,250.5	$117,322.5	$104,740.6
Earning assets	159,063.8	156,640.9	137,813.4	111,266.5	103,696.6	93,327.5
Loans	121,454.3	114,554.9	101,426.2	80,732.3	73,167.9	68,959.2
Allowance for loan and lease losses	1,044.5	1,028.1	1,050.0	941.9	930.1	867.1
Consumer and commercial deposits	99,775.9	97,572.4	92,109.7	72,924.6	70,226.8	62,281.2
Brokered and foreign deposits	24,245.7	24,480.8	11,251.6	8,264.9	9,479.8	5,255.2
Long-term debt	18,992.9	20,779.2	22,127.2	15,313.9	11,879.8	12,660.6
Total shareholders’ equity	17,813.6	16,887.4	15,986.9	9,731.2	8,769.5	8,359.6

Financial Ratios and Other Data
Return on average total assets	1.17%	1.18%	1.18%	1.09%	1.23%	1.34%
Return on average total assets less net unrealized securities gains	1.17	1.17	1.19	1.01	1.10	1.24
Return on average common shareholders’ equity	12.13	12.02	13.71	14.67	15.26	17.04
Return on average realized common shareholders’ equity	12.72	12.70	15.65	15.98	16.67	19.68
Net interest margin	3.00	3.17	3.17	3.11	3.44	3.58
Efficiency ratio	59.39	60.06	61.39	59.99	57.99	56.12
Efficiency ratio, excluding merger expense	59.39	58.80	60.94	59.99	57.70	56.12
Tangible efficiency ratio	58.13	58.54	60.17	58.86	56.93	55.26
Effective tax rate	29.10	30.67	30.31	30.21	26.96	32.22
Allowance to year-end loans	0.86	0.90	1.04	1.17	1.27	1.26
Nonperforming assets to total loans plus OREO and other repossessed assets	0.49	0.29	0.40	0.47	0.74	0.87
Common dividend payout ratio	41.7	40.0	38.4	37.9	36.8	33.7
Full-service banking offices	1,701	1,657	1,676	1,183	1,184	1,128
ATMs	2,569	2,782	2,804	2,225	2,286	1,944
Full-time equivalent employees	33,599	33,406	33,156	27,578	27,622	28,391
Tier 1 capital ratio	7.72%	7.01%	7.16%	7.85%	7.47%	8.02%
Total capital ratio	11.11	10.57	10.36	11.75	11.62	12.18
Tier 1 leverage ratio	7.23	6.65	6.64	7.37	7.30	7.94
Total average shareholders’ equity to total average assets	9.73	9.83	8.58	7.43	8.04	7.85
Tangible equity to tangible assets	6.03	5.56	5.68	6.82	6.52	7.58
Book value per common share	48.78	46.65	44.30	34.52	31.04	28.97
Market price:
High	$85.64	$75.77	$76.65	$71.73	$70.20	$72.35
Low	69.68	65.32	61.27	51.44	51.48	57.29
Close	84.45	72.76	73.88	71.50	56.92	62.70
Market capitalization	29,972	26,338	26,659	20,157	16,080	18,095
Average common shares outstanding (000s)
Diluted	362,802	363,454	303,309	281,434	286,052	291,584
Basic	359,413	359,066	299,375	278,295	282,495	287,702

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This narrative will assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information of the Company. It should be read in conjunction with the Consolidated Financial Statements and Notes on pages 73 through 130.

Effective October 1, 2004, National Commerce Financial Corporation (“NCF”) merged with SunTrust. The results of operations for NCF were included with SunTrust’s results beginning October 1, 2004. Prior periods do not reflect the impact of the merger.

In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The Company also presents diluted earnings per common share excluding merger expense and an efficiency ratio excluding merger expense that exclude merger charges related to the NCF acquisition. The Company believes the exclusion of the merger charges, which represent incremental costs to integrate NCF’s operations, is more reflective of normalized operations. Additionally, the Company presents a return on average realized common shareholders’ equity, as well as a return on average common shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains/losses and a return on average total assets (“ROA”). The return on average realized common shareholders’ equity and return on average assets less net unrealized securities gains/losses exclude realized securities gains and losses, The Coca-Cola Company dividend, and net unrealized securities gains. Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.3 billion as of December 31, 2006, the Company believes ROA and ROE excluding these impacts from the Company’s securities portfolio is the more comparative performance measure when being evaluated against other companies. SunTrust presents a tangible efficiency ratio and a tangible equity to tangible assets ratio which exclude the cost of and the other effects of intangible assets resulting from merger and acquisition (“M&A”) activity. The Company believes these measures are useful to investors because, by removing the effect of intangible asset costs and merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare the Company’s efficiency and capital adequacy to other companies in the industry. The measures are utilized by management to assess the efficiency of the Company and its lines of business as well as the capital adequacy of the Company. The Company provides reconcilements on pages 67 and 68 for all non-US GAAP measures. Certain reclassifications may be made to prior period financial statements and related information to conform them to the 2006 presentation.

SunTrust reported net income available to common shareholders of $2,109.7 million, or $5.82 per diluted common share for the year ended December 31, 2006. For the fourth quarter of 2006, SunTrust reported net income available to common shareholders of $498.6 million or $1.39 per diluted common share. These results have been revised from the earnings results the Company reported in its January 19, 2007 earnings release in which the Company reported net income available to common shareholders of $2,134.8 million, or $5.88 per diluted common share for the year ended December 31, 2006 and net income available to common shareholders of $523.6 million, or $1.46 per diluted common share for the fourth quarter ended December 31, 2006. The reduction in earnings relates to a $40 million increase in the provision for loan losses associated with the previously disclosed large commercial credit.

Subsequent to year end, the Company continued to work with the borrower associated with this large commercial credit to identify all possible sources of repayment. As of December 31, 2006 and at the time of the 2006 earnings release, the Company had recorded a specific reserve which reflected management’s best estimate of the expected loss based on information available at that time. In February 2007, certain events occurred which resulted in a reduction of management’s estimate of the net realizable amount of the loan. On February 23, 2007, the borrower signed a definitive agreement to sell the majority of its assets, primarily customer contracts, to an unrelated third party at a value that was less than previously estimated due in large part to a reduction in the borrower’s revenues after December 31, 2006. As a result of the sale of the majority of the borrower’s assets, the large commercial credit was partially repaid and the remainder of the Company’s exposure to this borrower was charged-off. This resulted in an additional $40 million in provision for loan losses and a $68.8 million charge- off.

SunTrust provided the financing to the purchaser. The Company believes the purchaser is financially stable, and the new financing reflects market terms and conditions. The terms of the definitive sale agreement include a component of contingent consideration of approximately $31 million, based on the future performance of the purchased customer contracts. The performance period ends during the third quarter of 2007. The contingent portion of the purchase was structured under a separate note. Since the ultimate amount of repayment on this note is based on the future performance of the purchased customer contracts, the note is classified as non accrual and the Company recorded a specific reserve based on the estimated amount of consideration to be received. Nonperforming loans declined $130.5 million as a result of the definitive agreement and new financing.

Management evaluated these events and determined that in accordance with generally accepted accounting principles that it was necessary to reflect these revisions to the estimated net realizable amount of the loan in its 2006 financial statements since these subsequent events occurred prior to the filing of the Company’s 2006 Annual Report on Form 10-K. The revision to management’s estimate subsequent to year end does not constitute a control deficiency. Rather, it is a reflection of the extremely fluid nature of the workout activities associated with this large commercial credit and specific events which took place subsequent to year end. All of the financial information included in the Company’s 2006 Annual Report on Form 10-K has been updated to reflect these revisions.

INTRODUCTION

SunTrust is headquartered in Atlanta, Georgia, and operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within the geographic footprint, SunTrust strategically operates under five business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage.

Despite a challenging operating environment in 2006, which included fierce deposit competition and a prolonged flat to inverted yield curve, SunTrust was able to grow diluted earnings per common share by 6.4% over 2005. Loans, deposits and our overall customer base continued to grow in 2006, which reflects our intense focus on sales and client service. As the year progressed and market conditions became increasingly difficult, we were able to overcome the negative impact the yield curve had on net interest income with strong fee income growth and by ratcheting up expense control. The Company also instituted an efficiency and productivity program in the second half of 2006 which we expect to yield significant benefits over the next several years. The efficiency and productivity initiatives, coupled with our sales and service focus and strong credit culture, provide momentum going into 2007 and beyond.

The following is a summary of the Company’s 2006 financial performance:

•

Total revenue-FTE increased $407.3 million, or 5.2%, compared to 2005. Noninterest income sources contributed $313.3 million, or 76.9% of the increase, led by strong mortgage production and servicing income while net interest income-FTE contributed $93.9 million, or 23.1% of the increase.

•

Net interest income-FTE increased $93.9 million, or 2.0%; however the net interest margin declined 17 basis points to 3.00%. The margin decline was the result of the flat to inverted yield curve experienced throughout 2006 which compressed interest rate spreads on earning assets. The average earning asset yield increased 92 basis points compared to 2005 while the average interest bearing liability cost increased 128 basis points, resulting in a 36 basis point decline in interest rate spread. Additionally, there was a shift in the mix of deposits to higher cost products, with certificates of deposits increasing, while other deposit products, specifically DDA, money market, and savings, declined.

•	Noninterest income improved $313.3 million, or 9.9%, compared to 2005. The increase was driven by strong mortgage production and servicing income and gain on the sale of the Bond Trustee business.
•	Noninterest expense increased $189.1 million, or 4.0%, compared to 2005. The increase was driven by higher personnel costs due to increased headcount, normal merit raises, and higher benefits cost.
•

Net charge-offs as a percentage of average loans was 0.21% for 2006 and included the charge-off of a large commercial loan that was determined to be nonperforming in the third quarter of 2006. This credit was the primary driver of an $85.6 million, or 48.4%, increase in provision for loan losses compared to 2005. Nonperforming assets increased $259.6 million compared to December 31, 2005 due primarily to an increase in residential real estate nonperforming loans, which was driven mainly by the maturation of this portfolio, and more specifically in well-collateralized or insured conforming and Alt-A first mortgage loans.

CONSOLIDATED RESULTS

TABLE 1 - Analysis of changes in Net Interest Income1

	2006 Compared to 2005 Increase (Decrease) Due to			2005 Compared to 2004 Increase (Decrease) Due to
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans:
Real estate 1-4 family	$382.6	$180.5	$563.1	$375.0	$69.4	$444.4
Real estate construction	188.4	136.5	324.9	226.1	97.4	323.5
Real estate home equity lines	77.3	214.6	291.9	202.9	167.1	370.0
Real estate commercial	57.6	117.5	175.1	129.2	116.2	245.4
Commercial - FTE[2]	51.8	346.8	398.6	167.0	387.2	554.2
Business credit card	5.5	(1.2)	4.3	4.4	(0.2)	4.2
Consumer - direct	(80.0)	57.3	(22.7)	73.6	41.2	114.8
Consumer - indirect	(25.1)	26.1	1.0	1.8	(26.7)	(24.9)
Nonaccrual and restructured	4.4	(1.0)	3.4	1.5	(7.3)	(5.8)
Securities available for sale:
Taxable	(98.3)	108.1	9.8	87.2	132.7	219.9
Tax-exempt [2]	5.0	(0.9)	4.1	15.0	(1.0)	14.0
Funds sold and securities purchased under agreements to resell	(8.6)	22.4	13.8	0.4	24.2	24.6
Loans held for sale	166.3	76.0	242.3	170.7	33.7	204.4
Interest-bearing deposits	2.5	-	2.5	0.1	0.6	0.7
Interest earning trading assets	23.7	37.4	61.1	27.8	12.8	40.6

Total interest income	753.1	1,320.1	2,073.2	1,482.7	1,047.3	2,530.0

Interest Expense
NOW accounts	-	139.0	139.0	21.5	76.3	97.8
Money market accounts	(19.2)	214.8	195.6	26.1	213.9	240.0
Savings	(9.6)	31.6	22.0	(7.3)	8.9	1.6
Consumer time	101.0	158.8	259.8	108.5	64.3	172.8
Other time	147.3	106.8	254.1	107.1	38.8	145.9
Brokered deposits	321.9	204.2	526.1	177.9	88.7	266.6
Foreign deposits	84.6	150.6	235.2	17.4	124.6	142.0
Funds purchased	20.3	74.1	94.4	1.0	79.6	80.6
Securities sold under agreements to repurchase	19.9	116.6	136.5	4.9	118.1	123.0
Other short-term borrowings	(52.1)	47.0	(5.1)	22.9	41.9	64.8
Long-term debt	(143.9)	265.6	121.7	140.0	144.0	284.0

Total interest expense	470.2	1,509.1	1,979.3	620.0	999.1	1,619.1

Net change in net interest income	$282.9	($189.0)	$93.9	$862.7	$48.2	$910.9

[1]

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

[2]

Interest income includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis.

Net Interest Income/Margin

Net interest income for 2006 was $4,748.4 million, an increase of $93.9 million, or 2.0%, from 2005. Net interest income benefited from strong earning asset growth, in particular, loans and loans held for sale.

The net interest margin decreased 17 basis points to 3.00% in 2006 due to spread compression from the continued flat to inverted yield curve. An overall decline in low cost deposits, as well as a shift in the deposit mix to higher cost certificates of deposit also contributed to the decrease. Continuation or acceleration of this trend in customer preferences for higher yielding deposits and a prolonged flat to inverted yield curve, or other external factors, could have a further negative impact on net interest margin in future periods. The Company has incorporated initiatives to mitigate further margin compression with an emphasis on growing lower cost deposits.

While both short-term and long-term interest rates have risen for the last year, the yield curve has flattened considerably. The Federal Reserve Bank Fed Funds rate averaged 4.97% for 2006, an increase of 175 basis points over the 2005 average, and one-month LIBOR increased 167 basis points to average 5.13% in 2006. In contrast, the five-year swap rate averaged 5.23%, an increase of 75 basis points over the 2005 average, and the ten-year swap rate increased 60 basis points over the same time period to an average rate of 5.33%. As a result, incremental asset growth, in particular mortgage loans and mortgage loans held for sale, were funded at tighter spreads due to higher short-term borrowing costs. The 2006 earning asset yield increased 92 basis points from 2005, while total interest-bearing liability costs increased 128 basis points from the prior year. Loan yield improved 95 basis points and securities available for sale yield increased 43 basis points from the prior year.

Average earning assets were up $11.8 billion, or 8.0%, and average interest-bearing liabilities increased $11.2 billion, or 9.3%, for 2006 compared to 2005. Average loans increased $10.9 billion, or 10.0%, primarily due to mortgage loans, average securities available for sale decreased $2.0 billion, or 7.7%, and average loans held for sale increased $2.6 billion, or 31.2%, compared to 2005. The decline in securities available for sale was a result of the 2006 repositioning initiative to improve the portfolio yield and delever the balance sheet. Further details of the portfolio repositioning are provided in the “Securities Available for Sale” section beginning on page 32.

The Company continued to take steps to obtain alternative lower cost funding sources, such as developing initiatives to grow customer deposits. Campaigns to attract client deposits were implemented in 2005 and continued in the fourth quarter of 2006 as evidenced by the $3.8 billion increase in average consumer and commercial deposits compared to 2005. The net growth in consumer and commercial deposits was entirely in certificates of deposit as consumers have focused on higher paying deposits in the current rate environment. Low cost deposits (noninterest-bearing deposits, certain NOW accounts, and savings) declined due to lower cost deposits migrating to higher cost certificates of deposits as well as customers seeking alternative investments offered by the Company such as off balance sheet money market mutual funds.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of one basis point on the net interest margin in both 2006 and 2005.

TABLE 2 - Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

	2006			2005			2004
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$33,523.5	$2,022.6	6.03%	$26,972.2	$1,459.4	5.41%	$19,961.9	$1,015.0	5.08%
Real estate construction	12,333.9	923.8	7.49	9,621.6	598.9	6.22	5,728.3	275.4	4.81
Real estate home equity lines	13,565.2	1,032.3	7.61	12,361.1	740.4	5.99	8,502.6	370.4	4.36
Real estate commercial	12,803.7	866.6	6.77	11,865.6	691.4	5.83	9,427.9	446.0	4.73
Commercial - FTE[2]	33,836.1	2,087.4	6.17	32,852.2	1,688.7	5.14	28,962.4	1,134.5	3.92
Business credit card	315.3	19.1	6.09	226.7	14.9	6.58	160.5	10.7	6.69
Consumer - direct	4,460.8	313.6	7.03	5,690.7	336.3	5.91	4,375.4	221.5	5.06
Consumer - indirect	8,376.6	477.6	5.70	8,833.4	476.7	5.40	8,802.4	501.6	5.70
Nonaccrual and restructured	430.1	16.6	3.85	318.5	13.2	4.14	293.1	19.0	6.48

Total loans	119,645.2	7,759.6	6.49	108,742.0	6,019.9	5.54	86,214.5	3,994.1	4.63
Securities available for sale:
Taxable	23,430.9	1,146.8	4.89	25,557.9	1,137.0	4.45	23,429.8	917.1	3.91
Tax-exempt[2]	954.5	55.8	5.85	868.7	51.7	5.95	617.1	37.7	6.11

Total securities available for sale	24,385.4	1,202.6	4.93	26,426.6	1,188.7	4.50	24,046.9	954.8	3.97
Funds sold and securities under agreements to resell	1,158.6	57.0	4.92	1,404.8	43.2	3.08	1,376.9	18.6	1.35
Loans held for sale	11,082.8	728.0	6.57	8,447.8	485.7	5.75	5,427.1	281.3	5.18
Interest-bearing deposits	93.4	3.3	3.59	25.0	0.9	3.47	18.1	0.2	0.98
Interest earning trading assets	2,063.3	129.5	6.28	1,593.6	68.4	4.29	885.3	27.8	3.14

Total earning assets	158,428.7	9,880.0	6.24	146,639.8	7,806.8	5.32	117,968.8	5,276.8	4.47
Allowance for loan and lease losses	(1,061.3)			(1,041.8)			(989.5)
Cash and due from banks	3,834.8			4,313.4			3,732.9
Premises and equipment	1,915.8			1,846.6			1,672.7
Other assets	14,619.1			13,585.9			8,060.4
Noninterest earning trading assets	957.5			795.5			936.8
Unrealized gains on securities available for sale	1,620.5			1,949.4			2,372.2

Total assets	$180,315.1			$168,088.8			$133,754.3

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$17,214.4	$307.8	1.79%	$17,213.7	$168.9	0.98%	$13,777.5	$71.0	0.52%
Money market accounts	24,507.9	634.5	2.59	25,589.2	438.9	1.72	22,864.7	198.9	0.87
Savings	5,371.1	79.1	1.47	6,320.0	57.1	0.90	7,225.4	55.5	0.77
Consumer time	15,622.7	614.6	3.93	12,526.4	354.8	2.83	8,333.5	182.0	2.18
Other time	11,146.9	492.9	4.42	7,390.7	238.7	3.23	3,843.3	92.8	2.42

Total interest-bearing consumer and commercial deposits	73,863.0	2,128.9	2.88	69,040.0	1,258.4	1.82	56,044.4	600.2	1.07
Brokered deposits	17,425.7	880.5	5.05	10,182.2	354.5	3.48	4,273.5	87.9	2.06
Foreign deposits	9,064.5	455.3	5.02	6,869.3	220.1	3.20	5,767.9	78.1	1.35

Total interest-bearing deposits	100,353.2	3,464.7	3.45	86,091.5	1,833.0	2.13	66,085.8	766.2	1.16
Federal funds purchased	4,439.5	222.9	5.02	3,888.3	128.5	3.31	3,810.5	47.9	1.26
Securities sold under agreements to repurchase	7,087.0	320.1	4.52	6,443.0	183.7	2.85	5,986.2	60.6	1.01
Other short-term borrowings	1,507.1	90.0	5.96	2,663.5	94.9	3.57	1,709.9	30.2	1.77
Long-term debt	18,600.7	1,033.9	5.56	21,713.9	912.2	4.20	18,075.4	628.3	3.48

Total interest-bearing liabilities	131,987.5	5,131.6	3.89	120,800.2	3,152.3	2.61	95,667.8	1,533.2	1.60
Noninterest-bearing deposits	23,312.3			24,315.0			21,047.1
Other liabilities	7,468.6			6,447.3			5,569.9
Shareholders’ equity	17,546.7			16,526.3			11,469.5

Total liabilities and shareholders’ equity	$180,315.1			$168,088.8			$133,754.3

Interest Rate Spread			2.35%			2.71%			2.87%

Net Interest Income - FTE[3]		$4,748.4			$4,654.5			$3,743.6

Net Interest Margin[4]			3.00%			3.17%			3.17%

1 Beginning in 2006 and for each of the six years ended December 31, the interest income includes loan fees of $115.1 million, $123.6 million, $121.6 million, $123.8 million, $122.6 million, and $148.7 million, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. Beginning in 2006 and for each of the six years ended December 31, the net taxable-equivalent adjustment amounts included in the above table were $88.0 million, $75.5 million, $58.4 million, $45.0 million, $39.5 million, and $40.8 million, respectively.

3 Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income by $105.6 million in 2006, increased net interest income by $104.4 million in 2005, $151.5 million in 2004, $64.0 million in 2003, decreased net interest income $50.4 million in 2002, and $37.4 million in 2001.

4 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets. During the second quarter of 2006, the net interest margin calculation was revised as a result of the Company segregating certain noninterest earning trading assets that had previously been included with interest earning trading assets. All prior periods presented were restated to reflect this refinement. Management believes this refined method to be a more reflective measure of net interest margin due to the interest earning nature of these assets.

	2003			2002			2001
(Dollars in millions; yields on taxable-equivalentbasis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields Rates

Assets
Loans:[1]
Real estate 1-4 family	$15,689.7	$901.6	5.75%	$14,965.0	$1,029.8	6.88%	$16,173.6	$1,210.3	7.48%
Real estate construction	4,149.5	190.9	4.60	3,749.3	203.5	5.43	3,632.0	270.0	7.43
Real estate home equity lines	6,098.0	267.3	4.38	4,193.7	212.9	5.08	2,400.7	190.8	7.95
Real estate commercial	9,203.7	454.6	4.94	8,705.8	511.1	5.87	7,796.4	579.9	7.44
Commercial - FTE[2]	28,616.2	1,060.2	3.70	27,522.5	1,196.4	4.35	29,126.6	1,833.1	6.29
Business credit card	129.7	9.0	6.91	97.6	7.4	7.65	81.0	6.8	8.44
Consumer - direct	3,675.7	186.2	5.07	4,382.4	255.5	5.83	4,448.7	331.9	7.46
Consumer - indirect	8,103.3	548.5	6.77	7,115.7	559.5	7.86	5,933.6	502.5	8.47
Nonaccrual and restructured	472.1	14.1	2.98	538.4	15.6	2.89	430.4	15.8	3.68

Total loans	76,137.9	3,632.4	4.77	71,270.4	3,991.7	5.60	70,023.0	4,941.1	7.06
Securities available for sale:
Taxable	20,994.4	676.2	3.22	16,890.3	818.6	4.85	15,904.8	1,033.9	6.50
Tax-exempt[2]	374.1	24.1	6.46	408.3	28.0	6.85	448.7	35.7	7.95

Total securities available for sale	21,368.5	700.3	3.28	17,298.6	846.6	4.89	16,353.5	1,069.6	6.54
Funds sold and securities under agreements to resell	1,387.0	15.7	1.13	1,390.4	24.5	1.76	1,250.3	51.2	4.09
Loans held for sale	8,587.7	448.3	5.22	4,410.8	280.4	6.36	2,949.9	211.5	7.17
Interest-bearing deposits	10.5	0.1	1.39	404.7	7.0	1.73	167.6	5.8	3.43
Interest earning trading assets	603.3	17.0	2.81	794.8	24.5	3.09	1,289.8	41.3	3.20

Total earning assets	108,094.9	4,813.8	4.45	95,569.7	5,174.7	5.41	92,034.1	6,320.5	6.87
Allowance for loan and lease losses	(950.8)			(924.3)			(876.3)
Cash and due from banks	3,432.1			3,343.2			3,383.4
Premises and equipment	1,588.7			1,621.2			1,599.7
Other assets	6,655.0			5,373.4			4,043.3
Noninterest earning trading assets	1,162.5			801.1			-
Unrealized gains on securities available for sale	2,343.0			2,731.8			2,700.0

Total assets	$122,325.4			$108,516.1			$102,884.2

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$11,702.0	$50.7	0.43%	$10,315.4	$74.5	0.72%	$8,471.3	$101.2	1.20%
Money market accounts	22,218.5	203.5	0.92	20,470.9	326.8	1.60	15,830.1	527.6	3.33
Savings	6,259.3	46.7	0.75	6,310.0	85.1	1.35	6,066.6	171.5	2.83
Consumer time	7,975.4	201.7	2.53	9,342.4	347.1	3.72	9,092.6	468.8	5.16
Other time	3,461.6	80.0	2.31	3,722.8	102.1	2.74	3,823.9	200.6	5.25

Total interest-bearing consumer and commercial deposits	51,616.8	582.6	1.13	50,161.5	935.6	1.87	43,284.5	1,469.7	3.40
Brokered deposits	3,662.0	111.2	3.04	2,537.2	130.1	5.13	2,617.7	115.3	4.40
Foreign deposits	6,933.3	77.8	1.12	3,190.4	51.6	1.62	5,175.4	227.5	4.39

Total interest - bearing deposits	62,212.1	771.6	1.24	55,889.1	1,117.3	2.00	51,077.6	1,812.5	3.55
Federal funds purchased	6,025.0	66.2	1.10	3,902.0	62.2	1.59	4,768.5	190.8	4.00
Securities sold under agreements to repurchase	5,641.9	40.0	0.71	6,474.2	78.3	1.21	6,515.1	221.4	3.40
Other short-term borrowings	2,211.7	33.5	1.52	924.8	14.1	1.52	1,593.8	63.4	3.98
Long-term debt	12,657.1	537.2	4.24	11,960.0	619.6	5.18	12,497.2	739.0	5.91

Total interest - bearing liabilities	88,747.8	1,448.5	1.63	79,150.1	1,891.5	2.39	76,452.2	3,027.1	3.96
Noninterest-bearing deposits	17,826.9			15,268.1			13,491.1
Other liabilities	6,667.7			5,372.2			4,867.1
Shareholders’ equity	9,083.0			8,725.7			8,073.8

Total liabilities and shareholders’ equity	$122,325.4			$108,516.1			$102,884.2

Interest Rate Spread			2.82%			3.02%			2.91%

Net Interest Income - FTE[3]		$3,365.3			$3,283.2			$3,293.4

Net Interest Margin[4]			3.11%			3.44%			3.58%

1 Beginning in 2006 and for each of the six years ended December 31, the interest income includes loan fees of $115.1 million, $123.6 million, $121.6 million, $123.8 million, $122.6 million, and $148.7 million, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2 Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. Beginning in 2006 and for each of the six years ended December 31, the net taxable-equivalent adjustment amounts included in the above table were $88.0 million, $75.5 million, $58.4 million, $45.0 million, $39.5 million, and $40.8 million, respectively.

3 Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income by $105.6 million in 2006, increased net interest income by $104.4 million in 2005, $151.5 million in 2004, $64.0 million in 2003, decreased net interest income $50.4 million in 2002, and $37.4 million in 2001.

4 The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets. During the second quarter of 2006, the net interest margin calculation was revised as a result of the Company segregating certain noninterest earning trading assets that had previously been included with interest earning trading assets. All prior periods presented were restated to reflect this refinement. Management believes this refined method to be a more reflective measure of net interest margin due to the interest earning nature of these assets.

TABLE 3 - Noninterest Income

	Year Ended December 31
(Dollars in millions)	2006	2005	2004	2003	2002	2001
Service charges on deposit accounts	$763.7	$772.5	$700.0	$643.1	$612.9	$510.2
Trust and investment management income	686.9	673.7	586.8	502.4	504.5	486.1
Retail investment services	234.0	213.3	192.8	161.8	136.7	107.8
Other charges and fees	462.1	456.5	390.5	326.3	296.9	240.3
Card fees	247.6	210.8	153.4	119.6	120.0	113.6
Investment banking income	230.6	216.5	206.7	192.5	177.0	108.5
Trading account profits and commissions	113.0	145.1	127.8	109.9	103.2	95.7
Mortgage production related income	217.4	144.9	57.8	150.1	92.3	82.2
Mortgage servicing related income (expense)	121.7	41.9	11.1	(177.5)	(110.1)	(6.1)
Net gain on sale of Bond Trustee business	112.8	-	-	-	-	-
Net gain on sale of RCM assets	-	23.4	-	-	-	-
Other noninterest income	329.1	263.6	219.2	150.9	130.9	160.5

Total noninterest income before securities (losses)/gains	3,518.9	3,162.2	2,646.1	2,179.1	2,064.3	1,898.8
Securities (losses)/gains	(50.5)	(7.2)	(41.7)	123.9	204.5	153.1

Total noninterest income	$3,468.4	$3,155.0	$2,604.4	$2,303.0	$2,268.8	$2,051.9

Noninterest Income

Noninterest income for 2006 was $3,468.4 million, an increase of $313.4 million, or 9.9%, compared to 2005. The primary drivers of the increase were increases in mortgage production and servicing income, card fees, retail investment services, investment banking income, trust and investment management income, and the $112.8 million net gain on the sale of the Bond Trustee business. These increases were partially offset by declines in trading account profits and commissions, service charges on deposits, higher net securities losses in 2006 and the sale of Receivables Capital Management, which resulted in a net gain of $23.4 million in 2005.

Combined mortgage related income increased $152.3 million, or 81.5%, compared to 2005. The increase was driven by higher loan production, increased secondary marketing deliveries, and higher servicing income. Mortgage production for 2006 was $55.4 billion, up $7.7 billion, or 16.2%, compared to 2005. Loan sales to investors were $40.9 billion, an increase of $13.2 billion, or 47.6%, compared to 2005. The increase in mortgage servicing income was driven by a larger servicing portfolio and the realization of the value embedded in mortgage servicing rights through the securitization and/or sale of a portion of the servicing rights. The sale/securitization of servicing rights resulted in a gain of $66.3 million in 2006. These positive drivers of mortgage servicing income were partially offset by a $29.1 million, or 17.5% increase in mortgage servicing rights amortization due to a larger servicing portfolio. Total loans serviced for third parties were $91.5 billion and $68.9 billion as of December 31, 2006 and 2005, respectively.

Card fees, which include fees from business credit cards and debit card fees from consumers and businesses, increased $36.8 million, or 17.5%, compared to 2005. The increase was primarily due to an increase in interchange fee income due to increased transaction volume. The higher transaction volumes were due to increased debit card penetration (number of account holders who have debit cards) which continued to trend upward as consumers increased the use of this form of payment. Service charges on deposit accounts decreased $8.8 million, or 1.1%, due to a decline in consumer NSF fees as well as customer migration from fee based checking products to free checking account products.

Retail investment services increased $20.7 million, or 9.7%, compared to 2005. The increase was attributable to improvements in annuity, managed account and new business revenues.

Investment banking income increased $14.1 million, or 6.5%, compared to 2005. The increase was driven by strong debt capital markets revenue in the securitization, structured leasing and loan syndication businesses. Trading account profits and commissions declined $32.1 million, or 22.1%, primarily due to negative interest rate related marks on securitization residuals and economic hedges outside of the Corporate and Investment Banking line of business. Trading activities in the CIB line of business represented only a third of the overall decline, primarily due to a decline in fixed income sales and trading resulting from the flat to inverted yield curve experienced throughout 2006.

Trust and investment management income increased $13.2 million, or 2.0%, compared to 2005. An overall increase in assets under management and improved market conditions resulted in higher income. Assets under management increased 4.3% compared to December 31, 2005 due to net new business and an increase in equity market valuations. Trust and investment management income and assets under management were impacted by the sale of the Bond Trustee business in the third quarter of 2006. Approximately $21 billion in non-managed corporate trust assets were transferred to U.S. Bank in the third quarter. For the first nine months of 2006, prior to the sale, the Bond Trustee business generated approximately $17 million of revenue, a majority of which was classified as trust and investment management income. The sale of the business, which generated a pre-tax gain of $112.8 million, was part of an effort by the Company to modify its business mix by focusing on its high-growth core business lines and market segments.

Other noninterest income increased $65.5 million or 24.8% primarily as a result of gains recognized on the sale/securitization of student loans, higher Affordable Housing revenue, and higher revenue related to structured transactions. Net securities losses increased $43.3 million compared to 2005 driven by $116.1 million of securities losses incurred in 2006 as a result of restructuring the securities portfolio. These losses were partially offset by gains realized on equity positions sold by the Company in 2006. Further discussion of the bond portfolio restructuring is provided in the “Securities Available for Sale” section of Management’s Discussion and Analysis.

TABLE 4 - Noninterest Expense

	Twelve Months Ended December 31,
(Dollars in millions)	2006	2005	2004	2003	2002	2001
Employee compensation	$2,253.5	$2,117.2	$1,804.9	$1,585.9	$1,512.1	$1,484.5
Employee benefits	471.9	417.1	363.4	358.6	306.4	193.0

Total personnel expense	2,725.4	2,534.3	2,168.3	1,944.5	1,818.5	1,677.5
Net occupancy expense	334.2	312.1	268.2	237.3	229.3	210.4
Outside processing and software	393.6	357.4	286.3	246.7	225.2	199.1
Equipment expense	197.0	204.0	184.9	178.4	174.8	189.8
Marketing and customer development	173.2	156.7	128.3	100.3	80.0	104.0
Consulting and legal	113.0	112.6	81.0	57.4	91.1	87.7
Amortization of intangible assets	103.2	119.0	77.6	64.5	58.9	46.3
Credit and collection services	101.6	84.9	66.7	70.3	64.6	74.6
Postage and delivery	92.7	85.4	69.8	69.0	69.4	64.0
Other staff expense	92.5	90.1	66.0	60.4	52.0	58.5
Communications	72.9	79.2	67.2	61.3	64.8	59.2
Operating supplies	54.0	53.2	46.8	39.8	46.8	48.3
FDIC premiums	22.6	23.1	19.5	18.0	17.4	16.0
Merger expense	-	98.6	28.4	-	16.0	-
Other real estate expense/(income)	0.2	(1.2)	(1.8)	(2.0)	(0.1)	(4.2)
Loss on extinguishment of debt	11.7	-	-	-	-	-
Other expense	392.1	381.3	339.8	254.7	210.7	168.7

Total noninterest expense	$4,879.9	$4,690.7	$3,897.0	$3,400.6	$3,219.4	$2,999.9

Year-over-year growth rate	4.0%	20.4%	14.6%	5.6%	7.3%	6.1%
Efficiency ratio	59.4	60.1	61.4	60.0	58.0	56.1

Noninterest Expense

Noninterest expense increased $189.2 million, or 4.0%, compared to 2005. The increase was driven by a $191.1 million, or 7.5%, increase in total personnel expense. The increase was primarily due to merit increases, contract programming, higher pension expense, and increased headcount, while revenue based incentive costs were relatively flat. Headcount increased 887 full time equivalent positions from December 31, 2005 to September 30, 2006, however, declined 694 positions from September 30, 2006 to December 31, 2006. This 2.0% decline in total headcount in the fourth quarter is an example of positive results from cost savings initiatives implemented in the second half of 2006.

Net occupancy expense increased $22.1 million, or 7.1%, compared to 2005. The increase was driven by higher rent related to new offices and branches, as the Company continues to invest in the retail distribution network, higher leasehold improvements, and utility costs. Outside processing and software increased $36.2 million, or 10.1%, compared to 2005 due to higher processing costs associated with higher transaction volumes and higher software maintenance costs.

Marketing and customer development expense increased $16.5 million, or 10.5%, primarily due to the Company’s marketing campaigns focused on customer acquisition and deposit promotion. Amortization of intangible assets decreased $15.8 million, or 13.3%, compared to 2005 due to lower core deposit intangible amortization.

Noninterest expense was further impacted by a $16.7 million, or 19.7%, increase in credit and collection services primarily due to higher loan closing costs from increased volumes. The Company incurred a loss on extinguishment of debt of $11.7 million in 2006 as part of its capital restructuring initiative. Merger expense of $98.6 million was incurred in 2005 related to the NCF integration process.

In January 2007, the Company announced an efficiency and productivity program that emphasizes an increased focus on sustainable efficiency and productivity improvements. The Company anticipates cost savings of $400 million by the end of 2009 through initiatives identified in corporate real estate, supplier management, off-shoring, and process/organizational reviews. The $400 million of anticipated cost savings does not include the cost of incremental investments for these initiatives.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. In 2006, the provision was $869.0 million, compared to $879.2 million in 2005. The provision represents an effective tax rate of 29.1% for 2006 compared to 30.7% for 2005. The decrease in the effective tax rate was primarily attributable to an adjustment to the Company’s state income tax liabilities based on the filing of its 2005 income tax returns and the resolution of certain tax positions.

TABLE 5 - Loan Portfolio by Types of Loans

	As of December 31
(Dollars in millions)	2006	2005	2004	2003	2002	2001
Commercial	$34,613.9	$33,764.2	$31,823.8	$30,681.9	$28,693.6	$28,945.9
Real estate:
Home equity lines	14,102.7	13,635.7	11,519.2	6,965.3	5,194.8	2,776.7
Construction	13,893.0	11,046.9	7,845.4	4,479.8	4,002.4	3,627.3
Residential mortgages	33,830.1	29,877.3	24,553.5	17,208.1	14,248.6	14,520.4
Commercial real estate	12,567.8	12,516.0	12,083.8	9,330.1	9,101.8	8,152.0
Consumer:
Direct	4,160.1	5,060.8	6,622.3	3,539.6	3,991.3	4,378.1
Indirect	7,936.0	8,389.5	6,802.9	8,394.5	7,824.1	6,466.8
Business credit card	350.7	264.5	175.3	133.0	111.3	92.0

Total loans	$121,454.3	$114,554.9	$101,426.2	$80,732.3	$73,167.9	$68,959.2

Loans held for sale	$11,790.1	$13,695.6	$6,580.2	$5,552.1	$7,747.8	$4,319.6

TABLE 6 - Funded Exposures by Selected Industries1

	As of December 31, 2006		As of December 31, 2005
(Dollars in millions)	Loans	% of Total Loans	Loans	% of Total Loans
Construction	$7,881.1	6.5%	$6,591.8	5.8%
Real estate	6,782.7	5.6	5,890.4	5.1
Business services & nonprofits	6,132.1	5.0	4,545.3	4.0
Retail trade	5,050.6	4.2	4,551.0	4.0
Manufacturing	3,889.0	3.2	4,150.9	3.6
Wholesale trade	3,080.2	2.5	2,845.8	2.5
Health & social assistance	2,922.5	2.4	2,835.1	2.5
Finance & insurance	2,670.7	2.2	2,795.4	2.4
Professional, scientific & technical services	1,958.9	1.6	2,123.5	1.9
Public administration	1,965.2	1.6	1,831.8	1.6
Information	1,838.3	1.5	1,583.7	1.4
Accomodation & food services	1,501.1	1.2	1,339.6	1.2
Transportation & warehousing	1,436.5	1.2	1,360.4	1.2
Arts, entertainment & recreation	1,206.9	1.0	1,177.1	1.0
Administrative and support	1,037.3	0.9	1,011.7	0.9

1Industry groupings are loans in aggregate greater than $1 billion as of December 31, 2006 based on the North American Industry Classification System.

TABLE 7 - Allowance for Loan and Lease Losses

	As of December 31
(Dollars in millions)	2006[1]	2005[1]	2004[1]	2003[2]	2002	2001
Allocation by Loan Type
Commercial	$415.9	$439.6	$433.0	$369.3	$408.5	$435.8
Real estate	443.1	394.1	369.7	159.3	150.8	145.5
Consumer loans	95.5	109.4	159.6	344.3	332.8	251.3
Non-pool specific element	90.0	85.0	87.7	69.0	38.0	34.5

Total	$1,044.5	$1,028.1	$1,050.0	$941.9	$930.1	$867.1

Year-end Loan Types as a Percent of Total Loans
Commercial	28.8%	29.2%	31.6%	38.2%	39.4%	42.0%
Real estate	61.2	58.7	55.2	47.0	44.5	42.3
Consumer loans	10.0	12.1	13.2	14.8	16.1	15.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

[1]

The 2006, 2005 and 2004 allocation reflects the implementation of a new ALLL methodology that is more granular than in prior periods. The new methodology segregates the portfolio into 17 sub-portfolios and incorporates a weighted average of expected loss derived from an internal risk rating system. Beginning in 2004 the allocation also includes the acquired portfolio of NCF.

[2]

In 2003 and prior periods, the allocation reflected an apportionment of the ALLL that had been categorized as “environmental factors,” which is now included in the Company’s homeogeneous loan pool estimates.

Loans

Total loans as of December 31, 2006 were $121.5 billion, an increase of $6.9 billion, or 6.0%, from December 31, 2005. The growth rate was impacted by the sale from the portfolio of approximately $1.8 billion in residential real estate loans and the sale or securitization of $2.1 billion of consumer direct student loans in 2006.

Residential mortgages increased $4.0 billion, or 13.2%, compared to December 31, 2005. This growth was due to continued demand for portfolio products. Additionally impacting loan growth was strong demand for construction lending resulting in a $2.8 billion, or 25.8%, increase in construction loans compared to December 31, 2005. The majority of the Company’s construction portfolio is residential real estate related which typically requires minimum pre-sales and equity from the borrower. The construction lending portfolio has minimal exposure to speculative condo investor activity. Commercial loans increased $0.8 billion, or 2.5%, from December 31, 2005, driven by increased corporate demand and growth in lease financing.

Loans held for sale, which predominantly consists of warehoused mortgage loans, were $11.8 billion, a decrease of $1.9 billion, or 13.9%, from December 31, 2005. The decrease was attributable to loan sales exceeding the origination of loans held for sale due in part to the interest rate and housing market environments in 2006.

Allowance for Loan and Lease Losses

SunTrust continuously monitors the quality of its loan portfolio and maintains an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable losses inherent in its loan portfolio. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. At year-end 2006, the Company’s total allowance was $1.0 billion, which represented 0.86% of period-end loans.

In addition to the review of credit quality through ongoing credit review processes, the Company employs a variety of modeling and estimation tools for measuring credit risk that are used to construct an appropriate ALLL. The Company’s allowance framework has three basic elements: a formula-based component for pools of homogeneous loans; specific allowances for loans reviewed for individual impairment; and an unallocated component that is based on other inherent risk factors and imprecision associated with modeling and estimation processes. This framework enables the Company to better align loss estimation practices with the different types of credit risk inherent in the loan portfolio.

The first element — the general allowance for homogeneous loan pools — is determined by applying allowance factors to pools of loans within the portfolio that have similar characteristics in terms of line of business and product type. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical charge-off experience and expected losses. Expected losses are based on estimated probabilities of default and losses given default derived from an internal risk rating process. These baseline factors are developed and applied to the various loan pools. Adjustments are made to the baseline factor for specific loan pools based on an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk-rating data. These influences may include elements such as changes in credit underwriting or recent observable asset quality trends. Finally, the baseline factors are adjusted using a number of models which are intended to compensate for internal and external portfolio influences that may not be captured in the adjusted baseline factors. The Company continually evaluates its allowance methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will evolve over time. As of December 31, 2006 and 2005, the general allowance calculations totaled $937.1 million and $929.3 million, respectively. The increase was due to loan growth and higher allowance factors associated with residential mortgage products, partially offset by lower allowance factors associated with Corporate Banking products.

The second element of the ALLL analysis involves the estimation of allowances specific to individual impaired loans. In this process, specific allowances are established for nonaccruing commercial and residential loans greater than $2 million based on a thorough analysis of the most probable sources of repayment, including discounted future cash flows, liquidation of collateral, or the market value of the loan itself. As of December 31, 2006 and 2005, the specific allowance related to impaired loans totaled $17.4 million and $13.8 million, respectively.

The third element of the allowance is the unallocated reserve that addresses inherent losses that are not otherwise evaluated in the first two elements. The qualitative factors of this third allowance element are subjective and require a high degree of management judgment. These factors include the inherent imprecision in mathematical models, recent economic uncertainty, losses incurred from recent events, and lagging or incomplete data. As of December 31, 2006 and 2005, the allowance estimated in the third element totaled $90.0 million and $85.0 million, respectively.

The Company’s charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90-days past-due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with FFIEC guidelines. Commercial loans and real estate loans are typically placed on non-accrual when principal or interest is past-due for 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

The ratio of the allowance for loan and lease losses to total nonperforming loans decreased to 196.4% as of December 31, 2006 from 346.9% as of December 31, 2005. The decline in this ratio was due to a $235.5 million increase in nonperforming loans driven primarily by a $183.4 million increase in residential mortgage nonperforming loans. The increase in residential mortgage nonperforming loans was driven mainly by maturation of this portfolio, predominantly in well-collateralized or insured conforming and alternative mortgage products that have an average loan-to-value below 80%.

In addition to reserves held in the ALLL, the Company had $2.5 million and $3.6 million in other liabilities as of December 31, 2006 and 2005, respectively that represents a reserve against certain unfunded commitments, including letters of credit.

TABLE 8-Summary of Loan and Lease Losses Experience

	Year Ended December 31
(Dollars in millions)	2006	2005	2004	2003	2002	2001
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,028.1	$1,050.0	$941.9	$930.1	$867.1	$874.5
Allowance from acquisitions and other activity - net	-	-	173.8	9.3	15.5	(10.2)
Provision for loan losses	262.5	176.9	135.5	313.6	469.8	275.2
Charge-offs
Commercial	(183.5)	(112.0)	(114.6)	(197.7)	(297.0)	(220.0)
Real estate:
Home equity lines	(28.8)	(24.5)	(12.6)	(5.8)	(5.0)	(2.8)
Construction	(2.3)	(6.0)	(4.1)	(0.8)	(0.8)	(0.3)
Residential mortgages	(29.6)	(22.8)	(20.2)	(16.3)	(11.7)	(8.0)
Commercial real estate	(8.1)	(3.1)	(5.5)	(5.6)	(17.8)	(5.9)
Consumer loans:
Direct	(22.0)	(37.2)	(25.1)	(28.6)	(28.4)	(24.6)
Indirect	(82.3)	(109.6)	(133.9)	(139.5)	(129.4)	(64.4)

Total charge-offs	(356.6)	(315.2)	(316.0)	(394.3)	(490.1)	(326.0)

Recoveries
Commercial	30.0	36.3	49.9	39.8	28.8	25.4
Real estate:
Home equity lines	6.9	6.2	3.3	1.4	1.4	0.8
Construction	2.0	0.8	0.1	0.4	0.4	0.4
Residential mortgages	7.9	8.1	6.4	3.6	2.3	1.4
Commercial real estate	6.2	2.6	1.4	1.4	3.9	1.8
Consumer loans:
Direct	12.1	13.5	10.0	8.5	8.8	8.3
Indirect	45.4	48.9	43.7	28.1	22.2	15.5

Total recoveries	110.5	116.4	114.8	83.2	67.8	53.6

Net charge-offs	(246.1)	(198.8)	(201.2)	(311.1)	(422.3)	(272.4)

Balance - end of period	$1,044.5	$1,028.1	$1,050.0	$941.9	$930.1	$867.1

Average loans	$119,645.2	$108,742.0	$86,214.5	$76,137.9	$71,270.4	$70,023.0
Year-end loans outstanding	121,454.3	114,554.9	101,426.2	80,732.3	73,167.9	68,959.2

Ratios:
Allowance to year-end loans	0.86%	0.90%	1.04%	1.17%	1.27%	1.26%
Allowance to nonperforming loans	196.4	346.9	281.3	268.1	182.0	155.4
Net charge-offs to average loans	0.21	0.18	0.23	0.41	0.59	0.39
Provision to average loans	0.22	0.16	0.16	0.41	0.66	0.39
Recoveries to total charge-offs	31.0	36.9	36.3	21.1	13.8	16.4

TABLE 9 - Nonperforming Assets and Accruing Loans Past Due 90 Days or More

	As of December 31,
(Dollars in millions)	2006	2005	2004	2003	2002	2001
Nonperforming Assets
Nonaccrual loans
Commercial	$106.8	$70.9	$130.9	$165.9	$351.3	$377.6
Real estate
Construction	38.6	24.4	32.8	4.4	10.0	4.0
Residential mortgages	286.7	103.3	104.5	85.4	82.5	79.9
Commercial Real Estate	55.4	44.6	36.7	48.6	38.0	62.8
Consumer loans	16.3	28.7	49.3	32.2	29.2	33.8

Total nonaccrual loans	503.8	271.9	354.2	336.5	511.0	558.1
Restructured loans	28.0	24.4	19.1	14.8	-	-

Total nonperforming loans	531.8	296.3	373.3	351.3	511.0	558.1
Other real estate owned (OREO)	55.4	30.7	28.6	16.5	18.0	20.7
Other repossessed assets	6.6	7.2	8.8	10.3	13.0	21.0

Total nonperforming assets	$593.8	$334.2	$410.7	$378.1	$542.0	$599.8

Ratios
Nonperforming loans to total loans	0.44%	0.26%	0.37%	0.44%	0.70%	0.81%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.49	0.29	0.40	0.47	0.74	0.87

Accruing Loans Past Due 90 Days or More	$351.5	$371.5	$214.3	$196.4	$177.9	$185.5

Provision for Loan Losses

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate ALLL. The analysis includes the evaluation of impaired loans as prescribed under Statement of Financial Accounting Standards (“SFAS”) Nos. 114 “Accounting by Creditors for Impairment of a Loan” and 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and pooled loans and leases as prescribed under SFAS No. 5, “Accounting for Contingencies.” For the year ended December 31, 2006, the provision for loan losses was $262.5 million, an increase of $85.6 million, or 48.4%, from 2005. The increase was due primarily to the recognition of a specific reserve for a large commercial loan placed on nonperforming status in the third quarter of 2006.

For the year ended December 31, 2006, net charge-offs were $246.1 million, an increase of $47.3 million, or 23.8%, from the $198.8 million of net charge-offs recorded in 2005. Net charge-offs as a percentage of total loans was 0.21% for the year ended December 31, 2006, an increase of three basis points compared to 2005. The increase in net charge-offs was due to the charge-off of a large commercial loan placed on nonperforming status in the third quarter of 2006. The provision for loan losses was $16.4 million greater than net charge-offs for 2006, resulting in a corresponding increase in ALLL. The increase was due to loan growth.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, other real estate owned (“OREO”) and other repossessed assets totaled $593.8 million as of December 31, 2006, an increase of $259.6 million, or 77.7%, compared to December 31, 2005. The increase was primarily due to higher residential mortgage and commercial nonperforming loans. Nonperforming residential mortgages increased $183.4 million, or 177.5%, driven mainly by the maturation of this portfolio, predominantly in well-collateralized or insured conforming and alternative mortgage products that have an average loan-to-value below 80%. Commercial nonperforming loans increased $35.9 million, or 50.6%, primarily due to approximately $31 million remaining in nonperforming loans related to financing the purchase of the assets of the borrower associated with the previously disclosed large commercial loan. See pages 17 and 18 for additional details regarding this loan.

When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is either recorded using the cash basis method of accounting or recognized at the end of the loan after the principal has been reduced to zero, depending on the type of loan. If and when a nonaccrual loan is returned to accruing status, the accrued interest at the date the loan is placed on nonaccrual status, and foregone interest during the nonaccrual period, are recorded as interest income only after all principal has been collected for commercial loans. For consumer loans and residential mortgage loans, the accrued interest at the date the loan is placed on nonaccrual status, and foregone interest during the nonaccrual period, are recorded as interest income as of the date the loan no longer meets the 90 and 120 days past due criteria, respectively. During the years ended December 31, 2006 and 2005 cash basis interest income for nonaccrual loans amounted to $16.6 million and $13.2 million, respectively. For the years ended December 31, 2006 and 2005, estimated interest income of $41.6 million and $28.3 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Accruing loans past due ninety days or more decreased $20.0 million from December 31, 2005 to $351.5 million as of December 31, 2006. The decrease was primarily driven by sales of delinquent but accruing student loans in 2006.

TABLE 10 - Securities Available for Sale

	As of December 31
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations
2006	$1,608.0	$8.6	$16.1	$1,600.5
2005	2,593.8	0.6	47.4	2,547.0
2004	2,543.9	7.2	13.0	2,538.1
States and political subdivisions
2006	$1,032.3	$13.4	$4.6	$1,041.1
2005	914.1	15.5	3.9	925.7
2004	841.6	25.1	1.1	865.6
Asset-backed securities
2006	$1,128.0	$1.9	$17.6	$1,112.3
2005	1,630.8	8.2	26.3	1,612.7
2004	2,590.0	7.6	19.1	2,578.5
Mortgage-backed securities
2006	$17,337.3	$37.4	$243.8	$17,130.9
2005	17,354.5	11.6	343.5	17,022.6
2004	18,367.0	58.2	99.9	18,325.3
Corporate bonds
2006	$468.9	$1.5	$7.6	$462.8
2005	1,090.6	2.6	22.8	1,070.4
2004	1,667.1	19.7	7.5	1,679.3
Other securities[1]
2006	$1,423.9	$2,330.2	-	$3,754.1
2005	1,370.0	1,977.4	-	3,347.4
2004	921.3	2,032.9	-	2,954.2
Total securities available for sale
2006	$22,998.4	$2,393.0	$289.7	$25,101.7
2005	24,953.8	2,015.9	443.9	26,525.8
2004	26,930.9	2,150.7	140.6	28,941.0

1Includes the Company’s investment in 48.2 million shares of common stock of The Coca-Cola Company.

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company managed the portfolio in 2006 with the goal of continuing to improve yield while reducing the size to partially fund loan growth and reduce the Company’s use of wholesale funding. Consistent with this goal, the Company restructured a portion of the investment portfolio during the latter half of 2006.

As part of the restructuring, the Company sold $4.4 billion of shorter-term securities across several categories, namely mortgage-backed and agency securities, with a 3.62% yield and reinvested approximately $2.4 billion in longer-term securities with a 5.55% yield. In addition to reinvesting in these securities, $1.5 billion of receive-fixed interest rate swaps on commercial loans were executed at 5.50% to extend the duration of the balance sheet and improve the earning asset yield. Securities losses of $116.1 million were realized in conjunction with the restructuring. These losses represented approximately 2.6% of the securities sold. The underlying securities began gradually incurring unrealized losses approximately two years ago in connection with the increase in interest rates. The Company’s analysis indicated that the combination of these steps were sufficient to achieve its current asset liability management objectives. The Company continues to monitor economic and Company specific performance in order to determine if incremental balance sheet management tactics are appropriate.

The average yield for 2006 improved to 4.93% compared to 4.50% for 2005. The average yield continued to improve to 5.12% for the fourth quarter of 2006. The Company lengthened the estimated average life of the portfolio from 3.3 years at December 31, 2005 to 4.2 years at December 31, 2006. Likewise, the portfolio’s average duration increased from 2.8 as of December 31, 2005 to 3.5 as of December 31, 2006. Duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates. A duration of 3.5 suggests an expected price change of 3.5% for a one percent change in interest rates, without considering any embedded call or prepayment options. The size of the securities portfolio decreased $1.4 billion to $25.1 billion, or 13.8%, of total assets at December 31, 2006, down from $26.5 billion or 14.8% of total assets at December 31, 2005. Net securities losses of $50.5 million were realized during 2006, primarily due to the repositioning of the securities portfolio, but were partially offset by gains realized on equity positions sold by the Company in 2006. Net securities losses realized for the year ended December 31, 2005 were $7.2 million compared to net losses of $41.7 million realized for the year ended December 31, 2004. The current mix of securities as of December 31, 2006 is shown in Table 10.

The carrying value of the investment portfolio, all of which is classified as securities available for sale, reflected $2.1 billion in net unrealized gains at December 31, 2006, including a $2.3 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company. The net unrealized gain of this common stock investment increased $379.2 million, while the net unrealized loss on the remainder of the portfolio of $221.4 million, or 1.0% of amortized cost, improved $152.1 million compared to December 31, 2005. These changes in market value did not affect the net income of SunTrust, but were included in other comprehensive income. The Company reviews all of its securities with unrealized losses for impairment at least quarterly. As of December 31, 2006, the Company has the ability and intent to hold the remaining securities with unrealized losses to recovery.

Deposits

TABLE 11 - Composition of Average Deposits

	Year Ended December 31			Percent of Total
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Noninterest-bearing	$23,312.3	$24,315.0	$21,047.1	18.9%	22.0%	24.2%
NOW accounts	17,214.4	17,213.7	13,777.5	13.9	15.6	15.8
Money market accounts	24,507.9	25,589.2	22,864.7	19.8	23.2	26.2
Savings	5,371.1	6,320.0	7,225.4	4.3	5.7	8.3
Consumer time	15,622.7	12,526.4	8,333.5	12.7	11.4	9.6
Other time	11,146.9	7,390.7	3,843.3	9.0	6.7	4.4

Total consumer and commercial deposits	97,175.3	93,355.0	77,091.5	78.6	84.6	88.5
Brokered deposits	17,425.7	10,182.2	4,273.5	14.1	9.2	4.9
Foreign deposits	9,064.5	6,869.3	5,767.9	7.3	6.2	6.6

Total deposits	$123,665.5	$110,406.5	$87,132.9	100.0%	100.0%	100.0%

Average consumer and commercial deposits were $97.2 billion, an increase of $3.8 billion, or 4.1%, compared to 2005. The growth was exclusively in higher cost consumer time and other time deposits. Specifically, consumer time and other time deposits increased $6.9 billion, or 34.4%, and were offset by declines in money market, savings, and noninterest bearing DDA account balances. Money market accounts declined $1.1 billion, or 4.2%, savings accounts declined $0.9 billion, or 15.0%, and noninterest bearing DDA account balances declined $1.0 billion, or 4.1%. The decline in these products was the result of deposit migration to higher cost time deposits as well as customers moving balances to alternative investments such as repurchase agreements or money market mutual funds to take advantage of higher interest rates.

Average brokered and foreign deposits were $26.5 billion, an increase of $9.4 billion, or 55.4%, compared to 2005. The increase was due to the Company’s reliance on these wholesale funding sources to fund earning asset growth not supported by consumer and commercial deposit growth. Earning asset growth funded by higher cost wholesale borrowing have narrower spreads resulting in lower net interest income than incremental earning asset growth supported by consumer and commercial deposits. Consumer and commercial deposit growth is a key initiative for the Company, as it focuses on deposit gathering opportunities across all lines business throughout the geographic footprint. The Company has already instituted a number of initiatives to attract deposits. These initiatives include the modification of incentive plans to place greater emphasis on deposit and package account sales, enhancing online banking products and partnering with other well known brands in deposit oriented promotions. As of the end of 2006 these initiatives had not yielded meaningful results.

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

The Company and SunTrust Bank (the “Bank”) are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of December 31, 2006, the Company had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.72%, 11.11%, and 7.23%, respectively. This compares to ratios as of December 31, 2005 of 7.01%, 10.57%, and 6.65%, respectively. SunTrust is committed to remaining well capitalized.

In the fourth quarter of 2006, the Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements, No. 87, 88, 106, and 132 (R).” The adoption of this standard resulted in a reduction of total equity of $385.0 million. On December 14, 2006, the federal bank and thrift regulatory agencies announced an interim decision that the adoption of SFAS 158 would not impact banking organizations’ regulatory capital. See Note 16, “Employee Benefits” to the Consolidated Financial Statements for more information.

In connection with planned capital restructurings, the Company replaced higher cost capital with $500 million of Series A perpetual preferred stock, $500 million of preferred purchase securities and $1 billion of enhanced trust preferred securities. The perpetual preferred stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. See Note 14, “Capital” to the Consolidated Financial Statements for more information on the perpetual preferred stock. In conjunction with the issuance of the preferred purchase securities, $500 million of 5.588% junior subordinated debentures with a 36 year initial maturity were issued. The junior subordinated debt will be remarketed after five years and the Company can defer interest on the debentures for up to seven years. Also, the Company entered into a forward purchase contract which provides for the issuance of $500 million of preferred stock following the successful remarketing of the junior subordinated debt, but in any case no later than December 15, 2012. The preferred stock will be callable immediately after issuance at the option of the Company. In conjunction with the issuance of the enhanced trust preferred securities, $1 billion of 6.10% junior subordinated debentures were issued that initially mature in 2036.

The proceeds from the Series A perpetual preferred stock and preferred purchase securities totaling approximately $1 billion, were used to repurchase $1 billion in outstanding Common Stock of the Company, with $870.7 million repurchased through an accelerated share repurchase initiated in October of 2006. In the fourth quarter of 2006 the Company also exercised its right to call $1 billion of higher cost trust preferred securities and issued the aforementioned $1 billion of lower cost, more efficient enhanced trust preferred securities, lowering the Company’s overall cost of capital.

In connection with the issuances of the Series A Preferred Stock of SunTrust Banks, Inc., the Fixed to Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I, and the 6.10% Enhanced Trust Preferred Securities of SunTrust Capital VIII (collectively, the “Issued Securities”), SunTrust entered into Replacement Capital Covenants (“RCCs”). The RCCs limit SunTrust’s ability to repay, redeem or repurchase the Issued Securities (or certain related securities). Each Replacement Capital Covenant was executed by SunTrust in favor of the holders of certain debt securities, which are initially the holders of SunTrust’s 6% Subordinated Notes due 2026 (CUSIP No. 867914AH6). The Replacement Capital Covenants are more fully described in Current Reports on Form 8-K filed on September 12, 2006, November 6, 2006 and December 6, 2006.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Director’s (the “Board”). Management assesses capital needs based on expected growth and the current economic climate. In 2006, the Company repurchased 3,175,000 shares for $234.4 million under a Board authorization program compared to 2,775,000 shares for $196.4 million repurchased in 2005. As of December 31, 2006, the Company was authorized to purchase up to an additional 8,360,000 shares under publicly announced plans or programs. This authorization does not include a maximum of

$1 billion or 13,333,334 shares authorized by the Board in August of 2006. Under the August authorization, the Company entered into an Accelerated Share Repurchase agreement and has already repurchased 9,926,589 shares for $870.7 million, net of settlement costs. The Company could receive additional shares under the agreement, dependent upon the volume weighted average price per share of SunTrust common stock over a period concluding in March of 2007, subject to a maximum of 2,647,093 shares. The Company chose the Accelerated Share Repurchase agreement rather than repurchase shares under its existing program because an open market repurchase would have taken considerably longer subjecting the Company to potentially higher repurchase prices. Additionally, the Accelerated Share Repurchase agreement provided market visibility of the Company’s intent to reduce its share base. The Company declared and paid common dividends totaling $879.6 million in 2006, or $2.44 per common share, on net income available to common shareholders of $2,109.7 million. The dividend payout ratio was 41.7% for 2006 versus 40.0% for 2005.

TABLE 12 - Capital Ratios

	As of December 31
(Dollars in millions)	2006	2005	2004	2003	2002	2001
Tier 1 capital[1]	$12,524.7	$11,079.8	$9,783.7	$8,930.0	$8,106.1	$7,994.2
Total capital	18,024,9	16,713.6	14,152.6	13,365.9	12,609.8	12,144.2
Risk-weighted assets	162,236.7	158,132.3	136,642.8	113,711.3	108,501.1	99,700.9
Risk-based ratios:
Tier 1 capital	7.72%	7.01%	7.16%	7.85%	7.47%	8.02%
Total capital	11.11	10.57	10.36	11.75	11.62	12.18
Tier 1 leverage ratio	7.23	6.65	6.64	7.37	7.30	7.94
Total shareholders’ equity to assets	9.78	9.40	10.06	7.76	7.47	7.98

1Tier 1 capital includes trust preferred obligations of $2.4 billion at the end of 2006, $1.9 billion at the end of 2005 and 2004, and $1.7 billion at the end of 2003, 2002 and 2001. Tier 1 capital also includes qualifying minority interests in consolidated subsidiaries of $455 million at the end of 2006, $467 million at the end of 2005, $451 at the end of 2004, 2003 and 2002, and $100 million at the end of 2001.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, SunTrust is exposed to various risks. To manage the major risks that are inherent to the Company and to provide reasonable assurance that key business objectives will be achieved, the Company has established an enterprise risk governance process and formed the SunTrust Enterprise Risk Program (“SERP”). Moreover, the Company has policies and various risk management processes designed to effectively identify, monitor and manage risk.

Management continually refines and enhances its risk management policies, processes and procedures to maintain effective risk management and governance, including identification, measurement, monitoring, control, mitigation and reporting of all material risks. Over the last few years, the Company has enhanced risk measurement applications and systems capabilities that provide management information on whether the Company is being appropriately compensated for the risk profile it has adopted. The Company balances its strategic goals, including revenue and profitability objectives, with the risks associated with achieving its goals. Effective risk management is an important element supporting business decision making at SunTrust.

Enterprise Risk Management’s focus is on synthesizing, assessing, reporting and mitigating the full set of risks at the enterprise level, providing senior management with a holistic picture of the organization’s risk profile. The Company implemented an enterprise risk management framework that will improve the Company’s ability to manage its aggregate risk profile. At the core of the framework are SunTrust’s risk vision and mission.

Risk Vision: To deliver sophisticated risk management capabilities consistent with those of top-tier financial institutions that support the needs of the business, enable risk-enlightened management and the optimal allocation of capital.

Risk Mission: To promote a strong risk management culture which facilitates accountability, risk-informed decisions consistent with the bank’s strategic objectives and the creation of shareholder value.

The Company’s Chief Risk Officer (“CRO”) reports to the Chief Executive Officer and is responsible for the oversight of the risk management organization as well as risk governance processes. The CRO provides overall leadership, vision and direction for the Company’s enterprise risk management framework.

In addition to the centralized Enterprise Risk Management function, each line of business and corporate function has its own Risk Manager and support staff. These Risk Managers, while reporting directly to their respective line of business or function, facilitate communications with the Company’s risk functions and execute the requirements of the enterprise risk management framework and policies. Enterprise Risk Management works in partnership with the Risk Managers to ensure alignment with sound risk management practices as well as industry best practices.

Organizationally, the Company measures and manages risk according to three main risk categories: credit risk, market risk (including liquidity risk) and operational risk (including compliance risk). The Chief Credit Officer manages the Company’s credit risk program. The Chief Financial Officer and Treasurer manage the Company’s market risk program. The Chief Operational Risk Officer manages the Company’s operational risk program. These three areas of risk are managed on a consolidated basis under the Company’s enterprise risk management framework, which also takes into consideration legal and reputational risk factors.

In 2006, SunTrust continued to make significant enhancements to its enterprise risk management function. The Model Validation and Enterprise Risk Measurement groups continued to provide reasonable assurance that risks inherent in model development and usage are properly identified and managed, and they continued to oversee the calculation of economic capital respectively. Risk identification, assessment and mitigation planning were formally incorporated into the strategic planning process. SERP continued to ensure that the approach and plans for risk management are aligned to the vision and mission of Enterprise Risk Management and manage regulatory compliance. In addition, SERP’s goal is to ensure the Company’s future compliance with the Basel II Capital Accord. Key objectives of SERP include incorporating risk management principles that encompass Company values and standards and are designed to guide risk-taking activity, maximizing performance through the balance of risk and reward and leveraging initiatives driven by regulatory requirements to deliver capabilities to better measure and manage risk.

As part of its risk governance framework, the Company has also established various risk management-related committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. These committees include: Asset/Liability Management Committee (“ALCO”), Corporate Product Risk Assessment Committee (“PRAC”), Credit Management Committee and SERP Steering Committee. Additionally, the Company has established an Enterprise Risk Committee (“ERC”), chaired by the CRO, which is responsible for supporting the CRO in measuring and managing the Company’s aggregate risk profile. The ERC consists of various senior executives throughout the Company and meets on a monthly basis.

The Board of Directors is wholly responsible for oversight of the Company’s corporate risk governance process. The Risk Committee of the Board, which was formed in 2005, assists the Board of Directors in executing this responsibility.

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of SunTrust clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under interest rate and foreign exchange derivative products. As credit risk is an essential component of many of the products and services provided by the Company to its clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of its lines of business and capital adequacy of the enterprise.

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

Operational Risk Management

SunTrust faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, security risks, country exposure, and legal risk, the potential for operational and reputational loss has increased significantly.

SunTrust believes that effective management of operational risk – defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events – plays a major role in both the level and the stability of the profitability of the institution. SunTrust established an Operational Risk Management function in 2005 to provide leadership, expertise, and direction to each line of business and functional area in the development and maintenance of an effective, comprehensive program for the management of operational risk. These efforts support SunTrust’s goals to achieve performance targets, prevent loss of resources, and meet regulatory requirements for operational risk management.

Operational Risk Management implements and monitors a framework to organizationally identify, assess, control, quantify, monitor, and report on operational risks companywide. The goals of this framework are to conduct effective operational risk techniques and strategies, minimize operational losses through enhanced collection and reporting of loss event data, and strengthen SunTrust’s performance by optimizing operational capital allocation.

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is SunTrust’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). SunTrust is also exposed to market risk in its trading activities, mortgage servicing rights, mortgage warehouse and pipeline, and equity holdings of The Coca-Cola Company common stock. The Asset/Liability Management Committee meets regularly and is responsible for reviewing the interest-rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.

Market Risk from Non-Trading Activities

The primary goal of interest rate risk management is to control exposure to interest rate risk, both within policy limits approved by ALCO and the Board and within narrower guidelines established by ALCO. These limits and guidelines reflect SunTrust’s tolerance for interest rate risk over both short-term and long-term horizons.

The major sources of the Company’s non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, growth rates of interest-bearing assets and liabilities, changes in relationships between rate indices (basis risk), changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. SunTrust measures these risks and their impact by identifying and quantifying exposures through use of sophisticated simulation and valuation models, as well as a repricing gap analysis.

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

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including implied forwards and more extreme scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, spread narrowing and widening, and yield curve twists. Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario, but in some analyses, assumptions are deliberately changed to test the Company’s exposure to a specified event or set of events. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

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

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2006	December 31, 2005
+100	(0.4%)	(0.1%)
-100	0.9%	0.7%

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

Rate Shock (Basis Points)	Estimated % Change in EVE
	December 31, 2006	December 31, 2005
+100	(5.5%)	(5.9%)
-100	3.6%	3.2%

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

The estimated average combined Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each Desk) was $4.8 million for 2006 and $4.1 million for 2005. Trading assets net of trading liabilities averaged $1.5 billion for 2006 and $1.4 billion for 2005. The estimated combined period-end Undiversified VaR was $3.5 million at December 31, 2006 and $4.4 million at December 31, 2005. Trading assets net of trading liabilities were $1.1 billion at December 31, 2006 and $1.3 billion at December 31, 2005.

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 62.6% of the funding base on average for 2006 compared to 64.3% for

2005. The decrease in this ratio was due primarily to loan growth funded with wholesale borrowings. Average customer based core deposits increased $3.8 billion, or 4.1%, compared to 2005. The growth was exclusively in higher cost certificates of deposit. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $56.1 billion at December 31, 2006 compared to $56.3 billion at December 31, 2005. The decrease reflects the maturities of long-term debt funding the balance sheet throughout the year.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $30.8 billion at December 31, 2006 compared to $29.9 billion at December 31, 2005. Growth in the loan portfolio exceeded the growth in retail deposits, and the shortfall has been funded using short-term unsecured borrowings. Outstanding loans were $121.5 billion and $114.6 billion at December 31, 2006 and December 31, 2005, respectively.

The Company maintains access to a diversified base of wholesale funding sources. These non-committed sources include fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of December 31, 2006, SunTrust Bank had $14.4 billion remaining under its Global Bank Note program. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. In December 2006, SunTrust issued € 1 billion of global debt in an effort to diversify its investor base. The floating rate debt was issued at 3 month EURIBOR + 11 basis points and has a maturity of five years. In conjunction with the debt issuance, SunTrust entered into a € 1 billion cross currency swap transaction in order to hedge currency fluctuation. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of December 31, 2006, the Parent Company had $2.0 billion in such sources compared to short-term debt of $1.4 billion. The Georgia Department of Banking and Finance limits dividends to 50% of prior year’s net income, without its prior approval. SunTrust Bank (“the Bank”) has exceeded this limitation since 2000 and has received the necessary approvals for dividends beyond this amount. Additionally, the Bank is limited under Federal regulations based on prior two years’ net retained earnings plus the current year’s net retained earnings. During 2007, the subsidiary bank can pay $1.8 billion, plus the current year’s earnings without prior approval from the appropriate regulatory agency.

As detailed in Table 14, the Company had $104.7 billion in unused lines of credit at December 31, 2006 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $13.0 billion in letters of credit as of December 31, 2006, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.3 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of December 31, 2006, the Company was in compliance with all covenants and provisions of these debt agreements.

Table 13 - Risk Management Derivative Financial Instruments

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to limit the volatility of net interest income. Derivative instruments decreased net interest income in 2006 $105.6 million and increased net interest income in 2005 $104.4 million. The following tables summarize the derivative instruments entered into by the Company as an end-user. See Note 17, “Variable Interest Entities, Derivatives and Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements for a complete description of the derivative instruments and activities for 2006 and 2005.

	As of December 31, 2006 [1]
(Dollars in millions)	Notional Amount	Gross Unrealized Gains [6]	Gross Unrealized Losses [6]	Accumulated Other Comprehensive Income [9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$7,000	$-	($15)	($10)	1.34
Fair value hedges
Forward contracts [3]	6,787	9	(6)	-	0.07

Total asset hedges	$13,787	$9	($21)	($10)	0.72

Liability Hedges
Cash flow hedges
Interest rate swaps and options [4]	$2,265	$42	$-	$26	1.95
Fair value hedges
Interest rate swaps [5]	3,823	-	(166)	-	4.41

Total liability hedges	$6,088	$42	($166)	$26	3.50

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps and options [7]	$8,615	$-	$-	$3	0.86
Fair value hedges
Interest rate swaps [8]	3,694	15	(91)	-	7.19

Total terminated/dedesignated hedges	$12,309	$15	($91)	$3	2.76

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. Certain other derivatives which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. All interest rate swaps have resets of six months or less and are the pay and receive rates in effect as of December 31, 2006.

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
[7]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $2.5 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

[8]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as fair value hedges of fixed rate debt. The $76.0 million of pre-tax net losses recorded in a valuation account in long-term debt will be reclassified into earnings as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings.

[9]

At December 31, 2006, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of shareholders’ equity, was $18.9 million, net of income taxes. Of this net-of-tax amount, a $16.4 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $2.5 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2006, $14.2 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

	As of December 31, 2005 [1]
(Dollars in millions)	Notional Amount	Gross Unrealized Gains [6]	Gross Unrealized Losses [6]	Equity [9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$5,800	$-	($88)	($54)	1.48
Fair value hedges
Forward contracts [3]	14,384	-	(78)	-	0.08

Total asset hedges	$20,184	$-	($166)	($54)	0.47

Liability Hedges
Cash flow hedges
Interest rate swaps and options [4]	$5,065	$79	$-	$49	1.97
Fair value hedges
Interest rate swaps [5]	7,467	10	(226)	-	6.28

Total liability hedges	$12,532	$89	($226)	$49	4.54

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [7]	$1,942	$-	$-	($12)	2.42
Fair value hedges
Interest rate swaps [8]	300	16	-	-	14.26

Total terminated/dedesignated hedges	$2,242	$16	$-	($12)	4.01

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. Certain other derivatives which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not included in this table. These instruments are classified as free standing derivatives. All interest rate swaps have resets of six months or less and are the pay and receive rates in effect at December 31, 2005.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]

Forward contracts are designated as fair value hedges of closed mortgage loans, which are held for sale. Certain other forward contracts which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table.

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

[9]

As of December 31, 2005, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of shareholders’ equity, was $17.3 million, net of income taxes. Of this net-of-tax amount, a $5.4 million loss represents the effective portion of the net losses on derivatives that currently qualify as cash flow hedges, and an $11.9 million loss relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2005, $16.8 million of net losses, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

Derivative hedging instrument activities are as follows:

	Notional Values[1]
(Dollars in millions)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2005	$3,870	$13,482	$17,352
Additions	2,300	4,223	6,523
Terminations	(300)	(300)	(600)
Hedge accounting correction	(18)	(1,100)	(1,118)
Maturities	(52)	(3,773)	(3,825)

Balance, December 31, 2005	$5,800	$12,532	$18,332
Additions	1,500	5,850	7,350
Maturities	(300)	(2,200)	(2,500)
Terminations	-	(1,700)	(1,700)
Dedesignations	-	(8,394)	(8,394)

Balance, December 31, 2006	$7,000	$6,088	$13,088

1Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. Excludes hedges for the Company's mortgage loans held for sale. As of December 31, 2006 and 2005, the notional amount of mortgage derivative contracts totaled $6.8 billion and $14.4 billion, respectively.

The following table presents the expected maturities of derivative financial instruments:

	As of December 31, 2006 [1]
	1 Year or Less	1 - 2 Years	2 - 5 Years	5 - 10 Years	After 10 Years	Total
(Dollars in millions)
Cash Flow Asset Hedges
Notional amount - swaps	$4,900	$600	$1,500	$-	$-	$7,000
Net unrealized gain (loss)	(30)	(9)	24	-	-	(15)
Weighted average receive rate [2]	3.68%	3.95%	5.50%	-%	-%	4.09%
Weighted average pay rate [2]	5.35	5.35	5.35	-	-	5.35

Fair Value Asset Hedges
Notional amount - forwards	$6,787	$-	$-	$-	$-	$6,787
Net unrealized gain	3	-	-	-	-	3

Cash Flow Liability Hedges
Notional amount - swaps and options [3]	$-	$1,115	$1,150	$-	$-	$2,265
Net unrealized gain	-	21	21	-	-	42
Weighted average receive rate [2]	-%	5.37%	5.37%	-%	-%	5.37%
Weighted average pay rate [2]	-	3.85	4.18	-	-	3.98

Fair Value Liability Hedges
Notional amount - swaps	$-	$173	$1,950	$1,700	$-	$3,823
Net unrealized loss	-	(5)	(90)	(71)	-	(166)
Weighted average receive rate [2]	-%	2.48%	3.73%	4.10%	-%	3.84%
Weighted average pay rate [2]	-	5.37	5.37	5.37	-	5.37

[1]

Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table.

[2]	All interest rate swaps have variable pay or receive rates with resets of six months or less, and are the pay or receive rates in effect at December 31, 2006.
[3]

Includes interest rate swaptions with notional of $0.4 billion and the option to pay a fixed rate of 4.31% beginning May 2007. As the rates on the swaptions were not applicable at December 31, 2006, they have been excluded from the weighted average pay and receive calculations.

	As of December 31, 2005 [1]
(Dollars in millions)	1 Year or Less	1 - 2 Years	2 - 5 Years	5 - 10 Years	After 10 Years	Total
Cash Flow Asset Hedges
Notional amount - swaps	$300	$4,400	$600	$500	$-	$5,800
Net unrealized loss	(4)	(68)	(11)	(5)	-	(88)
Weighted average receive fixed rate [2]	3.17%	3.62%	3.95%	4.22%	-%	3.68%
Weighted average pay floating rate [2]	4.29	4.29	4.29	4.29	-	4.29

Fair Value Asset Hedges
Notional amount - forwards	$14,384	$-	$-	$-	$-	$14,384
Net unrealized loss	(78)	-	-	-	-	(78)

Cash Flow Liability Hedges
Notional amount - swaps and options [3]	$1,500	$500	$3,065	$-	$-	$5,065
Net unrealized gain	9	6	64	-	-	79
Weighted average receive floating rate [2]	4.46%	4.33%	4.30%	-%	-%	4.35%
Weighted average pay fixed rate [2]	2.31	3.94	3.87	-	-	3.41

Fair Value Liability Hedges
Notional amount - swaps	$250	$400	$767	$4,900	$1,150	$7,467
Net unrealized gain/(loss)	1	(2)	(31)	(189)	5	(216)
Weighted average receive fixed rate [2]	4.78%	4.48%	3.24%	4.02%	5.14%	4.16%
Weighted average pay floating rate [2]	4.15	4.05	4.29	4.21	4.38	4.23

[1]

Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table.

[2]	All interest rate swaps have variable pay or receive rates with resets of six months or less, and are the pay or receive rates in effect at December 31, 2005.
[3]

Includes interest rate swaptions with notional of $0.4 billion and the option to pay a fixed rate of 4.31% beginning May 2007. As the rates on the swaptions were not applicable at December 31, 2005, they have been excluded from the weighted average pay and receive calculations.

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

The value of the MSRs asset is primarily dependent upon the assumed prepayment speed of the mortgage servicing portfolio. MSRs are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does employ a balanced business strategy using the natural counter-cyclicality of servicing and production to mitigate impairment risk. The fair value determination, key economic assumptions and the sensitivity of the current fair value of the MSRs as of December 31, 2006 and December 31, 2005 is discussed in greater detail in Note 11, “Securitization Activity/Mortgage Servicing Rights” to the Consolidated Financial Statements.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48.2 million shares of common stock of The Coca-Cola Company, which had a carrying value of $2.3 billion at December 31, 2006. A 10% decrease in share price of The Coca-Cola Company common stock at December 31, 2006 would result in a decrease, net of deferred taxes, of approximately $144 million in accumulated other comprehensive income.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company engages in financial transactions that, in accordance with US GAAP, are either not recorded on the Company’s balance sheet or may be recorded on the Company’s balance sheet at an amount that differs from the full contract or notional amount of the transaction. These transactions are structured to meet the financial needs of clients, manage the Company’s credit, market or liquidity risks, diversify funding sources, or optimize capital.

As a financial services provider, the Company routinely enters into commitments to extend credit, including, but not limited to, loan commitments, financial and performance standby letters of credit and financial guarantees. While these contractual obligations could potentially result in material current or future effects on financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses, based on historical experience, a significant portion of commitments to extend credit expire without being drawn upon. Such commitments are subject to the same credit policies and approval processes accorded to loans made by the Company. See Table 14, Unfunded Lending Commitments, for details on unfunded lending commitments.

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees,” (“FIN 45”) the Company must consider guarantees that have any of the following four characteristics (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of these guarantees imposes an obligation to stand ready to perform, and should certain triggering events occur, it also imposes an obligation for the Company to make future payments. Note 18, “Guarantees,” to the Consolidated Financial Statements includes details regarding the Company’s guarantee obligations under FIN 45.

In the normal course of business, the Company utilizes various derivative and credit-related financial instruments to meet the needs of clients and to manage the Company’s exposure to interest rate and other market risks. These financial instruments involve, to varying degrees, elements of credit and market risk in excess of the amount recorded on the balance sheet in accordance with US GAAP. SunTrust manages the credit risk of its derivatives by (i) limiting the total amount of arrangements outstanding by an individual counterparty; (ii) monitoring the size and maturity structure of the portfolio; (iii) obtaining collateral based on management’s credit assessment of the counterparty; (iv) applying uniform credit standards maintained for all activities with credit risk; and (v) entering into transactions with high quality counterparties that are periodically reviewed by the Company’s Credit Management Committee. The Company manages the market risk of its derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures market risk by using a value-at-risk methodology. Note 17, “Variable Interest Entities, Derivatives, and Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements includes additional information regarding derivative financial instruments, and Table 13, Risk Management Derivative Financial Instruments, provides further details with respect to SunTrust’s derivative positions.

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

Three Pillars has issued a subordinated note to a third party. The holder of this note absorbs the majority of Three Pillars’ expected losses. The subordinated note investor, therefore, is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of December 31, 2006 and 2005, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $5.4 billion and $4.7 billion, respectively, consisting of primarily secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $31.0 million, $25.2 million, and $24.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. These activities include: client referrals and investment recommendations to Three Pillars, the issuing of letters of credit, which provides partial credit protection to the commercial paper holders, and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of December 31, 2006, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, which represent the Company’s maximum exposure to potential loss, totaled $8.0 billion and $697.8 million, respectively, compared to $7.2 billion and $707.1 million, respectively, as of December 31, 2005. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

The Company has significant variable interests in certain other securitization vehicles that are VIEs that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At December 31, 2006 total assets of these entities not included on the Company’s Consolidated Balance Sheet were approximately $2.2 billion. At December 31, 2006, the Company’s maximum exposure to loss related to these VIEs was approximately $32.2 million, which represents the Company’s investment in preference shares. At December 31, 2005, the Company was considered the primary beneficiary of one of these securitization vehicles and therefore, was required to consolidate its assets and liabilities. As of December 31, 2005, the assets of the consolidated entity totaled $317.0 million. The Company’s maximum exposure to loss for this VIE was $38.1 million as of December 31, 2005. During 2006, the Company sold a majority of the equity in this securitization vehicle and is no longer considered the primary beneficiary.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnerships assets of approximately $756.9 million and $803.0 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at December 31, 2006 and 2005, respectively. The Company’s maximum exposure to loss for these investments totaled $330.6 million and $357.9 million at December 31, 2006 and 2005, respectively. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

SunTrust is the managing general partner of a number of private investment limited partnerships which have been established to provide alternative investment strategies for its clients. In reviewing the partnerships for consolidation, SunTrust determined that these were voting interest entities and accordingly considered the consolidation guidance contained in Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the terms of SunTrust’s non-registered investment limited partnerships, the limited partnerships have certain rights, such as the right to remove the general partner, or “kick-out rights”, as indicated in EITF Issue No. 04-5. Therefore, SunTrust, as the general partner, is precluded from consolidating the limited partnerships.

TABLE 14 - Unfunded Lending Commitments

(Dollars in millions)	December 31 2006	December 31 2005
Unused lines of credit
Commercial	$40,764.3	$40,584.6
Mortgage commitments[1]	28,232.1	21,216.7
Home equity lines	18,959.8	15,712.3
Commercial real estate	7,187.0	6,818.0
Commercial paper conduit	8,022.3	7,190.3
Commercial credit card	1,519.7	1,165.7

Total unused lines of credit	$104,685.2	$92,687.6

Letters of credit
Financial standby	$12,540.6	$13,005.0
Performance standby	334.0	328.1
Commercial	123.4	177.3

Total letters of credit	$12,998.0	$13,510.4

[1]Includes	$6.2 billion and $3.1 billion in interest rate locks accounted for as derivatives as of December 31, 2006 and December 31, 2005, respectively.

CONTRACTUAL COMMITMENTS

In the normal course of business, the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Table 15 summarizes the Company’s significant contractual obligations at December 31, 2006, except for pension and postretirement benefit plans, included in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements. Additional information with respect to the obligations is presented in tables included in Note 16 to the Consolidated Financial Statements.

TABLE 15 - Contractual Commitments

	As of December 31, 2006
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Time deposit maturities[1]	$42,254	$10,295	$467	$317	$53,333
Short-term borrowings[1]	13,881	-	-	-	13,881
Long-term debt[1]	870	4,600	4,644	8,859	18,973
Operating lease obligations	139	237	173	375	924
Capital lease obligations[1]	-	1	2	17	20
Purchase obligations[2]	57	43	102	1	203

Total	$57,201	$15,176	$5,388	$9,569	$87,334

[1]Amounts	do not include accrued interest.
[2]Includes	contracts with a minimum annual payment of $5 million.

FOURTH QUARTER 2006 RESULTS

SunTrust reported net income available to common shareholders of $498.6 million for the fourth quarter of 2006, a decrease of $19.9 million, or 3.8%, compared to the same period of the prior year. Diluted earnings per average common share were $1.39 and $1.43 for the fourth quarter of 2006 and 2005, respectively. The fourth quarter of 2006 results included a $7.2 million after-tax loss on extinguishment of debt and $7.7 million preferred stock dividend related to the Company’s capital restructuring initiatives, while the fourth quarter of 2005 included $4.1 million of after-tax merger expense related to the Company’s acquisition of NCF on October 1, 2004. These results have been revised from the earnings results the Company reported in its January 19, 2007 earnings release in which the Company reported net income available to common shareholders of $523.6 million, or $1.46 per diluted common share for the fourth quarter ended December 31, 2006. The reduction in earnings relates to a $40 million increase in the provision for loan losses associated with the previously disclosed large commercial credit. See pages 17 and 18 for further details.

Fully taxable-equivalent net interest income was $1,185.2 million for the fourth quarter of 2006, a decrease of $21.9 million, or 1.8%, from the fourth quarter of 2005. The decline was mainly the result of the flat to inverted yield curve that has persisted throughout 2006, as well as the continued shift in deposit mix away from lower-cost deposit products to certificates of deposit. Average loans increased $7.5 billion, or 6.6%, while average loans held for sale were relatively flat compared to the fourth quarter of 2005. The net interest margin decreased 18 basis points from the fourth quarter of 2005 to the fourth quarter of 2006, primarily due to higher short-term borrowing costs and tighter spreads resulting from the continued flat to inverted yield curve. An overall decline in lower cost deposits, as well as a shift in deposit mix to higher cost certificate of deposits also contributed to the decline.

Provision for loan losses was $115.8 million in the fourth quarter of 2006, an increase of $67.7 million from the fourth quarter of 2005. The provision for loan losses was $42.8 million less than net charge-offs for the fourth quarter of 2006, resulting in a corresponding decrease to the ALLL in the fourth quarter of 2006. This decrease was primarily due to the charge-off in the fourth quarter of the large commercial loan that was placed on nonaccrual in the third quarter of 2006 resulting in a reduction in the specific reserve related to this loan.

Total noninterest income was $882.6 million for the fourth quarter of 2006, an increase of $84.7 million, or 10.6%, from the fourth quarter of 2005. The increase was driven by higher net securities gains and higher income from structured transactions. The increase in net securities gains was a result of gains realized on equity positions sold by the Company in the fourth quarter of 2006 partially offset by a $24.3 million loss incurred in the fourth quarter of 2006 as a result of restructuring the bond portfolio. Additionally, growth in retail investment services income, other charges and fees, investment banking income, card fees and mortgage production related income was offset by declines in service charges on deposits, trust and investment management income, trading account profits and commissions, and mortgage servicing related income.

Total noninterest expense was $1,233.8 million for the fourth quarter of 2006, an increase of $26.9 million, or 2.2%, from the fourth quarter of 2005. The increase was primarily attributed to increased personnel expense, higher outside processing and software, the loss on extinguishment of debt and divestiture related expenses associated with several Affordable Housing properties designated for sale in the fourth quarter of 2006. These increases were offset by lower amortization of intangible assets and marketing and customer development, as well as the absence of merger expense in the fourth quarter of 2006 compared to $6.5 million incurred during the fourth quarter of 2005.

The provision for income taxes was $188.0 million for the fourth quarter of 2006 compared to $211.4 million for the fourth quarter of 2005. The provision represents an effective tax rate of 27.1% for the fourth quarter of 2006, compared to 29.0% for the fourth quarter of 2005. The decrease in the effective tax rate was primarily the result of an annual adjustment of the estimated current taxes payable to the actual current taxes payable reflected on the Company’s 2005 federal and state tax returns filed in September and October of 2006.

TABLE 16 - Selected Quarterly Financial Data

	Three Months Ended
	2006				2005
(Dollars in millions, except per share and other data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Summary of Operations
Interest, fees, and dividend income	$2,564.7	$2,525.5	$2,423.1	$2,278.7	$2,175.3	$1,996.7	$1,843.3	$1,716.0
Interest expense	1,403.4	1,374.1	1,254.3	1,099.7	988.3	840.0	719.6	604.4

Net interest income	1,161.3	1,151.4	1,168.8	1,179.0	1,187.0	1,156.7	1,123.7	1,111.6
Provision for loan losses	115.8	61.6	51.8	33.4	48.1	70.4	47.8	10.6

Net interest income after provision for loan losses	1,045.5	1,089.8	1,117.0	1,145.6	1,138.9	1,086.3	1,075.9	1,101.0
Noninterest income	882.6	858.9	875.4	851.5	797.9	832.4	770.9	753.8
Noninterest expense	1,233.8	1,205.5	1,214.1	1,226.5	1,206.9	1,177.1	1,172.8	1,133.9

Income before provision for income taxes	694.3	743.2	778.3	770.6	729.9	741.6	674.0	720.9
Provision for income taxes	188.0	207.6	234.3	239.1	211.4	230.8	208.3	228.6

Net income	506.3	535.6	544.0	531.5	518.5	510.8	465.7	492.3
Preferred stock dividends	7.7	-	-	-	-	-	-	-

Net income available to common shareholders	$498.6	$535.6	$544.0	$531.5	$518.5	$510.8	$465.7	$492.3

Net interest income-FTE	$1,185.2	$1,173.9	$1,190.0	$1,199.4	$1,207.1	$1,175.7	$1,142.4	$1,129.2
Total revenue-FTE	2,067.8	2,032.8	2,065.4	2,050.9	2,005.0	2,008.1	1,913.3	1,883.0

Net income per average common share
Diluted	$1.39	$1.47	$1.49	$1.46	$1.43	$1.40	$1.28	$1.36
Diluted, excluding merger expense	1.39	1.47	1.49	1.46	1.44	1.42	1.37	1.40
Basic	1.41	1.48	1.51	1.48	1.44	1.42	1.30	1.37
Dividends paid per average common share	0.61	0.61	0.61	0.61	0.55	0.55	0.55	0.55

Selected Average Balances
Total assets	$182,343.3	$180,500.9	$180,744.1	$177,618.3	$175,769.1	$169,934.0	$165,253.6	$161,218.2
Earning assets	160,114.8	158,914.7	158,888.8	155,742.9	153,489.8	148,552.6	144,283.3	140,064.7
Loans	121,363.8	120,742.0	120,144.5	116,262.3	113,827.6	110,818.4	106,966.7	103,215.8
Consumer and commercial deposits	98,552.9	97,642.5	97,172.3	95,292.4	95,257.2	94,075.7	93,064.5	90,967.8
Brokered and foreign deposits	26,124.2	27,958.3	27,194.3	24,651.7	21,009.9	17,969.2	15,709.1	13,424.4
Total shareholders’ equity	18,155.5	17,661.8	17,304.4	17,051.8	16,875.6	16,822.9	16,275.6	16,119.4

Financial Ratios and Other Data (Annualized)
Return on average total assets	1.10%	1.18%	1.21%	1.21%	1.17%	1.19%	1.13%	1.24%
Return on average assets less net unrealized securities gains	1.04	1.28	1.18	1.19	1.15	1.18	1.11	1.23
Return on average common shareholders’ equity	11.20	12.10	12.61	12.64	12.19	12.05	11.48	12.39
Return on average realized common shareholders’ equity	11.17	13.73	12.90	13.06	12.75	12.81	12.02	13.23
Net interest margin	2.94	2.93	3.00	3.12	3.12	3.14	3.18	3.27
Efficiency ratio	59.67	59.30	58.78	59.80	60.20	58.62	61.30	60.22
Efficiency ratio, excluding merger expense	59.67	59.30	58.78	59.80	59.87	58.01	58.46	58.85
Tangible efficiency ratio	58.49	58.03	57.53	58.47	58.79	57.13	59.74	58.56
Effective tax rate	27.07	27.94	30.10	31.03	28.97	31.12	30.90	31.71
Allowance to period-end loans	0.86	0.90	0.88	0.88	0.90	0.92	0.95	0.98
Nonperforming assets to total loans plus OREO and other repossessed assets	0.49	0.52	0.31	0.28	0.29	0.32	0.35	0.37
Common dividend payout ratio	43.3	41.1	40.9	41.6	38.3	39.0	42.7	40.3
Full-service banking offices	1,701	1,699	1,695	1,677	1,657	1,647	1,642	1,693
ATMs	2,569	2,568	2,564	2,786	2,782	2,769	2,761	2,804
Full-time equivalent employees	33,599	34,293	34,155	33,697	33,406	33,013	32,751	33,139
Tier 1 capital ratio	7.72%	7.70%	7.31%	7.26%	7.01%	7.03%	7.04%	7.07%
Total capital ratio	11.11	11.07	10.70	10.88	10.57	10.66	10.25	10.44
Tier 1 leverage ratio	7.23	7.27	6.82	6.71	6.65	6.64	6.65	6.61
Total average shareholders’ equity to average assets	9.96	9.78	9.57	9.60	9.60	9.90	9.85	10.00
Tangible equity to tangible assets	6.03	6.42	5.81	5.72	5.56	5.68	5.72	5.52
Book value per common share	$48.78	$49.71	$47.85	$47.22	$46.65	$46.28	$45.96	$44.59
Market price:
High	85.64	81.59	78.33	76.75	75.46	75.77	75.00	74.18
Low	76.76	75.11	72.56	69.68	65.32	68.85	69.60	69.00
Close	84.45	77.28	76.26	72.76	72.76	69.45	72.24	72.07
Market capitalization	29,972	28,120	27,768	26,437	26,338	25,089	26,162	26,030
Average common shares outstanding (000s)
Diluted	358,292	365,121	364,391	363,437	363,175	363,854	363,642	363,138
Basic	354,677	361,805	361,267	359,934	359,203	359,702	359,090	358,253

TABLE 17 - Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

	Three Months Ended December 31
	2006			2005
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$34,345.4	$531.8	6.19%	$29,893.4	$422.7	5.66%
Real estate construction	13,204.0	254.3	7.64	10,147.9	173.9	6.80
Real estate home equity lines	13,722.9	273.4	7.90	13,067.7	218.2	6.62
Real estate commercial	12,784.8	223.1	6.93	12,792.1	201.7	6.26
Commercial - FTE[2]	33,965.1	545.8	6.37	32,997.2	466.5	5.61
Business credit card	351.4	5.3	5.99	271.8	4.2	6.21
Consumer - direct	4,116.3	76.8	7.40	5,438.2	83.8	6.11
Consumer - indirect	8,231.8	123.8	5.97	8,899.1	122.0	5.44
Nonaccrual and restructured	642.1	5.0	3.06	320.2	3.5	4.31

Total loans	121,363.8	2,039.3	6.67	113,827.6	1,696.5	5.91
Securities available for sale:
Taxable	22,170.4	282.0	5.09	24,005.4	273.8	4.56
Tax-exempt - FTE[2]	998.0	14.6	5.85	908.1	13.3	5.87

Total securities available for sale - FTE	23,168.4	296.6	5.12	24,913.5	287.1	4.61
Funds sold and securities purchased under agreements to resell	1,176.3	15.4	5.15	1,068.4	10.4	3.82
Loans held for sale	12,009.3	198.4	6.61	11,980.8	180.9	6.04
Interest-bearing deposits	31.2	0.3	3.76	31.9	0.3	3.96
Interest earning trading assets	2,365.8	38.6	6.46	1,667.6	20.2	4.80

Total earning assets	160,114.8	2,588.6	6.41	153,489.8	2,195.4	5.67
Allowance for loan and lease losses	(1,086.1)			(1,034.8)
Cash and due from banks	3,683.1			4,349.2
Premises and equipment	1,957.4			1,833.5
Other assets	14,708.2			14,370.1
Noninterest earning trading assets	1,000.5			890.1
Unrealized gains on securities available for sale	1,965.4			1,871.2

Total assets	$182,343.3			$175,769.1

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$18,441.1	$102.2	2.20%	$17,011.3	$52.2	1.22%
Money market accounts	23,075.7	153.1	2.63	25,797.6	128.6	1.98
Savings	5,437.0	23.6	1.73	5,472.9	13.7	0.99
Consumer time	16,682.8	180.8	4.30	13,231.5	106.8	3.20
Other time	12,338.6	148.3	4.77	9,050.8	82.2	3.60

Total interest-bearing consumer and commercial deposits	75,975.2	608.0	3.18	70,564.1	383.5	2.16
Brokered deposits	18,102.0	243.1	5.25	13,658.6	142.8	4.09
Foreign deposits	8,022.2	107.6	5.25	7,351.3	74.9	3.99

Total interest-bearing deposits	102,099.4	958.7	3.73	91,574.0	601.2	2.60
Funds purchased	5,163.4	68.8	5.21	4,742.3	47.9	3.95
Securities sold under agreements to repurchase	7,148.8	86.3	4.72	6,452.1	58.1	3.53
Other short-term borrowings	1,913.3	29.7	6.17	2,800.6	30.7	4.35
Long-term debt	17,854.2	259.9	5.78	21,189.9	250.4	4.69

Total interest-bearing liabilities	134,179.1	1,403.4	4.15	126,758.9	988.3	3.09
Noninterest-bearing deposits	22,577.7			24,693.0
Other liabilities	7,431.0			7,441.6
Shareholders’ equity	18,155.5			16,875.6

Total liabilities and shareholders’ equity	$182,343.3			$175,769.1

Interest Rate Spread			2.26%			2.58%

Net Interest Income - FTE [3]		$1,185.2			$1,207.1

Net Interest Margin[4]			2.94%			3.12%

[1]

Interest income includes loan fees of $29.1 million and $32.9 million in the quarters ended December 31, 2006 and December 31, 2005, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $23.9 million, and $20.0 million in the quarters ended December 31, 2006, and December 31, 2005, respectively.

[3]

Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income $36.0 million and increased net interest income $10.7 million in the quarters ended December 31, 2006, and December 31, 2005, respectively.

[4]

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

BUSINESS SEGMENTS

The Company has five primary lines of business (“LOBs”): Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In this section, the Company discusses the performance and financial results of its business segments. For more financial details on business segment disclosures, please see Note 22 – “Business Segment Reporting” to the Consolidated Financial Statements.

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

Commercial

The Commercial line of business provides enterprises with a full array of financial products and services including commercial lending, financial risk management, and treasury and payment solutions including commercial card services. The primary client segments served by this line of business include “Diversified Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities. Also included in this segment are specialty groups that operate both inside and outside of the SunTrust footprint, such as Premium Assignment Corporation, which provides insurance premium financing, and Affordable Housing Group, which manages community development projects that generate tax credits.

Corporate and Investment Banking

CIB serves issuer clients in the middle and large corporate markets. In addition to a large diversified client base, CIB is focused on these key industry sectors: business services, consumer and retail, financial services and technology, energy and healthcare. CIB provides an extensive range of investment banking products and services, including mergers and acquisitions advice, capital raising in debt and equity markets, financial risk management, asset securitization and market making in cash securities and derivative instruments. These investment banking products and services are provided to CIB’s issuer clients, Commercial clients and Wealth and Investment Management clients. CIB also offers traditional lending, leasing, treasury management services and institutional investment management to its clients. In addition, CIB serves investor clients through proprietary product flow in fixed income and equity markets, secondary trading capabilities and equity research.

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

The PWM group offers professional investment management and trust services to clients seeking active management of their financial resources as well as a full array of loan and deposit products to clients. AMA provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, AMA helps families manage and sustain their wealth across multiple generations.

Institutional Investment Management and Administration is comprised of Trusco Capital Management, Inc. (“Trusco”), retirement services, endowment and foundation services, and corporate agency services. Trusco is an investment advisor registered with the Securities and Exchange Commission which serves as investment manager for the STI Classic Funds and many of Wealth and Investment Management’s clients. Trusco also includes Seix Advisors, the fixed income division of Trusco. Retirement services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate agency services targets corporations, governmental entities and attorneys requiring escrow, sub-accounting, and custodial services. On September 29, 2006, SunTrust sold its corporate Bond Trustee business unit with $21.2 billion in assets under administration to U.S. Bank for net proceeds of $112.8 million cash. The sale of the business was part of an effort by the Company to modify its business mix to focus on its high-growth core business lines and market segments.

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and office premises. Beginning in January 2006, the majority of the support, operational, and overhead costs associated with the major components of Corporate Other and Treasury have been allocated to the functional lines of business with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the Company’s facilities; Marketing, which handles advertising, product management, customer information functions, and internet banking; BankCard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking functions; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, planning, tax and treasury. Other functions included in Corporate Other and Treasury are operational risk management, credit risk management, credit review, internal audit, legal and compliance, branch operations, corporate strategies, procurement, and the executive management group.

Management Reporting Methodology and Reconciling Items

The Company continues to augment its internal management reporting methodologies. Currently, the LOBs’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the LOBs’ financial performance. The internal allocations include the following: matched-maturity funds transfer pricing and a fully taxable-equivalent gross-up on tax exempt loans and securities to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Beginning January 2006, income tax expense was calculated based on a marginal income tax rate which was modified to reflect the impact of various income tax adjustments and credits that are unique to each business segment. Future enhancements to line of business segment profitability reporting are expected to include: the attribution of economic capital and the use of a provision for loan losses that uses a combination of net charge-offs and expected loss in lieu of net charge-offs. The implementation of these enhancements to the internal management reporting methodology, may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period, and will provide updated historical quarterly, year-to-date, and annual schedules.

Reconciling Items includes capital and various eliminations and management reporting offsets such as the residual offsets derived from matched-maturity funds transfer pricing and the difference between provision for loan losses and LOB net charge-offs. In the discussion, net of charge-offs represent the allocated provision for loan losses for the lines of business. Corporate Other and Treasury’s provision for loan losses represents the difference between consolidated provision for loan losses and the aforementioned allocations.

The following analysis details the operating results for each line of business for the twelve months ended December 31, 2006, 2005 and 2004. Prior periods have been restated to conform to the current period’s presentation.

The following table for SunTrust’s reportable segments compares net income for the twelve months ended December 31, 2006 to the same period in 2005 and 2004:

TABLE 18 - Net Income

	Twelve Months Ended December 31
(Dollars in millions)	2006	2005	2004
Retail	$750.5	$645.3	$475.8
Commercial	432.9	380.9	296.8
Corporate and Investment Banking	213.1	270.8	259.4
Mortgage	248.4	171.9	151.5
Wealth and Investment Management	267.3	187.2	152.6
Corporate Other and Treasury	(2.7)	75.0	24.1
Reconciling Items	208.0	256.1	212.7

The following table for SunTrust’s reportable business segments compares average loans and average deposits for the twelve months ended December 31, 2006 to the same period in the last two years:

TABLE 19 - Average Loans and Deposits

	Twelve Months Ended December 31
	Average Loans			Average Deposits
(Dollars in millions)	2006	2005	2004	2006	2005	2004
Retail	$30,885	$30,412	$24,379	$68,998	$65,239	$53,119
Commercial	32,439	30,760	23,730	13,787	13,409	11,360
Corporate and Investment Banking	16,507	15,286	13,670	3,117	3,289	3,265
Mortgage	31,233	24,206	18,006	1,811	1,654	1,382
Wealth and Investment Management	8,135	7,810	6,230	9,477	9,528	7,901
Corporate Other and Treasury	473	326	270	26,601	17,436	10,728

BUSINESS SEGMENTS RESULTS

Retail

Retail’s net income for the twelve months ended December 31, 2006 was $750.5 million, an increase of $105.2 million, or 16.3%. The increase was primarily the result of loan and deposit growth, wider deposit spreads, and lower provision for loan losses, partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $178.0 million, or 8.1%. The increase was attributable to loan and deposit growth, a favorable change in the loan mix and wider deposit spreads. Average loans increased $473.8 million, or 1.6%, primarily driven by growth in home equity products offset by a decline in student loans due to sales and securitizations during 2006. Average deposits increased $3.8 billion, or 5.8%, driven primarily by consumer time deposits. Deposit spreads widened due to deposit rate increases that have been slower relative to market rate increases, as well as the increasing value of lower cost deposits in a higher rate environment.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $32.3 million, or 23.4%, primarily due to a decline in consumer indirect auto net charge-offs.

Total noninterest income increased $26.8 million, or 2.6%. The increase was driven primarily by interchange income due to increased volumes, as well as gains on student loan sales.

Total noninterest expense increased $80.4 million, or 3.9%. The increase was driven by increases in interchange expense due to increased volume, as well as personnel and operations expense related to investments in the branch distribution network and technology. Forty-four net new branches were added during 2006.

Commercial

Commercial’s net income for the twelve months ended December 31, 2006 was $432.9 million, an increase of $52.0 million, or 13.7%. The increase was primarily driven by net interest income and noninterest income growth and lower provision for loan losses, partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $44.8 million, or 5.0%. The increase was driven by loan and deposit growth, as well as wider deposit spreads. Average loans increased $1.7 billion, or 5.5%, with the strongest growth in construction lending. Average deposits increased $378.5 million, or 2.8%, driven by an increase in institutional and government deposits and partially offset by decreases in demand deposits and money market accounts. Deposit spreads increased due to the increasing value of lower-cost deposits in a higher rate environment.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $15.7 million, or 61.7%. The decrease was driven primarily by lower net charge-offs in the Core Commercial and the Real Estate Finance Group sub-lines of business.

Total noninterest income increased $23.9 million, or 9.4%. The increase resulted from higher Affordable Housing revenues, deposit sweep income, as well as increased revenue from capital markets and card products.

Total noninterest expense increased $18.5 million, or 3.0%. Increases in personnel and operations expense were partially offset by a decrease in Affordable Housing expense.

Corporate and Investment Banking

Corporate and Investment Banking’s net income for the twelve months ended December 31, 2006 was $213.1 million, a decrease of $57.7 million, or 21.3%. Adjusting net income by $16.6 million for the March 2005 divestiture of Receivables Capital Management (“RCM”) factoring assets, net income increased 15.2%. Strong growth in Debt Capital Markets was primarily offset by increased provision for loan losses, as well as a decrease in loan spreads.

Fully taxable-equivalent net interest income decreased $31.5 million, or 11.9%, primarily due to narrowing of market spreads on loans to the large corporate sector. Average loans increased $1.2 billion, or 8.0%, primarily in Financial Institutions, Energy and US Diversified Groups. This increase was due to stronger corporate demand and revolver usage, as well as strong growth in our leasing products. Average deposits decreased $172.2 million, or 5.2%, led by a reduction in certain bid-category products that the line of business elected not to bid on due to their high cost in relation to alternative funding sources.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $99.1 million to $113.9 million. The increase was primarily due to the charge-off recognized in the fourth quarter of 2006 associated with the previously disclosed large commercial loan placed on nonperforming status in the third quarter of 2006.

Total noninterest income increased $30.5 million, or 4.8%. Adjusting for the divestiture of RCM, noninterest income grew 10.0%. Debt Capital Markets revenue increased $64.2 million, or 27.7%, mainly related to securitizations, derivatives and structured leasing, as well as strong revenue performance in merchant banking and leasing.

Total noninterest expense increased $3.4 million, or 0.7%, primarily driven by increased compensation related to increased capital markets revenue, as well as increased expense related to merchant banking activities.

Mortgage

Mortgage’s net income for the twelve months ended December 31, 2006 was $248.4 million, an increase of $76.5 million, or 44.5%. Income from sales of servicing assets, higher income from loans and deposits, better net secondary marketing performance, and higher origination and servicing fees, net of increased expense, were partially offset by increased mortgage servicing rights amortization.

Fully taxable-equivalent net interest income increased $55.7 million, or 10.2%, primarily due to loan and deposit growth partially offset by lower spreads on loans held for sale. Average loans, primarily residential mortgage and residential construction loans, increased $7.0 billion, or 29.0%, contributing $85.0 million to the higher net interest income. Average loans held for sale increased $1.7 billion, or 22.6%. However, due to compressed spreads resulting from higher short-term interest rates, net interest income on loans held for sale declined $43.6 million. Average deposits were up $0.2 billion, or 9.5%, due to escrow balances associated with higher servicing balances along with a higher credit for funds rate, and contributed $24.5 million to the overall increase.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $3.1 million, or 55.8%, due to the maturation of the mortgage portfolio.

Total noninterest income increased $140.1 million, or 58.6%. Production income was up $70.5 million driven by higher volumes. Production of $55.4 billion was up $7.7 billion, or 16.2%. Loan sales to investors were $40.9 billion, an increase of $13.2 billion, or 47.6%. Servicing income was up

$80.0 million due to gains from the sale of mortgage servicing assets of $66.3 million and increased fees from higher servicing balances. Higher mortgage servicing rights amortization partially offset these increases. Other noninterest income was down $10.4 million due to higher secondary marketing reserves, partially offset by higher insurance income. At December 31, 2006, total loans serviced were $130.0 billion, up $24.4 billion, or 23.1% from $105.6 billion in the prior year.

Total noninterest expense increased $75.6 million, or 14.5%. Increased volume and investments in production and servicing capabilities were the primary drivers of the higher expense level.

Wealth and Investment Management

Wealth and Investment Management’s net income for the twelve months ended December 31, 2006 was $267.3 million, an increase of $80.1 million, or 42.8%. Excluding the net gain on the sale of the Bond Trustee business, net income increased 5.5%. Increases in both net interest income and noninterest income were partially offset by higher expenses.

Fully taxable-equivalent net interest income increased $24.3 million, or 7.1%, attributable to a combination of increased loan volumes and wider deposit spreads. Average loans increased $0.3 billion, or 4.2%, primarily due to growth in commercial real estate and commercial loans. Average deposits decreased $0.1 billion, or 0.5%, due to declines in demand deposits and money market accounts, partially offset by increases in consumer time deposits. Deposit spreads widened due to deposit rate increases that have been slower relative to market rate increases as well as the increasing value of lower-cost deposits in a higher rate environment.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $5.2 million, or 58.4%.

Total noninterest income increased $154.9 million, or 16.4%, primarily due to the $112.8 million pre-tax gain on the sale of the Bond Trustee business. The remainder of the increase was largely driven by growth in trust and retail investment services income. Trust income increased due to growth in assets under management from improved sales and market conditions. Retail investment services income increased due to growth in variable annuities, managed account and new business revenue.

Total noninterest expense increased $60.1 million, or 6.2%. Growth was primarily driven by higher structural and staff expense.

Corporate Other and Treasury

Corporate Other and Treasury’s net loss for the twelve months ended December 31, 2006 was $2.7 million, mainly due to a decline in fully taxable-equivalent net interest income and increased securities losses partially offset by a decrease in merger expense.

Fully taxable-equivalent net interest income decreased $136.3 million. The main drivers were a $1.9 billion decrease in average securities available for sale, a decrease in income on receive fixed/pay floating interest rate swaps used to extend the duration of the commercial loan portfolio resulting from narrower spreads between the receive fixed/pay floating rates, an increase in short-term borrowing costs due to an increase in the size of these borrowings needed to fund earning asset growth, as well as a significant rise in short-term interest rates over the past year.

Total average assets decreased $2.1 billion, or 6.5%, mainly due to a $1.9 billion reduction in the size of the investment portfolio that resulted from the investment portfolio restructuring in the second half of 2006. Total average deposits increased $9.2 billion, or 52.6%, mainly due to growth in brokered and foreign deposits of $9.3 billion.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $1.7 million, or 29.7%.

Total noninterest income decreased $67.5 million, or 80.2%, mainly due to an increase in net securities losses of $44.8 million related to the portfolio restructuring in 2006 and a $14.0 million decrease in derivative income on economic hedges.

Total noninterest expense decreased $55.5 million, or 63.1%, mainly due to a reduction in merger expense.

EARNINGS AND BALANCE SHEET ANALYSIS 2005 VS. 2004

Consolidated Overview

Net income totaled $2.0 billion or $5.47 per diluted share for 2005, up 26.3% and 5.4%, respectively, from 2004. The following are some of the key drivers of the Company’s 2005 financial performance as compared to 2004:

•

Total revenue-FTE increased $1.5 billion, or 23.0%, compared to 2004. The acquisition of NCF, successful implementation of sales initiatives and intense sales focus drove increases in both net interest income and noninterest income.

•

Net interest income-FTE increased $910.9 million, or 24.3%, and the net interest margin remained stable at 3.17% for 2005. The increase in net interest income was driven by strong loan and deposit growth driven by the acquisition of NCF and higher home equity, residential real estate, and middle market commercial loan volumes.

•

The average earning asset yield increased 85 basis points compared to 2004 while the average interest bearing liability cost increased 101 basis points. This reduction in interest rate spread was primarily due to increases in short term funding rates throughout 2005.

•

Noninterest income improved $550.6 million, or 21.1%, compared to 2004. The increase was driven by the acquisition of NCF, higher transaction volumes, record mortgage production, and a $23.4 million gain on the sale of Receivables Capital Management.

•

Noninterest expense increased $793.7 million, or 20.4%, compared to 2004. The increase was driven by the acquisition of NCF including a $70.2 million increase in merger expense to integrate the operations of NCF and consisted primarily of consulting fees for systems and other integration initiatives, employee-related charges and marketing expenditures. Additionally impacting noninterest expense was higher personnel costs due to increased headcount, normal merit raises, and increased incentive costs associated with higher business volumes.

•

Credit quality continued to improve throughout 2005. Nonperforming assets declined $76.5 million, or 18.6%, compared to December 31, 2004 and net charge-offs as a percentage of average loans declined five basis points to 0.18% compared to 2004.

Business Segments

The following analysis details the operating results for each line of business for the years ended December 31, 2005 and 2004. These periods have been restated to conform to the 2006 presentation.

Retail

Retail’s net income for the twelve months ended December 31, 2005 was $645.3 million, an increase of $169.4 million, or 35.6%, compared to the same period in 2004. This increase was primarily attributable to the NCF acquisition, higher net interest income and higher noninterest income partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $397.7 million, or 22.1%. The NCF acquisition contributed approximately $137 million of the increase. The remainder of the increase was attributable to loan and deposit growth and widening deposit spreads due to deposit rate increases that have been slower relative to market rate increases. Average loans increased $6.0 billion, or 24.7%, while average deposits increased $12.1 billion, or 22.8%. The NCF acquisition was the primary driver of these increases, contributing approximately $5 billion in loans and approximately $11 billion in deposits. The remaining loan growth was driven primarily by equity lines and student lending while the remaining deposit growth was driven by demand deposits (“DDA”), NOW accounts, money market accounts and certificates of deposit.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $3.7 million, or 2.6%, primarily due to a decline in consumer indirect auto loans net charge-offs.

Noninterest income increased $188.7 million, or 22.6%. The addition of NCF contributed approximately $133 million of this increase. The remaining increase was driven primarily by interchange income due to increased debit and credit card transaction volumes.

Noninterest expense increased $333.5 million, or 19.4%. This increase was driven by the addition of NCF and personnel expense due to merit increases and headcount increases driven by branch expansion.

Commercial

Commercial’s net income for the twelve months ended December 31, 2005 was $380.9 million, an increase of $84.1 million, or 28.3%, compared to the same period in 2004. NCF accounted for approximately $30 million of the increase. The remaining increase was due to improvement in net interest income and higher noninterest income, partially offset by higher noninterest expense.

Fully taxable-equivalent net interest income increased $210.2 million or 30.6%. Net interest income growth was driven by loan and deposit growth and higher deposit spreads. Average loans increased $7.0 billion, or 29.6%, and average deposits increased $2.0 billion, or 18.0%. NCF accounted for approximately $114 million of the net interest income growth, approximately $5 billion of the loan growth and approximately $1 billion of the deposit growth. The remaining loan growth was driven by stronger demand for commercial and commercial real estate loans. The remaining deposit growth was attributable to increased client liquidity.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $.92 million when compared to the same period in 2004, despite approximately a $7 million increase from NCF and a $3.2 million increase from Affordable Housing.

Noninterest income increased $18.7 million, or 7.9%. NCF accounted for approximately $5 million of the increase. Affordable Housing contributed $6.7 million of the increase, driven by higher tax credits from new properties and additional investments, as well as higher partnership revenue. The remaining increase was due to increases in capital markets activities, loan fees, and deposit sweep income. Partially offsetting these increases, was a decrease in service charges on deposits due to higher compensating balances and increased client earnings credit rates.

Noninterest expense increased $121.2 million, or 24.0%. NCF accounted for approximately $64 million of the increase. An additional $34.1 million of the increase was attributable to Affordable Housing activities, primarily impairment and other charges related to Affordable Housing properties. The remaining increase was primarily related to personnel expenses.

Corporate and Investment Banking

Corporate and Investments Bankings’s net income for the twelve months ended December 31, 2005 was $270.8 million, an increase of $11.5 million, or 4.4%, compared to the same period in 2004. Improvements in net interest income and investment banking income were the primary contributors to the increase.

Fully taxable-equivalent net interest income increased $8.3 million, or 3.2%. Average loans increased $1.6 billion, or 11.8%, and average deposits increased $24.3 million, or 0.7%. Core commercial loan and lease growth was due to increased corporate demand and increased merger and acquisition activity.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $1.6 million, or 9.7% when compared to the same period in 2004.

Noninterest income increased $6.9 million, or 1.1%, driven by increased trading and advisory fees in investment grade bond issuances, merger and acquisition, leasing, and fixed income/equity derivatives. This was partially offset by reduced activity in equity offerings, securitizations, and credit trading.

Noninterest expense decreased $2.0 million, or 0.4%. This decrease was driven by the RCM divestiture in the first quarter of 2005 and lower leveraged lease expense. This was partially offset by increased personnel expense associated with increased fee income.

Mortgage

Mortgage’s net income for the twelve months ended December 31, 2005 was $171.9 million, an increase of $20.3 million, or 13.4%, compared to the same period in 2004. Income from higher loan production, net interest income from loan growth, and higher fees were the primary contributors to the increase. This was partially offset by higher volume and growth-related expenses.

Fully taxable-equivalent net interest income increased $58.4 million, or 11.9%. Average loans, primarily residential mortgage and residential construction loans, increased $6.2 billion, or 34.4% and contributed $65.1 million to the higher net interest income. Average deposits increased $272.0 million, or 19.7%, contributing $18.6 million to the increase in net interest income. Average mortgage loans held for sale were up $2.7 billion or 55.6%. However, rising short-term interest rates resulted in compressed spreads, causing a decline in net interest income of $14.9 million. Additional funding costs for higher non-earning assets primarily due to the NCF acquisition reduced net interest income $10.6 million.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $2.0 million or 55.3% when compared to the same period in 2004

Noninterest income increased $122.9 million, or 105.6%, primarily due to higher loan origination and servicing income and the addition of NCF. Production for 2005 of $47.7 billion was up $16.9 billion or 54.9%. Loan sales to investors were $27.7 billion, an increase of $11.6 billion or 71.6%. Servicing income was up $30.2 million primarily due to higher servicing fees from higher servicing balances, and to a lesser extent, a decline in MSR amortization. As of December 31, 2005, total loans serviced were $105.6 billion up $25.7 billion, or 32.1% from $79.9 billion at December 31, 2004. Other noninterest income increased $6.6 million primarily due to volume-related fees.

Noninterest expense increased $149.9 million, or 40.3%, due to higher personnel expense and other volume and growth related expenses, along with the addition of NCF. The higher personnel expense resulted from growth in the sales force, higher volume-related commissions, and higher benefit costs.

Wealth and Investment Management

Wealth and Investment Management’s net income for the twelve months ended December 31, 2005 was $187.2 million, an increase of $34.6 million, or 22.7%, compared to the same period in 2004. Organic growth was the primary contributor to the increase, with NCF, Seix Investment Advisors (“Seix”) and Zevenbergen Capital Investments, LLC (“ZCI”) also aiding results. Seix, a fixed income division of Trusco, was formed following the acquisition of Seix Investment Advisors, Inc. in the second quarter of 2004. ZCI is a 55% owned subsidiary of Trusco and was consolidated in the fourth quarter of 2004. The remainder of the growth was primarily driven by increased net interest income and noninterest income, partially offset by higher personnel and operations expense and amortization of intangibles.

Fully taxable-equivalent net interest income increased $99.9 million, or 41.1%. NCF contributed approximately $25 million to the increase. Average loans increased $1.6 billion, or 25.4%, including approximately $754 million attributable to NCF. Average deposits increased $1.6 billion, or 20.6%, including approximately $484 million attributable to NCF.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $5.1 million when compared to the same period in 2004, primarily due to NCF.

Noninterest income increased $122.8 million, or 15.0%. NCF accounted for approximately $59 million of the increase while Seix and ZCI accounted for approximately $30 million. The remainder of the increase was primarily due to growth in recurring trust revenue and retail investment income. Assets under management increased approximately $9.4 billion, or 7.5%, due to new business and an increase in equity markets. As of December 31, 2005, assets under management were approximately $135.3 billion compared to $125.9 billion as of December 31, 2004. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $242.5 billion, which include the aforementioned assets under management, $45.5 billion in non-managed trust assets, $33.4 billion in retail brokerage assets, and $28.3 billion in non-managed corporate trust assets.

Noninterest expense increased $150.5 million, or 18.2%. NCF, Seix and ZCI were the largest contributors of the increase. The balance of the increase was driven by higher personnel expense due to merit increases and selective hiring, and higher operations expense in an effort to build out the business.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2005 was $75.0 million, an increase of $50.9 million from the same period in 2004. The increase was primarily due to the acquisition of NCF and reduced securities losses.

Fully taxable-equivalent net interest income increased $22.8 million, or 251.9%. NCF represented approximately $10 million of the increase. Additionally, net internal funding credits on other liabilities and other assets increased a combined $30.1 million and was partially offset by a $20.4 million decrease in income on interest rate swaps accounted for as cash flow hedges of floating rate commercial loans. Total average assets increased $2.2 billion, or 7.2%, and total average liabilities increased $12.1 billion, or 29.4%. NCF added approximately $4 billion in total average assets which was partially offset by a reduction in the investment portfolio. The increase in liabilities was mainly due to growth in brokered and foreign deposits of $6.9 billion.

Provision for loan losses increased $3.0 million, or 107.3%, due to the acquisition of NCF and an increase in charge-offs at BankCard.

Noninterest income increased $90.9 million. NCF added approximately $44 million in noninterest income. Additionally, securities losses decreased by $32.3 million.

Noninterest expense increased $33.9 million, or 62.8%. NCF added approximately $118 million of noninterest expense in addition to the $74.8 million increase in merger expense representing costs to integrate the operations of NCF. Additionally, increases in corporate overhead expenses of $98.1 million were partially offset by increased expense recovery from the lines of business in the amount of $256.6 million.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in detail in Note 1, “Accounting Policies,” to the Consolidated Financial Statements and are integral to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies and they have a significant impact on the financial statements. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. The Company’s accounting and reporting policies are in accordance with US GAAP, and they conform to general practices within the applicable industries. The Company has established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of the Company’s current accounting policies that are considered to involve significant management judgment.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the Company’s estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The ALLL is determined based on management’s assessment of reviews and evaluations of larger loans that meet the Company’s definition of impairment and the size and current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the portfolio.

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

The Company’s financial results are impacted by the changes and absolute level of the ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially affect net income. For additional discussion of the allowance for loan and lease losses see the “Allowance for Loan and Lease Losses” and “Provision for Loan Losses” sections beginning on page 28.

Estimates of Fair Value

Fair value is defined as the amount at which an asset or liability could be sold in a transaction between willing parties, that is, other than in a forced or liquidation sale, in a normal business transaction. The estimation of fair value is significant to a number of SunTrust’s assets and liabilities, including loans held for sale, financial instruments, MSRs, other real estate owned, other repossessed assets, goodwill, retirement and postretirement benefit obligations, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value.

Fair value is based on market prices for the same instrument or for similar instruments adjusted for any differences in terms. If market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. In instances where required by US GAAP, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations and MSRs. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The Company provides disclosure of the key economic assumptions used to measure MSRs and a sensitivity analysis to adverse changes to these assumptions in Note 11, “Securitization Activity/Mortgage Servicing Rights,” to the Consolidated Financial Statements. The fair values of MSRs are based on discounted cash flow analyses. A detailed discussion of key variables, including the discount rate, used in the determination of retirement and other postretirement obligations is in the Pension Accounting section.

Fair values for investment securities and most derivative financial instruments are based on independent, third-party market prices. If market prices are not available, fair values are based on the market prices of similar instruments. The fair values of loans held for sale are based on observable current market prices. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of SunTrust’s reporting units, management uses discounted cash flow models which require assumptions about growth rates of the reporting units and the cost of equity.

Pension Accounting

Several variables affect the annual pension cost and the annual variability of cost for the SunTrust retirement programs. The main variables are: (1) size and characteristics of the employee population, (2) discount rate, (3) expected long-term rate of return on plan assets, (4) recognition of actual asset returns and (5) other actuarial assumptions. Below is a brief description of these variables and the effect they have on SunTrust’s pension costs.

Size and Characteristics of the Employee Population

Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, and years of employment. The number of employees eligible for pension benefits has increased over prior years, especially with the addition of NCF employees at the end of 2004.

Discount Rate

The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date, December 31. This assumption is updated every year for each plan. The discount rate for each plan is reset annually on the measurement date to reflect current market conditions.

If the Company were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans, and keep all other assumptions constant, the benefit cost would decrease/ increase by approximately $14 million.

Expected Long-term Rate of Return on Plan Assets

Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the SunTrust and NCF Retirement Plans, the pre-tax expected rate of return on plan assets was 8.50% and 8.50% in 2006 and 2005, respectively. This expected rate of return is not expected to change significantly each year.

Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. The Company generally amortizes any unrecognized net actuarial gain or loss in excess of a 10% corridor, as defined in SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”) in net periodic pension expense over the average future service of active employees, which is approximately eight years. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

If the Company were to assume a 0.25% increase/decrease in the expected long-term rate of return for the retirement and other postretirement plans, holding all other actuarial assumptions constant, the benefit cost would decrease/increase by approximately $6 million.

Recognition of Actual Asset Returns

SFAS No. 87 allows for the use of an asset value that smoothes investment gains and losses over a period up to five years. However, SunTrust has elected to use a preferable method in determining pension expense. This method uses the actual market value of the plan assets, and therefore, immediately recognizes prior gains and losses. Therefore, SunTrust will have more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to “smooth” their investment experience.

Other Actuarial Assumptions

To estimate the projected benefit obligation, actuarial assumptions are required about factors such as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. These factors don’t tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. SunTrust periodically reviews the assumptions used based on historical and expected future experience.

Due to the adoption of SFAS No. 158, to estimate the projected benefit obligation as of December 31, 2006, the Company projected forward the benefit obligations from January 1, 2006 to December 31, 2006, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, salary changes different from expectations, entrance of new participants, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

Income Taxes

The Company is subject to the income tax laws of the various jurisdictions where it conducts business and estimates income tax expense based on amounts expected to be owed to these various tax jurisdictions. On a quarterly basis, management evaluates the reasonableness of the Company’s effective tax rate based upon its current estimate of net income, tax credits, and the applicable statutory tax rates expected for the full year. The estimated income tax expense is reported in the Consolidated Statements of Income.

Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and is reported in other liabilities on the Consolidated Balance Sheet. SunTrust assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintains tax accruals consistent with its evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect the Company’s operating results. For additional information, see Note 15, “Income Taxes” to the Consolidated Financial Statements.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Recently issued and pending accounting pronouncements are discussed in Note 1, “Accounting Policies,” to the Consolidated Financial Statements.

Table 20 – Reconcilement of Non-US GAAP Measures – Annual

	Twelve Months Ended December 31
(Dollars in millions, except per share and other data)	2006	2005	2004	2003	2002	2001
Net income	$2,117.4	$1,987.2	$1,572.9	$1,332.3	$1,331.8	$1,375.5
Securities losses/(gains), net of tax	31.3	4.4	27.1	(80.5)	(133.0)	(99.5)

Net income excluding net securities gains and losses	2,148.7	1,991.6	1,600.0	1,251.8	1,198.8	1,276.0
The Coca-Cola Company dividend, net of tax	(53.3)	(48.1)	(43.0)	(37.8)	(34.4)	(30.9)

Net income excluding net securities gains and losses and The Coca-Cola Company dividend, net of tax	$2,095.4	$1,943.5	$1,557.0	$1,214.0	$1,164.4	$1,245.1
Preferred stock dividends	7.7	-	-	-	-	-

Net income available to common shareholders excluding net securities (gains)/losses and The Coca-Cola Company dividend, net of tax	$2,087.7	$1,943.5	$1,557.0	$1,214.0	$1,164.4	$1,245.1

Net income	$2,117.4	$1,987.2	$1,572.9	$1,332.3	$1,331.8	$1,375.5
Merger expense, net of tax	-	61.1	18.5	-	39.8	-

Net income excluding merger expense	$2,117.4	$2,048.3	$1,591.4	$1,332.3	$1,371.6	$1,375.5

Noninterest expense	$4,879.9	$4,690.7	$3,897.0	$3,400.6	$3,219.4	$2,999.9
Merger expense	-	(98.6)	(28.4)	-	(16.0)	-

Noninterest expense excluding merger expense	$4,879.9	$4,592.1	$3,868.6	$3,400.6	$3,203.4	$2,999.9

Diluted earnings per common share	$5.82	$5.47	$5.19	$4.73	$4.66	$4.72
Impact of excluding merger expense	-	0.17	0.06	-	0.14	-

Diluted earnings per common share excluding merger expense	$5.82	$5.64	$5.25	$4.73	$4.80	$4.72

Efficiency ratio	59.39%	60.06%	61.39%	59.99%	57.99%	56.12%
Impact of excluding merger expense	-	(1.26)	(0.45)	-	(0.29)	-

Efficiency ratio excluding merger expense	59.39%	58.80%	60.94%	59.99%	57.70%	56.12%

Efficiency ratio	59.39%	60.06%	61.39%	59.99%	57.99%	56.12%
Impact of excluding amortization of intangible assets	(1.26)	(1.52)	(1.22)	(1.13)	(1.06)	(0.86)

Tangible efficiency ratio	58.13%	58.54%	60.17%	58.86%	56.93%	55.26%

Total average assets	$180,315.1	$168,088.8	$133,754.3	$122,325.4	$108,516.1	$102,884.2
Average net unrealized securities gains	(1,620.5)	(1,949.4)	(2,372.2)	(2,343.0)	(2,731.8)	(2,700.0)

Average assets less net unrealized securities gains	$178,694.6	$166,139.4	$131,382.1	$119,982.4	$105,784.3	$100,184.2

Total average common shareholders’ equity	$17,394.7	$16,526.3	$11,469.5	$9,083.0	$8,725.7	$8,073.8
Average accumulated other comprehensive income	(976.0)	(1,220.5)	(1,517.2)	(1,486.1)	(1,741.1)	(1,745.8)

Total average realized common shareholders’ equity	$16,418.7	$15,305.8	$9,952.3	$7,596.9	$6,984.6	$6,328.0

Return on average total assets	1.17%	1.18%	1.18%	1.09%	1.23%	1.34%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	-	(0.01)	0.01	(0.08)	(0.13)	(0.10)

Return on average total assets less net realized and unrealized securities gains/losses and The Coca-Cola Company dividend [1]	1.17%	1.17%	1.19%	1.01%	1.10%	1.24%

Return on average common shareholders’ equity	12.13%	12.02%	13.71%	14.67%	15.26%	17.04%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	0.59	0.68	1.94	1.31	1.41	2.64

Return on average realized common shareholders’ equity [2]	12.72%	12.70%	15.65%	15.98%	16.67%	19.68%

Total shareholders’ equity	$17,813.6	$16,887.4	$15,986.9	$9,731.2	$8,769.5	$8,359.6
Goodwill	(6,889.8)	(6,835.1)	(6,806.0)	(1,077.7)	(963.7)	(440.5)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,182.0)	(1,123.0)	(1,061.5)	(639.6)	(612.2)	(370.8)
Mortgage servicing rights	810.5	657.6	482.4	449.3	383.9	351.2

Tangible equity	$10,552.3	$9,586.9	$8,601.8	$8,463.2	$7,577.5	$7,899.5

Total assets	$182,161.6	$179,712.8	$158,869.8	$125,393.2	$117,322.5	$104,740.6
Goodwill	(6,889.8)	(6,835.1)	(6,806.0)	(1,077.7)	(963.7)	(440.5)
Other intangible assets including MSRs	(1,182.0)	(1,123.0)	(1,061.5)	(639.6)	(612.2)	(370.8)
Mortgage servicing rights	810.5	657.6	482.4	449.3	383.9	351.2

Tangible assets	$174,900.3	$172,412.3	$151,484.7	$124,125.2	$116,130.5	$104,280.5

Tangible equity to tangible assets	6.03%	5.56%	5.68%	6.82%	6.52%	7.58%

Net interest income	$4,660.4	$4,579.0	$3,685.2	$3,320.3	$3,243.7	$3,252.6
Taxable equivalent adjustment	88.0	75.5	58.4	45.0	39.5	40.8

Net interest income - FTE	4,748.4	4,654.5	3,743.6	3,365.3	3,283.2	3,293.4
Noninterest income	3,468.4	3,155.0	2,604.4	2,303.0	2,268.8	2,051.9

Total revenue - FTE	8,216.8	7,809.5	6,348.0	5,668.3	5,552.0	5,345.3
Net securities losses/(gains)	50.5	7.2	41.7	(123.9)	(204.5)	(153.1)
Net gain on sale of Bond Trustee business	(112.8)	-	-	-	-	-

Total revenue - FTE excluding net securities losses/(gains) and net gain on sale of Bond Trustee Business	$8,154.5	$7,816.7	$6,389.7	$5,544.4	$5,347.5	$5,192.2

1Computed by dividing annualized net income excluding net securities gains/losses and The Coca-Cola Company dividend, by average assets less net unrealized securities gains.

2Computed by dividing annualized net income available to common shareholders excluding net securities gains/losses and The Coca-Cola Company dividend, by average realized common shareholders’ equity.

Table 21 – Reconcilement of Non-US GAAP Measures - Quarterly

	Three Months Ended
	2006				2005
(Dollars in millions, except per share and other data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net income	$506.3	$535.6	$544.0	$531.5	$518.5	$510.8	$465.7	$492.3
Securities losses/(gains), net of tax	(21.9)	56.9	(3.6)	(0.1)	(0.4)	1.3	-	3.5

Net income excluding net securities gains and losses	484.4	592.5	540.4	531.4	518.1	512.1	465.7	495.8
The Coca-Cola Company dividend, net of tax	(13.3)	(13.3)	(13.3)	(13.3)	(12.0)	(12.0)	(12.0)	(12.0)

Net income excluding net securities gains and losses and The Coca-Cola Company dividend, net of tax	471.1	579.2	527.1	518.1	506.1	500.1	453.7	483.8
Preferred stock dividends	7.7	-	-	-	-	-	-	—

Net income available to common shareholders excluding net securities (gains)/losses and The Coca-Cola Company dividend, net of tax	$463.4	$579.2	$527.1	$518.1	$506.1	$500.1	$453.7	$483.8

Net income	$506.3	$535.6	$544.0	$531.5	$518.5	$510.8	$465.7	$492.3
Merger expense, net of tax	-	-	-	-	4.1	7.5	33.6	16.0

Net income excluding merger expenses	$506.3	$535.6	$544.0	$531.5	$522.6	$518.3	$499.3	$508.3

Noninterest expense	$1,233.8	$1,205.5	$1,214.1	$1,226.5	$1,206.9	$1,177.1	$1,172.8	$1,133.9
Merger expense	-	-	-	-	(6.5)	(12.1)	(54.3)	(25.7)

Noninterest expense excluding merger expense	$1,233.8	$1,205.5	$1,214.1	$1,226.5	$1,200.4	$1,165.0	$1,118.5	$1,108.2

Diluted earnings per common share	$1.39	$1.47	$1.49	$1.46	$1.43	$1.40	$1.28	$1.36
Impact of excluding merger expense	-	-	-	-	0.01	0.02	0.09	0.04

Diluted earnings per common share excluding merger expense	$1.39	$1.47	$1.49	$1.46	$1.44	$1.42	$1.37	$1.40

Efficiency ratio	59.67%	59.30%	58.78%	59.80%	60.20%	58.62%	61.30%	60.22%
Impact of excluding merger expense	-	-	-	-	(0.33)	(0.61)	(2.84)	(1.37)

Efficiency ratio excluding merger expenses	59.67%	59.30%	58.78%	59.80%	59.87%	58.01%	58.46%	58.85%

Efficiency ratio	59.67%	59.30%	58.78%	59.80%	60.20%	58.62%	61.30%	60.22%
Impact of excluding amortization of intangible assets	(1.18)	(1.27)	(1.25)	(1.33)	(1.41)	(1.49)	(1.56)	(1.66)

Tangible efficiency ratio	58.49%	58.03%	57.53%	58.47%	58.79%	57.13%	59.74%	58.56%

Total average assets	$182,343.3	$180,500.9	$180,744.1	$177,618.3	$175,769.1	$169,934.0	$165,253.6	$161,218.2
Average net unrealized securities gains	(1,965.4)	(1,374.6)	(1,528.0)	(1,612.8)	(1,871.2)	(2,102.2)	(1,791.6)	(2,032.8)

Average assets less net unrealized securities gains	$180,377.9	$179,126.3	$179,216.1	$176,005.5	$173,897.9	$167,831.8	$163,462.0	$159,185.4

Total average common shareholders’ equity	$17,655.5	$17,558.6	$17,304.4	$17,051.8	$16,875.6	$16,822.9	$16,275.6	$16,119.4
Average accumulated other comprehensive income	(1,202.0)	(821.3)	(915.9)	(963.7)	(1,126.7)	(1,331.1)	(1,139.5)	(1,285.3)

Total average realized common shareholders’ equity	$16,453.5	$16,737.3	$16,388.5	$16,088.1	$15,748.9	$15,491.8	$15,136.1	$14,834.1

Return on average total assets	1.10%	1.18%	1.21%	1.21%	1.17%	1.19%	1.13%	1.24%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.06)	0.10	(0.03)	(0.02)	(0.02)	(0.01)	(0.02)	(0.01)

Return on average total assets less net realized and unrealized securities gains/losses and The Coca-Cola Company dividend [1]	1.04%	1.28%	1.18%	1.19%	1.15%	1.18%	1.11%	1.23%

Return on average common shareholders’ equity	11.20%	12.10%	12.61%	12.64%	12.19%	12.05%	11.48%	12.39%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.03)	1.63	0.29	0.42	0.56	0.76	0.54	0.84

Return on average realized common shareholders’ equity [2]	11.17%	13.73%	12.90%	13.06%	12.75%	12.81%	12.02%	13.23%

Total shareholders’ equity	$17,813.6	$18,589.3	$17,423.9	$17,157.4	$16,887.4	$16,717.8	$16,646.2	$16,104.3
Goodwill	(6,889.8)	(6,903.0)	(6,900.2)	(6,897.1)	(6,835.1)	(6,841.6)	(6,873.1)	(6,861.7)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,182.0)	(1,120.1)	(1,141.3)	(1,123.5)	(1,123.0)	(1,112.9)	(1,094.8)	(1,073.2)
Mortgage servicing rights	810.5	724.3	720.4	680.8	657.6	613.5	565.7	514.2

Tangible equity	$10,552.3	$11,290.5	$10,102.8	$9,817.6	$9,586.9	$9,376.8	$9,244.0	$8,683.6

Total assets	$182,161.6	$183,104.6	$181,143.4	$178,876.5	$179,712.8	$172,416.1	$168,952.6	$164,811.0
Goodwill	(6,889.8)	(6,903.0)	(6,900.2)	(6,897.1)	(6,835.1)	(6,841.6)	(6,873.1)	(6,861.7)
Other intangible assets including MSRs	(1,182.0)	(1,120.1)	(1,141.3)	(1,123.5)	(1,123.0)	(1,112.9)	(1,094.8)	(1,073.2)
Mortgage servicing rights	810.5	724.3	720.4	680.8	657.6	613.5	565.7	514.2

Tangible assets	$174,900.3	$175,805.8	$173,822.3	$171,536.7	$172,412.3	$165,075.1	$161,550.4	$157,390.3

Tangible equity to tangible assets	6.03%	6.42%	5.81%	5.72%	5.56%	5.68%	5.72%	5.52%
Net interest income	$1,161.3	$1,151.4	$1,168.8	$1,179.0	$1,187.1	$1,156.7	$1,123.7	$1,111.6
Taxable - equivalent adjustment	23.9	22.5	21.2	20.4	20.0	19.0	18.7	17.6

Net interest income - FTE	1,185.2	1,173.9	1,190.0	1,199.4	1,207.1	1,175.7	1,142.4	1,129.2
Noninterest income	882.6	858.9	875.4	851.5	797.9	832.4	770.9	753.8

Total revenue - FTE	2,067.8	2,032.8	2,065.4	2,050.9	2,005.0	2,008.1	1,913.3	1,883.0
Net securities (gains)/losses	(35.4)	91.8	(5.9)	(0.1)	(0.6)	2.1	-	5.7
Net gain on sale of RCM assets	-	-	-	-	-	(3.5)	-	(19.9)
Net gain on sale of Bond Trustee business	-	(112.8)	-	-	-	-	-	-

Total revenue - FTE excluding net securities (gains)/losses, net gain on sale of RCM assets and net gain on sale of Bond Trustee business	$2,032.4	$2,011.8	$2,059.5	$2,050.8	$2,004.4	$2,006.7	$1,913.3	$1,868.8

1Computed by dividing annualized net income excluding net securities gains/losses and The Coca-Cola Company dividend, by average assets less net unrealized securities gains.

2Computed by dividing annualized net income available to common shareholders excluding net securities gains/losses and The Coca-Cola Company dividend, by average realized common shareholders’ equity.

TABLE 22 - Share Repurchases in 2006

	Common Stock					Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs [3,4]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	280,693	$71.63	265,000		2,987,796	N/A	N/A	N/A	N/A
February 1-28	1,275,102	70.62	1,270,000		1,717,796	N/A	N/A	N/A	N/A
March 1-31	8,619	74.96	-		10,000,000	N/A	N/A	N/A	N/A

Total first quarter 2006	1,564,414	$70.82	1,535,000			N/A	N/A	N/A	N/A

April 1-30	9,339	$73.76	-		10,000,000	N/A	N/A	N/A	N/A
May 1-31	15,068	76.69	-		10,000,000	N/A	N/A	N/A	N/A
June 1-30	4,797	76.58	-		10,000,000	N/A	N/A	N/A	N/A

Total second quarter 2006	29,204	$75.73	-			N/A	N/A	N/A	N/A

July 1-31	8,784	$77.95	-		10,000,000	N/A	N/A	N/A	N/A
August 1-31	1,642,860	76.68	1,640,000		8,360,000	N/A	N/A	N/A	N/A
September 1-30	8,025	76.79	-		8,360,000	-	-	-	-

Total third quarter 2006	1,659,669	$76.69	1,640,000			-	-	-	-

October 1-31	9,933,775	$77.75	9,926,589	[4]	8,360,000	-	-	-	-
November 1-30	19,679	81.53	-		8,360,000	-	-	-	-
December 1-31	8,100	83.88	-		8,360,000	-	-	-	-

Total fourth quarter 2006	9,961,554	$77.76	9,926,589			-	-	-	-

Total 2006	13,214,841	$76.80	13,101,589			-	-	-	-

1 On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

2 This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the twelve months ended December 31, 2006, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 15,693 shares in January, 2006 at an average price per share of $74.08; 5,102 shares in February, 2006 at an average price per share of $72.43; 8,619 shares in March, 2006 at an average price per share of $74.96; 9,339 shares in April, 2006 at an average price per share of $73.76; 15,068 shares in May, 2006 at an average price per share of $76.69; 4,797 shares in June, 2006 at an average price per share of $76.58; 8,784 shares in July, 2006 at an average price per share of $77.95; 2,860 shares in August, 2006 at an average price per share of $78.54; 8,025 shares in September, 2006 at an average price per share of $76.79; 7,186 shares in October, 2006 at an average price per share of $78.43; 19,679 shares in November, 2006 at an average price of $81.53; and 8,100 shares in December, 2006 at an average price per share of $83.88.

3 Effective April 1, 2006, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock and terminated (effective March 31, 2006) the remaining authority to repurchase shares under the prior authorizations made on June 13, 2001 and November 12, 2002. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table.

4 The 8,360,000 does not include a Board authorization in August 2006 to purchase a maximum of $1 billion or 13,333,334 shares of the Company’s Common Stock, of which authority the Company has repurchased 9,926,589 shares.

TABLE 23 - Funds Purchased and Securities Sold Under Agreements to Repurchase1

	As of December 31		Daily Average		Maximum Outstanding at Any Month-end
(Dollars in millions)	Balance	Rate	Balance	Rate
2006	$11,818.0	4.90%	$11,526.5	4.71%	$13,980.7
2005	10,374.5	3.88	10,331.3	3.02	12,610.5
2004	9,342.8	1.85	9,796.7	1.11	11,079.4

1 Consists of federal funds purchased and securities sold under agreements to repurchase that mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.

TABLE 24 - Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More

	As of December 31, 2006
(Dollars in millions)	Consumer Time	Brokered Time	Foreign Time	Other Time	Total
Months to maturity:
3 or less	$3,404.1	$3,076.7	$6,095.7	$37.9	$12,614.4
Over 3 through 6	4,065.6	3,643.8	-	-	7,709.4
Over 6 through 12	3,235.1	3,842.9	-	-	7,078.0
Over 12	1,520.2	7,586.7	-	-	9,106.9

Total	$12,225.0	$18,150.1	$6,095.7	$37.9	$36,508.7

TABLE 25 - Maturity Distribution of Securities Available for Sale

	As of December 31, 2006
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury and other U.S. government agencies and corporations	$138.9	$1,254.7	$199.5	$14.9	$1,608.0
States and political subdivisions	99.4	465.9	323.5	143.5	1,032.3
Asset-backed securities[1]	119.3	961.2	47.5	-	1,128.0
Mortgage-backed securities[1]	330.4	11,490.5	5,019.0	497.4	17,337.3
Corporate bonds	107.7	297.1	25.4	38.7	468.9

Total debt securities	$795.7	$14,469.4	$5,614.9	$694.5	$21,574.5

Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$138.2	$1,250.8	$197.1	$14.4	$1,600.5
States and political subdivisions	99.5	469.8	328.1	143.7	1,041.1
Asset-backed securities[1]	119.6	945.1	47.6	-	1,112.3
Mortgage-backed securities[1]	332.2	11,296.6	4,998.9	503.2	17,130.9
Corporate bonds	105.0	293.5	25.5	38.8	462.8

Total debt securities	$794.5	$14,255.8	$5,597.2	$700.1	$21,347.6

Weighted average yield (FTE):
U.S. Treasury and other U.S. government agencies and corporations	4.24%	4.69%	4.71%	5.05%	4.66%
States and political subdivisions	6.28	6.16	5.95	5.97	6.08
Asset-backed securities[1]	6.62	4.87	5.62	-	5.09
Mortgage-backed securities[1]	5.45	4.58	5.25	5.65	4.82
Corporate bonds	5.25	5.41	6.08	6.29	5.43

Total debt securities	5.49%	4.68%	5.30%	5.72%	4.90%

1Distribution of maturities is based on the expected average life of the asset.

TABLE 26 - Loan Maturity

	As of December 31, 2006 Remaining Maturities of Selected Loans
(Dollars in millions)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan Maturity
Commercial and commercial real estate [1]	$42,442.5	$12,604.9	$15,404.6	$14,433.0
Real estate - construction	13,893.0	9,223.1	3,862.9	807.0

Total	$56,335.5	$21,828.0	$19,267.5	$15,240.0

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$3,554.6	$8,245.5
Floating or adjustable interest rates			15,712.9	6,994.5

Total			$19,267.5	$15,240.0

1Excludes $4.7 billion in lease financing.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A beginning on page 39 which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunTrust Banks, Inc.:

We have completed integrated audits of SunTrust Banks, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SunTrust Banks, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Atlanta, Georgia

March 1, 2007

SUNTRUST BANKS, INC.

Consolidated Statements of Income

	For the Twelve Months Ended December 31
(Dollars in thousands except per share data)	2006	2005	2004
Interest Income
Interest and fees on loans	$7,688,689	$5,961,122	$3,947,231
Interest and fees on loans held for sale	727,991	485,724	281,292
Interest and dividends on securities available for sale
Taxable interest	1,022,888	1,032,785	844,526
Tax-exempt interest	39,357	35,733	26,340
Dividends[1]	123,870	104,215	72,580
Interest on funds sold and securities purchased under agreements to resell	56,964	43,206	18,577
Interest on deposits in other banks	3,360	867	178
Trading account interest	128,901	67,657	27,658

Total interest income	9,792,020	7,731,309	5,218,382

Interest Expense
Interest on deposits	3,464,700	1,832,975	766,188
Interest on funds purchased and securities sold under agreements to repurchase	543,057	312,193	108,591
Interest on other short-term borrowings	89,866	94,965	30,195
Interest on long-term debt	1,033,932	912,210	628,253

Total interest expense	5,131,555	3,152,343	1,533,227

Net Interest Income	4,660,465	4,578,966	3,685,155
Provision for loan losses	262,536	176,886	135,537

Net interest income after provision for loan losses	4,397,929	4,402,080	3,549,618

Noninterest Income
Service charges on deposit accounts	763,720	772,519	700,022
Trust and investment management income	686,865	673,720	586,783
Retail investment services	233,974	213,274	192,811
Other charges and fees	462,063	456,481	390,494
Investment banking income	230,553	216,530	206,730
Trading account profits and commissions	113,047	145,120	127,799
Card fees	247,647	210,779	153,439
Mortgage production related income	217,428	144,885	57,847
Mortgage servicing related income	121,738	41,856	11,083
Net gain on sale of Bond Trustee business	112,759	-	-
Net gain on sale of RCM assets	-	23,382	-
Other noninterest income	329,055	263,653	219,129
Net securities losses	(50,477)	(7,155)	(41,691)

Total noninterest income	3,468,372	3,155,044	2,604,446

Noninterest Expense
Employee compensation	2,253,527	2,117,156	1,804,911
Employee benefits	471,926	417,055	363,402
Outside processing and software	393,576	357,387	286,270
Net occupancy expense	334,213	312,070	268,248
Equipment expense	197,038	204,038	184,865
Marketing and customer development	173,205	156,711	128,291
Amortization of intangible assets	103,226	118,964	77,582
Merger expense	-	98,642	28,401
Loss on extinguishment of debt	11,665	-	-
Other noninterest expense	941,484	908,706	755,068

Total noninterest expense	4,879,860	4,690,729	3,897,038

Income before provision for income taxes	2,986,441	2,866,395	2,257,026
Provision for income taxes	868,970	879,156	684,125

Net income	2,117,471	1,987,239	1,572,901
Preferred stock dividends	7,729	-	-

Net Income Available to Common Shareholders	$2,109,742	$1,987,239	$1,572,901

Net income per average common share
Diluted	$5.82	$5.47	$5.19
Basic	5.87	5.53	5.25

Average common shares - diluted	362,802	363,454	303,309
Average common shares - basic	359,413	359,066	299,375
[1]Includes dividends on common stock of The Coca-Cola Company	$59,850	$54,058	$48,266

See notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Balance Sheets

	As of December 31
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$4,235,889	$4,659,664
Interest-bearing deposits in other banks	21,810	332,444
Funds sold and securities purchased under agreements to resell	1,050,046	1,313,498
Trading assets	2,777,629	2,811,225
Securities available for sale[1]	25,101,715	26,525,821
Loans held for sale	11,790,122	13,695,613
Loans	121,454,333	114,554,895
Allowance for loan and lease losses	(1,044,521)	(1,028,128)

Net loans	120,409,812	113,526,767
Premises and equipment	1,977,412	1,854,527
Goodwill	6,889,860	6,835,168
Other intangible assets	1,181,984	1,122,967
Customers’ acceptance liability	15,878	11,839
Other assets	6,709,452	7,023,308

Total assets	$182,161,609	$179,712,841

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$22,887,176	$26,327,663
Interest-bearing consumer and commercial deposits	76,888,712	71,244,719

Total consumer and commercial deposits	99,775,888	97,572,382
Brokered deposits (CDs at fair value: $97,370 as of December 31, 2006; $0 as of December 31, 2005)	18,150,059	15,644,932
Foreign deposits	6,095,682	8,835,864

Total deposits	124,021,629	122,053,178

Funds purchased	4,867,591	4,258,013
Securities sold under agreements to repurchase	6,950,426	6,116,520
Other short-term borrowings	2,062,636	1,937,624
Long-term debt	18,992,905	20,779,249
Acceptances outstanding	15,878	11,839
Trading liabilities	1,634,097	1,529,325
Other liabilities	5,802,841	6,139,698

Total liabilities	164,348,003	162,825,446

Preferred stock, no par value (liquidation preference of $100,000 per share)	500,000	-
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,627,196	6,761,684
Retained earnings	10,541,152	9,310,978
Treasury stock, at cost, and other	(1,151,269)	(493,936)
Accumulated other comprehensive income	925,949	938,091

Total shareholders’ equity	17,813,606	16,887,395

Total liabilities and shareholders’ equity	$182,161,609	$179,712,841

Common shares outstanding	354,902,566	361,984,193
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	-
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	15,675,832	8,594,205

[1]Includes net unrealized gains on securities available for sale	$2,103,362	$1,572,033

See notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	$-	281,923	$294,163	$1,288,311	$7,149,118	($664,518)	$1,664,092	$9,731,166
Net income	-	-	-	-	1,572,901	-	-	1,572,901
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	10,661	10,661
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(395,343)	(395,343)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	(2,460)	(2,460)

Total comprehensive income								1,185,759
Common stock dividends, $2.00 per share	-	-	-	-	(603,309)	-	-	(603,309)
Exercise of stock options and stock compensation element expense	-	1,905	-	8,775	-	105,125	-	113,900
Acquisition of treasury stock	-	(200)	-	-	-	(14,064)	-	(14,064)
Acquisition of National Commerce Financial, Inc.	-	76,415	76,415	5,441,136	-	-	-	5,517,551
Performance and restricted stock activity	-	302	-	2,099	-	(2,099)	-	-
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	8,515	-	8,515
Issuance of stock for employee benefit plans	-	495	-	8,898	-	38,483	-	47,381

Balance, December 31, 2004	$-	360,840	$370,578	$6,749,219	$8,118,710	($528,558)	$1,276,950	$15,986,899
Net income	-	-	-	-	1,987,239	-	-	1,987,239
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(10,744)	(10,744)
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(332,183)	(332,183)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	4,068	4,068

Total comprehensive income								1,648,380
Common stock dividends, $2.20 per share	-	-	-	-	(794,971)	-	-	(794,971)
Exercise of stock options and stock compensation element expense	-	2,663	-	13,438	-	147,802	-	161,240
Acquisition of treasury stock	-	(2,775)	-	-	-	(196,396)	-	(196,396)
Performance and restricted stock activity	-	143	-	(2,907)	-	9,606	-	6,699
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	9,190	-	9,190
Issuance of stock for employee benefit plans	-	1,113	-	1,795	-	64,420	-	66,215
Other activity	-	-	-	139	-	-	-	139

Balance, December 31, 2005	$-	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	-	-	-	-	2,117,471	-	-	2,117,471
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	36,235	36,235
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	330,771	330,771
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	5,879	5,879

Total comprehensive income	-	-	-	-	-	-	-	2,490,356
Adoption of SFAS No. 158	-	-	-	-	-	-	(385,027)	(385,027)
Common stock dividends, $2.44 per share	-	-	-	-	(879,568)	-	-	(879,568)
Preferred stock dividends	-	-	-	-	(7,729)	-	-	(7,729)
Issuance of preferred stock	500,000	-	-	(7,705)	-	-	-	492,295
Issuance of forward purchase contract for preferred stock	-	-	-	(9,416)	-	-	-	(9,416)
Exercise of stock options and stock compensation element expense	-	3,481	-	9,710	-	226,858	-	236,568
Acquisition of treasury stock	-	(13,102)	-	(98,877)	-	(1,006,166)	-	(1,105,043)
Performance and restricted stock activity	-	1,196	-	(24,503)	-	18,770	-	(5,733)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	18,340	-	18,340
Issuance of stock for employee benefit plans	-	1,141	-	(5,913)	-	72,081	-	66,168
Issuance of stock for BancMortgage contingent consideration	-	203	-	2,216	-	12,784	-	15,000

Balance, December 31, 2006	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606

1	Balance at December 31, 2006 includes $1,090,782 for treasury stock and $60,487 for compensation element of restricted stock.
Balance at December 31, 2005 includes $467,714 for treasury stock and $26,222 for compensation element of restricted stock.
Balance at December 31, 2004 includes $492,047 for treasury stock and $36,511 for compensation element of restricted stock.

See notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$2,117,471	$1,987,239	$1,572,901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on sale of Bond Trustee business	(112,759)	-	-
Net gain on sale of RCM assets	-	(23,382)	-
Depreciation, amortization and accretion	810,881	783,084	667,145
Gain on sale of mortgage servicing rights	(66,283)	-	-
Origination of mortgage servicing rights	(503,801)	(341,694)	(196,118)
Provisions for loan losses and foreclosed property	265,609	179,294	137,032
Deferred income tax provision	107,966	178,318	144,988
Amortization of compensation element of performance and restricted stock	18,340	9,190	8,515
Stock option compensation	25,969	26,375	17,443
Excess tax benefits from stock-based compensation	(33,258)	-	-
Net securities losses	50,477	7,155	41,691
Net gain on sale of assets	(49,285)	(4,411)	(11,175)
Originated and purchased loans held for sale	(47,374,700)	(38,582,413)	(22,618,972)
Sales and securitizations of loans held for sale	49,308,909	31,467,023	21,941,581
Net increase in other assets	(470,225)	(1,874,683)	(616,943)
Net (decrease) increase in other liabilities	(207,285)	1,470,187	91,496

Net cash provided by (used in) operating activities	3,888,026	(4,718,718)	1,179,584

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	3,914,243	4,783,789	5,083,485
Proceeds from sales of securities available for sale	4,945,870	4,367,480	8,875,126
Purchases of securities available for sale	(6,931,905)	(7,221,819)	(12,264,430)
Loan originations net of principal collected	(9,490,800)	(14,070,420)	(9,555,401)
Proceeds from sale of loans	2,235,011	337,902	357,785
Proceeds from sale of mortgage servicing rights	211,157	-	-
Capital expenditures	(334,254)	(201,650)	(238,009)
Proceeds from the sale of other assets	45,203	42,841	37,427
Other investing activities	-	5,311	2,584
Net cash used for acquisitions	-	-	(1,265,650)

Net cash used in investing activities	(5,405,475)	(11,956,566)	(8,967,083)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	2,214,246	5,470,301	5,254,911
Net (decrease) increase in foreign and brokered deposits	(235,055)	13,229,240	1,135,626
Net increase (decrease) in funds purchased and other short-term borrowings	1,568,496	906,777	(1,439,497)
Proceeds from the issuance of long-term debt	2,925,024	1,974,987	4,728,616
Repayment of long-term debt	(4,702,283)	(3,233,688)	(1,203,676)
Proceeds from the issuance of preferred stock	492,295	-	-
Proceeds from the exercise of stock options	215,947	135,701	96,457
Acquisition of treasury stock	(1,105,043)	(196,396)	(14,064)
Excess tax benefits from stock-based compensation	33,258	-	-
Common and preferred dividends paid	(887,297)	(794,971)	(603,309)

Net cash provided by financing activities	519,588	17,491,951	7,955,064

Net (decrease) increase in cash and cash equivalents	(997,861)	816,667	167,565
Cash and cash equivalents at beginning of period	6,305,606	5,488,939	5,321,374

Cash and cash equivalents at end of period	$5,307,745	$6,305,606	$5,488,939

Supplemental Disclosures:
Interest paid	$5,088,403	$3,027,834	$1,472,807
Income taxes paid	709,168	684,042	575,537
Income taxes refunded	(14,762)	(17,593)	(809)
Non-cash impact of the deconsolidation of Three Pillars	-	-	(2,563,031)
Non-cash impact of acquisition of National Commerce Financial Corporation	-	-	5,517,551

See notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements

Note 1 - Accounting Policies

General

SunTrust, one of the nation’s largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operates under five business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and variable interest entities (“VIEs”) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the date of acquisition. Results of operations associated with companies or net assets sold are included through the date of disposition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition. Investments in companies which are not VIEs, or where SunTrust is not the primary beneficiary in a VIE, that the Company owns a voting interest of 20% to 50%, and for which it may have significant influence over operating and financing decisions, are accounted for using the equity method of accounting. These investments are included in other assets, and the Company’s proportionate share of income or loss is included in other noninterest income in the Consolidated Statements of Income.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing bank balances, federal funds sold and securities purchased under agreements to resell. Generally, cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Securities and Trading Activities

Securities are classified at trade date as trading or available for sale securities. Securities available for sale are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities are

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield over the life of the security. Securities available for sale are carried at fair value with unrealized gains and losses, net of any tax effect, included in accumulated other comprehensive income as a component of shareholders’ equity. Realized gains and losses on securities are determined using the specific identification method and are recognized currently in the Consolidated Statements of Income. The Company reviews available for sale securities for impairment on a quarterly basis. The Company determines whether a decline in fair value below the amortized cost basis is other-than-temporary. An available for sale security that has been other-than-temporarily impaired is written down to fair value, and the amount of the write down is accounted for as a realized loss in the Consolidated Statements of Income.

Securities that are bought and held principally for the purpose of resale in the near future are classified as trading instruments. Trading account assets and liabilities are carried at fair value. Realized and unrealized gains and losses are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income.

Nonmarketable securities include venture capital equity and mezzanine securities that are not publicly traded as well as equity investments acquired for various purposes. These securities are accounted for under the cost or equity method and are included in other assets. The Company reviews nonmarketable securities accounted for under the cost method on a quarterly basis and reduces the asset value when declines in value are considered to be other-than-temporary. Equity method investments are recorded at cost adjusted to reflect the Company’s portion of income, loss or dividends of the investee. Realized income, realized losses and estimated other than-temporary unrealized losses on cost and equity method investments are recognized in noninterest income in the Consolidated Statements of Income.

Loans Held for Sale

Loans held for sale that are not documented as the hedged item in a fair value hedge are carried at the lower of cost or fair value at the pool level based on similar assets criteria. Adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.

Loans held for sale that are documented as the hedged item in a fair value hedge are carried at fair value. Fair value is derived from observable current market prices. Unrealized gains and losses are recorded as a component of noninterest income in the Consolidated Statements of Income.

The Company transfers certain residential mortgage loans, commercial loans, and student loans to a held for sale classification at the lower of cost or market. At the time of transfer, any losses are recorded as a reduction in the allowance for loan losses with subsequent losses recorded as a component of noninterest income in the Consolidated Statements of Income.

Loans

The Company’s loan balance is comprised of loans held in portfolio, including commercial loans, consumer loans, real estate loans and lines, factoring receivables, credit card receivables, nonaccrual and restructured loans, direct financing leases, and leveraged leases. Interest income on all types of loans is accrued based upon the outstanding principal amounts, except those classified as nonaccrual loans. The

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Company typically classifies loans as nonaccrual when one of the following events occurs: (i) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. Consumer and residential mortgage loans are typically placed on nonaccrual when payments have been in default for 90 and 120 days or more, respectively.

When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is either recorded using the cash basis method of accounting or recognized at the end of the loan after the principal has been reduced to zero, depending on the type of loan. If and when borrowers demonstrate the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan may be returned to accrual status. If a nonaccrual loan is returned to accruing status, the accrued interest at the date the loan is placed on nonaccrual status, and foregone interest during the nonaccrual period, are recorded as interest income only after all principal has been collected for commercial loans. For consumer loans and residential mortgage loans, the accrued interest at the date the loan is placed on nonaccrual status, and forgone interest during the nonaccrual period, are recorded as interest income as of the date the loan no longer meets the applicable criteria. (See “Allowance for Loan and Lease Losses” section of this Note for further discussion of impaired loans.)

Fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Fees received for providing loan commitments that result in loans are deferred and then recognized over the term of the loan as an adjustment of the yield.

Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluation considers prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. Specific allowances for loan and lease losses are established for large impaired loans and leases on an individual basis. The specific allowance established for these loans and leases is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans and leases that can be grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience and expected losses given default derived from the Company’s internal risk rating process. These factors are developed and applied to the portfolio in terms of line of business and loan type. Adjustments are also made to the allowance for the pools after an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk rating data. Unallocated allowances relate to inherent losses that are not otherwise evaluated in the first two elements. The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment. These factors include the inherent imprecisions in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events, and lagging or incomplete data.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets’ estimated useful lives. Certain leases are capitalized as assets for financial reporting purposes. Such capitalized assets are amortized, using the straight-line method, over the terms of the leases. Construction in process primarily includes in process branch expansion, branch renovation, and software development projects. Upon completion, branch related projects are maintained in premises and equipment while completed software projects are reclassified to other assets. Maintenance and repairs are charged to expense, and improvements are capitalized.

Goodwill and Other Intangibles Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is not amortized and instead is subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. The goodwill impairment test is performed in two phases. The first phase is used to identify potential impairment and the second phase, if required, identifies the amount of impairment by comparing the carrying amount of goodwill to its implied fair value.

Identified intangible assets that have a finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Mortgage Servicing Rights (“MSRs”)

The Company recognizes as assets the rights to service mortgage loans for others whether the servicing rights are acquired through purchase or loan origination. Purchased MSRs are capitalized at cost. For loans originated and sold where the servicing rights have been retained, the Company records servicing rights based on their estimated fair value at the time of sale of the underlying mortgage loan. Fair value is determined through a review of valuation assumptions that are supported by market and economic data collected from various outside sources. The carrying value of MSRs is maintained on the Consolidated Balance Sheets in intangible assets.

There are two components to the amortization expense that the Company records on MSRs. First, the Company fully amortizes the remaining balance of all MSR assets for loans paid in full in recognition of the termination of future cash flow streams. Second, amortization of the MSR assets related to outstanding loans is recorded based on the cash flows as estimated by future net servicing income. The projected future cash flows are calculated and updated monthly by applying market-based assumptions. Impairment for MSRs is determined based on the fair value of the rights, stratified by predominate risk characteristics according to interest rate and type of related loan. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the Consolidated Statements of Income.

Loan Sales and Securitizations

The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may retain a portion of the securities issued, including senior interests, interest-only

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

strips, and principal-only strips, all of which are considered retained interests in the transferred assets. Retained interests in securitized assets, including debt securities, are classified as either securities available for sale or trading assets and are recorded at their allocated carrying amounts based on the relative fair value of the assets sold and retained. Retained interests are subsequently carried at fair value, which is based on independent, third-party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Unrealized gains and losses on retained interests classified as available for sale are shown, net of any tax effect, in accumulated other comprehensive income as a component of shareholders’ equity. Gains or losses on sales are recorded in noninterest income in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt income. Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured differently for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change was enacted. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance.

Earnings per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted-average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and performance restricted stock outstanding using the treasury stock method.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include only cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell with an original maturity of three months or less.

Derivative Financial Instruments

It is the policy of the Company to record all derivative financial instruments at fair value in the financial statements. The Company enters into various derivatives both in a dealer capacity to facilitate client transactions and as a risk management tool. Where derivatives have been used in client transactions, the Company typically enters into derivatives with dealers to offset its risk exposure. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market risks.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Derivatives entered into in a dealer capacity and those that either do not qualify for, or for which the Company has elected not to apply, hedge accounting are accounted for as free standing derivatives. As such, those derivatives are carried at fair value on the balance sheet, with changes in fair value recorded in noninterest income.

When a derivative is intended to be a qualifying hedging instrument, the Company prepares written hedge documentation that designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company currently does not have any hedges of net investments in foreign operations. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and have included (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item and (iii) comparison of the critical terms of the hedged item and the hedging derivative. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in other comprehensive income and reclassified to earnings in conjunction with the recognition of the earnings impacts of the hedged item; any ineffective portion is recorded in current period earnings. Designated hedge transactions are reviewed at least quarterly for ongoing effectiveness. Transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated, are removed from hedge accounting classification and the recorded impacts of the hedge are recognized in current period interest income or expense in conjunction with the recognition of the income or expense on the originally hedged item.

In addition to freestanding derivatives, the Company also evaluates contracts to determine whether any embedded derivatives exist and accounts for such embedded derivatives in accordance with the provisions of SFAS No. 133. However, the Company adopted the provisions of SFAS No. 155, as of January 1, 2006, which permits an election to carry at fair value contracts containing embedded derivatives.

For additional information on the Company’s derivative activities, refer to Note 17, “Variable Interest Entities, Derivatives, and Off-Balance Sheet Arrangements”, to the Consolidated Financial Statements.

Stock-based Compensation

The Company sponsors stock option plans under which incentive and nonqualified stock options may be granted periodically to certain employees. The Company’s stock options typically have an exercise price equal to the fair value of the stock on the date of the grant and typically vest over three years. The Company accounted for all awards granted after January 1, 2002 under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The required disclosures related to the Company’s stock-based employee compensation plan are included in Note 16, “Employee

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Benefit Plans”, to the Consolidated Financial Statements. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised) Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective application method. The modified prospective application method was applied to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, compensation cost has been recognized on the portion of awards for which service has been rendered. Additionally, rather than recognizing forfeitures as they occur, beginning January 1, 2006, the Company began estimating the number of awards for which it is probable that service will be rendered and adjusted compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures.

Foreign Currency Transactions

Foreign denominated assets and liabilities resulting from foreign currency transactions are valued using period end foreign exchange rates and the associated interest income or expense are valued using approximate weighted average exchange rates for the period. The Company may elect to enter into foreign currency derivatives to mitigate its exposure to changes in foreign exchange rates. The derivative contracts are valued at fair value. Gains and losses resulting from such valuations are included as noninterest income in the Consolidated Statements of Income.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). This Statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Practice Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) clarifies and expands the guidance of SFAS No. 123 in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for non-substantive vesting provisions, and accounting for forfeitures. Under the provisions of SFAS No. 123(R), the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated, and entities are required to measure and record compensation expense in share-based payment transactions at fair value, reduced by expected forfeitures. In accordance with SFAS No. 123(R), the Company changed its policy of recognizing forfeitures as they occur and began estimating the number of awards for which it is probable service will be rendered. The estimate of forfeitures adjusts the initial recognition of compensation expense and the estimated forfeitures are subsequently adjusted through compensation expense to reflect actual forfeitures. In conjunction with the adoption of SFAS No. 123(R), the Company refined its measurement of the expected stock price volatility calculation by using a daily average calculation. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 requires companies to evaluate interests in securitized financial assets to determine whether they are freestanding derivatives or hybrid instruments that contain embedded derivatives requiring bifurcation from the host contract. SFAS No. 155 also permits companies to measure certain hybrid financial instruments at fair value in their entirety if they contain embedded derivatives that would otherwise require bifurcation in accordance with SFAS No. 133. The election may be made on an instrument-by-instrument basis and is irrevocable. Additionally, the Derivative Implementation Group (“DIG”) issued DIG Issues B38 and B39 in June 2005, which both clarified whether certain options embedded in debt instruments require bifurcation under SFAS No. 133. As of December 31, 2006, the FASB was working to finalize DIG Issue B40, which will amend and clarify certain provisions of DIG B39 and the applicability of SFAS No. 155 to certain instruments. SunTrust adopted SFAS No. 155 and DIG Issues B38 and B39 as of January 1, 2006. The adoption of these pronouncements, along with consideration of the provisions of DIG B40, did not have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement requires that all separately recognized servicing rights be initially measured at fair value. Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly. SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets. Additional disclosures for all separately recognized servicing rights are also required. This Statement is effective as of the beginning of the first fiscal year following September 15, 2006. In accordance with SFAS No. 156, SunTrust will initially measure servicing rights at fair value and will continue to subsequently amortize its servicing rights based on estimated future net servicing income with at least quarterly assessments for impairment. The Company adopted the provisions of SFAS No. 156 effective January 1, 2007 and the adoption did not have a material impact on the Company’s financial position and results of operations.

In April 2006, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. (“FIN”) 46(R).” The FSP states that an evaluation of the design of the entity should be the single method used to understand variability when applying FIN 46(R) as opposed to alternative methods used to measure the amount of variability. This FSP introduces two steps to analyze the design of the entity and to determine the variability. Step one requires an analysis of the nature of the risks in the entity including credit risk, interest rate risk, foreign currency exchange risk, commodity price risk, equity price risk, and operations risk. Step two requires a determination of the purpose for which the entity is created and determination of the variability the entity is designed to create and pass along to its interest holders. Although this is a new approach, the conclusions will often be the same under the guidance of this FSP as those reached using other approaches. This FSP was applied on a prospective basis beginning July 1, 2006, to all entities that the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Company becomes involved with and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred. The impact of adopting this FSP did not have an impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should measure fair value when companies are required by US GAAP to use a fair value measure for recognition or disclosure. SFAS No. 157 establishes a common definition of fair value, it establishes a framework for measuring fair value in US GAAP, and it expands disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (an entry price). Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (a company’s own data). SFAS No. 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or financial liability is generally irrevocable. These Statements are effective January 1, 2008 for calendar year companies. Early adoption, effective January 1, 2007, is permitted as long as companies adopt SFAS No. 157 concurrently with SFAS No. 159. SunTrust is currently evaluating the impact of SFAS No. 159 and determining if early adoption of both SFAS No. 157 and SFAS No. 159 is appropriate.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in the statement of financial position. SFAS No. 158 also requires that previously disclosed but unrecognized actuarial gains and losses, unrecognized prior service costs and credits, and any transition assets or obligations remaining from the initial application of SFAS No. 87 or SFAS No. 106 be recognized at adoption as a component of shareholders’ equity in accumulated other comprehensive income, net of tax. Subsequent to adoption, these amounts will be amortized into income and become a component of net benefit cost. Additionally, SFAS No. 158 eliminates a company’s ability to select a date to measure plan assets and obligations that is prior to its year-end balance sheet date and requires all companies to measure plan assets and benefit obligations as of their balance sheet dates effective for years ending after December 15, 2008. SunTrust’s measurement date for plan assets and obligations is its year-end balance sheet date of December 31. The provisions of SFAS No. 158 requiring recognition of a company’s funded status are to be applied prospectively beginning December 31, 2006. The Company adopted the provisions of SFAS No. 158 as

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

of December 31, 2006. As a result, SunTrust recorded its net funded position related to its retirement benefit plans, supplemental retirement benefits plan and other postretirement benefits on the Consolidated Balance Sheets with an offsetting impact, net of tax, to accumulated other comprehensive income. The impact from the adoption of this standard, net of tax, is a reduction to accumulated other comprehensive income of $385 million, which was primarily related to unrecognized actuarial losses.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108 to address the diversity in practice in quantifying financial statement misstatements and the potential impact under current practice for the accumulation of improper amounts on the balance sheet. In SAB No. 108, the SEC establishes a “dual approach” for quantifying financial statement errors by requiring evaluation of the effect on both the current income statement, including reversing the effect of prior year misstatements, as well as an evaluation of the effect on the period end balance sheet. SAB No. 108 is effective for the year ended December 31, 2006. SAB No. 108 allows public companies to record the cumulative effect of initially applying the “dual approach” in the first year by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of 2006 with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted the provisions of SAB No. 108 as of December 31, 2006. The adoption of this standard did not impact the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109 “Accounting for Income Taxes.” FIN 48 provides a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of adopting FIN 48 is to be recorded in equity. The Company adopted FIN 48 effective January 1, 2007. While the Company continues to refine the actual financial statement impact resulting from its adoption of FIN 48, it is estimated that the cumulative effect adjustment will result in an increase to tax reserves of $40 million to $60 million, with offsetting adjustments to equity and goodwill. Additionally, in connection with its adoption of FIN 48, the Company elected to classify interest and penalties related to unrecognized tax positions as components of income tax expense.

In July 2006, the FASB issued FSP No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The Internal Revenue Service (“IRS”) has challenged companies on the timing and amount of tax deductions generated by certain leveraged lease transactions, commonly referred to as Lease-In, Lease-Out transactions (“LILOs”) and Sale-In, Lease-Out transactions (“SILOs”). As a result, some companies have settled with the IRS, resulting in a change to the estimated timing of cash flows and income on these types of leases. The Company believes that its tax treatment of certain investments in LILO and SILO leveraged lease transactions is appropriate based on its interpretation of the tax regulations and legal precedents; however, a court or other judicial authority could disagree. FSP No. FAS 13-2 indicates that a change in the timing or projected timing of the realization of tax benefits on a leveraged lease transaction requires the lessor to recalculate that lease. The Company adopted the FSP effective January 1, 2007. The Company is continuing to refine the actual financial statement impact resulting from its adoption of FSP No. FAS 13-2, but the one-time after-tax charge to beginning retained earnings

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

resulting from adoption is expected to range from $25 million to $30 million related to an expected change in the timing on its lease cash flows. An amount approximating this one-time charge will be accreted into income on an effective yield basis over the remaining terms of the affected leases.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Postretirement Benefits Associated with Split-Dollar Life Insurance.” This Issue clarifies the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that is not limited to the employee’s active service period. This Issue concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee since the postretirement benefit obligation is not effectively settled through the purchase of the endorsement split-dollar life insurance policy. This Issue is effective for SunTrust beginning January 1, 2008 and any resulting adjustment will be recorded as a change in accounting principle through a cumulative effect adjustment to equity. SunTrust does not expect this Issue to have a material impact on its financial position and results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This Issue clarifies how a company should determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4; and requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered, unless all policies are required to be surrendered as a group. This EITF became effective for the Company on January 1, 2007 and the adoption did not have an impact on its financial position and results of operations.

Note 2 - Acquisitions/Dispositions

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

On July 28, 2006, AMA Holdings, Inc. (“AMA Holdings”), a 100%-owned subsidiary of SunTrust, exercised its right to call 23 minority member owned interests in AMA, LLC. The transaction resulted in $2.6 million of goodwill and $0.6 million of other intangibles related to client relationships which were both deductible for tax purposes. On January 28, 2006, AMA Holdings exercised its right to call 98 minority member owned interests in AMA, LLC, resulting in $6.9 million of goodwill and $4.5 million of other intangibles related to client relationships which were both deductible for tax purposes. During the second quarter of 2005, AMA Holdings exercised its right to call 41 minority member owned interests in AMA, LLC which resulted in $3.3 million of goodwill that was also deductible for tax

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

purposes. As of December 31, 2006, AMA Holdings owned 913 member interests of AMA, LLC, and 315 member interests of AMA, LLC were owned by employees. There are 88 employee interests that may be called by AMA Holdings at its discretion, or put to AMA Holdings by the holders of the member interest, in accordance with the member agreement. The remaining 227 employee-owned interests may be subject to certain vesting requirements and may be put or called at certain dates in the future, in accordance with the member agreement.

On April 4, 2006, SunTrust paid $1.3 million in cash to the former owners of Prime Performance, Inc., a company acquired by National Commerce Financial Corporation (“NCF”) in March 2004. Payment of the contingent consideration was made pursuant to the original purchase agreement between NCF and the former owners of Prime Performance and was considered a tax-deductible adjustment to goodwill.

On March 31, 2006, SunTrust sold its 49% interest in First Market Bank, FSB (“First Market”). The sale of the Company’s approximately $79 million net investment resulted in a gain of $3.6 million which was recorded in other income in the Consolidated Statements of Income.

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

On March 31, 2005, SunTrust sold substantially all of the factoring assets of its factoring division, Receivables Capital Management (“RCM”), to an affiliate of CIT Group, Inc. The sale of approximately $238 million in net assets resulted in a gain of $30.0 million. This gain was partially offset by $6.6 million of expenses primarily related to the severance of RCM employees and the write-off of obsolete RCM financial systems and equipment. The net gain of $23.4 million was recorded in the Consolidated Statements of Income as a component of noninterest income.

On January 27, 2005, AMA Holdings purchased the remaining 20% minority interest of Lighthouse Partners, LLC (“LHP”), a nonregistered limited liability company established to provide alternative

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

investment strategies for clients. The transaction resulted in $39.8 million of goodwill and $11.1 million of other intangibles related to client relationships and noncompete agreements which were both deductible for tax purposes.

On October 1, 2004, SunTrust acquired National Commerce Financial Corporation and subsidiaries, a Memphis-based financial services organization. NCF’s parent company merged into SunTrust in a transaction that qualified as a tax-free reorganization. The acquisition was accounted for under the purchase method of accounting with the results of operations for NCF included in SunTrust’s results beginning October 1, 2004. Under the purchase method of accounting the assets and liabilities of the former NCF were recorded at their respective fair values as of October 1, 2004. The consideration for the acquisition was a combination of cash and stock with an aggregate purchase price of approximately $7.4 billion. The total consideration consisted of approximately $1.8 billion in cash and approximately 76.4 million shares of SunTrust common stock. Based on a valuation of their estimated useful lives, the core deposit intangibles are being amortized over a 10 year period using the sum of the years digit method and the other intangibles will be amortized over a weighted average of 7.3 years using the straight line method. No goodwill related to NCF was deductible for tax purposes. The Company incurred $98.6 million and $28.4 million in merger expenses in 2005 and 2004, respectively, which represent incremental costs to integrate NCF’s operations. More specifically, these represent costs related to consulting fees for systems and other integration initiatives, employee-related charges and marketing expenditures.

On May 28, 2004, SunTrust acquired substantially all of the assets of Seix Investment Advisors, Inc (“Seix”). The Company acquired approximately $17 billion in assets under management. The Company paid $190 million in cash, resulting in $84.0 million of goodwill and $99.2 million of other intangible assets, all of which are deductible for tax purposes. Additional payments may be made in 2007 and 2009, contingent on performance. The additional payments are currently estimated to total approximately $58.0 million.

Note 3 - Funds Sold and Securities Purchased Under Agreements to Resell

Funds sold and securities purchased under agreements to resell at December 31 were as follow:

(Dollars in thousands)	2006	2005
Federal funds	$209,225	$384,575
Resell agreements	840,821	928,923

Total funds sold and securities purchased under agreements to resell	$1,050,046	$1,313,498

Securities purchased under agreements to resell are collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. The Company takes possession of all securities under agreements to resell and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. The Company requires collateral between 100% and 105% of the underlying securities. The total market value of the collateral held was $849.9 million and $958.1 million at December 31, 2006 and 2005, of which $561.8 million and $572.5 million was repledged, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 4 - Trading Assets and Liabilities

The fair values of the components of trading account assets and liabilities at December 31 were as follows:

(Dollars in thousands)	2006	2005
Trading Assets
U.S. government and agency securities	$838,301	$468,056
Corporate and other debt securities	409,029	662,827
Equity securities	2,254	366
Mortgage-backed securities	140,531	278,294
Derivative contracts	1,064,263	1,059,311
Municipal securities	293,311	337,179
Commercial paper	29,940	5,192

Total trading assets	$2,777,629	$2,811,225

Trading Liabilities
U.S. government and agency securities	$382,819	$522,084
Derivative contracts	1,251,201	1,007,137
Equity securities and other	77	104

Total trading liabilities	$1,634,097	$1,529,325

Note 5 - Securities Available for Sale

Securities available for sale at December 31 were as follows:

	2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$1,607,999	$8,602	$16,144	$1,600,457
States and political subdivisions	1,032,247	13,515	4,639	1,041,123
Asset-backed securities	1,128,032	1,891	17,584	1,112,339
Mortgage-backed securities	17,337,311	37,365	243,762	17,130,914
Corporate bonds	468,855	1,477	7,521	462,811
Common stock of The Coca-Cola Company	110	2,324,716	-	2,324,826
Other securities[1]	1,423,799	5,446	-	1,429,245

Total securities available for sale	$22,998,353	$2,393,012	$289,650	$25,101,715

	2005
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$2,593,813	$584	$47,389	$2,547,008
States and political subdivisions	914,082	15,460	3,869	925,673
Asset-backed securities	1,630,751	8,207	26,304	1,612,654
Mortgage-backed securities	17,354,552	11,669	343,527	17,022,694
Corporate bonds	1,090,559	2,665	22,793	1,070,431
Common stock of The Coca-Cola Company	110	1,945,512	-	1,945,622
Other securities[1]	1,369,921	31,818	-	1,401,739

Total securities available for sale	$24,953,788	$2,015,915	$443,882	$26,525,821

[1]	Includes $729.4 million and $860.1 million at December 31, 2006 and December 31, 2005, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of investments in debt securities at December 31, 2006 by estimated average life are shown below. Actual cash flows will differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$795,695	$794,526
Due in one year through five years	14,469,341	14,255,797
Due after five years through ten years	5,614,874	5,597,187
After ten years	694,534	700,134

Total	$21,574,444	$21,347,644

Proceeds from the sale of investments in debt securities were $4.9 billion, $4.4 billion and $8.9 billion in 2006, 2005 and 2004, respectively. Gross realized gains were $69.4 million, $21.7 million, and $16.5 million and gross realized losses on such sales were $119.9 million, $28.8 million, and $58.2 million in 2006, 2005, and 2004, respectively. Securities available for sale that were pledged to secure public deposits, trusts and other funds had fair values of $16.8 billion, $18.1 billion, and $17.4 billion at December 31, 2006, 2005, and 2004, respectively.

Securities with unrealized losses at December 31 were as follows:

2006
Less than twelve months		Twelve months or longer		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
$138,467	$864	$859,815	$15,280	$998,282	$16,144
112,893	545	211,746	4,094	324,639	4,639
104,927	159	629,867	17,425	734,794	17,584
1,997,556	10,207	11,651,772	233,555	13,649,328	243,762
19,797	497	336,193	7,024	355,990	7,521

$2,373,640	$12,272	$13,689,393	$277,378	$16,063,033	$289,650

2005
Less than twelve months		Twelve months or longer		Total
Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
$752,954	$11,120	$1,531,278	$36,269	$2,284,232	$47,389
215,707	2,431	68,139	1,438	283,846	3,869
392,960	5,082	756,999	21,222	1,149,959	26,304
10,151,064	180,232	6,169,528	163,295	16,320,592	343,527
319,211	5,037	556,868	17,756	876,079	22,793

$11,831,896	$203,902	$9,082,812	$239,980	$20,914,708	$443,882

Market changes in interest rates and market changes in credit spreads will result in temporary unrealized losses as a normal fluctuation in the market price of securities. Securities with unrealized losses totaling $12.3 million out of total unrealized losses of $289.7 million have been in an unrealized loss position for less than 12 months. These securities were purchased mostly in 2006 and the temporary losses are due primarily to a rise in market interest rates during 2006. The $277.4 million in unrealized losses which have been in a loss position for more than 12 months are primarily mortgage-backed securities issued by U.S. Government Agencies which were mostly purchased in 2004 and 2005. The reason for the temporary loss is that market interest rates are higher than when these securities were originally purchased.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

During the second half of 2006, the Company restructured a portion of the investment portfolio. As part of the restructuring, the Company sold $4.4 billion of shorter-term securities across several categories, namely mortgage-backed and agency securities, with a 3.62% yield and reinvested approximately $2.4 billion in longer-term securities with a 5.55% yield. In addition to reinvesting in these securities, $1.5 billion of receive-fixed interest rate swaps on commercial loans were executed at 5.50% to extend the duration of the balance sheet and improve the earning asset yield. Securities losses of $116.1 million were realized in conjunction with the restructuring. These losses represented approximately 2.6% of the securities sold. The underlying securities began gradually incurring unrealized losses approximately two years ago in connection with the increase in interest rates. The Company’s analysis indicated that the combination of these steps were sufficient to achieve its current asset liability management objectives. The Company continues to monitor economic and Company specific performance in order to determine if incremental balance sheet management tactics are appropriate. The Company reviews all of its securities for impairment at least quarterly. As of December 31, 2006 the Company has the ability and intent to hold the remaining securities with unrealized losses to recovery. The Company has determined that there were no other-than-temporary impairments associated with the above securities at December 31, 2006.

Note 6 - Loans

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

(Dollars in thousands)	2006	2005
Commercial	$34,613,882	$33,764,183
Real estate:
Home equity lines	14,102,655	13,635,705
Construction	13,892,988	11,046,903
Residential mortgages	33,830,101	29,877,312
Commercial real estate	12,567,824	12,516,035
Consumer:
Direct	4,160,091	5,060,844
Indirect	7,936,102	8,389,401
Business credit card	350,690	264,512

Total loans	$121,454,333	$114,554,895

Total nonaccrual loans at December 31, 2006 and 2005 were $503.8 million and $271.9 million, respectively. The gross amounts of interest income that would have been recorded in 2006, 2005, and 2004 on nonaccrual loans at December 31 of each year, if all such loans had been accruing interest at their contractual rates, were $41.6 million, $28.3 million, and $21.6 million, while interest income actually recognized totaled $16.6 million, $13.2 million, and $19.0 million, respectively.

At December 31, 2006 and 2005, impaired loans amounted to $101.0 million and $147.2 million, respectively. At December 31, 2006 and 2005, impaired loans requiring an allowance for loan losses were $79.6 million and $88.1 million, respectively. Included in the allowance for loan and lease losses was $17.4 million and $22.7 million at December 31, 2006 and 2005, respectively, related to impaired loans. For the years ended December 31, 2006, 2005, and 2004, the average recorded investment in impaired loans was $131.7 million, $191.6 million, and $213.2 million, respectively; and $10.6 million, $8.2 million, and $14.4 million, respectively, of interest income was recognized on loans while they were impaired.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 7 - Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses for the twelve months ended December 31 is summarized in the table below:

(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$1,028,128	$1,050,024	$941,922
Allowance from acquisitions, dispositions and other activity - net	-	-	173,844
Provision for loan losses	262,536	176,886	135,537
Loan charge-offs	(356,569)	(315,245)	(316,081)
Loan recoveries	110,426	116,463	114,802

Balance at end of year	$1,044,521	$1,028,128	$1,050,024

Note 8 - Premises and Equipment

Premises and equipment at December 31 were as follows:

(Dollars in thousands)	Useful Life	2006	2005
Land	Indefinite	$482,386	$468,179
Buildings and improvements	2 - 40 years	1,481,222	1,484,335
Leasehold improvements	1 - 30 years	453,797	421,442
Furniture and equipment	1 - 20 years	1,278,801	1,160,456
Construction in progress		279,259	159,266

		3,975,465	3,693,678
Less accumulated depreciation and amortization		1,998,053	1,839,151

Total premises and equipment		$1,977,412	$1,854,527

The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were not significant at December 31, 2006 and 2005.

Various Company facilities are leased under both capital and noncancelable operating leases with initial remaining terms in excess of one year. Minimum payments, by year and in aggregate, as of December 31, 2006 were as follows:

(Dollars in thousands)	Operating Leases	Capital Leases
2007	$138,519	$2,337
2008	125,710	2,372
2009	111,454	2,384
2010	97,476	2,496
2011	75,566	2,544
Thereafter	375,040	30,359

Total minimum lease payments	$923,765	42,492
Amounts representing interest		21,899

Present value of net minimum lease payments		$20,593

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Net premises and equipment included $14.3 million and $15.3 million at December 31, 2006 and 2005, respectively, related to capital leases. Aggregate rent expense (principally for offices), including contingent rent expense, amounted to $169.5 million, $153.5 million, and $133.8 million for 2006, 2005, and 2004, respectively. Depreciation/amortization expense for the years ended December 31, 2006, 2005, and 2004 totaled $209.4 million, $211.9 million and $191.6 million, respectively.

Note 9 – Intangible Assets

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its 2006 annual review as of September 30, 2006, and determined there was no impairment of goodwill as of this date. No events or circumstances have occurred during the year that would more likely than not reduce the fair value of a reporting unit below its carrying value. The changes in the carrying amount of goodwill by reportable segment for the twelve months ended December 31, 2006 and 2005 are as follows:

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2005	$4,875,347	$1,267,452	$148,362	$243,808	$260,905	$10,139	$6,806,013
NCF purchase adjustments	(2,189)	(6,089)	(892)	(172)	(1,223)	(2,804)	(13,369)
Purchase of Lighthouse Partners minority shares	-	-	-	-	39,801	-	39,801
SunAmerica contingent consideration	-	-	-	4,349	-	-	4,349
Purchase of AMA, LLC minority shares	-	-	-	-	3,349	-	3,349
Sale of Carswell of Carolina, Inc.	-	-	-	-	(4,975)	-	(4,975)

Balance, December 31, 2005	$4,873,158	$1,261,363	$147,470	$247,985	$297,857	$7,335	$6,835,168
NCF purchase adjustments [1]	16,982	811	(1)	133	(1)	(505)	17,419
BancMortgage contingent consideration	-	-	-	22,500	-	-	22,500
Purchase of AMA, LLC minority shares	-	-	-	-	9,534	-	9,534
SunAmerica contingent consideration	-	-	-	3,906	-	-	3,906
Prime Performance contingent consideration	1,333	-	-	-	-	-	1,333

Balance, December 31, 2006	$4,891,473	$1,262,174	$147,469	$274,524	$307,390	$6,830	$6,889,860

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The changes in carrying amounts of other intangible assets for the twelve months ended December 31, 2006 and 2005 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2005	$424,143	$482,392	$154,916	$1,061,451
Amortization	(99,400)	(166,482)	(19,565)	(285,447)
Servicing rights originated	-	341,694	-	341,694
Lighthouse Partners client relationships and noncompete agreements	-	-	11,119	11,119
Sale of Carswell of Carolina, Inc.	-	-	(5,850)	(5,850)

Balance, December 31, 2005	$324,743	$657,604	$140,620	$1,122,967
Amortization	(84,214)	(195,627)	(19,012)	(298,853)
Servicing rights originated	-	503,801	-	503,801
Community Bank of Florida branch acquisition	1,085	-	-	1,085
Reclass investment to trading assets	-	-	(1,050)	(1,050)
Purchase of AMA, LLC minority shares	-	-	5,072	5,072
Sale/securitization of mortgage servicing rights	-	(155,269)	-	(155,269)
Issuance of noncompete agreement	-	-	4,231	4,231

Balance, December 31, 2006	$241,614	$810,509	$129,861	$1,181,984

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the full year 2007 and the subsequent years is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
2007	$68,959	$18,912	$87,871
2008	53,616	16,983	70,599
2009	36,529	13,796	50,325
2010	28,781	12,277	41,058
2011	22,552	9,465	32,017
Thereafter	31,177	58,428	89,605

Total	$241,614	$129,861	$371,475

Note 10 - Other Short-Term Borrowings

Other short-term borrowings as of December 31 include:

	2006		2005
(Dollars in thousands)	Balance	Rates	Balance	Rates
Federal funds purchased maturing in over one day	$1,006,000	5.27%	$725,000	4.23%
Master notes	744,524	4.58	441,112	3.45
U.S. Treasury demand notes	205,278	4.92	440,412	3.96
Other	106,834	various	331,100	various

Total other short-term borrowings	$2,062,636		$1,937,624

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The average balances of short-term borrowings for the years ended December 31, 2006, 2005, and 2004 were $1.5 billion, $2.7 billion, and $1.7 billion, respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2006, 2005, and 2004 were $2.4 billion, $3.5 billion, and $4.0 billion, respectively.

Note 11 - Securitization Activity and Mortgage Servicing Rights

Mortgage-related Securitizations

In May 2006, the Company sold residential mortgage loans in a securitization transaction in exchange for net proceeds of $496.5 million and retained interests of $1.1 million in the form of interest only strips and principal only strips. The Company continues to perform servicing for the underlying mortgage loans. Servicing assets of approximately $9 million were recorded as a result of the transaction. A pre-tax gain of $1.1 million was also recognized as a result of the transaction. The key assumptions used in measuring the fair value of the retained interests at the time of the securitization are current interest rates and prepayment speeds. Adverse changes in these key assumptions of 10% and 20% were analyzed, and the fair value sensitivity for each of these changes in aggregate totaled less than $1 million. At December 31, 2006 and 2005, retained interests classified on the Consolidated Balance Sheets as securities available for sale from mortgage loan securitizations were $209.3 million and $288.4 million, respectively.

In March 2006, the Company securitized and sold $60.0 million of excess mortgage servicing rights in exchange for net proceeds of $74.0 million and a retained interest of $10.4 million. A pre-tax gain of $24.4 million was recognized as a result of the transaction. In December 2006, the Company sold its retained interest in the securitization.

In addition to retained interests in securities, the Company may retain mortgage servicing rights from the sale or securitization of residential mortgage loans. A summary of the key economic assumptions used to measure total mortgage servicing rights and the sensitivity of the December 31, 2006 and 2005 fair values to immediate 10% and 20% adverse changes in those assumptions follows:

	2006	2005
Prepayment rate (annual)	16.8%	13.3%
Weighted-average life (in years)	5.0	6.8
Discount rate	10.3%	10.0%
Weighted-average coupon	6.1	5.8

(Dollars in millions)	2006	2005
Fair value of retained mortgage servicing rights	$1,110.7	$996.3
Prepayment rate assumption (annual)	16.8%	13.3%
Decline in fair value of 10% adverse change	$44.5	$48.4
Decline in fair value of 20% adverse change	84.8	92.1
Residual cash flows discount rate (annual)	10.3%	10.0%
Decline in fair value of 10% adverse change	$35.4	$32.7
Decline in fair value of 20% adverse change	68.6	63.4

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The following is the activity of mortgage servicing rights included in intangible assets in the Consolidated Balance Sheets as of December 31.

(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$657,604	$482,392	$449,293
Amortization [1]	(195,627)	(166,482)	(168,127)
Servicing rights originated	503,801	341,694	196,118
NCF acquisition	-	-	5,108
Sale/securitization of mortgage servicing rights	(155,269)	-	-

Balance at end of year	$810,509	$657,604	$482,392

[1]	Included $72.3 million, $89.6 million, and $77.4 million for the years ended December 31, 2006, 2005, and 2004, respectively, on loans that have been paid-in-full and loans that have been foreclosed.

No valuation allowances were required at December 31, 2006, 2005, and 2004 for the Company’s mortgage servicing rights. As of December 31, 2006 and 2005, the total unpaid principal balance of mortgage loans serviced was $130.0 billion and $105.6 billion, respectively. Included in these amounts were $91.5 billion and $68.9 billion as of December 31, 2006 and 2005, respectively, of loans serviced for third parties.

Other Securitizations

The Company sells and securitizes student loans, commercial loans, including commercial mortgage loans, as well as debt securities. Retained interests in securitized assets, including debt securities, are recorded as securities available for sale or trading assets at their allocated carrying amounts based on the relative fair value at time of securitization. Retained interests are subsequently carried at fair value, which, for subordinated and other residual interests for which there is no quoted market price, is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Gains or losses upon securitization as well as servicing fees and collateral management fees are recorded in noninterest income.

In 2006, the Company recognized net gains and fees related to the securitization of commercial and student loans and debt securities of $47.9 million. Certain cash flows from the securitizations are as follows for the twelve months ending December 31, 2006.

(Dollars in millions)	Student Loans	Commercial Loans	Debt Securities
Proceeds from securitizations in 2006	$750.1	$1,546.3	$472.6
Collateral manager fees received	-	2.2	-
Servicing fees received	0.7	-	-
Other cash flows received on retained interest	-	0.9	-

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2006, the Company had retained interest of $9.6 million classified as securities available for sale and $47.0 million classified as trading assets. As of December 31, 2005, the Company did not have retained interest in securities other than mortgage loan securitizations discussed earlier. For subordinated and other residual interests for which there is no quoted market price, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows on a quarterly basis. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated.

The key economic assumptions used to value subordinated and other residual interests retained at December 31, 2006 and sensitivity of the fair values to immediate adverse changes in those assumptions are as follows:

(Dollars in millions)	Fair Value	Weighted Average Life (in years)	Prepayment Rate	Expected Credit Losses	Annual Discount Rate
Commercial Loans
Preferenced Shares	$22.9	11	20%	2%	14%
As of December 31, 2006
Decline in fair value from first adverse change [1]			$0.3	$0.4	$0.5
Decline in fair value from second adverse change [2]			0.3	1.0	1.2

Student Loans
Residual Interest	$24.4	6	7%	0%	9%
As of December 31, 2006
Decline in fair value from 10% adverse change			$0.9	-	$1.1
Decline in fair value from 20% adverse change			1.5	-	2.0

Debt Securities
Preferenced Shares	$1.5	8	9%	0%	16%
As of December 31, 2006
Decline in fair value from first adverse change [3]			$0.1	$0.2	$0.1
Decline in fair value from second adverse change [4]			0.2	0.7	0.1

[1]

Decline in fair value from first adverse change is based on a 100 basis point (bp) increase in the Prepayment Rate, a 10% increase in Expected Credit Losses, and a 100 bp increase in the Annual Discount Rate.

[2]	Decline in fair value from second adverse change is based on a 200 bp increase in the Prepayment Rate, a 20% increase in Expected Credit Losses, and a 200 bp increase in the Annual Discount Rate.
[3]	Decline in fair value from first adverse change is based on a 25% increase in Prepayment Rate, a 0.20% Expected Credit Losses, and a 100 bp increase in the Annual Discount Rate.
[4]	Decline in fair value from second adverse change is based on a 50% increase in Prepayment Rate, a 0.60% Expected Credit Losses, and a 200 bp increase in the Annual Discount Rate.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Portfolio balances, delinquency and historical loss amounts of managed portfolio loans for the years ending December 31, 2006 and 2005 are as follows:

(Dollars in millions)	Principal Balance		Accruing loans Past Due 90 Days or More		Net Charge-offs
	2006	2005	2006	2005	2006	2005
Type of loan:
Commercial	$36,512.8	$34,028.7	$13.0	$14.7	$153.5	$75.7
Residential mortgage and home equity	47,932.8	43,513.0	192.9	159.7	43.6	33.0
Commercial real estate and construction	26,460.8	23,562.9	32.5	35.3	2.2	5.7
Consumer	12,096.1	13,450.3	113.1	161.8	46.8	84.4

Total managed loans	123,002.5	114,554.9	$351.5	$371.5	$246.1	$198.8

Managed securitized loans	(1,548.2)	-

Total portfolio loans	$121,454.3	$114,554.9

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12 - Long-Term Debt

Long term debt at December 31 consisted of the following:

(Dollars in thousands)	2006	2005
Parent Company Only
Senior
Floating rate notes due 2007 based on three month LIBOR + .08%	$100,000	$100,000
5.05% notes due 2007	299,319	300,445
3.625% notes due 2007	249,884	249,759
6.25% notes due 2008	285,884	283,089
4.00% notes due 2008	349,636	349,461
4.25% notes due 2009	299,298	299,078
Floating rate notes due 2019 based on three month LIBOR + .15%	50,563	50,563
6.00% notes due 2028	221,657	221,603
Other	-	13,859

Total senior debt - Parent	1,856,241	1,867,857

Subordinated
7.375% notes due 2006	-	199,940
7.75% notes due 2010	287,473	286,962
6.00% notes due 2026	199,897	199,878

Total subordinated debt - Parent	487,370	686,780

Junior Subordinated

7.90% notes due 2027[1]	250,000	249,978
Floating rate notes due 2027 based on three month LIBOR + .67%[1]	349,731	349,662
Floating rate notes due 2027 based on three month LIBOR + .98%[1]	34,029	34,029
Floating rate notes due 2028 based on three month LIBOR + .65%[1]	249,729	249,599
7.125% notes due 2031[1],[2]	-	300,000
7.05% notes due 2031[1,2]	-	300,000
7.70% notes due 2031[1,2]	-	200,000
5.588% notes due 2042[1]	500,000	-
6.10% notes due 2036[1]	999,700	-

Total junior subordinated debt - Parent	2,383,189	1,683,268

Total Parent Company (excluding intercompany of $189,835 in 2006 and 2005)	4,726,800	4,237,905

Subsidiaries
Senior
Floating rate notes due 2006 based on three month LIBOR	-	1,000,000
2.125% notes due 2006	-	150,000
2.50% notes due 2006	-	399,976
Floating rate notes due 2008 based on three month LIBOR + .08%	500,000	500,000
Floating rate notes due 2009 based on three month LIBOR + .10%	400,000	400,000
4.55% notes due 2009	199,912	199,871
Equity linked notes due 2009-2037	68,669	32,856
Floating rate euro notes due 2011 based on three month EURIBOR + .11%	1,319,000	-
Floating rate notes due 2018 based on six month LIBOR	-	283,769
Capital lease obligations	20,593	20,994
FHLB advances (2006 and 2005: 0.00 - 8.79%)	7,738,092	9,027,134
Direct finance lease obligations	254,092	267,693
Other	395,370	402,187

Total senior debt - subsidaries	10,895,728	12,684,480

Subordinated
7.25% notes due 2006	-	249,910
6.90% notes due 2007	98,705	97,010
6.375% notes due 2011	959,523	961,984
5.00% notes due 2015	530,760	538,938
Floating rate notes due 2015 based on three month LIBOR + .30%	200,000	200,000
Floating rate notes due 2015 based on three month LIBOR + .29%	300,000	300,000
5.45% notes due 2017	496,229	506,922
5.20% notes due 2017	342,897	349,466
6.50% notes due 2018	140,478	140,565
5.40% notes due 2020	301,785	312,069

Total subordinated debt - subsidaries	3,370,377	3,656,864

Junior Subordinated

8.16% notes due 2026[1,2]	-	200,000

Total junior subordinated debt - subsidaries	-	200,000

Total subsidiaries	14,266,105	16,541,344

Total long-term debt	$18,992,905	$20,779,249

[1]Notes	payable to trusts formed to issue Trust Preferred Securities totaled $2.4 billion and $1.9 billion at December 31, 2006 and 2005, respectively.
[2]Debt	was extinguished in 2006 prior to the contractual repayment date. The Company recognized a net loss of $11.7 million as a result of the prepayment.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Aggregate maturities for the next five years on long-term debt are: 2007 – $870.0 million; 2008 – $2,837.9 million; 2009 –$1,763.3 million; 2010 – $372.1 million; 2011 – $4,273.7 million; and thereafter - $8,875.9 million. Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. As of December 31, 2006, the Company was in compliance with all covenants and provisions of long-term debt agreements. The junior subordinated debentures held by various trusts included in the Company’s long-term debt that qualified as Tier 1 capital was $2,382.2 million and $1,883.3 million as of December 31, 2006 and 2005, respectively. As currently defined by federal bank regulators, long-term debt of $3,404.5 million and $3,712.2 million as of December 31, 2006 and 2005, respectively, qualified as Tier 2 capital.

In connection with FIN 46(R), the Company does not consolidate certain wholly-owned trusts which have been formed for the sole purpose of issuing trust preferred securities. The proceeds from the trust preferred securities issuances were invested in junior subordinated debentures of the Parent Company and Bank Parent Company. The obligations of these debentures constitute a full and unconditional guarantee by the Parent Company and Bank Parent Company of the trust preferred securities.

Capital Restructuring – 4th Quarter 2006

SunTrust executed a capital restructuring program which included the issuance and extinguishment of certain long-term debt. SunTrust Preferred Capital I, a Delaware statutory trust, issued $500.0 million in Fixed to Floating Rate Normal Preferred Purchase Securities to outside investors. The trust loaned the proceeds from the issuance to SunTrust, who issued $500.0 million in 5.588% junior subordinated debentures to the trust. The debentures have a 36 year initial maturity, but are remarketable after 5 years. In addition to the debentures, SunTrust also issued a Stock Purchase Contract to SunTrust Preferred Capital I which guarantees the sale of $500.0 million in preferred stock in 5 years. The Company reduced Additional Paid in Capital (“APIC”) by $6.0 million for the present value of the contract payments made to the Trust on the Stock Purchase Contract. In addition APIC was reduced by $3.4 million for the costs related to the issuance of the Stock Purchase Contract.

SunTrust Capital VIII, a Delaware statutory trust, issued $1 billion in 6.10% Enhanced Trust Preferred Securities to outside investors. The trust loaned the proceeds from the issuance to SunTrust, who issued $1.0 billion in 6.10% junior subordinated debentures to the trust. In conjunction with this transaction, SunTrust called $1.0 billion in existing trust preferred junior subordinated debentures and realized a loss of $11.7 million on the extinguishment.

SunTrust issued global debt with a 5 year maturity in the amount of 1.0 billion Euros. Simultaneously, SunTrust entered into a 1.0 billion Euro cross currency swap in order to hedge currency exchange risk. The global debt included in the Company’s long-term debt was $1.3 billion as of December 31, 2006.

Note 13 - Earnings Per Share

Net income is the same in the calculation of basic and diluted EPS. There were no antidilutive shares for the year ending December 31, 2006. Equivalent shares of 0.3 million and 5.3 million related to stock options for the years ended December 31, 2005, and 2004, respectively, were excluded from the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

computations of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the twelve months ended December 31, 2006, 2005, and 2004 is included in the following table:

(In thousands, except per share data)	Twelve Months Ended December 31
	2006	2005	2004
Diluted
Net income	$2,117,471	$1,987,239	$1,572,901
Preferred stock dividends	7,729	-	-

Net income available to common shareholders	$2,109,742	$1,987,239	$1,572,901

Average basic common shares	359,413	359,066	299,375
Effect of dilutive securities:
Stock options	2,261	2,723	2,154
Performance and restricted stock	1,128	1,665	1,780

Average diluted common shares	362,802	363,454	303,309

Earnings per average common share - diluted	$5.82	$5.47	$5.19

Basic
Net income	$2,117,471	$1,987,239	$1,572,901
Preferred stock dividends	7,729	-	-

Net income available to common shareholders	$2,109,742	$1,987,239	$1,572,901

Average basic common shares	359,413	359,066	299,375

Earnings per average common share - basic	$5.87	$5.53	$5.25

Note 14 - Capital

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets.

(Dollars in millions)	2006		2005
	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 capital	$12,525	7.72%	$11,080	7.01%
Total capital	18,025	11.11	16,714	10.57
Tier 1 leverage		7.23		6.65

SunTrust Bank
Tier 1 capital	12,832	7.97	11,715	7.49
Total capital	17,454	10.85	16,483	10.54
Tier 1 leverage		7.35		7.04

Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. Retained earnings of the Bank available for payment of cash dividends to the Bank Parent Company under these regulations totaled approximately $1.8 billion and $854 million at December 31, 2006 and 2005, respectively. The Company also has amounts of cash reserves required by the Federal Reserve. As of December 31, 2006 and 2005, these reserve requirements totaled $901.2 million and $863.6 million, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Preferred Stock

On September 12, 2006, the Company issued depositary shares representing ownership interests in 5,000 shares of Perpetual Preferred Stock, Series A, no par value and $100,000 liquidation preference per share (the “Series A Preferred Stock”). The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.53 percent, or 4.00 percent. Dividends on the shares initially will be cumulative. During the cumulative period, the Company will have an obligation to pay any unpaid dividends. However, dividends on the shares will automatically become non-cumulative immediately upon the effective date of an amendment to the Company’s articles of incorporation to eliminate the requirement that the Company’s preferred stock dividend be cumulative, and such amendment will be voted upon by the Company’s shareholders at their next annual meeting to be held on April 17, 2007. During the non-cumulative dividend period, the Company will have no obligation to pay dividends that were undeclared and unpaid during the cumulative dividend period.

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

The Company incurred $7.7 million of issuance costs paid to external parties in this transaction, which were recorded as a reduction in net proceeds and charged to additional paid in capital.

On November 14, 2006, the Board declared a fourth quarter cash dividend totaling $1,545.78 per preferred share which was paid on December 15, 2006 to shareholders of record at the close of business on December 1, 2006.

Accelerated Share Repurchase Agreement

On October 24, 2006, the Company repurchased 9,926,589 shares of its common stock under an Accelerated Share Repurchase agreement. The Company paid $870.7 million, net of settlement costs, for the repurchased shares. This payment increased Treasury Stock by $771.8 million based on an average share price of $77.75 per common share repurchased and decreased additional paid in capital $98.9 million representing the difference between the payment and the market value of common shares repurchased.

Under the terms of the agreement, the Company will not be required to make any additional payments to the counterparty. However, the Company could receive additional shares under the agreement. The number of additional shares received, if any, will depend upon the volume weighted average price of SunTrust common stock over a period concluding on March 8, 2007 subject to a maximum 2,647,093 additional shares. If the Company receives additional shares, Treasury Stock will be further increased

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

based on the number of additional shares and the market value of the shares on date of delivery with an offset to additional paid in capital. Since, under the terms of the contract SunTrust will not issue additional common shares, there will be no additional impact on diluted shares until the transaction is settled in March 2007.

Note 15 - Income Taxes

The components of income tax expense included in the Consolidated Statements of Income were as follows:

	Twelve months ended December 31
(Dollars in thousands)	2006	2005	2004
Current income tax expense
Federal	$753,523	$654,389	$517,508
State	7,481	46,449	21,629

Total	$761,004	$700,838	$539,137

Deferred income tax expense
Federal	$105,906	$162,628	$123,883
State	2,060	15,690	21,105

Total	$107,966	$178,318	$144,988

Total income tax expense	$868,970	$879,156	$684,125

The Company’s income from international operations, before provision for income taxes, was not significant. Additionally, the tax effect of unrealized gains and losses on securities available for sale, unrealized gains and losses on certain derivative financial instruments, and other comprehensive income related to certain employee benefit plans were recorded in other comprehensive income and had no effect on income tax expense (see Note 23 “Accumulated Other Comprehensive Income,” to the Consolidated Financial Statements.)

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 35% to the Company’s actual income tax expense and effective tax rate for the past three years is as follows:

	2006			2005			2004

(Dollars in thousands)	Amount	Percent of Pre-Tax Income		Amount	Percent of Pre-Tax Income		Amount	Percent of Pre-Tax Income
Income tax expense at federal statutory rate	$1,045,254	35.0%		$1,003,238	35.0%		$789,959	35.0%
Increase (decrease) resulting from:
Tax-exempt interest	(62,113)	(2.1%	)	(51,016)	(1.8%	)	(38,610)	(1.7%	)
Income tax credits, net	(68,646)	(2.3%	)	(67,130)	(2.3%	)	(51,264)	(2.3%	)
State income taxes, net of federal benefit	6,201	0.2%		40,387	1.4%		27,777	1.2%
Dividends on subsidiary preferred stock	(21,779)	(0.7%	)	(22,456)	(0.8%	)	(23,037)	(1.0%	)
Other	(29,947)	(1.0%	)	(23,867)	(0.8%	)	(20,700)	(0.9%	)

Total income tax expense and rate	$868,970	29.1%		$879,156	30.7%		$684,125	30.3%

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Deferred income tax liabilities and assets result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of the net deferred tax liability at December 31 were as follows:

(Dollars in thousands)	2006	2005
Deferred tax assets
Allowance for loan losses	$386,796	$379,098
Accrued expenses	96,203	130,539
Other	136,321	136,091

Gross deferred tax assets	$619,320	$645,728

Deferred tax liabilities
Net unrealized gains in accumulated other comprehensive income	$521,568	$532,466
Leasing	823,763	791,429
Employee benefits	185,737	181,244
Mortgage	311,774	233,214
Securities	89,910	58,418
Intangible assets	41,753	39,497
Fixed assets	44,334	39,595
Loans	97,971	95,487
Undistributed dividends	95,382	43,842
Other	80,381	61,572

Gross deferred tax liabilities	$2,292,573	$2,076,764

Net deferred tax liability	$1,673,253	$1,431,036

SunTrust and its subsidiaries file consolidated income tax returns where permissible or required. Each subsidiary generally remits current taxes to or receives current refunds from the Parent Company based on what would be required had the subsidiary filed an income tax return as a separate entity. Deferred tax assets resulting from state net operating loss carryforwards consist of $38.7 million (net of a valuation allowance of $6.1 million) for 2006 and $28.3 million (net of valuation allowance of $2.8 million) for 2005. The state net operating losses expire, if not utilized, in varying amounts from 2007 to 2023.

The Company’s federal and state income tax returns are subject to review and examination by government authorities. Various examinations are now in progress. In the opinion of management, any future adjustments which may result from these examinations should not have a material effect on the Company’s Consolidated Financial Statements.

Note 16 - Employee Benefit Plans

SunTrust sponsors various incentive plans for eligible employees. The Management Incentive Plan for key employees provides for potential annual cash awards based on the attainment of the Company’s earnings and/or the achievement of business unit and individual performance objectives. The Performance Unit Plan (“PUP”) for key executives provides potential cash awards based on multi-year earnings performance in relation to earnings goals established by the Compensation Committee

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

(“Committee”) of the Company’s Board of Directors. Compensation expense related to the Management Incentive Plan and PUP for the years ended December 31, 2006, 2005 and 2004 totaled $72.6 million, $57.3 million and $55.0 million, respectively.

The Company provides stock-based awards through the SunTrust Banks, Inc. 2004 Stock Plan (“Stock Plan”) under which the Committee has the authority to grant Stock Options, Restricted Stock, and Performance-based Restricted Stock (“Performance Stock”) to key employees of the Company. Under the 2004 Stock Plan, a total of 14 million shares of common stock is authorized and reserved for issuance, of which no more than 2.8 million shares may be issued as Restricted Stock. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest over three years and generally have a maximum contractual life of ten years. Upon option exercise, shares are issued to employees from treasury stock.

Shares of Restricted Stock may be granted to employees and directors and typically cliff vest after three years. Restricted Stock grants may be subject to one or more objective employment, performance or other forfeiture conditions as established by the Committee at the time of grant. Any shares of Restricted Stock that are forfeited will again become available for issuance under the Plan. An employee or director has the right to vote the shares of Restricted Stock after grant until they are forfeited or vested. Compensation cost for Restricted Stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested Restricted Stock.

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

The compensation element for Performance Stock (which is deferred and shown as a reduction of shareholders’ equity) is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the period from the award date to the participant attaining age 64 or the 15th anniversary of the award date, whichever comes first. Approximately 40% of Performance Stock previously awarded became fully vested on February 10, 2000 and is no longer subject to the forfeiture condition set forth in the original agreements. This early-vested Performance Stock was converted into an equal number of “Phantom Stock Units” as of that date. Payment of Phantom Stock Units will be made to participants in shares of SunTrust common stock upon the earlier to occur of (1) the date on which the participant would have vested in his or her Performance Stock or (2) the date of a change in control. Dividend equivalents will be paid at the same rate as the shares of Performance Stock; however, these units will not carry voting privileges.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model that uses assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock, using daily price observations over the expected term of the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The weighted average fair values of options granted during 2006, 2005 and 2004 were $16.41, $8.10 and $8.40 per share, respectively. The increase in fair value was due to the change in methodology used to calculate the expected stock price volatility. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Expected dividend yield	3.18%	2.81%	2.54%
Expected stock price volatility	25.64	11.98	12.98
Risk-free interest rate (weighted average)	4.51	3.62	3.10
Expected life of options	6 years	5 years	5 years

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, January 1, 2004	14,164,063	$6.96 - $76.50	$57.14	2,763,165	$29,640	$30.60
Granted	4,013,523	65.33 - 73.19	73.07	271,844	19,062	70.13
Exercised/vested	(2,046,298)	6.96 - 73.06	45.89	(148,026)	-	32.22
Cancelled/expired/forfeited	(529,229)	45.23 - 73.19	64.79	(72,667)	(3,676)	50.62
Acquisition of NCF	5,830,146	12.85 - 67.64	46.89	-	-	-
Amortization of compensation for performance stock	-	-	-	-	(8,515)	-

Balance, December 31, 2004	21,432,205	6.96 - 76.50	58.21	2,814,316	36,511	33.82

Granted	4,064,417	70.60 - 74.25	73.12	79,353	5,685	71.91
Exercised/vested	(3,046,871)	6.96 - 73.19	45.86	(449,045)	-	30.28
Cancelled/expired/forfeited	(659,296)	12.85 - 73.40	66.75	(117,655)	(6,784)	57.92
Amortization of compensation for performance stock	-	-	-	-	(9,190)	-

Balance, December 31, 2005	21,790,455	14.18 - 76.50	62.46	2,326,969	26,222	34.58

Granted	956,106	71.03 - 83.74	71.17	860,959	62,355	72.42
Exercised/vested	(3,594,131)	14.18 - 74.89	53.63	(1,157,148)	-	22.68
Cancelled/expired/forfeited	(471,720)	14.18 - 73.40	70.81	(160,176)	(9,750)	60.87
Amortization of compensation for performance stock	-	-	-	-	(18,340)	-

Balance, December 31, 2006	18,680,710	$14.56 - $83.74	$64.39	1,870,604	$60,487	$57.12

Exercisable, December 31, 2006	11,487,758		$59.09

Available for additional grant, December 31, 2006 [1]	9,657,788

[1]	Includes 1.8 million shares available to be issued as restricted stock.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents information on stock options by ranges of exercise price at December 31, 2006:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at December 31, 2006	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$14.56 to $49.46	1,081,459	$41.83	3.98	$46,092	1,081,459	$41.83	3.98	$46,092
$49.75 to $64.57	7,406,932	56.42	4.98	207,632	7,406,932	56.42	4.98	207,632
$64.73 to $83.74	10,192,319	72.58	6.44	120,983	2,999,367	71.89	3.18	37,658

	18,680,710	$64.39	5.72	$374,707	11,487,758	$59.09	4.42	$291,382

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of all options exercised for the twelve months ended December 31, 2006, 2005 and 2004 was $85.7 million, $83.0 million and $50.6 million, respectively. The total fair value of performance and restricted shares vested was $26.2 million, $13.6 million and $4.8 million, for the twelve months ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was $83.2 million unrecognized stock-based compensation expense related to nonvested stock options, and performance and restricted stock, which is expected to be recognized over a weighted average period of 1.80 years.

	Twelve Months Ended December 31,
(In thousands)	2006	2005	2004
Stock-based compensation expense:
Stock options	$23,329	$26,022	$16,865
Performance and restricted stock	18,340	9,190	8,515

Total stock-based compensation expense	$41,669	$35,212	$25,380

The recognized tax benefit related to stock compensation expense amounted to $15.8 million, $13.4 million and $8.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

SunTrust maintains a defined contribution plan that offers a dollar for dollar match on the first 3% and $.50 cents on each dollar for the 4th and 5th percents. There is a maximum match of 4% of eligible wages for contributions of 5% or more in the SunTrust Banks, Inc. 401(k) Plan. Compensation expense related to this plan for the years ended December 31, 2006, 2005 and 2004 totaled $66.4 million, $60.6 million and $49.0 million, respectively.

SunTrust maintains a funded, noncontributory qualified retirement plan covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service. Due to SunTrust’s practice of contributing the maximum tax deductible contribution each year (under funding rules prior to the Pension Protection Act), the plan was well funded at the beginning of 2006. SunTrust contributed $182 million to the SunTrust Retirement Plan in 2006 to maintain its well-funded position and manage costs tax-efficiently. SunTrust will continue to review the funded status of the plan and may choose to make additional contributions as permitted by law. It is anticipated that no contributions will be required during 2007. No tax deductible contributions were permitted for the 2005 plan year.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

On October 1, 2004, SunTrust acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain postretirement health benefits for its employees. Effective December 31, 2004, participants no longer earned future service in the NCF Retirement Plan (qualified plan), and participants’ benefits were frozen with the exception of adjustments for pay increases after 2004. All former NCF employees who met the service requirements began to earn benefits in the SunTrust Retirement Plan effective January 1, 2005. The NCF Retirement Plan was fully funded at the beginning of both fiscal years 2005 and 2006; therefore, no tax deductible contributions were permitted. It is anticipated that no contributions will be required during fiscal year 2007.

SunTrust also maintains unfunded, noncontributory non-qualified supplemental defined benefit pension plans that cover key executives of the Company. The plans provide defined benefits based on years of service and final average salary. SunTrust’s obligations for these non-qualified supplemental defined benefit pension plans are shown separately under the “Supplemental Retirement Benefits” section of the tables.

Although not under contractual obligation, SunTrust provides certain health care and life insurance benefits to retired employees (“Other Postretirement Benefits” in the tables). At the option of SunTrust, retirees may continue certain health and life insurance benefits if they meet age and service requirements for Postretirement Benefits while working for the Company. The health care plans are contributory with participant contributions adjusted annually; the life insurance plans are noncontributory. Employees retired after December 31, 2003 are not eligible for retiree life insurance or subsidized post-65 medical benefits. Certain retiree health benefits are funded in a Retiree Health Trust. In addition, certain retiree life insurance benefits are funded in a Voluntary Employees’ Beneficiary Association (“VEBA”). SunTrust reserves the right to amend or terminate any of the benefits at any time.

On February 16, 2007, the Company filed a Form 8-K dated February 13, 2007 announcing certain changes to the Company’s pension and other postretirement benefit plans, as well as the matching contribution related to the Company’s 401(k) Plan. Please refer to the Form 8-K for more information regarding the plan changes.

As part of SunTrust’s year end assumption setting process in 2005, SunTrust authorized a study to examine recent experience in its plan populations. The scope of this study included analysis of the turnover, retirement, disability, medical participation, and compensation increases in the past three to five years. In general, the assumptions SunTrust used as of year-end 2006 were consistent with recent experience and the 2005 study.

A discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date. A string of benefit payments projected to be paid by the plan for the next 100 years is developed based on most recent census data, plan provisions and assumptions. The benefit payments at each future maturity are discounted by the year-appropriate spot interest rates (which are developed from a yield curve of approximately 500 Aa quality bonds with similar maturities as the benefit payments). The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot rate. This assumption is reviewed by the SunTrust Benefit Plan Committee and updated every year for each plan.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

A rate of compensation growth is used to determine future benefit obligations for those plans whose benefits vary by pay. Based on a 2005 study of recent SunTrust salary increase experience and projections of real inflation, wage growth, and merit increases, SunTrust increased its compensation increase assumption from 4.0% to 4.5% from year end 2004 to year end 2005. The assumption remained unchanged for year-end 2006.

Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial gains and losses for 2006 resulted from higher discount rates, offset by slightly higher than expected retiree health care claims experience for the postretirement welfare plan, higher than expected salary increases for the retirement plans, and participant data changes for all plans.

The change in benefit obligations for the years ended December 31 was as follows:

	Retirement Benefits		Supplemental Retirement Benefits		Other Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005	2006	2005
Benefit obligation, beginning of year	$1,727,282	$1,570,728	$122,698	$127,969	$191,199	$182,291
Service cost	72,441	63,604	2,479	2,130	3,118	3,034
Interest cost	103,510	94,494	6,679	5,718	10,912	9,921
Plan participants’ contributions	-	-	-	-	18,913	15,400
Amendments	-	-	4,028	4,510	-	-
Actuarial (gain)/loss	(2,238)	93,889	(5,569)	11,080	16,982	9,390
Benefits paid	(88,865)	(95,433)	(7,478)	(28,709)	(34,607)	(31,916)
Less federal Medicare drug subsidy	-	-	-	-	3,100	-
NCF acquisition	-	-	-	-	-	3,079

Benefit obligation, end of year	$1,812,130	$1,727,282	$122,837	$122,698	$209,617	$191,199

The accumulated benefit obligation for the Retirement Benefits at the end of 2006 and 2005 was $1.6 billion and $1.5 billion, respectively. For the Supplemental Retirement Benefits, the accumulated benefit obligation at the end of 2006 and 2005 was $108.6 million and $106.8 million, respectively.

(Weighted average assumptions used to	Retirement Benefits		Supplemental Retirement Benefits		Other Post- retirement Benefits
determine benefit obligations, end of year)	2006	2005	2006	2005	2006	2005
Discount rate	5.94%	5.68%	5.68%	5.56%	5.75%	5.45%
Rate of compensation increase	4.50	4.50	4.50	4.50	N/A	N/A

The change in plan assets for the years ended December 31 was as follows:

	Retirement Benefits		Other Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005
Fair value of plan assets, beginning of year	$1,870,310	$1,878,771	$161,310	$154,565
Actual return on plan assets	252,734	86,972	9,729	(2,871)
Employer contributions	182,000	-	7,628	26,132
Plan participants’ contributions	-	-	18,913	15,400
Benefits paid	(88,865)	(95,433)	(34,607)	(31,916)

Fair value of plan assets, end of year	$2,216,179	$1,870,310	$162,973	$161,310

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Employer contributions and benefits paid in the above table include only those amounts contributed directly to pay participants’ plan benefits or added to plan assets in 2006 and 2005, respectively. Supplemental Retirement Plans are not funded through plan assets.

The fair value of plan assets (in thousands) for these plans is $2,216,179 and $1,870,310 at the end of 2006 and 2005, respectively. The expected long-term rate of return on these plan assets was 8.50% in 2006 and 2005. The asset allocation for the SunTrust and NCF Retirement Plans at the end of 2006 and 2005, and the target allocation for 2007, by asset category, are as follows:

	Target Allocation[1]	Percentage of Plan Assets at December 31[2]
Asset Category	2007	2006	2005
Equity securities	70-80%	79%	79%
Debt securities	20-25	20	19
Cash equivalents	0-5%	1	2

Total		100%	100%

1SunTrust Retirement Plan only.

2SunTrust and NCF Retirement Plans.

At December 31, 2006 and 2005, there was no SunTrust common stock held in the SunTrust and NCF Retirement Plans.

The SunTrust Benefit Plan Committee, which includes several members of senior management, establishes investment policies and strategies and formally monitors the performance of the funds on a quarterly basis. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with the Employee Retirement Income Security Act and fiduciary standards. The long-term primary objectives for the Retirement Plan are to (1) provide for a reasonable amount of long-term growth of capital, manage exposure to risk, and protect the assets from erosion of purchasing power, and (2) provide investment results that meet or exceed the Retirement Plan’s actuarially assumed long-term rate of return. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations.

The investment strategy for the Other Postretirement Benefit Plans is maintained separately from the strategy for the Retirement Plan. The Company’s investment strategy is to create a stream of investment return sufficient to provide for current and future liabilities at a reasonable level of risk. The expected long-term rate of return on these assets was 7.5% in 2006 and 8.5% in 2005.

The asset allocation for the Other Postretirement Benefit Plans at the end of 2006 and 2005, and target allocation for 2007, by asset category, are as follows:

Asset Category	Target Allocation 2007	Percentage of Plan Assets at December 31
		2006	2005
Equity securities	35-50%	49%	49%
Debt securities	50-65	45	31
Other		6	20

Total		100%	100%

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

A contribution of $7.0 million was made on December 29, 2006 and invested in a short-term fund. Equity securities do not include SunTrust common stock for the Other Postretirement Benefit Plans.

Funded Status

The funded status of the plans, as of December 31, was as follows:

	Retirement Benefits		Supplemental Retirement Benefits		Other Postretirement Benefits
(Dollars in thousands)	2006	2005	2006	2005	2006	2005
Fair value of plan assets	$2,216,179	$1,870,310	$-	$-	$162,973	$161,310
Benefit obligations	(1,812,130)	(1,727,282)	(122,837)	(122,698)	(209,617)	(191,199)

Funded status	404,049	143,028	(122,837)	(122,698)	(46,644)	(29,889)
Amounts not yet recognized:
Unrecognized net loss	-	589,261	-	41,062	-	85,355
Unrecognized prior service cost	-	1,837	-	14,364	-	-
Unrecognized net transition obligation	-	-	-	-	-	16,251

Net amount recognized	$404,049	$734,126	($122,837)	($67,272)	($46,644)	$71,717

At December 31, 2005, the total outstanding unrecognized net loss to be recognized in future years for all retirement and postretirement benefits was $715.7 million. The key sources of the cumulative net losses are attributable to (1) sustained decreases in the discount rate for the past several years, (2) recent compensation increases which have exceeded expectations and resulted in the increase in the salary increase assumption at December 31, 2005, and (3) investment losses in 2000 through 2002 have not been fully offset by recent investment gains. As discussed previously, SunTrust reviews its assumptions annually to ensure they represent best estimates for the future and will, therefore, minimize future gains and losses.

SunTrust adopted the balance sheet recognition provisions of SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 reduced SunTrust’s stockholders’ equity at December 31, 2006 by $385.0 million. SFAS No. 158 did not affect the results of operations.

The amounts recognized in the Consolidated Balance Sheets consist of:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
(Dollars in thousands)
Other assets	$7,234,336	($524,884)	$6,709,452
Total assets	182,686,493	(524,884)	182,161,609
Other liabilities	5,942,698	(139,857)	5,802,841
Total liabilities	164,487,860	(139,857)	164,348,003
Accumulated other comprehensive income	1,310,976	(385,027)	925,949
Total shareholders’ equity	18,198,633	(385,027)	17,813,606

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Upon adoption of SFAS 158, amounts recognized in accumulated other comprehensive income, on a pre-tax basis, as of December 31, 2006 are as follows:

(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Net actuarial loss	$449,561	$30,041	$90,821
Prior service cost	2,317	14,862	-
Transition obligation	-	-	13,929

Net amount recognized	$451,878	$44,903	$104,750

Pension plans with a projected benefit obligation, in excess of plan assets at December 31 were as follows:

	Supplemental Retirement Benefits
(Dollars in thousands)	2006	2005
Projected benefit obligation	$122,837	$122,698
Accumulated benefit obligation	108,619	106,791

Expected Cash Flows

Information about the expected cash flows for the Retirement Benefits, Supplemental Retirement Benefits, and Other Postretirement Benefit plans is as follows:

(Dollars in thousands)	Retirement Benefits[1]	Supplemental Retirement Benefits[2]	Other Postretirement Benefits (excluding Medicare Subsidy)[3]	Value to Company of Expected Medicare Subsidy
Employer Contributions
2007 (expected) to plan trusts	$-	$-	$-	($1,011)
2007 (expected) to plan participants	-	7,149	-	-
Expected Benefit Payments
2007	77,172	7,149	18,493	(1,011)
2008	78,112	13,587	18,883	(1,058)
2009	81,111	14,030	19,332	(1,095)
2010	84,346	15,526	19,665	(1,118)
2011	87,209	10,887	19,812	(1,122)
2012 – 2016	490,099	41,449	90,768	(5,314)

[1]

At this time, SunTrust anticipates contributions to the Retirement Plan will be permitted (but not required) during 2007 based on the funded status of the Plan and contribution limitations under the Employee Retirement Income Security Act of 1974 (ERISA).

[2]	The expected benefit payments for the Supplemental Retirement Plan will be paid directly from SunTrust corporate assets.

[3]

The 2007 expected contribution for the Other Postretirement Benefits Plans represents the expected benefit payments under the medical plans only. Note that expected benefits under Other Postretirement Benefits Plans are shown net of participant contributions.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Net Periodic Cost

Components of net periodic benefit cost for the twelve months ended December 31 were as follows:

	Retirement Benefits				Supplemental Retirement Benefits			Other Postretirement Benefits
(Dollars in thousands)	2006		2005	2004	2006	2005	2004	2006		2005	2004
Service cost	$72,441		$63,604	$50,085	$2,479	$2,130	$1,713	$3,118		$3,034	$2,277
Interest cost	103,510		94,494	82,084	6,679	5,718	5,082	10,913		9,921	9,803
Expected return on plan assets	(165,441)		(156,426)	(134,625)	-	-	-	(8,126)		(8,880)	(8,606)
Amortization of prior service cost	(480)		(480)	(480)	3,530	2,533	1,992	-		-	-
Recognized net actuarial loss	49,664		37,129	37,910	5,399	6,229	4,751	9,912		6,833	5,554
Amortization of initial transition obligation	-		-	-	-	-	-	2,322		2,322	2,322
Other	505		(14,600)	-	54	10,998	-	-		3,032	-

Net periodic benefit cost	$60,199		$23,721	$34,974	$18,141	$27,608	$13,538	$18,139		$16,262	$11,350

Weighted average assumptions used to determine net cost
Discount rate	5.68	% [1]	5.90%	6.25%	5.56%	4.53%	4.91%	5.45%		5.35%	6.25%
Expected return on plan assets	8.50		8.50	8.50	N/A	N/A	N/A	5.30	[2]	6.00	6.00
Rate of compensation increase	4.50		4.00	3.50	4.50	4.00	3.50	N/A		N/A	N/A

1The weighted average shown for 2006 is the weighted average discount rate of all qualified and nonqualified plans as of the beginning of the fiscal year. Interim remeasurement was required on September 1, 2006, for the SunTrust Retirement Plan due to the passage of the Pension Protection Act. The discount rate as of the remeasurement date was selected based on the economic environment as of that date.

2The weighted average shown for the other postretirement benefit plan is determined on an after-tax basis.

The Pension Protection Act of 2006, which makes significant changes in funding rules effective 2008, increased the maximum tax deductible contribution limits for 2006 and 2007. In response, SunTrust contributed a voluntary $100 million to the SunTrust Retirement Plan and subsequently remeasured plan assets and liabilities as of August 31, 2006. The impact of the additional contribution and of the remeasurement of plan assets and liabilities reduced the plan’s net periodic pension cost for the remainder of 2006, excluding funding costs, by approximately $10 million.

Based on a ten-year capital market projection of the target asset allocation set forth in the investment policy for the SunTrust and NCF Retirement Plans, the pre-tax expected rate of return on plan assets was 8.50% in 2006 and 2005. SunTrust will leave the return on asset assumption at 8.50% for 2007 for the Retirement Plans. The pre-tax return on asset assumption for the Other Postretirement Benefit Plan was 8.50% for 2005 and 7.50% for 2006 and 2007.

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows:

(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Actuarial loss	$30,300	$3,900	$8,800
Prior service (credit)/cost	(500)	3,800	-
Transition obligation	-	-	2,300

Total	$29,800	$7,700	$11,100

In addition, SunTrust sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit cost. A 25 basis point decrease in the discount rate or expected long-term return on plan assets would increase the Retirement Benefits net periodic benefit cost approximately $14 million and $6 million, respectively.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plans. As of December 31, 2006, SunTrust assumed that retiree health care costs will increase at an initial rate of 9.50% per year. SunTrust assumed a healthcare cost trend that recognizes expected medical inflation, technology advancements, rising cost of prescription drugs, regulatory requirements and Medicare cost shifting. SunTrust expects this annual cost increase to decrease over a 5-year period to 5.25% per year. Due to changing medical inflation, it is important to understand the effect of a one-percent point change in assumed healthcare cost trend rates. These amounts are shown below:

(Dollars in thousands)	1% Increase	1% Decrease

Effect on other postretirement benefit obligation	$13,459	($11,645)
Effect on total service and interest cost	698	(600)

Note 17 - Variable Interest Entities, Derivatives, and Off-Balance Sheet Arrangements

In the normal course of business, the Company utilizes various financial instruments to meet the needs of clients and to manage the Company’s exposure to interest rate and other market risks. These financial instruments, which consist of derivatives and credit-related arrangements, may involve, to varying degrees, elements of credit and market risk in excess of the amount recorded on the Consolidated Balance Sheets in accordance with generally accepted accounting principles.

Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. Market risk is the possibility that a change in market prices may cause the value of a financial instrument to decrease or become more costly to settle. The contract/notional amounts of financial instruments, which are not included in the Consolidated Balance Sheets, do not necessarily represent credit or market risk. However, they can be used to measure the extent of involvement in various types of financial instruments.

The Company manages the credit risk of its derivatives and unfunded commitments by limiting the total amount of arrangements outstanding by individual counterparty, by monitoring the size and maturity structure of the portfolio, by obtaining collateral based on management’s credit assessment of the counterparty, and by applying uniform credit standards maintained for all activities with credit risk. Collateral held varies but may include marketable securities, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Collateral may cover the entire expected exposure for transactions or may be called for when credit exposure exceeds defined thresholds of credit risk. In addition, the Company enters into master netting agreements which incorporate the right of setoff to provide for the net settlement of covered contracts with the same counterparty in the event of default or other termination of the agreement.

Derivatives

The Company enters into various derivatives both in a dealer capacity, to facilitate client transactions, and as a risk management tool. Where contracts have been created for clients, the Company typically

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

enters into transactions with dealers to offset its risk exposure. Derivatives entered into in a dealer capacity and those that either do not qualify for, or for which the Company has elected not to apply, hedge accounting are accounted for as free standing derivatives. As such, those derivatives are carried at fair value on the Consolidated Balance Sheet, with changes in fair value recorded in noninterest income. Derivatives designated in hedging transactions are accounted for in accordance with the provisions of SFAS No. 133.

The Company’s derivatives are based on underlying risks primarily related to interest rates, equities, foreign exchange rates or credit, and include swaps, options, and futures and forwards. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period. Options, generally in the form of caps and floors, are contracts that transfer, modify, or reduce an identified risk in exchange for the payment of a premium when the contract is issued. Futures and forwards are contracts for the delayed delivery or net settlement of an underlying, such as a security or interest rate index, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying.

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk is equal to the fair value gain of the derivative. The credit exposure for swaps and options is the replacement cost of contracts that have become favorable to the Company. The credit risk inherent in futures is the risk that the exchange party may default and, because futures contracts settle in cash daily, the Company is exposed to minimal credit risk. The credit risk inherent in forwards arises from the potential inability of counterparties to meet the terms of their contracts. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivatives be governed by an International Swaps and Derivatives Associations Master Agreement; depending on the nature of the derivative transactions, bilateral collateral agreements may be required as well. When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty if such net value is a liability to the Company and zero if such net value is an asset to the Company. The net market position with a particular counterparty represents a reasonable measure of credit risk when there is a legally enforceable master netting agreement, including a legal right of offset of receivable and payable derivatives between the Company and a counterparty.

Derivatives also expose the Company to market risk. Market risk is the adverse effect that a change in interest rates, currency rates or implied volatility has on the value of a derivative. The Company manages the market risk associated with its derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures this risk by using a value-at-risk methodology.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s derivative positions as of December 31 were as follows:

	At December 31, 2006			At December 31, 2005

	Contract or Notional Amount		Credit Risk Amount	Contract or Notional Amount		Credit Risk Amount
(Dollars in millions)	End User	For Clients		End User	For Clients
Derivatives contracts
Interest rate contracts
Swaps	$17,231	$61,055	$679	$19,454	$48,970	$596
Futures and forwards	14,766	11,450	-	16,843	3,185	-
Options	6,750	9,605	-	210	8,656	-

Total interest rate contracts	38,747	82,110	679	36,507	60,811	596
Interest rate lock commitments	6,173	-	-	3,112	-	-
Equity contracts	-	11,459	270	22	9,605	291
Foreign exchange contracts	1,360	4,922	145	186	5,249	99
Other derivative contracts	979	26	3	1,567	7	1

Total derivatives contracts	$47,259	$98,517	$1,097	$41,394	$75,672	$987

Credit-related arrangements
Commitments to extend credit	$98,512		$98,512	$89,576		$89,576
Standby letters of credit and similar arrangements	12,998		12,998	13,510		13,510

Total credit-related arrangements	$111,510		$111,510	$103,086		$103,086

Total credit risk amount			$112,607			$104,073

Fair Value and Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company employs various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. Gains and losses on the derivative instruments designated as hedges are expected to be highly effective in offsetting changes in fair values or cash flows of the hedged assets, liabilities and forecasted transactions.

The Company has designated interest rate swaps as fair value hedges of changes in the fair value of recognized liabilities due to changes in the benchmark interest rate. For the years ended December 31, 2006 and 2005, the Company recognized $64.7 million of interest expense and $89.2 million of interest income, respectively, related to net settlements on interest rate swaps accounted for as fair value hedges. This hedging strategy resulted in trading losses from hedge ineffectiveness of $5.0 million and zero for the years ended December 31, 2006 and 2005, respectively. No gains and losses of swaps designated as fair value hedges were excluded from the assessment of effectiveness.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts that are recorded in the financial statements at fair value and are used to offset

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

changes in value of the mortgage inventory due to changes in market interest rates. A portion of the forward contracts have been documented as fair value hedges of specific pools of loans that meet the similar assets test, and the qualifying pools of hedged loans are recorded in the financial statements at their fair value. The pools of loans are matched with a certain portion of the forward contracts so that the expected changes in market value will inversely offset within a range of 80% to 125%. This hedging strategy resulted in ineffectiveness that reduced earnings by $21.1 million and $40.4 million for the years ended December 31, 2006 and 2005, respectively. The impact of the hedge ineffectiveness is substantially offset by higher levels of net interest income from holding first mortgage loans.

The Company has designated interest rate swaps and options as cash flow hedges of probable forecasted transactions related to recognized assets and liabilities. The Company recognized interest expense of $40.9 million and interest income of $15.2 million for the years ended December 31, 2006 and 2005, respectively, related to interest rate swaps and options accounted for as cash flow hedges. During the years ended December 31, 2006 and 2005, $2.2 million and $2.4 million, respectively, were recognized as trading losses from hedge ineffectiveness of swaps and options and amounts excluded from the assessment of effectiveness of option hedges.

Gains and losses on derivatives that are reclassified from accumulated other comprehensive income to current period earnings are included in net interest income. As of December 31, 2006, $14.2 million, net of taxes, of the deferred net gains on derivatives that are recorded in accumulated other comprehensive income are expected to be reclassified to interest expense in the next twelve months as derivatives mature or as payments are made.

Trading Activities

The Company enters into various derivative contracts on behalf of its clients and for its own trading account. These trading positions primarily include interest rate swaps, equity derivatives, credit default swaps, futures, options, and foreign currency contracts. The Company maintains positions in interest rate swaps for its own trading account as part of its overall interest rate risk management strategy. Foreign exchange derivative contracts are used to manage the Company’s foreign currency exchange risk and to provide derivative products to customers. The Company does not have any hedges of foreign currency exposure within the guidelines of SFAS No. 133. The Company buys and sells credit protection to customers and dealers using credit default swaps. These derivative instruments allow the Company to pay or receive a stream of payments in return for receiving or providing protection in the event of default. These derivatives are accounted for as trading assets and any gain or loss in market value is recorded in trading income. As of December 31, 2006 and 2005, referenced assets covered by these arrangements totaled $979.0 million and $1,567.0 million, respectively.

Credit-Related Arrangements

In meeting the financing needs of its clients, the Company issues commitments to extend credit, standby and other letters of credit, and guarantees. For additional information regarding guarantees, which includes standby and other letters of credit see Note 18, “Guarantees” to the Consolidated Financial Statements. The Company also provides securities lending services. For these instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent actual future credit exposure or liquidity requirements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Commitments to extend credit are agreements to lend to a client who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates and are subjected to the Company’s credit policy standards. As of December 31, 2006 and 2005, the Company had outstanding commitments to extend credit to its clients totaling $98.5 billion and $89.6 billion, respectively.

When-Issued Securities

The Company enters into transactions involving “when-issued securities.” When-issued securities are commitments to purchase or sell securities authorized for issuance but not yet actually issued. Accordingly, they are not recorded on the Consolidated Balance Sheets until issued. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. As of December 31, 2006 and 2005, the Company did not have any commitments to purchase or sell when-issued securities.

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

Three Pillars has issued a subordinated note to a third party. The holder of this note absorbs the majority of Three Pillars’ expected losses. Therefore, the subordinated note investor is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of December 31, 2006 and 2005, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $5.4 billion and $4.7 billion, respectively, consisting primarily of secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $31.0 million, $25.2 million, and $24.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of a letter of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of December 31, 2006, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $8.0 billion and $697.8 million, respectively, compared to $7.2 billion and $707.1 million, respectively, as of December 31, 2005. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

The Company has significant variable interests in certain other securitization vehicles that are VIEs that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At December 31, 2006 total assets of these entities not included on the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Company’s Consolidated Balance Sheet were approximately $2.2 billion. At December 31, 2006, the Company’s maximum exposure to loss related to these VIEs was approximately $32.2 million, which represents the Company’s investment in preference shares. At December 31, 2005, the Company was considered the primary beneficiary of one of these securitization vehicles and therefore, was required to consolidate its assets and liabilities. As of December 31, 2005, the assets of the consolidated entity totaled $317.0 million. The Company’s maximum exposure to loss for this VIE was $38.1 million as of December 31, 2005. During 2006, the Company sold a majority of the equity in this securitization vehicle and is no longer considered the primary beneficiary.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $756.9 million and $803.0 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at December 31, 2006 and 2005, respectively. The Company’s maximum exposure to loss for these limited partner investments totaled $330.6 million and $357.9 million at December 31, 2006 and 2005, respectively. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

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

Note 18 – Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of December 31, 2006, which have characteristics as specified by FIN 45.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2006 and 2005, the maximum potential amount of the Company’s obligation was $12.9 billion and $13.3 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $104.8 million and $113.8 million in other liabilities for unearned fees related to these letters of credit as of December 31, 2006 and 2005, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $82.8 million and $163.0 million as of December 31, 2006 and December 31, 2005, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of December 31, 2006. If required, these contingent payments would be payable within the next three years.

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures is guaranteed to have a liquidation value equal to the sum of the issue price, $350.0 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of December 31, 2006 and December 31, 2005, $538.7 million and $492.9 million were accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance of the Series B Preferred Stock.

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their clients’ securities transactions and to hold clients’ accounts. Under their respective agreements, STIS and STCM agree to indemnify the clearing broker for losses that result from a client’s failure to fulfill their contractual obligations. Because the clearing broker’s right to charge STIS and STCM has no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse through cash or securities held in the defaulting clients’ accounts. For the year ended December 31, 2006, SunTrust experienced minimal net losses as a result of the indemnity. The clearing agreements for STIS and STCM expire in May 2010.

The Company has guarantees associated with credit default swaps, an agreement in which the buyer of protection pays a premium to the seller of the credit default swap for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The notional amount outstanding as of December 31, 2006 and 2005 was $345.6 million and $664.2 million, respectively. As of December 31, 2006, the notional amounts expire as follows: $25.0 million in 2007, $87.0 million in 2008, $34.8 million in 2009, $84.3 million in 2010, $41.0 million in 2011, and $73.5 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. In addition, there are certain purchased credit default swap contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company.

Note 19 - Concentrations of Credit Risk

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2006, the Company had $47.9 billion in residential real estate loans and home equity lines, representing 39.5% of total loans, and an additional $19.0 billion in commitments to extend credit on such loans. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans, which comprised approximately 37% and 30% of loans secured by residential real estate at December 31, 2006 and 2005, respectively. The risk in each loan type is mitigated and controlled by

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

managing the timing of payment shock, private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States. SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $693.1 million and $412.8 million as of December 31, 2006 and December 31, 2005, respectively.

Note 20 - Fair Values of Financial Instruments

The Company’s carrying amounts and fair values at December 31, were as follows:

	2006		2005
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and short-term investments	$5,307,745	$5,307,745	$6,305,606	$6,305,606
Trading assets	2,777,629	2,777,629	2,811,225	2,811,225
Securities available for sale	25,101,715	25,101,715	26,525,821	26,525,821
Loans held for sale	11,790,122	11,807,395	13,695,613	13,729,065
Loans, net	120,409,812	119,673,963	113,526,767	112,341,489
Mortgage servicing rights	810,509	1,110,701	657,604	996,299

Financial liabilities
Consumer and commercial deposits	99,775,888	99,737,114	97,572,382	97,460,001
Brokered deposits	18,150,059	18,153,263	15,644,932	15,589,723
Foreign deposits	6,095,682	6,095,675	8,835,864	8,835,573
Short-term borrowings	13,880,653	13,880,661	12,312,157	12,311,568
Long-term debt	18,992,905	19,202,616	20,779,249	20,932,308
Trading liabilities	1,634,097	1,634,097	1,529,325	1,529,325

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•

Cash and short-term investments are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

•	Trading assets and liabilities are predominantly valued at quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

•	Securities available for sale are predominantly valued at quoted market prices.

•	Loans held for sale are valued based on observable current market prices.

•

Loans are valued on the basis of estimated future receipts of principal and interest, discounted at rates currently being offered for loans with similar terms and credit quality. Loan prepayments are used to adjust future cash flows based on historical patterns. The carrying amount of accrued interest approximates its fair value.

•	Mortgage servicing rights are valued using assumptions that are supported by market and economic data collected from various sources.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

•

Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating fair values.

•

Fair values for foreign deposits, brokered deposits, short-term borrowings and long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments.

Note 21 - Contingencies

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

In addition, the Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. The Company’s experience has shown that the damages often alleged by plaintiffs or claimants are grossly overstated, unsubstantiated by legal theory, and bear no relation to the ultimate award that a court might grant. In addition, valid legal defenses, such as statutes of limitations, frequently result in judicial findings of no liability by the Company. Because of these factors, we cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, it is the opinion of management that liabilities arising from these claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition or results of operations.

Note 22 - Business Segment Reporting

The Company uses a line of business management structure to measure business activities. The Company has five primary lines of business: Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage.

The Retail line of business includes loans, deposits, and other fee based services for consumers and business clients with less than $5 million in sales (up to $10 million in sales in larger metropolitan markets). Clients are serviced through an extensive network of traditional and in store branches, ATMs, the Internet and the telephone.

The Commercial line of business provides enterprises with a full array of financial products and services including commercial lending, financial risk management, and treasury and payment solutions including commercial card services. This line of business primarily serves business clients between $5 million and $250 million in annual revenues and clients specializing in commercial real estate activities.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Corporate and Investment Banking provides advisory services, debt and equity capital raising solutions, financial risk management capabilities, and debt and equity sales and trading for the Corporation’s clients as well as traditional lending, leasing, treasury management services and institutional investment management to middle and large corporate clients.

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (brokerage and individual wealth management), Asset Management Advisors and Institutional Investment Management and Administration. On September 29, 2006, the Company sold its Bond Trustee business unit, which was a part of the Wealth and Investment Management line of business. The sale was part of an effort by the Company to modify its business mix to focus on its high-growth core business lines and market segments. See Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements for additional details.

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

The Company continues to augment its internal management reporting methodologies. Currently, the lines of business’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provides an enhanced view of analyzing the line of business’ financial performance. The internal allocations include the following: match maturity funds transfer pricing and a fully taxable-equivalent (“FTE”) gross-up on tax exempt loans and securities to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Beginning January 2006, income tax expense was calculated based on a marginal income tax rate which was modified to reflect the impact of various income tax adjustments and credits that are unique to each business segment.

Future enhancements to line of business segment profitability reporting are expected to include the attribution of economic capital and the use of a provision for loan losses that uses a combination of net charge-offs and expected loss in lieu of net charge-offs. Currently, for credit related costs of the lines of business, the Company uses net charge-offs as an estimate of the provision for loan losses. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period and will update historical results. The tables

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

below disclose selected financial information for SunTrust’s reportable segments for the years ended December 31, 2006, 2005, and 2004.

	Twelve Months Ended December 31, 2006
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,795,826	$34,856,520	$23,967,653	$42,014,951	$8,936,418	$30,712,272	$2,031,506	$180,315,146
Average total liabilities	69,140,616	14,244,954	7,901,335	2,151,556	9,615,218	59,788,844	(74,117)	162,768,406
Average total equity	-	-	-	-	-	-	17,546,740	17,546,740

Net interest income	$2,373,435	$900,519	$202,909	$603,393	$367,088	($119,932)	$333,053	$4,660,465
Fully taxable-equivalent adjustment (FTE)	116	41,418	30,972	-	71	15,437	(48)	87,966

Net interest income (FTE)[1]	2,373,551	941,937	233,881	603,393	367,159	(104,495)	333,005	4,748,431
Provision for loan losses[2]	105,985	9,701	113,933	8,748	3,696	4,076	16,397	262,536

Net interest income after provision for loan losses	2,267,566	932,236	119,948	594,645	363,463	(108,571)	316,608	4,485,895
Noninterest income	1,050,187	279,059	670,036	379,424	1,098,855	16,714	(25,903)	3,468,372
Noninterest expense	2,133,912	645,506	457,464	597,694	1,036,864	32,380	(23,960)	4,879,860

Net income before provision for income taxes	1,183,841	565,789	332,520	376,375	425,454	(124,237)	314,665	3,074,407
Provision for income taxes[3]	433,370	132,890	119,381	127,983	158,127	(121,508)	106,693	956,936

Net income/(loss)	$750,471	$432,899	$213,139	$248,392	$267,327	($2,729)	$207,972	$2,117,471

	Twelve Months Ended December 31, 2005
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$36,870,411	$32,992,104	$21,259,491	$33,031,791	$8,565,773	$32,847,160	$2,522,041	$168,088,771
Average total liabilities	65,355,783	13,814,293	7,693,415	1,870,981	9,665,589	53,357,817	(195,389)	151,562,489
Average total equity	-	-	-	-	-	-	16,526,282	16,526,282

Net interest income	$2,195,449	$858,909	$243,417	$547,671	$342,820	$16,686	$374,014	$4,578,966
Fully taxable-equivalent adjustment (FTE)	83	38,201	22,005	-	64	15,138	1	75,492

Net interest income (FTE)[1]	2,195,532	897,110	265,422	547,671	342,884	31,824	374,015	4,654,458
Provision for loan losses[2]	138,322	25,360	14,808	5,614	8,880	5,798	(21,896)	176,886

Net interest income after provision for loan losses	2,057,210	871,750	250,614	542,057	334,004	26,026	395,911	4,477,572
Noninterest income	1,023,384	255,128	639,525	239,300	943,987	84,252	(30,532)	3,155,044
Noninterest expense	2,053,505	626,977	454,072	522,120	976,748	87,851	(30,544)	4,690,729

Net income before provision for income taxes	1,027,089	499,901	436,067	259,237	301,243	22,427	395,923	2,941,887
Provision for income taxes[3]	381,827	119,025	165,225	87,378	114,040	(52,554)	139,707	954,648

Net income	$645,262	$380,876	$270,842	$171,859	$187,203	$74,981	$256,216	$1,987,239

	Twelve Months Ended December 31, 2004
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$27,308,870	$24,949,749	$18,668,903	$23,921,125	$6,658,742	$30,645,318	$1,601,586	$133,754,293
Average total liabilities	53,259,535	11,724,004	7,667,517	1,549,213	8,015,849	41,247,813	(1,179,120)	122,284,811
Average total equity	-	-	-	-	-	-	11,469,482	11,469,482

Net interest income	$1,797,735	$655,387	$240,913	$489,314	$242,961	($815)	$259,660	$3,685,155
Fully taxable-equivalent adjustment (FTE)	75	31,500	16,207	-	48	9,858	710	58,398

Net interest income (FTE)[1]	1,797,810	686,887	257,120	489,314	243,009	9,043	260,370	3,743,553
Provision for loan losses[2]	142,049	24,438	16,407	3,614	3,780	2,797	(57,548)	135,537

Net interest income after provision for loan losses	1,655,761	662,449	240,713	485,700	239,229	6,246	317,918	3,608,016
Noninterest income	834,680	236,389	632,618	116,363	821,155	(6,600)	(30,159)	2,604,446
Noninterest expense	1,720,044	505,744	456,095	372,248	826,287	53,961	(37,341)	3,897,038

Net income before provision for income taxes	770,397	393,094	417,236	229,815	234,097	(54,315)	325,100	2,315,424
Provision for income taxes[3]	294,563	96,284	157,873	78,267	81,500	(78,442)	112,478	742,523

Net income	$475,834	$296,810	$259,363	$151,548	$152,597	$24,127	$212,622	$1,572,901

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the lines of business.

[2]	Provision for loan losses represents net charge-offs for the lines of business.

[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 23 - Accumulated Other Comprehensive Income

(Dollars in thousands)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, January 1, 2004	$2,560,142	($896,050)	$1,664,092
Unrealized net loss on securities	(711,945)	249,181	(462,764)
Unrealized net gain on derivatives	14,417	(5,046)	9,371
Change related to employee benefit plans	(3,785)	1,325	(2,460)
Reclassification adjustment for realized gains and losses on securities	103,725	(36,304)	67,421
Reclassification adjustment for realized gains and losses on derivatives	1,985	(695)	1,290

Accumulated other comprehensive income, December 31, 2004	1,964,539	(687,589)	1,276,950
Unrealized net loss on securities	(578,962)	220,006	(358,956)
Unrealized net loss on derivatives	(24,253)	9,216	(15,037)
Change related to employee benefit plans	6,561	(2,493)	4,068
Reclassification adjustment for realized gains and losses on securities	43,183	(16,410)	26,773
Reclassification adjustment for realized gains and losses on derivatives	6,924	(2,631)	4,293

Accumulated other comprehensive income, December 31, 2005	1,417,992	(479,901)	938,091
Unrealized net gain on securities	472,961	(179,725)	293,236
Unrealized net gain on derivatives	52,674	(20,016)	32,658
Change related to employee benefit plans	9,482	(3,603)	5,879
Adoption of SFAS No. 158	(621,011)	235,984	(385,027)
Reclassification adjustment for realized gains and losses on securities	60,541	(23,006)	37,535
Reclassification adjustment for realized gains and losses on derivatives	5,770	(2,193)	3,577

Accumulated other comprehensive income, December 31, 2006	$1,398,409	($472,460)	$925,949

The components of accumulated other comprehensive income at December 31 were as follows:

(Dollars in thousands)	2006	2005	2004
Unrealized gain on available for sale securities	$1,302,588	$971,817	$1,304,000
Unrealized gain/(loss) on derivative financial instruments	18,896	(17,339)	(6,595)
Employee benefit plans	(395,535)	(16,387)	(20,455)

Total accumulated other comprehensive income	$925,949	$938,091	$1,276,950

Note 24 - Other Noninterest Expense

Other noninterest expense in the Consolidated Statements of Income includes:

	Twelve Months Ended December 31
(Dollars in thousands)	2006	2005	2004
Consulting and legal	$112,983	$112,625	$81,035
Credit and collection services	101,610	84,895	66,694
Postage and delivery	92,731	85,399	69,810
Other staff expense	92,513	90,074	66,005
Communications	72,882	79,245	67,190
Operating supplies	54,034	53,175	46,802
FDIC premiums	22,569	23,083	19,503
Other real estate expense/(income)	170	(1,196)	(1,799)
Other expense	391,992	381,406	339,828

Total other noninterest expense	$941,484	$908,706	$755,068

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 25 - Suntrust Banks, Inc. (Parent Company Only) Financial Information

Statements of Income –Parent Company Only

	Twelve Months Ended December 31
(Dollars in thousands)	2006	2005	2004
Income
From subsidiaries:
Dividends - substantially all from SunTrust Bank	$1,102,627	$1,860,103	$1,464,648
Interest on loans	26,800	26,143	9,615
Other income	130,897	65,314	30,103

Total income	1,260,324	1,951,560	1,504,366

Expense
Interest on short-term borrowings	23,798	13,889	4,663
Interest on long-term debt	268,120	215,453	143,688
Employee compensation and benefits	32,851	18,506	16,223
Service fees to subsidiaries	25,446	16,250	7,645
Other expense	61,641	65,533	54,291

Total expense	411,856	329,631	226,510

Income before income taxes and equity in undistributed income of subsidiaries	848,468	1,621,929	1,277,856
Income tax benefit	52,805	56,903	33,512

Income before equity in undistributed income of subsidiaries	901,273	1,678,832	1,311,368
Equity in undistributed income of subsidiaries	1,216,198	308,407	261,533

Net income	2,117,471	1,987,239	1,572,901
Preferred stock dividends	7,729	-	-

Net income available to common shareholders	$2,109,742	$1,987,239	$1,572,901

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Balance Sheets - Parent Company Only

	December 31
(Dollars in thousands)	2006	2005
Assets
Cash in subsidiary banks	$8,315	$5,167
Interest-bearing deposits in other banks	1,930,998	1,166,090
Trading assets	4,948	17,701
Securities available for sale	217,551	383,613
Loans to subsidiaries	790,294	913,666
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	20,132,580	18,906,644
Nonbanking subsidiaries	1,160,766	1,049,630
Premises and equipment	1,927	14,908
Goodwill and other intangible assets	128,819	116,656
Other assets	515,592	534,704

Total assets	$24,891,790	$23,108,779

Liabilities and Shareholders’ Equity
Short-term borrowings from:
Subsidiaries	$93,735	$45,998
Non-affiliated companies	744,524	441,112
Long-term debt	4,916,635	4,427,740
Trading liabilities	22,421	28,589
Other liabilities	1,300,869	1,277,945

Total liabilities	7,078,184	6,221,384

Preferred stock, no par value	500,000	-
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,627,196	6,761,684
Retained earnings	10,541,152	9,310,978
Treasury stock, at cost, and other	(1,151,269)	(493,936)
Accumulated other comprehensive income	925,949	938,091

Total shareholders’ equity	17,813,606	16,887,395

Total liabilities and shareholders’ equity	$24,891,790	$23,108,779

Common shares outstanding	354,902,566	361,984,193
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	-
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	15,675,832	8,594,205

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flow – Parent Company Only

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$2,117,471	$1,987,239	$1,572,901
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(1,216,198)	(308,407)	(261,533)
Depreciation, amortization and accretion	1,907	5,573	5,381
Stock option compensation	25,969	26,375	17,443
Deferred income tax provision	19,378	16,753	14,789
Excess tax benefits from stock option compensation	(33,258)
Amortization of compensation element of restricted stock	18,340	9,190	8,515
Securities (gains)/losses	(15,065)	2,979	2,599
Net loss on sale of assets	20	-	-
Net (increase)/decrease in other assets	(149,630)	(54,220)	137,486
Net increase/(decrease) in other liabilities	86,397	173,054	(110,144)

Net cash provided by operating activities	855,331	1,858,536	1,387,437

Cash Flows from Investing Activities:
Proceeds from maturities and sales of securities available for sale	307,801	299,968	256,710
Purchases of securities available for sale	(121,836)	(200,187)	(138,155)
Net change in loans to subsidiaries	123,372	(49,504)	(486,506)
Net change in premises and equipment	12,823	(1,290)	(32)
Net cash used for acquisitions	-	-	(1,519,152)
Capital contributions from/(to) subsidiaries	2,105	(530,355)	42,202
Other, net	1,014	56,683	11,116

Net cash provided by/(used in) investing activities	325,279	(424,685)	(1,833,817)

Cash Flows from Financing Activities:
Net increase/(decrease) in short-term borrowings	351,149	(101,236)	(46,962)
Proceeds from the issuance of long-term debt	1,499,700	-	1,000,000
Repayment of long-term debt	(1,012,563)	(9,062)	(208,761)
Proceeds from the exercise of stock options	215,947	135,701	96,457
Proceeds from the issuance of preferred stock	492,295	-	-
Acquisition of treasury stock	(1,105,043)	(196,396)	(14,064)
Excess tax benefits from stock option compensation	33,258	-	-
Common and preferred dividends paid	(887,297)	(794,971)	(603,309)

Net cash (used in)/provided by financing activities	(412,554)	(965,964)	223,361

Net increase/(decrease) in cash and cash equivalents	768,056	467,887	(223,019)
Cash and cash equivalents at beginning of year	1,171,257	703,370	926,389

Cash and cash equivalents at end of period	$1,939,313	$1,171,257	$703,370

Supplemental Disclosure
Income taxes received from subsidiaries	$615,131	$644,350	$604,729
Income taxes paid by Parent Company	(548,570)	(558,409)	(544,037)
Interest paid	$291,267	$234,537	$136,311
Net non-cash contribution of assets and liabilities to subsidiaries	(34,311)	(325,631)	(4,319,794)
Non-cash impact of acquisition of NCF	-	-	5,517,551

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 71 and 72, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2006, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended

December 31, 2006. Based upon that evaluation, Management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s 2006 Form 10-K. In addition, on May 9, 2006 the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on May 9, 2006. The foregoing certification was unqualified.

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information at the captions “Nominees for Directorship,” “Nominees for Terms Expiring in 2010,” “Nominee for Term Expiring in 2009,” “Directors Whose Terms Expire in 2009,” “Directors Whose Terms in Expire in 2008,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Board Committees – Name of Committee and Members – Audit” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 17, 2007 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11. Executive Compensation

The information at the captions “Executive Compensation” (“Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation and Other Payments to the Named Executive Officers,” “Summary Compensation Table,” “Grants and Plan-Based Awards,” “Option Exercises and Stock Vested,” “Outstanding Equity Awards at Fiscal Year-end,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Change in Control”),“Report of the Compensation Committee on the Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 17, 2007 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information at the captions “Equity Compensation Plans,” “Stock Ownership of Certain Persons”—“Stock Ownership of Directors” and “Management and Stock Ownership of Principal Shareholder” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 17, 2007 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions

The information at the captions “Policies and Procedures for Approval of Related Party Transactions” and “Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 17, 2007 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

The information at the captions “Audit Fees and Related Matters” – “Audit and Non-Audit Fees” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 17, 2007 and to be filed with the Commission is incorporated by reference into this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant effective November 14, 1989, as amended effective as of April 24, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed March 26, 1999), as amended effective April 18, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed May 15, 2000) (File No. 001-08918), as amended September 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2006), and as amended October 23, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed October 24, 2006).	*

3.2	Bylaws of the Registrant, as amended and restated on November 14, 2006, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated November 16, 2006.	*

4.1	Indenture Agreement between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-00084.	*

4.2	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.3	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.4	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333- 25381.	*

4.5	Form of Indenture, dated as of February 1, 1985, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-61583.	*

4.6	Form of Indenture, dated as of September 1, 1993, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-50387.	*

Exhibit	Description

4.7	Form of Third Supplemental Indenture (to Indenture dated as of February 1, 1985), dated as of July 1, 1992, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Registration Statement No. 333-61583.	*

4.8	Form of resolutions of the Board of Directors of Crestar Financial Corporation (now known as SunTrust Bank Holding Company) approving issuance of $150 million of 8 3/4% Subordinated Notes Due 2004, incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-61583.	*

4.9	Second Supplemental Indenture dated September 22, 2004, by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.9 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.10	First Supplemental Indenture dated as of March 27, 1997, between National Commerce Financial Corporation and the Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.12	Form of Guarantee Agreement entered into by National Commerce Financial Corporation and The Bank of New York, as Guarantee Trustee, and registered under the Securities Act of 1933, as amended, incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.13	Amended and Restated Declaration of Trust dated as of March 27, 1997, among National Commerce Financial Corporation, National Commerce Capital Trust I, The Bank of New York, as Institutional Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrators named therein, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.14	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Guarantee Agreement dated March 27, 1997), incorporated by reference to Exhibit 4.14 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.15	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Trust Agreement dated March 27, 1997), incorporated by reference to Exhibit 4.15 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.16	First Supplemental Indenture dated September 22, 2004, by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.16 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.17	Form of Junior Subordinated Indenture between National Commerce Financial Corporation and The Bank of New York, as Debenture Trustee, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

4.18	Form of Guarantee between National Commerce Financial Corporation, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

Exhibit	Description

4.19	Form of Amended and Restated Trust Agreement between National Commerce Financial Corporation, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (File Nos. 333-73638 and 333-73638-01).	*

4.20	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Guarantee Agreement dated December 14, 2001), incorporated by reference to Exhibit 9 to the Registrant’s Registration Statement on Form 8-A filed on October 1, 2004.	*

4.21	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. (Trust Agreement dated December 14, 2001), incorporated by reference to Exhibit 4.21 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.22	Form of First Supplemental Indenture (to Indenture dated as of September 1, 1993), dated as of January 1, 1998, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-61583.	*

4.23	Indenture, dated as of October 25, 2006, between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.24	Form of First Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 8-A filed on October 24, 2006.	*

4.25	Form of Second Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.26	Form of Amended and Restated Declaration of Trust, among SunTrust Banks, Inc. as Sponsor, U.S. Bank National Association as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, the Administrative Trustees, incorporated by reference to Exhibit 4.3.2 to Registration Statement No. 333-137101.	*

4.27	Form of Second Amended and Restated Declaration of Trust, among SunTrust Banks, Inc., as Sponsor, U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association, as Delaware Trustee and the Administrative Trustees, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.28	Form of Guarantee Agreement, between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.3.2 to Registration Statement No. 333-137101.	*

4.29	Form of Guarantee Agreement, between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.30	Form of Stock Purchase Contract Agreement, between SunTrust Banks, Inc. and SunTrust Preferred Capital I, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 8-A filed on October 24, 2006.	*

Exhibit	Description

10.1	SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, and First Amendment and Second Amendment thereto, incorporated by reference to Exhibit 10.1 to Registrant’s 2002 Annual Report on Form 10-K, as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.2	Addition to Participation Exhibit to SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, incorporated by reference to Exhibit 10.2 to Registrant’s 2004 Annual Report on Form 10-K.	*

10.3	Fourth Amendment, dated February 10, 2005, to SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8- K filed February 11, 2005.	*

10.4	Fifth Amendment to the SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, incorporated by reference to Exhibit 10.4 to Registrant’s 2005 Annual Report on Form 10-K.	*

10.5	SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August 13, 1996, and amendment effective as of November 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001- 08918), as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.6	Amendment, dated December 30, 2005, to SunTrust Banks, Inc. ERISA Excess Retirement Plan, amended and restated as of July 1, 1999, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed January 12, 2006.	*

10.7	SunTrust Banks, Inc. Performance Unit Plan, amended and restated as of March 14, 2005, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 19, 2005.	*

10.8	SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of March 14, 2005, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 19, 2005, as further amended November 13, 2006, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.	*

10.9	SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.12 to Registrant’s 1999 Annual Report on Form 10- K (File No. 001-08918), as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.10	Amendment Number One dated December 1, 2001 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.8 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.11	Amendment Number Two dated December 31, 2002 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.7 to Registrant’s 2002 Annual Report on Form 10-K.	*

10.12	Amendment Number Four dated December 30, 2005 to the SunTrust Banks, Inc. 401(k) Excess Plan Amended and Restated as of July 1, 1999, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed January 12, 2006.	*

10.13	SunTrust Banks, Inc. Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

Exhibit	Description

10.14	Amendment to SunTrust Banks, Inc. 1986 Executive Stock Plan, effective February 10, 1998, incorporated by reference to Exhibit 10.9 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.15	SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and First Amendment to Performance Stock Agreement effective February 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.16	SunTrust Banks, Inc. 1995 Executive Stock Plan, incorporated by reference to Exhibit 10.16 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001- 08918).	*

10.17	Amendment to the SunTrust Banks, Inc. 1995 Executive Stock Plan, effective as of August 11, 1998, incorporated by reference to Exhibit 10.20 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.18	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, incorporated by reference to Exhibit A to Registrant’s 2000 Proxy Statement on Form 14A (File No. 001-08918), as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.19	SunTrust Banks, Inc. 2004 Stock Plan effective April 20, 2004, incorporated by reference to Exhibit B to the Registrant’s 2004 Proxy Statement on Form 14A, as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.20	SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999 and Amendment Number One, effective October 31, 1999, incorporated by reference to Exhibit 10.19 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001- 08918), as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.21	Amendment to Exhibit A to the SunTrust Banks, Inc. Deferred Compensation Plan, effective January 1, 2000, incorporated by reference to Exhibit 10.21 of Registrant’s 2000 Annual Report on Form 10-K.	*

10.22	Amendment to SunTrust Banks, Inc., Deferred Compensation Plan, effective as of January 1, 2004, incorporated by reference to Exhibit 10.16 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.23	SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of January 1, 1994, incorporated by reference to Exhibit 10.21 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.24	Crestar Financial Corporation Executive Life Insurance Plan, as amended and restated effective January 1, 1991, and amendments effective December 18, 1992, March 30, 1998, and December 30, 1998, incorporated by reference to Exhibit 10.23 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.25	Change in Control Agreements between Registrant and L. Phillip Humann, James M. Wells III, William H. Rogers, Jr., R. Charles Shufeldt, Raymond D. Fortin, and Robert H. Coords, incorporated by reference to Exhibits 10.1, 10.5, 10.6, 10.7, 10.8, and 10.9 of the Registrant’s Quarterly Report on Form 10-Q and Form 10-Q/A for the quarter ended March 31, 2001 filed May 14, 2001.	*

Exhibit	Description

10.26	Change in Control Agreement dated August 10, 2004 between Registrant and Mark A. Chancy, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.27	Change in Control Agreement dated October 15, 2004 between Registrant and William R. Reed, Jr., incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 20, 2004.	*

10.28	Change in Control Agreement dated February 27, 2003 between Registrant and Timothy E. Sullivan, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.	*

10.29	Change in Control Agreement dated November 29, 2005 between Registrant and Thomas E. Panther, incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 30, 2005.	*

10.30	Employment Agreement between Registrant and James M. Wells III, effective as of December 31, 1998, incorporated by reference to Exhibit 10.24 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.31	Letter Agreement dated August 10, 2004 from Registrant to James M. Wells, III regarding split dollar life insurance, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.32	Crestar Financial Corporation Excess Benefit Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.29 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.33	United Virginia Bankshares, Incorporated Deferred Compensation Program under Incentive Compensation Plan of United Virginia Bankshares, Incorporated and Affiliated Corporation, amended and restated through December 7, 1983, incorporated by reference to Exhibit 10.30 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.34	Amendments (effective January 1, 1987 and January 1, 1988) to United Virginia Bankshares, incorporated Deferred Compensation Program Under Incentive Compensation Plan of United Virginia Bankshares, Incorporated and Affiliated Corporations, incorporated by reference to Exhibit 10.29 of Registrant’s 2000 Annual Report on Form 10-K.	*

10.35	Amendment (effective January 1, 1994) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.30 to Registrant’s 2000 Annual Report on Form 10-K.	*

10.36	Amendment (effective September 21, 1995) to Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, incorporated by reference to Exhibit 10.34 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001- 08918).	*

10.37	Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, amended and restated through December 13, 1983 and amendments thereto (effective January 1, 1985, April 24, 1991, December 31, 1993 and October 23, 1998), incorporated by reference to Exhibit 10.35 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001- 08918).	*

Exhibit	Description

10.38	Amendment (effective January 1, 1999) to Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation, incorporated by reference to Exhibit 10.32 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.39	Crestar Financial Corporation Additional Nonqualified Executive Plan, amended and restated effective December 26, 1990 and amendments thereto (effective December 18, 1992, March 30, 1998 and December 30, 1998), incorporated by reference to Exhibit 10.36 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.40	Crestar Financial Corporation 1993 Stock Incentive Plan, as amended and restated effective February 28, 1997, incorporated by reference to Exhibit 10.40 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.41	Amendments (effective December 19, 1997) to Crestar Financial Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 10.38 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.42	Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995, incorporated by reference to Exhibit 10.37 to Registrant’s 2000 Annual Report on Form 10-K, as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.43	Amendments (effective December 20, 1996) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.43 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.44	Amendments (effective December 17, 1997) to Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.44 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.45	Amendments (effective December 19, 1997 and December 29, 1998) to the Crestar Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.42 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.46	Crestar Financial Corporation Directors’ Equity Program, effective January 1, 1996, incorporated by reference to Exhibit 10.36 of Registrant’s 2001 Annual Report on Form 10- K.	*

10.47	Amendment (effective December 20, 1996) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.37 of Registrant’s 2001 Annual Report on Form 10-K.	*

10.48	Amendment (effective September 26, 1997) to Crestar Financial Corporation Directors’ Equity Plan, incorporated by reference to Exhibit 10.48 to Registrant’s 2003 Annual Report on Form 10-K.	*

10.49	Amendments (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.47 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.50	Amendment (effective October 23, 1998) to Crestar Financial Corporation Directors’ Equity Program, incorporated by reference to Exhibit 10.44 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.51	Lighthouse Mortgage Corporation 1994 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-106638.	*

Exhibit	Description

10.52	First Amendment to Restated Employment Agreement dated March 18, 2002 by and between National Commerce Financial Corporation and Thomas M. Garrott, incorporated by reference to Exhibit 10.2 to National Commerce Financial Corporation’s 2003 Annual Report on Form 10-K.	*

10.53	Amended and Restated Employment Agreement entered into as of November 1, 2001 by and between National Commerce Financial Corporation and Thomas M. Garrott, incorporated by reference to Exhibit 10.2 to the National Commerce Financial Corporation’s Form S-1/1 filed December 5, 2001.	*

10.54	Change in Control Agreement dated as of July 5, 2000 by and between National Commerce Financial Corporation and William R. Reed, Jr., incorporated by reference to Exhibit 10.32 to National Commerce Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.	*

10.55	Deferred Compensation Agreement as of December 1, 1983, with Thomas M. Garrott, III, incorporated by reference to Exhibit 10c(2) to CCB Corporation’s Form 10-K for the year ended December 31, 1984 (File No. 06094).	*

10.56	2003 Stock Incentive Plan of National Commerce Financial Corporation, and amendments thereto, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333- 118963, as further amended November 13, 2006, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.	*

10.57	National Commerce Financial Corporation Amended and Restated Long Term Incentive Plan, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-118963, as further amended November 13, 2006, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.	*

10.58	SouthBanc Shares, Inc. 1998 Stock Option Plan, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-118963, as amended November 13, 2006, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.	*

10.59	SouthBanc Shares, Inc. 2001 Stock Option Plan, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-118963.	*

10.60	National Commerce Bancorporation 1994 Stock Plan as Amended and Restated Effective November 1, 1996 and Further Amended by Amendment No. 1 Effective as of July 1, 1998 and Amendment No. 2 Effective as of June 29, 2000, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333- 118963.	*

10.61	Resolution authorizing Pension Restoration Plan, incorporated by reference to Exhibit 10(c)(7) to National Commerce Financial Corporation’s 1986 Annual Report on Form 10- K (File No. 0-6094).	*

10.62	National Commerce Financial Bancorporation Deferred Compensation Plan effective January 1, 1999, incorporated by reference to Exhibit 10.19 to National Commerce Financial Corporation’s 1998 Annual Report on Form 10-K (File No. 000-06094), as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.63	National Commerce Financial Corporation Equity Investment Plan and First Amendment thereto dated June 23, 2003, incorporated by reference to Exhibit 4.4 to National Commerce Financial Corporation’s Registration Statement No. 333- 110983 (File No. 0- 6094), as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

Exhibit	Description

10.64	Amendment, dated December 31, 2004, to National Commerce Financial Corporation Equity Investment Plan, incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 11, 2005.	*

10.65	National Commerce Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.3 to National Commerce Financial Corporation’s 2001 Annual Report on Form 10-K, as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.66	Amendment, dated December 31, 2004, to National Commerce Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed February 11, 2005.	*

10.67	National Commerce Financial Corporation Director’s Fees Deferral Plan and First Amendment, effective January 1, 2002, incorporated by reference to Exhibit 10.64 to Registrant’s 2004 Annual Report on Form 10-K, as amended effective January 1, 2005 and November 14, 2006, such amendments incorporated by reference to exhibits 10.1 and 10.2 to the Registrant’s Form 8-K filed February 16, 2007.	*

10.68	Agreement and Plan of Merger dated May 7, 2004 between SunTrust Banks, Inc. and National Commerce Financial Corporation, incorporated by reference to Appendix A to Amendment No. 3 to Registration Statement No. 333-116112.	*

10.69	Form of Non-Qualified Stock Option Agreement under the SunTrust Banks, Inc. 2004 Stock Plan, incorporated by reference Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.	*

10.70	Form of Restricted Stock Agreement under the SunTrust Banks, Inc. 2004 Stock Plan, incorporated by reference Exhibit 10.71 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.	*

10.71	Form of Director Restricted Stock Agreement under the SunTrust Banks, Inc. 2004 Stock Plan, incorporated by reference Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.	*

10.72	Form of Director Restricted Stock Unit Agreement under the SunTrust Banks, Inc. 2004 Stock Plan, incorporated by reference Exhibit 10.74 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.

10.73	Form of Change in Control Agreement between the Registrant and Thomas E. Freeman dated February 17, 2006, incorporated by reference Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 17, 2006.	*

10.74	Non-Qualified Stock Option Agreement between the Registrant and Thomas M. Garrott under the SunTrust Banks, Inc. 2004 Stock Plan, incorporated by reference Exhibit 10.76 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.	*

12.1	Ratio of Earnings to Fixed Charges.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

23.1	Consent of Independent Public Accountants.	(filed herewith)

31.1	Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

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

*	incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.

By:	/s/ James M. Wells III
James M. Wells III
President and Chief Executive Officer

Dated: March 1, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Raymond D. Fortin and Mark A. Chancy and each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said Form 10-K.

Pursuant to the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures		Title

Principal Executive Officer:

/s/ James M. Wells III	3/01/2007
James M. Wells III	Date	President, Chief Executive Officer and Director

Principal Financial Officer:

/s/ Mark A. Chancy	3/01/2007
Mark A. Chancy	Date	Corporate Executive Vice President and
Chief Financial Officer

Principal Accounting Officer:

/s/ Thomas E. Panther	3/01/2007
Thomas E. Panther	Date	Senior Vice President, Controller and
Chief Accounting Officer

Remaining Directors:

/s/ L. Phillip Humann	3/01/2007
L. Phillip Humann	Date	Executive Chairman and Director

/s/ Robert M. Beall, II	3/01/2007
Robert M. Beall, II	Date	Director

/s/ J. Hyatt Brown	3/01/2007
J. Hyatt Brown	Date	Director

/s/ Jeffrey C. Crowe	3/01/2007
Jeffrey C. Crowe	Date	Director

/s/ Thomas C. Farnsworth, Jr.	3/01/2007
Thomas C. Farnsworth, Jr.	Date	Director

/s/ Patricia C. Frist	3/01/2007
Patricia C. Frist	Date	Director

Signatures		Title

/s/ Blake P. Garrett, Jr.	3/01/2007
Blake P. Garrett, Jr.	Date	Director

/s/ Thomas M. Garrott	3/01/2007
Thomas M. Garrott	Date	Director

/s/ David H. Hughes	3/01/2007
David H. Hughes	Date	Director

/s/ E. Neville Isdell	3/01/2007
E. Neville Isdell	Date	Director

/s/ J. Hicks Lanier	3/01/2007
J. Hicks Lanier	Date	Director

/s/ G. Gilmer Minor, III	3/01/2007
G. Gilmer Minor, III	Date	Director

/s/ Larry L. Prince	3/01/2007
Larry L. Prince	Date	Director

/s/ Frank S. Royal, M.D.	3/01/2007
Frank S. Royal, M.D.	Date	Director

/s/ Karen Hastie Williams	3/01/2007
Karen Hastie Williams	Date	Director

/s/ Dr. Phail Wynn, Jr.	2/13/2007
Dr. Phail Wynn, Jr.	Date	Director