Form 10-Q
period 2007-03-31
SUNTRUST BANKS INC
filed 2007-05-09
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes    ☐                            No    ☒

At April 30, 2007, 356,623,731 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year 2007.

Item 1.      FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Statements of Income

	Three Months Ended March 31
(In thousands, except per share data)	2007	2006
Interest Income
Interest and fees on loans	$1,993,217	$1,765,885
Interest and fees on loans held for sale	173,728	177,882
Interest and dividends on securities available for sale
Taxable interest	77,379	250,839
Tax-exempt interest	10,732	9,439
Dividends[1]	31,276	32,247
Interest on funds sold and securities purchased under agreements to resell	12,889	11,962
Interest on deposits in other banks	405	2,418
Trading account interest	228,431	28,041

Total interest income	2,528,057	2,278,713

Interest Expense
Interest on deposits	955,893	705,610
Interest on funds purchased and securities sold under agreements to repurchase	140,732	112,208
Interest on other short-term borrowings	26,017	25,181
Interest on long-term debt	240,856	256,673

Total interest expense	1,363,498	1,099,672

Net Interest Income	1,164,559	1,179,041
Provision for loan losses	56,441	33,403

Net interest income after provision for loan losses	1,108,118	1,145,638

Noninterest Income
Service charges on deposit accounts	189,035	186,185
Trust and investment management income	174,318	168,089
Retail investment services	63,543	54,989
Other charges and fees	118,137	112,382
Investment banking income	50,157	51,815
Trading account profits and commissions	90,201	36,875
Card fees	64,195	56,603
Mortgage production related income	(8,655)	63,037
Mortgage servicing related income	35,403	44,710
Gain on sale upon merger of Lighthouse Partners	32,340	-
Other noninterest income	70,212	76,717
Net securities gains	20	104

Total noninterest income	878,906	851,506

Noninterest Expense
Employee compensation	552,369	556,530
Employee benefits	146,631	148,435
Outside processing and software	99,676	94,892
Net occupancy expense	86,257	81,044
Equipment expense	49,409	49,448
Marketing and customer development	45,705	42,646
Amortization of intangible assets	23,542	27,245
Other noninterest expense	232,408	226,251

Total noninterest expense	1,235,997	1,226,491

Income before provision for income taxes	751,027	770,653
Provision for income taxes	229,731	239,126

Net income	521,296	531,527
Preferred stock dividends	7,363	-

Net Income Available to Common Shareholders	$513,933	$531,527

Net income per average common share
Diluted	$1.44	$1.46
Basic	1.45	1.48
Average common shares - diluted	357,214	363,437
Average common shares - basic	353,448	359,934
[1]Includes dividends on common stock of
The Coca-Cola Company	$16,382	$14,963
See notes to Consolidated Financial Statements.

FINANCIAL STATEMENTS (UNAUDITED) - Continued

Consolidated Balance Sheets

	As of
(Dollars in thousands)	March 31 2007	December 31 2006
Assets
Cash and due from banks	$3,867,957	$4,235,889
Interest-bearing deposits in other banks	21,974	21,810
Funds sold and securities purchased under agreements to resell	883,833	1,050,046
Trading assets	21,545,502	2,777,629
Securities available for sale[1]	13,163,036	25,101,715
Loans held for sale (loans at fair value: $4,033,083 at March 31, 2007)	14,067,788	11,790,122
Loans	116,912,559	121,454,333
Allowance for loan and lease losses	(1,033,939)	(1,044,521)

Net loans	115,878,620	120,409,812
Premises and equipment	1,995,647	1,977,412
Goodwill	6,896,723	6,889,860
Other intangible assets	1,293,457	1,181,984
Customers’ acceptance liability	17,978	15,878
Other assets	6,752,326	6,709,452

Total assets	$186,384,841	$182,161,609

Liabilities and Shareholders' Equity
Noninterest-bearing consumer and commercial deposits	$22,765,045	$22,887,176
Interest-bearing consumer and commercial deposits	77,109,771	76,888,712

Total consumer and commercial deposits	99,874,816	99,775,888
Brokered deposits (CDs at fair value: $229,884 as of March 31, 2007; $97,370 as of December 31, 2006)	18,203,295	18,150,059
Foreign deposits	5,360,164	6,095,682

Total deposits	123,438,275	124,021,629
Funds purchased	6,433,195	4,867,591
Securities sold under agreements to repurchase	6,851,863	6,950,426
Other short-term borrowings	1,958,438	2,062,636
Long-term debt (notes at fair value: $6,896,790 as of March 31, 2007)	19,007,959	18,992,905
Acceptances outstanding	17,978	15,878
Trading liabilities	1,642,958	1,634,097
Other liabilities	9,065,637	5,802,841

Total liabilities	168,416,303	164,348,003

Preferred stock, no par value (liquidation preference of $100,000 per share)	500,000	500,000
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,688,660	6,627,196
Retained earnings	10,325,246	10,541,152
Treasury stock, at cost, and other	(1,101,172)	(1,151,269)
Accumulated other comprehensive income	1,185,226	925,949

Total shareholders’ equity	17,968,538	17,813,606

Total liabilities and shareholders’ equity	$186,384,841	$182,161,609

Common shares outstanding	356,504,563	354,902,566
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	5,000
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	14,073,835	15,675,832

[1]Includes net unrealized gains on securities available for sale	$2,333,896	$2,103,362

See notes to Consolidated Financial Statements.

FINANCIAL STATEMENTS (UNAUDITED) - Continued

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$-	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	-	-	-	-	531,527	-	-	531,527
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	4,357	4,357
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(48,912)	(48,912)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	824	824

Total comprehensive income								487,796
Common stock dividends, $0.61 per share	-	-	-	-	(220,908)	-	-	(220,908)
Exercise of stock options and stock compensation element expense	-	1,033	-	2,664	-	63,841	-	66,505
Acquisition of treasury stock	-	(1,535)	-	-	-	(108,623)	-	(108,623)
Performance and restricted stock activity	-	971	-	(11,915)	-	9,161	-	(2,754)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	2,411	-	2,411
Issuance of stock for employee benefit plans	-	683	-	(11,231)	-	41,857	-	30,626
Issuance of stock for BancMortgage contingent consideration	-	203	-	2,216	-	12,784	-	15,000

Balance, March 31, 2006	$-	363,339	$370,578	$6,743,418	$9,621,597	($472,505)	$894,360	$17,157,448

Balance, January 1, 2007	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606
Net income	-	-	-	-	521,296	-	-	521,296
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	3,928	3,928
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(622)	(622)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	28,890	28,890

Total comprehensive income								553,492
Common stock dividends, $0.73 per share	-	-	-	-	(259,797)	-	-	(259,797)
Preferred stock dividends	-	-	-	-	(7,363)	-	-	(7,363)
Exercise of stock options and stock compensation element expense	-	1,178	-	(2,887)	-	86,968	-	84,081
Acquisition of treasury stock	-	(616)	-	50,897	-	(50,897)	-	-
Performance and restricted stock activity	-	772	-	10,962	(2,378)	(11,651)	-	(3,067)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	5,853	-	5,853
Issuance of stock for employee benefit plans	-	262	-	2,566	-	19,413	-	21,979
Adoption of SFAS No. 159	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of SFAS No. 157	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of FIN 48	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of FSP FAS 13-2	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other	-	6	-	(74)	-	411	-	337

Balance, March 31, 2007	$500,000	356,505	$370,578	$6,688,660	$10,325,246	($1,101,172)	$1,185,226	$17,968,538

1	Balance at March 31, 2007 includes $975,977 for treasury stock and $125,195 for compensation element of restricted stock.
Balance at March 31, 2006 includes $399,505 for treasury stock and $73,000 for compensation element of restricted stock.

See notes to Consolidated Financial Statements.

FINANCIAL STATEMENTS (UNAUDITED) – Continued

Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in thousands)	2007	2006
Cash Flows from Operating Activities:
Net income	$521,296	$531,527
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale upon merger of Lighthouse Partners	(32,340)	-
Depreciation, amortization and accretion	198,323	196,053
Gain on sale of mortgage servicing rights	-	(24,429)
Origination of mortgage servicing rights	(152,105)	(127,209)
Provisions for loan losses and foreclosed property	58,658	34,013
Amortization of compensation element of performance and restricted stock	5,853	2,411
Stock option compensation	5,728	6,764
Excess tax benefits from stock-based compensation	(7,060)	(14,347)
Net securities gains	(20)	(104)
Net gain on sale of assets	(15,733)	(16,883)
Originated and purchased loans held for sale	(12,997,312)	(8,539,717)
Sales and securitizations of loans held for sale	14,752,897	12,887,645
Net increase in other assets	(1,021,749)	(208,828)
Net increase in other liabilities	3,099,841	607,551

Net cash provided by operating activities	4,416,277	5,334,447

Cash Flows from Investing Activities:
Seix contingent consideration payout	(42,287)	-
Proceeds from maturities, calls and repayments of securities available for sale	244,808	755,837
Proceeds from sales of securities available for sale	366,948	246,690
Purchases of securities available for sale	(3,813,853)	(1,803,802)
Loan originations net of principal collected	(1,787,659)	(3,683,977)
Proceeds from sale of loans	2,105,781	68,447
Proceeds from sale of mortgage servicing rights	-	74,026
Capital expenditures	(72,566)	(73,931)
Proceeds from the sale of other assets	19,064	8,477
Purchases of trading securities	(2,271,433)	-

Net cash used in investing activities	(5,251,197)	(4,408,233)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	100,428	370,191
Net decrease in foreign and brokered deposits	(682,282)	(644,942)
Net increase in funds purchased and other short-term borrowings	1,362,843	498,782
Proceeds from the issuance of long-term debt	-	820
Repayment of long-term debt	(298,456)	(1,857,795)
Proceeds from the issuance of preferred stock	153	-
Proceeds from the exercise of stock options	78,353	65,088
Acquisition of treasury stock	-	(108,623)
Excess tax benefits from stock-based compensation	7,060	14,347
Common and preferred dividends paid	(267,160)	(220,908)

Net cash provided by (used in) financing activities	300,939	(1,883,040)

Net decrease in cash and cash equivalents	(533,981)	(956,826)
Cash and cash equivalents at beginning of period	5,307,745	6,305,606

Cash and cash equivalents at end of period	$4,773,764	5,348,780

Supplemental Disclosures:
Interest paid	$1,314,271	$1,062,015
Income taxes paid	11,857	3,303
Income taxes refunded	(5,766)	(11,520)
Securities transferred from available for sale to trading assets	15,374,452	-
Loans transferred from loans to loans held for sale	4,054,246	-

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of SunTrust Banks, Inc. (“SunTrust” or “the Company”), its majority-owned subsidiaries, and variable interest entities (“VIEs”) where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Results of operations of companies purchased are included from the date of acquisition. Results of operations associated with companies or net assets sold are included through the date of disposition. Assets and liabilities of purchased companies are generally stated at estimated fair values at the date of acquisition. Investments in companies which are not VIEs, or where SunTrust is not the primary beneficiary in a VIE, that the Company owns a voting interest of 20% to 50%, and for which it may have significant influence over operating and financing decisions are accounted for using the equity method of accounting. These investments are included in other assets, and the Company’s proportionate share of income or loss is included in noninterest income.

The consolidated interim financial statements of SunTrust are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Certain reclassifications may be made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006. Except for accounting policies recently adopted as described below, there have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value. Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess for impairment at least quarterly. SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets. Additional disclosures for all separately recognized servicing rights are also required. In accordance with SFAS No. 156, SunTrust is initially measuring servicing rights at fair value and will continue to subsequently amortize its servicing rights based on estimated future net servicing income with at least quarterly assessments for impairment. The Company adopted the provisions of SFAS No. 156 effective January 1, 2007. The adoption did not have a material impact on the Company’s financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited) – Continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should measure fair value when companies are required by US GAAP to use a fair value measure for recognition or disclosure. SFAS No. 157 establishes a common definition of fair value, it establishes a framework for measuring fair value in US GAAP, and it expands disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (i.e., an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price). Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (e.g., a company’s own data). SFAS No. 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings. In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. SFAS No. 157 and SFAS No. 159 are effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. The Company elected to early adopt the provisions of these statements effective January 1, 2007. As a result of adopting SFAS No. 159 and in conjunction with certain business actions, the Company elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: debt, available for sale debt securities, adjustable rate residential mortgage portfolio loans, securitization warehouses and trading assets. The impact of the adoption of SFAS No. 157 was a reduction to opening retained earnings of $10.9 million. The impact of the adoption of SFAS No. 159 was a reduction to opening retained earnings of $388.6 million. See Note 12, “Fair Value” to the Consolidated Financial Statements for additional disclosures.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment resulted in an increase to unrecognized tax benefits of $46.0 million, a reduction to opening retained earnings of $41.9 million, and an increase to goodwill of $4.1 million. Additionally, in connection with its adoption of FIN 48, the Company elected to classify interest and penalties related to unrecognized tax positions as a component of income tax expense.

Notes to Consolidated Financial Statements (Unaudited) – Continued

In July 2006, the FASB issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”). The Internal Revenue Service (“IRS”) has challenged companies on the timing and amount of tax deductions generated by certain leveraged lease transactions, commonly referred to as Lease-In, Lease-Out transactions (“LILOs”) and Sale-In, Lease-Out transactions (“SILOs”). As a result, some companies have settled with the IRS, resulting in a change to the estimated timing of cash flows and income on these types of leases. The Company believes that its tax treatment of certain investments in LILO and SILO leveraged lease transactions is appropriate based on its interpretation of the tax regulations and legal precedents; however, a court or other judicial authority could disagree. FSP FAS 13-2 indicates that a change in the timing or projected timing of the realization of tax benefits on a leveraged lease transaction requires the lessor to recalculate that lease. The Company adopted FSP FAS 13-2 effective January 1, 2007. The one-time after tax reduction to opening retained earnings resulting from adoption was $26.3 million, which will be accreted into income on an effective yield basis over the remaining terms of the affected leases in accordance with FSP FAS 13-2.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The guidance clarifies the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that is not limited to the employee’s active service period and concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee since the postretirement benefit obligation is not effectively settled through the purchase of the endorsement split-dollar life insurance policy. Also, in March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”. This Issue clarifies the accounting for collateral split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and clarifies the accounting for assets related to collateral split-dollar insurance assignment arrangements. This Issue requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee and concluded that an asset should be recognized based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-4 and EITF No. 06-10 are effective for SunTrust beginning January 1, 2008 and any resulting adjustment will be recorded as a change in accounting principle through a cumulative effect adjustment to equity. SunTrust is currently evaluating the impact these Issues will have on its financial position and results of operations.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This Issue clarifies how a company should determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4, and requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered, unless all policies are required to be surrendered as a group. This EITF became effective for the Company on January 1, 2007 and the adoption did not have an impact on its financial position and results of operations.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 2 – Acquisitions/Dispositions

On March 30, 2007 SunTrust merged its wholly-owned subsidiary, Lighthouse Partners, with and into Lighthouse Investment Partners, LLC, the entity that was serving as the sub-advisor to Lighthouse Partners and the Lighthouse Partners’ managed funds. SunTrust holds a minority interest in the combined entity and it also has a revenue sharing arrangement with Lighthouse Investment Partners. This merger resulted in a gain of $32.3 million, which was recorded in the Consolidated Statements of Income as a component of noninterest income. This transaction resulted in a net increase in intangible assets of $24.1 million and a decrease in goodwill of $48.5 million. The merger of these companies that were part of the Wealth and Investment Management line of business, was part of an effort by the Company to simplify its operating structure and better position it for long term success.

On March 12, 2007, SunTrust paid $7.0 million in cash to the former owners of Prime Performance, Inc. (“Prime Performance”), a company acquired by National Commerce Financial Corporation (“NCF”) in March 2004. NCF and its subsidiaries were purchased by SunTrust in October 2004. Payment of the contingent consideration was made pursuant to the original purchase agreement between NCF and the former owners of Prime Performance and was considered a tax-deductible adjustment to goodwill. This payment also fulfilled the Company’s obligations to the former owners of Prime Performance.

On February 23, 2007, SunTrust paid $42.3 million to the former owners of Seix Investment Advisors, Inc. (“Seix”) that was pursuant to the original purchase agreement between SunTrust and Seix and contingent on the performance of Seix. This transaction resulted in $42.3 million of goodwill that is deductible for tax purposes.

On February 13, 2007, SunTrust paid $1.4 million to the former owners of SunAmerica Mortgage (“SunAmerica”) that was pursuant to the original purchase agreement and contingent on the performance of SunAmerica. This transaction resulted in $1.4 million of goodwill that was deductible for tax purposes. On March 10, 2006, SunTrust paid $3.9 million to the former owners of SunAmerica Mortgage (“SunAmerica”) that was contingent on the performance of SunAmerica. This resulted in $3.9 million of goodwill that is deductible for tax purposes.

On January 31, 2007, AMA Holdings, Inc. (“AMA Holdings”), a 100%-owned subsidiary of SunTrust, exercised its right to call 4 minority member owned interests in AMA, LLC, resulting in $0.5 million of goodwill and $0.1 million of other intangibles related to client relationships which were both deductible for tax purposes. On January 28, 2006, AMA Holdings exercised its right to call 98 minority member owned interests in AMA, LLC, resulting in $6.9 million of goodwill and $4.5 million of other intangibles related to client relationships which were both deductible for tax purposes. Effective March 27, 2007, the 1,228 in outstanding member interests were converted into 10 million member interests, a split of 8,141.7975 to one. As of March 31, 2007, AMA Holdings owned 7.5 million member interests of AMA, LLC, and 2.5 million member interests of AMA, LLC were owned by employees. There are 0.6 million employee interests that may be called by AMA Holdings at its discretion, or put to AMA Holdings by the holders of the member interest, in accordance with the member agreement. The remaining 1.9 million employee-owned interests are subject to certain vesting requirements and may be put or called at certain dates in the future, in accordance with the member agreement.

On March 31, 2006, SunTrust sold its 49% interest in First Market Bank, FSB (“First Market”). The sale of its approximately $79 million net investment resulted in a gain of $3.6 million, which was recorded in other income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited) – Continued

On March 30, 2006, SunTrust issued $15.0 million of common stock, or 202,866 shares, and $7.5 million in cash as contingent consideration to the former owners of BancMortgage Financial Corporation, a company acquired by NCF in 2002. NCF and its subsidiaries were purchased by SunTrust in 2004. Payment of the contingent consideration was made pursuant to the original purchase agreement between NCF and BancMortgage and was considered an adjustment to goodwill.

On March 17, 2006, SunTrust acquired 11 Florida Wal-Mart banking branches from Community Bank of Florida (“CBF”), based in Homestead, Florida. The Company acquired approximately $5.1 million in assets and $56.4 million in deposits and related liabilities. The transaction resulted in $1.1 million of other intangible assets which were deductible for tax purposes.

Note 3 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended March 31		% Change
(Dollars in thousands)	2007	2006
Balance at beginning of period	$1,044,521	$1,028,128	1.6
Allowance associated with loans at fair value [1]	(4,100)	-	100.0
Provision for loan losses	56,441	33,403	69.0
Loan charge-offs	(84,947)	(54,266)	56.5
Loan recoveries	22,024	31,982	(31.1)

Balance at end of period	$1,033,939	$1,039,247	(0.5)

1 Amount removed from the allowance for loan losses related to the Company's election to record $4.1 billion of residential mortgages at fair value.

Note 4 – Intangible Assets

Goodwill

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its 2006 annual review as of September 30, 2006, and determined there was no impairment of goodwill as of this date. No events or circumstances have occurred subsequent to the latest evaluation that would more likely than not reduce the fair value of a reporting unit below its carrying value. In the fourth quarter of 2007, the Company will complete its 2007 annual review as of September 30, 2007. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2007 and 2006 are as follows:

Notes to Consolidated Financial Statements (Unaudited) – Continued

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2006	$4,873,158	$1,261,363	$147,470	$247,985	$297,857	$7,335	$6,835,168
NCF purchase adjustments [1]	23,636	3,480	198	571	685	31	28,601
BancMortgage contingent consideration	-	-	-	22,500	-	-	22,500
Purchase of AMA, LLC minority shares	-	-	-	-	6,930	-	6,930
SunAmerica contingent consideration	-	-	-	3,906	-	-	3,906

Balance, March 31, 2006	$4,896,794	$1,264,843	$147,668	$274,962	$305,472	$7,366	$6,897,105

Balance, January 1, 2007	$4,891,473	$1,262,174	$147,469	$274,524	$307,390	$6,830	$6,889,860
Purchase of AMA, LLC minority shares	-	-	-	-	513	-	513
SunAmerica contingent consideration	-	-	-	1,368	-	-	1,368
Prime Performance contingent consideration	7,034	-	-	-	-	-	7,034
Seix contingent consideration	-	-	-	-	42,287	-	42,287
Sale upon merger of Lighthouse Partners	-	-	-	-	(48,474)	-	(48,474)
FIN 48 adoption adjustment	-	-	-	-	-	4,135	4,135

Balance, March 31, 2007	$4,898,507	$1,262,174	$147,469	$275,892	$301,716	$10,965	$6,896,723

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

Mortgage Servicing Rights (“MSRs”)

MSRs represent the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of the MSRs asset is based upon the estimated future net cash flows from servicing mortgage loans and is highly dependent upon service fees and the assumed prepayment speed of the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs assets for the potential impairment risk; however, it does employ a business strategy using the natural counter-cyclicality of servicing and production to mitigate earnings volatility, and may employ other financial instruments, including economic hedges, to manage the performance of the business. As of March 31, 2007 and December 31, 2006 the estimated fair values of MSRs were $1.3 billion and $1.1 billion, respectively. Contractually specified mortgage servicing fees and late fees earned for the three months ended March 31, 2007 and 2006 were $74.1 million and $62.1 million, respectively. These amounts are reported in the mortgage servicing related income line item on the Consolidated Statements of Income.

In the first quarter of 2007, SunTrust adopted SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140” which requires that MSRs be valued at fair value at inception. The adoption did not have a material impact on the Company’s results of operation or financial position.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Other Intangible Assets

The changes in the carrying amounts of other intangible assets for the three months ended March 31, 2007 and 2006 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2006	$324,743	$657,604	$140,620	$1,122,967
Amortization	(22,545)	(43,984)	(4,700)	(71,229)
Servicing rights originated	-	127,209	-	127,209
Community Bank of Florida branch acquisition	1,085	-	-	1,085
Reclass investment to trading assets	-	-	(1,050)	(1,050)
Purchase of AMA, LLC minority shares	-	-	4,473	4,473
Sale/securitization of mortgage servicing rights	-	(59,992)	-	(59,992)

Balance, March 31, 2006	$303,283	$680,837	$139,343	$1,123,463

Balance, January 1, 2007	$241,614	$810,509	$129,861	$1,181,984
Amortization	(18,785)	(41,359)	(4,758)	(64,902)
Servicing rights originated	-	152,105	-	152,105
Intangible assets obtained from sale upon merger of Lighthouse Partners, net	-	-	24,142	24,142
Purchase of AMA, LLC minority shares	-	-	128	128

Balance, March 31, 2007	$222,829	$921,255	$149,373	$1,293,457

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the full year 2007 and the subsequent years is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
Full year 2007	$68,959	$26,926	$95,885
2008	53,616	22,103	75,719
2009	36,529	16,358	52,887
2010	28,781	12,880	41,661
2011	22,552	9,906	32,458
Thereafter	31,177	65,958	97,135

Total	$241,614	$154,131	$395,745

Note 5 – Securitizations

The Company sells and securitizes student loans, residential mortgages, commercial loans, as well as debt securities. Interests that continue to be held by the Company in securitized assets, including debt securities but excluding servicing assets, if any, are recorded as securities available for sale or trading assets at their allocated carrying amounts based on the relative fair value at time of securitization for transactions closed prior to January 1, 2007 and at fair value for those closed thereafter. Interests that continue to be held by the Company are subsequently carried at fair value or amortized cost. Gains or losses upon securitization as well as certain servicing fees and collateral management fees are recorded in noninterest income.

Notes to Consolidated Financial Statements (Unaudited) – Continued

In March 2007, the Company sold commercial mortgage loans to a securitization transaction in exchange for net proceeds of $195.7 million. A pre-tax gain of $2.1 million was recognized as a result of the transaction.

The following table represents a summary of the 2007 and 2006 securitization activity where the Company holds a retained interest at March 31, 2007.

(Dollars in millions) Securitized	Net Proceeds	Fair Value of Interests Held by the Company at March 31, 2007	Classified As

Commercial loans and bonds	$820.5	$18.6	Trading Asset
Debt securities	472.6	1.4	Trading Asset
Mortgage loans	496.5	1.1	Available for Sale
Student loans	750.1	19.8	Trading Asset
Commercial loans	234.4	3.7	Trading Asset

Note 6 - Earnings per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 0.7 million and 0.3 million related to stock options for the periods ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three months ended March 31, 2007 and 2006 is included in the following table:

	Three Months Ended March 31
(In thousands, except per share data)	2007	2006
Diluted
Net income	$521,296	$531,527
Preferred stock dividends	7,363	-

Net income available to common shareholders	$513,933	$531,527

Average basic common shares	353,448	359,934
Effect of dilutive securities:
Stock options	2,830	2,140
Performance and restricted stock	936	1,363

Average diluted common shares	357,214	363,437

Earnings per average common share - diluted	$1.44	$1.46

Basic
Net income	$521,296	$531,527
Preferred stock dividends	7,363	-

Net income available to common shareholders	$513,933	$531,527

Average basic common shares	353,448	359,934

Earnings per average common share - basic	$1.45	$1.48

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 7 - Income Taxes

SunTrust adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $46.0 million, with offsetting adjustments to equity and goodwill. As of March 31, 2007, the Company’s cumulative unrecognized tax benefits amounted to $336.3 million, including $42.3 million of interest on an after-tax basis. The Company classifies interest related to unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. Of the total unrecognized tax benefits, $274.5 million would affect the Company’s effective tax rate, if recognized, and the remaining $61.8 million of unrecognized tax benefits would impact goodwill, if recognized. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions; however, the Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the next twelve months. The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 2001 have been examined and the returns for tax years 1997 through 2001 are pending resolution at the Internal Revenue Service Appeals Division. The Company’s 2002 through 2004 Federal income tax returns are currently under examination by the Internal Revenue Service. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 8 – Employee Benefit Plans

Stock Based Compensation

The Company provides stock-based awards through the SunTrust Banks, Inc. 2004 Stock Plan (“Stock Plan”) under which the Compensation Committee (“Committee”) has the authority to grant Stock Options, Restricted Stock, and Performance-based Restricted Stock (“Performance Stock”) to key employees of the Company. Under the 2004 Stock Plan, a total of 14 million shares of common stock is authorized and reserved for issuance, of which no more than 2.8 million shares may be issued as Restricted Stock. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest over three years and generally have a maximum contractual life of ten years and upon option exercise, shares are issued to employees from treasury stock.

Shares of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more objective employment, performance or other grant conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Plan. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on the awarded but unvested Restricted Stock, and participants may exercise voting privileges on such shares.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model that uses assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock, using daily price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. The expected dividend yield is based on recent dividend history, given that yields are reasonably stable. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

The weighted average fair values of options granted during the first quarter of 2007 and 2006 were $16.75 and $16.53 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	2007	2006

Expected dividend yield	3.01%	3.18%
Expected stock price volatility	20.08	25.76
Risk-free interest rate (weighted average)	4.70	4.51
Expected life of options	6 years	6 years

Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, January 1, 2007	18,680,710	$14.56 - 83.74	$64.39	1,870,604	$60,487	$57.12
Granted	715,284	85.06 - 85.06	85.06	894,744	76,107	85.06
Exercised/vested	(1,215,835)	14.56 - 76.50	61.61	(144,972)	-	21.83
Cancelled/expired/forfeited	(96,949)	32.76 - 73.40	72.52	(103,418)	(5,546)	53.64
Amortization of compensation element of performance and restricted stock	-	-	-	-	(5,853)	-

Balance, March 31, 2007	18,083,210	$ 14.56 -$ 85.06	$65.35	2,516,958	$125,195	$69.23

Exercisable, March 31, 2007	13,160,532		$61.95

Available for Additional Grant, March 31, 2007 [1]	8,189,379

[1]	Includes 0.9 million shares available to be issued as Restricted Stock.

The following table presents information on stock options by ranges of exercise price at March 31, 2007:

(Dollars in thousands except per share data)
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at March 31, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$14.56 to $ 49.46	918,028	$43.00	4.16	$36,755	918,028	$43.00	4.16	$36,755
$49.47 to $ 64.57	6,950,942	56.40	4.73	185,184	6,950,942	56.40	4.73	184,184
$64.58 to $ 85.06	10,214,240	73.45	6.52	99,365	5,291,562	72.53	4.88	55,609

	18,083,210	$65.35	5.72	$321,304	13,160,532	$61.95	4.75	$276,548

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 was $28.2 million. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $23.5 million. Total fair value of performance and restricted shares vested was $3.1 million and $13.1 million, net of tax, for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $154.4 million in unrecognized stock-based compensation expense related to nonvested stock options, performance and restricted stock, which is expected to be recognized over a weighted average period of 2.57 years.

Notes to Consolidated Financial Statements (Unaudited) – Continued

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Stock-based compensation expense:
Stock options	$4,928	$6,229
Performance and restricted stock	5,853	2,411

Total stock-based compensation expense	$10,781	$8,640

The recognized tax benefit amounted to $4.1 million and $3.3 million for the three months ended March 31, 2007 and 2006, respectively.

Retirement Plans

On February 13, 2007, the Retirement Benefits plans, Supplemental Benefits plans and the Postretirement Welfare plans were amended. The effective date for changes impacting the Retirement Benefits plans and the Supplemental Benefits plans is January 1, 2008. The effective date for changes impacting the Postretirement Welfare plans is January 1, 2010.

Retirement Plan participants who are Company employees as of December 31, 2007 (“Affected Participants”) will cease to accrue additional benefits under the existing pension benefit formula after that date and all their accrued benefits will be frozen. Beginning January 1, 2008, Affected Participants who have fewer than 20 years of service and future participants will accrue future pension benefits under a cash balance formula that provides compensation and interest credits to a Personal Pension Account. Affected Participants with 20 or more years of service as of December 31, 2007 will be given the opportunity to choose between continuing a traditional pension benefit accrual under a reduced formula or participating in the new Personal Pension Account. Effective January 1, 2008, the vesting schedule will also change from the current 5-year cliff to a 3-year cliff for participants employed by the Company on and after that date.

The NCF Retirement Plan was amended to completely freeze benefits for those Affected Participants who do not elect, or are not eligible to elect, the traditional pension benefit formula in the SunTrust Retirement Plan.

The SunTrust Supplemental Executive Retirement Plan (“SERP”), was amended to change the benefit formula for future service accruals. Current participants in the SunTrust SERP will continue to earn future accruals under a reduced final average earnings formula. All future participants and ERISA Excess Plan participants will accrue benefits under benefit formulas that mirror the revised benefit formulas in the SunTrust Retirement Plan.

The Postretirement Welfare Plan was amended to discontinue its subsidy of medical coverage for retirees under age 65 unless such retirees have attained at least age 55 with 10 years of service before January 1, 2010.

The adoption of these amendments required a remeasurement under SFAS No. 87 and SFAS No. 106. The Retirement Benefits plans, Supplemental Benefits plans and Postretirement Welfare plans were remeasured on February 13, 2007. For purposes of valuing the Retirement Benefits plans and Supplemental Benefits plans, it was assumed that all employees eligible to choose the reduced final average pay formula would do so.

Notes to Consolidated Financial Statements (Unaudited) – Continued

As of February 13, 2007, all plans impacted by plan amendments were remeasured using the following discount rates:

•	6.00% for the SunTrust Retirement Plan,
•	5.90% for the NCF Retirement Plan,
•	5.91% for the SunTrust SERP and Excess Plan,
•	5.85% for the Crestar SERP and Excess Plan and
•	5.80% for the Postretirement Welfare Plans.

No remeasurement was required for the NCF SERP since the benefit changes did not impact this plan. All other assumptions and methods used in the February 13, 2007 remeasurement were consistent with those used as of December 31, 2006.

The impact of the plan changes and remeasurement on net periodic benefit cost for the first quarter and the impact on the plans’ obligations were:

	For the Three Months Ended March 31, 2007
(Dollars in millions)	Impact to Net Period Benefit Cost	Reduction in Benefit Obligation
Retirement Benefit Plans	($4.9)	5.8%
Supplemental Benefits Plans	(0.3)	3.3
Postretirement Welfare Plans	11.5	3.3

Effective January 1, 2008, the Company’s matching contribution under the 401(k) plan will be increased to 100% of the first 5% of eligible pay that a participant elects to defer to the 401(k) plan.

SunTrust did not contribute to either of its noncontributory qualified retirement plans in the first quarter of 2007. The expected long-term rate of return on plan assets is 8.5% for 2007.

Anticipated employer contributions/benefit payments for 2007 are $15.5 million for the Supplemental Retirement Benefit plans. For the first quarter of 2007, the actual contributions/benefit payments totaled $3.1 million.

SunTrust contributed $0.1 million to the Postretirement Welfare Plan in the first quarter of 2007. The expected long-term rate of return on plan assets is 7.5% for 2007.

Notes to Consolidated Financial Statements (Unaudited) – Continued

	Three Months Ended March 31
	2007			2006
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$17,419	$516	$487	$18,308	$547	$780
Interest cost	26,136	1,691	2,837	25,219	1,742	2,728
Expected return on plan assets	(45,423)	-	(2,041)	(40,367)	-	(2,031)
Amortization of prior service cost	(1,897)	787	(196)	(120)	883	-
Recognized net actuarial loss	7,977	886	2,965	13,687	1,350	2,478
Amortization of initial transition obligation	-	-	280	-	-	580
Partial settlement	60	-	-	312	54	-
Curtailment charge	-	-	11,586	-	-	-

Net periodic benefit cost	$4,272	$3,880	$15,918	$17,039	$4,576	$4,535

Note 9 - Variable Interest Entities

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

In a prior period, Three Pillars issued a subordinated note to a third party. According to the debt agreement, the holder absorbs the majority of Three Pillars’ expected losses. Therefore, the subordinated note investor is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of March 31, 2007 and December 31, 2006, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $5.4 billion consisting primarily of secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $6.9 million and $5.9 million for the quarters ended March 31, 2007 and 2006, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of letters of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

As of March 31, 2007, off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $8.2 billion and $702.2 million, respectively, compared to $8.0 billion and $697.8 million, respectively, as of December 31, 2006. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company has significant variable interests in certain other securitization vehicles that are variable interest entities (“VIEs”) that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At March 31, 2007, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.3 billion compared to $2.2 billion at December 31, 2006. At March 31, 2007, the Company’s maximum exposure to loss related to these VIEs was approximately $30.3 million, which represents the Company’s investment in preference shares, compared to $32.2 million as of December 31, 2006.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these limited partner investments. Partnership assets of approximately $741.7 million and $756.9 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at March 31, 2007 and December 31, 2006, respectively. The Company’s maximum exposure to loss for these limited partner investments totaled $311.9 million and $330.6 million at March 31, 2007 and December 31, 2006, respectively. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

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

Note 10 - Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of March 31, 2007, which have characteristics as specified by FIN 45.

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

As of March 31, 2007 and December 31, 2006, the maximum potential amount of the Company’s obligation was $12.4 billion and $12.9 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $105.2 million and $104.8 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2007 and December 31, 2006, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable.

Loan Sales

SunTrust Mortgage, Inc. (“STM”) originates consumer residential mortgage loans, which are sold to outside investors in the normal course of business. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM maintains a liability for estimated losses on mortgage loans that may be repurchased due to general representations and warranties or purchasers’ rights under early payment default provisions. As of March 31, 2007 and December 31, 2006, $21.6 million and $13.0 million, respectively were accrued for these repurchases.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $32.7 million and $82.8 million as of March 31, 2007 and December 31, 2006, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions the Company currently has no amounts recorded for these guarantees as of March 31, 2007. If required, these contingent payments would be payable within the next two years.

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

Notes to Consolidated Financial Statements (Unaudited) – Continued

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures is guaranteed to have a liquidation value equal to the sum of the issue price, $350.0 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of March 31, 2007 and December 31, 2006, $550.7 million and $538.7 million were accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance.

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their clients’ securities transactions and to hold clients’ accounts. Under their respective agreements, STIS and STCM agree to indemnify the clearing broker for losses that result from a client’s failure to fulfill their contractual obligations. Because the clearing broker’s right to charge STIS and STCM has no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse through cash or securities held in the defaulting clients’ accounts. For the three months ended March 31, 2007 and March 31, 2006, respectively, SunTrust experienced minimal net losses as a result of the indemnity. The clearing agreements for STIS and STCM expire in May 2010.

The Company has guarantees associated with credit derivatives, an agreement in which the buyer of protection pays a premium to the seller of the credit derivatives for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The maximum guarantee outstanding as of March 31, 2007 and December 31, 2006 was $313.4 million and $345.6 million, respectively. As of March 31, 2007, the maximum guarantee amounts expire as follows: $5.0 million in 2007, $87.0 million in 2008, $34.8 million in 2009, $74.8 million in 2010, $48.0 million in 2011, and $63.8 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. There were no cash payments made during 2006 or in the first quarter ended March 31, 2007. In addition, there are certain purchased credit derivative contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company.

SunTrust Community Development Corporation (“CDC”), a SunTrust subsidiary, obtains state and federal tax credits through the construction and development of low income housing properties. CDC or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of March 31, 2007, the CDC had completed six tax credit sales containing guarantee provisions stating that the CDC will make payment to the outside investors if the tax credits become ineligible. The CDC also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. The maximum potential amount that the CDC could be obligated to pay under these guarantees is $37.0 million; however, the CDC can seek recourse against the general partner. Additionally, the CDC can seek reimbursement from cash flow and residual values of the underlying low income housing properties provided that the properties retain value. As of March 31, 2007 and December 31, 2006, $14.7 million and $15.3 million was accrued, respectively, representing the remainder of tax credits to be delivered.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 11 - Concentrations of Credit Risk

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk (whether on or off-balance sheet) arising from financial instruments can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain regions of the country. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2007, the Company had $44.3 billion in residential real estate loans and home equity lines, representing 37.9% of total loans, and an additional $19.7 billion in commitments to extend credit on such loans. At December 31, 2006, the Company had $47.9 billion in residential real estate loans and home equity lines, representing 39.5% of total loans, and an additional $19.0 billion in commitments to extend credit on such loans. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans, which comprised approximately 49% and 37% of loans secured by residential real estate at March 31, 2007 and December 31, 2006, respectively. The risk in each loan type is mitigated and controlled by managing the timing of payment shock, private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $691.3 million and $693.1 million as of March 31, 2007 and December 31, 2006, respectively.

Note 12 - Fair Value

As discussed in Note 1, “Accounting Policies”, to the Consolidated Financial Statements, SunTrust decided to early adopt the recently issued fair value accounting standards SFAS No. 157 and SFAS No. 159. Shortly after the issuance of SFAS No. 157 in September 2006, the Company began identifying positions that would be impacted by the provisions of SFAS No. 157. In connection with the evaluation of SFAS No. 157, the Company also evaluated the draft provisions of SFAS No. 159. Generally, SunTrust supports the elective use of fair value of financial instruments, as evidenced by its early adoption in 2006 of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No.133 and No. 140.” In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. The objectives of the new fair value standards align very closely with the Company’s recent balance sheet management strategies.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Subsequent to the final issuance of SFAS No. 159 on February 15, 2007, the Company re-evaluated the provisions of SFAS No. 159 and the potential impacts of SFAS No. 157. In addition to the impact of SFAS No. 159 alleviating the burdens of fair value hedge accounting on its debt, the Company also evaluated other potential impacts of the final provisions of SFAS No. 159 related to its recently formulated asset/liability strategies that specifically related to the investment and loan portfolios. The ability to record at fair value certain financial assets and financial liabilities resulted in the Company accelerating the deployment of the various asset/liability strategies that it had been evaluating during the first quarter. After an analysis of the potential impacts of these standards and discussions with the Board of Directors, the Company decided in late March to early adopt both SFAS No. 157 and SFAS No. 159. The aggregate impact to the first quarter due to early adopting these standards, including the related economic hedges, was a $60.8 million benefit to pre-tax income. The adoption of SFAS No. 157 and SFAS No. 159 had no impact on the Company’s effective tax rate.

In conjunction with adopting SFAS No. 159 effective January 1, 2007, the Company elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: debt, available for sale debt securities, adjustable rate residential mortgage portfolio loans, securitization warehouses and trading assets.

The following is a description of each asset and liability class for which fair value was elected, including the specific reasons for electing fair value and the strategies for managing the assets and liabilities on a fair value basis.

Fair Value Adoption Impact – Fixed Rate Debt

The debt that the Company elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This population specifically included $3.5 billion of fixed-rate Federal Home Loan Bank (“FHLB”) advances and $3.3 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. The reduction to opening retained earnings from recording the debt at fair value was $197.2 million. This move to fair value introduces potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding; however, the Company continues to evaluate all of its options including terminating the swaps and/or tendering for the debt, and replacing the debt with new debt which the Company will evaluate carrying at fair value.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Fair Value Adoption Impact – Available for Sale Securities

The available for sale debt securities that were transferred to trading were substantially all of the debt securities within specific assets classes, whether the securities were valued at an unrealized loss or unrealized gain. The Company elected to reclassify approximately $15.4 billion of securities to trading at January 1, 2007, as well as an additional $600 million of purchases of similar assets that occurred during the first quarter. The reduction to opening retained earnings related to classifying the $15.4 billion of securities to trading was $147.4 million. The Company’s entire securities portfolio is of high credit quality, such that the opening retained earnings adjustment was not significantly impacted by the deterioration of credit risk embedded in the assets but rather due to interest rates. This net unrealized loss was already reflected in accumulated other comprehensive income and, therefore, was required to be reclassified to retained earnings, resulting in no net impact to total shareholders’ equity.

The Company elected to move these available for sale securities to trading securities in order to be able to more actively trade a more significant portion of its investment portfolio and reduce the overall size of the available for sale portfolio. In determining the assets to be sold, the Company considered economic factors, such as yield and duration, in relation to its balance sheet strategy for the securities portfolio. In evaluating its total available for sale portfolio of approximately $23 billion at January 1, 2007, the Company determined that approximately $3 billion of securities were not available or were not practical to be fair valued under SFAS No. 159, as these securities had matured or been called during the quarter, were subject to business restrictions, were privately placed or had nominal principal amounts. Approximately $5 billion of securities aligned with the Company’s recent balance sheet strategy, due to the nature of the assets (such as 30-year fixed rate MBS, 10/1 ARMs, floating rate ABS and municipals); therefore, the securities continued to be classified as available for sale. These securities yield over 5.6%, have a duration over 4.0%, and were in a $6.7 million net unrealized gain position as of January 1, 2007. The remaining $15 billion of securities, which included hybrid ARMs, CMBS, CMO and MBS (excluding those classes of mortgage-backed securities that remained classified as securities available for sale), yield approximately 4.5% and have a duration under 3.0%. The approximate $600 million of securities that were purchased in the first quarter and originally classified as available for sale were similar to, or the same as, the securities reclassified to trading on January 1, 2007 upon adoption of SFAS No. 159; accordingly, the Company reclassified these securities to trading pursuant to the provisions of SFAS No. 159.

In connection with the Company’s decision to early adopt SFAS No. 159, and prior to March 31, 2007, the Company purchased approximately $1.7 billion of treasury bills, which were classified as trading securities, and approximately $3.2 billion of 30-year fixed rate MBS, which were classified as securities available for sale. The Company entered into approximately $13.5 billion of interest rate derivatives to mitigate the fair value volatility of the available for sale securities that had been reclassified to trading. Finally, as part of its asset/liability strategies, the Company executed an additional $7.5 billion notional receive-fixed interest rate swaps that were designated as cash flow hedges under SFAS No. 133 on floating rate commercial loans.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Subsequent to March 31, 2007, the Company sold substantially all of the $16.0 billion in securities transferred to trading at prices that, in the aggregate and including the hedging gains and losses, approximated the fair values of the securities at March 31, 2007, and terminated the interest rate derivatives it entered into as hedges of the fair value volatility on the portion of the trading assets that were sold. The Company made additional purchases of approximately $5.3 billion of treasury bills classified as trading and approximately $1.6 billion of 30-year fixed-rate MBS classified as securities available for sale. The 30-year fixed-rate MBS that were purchased in March and April, 2007 were a similar asset type to the securities that remained classified as available for sale. These securities yield over 5.5% and have a duration over 4.5%. The net effect of this series of transactions was an approximate $10.7 billion reduction in the size of the Company’s available for sale portfolio, an approximate $7.0 billion increase in the size of the Company’s trading portfolio, a material change in the mix of assets in the portfolio, and a significant shift in the asset/liability strategy related to the portfolio.

Fair Value Adoption Impact – Mortgage Loans

The Company also elected to carry $4.1 billion of prime quality, mid-term adjustable rate, highly commoditized, conforming agency and non-agency conforming residential mortgage portfolio loans at fair value as of January 1, 2007 and transferred these loans to held for sale at fair value at the end of the first quarter. These loans were all performing loans and virtually all had not been past due 30 days or more over the prior 12 month period. The reduction to opening retained earnings related to these loans was $44.2 million, which was net of a $4.1 million reduction in the allowance for loan losses related to these loans. In order to moderate the growth of earning assets, the Company decided in the second quarter of 2006 to no longer portfolio new originations of these types of loans, but had not undertaken plans to sell or securitize any of these portfolio loans. In connection with the final issuance of SFAS No. 159, the Company evaluated the composition of the mortgage loan portfolio, particularly in light of its plans to no longer hold the above mentioned mortgage loans in its portfolio, as well as its expectation to begin to record at fair value substantially all newly-originated mortgage loans held for sale in the second quarter of 2007. In addition, the Company reviewed certain business restrictions on loans that are held by real estate investment trusts (“REITs”). Based on this evaluation, the Company elected to record $4.1 billion of mortgage loans at fair value. The loans that the Company elected to move to fair value were not owned by a REIT and had a weighted average coupon rate of approximately 4.94%. In connection with recording these loans at fair value, the Company entered into hedging activities to mitigate the earnings volatility from changes in the loans’ fair value. The Company intends to sell these loans on either a whole loan or securitization basis during the remainder of 2007, consistent with its strategies for similar loans currently in its held for sale portfolio and future originations that are expected to be carried at fair value.

Fair Value Adoption Impact – Securitization and Trading Assets

As part of its securitization and trading activities, the Company often warehouses assets prior to sale or securitization, retains interests in securitizations, and maintains a portfolio of loans that it trades in the secondary market. At January 1, 2007, the Company transferred to trading assets approximately $600 million of loans, substantially all of which were purchased from the market for the purpose of sales into securitizations, which were previously classified as loans held for sale. In addition, the Company owns approximately $9 million of residual interests from securitizations that were previously classified as securities available for sale, which were transferred to trading assets. Pursuant to the provisions of SFAS No. 159, the Company elected to carry warehoused and trading loans at fair value in order to align the economics with the hedges that the Company typically executes on certain of these loans and to reclassify its residual interests to trading assets, consistent with other residual positions the Company owns.

Notes to Consolidated Financial Statements (Unaudited) – Continued

As a result of electing to record these financial assets and financial liabilities at fair value pursuant to the provisions of SFAS No. 159 (fair value option, “FVO”) as of January 1, 2007, the Company recorded the following to opening retained earnings:

(Dollars in thousands)	As of January 1, 2007 prior to Adoption	Net Decrease to Retained Earnings upon Adoption	As of January 1, 2007 after Adoption of FVO

Securities	$15,383,938	($231,211)	$15,152,727
Loans	4,068,101	(71,950)	3,996,151
Long-term debt	(6,561,954)	(315,685)	(6,877,639)

Pretax cumulative effect of adopting fair value option		(618,846)
Increase in deferred tax asset		230,242

Cumulative effect of adopting fair value option		($388,604)

The most significant financial impacts of adopting the provisions of SFAS No. 157 related to valuing mortgage loans held for sale and the recording of the valuation of mortgage loan commitments (related to loans intended to be held for sale) that are derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149. Under SFAS No. 157, the fair value of a closed loan includes the embedded cash flows that are ultimately realized as servicing value either through retention of the servicing asset or through the sale of a loan on a servicing released basis. The valuation of loan commitments includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan (“pull-through rates”). These pull-through rates are based on the Company’s historical data, which is a significant unobservable assumption. Prior accounting requirements under EITF 02-03, “Accounting for Contracts involved in Energy Trading and Risk Managements Activities,” precluded the recognition of any day 1 gains and losses if fair value was not based on market observable data. Rather, these deferred gains and losses were recognized when the rate lock expired or when the underlying loan was ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of these day one gains and losses. During the first quarter, the Company recognized a $38.0 million reduction to the mortgage production related income due to the acceleration of these day one losses previously deferred. As a result of adopting SFAS No. 157, the Company recorded a $10.9 million reduction to opening retained earnings.

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available for sale and trading securities, loans held for sale (both on a lower of cost or market basis and pursuant to SFAS No. 133 hedge accounting) and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Examples of these non-recurring uses of fair value include mortgage servicing rights, goodwill, and long-lived assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

The significant majority of the fair value amounts included in current period earnings resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This result is reflective of the Company’s overall risk management views and business initiatives, such that products with significant unobservable data inputs (i.e., Level 3) are not prevalent in the Company’s balance sheet management strategies.

The most significant instruments that the Company fair values include securities, derivative instruments, debt, and loans, almost all of which fall into Level 2 in the fair value hierarchy. Other than derivative instruments, the majority of the securities in the Company’s trading and available for sale portfolios, along with the publicly issued debt and loans are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. Further, the Company has developed an internal, independent price verification function that performs testing on valuations received from third parties. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustments to record. These valuation adjustments were not significant to the first quarter of 2007. The principal market for loans carried at fair value is either based on the securities market or the whole loan market, depending on the characteristics of the loan, with pricing based on independent market quotations. Debt that the Company has fair valued is priced based on observable market data in the institutional markets.

The Company’s Level 1 and Level 3 instruments are not significant when compared to the population of Level 2 instruments. Level 1 instruments are those assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts. Level 3 instruments are those assets or liabilities for which significant valuation assumptions are not readily observable in the market. These Level 3 instruments are valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

Notes to Consolidated Financial Statements (Unaudited) – Continued

For loan products and issued liabilities that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, as required by SFAS No. 157, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. As none of the loans carried at fair value are on non accrual status, are past due or have other characteristics that would be attributable to borrower-specific credit risk, the Company does not ascribe any significant fair value changes to instrument-specific credit risk. Further, the allowance for loan losses that was removed due to electing to carry certain mortgage loans at fair value did not include any specific credit reserves for those loans. However, when estimating the fair value of its loans, interest rates and general conditions in the principal markets for the loans (including securitization, whole loan and agency markets) are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk. For its fixed rate debt, the Company estimated credit spreads over Treasury rates, based on trading levels of its debt in the market during the first quarter. Based on this methodology, the Company estimates that it recognized a $8.4 million gain due to its own credit as part of the total change in the fair value of its fixed rate public debt.

The following table presents financial assets and financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2007, Using			Changes in Fair Values for the 3-month Period Ended March 31, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Fair Value Measurements March 31, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Trading assets	$21,545,502	$2,377,086	$19,086,576	$81,840	$71,236	$-	$71,236
Securities available for sale	13,163,036	2,706,003	9,744,578	712,455	-	-	-
Loans held for sale	4,033,083	-	4,033,083	-	-	(4,125)	(4,125)
Brokered deposits	(229,884)	-	(229,884)	-	1,729	-	1,729
Trading liabilities	(1,642,958)	(420,491)	(1,222,467)	-	-	-	-
Long-term debt	(6,896,790)	-	(6,896,790)	-	(19,150)	-	(19,150)
Other liabilities	(21,134)	-	-	(21,134)	-	-	-

[1]    Changes in Fair Value for the three-month period ended March 31, 2007 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the three months ended March 31, 2007, the change in fair value related to accrued interest income on loans held for sale was an increase of $362 thousand and the change in fair value related to accrued interest expense on brokered deposits and long-term debt was an increase of $1.6 million and $24.9 million, respectively.

As of March 31, 2007, approximately $118.9 million of leases held for sale were included in loans held for sale in the Consolidated Balance Sheets and are not eligible for fair value election under SFAS No. 159.

Notes to Consolidated Financial Statements (Unaudited) – Continued

SunTrust used significant unobservable inputs (Level 3) to fair-value certain trading assets, securities available for sale and other liabilities as of March 31, 2007. The trading securities are residual interests that the Company retained from certain securitization transactions. The significant assumptions that are not observable in the market, due to illiquidity and the uniqueness of the asset classes, relate to prepayment speeds, discount rates and credit spreads. Available for sale securities consist of instruments that are not readily marketable and may only be redeemed with the issuer at par. The Company classifies interest rate lock commitments on residential mortgage loans, which are derivatives under SFAS No. 133, within other liabilities or other assets. The fair value of these commitments, while based in part, on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These pull-through rates are based on the Company’s historical data and reflect an estimate of the likelihood of a commitment that will ultimately result in a closed loan.

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs

(Dollars in thousands)	Trading Assets	Securities Available for Sale	Other Liabilities

Beginning balance January 1, 2007	$24,393	$734,633	($29,633)
Total gains or losses (realized/unrealized):
Included in earnings	(4,406)	-	8,499
Included in other comprehensive income	-	430	-
Purchases and issuances	61,853	453	(84,005)
Settlements	-	(23,061)	64,505
Expirations	-	-	19,500
Transfers in and/or out of Level 3	-	-	-

Ending balance March 31, 2007	$81,840	$712,455	($21,134)

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the March 31, 2007.	($4,406)	$ -	($21,134)

For the trading assets and other liabilities fair-valued using Level 3 inputs, the realized and unrealized gains and losses included in earnings for the three months ended March 31, 2007 are reported in trading account profits and commissions and mortgage production related income as follows:

	Trading Account Profits and Commissions	Mortgage Production Related Income

Total change in earnings for the three months ended March 31, 2007	($4,406)	$8,499

Change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2007	($4,406)	($21,134)

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans, brokered deposits, and long-term debt instruments for which the fair value option has been elected. For loans held for sale for which the fair value option has been elected, the table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Notes to Consolidated Financial Statements (Unaudited) – Continued

(Dollars in thousands)	Aggregate Fair Value March 31, 2007	Aggregate Unpaid Principal Balance under FVO March 31, 2007	Difference

Trading assets	$1,518,002	$1,463,880	$54,122
Loans held for sale	4,033,083	4,095,303	(62,220)
Past due loans of 90 days or more	-	-	-
Nonaccrual loans	-	-	-
Brokered deposits	(229,884)	(231,870)	1,986
Long-term debt	(6,896,790)	(6,816,750)	(80,040)

Note 13 - Business Segment Reporting

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

Corporate and Investment Banking provides advisory services, debt and equity capital raising solutions, financial risk management capabilities, and debt and equity sales and trading for clients as well as traditional lending, leasing, treasury management services and institutional investment management to middle and large corporate clients.

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (brokerage and individual wealth management), Asset Management Advisors and Institutional Investment Management and Administration. On March 30, 2007 SunTrust merged its wholly-owned subsidiary, Lighthouse Partners, into Lighthouse Investment Partners, LLC, a third party entity that was serving as the sub-advisor to the Lighthouse Funds, in exchange for a minority interest in Lighthouse Investment Partners, LLC and a revenue sharing agreement. The sale of the business, which was part of the Wealth and Investment Management line of business, was part of an effort by the Company to simplify its operating structure and better position it for long term success.

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

Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The Company continues to augment its internal management reporting methodologies. Currently, the lines of business’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provides an enhanced view of analyzing the line of business’ financial performance. The internal allocations include the following: match maturity funds transfer pricing and a fully taxable-equivalent (“FTE”) gross-up on tax exempt loans and securities to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Income tax expense is calculated based on a marginal income tax rate which reflects the impact of various income tax adjustments and credits that are unique to each business segment.

Future enhancements to line of business segment profitability reporting are expected to include the attribution of economic capital and the use of a provision for loan losses that uses a combination of net charge-offs and expected loss in lieu of net charge-offs. Currently, for credit related costs of the lines of business, the Company uses net charge-offs as an estimate of the provision for loan losses. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period and will update historical results. The tables below disclose selected financial information for SunTrust’s reportable segments for the periods ended March 31, 2007 and 2006:

Notes to Consolidated Financial Statements (Unaudited) – Continued

	Three Months Ended March 31, 2007
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,682,682	$35,335,127	$23,900,418	$44,266,820	$9,064,485	$29,387,517	$1,869,320	$181,506,369
Average total liabilities	70,152,585	18,897,368	8,265,567	2,281,797	10,422,735	53,843,890	(77,957)	163,785,985
Average total equity	-	-	-	-	-	-	17,720,384	17,720,384

Net interest income	$576,261	$219,073	$42,223	$130,679	$89,074	($42,025)	$149,274	$1,164,559
Fully taxable-equivalent adjustment (FTE)	36	9,828	9,650	-	16	4,184	(1)	23,713

Net interest income (FTE)[1]	576,297	228,901	51,873	130,679	89,090	(37,841)	149,273	1,188,272
Provision for loan losses[2]	44,986	2,945	2,263	10,209	1,059	1,463	(6,484)	56,441

Net interest income after provision for loan losses	531,311	225,956	49,610	120,470	88,031	(39,304)	155,757	1,131,831
Noninterest income	258,962	70,611	145,367	38,481	284,499	84,925	(3,939)	878,906
Noninterest expense	536,604	169,699	126,160	152,585	266,350	(11,483)	(3,918)	1,235,997

Net income before taxes	253,669	126,868	68,817	6,366	106,180	57,104	155,736	774,740
Provision for income taxes[3]	92,354	28,710	25,449	(1,101)	38,787	10,333	58,912	253,444

Net income	$161,315	$98,158	$43,368	$7,467	$67,393	$46,771	$96,824	$521,296

	Three Months Ended March 31, 2006
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,495,669	$34,050,022	$23,246,273	$39,573,175	$8,895,037	$30,947,325	$2,410,782	$177,618,283
Average total liabilities	68,048,902	17,996,963	9,860,827	1,741,208	9,575,075	53,319,015	24,488	160,566,478
Average total equity	-	-	-	-	-	-	17,051,805	17,051,805

Net interest income	$575,432	$226,540	$60,781	$148,836	$89,963	($24,485)	$101,974	$1,179,041
Fully taxable-equivalent adjustment (FTE)	22	10,073	6,498	-	16	3,729	-	20,338

Net interest income (FTE)[1]	575,454	236,613	67,279	148,836	89,979	(20,756)	101,974	1,199,379
Provision for loan losses[2]	19,718	(1,097)	(395)	2,872	192	994	11,119	33,403

Net interest income after provision for loan losses	555,736	237,710	67,674	145,964	89,787	(21,750)	90,855	1,165,976
Noninterest income	257,513	70,664	156,094	120,346	238,312	13,070	(4,493)	851,506
Noninterest expense	538,333	172,186	131,095	145,902	253,420	(10,489)	(3,956)	1,226,491

Total contribution before taxes	274,916	136,188	92,673	120,408	74,679	1,809	90,318	790,991
Provision for income taxes[3]	100,542	33,179	34,376	42,772	27,662	(12,957)	33,890	259,464

Net income	$174,374	$103,009	$58,297	$77,636	$47,017	$14,766	$56,428	$531,527

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the lines of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 14 – Accumulated Other Comprehensive Income

(Dollars in thousands)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
Accumulated Other Comprehensive Income, Net
Accumulated other comprehensive income, January 1, 2006	$1,513,050	($574,959)	$938,091
Unrealized net losses on securities	(84,540)	32,125	(52,415)
Unrealized net gains on derivatives	5,315	(2,020)	3,295
Change related to employee benefit plans	1,329	(505)	824
Reclassification adjustment for realized gains and losses on securities	5,650	(2,147)	3,503
Reclassification adjustment for realized gains and losses on derivatives	1,713	(651)	1,062

Accumulated other comprehensive income, March 31, 2006	$1,442,517	($548,157)	$894,360

Accumulated other comprehensive income, January 1, 2007	$1,398,409	($472,460)	$925,949
Unrealized net gains on securities	2,983	(1,134)	1,849
Unrealized net gains on derivatives	10,392	(3,949)	6,443
Change related to employee benefit plans	46,597	(17,707)	28,890
Adoption of SFAS No. 159	237,700	(90,326)	147,374
Pension plan changes and resulting remeasurement	128,560	(48,853)	79,707
Reclassification adjustment for realized gains and losses on securities	(3,986)	1,515	(2,471)
Reclassification adjustment for realized gains and losses on derivatives	(4,056)	1,541	(2,515)

Accumulated other comprehensive income, March 31, 2007	$1,816,599	($631,373)	$1,185,226

The components of accumulated other comprehensive income at March 31 were as follows:

(Dollars in thousands)		2007	2006
Unrealized gain on available for sale securities		$1,449,340	$922,905
Unrealized gain/(loss) on derivative financial instruments		22,824	(12,982)
Employee benefit plans		(286,938)	(15,563)

Total accumulated other comprehensive income		$1,185,226	$894,360

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operates under five business segments. These business segments are: Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services. As of March 31, 2007, SunTrust had 1,691 full-service branches, including 353 in-store branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,543 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the first quarter of 2007 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2006 Annual Report found on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2007 presentation. In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratios are presented on a fully taxable-equivalent (“FTE”) basis, and the ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

The Company presents a return on average realized common shareholders’ equity, as well as a return on average common shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains/losses and a return on average total assets (“ROA”). The return on average realized common shareholders’ equity and return on average assets less net unrealized securities gains/losses exclude realized securities gains and losses, The Coca-Cola Company dividend, and net unrealized securities gains. Due to its ownership of approximately 48 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.3 billion as of March 31, 2007, the Company believes ROA and ROE excluding these impacts from the Company’s securities available for sale portfolio is the more comparative performance measure when being evaluated against other companies. SunTrust presents a tangible efficiency ratio and a tangible equity to tangible assets ratio which exclude the cost of and the other effects of intangible assets resulting from merger and acquisition (“M&A”) activity. The Company provides reconcilements on pages 39 through 40 for all non-US GAAP measures.

The information in this report may contain forward-looking statements. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.”

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

Forward-looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the Company’s 2006 Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q (at Part II, Item 1A). Those factors include: changes in general business or economic conditions, including customers’ ability to repay debt obligations, could have a material adverse effect on our financial condition and results of operations; our trading assets and financial instruments carried at fair value expose the Company to certain market risks; changes in market interest rates or capital markets could adversely affect our revenues and expenses, the values of assets and obligations, costs of capital , or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; significant changes in securities markets or markets for commercial or residential real estate could harm our revenues and profitability; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; customers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking, which subjects us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business; we rely on other companies for key components of our business infrastructure; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenues, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing profit margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries accounts for most of our revenues and could affect our liquidity and ability to pay dividends; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel without whom our operations may suffer; we may be unable to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and methods are key to how we report financial condition and results of operations, and may require management to make estimates about matters that are uncertain; our stock price can be volatile; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; and our disclosure controls and procedures may fail to prevent or detect all errors or acts of fraud.

EARNINGS OVERVIEW

SunTrust reported net income available to common shareholders of $513.9 million for the first quarter of 2007, a decrease of $17.6 million, or 3.3%, compared to the same period of the prior year. Diluted earnings per average common share were $1.44 and $1.46 for the three months ended March 31, 2007 and 2006, respectively.

Fully taxable-equivalent net interest income was $1,188.3 million for the first quarter of 2007, a decrease of $11.1 million or 0.9%, from the first quarter of 2006. The decrease in net interest income was primarily the result of the rapid increase in short-term funding costs driven by an 80 basis point increase in the average Fed funds rate compared to the first quarter of 2006, as well as a shift in deposit mix to higher cost products, specifically certificates of deposit. This also resulted in the net interest margin decreasing 10 basis points from 3.12% in the first quarter of 2006 to 3.02% in the first quarter of 2007. The adoption of SFAS No. 159 positively impacted net interest income by approximately $22.0 million and the net interest margin by 6 basis points in the first quarter of 2007. This resulted from derivatives previously designated as fair value hedges of fixed-rate debt under SFAS No. 133 being accounted for as economic hedges.

Provision for loan losses was $56.4 million in the first quarter of 2007, an increase of $23.0 million, or 69.0%, from the same period of the prior year. The provision for loan losses was $6.5 million less than net charge-offs of $62.9 million for the first quarter of 2007 resulting in a corresponding decrease to the allowance for loan and lease losses (“ALLL”). The decrease in the ALLL was mainly attributable to a decrease in loans resulting from the Company’s balance sheet management strategies. Annualized net charge-offs to average loans were 0.21% for the first quarter of 2007 compared to 0.08% for the same period last year. The first quarter of 2006 was a historically low quarter for net charge-offs and the year over year increase reflects the trend toward normalization of charge-off levels.

Noninterest income increased $27.4 million, or 3.2%, from the first quarter of 2006. The primary drivers of this increase were increases in trading account profits and commissions and retail investment services, as well as the $32.3 million gain on sale upon the merger of Lighthouse Partners, LLC. During the first quarter of 2007, the Company adopted the fair value standards SFAS No. 157 and SFAS No. 159, which had a positive impact of $81.0 million (including the related economic hedges) on trading income, but a negative impact of $42.2 million on mortgage production related income. In addition, mortgage servicing income decreased $9.3 million, mainly due to the $24.4 million gain on sale of excess servicing rights in the first quarter of 2006, which was not replicated in 2007.

Total noninterest expense was $1,236.0 million for the first quarter of 2007, an increase of $9.5 million, or 0.8%, from the same period of the prior year. The slight increase was due to implementation costs related to the Company’s E2 Efficiency and Productivity initiatives.

Selected Quarterly Financial Data	Table 1

	Three Months Ended March 31
(Dollars in millions, except per share data) (Unaudited)	2007	2006
Summary of Operations
Interest, fees and dividend income	$2,528.0	$2,278.7
Interest expense	1,363.5	1,099.7

Net interest income	1,164.5	1,179.0
Provision for loan losses	56.4	33.4

Net interest income after provision for loan losses	1,108.1	1,145.6
Noninterest income	878.9	851.5
Noninterest expense	1,236.0	1,226.5

Income before provision for income taxes	751.0	770.6
Provision for income taxes	229.7	239.1

Net income	521.3	531.5
Preferred stock dividends	7.4	-

Net income available to common shareholders	$513.9	$531.5

Net interest income-FTE	$1,188.3	$1,199.4
Total revenue - FTE	2,067.2	2,050.9

Net income per average common share
Diluted	$1.44	$1.46
Basic	1.45	1.48
Dividends paid per average common share	0.73	0.61
Book value	49.00	47.22
Market price:
High	87.43	76.75
Low	80.76	69.68
Close	83.04	72.76

Selected Average Balances
Total assets	$181,506.4	$177,618.3
Earning assets	159,473.6	155,742.9
Loans	121,514.9	116,262.3
Consumer and commercial deposits	97,792.3	95,292.4
Brokered and foreign deposits	26,714.1	24,651.7
Total shareholders’ equity	17,720.4	17,051.8

Average common shares - diluted (thousands)	357,214	363,437
Average common shares - basic (thousands)	353,448	359,934

Financial Ratios (Annualized)
Return on average total assets	1.16%	1.21%
Return on average assets less net unrealized securities gains	1.15	1.19
Return on average common shareholders’ equity	12.10	12.64
Return on average realized common shareholders’ equity	12.54	13.06
Net interest margin	3.02	3.12
Efficiency ratio	59.79	59.80
Tangible efficiency ratio	58.65	58.47
Tangible equity to tangible assets	5.97	5.72
Total average shareholders’ equity to average assets	9.76	9.60

Capital Adequacy
Tier 1 capital ratio	7.60%	7.26%
Total capital ratio	10.94	10.88
Tier 1 leverage ratio	7.24	6.71

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended March 31
(Dollars in millions, except per share data) (Unaudited)	2007	2006
Reconcilement of Non US GAAP Financial Measures
Net income	$521.3	$531.5
Securities (gains)/losses, net of tax	-	(0.1)

Net income excluding net securities (gains)/losses	521.3	531.4
The Coca-Cola Company dividend, net of tax	(14.6)	(13.3)

Net income excluding net securities (gains)/losses and The Coca-Cola Company dividend	506.7	518.1
Preferred stock dividends	7.4	-

Net income available to common shareholders excluding net securities (gains)/losses and The Coca-Cola Company dividend	$499.3	$518.1

Efficiency ratio [3]	59.79%	59.80%
Impact of excluding amortization of intangible assets	(1.14)	(1.33)

Tangible efficiency ratio [4]	58.65%	58.47%

Total average assets	$181,506.4	$177,618.3
Average net unrealized securities gains	(2,305.3)	(1,612.8)

Average assets less net unrealized securities gains	$179,201.1	$176,005.5

Total average common shareholders’ equity	$17,220.4	$17,051.8
Average accumulated other comprehensive income	(1,074.5)	(963.7)

Total average realized common shareholders’ equity	$16,145.9	$16,088.1

Return on average total assets	1.16%	1.21%
Impact of excluding net realized and unrealized securities (gains)/losses and The Coca-Cola Company dividend	(0.01)	(0.02)

Return on average total assets less net unrealized securities gains [1]	1.15%	1.19%

Return on average common shareholders’ equity	12.10%	12.64%
Impact of excluding net realized and unrealized securities (gains)/losses and The Coca-Cola Company dividend	0.44	0.42

Return on average realized common shareholders’ equity [2]	12.54%	13.06%

Net interest income	$1,164.6	$1,179.0
FTE adjustment	23.7	20.4

Net interest income - FTE	1,188.3	1,199.4
Noninterest income	878.9	851.5

Total revenue - FTE	$2,067.2	$2,050.9

Selected Quarterly Financial Data, continued	Table 1

	As of March 31
(Dollars in millions) (Unaudited)	2007	2006
Total shareholders' equity	$17,968.5	$17,157.5
Goodwill	(6,896.7)	(6,897.1)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,293.5)	(1,123.5)
Mortgage servicing rights	921.3	680.8

Tangible equity	$10,699.6	$9,817.7

Total assets	$186,384.8	$178,876.5
Goodwill	(6,896.7)	(6,897.1)
Other intangible assets including MSRs	(1,293.5)	(1,123.5)
Mortgage servicing rights	921.3	680.8

Tangible assets	$179,115.9	$171,536.7

Tangible equity to tangible assets	5.97%	5.72%

[1]Computed by dividing annualized net income, excluding tax effected net securities gains/losses and The Coca-Cola Company dividend, by average assets less net unrealized gains/losses on securities.

[2]Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and The Coca-Cola Company dividend, by average realized common shareholders' equity.

[3]Computed by dividing noninterest expense by total revenue - FTE. The efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

[4]SunTrust presents a tangible efficiency ratio which excludes the cost of intangible assets. The Company believes this measure is useful to investors because, by removing the effect of intangible asset costs (the level of which may vary from company to company) it allows investors to more easily compare the Company’s efficiency to other companies in the industry. This measure is utilized by management to assess the efficiency of the Company and its lines of business.

CONSOLIDATED FINANCIAL PERFORMANCE

Financial Assets and Liabilities Carried at Fair Value

Adoption of Fair Value Accounting Standards

During the first quarter of 2007, the Company evaluated the provisions of the recently issued fair value accounting standards, SFAS Nos. 157 and 159. SFAS No. 157 clarifies how to measure fair value when such measurement is otherwise required by US GAAP, and SFAS No. 159 provides companies with the option to elect to carry specific financial assets and financial liabilities at fair value. While the provisions of SFAS No. 157 establish clearer and more consistent criteria for measuring fair value, the primary objective of SFAS No. 159 is to expand the use of fair value in US GAAP, with the focus on eligible financial assets and financial liabilities. As a means to expand the use of fair value, SFAS No. 159 allows companies to avoid some of the complexities of SFAS No. 133 and more closely align the economics of their business with their results of operations without having to explain a mixed attribute accounting model. Based on the Company’s evaluation of these standards and its balance sheet management strategies and objectives, the Company decided to early adopt these fair value standards. The following is a synopsis of the Company’s thought process regarding how to apply SFAS No. 159 to its business:

•

The prolonged and unprecedented inversion in the yield curve and continued shift in deposit mix to higher cost products during the first quarter resulted in further compression in net interest income and further exacerbated the need for the Company to alter the size and construct of its balance sheet (i.e., smaller loan and securities portfolios and larger trading assets).

•	Recording financial assets and liabilities at fair value aligns with the Company’s active management of its balance sheet in relation to varying market conditions.

•

The accounting provisions of SFAS No. 159 permit the Company to record selected financial assets and financial liabilities at fair value and recognize changes in fair value through earnings, allowing for more active hedging and/or trading of those assets and liabilities.

•

Upon electing to record certain financial assets and financial liabilities at fair value and simultaneously hedging the changes in fair value, the Company was able to mitigate a significant amount of potential earnings volatility from changes in fair value.

•

The financial assets or financial liabilities the Company elected to record at fair value were entire classes of similar assets or liabilities that the Company decided to actively hedge and/or trade. The Company continues to evaluate new originations of eligible financial instruments to determine if it should elect to record these assets or liabilities at fair value. The Company expects to make further fair value elections in the future when such elections align with its balance sheet management strategies.

•

The Company chose to sell entire classes of assets transferred to fair value, as it determined that it was no longer desirable to hold these assets on its balance sheet, and used the proceeds to either reduce wholesale funding or replaced these assets with a significantly different mix of assets, resulting in a balance sheet composition that the Company expects will improve SunTrust’s financial performance and reduce its earnings volatility especially pertaining to net interest income.

The following discussion elaborates on the Company’s rationale for electing to record certain financial assets and financial liabilities at fair value, as well as provides relevant balance sheet and earnings information for those assets and liabilities carried at fair value. See Note 12, “Fair Value,” in the Notes to the Consolidated Financial Statements for more information.

The economic environment since early 2006 has created financial challenges for financial institutions, specifically constraining the ability to grow net interest income. The flat to inverted yield curve has persisted for an unprecedented length of time compressing the interest spread on earning assets. In addition, the general market environment has constrained customer deposit growth, as customers shifted deposits into alternative investments and/or higher rate deposit products, accentuating the pressure on net interest margin. Average earning assets increased 8.0% in 2006 compared to 2005 and the average yield increased 92 basis points, while average customer deposits increased 4.1% in 2006 and the average rate on interest bearing customer deposits increased 106 basis points. The increase in deposits was entirely in higher cost time deposits, increasing 34.4%, while all other deposit products decreased 4.1%. Of particular note, average demand deposits declined 4.1% compared to 2005. The incremental earning asset growth not supported by customer deposits resulted in a 55.4% increase in wholesale deposits, with an average rate in 2006 of approximately 5%, which was more than 150 basis points higher than the average rate in 2005. All of the above dynamics resulted in a 17 basis point decline in net interest margin during 2006.

In order to respond to the reduction in net interest margin, the Company began employing tactical asset/liability management strategies beginning in the second quarter of 2006 that focused on moderating balance sheet growth. These strategies involved moderately downsizing the Company’s loan and securities portfolios, focusing on lower yielding assets and reducing reliance on higher rate wholesale deposits. The Company executed several specific transactions in 2006 that included the sale or securitization of $1.8 billion of residential real estate loans and $2.1 billion of student loans. The Company elected to warehouse, and subsequently sell, residential real estate loans in the secondary market that in the past had been placed in portfolio. Additionally, the Company sold $4.4 billion of shorter-term securities, primarily mortgage-backed and agency securities, with a 3.6% average yield and reinvested approximately $2.4 billion in longer-term securities with a 5.6% average yield. This combination of transactions caused a $2.0 billion reduction in the securities portfolio in the third and fourth quarters of 2006. Finally, the Company executed $1.5 billion notional amount receive-fixed interest rate swaps, which were designated as cash flow hedges under SFAS No. 133 on commercial loans, to extend the duration of the balance sheet and improve the overall earning asset yield.

The Company also restructured aspects of its capital in the third and fourth quarters of 2006, reducing its cost of capital while strengthening its Tier 1 capital position. These capital restructuring initiatives contributed to the Company’s “well capitalized” status, as its Tier 1 capital increased to 7.72%, as of December 31, 2006, up 71 basis points from the prior year end.

The persistent challenging economic environment, exacerbated by an uncertain outlook for meaningful improvement, intensified in 2007 resulting in additional pressure on net interest income. Consequently, the Company reduced the size of its balance sheet through a structured asset sale of approximately $2 billion of lower yielding, large corporate loans and also executed an additional $1.1 billion notional receive-fixed interest rate swaps on floating rate commercial loans. More significantly, the Company completed a comprehensive review of its securities and loan portfolios, whereby it analyzed a variety of the portfolios’ characteristics, including absolute size, overall liquidity and customer collateral needs, credit and interest rate exposure, security type, and Tier 1 capital consumption. As a result, the Company determined that it would be advantageous to significantly reduce the overall size of its securities and loan portfolios, as well as to modify its asset/liability strategies to (i) reduce the amount of securities with credit exposure, (ii) increase the use of short-term government securities to satisfy collateral demand from customer deposits, (iii) shift the investment portfolio to securities that have a lower risk weighting to consume less Tier 1 capital, (iv) increase the use of derivatives to manage duration and overall interest rate risk, and (v) significantly reduce the size of the available for sale securities portfolio and significantly increase the size of the trading securities portfolio.

As discussed in Note 1, “Accounting Policies,” to the Consolidated Financial Statements, the Company decided to early adopt the recently issued fair value accounting standards SFAS No. 157 and SFAS No. 159. Shortly after the issuance of SFAS No. 157 in September 2006, the Company began identifying positions that would be impacted by the provisions of SFAS No. 157. In connection with the evaluation of SFAS No. 157, the Company also evaluated the draft provisions of SFAS No. 159. Generally, SunTrust supports the elective use of fair value of financial instruments, as evidenced by its early adoption in 2006 of SFAS No. 155. In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. The objectives of the new fair value standards align closely with the Company’s recent balance sheet management strategies.

Subsequent to the final issuance of SFAS No. 159 on February 15, 2007, the Company re-evaluated the provisions of SFAS No. 159 and the potential impacts of SFAS No. 157. In addition to the impact of SFAS No. 159 alleviating the burdens of fair value hedge accounting on its debt, the Company also evaluated other potential impacts of the final provisions of SFAS No. 159 related to its recently formulated asset/liability strategies, specifically related to the investment and loan portfolios. The ability to hedge and record at fair value certain financial assets and liabilities resulted in the Company accelerating the deployment of the various asset/liability strategies that it had been evaluating during the first quarter. After an analysis of the potential impacts of these standards and discussions with the Company’s Board of Directors (the “Board”), the Company decided in late March to early adopt both SFAS No. 157 and SFAS No. 159. The aggregate impact to the first quarter due to early adopting these standards, including the related economic hedges, was a $60.8 million benefit to pre-tax income. In connection with the ordinary annual year-end review of the Company’s performance, the Compensation Committee of the Board of Directors will evaluate the impacts SFAS No. 157 and SFAS No. 159 had on the Company’s annual financial results.

The most significant financial impacts of adopting the provisions of SFAS No. 157 related to valuing mortgage loans held for sale and the recording of the valuation of mortgage loan commitments (related to loans intended to be held for sale) that are derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149. Under SFAS No. 157, the fair value of a closed loan includes the embedded cash flows that are ultimately realized as servicing value either through retention of the servicing asset or through the sale of a loan on a servicing released basis. The valuation of loan commitments includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan. These pull-through rates are based on the Company’s historical data, which is a significant unobservable assumption. Prior accounting requirements under EITF 02-03, “Accounting for Contracts involved in Energy Trading and Risk Managements Activities,” precluded the recognition of any day one gains and losses if fair value was not based on market observable data. Rather, these deferred gains and losses were recognized when the rate lock expired or when the underlying loan was ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of these day one gains and losses. During the first quarter, the Company recognized a $38.0 million reduction to mortgage production related income due to the acceleration of these day one losses previously deferred. As a result of adopting SFAS No. 157, the Company recorded a $10.9 million reduction to opening retained earnings.

In conjunction with adopting SFAS No. 159, the Company elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: debt, available for sale debt securities, adjustable rate residential mortgage portfolio loans, securitization warehouses and trading assets. In addition, the Company continues to evaluate and prepare for electing to carry at fair value all newly-originated mortgage loans held for sale, which is consistent with its decision to record certain mortgage portfolio loans at fair value. When ultimately elected, carrying these loans at fair value will significantly simplify the hedge accounting requirements and potentially reduce non-economic earnings volatility.

As a result of recording these financial assets and liabilities at fair value as of January 1, 2007, in accordance with SFAS No. 157 and SFAS No. 159, the Company recorded in earnings in the first quarter of 2007 changes in these instruments’ fair values, as well as changes in fair value of any associated derivatives which would have otherwise been carried at fair value through earnings. The following table reflects the impact to opening retained earnings as a result of electing to carry these financial assets and financial liabilities at fair value as well as the impact to first quarter earnings from changes in fair value:

Fair Value Financial Statement Impact	Table 2

	For the three months ended March 31, 2007

	Increase/(Decrease)
(Dollars in thousands) (Unaudited)	January 1, 2007 Retained Earnings	Net Interest Income	Trading Account Profits and Commissions	Mortgage Production Related Income

Fixed rate debt	($197,165)	$-	($19,150)	$-
Related hedges	-	21,965	13,062	-

Total	(197,165)	21,965	(6,088)	-

Investment securities	(147,374)	-	71,855	-
Related hedges	-	-	14,812	-

Total	(147,374)	-	86,667	-

Mortgage loans	(44,197)	-	-	(5,971)
Related hedges	-	-	1,063	-

Total	(44,197)	-	1,063	(5,971)

Securitization and trading assets	132	-	(619)	1,846

Mortgage loan commitments[1]	(10,943)	-	-	(38,038)

	($399,547)	$21,965	$81,023	($42,163)

[1]	These amounts relate to the early adoption of SFAS No. 157.

Upon electing to carry these assets and liabilities at fair value, the Company began to economically hedge and/or trade these assets or liabilities in order to manage the instrument’s fair value volatility and economic value. The following is a description of each asset and liability class for which fair value was elected, including the specific reasons for electing fair value and the strategies for managing the assets and liabilities on a fair value basis.

Fair Value Adoption Impact - Fixed Rate Debt

The debt that the Company elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133. This population specifically included $3.5 billion of fixed-rate FHLB advances and $3.3 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming hedge accounting requirements of SFAS No. 133. The reduction to opening retained earnings from recording the debt at fair value was $197.2 million. This move to fair value introduces potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. The Company estimates that a one basis point change in its market-based credit spread results in approximately a $1.8 million change in the fair value of the publicly–issued debt. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding; however, the Company continues to evaluate all of its options including terminating the swaps and/or tendering for the debt, and replacing the debt with new debt which the Company will evaluate carrying at fair value.

Fair Value Adoption Impact - Available for Sale Securities

The available for sale debt securities that were transferred to trading were substantially all of the debt securities within specific asset classes, whether the securities were valued at an unrealized loss or unrealized gain. The Company elected to reclassify approximately $15.4 billion of securities to trading at January 1, 2007, as well as an additional $600 million of purchases of similar assets that occurred during the first quarter. The reduction to opening retained earnings related to classifying the $15.4 billion of securities to trading was $147.4 million. The Company’s entire securities portfolio is of high credit quality, such that the opening retained earnings adjustment was not significantly impacted by the deterioration of credit risk embedded in the assets but rather due to interest rates. This net unrealized loss was already reflected in accumulated other comprehensive income and was required to be reclassified to retained earnings, resulting in no net impact to total shareholders’ equity.

The Company elected to move these available for sale securities to trading securities in order to be able to more actively trade a more significant portion of its investment portfolio and reduce the overall size of the available for sale portfolio. In determining the assets to be sold, the Company considered economic factors, such as yield and duration, in relation to its balance sheet strategy for the securities portfolio. In evaluating debt securities within its total available for sale portfolio of approximately $23 billion at January 1, 2007, the Company determined that approximately $3 billion of securities were not available or were impractical to be fair valued under SFAS No. 159, as these securities had matured or been called during the quarter, were subject to business restrictions, were privately placed or had nominal principal amounts. Approximately $5 billion of securities aligned with the Company’s recent balance sheet strategies, due to the nature of the assets (such as 30-year fixed rate MBS, 10/1 ARMs, floating rate ABS and municipals); therefore, the securities continued to be classified as available for sale. These securities yield over 5.6%, have a duration over 4.0%, and were in a $6.7 million net unrealized gain position as of January 1, 2007. The remaining $15 billion of securities, which included hybrid ARMs, CMBS, CMO and MBS (excluding those classes of mortgage-backed securities that remained classified as securities available for sale), yielded approximately 4.5% and have a duration under 3.0%. The approximate $600 million of securities that were purchased in the first quarter and originally classified as available for sale were similar to, or the same as, the securities reclassified to trading on January 1, 2007 upon adoption of SFAS No. 159; accordingly, the Company reclassified these securities to trading pursuant to the provisions of SFAS No. 159.

In connection with the Company’s decision to early adopt SFAS No. 159 and prior to March 31, 2007, the Company purchased approximately $1.7 billion of treasury bills, which were classified as trading securities, and approximately $3.2 billion of 30-year fixed-rate MBS, which were classified as securities available for sale. The Company entered into approximately $13.5 billion of interest rate derivatives to mitigate the fair value volatility of the available for sale securities that had been reclassified to trading. Prior to entering into these derivatives the Company estimated that a one basis point change in interest rates would have resulted in approximately a $4.2 million change in the fair value of the securities transferred to trading. Finally, as part of its asset/liability strategies, the Company executed an additional $7.5 billion notional receive-fixed interest rate swaps that were designated as cash flow hedges under SFAS No. 133 on floating rate commercial loans.

Subsequent to March 31, 2007, the Company sold substantially all of the $16.0 billion in securities transferred to trading at prices that, in the aggregate and including the hedging gains and losses, approximated the fair values of the securities at March 31, 2007, and terminated the interest rate derivatives it entered into as hedges of the fair value volatility on the portion of the trading assets that were sold. The Company made additional purchases of approximately $5.3 billion of treasury bills classified as trading and approximately $1.6 billion of 30-year fixed-rate MBS classified as securities available for sale. The 30-year fixed-rate MBS that were purchased in March and April, 2007 were a similar asset type to the securities that remained classified as available for sale. These securities yield over 5.5% and have a duration over 4.5%. The net effect of this series of transactions was an approximate $10.7 billion reduction in the size of the Company’s available for sale portfolio, an approximate $7.0 billion increase in the size of the Company’s trading portfolio, a material change in the mix of assets in the portfolio, and a significant shift in the asset/liability management strategy related to the portfolio.

Fair Value Adoption Impact - Mortgage Loans

The Company also elected to carry $4.1 billion of prime quality, mid-term adjustable rate, highly commoditized, conforming agency and non-agency conforming residential mortgage portfolio loans at fair value as of January 1, 2007 and transferred these loans to held for sale at fair value at the end of the first quarter. These loans were all performing loans and virtually all had not been past due 30 days or more over the prior 12 month period. The reduction to opening retained earnings related to these loans was $44.2 million, which was net of a $4.1 million reduction in the allowance for loan losses related to these loans. In order to moderate the growth of earning assets, the Company decided in the second quarter of 2006 to no longer portfolio new originations of these types of loans, but had not undertaken plans to sell or securitize any of these portfolio loans. In connection with the final issuance of SFAS No. 159, the Company evaluated the composition of the mortgage loan portfolio, particularly in light of its plans to no longer hold the above mentioned mortgage loans in its portfolio, as well as its expectation to begin to record at fair value substantially all newly-originated mortgage loans held for sale in the second quarter of 2007. In addition, the Company reviewed certain business restrictions on loans that are held by real estate investment trusts (“REITs”). Based on this evaluation, the Company elected to record $4.1 billion of mortgage loans at fair value. The loans that the Company elected to move to fair value were not owned by a REIT and had a weighted average coupon rate of approximately 4.94%. In connection with recording these loans at fair value, the Company entered into hedging activities to mitigate the earnings volatility from changes in the loans’ fair value. The Company estimates that a one basis point change in interest rates would result in approximately a $0.4 million change in fair value of the loans transferred to fair value. The Company intends to sell these loans on either a whole loan or securitization basis during the remainder of 2007, consistent with its strategies for similar loans currently in its held for sale portfolio and future originations that are expected to be carried at fair value.

Fair Value Adoption Impact - Securitization and Trading Assets

As part of its securitization and trading activities, the Company often warehouses assets prior to sale or securitization, retains interests in securitizations, and maintains a portfolio of loans that it trades in the secondary market. At January 1, 2007, the Company transferred to trading assets approximately $600 million of loans, substantially all of which were purchased from the market for the purpose of sales into securitizations that were previously classified as loans held for sale. In addition, the Company owns approximately $9 million of residual interests from securitizations that were previously classified as securities available for sale, which were transferred to trading assets. Pursuant to the provisions of SFAS No. 159, the Company elected to carry warehoused and trading loans at fair value in order to align the economics with the hedges that the Company typically executes on certain of these loans and to reclassify its residual interests to trading assets, consistent with other residual positions the Company owns.

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. As discussed above, during the first quarter of 2007, the Company transferred $16.0 billion in available for sale debt securities to trading assets in connection with its adoption of SFAS No. 157 and SFAS No. 159.

The average yield for the first quarter of 2007 improved to 6.44% compared to 4.77% in the first quarter of 2006 and 5.12% in the fourth quarter of 2006. The portfolio’s effective duration increased to 4.6 as of March 31, 2007 from 3.1 as of December 31, 2006. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in interest rates, taking into consideration embedded options. An effective duration of 4.6 suggests an expected price change of 4.6% for a one percent instantaneous change in interest rates. The increase in duration was primarily the result of retaining longer duration securities in the available for sale category. The fair value of the securities available for sale portfolio was $13.2 billion as of March 31, 2007, a decrease of $11.9 billion, or 47.6% from December 31, 2006 primarily due to the transfer of securities to trading as part of the Company’s overall asset/liability management strategies. Net securities gains were immaterial in the first three months of 2007. The current mix of securities as of March 31, 2007 and December 31, 2006 is shown in Table 3 below. The Company reviews all of its securities with unrealized losses for other-than-temporary impairment at least quarterly. As a result of these reviews in the first quarter of 2007, the Company determined that no impairment charges were deemed necessary this quarter. The carrying value of the available for sale investment portfolio reflected $2.3 billion in net unrealized gains as of March 31, 2007, nearly entirely represented by a $2.3 billion unrealized gain on the Company’s investment in common stock of The Coca-Cola Company.

Securities Available for Sale	Table 3

	March 31, 2007		December 31, 2006
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$234.2	$232.2	$1,608.0	$1,600.5
States and political subdivisions	1,050.7	1,058.9	1,032.3	1,041.1
Asset-backed securities	310.7	311.8	1,128.0	1,112.3
Mortgage-backed securities	8,097.3	8,105.8	17,337.3	17,130.9
Corporate bonds	36.7	36.5	468.9	462.8
Common stock of The Coca-Cola Company	0.1	2,312.8	0.1	2,324.8
Other securities[1]	1,099.4	1,105.0	1,423.8	1,429.3

Total securities available for sale	$10,829.1	$13,163.0	$22,998.4	$25,101.7

[1]	Includes $706.8 million and $729.4 million as of March 31, 2007 and December 31, 2006, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

Trading Assets and Liabilities

The increase in the fair value of trading assets from $2.8 billion at December 31, 2006 to $21.5 billion at March 31, 2007 was primarily related to the transfer of approximately $16.0 billion in securities which were previously classified as available for sale as part of the Company’s overall balance sheet management strategies. The decision to reclassify certain securities to trading assets was determined based on the characteristics of the security. The considerations included significantly altering the mix of the portfolio’s assets, reducing credit-related exposure, and reducing low-yielding assets, while maintaining the overall balance sheet duration target. Substantially all of the following security types were reclassified to trading assets: treasury notes, agency debentures, fixed-rate asset-backed securities, corporate bonds, and mortgage-backed securities (except for longer duration adjustable-rate and fixed-rate pass-through securities). To manage the market risk on these trading assets, the Company entered into certain derivative transactions near the end of the first quarter to hedge a substantial portion of the market volatility. Subsequent to quarter-end, most of the $16.0 billion of trading assets had been sold and the corresponding hedges had been terminated. Approximately $7.0 billion of shorter duration trading securities, namely treasury bills, have been purchased to satisfy customer collateral requirements and to reduce the amount of potential market volatility. The Company intends to maintain an active trading portfolio carried at fair value for balance sheet management purposes and will manage the potential market volatility of these securities with appropriate duration and/or hedging strategies.

As a result of adopting SFAS No. 157 and SFAS No.159, SunTrust elected to reclassify approximately $15.4 billion of available for sale securities to trading assets at January 1, 2007, as well as $600 million of similar assets purchased during the first quarter. A gain of $86.7 million, including the related economic hedges, was recorded in trading account profits and commissions as a result of classifying these securities as trading. The trading assets and liabilities at March 31, 2007 and December 31, 2006 were as follows:

Trading Assets and Liabilities	Table 4

(Dollars in millions) (Unaudited)	March 31 2007	December 31 2006

Trading Assets
U.S. government and agency securities	$4,065	$838
Corporate and other debt securities	1,640	409
Equity securities	2	2
Mortgage-backed securities	12,896	141
Derivative contracts	968	1,064
Municipal securities	261	293
Commercial paper	372	30
Securitization warehouses	1,228	-
Other securities	114	-

Total trading assets	$21,546	$2,777

Trading Liabilities
U.S. government and agency securities	$375	$383
Corporate and other debt securities	19	-
Equity securities	9	-
Mortgage-backed securities	44	-
Derivative contracts	1,138	1,251
Other securities	58	-

Total trading liabilities	$1,643	$1,634

Net Interest Income/Margin

Fully taxable-equivalent net interest income was $1,188.3 million for the first quarter of 2007, a decrease of $11.1 million or 0.9%, from the first quarter of 2006. The decrease in net interest income was primarily the result of the rapid increase in short-term funding costs, as well as, the migration of customer deposits to higher cost products from lower cost products. This has resulted in the average rate paid on interest bearing liabilities increasing 65 basis points while the average rate earned on earning assets increased only 50 basis points, resulting in a 15 basis point decline in interest rate spread. The growth in average earning assets, which increased $3.7 million or 2.4%, from the first quarter of 2006, was funded with higher cost deposits and wholesale funding, resulting in interest rate spread compression.

The net interest margin decreased 10 basis points from 3.12% in the first quarter of 2006 to 3.02% in the first quarter of 2007 due to spread compression from the rapid rise in short-term funding costs and a shift in deposit mix to higher cost products. While both short-term and long-term interest rates have risen for the last year, the yield curve has flattened considerably. The Federal Reserve Bank Fed Funds rate averaged 5.26% for the first quarter of 2007, an increase of 80 basis points over the first quarter 2006 average, and one-month LIBOR increased 64 basis points to average 5.32% in the first quarter 2007. In contrast, the five-year swap rate averaged 5.08%, an increase of 5 basis points over the first quarter 2006 average, and the ten-year swap rate increased 11 basis points over the same time period to an average rate of 5.20%.

Average consumer and commercial deposits increased $2.5 billion, or 2.6%, compared to the first quarter of 2006 with the increase primarily driven by a $5.5 billion increase in higher cost certificates of deposits while all other deposit products declined a total of $3.0 billion including a $2.0 billion, or 8.2%, decline in demand deposits. The Company continues to take steps to obtain alternative lower costs funding sources, such as developing initiatives to grow lower cost customer deposits. These initiatives have resulted in moderate success to date.

The adoption of SFAS No. 159 positively impacted net interest income by approximately $22.0 million and the net interest margin by 6 basis points in the first quarter of 2007. This resulted from derivatives previously designated as fair value hedges of fixed-rate debt, under SFAS No. 133, being accounted for as economic hedges. The net pay position of these derivatives had previously been recorded in interest expense to reflect the impacts of the fair value hedges. Effective January 1, 2007, the net pay position, which is a component of the total fair value of the derivatives, was recorded as a reduction to trading account profits and commissions.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of three basis points on net interest margin in 2007 as average nonaccrual loans increased 109.4% or $333.0 million over first quarter 2006. There was a negative impact of one basis point for the first quarter of 2006. Table 5 contains more detailed information concerning average loans, yields and rates paid.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid	Table 5

	Three Months Ended
	March 31, 2007			March 31, 2006
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$34,089.1	$527.3	6.19%	$31,489.6	$456.4	5.80%
Real estate construction	13,430.3	252.7	7.63	11,117.5	195.6	7.14
Real estate home equity lines	13,738.1	268.3	7.92	13,389.9	235.1	7.12
Real estate commercial	12,830.6	220.2	6.96	12,780.4	204.4	6.49
Commercial - FTE[2]	34,032.8	535.6	6.38	33,064.5	482.8	5.92
Credit card	369.5	5.5	5.94	278.1	4.4	6.30
Consumer - direct	4,220.5	76.0	7.30	5,284.8	84.2	6.46
Consumer - indirect	8,166.5	122.0	6.06	8,553.0	115.2	5.46
Nonaccrual and restructured	637.5	4.5	2.85	304.5	4.1	5.52

Total loans	121,514.9	2,012.1	6.72	116,262.3	1,782.2	6.22
Securities available for sale:
Taxable	6,650.6	108.7	6.54	23,927.9	283.1	4.73
Tax-exempt - FTE[2]	1,038.8	15.2	5.86	916.5	13.4	5.85

Total securities available for sale - FTE	7,689.4	123.9	6.44	24,844.4	296.5	4.77
Funds sold and securities purchased under agreements to resell	1,006.3	12.9	5.12	1,130.1	12.0	4.23
Loans held for sale	11,205.2	173.7	6.20	11,359.6	177.9	6.26
Interest-bearing deposits	28.9	0.4	5.69	293.6	2.4	3.34
Interest earning trading assets	18,028.9	228.8	5.15	1,853.0	28.1	6.16

Total earning assets	159,473.6	2,551.8	6.49	155,743.0	2,299.1	5.99
Allowance for loan and lease losses	(1,050.5)			(1,037.8)
Cash and due from banks	3,520.0			4,056.0
Premises and equipment	2,001.0			1,871.1
Other assets	14,271.9			14,402.6
Noninterest earning trading assets	985.1			970.6
Unrealized gains on securities available for sale	2,305.3			1,612.8

Total assets	$181,506.4			$177,618.3

Liabilities and Shareholders' Equity
Interest-bearing deposits:
NOW accounts	$19,820.1	$115.9	2.37%	$17,000.0	$60.5	1.44%
Money market accounts	22,089.1	142.9	2.62	25,628.4	146.6	2.32
Savings	5,024.8	16.3	1.32	5,291.2	15.0	1.15
Consumer time	16,809.4	183.1	4.42	13,894.6	117.3	3.42
Other time	12,115.8	144.0	4.82	9,579.6	91.7	3.88

Total interest-bearing consumer and commercial deposits	75,859.2	602.2	3.22	71,393.8	431.1	2.45
Brokered deposits	18,888.5	250.8	5.31	15,447.9	172.7	4.47
Foreign deposits	7,825.6	102.9	5.26	9,203.8	101.8	4.42

Total interest-bearing deposits	102,573.3	955.9	3.78	96,045.5	705.6	2.98
Funds purchased	4,693.1	61.2	5.22	3,974.9	43.8	4.40
Securities sold under agreements to repurchase	6,768.0	79.5	4.70	6,865.1	68.4	3.99
Other short-term borrowings	1,758.4	26.0	6.00	1,866.6	25.2	5.47
Long-term debt	19,000.8	240.9	5.14	20,413.0	256.7	5.10

Total interest-bearing liabilities	134,793.6	1,363.5	4.10	129,165.1	1,099.7	3.45
Noninterest-bearing deposits	21,933.1			23,898.6
Other liabilities	7,059.3			7,502.8
Shareholders' equity	17,720.4			17,051.8

Total liabilities and shareholders' equity	$181,506.4			$177,618.3

Interest Rate Spread			2.39%			2.54%

Net Interest Income - FTE [3]		$1,188.3			$1,199.4

Net Interest Margin[4]			3.02%			3.12%

[1]

Interest income includes loan fees of $27.5 million and $28.3 million in the quarters ended March 31, 2007 and March 31, 2006, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $23.7 million and $20.4 million in the quarters ended March 31, 2007 and March 31, 2006, respectively.

[3]

Derivative instruments used to help balance the Company’s interest-sensitivity position decreased net interest income $12.4 million and $6.5 million in the quarters ended March 31, 2007 and March 31, 2006, respectively.

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

Noninterest Income

Total noninterest income was $878.9 million for the first quarter of 2007, up 3.2% from the first quarter of 2006. Noninterest income growth included the impact of adopting the fair value standards, SFAS No. 157 and SFAS No. 159, in the first quarter of 2007. The adoption had a positive impact of $81.0 million on trading income but a negative impact of $42.2 million on mortgage production-related income. In addition, the $32.3 million gain on sale upon the merger of Lighthouse Partners contributed to the growth. Finally, growth in retail investment services income, trust and investment management income, and card fees also contributed to the increase.

Trading account profits and commissions increased $53.3 million, or 144.6%, compared to the first quarter of 2006, with $81.0 million of the increase, including the related economic hedges, due to changes in the fair value of assets and liabilities that the Company elected to record at fair value pursuant to the provisions of SFAS No. 159. This increase was offset by lower income related to structured leasing, fixed income trading, and securitization activities. While the adoption of SFAS No. 157 and SFAS No. 159 had a positive impact on trading income, it had a negative impact on mortgage production related income. Mortgage production related income decreased $71.7 million compared to the first quarter of 2006, with $42.2 million of the decrease due to the adoption of the fair value accounting standards primarily related to the recording of the inception value for interest rate lock commitments related to mortgage loans anticipated to be held for sale. A discussion and analysis of the adoption of the fair value standards is included in “Financial Assets and Liabilities Carried at Fair Value.” The remaining decline in production income was primarily related to the negative impact from Alternative A (“Alt A”) loan activity and narrower secondary marketing margins, partially offset by higher fees from loan production. Mortgage servicing income decreased $9.3 million, or 20.8%, primarily due to the gain on sale of excess servicing rights of $24.4 million in the first quarter of 2006, which was not replicated in 2007, partially offset by higher servicing income derived from a larger servicing portfolio. Loans serviced for others were $101.0 billion at March 31, 2007 compared to $75.9 billion at March 31, 2006.

Retail investment services income increased $8.5 million, or 15.6%, compared to the first quarter of 2006 due to increased recurring revenue and annuity sales. Trust and investment management income increased $6.2 million, or 3.7%, from the first quarter of 2006 despite the sale of the Corporate Bond Trustee business in the third quarter of 2006. Card fees, which include fees from business credit cards and debit cards from consumers and businesses, increased $7.6 million, or 13.4%, compared to the same period a year ago. The increase was primarily due to an increase in interchange fee income due to higher transaction volumes.

On March 30, 2007, the Company merged its wholly-owned subsidiary, Lighthouse Partners, into Lighthouse Investment Partners, LLC, the entity that was serving as the sub-advisor to the Lighthouse Funds, in exchange for a minority interest in Lighthouse Investment Partners, LLC and a revenue sharing agreement. This transaction resulted in a gain of $32.3 million.

Noninterest Income	Table 6

	Three Months Ended March 31		% Change
(Dollars in millions) (Unaudited)	2007	2006
Service charges on deposit accounts	$189.1	$186.2	1.5
Trust and investment management income	174.3	168.1	3.7
Retail investment services	63.5	55.0	15.6
Other charges and fees	118.2	112.4	5.1
Investment banking income	50.2	51.8	(3.2)
Trading account profits and commissions	90.2	36.9	NM
Card fees	64.2	56.6	13.4
Gain on sale upon merger of Lighthouse Partners	32.3	-	100.0
Mortgage production related income	(8.7)	63.0	NM
Mortgage servicing related income	35.4	44.7	(20.8)
Other income	70.2	76.7	(8.5)
Securities gains, net	-	0.1	(80.8)

Total noninterest income	$878.9	$851.5	3.2

NM-Not Meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased $9.5 million, or 0.8%, compared to the first quarter of 2006. Compared to the first quarter of 2006, total personnel expense decreased $5.9 million, or 0.8%. The decrease was primarily due to fewer temporary/contract personnel, less overtime and contract programming expense, lower incentive compensation and lower pension expense. Headcount decreased from 33,697 as of March 31, 2006, to 33,397 as of March 31, 2007 due to cost saving initiatives implemented since the second half of 2006. The decrease was partially offset by higher salaries expense in the Retail, Mortgage, and Commercial lines of business and an increase in other postretirement benefits expense. Pension expense decreased $12.5 million due to changes in the retirement benefits of employees. The increase in the other postretirement benefits expense was due to the $11.6 million curtailment loss related to the changes in the other postretirement welfare plans. See Note 8, “Employee Benefit Plans,” to the Consolidated Financial Statements for more information related to the Company’s employee benefit plans.

Outside processing and software increased $4.8 million, or 5.0%, compared to the first quarter of 2006. The increase for the three months ended March 31, 2007 was mainly due to higher processing costs associated with higher transaction volumes and higher software amortization and maintenance costs. Net occupancy expense increased $5.3 million, or 6.4%, compared to the first quarter of 2006. These increases were driven by higher rent related to new offices and branches.

Marketing and customer development expense increased $3.1 million, or 7.2%, compared to the first quarter of 2006. The increase compared to the first quarter of 2006 was primarily related to the timing of various marketing initiatives and the Company’s marketing campaigns focusing on customer acquisition and deposit promotions. Noninterest expense was further impacted by a $2.4 million, or 10.2%, increase in other staff expense primarily due to higher severance costs compared to the first quarter of 2006. Amortization of intangible assets decreased $3.7 million, or 13.6%, compared to the first quarter of 2006 due to lower core deposit intangible amortization.

Consulting and legal expense decreased $5.7 million, or 23.1%, for the first quarter of 2007 compared to the first quarter of 2006. The decrease was due to the completion of initiatives which were in place during the first quarter of 2006 to enhance the Company’s risk management processes.

Other expense increased $8.0 million, or 8.6%, compared to the first quarter of 2006 primarily due to an increase in advisory fees paid to third parties due to increased production in Wealth and Investment Management.

The efficiency ratio remained unchanged from 59.8% in the first quarter of 2006.

Noninterest Expense	Table 7

	Three Months Ended March 31		% Change
(Dollars in millions) (Unaudited)	2007	2006
Employee compensation	$552.4	$556.5	(0.7)
Employee benefits	146.6	148.4	(1.2)

Total personnel expense	699.0	704.9	(0.8)
Outside processing and software	99.7	94.9	5.0
Net occupancy expense	86.3	81.0	6.4
Equipment expense	49.4	49.4	(0.1)
Marketing and customer development	45.7	42.6	7.2
Other staff expense	25.4	23.0	10.2
Amortization of intangible assets	23.5	27.2	(13.6)
Postage and delivery	23.5	23.4	0.5
Credit and collection services	23.4	24.3	(3.9)
Communications	20.4	18.0	13.1
Consulting and legal	19.2	24.9	(23.1)
Operating supplies	12.7	14.1	(9.3)
FDIC premiums	5.7	5.5	4.0
Other real estate income	0.9	0.1	NM
Other expense	101.2	93.2	8.6

Total noninterest expense	$1,236.0	$1,226.5	0.8

Year-over-year growth rate	0.8%	8.2%
Efficiency ratio	59.8	59.8

NM-Not Meaningful. Those changes over 100 percent were not considered to be meaningful.

Income Taxes

The provision for income taxes includes both federal and state income taxes. In the first quarter of 2007, the provision was $229.7 million, as compared to $239.1 million for the same period of the prior year. The provision represents an effective tax rate of 30.6% for the first quarter of 2007, as compared to 31.0% for the first quarter of 2006.

SunTrust adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $46.0 million, with offsetting adjustments to equity and goodwill. As of March 31, 2007, the Company’s cumulative unrecognized tax benefits amounted to $336.3 million, including $42.3 million of interest on an after-tax basis. The Company classifies interest related to unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would also be recognized as a component of income tax expense. Of the total unrecognized tax benefits, $274.5 million would affect SunTrust’s effective tax rate, if recognized, and the remaining $61.8 million of unrecognized tax benefits would impact goodwill, if recognized. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions; however, the Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s federal returns through 2001 have been examined, and the returns relating to tax years 1997 through 2001 are pending resolution at the Internal Revenue Service Appeals Division. The Company’s 2002 through 2004 Federal income tax returns are currently under the examination by the Internal Revenue Service. Generally, state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

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

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of SunTrust clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under interest rate and foreign exchange derivative products. As credit risk is an essential component of many of the products and services provided by the Company to its clients, the ability to accurately measure and manage credit risk is integral to maintaining both the long-run profitability of its lines of business and capital adequacy of the enterprise.

SunTrust manages and monitors extensions of credit risk through initial underwriting processes and periodic reviews. SunTrust maintains underwriting standards in accordance with credit policies and procedures, and Credit Risk Management conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management routinely reviews its lines of business to monitor asset quality trends and the appropriateness of credit policies. In particular, total borrower exposure limits are established and concentration risk is monitored. SunTrust has made a major commitment to maintain and enhance comprehensive credit systems in order to be compliant with business requirements and evolving regulatory standards. As part of a continuous improvement process, Credit Risk Management evaluates potential enhancements to its risk measurement and management tools, implementing them as appropriate along with amended credit policies and procedures.

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

Loans

Total loans as of March 31, 2007 were $116.9 billion, a decrease of $4.5 billion, or 3.7%, from December 31, 2006. The decrease was a result of an intentional reduction in the amount of mortgage production originated into the loan portfolio and the transfer of $4.1 billion of residential mortgages loans to loans held for sale in the first quarter of 2007. In addition, commercial loans decreased $1.1 billion, or 3.3%, compared to December 31, 2006, due to the sale of $1.9 billion of commercial loans in a structured asset transaction. Loans held for sale, which predominantly consists of warehoused mortgage loans, increased $2.3 billion, or 19.3%, primarily due to the aforementioned transfer.

Loan Portfolio by Types of Loans	Table 8

(Dollars in millions) (Unaudited)	March 31, 2007	December 31, 2006	% Change
Commercial	$33,484.2	$34,613.9	(3.3)
Real estate:
Home equity lines	14,039.7	14,102.7	(0.4)
Construction	14,175.5	13,893.0	2.0
Residential mortgages	30,248.5	33,830.1	(10.6)
Commercial real estate	12,454.5	12,567.8	(0.9)
Consumer:
Direct	4,293.3	4,160.1	3.2
Indirect	7,841.0	7,936.0	(1.2)
Credit card	375.9	350.7	7.2

Total loans	$116,912.6	$121,454.3	(3.7)

Loans held for sale	$14,067.8	$11,790.1	19.3

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $56.4 million in the first quarter of 2007, an increase of $23.0 million from the first quarter of 2006. The provision for loan losses was $6.5 million less than net charge-offs of $62.9 million for the first quarter of 2007 resulting in a corresponding decrease to the allowance for loan and lease losses. The decrease in the ALLL is mainly attributable to a $4.5 billion net decrease in loans primarily resulting from the Company’s balance sheet management strategies.

Net charge-offs for the first quarter of 2007 were $62.9 million, an increase of $40.6 million, from the $22.3 million of net charge-offs recorded in the same period of the prior year. The increase in net charge-offs over the first quarter of 2006 was largely due to higher net charge-offs in commercial, home equity, residential mortgage, and indirect loans. The first quarter of 2006 was a historically low quarter for net charge-offs, and the year-over-year increase reflects the trend towards normalization of net charge-off levels.

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

As of March 31, 2007, SunTrust’s ALLL totaled $1,033.9 million, or 0.88% of total loans, compared to $1,044.5 million, or 0.86% of total loans as of December 31, 2006. As previously mentioned, the decrease in the allowance for loan and lease losses is mainly attributable to the net decrease in loans resulting from the Company’s balance sheet management strategies initiated in the first quarter of 2007.

The allowance as a percentage of total nonperforming loans decreased from 196.4% as of December 31, 2006 to 155.5% as of March 31, 2007. The key driver of this decline was the lower overall allowance level and an increase in nonperforming residential mortgage nonperforming loans. The increase in residential mortgage nonperforming loans was driven by the maturation of this portfolio and the deterioration of credit quality in Alt A mortgage loans, of which a majority are well-collateralized or insured.

Summary of Loan Loss Experience	Table 9

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2007	2006
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,044.5	$1,028.1
Allowance associated with loans at fair value[1]	(4.1)	-
Provision for loan losses	56.4	33.4
Charge-offs
Commercial	(22.3)	(13.5)
Real estate:
Home equity lines	(15.9)	(5.8)
Construction	(0.6)	(0.1)
Residential mortgages	(14.3)	(6.3)
Commercial real estate	(0.3)	(1.0)
Consumer loans:
Direct	(5.9)	(6.1)
Indirect	(25.6)	(21.5)

Total charge-offs	(84.9)	(54.3)
Recoveries
Commercial	5.8	7.1
Real estate:
Home equity lines	1.2	2.0
Construction	0.1	0.1
Residential mortgages	1.4	2.3
Commercial real estate	-	3.4
Consumer loans:
Direct	2.5	3.6
Indirect	11.0	13.5

Total recoveries	22.0	32.0

Net charge-offs	(62.9)	(22.3)

Balance - end of period	$1,033.9	$1,039.2

Average loans	$121,514.9	$116,262.2
Quarter-end loans outstanding	116,912.6	118,130.2
Ratios:
Allowance to quarter-end loans	0.88%	0.88%
Allowance to nonperforming loans	155.5	358.7
Net charge-offs to average loans (annualized)	0.21	0.08
Provision to average loans (annualized)	0.19	0.12
Recoveries to total charge-offs	25.9	58.9

1 Amount removed from the allowance for loan losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

Nonperforming Assets

Nonperforming assets totaled $745.9 million as of March 31, 2007, an increase of $152.1 million, or 25.6%, as compared to December 31, 2006. The increase was primarily driven by a $114.4 million, or 39.9%, increase in nonperforming residential mortgage loans driven by the maturation of this portfolio and the deterioration of the credit quality in Alt A mortgage loans, of which a majority are well-collateralized or insured. Nonperforming residential real estate loans are collateralized by one–to-four family properties, and a portion of the loans’ risk may be mitigated by mortgage insurance. The Company applies rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Since early 2006, the Company has tightened the underwriting standards applicable to many of the residential loan products offered and typically does not originate a meaningful volume of sub-prime loans. The total Alt A residential mortgage portfolio loans, which consist of loans with lower documentation standards, were approximately $2 billion, of which approximately $200 million was nonperforming. The average combined loan to value ratio for the Alt A portfolio, at March 31, 2007, was approximately 85% and borrower FICO scores generally averaged 700. Despite these relatively healthy credit quality indicators, the Company has recently experienced an increase in nonperforming residential real estate loans and net charge-offs. The Company is working to minimize the level of ultimate losses in the nonperforming loans through mortgage insurance, tighter underwriting, loan sales, foreclosures, and lower Alt A production levels. Nonperforming loans as of March 31, 2007 included $637.3 million of nonaccrual loans and $27.8 million of restructured loans, the latter of which consists mostly of a group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. During the first three months of 2007 and 2006, this amounted to $4.5 million and $4.1 million, respectively. For the first three months of 2007 and 2006, estimated interest income of $15.8 million and $6.9 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more increased by $18.4 million from December 31, 2006 to $369.9 million as of March 31, 2007.

Nonperforming Assets	Table 10

(Dollars in millions) (Unaudited)	March 31, 2007	December 31, 2006	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$118.7	$106.8	11.2
Real estate:
Construction	54.9	38.6	42.0
Residential mortgages	401.1	286.7	39.9
Commercial real estate	47.5	55.4	(14.3)
Consumer loans	15.1	16.3	(7.1)

Total nonaccrual loans	637.3	503.8	26.5
Restructured loans	27.8	28.0	(0.8)

Total nonperforming loans	665.1	531.8	25.1
Other real estate owned (“OREO”)	74.6	55.4	34.6
Other repossessed assets	6.2	6.6	(6.3)

Total nonperforming assets	$745.9	$593.8	25.6

Ratios:
Nonperforming loans to total loans	0.57%	0.44%
Nonperforming assets to total loans plus
OREO and other repossessed assets	0.64	0.49
Accruing loans past due 90 days or more	$369.9	$351.5

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is SunTrust’s primary market risk, and mainly arises from the structure of the balance sheet (non-trading activities). SunTrust is also exposed to market risk in its trading activities, mortgage servicing rights, loan warehouse and pipeline, debt carried at fair value and equity holdings of The Coca-Cola Company common stock. The Asset/Liability Management Committee (“ALCO”) meets regularly and is responsible for reviewing the interest-rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.

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

One of the primary methods that SunTrust uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon (two years). Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit customers in different rate environments. Material assumptions include the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including implied forwards and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, spread narrowing and widening, and yield curve twists. Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario, but in some analyses, assumptions are deliberately changed to test the Company’s exposure to a specified event or set of events. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

In 2007, SunTrust updated its deposit repricing assumptions and the base case yield curve from which sensitivity analysis is derived (now the implied forward curve). Further, the sensitivity is now measured as a percentage change in net interest income due to an instantaneous 100 basis point (“bp”) move instead of a gradual 100 basis point move. Instantaneous shifts are more robust and better illustrate sensitivities. Estimated changes set forth below are dependent on material assumptions such as those previously discussed. December 31, 2006 results have been updated to reflect all changes in methodology.

Rate Shock (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2007	December 31, 2006

+100	(0.4%)	(0.9%)
-100	0.0%	1.0%

The March 31, 2007 net interest income sensitivity profile includes the adoption of SFAS No. 157 and SFAS No. 159. Specifically, the net interest payments from $6.9 billion of receive fixed swaps are now reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and be recorded as an increase in trading account profits and commissions. While the interest rate risk sensitivity is unchanged from an economic standpoint, the recognition of that sensitivity from a financial reporting perspective is different due to the election of fair value accounting for these interest rate swaps.

As indicated, an immediate decrease in interest rates would leave net interest income relatively unchanged. An immediate increase would reduce net interest income, but by an amount that is within the policy limits. Thus, the Company’s current interest rate sensitivity position is slightly liability sensitive. While simulations of more rapid changes in interest rates indicate more significant fluctuations in net interest income, the Company is still within policy limits.

SunTrust also performs valuation analysis that is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, EVE uses instantaneous changes in rates (shock). EVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate maturity deposit portfolios.

Rate Shock (Basis Points)	Estimated % Change in EVE
	March 31, 2007	December 31, 2006

+100	(4.8%)	(5.5%)
-100	2.1%	3.6%

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

Trading Activities

During the first quarter of 2007, the Company employed balance sheet management strategies in reaction to the current economic cycle affecting financial institutions. One of these strategies involved increasing the size of the trading securities portfolio. The Company intends to maintain an active trading portfolio to satisfy customer collateral requirements, as well as to more actively manage the size and optimize the returns of its balance sheet in relation to the Company’s level of loans and deposits and the interest rate markets. Presently, the Company intends to primarily hold shorter duration trading securities in its trading portfolio. The Company will manage the potential market volatility of these securities with appropriate duration and/or hedging strategies.

A portion of the Company’s trading activities are designed to support secondary trading with customers. Product offerings to customers include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities. Typically, the Company maintains a securities inventory to facilitate customer transactions. However, in certain businesses, such as derivatives, it is more common to execute customer transactions utilizing simultaneous risk-managing transactions with other dealers. Also in the normal course of business, the Company assumes a degree of market risk in arbitrage, hedging, and other strategies, subject to specified limits.

The Company has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that combines interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum fair value the Company could lose on a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level which equates to 2.33 standard deviations from the mean under a normal distribution. This means that, on average, daily profits and losses are expected to exceed VaR one out of every 100 overnight trading days. There was one loss exception on February 28, 2007 which resulted from a widening of certain credit spreads.

The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity. For the foreign exchange, equities, structured trades and derivatives desks, the Company estimates VaR by applying the Monte Carlo simulation platform as designed by RiskMetrics™, and for the estimate of the fixed income VaR, the Company uses Bloomberg™ analytics. For equity derivatives, the Imagine Trading System™ is used for VaR. The Company uses internally developed methodology to estimate VaR for the collateralized debt obligations and the loan trading desk.

The estimated average combined Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each desk) was $23.1 million during the quarter ending March 31, 2007 and $5.6 million during the quarter ending December 31, 2006. Trading assets net of trading liabilities averaged $17.5 billion during the quarter ending March 31, 2007 and $1.7 billion during the quarter ending December 31, 2006. The estimated combined period-end Undiversified VaR was $23.4 million as of March 31, 2007 and $3.5 million as of December 31, 2006. Trading assets net of trading liabilities were $19.9 billion as of March 31, 2007 and $1.1 billion as of December 31, 2006. The significant increase in the levels of trading assets and related VaR is a result of SunTrust’s transfer of assets previously held as non-trading to trading.

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, the Company’s largest and most cost-effective source of funding, accounted for 62.4% of the funding base on average for the first quarter of 2007 compared to 62.6% for the fourth quarter of 2006. Average customer based core deposits were higher by $0.6 billion compared to the fourth quarter of 2006. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $56.9 billion as of March 31, 2007 compared to $56.1 billion as of December 31, 2006.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and Fed funds purchased, totaled $31.9 billion as of March 31, 2007 compared to $30.8 billion as of December 31, 2006. This increase was largely attributed to the interim growth associated with the balance sheet restructuring.

The Company maintains access to a diversified base of wholesale funding sources. These sources include Fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of March 31, 2007, SunTrust Bank had $14.4 billion remaining under its Global Bank Note program, although such program does not represent a commitment by any particular investors to purchase the Company’s notes. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of March 31, 2007, the Parent Company had $2.3 billion in such sources compared to short-term debt of $1.8 billion.

As detailed in Table 11, “Unfunded Lending Commitments,” the Company had $90.7 billion in unused lines of credit as of March 31, 2007 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $12.5 billion in letters of credit as of March 31, 2007, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.4 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of March 31, 2007, the Company was in compliance with all covenants and provisions of these debt agreements.

As of March 31, 2007, the Company’s cumulative unrecognized tax benefits amounted to $336.3 million, including $42.3 million of interest on an after-tax basis. These unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in the Company’s tax returns and the benefits recognized and measured in accordance with FIN 48. The unrecognized tax benefits are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from the Company’s normal, operating cash flows, likely over multiple years.

Other Market Risk

Other sources of market risk include the risk associated with holding residential and commercial mortgage loans prior to selling them into the secondary market, commitments to customers to make mortgage loans that will be sold to the secondary market, and the Company’s investment in MSRs. The Company manages the risks associated with the residential and commercial mortgage loans classified as held for sale (the warehouse) and its interest rate lock commitments on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable-rate single family residential and commercial real estate loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 90-150 days. The Company manages interest rate risk predominately with interest rate swaps and forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouses and the IRLCs. Interest rate risk on the warehouse is managed via a designated fair value hedging relationship under SFAS No. 133 or through economic hedges not qualifying for hedge accounting under SFAS No. 133. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are not designated in SFAS No. 133 hedge accounting relationships. The most significant financial impact of adopting the provisions of SFAS No. 157 was related to valuing mortgage loan commitments. The valuation of these loan commitments includes assumptions related to the amount of commitments that ultimately result in closed loans. Under SFAS No. 157, the full value of these loan commitments, excluding servicing value, is recognized at the loan commitment date; however, prior accounting requirements under EITF 02-03 precluded the recognition of a portion of the loan commitment’s value and was deferred until the loans underlying the commitments were ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of certain components of the commitment’s value.

MSRs are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of the MSRs asset is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does employ a balanced business strategy using the natural counter-cyclicality of servicing and production to mitigate earnings volatility, and may employ other financial instruments, including economic hedges, to manage the performance of the business.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 48.2 million shares of common stock of The Coca-Cola Company, which had a carrying value of $2.3 billion as of March 31, 2007. A 10% decrease in share price of The Coca-Cola Company common stock as of March 31, 2007 would result in a decrease, net of deferred taxes, of approximately $144 million in accumulated other comprehensive income.

Unfunded Lending Commitments	Table 11

(Dollars in millions) (Unaudited)	March 31, 2007	December 31, 2006
Unused lines of credit
Commercial	$40,567.0	$40,764.3
Mortgage commitments[1]	13,129.3	28,232.1
Home equity lines	19,658.8	18,959.8
Commercial real estate	7,568.1	7,187.0
Commercial paper conduit	8,186.7	8,022.3
Credit card	1,560.3	1,519.7

Total unused lines of credit	$90,670.2	$104,685.2

Letters of credit
Financial standby	$12,034.7	$12,540.6
Performance standby	317.9	334.0
Commercial	117.4	123.4

Total letters of credit	$12,470.0	$12,998.0

[1]	Includes $7.2 billion and $6.2 billion in interest rate locks accounted for as derivatives as of March 31, 2007 and December 31, 2006, respectively.

Derivatives

Derivative financial instruments are components of the Company’s risk management profile. These instruments include interest rate swaps, options, futures, forward contracts and credit default swaps. The Company also enters into derivative instruments as a service to banking customers.

The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk. The Company enters into interest rate swaps and forward contracts to convert its fixed rate assets and liabilities to floating rates using fair value hedges. The Company also enters into interest rate swaps to convert floating rate assets and liabilities to fixed rates using cash flow hedges. All derivatives are recorded in the financial statements at fair value.

Derivative hedging instrument activities are as follows:

Derivatives Hedging	Table 12

(Dollars in millions)(Unaudited)	Notional Amounts[1]
	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2006	$5,800	$12,532	$18,332
Additions	-	450	450
Maturities	-	(1,500)	(1,500)

Balance, March 31, 2006	$5,800	$11,482	$17,282

Balance, January 1, 2007	$7,000	$6,088	$13,088
Additions	8,600	5,400	14,000
Maturities	(1,225)	-	(1,225)
Terminations	(500)	-	(500)
Dedesignations	-	(3,823)	(3,823)

Balance, March 31, 2007	$13,875	$7,665	$21,540

[1]

Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. The hedging activity for the Company's mortgage loans held for sale is excluded from this table. As of March 31, 2007 and 2006, the notional amounts of mortgage derivative contracts totaled $7.7 billion and $8.8 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end user:

Risk Management Derivative Financial Instruments[1]	Table 13

	As of March 31, 2007
(Dollars in millions)(Unaudited)	Notional Amount	Gross Unrealized Gains [5]	Gross Unrealized Losses [5]	Accumulated Other Comprehensive Income [8]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$13,875	$25	($28)	($2)	2.69
Fair value hedges:
Futures and forward contracts [3]	7,697	2	(7)	-	0.27

Total asset hedges	$21,572	$27	($35)	($2)	1.83

Liability Hedges
Cash flow hedges
Interest rate swaps and options [4]	$7,665	$33	($3)	$18	0.72

Total liability hedges	$7,665	$33	($3)	$18	0.72

Terminated/Dedesignated Asset and Liability Hedges
Cash flow hedges
Interest rate swaps [6]	$3,715	$-	$-	$6	1.54
Fair value hedges
Interest rate swaps [7]	400	-	(1)	-	0.25

Total terminated/dedesignated hedges	$4,115	$-	($1)	$6	1.42

[1]	Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133.
Certain other derivatives which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. All interest rate swaps have resets of six months or less.
[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents futures and forward contracts designated as fair value hedges of closed fixed-rate mortgage loans which are held for sale.
[4]	Represents interest rate swaps and options designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.
[5]	Represents the change in fair value of derivative financial instruments from inception to March 31, 2007 less accrued interest receivable or payable.
[6]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt, commercial loans, certificates of deposit and tax exempt bonds. The $6.0 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

[7]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as fair value hedges of fixed rate debt. The $1.0 million of pre-tax net losses recorded in a valuation account in long-term debt will be reclassified into earnings as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. Upon the early adoption of SFAS No.159 effective January 1, 2007, $6.8 billion in notional amount of derivatives previously designated as fair value hedges ceased to qualify for hedge accounting due to the remeasurement in earnings of the fair value of the hedged item. As such, no unrealized gains or losses from the previous hedging relationships are included in this table as the hedged items are carried at their fair value in accordance with the provisions of SFAS No.157.

[8]

At March 31, 2007, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $22.8 million, net of income taxes. Of this net-of-tax amount, a $16.8 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $6.0 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of March 31, 2007, $7.3 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

Risk Management Derivative Financial Instruments1 , continued

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

Terminated/Dedesignated Asset and Liability Hedges
Cash flow hedges
Interest rate swaps and options [7]	$8,615	$-	$-	$3	0.86
Fair value hedges
Interest rate swaps [8]	3,694	15	(91)	-	7.19

Total terminated/dedesignated hedges	$12,309	$15	($91)	$3	2.76

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. Certain other derivatives which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. All interest rate swaps have resets of six months or less.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Forward contracts are designated as fair value hedges of closed mortgage loans which are held for sale.
[4]	Represents interest rate swaps and options designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.
[5]	Represents interest rate swaps designated as fair value hedges of senior notes subordinated notes and FHLB Advances.
[6]	Represents the change in fair value of derivative financial instruments from inception to December 31, 2006 less accrued interest receivable or payable.
[7]

Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt, commercial loans, certificates of deposit and tax exempt bonds. The $2.5 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

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

The following table presents the contract/notional amount and credit risk amount of all the Company’s derivative positions:

Table 14

	At March 31, 2007			At December 31, 2006
	Contract or Notional Amount		Credit Risk Amount	Contract or Notional Amount		Credit Risk Amount
(Dollars in millions)(Unaudited)	End User	For Clients		End User	For Clients
Derivatives contracts
Interest rate contracts
Swaps	$37,602	$67,929	$848	$17,231	$61,055	$679
Futures and forwards	35,255	16,810	-	14,766	11,450	-
Options	8,850	11,189	-	6,750	9,605	-

Total interest rate contracts	81,707	95,928	848	38,747	82,110	679
Interest rate lock commitments	7,158	-	-	6,173	-	-
Equity contracts	-	10,949	248	-	11,459	270
Foreign exchange contracts	1,377	5,207	152	1,360	4,922	145
Other derivative contracts	901	2	-	979	26	3

Total derivatives contracts	$91,143	$112,086	$1,248	$47,259	$98,517	$1,097

Credit-related arrangements
Commitments to extend credit	$83,512		$83,512	$98,512		$98,512
Standby letters of credit and similar arrangements	12,470		12,470	12,998		12,998

Total credit-related arrangements	$95,982		$95,982	$111,510		$111,510

Total credit risk amount			$97,230			$112,607

Operational Risk Management

SunTrust faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, security risks and legal risk, the potential for operational and reputational loss has increased significantly.

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

The corporate governance structure also includes a Risk Manager and support staff embedded within each line of business and corporate function. These risk managers, while reporting directly to their respective line or function, facilitate communications with the Company’s risk functions and execute the requirements of the corporate framework and policy. The corporate framework and policy ensure the programs and organizations are tightly integrated and are focused on the same goals. The Risk Manager works closely with the corporate Operational Risk Management function to ensure consistency and best practices.

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

CAPITAL RESOURCES

The Company’s primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weigh assets and off-balance sheet risk exposures (i.e., risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

The Company and SunTrust Bank (the “Bank”) are subject to a minimum Tier 1 Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of March 31, 2007, the Company had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.60%, 10.94%, and 7.24%, respectively. This compares to ratios as of December 31, 2006 of 7.72%, 11.11%, and 7.23%, respectively. SunTrust is committed to remaining well capitalized.

Effective January 1, 2007, SunTrust adopted SFAS No. 159. Concurrently with the adoption of SFAS No. 159, the Company also adopted SFAS No. 157. The adoption of these fair value standards, resulted in a $399.5 million reduction to retained earnings on January 1, 2007, which was partially offset by a $147.4 increase in accumulated other comprehensive income due to the transfer of approximately $15.4 billion in available for sale investment securities to trading assets. See Note 12, “Fair Value,” to the Consolidated Financial Statements for more information.

During the first quarter of 2007, SunTrust adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 “Accounting for Income Taxes.” The adoption of this standard resulted in a reduction of total equity of $41.8 million. In addition, effective January 1, 2007 SunTrust adopted FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The adoption of this standard resulted in a reduction of total equity of $26.3 million.

On February 13, 2007 the Company amended its retirement benefits plans, supplemental benefits plans and its other postretirement welfare plans. These amendments resulted in a remeasurement of the plans obligations and increased retained earnings by $79.7 million.

During the fourth quarter of 2006, in connection with planned capital restructurings, the Company replaced higher cost capital with $500 million of Series A perpetual preferred stock, $500 million of preferred purchase securities and $1 billion of enhanced trust preferred securities. The perpetual preferred stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. In conjunction with the issuance of the preferred purchase securities, $500 million of 5.588% junior subordinated debentures with a 36 year initial maturity were issued. The junior subordinated debt will be remarketed after five years and the Company can defer interest on the debentures for up to seven years. Also, the Company entered into a forward purchase contract which provides for the issuance of $500 million of preferred stock following the successful remarketing of the junior subordinated debt, but in any case no later than December 15, 2012. The preferred stock will be callable immediately after issuance at the option of the Company. In conjunction with the issuance of the enhanced trust preferred securities, $1 billion of 6.10% junior subordinated debentures were issued that initially mature in 2036.

The proceeds from the Series A perpetual preferred stock and preferred purchase securities totaling approximately $1 billion were used to repurchase approximately $1 billion in outstanding Common Stock of the Company, with 10,542,103 shares repurchased through an accelerated share repurchase initiated in October of 2006 and completed in March 2007. In the fourth quarter of 2006 the Company also exercised its right to call $1 billion of higher cost trust preferred securities and issued the aforementioned $1 billion of lower cost, more efficient enhanced trust preferred securities, lowering the Company’s overall cost of capital.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors and assesses capital needs based on expected growth and the current economic climate. In the first three months of 2007, the Company did not repurchase any shares compared to 1,535,000 shares for $108.6 million repurchased in the first three months of 2006. As of March 31, 2007, the Company was authorized to purchase up to an additional 8,360,000 shares under publicly announced plans or programs. As of March 31, 2007, the Company was authorized to purchase up to an additional 11,151,231 shares under publicly announced plans or programs, which includes 8,360,000 shares authorized to be repurchased under a previously announced program and 2,791,231 shares remaining under a separate authorization after the completion in March 2007 of the $870.7 million accelerated repurchase transaction, which was first announced in October, 2006.

The Company declared and paid common dividends totaling $259.8 million during the first quarter of 2007, or $.73 per common share, on net income available to common shareholders of $513.9 million. The dividend payout ratio was 50.6% for the three months ended March 31, 2007 versus 41.6% for the first quarter of 2006. Total book value per common share increased from $47.22 as of March 31, 2006 to $49.00 as of March 31, 2007.

Capital Ratios	Table 15

(Dollars in millions) (Unaudited)	March 31 2007	December 31 2006
Tier 1 capital	$12,455.1	$12,524.7
Total capital	17,924.1	18,024.9
Risk-weighted assets	163,774.0	162,236.7
Risk-based ratios:
Tier 1 capital	7.60%	7.72%
Total capital	10.94	11.11
Tier 1 leverage ratio	7.24	7.23
Total shareholders’ equity to assets	9.64	9.78

VARIABLE INTEREST ENTITIES AND OFF-BALANCE SHEET ARRANGEMENTS

See Note 9, “Variable Interest Entities,” and Note 10, “Guarantees,” in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off-balance sheet arrangements.

BUSINESS SEGMENTS

The Company has five primary functional lines of business (“LOBs”): Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage. In this section, the Company discusses the performance and financial results of its business segments. For more financial details on business segment disclosures, see Note 13, “Business Segment Reporting,” in the Notes to Consolidated Financial Statements.

Retail

The Retail line of business includes loans, deposits, and other fee-based services for consumers and business clients with less than $5 million in sales (up to $10 million in sales in larger metropolitan markets). Retail serves clients through an extensive network of traditional and in-store branches, ATMs, the Internet ( www.suntrust.com ) and the telephone (1-800-SUNTRUST). In addition to serving the retail market, the Retail line of business serves as an entry point for other lines of business. When client needs change and expand, Retail refers clients to SunTrust’s Wealth and Investment Management, Mortgage, and Commercial lines of business.

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

The PWM group offers professional investment management and trust services to clients seeking active management of their financial resources. In addition, the Private Banking group is included in PWM, which enables the group to offer a full array of loan and deposit products to clients. PWM includes SunTrust Investment Services which operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. AMA provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, AMA helps families manage and sustain their wealth across multiple generations.

Institutional Investment Management and Administration is comprised of Trusco Capital Management, Inc. (“Trusco”), retirement services, endowment and foundation services, and corporate agency services. Trusco is an investment advisor registered with the Securities and Exchange Commission which serves as investment manager for the STI Classic Funds and many of Wealth and Investment Management’s clients. Trusco also includes Seix Advisors, the fixed income division of Trusco. Retirement services provide administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate agency services targets corporations, governmental entities and attorneys requiring escrow, sub-accounting, and custodial services.

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and office premises. The majority of the support, operational, and overhead costs associated with the major components of Corporate Other and Treasury are allocated to the functional lines of business with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages the Company’s facilities; Marketing, which handles advertising, product management, customer information functions, and internet banking; Bankcard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking functions; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, budgeting, strategic planning, tax and treasury. Other functions included in Corporate Other and Treasury are operational risk management, credit risk management, internal audit, legal and compliance, branch operations, corporate strategies, procurement, and the executive management group.

The Company continues to augment its internal management reporting methodologies. Currently, the LOBs’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the LOBs’ financial performance. The internal allocations include the following: match maturity funds transfer pricing and a fully taxable-equivalent gross-up on tax exempt loans and securities to create net interest income, occupancy expense (inclusive of the cost to carry the assets), various support costs such as operational, human resource and corporate finance, certain product-related expenses incurred within production support areas, and overhead costs. Income tax expense is calculated based on a marginal income tax rate which reflects the impact of various income tax adjustments and credits that are unique to each business segment. Future enhancements to line of business segment profitability reporting are expected to include the attribution of economic capital and the use of a provision for loan losses that uses a combination of net charge-offs and expected loss in lieu of net charge-offs. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes will be quantified, and prior period information will be reclassified wherever practicable. The Company will reflect these reclassified changes in the current period, and will provide updated historical quarterly, year-to-date, and annual schedules.

Reconciling Items

Reconciling Items includes capital and various eliminations and management reporting offsets such as the residual offsets derived from matched-maturity funds transfer pricing and the difference between provision for loan losses and LOB net charge-offs.

The following analysis details the operating results for each line of business for the three months ended March 31, 2007 and 2006. Prior periods have been restated to conform to the current period’s presentation.

Net Income	Table 16

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2007	2006
Retail	$161,315	$174,374
Commercial	98,158	103,009
Corporate and Investment Banking	43,368	58,297
Mortgage	7,467	77,636
Wealth and Investment Management	67,393	47,017
Corporate Other and Treasury	46,771	14,766
Reconciling Items	96,824	56,428

Average Loans and Deposits	Table 17

	Three Months Ended March 31
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2007	2006	2007	2006
Retail	$31,238,384	$31,246,039	$69,289,415	$67,216,268
Commercial	32,852,057	31,611,174	14,238,619	13,719,357
Corporate and Investment Banking	16,275,494	15,997,348	2,800,023	3,679,261
Mortgage	32,380,987	28,930,703	1,792,004	1,443,948
Wealth and Investment Management	8,196,226	8,149,062	9,784,131	9,159,234
Corporate Other and Treasury	617,562	346,288	26,712,429	24,807,872

Retail

Three Months Ended March 31, 2007 vs. 2006

Retail’s net income for the first quarter of 2007 was $161.3 million, a decrease of $13.1 million, or 7.5%. The decrease was primarily the result of higher net charge-offs partially offset by higher fully taxable-equivalent net interest income, higher noninterest income and lower noninterest expense.

Fully taxable-equivalent net interest income increased $0.8 million, or 0.1%. While balance sheet growth was relatively flat, a move to higher-spread loan products was partially offset by the migration to higher-rate deposit products. Average loans decreased $7.7 million, or less than 1%. The decrease in loans was primarily driven by a 31.0% decrease in student loans due to loan sales and a 4.6% decrease in indirect auto loans. Growth in the higher spread consumer equity products of 8.0% and commercial loan categories of 3.9% partially offset the decrease. Average deposits increased $2.1 billion, or 3.1%, driven primarily by growth in consumer time deposits offset by a decrease in money market accounts.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $25.3 million from the relatively low level of net charge-offs incurred in the first quarter of 2006, primarily due to an increase in equity line and indirect auto net charge-offs.

Total noninterest income increased $1.4 million, or 0.6%, from the first quarter of 2006. This increase was driven primarily by interchange income and service charges on deposit accounts.

Total noninterest expense decreased $1.7 million, or 0.3%, from the first quarter of 2006. The decrease was driven primarily by declines in expenses related to new loan production and the amortization of intangibles.

Commercial

Three Months Ended March 31, 2007 vs. 2006

Commercial’s net income for the first quarter of 2007 was $98.2 million, a decrease of $4.9 million, or 4.7%. The decrease was driven primarily by lower fully taxable-equivalent net interest income due to a decrease in demand deposits and higher provision for loan losses.

Fully taxable-equivalent net interest income decreased $7.7 million, or 3.3%. Although loan growth drove a $3.2 million increase in loan-related fully-taxable equivalent net interest income, it was more than offset by a change in deposit mix that decreased deposit-related fully-taxable equivalent net interest income by $9.3 million. Average loans increased $1.2 billion, or 3.9%, with the strongest growth in construction lending. Average deposits increased $519.3 million, or 3.8%, due to increases in institutional and government deposits that were partially offset by decreases in demand deposits and money market accounts. Spreads compressed primarily due to the decrease in demand deposits, as customers more actively managed liquidity in the current rate environment.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $4.0 million compared to the first quarter of 2006. The increase was primarily driven by Commercial Real Estate, which had a net recovery in 2006.

Total noninterest income was nearly unchanged, with increases in service charges on deposits and other miscellaneous income offset by decreases in credit card income and Affordable Housing-related income.

Total noninterest expense decreased $2.5 million, or 1.4%. Decreases in various discretionary expenses, operating losses and shared corporate expenses were offset by a modest increase in personnel expense.

Corporate and Investment Banking

Three Months Ended March 31, 2007 vs. 2006

Corporate and Investment Banking’s net income for the first quarter of 2007 was $43.4 million, a decrease of $14.9 million, or 25.6%. The decrease was primarily due to lower fully taxable-equivalent net interest income and lower noninterest income, partially offset by a decline in noninterest expense.

Fully taxable-equivalent net interest income decreased $15.4 million, or 22.9%. The decrease is primarily due to a shift in asset mix along with compressing loan spreads. Average loans increased $278.1 million, or 1.7%. Growth in Corporate Banking loans, as well as Lease Financing assets, was offset by the impact of the $1.9 billion structured asset sale of corporate loans in March. Average deposits decreased $879.2 million, or 23.9%. The decline in deposits was led by a reduction in certain bid-category products that the line of business elected not to bid on due to their high cost in relation to alternative funding sources as well as lower demand deposit balances.

Provision for loan losses, which represents net charge-offs for the lines of business, increased to $2.3 million from a net recovery of $0.4 million.

Total noninterest income decreased $10.7 million, or 6.9%, primarily driven by weakness in structured leasing, fixed income trading and securitization activities. This decline was partially offset by growth related to syndicated loans and equity offerings, as well as fees resulting from the structured asset sale of corporate loans.

Total noninterest expense decreased $4.9 million, or 3.8%. This change was driven by decreased incentive-based compensation due to the decrease in capital markets revenue in addition to lower operating expenses associated with leasing assets.

Mortgage

Three Months Ended March 31, 2007 vs. 2006

Mortgage’s net income for the first quarter of 2007 was $7.5 million, a decrease of $70.2 million, or 90.4%. The adoption of SFAS No. 157 and the fair value election for selected mortgage loans resulted in a $42.9 million reduction in revenue. Narrower secondary marketing margins, lower servicing income, and the negative impact on production income from Alt A loan activity also contributed to the decrease.

Fully taxable-equivalent net interest income decreased $18.2 million, or 12.2%, principally due to lower income on loans held for sale. Average loans held for sale increased $0.8 billion; however, fully taxable-equivalent net interest income from loans held for sale was down $18.9 million due to compressed spreads resulting from increased short-term interest rates. Average loans, principally residential mortgage and residential construction loans, grew $3.5 billion, or 11.9%. As part of its balance sheet management strategy, the Company recorded $4.1 billion of residential mortgage loans at fair value effective January 1, 2007, and subsequently classified these loans as held for sale in late March 2007. Average deposits were up $0.3 billion, or 24.1%, due to higher escrow balances associated with higher servicing balances. The higher deposit balances and higher credit for funds rate contributed $4.8 million to the change in fully taxable-equivalent net interest income.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $7.3 million. The increase in net charge-offs was principally due to higher Alt A loan charge-offs. The Company is no longer originating Alt A product for the held-for-investment portfolio.

Total noninterest income was down $81.9 million, or 68.0%. The adoption of SFAS No. 157 and the fair value election for selected mortgage loans resulted in a $42.9 million reduction in total noninterest income. Production income was down $76.7 million primarily due to the election of SFAS No. 157 which required acceleration of the recognition of IRLCs inception losses, which were previously deferred under US GAAP, and mark-to-market adjustments on the mortgage loans the Company elected to fair value. The remaining change in production income is primarily related to the negative impact from Alt A loan activity, as well as narrower secondary marketing margins, partially offset by higher fees from loan production. Loan production of $14.8 billion was up $3.3 billion, or 28.3%. Loan sales to investors were a record $13.1 billion, up $2.8 billion, or 27.3%. Servicing income was down $9.4 million due mainly to the gain on sale of servicing assets totaling $24.4 million in the first quarter of 2006. At March 31, 2007, total loans serviced were $138.6 billion, up $26.5 billion, or 23.6%, from $112.2 billion for the prior year. Loans serviced for others were $101.0 billion as of March 31, 2007 an increase of $25.2 billion or 33.2% over 2006. Other noninterest income was up $4.2 million due to higher insurance income and other fees related to increased volumes.

Total noninterest expense was up $6.7 million, or 4.6%. Increased volumes and investments in production and servicing capabilities were the primary drivers of the higher expense.

Wealth and Investment Management

Three Months Ended March 31, 2007 vs. 2006

Wealth and Investment Management’s net income for the first quarter of 2007 was $67.4 million, an increase of $20.4 million, or 43.3%. The increase was primarily driven by the gain on sale recognized upon the merger of Lighthouse Partners into Lighthouse Investment Partners, the entity that was serving as the sub-advisor to the Lighthouse funds. Additional increases in net income resulted from higher retail investment and trust income, partially offset by higher noninterest expenses and decreased revenue due to the sale of the corporate bond trustee business in the third quarter of 2006.

Fully taxable-equivalent net interest income decreased $0.9 million, or 1.0%, due primarily to a shift in deposit mix. Average loans increased $47.2 million, or 0.6%, driven by modest growth in most categories. Average deposits increased $0.6 billion, or 6.8%, due to increased NOW accounts and CDs, partially offset by declines in demand and money market deposits.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $0.9 million.

Total noninterest income increased $46.2 million, or 19.4%. The increase was primarily driven by the $32.3 million pre-tax gain on sale recognized upon the Lighthouse Partners merger. Going forward, SunTrust will be a minority shareholder of the merged entity. In addition, retail investment income increased $8.4 million, or 15.7%, including increased recurring revenue and annuity sales. Trust income also increased despite the third quarter 2006 sale of the corporate bond trustee business.

End of period assets under management were approximately $137.2 billion, as compared to $137.6 billion in the same period last year. Approximately $5.4 billion in Lighthouse Partners assets were transferred to Lighthouse Investment Partners and are no longer included in the consolidated total. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $244.1 billion, which includes the $137.2 billion in assets under management, $58.6 billion in non-managed trust assets, $40.3 billion in retail brokerage assets and $8.0 billion in non-managed corporate trust assets. Approximately $21.2 billion in corporate trust non-managed assets were sold in the corporate bond trustee transaction in the third quarter of 2006.

Total noninterest expense increased $12.9 million, or 5.1%, from the first quarter of 2006. The growth was primarily driven by increased fees paid to third parties due to increased production, as well as higher staff expenses.

Corporate Other and Treasury

Three Months Ended March 31, 2007 vs. 2006

Corporate Other and Treasury’s net income for the first quarter of 2007 was $46.8 million, an increase of $32.0 million. The increase was driven by the positive impact from the balance sheet management strategies executed during the first quarter of 2007, the adoption of SFAS No. 159, and lower provision for loan losses.

Fully taxable-equivalent net interest income decreased $17.1 million, or 82.3%. The main drivers were a $2.0 billion decrease in average total investments including trading assets, a decrease in income on receive fixed/pay floating interest rate swaps used to extend the duration of the commercial loan portfolio resulting from narrower spreads between the receive fixed/pay floating rates, and an increase in short-term borrowing costs due to an increase in the size of these borrowings needed to fund earnings assets growth.

Total average assets decreased $1.6 billion, or 5.0%, mainly due to the sale of certain investment portfolio assets in the second half of 2006 in order to improve the overall portfolio duration and yield, to partially fund loan growth and to reduce the Company’s use of wholesale funding. Total average deposits increased $1.9 billion, or 7.7%, mainly due to growth in brokered and foreign deposits to fund net earning asset growth in excess of consumer and commercial deposit growth.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $0.5 million, or 47.2%.

Total noninterest income increased $71.9 million. The increase was primarily driven by net positive changes in fair value on trading securities and long-term debt, as well as, the economic hedges related to the Company’s adoption of SFAS No. 159.

Total noninterest expense decreased $1.0 million, or 9.5%, with no significant items to note.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies and they have a significant impact on the financial statements. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. The Company’s accounting and reporting policies are in accordance with US GAAP, and they conform to general practices within the applicable industries. The Company has established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of the Company’s current accounting policies that are considered to involve significant management judgment. Additional significant accounting policies are described in detail in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company’s financial results are affected by the changes and absolute level of the ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially affect net income. For additional discussion of the allowance for loan and lease losses see the “Allowance for Loan and Lease Losses” and “Provision for Loan Losses” sections.

Estimates of Fair Value

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available for sale and trading securities, loans held for sale (both on a lower of cost or market basis and pursuant to SFAS No. 133 hedge accounting), and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. If observable market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data such as the Company’s own data.

In instances where required by US GAAP, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations and MSRs. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The Company provides disclosure of the key economic assumptions used to measure MSRs and a sensitivity analysis to adverse changes to these assumptions in Note 11, “Securitization Activity/Mortgage Servicing Rights,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. The fair values of MSRs are based on discounted cash flow analyses. A detailed discussion of key variables, including the discount rate, used in the determination of retirement and other postretirement obligations is in Note 16, “Employee Benefit Plans,” included in the Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 8, “Employee Benefit Plans,” in this first quarter of 2007 Form 10-Q.

Fair values for investment securities, debt carried at fair value, most derivative financial instruments and loans held for sale are based on independent, third-party market prices, or if market prices are not available are based on the market prices of similar instruments. The fair values of loans held for sale are based on observable current market prices. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

Estimates of fair value are also required in performing an impairment analysis of goodwill. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of SunTrust’s reporting units, management uses discounted cash flow models which require assumptions about growth rates of the reporting units and the cost of equity. To the extent that adequate data is available, other valuation techniques relying on market data may be incorporated into the estimate of a reporting unit’s fair value. The selection and or weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the amount that is most representative of fair value.

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

Accrued taxes represent the net estimated amount due or to be received from taxing jurisdictions either currently or in the future and is reported in other liabilities on the Consolidated Balance Sheets. SunTrust assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintains tax accruals consistent with its evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect the Company’s operating results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 1A. RISK FACTORS

The Company added the following risk factor during the quarter:

Our financial instruments carried at fair value expose the Company to certain market risks.

We maintain an available for sale securities portfolio and trading assets which include various types of instruments and maturities. We recently increased the size of trading assets in conjunction with the Company’s adoption of SFAS No. 157 and No. 159. In addition, the Company elected to record selected fixed-rate debt, mortgage loans, securitization warehouses and other trading assets at fair value. The changes in fair value of the financial instruments elected to be carried at fair value pursuant to the provisions of SFAS No. 159 are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates and the Company’s market-based credit spreads, as well as to the risk of default by specific borrowers. The Company manages the market risks associated with these instruments through active hedging arrangements or broader asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2007:

	Common Stock					Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs [3,4]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	12,662	$83.14	-		8,360,000	-	-	-	-
February 1-28	20,425	86.27	-		8,360,000	-	-	-	-
March 1-31	619,862	82.71	615,514	[4]	8,360,000	-	-	-	-

Total	652,949	$82.83	615,514			-	-	-	-

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

2This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the three months ended March 31, 2007, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 12,662 shares in January, 2007 at an average price per share of $83.14; 20,425 shares in February, 2007 at an average price per share of $86.27; 4,348 shares in March, 2007 at an average price per share of $85.30.

3Effective April 1, 2006, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock and terminated (effective March 31, 2006) the remaining authority to repurchase shares under the prior authorizations made on June 13, 2001 and November 12, 2002. There is no expiration date for this authorization. The Company has not determined to terminate the program and no programs expired during the period covered by the table.

4 In addition to the 8,360,000 shares disclosed in the table, the Board authorized the Company in August 2006 to repurchase a maximum of $1 billion or 13,333,334 shares of the Company's Common Stock, under which authority the Company has repurchased 10,542,103 shares, with 615,514 purchased in the first quarter of 2007.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

(a) None.

(b) On March 28, 2007, the Board of Directors amended the Company’s bylaws to change the deadline by which a shareholder must notify the Company of any nomination to the Company’s Board of Directors made by a shareholder. As amended, the bylaw generally requires a shareholder’s nomination with respect to an annual meeting of shareholders to be delivered to the Company’s principal executive offices not less than 120 days prior to the first anniversary of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting. This change makes the deadline under the Company’s bylaw consistent with the deadline under the SEC’s Rule 14a-8 (which provides the deadline for shareholder proposals to be included in the Company’s proxy statement).

Item 6. EXHIBITS

Exhibit	Description	Sequential Page Number

3.1

Amended and Restated Articles of Incorporation of the Registrant effective November 14, 1989, as amended effective as of April 24, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed March 26, 1999), as amended effective April 18, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 filed May 15, 2000), as amended September 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2006), as amended October 23, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed October 24, 2006), and as amended effective April 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2007).

*

3.2	Bylaws of the Registrant, as amended effective April 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2007).	*

10.1

Amendment to certain SunTrust Banks, Inc. and affiliates’ nonqualified deferred compensation plans effective November 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 16, 2007).

10.2

Amendment to certain SunTrust Banks, Inc. and affiliates’ nonqualified deferred compensation plans effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 16, 2007).

31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C.	(filed herewith)

* incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of May, 2007.

SunTrust Banks, Inc.
(Registrant)

/s/Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief
Accounting Officer)