Form 10-Q
period 2007-06-30
SUNTRUST BANKS INC
filed 2007-08-07
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes  ☐                    No  ☒

At July 31, 2007, 349,294,880 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year 2007.

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$1,977,571	$1,910,834	$3,970,788	$3,676,719
Interest and fees on loans held for sale	200,403	163,693	374,131	341,575
Interest and dividends on securities available for sale
Taxable interest	137,324	263,761	214,703	514,600
Tax-exempt interest	10,701	9,639	21,433	19,078
Dividends[1]	30,388	31,090	61,664	63,337
Interest on funds sold and securities purchased under agreements to resell	13,235	15,199	26,124	27,161
Interest on deposits in other banks	345	318	750	2,736
Trading account interest	173,903	28,553	402,334	56,594

Total interest income	2,543,870	2,423,087	5,071,927	4,701,800

Interest Expense
Interest on deposits	931,241	844,278	1,887,134	1,549,888
Interest on funds purchased and securities sold under agreements to repurchase	126,614	133,565	267,346	245,773
Interest on other short-term borrowings	32,658	18,033	58,675	43,214
Interest on long-term debt	258,073	258,468	498,929	515,141

Total interest expense	1,348,586	1,254,344	2,712,084	2,354,016

Net Interest Income	1,195,284	1,168,743	2,359,843	2,347,784
Provision for loan losses	104,680	51,759	161,121	85,162

Net interest income after provision for loan losses	1,090,604	1,116,984	2,198,722	2,262,622

Noninterest Income
Service charges on deposit accounts	196,844	191,645	385,879	377,830
Trust and investment management income	164,620	175,811	338,938	343,900
Retail investment services	71,785	58,441	135,328	113,430
Other charges and fees	118,358	113,948	236,495	226,330
Investment banking income	61,999	60,481	112,156	112,296
Trading account profits and commissions	16,437	46,182	106,638	83,057
Card fees	68,580	61,941	132,775	118,544
Mortgage production related income	64,322	56,579	55,667	119,616
Mortgage servicing related income	45,527	31,401	80,930	76,111
Gain on sale upon merger of Lighthouse Partners	-	-	32,340	-
Other noninterest income	109,738	73,082	179,950	149,799
Net securities gains	236,412	5,858	236,432	5,962

Total noninterest income	1,154,622	875,369	2,033,528	1,726,875

Noninterest Expense
Employee compensation	608,834	572,984	1,161,203	1,129,514
Employee benefits	101,779	116,089	248,410	264,524
Outside processing and software	100,730	98,447	200,406	193,339
Net occupancy expense	84,650	81,710	170,907	162,754
Equipment expense	53,823	48,107	103,232	97,555
Marketing and customer development	43,326	49,378	89,031	92,024
Amortization of intangible assets	24,904	25,885	48,446	53,130
Other noninterest expense	233,148	221,493	465,556	447,744

Total noninterest expense	1,251,194	1,214,093	2,487,191	2,440,584

Income before provision for income taxes	994,032	778,260	1,745,059	1,548,913
Provision for income taxes	312,601	234,258	542,332	473,384

Net income	681,431	544,002	1,202,727	1,075,529
Preferred stock dividends	7,519	-	14,882	-

Net Income Available to Common Shareholders	$673,912	$544,002	$1,187,845	$1,075,529

Net income per average common share
Diluted	$1.89	$1.49	$3.33	$2.96
Basic	1.91	1.51	3.37	2.98
Average common shares - diluted	356,008	364,391	356,608	363,917
Average common shares - basic	351,987	361,267	352,713	360,604
[1] Includes dividends on common stock of The Coca-Cola Company	$14,852	$14,962	$31,234	$29,925
See notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands)	June 30 2007	December 31 2006
Assets
Cash and due from banks	$4,254,430	$4,235,889
Interest-bearing deposits in other banks	25,991	21,810
Funds sold and securities purchased under agreements to resell	1,143,995	1,050,046
Trading assets	13,044,972	2,777,629
Securities available for sale[1]	14,725,957	25,101,715
Loans held for sale (loans at fair value: $6,494,602 at June 30, 2007)	12,474,932	11,790,122
Loans	118,787,722	121,454,333
Allowance for loan and lease losses	(1,050,362)	(1,044,521)

Net loans	117,737,360	120,409,812
Premises and equipment	1,930,551	1,977,412
Goodwill	6,897,050	6,889,860
Other intangible assets	1,290,460	1,181,984
Customers’ acceptance liability	27,879	15,878
Other assets	6,760,795	6,709,452

Total assets	$180,314,372	$182,161,609

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$22,725,654	$22,887,176
Interest-bearing consumer and commercial deposits	75,096,318	76,888,712

Total consumer and commercial deposits	97,821,972	99,775,888
Brokered deposits (CDs at fair value: $282,889 as of June 30, 2007; $97,370 as of December 31, 2006)	16,659,978	18,150,059
Foreign deposits	8,408,752	6,095,682

Total deposits	122,890,702	124,021,629
Funds purchased	3,405,459	4,867,591
Securities sold under agreements to repurchase	6,081,096	6,950,426
Other short-term borrowings	2,083,518	2,062,636
Long-term debt (debt at fair value: $6,757,188 as of June 30, 2007)	20,604,933	18,992,905
Acceptances outstanding	27,879	15,878
Trading liabilities	2,156,279	1,634,097
Other liabilities	5,695,653	5,802,841

Total liabilities	162,945,519	164,348,003

Preferred stock, no par value (liquidation preference of $100,000 per share)	500,000	500,000
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,589,387	6,627,196
Retained earnings	10,739,449	10,541,152
Treasury stock, at cost, and other	(1,751,449)	(1,151,269)
Accumulated other comprehensive income	920,888	925,949

Total shareholders’ equity	17,368,853	17,813,606

Total liabilities and shareholders’ equity	$180,314,372	$182,161,609

Common shares outstanding	349,052,800	354,902,566
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	5,000
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	21,525,598	15,675,832

[1] Includes net unrealized gains on securities available for sale	$2,035,623	$2,103,362
See notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$-	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	-	-	-	-	1,075,529	-	-	1,075,529
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	6,317	6,317
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(168,712)	(168,712)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	824	824

Total comprehensive income	-	-	-	-	-	-	-	913,958
Common stock dividends, $1.22 per share	-	-	-	-	(443,352)	-	-	(443,352)
Exercise of stock options and stock compensation element expense	-	1,657	-	7,834	-	102,894	-	110,728
Acquisition of treasury stock	-	(1,535)	-	-	-	(108,622)	-	(108,622)
Performance and restricted stock activity	-	956	-	(10,968)	-	8,167	-	(2,801)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	7,154	-	7,154
Issuance of stock for employee benefit plans	-	864	-	(8,837)	-	53,297	-	44,460
Issuance of stock for BancMortgage contingent consideration	-	203	-	2,216	-	12,784	-	15,000

Balance, June 30, 2006	$-	364,129	$370,578	$6,751,929	$9,943,155	($418,262)	$776,520	$17,423,920

Balance, January 1, 2007	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606
Net income	-	-	-	-	1,202,727	-	-	1,202,727
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(75,256)	(75,256)
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(191,381)	(191,381)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	34,495	34,495

Total comprehensive income								970,585
Common stock dividends, $1.46 per share	-	-	-	-	(518,929)	-	-	(518,929)
Preferred stock dividends	-	-	-	-	(14,882)	-	-	(14,882)
Exercise of stock options and stock compensation element expense	-	2,227	-	(4,103)	-	166,146	-	162,043
Acquisition of treasury stock	-	(9,296)	-	(47,163)	-	(806,223)	-	(853,386)
Performance and restricted stock activity	-	780	-	9,189	(2,496)	(8,953)	-	(2,260)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	15,971	-	15,971
Issuance of stock for employee benefit plans	-	433	-	4,205	-	32,468	-	36,673
Adoption of SFAS No. 159	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of SFAS No. 157	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of FIN 48	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of FSP FAS 13-2	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other	-	6	-	63	(459)	411	-	15

Balance, June 30, 2007	$500,000	349,053	$370,578	$6,589,387	$10,739,449	($1,751,449)	$920,888	$17,368,853

1	Balance at June 30, 2007 includes $1,638,106 for treasury stock and $113,343 for compensation element of restricted stock.
Balance at June 30, 2006 includes $349,370 for treasury stock and $68,892 for compensation element of restricted stock.

See notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flow

	Six Months Ended June 30
(Dollars in thousands)	2007	2006
Cash Flows from Operating Activities:
Net income	$1,202,727	$1,075,529
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale upon merger of Lighthouse Partners	(32,340)	-
Depreciation, amortization and accretion	396,336	394,128
Gain on sale of mortgage servicing rights	(11,650)	(41,720)
Origination of mortgage servicing rights	(335,096)	(243,781)
Provisions for loan losses and foreclosed property	166,149	86,614
Amortization of compensation element of performance and restricted stock	15,971	7,154
Stock option compensation	12,220	13,119
Excess tax benefits from stock-based compensation	(10,238)	(16,471)
Net securities gains	(236,432)	(5,962)
Net gain on sale of assets	(22,413)	(26,462)
Originated and purchased loans held for sale	(29,644,677)	(23,920,775)
Sales and securitizations of loans held for sale	30,122,885	25,813,626
Net (increase) decrease in other assets	(1,513,218)	111,140
Net increase (decrease) in other liabilities	246,960	(1,684)

Net cash provided by operating activities	357,184	3,244,455

Cash Flows from Investing Activities:
Seix contingent consideration payout	(42,287)	-
Proceeds from maturities, calls and repayments of securities available for sale	524,472	1,724,250
Proceeds from sales of securities available for sale	983,546	591,800
Purchases of securities available for sale	(6,270,734)	(2,524,434)
Proceeds from maturities, calls and repayments of trading securities	3,501,450	-
Proceeds from sales of trading securities	15,116,736	-
Purchases of trading securities	(11,922,354)	-
Loan originations net of principal collected	(3,827,841)	(5,931,097)
Proceeds from sale of loans	4,956,475	1,147,170
Proceeds from sale of mortgage servicing rights	127,306	125,087
Capital expenditures	(63,778)	(155,496)
Proceeds from the sale of other assets	42,675	26,885

Net cash provided by (used) in investing activities	3,125,666	(4,995,835)

Cash Flows from Financing Activities:
Net (decrease) increase in consumer and commercial deposits	(1,950,918)	1,474,709
Net increase in foreign and brokered deposits	822,989	1,329,920
Net (decrease) increase in funds purchased and other short-term borrowings	(2,310,580)	812,987
Proceeds from the issuance of long-term debt	1,794,320	1,589
Repayment of long-term debt	(495,143)	(2,554,091)
Proceeds from the issuance of preferred stock	290	-
Proceeds from the exercise of stock options	149,822	102,955
Acquisition of treasury stock	(853,386)	(108,622)
Excess tax benefits from stock-based compensation	10,238	16,471
Common and preferred dividends paid	(533,811)	(443,352)

Net cash (used in) provided by financing activities	(3,366,179)	632,566

Net increase (decrease) in cash and cash equivalents	116,671	(1,118,814)
Cash and cash equivalents at beginning of year	5,307,745	6,305,606

Cash and cash equivalents at end of period	$5,424,416	$5,186,792

Supplemental Disclosures:
Interest paid	$2,699,431	$2,331,670
Income taxes paid	288,250	345,340
Income taxes refunded	(9,931)	(11,650)
Securities transferred from available for sale to trading	15,374,452	-
Loans transferred from loans to loans held for sale	4,054,246	-

See notes to consolidated financial statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Note 1-Accounting Policies

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies how companies should use fair value measurements in accordance with US GAAP for recognition and disclosure. SFAS No. 157 establishes a common definition of fair value and a framework for measuring fair value under US GAAP, along with expanding disclosures about fair value measurements to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards. The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer the liability (i.e., an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price). Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (e.g., a company’s own data). SFAS No. 157 requires disclosures detailing the extent to which companies measure assets and liabilities at fair value, the methods and assumptions used to measure fair value, and the effect of fair value measurements on earnings. In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. SFAS No. 157 and SFAS No. 159 are effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. The Company elected to early adopt the provisions of these statements effective January 1, 2007. See Note 12, “Fair Value” to the Consolidated Financial Statements for related disclosures.

Notes to Consolidated Financial Statements (Unaudited) - Continued

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax benefit can be recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $46.0 million, a reduction to opening retained earnings of $41.9 million, and an increase to goodwill of $4.1 million. Additionally, in connection with its adoption of FIN 48, the Company elected to classify interest and penalties related to unrecognized tax positions as a component of income tax expense.

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The guidance clarifies the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that is not limited to the employee’s active service period and concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee since the postretirement benefit obligation is not effectively settled through the purchase of the endorsement split-dollar life insurance policy. Also, in March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Issue clarifies the accounting for collateral split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and clarifies the accounting for assets related to collateral split-dollar insurance assignment arrangements. This Issue requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee and concluded that the asset recorded should also be measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-4 and EITF No. 06-10 are effective for SunTrust beginning January 1, 2008 and any resulting adjustment will be recorded as a change in accounting principle through a cumulative effect adjustment to equity. SunTrust is currently evaluating the impact these Issues will have on its financial position and results of operations.

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

Note 2-Acquisitions/Dispositions

In the second quarter of 2007 AMA Holdings, Inc. (“AMA Holdings”), a 100%-owned subsidiary of SunTrust, exercised its right to call 0.4 million minority member owned interests in AMA, LLC, resulting in $5.2 million of goodwill and $1.2 million of other intangibles related to client relationships, which were both deductible for tax purposes. An additional 2.5 million member interests were issued to employees in the second quarter of 2007. Effective March 27, 2007, the 1,228 outstanding member interests of AMA, LLC were converted into 10 million member interests, a split of 8,141.7975 to one. On January 31, 2007, AMA Holdings exercised its right to call 4 minority member owned interests in AMA, LLC, resulting in $0.5 million of goodwill and $0.1 million of other intangibles related to client relationships which were both deductible for tax purposes. On January 28, 2006, AMA Holdings exercised its right to call 98 minority member owned interests in AMA, LLC, resulting in $6.9 million of goodwill and $4.5 million of other intangibles related to client relationships which were both deductible for tax purposes.

As of June 30, 2007, AMA Holdings owned 7.9 million member interests, or 64%, and 4.6 million member interests, or 36%, of AMA, LLC were owned by employees. The employee interests are subject to certain vesting requirements. If the employee interests vest, they may be called by AMA Holdings (and some of the interests may be put to AMA Holdings by the employees) at certain dates in the future in accordance with the applicable plan or agreement pursuant to which they were granted.

On March 30, 2007, SunTrust merged its wholly-owned subsidiary, Lighthouse Partners, with and into Lighthouse Investment Partners, LLC, the entity that was serving as the sub-advisor to Lighthouse Partners and the Lighthouse Partners’ managed funds. SunTrust holds a 24.9% minority interest in the combined entity and it also has a revenue sharing arrangement with Lighthouse Investment Partners. This merger resulted in a gain of $32.3 million, which was recorded in the Consolidated Statements of Income as a component of noninterest income. This transaction resulted in a net increase in intangible assets of $24.1 million and a decrease in goodwill of $48.5 million. On July 24, 2007, SunTrust signed a “merger implementation agreement” with HFA Holdings Ltd., an Australian fund manager, to sell Lighthouse Investment Partners, the combined entity to HFA Holdings Ltd. This agreement is essentially a non-binding letter of intent, and HFA Holdings Ltd.’s obligations are conditioned upon obtaining financing, among other things. Under the current terms of this agreement, SunTrust is expected to receive approximately $155 million cash, upon closing, for its interest in Lighthouse Investment Partners, which exceeds the carrying value of its investment.

Notes to Consolidated Financial Statements (Unaudited) - Continued

On March 12, 2007, SunTrust paid $7.0 million in cash to the former owners of Prime Performance, Inc. (“Prime Performance”), a company acquired by National Commerce Financial Corporation (“NCF”) in March 2004. NCF and its subsidiaries were purchased by SunTrust in October 2004. Payment of the contingent consideration was made pursuant to the original purchase agreement between NCF and the former owners of Prime Performance and was considered a tax-deductible adjustment to goodwill. The payment made on March 12, 2007 fulfilled all of the Company’s obligations to the former owners of Prime Performance. On April 4, 2006, SunTrust paid $1.3 million in cash to the former owners of Prime Performance pursuant to this same agreement.

On February 23, 2007, SunTrust paid $42.3 million to the former owners of Seix Investment Advisors, Inc. (“Seix”) that was contingent on the performance of Seix. This transaction resulted in $42.3 million of goodwill that was deductible for tax purposes.

On February 13, 2007, SunTrust paid $1.4 million to the former owners of SunAmerica Mortgage (“SunAmerica”) that was pursuant to the original purchase agreement and contingent on the performance of SunAmerica. This transaction resulted in $1.4 million of goodwill that was deductible for tax purposes. On March 10, 2006, SunTrust paid $3.9 million to the former owners of SunAmerica that was contingent on the performance of SunAmerica. This resulted in $3.9 million of goodwill that was deductible for tax purposes.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 3-Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in thousands)	2007	2006		2007	2006
Balance at beginning of period	$1,033,939	$1,039,247	(0.5)	$1,044,521	$1,028,128	1.6
Allowance associated with loans at fair value [1]	-	-	-	(4,100)	-	(100.0)
Provision for loan losses	104,680	51,759	102.2	161,121	85,162	89.2
Loan charge-offs	(111,722)	(55,649)	100.8	(196,669)	(109,915)	78.9
Loan recoveries	23,465	26,505	(11.5)	45,489	58,487	(22.2)

Balance at end of period	$1,050,362	$1,061,862	(1.1)	$1,050,362	$1,061,862	(1.1)

[1]	Amount removed from the allowance for loan losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

Note 4-Intangible Assets

Goodwill

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its 2006 annual review as of September 30, 2006, and determined there was no impairment of goodwill as of this date. No events or circumstances have occurred during the year that would more likely than not reduce the fair value of a reporting unit below its carrying value. In the fourth quarter, the Company will complete its 2007 annual review as of September 30, 2007. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2007 and 2006 are as follows:

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2006	$4,873,158	$1,261,363	$147,470	$247,985	$297,857	$7,335	$6,835,168
NCF purchase adjustments [1]	26,473	3,480	124	571	218	(481)	30,385
BancMortgage contingent consideration	-	-	-	22,500	-	-	22,500
Purchase of AMA, LLC minority shares	-	-	-	-	6,930	-	6,930
SunAmerica contingent consideration	-	-	-	3,906	-	-	3,906
Prime Performance contingent consideration	1,333	-	-	-	-	-	1,333

Balance, June 30, 2006	$4,900,964	$1,264,843	$147,594	$274,962	$305,005	$6,854	$6,900,222

Balance, January 1, 2007	$4,891,473	$1,262,174	$147,469	$274,524	$307,390	$6,830	$6,889,860
NCF purchase adjustments [1]	(3,548)	(980)	(46)	(161)	(80)	(9)	(4,824)
Purchase of AMA, LLC minority shares	-	-	-	-	5,664	-	5,664
SunAmerica contingent consideration	-	-	-	1,368	-	-	1,368
Prime Performance contingent consideration	7,034	-	-	-	-	-	7,034
Seix contingent consideration	-	-	-	-	42,287	-	42,287
Sale upon merger of Lighthouse Partners	-	-	-	-	(48,474)	-	(48,474)
FIN 48 adoption adjustment	3,042	840	39	138	69	7	4,135

Balance, June 30, 2007	$4,898,001	$1,262,034	$147,462	$275,869	$306,856	$6,828	$6,897,050

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

Mortgage Servicing Rights (“MSRs”)

MSRs represent the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of the MSRs asset is based upon the estimated future net cash flows from servicing mortgage loans and is highly dependent upon service fees and the assumed prepayment speed of the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs portfolio for the potential impairment risk; however, it does employ a business strategy using the natural counter-cyclicality of servicing and production to mitigate earnings volatility, and may employ other financial instruments, including economic hedges, to manage the performance of the business. As of June 30, 2007 and December 31, 2006, the fair values of MSRs were $1.4 billion and $1.1 billion, respectively. Contractually specified mortgage servicing fees and late fees earned for the three and six months ended June 30, 2007 and 2006 were $77.9 million and $152.0 million, and $58.0 million and $120.1 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income. During the first six months of 2007, the Company sold $115.7 million of mortgage servicing rights compared to $90.7 million for the first six months of 2006. For the three and six months ended June 30, 2007 the sale/securitization of servicing rights resulted in a gain of $11.7 million, compared to $17.3 million and $41.7 million for the three and six months ended June 30, 2006, respectively. Since SunTrust does not discretely hedge its MSRs portfolio, the Company actively manages the size of the MSR and evaluates the market value in relation to holding the MSRs.

Other Intangible Assets

The changes in the carrying amounts of other intangible assets for the six months ended June 30, 2007 and 2006 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2006	$324,743	$657,604	$140,620	$1,122,967
Amortization	(43,632)	(90,343)	(9,498)	(143,473)
Servicing rights originated	-	243,781	-	243,781
Community Bank of Florida branch acquisition	1,085	-	-	1,085
Reclass investment to trading assets	-	-	(1,050)	(1,050)
Purchase of AMA, LLC minority shares	-	-	4,473	4,473
Sale/securitization of mortgage servicing rights	-	(90,668)	-	(90,668)
Issuance of noncompete agreement	-	-	4,231	4,231

Balance, June 30, 2006	$282,196	$720,374	$138,776	$1,141,346

Balance, January 1, 2007	$241,614	$810,509	$129,861	$1,181,984
Amortization	(36,040)	(87,937)	(12,407)	(136,384)
Servicing rights originated	-	335,096	-	335,096
Intangible assets obtained from sale upon merger of Lighthouse Partners, net	-	-	24,142	24,142
Purchase of AMA, LLC minority shares	-	-	1,278	1,278
Sale of mortgage servicing rights	-	(115,656)	-	(115,656)

Balance, June 30, 2007	$205,574	$942,012	$142,874	$1,290,460

Notes to Consolidated Financial Statements (Unaudited) - Continued

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the full year 2007 and the subsequent years is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
Full year 2007	$68,959	$27,142	$96,101
2008	53,616	22,428	76,044
2009	36,529	16,347	52,876
2010	28,781	12,632	41,413
2011	22,552	9,983	32,535
Thereafter	31,177	66,749	97,926

Total	$241,614	$155,281	$396,895

Note 5-Securitizations

The Company has sold or securitized various asset classes, including student loans, residential mortgages, commercial loans, trust preferred securities, and asset-backed debt securities, that were either originated by the Company or purchased in the market and warehoused prior to the sale or securitization. These securitization activities involve selling all or a portion of a pool of assets to Company-sponsored or third-party securitization vehicles and may result in the Company retaining residual or other interests. Interests that continue to be held by the Company as a result of these transactions, excluding servicing assets, if any, are typically recorded as securities available for sale or trading assets at their allocated carrying amounts based on the relative fair value at time of securitization for transactions closed prior to January 1, 2007 and at fair value for those closed thereafter. Gains or losses upon securitization as well as structuring fees, servicing fees and collateral management fees are recorded in noninterest income.

In June 2007, the Company sold trust preferred securities into a securitization in exchange for proceeds of $158.8 million. In addition, the Company received $4.5 million in structuring fees related to the transaction. The Company did not retain any interests in the securitization.

Additionally in June 2007, the Company sold residential mortgage loans into a securitization in exchange for proceeds of $361.5 million. A pre-tax gain of $0.4 million was recognized as a result of the sale of these loans. In addition to certain rated, debt securities, the Company also holds residual interests in the securitization that are classified on the Consolidated Balance Sheets as trading securities with a fair value of $14.4 million at June 30, 2007.

In May 2007, the Company was involved in a securitization transaction of commercial loans and bonds. The Company received $1.0 million in structuring fees and holds a residual interest that is accounted for as a trading security with a fair value of $3.0 million at June 30, 2007.

In March 2007, the Company sold a portion of commercial loans in a structured asset sale in exchange for proceeds of $1.9 billion. The Company recognized a pre-tax gain of $4.9 million and holds a residual interest that is accounted for as a trading security with a fair value of $57.3 million at June 30, 2007.

In March 2007, the Company sold commercial mortgage loans into a securitization in exchange for proceeds of $195.7 million. A pre-tax gain of $2.1 million was recognized as a result of the sale of these loans. The Company did not retain any interests in the securitization.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table shows the fair value at June 30, 2007 of the residual interests that the Company continues to hold in its securitization transactions.

(Dollars in millions) Securitized/Sold	Net Proceeds	Fair Value of Interests Held by the Company at June 30, 2007	Classified As
Commercial loans and bonds	$1,054.9	$25.3	Trading Asset
Corporate loans	1,857.5	57.3	Trading Asset
Debt securities	472.6	1.1	Trading Asset
Mortgage loans	361.5	14.4	Trading Asset
Student loans	750.1	19.8	Trading Asset

Note 6-Earnings per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. There were no antidilutive shares for the quarter ended June 30, 2007. Equivalent shares of 0.3 million related to stock options for the period ended June 30, 2006 were excluded from the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2007 and 2006 is included in the following table:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2007	2006	2007	2006
Diluted
Net income	$681,431	$544,002	$1,202,727	$1,075,529
Preferred stock dividends	7,519	-	14,882	-

Net income available to common shareholders	$673,912	$544,002	$1,187,845	$1,075,529

Average basic common shares	351,987	361,267	352,713	360,604
Effect of dilutive securities:
Stock options	3,056	1,988	2,944	2,064
Performance and restricted stock	965	1,136	951	1,249

Average diluted common shares	356,008	364,391	356,608	363,917

Earnings per average common share - diluted	$1.89	$1.49	$3.33	$2.96

Basic
Net income	$681,431	$544,002	$1,202,727	$1,075,529
Preferred stock dividends	7,519	-	14,882	-

Net income available to common shareholders	$673,912	$544,002	$1,187,845	$1,075,529

Average basic common shares	351,987	361,267	352,713	360,604

Earnings per average common share - basic	$1.91	$1.51	$3.37	$2.98

Note 7-Income Taxes

SunTrust adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $46.0 million, with offsetting adjustments to equity and goodwill. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. As of June 30, 2007, the Company’s cumulative unrecognized tax benefits amounted to $354.9 million, of which $293.1 million would affect the Company’s effective tax rate, if recognized, and the remaining $61.8 million of which is expected to impact goodwill, if recognized. Interest expense related to unrecognized tax benefits was $5.7 million and $11.0 million for the three and six months ended June 30, 2007, respectively. Cumulative unrecognized tax benefits included interest on an after-tax basis of $48.0 million as of June 30, 2007. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions; however, the Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the next twelve months. The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 1998 have been examined and the returns for tax years 1997 and 1998 are pending resolution at the Internal Revenue Service Appeals Division. The Company’s 1999 through 2004 Federal income tax returns are currently under examination by the Internal Revenue Service. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 8-Employee Benefit Plans

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

Shares of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more objective employment, performance or other grant conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Plan. An employee or director has the right to vote the shares of restricted stock after grant until they are forfeited or vested. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock, and participants may exercise voting privileges on such shares.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model. Expected volatility is based on the historical volatility of the Company’s stock, using daily price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. The expected dividend yield is based on recent dividend history, given that yields are reasonably stable. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

The weighted average fair values of options granted during the first six months of 2007 and 2006 were $16.75 and $16.53 per share, respectively. There were no new stock options granted during the second quarter of 2007 and 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30
	2007	2006
Expected dividend yield	3.01%	3.18%
Expected stock price volatility	20.08	25.76
Risk-free interest rate (weighted average)	4.70	4.51
Expected life of options	6 years	6 years

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, January 1, 2007	18,680,710	$14.56-83.74	$64.39	1,870,604	$60,487	$57.12
Granted	715,284	85.06-85.06	85.06	971,377	82,552	84.98
Exercised/vested	(2,298,796)	14.56-76.50	60.95	(212,668)	-	39.23
Cancelled/expired/forfeited	(212,839)	32.76-85.06	72.95	(167,381)	(10,400)	62.13
Amortization of compensation element of performance and restricted stock	-	-	-	-	(16,450)	-
Repurchase of AMA member interests	-	-	-	-	(2,846)	-

Balance, June 30, 2007	16,884,359	$14.56-$85.06	$65.63	2,461,932	$113,343	$69.32

Exercisable, June 30, 2007	12,129,312		$62.16

Available for Additional Grant, June 30, 2007 [1]	8,280,854

[1]	Includes 0.9 million shares available to be issued as restricted stock.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table presents information on stock options by ranges of exercise price at June 30, 2007:

(Dollars in thousands except per share data)
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at June 30, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$14.56 to $49.46	812,820	$43.30	3.95	$34,495	812,820	$43.30	3.95	$34,495
$49.47 to $64.57	6,359,733	56.44	4.58	186,365	6,359,733	56.44	4.58	186,365
$64.58 to $85.06	9,711,806	73.52	6.33	118,724	4,956,759	72.59	4.66	65,185

	16,884,359	$65.63	5.56	$339,584	12,129,312	$62.16	4.57	$286,045

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2007 was $28.7 million and $56.9 million, respectively. Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $13.8 million and $37.4 million, respectively. Total fair value of performance and restricted shares vested was $5.2 million and $1.3 million and $8.3 million and $14.4 million for the three months and six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was $137.4 million unrecognized stock-based compensation expense related to nonvested stock options, and performance and restricted stock, which is expected to be recognized over a weighted average period of 2.37 years.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2007	2006	2007	2006
Stock-based compensation expense:
Stock options	$3,929	$5,551	$8,857	$11,780
Performance and restricted stock	10,597	4,743	16,450	7,154

Total stock-based compensation expense	$14,526	$10,294	$25,307	$18,934

The recognized tax benefit amounted to $5.5 million and $3.9 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the recognized tax benefit was $9.6 million and $7.2 million, respectively.

Retirement Plans

On February 13, 2007, the Retirement Benefits plans, Supplemental Benefits plans and the Postretirement Welfare plans were amended. The effective date for changes impacting the Retirement Benefits plans and the Supplemental Benefits plans is January 1, 2008. The effective date for changes impacting the Postretirement Welfare plans is January 1, 2010.

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

The adoption of these amendments required a remeasurement of the benefit obligation under US GAAP. The Retirement Benefits plans, Supplemental Benefits plans and Postretirement Welfare plans were remeasured on February 13, 2007. For purposes of valuing the Retirement Benefits plans and Supplemental Benefits plans, it was assumed that all employees eligible to choose the reduced final average pay formula would do so.

As of February 13, 2007, all plans impacted by plan amendments were remeasured using the following discount rates:

•	6.00% for the SunTrust Retirement Plan,
•	5.90% for the NCF Retirement Plan,
•	5.91% for the SunTrust SERP and Excess Plan,
•	5.85% for the Crestar SERP and Excess Plan and
•	5.80% for the Postretirement Welfare Plans.

No remeasurement was required for the NCF SERP since the benefit changes did not impact this plan. All other assumptions and methods used in the February 13, 2007 measurement were consistent with those used as of December 31, 2006.

Effective January 1, 2008, the Company’s matching contribution under the 401(k) plan will be increased to 100% of the first 5% of eligible pay that a participant, including executive participants, elects to defer to the 401(k) plan.

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in 2007. The expected long-term rate of return on plan assets is 8.5% for 2007.

Anticipated employer contributions/benefit payments for 2007 are $15.5 million for the Supplemental Retirement Benefit plans. For the second quarter of 2007, the actual employer contributions/benefit payments totaled $2.3 million. Actual employer contributions/benefit payments for the six months ended June 30, 2007 were $5.4 million.

Notes to Consolidated Financial Statements (Unaudited) - Continued

SunTrust contributed $0.2 million to the Postretirement Welfare Plan in the second quarter of 2007, and $0.3 million for the six months ended June 30, 2007. The expected long-term rate of return on plan assets is 7.5% for 2007.

	Three Months Ended June 30
	2007			2006
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$16,298	$502	$251	$18,864	$620	$777
Interest cost	26,372	1,665	2,834	25,898	1,670	2,720
Expected return on plan assets	(46,977)	-	(2,051)	(41,276)	-	(2,026)
Amortization of prior service cost	(3,663)	644	(391)	(123)	883	-
Recognized net actuarial loss	7,801	877	3,773	14,238	1,349	2,472
Amortization of initial transition obligation	-	-	-	-	-	579

Net periodic benefit cost	($169)	$3,688	$4,416	$17,601	$4,522	$4,522

	Six Months Ended June 30
	2007			2006
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$33,717	$1,018	$738	$36,873	$1,239	$1,557
Interest cost	52,508	3,357	5,671	50,623	3,339	5,448
Expected return on plan assets	(92,401)	-	(4,092)	(80,681)	-	(4,057)
Amortization of prior service cost	(5,560)	1,431	(587)	(240)	1,765	-
Recognized net actuarial loss	15,779	1,763	6,738	27,829	2,700	4,949
Amortization of initial transition obligation	-	-	280	-	-	1,159
Partial settlement	60	-	-	312	54	-
Curtailment charge	-	-	11,586	-	-	-

Net periodic benefit cost	$4,103	$7,569	$20,334	$34,716	$9,097	$9,056

Note 9-Variable Interest Entities

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

In 2004, Three Pillars issued a subordinated note to a third party. According to the debt agreement, the holder absorbs the majority of Three Pillars’ expected losses. Therefore, the subordinated note investor is Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars. As of June 30, 2007 and December 31, 2006, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $5.3 billion and $5.4 billion, respectively, consisting primarily of secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $7.6 million and $8.6 million for the three months ended June 30, 2007 and 2006, respectively and $14.6 million and $14.4 million for the six months ended June 30, 2007 and 2006, respectively. These activities include: client referrals and investment recommendations to Three Pillars; the issuing of letters of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances.

Off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $7.7 billion and $683.0 million, respectively, as of June 30, 2007 compared to $8.0 billion and $697.8 million, respectively, as of December 31, 2006. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company has significant variable interests in certain other securitization vehicles that are variable interest entities (“VIEs”) that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At June 30, 2007, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.8 billion compared to $2.2 billion at December 31, 2006. At June 30, 2007, the Company’s maximum exposure to loss related to these VIEs was approximately $31.6 million, which represents the Company’s investment in preference shares, compared to $32.2 million as of December 31, 2006.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these investments. Partnership assets of approximately $722.8 million and $756.9 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, respectively. The Company’s maximum exposure to loss for these limited partner investments totaled $295.9 million and $330.6 million at June 30, 2007 and December 31, 2006, respectively. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

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

Note 10-Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of June 30, 2007, which have characteristics as specified by FIN 45.

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

As of June 30, 2007 and December 31, 2006, the maximum potential amount of the Company’s obligation was $12.2 billion and $12.9 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $107.1 million and $104.8 million in other liabilities for unearned fees related to these letters of credit as of June 30, 2007 and December 31, 2006, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable.

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM maintains a liability for estimated losses on mortgage loans that may be repurchased due to general representations and warranties or purchasers’ rights under early payment default provisions. As of June 30, 2007 and December 31, 2006, $20.3 million and $13.0 million, respectively were accrued for these repurchases. The increase in the liability primarily relates to loan sales that occurred during the first half of 2007 and experienced an early payment default event, as well as adjustments based on recent experience to the estimated loss factors used to calculate the liability.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $20.8 million and $82.8 million as of June 30, 2007 and December 30, 2006, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of June 30, 2007. If required, these contingent payments will be payable within the next two years.

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

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures is guaranteed to have a liquidation value equal to the sum of the issue price, $350.0 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of June 30, 2007 and December 31, 2006, $561.7 million and $538.7 million was accrued in other liabilities for the principal and interest, respectively. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance.

SunTrust Investments Services, Inc., “STIS” and SunTrust Capital Markets, Inc. (“STCM”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STCM agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STCM have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three and six months ended June 30, 2007 and June 30, 2006, STIS and STCM experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STCM.

The Company has guarantees associated with credit derivatives, an agreement in which the buyer of protection pays a premium to the seller of the credit derivatives for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The maximum guarantee outstanding as of June 30, 2007 and December 31, 2006 was $309.1 million and $345.6 million, respectively. As of June 30, 2007, the maximum guarantee amounts expire as follows: $87.0 million in 2008, $37.8 million in 2009, $76.5 million in 2010, $44.6 million in 2011, and $63.2 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. There were no cash payments made during 2006 or in the six months ended June 30, 2007. In addition, there are certain purchased credit derivative contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company. The Company records purchased and written credit derivative contracts at fair value.

Notes to Consolidated Financial Statements (Unaudited) - Continued

SunTrust Community Development Corporation (“CDC”), a SunTrust subsidiary, obtains state and federal tax credits through the construction and development of low income housing properties. CDC or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of June 30, 2007, the CDC had completed six tax credit sales containing guarantee provisions stating that the CDC will make payment to the outside investors if the tax credits become ineligible. The CDC also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. As of June 30, 2007, the maximum potential amount that the CDC could be obligated to pay under these guarantees is $37.0 million; however, the CDC can seek recourse against the general partner. Additionally, the CDC can seek reimbursement from cash flow and residual values of the underlying low income housing properties provided that the properties retain value. As of June 30, 2007 and December 31, 2006, $14.1 million and $15.3 million were accrued, respectively, representing the remainder of tax credits to be delivered, and were recorded in Other Liabilities on the Consolidated Balance Sheets.

Note 11-Concentrations of Credit Risk

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2007, the Company owned $45.1 billion in residential real estate loans and home equity lines, representing 37.9% of total loans, and an additional $20.3 billion in commitments to extend credit on home equity loans and $10.5 billion in mortgage loan commitments. At December 31, 2006, the Company had $47.9 billion in residential real estate loans and home equity lines, representing 39.5% of total loans, and an additional $19.0 billion in commitments to extend credit on home equity loans and $28.2 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans, which comprised approximately 42% and 37% of loans secured by residential real estate at June 30, 2007 and December 31, 2006, respectively. The risk in each loan type is mitigated and controlled by managing the timing of payment shock, private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $719.8 million and $693.1 million as of June 30, 2007 and December 31, 2006, respectively.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 12-Fair Value

As discussed in Note 1, “Accounting Policies”, to the Consolidated Financial Statements, SunTrust early adopted the recently issued fair value financial accounting standards SFAS Nos. 157 and 159 on January 1, 2007. In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. The objectives of the new fair value standards align very closely with the Company’s recent balance sheet management strategies.

In conjunction with adopting SFAS No. 159, the Company elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: debt, available for sale debt securities, adjustable rate residential mortgage portfolio loans, securitization warehouses and trading loans. In the second quarter of 2007, the Company elected to record at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria.

The following is a description of each asset and liability class for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the assets and liabilities on a fair value basis. See the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 for more information regarding the Company’s initial evaluation of SFAS Nos. 157 and 159 and rationale for early adoption.

Fixed Rate Debt

The debt that the Company elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This population specifically included $3.5 billion of fixed-rate Federal Home Loan Bank (“FHLB”) advances and $3.3 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. The reduction to opening retained earnings from recording the debt at fair value was $197.2 million. This move to fair value introduces potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding. As of June 30, 2007, the Company had not issued any new fixed rate debt since January 1, 2007.

Available for Sale and Trading Securities

The available for sale debt securities that were transferred to trading were substantially all of the debt securities within specific assets classes, whether the securities were valued at an unrealized loss or unrealized gain. The Company elected to reclassify approximately $15.4 billion of securities to trading at January 1, 2007, as well as an additional $600 million of purchases of similar assets that occurred during the first quarter. The reduction to opening retained earnings related to reclassifying the $15.4 billion of securities to trading was $147.4 million. The Company’s entire securities portfolio is of high credit quality, such that the opening retained earnings adjustment was not significantly impacted by the credit risk embedded in the assets but rather due to interest rates. This net unrealized loss was already reflected in accumulated other comprehensive income and, therefore, upon reclassification to retained earnings, there was no net impact to total shareholders’ equity.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company elected to move these available for sale securities to trading securities in order to be able to more actively trade a more significant portion of its investment portfolio and reduce the overall size of the available for sale portfolio. In determining the assets to be sold, the Company considered economic factors, such as yield and duration, in relation to its balance sheet strategy for the securities portfolio. In evaluating its total available for sale portfolio of approximately $23 billion at January 1, 2007, the Company determined that approximately $3 billion of securities were not available or were not practical to be fair valued and reclassified to trading under SFAS No. 159, as these securities had matured or been called during the quarter, were subject to business restrictions, were privately placed or had nominal principal amounts. Approximately $5 billion of securities aligned with the Company’s recent balance sheet strategy, due to the nature of the assets (such as 30-year fixed rate mortgage backed securities (“MBS”), 10/1 adjustable rate mortgages (“ARMs”), floating rate asset backed securities (“ABS”) and municipal bonds); therefore, the securities continued to be classified as available for sale. These securities yielded over 5.6%, had a duration over 4.0%, and were in a $6.7 million net unrealized gain position as of January 1, 2007. The remaining $15.4 billion of securities, which included hybrid ARMs, collateralized mortgage backed securities (“CMBS”), collateralized mortgage obligations (“CMO”) and MBS (excluding those classes of mortgage-backed securities that remained classified as securities available for sale), yielded approximately 4.5% and had a duration under 3.0%. The approximate $600 million of securities that were purchased in the first quarter and originally classified as available for sale were similar to the securities reclassified to trading on January 1, 2007 upon adoption of SFAS No. 159; accordingly, the Company reclassified these securities to trading pursuant to the provisions of SFAS No. 159.

During the first quarter of 2007, in connection with the Company’s decision to early adopt SFAS No. 159, the Company purchased approximately $1.7 billion of treasury bills, which were classified as trading securities, and approximately $3.2 billion of 30-year fixed rate MBS, which were classified as securities available for sale. The Company entered into approximately $13.5 billion of interest rate derivatives to mitigate the fair value volatility of the available for sale securities that had been reclassified to trading. Finally, as part of its asset/liability strategies, the Company executed an additional $7.5 billion notional receive-fixed interest rate swaps that were designated as cash flow hedges under SFAS No. 133 on floating rate commercial loans.

During the second quarter of 2007, the Company sold substantially all of the $16.0 billion in securities transferred to trading at prices that, in the aggregate and including the hedging gains and losses, approximated the fair value of the securities at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value. During the second quarter of 2007, the Company made additional purchases of approximately $5.4 billion of treasury bills and $4.3 billion of agency notes classified as trading and approximately $2.0 billion of 30-year fixed-rate MBS classified as securities available for sale. The 30-year fixed-rate MBS that were purchased during the second quarter were a similar asset type to the securities that remained classified as available for sale. These securities yield over 5.6% and have an effective duration of approximately 5.7%. As of June 30, 2007, $9.5 billion of treasury bills and agency notes classified as trading and approximately $7.5 billion of 30-year fixed-rate MBS classified as securities available for sale were outstanding.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Mortgage Loans Held for Sale

In connection with the early adoption of SFAS No. 159, the Company elected to carry $4.1 billion of prime quality, mid-term adjustable rate, highly commoditized, conforming agency and nonagency conforming residential mortgage portfolio loans at fair value as of January 1, 2007 and transferred these loans to held for sale at fair value at the end of the first quarter. These loans were all performing loans and virtually all had not been past due 30 days or more over the prior 12 month period. The reduction to opening retained earnings related to these loans was $44.2 million, which was net of a $4.1 million reduction in the allowance for loan losses related to these loans. In order to moderate the growth of earning assets, the Company decided in the second quarter of 2006 to no longer portfolio new originations of these types of loans, but had not undertaken plans to sell or securitize any of these portfolio loans. In connection with the final issuance of SFAS No. 159, the Company evaluated the composition of the mortgage loan portfolio, particularly in light of its plans to no longer hold the above mentioned mortgage loans in its portfolio. In addition, the Company reviewed certain business restrictions on loans that are held by real estate investment trusts (“REITs”). Based on this evaluation, the Company elected to record $4.1 billion of mortgage loans at fair value. The loans that the Company elected to move to fair value were not owned by a REIT and had a weighted average coupon rate of approximately 4.94%. In connection with recording these loans at fair value, the Company entered into hedging activities to mitigate the earnings volatility from changes in the loans’ fair value. As of June 30, 2007, $1.2 billion of the $4.1 billion in fair valued mortgage loans remained outstanding. During the second quarter of 2007, the Company sold $2.9 billion of the $4.1 billion of mortgage loans transferred to loans held for sale that, in the aggregate and including the hedging gains and losses, approximated the fair value of the mortgage loans at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value.

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. During the second quarter of 2007, $5.2 billion of newly-originated mortgage loans held for sale were recorded at fair value. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the three months ended June 30, 2007, approximately $11.9 million in loan origination fees and approximately $12.4 million in loan origination costs were recognized due to this fair value election. The servicing value, which had been recorded at the time the loan was sold as a mortgage servicing right, is now included in the fair value of the loan and recognized at origination of the loan. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the overall change in mortgage production income.

Securitization and Trading Loans

As part of its securitization and trading activities, the Company often warehouses assets prior to sale or securitization, retains interests in securitizations, and maintains a portfolio of loans that it trades in the secondary market. At January 1, 2007, the Company transferred to trading assets approximately $600 million of loans, substantially all of which were purchased from the market for the purpose of sales into securitizations, which were previously classified as loans held for sale. In addition, the Company owns approximately $9 million of residual interests from securitizations that were previously classified as securities available for sale, which were transferred to trading assets. Pursuant to the provisions of SFAS No. 159, the Company elected to carry warehoused and trading loans at fair value in order to align the economics of these instruments with the hedges that the Company typically executes on certain of these loans and to reclassify its residual interests to trading assets, consistent with other residual positions the Company owns. During the second quarter of 2007, approximately $200 million of the $600 million of trading loans transferred into trading assets as of January 1, 2007 were sold as part of the Company’s loan trading and securitization activities and additional loans were purchased and recorded at fair value.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The most significant financial impacts of adopting the provisions of SFAS No. 157 related to valuing mortgage loans held for sale, and mortgage loan commitments (related to loans intended to be held for sale) that are derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149. Under SFAS No. 157, the fair value of a closed loan includes the embedded cash flows that are ultimately realized as servicing value either through retention of the servicing asset or through the sale of a loan on a servicing released basis. The valuation of loan commitments includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan (“pull-through rates”). These pull-through rates are based on the Company’s historical data, which is a significant unobservable assumption. Prior accounting requirements under EITF 02-03, “Accounting for Contracts involved in Energy Trading and Risk Managements Activities,” precluded the recognition of any day one gains and losses if fair value was not based on market observable data. Rather, these deferred gains and losses were recognized when the rate lock expired or when the underlying loan was ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of these day one gains and losses, excluding the servicing value. As a result of adopting SFAS No. 157, the Company recorded a $10.9 million reduction to opening retained earnings during the first quarter of 2007.

Upon adoption of SFAS No. 157, the Company applied the following fair value hierarchy:

Level 1 - Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 - Assets and liabilities valued based on observable market data for similar instruments.

Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available for sale and trading securities, fixed rate debt, certain loans held for sale and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis, mortgage servicing rights, goodwill, and long-lived assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

The majority of the fair value amounts included in current period earnings resulted from Level 2 fair value methodologies. This result is reflective of the Company’s overall risk management views and business initiatives, such that products with significant unobservable data inputs (i.e., Level 3) are not prevalent in the Company’s balance sheet management strategies.

The most significant instruments that the Company fair values include securities, derivative instruments, fixed rate debt and loans, almost all of which fall into Level 2 in the fair value hierarchy. Other than derivative instruments, the majority of the securities in the Company’s trading and available for sale portfolios, along with the publicly issued debt are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. Further, the Company has developed an internal, independent price verification function that performs testing on valuations received from third parties. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Debt that the Company has fair valued is priced based on observable market data in the institutional markets, which is its principal market. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustments to record. These valuation adjustments were not significant to the first or second quarters of 2007. For loans where quoted market prices are not available, the fair value of loans is based on securities prices of similar products and when appropriate includes adjustments to account for credit spreads, interest rates, collateral type and costs that would be incurred to transform a loan into a security when sold. The principal market for loans is the secondary loan market in which loans trade as either whole loans or securities. The Company employs the same valuation techniques in the determination of fair value for loans accounted for under fair value as those accounted for under the lower of cost or fair value.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For loan products and issued liabilities that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. As only an insignificant percentage of the loans carried at fair value are on nonaccrual status, are past due or have other characteristics that would be attributable to borrower-specific credit risk, the Company does not ascribe any significant fair value changes to instrument-specific credit risk as of June 30, 2007. Further, the allowance for loan losses that was removed due to electing to carry certain mortgage loans at fair value did not include any specific credit reserves for those loans. However, when estimating the fair value of its loans, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk. For its fixed rate debt, the Company estimated credit spreads above LIBOR rates, based on trading levels of its debt in the market as of June 30, 2007 and as of March 31, 2007. Based on this methodology, the Company estimates that it recognized a $3.0 million and $6.6 million loss for the three and six months ended June 30, 2007, respectively, due to its own credit as part of the total change in the fair value of its fixed rate public debt.

The following table presents financial assets and financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2007, Using
(Dollars in thousands)	Fair Value Measurements June 30, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading assets	$13,044,972	$5,057,277	$7,910,672	$77,023
Securities available for sale	$14,725,957	2,709,745	11,308,170	708,042
Loans held for sale	6,494,602	-	6,494,602	-
Brokered deposits	282,889	-	282,889	-
Trading liabilities	2,156,279	572,491	1,583,788	-
Long-term debt	6,757,188	-	6,757,188	-
Other liabilities	17,508	-	-	17,508

The following table presents the change in fair value for the three and six month periods ended June 30, 2007 for those specific financial instruments in which fair value has been elected. The table does not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the interest rate risk associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits and commissions or mortgage production related income, as appropriate, and substantially offset the change in fair value of the financial instruments referenced in the table below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Fair Value gain/(loss) for the 3-month Period Ended June 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option			Fair Value gain/(loss) for the 6-month Period Ended June 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Trading assets	($22,352)	$-	($22,352)	$48,989	$-	$48,989
Loans held for sale	-	(12,684)	(12,684)	-	(16,809)	(16,809)
Brokered deposits	4,418	-	4,418	6,147	-	6,147
Long-term debt	139,691	-	139,691	120,541	-	120,541

1 Changes in fair value for the three and six months ended June 30, 2007 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the three and six months ended June 30, 2007, the change in fair value related to accrued interest income on loans held for sale was an increase of $9.7 million and $9.9 million, respectively and the change in fair value related to accrued interest expense on brokered deposits and long-term debt was an increase of $2.3 million and $3.9 million and a decrease of $25.2 million and $252 thousand, respectively.

The following table presents the change in carrying value of those financial assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the interest rate risk associated with these financial assets. The changes in fair value of the economic hedges were also recorded in mortgage production related income, and substantially offset the change in fair value of the financial assets referenced in the table below. The Company’s economic hedging activities are deployed at the portfolio level.

		Fair Value Measurement at June 30, 2007, Using
(Dollars in thousands)	Fair Value Measurements June 30, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total losses recorded in mortgage production related income for the
					three months ended June 30, 2007	six months ended June 30, 2007

Loans Held for Sale [1]	$4,790,286	$-	$4,790,286	$-	($68,004)	($105,142)

1 These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with applicable accounting policies.

As of June 30, 2007, approximately $119.9 million of leases held for sale were included in loans held for sale in the Consolidated Balance Sheets and were not eligible for fair value election under SFAS No. 159.

SunTrust used significant unobservable inputs (Level 3) to fair-value certain trading assets, securities available for sale and other liabilities as of June 30, 2007. The trading securities are residual interests that the Company retained from certain securitization and/or structured asset sale transactions. The significant assumptions that are not observable in the market, due to illiquidity and the uniqueness of the asset classes, relate to prepayment speeds, discount rates and credit spreads. Available for sale securities consist of instruments that are not readily marketable and may only be redeemed with the issuer at par. The Company classifies interest rate lock commitments on residential mortgage loans, which are derivatives under SFAS No. 133, within other liabilities or other assets. The fair value of these commitments, while based in part, on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These pull-through rates are based on the Company’s historical data and reflect an estimate of the likelihood of a commitment that will ultimately result in a closed loan.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs

(Dollars in thousands)	Trading Assets	Securities Available for Sale	Other Liabilities

Beginning balance January 1, 2007	$24,393	$734,633	$29,633
Total gains or losses (realized/unrealized):
Included in earnings	(4,406)	-	(12,125)
Included in other comprehensive income	-	497	-
Purchases and issuances	61,853	507	155,563
Settlements	(4,817)	(27,595)	(114,333)
Expirations	-	-	(41,230)

Ending balance June 30, 2007	$77,023	$708,042	$17,508

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the June 30, 2007.	($4,406)	$-	($17,508)

For the trading assets and other liabilities fair-valued using Level 3 inputs, the realized and unrealized gains and losses included in earnings for the three and six months ended June 30, 2007 are reported in trading account profits and commissions and mortgage production related income as follows:

	Three months ended June 30, 2007		Six months ended June 30, 2007

	Trading Account Profits and Comissions	Mortgage Production Related Income	Trading Account Profits and Comissions	Mortgage Production Related Income

Total change in earnings	$-	$3,626	($4,406)	($12,125)

Change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2007	$-	$3,626	($4,406)	($17,508)

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

(Dollars in thousands)	Aggregate Fair Value June 30, 2007	Aggregate Unpaid Principal Balance under FVO June 30, 2007	Fair value carrying amount over/(under) unpaid principal

Trading assets	$1,349,505	$864,355	$485,150
Loans held for sale	6,492,416	6,594,831	(102,415)
Past due loans of 90 days or more	1,208	1,439	(231)
Nonaccrual loans	978	1,164	(186)
Brokered deposits	282,889	288,670	(5,781)
Long-term debt	6,757,188	6,816,750	(59,562)

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (brokerage and individual wealth management), AMA Holdings, and Institutional Investment Management and Administration. On March 30, 2007, SunTrust merged its wholly-owned subsidiary, Lighthouse Partners, with and into Lighthouse Investment Partners, LLC, the entity that was serving as the sub-advisor to Lighthouse Partners and the Lighthouse Partners’ managed funds. SunTrust holds a minority interest in the combined entity and it also has a revenue sharing arrangement with Lighthouse Investment Partners. On July 24, 2007, SunTrust signed a “merger implementation agreement” with HFA Holdings Ltd., an Australian fund manager, to sell Lighthouse Investment Partners, the combined entity to HFA Holdings Ltd. For further discussion surrounding this transaction see Note 2, “Acquisitions/Dispositions” to the Consolidated Financial Statements.

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and the Company’s captive reinsurance subsidiary (Twin Rivers Insurance Company, formerly Cherokee Insurance Company).

In addition, the Company reports a Corporate Other and Treasury segment which includes the investment securities portfolio, long-term debt, capital, short-term liquidity and funding activities, balance sheet risk management including derivative hedging activities, and certain support activities not currently allocated to the aforementioned lines of business. Because the business segment results are presented based on management accounting practices, the transition to generally accepted accounting principles creates differences which are reflected in Reconciling Items.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For business segment reporting purposes, the basis of presentation in the accompanying financial tables includes the following:

•

Net interest income - All net interest income is presented on a fully taxable-equivalent (“FTE”) basis. The revenue gross up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched-maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched-maturity funds mismatch is generally attributable to the corporate balance sheet management strategies.

•	Provision for loan losses - Represents net loan charge-offs by segment. The difference between the segment net charges-offs and consolidated provision for loan losses is reported in reconciling items.
•

Provision for income taxes - Calculated using a nominal income tax rate for each segment. The calculation includes the impact of various income adjustments, such as the reversal of the fully taxable-equivalent gross up on tax-exempt assets, tax adjustments and credits that are unique to each business segment. The difference between the calculated provision for income taxes at the segment level and the consolidated provision for income taxes is reported in Reconciling Items.

The Company continues to augment its internal management reporting methodologies. Currently, the lines of business’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the line of business’ financial performance. The internal allocations include the following:

•

Operational Costs – Expenses are charged to the LOBs based on various statistical volumes multiplied by activity based cost rates. As a result of the activity based costing process, planned residual expenses are also allocated to the LOBs. The recoveries for the majority of these costs are in the Corporate Other and Treasury LOB.

•

Support and Overhead Costs – Expenses not directly attributable to a specific LOB are allocated based on various drivers (e.g., number of full-time equivalent employees and volume of loans and deposits). The recoveries for these allocations are in the Corporate Other and Treasury LOB.

•	Sales and Referral Credits – LOBs may compensate another LOB for referring or selling certain products. The majority of the revenue resides in the LOB where the product is ultimately managed.

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated amounts. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these reclassified changes in the current period and will update historical results.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2007
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,734,467	$35,683,882	$23,722,665	$47,866,786	$8,941,690	$24,380,284	$1,666,683	$179,996,457
Average total liabilities	69,605,990	18,856,568	8,564,146	3,209,740	10,450,872	51,269,511	111,528	162,068,355
Average total equity	-	-	-	-	-	-	17,928,102	17,928,102

Net interest income	$580,514	$220,089	$42,456	$135,485	$86,975	($52,636)	$182,401	$1,195,284
Fully taxable-equivalent adjustment (FTE)	35	9,359	10,995	-	12	4,237	30	24,668

Net interest income (FTE)[1]	580,549	229,448	53,451	135,485	86,987	(48,399)	182,431	1,219,952
Provision for loan losses[2]	48,620	7,776	14,600	13,051	2,951	1,259	16,423	104,680

Net interest income after provision for loan losses	531,929	221,672	38,851	122,434	84,036	(49,658)	166,008	1,115,272
Noninterest income	267,672	74,212	199,155	136,931	249,028	232,638	(5,014)	1,154,622
Noninterest expense[3]	550,350	165,311	132,116	197,174	248,244	(37,006)	(4,995)	1,251,194

Net income before provision for income taxes	249,251	130,573	105,890	62,191	84,820	219,986	165,989	1,018,700
Provision for income taxes[4]	90,305	29,945	39,806	20,064	31,485	76,166	49,498	337,269

Net income	$158,946	$100,628	$66,084	$42,127	$53,335	$143,820	$116,491	$681,431

	Three Months Ended June 30, 2006
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,904,665	$35,290,908	$23,765,119	$41,088,776	$8,853,497	$31,846,533	$1,994,648	$180,744,146
Average total liabilities	70,386,015	18,088,613	8,872,756	2,164,676	9,689,484	54,341,882	(103,732)	163,439,694
Average total equity	-	-	-	-	-	-	17,304,452	17,304,452

Net interest income	$590,499	$232,037	$49,706	$149,361	$91,215	($33,729)	$89,654	$1,168,743
Fully taxable-equivalent adjustment (FTE)	21	9,971	7,500	-	17	3,774	-	21,283

Net interest income (FTE)[1]	590,520	242,008	57,206	149,361	91,232	(29,955)	89,654	1,190,026
Provision for loan losses[2]	18,871	6,656	(435)	2,128	751	1,173	22,615	51,759

Net interest income after provision for loan losses	571,649	235,352	57,641	147,233	90,481	(31,128)	67,039	1,138,267
Noninterest income	265,747	70,825	159,274	100,322	251,088	32,736	(4,623)	875,369
Noninterest expense[3]	547,752	167,875	116,916	152,957	249,626	(16,924)	(4,109)	1,214,093

Net income before provision for income taxes	289,644	138,302	99,999	94,598	91,943	18,532	66,525	799,543
Provision for income taxes[4]	105,673	31,161	37,621	32,667	34,447	(6,250)	20,222	255,541

Net income	$183,971	$107,141	$62,378	$61,931	$57,496	$24,782	$46,303	$544,002

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	For Corporate Other and Treasury, allocations exceeded actual expenses incurred.
[4]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2007
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,708,718	$35,476,602	$23,844,914	$46,076,743	$9,002,749	$26,870,067	$1,767,448	$180,747,241
Average total liabilities	69,877,778	18,876,856	8,415,681	2,748,331	10,436,881	52,549,590	17,307	162,922,424
Average total equity	-	-	-	-	-	-	17,824,817	17,824,817

Net interest income	$1,156,774	$439,427	$84,465	$266,163	$176,050	($94,673)	$331,637	$2,359,843
Fully taxable-equivalent adjustment (FTE)	70	18,886	20,946	-	28	8,421	30	48,381

Net interest income (FTE)[1]	1,156,844	458,313	105,411	266,163	176,078	(86,252)	331,667	2,408,224
Provision for loan losses[2]	93,606	10,722	16,863	23,260	4,011	2,723	9,936	161,121

Net interest income after provision for loan losses	1,063,238	447,591	88,548	242,903	172,067	(88,975)	321,731	2,247,103
Noninterest income	526,634	144,814	344,475	175,412	533,527	317,619	(8,953)	2,033,528
Noninterest expense[3]	1,086,953	334,947	258,339	349,503	514,593	(48,232)	(8,912)	2,487,191

Net income before provision for income taxes	502,919	257,458	174,684	68,812	191,001	276,876	321,690	1,793,440
Provision for income taxes[4]	182,792	58,680	65,337	19,184	70,290	86,598	107,832	590,713

Net income	$320,127	$198,778	$109,347	$49,628	$120,711	$190,278	$213,858	$1,202,727

	Six Months Ended June 30, 2006
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,198,537	$34,662,079	$23,518,942	$40,335,162	$8,874,153	$31,399,413	$2,201,563	$179,189,849
Average total liabilities	69,223,914	18,043,042	9,364,062	1,954,111	9,632,596	53,833,275	(39,978)	162,011,022
Average total equity	-	-	-	-	-	-	17,178,827	17,178,827

Net interest income	$1,165,937	$458,575	$110,489	$298,197	$181,178	($58,213)	$191,621	$2,347,784
Fully taxable-equivalent adjustment (FTE)	42	19,935	14,107	-	34	7,503	-	41,621

Net interest income (FTE)[1]	1,165,979	478,510	124,596	298,197	181,212	(50,710)	191,621	2,389,405
Provision for loan losses[2]	38,589	5,559	(830)	5,000	943	2,167	33,734	85,162

Net interest income after provision for loan losses	1,127,390	472,951	125,426	293,197	180,269	(52,877)	157,887	2,304,243
Noninterest income	523,260	141,472	315,386	220,668	489,400	45,806	(9,117)	1,726,875
Noninterest expense[3]	1,091,736	339,110	250,180	298,804	503,229	(34,407)	(8,068)	2,440,584

Net income before provision for income taxes	558,914	275,313	190,632	215,061	166,440	27,336	156,838	1,590,534
Provision for income taxes[4]	204,101	64,664	71,249	75,449	62,037	(16,537)	54,042	515,005

Net income	$354,813	$210,649	$119,383	$139,612	$104,403	$43,873	$102,796	$1,075,529

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the lines of business.
[3]	For Corporate Other and Treasury, allocations exceeded actual expenses incurred.
[4]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 14-Accumulated Other Comprehensive Income

(Dollars in thousands)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
Accumulated Other Comprehensive Income, Net
Accumulated other comprehensive income, January 1, 2006	$1,513,050	($574,959)	$938,091
Unrealized net losses on securities	(276,583)	105,101	(171,482)
Unrealized net gains on derivatives	6,765	(2,571)	4,194
Change related to employee benefit plans	1,329	(505)	824
Reclassification adjustment for realized net gains on securities	4,467	(1,697)	2,770
Reclassification adjustment for realized net losses on derivatives	3,424	(1,301)	2,123

Accumulated other comprehensive income, June 30, 2006	$1,252,452	($475,932)	$776,520

Accumulated other comprehensive income, January 1, 2007	$1,398,409	($472,460)	$925,949
Unrealized net losses on securities	(58,491)	22,227	(36,264)
Unrealized net losses on derivatives	(113,971)	43,309	(70,662)
Change related to employee benefit plans	55,637	(21,142)	34,495
Adoption of SFAS No. 159	237,700	(90,326)	147,374
Pension plan changes and resulting remeasurement	128,560	(48,853)	79,707
Reclassification adjustment for realized net gains on securities	(250,188)	95,071	(155,117)
Reclassification adjustment for realized net gains on derivatives	(7,410)	2,816	(4,594)

Accumulated other comprehensive income, June 30, 2007	$1,390,246	($469,358)	$920,888

Comprehensive income for the three and six months ended June 30, 2007 and 2006 was calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Comprehensive income:
Net income	$681,431	$544,002	1,202,727	1,075,529
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	(190,759)	(119,800)	(191,381)	(168,712)
Change in unrealized gains (losses) on derivatives, net of taxes	(79,184)	1,960	(75,256)	6,317
Change related to employee benefit plans, net of taxes	5,605	-	34,495	824

Total comprehensive income	$417,093	$426,162	970,585	913,958

The components of accumulated other comprehensive income at June 30 were as follows:

(Dollars in thousands)	2007	2006
Unrealized net gain on available for sale securities	$1,258,581	$803,106
Unrealized net loss on derivative financial instruments	(56,361)	(11,023)
Employee benefit plans	(281,332)	(15,563)

Total accumulated other comprehensive income	$920,888	$776,520

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operates under five business segments: Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services. As of June 30, 2007, SunTrust had 1,685 full-service branches, including 347 in-store branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,533 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the second quarter of 2007 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2006 Annual Report found on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2007 presentation. In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratios are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

The Company presents a return on average realized common shareholders’ equity, as well as a return on average common shareholders’ equity (“ROE”). The Company also presents a return on average assets less net unrealized securities gains/losses and a return on average total assets (“ROA”). The return on average realized common shareholders’ equity and return on average assets less net unrealized securities gains/losses exclude realized securities gains and losses, The Coca-Cola Company (“Coke”) dividend, and net unrealized securities gains. Due to its ownership of approximately 43.7 million shares of common stock of The Coca-Cola Company, resulting in an unrealized net gain of $2.3 billion as of June 30, 2007, the Company believes ROA and ROE excluding these impacts from the Company’s securities available for sale portfolio is the more comparative performance measure when being evaluated against other companies. The Company also presents net income available to common shareholders, diluted net income per average common share, an efficiency ratio and noninterest income excluding the gain on sale of shares of The Coca-Cola Company. The Company believes these measures are more indicative of the Company’s performance because they exclude a large securities gain that is not a customer relationship or customer driven transaction. SunTrust presents a tangible efficiency ratio and a tangible equity to tangible assets ratio which exclude the cost of and the other effects of intangible assets resulting from merger and acquisition (“M&A”) activity. The Company provides reconcilements on pages 42 through 43 for all non-US GAAP measures.

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

Forward-looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in the Company’s 2006 Annual Report on Form 10-K, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and in this Quarterly Report on Form 10-Q (at Part II, Item 1A). Those factors include: changes in general business or economic conditions, including customers’ ability to repay debt obligations, could have a material adverse effect on our financial condition and results of operations; our trading assets and financial instruments carried at fair value expose the Company to certain market risks; changes in market interest rates or capital markets could adversely affect our revenues and expenses, the values of assets and obligations, costs of capital, or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; significant changes in securities markets or markets for residential or commercial real estate could harm our revenues and profitability; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; customers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking, which subjects us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business; we rely on other companies for key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenues, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing profit margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries accounts for most of our revenues and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel without whom our operations may suffer; we may be unable to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and methods are key to how we report financial condition and results of operations, and may require management to make estimates about matters that are uncertain; our stock price can be volatile; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; and our disclosure controls and procedures may fail to prevent or detect all errors or acts of fraud; weakness in residential property and mortgage markets could adversely affect us; and we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

EARNINGS OVERVIEW

SunTrust reported net income available to common shareholders of $673.9 million for the second quarter of 2007, an increase of $129.9 million, or 23.9%, compared to the same period of the prior year. Diluted earnings per average common share were $1.89 for the three months ended June 30, 2007, an increase of 26.8% as compared to $1.49 for the three months ended June 30, 2006. Net income available to common shareholders for the first six months of 2007 was $1,187.8 million, an increase of $112.3 million, or 10.4%, compared to the same period of the prior year. Reported diluted earnings per average common share were $3.33 and $2.96 for the six months ended June 30, 2007 and 2006, respectively. Excluding the $145.6 million after-tax gain on sale of shares of The Coca-Cola Company, net income available to common shareholders was $528.3 million and $1,042.3 million for the three and six months ended June 30, 2007. Diluted earnings per average common share excluding the Coke stock gain were $1.48 and $2.92 for the three and six months ended June 30, 2007, which is a decline in diluted earnings per common share of $0.01, or 0.7%, and $0.04, or 1.4%, compared to the respective three and six month periods ended June 30, 2006. For further discussion regarding the Coke stock gain and management’s strategy surrounding the Coke stock, refer to the “Securities Available for Sale” section of Management’s Discussion and Analysis.

Fully taxable-equivalent net interest income was $1,220.0 million for the second quarter of 2007, an increase of $30.0 million or 2.5%, from the second quarter of 2006. Net interest margin increased 10 basis points from 3.00% in the second quarter of 2006 to 3.10% in the second quarter of 2007. The increases in fully taxable-equivalent net interest income and net interest margin were largely the result of the balance sheet management strategies executed in the first and second quarters of 2007, which have resulted in improved yields on earning assets, as well as deleveraging the balance sheet and reducing the level of higher-cost wholesale funding.

Fully taxable-equivalent net interest income for the six months ended June 30, 2007 was $2,408.2, an increase of $18.8 million or 0.8%, from the same period in the previous year due to the same factors that impacted the quarter over quarter increase described above. The net interest margin remained flat at 3.06% for the first six months of 2006 and the first six months of 2007.

Provision for loan losses was $104.7 million in the second quarter of 2007, an increase of $52.9 million, or 102.1%, from the same period of the prior year. The provision for loan losses was $16.5 million higher than net charge-offs of $88.2 million for the second quarter of 2007 as the level of net charge-offs and nonperforming and past due loans has increased. The allowance for loan and lease losses (“ALLL”) decreased $11.5 million, or 1.1%, from June 30, 2006. The decrease in the ALLL corresponded to a 1.2% decrease in period-end loans compared to June 30, 2006, which is attributable to the Company’s balance sheet management strategies. Annualized net charge-offs to average loans were 0.30% for the second quarter of 2007 compared to 0.10% for the same period last year. The second quarter of 2006 was a historically low quarter for net charge-offs, and the year over year increase reflects the trend toward normalization of net charge-off levels as well as some deterioration in certain segments of the consumer real estate market. For the six months ended June 30, 2007, the provision for loan losses was $161.1 million, an increase of $75.9 million, or 89.1%, from the same period of the prior year. The increase in the provision was primarily attributable to the same factors that impacted the quarter over quarter increase.

Noninterest income increased $279.2 million, or 31.9%, from the second quarter of 2006, driven in large part by the $234.8 million pre-tax gain on sale of Coke stock. Noninterest income excluding the gain on sale of Coke stock increased $44.4 million, or 5.2%, compared to the second quarter of 2006. Other drivers of the increase were growth in retail investment services, card fees, mortgage production and servicing-related income, and other noninterest income mainly due to gains generated on private equity investments and structured leasing transactions. These increases were offset by a decline in trading income due to negative market value adjustments on assets and liabilities carried at fair value, as well as a decline in trust income.

For the first six months of 2007, noninterest income was $2,033.5 million, up $306.6 million, or 17.8%, from $1,726.9 million for the same period in 2006. A significant portion of the increase was related to the gain on sale of Coke stock. Excluding the gain on sale of Coke stock, noninterest income increased $71.8 million, or 4.2%, compared to the six months ended June 30, 2006. Also contributing to the increase were strong card fees, retail investment services, trading account profits and commissions, as well as the $32.3 million gain on sale upon the merger of Lighthouse Partners recognized in the first quarter of 2007.

Total noninterest expense was $1,251.2 million for the second quarter of 2007, an increase of $37.1 million, or 3.1%, from the same period of the prior year. The increase was primarily due to the Company’s election to record certain newly-originated mortgage loans held for sale at fair value during the second quarter of 2007, which resulted in an approximate $12.4 million increase in compensation expense, as origination costs associated with these loans are no longer deferred, and the reversal of a leverage lease-related reserve in the second quarter of 2006 that reduced noninterest expense by $10.9 million. Considering the impact of these two factors, the remaining slight increase in noninterest expense was primarily in personnel and occupancy related expenses. This low level of core expense growth demonstrates the initial success of the Company’s E2 Efficiency and Productivity initiatives. For further details surrounding the Company’s Excellence in Execution, (“E2”) Efficiency and Productivity initiatives, refer to the “Noninterest Expense” section of Management’s Discussion and Analysis.

For the first six months of 2007, noninterest expense was $2,487.2 million, up $46.6 million, or 1.9%, from $2,440.6 million for the same period in 2006. The factors causing this increase were similar to those noted in the quarter over quarter discussion above.

Selected Quarterly Financial Data	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data) (Unaudited)	2007	2006	2007	2006
Summary of Operations
Interest, fees and dividend income	$2,543.9	$2,423.1	$5,071.9	$4,701.8
Interest expense	1,348.6	1,254.3	2,712.1	2,354.0

Net interest income	1,195.3	1,168.8	2,359.8	2,347.8
Provision for loan losses	104.7	51.8	161.1	85.2

Net interest income after provision for loan losses	1,090.6	1,117.0	2,198.7	2,262.6
Noninterest income	1,154.6	875.4	2,033.5	1,726.9
Noninterest expense	1,251.2	1,214.1	2,487.2	2,440.6

Income before provision for income taxes	994.0	778.3	1,745.0	1,548.9
Provision for income taxes	312.6	234.3	542.3	473.4

Net income	681.4	544.0	1,202.7	1,075.5
Preferred stock dividends	7.5	-	14.9	-

Net income available to common shareholders	$673.9	$544.0	$1,187.8	$1,075.5

Net income available to common shareholders excluding gain on sale of Coke stock	$528.3	$544.0	$1,042.3	$1,075.5
Net interest income-FTE	1,220.0	1,190.0	2,408.2	2,389.4
Total revenue - FTE	2,374.6	2,065.4	4,441.7	4,116.3
Noninterest income excluding gain on sale of Coke stock	919.8	875.4	1,798.7	1,726.9

Net income per average common share:
Diluted	1.89	1.49	3.33	2.96
Diluted excluding gain on sale of Coke stock	1.48	1.49	2.92	2.96
Basic	1.91	1.51	3.37	2.98
Dividends paid per average common share	0.73	0.61	1.46	1.22
Book value per common share	48.33	47.85
Market price:
High	94.18	78.33	94.18	78.33
Low	78.16	72.56	78.16	69.68
Close	85.74	76.26	85.74	76.26

Selected Average Balances
Total assets	$179,996.5	$180,744.1	$180,747.2	$179,189.8
Earning assets	157,594.2	158,888.8	158,528.7	157,324.5
Loans	118,164.6	120,144.5	119,830.5	118,214.1
Consumer and commercial deposits	97,926.3	97,172.3	97,859.6	96,237.6
Brokered and foreign deposits	23,983.4	27,194.3	25,341.2	25,930.0
Total shareholders’ equity	17,928.1	17,304.4	17,824.8	17,178.8

Average common shares-diluted (thousands)	356,008	364,391	356,608	363,917
Average common shares-basic (thousands)	351,987	361,267	352,713	360,604

Financial Ratios (Annualized)
Return on average total assets	1.52%	1.21%	1.34%	1.21%
Return on average assets less net unrealized securities gains	1.18	1.18	1.16	1.19
Return on average common shareholders’ equity	15.51	12.61	13.83	12.63
Return on average realized common shareholders’ equity	12.71	12.90	12.63	12.98
Net interest margin	3.10	3.00	3.06	3.06
Efficiency ratio	52.69	58.78	56.00	59.29
Efficiency ratio excluding gain on sale of Coke stock	58.47	58.78	59.12	59.29
Tangible efficiency ratio	51.64	57.53	54.91	58.00
Tangible equity to tangible assets	5.85	5.81
Total average shareholders’ equity to average assets	9.96	9.57	9.86	9.59

Capital Adequacy
Tier 1 capital ratio	7.49%	7.31%
Total capital ratio	10.67	10.70
Tier 1 leverage ratio	7.11	6.82

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data) (Unaudited)	2007	2006	2007	2006
Reconcilement of Non US GAAP Financial Measures
Net income	$681.4	$544.0	$1,202.7	$1,075.5
Securities (gains)/losses, net of tax	(146.6)	(3.6)	(146.6)	(3.7)

Net income excluding net securities (gains)/losses	534.8	540.4	1,056.1	1,071.8
Coke stock dividend, net of tax	(13.2)	(13.3)	(27.8)	(26.6)

Net income excluding net securities (gains)/losses and the Coke stock dividend	521.6	527.1	1,028.3	1,045.2
Preferred stock dividends	7.5	-	14.9	-

Net income available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	$514.1	$527.1	$1,013.4	$1,045.2

Net income available to common shareholders	$673.9	$544.0	$1,187.8	$1,075.5
Gain on sale of Coke stock, net of tax	(145.6)	-	(145.6)	-

Net income available to common shareholders excluding gain on sale of Coke stock [1]	$528.3	$544.0	$1,042.2	$1,075.5

Diluted net income per average common share	$1.89	$1.49	$3.33	$2.96
Impact of excluding gain on sale of Coke stock	(0.41)	-	(0.41)	-

Diluted net income per average common share excluding gain on sale of Coke stock [1]
	$1.48	$1.49	$2.92	$2.96

Efficiency ratio [2]	52.69%	58.78%	56.00%	59.29%
Impact of excluding amortization of intangible assets	(1.05)	(1.25)	(1.09)	(1.29)

Tangible efficiency ratio [3]	51.64%	57.53%	54.91%	58.00%

Efficiency ratio [2]	52.69%	58.78%	56.00%	59.29%
Impact of gain on sale of Coke stock	5.78	-	3.12	-

Efficiency ratio excluding gain on sale of Coke stock [1]	58.47%	58.78%	59.12%	59.29%

Total average assets	$179,996.5	$180,744.1	$180,747.2	$179,189.8
Average net unrealized securities gains	(2,398.7)	(1,528.0)	(2,352.2)	(1,570.2)

Average assets less net unrealized securities gains	$177,597.8	$179,216.1	$178,395.0	$177,619.6

Total average common shareholders’ equity	$17,428.1	$17,304.4	$17,324.8	$17,178.8
Average accumulated other comprehensive income	(1,206.5)	(915.9)	(1,140.9)	(939.7)

Total average realized common shareholders’ equity	$16,221.6	$16,388.5	$16,183.9	$16,239.1

Return on average total assets	1.52%	1.21%	1.34%	1.21%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.34)	(0.03)	(0.18)	(0.02)

Return on average total assets less net unrealized securities gains [4]	1.18%	1.18%	1.16%	1.19%

Return on average common shareholders’ equity	15.51%	12.61%	13.83%	12.63%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(2.80)	0.29	(1.20)	0.35

Return on average realized common shareholders’ equity [5]	12.71%	12.90%	12.63%	12.98%

Net interest income	$1,195.3	$1,168.8	$2,359.8	$2,347.8
FTE adjustment	24.7	21.2	48.4	41.6

Net interest income-FTE	1,220.0	1,190.0	2,408.2	2,389.4
Noninterest income	1,154.6	875.4	2,033.5	1,726.9

Total revenue-FTE	$2,374.6	$2,065.4	$4,441.7	$4,116.3

Noninterest income	$1,154.6	$875.4	$2,033.5	$1,726.9
Impact of gain on sale of Coke stock	(234.8)	-	(234.8)	-

Noninterest income excluding gain on sale of Coke stock [1]	$919.8	$875.4	$1,798.7	$1,726.9

Selected Quarterly Financial Data, continued	Table 1

	As of June 30
(Dollars in millions) (Unaudited)	2007	2006
Total shareholders’ equity	$17,368.9	$17,423.9
Goodwill	(6,897.1)	(6,900.2)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,290.5)	(1,141.3)
Mortgage servicing rights	942.0	720.4

Tangible equity	$10,123.3	$10,102.8

Total assets	$180,314.4	$181,143.4
Goodwill	(6,897.1)	(6,900.2)
Other intangible assets including MSRs	(1,290.5)	(1,141.3)
Mortgage servicing rights	942.0	720.4

Tangible assets	$173,068.8	$173,822.3

Tangible equity to tangible assets	5.85%	5.81%

[1]

SunTrust presents net income available to common shareholders, noninterest income, diluted net income per average common share, and efficiency ratio excluding the gain on sale of Coke stock. The Company believes these measures are more indicative of the Company’s performance because they exclude a large securities gain that is not a customer relationship or customer driven transaction.

[2]

Computed by dividing noninterest expense by total revenue - FTE. The efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

[3]

SunTrust presents a tangible efficiency ratio which excludes the cost of intangible assets. The Company believes this measure is useful to investors because, by removing the effect of intangible asset costs (the level of which may vary from company to company) it allows investors to more easily compare the Company’s efficiency to other companies in the industry. This measure is utilized by management to assess the efficiency of the Company and its lines of business.

[4]	Computed by dividing annualized net income, excluding tax effected net securities gains/losses and the Coke stock dividend, by average assets less net unrealized gains/losses on securities.
[5]

Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and the Coke stock dividend, by average realized common shareholders’ equity.

CONSOLIDATED FINANCIAL PERFORMANCE

Financial Assets and Liabilities Carried at Fair Value

Adoption of Fair Value Accounting Standards

During the first quarter of 2007, the Company evaluated the provisions of the recently issued fair value accounting standards, SFAS Nos. 157 and 159. SFAS No. 157 clarifies how to measure fair value when such measurement is otherwise required by US GAAP, and SFAS No. 159 provides companies with the option to elect to carry specific financial assets and financial liabilities at fair value. While the provisions of SFAS No. 157 establish clearer and more consistent criteria for measuring fair value, the primary objective of SFAS No. 159 is to expand the use of fair value in US GAAP, with the focus on eligible financial assets and financial liabilities. As a means to expand the use of fair value, SFAS No. 159 allows companies to avoid some of the complexities of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and more closely align the economics of their business with their results of operations without having to explain a mixed attribute accounting model. Based on the Company’s evaluation of these standards and its balance sheet management strategies and objectives, the Company early adopted these fair value standards as of January 1, 2007.

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

The following is a description of each asset and liability class for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the assets and liabilities on a fair value basis. See the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 for more information regarding the Company’s initial evaluation of SFAS Nos. 157 and 159 and rationale for early adoption.

Fixed Rate Debt

The debt that the Company elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This population specifically included $3.5 billion of fixed-rate Federal Home Loan Bank (“FHLB”) advances and $3.3 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. The reduction to opening retained earnings from recording the debt at fair value was $197.2 million. This move to fair value introduces potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding. As of June 30, 2007, the Company had not issued any new fixed rate debt since January 1, 2007.

Available for Sale and Trading Securities

The available for sale debt securities that were transferred to trading were substantially all of the debt securities within specific assets classes, whether the securities were valued at an unrealized loss or unrealized gain. The Company elected to reclassify approximately $15.4 billion of securities to trading at January 1, 2007, as well as an additional $600 million of purchases of similar assets that occurred during the first quarter. The reduction to opening retained earnings related to reclassifying the $15.4 billion of securities to trading was $147.4 million. The Company’s entire securities portfolio is of high credit quality, such that the opening retained earnings adjustment was not significantly impacted by the credit risk embedded in the assets but rather due to interest rates. This net unrealized loss was already reflected in accumulated other comprehensive income and, therefore, upon reclassification to retained earnings, there was no net impact to total shareholders’ equity.

The Company elected to move these available for sale securities to trading securities in order to be able to more actively trade a more significant portion of its investment portfolio and reduce the overall size of the available for sale portfolio. In determining the assets to be sold, the Company considered economic factors, such as yield and duration, in relation to its balance sheet strategy for the securities portfolio. In evaluating its total available for sale portfolio of approximately $23 billion at January 1, 2007, the Company determined that approximately $3 billion of securities were not available or were not practical to be fair valued and reclassified to trading under SFAS No. 159, as these securities had matured or been called during the quarter, were subject to business restrictions, were privately placed or had nominal principal amounts. Approximately $5 billion of securities aligned with the Company’s recent balance sheet strategy, due to the nature of the assets (such as 30-year fixed rate MBS, 10/1 ARMs, floating rate ABS and municipal bonds); therefore, the securities continued to be classified as available for sale. These securities yielded over 5.6%, had a duration over 4.0%, and were in a $6.7 million net unrealized gain position as of January 1, 2007. The remaining $15 billion of securities, which included hybrid ARMs, CMBS, CMO and MBS (excluding those classes of mortgage-backed securities that remained classified as securities available for sale), yielded approximately 4.5% and had a duration under 3.0%. The approximate $600 million of securities that were purchased in the first quarter and originally classified as available for sale were similar to the securities reclassified to trading on January 1, 2007 upon adoption of SFAS No. 159; accordingly, the Company reclassified these securities to trading pursuant to the provisions of SFAS No. 159.

During the first quarter of 2007, in connection with the Company’s decision to early adopt SFAS No. 159, the Company purchased approximately $1.7 billion of treasury bills, which were classified as trading securities, and approximately $3.2 billion of 30-year fixed rate MBS, which were classified as securities available for sale. The Company entered into approximately $13.5 billion of interest rate derivatives to mitigate the fair value volatility of the available for sale securities that had been reclassified to trading. Finally, as part of its asset/liability strategies, the Company executed an additional $7.5 billion notional receive-fixed interest rate swaps that were designated as cash flow hedges under SFAS No. 133 on floating rate commercial loans.

During the second quarter of 2007, the Company sold substantially all of the $16.0 billion in securities transferred to trading at prices that, in the aggregate and including the hedging gains and losses, approximated the fair value of the securities at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value. During the second quarter of 2007, the Company made additional purchases of approximately $5.4 billion of treasury bills and $4.3 billion of agency notes classified as trading and approximately $2.0 billion of 30-year fixed-rate MBS classified as securities available for sale. The 30-year fixed-rate MBS that were purchased during the second quarter were a similar asset type to the securities that remained classified as available for sale. These securities yield over 5.6% and have an effective duration of approximately 5.7%. As of June 30, 2007 $9.5 billion of treasury bills and agency notes classified as trading and approximately $7.5 billion of 30-year fixed-rate MBS classified as securities available for sale were outstanding.

Mortgage Loans Held for Sale

In connection with the early adoption of SFAS No. 159, the Company elected to carry $4.1 billion of prime quality, mid-term adjustable rate, highly commoditized, conforming agency and nonagency conforming residential mortgage portfolio loans at fair value as of January 1, 2007 and transferred these loans to held for sale at fair value at the end of the first quarter. These loans were all performing loans and virtually all had not been past due 30 days or more over the prior 12 month period. The reduction to opening retained earnings related to these loans was $44.2 million, which was net of a $4.1 million reduction in the allowance for loan losses related to these loans. In order to moderate the growth of earning assets, the Company decided in the second quarter of 2006 to no longer portfolio new originations of these types of loans, but had not undertaken plans to sell or securitize any of these portfolio loans. In connection with the final issuance of SFAS No. 159, the Company evaluated the composition of the mortgage loan portfolio, particularly in light of its plans to no longer hold the above mentioned mortgage loans in its portfolio. In addition, the Company reviewed certain business restrictions on loans that are held by real estate investment trusts (“REITs”). Based on this evaluation, the Company elected to record $4.1 billion of mortgage loans at fair value. The loans that the Company elected to move to fair value were not owned by a REIT and had a weighted average coupon rate of approximately 4.94%. In connection with recording these loans at fair value, the Company entered into hedging activities to mitigate the earnings volatility from changes in the loans’ fair value. As of June 30, 2007, $1.2 billion of the $4.1 billion in fair valued mortgage loans remained outstanding. During the second quarter of 2007, the Company sold $2.9 billion of the $4.1 billion of mortgage loans transferred to loans held for sale that, in the aggregate and including the hedging gains and losses, approximated the fair value of the mortgage loans at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value.

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. During the second quarter of 2007, $5.2 billion of newly-originated mortgage loans held for sale were recorded at fair value. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the three months ended June 30, 2007, approximately $11.9 million in loan origination fees and approximately $12.4 million in origination loan costs were recognized due to this fair value election. The servicing value, which had been recorded at the time the loan was sold as a mortgage servicing right, is now included in the fair value of the loan and recognized at origination of the loan. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan in accordance with provisions of SFAS No. 157. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the overall change in mortgage production income.

The Company’s mortgage loans held for sale (i.e., mortgage warehouse) are carried at either the lower of cost or market or fair value. Under either accounting basis, the value of these loans is susceptible to declines in market value. Recent market events have affected the value and liquidity of mortgage loans, but to varying degrees depending on the nature and credit quality of the mortgage loans. The carrying value of the Company’s mortgage warehouse was $11.7 billion as of June 30, 2007. The warehouse contained no subprime mortgage loans and approximately $500 million of Alt-A loans, of which 97% were 1st lien loans with credit characteristics very similar to our 1st lien mortgage portfolio and reflect the Company’s recently more stringent underwriting guidelines. The Company’s Alt-A warehouse production in the second quarter declined to 2% of total production, all of which was 1st lien product that is being actively sold into the secondary market. In addition, the Company is no longer originating 2nd lien Alt-A product. The new production in the mortgage warehouse includes improved loan to value ratios, higher credit scores, and tighter documentation standards, which have resulted in increased levels of full documentation loans and minimized the amount of stated income/stated asset production. However, similar to the first quarter, the Company continued to experience a degree of losses from early payment default repurchases, price adjustments in lieu of repurchases, and marking-to-market and selling loans held in the warehouse at current market prices, which currently reflect a liquidity and pricing discount due to the residual impact of the subprime mortgage situation. Similar losses could occur in future periods if current market conditions continue or worsen.

Securitization and Trading Assets

As part of its securitization and trading activities, the Company often warehouses assets prior to sale or securitization, retains interests in securitizations, and maintains a portfolio of loans that it trades in the secondary market. At January 1, 2007, the Company transferred to trading assets approximately $600 million of loans, substantially all of which were purchased from the market for the purpose of sales into securitizations, which were previously classified as loans held for sale. In addition, the Company owned approximately $9 million of residual interests from securitizations that were previously classified as securities available for sale, which were transferred to trading assets. Pursuant to the provisions of SFAS No. 159, the Company elected to carry warehoused and trading loans at fair value, in order to reflect the active management of these positions and, in certain cases, to align the economics of these instruments with the hedges that the Company executes on certain of these loans and to reclassify its residual interests to trading assets, consistent with other residual positions the Company owns. During the second quarter of 2007, approximately $200 million of the $600 million of trading loans transferred into trading assets as of January 1, 2007 were sold as part of the Company’s loan trading and securitization activities and additional loans were purchased and recorded at fair value. The following is a complete listing of the fair value of the residual interests from securitizations and/or structured asset sales retained by the Company:

(Dollars in millions) (Unaudited)
Commercial loans and bonds	$25.3
Corporate loans	57.3
Debt securities	1.1
Student loans	19.8
Mortgage loans	14.4

The Company employed stringent underwriting criteria related to the underlying collateral of these residual interests. The assets securing these residual interests are primarily residential, commercial, corporate, and government sponsored student loans, along with asset-backed and trust preferred securities. The securitizations are performing as anticipated and have not experienced significant residual effects from the recent deterioration in the loan market. Despite the performance of these securitizations, the market values as of June 30, 2007 began to reflect some of the stress in the market and future prices could potentially reflect further pricing pressure. Currently, the Company intends to hold these residual interests to maturity as we believe that the current market valuations do not reflect the economic value of securities.

The total value of the Company’s securitization warehouses that it has elected to carry at fair value, excluding certain mortgage loan warehouses, was approximately $1.1 billion as of June 30, 2007. The assets held in the warehouses at June 30, 2007 include Small Business Association loans (“SBA”), collateralized debt obligation (“CDO”) and collateralized loan obligation (“CLO”) securities, and residential and commercial loans. These warehouses were marked-to-market as of June 30, 2007 and reflect the Company’s best estimate of fair value taking into consideration the markets into which these assets will be securitized and the credit quality of the assets held in the warehouse. These products are susceptible to the market values which have recently been volatile and declining due to the residual effect of the credit related issues impacting the mortgage loan market. The value of these loans could be adversely impacted by further declines in market prices. Management limits the size and the Company’s overall exposure to these warehouses, as well as actively monitors the estimated market and economic value of these assets and determines the most advantageous approach to managing these assets.

Securities Available for Sale

The securities portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company continued the balance sheet management strategies begun in 2006 to improve the yield, reduce the size, extend the duration, and enhance the quality of the securities portfolio.

The average yield for the second quarter of 2007 improved to 6.07% compared to 4.83% in the second quarter of 2006. The size of the securities portfolio, based on fair value, was $14.7 billion as of June 30, 2007, a decrease of $10.4 billion, or 41.3% from December 31, 2006. This decrease resulted from the transfer of approximately $16.0 billion in available for sale securities to trading assets during the first quarter of 2007 in conjunction with the Company’s adoption of SFAS No. 159. During the second quarter of 2007, the fair value of the securities portfolio increased $1.6 billion from March 31, 2007 to June 30, 2007 as longer duration, high quality mortgage-backed securities issued by Federal Agencies were purchased. The portfolio’s effective duration increased to 5.2% as of June 30, 2007 from 3.1% as of December 31, 2006. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in interest rates, taking into consideration embedded options. An effective duration of 5.2% suggests an expected price change of 5.2% for a one percent instantaneous change in interest rates. The increase in duration was primarily the result of reclassifying shorter duration securities to trading in the first quarter of 2007, and purchasing longer duration securities in the second quarter. The credit quality of the securities portfolio has improved, as reflected in significant reductions in asset-backed securities and corporate bonds. As of June 30, 2007, approximately 97% of the securities were rated “AAA,” the highest possible rating, by nationally recognized rating agencies. The current mix of securities as of June 30, 2007 and December 31, 2006 is shown in Table 2 below.

Net securities gains of $236.4 million were recognized in the second quarter of 2007, virtually all from the sale of 4.5 million shares, or approximately 9% of the Company’s holdings, of the common stock of The Coca-Cola Company. As part of its capital management strategies, SunTrust sold a portion of the Coke holdings which were considered capital inefficient, meaning they could not be leveraged in our businesses, were not pledged for collateral purposes, and did not receive capital credit from regulatory or rating agencies. The Company is evaluating alternatives, including tax advantaged strategies for the remaining 43.7 million shares it owns. The carrying value of available for sale securities reflected $2.0 billion in net unrealized gains as of June 30, 2007, comprised of a $2.3 billion unrealized gain from the Company’s remaining shares of The Coca-Cola Company and a $0.3 billion net unrealized loss on the remainder of the portfolio. The Company reviews all of its securities with unrealized losses for other-than-temporary impairment at least quarterly. As a result of these reviews in the second quarter of 2007, the Company determined that no impairment charges were deemed necessary this quarter, since as of June 30, 2007, it has the ability and intent to hold the remaining securities with unrealized losses until recovery.

Securities Available for Sale	Table 2

	June 30, 2007		December 31, 2006
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$257.1	$251.1	$1,608.0	$1,600.5
States and political subdivisions	1,038.9	1,034.6	1,032.3	1,041.1
Asset-backed securities	287.3	288.6	1,128.0	1,112.3
Mortgage-backed securities	9,974.7	9,730.8	17,337.3	17,130.9
Corporate bonds	27.3	26.6	468.9	462.8
Common stock of The Coca-Cola Company	0.1	2,282.7	0.1	2,324.8
Other securities[1]	1,104.9	1,111.6	1,423.8	1,429.3

Total securities available for sale	$12,690.3	$14,726.0	$22,998.4	$25,101.7

1 Includes $702.3 million and $729.4 million as of June 30, 2007 and December 31, 2006, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

Trading Assets and Liabilities

The increase in the fair value of trading assets from $2.8 billion at December 31, 2006 to $13.0 billion at June 30, 2007 was primarily related to the purchases of $11.4 billion of shorter duration trading securities, namely treasury bills and agency notes, which had been purchased to satisfy customer collateral requirements and to reduce the amount of potential market volatility. During the first quarter of 2007 the Company transferred approximately $16.0 billion in securities which were previously classified as available for sale to trading securities as part of the Company’s balance sheet management strategies. The decision to reclassify certain securities available for sale to trading assets was determined based on the characteristics of the security. The considerations included significantly altering the mix and size of the portfolio’s assets, reducing credit-related exposure, reducing low-yielding assets and efficient capital consumption, while maintaining the overall balance sheet duration target. Substantially all of the following security types were reclassified to trading assets: treasury notes, agency debentures, fixed-rate asset-backed securities, corporate bonds, and mortgage-backed securities (except for longer duration adjustable-rate and fixed-rate pass-through securities). During the second quarter of 2007, substantially all of the $16.0 billion of reclassified trading assets were sold and additional trading securities were purchased. The Company intends to maintain an active trading portfolio carried at fair value for balance sheet management purposes and will manage the potential market volatility of these securities with appropriate duration and/or hedging strategies.

Trading Assets and Liabilities	Table 3

(Dollars in millions) (Unaudited)	June 30 2007	December 31 2006

Trading Assets
U.S. government and agency securities	$9,531.8	$838.3
Corporate and other debt securities	398.0	409.0
Equity securities	322.2	2.3
Mortgage-backed securities	263.5	140.5
Derivative contracts	1,075.1	1,064.3
Municipal securities	282.2	293.3
Commercial paper	82.5	29.9
Securitization warehouses	958.7	-	[1]
Other securities	131.0	-

Total trading assets	$13,045.0	$2,777.6

Trading Liabilities
U.S. government and agency securities	$512.0	$382.8
Corporate and other debt securities	20.8	-
Equity securities	0.4	0.1
Mortgage-backed securities	26.9	-
Derivative contracts	1,596.2	1,251.2

Total trading liabilities	$2,156.3	$1,634.1

1 Prior to adopting SFAS No. 159, the balance of assets held in securitization warehouses as of December 31, 2006 was $869.0 million; $542.5 million of these assets were classified as loans held for sale and the remainder was included in the “U.S. government and agency securities” balance in trading assets.

Net Interest Income/Margin

Fully-taxable net interest income was $1,220.0 million for the second quarter of 2007, an increase of $30.0 million, or 2.5%, from the second quarter of 2006. The increase in net interest income was primarily the result of balance sheet management strategies implemented late in the first quarter of 2007 and during the second quarter of 2007. Lower yielding loans and available for sale securities were reclassified to loans held for sale and trading securities, respectively, and subsequently sold to enable a repositioning of the investment portfolio and a reduction in the higher cost funding supporting these assets. As a result, total earning assets declined $1.3 billion, or 0.8%, in the second quarter of 2007 compared to the second quarter of 2006.

During the second quarter of 2007, loans averaged $118.2 billion, a decline of $2.0 billion, or 1.6%, from the same period of 2006. This decline was a result of balance sheet management strategies over the past twelve months, including the sale of $5.9 billion in mortgage loans, $1.2 billion in student loans, and $1.9 billion in corporate loans. Average securities available for sale were $12.1 billion in the second quarter of 2007, a decrease of $13.5 billion from the second quarter of 2006. In the first quarter of 2007, approximately $16.0 billion of securities available for sale were reclassified to trading to more actively trade a significant portion of this portfolio and to reduce the overall size of the available for sale investments.

Average consumer and commercial deposits increased $0.8 billion or 0.8% in the second quarter of 2007, compared to the second quarter of 2006, with the increase primarily driven by the $3.3 billion increase in NOW account balances and $2.7 billion of growth in higher cost certificates of deposits, partially offset by lower money market accounts of $3.3 billion and demand deposits of $1.5 billion. The Company continues to pursue deposit growth initiatives aimed at product promotions, as well as increasing our presence in specific markets within our footprint.

The net interest margin increased 10 basis points from 3.00% in the second quarter of 2006 to 3.10% in the second quarter of 2007. The decline in average earning assets enabled a reduction in higher cost funding, thus improving the margin. The earning asset yield improved 37 basis points from 6.17% in the second quarter of 2006 to 6.54% in the second quarter of 2007, while the cost of interest-bearing liabilities increased 28 basis points from 3.82% to 4.10% for the periods ending the second quarter of 2006 and the second quarter of 2007, respectively.

This improvement in net interest margin was despite the continued flat yield curve. The Federal Reserve Bank Fed Funds rate averaged 5.25% for the second quarter of 2007, an increase of 34 basis points over the second quarter of 2006 average, and one-month LIBOR increased 16 basis points from the second quarter of 2006 to 5.32% in the second quarter of 2007. In contrast, the five-year swap averaged 5.25%, a decrease of 24 basis points over the second quarter 2006 average, and the ten-year swap rate decreased 21 basis points over the same time period to an average of 5.40% in the second quarter of 2007.

For the first six months of 2007, net interest income was $2,408.2 million, an increase of $18.8 million, or 0.8% from the first six months of 2006. The primary contributor to the increase was the 0.8% growth in earning assets, as the margin remained unchanged at 3.06% for the first six months of 2007 compared to 2006. Average earning assets increased $1.2 billion, or 0.8% during the first six months of 2007 compared to 2006 as increases in trading assets of $13.5 billion, loans of $1.6 billion and loans held for sale of $1.7 billion were partially offset by a decrease in investment securities of $15.3 billion. The earning asset yield improved 43 basis points from 6.08% for the six months ended June 30, 2006 to 6.51% for the six months ended June 30, 2007, while the cost of interest bearing liabilities over the same period increased 46 basis points. The changes in the balance sheet were the result of management’s strategies that began in the second quarter of 2006 and were accelerated in the first half of 2007, resulting in a stabilization of the margin from the six months ended 2006 to the same period of 2007.

Average consumer and commercial deposits increased $1.6 billion, or 1.7%, for the first six months of 2007 compared to the first six months of 2006. The increase was primarily due to growth in higher cost certificates of deposit of $4.0 billion and NOW accounts of $3.0 billion, partly offset by declines in money market accounts of $3.4 billion and demand deposits of $1.7 billion.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact on net interest margin of four basis points for the second quarter of 2007 and three basis points for the first six months of 2007 as nonaccrual loans increased $99.5 million, or 15.6%, from March 31, 2007 and $233.0 million, or 46.3%, from December 31, 2006. There was a negative impact of two and one basis points for the three and six months ended June 30, 2006, respectively. Table 4 contains more detailed information concerning average loans, yields and rates paid.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

Table 4

	Three Months Ended
	June 30, 2007			June 30, 2006
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$30,754.4	$493.2	6.42%	$34,348.0	$515.1	6.00%
Real estate construction	13,710.1	259.4	7.59	12,180.6	226.4	7.45
Real estate home equity lines	13,849.7	272.4	7.89	13,517.5	253.6	7.52
Real estate commercial	12,731.8	220.8	6.95	12,840.8	215.5	6.73
Commercial - FTE[2]	33,607.7	539.6	6.44	33,993.0	516.7	6.10
Credit card	403.7	5.9	5.80	307.0	4.6	5.96
Consumer - direct	4,347.5	78.2	7.21	4,251.1	75.9	7.16
Consumer - indirect	8,063.6	123.1	6.12	8,385.8	117.0	5.60
Nonaccrual and restructured	696.1	4.8	2.76	320.7	3.1	3.88

Total loans	118,164.6	1,997.4	6.78	120,144.5	1,927.9	6.44
Securities available for sale:
Taxable	11,014.3	167.7	6.09	24,621.2	294.8	4.79
Tax-exempt - FTE[2]	1,041.2	15.2	5.85	933.6	13.7	5.85

Total securities available for sale - FTE	12,055.5	182.9	6.07	25,554.8	308.5	4.83
Funds sold and securities purchased under agreements to resell	1,038.1	13.2	5.04	1,244.1	15.2	4.83
Loans held for sale	13,454.3	200.4	5.96	9,929.3	163.7	6.59
Interest-bearing deposits	24.1	0.3	5.74	27.0	0.3	4.73
Interest earning trading assets	12,857.6	174.3	5.44	1,989.1	28.7	5.78

Total earning assets	157,594.2	2,568.5	6.54	158,888.8	2,444.3	6.17
Allowance for loan and lease losses	(1,037.6)			(1,050.1)
Cash and due from banks	3,427.7			3,899.6
Premises and equipment	1,980.1			1,908.0
Other assets	14,646.8			14,660.1
Noninterest earning trading assets	986.6			909.7
Unrealized gains on securities available for sale	2,398.7			1,528.0

Total assets	$179,996.5			$180,744.1

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$20,065.8	$119.0	2.38%	$16,811.2	$67.0	1.60%
Money market accounts	21,773.3	142.0	2.62	25,091.3	163.4	2.61
Savings	4,786.7	14.8	1.24	5,161.0	16.2	1.26
Consumer time	16,942.3	190.5	4.51	15,471.7	146.7	3.80
Other time	11,962.4	144.5	4.85	10,779.1	114.8	4.27

Total interest-bearing consumer and commercial deposits	75,530.5	610.8	3.24	73,314.3	508.1	2.78
Brokered deposits	16,972.2	227.5	5.30	17,692.0	218.6	4.89
Foreign deposits	7,011.2	92.9	5.24	9,502.3	117.5	4.89

Total interest-bearing deposits	99,513.9	931.2	3.75	100,508.6	844.2	3.37
Funds purchased	3,967.7	52.2	5.21	4,402.3	54.2	4.87
Securities sold under agreements to repurchase	6,339.0	74.4	4.64	7,184.1	79.4	4.37
Other short-term borrowings	2,262.3	32.7	5.79	1,252.4	18.0	5.78
Long-term debt	19,772.4	258.0	5.24	18,438.0	258.5	5.62

Total interest-bearing liabilities	131,855.3	1,348.5	4.10	131,785.4	1,254.3	3.82
Noninterest-bearing deposits	22,395.8			23,858.0
Other liabilities	7,817.3			7,796.3
Shareholders’ equity	17,928.1			17,304.4

Total liabilities and shareholders’ equity	$179,996.5			$180,744.1

Interest Rate Spread			2.44%			2.35%

Net Interest Income - FTE [3]		$1,220.0			$1,190.0

Net Interest Margin			3.10%			3.00%

[1]

Interest income includes loan fees of $29.1 million and $28.6 million in the quarters ended June 30, 2007 and June 30, 2006, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $24.7 million and $21.2 million in the quarters ended June 30, 2007 and June 30, 2006, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that decreased net interest income $12.4 million and $25.6 million in the quarters ended June 30, 2007 and June 30, 2006, respectively.

Consolidated Daily Average Balances, Income/Expense and Average Yields
Earned and Rates Paid (Continued)	Table 4

	Six Months Ended
	June 30, 2007			June 30, 2006
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$32,412.5	$1,020.6	6.30%	$32,926.7	$971.5	5.90%
Real estate construction	13,571.0	512.1	7.61	11,652.0	422.0	7.30
Real estate home equity lines	13,794.2	540.6	7.90	13,454.1	488.7	7.33
Real estate commercial	12,780.9	441.0	6.96	12,810.8	419.9	6.61
Commercial - FTE[2]	33,819.1	1,075.2	6.41	33,531.3	999.5	6.01
Credit card	386.7	11.3	5.87	292.6	9.0	6.12
Consumer - direct	4,284.3	154.2	7.26	4,765.1	160.1	6.78
Consumer - indirect	8,114.8	245.1	6.09	8,468.9	232.2	5.53
Nonaccrual and restructured	667.0	9.2	2.80	312.6	7.2	4.67

Total loans	119,830.5	4,009.3	6.75	118,214.1	3,710.1	6.33
Securities available for sale:
Taxable	8,844.5	276.3	6.25	24,276.5	577.9	4.76
Tax-exempt - FTE[2]	1,040.0	30.5	5.86	925.1	27.1	5.85

Total securities available for sale - FTE	9,884.5	306.8	6.21	25,201.6	605.0	4.80
Funds sold and securities purchased under agreements to resell	1,022.3	26.1	5.08	1,187.4	27.2	4.55
Loans held for sale	12,336.0	374.1	6.07	10,640.5	341.6	6.42
Interest-bearing deposits	26.4	0.8	5.71	159.5	2.7	3.46
Interest earning trading assets	15,429.0	403.2	5.27	1,921.4	56.8	5.96

Total earning assets	158,528.7	5,120.3	6.51	157,324.5	4,743.4	6.08
Allowance for loan and lease losses	(1,044.0)			(1,044.0)
Cash and due from banks	3,473.6			3,977.4
Premises and equipment	1,990.5			1,889.7
Other assets	14,460.3			14,532.0
Noninterest earning trading assets	985.9			940.0
Unrealized gains on securities available for sale	2,352.2			1,570.2

Total assets	$180,747.2			$179,189.8

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$19,943.6	$235.0	2.38%	$16,905.1	$127.5	1.52%
Money market accounts	21,930.3	284.8	2.62	25,358.4	310.0	2.47
Savings	4,905.1	31.1	1.28	5,225.7	31.2	1.21
Consumer time	16,876.2	373.6	4.46	14,687.5	264.0	3.63
Other time	12,038.7	288.5	4.83	10,182.7	206.5	4.09

Total interest-bearing consumer and commercial deposits	75,693.9	1,213.0	3.23	72,359.4	939.2	2.62
Brokered deposits	17,925.1	478.3	5.31	16,576.1	391.4	4.70
Foreign deposits	7,416.1	195.8	5.25	9,353.9	219.3	4.66

Total interest-bearing deposits	101,035.1	1,887.1	3.77	98,289.4	1,549.9	3.18
Funds purchased	4,328.4	113.4	5.21	4,189.8	98.0	4.65
Securities sold under agreements to repurchase	6,552.4	154.0	4.67	7,025.5	147.8	4.18
Other short-term borrowings	2,011.8	58.7	5.88	1,557.8	43.2	5.59
Long-term debt	19,388.7	498.9	5.19	19,420.0	515.1	5.35

Total interest-bearing liabilities	133,316.4	2,712.1	4.10	130,482.5	2,354.0	3.64
Noninterest-bearing deposits	22,165.7			23,878.2
Other liabilities	7,440.3			7,650.3
Shareholders’ equity	17,824.8			17,178.8

Total liabilities and shareholders’ equity	$180,747.2			$179,189.8

Interest Rate Spread			2.41%			2.44%

Net Interest Income - FTE [3]		$2,408.2			$2,389.4

Net Interest Margin			3.06%			3.06%

[1]

Interest income includes loan fees of $56.6 million and $56.9 million for the six months ended June 30, 2007 and June 30, 2006, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $48.4 million and $41.6 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that decreased net interest income $24.8 million and $32.1 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

Noninterest Income

Noninterest income increased $279.2 million, or 31.9%, from the second quarter of 2006 to the second quarter of 2007 and increased $306.6 million, or 17.8%, from the first six months of 2006 to the first six months of 2007. Positively impacting noninterest income in the second quarter of 2007 were increases in net securities gains, mortgage related income, retail investment services, card fees and other income. These increases were partially offset by a decline in trading account profits and commissions and trust income in the second quarter of 2007 compared to the second quarter of 2006. Net securities gains increased approximately $230 million for the quarter as well as for the year to date period ended June 30, 2007, due to a $234.8 million pre-tax gain recognized on the sale of shares of The Coca-Cola Company in the second quarter of 2007. On a year to date basis, noninterest income was also positively impacted by the first quarter of 2007 $32.3 million pre-tax gain recognized upon the merger of Lighthouse Partners and a positive impact of $81.0 million within trading account profits and commissions, which was partially offset by a $42.2 million negative impact to mortgage production income, due to changes in the fair value of assets and liabilities the Company elected to record at fair value pursuant to the provisions of SFAS No. 159 and SFAS No. 157.

Combined mortgage related income increased $21.8 million, or 24.8%, from the second quarter of 2006. Mortgage production related income increased $7.7 million, or 13.7%, compared to the second quarter of 2006. This increase was primarily due to record mortgage production and loan sale volumes, the sale of nearly $3 billion in portfolio loans, and the election to record certain newly-originated mortgage loans held for sale at fair value and was partially offset by narrower secondary marketing margins. The impact of the adoption of SFAS No. 159 for certain mortgage loans held for sale resulted in the recognition of approximately $11.9 million in loan origination fees that would have been deferred under SFAS No. 91, and the acceleration of the recognition of servicing value net of the increased cost of hedging servicing value. Mortgage servicing income for the three months ended June 30, 2007 totaled $45.5 million, an increase of $14.1 million, or 45.0%, from the same period of the prior year. Mortgage servicing income increased primarily due to a larger servicing portfolio, and was partially offset by $5.6 million in lower gains from servicing asset sales compared to the second quarter of 2006.

Compared to the first six months of 2006, combined mortgage related income decreased $59.1 million, or 30.2%. This decrease was attributable to a $63.9 million, or 53.5%, decline in mortgage production related income, $42.2 million of which was due to the first quarter of 2007 adoption of the fair value accounting standards. This $42.2 million impact primarily related to the recording of the inception value for interest rate lock commitments related to mortgage loans anticipated to be held for sale. The remaining decline was attributable to lower secondary marketing margins and losses related to Alt-A loans. The year to date decrease in mortgage production related income was partially offset by a $4.8 million, or 6.3%, increase in mortgage servicing related income. This increase was due to a larger servicing portfolio and slightly lower amortization of servicing rights, and was substantially offset by $30.1 million of lower gains on sales of servicing assets for the six months ended June 30, 2007 compared to the six month period ended June 30, 2006. Loans serviced for others were $105.1 billion as of June 30, 2007 compared to $80.5 billion as of June 30, 2006.

Trust and investment management income decreased $11.2 million, or 6.4%, compared to the second quarter of 2006 and $5.0 million, or 1.4%, compared to the first six months of 2006. These declines were primarily due to the merger of Lighthouse Partners into Lighthouse Investment Partners in the first quarter of 2007 and to a lesser extent the sale of the corporate bond trustee business in the third quarter of 2006. Lighthouse Partners trust and investment income decreased $9.5 million compared to the second quarter of 2006 and $1.7 million compared to the first six months of 2006.

Retail investment services increased $13.4 million, or 22.8%, compared to the second quarter of 2006. Compared to the first six months of 2006, retail investment income increased $21.9 million, or 19.3%. The quarterly and year to date increases were driven by strong annuity sales. Card fees, which include fees from business credit cards and debit cards from consumers and businesses, increased $6.7 million, or 10.7%, compared to the second quarter of 2006. On a year to date basis, card fees increased $14.3 million, or 12.0%. The increase on a quarterly and year to date basis was primarily due to an increase in interchange fee income due to higher transaction volumes.

Trading account profits and commissions decreased $29.8 million, or 64.4%, compared to the second quarter of 2006 primarily due to market value adjustments on financial assets and liabilities carried at fair value and lower fixed income trading revenue. On a year to date basis, trading account profits and commissions increased $23.5 million, or 28.4%, primarily due to the $81.0 million benefit, including the related economic hedges, related to changes in the fair value of financial assets and liabilities under SFAS No. 159 recognized during the first quarter of 2007. This increase was offset by lower income related to fixed income trading and securitization activities.

Other income increased $36.6 million, or 50.2%, compared to the second quarter of 2006 and $30.1 million, or 20.1%, compared to the first six months of 2006. These increases were due to gains generated on private equity investments and structured leasing transactions primarily in the second quarter of 2007, including a $23.4 million gain on one private equity investment transaction. Net of related expenses, the pre-tax impact on income from the transaction totaled $19.3 million, or $12.0 million after-tax.

Noninterest Income	Table 5

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change[1]
(Dollars in millions) (Unaudited)	2007	2006		2007	2006
Service charges on deposit accounts	$196.8	$191.6	2.7	$385.9	$377.8	2.1
Trust and investment management income	164.6	175.8	(6.4)	338.9	343.9	(1.4)
Retail investment services	71.8	58.4	22.8	135.3	113.4	19.3
Other charges and fees	118.4	113.9	3.9	236.5	226.3	4.5
Investment banking income	62.0	60.5	2.5	112.2	112.3	(0.1)
Trading account profits and commissions	16.4	46.2	(64.4)	106.6	83.1	28.4
Card fees	68.6	61.9	10.7	132.8	118.5	12.0
Gain on sale upon merger of Lighthouse Partners	-	-	-	32.3	-	100.0
Mortgage production related income	64.3	56.6	13.7	55.7	119.6	(53.5)
Mortgage servicing related income	45.5	31.4	45.0	80.9	76.1	6.3
Other income	109.8	73.2	50.2	180.0	149.9	20.1
Net securities gains	236.4	5.9	NM	236.4	6.0	NM

Total noninterest income	$1,154.6	$875.4	31.9	$2,033.5	$1,726.9	17.8

NM-Not Meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest Expense

In January 2007, SunTrust announced a company-wide efficiency and productivity program named E2 Excellence in Execution designed to slow the rate of growth in operating expenses and provided funding for investment in selected high growth businesses. The Company expects the annual gross cost savings during the full year of 2009 to total approximately $530 million. The E2 initiative involves efficiency and productivity opportunities related to five areas: corporate real estate, supplier management, offshoring and outsourcing, process re-engineering and a structured organizational review. The E2 Efficiency and Productivity Program initiatives produced $51.8 million in cost savings for the second quarter of 2007, bringing the year to date cost savings to $80.6 million. The cost savings to date have primarily come from supplier management, offshoring/outsourcing, and process re-engineering initiatives. The program is expected to produce $181 million in gross cost savings for the full year of 2007, $350 million in 2008, and $530 million in 2009, representing over 10% of the Company’s current full-year expense base.

Expenses related to the implementation of the E2 program totaled approximately $26 million for the first six months of 2007, with approximately $12 million incurred in the second quarter. These amounts exclude severance costs. As our organizational review efforts become finalized during the third quarter of 2007, the estimated amount of severance costs will be solidified and recorded at that time.

Noninterest expense increased $37.1 million, or 3.1%, compared to the second quarter of 2006. Compared to the second quarter of 2006, total personnel expense increased $21.5 million, or 3.1%. The increase was primarily due to the Company’s election to record certain newly-originated mortgage loans held for sale at fair value during the second quarter of 2007, which contributed approximately $12.4 million to the increase in compensation expense, as origination costs associated with these loans are no longer deferred under this election. Higher incentive expense in Wealth and Investment Management, Mortgage and Corporate and Investment Banking lines of business also contributed to the quarter over quarter increase, and was due to increases in revenue-producing staff and increased revenue in the second quarter of 2007. Headcount decreased from 34,155 as of June 30, 2006, to 33,241 as of June 30, 2007 due to cost savings associated with the Company’s E2 Efficiency and Productivity Program. The modest increase in personnel expense was partially offset by a decrease in pension expense of $18.1 million from the second quarter of 2006 due to retirement plan changes implemented during the first quarter of 2007. See Note 8, “Employee Benefit Plans,” in the Notes to the Consolidated Financial Statements for more information related to the Company’s employee benefit plans.

Noninterest expense increased $46.6 million, or 1.9%, compared to the first six months of 2006. Compared to the first six months of 2006, total personnel expense increased $15.6 million, or 1.1%, primarily due to the same drivers as the quarter over quarter increase. In addition, employee benefits expense increased $11.6 million due to a curtailment loss related to changes in the other postretirement welfare plans recognized in the first quarter of 2007. This increase was partially offset by fewer temporary/contract personnel, less overtime and contract programming expense.

Equipment expense increased $5.7 million, or 11.9%, and $5.6 million, or 5.8%, for the three and six months ended June 30, 2007, respectively. This increase was primarily due to the increase in data processing equipment depreciation. Net occupancy expense increased $3.0 million, or 3.6%, compared to the second quarter of 2006 and increased $8.1 million, or 5.0%, compared to the first six months of 2006. These increases were driven by higher rent related to new offices and branches. Outside processing and software increased $2.3 million, or 2.3%, compared to the second quarter of 2006 and increased $7.1 million, or 3.7%, compared to the first six months of 2006 mainly due to higher processing costs associated with higher transaction volumes and higher software amortization and maintenance costs.

Marketing and customer development expense decreased $6.1 million, or 12.3%, compared to the second quarter of 2006, and decreased $3.0 million, or 3.3%, compared to the first six months of 2006. The decrease for the three months and six months ended June 30, 2007 was primarily related to the timing of various marketing initiatives. Consulting and legal expense decreased $6.3 million, or 21.1%, for the second quarter of 2007 and decreased $12.1 million, or 22.0%, for the first six months of 2007 compared to the same periods in 2006. The decrease was due to the completion of initiatives which were in place during the second quarter of 2006 to enhance the Company’s risk management processes. Noninterest expense was further impacted by a $5.0 million, or 18.6%, decrease in other staff expense for the three months ended June 30, 2007 and $2.7 million, or 5.2% decrease for the first six months of 2007. The decreases were primarily due to lower employee recruiting costs and travel costs compared to the three and six months ended June 30, 2006 partially offset by higher severance costs in the first quarter of 2007. Amortization of intangible assets decreased $1.0 million, or 3.8%, compared to the second quarter of 2006 and decreased $4.7 million, or 8.8%, compared to the first six months of 2006 due to lower core deposit intangible amortization. Communications expense increased $2.7 million, or 15.4% compared to the second quarter of 2006 and $5.0 million, or 14.3%, compared to the six months ended June 30, 2006.

These increases were primarily due to the IRS refund of the long-distance excise tax in second quarter of 2006 and an increase in data communication costs.

Other expense increased $17.3 million, or 21.5%, compared to the second quarter of 2006 and $25.6 million, or 14.8% compared to the first six months of 2006, primarily due to the reversal of a $10.9 million leverage lease-related reserve in the second quarter of 2006. Also, driving the increase in other expense was $10.5 million in additional operating losses incurred in the second quarter of 2007 primarily related to application fraud associated with mortgage loans primarily originated in the wholesale channel. The remainder of the increase was driven by the establishment of abandoned lease reserves during the second quarter of 2007, offset by corporate real estate gains from dispositions of $13.2 million and $17.4 million for the three and six months ended June 30, 2007, respectively.

The efficiency ratio was 52.7% and 56.0% for the three and six months ended June 30, 2007, compared to 58.8% and 59.3% for the same periods ended June 30, 2006, respectively. Excluding gain on sale of Coke stock, the efficiency ratio remained relatively consistent with the prior year at 58.5% in the second quarter of 2007 and 59.1% for the first six months of 2007.

Noninterest Expense	Table 6

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in millions) (Unaudited)	2007	2006		2007	2006
Employee compensation	$608.8	$573.0	6.3	$1,161.2	$1,129.5	2.8
Employee benefits	101.8	116.1	(12.3)	248.4	264.5	(6.1)

Total personnel expense	710.6	689.1	3.1	1,409.6	1,394.0	1.1
Outside processing and software	100.7	98.4	2.3	200.4	193.3	3.7
Net occupancy expense	84.7	81.7	3.6	170.9	162.8	5.0
Equipment expense	53.8	48.1	11.9	103.2	97.6	5.8
Marketing and customer development	43.3	49.4	(12.3)	89.0	92.0	(3.3)
Credit and collection services	28.2	25.2	11.9	51.6	49.5	4.1
Amortization of intangible assets	24.9	25.9	(3.8)	48.4	53.1	(8.8)
Consulting and legal	23.6	29.9	(21.1)	42.7	54.8	(22.0)
Other staff expense	21.7	26.7	(18.6)	47.1	49.8	(5.2)
Postage and delivery	22.9	23.3	(1.4)	46.4	46.6	(0.5)
Communications	19.8	17.1	15.4	40.2	35.2	14.3
Operating supplies	12.6	13.7	(7.7)	25.4	27.7	(8.5)
FDIC premiums	5.3	5.7	(7.1)	11.0	11.2	(1.7)
Other real estate income	1.5	(0.4)	NM	2.4	(0.3)	NM
Other expense	97.6	80.3	21.5	198.9	173.3	14.8

Total noninterest expense	$1,251.2	$1,214.1	3.1	$2,487.2	$2,440.6	1.9

Year-over-year growth rate	3.1%	3.5%		1.9%	5.8%
Efficiency ratio	52.7	58.8		56.0	59.3

NM-Not Meaningful. Those changes over 100 percent were not considered to be meaningful.

Income Taxes

The provision for income taxes includes both federal and state income taxes. The provision for income taxes was $312.6 for the second quarter of 2007, compared to $234.3 for the same period of the prior year. This represents a 31.4% effective tax rate for the second quarter of 2007 compared to 30.1% for the second quarter of 2006. The provision for income taxes was $542.3 million for the first six months of 2007, compared to $473.4 million for the same period of the prior year. This represents a 31.1% effective tax rate for the first six months of 2007 compared to 30.6% for the six months of 2006.

SunTrust adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $46.0 million, with offsetting adjustments to equity and goodwill. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. As of June 30, 2007, the Company’s cumulative unrecognized tax benefits amounted to $354.9 million, of which $293.1 million would affect the Company’s effective tax rate, if recognized, and the remaining $61.8 million of which is expected to impact goodwill, if recognized. Interest expense related to unrecognized tax benefits was $5.7 million and $11.0 million for the three and six months ended June 30, 2007, respectively. Cumulative unrecognized tax benefits included interest on an after-tax basis of $48.0 million as of June 30, 2007. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions; however, the Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the next twelve months. The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 1998 have been examined and the returns for tax years 1997 and 1998 are pending resolution at the Internal Revenue Service Appeals Division. The Company’s 1999 through 2004 Federal income tax returns are currently under examination by the Internal Revenue Service. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

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

Loans

Total loans as of June 30, 2007 were $118.8 billion, a decrease of $2.7 billion, or 2.2%, from December 31, 2006. The decrease was a result of an intentional reduction in the amount of mortgage production originated for the portfolio and the transfer of $4.1 billion of residential mortgages to loans held for sale in the first quarter of 2007. Commercial loans decreased $251.1 million, or 0.7%, from December 31, 2006, due to the sale of $1.9 billion of commercial loans in a structured asset transaction in the first quarter of 2007, offset by underlying loan growth in the second quarter of 2007. Loans held for sale, which predominantly consists of warehoused mortgage loans, increased $0.7 billion, or 5.8%, primarily due to the aforementioned transfer of $4.1 billion of mortgage loans, of which approximately $3 billion were sold during the second quarter of 2007.

Loan Portfolio by Types of Loans	Table 7

(Dollars in millions) (Unaudited)	June 30 2007	December 31 2006	% Change
Commercial	$34,362.8	$34,613.9	(0.7)
Real estate:
Home equity lines	14,303.7	14,102.7	1.4
Construction	14,417.9	13,893.0	3.8
Residential mortgages	30,759.2	33,830.1	(9.1)
Commercial real estate	12,416.3	12,567.8	(1.2)
Consumer:
Direct	4,391.7	4,160.1	5.6
Indirect	7,739.5	7,936.0	(2.5)
Credit card	396.6	350.7	13.1

Total loans	$118,787.7	$121,454.3	(2.2)

Loans held for sale	$12,474.9	$11,790.1	5.8

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $104.7 million in the second quarter of 2007, an increase of $52.9 million, or 102.1%, from the second quarter of 2006. The provision for loan losses was $16.5 million more than net charge-offs of $88.2 million for the second quarter of 2007, as the level of net charge-offs, nonperforming and delinquent loans has increased. The allowance for loan and lease losses decreased $11.5 million, or 1.1%, from the second quarter of 2006, primarily due to a $1.5 billion decrease in loans resulting from the Company’s balance sheet management strategies.

Net charge-offs for the second quarter of 2007 were $88.2 million, an increase of $59.1 million from the $29.1 million of net charge-offs recorded in the same period of the prior year. The increase in net charge-offs over the second quarter of 2006 was largely due to higher net charge-offs in home equity, residential mortgages, construction, and commercial loans. The increase in commercial loan net charge-offs was primarily related to several smaller commercial credits during the second quarter of 2007. The second quarter of 2006 represented unsustainably low net charge-off levels, and the 2007 activity reflects the trend towards historical normalization of net charge-off rates. In addition, the Company experienced a deterioration in certain segments of the consumer real estate market.

Provision for loan losses totaled $161.1 million for the six months ended June 30, 2007, an increase of $75.9 million, or 89.1%, compared to the same period of the prior year. The increase in provision was primarily attributable to the same factors that impacted the quarter over quarter increase. Net charge-offs for the six months ended June 30, 2007 were $151.1 million, an increase of $99.7 million, from the $51.4 million of net charge-offs recorded in the same period of the prior year. The increase in net charge-offs over the same period of 2006 was largely due to higher net charge-offs in home equity, residential mortgage, indirect, and commercial loans. The increase in commercial loan net charge-offs was primarily related to several smaller commercial credits during the second quarter of 2007.

SunTrust maintains an allowance for loan and lease losses that it believes is adequate to absorb probable losses in the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluations consider prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. In addition to the review of credit quality through ongoing credit review processes, the Company conducts a comprehensive allowance analysis for its credit portfolios on a quarterly basis. The SunTrust ALLL Committee has the responsibility of affirming the allowance methodology and assessing all of the risk elements in order to determine the appropriate level of allowance for the inherent losses in the portfolio at the point in time being reviewed.

The allowance methodology includes a component for collective loan impairment for pools of homogeneous loans with similar risk attributes; components for specifically identified loan and lease impairment; and an unallocated component related to inherent losses that are not otherwise evaluated in the other elements. The qualitative factors associated with the unallocated component are subjective and require a high degree of judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, economic uncertainty, losses incurred from recent events, and lagging or incomplete data. Relevant accounting guidance is used to identify and analyze the loan pools and larger individual loans for impairment. Numerous risk indicators are used to analyze the loan pools including current and historical credit quality results, internal credit risk ratings, industry or obligor concentrations, and external economic factors.

As of June 30, 2007 SunTrust’s ALLL totaled $1,050.4 million, or 0.88%, of total loans, compared to $1,044.5 million, or 0.86%, of total loans as of December 31, 2006. The increase in allowance was consistent with the increasing level of net charge-offs, nonperforming loans and delinquencies, especially in certain segments of the consumer real estate market.

The allowance as a percentage of total nonperforming loans decreased from 196.4% as of December 31, 2006 to 137.4% as of June 30, 2007. The key driver of this decline was the increase in nonperforming mortgage and home equity loans. The increase in residential mortgage and home equity nonperforming loans was driven by the maturation of this portfolio and the deterioration of credit quality in Alt-A mortgage loans and the home equity portfolio.

Summary of Loan Loss Experience	Table 8

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2007	2006	2007	2006
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,033.9	$1,039.2	$1,044.5	$1,028.1
Allowance associated with loans at fair value [1]	-	-	(4.1)	-
Provision for loan losses	104.7	51.8	161.1	85.2
Charge-offs
Commercial	(40.9)	(19.2)	(63.1)	(32.6)
Real estate:
Home equity lines	(24.4)	(5.5)	(40.3)	(11.3)
Construction	(1.5)	(0.1)	(2.1)	(0.2)
Residential mortgages	(19.6)	(6.4)	(33.9)	(12.7)
Commercial real estate	(0.7)	(2.3)	(1.0)	(3.3)
Consumer loans:
Direct	(5.4)	(5.4)	(11.2)	(11.6)
Indirect	(19.2)	(16.7)	(45.1)	(38.2)

Total charge-offs	(111.7)	(55.6)	(196.7)	(109.9)

Recoveries
Commercial	5.5	6.6	11.3	13.7
Real estate:
Home equity lines	2.3	1.8	3.5	3.7
Construction	0.2	0.7	0.4	0.8
Residential mortgages	1.6	2.1	3.0	4.4
Commercial real estate	0.2	0.6	0.2	4.0
Consumer loans:
Direct	2.6	3.0	5.0	6.6
Indirect	11.1	11.7	22.2	25.3

Total recoveries	23.5	26.5	45.6	58.5

Net charge-offs	(88.2)	(29.1)	(151.1)	(51.4)

Balance - end of period	$1,050.4	$1,061.9	$1,050.4	$1,061.9

Average loans	$118,164.6	$120,144.5	$119,830.5	$118,214.1
Quarter-end loans outstanding	118,787.7	120,243.1
Ratios:
Allowance to quarter-end loans	0.88%	0.88%
Allowance to nonperforming loans	137.4	324.5
Allowance to net charge offs (annualized)	3.0x	9.1x	3.4x	10.2x
Net charge-offs to average loans (annualized)	0.30%	0.10%	0.25%	0.09%
Provision to average loans (annualized)	0.36	0.17	0.27	0.15
Recoveries to total charge-offs	21.0	47.6	23.2	53.2

[1]	Amount removed from the allowance for loan losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

Nonperforming Assets

Nonperforming assets totaled $872.8 million as of June 30, 2007, an increase of $279.0 million, or 47.0%, as compared to December 31, 2006. The increase was primarily driven by a $224.9 million, or 78.4%, increase in nonperforming residential mortgage and home equity loans driven by the maturation of this portfolio and the deterioration of the credit quality in Alt-A mortgage and home equity loans, of which a majority are well-collateralized or insured.

Nonperforming home equity lines totaled $67.2 million at June 30, 2007. The increase in home equity nonperforming loans was primarily in home equity lines with loan to value ratios (“LTV”) greater than 90%. While some of these loans were originated through our traditional channels, others were purchased through acquisition. Neither the originated nor the acquired portfolios are subprime. The average combined LTV of the total home equity line portfolio is approximately 75% with nearly 25% of the portfolio in the first lien position. Approximately 20% of the portfolio has combined LTVs greater than 90%, and the remainder of the portfolio has LTVs in the 60%-90% range.

Nonperforming residential real estate loans are collateralized by one–to-four family properties, and a portion of the loans’ risk may be mitigated by mortgage insurance. The Company applies rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Since early 2006, the Company has tightened the underwriting standards applicable to many of the residential loan products offered and typically does not originate subprime loans.

The total Alt-A portfolio loans, which consist of loans with lower documentation standards, were approximately $1.7 billion as of June 30, 2007, representing less than 1.5% of our total loan portfolio and slightly more than 5% of our residential mortgage portfolio. Approximately $260 million of this portfolio was nonperforming at June 30, 2007. At June 30, 2007, the Alt-A portfolio was comprised of approximately 61% in first lien positions and 39% in second lien positions. The weighted average loan-to-value of the first lien positions was 76% and the weighted average FICO score was 701. For the second lien positions the weighted average combined LTV was 97% and the weighted average FICO score was 685. The Company extensively utilized insurance on the loans with combined LTVs over 80%, and 83% of the second lien Alt-A portfolio is insured. Insured loans are subject to industry standard representations and warranties. In addition, the insured loans are subject to a maximum loss claim paid on a pooled basis of 10% on prime loans and 15% on Alt-A loans. SunTrust discontinued originating first lien Alt-A product to place on our balance sheet in June 2006 and originates a small amount for placement in the secondary market with more restrictive credit guidelines. The Company has eliminated second lien Alt-A production entirely.

Nonperforming loans as of June 30, 2007 included $736.8 million of nonaccrual loans and $27.8 million of restructured loans, the latter of which consists mostly of a group of consumer workout loans.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended June 30, 2007 and 2006, this amounted to $4.8 million and $3.1 million, respectively. During the first six months of 2007 and 2006, this amounted to $9.3 million and $7.2 million, respectively. For the three months ended June 30, 2007 and 2006, estimated interest income of $17.6 million and $7.7 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms. For the first six months of 2007 and 2006, estimated interest income of $33.4 million and $14.6 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more increased by $97.5 million from December 31, 2006 to $449.0 million as of June 30, 2007, primarily in student and residential mortgage categories.

Nonperforming Assets	Table 9
(Dollars in millions) (Unaudited)	June 30 2007	December 31 2006	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$91.9	$106.8	(13.9)
Real estate:
Construction	77.9	38.6	101.7
Residential mortgages	511.6	286.7	78.4
Commercial real estate	44.2	55.4	(20.2)
Consumer loans	11.2	16.3	(31.1)

Total nonaccrual loans	736.8	503.8	46.3
Restructured loans	27.8	28.0	(0.6)

Total nonperforming loans	764.6	531.8	43.8
Other real estate owned (“OREO”)	100.9	55.4	82.1
Other repossessed assets	7.3	6.6	9.6

Total nonperforming assets	$872.8	$593.8	47.0

Ratios:
Nonperforming loans to total loans	0.64%	0.44%
Nonperforming assets to total loans plus OREO and other repossessed assets	0.73	0.49

Accruing loans past due 90 days or more	$449.0	$351.5

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is SunTrust’s primary market risk, and mainly arises from the structure of the balance sheet. SunTrust is also exposed to market risk in its trading activities, mortgage servicing rights, loan warehouse and pipeline, debt carried at fair value and equity holdings of The Coca-Cola Company common stock. The Asset/Liability Management Committee (“ALCO”) meets regularly and is responsible for reviewing the interest-rate sensitivity position of the Company and establishing policies to monitor and limit exposure to interest rate risk. The policies established by ALCO are reviewed and approved by the Company’s Board of Directors.

Market Risk from Non-Trading Activities

The primary goal of interest rate risk management is to control exposure to interest rate risk, both within policy limits approved by the Board and within narrower guidelines established by ALCO. These limits and guidelines reflect SunTrust’s tolerance for interest rate risk over both short-term and long-term horizons.

The major sources of the Company’s non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. SunTrust measures these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, as well as duration gap analysis.

One of the primary methods that SunTrust uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit customers in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project net interest income under various interest rate scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, spread narrowing and widening, and yield curve twists. Each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

In 2007, SunTrust updated its deposit repricing assumptions and the base case yield curve from which sensitivity analysis is derived (now the implied forward curve). Further, the sensitivity is now measured as a percentage change in net interest income due to an instantaneous 100 basis point move instead of a gradual 100 basis point move. Instantaneous shifts are more robust and better illustrate sensitivities. Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2007	March 31, 2007

+100	0.3%	(0.4%)
-100	(0.7%)	0.0%

The March 31, 2007 and June 30, 2007 net interest income sensitivity profiles include the adoption of SFAS No. 157 and SFAS No. 159. Specifically, the net interest payments from $6.8 billion of receive fixed swaps are now reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and be recorded as an increase in trading account profits and commissions. The recognition of interest rate sensitivity from a financial reporting perspective is different from the economic perspective due to the election of fair value accounting for these interest rate swaps. As indicated, an immediate 100 basis point change, in either direction, would leave net interest income relatively unchanged.

SunTrust also performs valuation analysis to discern levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a two year time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as Economic Value of Equity (“EVE”). The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate maturity deposit portfolios.

Rate Change (Basis Points)	Estimated % Change in EVE
	June 30, 2007	March 31, 2007

+100	(6.2%)	(4.8%)
-100	3.5%	2.1%

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

A portion of the Company’s active trading activities are designed to support customer requirements through its broker-dealer subsidiary. Product offerings to customers include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities. Typically, SunTrust maintains a securities inventory to facilitate customer transactions. However, in certain businesses, such as derivatives, it is more common to execute customer transactions utilizing simultaneous risk-managing transactions with other dealers. Also in the normal course of business, the Company assumes a degree of market risk in arbitrage, hedging, and other strategies, subject to specified limits.

SunTrust has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum loss from a trading position, given a specified confidence level and time horizon. VaR limits and exposures are monitored daily for each significant trading portfolio. The Company’s VaR calculation measures the potential losses in fair value using a 99% confidence level. This means that, on average, losses are expected to exceed VaR two or three times per year. The VaR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity.

The estimated average combined Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each desk) was $10.8 million during the three months ended June 30, 2007 and $23.1 million during the three months ended March 31, 2007. Trading assets net of trading liabilities averaged $10.9 billion during the three months ended June 30, 2007 and $17.5 billion during the three months ended March 31, 2007. The estimated combined period-end Undiversified VaR was $10.3 million as of June 30, 2007 and $23.4 million as of March 31, 2007. Trading assets net of trading liabilities were $12.2 billion as of June 30, 2007 and $19.9 billion as of March 31, 2007.

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based deposits, the Company’s largest and most cost-effective source of funding, accounted for 62.9% of the funding base on average for the second quarter of 2007 compared to 62.6% for the fourth quarter of 2006. Average customer based deposits were higher by $0.7 billion compared to the fourth quarter of 2006. Increases in rates, improved economic activity and confidence in the financial markets may lead to disintermediation of deposits, which may need to be replaced with higher cost borrowings in the future.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $56.1 billion as of June 30, 2007 compared to $56.1 billion as of December 31, 2006.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and Fed funds, totaled $30.3 billion as of June 30, 2007 compared to $30.8 billion as of December 31, 2006. This decrease was largely attributed to lower asset balances associated with the balance sheet restructuring.

The Company maintains access to a diversified base of wholesale funding sources. These sources include Fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of June 30, 2007, SunTrust Bank had $12.6 billion remaining under its Global Bank Note program, although such program does not represent a commitment by any particular investors to purchase the Company’s notes. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of June 30, 2007, the Parent Company had $2.2 billion in such sources compared to short-term debt of $2.0 billion. The Parent Company also had $900 million of remaining authorization from the Board for the issuance of debt or other securities as of June 30, 2007.

As detailed in Table 10 – “Unfunded Lending Commitments”, the Company had $88.2 billion in unused lines of credit as of June 30, 2007 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $12.4 billion in letters of credit as of June 30, 2007, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.2 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of June 30, 2007, the Company was in compliance with all covenants and provisions of these debt agreements.

As of June 30, 2007, the Company’s cumulative unrecognized tax benefits amounted to $354.9 million, including $48.0 million of interest on an after-tax basis. These unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in the Company’s tax returns and the benefits recognized and measured in accordance with FIN 48. The unrecognized tax benefits are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from the Company’s normal, operating cash flows, likely over multiple years.

Other Market Risk

Other sources of market risk include the risk associated with holding residential and commercial mortgage loans prior to selling them into the secondary market, commitments to customers to make mortgage loans that will be sold to the secondary market, and the Company’s investment in Mortgage Servicing Rights. The Company manages the risks associated with the residential and commercial mortgage loans classified as held for sale (i.e., the warehouse) and its interest rate lock commitments (“IRLCs”) on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable-rate single family residential and commercial real estate loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 90-150 days. The Company manages interest rate risk predominantly with interest rate swaps and forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouses and the IRLCs. Certain of the derivatives used to manage interest rate risk on the warehouse are designated in fair value hedging relationships under SFAS No. 133 or through economic hedges not qualifying for hedge accounting under SFAS No. 133. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are not designated in SFAS No. 133 hedge accounting relationships.

The most significant financial impact of adopting the provisions of SFAS No. 157 was related to valuing mortgage loan commitments. The valuation of these loan commitments includes assumptions related to the amount of commitments that ultimately result in closed loans. Under SFAS No. 157, the full value of these loan commitments, excluding servicing value, is recognized at the loan commitment date; however, prior accounting requirements under EITF 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” precluded the recognition of a portion of the loan commitment’s value and was deferred until the loans underlying the commitments were ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of certain components of the commitment’s value.

MSRs are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of the MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs asset for the potential impairment risk; however, it does employ a balanced business strategy using the natural counter-cyclicality of servicing and production, and may employ other financial instruments, including economic hedges, to manage the performance of the business.

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 43.7 million shares of common stock of The Coca-Cola Company, which had a carrying value of $2.3 billion as of June 30, 2007. A 10% decrease in share price of The Coca-Cola Company common stock as of June 30, 2007 would result in a decrease, net of deferred taxes, of approximately $142 million in accumulated other comprehensive income.

Unfunded Lending Commitments	Table 10

(Dollars in millions) (Unaudited)	June 30 2007	December 31 2006
Unused lines of credit
Commercial	$40,794.1	$40,764.3
Mortgage commitments[1]	10,486.0	28,232.1
Home equity lines	20,258.3	18,959.8
Commercial real estate	7,292.3	7,187.0
Commercial paper conduit	7,680.0	8,022.3
Credit card	1,695.4	1,519.7

Total unused lines of credit	$88,206.1	$104,685.2

Letters of credit
Financial standby	$11,920.5	$12,540.6
Performance standby	295.8	334.0
Commercial	170.5	123.4

Total letters of credit	$12,386.8	$12,998.0

[1]	Includes $4.7 billion and $6.2 billion in interest rate locks accounted for as derivatives as of June 30, 2007 and December 31, 2006, respectively.

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

Derivative hedging instrument activities are as follows:

Derivatives Hedging	Table 11

	Notional Amounts[1]
(Dollars in millions)(Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2006	$5,800	$12,532	$18,332
Additions	1,500	2,550	4,050
Maturities	-	(1,500)	(1,500)

Balance, June 30, 2006	$7,300	$13,582	$20,882

Balance, January 1, 2007	$7,000	$6,088	$13,088
Additions	8,600	7,400	16,000
Maturities	(2,600)	(2,100)	(4,700)
Terminations	(500)	(400)	(900)
Dedesignations	-	(3,823)	(3,823)

Balance, June 30, 2007	$12,500	$7,165	$19,665

1Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. The hedging activity for the Company’s mortgage loans held for sale is excluded from this table. As of June 30, 2007 and 2006, the notional amounts of mortgage derivative contracts totaled $3.1 billion and $5.4 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end user:

Risk Management Derivative Financial Instruments[1]	Table 12

	As of June 30, 2007
(Dollars in millions)(Unaudited)	Notional Amount	Gross Unrealized Gains [5]	Gross Unrealized Losses [5]	Accumulated Other Comprehensive Income [7]	Average Maturity in Years
Asset Hedges
Cash flow hedges

Interest rate swaps [2]	$12,500	$2	($136)	($83)	2.72
Fair value hedges

Forward contracts [3]	3,149	32	(3)	-	0.07

Total asset hedges	$15,649	$34	($139)	($83)	2.19

Liability Hedges
Cash flow hedges
Interest rate swaps and options [4]	$7,165	$32	($1)	$19	0.97

Total liability hedges	$7,165	$32	($1)	$19	0.97

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [6]	$3,207	$-	$-	$7	1.77

Total terminated/dedesignated hedges	$3,207	$-	$-	$7	1.77

[1]	Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133.

Certain other derivatives which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. All interest rate swaps have resets of six months or less.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents forward contracts designated as fair value hedges of closed fixed-rate mortgage loans which are held for sale.
[4]	Represents interest rate swaps and options designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.
[5]	Represents the change in fair value of derivative financial instruments from inception to June 30, 2007 less accrued interest receivable or payable.
[6]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $7.3 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

[7]

At June 30, 2007, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $56.4 million, net of income taxes. Of this net-of-tax amount, a $63.7 million loss represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $7.3 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of June 30, 2007, $6.1 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

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

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Forward contracts are designated as fair value hedges of closed mortgage loans which are held for sale.
[4]	Represents interest rate swaps and options designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB Advances and other variable rate debt.
[5]	Represents interest rate swaps designated as fair value hedges of senior notes, subordinated notes and FHLB Advances.
[6]	Represents the change in fair value of derivative financial instruments from inception to December 31, 2006 less accrued interest receivable or payable.
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

The following table presents the contract/notional amount and credit risk amount of all the Company’s derivative positions:

Table 13

	At June 30, 2007			At December 31, 2006
	Contract or Notional Amount		Credit Risk Amount	Contract or Notional Amount		Credit Risk Amount
(Dollars in millions) (Unaudited)	End User	For Customers		End User	For Clients
Derivatives contracts
Interest rate contracts
Swaps	$25,272	$69,563	$739	$17,231	$61,055	$679
Futures and forwards	49,542	14,863	-	14,766	11,450	-
Options	6,900	12,675	-	6,750	9,605	-

Total interest rate contracts	81,714	97,101	$739	38,747	82,110	679
Interest rate lock commitments	4,654	-	-	6,173	-	-
Equity contracts	-	10,526	282	-	11,459	270
Foreign exchange contracts	2,199	5,930	200	1,360	4,922	145
Other derivative contracts	965	1	-	979	26	3

Total derivatives contracts	$89,532	$113,558	$1,221	$47,259	$98,517	$1,097

Credit-related arrangements
Commitments to extend credit	$83,552		$83,552	$98,512		$98,512
Standby letters of credit and similar arrangements	12,387		12,387	12,998		12,998

Total credit-related arrangements	$95,939		$95,939	$111,510		$111,510

Total credit risk amount			$97,160			$112,607

Operational Risk Management

SunTrust faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, security risks and legal risk, the potential for operational and reputational loss has increased significantly.

SunTrust believes that effective management of operational risk plays a major role in both the level and the stability of the profitability of the institution. Operational risk is the risk of monetary loss resulting from inadequate or failed internal processes, people and systems, or from external events. To meet the demands of today’s business risk environment, SunTrust has established a corporate level Operational Risk Management function, headed by the Chief Risk Officer, to implement an effective operational risk management program that will reduce the risk of operational losses and enhance shareholder value.

The Chief Risk Officer also oversees the Operational Risk Forum, a communications group disseminating operational risk information to the Risk Managers for the Lines of Business and Functions of the Company, and providing feedback to corporate risk management and executive risk committees on risk-related strategies and issues.

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

The Company and SunTrust Bank (the “Bank”) are subject to a minimum Tier 1 Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of June 30, 2007, the Company had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.49%, 10.67%, and 7.11%, respectively. This compares to ratios as of December 31, 2006 of 7.72%, 11.11%, and 7.23%, respectively. SunTrust is committed to remaining well capitalized. The decline is primarily due to the reduction of opening retained earnings related to the adoptions of SFAS No. 157 and SFAS No. 159, as well as FIN 48 and FSP FAS 13-2. In addition, the accelerated share repurchase discussed below reduced total shareholder’s equity by approximately $800 million.

On May 31, 2007, SunTrust entered into an accelerated share repurchase (“ASR”) agreement with a global investment bank to purchase $800 million (gross of settlement costs) of SunTrust’s common stock. On June 7, 2007, the global investment bank delivered to SunTrust 8,022,254 shares of SunTrust common stock, which is the minimum number of shares that are required to be delivered to SunTrust under the ASR. In addition, the global investment bank could be required to deliver up to 1,691,176 additional shares to SunTrust at the expiration of the ASR term, without additional payment by SunTrust. The number of additional shares to be delivered generally will be based on the volume weighted average share price of SunTrust’s common stock during the term of the ASR, subject to the maximum number of shares established during a hedge period.

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

During the first quarter of 2007, SunTrust adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 “Accounting for Income Taxes.” The adoption of this standard resulted in a reduction of total equity of $41.9 million. In addition, effective January 1, 2007 SunTrust adopted FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” The adoption of this standard resulted in a reduction of total equity of $26.3 million.

On February 13, 2007 the Company amended its retirement benefits plans, supplemental benefits plans and its other postretirement welfare plans. These amendments resulted in a remeasurement of the plans obligations and increased retained earnings by $79.7 million.

During the third and fourth quarters of 2006, in connection with planned capital restructurings, the Company replaced higher cost capital with $500 million of Series A perpetual preferred stock, $500 million of preferred purchase securities and $1 billion of enhanced trust preferred securities. The perpetual preferred stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. In conjunction with the issuance of the preferred purchase securities, $500 million of 5.588% junior subordinated debentures with a 36 year initial maturity were issued. The junior subordinated debt will be remarketed after five years and the Company can defer interest on the debentures for up to seven years. Also, the Company entered into a forward purchase contract which provides for the issuance of $500 million of preferred stock following the successful remarketing of the junior subordinated debt, but in any case no later than December 15, 2012. The preferred stock will be callable immediately after issuance at the option of the Company. In conjunction with the issuance of the enhanced trust preferred securities, $1 billion of 6.10% junior subordinated debentures were issued that initially mature in 2036.

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

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors and assesses capital needs based on expected growth and the current economic climate. In the first six months of 2007, the Company repurchased 9,295,968 shares for $853.4 million compared to 1,535,000 shares for $108.6 million repurchased in the first six months of 2006. As of June 30, 2007, the Company was authorized to purchase up to an additional 2,470,777 shares under publicly announced plans or programs. The number of shares which the Company may repurchase as of June 30, 2007 is reduced by the number of shares which will be delivered to the Company at the expiration of the May 2007 ASR, which is expected to occur in August 2007, and cannot be computed at this time.

The Company declared and paid common dividends totaling $259.1 million during the second quarter of 2007, or $0.73 per common share, on net income available to common shareholders of $673.9 million. The dividend payout ratio was 38.4% in the second quarter of 2007 versus 40.9% in the second quarter of 2006. In the first six months of 2007 the Company declared common dividends totaling $518.9, or $1.46 per share, on net income available to common shareholders of $1,187.8 million. The dividend payout ratio was 43.7% for the first six months of 2007 versus 41.2% for the first six months of 2006. Total book value per common share increased from $47.85 as of June 30, 2006 to $48.33 as of June 30, 2007.

Capital Ratios	Table 14

(Dollars in millions) (Unaudited)	June 30 2007	December 31 2006
Tier 1 capital	$12,120.2	$12,524.7
Total capital	17,260.2	18,024.9
Risk-weighted assets	161,753.8	162,236.7
Risk-based ratios:
Tier 1 capital	7.49%	7.72%
Total capital	10.67	11.11
Tier 1 leverage ratio	7.11	7.23
Total shareholders’ equity to assets	9.63	9.78

VARIABLE INTEREST ENTITIES AND OFF-BALANCE SHEET ARRANGEMENTS

See Note 9, “Variable Interest Entities,” and Note 10, “Guarantees,” in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a detailed discussion of SunTrust’s off-balance sheet arrangements.

BUSINESS SEGMENTS

The Company has five primary lines of business (“LOBs”): Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In this section, the Company discusses the performance and financial results of its business segments. For more financial details on business segment disclosures, see Note 13 – “Business Segment Reporting” in the Notes to the Consolidated Financial Statements.

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

Corporate and Investment Banking

CIB serves issuer clients in the middle and large corporate markets. In addition to a large diversified client base, CIB is focused on these key industry sectors: business services, consumer and retail, financial services and technology, energy and healthcare. CIB provides an extensive range of investment banking products and services, including mergers and acquisitions services, capital raising in debt and equity markets, financial risk management, asset securitization and market making in cash securities and derivative instruments. These investment banking products and services are provided to CIB’s issuer clients, Commercial clients and Wealth and Investment Management clients. CIB also offers traditional lending, leasing, treasury management services and institutional investment management to its clients. In addition, CIB serves investor clients through proprietary product flow in fixed income and equity markets, secondary trading capabilities and equity research.

Mortgage

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and the Company’s captive reinsurance subsidiary (Twin Rivers Insurance Company, formerly Cherokee Insurance Company).

Wealth and Investment Management

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (“PWM”) (brokerage and individual wealth management), Asset Management Advisors, or (“AMA”), and Institutional Investment Management and Administration.

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

For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•

Net interest income - All net interest income is presented on a fully taxable-equivalent basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched-maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched-maturity funds mismatch is generally attributable to the corporate balance sheet management strategies.

•

Provision for loan losses - Represents net loan charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

•

Provision for income taxes - Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the fully taxable-equivalent gross up on tax-exempt assets, tax adjustments and credits that are unique to each business segment. The difference between the calculated provision for income taxes at the segment level and the consolidated provision for income taxes is reported in Reconciling Items.

The Company continues to augment its internal management reporting methodologies. Currently, the LOBs’ financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the LOBs’ financial performance. The internal allocations include the following:

•

Operational Costs – Expenses are charged to the LOBs based on various statistical volumes multiplied by activity based cost rates. As a result of the activity based costing process, planned residual expenses are also allocated to the LOBs. The recoveries for the majority of these costs are in the Corporate Other and Treasury LOB.

•

Support and Overhead Costs – Expenses not directly attributable to a specific LOB are allocated based on various drivers (e.g., number of full-time equivalent employees and volume of loans and deposits). The recoveries for these allocations are in the Corporate Other and Treasury LOB.

•	Sales and Referral Credits – LOBs may compensate another LOB for referring or selling certain products. The majority of the revenue resides in the LOB where the product is ultimately managed.

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. The Company will reflect these changes in the current period and will update historical results.

Reconciling Items

Because the business segment results are presented based on management accounting practices, the transition to Generally Accepted Accounting Principles creates differences which are reflected in Reconciling Items. Reconciling Items includes capital and various eliminations and management reporting differences such as the residual derived from matched-maturity funds transfer pricing and the difference between provision for loan losses and net charge-offs.

The following analysis details the operating results for each line of business for the three and six months ended June 30, 2007 and 2006. Prior periods have been restated to conform to the current period’s presentation.

Net Income	Table 15

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2007	2006	2007	2006
Retail	$158,946	$183,971	$320,127	$354,813
Commercial	100,628	107,141	198,778	210,649
Corporate and Investment Banking	66,084	62,378	109,347	119,383
Mortgage	42,127	61,931	49,628	139,612
Wealth and Investment Management	53,335	57,496	120,711	104,403
Corporate Other and Treasury	143,820	24,782	190,278	43,873
Reconciling Items	116,491	46,303	213,858	102,796

Average Loans and Deposits	Table 16

	Three Months Ended June 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2007	2006	2007	2006
Retail	$31,579,084	$30,437,883	$68,743,828	$69,539,701
Commercial	33,258,483	32,821,777	14,275,554	13,641,334
Corporate and Investment Banking	15,234,660	16,394,765	2,779,900	2,999,145
Mortgage	29,447,549	32,009,078	2,378,640	1,843,188
Wealth and Investment Management	8,026,076	8,063,724	9,869,892	9,158,372
Corporate Other and Treasury	644,629	428,477	23,801,280	27,312,012

	Six Months Ended June 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2007	2006	2007	2006
Retail	$31,409,677	$30,839,730	$69,015,114	$68,384,403
Commercial	33,056,392	32,219,821	14,257,189	13,680,130
Corporate and Investment Banking	15,752,200	16,197,153	2,789,906	3,337,324
Mortgage	30,906,163	30,478,394	2,086,942	1,644,671
Wealth and Investment Management	8,110,682	8,106,158	9,827,249	9,158,801
Corporate Other and Treasury	631,169	387,609	25,248,813	26,066,860

Retail

Three Months Ended June 30, 2007 vs. 2006

Retail’s net income for the second quarter of 2007 was $158.9 million, a decrease of $25.0 million, or 13.6%, compared to the second quarter of 2006. The decrease was primarily the result of lower net interest income and higher net charge-offs partially offset by higher noninterest income.

Net interest income decreased $10.0 million, or 1.7%, driven by the continued shift in deposit mix to higher-rate deposit products and a $795.9 million, or 1.1%, decline in average deposits. Specifically, increases in higher-cost time deposits and certain NOW account products were more than offset by declines in lower-cost money market and demand deposit balances, as customer preferences continue to favor higher-yielding deposit products. Net interest income was also negatively impacted by a $1.2 billion, or 67.8%, decrease in average loans held for sale, as Retail has strategically decreased exposure in relatively low spread, third-party student loans. Positively impacting net interest income was a $1.1 billion, or 3.7%, increase in average loans driven by growth in home equity, business banking, and newly-originated student loans. These increases were partially offset by a decrease in indirect auto loans.

Provision for loan losses increased $29.7 million reflecting normalization of the credit cycle from historically low net charge-offs experienced in the first half of 2006 in addition to the negative impact from deterioration in certain segments of the consumer real estate market. The increase compared to the second quarter of 2006 was most pronounced in home equity products.

Total noninterest income increased $1.9 million, or 0.7%, from the second quarter of 2006. This increase was driven primarily by increases in interchange income driven by higher transaction volume and increases in service charges on deposit accounts due to higher collection rates. These increases were partially offset by a decrease in gains on sales of student loans.

Total noninterest expense increased $2.6 million, or 0.5%, from the second quarter of 2006. Increases in personnel expense related to investments in the branch distribution network and business banking were partially offset by a decrease in amortization of core deposit intangibles.

Six Months Ended June 30, 2007 vs. 2006

Retail’s net income for the six months ended June 30, 2007 was $320.1 million, a decrease of $34.7 million, or 9.8%, compared to the same period in 2006. The decrease was primarily the result of lower net interest income and higher net charge-offs.

Net interest income decreased $9.1 million, or 0.8%, driven by the continued shift in deposit mix to higher-rate deposit products. Average deposits increased $630.7 million, or 0.9%, as increases in higher-cost time deposits and certain NOW account products were partially offset by declines in lower-cost money market and demand deposit balances, as customer preferences continue to favor higher-yielding deposit products. Net interest income was also negatively impacted by a $1.0 billion, or 58.0%, decrease in average loans held for sale, as Retail has strategically decreased exposure in relatively low spread, third-party student loans. Positively impacting net interest income was a $569.9 million, or 1.8%, increase in average loans driven by growth in home equity and business banking loans. These increases were partially offset by a decrease in indirect auto and student loans.

Provision for loan losses increased $55.0 million reflecting normalization of the credit cycle from historically low net charge-offs experienced in the first half of 2006 in addition to the negative impact from deterioration in certain segments of the consumer real estate market. The increase compared to the first half of 2006 was most pronounced in home equity products.

Total noninterest income increased $3.4 million, or 0.6%. This increase was driven primarily by increases in interchange income driven by higher transaction volume and increases in service charges on deposit accounts due to higher collection rates. These increases were partially offset by a decrease in gains on sales of student loans.

Total noninterest expense decreased $4.8 million, or 0.4%. Decreases in amortization of core deposit intangibles, new loan production expense, and shared corporate expenses were partially offset by an increase in personnel expense related to investments in the branch distribution network and business banking.

Commercial

Three Months Ended June 30, 2007 vs. 2006

Commercial’s net income for the second quarter of 2007 was $100.6 million, a decrease of $6.5 million, or 6.1%. The decrease was primarily driven by lower net interest income partially offset by higher noninterest income.

Net interest income decreased $12.6 million, or 5.2%, as the continued shift in deposit mix to higher-rate products decreased net interest income $11.4 million. The compression in deposit spreads was primarily due to a decrease in demand deposits, as customers redeployed liquidity in the current rate environment to higher-yielding NOW account and off-balance sheet sweep products. Total average deposits increased $634.2 million, or 4.6%, as increases in institutional and government deposits were partially offset by decreases in lower-cost demand deposits and money market accounts. Average loans increased $436.7 million, or 1.3%, resulting in a $0.6 million increase in net interest income. The average loan growth was most prominent in construction and commercial lending products.

Provision for loan losses increased $1.1 million compared to the second quarter of 2006.

Total noninterest income increased $3.4 million, or 4.8%, driven by increases in service charges on deposit accounts and other miscellaneous income, partially offset by a decrease in business credit card income.

Total noninterest expense decreased $2.6 million, or 1.5%. Decreases in various discretionary expenses, credit and collection services expenses, and shared corporate expenses were partially offset by increased Affordable Housing-related expenses.

Six Months Ended June 30, 2007 vs. 2006

Commercial’s net income for the six months ended June 30, 2007 was $198.8 million, a decrease of $11.9 million, or 5.6%. The decrease was primarily driven by lower net interest income partially offset by higher noninterest income and lower noninterest expense.

Net interest income decreased $20.2 million, or 4.2%, as the continued shift in deposit mix to higher-rate deposit products decreased net interest income $20.7 million. The compression in deposit spreads was primarily due to a decrease in demand deposits, as customers redeployed liquidity in the current rate environment to higher-yielding NOW account and off-balance sheet sweep products. Total average deposits increased $577.1 million, or 4.2%, as increases in institutional and government deposits were partially offset by decreases in lower-cost demand deposits and money market accounts. Average loans increased $836.6 million, or 2.6%, resulting in a $3.7 million increase in net interest income. The average loan growth was most prominent in construction lending products.

Provision for loan losses increased $5.2 million, or 92.9%, compared to the same period in 2006. The increase was most prominent in several smaller commercial loans.

Total noninterest income increased $3.3 million, or 2.4%, driven by increases in service charges on deposits, other miscellaneous income, and higher BankCard and capital markets referral revenue, partially offset by a decrease in business credit card income.

Total noninterest expense decreased $4.2 million, or 1.2%. Decreases in various discretionary expenses, credit and collection services expenses, and shared corporate expenses were partially offset by increased Affordable Housing-related expenses.

Corporate and Investment Banking

Three Months Ended June 30, 2007 vs. 2006

Corporate and Investment Banking’s net income for the second quarter of 2007 was $66.1 million, an increase of $3.7 million, or 5.9%. The increase was primarily driven by higher noninterest income, partially offset by higher noninterest expense and net charge-offs.

Net interest income decreased $3.8 million, or 6.6%, due to a decrease in average loans and compression of deposit spreads. Average loan balances decreased $1.2 billion, or 7.1%, as the impact of a $1.9 billion structured asset sale of corporate loans in the first quarter of 2007 was partially offset by growth in corporate banking loans and lease financing assets. Average deposits decreased $219.2 million, or 7.3%, driven by lower demand deposits. Partially offsetting the decline in net interest income due to decreased loans and deposits was an increase driven by capital markets trading assets at improved spreads.

Provision for loan losses increased to $14.6 million from a net recovery of $0.4 million. The increase was mainly related to several smaller corporate banking and leasing loans.

Total noninterest income increased $39.9 million, or 25.0%, mainly driven by private equity investment gains and syndication, primary bond, structured leasing, derivative trading and securitization activities. One private equity investment transaction generated a $23.4 million gain, and net of related expenses, the pre-tax impact on income was $19.3 million. This increase was partially offset by lower fixed income trading revenue.

Total noninterest expense increased $15.2 million, or 13.0%, driven by increased incentive-based compensation due to increased revenue and the reversal of the leveraged lease-related reserve in the second quarter of 2006. This increase was partially offset by lower shared corporate expenses.

Six Months Ended June 30, 2007 vs. 2006

Corporate and Investment Banking’s net income for the six months ended June 30, 2007 was $109.3 million, a decrease of $10.0 million, or 8.4%. The decrease was primarily due to a decrease in net interest income and higher net charge-offs, partially offset by growth in noninterest income.

Net interest income decreased $19.2 million, or 15.4%, as a decrease in average loans and compression of deposit spreads resulted in a $16.7 million decline in net interest income. Average loan balances decreased $445.0 million, or 2.7%, as the impact of a $1.9 billion structured asset sale of corporate loans in the first quarter of 2007 was partially offset by growth in corporate banking loans and lease financing assets. Average deposits decreased $547.4 million, or 16.4%, as a result of lower demand deposit balances and a reduction in certain bid-category products the business elected not to bid on due to their high cost in relation to alternative funding sources. This led to net interest income compression from deposits of $3.6 million. Positively impacting net interest income was an increase in capital markets trading assets at improved spreads.

Provision for loan losses increased to $16.9 million from a net recovery of $0.8 million. The increase was mainly related to several smaller corporate banking and leasing loans.

Total noninterest income increased $29.1 million, or 9.2%, mainly driven by private equity investment gains and primary bond and syndication activities. One private equity investment transaction generated a $23.4 million gain, and net of related expenses, the pre-tax impact on income was $19.3 million. These increases were partially offset by lower income from fixed income trading, equity offerings, M&A, and securitization activities.

Total noninterest expense increased $8.2 million, or 3.3%, driven by increased incentive-based compensation due to increased revenue and the reversal of the leveraged lease-related reserve in the second quarter of 2006. This increase was partially offset by lower shared corporate expenses.

Mortgage

Three Months Ended June 30, 2007 vs. 2006

Mortgage’s net income for the second quarter of 2007 was $42.1 million, a decrease of $19.8 million, or 32.0%, compared to the second quarter of 2006. The decline was driven by narrower secondary market margins, losses associated with prior Alt-A product originations, lower income from sales of servicing assets, and higher volume-related expense. Positively impacting net income were higher fee income from record production, record loan sales, and a larger servicing portfolio.

Net interest income decreased $13.9 million, or 9.3%, driven primarily by decreases in average loans held for investment and compression of loan spreads which resulted in an $18.3 million decline in net interest income. Average loans, primarily residential mortgage and residential construction loans, declined $2.6 billion, or 8.0%, due to balance sheet management strategies initiated in the second half of 2006 and accelerated in the first half of 2007. Average loans held for sale increased $4.9 billion, or 65.3%, however, due to compressed spreads, net interest income declined $0.6 million. The increase in average loans held for sale was primarily due to the first quarter transfer of $4.1 billion of portfolio loans to the held for sale category. Average deposits were up $0.5 billion, or 29.1%, due to growth in escrow balances associated with higher servicing balances and positively impacted net interest income $7.1 million.

Provision for loan losses increased $10.9 million due to higher Alt-A loan charge-offs. The Company is no longer originating Alt-A products for the held for investment portfolio.

Total noninterest income increased $36.6 million, or 36.5%, due to higher mortgage production and servicing income. The $5.5 million increase in mortgage production income was driven by record production and loan sale volumes, partially offset by narrower secondary marketing margins, largely attributable to prior Alt-A production. Production volume of $18.0 billion was an increase of 19.5% and sales volumes of $14.2 billion was an increase of 45.7% over the second quarter of 2006. Mortgage production income was also impacted by the election in May 2007 to record certain newly-originated mortgage loans held for sale at fair value under the provisions of SFAS 159, in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing of recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been deferred and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at time of origination. For the three months ended June 30, 2007 approximately $11.9 million in loan origination fees and approximately $12.4 million in loan origination costs were recognized due to this fair value election. The servicing value, which had been recorded at the time the loan was sold, is now included in the fair value of the loan and recognized at origination of the loan. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in the overall change in mortgage production income. Mortgage servicing income increased $14.0 million, or 45.4%, primarily due to higher servicing fee income derived from a larger serving portfolio, partially offset by lower gains from servicing asset sales. At June 30, 2007, total loans serviced were $150.5 billion, up $29.0 billion, or 23.9%, from June 30, 2006. Other noninterest income was up $17.1 million due to higher insurance income and hedge gains associated with loans held at fair value.

Total noninterest expense was up $44.2 million, or 28.9%. The second quarter of 2007 expense level included the impact of the Company’s election to record certain newly-originated mortgage loans held for sale at fair value. Under this election, costs associated with the origination of mortgage loans held for sale are recognized at the point of origination and amounted to approximately $12.4 million for the second quarter of 2007. Prior to the fair value election, these costs were deferred at origination and recognized as part of the gain/loss in noninterest income at the point of sale to the investor. Also driving the higher expense level was an increase in expense associated with record production volumes and operating losses incurred in the second quarter related to application fraud. The application fraud primarily relates to customer misstatements of income and/or assets on Alt-A products originated in prior periods.

Six Months Ended June 30, 2007 vs. 2006

Mortgage’s net income for the six months ended June 30, 2007 was $49.6 million, a decline of $90.0 million or 64.5%. The decline was the result of narrower secondary market margins, losses associated with prior Alt-A product originations, lower income from sales of servicing assets, and higher volume-related expense. Positively impacting net income was improved fee income from higher production volumes, higher sales volumes, and a larger servicing portfolio.

Net interest income decreased $32.0 million, or 10.7%, due to lower income on portfolio loans and loans held for sale. Net interest income on loans was reduced $17.0 million and net interest income on loans held for sale was reduced $19.5 million due to spread compression resulting from higher short-term interest rates. Average loans increased $0.4 billion, or 1.4%, and average loans held for sale increased $2.9 billion, or 34.7%. The increase in loans held for sale was primarily due to the first quarter 2007 transfer of $4.1 billion of portfolio loans to loans held for sale. Average deposits increased $0.4 billion, or 26.9%, due to higher escrow balances associated with higher servicing balances and positively impacted net interest income $11.9 million.

Provision for loan losses increased $18.3 million due to higher Alt-A loan charge-offs. The Company is no longer originating Alt-A products for the held for investment portfolio.

Total noninterest income declined $45.3 million, or 20.5%, due to lower mortgage production income, slightly offset by higher mortgage servicing income. Mortgage production income declined $71.2 million, or 59.1%, as the benefits from higher production and loan sale volumes were more than offset by lower secondary marketing margins and losses on Alt-A loans originated in prior periods. Loan production was $32.8 billion, up $6.2 billion, or 23.3%, and loan sales to investors were $27.3 billion, up $7.3 billion, or 36.2%. Servicing income increased $4.7 million, or 6.2%, due to higher servicing fee income derived from a larger servicing portfolio and slightly lower amortization of servicing rights. This increase was substantially offset by lower gains on sales of servicing assets from the same period in 2006. Other noninterest income was up $21.3 million due to higher insurance income and hedge gains on loans carried at fair value.

Total noninterest expense was up $50.7 million, or 17.0%, due partly to the Company’s election to record certain newly-originated mortgage loans held for sale at fair value, under which certain loan origination costs previously deferred are now recognized at time of origination. Also driving the higher expense level was higher expense associated with stronger production volumes and operating losses related to application fraud. The application fraud primarily relates to customer misstatements of income and/or assets on Alt-A products originated in prior periods.

Wealth and Investment Management

Three Months Ended June 30, 2007 vs. 2006

Wealth and Investment Management’s net income for the second quarter of 2007 was $53.3 million, a decrease of $4.2 million, or 7.2%, compared to the second quarter of 2006. The decrease was primarily driven by the impact of the merger of Lighthouse Partners into Lighthouse Investment Partners in the first quarter of 2007, the sale of the corporate bond trustee business in the third quarter of 2006, and lower net interest income, partially offset by strong growth in retail investment income and lower noninterest expense.

Net interest income decreased $4.2 million, or 4.7%, due primarily to a shift in deposit mix to higher-cost products as customer preferences continue to favor higher-yielding deposit products. Average deposits increased $0.7 billion, or 7.8%, due an increase in higher-cost NOW accounts and time deposits, partially offset by declines in lower-cost demand and money market deposits. Average loans decreased slightly as a result of lower consumer mortgages and commercial real estate balances, partially offset by growth in personal credit lines.

Provision for loan losses increased $2.2 million primarily due to higher home equity net charge-offs.

Total noninterest income decreased $2.1 million, or 0.8%, primarily driven by a decline in trust revenue from the Lighthouse Partners merger and the sale of the corporate bond trustee business. Retail investment income increased $13.6 million, or 23.8%, due to higher recurring and transactional revenue, with annuity sales exhibiting particular strength.

Total noninterest expense decreased $1.4 million, or 0.6%, primarily driven by decreased expenses resulting from the Lighthouse Partners merger and a reduction in shared corporate costs, partially offset by increased intangible amortization and staff expenses.

End of period assets under management were approximately $139.1 billion compared to $135.0 billion as of the same period last year. Approximately $5.4 billion of Lighthouse Partners assets were merged into Lighthouse Investment Partners and were not included in the June 30, 2007 total. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $249.9 billion, which includes $139.1 billion in assets under management, $60.3 billion in non-managed trust assets, $42.5 billion in retail brokerage assets, and $7.9 billion in non-managed corporate trust assets. Approximately $21.2 billion in non-managed corporate trust assets were sold in the third quarter of 2006 as a result of the corporate bond trustee transaction.

Six Months Ended June 30, 2007 vs. 2006

Wealth and Investment Management’s net income for the six months ended June 30, 2007 was $120.7 million, an increase of $16.3 million, or 15.6%, compared to the same period in 2006. The growth was driven primarily by a gain on sale upon the merger of Lighthouse Partners into Lighthouse Investment Partners and increased retail investment income, partially offset by lower net interest income and higher noninterest expenses.

Net interest income decreased $5.1 million, or 2.8%, as the continued shift in deposit mix to higher-cost products compressed deposit spreads, decreasing net interest income $5.3 million. Average deposits increased $0.7 billion, or 7.3%, due to increases in higher-cost NOW account products and time deposit balances, partially offset by decreases in lower-cost demand and money market deposits. Average loans increased slightly with most growth coming in consumer loans, partially offset by a decline in residential mortgages.

Provision for loan losses increased $3.1 million primarily due to higher home equity net charge-offs.

Total noninterest income increased $44.1 million, or 9.0%, primarily driven by a $32.3 million gain on sale upon merger of Lighthouse Partners. Additionally, retail investment income increased due to higher recurring and transactional revenue, mainly attributable to annuity sales. Trust income decreased due to the merger of Lighthouse Partners and the sale of the corporate bond trustee business.

Total noninterest expense increased $11.4 million, or 2.3%. Growth was primarily attributable to increases in staff and intangible amortization expenses, partially offset by a decrease in shared corporate expenses.

Corporate Other and Treasury

Three Months Ended June 30, 2007 vs. 2006

Corporate Other and Treasury’s net income for the second quarter of 2007 was $143.8 million, an increase of $119.0 million compared to the second quarter of 2006 and was mainly driven by the $145.6 million after-tax gain on sale of Coke stock.

Net interest income decreased $18.4 million, or 61.6%. This was mainly due to a reduction in the size of investment portfolio as a result of the balance sheet management strategies. Total average assets decreased $7.5 billion, or 23.4%, mainly due to a reduction in the size of the investment portfolio designed to reduce the Company’s reliance on wholesale funding sources and increase the capacity to fund future loan growth. Total average deposits decreased $3.5 billion, or 12.9%, mainly due to decrease in brokered and foreign deposits of $3.8 billion that resulted from the wholesale funding reduction.

Provision for loan losses remained at substantially the same level as the prior period.

Total noninterest income increased $199.9 million driven by the $234.8 million pre-tax gain on sale of Coke stock, partially offset by a $21.4 million decrease in trading income due to negative market value adjustments on certain assets and liabilities carried at fair value.

Total noninterest expense decreased $20.1 million compared to the second quarter of 2006 demonstrating the impact the E2 Efficiency and Productivity Program had on controlling expense growth. This decline was mainly due to a reduction in total staff expenses in support functions, as well as reduced advertising and consulting expenses.

Six Months Ended June 30, 2007 vs. 2006

Corporate Other and Treasury’s net income for the six months ended June 30, 2007 was $190.3 million, an increase of $146.4 million compared to the same period in 2006 and was mainly driven by the $145.6 million after-tax gain on sale of Coke stock.

Net interest income decreased $35.5 million. This was mainly due to a reduction in the size of investment portfolio as a result of balance sheet management strategies. Total average assets decreased $4.5 billion, or 14.4%, mainly due to the reduction in the size of the investment portfolio related to the balance sheet management strategies. Total average deposits decreased $0.8 billion, or 3.1%, mainly due to a decrease in brokered and foreign deposits also attributable to the balance sheet management strategies.

Provision for loan losses increased $0.6 million, or 25.7%.

Total noninterest income increased $271.8 million driven by the $234.8 million pre-tax gain on sale of Coke stock and a $53.0 million increase in trading profits driven by net positive market value adjustments on certain assets and liabilities carried at fair value.

Total noninterest expense decreased $13.8 million, or 40.2%, demonstrating the impact the E2 Efficiency and Productivity Program had on controlling expense growth. This decline was mainly due to a reduction in total staff expenses in support functions, as well as reduced advertising and consulting expenses.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies and they have a significant impact on the financial statements. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. The Company’s accounting and reporting policies are in accordance with US GAAP, and they conform to general practices within the financial services industry. The Company has established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of the Company’s current accounting policies that are considered to involve significant management judgment. Additional significant accounting policies are described in detail in Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the Company’s estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The ALLL is determined based on management’s assessment of reviews and evaluations of larger loans that meet the Company’s definition of impairment and the size and current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the loan portfolio.

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

The Company’s financial results are affected by the changes and absolute level of the ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL and the associated provision for loan losses. Such an adjustment could materially affect net income. For additional discussion of the allowance for loan and lease losses see the “Allowance for Loan and Lease Losses” and “Provision for Loan Losses” sections.

Estimates of Fair Value

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available for sale and trading securities, loans held for sale accounted for at fair value, long-term debt accounted for at fair value and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107. Examples of these non-recurring uses of fair value include loans held for sale accounted for at the lower of cost or market, mortgage servicing rights, goodwill, intangible assets and long-lived assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. If observable market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data such as the Company’s own data.

In instances where required by US GAAP, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations, MSRs and residual interests from Company-sponsored securitizations. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The Company provides disclosure of the key economic assumptions used to measure MSRs and residual interests and a sensitivity analysis to adverse changes to these assumptions in Note 11, “Securitization Activity/Mortgage Servicing Rights,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. The fair values of MSRs are based on discounted cash flow analyses. A detailed discussion of key variables, including the discount rate, used in the determination of retirement and other postretirement obligations is in Note 16, “Employee Benefit Plans,” in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 8, “Employee Benefit Plans,” in this second quarter of 2007 Form 10-Q.

Fair values for investment securities, long-term debt carried at fair value, and most derivative financial instruments are based on independent, third-party market prices, or if market prices are not available are based on the market prices of similar instruments. Additionally, the Company has developed an internal, independent price verification function that tests valuations received from third parties. The fair values of loans are typically based on securities prices of similar instruments and when appropriate include reductions to account for costs that would be incurred to transform a loan into a security when sold. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

Estimates of fair value are also required when performing an impairment analysis of goodwill, intangible assets and long-lived assets. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of SunTrust’s reporting units, management uses discounted cash flow models which require assumptions about growth rates of the reporting units and the cost of equity. To the extent that adequate data is available, other valuation techniques relying on market data may be incorporated into the estimate of a reporting unit’s fair value. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the amount that is most representative of fair value. For long-lived assets, including intangible assets subject to amortization, an impairment loss should be recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the market value of the assets. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations at pages 63-72 for a discussion of market risk.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Below we supplement and revise the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as previously supplemented in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Such risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

The Company revised one risk factor and added two additional risk factors.

The Company revised the risk factor under the heading “We rely on other companies to provide key components of our business infrastructure,” to better describe the scope of items for which we rely upon others. As revised, the risk factor is as follows:

We rely on other companies to provide key components of our business infrastructure. Third parties provide key components of our business infrastructure such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. We may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt the operations or increase the costs of doing business.

The Company added the following risk factors:

Weakness in residential property values and mortgage loan markets could adversely affect us. Recent weakness in the secondary market for residential lending could have an adverse impact upon our profitability. Pricing may change rapidly impacting the value of loans in our warehouse and our portfolio. This has been most pronounced in subprime and Alt-A lending. We attempt to mitigate the direct effect of such risks by limiting the number of loans that we make to borrowers with low credit scores (except for Community Reinvestment Act loans), by seeking to minimize the combined loan-to-value ratios of loans held in our portfolio, and in certain cases by requiring private mortgage insurance. We are also streamlining our process to sell loans to minimize the time held in our loan warehouse. In December, 2006, we ceased originating 1st Lien Alt-A loans for our own portfolio. Furthermore, we ceased originating any 2nd lien Alt-A loans in March, 2007 and have tightened credit standards for many products over the past year. Nevertheless, no assurances can be given that such efforts will be successful or that we will not suffer indirect results.

Also, the effects of recent mortgage market challenges, combined with the ongoing correction in real estate markets, could result in further price reductions in single family home prices and a lack of liquidity in refinancing markets. These factors could adversely impact the quality of our residential construction and residential mortgage portfolio in various ways, including creating discrepancies in value between the original appraisal and the value at time of sale, and by decreasing the value of the collateral for our mortgage loans.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition. When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. Recently, we have received an increased number of repurchase and indemnity demands from purchasers as a result of borrower fraud and early borrower payment defaults. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective nor impact risk associated with loans sold in the past. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2007:

	Common Stock						Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs [3,4]		Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	12,662	$83.14	-		11,766,745		-	-	-	-
February 1-28	20,425	86.27	-		11,766,745		-	-	-	-
March 1-31	619,862	82.71	615,514	[4]	11,151,231		-	-	-	-

Total first quarter 2007	652,949	$82.83	615,514				-	-	-	-

April 1-30	182,812	$84.74	175,000		10,976,231		-	-	-	-
May 1-31	496,895	84.86	483,200		10,493,031		-	-	-	-
June 1-30	8,034,836	87.20	8,022,254	[4]	2,470,777	[5]	-	-	-	-

Total second quarter 2007	8,714,543	$87.02	8,680,454				-	-	-	-

Total year-to-date 2007	9,367,492	$86.72	9,295,968				-	-	-	-

[1]

On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

[2]

This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the six months ended June 30, 2007, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 12,662 shares in January, 2007 at an average price per share of $83.14; 20,425 shares in February, 2007 at an average price per share of $86.27; 4,348 shares in March, 2007 at an average price per share of $85.30; 7,812 shares in April, 2007 at an average price per share of $84.64; 13,695 shares in May, 2007 at an average price per share of $88.61; 12,582 shares in June, 2007 at an average price per share of $87.25.

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

[4]

In August 2006, the Board authorized the Company to repurchase up to an additional $1 billion or 13,333,334 shares of the Company’s Common Stock, under which authority the Company repurchased 9,926,589 shares during 2006 under an Accelerated Share Repurchase Agreement (“ASR”). The 3,406,745 shares remaining under the August 2006 authorization, combined with 8,360,000 shares remaining under Board authorization from April 2006, left the Company with authorization to repurchase up to 11,766,745 shares as of January 1, 2007. The Company completed the aforementioned ASR with the repurchase of 615,514 shares during the first quarter of 2007 and repurchased an additional 8,022,254 shares under an ASR announced in the Company’s 8-K filing on June 7, 2007.

[5]

Pursuant to the ASR described in the June 7, 2007 8-K, the Company may receive up to 1,691,176 additional shares at the expiration of the ASR without additional payment. The number of additional shares generally will be based on the volume weighted average share price of SunTrust’s common stock during the term of the ASR, subject to the maximum number of shares established during the hedge period of the ASR. The number of shares which the Company may repurchase on June 30, 2007 is reduced by the number of shares which will be delivered at the expiration of the ASR, which number cannot be computed at this time.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 17, 2007. The Company reported the actions taken by the shareholders and the voting results for each item acted upon in Item 7.01 of a Current Report on Form 8-K furnished with the Commission on April 17, 2007.

Item 5.  OTHER INFORMATION

(a) None.

(b) None.

Item 6.  EXHIBITS

Exhibit	Description	Sequential Page Number

3.1

Amended and Restated Articles of Incorporation of the Registrant effective November 14, 1989, as amended effective as of April 24, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed March 26, 1999), as amended effective April 18, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 filed May 15, 2000), as amended September 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2006), as amended October 23, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed October 24, 2006), and as amended effective April 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2007).

*

3.2	Bylaws of the Registrant, as amended effective April 17, 2007 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed April 17, 2007).	*

31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

*	incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of August, 2007.

SunTrust Banks, Inc.
(Registrant)

/s/Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)