Form 10-Q
period 2007-09-30
SUNTRUST BANKS INC
filed 2007-11-07
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes    ☐                    No    ☒

At October 31, 2007, 348,154,240 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year 2007.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data) (Unaudited)	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$2,017,051	$1,991,940	$5,987,839	$5,668,659
Interest and fees on loans held for sale	155,642	188,002	529,773	529,577
Interest and dividends on securities available for sale
Taxable interest	150,033	256,491	364,736	771,091
Tax-exempt interest	10,764	9,988	32,197	29,066
Dividends[1]	29,735	30,371	91,399	93,708
Interest on funds sold and securities purchased under agreements to resell	11,130	14,309	37,254	41,470
Interest on deposits in other banks	269	328	1,019	3,064
Trading account interest	140,668	34,060	543,002	90,654

Total interest income	2,515,292	2,525,489	7,587,219	7,227,289

Interest Expense
Interest on deposits	914,282	956,106	2,801,416	2,505,994
Interest on funds purchased and securities sold under agreements to repurchase	93,625	142,190	360,971	387,963
Interest on trading liabilities	3,433	2,714	12,089	10,269
Interest on other short-term borrowings	33,645	14,189	83,664	49,848
Interest on long-term debt	278,119	258,898	777,048	774,039

Total interest expense	1,323,104	1,374,097	4,035,188	3,728,113

Net Interest Income	1,192,188	1,151,392	3,552,031	3,499,176
Provision for loan losses	147,020	61,568	308,141	146,730

Net interest income after provision for loan losses	1,045,168	1,089,824	3,243,890	3,352,446

Noninterest Income
Service charges on deposit accounts	213,939	194,262	599,818	572,092
Trust and investment management income	175,242	173,717	514,180	517,617
Retail investment services	71,064	55,544	206,392	168,974
Other charges and fees	120,730	113,347	357,225	339,677
Investment banking income	47,688	47,046	159,844	159,342
Trading account profits and commissions	(31,187)	20,404	75,451	103,461
Card fees	70,450	64,916	203,225	183,460
Mortgage production related income	12,950	50,336	68,617	169,952
Mortgage servicing related income	57,142	36,633	138,072	112,744
Net gain on sale of Bond Trustee business	-	112,759	-	112,759
Gain on sale upon merger of Lighthouse Partners	-	-	32,340	-
Other noninterest income	80,130	81,783	260,080	231,582
Net securities gains/(losses)	991	(91,816)	237,423	(85,854)

Total noninterest income	819,139	858,931	2,852,667	2,585,806

Noninterest Expense
Employee compensation	580,743	560,389	1,741,946	1,689,903
Employee benefits	97,022	113,933	345,432	378,457
Outside processing and software	105,132	98,699	305,538	292,038
Net occupancy expense	87,626	85,613	258,533	248,367
Equipment expense	51,532	50,249	154,764	147,804
Marketing and customer development	46,897	35,932	135,928	127,956
Amortization of intangible assets	24,820	25,792	73,266	78,922
Loss on extinguishment of debt	9,800	-	9,800	-
Other noninterest expense	287,673	234,892	753,229	682,636

Total noninterest expense	1,291,245	1,205,499	3,778,436	3,646,083

Income before provision for income taxes	573,062	743,256	2,318,121	2,292,169
Provision for income taxes	152,898	207,668	695,230	681,052

Net income	420,164	535,588	1,622,891	1,611,117
Preferred stock dividends	7,526	-	22,408	-

Net Income Available to Common Shareholders	$412,638	$535,588	$1,600,483	$1,611,117

Net income per average common share
Diluted	$1.18	$1.47	$4.52	$4.42
Basic	1.19	1.48	4.57	4.46
Average common shares - diluted	349,592	365,121	354,244	364,322
Average common shares - basic	346,150	361,805	350,501	361,009
[1]Includes dividends on common stock of The Coca-Cola Company	$14,843	$14,963	$46,077	$44,888
See notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	September 30 2007	December 31 2006
Assets
Cash and due from banks	$4,162,456	$4,235,889
Interest-bearing deposits in other banks	29,684	21,810
Funds sold and securities purchased under agreements to resell	968,553	1,050,046
Trading assets	9,566,806	2,777,629
Securities available for sale[1]	15,243,133	25,101,715
Loans held for sale (loans at fair value: $5,681,549 at September 30, 2007)	8,675,427	11,790,122
Loans	120,748,413	121,454,333
Allowance for loan and lease losses	(1,093,691)	(1,044,521)

Net loans	119,654,722	120,409,812
Premises and equipment	1,879,945	1,977,412
Goodwill	6,912,110	6,889,860
Other intangible assets	1,327,060	1,181,984
Customers’ acceptance liability	25,223	15,878
Other assets	7,412,110	6,709,452

Total assets	$175,857,229	$182,161,609

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$20,857,240	$22,887,176
Interest-bearing consumer and commercial deposits	77,976,812	76,888,712

Total consumer and commercial deposits	98,834,052	99,775,888
Brokered deposits (CDs at fair value: $189,513 as of September 30, 2007; $97,370 as of December 31, 2006)	14,188,886	18,150,059
Foreign deposits	2,836,775	6,095,682

Total deposits	115,859,713	124,021,629
Funds purchased	1,512,054	4,867,591
Securities sold under agreements to repurchase	5,548,486	6,950,426
Other short-term borrowings	2,971,761	2,062,636
Long-term debt (debt at fair value: $6,859,983 as of September 30, 2007)	22,661,381	18,992,905
Acceptances outstanding	25,223	15,878
Trading liabilities	1,906,002	1,634,097
Other liabilities	7,465,362	5,802,841

Total liabilities	157,949,982	164,348,003

Preferred stock, no par value (liquidation preference of $100,000 per share)	500,000	500,000
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,709,002	6,627,196
Retained earnings	10,897,059	10,541,152
Treasury stock, at cost, and other	(1,821,360)	(1,151,269)
Accumulated other comprehensive income	1,251,968	925,949

Total shareholders’ equity	17,907,247	17,813,606

Total liabilities and shareholders’ equity	$175,857,229	$182,161,609

Common shares outstanding	348,073,971	354,902,566
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	5,000
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	22,504,427	15,675,832

[1]Includes net unrealized gains on securities available for sale	$2,391,606	$2,103,362

See notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$-	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	-	-	-	-	1,611,117	-	-	1,611,117
Other comprehensive income:
Change in unrealized gain on derivatives, net of taxes	-	-	-	-	-	-	26,052	26,052
Change in unrealized gains on securities, net of taxes	-	-	-	-	-	-	213,797	213,797
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	824	824

Total comprehensive income	-	-	-	-	-	-	-	1,851,790
Common stock dividends, $1.83 per share	-	-	-	-	(663,654)	-	-	(663,654)
Issuance of preferred stock	500,000	-	-	(7,300)	-	-	-	492,700
Exercise of stock options and stock compensation element expense	-	2,596	-	11,518	-	162,532	-	174,050
Acquisition of treasury stock	-	(3,175)	-	-	-	(234,373)	-	(234,373)
Performance and restricted stock activity	-	1,223	-	(25,959)	-	21,934	-	(4,025)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	12,561	-	12,561
Issuance of stock for employee benefit plans	-	1,037	-	(6,701)	-	64,564	-	57,863
Issuance of stock for BancMortgage contingent consideration	-	203	-	2,216	-	12,784	-	15,000

Balance, September 30, 2006	$500,000	363,868	$370,578	$6,735,458	$10,258,441	($453,934)	$1,178,764	$18,589,307

Balance, January 1, 2007	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606
Net income	-	-	-	-	1,622,891	-	-	1,622,891
Other comprehensive income:
Change in unrealized gains on derivatives, net of taxes	-	-	-	-	-	-	25,838	25,838
Change in unrealized gains on securities, net of taxes	-	-	-	-	-	-	33,000	33,000
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	40,100	40,100

Total comprehensive income								1,721,829
Common stock dividends, $2.19 per share	-	-	-	-	(772,920)	-	-	(772,920)
Preferred stock dividends	-	-	-	-	(22,408)	-	-	(22,408)
Exercise of stock options and stock compensation element expense	-	2,566	-	(2,622)	-	193,179	-	190,557
Acquisition of treasury stock	-	(10,758)	-	71,267	-	(924,652)	-	(853,385)
Performance and restricted stock activity	-	751	-	9,022	(3,533)	(9,347)	-	(3,858)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	24,046	-	24,046
Issuance of stock for employee benefit plans	-	606	-	4,078	-	46,272	-	50,350
Adoption of SFAS No. 159	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of SFAS No. 157	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of FIN 48	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of FSP FAS 13-2	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other	-	6	-	61	(459)	411	-	13

Balance, September 30, 2007	$500,000	348,074	$370,578	$6,709,002	$10,897,059	($1,821,360)	$1,251,968	$17,907,247

1	Balance at September 30, 2007 includes $1,716,247 for treasury stock and $105,113 for compensation element of restricted stock.

Balance at September 30, 2006 includes $388,682 for treasury stock and $65,252 for compensation element of restricted stock.

See notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flow

	Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2007	2006
Cash Flows from Operating Activities:
Net income	$1,622,891	$1,611,117
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of Bond Trustee business	-	(112,759)
Net gain on sale upon merger of Lighthouse Partners	(32,340)	-
Depreciation, amortization and accretion	598,691	596,566
Gain on sale of mortgage servicing rights	(32,010)	(65,957)
Origination of mortgage servicing rights	(497,058)	(361,904)
Provisions for loan losses and foreclosed property	318,229	148,807
Amortization of compensation element of performance and restricted stock	24,046	12,561
Stock option compensation	18,033	19,982
Excess tax benefits from stock-based compensation	(11,116)	(27,642)
Net securities (gains) losses	(237,423)	85,854
Net gain on sale of assets	(40,005)	(36,029)
Originated and purchased loans held for sale	(40,551,286)	(40,751,497)
Sales and securitizations of loans held for sale	44,352,229	42,958,260
Net increase in other assets	(3,763,808)	(1,000,769)
Net increase (decrease) in other liabilities	2,020,700	(108,450)

Net cash provided by operating activities	3,789,773	2,968,140

Cash Flows from Investing Activities:
Seix contingent consideration payout	(42,287)	-
Acquistion of TBK Investments	(10,576)	-
Proceeds from maturities, calls and repayments of securities available for sale	820,613	2,565,839
Proceeds from sales of securities available for sale	995,458	2,921,411
Purchases of securities available for sale	(6,664,759)	(4,268,201)
Proceeds from maturities, calls and repayments of trading securities	11,195,147	-
Proceeds from sales of trading securities	18,986,058	-
Purchases of trading securities	(18,695,638)	-
Loan originations net of principal collected	(6,139,469)	(9,037,833)
Proceeds from sale of loans	5,514,656	2,206,936
Proceeds from sale of mortgage servicing rights	210,327	220,814
Capital expenditures	(108,920)	(219,597)
Proceeds from the sale of other assets	116,322	34,661

Net cash provided by (used) in investing activities	6,176,932	(5,575,970)

Cash Flows from Financing Activities:
Net (decrease) increase in consumer and commercial deposits	(937,338)	1,119,740
Net (decrease) increase in foreign and brokered deposits	(7,220,080)	1,228,087
Net (decrease) increase in funds purchased and other short-term borrowings	(3,848,352)	2,721,372
Proceeds from the issuance of long-term debt	4,697,020	10,013
Repayment of long-term debt	(1,340,224)	(3,305,141)
Proceeds from the issuance of preferred stock	290	492,700
Proceeds from the exercise of stock options	172,524	159,416
Acquisition of treasury stock	(853,385)	(234,373)
Excess tax benefits from stock-based compensation	11,116	27,642
Common and preferred dividends paid	(795,328)	(663,654)

Net cash (used in) provided by financing activities	(10,113,757)	1,555,802

Net decrease in cash and cash equivalents	(147,052)	(1,052,028)
Cash and cash equivalents at beginning of year	5,307,745	6,305,606

Cash and cash equivalents at end of period	$5,160,693	$5,253,578

Supplemental Disclosures:
Interest paid	$3,967,805	$3,677,381
Income taxes paid	546,894	522,209
Income taxes refunded	10,014	11,661
Securities transferred from available for sale to trading	15,143,109	-
Loans transferred from loans to loans held for sale	4,054,246	-

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

In July 2006, the FASB issued FASB Staff Position (“FSP”) FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”(“FSP FAS 13-2”). The Internal Revenue Service (“IRS”) has challenged companies on the timing and amount of tax deductions generated by certain leveraged lease transactions, commonly referred to as Lease-In, Lease-Out transactions (“LILOs”) and Sale-In, Lease-Out transactions (“SILOs”). As a result, some companies have settled with the IRS, resulting in a change to the estimated timing of cash flows and income on these types of leases. The Company believes that its tax treatment of certain investments in LILO and SILO leveraged lease transactions is appropriate based on its interpretation of the tax regulations and legal precedents; however, a court or other judicial authority could disagree. FSP FAS 13-2 indicates that a change in the timing or projected timing of the realization of tax benefits on a leveraged lease transaction requires the lessor to recalculate that lease. The Company adopted FSP FAS 13-2 effective January 1, 2007. The one-time after tax reduction to opening retained earnings resulting from adoption was $26.3 million, which will be accreted into income on an effective yield basis over the remaining terms of the affected leases in accordance with FSP FAS 13-2.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The guidance clarifies the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that is not limited to the employee’s active service period and concluded that an employer should recognize a liability for future

Notes to Consolidated Financial Statements (Unaudited)-Continued

benefits based on the substantive agreement with the employee since the postretirement benefit obligation is not effectively settled through the purchase of the endorsement split-dollar life insurance policy. Also, in March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Issue clarifies the accounting for collateral split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and clarifies the accounting for assets related to collateral split-dollar insurance assignment arrangements. This Issue requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee and concluded that the asset recorded should also be measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF No. 06-4 and EITF No. 06-10 are effective for SunTrust beginning January 1, 2008, and any resulting adjustment will be recorded as a change in accounting principle through a cumulative effect adjustment to equity. SunTrust is currently evaluating the impact these Issues will have on its financial position and results of operations.

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

Note 2-Acquisitions/Dispositions

In the third quarter of 2007, AMA Holdings, Inc. (or “AMA Holdings”), a 100%-owned subsidiary of SunTrust, formally changed its name to GenSpring Holdings, Inc. Also during this quarter, GenSpring Holdings, Inc. purchased TBK Investments, Inc., resulting in $10.6 million of goodwill and $6.5 million of other intangibles related to client relationships, which were not deductible for tax purposes. In addition, GenSpring Holdings, Inc. exercised its right to call 0.2 million minority member owned interests in GenSpring Family Offices, LLC (formerly Asset Management Advisors, LLC, or “AMA, LLC”), resulting in $4.5 million of goodwill and $0.9 million of other intangibles related to client relationships, which were both deductible for tax purposes.

In the second quarter of 2007, AMA Holdings exercised its right to call 0.4 million minority member owned interests in AMA, LLC, resulting in $5.2 million of goodwill and $1.2 million of other intangibles related to client relationships, which were both deductible for tax purposes. An additional 2.5 million member interests were issued to employees in the second quarter of 2007. Effective March 27, 2007, the 1,228 outstanding member interests of AMA, LLC were converted into 10 million member interests, a split of 8,141.7975 to one. On January 31, 2007, AMA Holdings exercised its right to call 4 minority member owned interests in AMA, LLC, resulting in $0.5 million of goodwill and $0.1 million of other intangibles related to client relationships, which were both deductible for tax purposes. On July 28, 2006 AMA Holdings exercised its rights to call 23 minority member owner interests in AMA, LLC. This transaction resulted in $2.6 million of goodwill and $0.6 million of other intangibles related to client relationships, which were both deductible for tax purposes. On January 28, 2006, AMA Holdings exercised its right to call 98 minority member owned interests in AMA, LLC, resulting in $6.9 million of goodwill and $4.5 million of other intangibles related to client relationships, which were both deductible for tax purposes.

Notes to Consolidated Financial Statements (Unaudited)-Continued

As of September 30, 2007, GenSpring Family Offices, LLC’s ownership consisted of 12.5 million member interests, of which 8.2 million member interests, or 65%, were owned by GenSpring Holdings, Inc. and the remainder were owned by employees. The employee interests are subject to certain vesting requirements. If the employee interests vest, they may be called by GenSpring Holdings, Inc. (and some of the interests may be put to GenSpring Holdings, Inc. by the employees) at certain dates in the future in accordance with the applicable plan or agreement pursuant to which they were granted.

On March 30, 2007, SunTrust merged its wholly-owned subsidiary, Lighthouse Partners, with and into Lighthouse Investment Partners, LLC, the entity that was serving as the sub-advisor to Lighthouse Partners and the Lighthouse Partners’ managed funds. SunTrust holds a 24.9% minority interest in the combined entity and it also has a revenue sharing arrangement with Lighthouse Investment Partners. This merger resulted in a gain of $32.3 million, which was recorded in the Consolidated Statements of Income as a component of noninterest income. This transaction resulted in a net increase in intangible assets of $24.1 million and a decrease in goodwill of $48.5 million. On October 31, 2007, SunTrust signed a definitive agreement with HFA Holdings Ltd., an Australian fund manager, to sell Lighthouse Investment Partners, the combined entity, to HFA Holdings Ltd. HFA Holdings Ltd.’s obligations under this agreement are conditioned upon obtaining financing, among other things. SunTrust expects to receive approximately $155 million cash upon closing for its interest in Lighthouse Investment Partners, which exceeds the carrying value of its investment.

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

On February 13, 2007, SunTrust paid $1.4 million to the former owners of Sun America Mortgage (“SunAmerica”) that was pursuant to the original purchase agreement and contingent on the performance of SunAmerica. This transaction resulted in $1.4 million of goodwill that was deductible for tax purposes. On March 10, 2006, SunTrust paid $3.9 million to the former owners of SunAmerica that was contingent on the performance of SunAmerica. This resulted in $3.9 million of goodwill that was deductible for tax purposes.

On September 29, 2006, SunTrust sold its Bond Trustee business unit to U.S. Bank, N.A. (“U.S. Bank”), for $113.8 million in cash. This transaction resulted in a gain of $112.8 million, which was recorded in the Consolidated Statements of Income as a component of noninterest income. This gain was partially offset by $1.0 million of costs primarily related to employee retention, the write-off of fixed assets, and system deconversion. The Company estimates that it may realize an additional pre-tax gain of approximately $9 million as a result of future contingent payments from U.S. Bank linked to business retention levels in the twelve month period following the completion of the sale. Approximately $21 billion in non-managed corporate trust assets were transferred to U.S. Bank, which contributed approximately $17 million of revenue for the nine month period ended September 30, 2006. The sale of the business, which was a part of the Wealth and Investment Management line of business, was part of an

Notes to Consolidated Financial Statements (Unaudited)-Continued

effort by the Company to modify its business mix to focus on its high-growth core business lines and market segments.

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

On March 17, 2006, SunTrust acquired 11 Florida Wal-Mart banking branches from Community Bank of Florida, based in Homestead, Florida. The Company acquired approximately $5.1 million in assets and $56.4 million in deposits and related liabilities. The transaction resulted in $1.1 million of other intangible assets which were deductible for tax purposes.

Note 3-Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(Dollars in thousands)	2007	2006		2007	2006
Balance at beginning of period	$1,050,362	$1,061,862	(1.1)	$1,044,521	$1,028,128	1.6
Allowance associated with loans at fair value [1]	-	-	-	(4,100)	-	(100.0)
Provision for loan losses	147,020	61,568	138.8	308,141	146,730	110.0
Loan charge-offs	(126,286)	(63,119)	100.1	(322,955)	(173,034)	86.6
Loan recoveries	22,595	27,005	(16.3)	68,084	85,492	(20.4)

Balance at end of period	$1,093,691	$1,087,316	0.6	$1,093,691	$1,087,316	0.6

[1]	Amount removed from the allowance for loan losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

Note 4-Intangible Assets

Goodwill

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its 2006 annual review as of September 30, 2006, and determined there was no impairment of goodwill as of this date. No events or circumstances have occurred during the year that would more likely than not reduce the fair value of a reporting unit below its carrying value. In the fourth quarter, the Company will complete its 2007 annual review as of September 30, 2007. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2007 and 2006 are as follows:

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2006	$4,873,158	$1,261,363	$147,470	$247,985	$297,857	$7,335	$6,835,168
NCF purchase adjustments [1]	26,648	3,480	124	571	218	(481)	30,560
BancMortgage contingent consideration	-	-	-	22,500	-	-	22,500
Purchase of GenSpring (formerly AMA, LLC) minority shares	-	-	-	-	9,534	-	9,534
SunAmerica contingent consideration	-	-	-	3,906	-	-	3,906
Prime Performance contingent consideration	1,333	-	-	-	-	-	1,333

Balance, September 30, 2006	$4,901,139	$1,264,843	$147,594	$274,962	$307,609	$6,854	$6,903,001

Balance, January 1, 2007	$4,891,473	$1,262,174	$147,469	$274,524	$307,390	$6,830	$6,889,860
NCF purchase adjustments [1]	(7,238)	9,564	(50)	(175)	(88)	(6,837)	(4,824)
Purchase of GenSpring (formerly AMA, LLC) minority shares	-	-	-	-	10,148	-	10,148
SunAmerica contingent consideration	-	-	-	1,368	-	-	1,368
Prime Performance contingent consideration	7,034	-	-	-	-	-	7,034
Seix contingent consideration	-	-	-	-	42,287	-	42,287
Sale upon merger of Lighthouse Partners	-	-	-	-	(48,474)	-	(48,474)
FIN 48 adoption adjustment	3,042	840	39	138	69	7	4,135
GenSpring’s acquisition of TBK Investments, Inc.	-	-	-	-	10,576	-	10,576

Balance, September 30, 2007	$4,894,311	$1,272,578	$147,458	$275,855	$321,908	$ -	$6,912,110

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

Mortgage Servicing Rights (“MSRs”)

MSRs represent the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of the MSRs asset is based upon the estimated future net cash flows from servicing mortgage loans and is highly dependent upon service fees and the assumed prepayment speed of the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. Accordingly, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs portfolio for the potential impairment risk; however, it does employ a business strategy using the natural counter-cyclicality of servicing and production to mitigate earnings volatility, and may employ other financial instruments, including economic hedges, to manage the performance of the business. As of September 30, 2007 and December 31, 2006, the fair values of MSRs were $1.4 billion and $1.1 billion, respectively. Contractually specified mortgage servicing fees and late fees earned for the three and nine months ended September 30, 2007 and 2006 were $79.8 million and $231.8 million, and $60.2 million and $180.3 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income. During the first nine months of 2007, the Company sold $178.3 million of mortgage servicing rights compared to $155.2 million for the first nine months of 2006. For the three and nine months ended September 30, 2007, the sale/securitization of servicing rights resulted in a gain of $20.3 million and $32.0 million, compared to $23.9 million and $65.6 million for the three and nine months ended September 30, 2006, respectively. Since SunTrust does not discretely hedge its MSRs portfolio, the Company actively manages the size of the MSRs and evaluates the market value in relation to holding the MSRs.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Other intangible assets

The changes in the carrying amounts of other intangible assets for the nine months ended September 30, 2007 and 2006 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2006	$324,743	$657,604	$140,620	$1,122,967
Amortization	(64,667)	(139,975)	(14,255)	(218,897)
Servicing rights originated	-	361,904	-	361,904
Community Bank of Florida branch acquisition	1,085	-	-	1,085
Reclass investment to trading assets	-	-	(1,050)	(1,050)
Purchase of GenSpring (formerly AMA, LLC) minority shares	-	-	5,072	5,072
Sale/securitization of mortgage servicing rights	-	(155,210)	-	(155,210)
Issuance of noncompete agreement	-	-	4,231	4,231

Balance, September 30, 2006	$261,161	$724,323	$134,618	$1,120,102

Balance, January 1, 2007	$241,614	$810,509	$129,861	$1,181,984
Amortization	(53,242)	(133,266)	(20,024)	(206,532)
Servicing rights originated	-	497,058	-	497,058
Intangible assets obtained from sale upon merger of Lighthouse Partners, net	-	-	24,142	24,142
Client relationship intangible obtained from GenSpring’s acquisition of TBK Investments, Inc.	-	-	6,520	6,520
Purchase of GenSpring (formerly AMA, LLC) minority shares	-	-	2,205	2,205
Sale of mortgage servicing rights	-	(178,317)	-	(178,317)

Balance, September 30, 2007	$188,372	$995,984	$142,704	$1,327,060

The estimated amortization expense for intangible assets, excluding amortization of mortgage servicing rights, for the full year 2007 and the subsequent years is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
Full year 2007	$68,959	$27,568	$96,527
2008	53,616	23,635	77,251
2009	36,529	17,436	53,965
2010	28,781	13,603	42,384
2011	22,552	10,835	33,387
Thereafter	31,177	69,651	100,828

Total	$241,614	$162,728	$404,342

Note 5-Securitizations

The Company has sold or securitized various asset classes, including student loans, residential mortgages, commercial loans, trust preferred securities, and asset-backed debt securities, that were either originated by the Company or purchased in the market and warehoused prior to the sale or securitization. These securitization activities involve selling all or a portion of a pool of assets to Company-sponsored or third-party securitization vehicles and may result in the Company continuing to hold the residual or other retained interests. Interests that continue to be held by the Company in participated and securitized assets, including debt securities but excluding servicing assets, if any, are typically recorded as securities

Notes to Consolidated Financial Statements (Unaudited)-Continued

available for sale or trading assets at their allocated carrying amounts based on the relative fair value at time of securitization. Gains or losses upon securitization, as well as structuring fees, servicing fees and collateral management fees are recorded in noninterest income.

In September 2007, the Company sold residential mortgage loans in a securitization transaction in exchange for net proceeds of $631.9 million and interests that continue to be held in the form of securities. The interests that continue to be held by the Company that are classified as securities available for sale have a fair value of $121.6 million as of September 30, 2007 based on dealer prices. The interests that continue to be held by the Company that are classified as trading securities have a fair value of $16.4 million as of September 30, 2007 based on dealer prices. The Company continues to perform servicing for the underlying mortgage loans. Servicing assets of approximately $4.8 million were recorded as a result of the transaction. A pre-tax loss of $8.0 million was realized as a result of the transaction, excluding the impact of any related hedges.

In July 2007, the Company sold commercial mortgage loans into a securitization in exchange for proceeds of $139.1 million. A pre-tax loss of $2.3 million was realized as a result of the sale of these loans, excluding the impact of any related hedges. The Company did not continue to hold any interests in the assets sold into the securitization.

Additionally, in July 2007, the Company sold residential mortgage loans in a securitization transaction in exchange for net proceeds of $581.9 million and interests that continue to be held in the form of securities. The interests that continue to be held by the Company are classified as securities available for sale and have a fair value of $1.5 million as of September 30, 2007 based on dealer prices. The Company continues to perform servicing for the underlying mortgage loans. Servicing assets of approximately $3.2 million were recorded as a result of the transaction. A pre-tax loss of $11.3 million was realized as a result of the transaction, excluding the impact of any related hedges.

In June 2007, the Company sold trust preferred securities into a securitization in exchange for proceeds of $158.8 million. In addition, the Company received $4.5 million in structuring fees related to the transaction. The Company did not continue to hold any interests in the assets sold into the securitization.

In May 2007, the Company sold residential mortgage loans into a securitization in exchange for proceeds of $361.5 million. A pre-tax gain of $0.4 million was realized as a result of the transaction, excluding the impact of any related hedges. The Company also holds interests in the securitization that are classified as trading securities with a fair value of $5.2 million at September 30, 2007.

Additionally in May 2007, the Company was involved in a securitization transaction of commercial loans and bonds. The Company received $1.0 million in structuring fees and holds a residual interest that is classified as trading securities with a fair value of $3.0 million at September 30, 2007.

In March 2007, the Company sold a portion of commercial loans in a structured asset sale in exchange for proceeds of $1.9 billion. The Company realized a pre-tax gain of $4.9 million, excluding the impact of any related hedges, and holds a residual interest that is classified as trading securities with a fair value of $48.5 million at September 30, 2007.

Also in March 2007, the Company sold commercial mortgage loans into a securitization in exchange for proceeds of $195.7 million. A pre-tax gain of $2.1 million was realized as a result of the transaction, excluding the impact of any related hedges. The Company did not continue to hold any interests in the assets sold into the securitization.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table shows the fair value at September 30, 2007 of the residual interests that the Company continues to hold in its securitization transactions.

(Dollars in millions) Securitized/Sold	Fair Value of Residual Interests that Continue to be Held by the Company at September 30, 2007	Classified As

Commercial loans and bonds	$72.2	Trading Asset
Mortgage loans	0.2	Trading Asset
Student loans	23.6	Trading Asset

Note 6-Earnings per Share Reconciliation

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 710,841 and 3,392 related to stock options for the periods ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted EPS because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2007 and 2006 is included in the following table:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2007	2006	2007	2006
Diluted
Net income	$420,164	$535,588	$1,622,891	$1,611,117
Preferred stock dividends	7,526	-	22,408	-

Net income available to common shareholders	$412,638	$535,588	$1,600,483	$1,611,117

Average basic common shares	346,150	361,805	350,501	361,009
Effect of dilutive securities:
Stock options	2,475	2,256	2,786	2,128
Performance and restricted stock	967	1,060	957	1,185

Average diluted common shares	349,592	365,121	354,244	364,322

Earnings per average common share - diluted	$1.18	$1.47	$4.52	$4.42

Basic
Net income	$420,164	$535,588	$1,622,891	$1,611,117
Preferred stock dividends	7,526	-	22,408	-

Net income available to common shareholders	$412,638	$535,588	$1,600,483	$1,611,117

Average basic common shares	346,150	361,805	350,501	361,009

Earnings per average common share - basic	$1.19	$1.48	$4.57	$4.46

Note 7-Income Taxes

SunTrust adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $46.0 million, with offsetting adjustments to equity and goodwill. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. As of September 30, 2007, the Company’s cumulative unrecognized tax benefits amounted to $373.8 million, of which $323.0 million would affect the Company’s effective tax rate, if recognized, and the remaining $50.8 million of which is expected to impact goodwill, if recognized. Interest expense related to unrecognized tax benefits was $4.1 million and $15.1 million for the three and nine months ended September 30, 2007, respectively. Cumulative

Notes to Consolidated Financial Statements (Unaudited)-Continued

unrecognized tax benefits included interest on an after-tax basis of $52.1 million as of September 30, 2007. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of September 30, 2007 could decrease by an estimated $55 million by September 30, 2008, as a result of the expiration of statutes of limitations and potential settlements with federal and state taxing authorities. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period. The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 1998 have been examined and the returns for tax years 1997 and 1998 are pending resolution at the Internal Revenue Service Appeals Division. The Company’s 1999 through 2004 Federal income tax returns are currently under examination by the Internal Revenue Service. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

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

Shares of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more objective employment, performance or other grant conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Plan. An employee or director has the right to vote the shares of restricted stock after grant unless and until they are forfeited. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock.

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

The compensation element for performance stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the period from the award date to the participant attaining age 64 or the 15th anniversary of the award date, whichever comes first. Approximately 40% of performance stock awarded became fully vested on February 10, 2000 and is no longer subject to the forfeiture condition set forth in the original agreements. This early-vested

Notes to Consolidated Financial Statements (Unaudited)-Continued

performance stock was converted into an equal number of “Phantom Stock Units” as of that date. Payment of Phantom Stock Units will be made to participants in shares of SunTrust common stock upon the earlier to occur of (1) the date on which the participant would have vested in his or her performance stock or (2) the date of a change in control. Dividend equivalents will be paid at the same rate as the shares of performance stock; however, these units will not carry voting privileges.

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

The weighted average fair values of options granted during the third quarter of 2007 and 2006 were $7.08 and $5.26 per share, respectively. The weighted average fair values of options granted during the first nine months of 2007 and 2006 were $16.72 and $16.49 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Expected dividend yield	3.56%	2.96%	3.01%	3.18%
Expected stock price volatility	16.18	14.74	20.07	25.73
Risk-free interest rate (weighted average)	4.45	5.15	4.70	4.51
Expected life of options	2 years	1 year	6 years	6 years

There were 2,210 and 3,392 options awarded for the three month periods ended September 30, 2007 and 2006, respectively, in conjunction with the exercise of certain previously issued options. These options expire on the same date as the original option, and their exercise price is equal to the market price of the stock at the grant date of the newly-issued options. Therefore, options granted under these terms generally have a shorter expected life, which reduces the estimated volatility and fair value of the option.

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, January 1, 2007	18,680,710	$14.56 - 83.74	$64.39	1,870,604	$60,487	$57.12
Granted	717,494	77.75 - 85.06	85.04	1,044,087	88,116	84.40
Exercised/vested	(2,647,232)	14.56 - 78.39	60.88	(246,325)	-	41.89
Cancelled/expired/forfeited	(279,133)	14.56 - 85.06	72.75	(258,449)	(16,120)	62.37
Amortization of compensation element of performance and restricted stock	-	-	-	-	(24,524)	-
Repurchase of AMA member interests	-	-	-	-	(2,846)	-

Balance, September 30, 2007	16,471,839	$17.06 - $85.06	$65.71	2,409,917	$105,113	$69.93

Exercisable, September 30, 2007	11,876,374		$62.29

Available for Additional Grant, September 30, 2007 [1]	8,290,247

[1]	Includes 880,176 shares available to be issued as restricted stock.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents information on stock options by ranges of exercise price at September 30, 2007:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at September 30, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$17.06 to $49.46	773,964	$43.39	3.72	$24,982	773,964	$43.39	3.72	$24,982
$49.47 to $64.57	6,187,018	56.46	4.30	118,865	6,187,018	56.46	4.30	118,865
$64.58 to $85.06	9,510,857	73.55	6.06	26,981	4,915,392	72.60	4.41	15,224

	16,471,839	$65.71	5.29	$170,828	11,876,374	$62.29	4.31	$159,071

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $8.0 million and $64.9 million, respectively. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $26.0 million and $63.4 million, respectively. Total fair value of performance and restricted shares vested was $2.0 million and $10.3 million and $7.3 million and $21.8 million for the three months and nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was $124.6 million unrecognized stock-based compensation expense related to nonvested stock options, and performance and restricted stock, which is expected to be recognized over a weighted average period of 2.21 years.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2007	2006	2007	2006
Stock-based compensation expense:
Stock options	$3,979	$6,060	$12,836	$17,840
Performance and restricted stock	8,074	5,407	24,524	12,561

Total stock-based compensation expense	$12,053	$11,467	$37,360	$30,401

The recognized tax benefit amounted to $4.6 million and $4.4 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the recognized tax benefit was $14.2 million and $11.6 million, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The SunTrust Supplemental Executive Retirement Plan (“SERP”) was amended to change the benefit formula for future service accruals. Current participants in the SunTrust SERP will continue to earn future accruals under a reduced final average earnings formula. All future participants and ERISA Excess Plan participants will accrue benefits under benefit formulas that mirror the revised benefit formulas in the SunTrust Retirement Plan.

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

Anticipated employer contributions/benefit payments for 2007 are $10.6 million for the Supplemental Retirement Benefit plans. For the third quarter of 2007, the actual employer contributions/benefit payments totaled $1.7 million. Actual employer contributions/benefit payments for the nine months ended September 30, 2007 were $7.1 million.

SunTrust contributed $0.1 million to the Postretirement Welfare Plan in the third quarter of 2007, and $0.4 million for the nine months ended September 30, 2007. The expected long-term rate of return on plan assets is 7.5% for 2007.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30
	2007			2006
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$16,298	$502	$251	$18,110	$620	$782
Interest cost	26,372	1,665	2,834	25,635	1,670	2,736
Expected return on plan assets	(46,977)	-	(2,051)	(41,388)	-	(2,037)
Amortization of prior service cost	(3,663)	644	(391)	(120)	883	-
Recognized net actuarial loss	7,801	877	3,773	12,416	1,349	2,485
Amortization of initial transition obligation	-	-	-	-	-	582

Net periodic benefit cost	($169)	$3,688	$4,416	$14,653	$4,522	$4,548

	Nine Months Ended September 30
	2007			2006
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$50,015	$1,521	$989	$54,983	$1,859	$2,339
Interest cost	78,880	5,022	8,505	76,258	5,009	8,184
Expected return on plan assets	(139,378)	-	(6,143)	(122,069)	-	(6,094)
Amortization of prior service cost	(9,223)	2,075	(978)	(360)	2,648	-
Recognized net actuarial loss	23,580	2,641	10,511	40,245	4,049	7,434
Amortization of initial transition obligation	-	-	280	-	-	1,741
Partial settlement	60	-	-	312	54	-
Curtailment charge	-	-	11,586	-	-	-

Net periodic benefit cost	$3,934	$11,259	$24,750	$49,369	$13,619	$13,604

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

Three Pillars has an outstanding subordinated note to an unrelated third party who is expected to absorb the majority of Three Pillars’ expected losses. The Company reconsiders its involvement with Three Pillars on an ongoing basis, including each time a client originates or pays off a financing in Three Pillars. This reconsideration process may result in an increase or a decrease in the note commitment, as needed to continue to absorb the majority of the expected losses of Three Pillars. Based on an ongoing analysis of the expected losses of Three Pillars, which includes consideration of the size of the subordinated note, the Company concluded it was not Three Pillars’ primary beneficiary, and thus is not required to consolidate Three Pillars. As of September 30, 2007 and December 31, 2006, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $5.0 billion and $5.4 billion, respectively, consisting primarily of secured loans and marketable asset-backed securities.

Activities related to the Three Pillars relationship generated net fee revenue for the Company of approximately $6.9 million and $8.5 million for the quarters ended September 30, 2007 and 2006, respectively, and $21.5 million and $22.9 million for the nine months ended September 30, 2007 and

Notes to Consolidated Financial Statements (Unaudited)-Continued

2006, respectively. These activities include: services related to the Company’s administration of Three Pillars’ activities, client referrals and investment recommendations to Three Pillars; the issuing of letters of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the temporary liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances. During the third quarter of 2007, the Company purchased an aggregate face amount of $775.1 million of Three Pillars’ issued commercial paper (“CP”) at rates ranging from 5.27% to 6.29%, with maturities ranging from 7 days to 27 days. This amount represented less than 1% of Three Pillars’ total issuance of $87.2 billion over the quarter and as of September 30, 2007, $361.2 million remained outstanding with final maturity dates through October 9, 2007. Despite the temporary disruption in the overall CP market during the third quarter, Three Pillars was able to place daily its commercial paper in the third party CP market. The Company elected to purchase a limited amount of Three Pillars’ CP due to the attractive market yield, limited credit risk, and liquidity of these trading securities. The Company purchased the CP at its sole discretion and was under no obligation, contractual or otherwise, to do so. The Company’s purchase of the commercial paper did not alter the Company’s conclusion that it is not Three Pillars’ primary beneficiary.

Off-balance sheet liquidity commitments and other credit enhancements made by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $8.3 billion and $708.5 million, respectively, as of September 30, 2007 compared to $8.0 billion and $697.8 million, respectively, as of December 31, 2006. The Company manages the credit risk associated with these commitments by subjecting them to the Company’s normal credit approval and monitoring processes.

The Company has variable interests in certain other securitization vehicles that are variable interest entities (“VIEs”) that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At September 30, 2007, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.9 billion compared to $2.2 billion at December 31, 2006. At September 30, 2007, the Company’s maximum exposure to loss related to these VIEs was approximately $31.2 million, which represents the Company’s investment in preference shares, compared to $32.2 million as of December 31, 2006.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these investments. Partnership assets of approximately $714.2 million and $756.9 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, respectively. The Company’s maximum exposure to loss for these limited partner investments totaled $295.9 million and $330.6 million at September 30, 2007 and December 31, 2006, respectively. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

Trusco Capital Management, a registered investment advisor and wholly-owned subsidiary of the Company, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). The Company periodically evaluates these Funds to determine if the Funds are voting interest or variable interest entities, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds. While the Company does not have any non-contractual commitments to the Funds, the Company provided support for specific securities within an institutional private

Notes to Consolidated Financial Statements (Unaudited)-Continued

placement fund (the “Fund”) and concluded that SunTrust was the primary beneficiary. This resulted in the consolidation as of September 30, 2007 of approximately $967 million in trading securities and a similar amount of other liabilities that represented the minority interest obligations of the Fund. Based on current market demand for this type of investment Fund, the Company has decided to close the Fund in a manner that will result in the Funds’ shareholders receiving their full principal and interest due. SunTrust will purchase the securities of the Fund at the securities’ amortized cost plus accrued interest and will manage the trading securities that were received from the Fund as part of its actively managed trading portfolio. The Company does not anticipate these actions to have a material impact to its financial results.

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

Note 10-Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of September 30, 2007, which have characteristics as specified by FIN 45.

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

As of September 30, 2007 and December 31, 2006, the maximum potential amount of the Company’s obligation was $12.3 billion and $12.9 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $111.1 million and $104.8 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2007 and December 31, 2006, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM maintains a liability for estimated losses on mortgage loans that may be repurchased due to general representations and warranties or purchasers’ rights under early payment default provisions. As of September 30, 2007 and December 31, 2006, $23.6 million and $13.0 million, respectively were accrued for these repurchases. The increase in the liability primarily relates to loan sales that occurred during the first half of 2007 and experienced an early payment default event, an increase in repurchase activity, as well as adjustments based on recent experience to the estimated loss factors used to calculate the liability.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $29.1 million and $82.8 million as of September 30, 2007 and December 31, 2006, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of September 30, 2007. If required, these contingent payments will be payable within the next five years.

Other

In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from underwriting agreements, merger and acquisition agreements, loan sales, contractual commitments, payment processing sponsorship agreements, and various other business transactions or arrangements. The extent of the Company’s obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company’s potential future liability under these arrangements is not determinable.

Third party investors hold Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contains an automatic exchange clause which, under certain circumstances, requires the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures is guaranteed to have a liquidation value equal to the sum of the issue price, $350.0 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. As of September 30, 2007 and December 31, 2006, $540.8 million and $538.7 million, respectively was accrued in other liabilities for the principal and interest. This exchange agreement remains in effect as long as any shares of Series B Preferred Stock are owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance. As of September 30, 2007, notice was given of a call event on the Series B preferred stock. Subject to regulatory approval, SunTrust intends to purchase the stock from the third party investors in the fourth quarter of 2007, and, at that time, the guarantee will no longer remain in effect. The Company recognized a $33.6 million reduction to the accrued liability and a

Notes to Consolidated Financial Statements (Unaudited)-Continued

corresponding reduction in nondeductible noninterest expense in the third quarter of 2007 as a result of the intended transaction.

SunTrust Investments Services, Inc., (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three and nine months ended September 30, 2007 and September 30, 2006, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH.

The Company has guarantees associated with credit derivatives, an agreement in which the buyer of protection pays a premium to the seller of the credit derivatives for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The maximum guarantee outstanding as of September 30, 2007 and December 31, 2006 was $326.8 million and $345.6 million, respectively. As of September 30, 2007, the maximum guarantee amounts expire as follows: $87.0 million in 2008, $36.6 million in 2009, $78.0 million in 2010, $47.8 million in 2011, and $77.4 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. There were no cash payments made during 2006 or in the nine months ended September 30, 2007. In addition, there are certain purchased credit derivative contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company. The Company records purchased and written credit derivative contracts at fair value.

SunTrust Community Development Corporation (“CDC”), a SunTrust subsidiary, obtains state and federal tax credits through the construction and development of low income housing properties. CDC or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of September 30, 2007, the CDC had completed six tax credit sales containing guarantee provisions stating that the CDC will make payment to the outside investors if the tax credits become ineligible. The CDC also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. As of September 30, 2007, the maximum potential amount that the CDC could be obligated to pay under these guarantees is $37.0 million; however, the CDC can seek recourse against the general partner. Additionally, the CDC can seek reimbursement from cash flow and residual values of the underlying low income housing properties provided that the properties retain value. As of September 30, 2007 and December 31, 2006, $13.4 million and $15.3 million were accrued, respectively, representing the remainder of tax credits to be delivered, and were recorded in Other Liabilities on the Consolidated Balance Sheets.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2007, the Company owned $46.2 billion in residential real estate loans and home equity lines, representing 38.3% of total loans, and an additional $20.5 billion in commitments to extend credit on home equity loans and $11.0 billion in mortgage loan commitments. At December 31, 2006, the Company had $47.9 billion in residential real estate loans and home equity lines, representing 39.5% of total loans, and an additional $19.0 billion in commitments to extend credit on home equity loans and $28.2 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans, which comprised approximately 43% and 37% of loans secured by residential real estate at September 30, 2007 and December 31, 2006, respectively. The Company attempts to mitigate and control the risk in each loan type by managing the timing of payment shock, and through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding were $552.2 million and $693.1 million as of September 30, 2007 and December 31, 2006, respectively.

Note 12 - Fair Value

As discussed in Note 1, “Accounting Policies,” to the Consolidated Financial Statements, SunTrust early adopted the recently issued fair value financial accounting standards SFAS Nos. 157 and 159 on January 1, 2007. In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. The objectives of the new fair value standards align very closely with the Company’s recent balance sheet management strategies.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

Fixed Rate Debt

The debt that the Company elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This population specifically included $3.5 billion of fixed-rate Federal Home Loan Bank (“FHLB”) advances and $3.3 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. The reduction to opening retained earnings from recording the debt at fair value was $197.2 million. This move to fair value introduces potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding. In the nine months ended September 30, 2007, the Company consummated one fixed rate debt issuance. In the third quarter of 2007, the Company issued $500 million of Senior Notes, which carried a fixed coupon rate of 6.00% and had a term of 10 years. The Company did not enter into any hedges on this debt at issuance and, therefore, did not elect to carry the debt at fair value.

Available for Sale and Trading Securities

The available for sale debt securities that were transferred to trading were substantially all of the debt securities within specific asset classes, whether the securities were valued at an unrealized loss or unrealized gain. The Company elected to reclassify approximately $15.4 billion of securities to trading at January 1, 2007, as well as an additional $600 million of purchases of similar assets that occurred during the first quarter. The reduction to opening retained earnings related to reclassifying the $15.4 billion of securities to trading was $147.4 million. The Company’s entire securities portfolio is of high credit quality, such that the opening retained earnings adjustment was not significantly impacted by the credit risk embedded in the assets, but rather due to interest rates. This net unrealized loss was already reflected in accumulated other comprehensive income and, therefore, upon reclassification to retained earnings, there was no net impact to total shareholders’ equity.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

During the second quarter of 2007, the Company sold substantially all of the $16.0 billion in securities transferred to trading at prices that, in the aggregate and including the hedging gains and losses, approximated the fair value of the securities at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value. During the second and third quarters of 2007, the Company replaced these securities with additional purchases of treasury bills and agency notes classified as trading, as well as 30-year fixed-rate MBS classified as securities available for sale. The 30-year fixed-rate MBS were a similar asset type to the securities that remained classified as available for sale. These securities yield over 5.5% and have a duration of approximately 5.1%.

During the third quarter of 2007, the Company sold $2.9 billion of trading securities that were pledged as collateral for public deposits and replaced those assets with letters of credit issued by the FHLB. The Company elected to record these letters of credit at fair value pursuant to the provisions of SFAS No. 159. As of September 30, 2007, $4.2 billion of treasury bills and agency notes were classified as trading and approximately $7.4 billion of 30-year fixed-rate MBS classified as securities available for sale were outstanding.

Mortgage Loans Held for Sale

In connection with the early adoption of SFAS No. 159, the Company evaluated the composition of the mortgage loan portfolio including certain business restrictions on loans that are held by real estate investment trusts (“REITs”). As part of its overall balance sheet management strategies during the second quarter of 2006, the Company decided to no longer retain in its portfolio new originations of prime quality, mid-term adjustable rate, highly commoditized, conforming agency and nonagency conforming residential mortgage portfolio loans in order to moderate the growth of earning assets, but had not undertaken plans to sell or securitize any of these portfolio loans. Based on this evaluation, the Company elected to carry $4.1 billion of these types of loans at fair value as of January 1, 2007 and transferred these loans to held for sale at fair value at the end of the first quarter. These loans were all performing loans and virtually none had been past due 30 days or more over the prior 12 month period. The reduction to opening retained earnings related to these loans was $44.2 million, which was net of a $4.1 million reduction in the allowance for loan losses related to these loans. The loans that the Company elected to move to fair value were not owned by a REIT and had a weighted average coupon rate of approximately 4.94%. In connection with recording these loans at fair value, the Company entered into hedging activities to mitigate the earnings volatility from changes in the loans’ fair value. As of September 30, 2007, $0.6 billion of the $4.1 billion in fair valued mortgage loans remained outstanding. During the second and third quarters of 2007, the Company sold or securitized $3.2 billion of the $4.1 billion of mortgage loans transferred to loans held for sale that, in the aggregate and including the hedging gains and losses, approximated the fair value of the mortgage loans at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. As of September 30, 2007, there were $4.9 billion of newly-originated mortgage loans held for sale recorded at fair value. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the three and nine months ended September 30, 2007, approximately $30 million and $42 million in loan origination fees were recognized in noninterest income and approximately $32 million and $45 million in loan origination costs were recognized in noninterest expense due to this fair value election. The servicing value, which had been recorded at the time the loan was sold as a mortgage servicing right, is now included in the fair value of the loan and recognized at origination of the loan. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage production income.

Securitization and Trading Loans

As part of its securitization and trading activities, the Company often warehouses assets prior to sale or securitization, retains interests in securitizations, and maintains a portfolio of loans that it trades in the secondary market. At January 1, 2007, the Company transferred to trading assets approximately $600 million of loans, substantially all of which were purchased from the market for the purpose of sales into securitizations, which were previously classified as loans held for sale. In addition, the Company owns approximately $9 million of residual interests from securitizations that were previously classified as securities available for sale, which were transferred to trading assets. Pursuant to the provisions of SFAS No. 159, the Company elected to carry warehoused and trading loans at fair value in order to reflect the active management of these positions and, in certain cases, to align the economics of these instruments with the hedges that the Company typically executes on certain of these loans and to reclassify its residual interests to trading assets, consistent with other residual positions the Company owns. As of September 30, 2007, approximately $200 million of the $600 million of trading loans transferred into trading assets as of January 1, 2007 remained outstanding, and additional loans were purchased and recorded at fair value as part of the Company’s normal loan securitization and trading activities.

The most significant financial impacts of adopting the provisions of SFAS No. 157 related to valuing mortgage loans held for sale and mortgage loan commitments (related to loans intended to be held for sale) that are derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149. Under SFAS No. 157, the fair value of a closed loan includes the embedded cash flows that are ultimately realized as servicing value either through retention of the servicing asset or through the sale of a loan on a servicing released basis. The valuation of loan commitments includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan (“pull-through rates”). These pull-through rates are based on the Company’s historical data, which is a significant unobservable assumption. Prior accounting requirements under EITF 02-03, “Accounting for Contracts involved in Energy Trading and Risk Managements Activities,” precluded the recognition of any day one gains and losses if fair value was not based on market observable data. Rather, these deferred gains and losses were recognized when the rate lock expired or when the underlying loan was ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of these day one gains and

Notes to Consolidated Financial Statements (Unaudited)-Continued

losses, excluding the servicing value. As a result of adopting SFAS No. 157, the Company recorded a $10.9 million reduction to opening retained earnings during the first quarter of 2007.

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

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available for sale and trading securities, certain fixed rate debt, certain loans held for sale and residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis, mortgage servicing rights, goodwill, and long-lived assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

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

The most significant instruments that the Company fair values include securities, derivative instruments, fixed rate debt and loans, almost all of which fall into Level 2 in the fair value hierarchy. Other than derivative instruments, the majority of the securities in the Company’s trading and available for sale portfolios, along with the publicly-issued debt are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. Further, the Company has developed an internal, independent price verification function that performs testing on valuations received from third parties. The Company’s

Notes to Consolidated Financial Statements (Unaudited)-Continued

principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Debt that the Company has fair valued is priced based on observable market data in the institutional markets, which is its principal market. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures and remaining maturities in determining the appropriate fair value adjustments to record. These valuation adjustments were not significant to the first nine months of 2007. For loans where quoted market prices are not available, the fair value of loans is based on securities prices of similar products and when appropriate includes adjustments to account for credit spreads, interest rates, collateral type and costs that would be incurred to transform a loan into a security when sold. The principal market for loans is the secondary loan market in which loans trade as either whole loans or securities. The Company employs the same valuation techniques in the determination of fair value for loans accounted for under fair value as those accounted for under the lower of cost or fair value.

For loan products and issued liabilities that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. As only approximately $45 million, or 0.8%, of the loans carried at fair value were on nonaccrual status, were past due or have other characteristics that would be attributable to borrower-specific credit risk, the Company does not ascribe any significant fair value changes to instrument-specific credit risk as of September 30, 2007. Further, the allowance for loan losses that was removed due to electing to carry certain mortgage loans at fair value did not include any specific credit reserves for those loans. However, when estimating the fair value of its loans, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk. For its publicly-issued fixed rate debt, the Company estimated credit spreads above LIBOR rates, based on trading levels of its debt in the market as of September 30, 2007, June 30, 2007 and March 31, 2007. Based on this methodology, the Company recognized a gain of approximately $63 million and $56 million for the three and nine months ended September 30, 2007, respectively, due to changes in its own credit spread as part of the total change in the fair value of its fixed rate public debt.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents financial assets and financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2007, Using
(Dollars in thousands)	Fair Value Measurements September 30, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets	$9,566,806	$677,590	$8,812,004	$77,212
Securities available for sale	15,243,133	3,005,727	11,333,567	903,839
Loans held for sale	5,681,549	-	5,681,549	-

Liabilities
Brokered deposits	189,513	-	189,513	-
Trading liabilities	1,906,002	226,353	1,679,649	-
Long-term debt	6,859,983	-	6,859,983	-
Other liabilities, net	3,768	-	-	3,768

The following table presents the change in fair value for those specific financial instruments in which fair value has been elected. The table does not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the interest rate risk associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits and commissions or mortgage production related income, as appropriate, and substantially offset the change in fair value of the financial instruments referenced in the table below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option			Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option

(Dollars in thousands)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Trading assets	($57,009)	$-	($57,009)	($8,020)	$-	($8,020)
Loans held for sale	-	(33,577)	(33,577)	-	(96,613)	(96,613)
Brokered deposits	852	-	852	6,999	-	6,999
Long-term debt	(102,796)	-	(102,796)	17,745	-	17,745

[1]

Changes in fair value for the three and nine months ended September 30, 2007 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the three and nine months ended September 30, 2007, the change in fair value related to accrued interest income on loans held for sale was an increase of $3.1 million and $13.0 million, respectively and the change in fair value related to accrued interest expense on brokered deposits and long-term debt was an increase of $2.4 million and $6.3 million and an increase of $26.2 million and $25.9 million, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

fair value of the financial assets referenced in the table below. The Company’s economic hedging activities are deployed at the portfolio level.

		September 30, 2007, Using
(Dollars in thousands)	Carrying Value as of September 30, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance as of September 30, 2007

Loans Held for Sale [1]	$1,785,784	$-	$1,785,784	$-	($59,390)

[1] These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with applicable accounting policies.

As of September 30, 2007, approximately $154.2 million of leases held for sale were included in loans held for sale in the Consolidated Balance Sheets and were not eligible for fair value election under SFAS No. 159.

SunTrust used significant unobservable inputs (Level 3) to fair-value certain trading assets, securities available for sale and other liabilities as of September 30, 2007. The Company uses proprietary models to estimate the fair value of these instruments. Most assumptions and other inputs used in the model were based on current market data, when available, and historical performance of the underlying instruments. The trading securities are residual interests that the Company retained from certain securitization and/or structured asset sale transactions. The significant assumptions that were not observable in the market, due to illiquidity and the uniqueness of the asset classes, relate to prepayment speeds, discount rates and credit spreads. Securities available for sale consist of instruments that are not readily marketable and may only be redeemed with the issuer at par. During the third quarter of 2007, the Company transferred $105.8 million of securities available for sale into Level 3 based on further evaluation of the markets in which these securities trade. These instruments were primarily municipal bond securities, which were redeemable with the issuer at par. The Company classifies interest rate lock commitments on residential mortgage loans, which are derivatives under SFAS No. 133, within other liabilities or other assets. The fair value of these commitments, while based in part on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These pull-through rates were based on the Company’s historical data and reflect an estimate of the likelihood of a commitment that will ultimately result in a closed loan.

Due to the nature of the above Level 3 instruments, their values were not significantly impacted by the volatility in the financial markets during the third quarter of 2007. The less liquid markets, experienced during the third quarter of 2007, resulted in less market observability, but it did not cause a change in valuation methodology or result in the usage of significant unobservable assumptions when valuing the Level 1 or Level 2 financial instruments.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table shows a reconciliation of the beginning and ending balances for fair valued assets measured using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets	Securities Available for Sale

Beginning balance January 1, 2007	$24,393	$734,633
Total gains or losses (realized/unrealized):
Included in earnings	(4,537)	-
Included in other comprehensive income	-	387
Purchases and issuances	61,853	90,605
Settlements	(9,668)	(27,595)
Expirations	-	-
Transfers in Level 3	5,171	105,809

Ending balance September 30, 2007	$77,212	$903,839

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the September 30, 2007	($4,537)	$-

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities, which are interest rate locks (“IRLCs”) on residential mortgage loans held for sale, measured using significant unobservable inputs:

(Dollars in thousands)	Other Assets/ (Liabilities)

Beginning balance January 1, 2007	($29,633)
Included in earnings:
Issuances (inception value)	(164,314)
Fair value changes	(121,392)
Expirations	99,945
Settlements of IRLCs and transfers into closed loans	211,626

Ending balance September 30, 2007	($3,768)

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the September 30, 2007	($3,768)

Notes to Consolidated Financial Statements (Unaudited)-Continued

For the trading assets and other liabilities fair-valued using Level 3 inputs, the realized and unrealized gains and losses included in earnings for the three and nine months ended September 30, 2007 are reported in trading account profits and commissions and mortgage production related income as follows:

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007

	Trading Account Profits and Comissions	Mortgage Production Related Income		Trading Account Profits and Comissions	Mortgage Production Related Income
Total change in earnings	($131)	$3,245	[1]	($4,537)	($185,761)	[1]

Change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2007	($131)	($3,768)		($4,537)	($3,768)

1 This change in earnings does not include marked-to-market adjustments or sales related to closed loans, impacts of hedging acitvities, or the value of MSRs.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans, brokered deposits, and long term debt instruments for which the fair value option has been elected. For loans held for sale for which the fair value option has been elected, the table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in thousands)	Aggregate Fair Value September 30, 2007	Aggregate Unpaid Principal Balance under FVO September 30, 2007	Fair value carrying amount over/(under) unpaid principal

Trading assets	$1,286,484	$1,252,851	$33,633
Loans held for sale	5,678,134	5,668,769	9,365
Past due loans of 90 days or more	989	1,135	(146)
Nonaccrual loans	2,426	2,784	(358)
Brokered deposits	189,513	193,265	(3,752)
Long-term debt	6,859,983	6,816,750	43,233

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (brokerage and individual wealth management), GenSpring Family Offices (formerly known as AMA Holdings), and Institutional Investment Management and Administration. On March 30, 2007, SunTrust merged its wholly-owned subsidiary, Lighthouse Partners, with and into Lighthouse Investment Partners, LLC, the entity that was serving as the sub-advisor to Lighthouse Partners and the Lighthouse Partners’ managed funds. SunTrust holds a minority interest in the combined entity and it also has a revenue sharing arrangement with Lighthouse Investment Partners. On October 31, 2007 SunTrust signed a definitive agreement with HFA Holdings Ltd., an Australian fund manager, to sell Lighthouse Investment Partners, the combined entity, to HFA Holdings Ltd. For further discussion surrounding this transaction see Note 2, “Acquisitions/Dispositions” to the Consolidated Financial Statements.

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and the mortgage insurance division of the Company’s captive reinsurance subsidiary (Twin Rivers Insurance Company, formerly Cherokee Insurance Company).

In addition, the Company reports a Corporate Other and Treasury segment which includes the investment securities portfolio, long-term debt, capital, short-term liquidity and funding activities, balance sheet risk management including derivative hedging activities, and certain support activities not currently allocated to the aforementioned lines of business. Because the business segment results are presented based on management accounting practices, the transition to US GAAP creates differences which are reflected in Reconciling Items.

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

•	Provision for loan losses - Represents net loan charge-offs by segment. The difference between the segment net charge-offs and consolidated provision for loan losses is reported in Reconciling Items.

•

Provision for income taxes - Calculated using a nominal income tax rate for each segment. The calculation includes the impact of various income adjustments, such as the reversal of the fully taxable-equivalent gross up on tax-exempt assets, tax adjustments, and tax credits that are unique to each business segment. The difference between the calculated provision for income taxes at

Notes to Consolidated Financial Statements (Unaudited)-Continued

the segment level and the consolidated provision for income taxes is reported in Reconciling Items.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30, 2007
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,069,298	$35,462,037	$24,089,010	$45,260,858	$8,768,176	$21,538,088	$1,465,910	$174,653,377
Average total liabilities	68,232,193	18,741,125	8,882,009	2,808,670	10,278,022	48,099,075	62,101	157,103,195
Average total equity	-	-	-	-	-	-	17,550,182	17,550,182

Net interest income	$571,995	$218,273	$40,509	$131,593	$86,021	($47,728)	$191,525	$1,192,188
Fully taxable-equivalent adjustment (FTE)	33	9,319	13,000	-	13	4,690	-	27,055

Net interest income (FTE)[1]	572,028	227,592	53,509	131,593	86,034	(43,038)	191,525	1,219,243
Provision for loan losses[2]	71,777	2,959	13,582	11,733	1,914	1,725	43,330	147,020

Net interest income after provision for loan losses	500,251	224,633	39,927	119,860	84,120	(44,763)	148,195	1,072,223
Noninterest income	284,821	74,819	47,305	89,946	257,113	68,388	(3,253)	819,139
Noninterest expense	545,466	165,542	109,495	235,900	245,218	(7,136)	(3,240)	1,291,245

Net income before taxes	239,606	133,910	(22,263)	(26,094)	96,015	30,761	148,182	600,117
Provision for income taxes[3]	86,605	28,877	(8,079)	(14,105)	35,624	(6,807)	57,838	179,953

Net income	$153,001	$105,033	($14,184)	($11,989)	$60,391	$37,568	$90,344	$420,164

	Three Months Ended September 30, 2006
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,218,400	$35,485,345	$24,066,808	$42,798,017	$8,945,958	$30,128,271	$1,858,122	$180,500,921
Average total liabilities	70,497,171	18,101,066	8,297,954	2,351,332	10,111,493	53,524,785	(44,722)	162,839,079
Average total equity	-	-	-	-	-	-	17,661,842	17,661,842

Net interest income	$582,523	$231,287	$45,630	$155,467	$93,211	($43,559)	$86,833	$1,151,392
Fully taxable-equivalent adjustment (FTE)	33	10,437	8,071	-	19	3,910	(2)	22,468

Net interest income (FTE)[1]	582,556	241,724	53,701	155,467	93,230	(39,649)	86,831	1,173,860
Provision for loan losses[2]	26,452	1,649	5,784	735	736	764	25,448	61,568

Net interest income after provision for loan losses	556,104	240,075	47,917	154,732	92,494	(40,413)	61,383	1,112,292
Noninterest income	269,632	70,331	141,889	98,169	354,532	(68,237)	(7,385)	858,931
Noninterest expense	541,476	164,761	117,761	154,632	250,718	(16,879)	(6,970)	1,205,499

Total contribution before taxes	284,260	145,645	72,045	98,269	196,308	(91,771)	60,968	765,724
Provision for income taxes[3]	103,378	36,535	26,992	34,064	73,157	(66,028)	22,038	230,136

Net income	$180,882	$109,110	$45,053	$64,205	$123,151	($25,743)	$38,930	$535,588

1 Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the lines of business.

3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Nine Months Ended September 30, 2007
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,831,104	$35,471,695	$23,926,305	$45,801,796	$8,923,698	$25,073,211	$1,665,821	$178,693,630
Average total liabilities	69,323,222	18,831,114	8,572,832	2,768,665	10,383,346	51,049,781	32,405	160,961,365
Average total equity	-	-	-	-	-	-	17,732,264	17,732,264

Net interest income	$1,732,626	$657,704	$131,165	$397,757	$262,690	($142,401)	$512,490	$3,552,031
Fully taxable-equivalent adjustment (FTE)	104	28,205	33,946	-	41	13,111	29	75,436

Net interest income (FTE)[1]	1,732,730	685,909	165,111	397,757	262,731	(129,290)	512,519	3,627,467
Provision for loan losses[2]	165,383	13,681	30,445	34,993	5,925	4,448	53,266	308,141

Net interest income after provision for loan losses	1,567,347	672,228	134,666	362,764	256,806	(133,738)	459,253	3,319,326
Noninterest income	811,455	219,634	391,780	265,358	790,641	386,008	(12,209)	2,852,667
Noninterest expense	1,632,419	500,424	367,899	585,403	759,811	(55,368)	(12,152)	3,778,436

Net income before taxes	746,383	391,438	158,547	42,719	287,636	307,638	459,196	2,393,557
Provision for income taxes[3]	270,824	87,582	59,559	5,079	106,146	79,791	161,685	770,666

Net income	$475,559	$303,856	$98,988	$37,640	$181,490	$227,847	$297,511	$1,622,891

	Nine Months Ended September 30, 2006
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,870,529	$34,939,517	$23,701,276	$41,165,135	$8,898,351	$30,971,043	$2,085,824	$179,631,675
Average total liabilities	69,652,997	18,062,594	9,004,787	2,087,973	9,793,983	53,729,315	(41,576)	162,290,073
Average total equity	-	-	-	-	-	-	17,341,601	17,341,601

Net interest income	$1,753,762	$688,062	$158,100	$453,665	$275,145	($99,020)	$269,462	$3,499,176
Fully taxable-equivalent adjustment (FTE)	75	30,372	22,178	-	53	11,413	(2)	64,089

Net interest income (FTE)[1]	1,753,837	718,434	180,278	453,665	275,198	(87,607)	269,460	3,563,265
Provision for loan losses[2]	65,041	7,208	4,954	5,735	1,679	2,930	59,183	146,730

Net interest income after provision for loan losses	1,688,796	711,226	175,324	447,930	273,519	(90,537)	210,277	3,416,535
Noninterest income	792,896	211,803	457,271	318,837	843,933	(22,431)	(16,503)	2,585,806
Noninterest expense	1,633,203	503,799	368,022	453,436	753,946	(51,285)	(15,038)	3,646,083

Total contribution before taxes	848,489	419,230	264,573	313,331	363,506	(61,683)	208,812	2,356,258
Provision for income taxes[3]	309,436	100,551	98,967	109,513	135,478	(81,368)	72,564	745,141

Net income	$539,053	$318,679	$165,606	$203,818	$228,028	$19,685	$136,248	$1,611,117

1 Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the lines of business.

3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 14-Accumulated Other Comprehensive Income

(Dollars in thousands)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
Accumulated Other Comprehensive Income, Net
Accumulated other comprehensive income, January 1, 2006	$1,417,992	($479,901)	$938,091
Unrealized net gains on securities	247,161	(93,921)	153,240
Unrealized net gains on derivatives	37,419	(14,219)	23,200
Change related to employee benefit plans	1,329	(505)	824
Reclassification adjustment for realized net losses on securities	97,673	(37,116)	60,557
Reclassification adjustment for realized net gains on derivatives	4,600	(1,748)	2,852

Accumulated other comprehensive income, September 30, 2006	$1,806,174	($627,410)	$1,178,764

Accumulated other comprehensive income, January 1, 2007	$1,398,409	($472,460)	$925,949
Unrealized net gains on securities	313,614	(119,173)	194,441
Unrealized net gains on derivatives	52,432	(19,924)	32,508
Change related to employee benefit plans	64,677	(24,577)	40,100
Adoption of SFAS No. 159	237,700	(90,326)	147,374
Pension plan changes and resulting remeasurement	128,560	(48,853)	79,707
Reclassification adjustment for realized net gains on securities	(260,388)	98,947	(161,441)
Reclassification adjustment for realized net losses on derivatives	(10,758)	4,088	(6,670)

Accumulated other comprehensive income, September 30, 2007	$1,924,246	($672,278)	$1,251,968

Comprehensive income for the three and nine months ended September 30, 2007 and 2006 was calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Comprehensive income:
Net income	$420,164	$535,588	$1,622,891	$1,611,117
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	224,381	382,508	33,000	213,797
Change in unrealized gains (losses) on derivatives, net of taxes	101,094	19,736	25,838	26,052
Change related to employee benefit plans, net of taxes	5,605	-	40,100	824

Total comprehensive income	$751,244	$937,832	$1,721,829	$1,851,790

The components of accumulated other comprehensive income at September 30 were as follows:

(Dollars in thousands)	2007	2006
Unrealized net gain on available for sale securities	$1,482,961	$1,185,614
Unrealized net gain on derivative financial instruments	44,734	8,713
Employee benefit plans	(275,727)	(15,563)

Total accumulated other comprehensive income	$1,251,968	$1,178,764

Note 15 - Severance Expense

In 2007, the Company initiated its E2 Efficiency and Productivity Program (“E2”). E2 includes a series of initiatives aimed at reducing the Company’s expense growth. As part of the E2 Program, the Company is reviewing its organizational design in order to achieve scalability in its core processes, reduce redundant and overlapping activities and reduce complexity in the organizational structure. During the third quarter ending September 30, 2007, the Company recognized severance expense of $45.0 million relating to approximately 2,400 positions expected to be eliminated through 2007 and 2008. As of September 30, 2007, accrued severance was $39.9 million. Severance expense was classified as other noninterest expense in the Consolidated Statement of Income and was all recorded within the Corporate Other and Treasury line of business.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SunTrust Banks, Inc. (“SunTrust” or “the Company”), one of the nation’s largest commercial banking organizations, is a financial holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operates under five business segments: Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital market services. As of September 30, 2007, SunTrust had 1,683 full-service branches, including 344 in-store branches, and continues to leverage technology to provide customers the convenience of banking on the Internet, through 2,518 automated teller machines and via twenty-four hour telebanking.

The following analysis of the financial performance of SunTrust for the third quarter of 2007 should be read in conjunction with the financial statements, notes and other information contained in this document and the 2006 Annual Report found on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2007 presentation. In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratios are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. The Company provides reconcilements on pages 45 through 46 for all non-US GAAP measures.

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

Forward-looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found beginning on page 6 of the Company’s 2006 Annual Report on Form 10-K, beginning on page 82 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, beginning on page 89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in this Quarterly Report on Form 10-Q (at Part II, Item 1A), and elsewhere in the Company’s periodic reports and Current Reports on Form 8-K. Those factors include: adverse changes in general business or economic conditions, including customers’ ability to repay debt obligations, could have a material adverse effect on our financial condition and results of operations; our trading assets and financial instruments carried at fair value expose the Company to certain market risks; changes in market interest rates or capital markets could adversely affect our revenues and expenses, the values of assets and obligations, costs of capital, or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; significant changes in securities markets or markets for residential or commercial real estate could harm our revenues and profitability; customers could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; customers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking, which subjects us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business; we rely on other companies for key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenues, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing profit margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries accounts for most of our revenues and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel without whom our operations may suffer; we may be unable to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and methods are key to how we report financial condition and results of operations, and may require management to make estimates about matters that are uncertain; our stock price can be volatile; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our disclosure controls and procedures may fail to prevent or detect all errors or acts of fraud; weakness in residential property and mortgage markets could adversely affect us; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition; and we may enter into transactions with affiliated off-balance sheet entities that could result in current or future gains or losses or the possible consolidation of these entities.

EARNINGS OVERVIEW

SunTrust reported net income available to common shareholders of $412.6 million for the third quarter of 2007, a decrease of $123.0 million, or 23.0%, compared to the same period of the prior year. Diluted earnings per average common share were $1.18 for the three months ended September 30, 2007, a decrease of 19.7% as compared to $1.47 for the three months ended September 30, 2006. Net income available to common shareholders for the first nine months of 2007 was $1,600.5 million, a decrease of $10.6 million, or 0.7%, compared to the same period of the prior year. Reported diluted earnings per average common share were $4.52 and $4.42 for the nine months ended September 30, 2007 and 2006, respectively. The third quarter of 2007 results were impacted by turmoil in the capital markets resulting in net marked-to-market losses negatively impacting our results by $161.0 million pre-tax, or $0.28 per average diluted common share after tax. Also, negatively impacting quarterly results was a $45.0 million pre-tax charge, or $0.08 per average diluted common share, for severance expenses associated with the Company’s E2 Efficiency and Productivity Program, as well as higher credit related cost attributable to the adverse changes in the credit cycle.

Fully taxable-equivalent net interest income was $1,219.2 million for the third quarter of 2007, an increase of $45.4 million, or 3.9%, from the third quarter of 2006. Net interest margin increased 25 basis points from 2.93% in the third quarter of 2006 to 3.18% in the third quarter of 2007. The increases in fully taxable-equivalent net interest income and net interest margin were largely the result of balance sheet management strategies executed in the first and second quarters of 2007, which resulted in improved yields on earning assets, as well as deleveraging the balance sheet and reducing the level of higher-cost wholesale funding.

Fully taxable-equivalent net interest income for the nine months ended September 30, 2007 was $3,627.5, an increase of $64.2 million, or 1.8%, from the same period in the previous year due to the same factors that impacted the quarter over quarter increase described above. The net interest margin increased 8 basis points from 3.02% for the first nine months of 2006 to 3.10% for the first nine months of 2007.

Provision for loan losses was $147.0 million in the third quarter of 2007, an increase of $85.4 million, or 138.6%, from the same period of the prior year. The provision for loan losses was $43.3 million higher than net charge-offs of $103.7 million for the third quarter of 2007 as the level of nonperforming and past due loans increased. The allowance for loan and lease losses (“ALLL”) increased $6.4 million, or 0.6%, from September 30, 2006. As of September 30, 2007, ALLL was 0.91% of loans compared to 0.88% as of June 30, 2007, and 0.86% as of December 31, 2006. The increases in provision for loan losses and resulting allowance to loans outstanding is reflective of the increase in nonperforming loans, as well as the increase in the size of the loan portfolio over the June 30, 2007 balance. Annualized net charge-offs to average loans were 0.34% for the third quarter of 2007 compared to 0.12% for the same period last year. The third quarter of 2006 was a historically low quarter for net charge-offs, and the year over year increase reflects the adverse change in the credit cycle resulting in higher net charge-offs, as well as some deterioration in certain segments of the consumer and residential real estate market. For the nine months ended September 30, 2007, the provision for loan losses was $308.1 million, an increase of $161.4 million, or 110.0%, from the same period of the prior year. The increase in the provision for loan losses was primarily attributable to the same factors that impacted the quarter over quarter increase.

Noninterest income decreased $39.8 million, or 4.6%, from the third quarter of 2006. The third quarter of 2006 included a $112.8 million gain, net of related expenses, on the sale of the Bond Trustee business, as well as $91.8 million in net securities losses resulting from the restructuring of a portion of the securities portfolio. Results for the third quarter of 2007 included net mark-to-market losses of $161.0 million related to assets held in trading accounts and loan warehouses. The decline in market valuations was partially offset by growth in fees on deposit accounts, retail investment services, and mortgage servicing.

For the first nine months of 2007, noninterest income was $2,852.7 million, up $266.9 million, or 10.3%, from $2,585.8 million for the same period in 2006. A significant portion of the increase was related to the $234.8 million pre-tax gain on sale of shares of the Coca-Cola Company. Also contributing to the increase was growth in several areas, including trust and investment management income, service charges on deposit accounts, retail investment services, other charges and fees, card fees, and mortgage servicing-related income, as well as, the $32.3 million gain on sale upon the merger of Lighthouse Partners recognized in the first quarter of 2007.

Total noninterest expense was $1,291.2 million for the third quarter of 2007, an increase of $85.7 million, or 7.1%, from the same period of the prior year. The increase was primarily due to the Company’s election during the second quarter of 2007 to record at fair value certain newly-originated mortgage loans held for sale, which resulted in an approximate $32 million increase in compensation expense, as origination costs associated with these loans are no longer deferred, and $45.0 million of severance costs recognized during the third quarter of 2007 in conjunction with the Company’s E2 Efficiency and Productivity Program. Other factors contributing to the increase was a $42.2 million increase in operating losses primarily related to application fraud associated with mortgage loans and a $9.8 million charge, primarily representing the call premium, related to the early retirement of fixed rate debt that was carried at cost. These increases were partially offset by a $33.6 million decrease in the accrued liability associated with a capital instrument that the Company intends to call and replace in the fourth quarter.

For the first nine months of 2007, noninterest expense was $3,778.4 million, up $132.3 million, or 3.6%, from $3,646.1 million for the same period in 2006. The factors causing this increase were similar to those noted in the quarter over quarter discussion above, as well as the reversal of a leverage-lease related reserve in the second quarter of 2006 that reduced noninterest expense by $10.9 million.

Selected Quarterly Financial Data	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data) (Unaudited)	2007	2006	2007	2006
Summary of Operations
Interest, fees and dividend income	$2,515.3	$2,525.5	$7,587.2	$7,227.3
Interest expense	1,323.1	1,374.1	4,035.2	3,728.1

Net interest income	1,192.2	1,151.4	3,552.0	3,499.2
Provision for loan losses	147.0	61.6	308.1	146.7

Net interest income after provision for loan losses	1,045.2	1,089.8	3,243.9	3,352.5
Noninterest income	819.1	858.9	2,852.7	2,585.8
Noninterest expense	1,291.2	1,205.5	3,778.4	3,646.1

Income before provision for income taxes	573.1	743.2	2,318.2	2,292.2
Provision for income taxes	152.9	207.6	695.3	681.1

Net income	420.2	535.6	1,622.9	1,611.1
Preferred stock dividends	7.6	-	22.4	-

Net income available to common shareholders	$412.6	$535.6	$1,600.5	$1,611.1

Net income available to common shareholders excluding gain on sale of Coke stock	$412.6	$535.6	$1,454.9	$1,611.1
Net interest income - FTE	1,219.2	1,173.9	3,627.5	3,563.3
Total revenue - FTE	2,038.3	2,032.8	6,480.2	6,149.1

Net income per average common share:
Diluted	1.18	1.47	4.52	4.42
Diluted excluding gain on sale of Coke stock	1.18	1.47	4.11	4.42
Basic	1.19	1.48	4.57	4.46
Dividends paid per average common share	0.73	0.61	2.19	1.83
Book value per common share	50.01	49.71
Market price:
High	90.47	81.59	94.18	81.59
Low	73.61	75.11	73.61	69.68
Close	75.67	77.28	75.67	77.28

Selected Average Balances
Total assets	$174,653.4	$180,500.9	$178,693.6	$179,631.7
Earning assets	152,327.6	158,914.7	156,438.9	157,860.4
Loans	119,558.6	120,742.0	119,738.9	119,066.0
Consumer and commercial deposits	96,707.6	97,642.5	97,471.4	96,711.0
Brokered and foreign deposits	21,139.9	27,958.3	23,925.4	26,613.6
Total shareholders’ equity	17,550.2	17,661.8	17,732.3	17,341.6

Average common shares - diluted (thousands)	349,592	365,121	354,244	364,322
Average common shares - basic (thousands)	346,150	361,805	350,501	361,009

Financial Ratios (Annualized)
Return on average total assets	0.95%	1.18%	1.21%	1.20%
Return on average assets less net unrealized securities gains	0.93	1.28	1.09	1.22
Return on average common shareholders’ equity	9.60	12.10	12.42	12.45
Return on average realized common shareholders’ equity	9.86	13.73	11.70	13.24
Net interest margin	3.18	2.93	3.10	3.02
Efficiency ratio	63.35	59.30	58.31	59.29
Tangible efficiency ratio	62.13	58.03	57.18	58.01
Tangible equity to tangible assets	6.32	6.42
Total average shareholders’ equity to average assets	10.05	9.78	9.92	9.65

Capital Adequacy
Tier 1 capital ratio	7.44%	7.70%
Total capital ratio	10.72	11.07
Tier 1 leverage ratio	7.28	7.27

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data) (Unaudited)	2007	2006	2007	2006
Reconcilement of Non US GAAP Financial Measures
Net income	$420.2	$535.6	$1,622.9	$1,611.1
Securities (gains)/losses, net of tax	(0.6)	56.9	(147.2)	53.2

Net income excluding net securities (gains)/losses	419.6	592.5	1,475.7	1,664.3
Coke stock dividend, net of tax	(13.2)	(13.3)	(41.0)	(40.0)

Net income excluding net securities (gains)/losses and the Coke stock dividend	406.4	579.2	1,434.7	1,624.3
Preferred stock dividends	7.6	-	22.4	-

Net income available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	$398.8	$579.2	$1,412.3	$1,624.3

Net income available to common shareholders	$412.6	$535.6	$1,600.5	$1,611.1
Gain on sale of Coke stock, net of tax	-	-	(145.6)	-

Net income available to common shareholders excluding gain on sale of Coke stock [1]	$412.6	$535.6	$1,454.9	$1,611.1

Diluted net income per average common share	$1.18	$1.47	$4.52	$4.42
Impact of excluding gain on sale of Coke stock	-	-	(0.41)	-

Diluted net income per average common share excluding gain on sale of Coke stock [1]	$1.18	$1.47	$4.11	$4.42

Efficiency ratio [2]	63.35%	59.30%	58.31%	59.29%
Impact of excluding amortization of intangible assets	(1.22)	(1.27)	(1.13)	(1.28)

Tangible efficiency ratio [3]	62.13%	58.03%	57.18%	58.01%

Wealth & Investment Management noninterest income	$257.1	$354.5	$790.6	$843.9
Net gain on sale of Bond Trustee business	-	(112.8)	-	(112.8)

Wealth & Investment Management noninterest income excluding net gain on sale of Bond Trustee business[4]	$257.1	$241.7	$790.6	$731.1

Wealth & Investment Management net income	$60.4	$123.2	$181.5	$228.0
Net gain on sale of Bond Trustee business, net of tax	-	(69.9)	-	(69.9)

Wealth & Investment Management net income excluding net gain on sale of Bond Trustee business[4]	$60.4	$53.3	$181.5	$158.1

Efficiency ratio	63.35%	59.30%	58.31%	59.29%
Severance charge	(2.21)	-	(0.70)	-

Efficiency ratio excluding severance charge [5]	61.14%	59.30%	57.61%	59.29%

Total average assets	$174,653.4	$180,500.9	$178,693.6	$179,631.7
Average net unrealized securities gains	(2,091.9)	(1,374.6)	(2,264.5)	(1,504.3)

Average assets less net unrealized securities gains	$172,561.5	$179,126.3	$176,429.1	$178,127.4

Total average common shareholders’ equity	$17,050.2	$17,558.6	$17,232.3	$17,306.8
Average accumulated other comprehensive income	(998.6)	(821.3)	(1,092.9)	(899.8)

Total average realized common shareholders’ equity	$16,051.6	$16,737.3	$16,139.4	$16,407.0

Return on average total assets	0.95%	1.18%	1.21%	1.20%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.02)	0.10	(0.12)	0.02

Return on average total assets less net unrealized securities gains [6]	0.93%	1.28%	1.09%	1.22%

Return on average common shareholders’ equity	9.60%	12.10%	12.42%	12.45%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	0.26	1.63	(0.72)	0.79

Return on average realized common shareholders’ equity [7]	9.86%	13.73%	11.70%	13.24%

Net interest income	$1,192.2	$1,151.4	$3,552.0	$3,499.2
FTE adjustment	27.0	22.5	75.5	64.1

Net interest income - FTE	1,219.2	1,173.9	3,627.5	3,563.3
Noninterest income	819.1	858.9	2,852.7	2,585.8

Total revenue - FTE	$2,038.3	$2,032.8	$6,480.2	$6,149.1

Selected Quarterly Financial Data, continued	Table 1

	As of September 30
(Dollars in millions) (Unaudited)	2007	2006
Total shareholders’ equity	$17,907.2	$18,589.3
Goodwill	(6,912.1)	(6,903.0)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,327.1)	(1,120.1)
Mortgage servicing rights	996.0	724.3

Tangible equity	$10,664.0	$11,290.5

Total assets	$175,857.2	$183,104.6
Goodwill	(6,912.1)	(6,903.0)
Other intangible assets including MSRs	(1,327.1)	(1,120.1)
Mortgage servicing rights	996.0	724.3

Tangible assets	$168,614.0	$175,805.8

Tangible equity to tangible assets [8]	6.32%	6.42%

[1]

SunTrust presents net income available to common shareholders and diluted net income per average common share excluding the gain on sale of Coke stock. The Company believes these measures are more indicative of the Company’s performance because they exclude a large securities gain that is not a customer relationship or customer driven transaction.

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

[4]

SunTrust presents noninterest income and net income excluding the net gain on sale of the Bond Trustee business, specifically for the Wealth & Investment Management line of business. The Company believes these measures without the sale of the Bond Trustee business are more indicative of normalized operations.

[5]

SunTrust presents the efficiency ratio excluding a severance charge specific to the Company’s E2 Efficiency and Productivity Program due to the non-recurring nature of this charge and in order to provide comparability between periods.

[6]

Computed by dividing annualized net income, excluding tax effected net securities gains/losses and the Coke stock dividend, by average assets less net unrealized gains/losses on securities. The Company believes return on average total assets excluding these impacts from the Company’s securities available for sale portfolio is the more comparative performance measure when being evaluated against other companies.

[7]

Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and the Coke stock dividend, by average realized common shareholders’ equity. The Company believes return on average common shareholders’ equity excluding these impacts from the Company’s securities available for sale portfolio is the more comparative performance measure when being evaluated against other companies.

[8]

SunTrust presents a tangible equity to tangible assets ratio that excludes the impact of purchase accounting intangible assets. The Company believes this measure is useful to investors because by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company) it allows investors to more easily compare the Company’s capital adequacy to other companies in the industry. This measure is used by management to analyze capital adequacy.

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

Fixed Rate Debt

The debt that the Company elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This population specifically included $3.5 billion of fixed-rate Federal Home Loan Bank (“FHLB”) advances and $3.3 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. The reduction to opening retained earnings from recording the debt at fair value was $197.2 million. This move to fair value introduces potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. The Company estimated credit spreads above LIBOR rates, based on trading levels of its debt in the market as of each reporting date. Based on the methodology, the Company estimates that it recognized a gain of approximately $63 million and $56 million for the three and nine months ended September 30, 2007 respectively, due to changes in its own credit spread. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding. In the nine months ended September 30, 2007, the Company consummated one fixed rate debt issuance. In the third quarter of 2007, the Company issued $500 million of Senior Notes, which carried a fixed coupon rate of 6.00% and had a term of 10 years. The Company did not enter into any hedges on this debt at issuance and, therefore, did not elect to carry the debt at fair value.

Available for Sale and Trading Securities

The available for sale debt securities that were transferred to trading were substantially all of the debt securities within specific assets classes, whether the securities were valued at an unrealized loss or unrealized gain. The Company elected to reclassify approximately $15.4 billion of securities to trading at January 1, 2007, as well as an additional $600 million of purchases of similar assets that occurred during the first quarter. The reduction to opening retained earnings related to reclassifying the $15.4 billion of securities to trading was $147.4 million. The Company’s entire securities portfolio is of high credit quality, such that the opening retained earnings adjustment was not significantly impacted by the credit risk embedded in the assets, but rather due to interest rates. This net unrealized loss was already reflected in accumulated other comprehensive income and, therefore, upon reclassification to retained earnings, there was no net impact to total shareholders’ equity.

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

During the second quarter of 2007, the Company sold substantially all of the $16.0 billion in securities transferred to trading at prices that, in the aggregate and including the hedging gains and losses, approximated the fair value of the securities at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value. During the second and third quarters of 2007, the Company replaced these securities with additional purchases of treasury bills and agency notes classified as trading, as well as 30-year fixed-rate MBS classified as securities available for sale. The 30-year fixed-rate MBS were a similar asset type to the securities that remained classified as available for sale. These securities yield over 5.5% and have a duration of approximately 5.1%.

During the third quarter of 2007, the Company sold $2.9 billion of trading securities that were pledged as collateral for public deposits and replaced those assets with letters of credit issued by the FHLB. The Company elected to record these letters of credit at fair value pursuant to the provisions of SFAS No. 159. The transaction resulted in a more efficient manner of maintaining required customer collateral. As of September 30, 2007, $4.2 billion of treasury bills and agency notes were classified as trading and approximately $7.4 billion of 30-year fixed-rate MBS classified as securities available for sale were outstanding.

Mortgage Loans Held for Sale

In connection with the early adoption of SFAS No. 159, the Company evaluated the composition of the mortgage loan portfolio including certain business restrictions on loans that are held by real estate investment trusts (“REITs”). As part of its overall balance sheet management strategies during the second quarter of 2006, the Company decided to no longer retain in its portfolio new originations of prime quality, mid-term adjustable rate, highly commoditized, conforming agency and nonagency conforming residential mortgage portfolio loans in order to moderate the growth of earning assets, but had not undertaken plans to sell or securitize any of these portfolio loans. Based on this evaluation, the Company elected to carry $4.1 billion of these types of loans at fair value as of January 1, 2007 and transferred these loans to held for sale at fair value at the end of the first quarter. These loans were all performing loans and virtually none had been past due 30 days or more over the prior 12 month period. The reduction to opening retained earnings related to these loans was $44.2 million, which was net of a $4.1 million reduction in the allowance for loan losses related to these loans. The loans that the Company elected to move to fair value were not owned by a REIT and had a weighted average coupon rate of approximately 4.94%. In connection with recording these loans at fair value, the Company entered into hedging activities to mitigate the earnings volatility from changes in the loans’ fair value. As of September 30, 2007, $0.6 billion of the $4.1 billion in fair valued mortgage loans remained outstanding. During the second and third quarters of 2007, the Company sold or securitized $3.2 billion of the $4.1 billion of mortgage loans transferred to loans held for sale that, in the aggregate and including the hedging gains and losses, approximated the fair value of the mortgage loans at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value.

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. As of September 30, 2007, there were $4.9 billion of newly-originated mortgage loans held for sale recorded at fair value. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the three and nine months ended September 30, 2007, approximately $30 million and $42 million in loan origination fees were recognized in noninterest income and approximately $32 million and $45 million in loan origination costs were recognized in noninterest expense due to this fair value election. The servicing value, which had been recorded at the time the loan was sold as a mortgage servicing right, is now included in the fair value of the loan and recognized at origination of the loan. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage production income.

The Company’s mortgage loans held for sale are carried at either the lower of cost or market or fair value. Under either accounting basis, the value of these loans is susceptible to declines in market value. Recent market events have affected the value and liquidity of mortgage loans, but to varying degrees depending on the nature and credit quality of the mortgage loans. The carrying value of the Company’s mortgage loans held for sale was $7.9 billion as of September 30, 2007, including approximately $321 million of Alt-A mortgage loans and no subprime mortgages. During the third quarter of 2007, investors’ concerns regarding the credit performance of subprime mortgages spread to other mortgage products, severely impacting the liquidity of non-agency mortgage loans in the secondary market and causing credit spreads to widen. As a result, the Company recorded approximately $87.5 million in pre-tax charges related to losses on loan sales and the valuations of loans held for sale, including related hedge transactions during the quarter. The loans held for sale and related derivatives were valued based on observable market data of similar assets and current performance data of the underlying loans.

Securitization and Trading Loans

As part of its securitization and trading activities, the Company often warehouses assets prior to sale or securitization, retains interests in securitizations, and maintains a portfolio of loans that it trades in the secondary market. At January 1, 2007, the Company transferred to trading assets approximately $600 million of loans, substantially all of which were purchased from the market for the purpose of sales into securitizations, which were previously classified as loans held for sale. In addition, the Company owns approximately $9 million of residual interests from securitizations that were previously classified as securities available for sale, which were transferred to trading assets. Pursuant to the provisions of SFAS No. 159, the Company elected to carry warehoused and trading loans at fair value in order to reflect the active management of these positions and, in certain cases, to align the economics of these instruments with the hedges that the Company typically executes on certain of these loans and to reclassify its residual interests to trading assets, consistent with other residual positions the Company owns. As of September 30, 2007, approximately $200 million of the $600 million of trading loans transferred into trading assets as of January 1, 2007 remained outstanding, and additional loans were purchased and recorded at fair value as part of the Company’s normal loan securitization and trading activities. The following is a complete listing of the fair value of the residual interests from securitizations and/or structured asset sales retained by the Company:

September 30, 2007
(Dollars in millions) (Unaudited)
Commercial loans and bonds	$72.2
Student loans	23.6
Mortgage loans	0.2

Total	$96.0

The Company attempts to employ thorough underwriting criteria related to the underlying collateral of these structured transactions. The assets securing these residual interests are primarily residential loans, commercial loans, corporate loans, and government sponsored student loans. The total value of the Company’s securitization warehouses that it has elected to carry at fair value, excluding certain mortgage loan warehouses, was approximately $1.0 billion as of September 30, 2007. The assets held in the warehouses at September 30, 2007 include Small Business Association loans (“SBA”), and residential and commercial loans. These warehouses were marked-to-market as of September 30, 2007 and reflect the Company’s best estimate of fair value taking into consideration the markets into which these assets will be securitized and/or sold and the credit quality of the assets held in the warehouse.

During the third quarter of 2007, the Company recorded valuation losses related to collateralized debt obligation (“CDO”) and collateralized loan obligation (“CLO”) securities, mortgage-backed securities, residual interests and warehouses, and asset-backed trading activities of approximately $121.0 million pre-tax. The majority of these losses related to assets backed by residential mortgages with higher than anticipated delinquency rates. The values were derived based on observable market data of similar assets and current performance data of the underlying assets. These market values are susceptible to volatility due to the effect of the credit related issues impacting the mortgage loan market as well as the absence of market liquidity. The value of these assets could be adversely impacted by further declines in market prices. Management limits the size and the Company’s overall exposure to these assets, as well as actively monitors the estimated market and economic value of these assets and determines the most advantageous approach to managing these assets.

Securities Available for Sale

The securities portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The Company continued the balance sheet management strategies begun in 2006 to improve the yield, reduce the size, extend the duration, and enhance the quality of the securities portfolio. However, as interest rates declined in the third quarter and credit spreads widened, the strategy was modified to maintain the size of the portfolio and capitalize on the relative risk-adjusted value of certain securities.

The average yield for the third quarter of 2007 improved to 6.21% compared to 5.02% in the third quarter of 2006 and 6.07% in the second quarter of 2007. The size of the securities portfolio, based on fair value, was $15.2 billion as of September 30, 2007, a decrease of $9.9 billion, or 39.3% from December 31, 2006. This decrease resulted from the transfer of approximately $16.0 billion in available for sale securities to trading assets during the first quarter of 2007 in conjunction with the Company’s adoption of SFAS No. 157 and SFAS No.159. During the third quarter of 2007, the fair value of the securities portfolio increased $0.5 billion from June 30, 2007, including a $0.2 billion increase in the fair value of the Company’s investment in The Coca-Cola Company, as longer duration, high quality mortgage-backed securities issued by Federal Agencies and AAA-rated private issuers were purchased to offset a decline in duration caused by lower interest rates in the third quarter. The portfolio’s effective duration decreased to 4.6% as of September 30, 2007 from 5.2% as of June 30, 2007. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in interest rates, taking into consideration embedded options. An effective duration of 4.6% suggests an expected price change of 4.6% for a one percent instantaneous change in interest rates.

The current mix of securities as of September 30, 2007 and December 31, 2006 is shown in Table 2 below. The credit quality of the securities portfolio has improved, as reflected by the significant reductions in asset-backed securities and corporate bonds. As of September 30, 2007, approximately 93.7% of the securities were rated “AAA,” the highest possible rating, by nationally recognized rating agencies. The carrying value of available for sale securities reflected $2.4 billion in net unrealized gains as of September 30, 2007, comprised of a $2.5 billion unrealized gain from the Company’s 43.6 million shares of The Coca-Cola Company and a $0.1 billion net unrealized loss on the remainder of the portfolio. The Company reviews all of its securities with unrealized losses for other-than-temporary impairment at least quarterly. As a result of these reviews in the third quarter of 2007, the Company determined that no impairment charges related to securities owned where amortized cost exceeded fair value were deemed necessary this quarter since the Company has the present intent and ability to retain these securities until recovery.

Securities Available for Sale	Table 2

	September 30, 2007		December 31, 2006
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$254.1	$253.9	$1,608.0	$1,600.5
States and political subdivisions	1,054.6	1,061.1	1,032.3	1,041.1
Asset-backed securities	261.4	240.9	1,128.0	1,112.3
Mortgage-backed securities	9,961.9	9,855.4	17,337.3	17,130.9
Corporate bonds	27.3	26.5	468.9	462.8
Common stock of The Coca-Cola Company	0.1	2,508.1	0.1	2,324.8
Other securities[1]	1,292.1	1,297.2	1,423.8	1,429.3

Total securities available for sale	$12,851.5	$15,243.1	$22,998.4	$25,101.7

[1]	Includes $792.4 million and $729.4 million as of September 30, 2007 and December 31, 2006, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

Trading Assets and Liabilities

The increase in the fair value of trading assets from $2.8 billion at December 31, 2006 to $9.6 billion at September 30, 2007 was primarily related to the purchase of shorter duration trading securities, namely treasury bills and agency notes. The Company maintains an active trading portfolio, carried at fair value, for balance sheet management purposes and manages the potential market volatility of these securities with appropriate duration and/or hedging strategies. During the third quarter of 2007, the Company sold $2.9 billion of trading securities that were pledged as collateral for public deposits and replaced those assets with letters of credit issued by the FHLB. The Company elected to record these letters of credit at fair value pursuant to the provisions of SFAS No. 159. Additionally during the third quarter of 2007, approximately $967 million of AAA-rated bonds were included in trading assets related to the consolidation of a AAA-rated private placement investment fund sold to qualified purchasers and accredited investors. The consolidation was the result of the Company providing support for specific securities with unrealized losses. A $15.5 million loss was recorded in trading account profits and commissions during the third quarter of 2007.

During the first quarter of 2007 the Company transferred approximately $16.0 billion in securities which were previously classified as available for sale to trading securities as part of the Company’s balance sheet management strategies. The decision to reclassify certain securities available for sale to trading assets was determined based on the characteristics of the security. The considerations included significantly altering the mix and size of the portfolio’s assets, reducing credit-related exposure, reducing low-yielding assets and efficient capital consumption, while maintaining the overall balance sheet duration target. Substantially all of the following security types were reclassified to trading assets: treasury notes, agency debentures, fixed-rate asset-backed securities, corporate bonds, and mortgage-backed securities (except for longer duration adjustable-rate and fixed-rate pass-through securities). During the second quarter of 2007, substantially all of the $16.0 billion of reclassified trading assets were sold.

Trading Assets and Liabilities	Table 3

Trading assets and liabilities at September 30, 2007 and December 31, 2006 were as follows:

(Dollars in millions) (Unaudited)	September 30 2007	December 31 2006
Trading Assets
U.S. government and agency securities	$4,215.0	$838.3
Corporate and other debt securities	970.2	409.0
Equity securities	325.0	2.3
Mortgage-backed securities	494.2	140.5
Derivative contracts	1,612.3	1,064.3
Municipal securities	241.2	293.3
Commercial paper	672.6	29.9
Securitization warehouses	893.7	-	[1]
Other securities	142.6	-

Total trading assets	$9,566.8	$2,777.6

Trading Liabilities
U.S. government and agency securities	$269.9	$382.8
Corporate and other debt securities	45.8	-
Equity securities	0.8	0.1
Mortgage-backed securities	15.4	-
Derivative contracts	1,574.1	1,251.2

Total trading liabilities	$1,906.0	$1,634.1

[1]

Prior to adopting SFAS No. 159, the balance of assets held in securitization warehouses as of December 31, 2006 was $869.0 million; $542.5 million of these assets were classified as loans held for sale and the remainder was included in the “U.S. government and agency securities” balance in trading assets.

Net Interest Income/Margin

Fully-taxable net interest income was $1,219.2 million for the third quarter of 2007, an increase of $45.3 million, or 3.9%, over the third quarter of 2006. The increase in net interest income was primarily the result of balance sheet management strategies implemented throughout 2007. Lower yielding loans and investment securities were reclassified to loans held for sale and trading assets, respectively, and a portion of these assets was subsequently sold reducing higher cost liabilities. As a result, total earning assets declined $6.6 billion, or 4.1%, in the third quarter of 2007 compared to the third quarter of 2006.

During the third quarter of 2007, loans averaged $119.6 billion, a decline of $1.2 billion, or 1.0%, from the same period in 2006. This decline was a result of balance sheet management strategies, which resulted in the sale of nearly $10 billion in loans over the past year, primarily comprised of mortgage loans, student loans, and corporate loans. Average securities available for sale were $12.6 billion in the third quarter of 2007, a decrease of $11.4 billion from the third quarter of 2006. In the first quarter of 2007, approximately $16.0 billion of securities were reclassified into trading assets to enable more active trading of a significant portion of this portfolio and reduce the overall size of the securities available for sale.

Average consumer and commercial deposits were lower by $0.9 billion, or 1.0%, in the third quarter of 2007, compared to the third quarter of 2006. This included decreases of $1.7 billion in money market accounts, $1.1 billion in savings accounts and $1.5 billion in demand deposits. These were partially offset by a $2.9 billion increase in NOW account balances. The Company continues to pursue deposit growth initiatives utilizing product promotions and increasing its presence in specific markets within our footprint.

The net interest margin increased 25 basis points from 2.93% in the third quarter of 2006 to 3.18% in the third quarter of 2007. The sale of lower yielding assets enabled a reduction in higher cost funding, thus improving the margin. The earning asset yield improved 26 basis points from 6.36% in third quarter 2006 to 6.62% in third quarter 2007, while the cost of interest-bearing liabilities decreased two basis points from 4.10% to 4.08% in the same periods.

The improvement in net interest margin occurred despite the continued flat yield curve. The Fed Funds rate averaged 5.18% for the third quarter of 2007, a decrease of seven basis points compared to the third quarter of 2006. One-month LIBOR increased nine basis points to 5.44%, five-year swaps decreased nineteen basis points to 5.16%, and ten-year swaps decreased three basis points to 5.42% compared to the same periods.

For the first nine months of 2007, net interest income was $3,627.5 million, an increase of $64.2 million, or 1.8%, over the first nine months of 2006. Contributing to the increase were the balance sheet management strategies implemented earlier in the year. Lower yielding assets were sold, enabling the reduction in higher cost short-term funding. The margin increased eight basis points to 3.10% for the first nine months of 2007 compared to the same period in 2006. Average earning assets decreased $1.4 billion, or 0.9% during the first nine months of 2007 compared to the same period in 2006. The $11.5 billion increase in trading assets, $0.7 billion increase in loans, and $0.7 billion increase in loans held for sale were offset by a $14.0 billion decrease in securities available for sale. The earning asset yield improved 37 basis points from 6.18% for the nine months ended September 30, 2006 to 6.55% for the nine months ended September 30, 2007, while the cost of interest-bearing liabilities over the same period increased 30 basis points. The changes in the balance sheet were the result of strategies that began in the second quarter of 2006 and were accelerated in the first six months of 2007.

Average consumer and commercial deposits increased $0.8 billion, or 0.8%, for the first nine months of 2007 compared to the first nine months of 2006. The increase was primarily due to a $2.8 billion increase in higher cost certificates of deposit and a $3.0 billion increase in NOW accounts. These increases were partially offset by declines in money market accounts of $2.8 billion and demand deposits of $1.6 billion.

Interest income that the Company was unable to recognize on nonperforming loans had a negative impact of four basis points on net interest margin in the first nine months of 2007, as average nonaccrual loans increased $379.3 million, or 105.8%, over the first nine months of 2006. There was a negative impact of one basis point for the first nine months of 2006. Table 4 contains more detailed information concerning average loans, yields and rates paid.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

Table 4

	Three Months Ended
	September 30, 2007			September 30, 2006
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$31,003.5	$498.5	6.43%	$33,875.7	$519.4	6.13%
Real estate construction	13,686.6	260.0	7.54	12,805.6	247.5	7.67
Real estate home equity lines	14,133.1	279.5	7.85	13,626.3	270.2	7.87
Real estate commercial	12,759.3	225.3	7.01	12,808.6	223.4	6.92
Commercial - FTE[2]	34,247.9	562.6	6.52	34,306.9	542.1	6.27
Credit card	516.3	4.2	3.29	323.8	5.0	6.14
Consumer - direct	4,368.0	80.0	7.26	4,206.9	76.7	7.23
Consumer - indirect	7,966.4	124.6	6.21	8,339.1	121.5	5.78
Nonaccrual and restructured	877.5	3.8	1.72	449.1	4.4	3.87

Total loans[1]	119,558.6	2,038.5	6.76	120,742.0	2,010.2	6.61
Securities available for sale:
Taxable	11,546.2	179.7	6.23	23,027.9	286.9	4.98
Tax-exempt - FTE[2]	1,040.9	15.8	6.05	968.7	14.1	5.84

Total securities available for sale - FTE	12,587.1	195.5	6.21	23,996.6	301.0	5.02
Funds sold and securities purchased under agreements to resell	872.5	11.1	4.99	1,084.1	14.3	5.16
Loans held for sale	9,748.0	155.6	6.39	11,026.4	188.0	6.82
Interest-bearing deposits	24.9	0.3	4.28	25.8	0.3	5.04
Interest earning trading assets	9,536.5	141.2	5.88	2,039.8	34.2	6.64

Total earning assets	152,327.6	2,542.2	6.62	158,914.7	2,548.0	6.36
Allowance for loan and lease losses	(1,059.1)			(1,070.8)
Cash and due from banks	3,417.2			3,705.8
Premises and equipment	1,924.6			1,925.7
Other assets	14,795.3			14,702.1
Noninterest earning trading assets	1,155.9			948.8
Unrealized gains on securities available for sale	2,091.9			1,374.6

Total assets	$174,653.4			$180,500.9

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$19,543.4	$117.9	2.39%	$16,596.2	$78.1	1.87%
Money market accounts	22,560.3	160.0	2.81	24,267.0	171.4	2.80
Savings	4,456.5	13.3	1.19	5,591.2	24.1	1.71
Consumer time	16,839.9	193.4	4.56	16,402.5	169.8	4.11
Other time	11,862.4	146.3	4.89	11,852.2	138.1	4.62

Total interest-bearing consumer and commercial deposits	75,262.5	630.9	3.33	74,709.1	581.5	3.09
Brokered deposits	15,806.3	214.6	5.31	18,420.7	246.1	5.23
Foreign deposits	5,333.6	68.8	5.05	9,537.6	128.5	5.27

Total interest-bearing deposits	96,402.4	914.3	3.76	102,667.4	956.1	3.69
Funds purchased	2,291.3	28.9	4.94	4,206.7	56.2	5.23
Securities sold under agreements to repurchase	5,732.2	64.7	4.42	7,146.3	86.0	4.71
Interest-bearing trading liabilities	354.1	3.4	3.85	291.0	2.7	3.70
Other short-term borrowings	2,730.1	33.6	4.89	1,001.3	14.2	5.62
Long-term debt	21,143.5	278.1	5.22	17,735.2	258.9	5.79

Total interest-bearing liabilities	128,653.6	1,323.0	4.08	133,047.9	1,374.1	4.10
Noninterest-bearing deposits	21,445.1			22,933.4
Other liabilities	5,633.7			5,664.5
Noninterest-bearing trading liabilities	1,370.8			1,193.3
Shareholders’ equity	17,550.2			17,661.8

Total liabilities and shareholders’ equity	$174,653.4			$180,500.9

Interest Rate Spread			2.54%			2.26%

Net Interest Income - FTE [3]		$1,219.2			$1,173.9

Net Interest Margin			3.18%			2.93%

[1]

Interest income includes loan fees of $29.9 million and $29.1 million in the quarters ended September 30, 2007 and September 30, 2006, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $27.0 million and $22.5 million in the quarters ended September 30, 2007 and September 30, 2006, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that decreased net interest income $7.4 million and $37.5 million in the quarters ended September 30, 2007 and September 30, 2006, respectively.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid
(Continued)	Table 4

	Nine Months Ended
	September 30, 2007			September 30, 2006
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$31,937.7	$1,519.0	6.34%	$33,246.6	$1,490.8	5.98%
Real estate construction	13,610.0	772.1	7.59	12,040.7	669.5	7.43
Real estate home equity lines	13,908.4	820.1	7.88	13,512.1	758.9	7.51
Real estate commercial	12,773.7	666.3	6.97	12,810.0	643.4	6.71
Commercial - FTE[2]	33,963.6	1,637.8	6.45	33,792.7	1,541.6	6.10
Credit card	430.4	15.6	4.83	303.1	13.9	6.13
Consumer - direct	4,312.5	234.2	7.26	4,577.0	236.8	6.92
Consumer - indirect	8,064.7	369.7	6.13	8,425.2	353.8	5.61
Nonaccrual and restructured	737.9	13.1	2.37	358.6	11.6	4.33

Total loans[1]	119,738.9	6,047.9	6.75	119,066.0	5,720.3	6.42
Securities available for sale:
Taxable	9,755.0	456.1	6.23	23,855.7	864.8	4.83
Tax-exempt - FTE[2]	1,040.3	46.2	5.92	939.8	41.2	5.85

Total securities available for sale - FTE	10,795.3	502.3	6.20	24,795.5	906.0	4.87
Funds sold and securities purchased under agreements to resell	971.8	37.3	5.05	1,152.6	41.5	4.74
Loans held for sale	11,463.8	529.8	6.16	10,770.5	529.6	6.56
Interest-bearing deposits	25.9	1.0	5.25	114.5	3.0	3.58
Interest earning trading assets	13,443.2	544.4	5.41	1,961.3	91.0	6.20

Total earning assets	156,438.9	7,662.7	6.55	157,860.4	7,291.4	6.18
Allowance for loan and lease losses	(1,049.1)			(1,053.0)
Cash and due from banks	3,454.6			3,885.9
Premises and equipment	1,968.3			1,901.8
Other assets	14,573.2			14,589.3
Noninterest earning trading assets	1,043.2			943.0
Unrealized gains on securities available for sale	2,264.5			1,504.3

Total assets	$178,693.6			$179,631.7

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$19,808.7	$352.8	2.38%	$16,801.0	$205.6	1.64%
Money market accounts	22,142.6	444.9	2.69	24,990.6	481.4	2.58
Savings	4,753.9	44.4	1.25	5,348.9	55.4	1.39
Consumer time	16,864.0	567.0	4.49	15,265.4	433.8	3.80
Other time	11,979.3	434.8	4.85	10,745.3	344.6	4.29

Total interest-bearing consumer and commercial deposits	75,548.5	1,843.9	3.26	73,151.2	1,520.8	2.78
Brokered deposits	17,211.1	692.9	5.31	17,197.8	637.5	4.89
Foreign deposits	6,714.3	264.6	5.20	9,415.8	347.7	4.87

Total interest-bearing deposits	99,473.9	2,801.4	3.77	99,764.8	2,506.0	3.36
Funds purchased	3,641.9	142.4	5.15	4,195.5	154.2	4.85
Securities sold under agreements to repurchase	6,276.0	218.6	4.59	7,066.2	233.8	4.36
Interest-bearing trading liabilities	405.3	12.1	3.99	376.7	10.3	3.64
Other short-term borrowings	2,253.9	83.7	4.96	1,370.3	49.8	4.86
Long-term debt	19,980.0	777.0	5.20	18,852.2	774.0	5.49

Total interest-bearing liabilities	132,031.0	4,035.2	4.09	131,625.7	3,728.1	3.79
Noninterest-bearing deposits	21,922.9			23,559.8
Other liabilities	5,773.1			5,934.3
Noninterest-bearing trading liabilities	1,234.3			1,170.3
Shareholders’ equity	17,732.3			17,341.6

Total liabilities and shareholders’ equity	$178,693.6			$179,631.7

Interest Rate Spread			2.46%			2.39%

Net Interest Income - FTE [3]		$3,627.5			$3,563.3

Net Interest Margin			3.10%			3.02%

[1]

Interest income includes loan fees of $86.5 million and $86.0 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest incomeincludes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $75.5 million and $64.1 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that decreased net interest income $32.2 million and $69.6 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Noninterest Income

Noninterest income decreased $39.8 million, or 4.6%, from the third quarter of 2006 to the third quarter of 2007 and increased $266.8 million, or 10.3%, from the first nine months of 2006 to the first nine months of 2007. Reflected in noninterest income in the third quarter of 2007 was the negative impact of the turmoil in the capital markets that caused net mark-to-market changes of approximately $161.0 million with approximately $73.5 million of losses recorded in trading account profits and commissions and approximately $87.5 million of losses recorded in mortgage production income. (See “Financial Assets and Liabilities Carried at Fair Value” in Management’s Discussion and Analysis for more information.) Positively impacting noninterest income in the third quarter of 2007 were increases in mortgage servicing related income, retail investment services, service charges on deposit accounts, card fees, and other charges and fees. The third quarter of 2006 included a $112.8 million gain, net of related expenses, on the sale of the Bond Trustee business, as well as $91.8 million in net securities losses resulting from the restructuring of a portion of the securities portfolio. The net impact of these transactions was a positive $21.0 million to total noninterest income in the third quarter of 2006. On a year to date basis, noninterest income was impacted by the same factors influencing third quarter results. In addition, year to date results were impacted by the second quarter of 2007 pre-tax gain of $234.8 million recognized on the sale of shares of The Coca-Cola Company, the first quarter of 2007 pre-tax gain of $32.3 million recognized upon the merger of Lighthouse Partners, and increases in other income, primarily related to gains from the sale of private equity investments.

Trading account profits and commissions decreased $51.6 million from the third quarter of 2006 to a loss of $31.2 million due to net negative mark-to-market valuations, discussed previously, partially offset by higher profits from customer transactions in derivatives, structured leasing and tax-exempt underwriting revenues. The same factors influenced the $28.0 million decline in trading account profits and commissions on a year to date basis.

Combined mortgage related income decreased $16.8 million, or 19.3%, from the third quarter of 2006. Mortgage production related income decreased $37.3 million, or 74.3%, from the third quarter of 2006. This decrease was due to net valuation losses caused by spread widening in mortgage markets partially offset by the recognition of loan origination fees resulting from the Company’s election to record certain mortgage loans at fair value beginning in May 2007. Mortgage servicing related income increased $20.5 million, or 56.0%, compared to the third quarter of 2006. Mortgage servicing includes gains on the sale of servicing rights of $20.4 million in the third quarter of 2007 compared to $23.9 million in the same period of 2006. This increase was principally due to higher fee income derived from a larger servicing portfolio. Compared to the first nine months of 2006, combined mortgage related income decreased $76.0 million, or 26.9%. Mortgage production related income decreased $101.4 million, or 59.6%, while mortgage servicing income increased $25.4 million, or 22.5%. The factors contributing to these changes were similar to those noted for the respective changes over the third quarter of 2006. At September 30, 2007, total loans serviced for others were $110.5 billion, up 33.0% from $83.1 billion at September 30, 2006.

Retail investment services increased $15.6 million, or 27.9%, from the third quarter of 2006 and $37.4 million, or 22.1%, compared to the nine months ended September 30, 2006. The increase in both periods was driven by transactional and recurring revenue. Service charges on deposit accounts increased $19.6 million, or 10.1%, from the third quarter of 2006 and increased $27.7 million, or 4.8%, for the nine months ended September 30, 2007 compared to the same period of 2006. The quarterly and year to date increases were driven by higher consumer and business client fees.

Despite lost trust revenue from the Lighthouse Partners merger in the first quarter of 2007 and the Bond Trustee sale, total trust income rose $1.5 million, or 0.9%, compared to the same period of last year.

Card fees, which include fees from business credit cards and debit cards from consumers and businesses, increased $5.6 million, or 8.5%, from the third quarter of 2006, and increased $19.7 million, or 10.8%, compared to the first nine months of 2006. These quarterly and year to date increases were primarily due to higher interchange fees driven by higher transaction volumes and by increased referral revenues from BankCard, equipment leasing and capital markets products.

Other charges and fees increased $7.4 million, or 6.5%, from the third quarter of 2006 and increased $17.5 million, or 5.2%, compared to the first nine months of 2006. These quarterly and year to date increases were due to higher ATM fees.

Noninterest Income	Table 5

	Three Months Ended September 30		% Change[1]	Nine Months Ended September 30		% Change[1]
(Dollars in millions) (Unaudited)	2007	2006		2007	2006
Service charges on deposit accounts	$213.9	$194.3	10.1	$599.8	$572.1	4.8
Other charges and fees	120.7	113.3	6.5	357.2	339.7	5.2
Trust and investment management income	175.2	173.7	0.9	514.2	517.6	(0.7)
Retail investment services	71.1	55.5	27.9	206.4	169.0	22.1
Card fees	70.5	64.9	8.5	203.2	183.5	10.8
Mortgage servicing related income	57.1	36.6	56.0	138.1	112.7	22.5
Mortgage production related income	13.0	50.3	(74.3)	68.6	170.0	(59.6)
Investment banking income	47.7	47.0	1.4	159.8	159.3	0.3
Trading account profits and commissions	(31.2)	20.4	NM	75.5	103.5	(27.1)
Net securities gains/(losses)	1.0	(91.8)	NM	237.4	(85.9)	NM
Gain on sale upon merger of Lighthouse Partners	-	-	-	32.3	-	100.0
Net gain on sale of Bond Trustee business	-	112.8	(100.0)	-	112.8	(100.0)
Other income	80.1	81.9	(2.0)	260.2	231.5	12.3

Total noninterest income	$819.1	$858.9	(4.6)	$2,852.7	$2,585.8	10.3

[1]	NM-Not Meaningful. Those changes over 100 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased $85.7 million, or 7.1%, compared to the third quarter of 2006. The primary drivers of the third quarter 2007 increase in noninterest expense compared to the same period last year were $45.0 million of other staff expense recorded in the third quarter of 2007 related to severance costs associated with the Company’s E2 Efficiency and Productivity Program, approximately $32 million of employee compensation expense related to mortgage loan origination costs, which are no longer deferred under SFAS No. 159, and a $9.8 million charge resulting from the early extinguishment of debt. These increases were partially offset by the true up of accrued expenses associated with the intended early termination in the fourth quarter of 2007 of a capital security resulting in a $33.6 million decrease in other non-deductible expense. Noninterest expense increased $132.3 million, or 3.6%, compared to the first nine months of 2006. The increase was primarily due to approximately $45 million in employee compensation costs related to mortgage loan origination costs that were previously deferred but are now recognized currently due to the Company’s election in the second quarter of 2007 to record newly-originated mortgage loans at fair value and approximately $55.5 million in net implementation costs, primarily severance related, associated with the Company’s E2 Efficiency and Productivity Program, partially offset by the reduction in other non-deductible expense related to the true up of the accrued liability as a result of the intended early termination in the fourth quarter of 2007 of a capital security.

Compared to the third quarter of 2006, total personnel expense increased $3.4 million, or 0.5%. The increase was primarily due to the Company’s election, in the second quarter of 2007, to record certain newly-originated mortgage loans held for sale at fair value, which contributed approximately $32 million to the increase in compensation expense. The number of full time equivalent employees decreased from 34,293 as of September 30, 2006, to 32,903 as of September 30, 2007 as part of the cost savings initiatives associated with the Company’s E2 Efficiency and Productivity Program. The increase in personnel expense was further reduced by a $14.8 million decline in pension expense due to the retirement plan changes implemented during the first quarter of 2007. See Note 8, “Employee Benefit Plans,” in the Notes to the Consolidated Financial Statements for more information related to the Company’s employee benefit plans. Compared to the first nine months of 2006, total personnel expense increased $18.9 million, or 0.9%, primarily due to the Company’s election to record certain newly-originated mortgage loans held for sale at fair value, which contributed approximately $45 million to the increase in employee compensation expense for the nine months ended September 30, 2007. Employee benefits expense increased $11.6 million due to a curtailment loss related to changes in the other postretirement welfare plans recognized in the first quarter of 2007.

Noninterest expense was impacted by a $42.2 million, or 193.6%, increase in other staff expense for the three months ended September 30, 2007 and $39.6 million, or 55.3% increase for the first nine months of 2007. The increases were primarily due to $45.0 million of severance costs recognized during the third quarter of 2007, offset by decreases in employee recruiting costs. Marketing and customer development expense increased $11.0 million, or 30.5%, compared to the third quarter of 2006, and $7.9 million, or 6.2%, compared to the first nine months of 2006. The increase for the three months and nine months ended September 30, 2007 was primarily related to the “My Cause” marketing initiative aimed at growing low-cost customer deposits.

Outside processing and software increased $6.4 million, or 6.5%, compared to the third quarter of 2006 and increased $13.5 million, or 4.6%, compared to the first nine months of 2006 mainly due to higher processing costs associated with higher transaction volumes and higher software amortization costs. Credit and collections services expense increased $4.7 million, or 17.9%, compared to the third quarter of 2006 and $6.8 million, or 8.9%, compared to the nine months ended September 30, 2006, primarily due to higher delinquencies and related collection expenses. Net occupancy expense increased $2.0 million, or 2.4%, compared to the third quarter of 2006 and increased $10.1 million, or 4.1%, compared to the first nine months of 2006. These increases were driven by higher rent related to new offices and branches. Equipment expense increased $1.3 million, or 2.6%, and $7.0 million, or 4.7%, for the three and nine months ended September 30, 2007, respectively. This increase was primarily due to the increase in data processing equipment depreciation, offset by lower equipment maintenance. Communications expense increased $0.8 million, or 3.7% compared to the third quarter of 2006 and $5.7 million, or 10.5%, compared to the nine months ended September 30, 2006. These increases were primarily due to the IRS refund of the long-distance excise tax in second quarter of 2006 and an increase in data communication costs.

Consulting and legal expense decreased $6.9 million, or 22.9%, for the third quarter of 2007 and $18.9 million, or 22.3%, for the first nine months of 2007 compared to the same periods in 2006. The decrease was due to the completion of initiatives in place during 2006 to enhance the Company’s risk management processes. Operating supplies expense decreased $1.2 million, or 9.3%, compared to the third quarter of 2006 and decreased $3.6 million, or 8.8%, compared to the first nine months of 2006 due to supplier management initiatives, which are a part of the E2 Efficiency and Productivity Program implemented during 2007. Amortization of intangible assets decreased $1.0 million, or 3.8%, compared to the third quarter of 2006 and decreased $5.6 million, or 7.2%, compared to the first nine months of 2006 due to lower core deposit intangible amortization.

Other expense increased $7.8 million, or 8.1%, compared to the third quarter of 2006 and $33.4 million, or 12.4% compared to the first nine months of 2006, primarily due to $42.2 million in additional operating losses incurred in the third quarter of 2007 primarily related to application fraud associated with residential mortgage loans. More specifically, included in the third quarter of 2007 was $26.5 million of mortgage insurance claims that maybe denied due to application fraud related to certain Alt-A production. Offsetting the increase in other expense was the $33.6 million decrease in the accrued liability and corresponding other non-deductible expense associated with a capital instrument that the Company intends to call and replace in the fourth quarter. For the nine months ended September 30, 2007, the increase was also driven by the reversal of a $10.9 million leverage lease-related reserve in the second quarter of 2006. The remainder of the increase was driven by the establishment of abandoned lease reserves, offset by corporate real estate gains from dispositions.

The efficiency ratio was 63.35% and 58.31% for the three and nine months ended September 30, 2007, compared to 59.30% and 59.29% for the same periods ended September 30, 2006, respectively. Excluding the severance charge recognized in the third quarter of 2007, the efficiency ratio decreased to 61.14% for the third quarter ended September 30, 2007 and to 57.61% for the nine months ended September 30, 2007.

Noninterest Expense	Table 6

	Three Months Ended September 30		% Change[1]	Nine Months Ended September 30		% Change[1]
(Dollars in millions) (Unaudited)	2007	2006		2007	2006
Employee compensation	$580.7	$560.4	3.6	$1,741.9	$1,689.9	3.1
Employee benefits	97.0	113.9	(14.8)	345.4	378.5	(8.7)

Total personnel expense	677.7	674.3	0.5	2,087.3	2,068.4	0.9
Outside processing and software	105.1	98.7	6.5	305.5	292.0	4.6
Net occupancy expense	87.6	85.6	2.4	258.5	248.4	4.1
Other staff expense	64.0	21.8	NM	111.2	71.6	55.3
Equipment expense	51.5	50.2	2.6	154.8	147.8	4.7
Marketing and customer development	46.9	35.9	30.5	135.9	128.0	6.2
Credit and collection services	30.9	26.2	17.9	82.5	75.7	8.9
Amortization of intangible assets	24.8	25.8	(3.8)	73.3	78.9	(7.2)
Postage and delivery	23.6	22.8	3.6	70.0	69.4	0.9
Consulting and legal	23.1	30.0	(22.9)	65.9	84.8	(22.3)
Communications	20.1	19.3	3.7	60.2	54.5	10.5
Operating supplies	11.9	13.1	(9.3)	37.3	40.9	(8.8)
FDIC premiums	5.5	5.9	(6.8)	16.5	17.1	(3.4)
Other real estate income	5.0	-	100.0	7.4	(0.3)	NM
Loss on extinguishment of debt	9.8	-	100.0	9.8	-	100.0
Other expense	103.7	95.9	8.1	302.3	268.9	12.4

Total noninterest expense	$1,291.2	$1,205.5	7.1	$3,778.4	$3,646.1	3.6

Year-over-year growth rate	7.1%	2.4%		3.6%	4.7%
Efficiency ratio	63.3	59.3		58.3	59.3

1NM-Not Meaningful. Those changes over 100 percent were not considered to be meaningful.

Income Taxes

The provision for income taxes includes both federal and state income taxes. The provision for income taxes was $152.9 million for the third quarter of 2007, compared to $207.7 million for the same period of the prior year. This represents a 26.7% effective tax rate for the third quarter of 2007 compared to 27.9% for the third quarter of 2006. The decrease in the effective tax rate was primarily attributable to the lower level of earnings that were generated in the quarter due to mark-to-market losses and severance related expenses, as well as the true up of an other non-deductible expense associated with the intended early termination in the fourth quarter of 2007 of the capital securities. The provision for income taxes was

$695.2 million for the first nine months of 2007, compared to $681.1 million for the same period of the prior year. This represents a 30.0% effective tax rate for the first nine months of 2007 compared to 29.7% for the nine months of 2006.

SunTrust adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $46.0 million, with offsetting adjustments to equity and goodwill. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. As of September 30, 2007, the Company’s cumulative unrecognized tax benefits amounted to $373.8 million, of which $323.0 million would affect the Company’s effective tax rate, if recognized, and the remaining $50.8 million of which is expected to impact goodwill, if recognized. Interest expense related to unrecognized tax benefits was $4.1 million and $15.1 million for the three and nine months ended September 30, 2007, respectively. Cumulative unrecognized tax benefits included interest on an after-tax basis of $52.1 million as of September 30, 2007. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of September 30, 2007 could decrease by an estimated $55 million by September 30, 2008, as a result of the expiration of statutes of limitations and potential settlements with federal and state taxing authorities. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period. The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 1998 have been examined and the returns for tax years 1997 and 1998 are pending resolution at the Internal Revenue Service Appeals Division. The Company’s 1999 through 2004 Federal income tax returns are currently under examination by the Internal Revenue Service. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

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

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of SunTrust clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under interest rate, equity, and foreign exchange derivative products. As credit risk is an essential component of many of the products and services provided by the Company to its clients, the ability to accurately measure and manage credit risk is integral to maintaining both the long-run profitability of its lines of business and capital adequacy of the enterprise.

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

Loans

Total loans as of September 30, 2007 were $120.7 billion, a decrease of $0.7 billion, or 0.6%, from December 31, 2006. The decrease was a result of an intentional reduction in the amount of mortgage production originated for the portfolio and the transfer of $4.1 billion of residential mortgages to loans held for sale in the first quarter of 2007. Commercial loans increased $356 million, or 1.0%, from December 31, 2006, due to the sale of $1.9 billion of commercial loans in a structured asset transaction in the first quarter of 2007, offset by underlying loan growth in the second and third quarters of 2007. Loans held for sale, which predominantly consists of warehoused mortgage loans, decreased $3.1 billion, or 26.4% from December 31, 2006. The decrease was attributable to increased sales, as well as the sale of $3.5 billion of the $4.1 billion of residential mortgages described above.

SunTrust’s portfolio is well diversified by product, client and throughout the SunTrust footprint and has relatively low exposure to credit card and other unsecured consumer loan products. The commercial, commercial real estate, and construction portfolios comprise approximately 50% of the Company’s loan portfolio, and residential mortgages (comprised of core mortgages, lot loans, prime second mortgages, home equity loans, and Alt-A first and second mortgages) and home equity lines collectively represent approximately 38% of the loan portfolio. The core mortgage portfolio represents approximately 16% of the loan portfolio. This portfolio is approximately half prime jumbo and half ARMs. There are no option ARMs, subprime, or negative amortizing loans originated for the portfolio. The portfolio contains some interest only ARMs, but the interest only period is ten years, unlike some subprime loans that have early reset dates. The weighted average loan to value at origination of this portfolio was 73% and has a current average FICO score of 729. Lot loans represent approximately 1% of the loan portfolio and have a weighted average FICO score of 735. Prime second mortgages represent approximately 3% of the loan portfolio and are comprised of insured purchase money second liens or combo loans. Alt-A loans of $1.7 billion represent approximately 1% of the loan portfolio. Of these Alt-A loans, $1.1 billion are first liens and are well secured with a weighted average loan to value of 76%. The remaining $600 million are second lien loans which are insured. The home equity loans comprise approximately 3% of the loan portfolio and have a weighted average FICO score of 725 and a 71% loan to value at origination. Forty percent of these loans are in a first lien position.

As of September 30, 2007, the home equity line portfolio was $14.6 billion, or approximately 12% of the loan portfolio, and had a weighted average FICO score of 734. Twenty-four percent of the portfolio was in a first lien position, and 72% of the portfolio has a loan to value of 90% or less. The construction portfolio represents approximately 12% of the loan portfolio and was comprised of construction perm (3%), commercial construction (3%), residential construction (2%), acquisitions and development (2%), and land and other loans (1%).

Loan Portfolio by Types of Loans	Table 7

(Dollars in millions) (Unaudited)	September 30 2007	December 31 2006	% Change
Commercial	$34,969.7	$34,613.9	1.0
Real estate:
Home equity lines	14,598.8	14,102.7	3.5
Construction	14,359.0	13,893.0	3.4
Residential mortgages	31,603.9	33,830.1	(6.6)
Commercial real estate	12,487.3	12,567.8	(0.6)
Consumer:
Direct	4,419.3	4,160.1	6.2
Indirect	7,642.0	7,936.0	(3.7)
Credit card	668.4	350.7	90.6

Total loans	$120,748.4	$121,454.3	(0.6)

Loans held for sale	$8,675.4	$11,790.1	(26.4)

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $147.0 million in the third quarter of 2007, an increase of $85.5 million, or 139%, from the third quarter of 2006. The provision for loan losses was $43.3 million more than net charge-offs of $103.7 million for the third quarter of 2007, as the level of nonperforming and delinquent loans has increased. The $43.3 million increase in the allowance was due to increases in the Company’s residential mortgage and home equity products.

Net charge-offs for the third quarter of 2007 were $103.7 million, an increase of $67.5 million from the $36.2 million of net charge-offs recorded in the same period of the prior year. The increase in net charge-offs over the third quarter of 2006 was largely due to higher net charge-offs in home equity lines, residential mortgages, business banking loans, and commercial loans, although the increase in commercial loans was primarily related to a single borrower. A downturn in residential real estate prices and tighter underwriting standards have negatively affected the entire industry. Despite the Company avoiding the subprime consumer real estate lending markets, the lower residential real estate valuations and tighter underwriting standards have affected even higher credit quality borrowers. Additionally, the business banking loans are often secured by residential mortgages and home equity lines, which has contributed to the higher losses in the business banking product as well.

Provision for loan losses totaled $308.1 million for the nine months ended September 30, 2007, an increase of $161.4 million, or 110%, compared to the same period of the prior year. The increase in the provision was primarily attributable to the same factors that impacted the quarter over quarter increase. Net charge-offs for the nine months ended September 30, 2007 were $254.9 million, an increase of $167.3 million, from the $87.5 million of net charge-offs recorded in the same period of the prior year. The increase in net charge-offs over the same period of 2006 was largely due to higher net charge-offs in home equity lines, residential mortgages, and business banking loans, and to a lesser extent indirect auto loans. The commercial and commercial real estate loans have continued to perform well during the quarter and year to date. It is uncertain as to what extent, if any, the residential real estate downturn will affect the economy and subsequently increase the risk of losses in the commercial loan portfolios.

SunTrust maintains an allowance for loan and lease losses that it believes is adequate to absorb probable losses in the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluations consider prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. In addition to the review of credit quality through ongoing credit review processes, the Company conducts a comprehensive allowance analysis for its credit portfolios on a quarterly basis. The SunTrust Allowance for Loan and Lease Losses (“ALLL”) Committee has the responsibility of affirming the allowance methodology and assessing all of the risk elements in order to determine the appropriate level of allowance for the inherent losses in the portfolio at the point in time being reviewed.

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

As of September 30, 2007, SunTrust’s ALLL totaled $1,093.7 million, or 0.91% of total loans, compared to $1,044.5 million, or 0.86%, of total loans as of December 31, 2006. The increase in allowance was consistent with the increasing level of net charge-offs, nonperforming loans and delinquencies; and deterioration in certain segments of the consumer and residential real estate market.

The allowance as a percentage of total nonperforming loans decreased from 196.4% as of December 31, 2006 to 109.0% as of September 30, 2007. The key driver of this decline was the increase in lower loss content nonperforming mortgage and home equity loans. The increase in residential mortgage and home equity nonperforming loans was driven by the maturation of this portfolio and the deterioration of credit quality in Alt-A mortgage loans and the home equity portfolio.

Summary of Loan Loss Experience	Table 8

	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2007		2006		2007		2006
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,050.4		$1,061.9		$1,044.5		$1,028.1
Allowance associated with loans at fair value [1]	-		-		(4.1)		-
Provision for loan losses	147.0		61.6		308.1		146.7

Charge-offs
Commercial	(39.5)		(23.1)		(102.6)		(55.6)
Real estate:
Home equity lines	(29.1)		(6.5)		(69.4)		(17.8)
Construction	(2.5)		(0.8)		(4.5)		(1.0)
Residential mortgages	(19.9)		(9.1)		(53.8)		(21.8)
Commercial real estate	(0.8)		(0.5)		(1.8)		(3.8)
Consumer loans:
Direct	(5.7)		(4.6)		(16.9)		(16.1)
Indirect	(28.8)		(18.6)		(74.0)		(56.9)

Total charge-offs	(126.3)		(63.2)		(323.0)		(173.0)

Recoveries
Commercial	6.3		9.6		17.6		23.3
Real estate:
Home equity lines	2.1		1.7		5.6		5.3
Construction	0.1		0.5		0.4		1.3
Residential mortgages	1.1		1.8		4.1		6.2
Commercial real estate	0.9		0.5		1.1		4.5
Consumer loans:
Direct	2.1		2.7		7.2		9.3
Indirect	10.0		10.2		32.2		35.6

Total recoveries	22.6		27.0		68.2		85.5

Net charge-offs	(103.7)		(36.2)		(254.8)		(87.5)

Balance - end of period	$1,093.7		$1,087.3		$1,093.7		$1,087.3

Average loans	$119,558.7		$120,742.0		$119,738.9		$119,066.0
Quarter-end loans outstanding	120,748.4		121,237.4
Ratios:
Allowance to quarter-end loans	0.91%		0.90%
Allowance to nonperforming loans	109.0		185.7
Allowance to net charge offs (annualized)	2.7	x	7.6	x	3.2	x	9.3	x
Net charge-offs to average loans (annualized)	0.34%		0.12%		0.28%		0.10%
Provision to average loans (annualized)	0.49		0.20		0.34		0.16
Recoveries to total charge-offs	17.9		42.8		21.1		49.4

[1]	Amount removed from the allowance for loan losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

Nonperforming Assets

Nonperforming assets totaled $1,169.9 million as of September 30, 2007, an increase of $576.1 million, or 97.0%, as compared to December 31, 2006. The increase was primarily driven by a $404.4 million, or 141.1%, increase in nonperforming residential mortgage and home equity loans driven by the seasoning of this portfolio and the deterioration of the credit quality in Alt-A mortgage and home equity loans, of which a majority are well-collateralized or insured.

Nonperforming home equity loans increased $11.1 million from June 30, 2007 to $78.3 million at September 30, 2007. The increase was driven by home equity loans with loan to value ratios (“LTV”) greater than 90%. There are no home equity loans in the portfolio that were originated as subprime. Approximately 20% of the portfolio has combined LTVs greater than 90%, and the remainder of the portfolio has LTVs in the 60%-90% range.

Nonperforming residential real estate loans are collateralized by one-to-four family properties, and a portion of the loans’ risk is mitigated by mortgage insurance. The Company applies rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Since early 2006, the Company has tightened the underwriting standards applicable to many of the residential loan products offered and does not originate subprime loans.

The total Alt-A portfolio loans, which consist of loans with lower documentation standards, were approximately $1.7 billion as of September 30, 2007, representing less than 1.5% of our total loan portfolio and slightly more than 5% of our residential mortgage portfolio. Approximately $334.7 million of the portfolio and warehoused loans were nonperforming at September 30, 2007. At September 30, 2007, the Alt-A Portfolio was comprised of approximately 64% in first lien positions and 36% in second lien positions. The weighted average LTV of the first lien positions was 76%, and the weighted average FICO score was 700. For the second lien positions the weighted average combined LTV was 97%, and the weighted average FICO score was 687. The Company extensively utilized insurance on the loans with combined LTVs over 80%, and 85% of the second lien Alt-A portfolio is insured. Insured loans are subject to industry standard representations and warranties. In addition, the insured loans are generally subject to a maximum loss claim paid on a pooled basis of 10% on prime loans and 15% on Alt-A loans. The Company has recently experienced elevated levels of denied mortgage insurance claims due to mortgage application fraud related to certain Alt-A production. SunTrust discontinued originating first lien Alt-A Product to place on the balance sheet in June 2006 and originates a small amount for placement in the secondary market with more restrictive credit guidelines. The Company has eliminated second lien Alt-A production entirely.

The increase in construction nonaccrual loans relates primarily to residential-related construction and development and is driven by the downturn in the housing market. Nonperforming loans as of September 30, 2007 included $974.7 million of nonaccrual loans and $29.1 million of restructured loans, the latter of which consists mostly of a group of consumer workout loans.

Total loan related other real estate owned as of September 30, 2007 increased $100.7 million to $156.1 million since December 31, 2006. The increase was concentrated in residential real estate. A loan is written down to its estimated net realizable value when it is transferred to OREO, resulting in the recognition of the estimated loss exposure through the allowance for loan losses.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended September 30, 2007 and 2006, this amounted to $3.8 million and $4.4 million, respectively. During the first nine months of 2007 and 2006, this amounted to $13.1 million and $11.6 million, respectively. For the three months ended September 30, 2007 and 2006, estimated interest income of $22.4 million and $11.1 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms. For the first nine months of 2007 and 2006, estimated interest income of $55.7 million and $25.6 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

Accruing loans past due ninety days or more increased by $143.9 million from December 31, 2006 to $495.4 million as of September 30, 2007, primarily in student and residential mortgage categories.

Nonperforming Assets	Table 9

(Dollars in millions) (Unaudited)	September 30 2007	December 31 2006	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$74.2	$106.8	(30.5)
Real estate:
Construction	158.2	38.6	309.3
Residential mortgages (includes home equity)	691.1	286.7	141.1
Commercial real estate	40.6	55.4	(26.6)
Consumer loans	10.6	16.3	(35.1)

Total nonaccrual loans	974.7	503.8	93.5
Restructured loans	29.1	28.0	3.8

Total nonperforming loans	1,003.8	531.8	88.8
Other real estate owned (“OREO”)	156.1	55.4	181.5
Other repossessed assets	10.0	6.6	50.7

Total nonperforming assets	$1,169.9	$593.8	97.0

Ratios:
Nonperforming loans to total loans	0.83%	0.44%
Nonperforming assets to total loans plus
OREO and other repossessed assets	0.97	0.49

Accruing loans past due 90 days or more	$495.4	$351.5

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

In 2007, SunTrust updated its deposit repricing assumptions and the base case yield curve from which sensitivity analysis is derived (now the implied forward curve). Further, the sensitivity is now measured as a percentage change in net interest income due to an instantaneous 100 basis point move instead of a gradual 100 basis point move. We believe instantaneous shifts are more robust and better illustrate sensitivities. Estimated changes set forth below are dependent on material assumptions such as those previously discussed. As indicated below, an immediate 100 basis point change, in either direction, would leave net interest income relatively unchanged.

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2007	June 30, 2007

+100	0.6%	0.3%
-100	(0.9%)	(0.7%)

The June 30, 2007 and September 30, 2007 net interest income sensitivity profiles include the adoption of SFAS No. 157 and SFAS No. 159. Specifically, the net interest payments from $6.8 billion of receive fixed swaps are now reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading account profits and commissions. The recognition of interest rate sensitivity from a financial reporting perspective (above) is different from the economic perspective due to the election of fair value accounting for these interest rate swaps. Below is the SunTrust net interest income sensitivity profile from an economic perspective, assuming the net interest payments from these swaps were included in net interest income.

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2007	June 30, 2007

+100	(0.6%)	(0.8%)
-100	0.2%	0.4%

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

Rate Shock (Basis Points)	Estimated % Change in EVE
	September 30, 2007	June 30, 2007

+100	(4.1%)	(6.2%)
-100	1.4%	3.5%

The net interest income simulation and valuation analyses (EVE) do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Trading Activities

A portion of the Company’s active trading activities are designed to support customer requirements through its broker-dealer subsidiary. Product offerings to customers include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities. Typically, SunTrust maintains a securities inventory to facilitate customer transactions. However, in certain businesses, such as derivatives, it is more common to execute customer transactions utilizing simultaneous risk-managing transactions with other dealers. Also in the normal course of business, the Company assumes a degree of market risk in proprietary trading, hedging, and other strategies, subject to specified limits.

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

The estimated average combined Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each desk) was $14.1 million during the quarter ending September 30, 2007 and $10.8 million during the quarter ending June 30, 2007. Trading assets net of trading liabilities averaged $9.0 billion during the quarter ending September 30, 2007 and $12.2 billion during the quarter ending June 30, 2007. The estimated combined period-end Undiversified VaR was $22.0 million as of September 30, 2007 and $10.3 million as of June 30, 2007. Trading assets net of trading liabilities were $8.0 billion as of September 30, 2007 and $10.9 billion as of June 30, 2007. The increase in VaR usage can be attributed to the impact of rising market volatility and decreasing market liquidity. There were no corporate VaR exceptions in this period.

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

The Company’s sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. The Company structures its balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based deposits, the Company’s largest and most cost-effective source of funding, accounted for 63.3% of the funding base on average for the third quarter of 2007 compared to 62.4% for the fourth quarter of 2006. Average customer based deposits were higher by $0.3 billion compared to the fourth quarter of 2006.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $49.1 billion as of September 30, 2007 compared to $56.5 billion as of December 31, 2006.

Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and Fed funds, totaled $21.1 billion as of September 30, 2007 compared to $30.8 billion as of December 31, 2006. This decrease was largely attributed to lower asset balances associated with the balance sheet restructuring.

The Company maintains access to a diversified base of wholesale funding sources. These sources include Fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of September 30, 2007, SunTrust Bank had $12.6 billion remaining under its Global Bank Note program, although such program does not represent a commitment by any particular investors to purchase the Company’s notes. The Global Bank Note program was established to expand funding and capital sources to include both domestic and international investors. Liquidity is also available through $7.4 billion of unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. In addition, the Company had $15.0 billion in collateral pledged to the Federal Reserve discount window and $9.1 billion in available collateral at the Federal Home Loan Bank as additional contingent funding sources as of September 30, 2007. The Company’s credit ratings are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. The Company manages reliance on short term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

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

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities and short-term investments relative to its short-term debt. As of September 30, 2007, the Parent Company had $2.9 billion in such sources compared to short-term debt of $2.5 billion. The Parent Company also had $2.4 billion of remaining authorization from the Board for the issuance of debt or other securities as of September 30, 2007. On November 5, 2007, the Company issued $500 million of 5.25% senior fixed rate notes due 2012.

As detailed in Table 10 – “Unfunded Lending Commitments,” the Company had $88.4 billion in unused lines of credit as of September 30, 2007 that were not recorded on the Company’s balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. The Company also had $12.4 billion in letters of credit as of September 30, 2007, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.3 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit. Except for certain interest rate lock commitments, these unfunded loan commitments relate to loans that, if funded, would be held for investment.

Certain provisions of long-term debt agreements and the lines of credit prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of September 30, 2007, the Company was in compliance with all covenants and provisions of these debt agreements.

As of September 30, 2007, the Company’s cumulative unrecognized tax benefits amounted to $373.8 million, including $52.1 million of interest on an after-tax basis. These unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in the Company’s tax returns and the benefits recognized and measured in accordance with FIN 48. The unrecognized tax benefits are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from the Company’s normal, operating cash flows, likely over multiple years.

Other Market Risk

Other sources of market risk include the risk associated with holding residential and commercial mortgage loans prior to selling them into the secondary market, commitments to customers to make mortgage loans that will be sold to the secondary market, and the Company’s investment in mortgage servicing rights. The Company manages the risks associated with the residential and commercial mortgage loans classified as held for sale (i.e., the warehouse) and its interest rate lock commitments (“IRLCs”) on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable-rate single family residential and commercial real estate loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 90-150 days. The Company manages interest rate risk predominantly with interest rate swaps, Eurodollar futures, and forward sale agreements, where the changes in value of the derivatives or forward sale agreements substantially offset the changes in value of the warehouses and the IRLCs. Certain of the derivatives used to manage interest rate risk on the warehouse are designated in fair value hedging relationships under SFAS No. 133 or through economic hedges not qualifying for hedge accounting under SFAS No. 133. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are not designated in SFAS No. 133 hedge accounting relationships.

A significant financial impact of adopting the provisions of SFAS No. 157 was related to valuing mortgage loan commitments. The valuation of these loan commitments includes assumptions related to the amount of commitments that ultimately result in closed loans. Under SFAS No. 157, the full value of these loan commitments, excluding servicing value, is recognized at the loan commitment date; however, prior accounting requirements under EITF 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” precluded the recognition of a portion of the loan commitment’s value which was deferred until the loans underlying the commitments were ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of certain components of the commitment’s value.

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

The Company is also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. SunTrust owns 43.6 million shares of common stock of The Coca-Cola Company, which had a carrying value of $2.5 billion as of September 30, 2007. A 10% decrease in share price of The Coca-Cola Company common stock as of September 30, 2007 would result in a decrease, net of deferred taxes, of approximately $156 million in accumulated other comprehensive income.

Unfunded Lending Commitments	Table 10

(Dollars in millions) (Unaudited)	September 30 2007	December 31 2006
Unused lines of credit
Commercial	$39,892.9	$40,764.3
Mortgage commitments[1]	10,962.2	28,232.1
Home equity lines	20,514.1	18,959.8
Commercial real estate	7,033.6	7,187.0
Commercial paper conduit	8,276.8	8,022.3
Credit card	1,747.4	1,519.7

Total unused lines of credit	$88,427.0	$104,685.2

Letters of credit
Financial standby	$11,967.7	$12,540.6
Performance standby	304.6	334.0
Commercial	150.3	123.4

Total letters of credit	$12,422.6	$12,998.0

[1]	Includes $4.6 billion and $6.2 billion in interest rate locks accounted for as derivatives as of September 30, 2007 and December 31, 2006, respectively.

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

Derivatives Hedging	Table 11

Derivative hedging instrument activities are as follows:

	Notional Amounts[1]
(Dollars in millions)(Unaudited)	Asset Hedges	Liability Hedges	Total

Balance, January 1, 2006	$5,800	$12,532	$18,332
Additions	1,500	5,850	7,350
Maturities	-	(1,950)	(1,950)

Balance, September 30, 2006	$7,300	$16,432	$23,732

Balance, January 1, 2007	$7,000	$6,088	$13,088
Additions	8,600	7,400	16,000
Maturities	(4,900)	(5,400)	(10,300)
Terminations	(500)	(400)	(900)
Dedesignations	-	(3,823)	(3,823)

Balance, September 30, 2007	$10,200	$3,865	$14,065

[1] Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. The hedging activity for the

  Company’s mortgage loans held for sale is excluded from this table. As of September 30, 2007 and 2006, the notional amounts of such mortgage derivative contracts totaled $0.7 billion and $6.5 billion, respectively.

The following table shows the derivative instruments entered into by the Company as an end user:

Risk Management Derivative Financial Instruments[1]	Table 12

	As of September 30, 2007
(Dollars in millions)(Unaudited)	Notional Amount	Gross Unrealized Gains [5]	Gross Unrealized Losses [5]	Accumulated Other Comprehensive Income [7]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$10,200	$76	($3)	$45	3.07
Fair value hedges
Forward contracts [3]	671	1	(3)	-	0.09

Total asset hedges	$10,871	$77	($6)	$45	2.88

Liability Hedges
Cash flow hedges
Interest rate swaps and options [4]	$3,865	$15	($24)	($6)	1.45

Total liability hedges	$3,865	$15	($24)	($6)	1.45

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [6]	$3,197	$-	$-	$5	1.50

Total terminated/dedesignated hedges	$3,197	$-	$-	$5	1.50

[1]

Includes only derivative financial instruments which are currently, or previously designated as, qualifying hedges under SFAS No. 133. Certain other derivatives which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. All interest rate swaps have resets of six months or less.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents forward contracts designated as fair value hedges of closed fixed-rate mortgage loans which are held for sale.
[4]	Represents interest rate swaps and options designated as cash flow hedges of floating rate certificates of deposit, Global Bank Notes, FHLB advances and other variable rate debt.
[5]	Represents the change in fair value of derivative financial instruments from inception to September 30, 2007 less accrued interest receivable or payable.
[6]

Represents interest rate swaps that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $5.4 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

[7]

At September 30, 2007, the net unrealized loss on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $44.7 million, net of income taxes. Of this net-of-tax amount, a $39.3 million loss represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $5.4 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of September 30, 2007, $17.8 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

Risk Management Derivative Financial Instruments1, continued

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

The following table presents the contract/notional amount and credit risk amount of all the Company’s derivative positions:

Table 13

	At September 30, 2007			At December 31, 2006
	Contract or Notional Amount		Credit Risk Amount	Contract or Notional Amount		Credit Risk Amount
(Dollars in millions) (Unaudited)	End User	For Customers		End User	For Clients
Derivatives contracts
Interest rate contracts
Swaps	$21,653	$77,731	$790	$17,231	$61,055	$679
Futures and forwards	103,416	15,865	-	14,766	11,450	-
Options	2,500	19,943	-	6,750	9,605	-

Total interest rate contracts	127,569	113,539	790	38,747	82,110	679
Interest rate lock commitments	4,566	-	-	6,173	-	-
Equity contracts	-	9,477	295	-	11,459	270
Foreign exchange contracts	2,288	5,398	200	1,360	4,922	145
Other derivative contracts	1,075	2	-	979	26	3

Total derivatives contracts	$135,498	$128,416	$1,285	$47,259	$98,517	$1,097

Credit-related arrangements
Commitments to extend credit	$83,861		$83,861	$98,512		$98,512
Standby letters of credit and similar arrangements	12,423		12,423	12,998		12,998

Total credit-related arrangements	$96,284		$96,284	$111,510		$111,510

Total credit risk amount			$97,569			$112,607

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

A key component of the SunTrust Enterprise Risk Program is the implementation of an operational risk management framework that organizationally identifies, assesses, controls, quantifies, monitors, and reports on operational risks company wide. The goal of this framework is to implement effective operational risk techniques and strategies, minimize operational losses through enhanced collection and reporting of loss event data, and strengthen SunTrust’s performance by optimizing operational capital allocation.

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

The Company and SunTrust Bank (the “Bank”) are subject to a minimum Tier 1 Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are needed. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. As of September 30, 2007, the Company had Tier 1, Total Capital, and Tier 1 Leverage ratios of 7.44%, 10.71%, and 7.28%, respectively. This compares to ratios as of December 31, 2006 of 7.72%, 11.11%, and 7.23%, respectively. SunTrust is committed to remaining well capitalized. The decline in the regulatory capital ratios was primarily due to the reduction of opening retained earnings related to the adoptions of SFAS No. 157 and SFAS No. 159, as well as FIN 48 and FSP FAS 13-2. In addition, the accelerated share repurchases and early extinguishment of debt discussed below reduced total shareholders’ equity by approximately $800 million and $250 million, respectively.

On July 6, 2007, the Company repaid $250.0 million of junior subordinated debentures held by a trust that had qualified as Tier 1 capital. The debt had an original maturity date of June 15, 2027, and the early repayment resulted in $9.8 million of noninterest expense in the third quarter of 2007, which primarily represented the call premium on the debt. The debt was not part of the Company’s fair value election as the interest on the debt was not being hedged.

On May 31, 2007, SunTrust entered into an accelerated share repurchase (“ASR”) agreement with a global investment bank to purchase $800 million (gross of settlement costs) of SunTrust’s common stock. On June 7, 2007, the global investment bank delivered to SunTrust 8,022,254 shares of SunTrust common stock, in exchange for the aforementioned consideration. During the third quarter of 2007, SunTrust completed this ASR when the Company received, without additional payment, an additional 1,462,091 shares.

On February 13, 2007 the Company amended its retirement benefits plans, supplemental benefits plans and its other postretirement welfare plans. These amendments resulted in a remeasurement of the plans’ obligations and increased retained earnings by $79.7 million.

Effective January 1, 2007, SunTrust adopted SFAS No. 159. Concurrently with the adoption of SFAS No. 159, the Company also adopted SFAS No. 157. The adoption of these fair value standards resulted in a $399.5 million reduction to retained earnings on January 1, 2007, which was partially offset by a $147.4 increase in accumulated other comprehensive income due to the transfer of approximately $15.4 billion in securities available for sale to trading assets. See Note 12, “Fair Value,” in the Notes to the Consolidated Financial Statements for more information.

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

The proceeds from the Series A perpetual preferred stock and preferred purchase securities totaling approximately $1 billion were used to repurchase approximately $1 billion in outstanding Common Stock of the Company, with 10,542,103 shares repurchased through an accelerated share repurchase initiated in October of 2006 and completed in March of 2007. In the fourth quarter of 2006 the Company also exercised its right to call $1 billion of higher cost trust preferred securities and issued the aforementioned $1 billion of lower cost, more efficient enhanced trust preferred securities, lowering the Company’s overall cost of capital.

SunTrust manages capital through dividends and share repurchases authorized by the Company’s Board of Directors and assesses capital needs based on expected growth and the current economic climate. In the first nine months of 2007, the Company repurchased 10,758,059 shares for $853.4 million compared to 3,175,000 shares for $234.4 million repurchased in the first nine months of 2006. As of September 30, 2007, the Company was authorized to purchase up to an additional 30 million shares.

The Company declared and paid common dividends totaling $254.0 million during the third quarter of 2007, or $0.73 per common share, on net income available to common shareholders of $412.6 million. The dividend payout ratio was 61.6% in the third quarter of 2007 versus 41.1% in the third quarter of 2006. In the first nine months of 2007, the Company declared common dividends totaling $772.9 million, or $2.19 per share, on net income available to common shareholders of $1,600.5 million. The dividend payout ratio was 48.3% for the first nine months of 2007 versus 41.2% for the first nine months of 2006. Total book value per common share increased from $49.71 as of September 30, 2006 to $50.01 as of September 30, 2007.

Capital Ratios	Table 14

(Dollars in millions) (Unaudited)	September 30 2007	December 31 2006
Tier 1 capital	$12,034.6	$12,524.7
Total capital	17,336.8	18,024.9
Risk-weighted assets	161,743.1	162,236.7
Risk-based ratios:
Tier 1 capital	7.44%	7.72%
Total capital	10.72	11.11
Tier 1 leverage ratio	7.28	7.23
Total shareholders’ equity to assets	10.18	9.78

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

Corporate and Investment Banking

CIB serves issuer clients in the middle and large corporate markets. In addition to a large diversified client base, CIB is focused on these key industry sectors: consumer and retail, financial services and technology, energy and healthcare. CIB provides an extensive range of investment banking products and services, including mergers and acquisitions services, capital raising in debt and equity markets, financial risk management, asset securitization, and market making in cash securities and derivative instruments. These investment banking products and services are provided to CIB’s issuer clients, Commercial clients and Wealth and Investment Management clients. CIB also offers traditional lending, leasing, treasury management services and institutional investment management to its clients. In addition, CIB serves investor clients through proprietary product flow in fixed income and equity markets, secondary trading capabilities and equity research.

Mortgage

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and the mortgage insurance division of the Company’s captive reinsurance subsidiary (Twin Rivers Insurance Company, formerly Cherokee Insurance Company).

Wealth and Investment Management

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices -- formerly Asset Management Advisors, or (“AMA”), and Institutional Investment Management and Administration.

The PWM group offers professional investment management and trust services to clients seeking active management of their financial resources. In addition, the Private Banking group is included in PWM, which enables the group to offer a full array of loan and deposit products to clients. PWM includes SunTrust Investment Services which operates across the Company’s footprint and offers discount/online and full service brokerage services to individual clients. GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations.

Institutional Investment Management and Administration is comprised of Trusco Capital Management, Inc. (“Trusco”), retirement services, endowment and foundation services, and corporate agency services. Trusco is an investment advisor registered with the Securities and Exchange Commission which serves as investment advisor for the STI Classic Funds and many of Wealth and Investment Management’s clients. Trusco also includes Seix Advisors, the fixed income division of Trusco. Retirement services provide administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provide administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals. Corporate agency services target corporations, governmental entities and attorneys requiring escrow, sub-accounting, and custodial services.

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

For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•

Net interest income – All net interest income is presented on a fully taxable-equivalent basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched-maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched-maturity funds mismatch is generally attributable to the corporate balance sheet management strategies.

•

Provision for loan losses – Represents net loan charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

•

Provision for income taxes – Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the fully taxable-equivalent gross up on tax-exempt assets, tax adjustments, and tax credits that are unique to each business segment. The difference between the calculated provision for income taxes at the segment level and the consolidated provision for income taxes is reported in Reconciling Items.

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

The following analysis details the operating results for each line of business for the three and nine months ended September 30, 2007 and 2006. Prior periods have been restated to conform to the current period’s presentation.

Net Income	Table 15

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2007	2006	2007	2006
Retail	$153,001	$180,882	$475,559	$539,053
Commercial	105,033	109,110	303,856	318,679
Corporate and Investment Banking	(14,184)	45,053	98,988	165,606
Mortgage	(11,989)	64,205	37,640	203,818
Wealth and Investment Management	60,391	123,151	181,490	228,028
Corporate Other and Treasury	37,568	(25,743)	227,847	19,685
Reconciling Items	90,344	38,930	297,511	136,248

Average Loans and Deposits			Table 16
	Three Months Ended September 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2007	2006	2007	2006
Retail	$32,065,833	$30,834,646	$67,401,579	$69,659,995
Commercial	33,016,609	32,985,857	14,031,723	13,601,082
Corporate and Investment Banking	15,959,121	16,693,443	3,462,242	2,885,323
Mortgage	30,084,217	31,619,820	2,322,876	1,998,843
Wealth and Investment Management	7,848,930	8,128,016	9,608,257	9,534,090
Corporate Other and Treasury	616,630	503,089	21,026,843	28,043,793

	Nine Months Ended September 30
	Average loans		Average deposits
	2007	2006	2007	2006
Retail	$31,631,670	$30,840,312	$68,471,359	$68,814,272
Commercial	33,042,986	32,477,973	14,181,207	13,653,491
Corporate and Investment Banking	15,821,063	16,362,105	3,016,481	3,185,002
Mortgage	30,629,171	30,863,051	2,166,451	1,764,025
Wealth and Investment Management	8,022,472	8,113,524	9,753,449	9,285,272
Corporate Other and Treasury	626,271	426,527	23,826,024	26,733,079

Retail

Three Months Ended September 30, 2007 vs. 2006

Retail’s net income for the third quarter of 2007 was $153.0 million, a decrease of $27.9 million, or 15.4%, compared to the third quarter of 2006. This decrease was primarily the result of higher provision expense and lower net interest income, partially offset by higher noninterest income.

Net interest income declined $10.5 million, or 1.8%, driven by a $2.3 billion, or 3.2%, decline in average deposits. Specifically, increases in higher-cost NOW account products were offset by declines in lower-cost money market and demand deposit products. Deposit spreads improved slightly despite the continued trend in customer preference towards higher-yielding deposit products. Total average loans increased $1.2 billion, or 4.0%, driven by growth in home equity, business banking, and newly-originated student loans. Retail continued to decrease its exposure to relatively low spread student consolidation loans where loans held for sale average balances declined $304.2 million, or 39.7%.

Provision for loan losses increased $45.3 million reflecting normalization of the credit cycle from historically low levels, as well as additional negative impact from the current deterioration in certain segments of the consumer portfolio, primarily related to the residential real estate market. The provision increase was most pronounced in the home equity and indirect auto products but also increased for small business commercial loans.

Total noninterest income increased $15.2 million, or 5.6%, from the third quarter of 2006. This increase was driven primarily by an 11% increase in service charges on deposit accounts from both consumer and business clients. Interchange and ATM fees also grew driven by higher transaction volume. Partially offsetting the fee income growth was a decrease in gains on sales of student loans.

Total noninterest expense increased $4.0 million, or 0.7%, from the third quarter of 2006. Increases in personnel expense related to investments in the branch distribution network and business banking were offset by a decrease in shared corporate expense allocations.

Nine Months Ended September 30, 2007 vs. 2006

Retail’s net income for the nine months ended September 30, 2007 was $475.6 million, a decrease of $63.5 million, or 11.8%, compared to the same period in 2006. The decrease was primarily the result of higher provision expense and lower net interest income, partially offset by higher noninterest income.

Net interest income decreased $21.1 million, or 1.2%, driven by the continued shift in deposit mix to higher-rate deposit products resulting in compressed spreads. Average deposits decreased $342.9 million, or 0.5%, as increases in higher-cost time deposits and certain NOW account products were offset by declines in lower-cost money market and demand deposit balances. Net interest income from deposits decreased only 1.7% despite the shift to higher cost deposit products. Net interest income was also negatively impacted by a $768 million, or 54.6%, decrease in average loans held for sale, as Retail decreased its exposure to relatively low spread student consolidation loans. Positively impacting net interest income was a $791 million, or 2.6%, increase in average loans driven by growth in home equity loans and business banking loans. These increases were partially offset by a decrease in indirect auto loans, direct installment loans, and newly-originated student loans.

Provision for loan losses increased $100.3 million reflecting normalization of the credit cycle from historically low levels and deterioration in certain segments of the consumer portfolio, primarily related to the residential real estate market. The increase was most pronounced in home equity and indirect auto products.

Total noninterest income increased $18.6 million, or 2.3%. The increase was due to growth in service charges on deposit accounts driven by higher consumer and business client fees. Interchange income also grew driven by higher transaction volumes. These increases were partially offset by a decrease in gains on sales of student loans.

Total noninterest expense was flat compared to the same period in 2006. Decreases in amortization of core deposit intangibles and new loan production expense were partially offset by an increase in personnel expense related to investments in the branch distribution network and business banking.

Commercial

Three Months Ended September 30, 2007 vs. 2006

Commercial’s net income for the third quarter of 2007 was $105.0 million, a decrease of $4.1 million, or 3.7%. The decrease was primarily the result of lower net interest income partially offset by higher noninterest income.

Net interest income decreased $14.1 million, or 5.8%. Although average deposits increased $430.6 million, or 3.2%, the continued shift in deposit mix to higher-rate deposit products decreased net interest income by $6.1 million. This compression in deposit spreads was primarily due to a decrease in demand deposits, as customers redeployed liquidity in the current rate environment to higher-yielding NOW accounts and off-balance sheet sweep products. The increase in average deposits was driven by increases in institutional and government deposits, partially offset by decreases in lower-cost demand deposits and money market accounts. Average loans were relatively flat, increasing $30.8 million, while net interest income derived from loan products decreased $8.2 million, or 4.8%. While commercial domestic loan spreads were up slightly, commercial real estate spreads decreased.

Provision for loan losses was $3.0 million, an increase of $1.3 million compared to the third quarter of 2006.

Total noninterest income increased $4.5 million, or 6.4%, driven by increases in service charges on deposit accounts and higher referral revenues from the BankCard, equipment leasing, and capital markets products, partially offset by a decrease in business credit card income.

Total noninterest expense was relatively flat, increasing $0.8 million. Decreases in staff expense, credit and collection services, and shared corporate expense were more than offset by increased Affordable Housing- related expenses.

Nine Months Ended September 30, 2007 vs. 2006

Commercial’s net income for the nine months ended September 30, 2007 was $303.9 million, a decrease of $14.8 million, or 4.7%. The decrease was primarily driven by a decline in net interest income and higher provision expense, partially offset by higher noninterest income and lower noninterest expense.

Net interest income decreased $32.5 million, or 4.5%. Although average deposits increased $527.7 million, or 3.9%, the continued shift in deposit mix to higher-rate deposit products decreased net interest income $26.9 million. This compression in deposit spreads was primarily due to a decrease in demand deposits, as customers redeployed liquidity in the current rate environment to higher-yielding NOW accounts and off-balance sheet sweep products. The increase in average deposits was driven by increases in institutional and government deposits, partially offset by decreases in lower-cost demand deposits and money market accounts. Average loans increased $565.0 million, or 1.7%, while net interest income derived from loan products decreased $4.5 million, or 0.9%. While commercial loan spreads were up slightly, commercial real estate spreads decreased.

Provision for loan losses increased $6.5 million compared to the same period in 2006.

Total noninterest income increased $7.8 million, or 3.7%, driven by increases in service charges on deposit accounts and higher referral revenues from the BankCard and capital markets products, partially offset by a decrease in business credit card income.

Total noninterest expense decreased $3.4 million, or 0.7%. Decreases in credit and collection services expense, various discretionary expenses, and shared corporate expenses were partially offset by increased Affordable Housing-related expenses.

Corporate and Investment Banking

Three Months Ended September 30, 2007 vs. 2006

Corporate and Investment Banking had a net loss of $14.2 million for the third quarter of 2007, a decrease of $59.2 million compared to the prior year. The decrease was driven by write-downs and losses primarily in securitization warehouses due to capital markets volatility associated with turmoil in the mortgage industry, lack of loan liquidity, and widening credit spreads.

Net interest income was relatively flat, decreasing $0.2 million. Average loan balances decreased $734.3 million, or 4.4%, while the corresponding net interest income increased 0.9% due to a 5 basis point increase in spreads. The decline in average loans was driven by a $1.9 billion structured asset sale of corporate loans in the first quarter of 2007, partially offset by growth in corporate banking loans and lease financing assets. Total average deposits were up $576.9 million, or 20.0%, while net interest income was down $0.2 million. This increase in balances was primarily in higher cost money market accounts.

Provision for loan losses was $13.6 million, an increase of $7.8 million from the same period in 2006 due primarily to a charge-off related to a single borrower.

Total noninterest income decreased $94.6 million, or 66.7%. The decrease was primarily driven by write-downs and losses of approximately $121 million in collateralized debt obligations, mortgage-backed securities and collateralized loan obligation residual interests and warehouses carried at fair value. Partially offsetting these losses were record performances in derivatives, structured leasing, and tax-exempt underwriting revenues, up 115%, 216%, and 42%, respectively.

Total noninterest expense decreased $8.3 million, or 7.0%, driven primarily by lower incentive-based compensation expense tied to revenue.

Nine Months Ended September 30, 2007 vs. 2006

Corporate and Investment Banking’s net income for the nine months ended September 30, 2007 was $99.0 million, a decrease of $66.6 million, or 40.2%. The decrease was driven by write-downs and losses primarily in securitization warehouses due to capital markets volatility created by turmoil in the mortgage industry, lack of loan liquidity, and widening credit spreads. In addition, higher provision for loan losses expense and lower net interest income contributed to the decline.

Net interest income decreased $15.2 million, or 8.4%. Average loan balances decreased $541.0 million, or 3.3%, while spreads declined 10 basis points resulting in a 13.2% decrease in loan-related net interest income. The decline in balances was driven by a $1.9 billion structured asset sale of corporate loans in the first quarter of 2007, partially offset by growth in the corporate banking loans and lease financing assets. Total deposits were down $168.5 million, or 5.3%, driven by a decline in corporate demand deposit balances. Deposit-related net interest income was down $3.8 million, or 8.1%, as deposit spreads dropped 21 basis points due to a shift to higher cost money market accounts. Partially offsetting these declines was improved net interest income on investments due to higher balances and favorable spreads.

Provision for loan losses was $30.4 million increasing from $5.0 million in the same period of 2006 due primarily to a charge-off related to a single borrower.

Total noninterest income decreased $65.5 million, or 14.3%. The decrease was primarily driven by write-downs and losses of approximately $134 million in collateralized debt obligations, mortgage-backed securities, and collateralized loan obligation residual interests and warehouses carried at fair value, most of which occurred during the third quarter of 2007. Additional weakness in fixed income trading, equity offerings, loan related fees, and M&A was partially offset by strong performance in bond originations, corporate loan syndications, derivatives, and structured leasing.

Total noninterest expense decreased $0.1 million, driven by lower compensation expense resulting from lower revenue and lower shared corporate expenses, offset by the reversal of leveraged lease expense in the second quarter of 2006, increased salary expense, and higher outside processing expenses.

Mortgage

Three Months Ended September 30, 2007 vs. 2006

Mortgage had a net loss of $12.0 million for the third quarter of 2007, a decrease in net income of $76.2 million. The decline was primarily a result of net valuation losses on the mortgage warehouse driven by mortgage spread widening and credit-related losses resulting from turmoil in the mortgage markets. Mortgage experienced approximately $88 million in losses from mortgage spread widening in the third quarter of 2007.

Net interest income decreased $23.9 million, or 15.4%. The decline was driven by decreases in average loans held for investment and average loans held for sale at compressed spreads, partially offset by higher investment securities balances. Average loans, primarily consumer mortgages and residential construction loans, declined $1.5 billion, or 4.9%, and resulted in a reduction in net interest income of $19.4 million. The decline in loans was a result of balance sheet management strategies initiated in the second half of 2006 and accelerated in the first half of 2007. Average loans held for sale declined $0.5 billion. This decline in conjunction with compressed spreads reduced net interest income $12.3 million. Offsetting these reductions was an increase in average investment securities of $4.0 billion which contributed $8.0 million to the change in net interest income.

Provision for loan losses increased $11.0 million to $11.7 million driven by higher consumer mortgage net charge-offs.

Total noninterest income declined $8.2 million, or 8.4%, due to lower production income partially offset by higher servicing income. Total loan production of $12.6 billion was down $1.1 billion, or 8.2%, from the third quarter 2006. Production income declined $29.3 million, or 59.5%, due to net valuation losses caused by spread widening in mortgage markets partially offset by the recognition of loan origination fees resulting from the Company’s election to record at fair value certain mortgage loans beginning in May 2007. Mortgage servicing income was up $20.5 million, or 56.6%, principally due to higher fee income derived from a larger servicing portfolio. At September 30, 2007, total loans serviced were $149.9 billion, up 20.1% from $124.8 billion at September 30, 2006.

Total noninterest expense was up $81.3 million, or 52.6%. The major drivers of the higher expense were a $35.0 million increase in operating losses, primarily due to loan application fraud related to customer misstatements of income and/or assets on Alt-A products originated in prior periods, and the recognition of loan origination costs resulting from the Company’s election to record at fair value certain mortgage loans beginning in May 2007. The remaining increase was driven by other credit-related and growth- related costs.

Nine Months Ended September 30, 2007 vs. 2006

Mortgage’s net income for the nine months ended September 30, 2007 was $37.6 million, a decline of $166.2 million, or 81.5%. The decline was a result of net valuation losses on the mortgage warehouse driven by mortgage spread widening and credit-related losses resulting from turmoil in the mortgage markets. Additionally, lower secondary marketing margins and higher growth and volume-related expense were partially offset by higher servicing income. Mortgage experienced approximately $88 million in losses from mortgage spread widening in the third quarter of 2007.

Net interest income declined $55.9 million, or 12.3%, principally due to declines in income on loans held for investment and loans held for sale at lower spreads, partially offset by increased income on deposits and investment securities. Total average loans were down $0.2 billion. The volume decline in conjunction with lower spreads resulted in a $36.5 million decline in net interest income. Loans held for sale increased $1.8 billion, however, compressed spreads resulted in a decline in net interest income of $31.8 million. Additionally, mortgage servicing rights increased $0.2 billion and combined with increased funding costs resulted in a $12.3 million decline in net interest income. Deposits were up $0.4 billion due to higher escrow balances and contributed $16.5 million to the change in net interest income. Investment securities were up $2.6 billion positively impacting the change in net interest income $5.5 million.

Provision for loan losses was $35.0 million, an increase of $29.3 million, driven by higher consumer mortgage net charge-offs.

Total noninterest income declined $53.5 million, or 16.8%, driven by lower production income that was partially offset by higher servicing income and other miscellaneous income. Total production of $45.4 billion was up $5.1 billion, or 12.6%, over the prior year. Production income declined $100.5 million due to narrower secondary marketing margins, as well as net valuation losses on the mortgage warehouse resulting from mortgage spread widening and credit-related charges. The decline in production income was partially offset by the recognition of loan origination fees resulting from the Company’s election to record at fair value certain mortgage loans beginning in May of 2007. Total servicing income was up $25.1 million, or 22.6%, principally due to higher servicing balances and lower mortgage servicing rights amortization, partially offset by lower gains on sales of mortgage servicing rights. At September 30, 2007, total loans serviced were $149.9 billion, up 20.1% from $124.8 billion at September 30, 2006. Other income was up $21.9 million due to increases in insurance income and trading account income.

Total noninterest expense increased $132.0 million, or 29.1%. The major drivers of the higher expense were a $54.4 million increase in operating losses, primarily due to loan application fraud related to customer misstatements of income and/or assets on Alt-A products originated in prior periods, and the recognition of loan origination costs resulting from the Company’s election to record at fair value certain mortgage loans beginning in May 2007. The remaining increase was driven by other credit-related and growth-related costs.

Wealth and Investment Management

Three Months Ended September 30, 2007 vs. 2006

Wealth and Investment Management’s net income for the third quarter of 2007 was $60.4 million, a decrease of $62.8 million, or 51.0%. The decrease was primarily due to the $69.9 million after-tax gain on sale of the Bond Trustee business in the third quarter of 2006. Excluding the gain on sale of the Bond Trustee business, net income increased $7.1 million or 13.4%. The increase was primarily driven by strong growth in retail investment income and lower noninterest expenses. These benefits were partially offset by the impact of the merger of Lighthouse Partners into Lighthouse Investment Partners in the first quarter of 2007, the loss of trust revenue due to the sale of the Bond Trustee business, and lower net interest income.

Net interest income decreased $7.2 million, or 7.7%, primarily due to a shift in deposit mix to higher cost deposits. Average deposits increased $0.1 billion, or 0.8%, due to an increase in higher-cost NOW accounts and time deposits, partially offset by declines in lower-cost demand and money market deposits resulting in a $4.8 million decrease in net interest income. Average loans decreased $0.3 billion, or 3.4%, reducing net interest income $2.2 million. The decline in average loans was driven by lower consumer mortgage and commercial lending balances, partially offset by growth in personal credit lines.

Provision for loan losses increased $1.2 million primarily due to higher home equity net charge-offs.

Total noninterest income decreased $97.4 million, or 27.5%, primarily driven by the $112.8 million third quarter 2006 gain on sale of the Bond Trustee business and the resulting loss in trust revenue. Despite the lost trust revenue from the Lighthouse Partners merger in the first quarter of 2007 and the Bond Trustee sale, total trust income rose $1.4 million, or 0.8%. Retail investment income increased $15.4 million, or 28.4%, with particularly strong growth in annuity sales.

Total noninterest expense decreased $5.5 million, or 2.2%. Higher compensation expense related to retail investment sales was more than offset by decreases in discretionary expense, lower Lighthouse related expense, and a reduction in shared corporate expenses.

End of period assets under management were approximately $142.9 billion compared to $138.6 billion as of the same period last year. Approximately $5.4 billion in Lighthouse Partners assets were merged into Lighthouse Investment Partners and are not included in the September 30, 2007 total. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $253.0 billion, which includes $142.9 billion in assets under management, $59.3 billion in non-managed trust assets, $42.4 billion in retail brokerage assets, and $8.5 billion in non-managed corporate trust assets.

Nine Months Ended September 30, 2007 vs. 2006

Wealth and Investment Management’s net income for the nine months ended September 30, 2007 was $181.5 million, a decrease of $46.5 million, or 20.4%. The decrease was primarily due to the $69.9 million after-tax gain on sale of the Bond Trustee business in the third quarter of 2006. Excluding the gain on sale of the Bond Trustee business, net income increased $23.4 million, or 14.8%, and was driven by an after-tax gain on sale upon merger of Lighthouse Partners into Lighthouse Investment Partners of $20.2 million and increased retail investment income, partially offset by lower net interest income and higher noninterest expenses.

Net interest income decreased $12.5 million, or 4.5%, as the continued shift in deposit mix to higher cost products compressed spreads. Average deposits increased $0.5 billion, or 5.0%, due to increases in higher-cost NOW account products and time deposit balances, partially offset by decreases in lower-cost demand and money market deposits decreasing deposit spreads 27 basis points and net interest income $10.0 million. Average loans decreased $0.1 billion, or 1.1%, resulting in a $3.2 million decline in net interest income. The decline in average loans was driven by lower consumer mortgages and commercial loans, partially offset by growth in personal credit lines.

Provision for loan losses increased $4.2 million primarily due to higher home equity and personal credit lines net charge-offs.

Total noninterest income decreased $53.3 million, or 6.3%, primarily driven by the $112.8 million gain on sale of the Bond Trustee business in the third quarter of 2006. Excluding this gain, noninterest income increased $59.5 million, due to a $32.3 million gain on sale upon merger of Lighthouse Partners, as well as strong growth in retail investment income which increased $37.4 million or 22.7% mainly due to increased annuity sales. Negatively impacting noninterest income was the loss of trust revenues from the Lighthouse Partners merger and sale of the Bond Trustee business.

Total noninterest expense increased $5.9 million, or 0.8%. Growth was primarily attributable to increases in staff and intangible amortization expenses, partially offset by a decrease in shared corporate expenses.

Corporate Other and Treasury

Three Months Ended September 30, 2007 vs. 2006

Corporate Other and Treasury’s net income for the third quarter of 2007 was $37.6 million, an increase of $63.3 million compared to the third quarter of 2006. The increase was mainly driven by an increase in noninterest income due to securities losses incurred in the third quarter of 2006, and net valuation gains recorded on trading securities and long-term corporate debt carried at fair value.

Net interest income decreased $3.3 million, or 8.5%. This was mainly due to a reduction in the size of the investment portfolio as a result of the balance sheet management strategies. Total average assets decreased $8.6 billion, or 28.5%, mainly due to the reduction in the size of the investment portfolio. Total average deposits decreased $7.0 billion, or 25.0%, mainly due to a decrease in brokered and foreign deposits as the Company reduced its reliance on wholesale funding sources.

Provision for loan losses increased $1.0 million compared to the third quarter of 2006.

Total noninterest income increased $136.6 million. This was mainly due to securities losses of $91.5 million incurred in the third quarter of 2006 and a $61.7 million increase in trading income due to net valuation gains recorded on trading securities and the Company’s long-term corporate debt carried at fair value.

Total noninterest expense increased $9.7 million, or 57.7% compared to the third quarter of 2006. This increase included $45 million in severance costs associated with the E2 initiative. This increase was partially offset by a $33.6 million decrease in the accrued liability associated with a capital instrument that the Company intends to call and replace in the fourth quarter. Additionally, reductions in total staff expense in the support functions and consulting expenses demonstrates the continued success in controlling expenses.

Nine Months Ended September 30, 2007 vs. 2006

Corporate Other and Treasury’s net income for the nine months ended September 30, 2007 was $227.8 million, an increase of $208.2 million compared to the same period in 2006. The increase was mainly driven by a $145.6 million after-tax gain on sale of The Coca-Cola Company stock, securities losses resulting from the securities portfolio repositioning in the third quarter of 2006, and a net valuation gain on trading securities and long-term corporate debt carried at fair value.

Net interest income decreased $41.7 million, or 47.6% mainly due to a reduction in the size of the investment portfolio as a result of the balance sheet management strategies. Total average assets decreased $5.9 billion, or 19.0%, primarily due to a reduction in the size of the securities portfolio. Total average deposits decreased $2.9 billion, or 10.9%, mainly due to a decrease in brokered and foreign deposits.

Provision for loan losses increased $1.5 million, or 51.8%.

Total noninterest income increased $408.4 million. This was mainly driven by the $234.8 million gain on sale of The Coca-Cola Company stock, securities losses resulting from the securities portfolio repositioning in the third quarter of 2006, and $114.7 million increase in trading income due to net valuation gains recorded on trading securities and the Company’s long-term corporate debt carried at fair value.

Total noninterest expense decreased $4.1 million, or 8.0%, compared to the same period in 2006. Included in the nine months ended September 30, 2007 was $50.7 million in initial implementation costs associated with the E2 initiative, of which $45 million was severance. Positively impacting noninterest expense was a $33.6 million decrease in the accrued liability associated with a capital instrument that the Company intends to call and replace in the fourth quarter. Additionally, reductions in total staff expense in the support functions and consulting expenses demonstrates the continued success in controlling expenses.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents the Company’s estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The ALLL is determined based on management’s review and evaluation of larger loans that meet the Company’s definition of impairment and the size and current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the loan portfolio.

Impaired loans, except for smaller balance homogeneous loans, include loans classified as nonaccrual where it is probable that SunTrust will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, the amount of specific allowance required is measured by a careful analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, management uses assumptions and methodologies that are relevant to estimating the level of impaired and unrealized losses in the portfolio. To the extent that the data supporting such assumptions have limitations, management’s judgment and experience play a key role in enhancing the specific ALLL estimates.

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

The Company’s financial results are affected by the changes and absolute level of the ALLL. This process involves management’s analysis of complex internal and external variables, and it requires that management exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, the Company cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require the Company to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. For additional discussion of the allowance for loan and lease losses see the “Allowance for Loan and Lease Losses” and “Provision for Loan Losses” sections.

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

In instances where required by US GAAP, the Company uses discount rates in its determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations, MSRs and residual interests from Company-sponsored securitizations. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The Company provides disclosure of the key economic assumptions used to measure MSRs and residual interests and a sensitivity analysis to adverse changes to these assumptions in Note 11, “Securitization Activity and Mortgage Servicing Rights,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006. The fair values of MSRs are based on discounted cash flow analyses. A detailed discussion of key variables, including the discount rate, used in the determination of retirement and other postretirement obligations is in Note 16, “Employee Benefit Plans,” in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 8, “Employee Benefit Plans,” in this third quarter of 2007 Form 10-Q.

Fair values for investment securities, securitization interests, trading assets, long-term debt carried at fair value, and most derivative financial instruments are based on independent, third-party market prices, or if identical market prices are not available are based on the market prices of similar instruments. If market prices of similar instruments are not available, instruments are valued based on the best available data, some of which may not be readily observable in the market. Additionally, the Company has developed an internal, independent price verification function that tests valuations received from third parties. The fair values of loans are typically based on securities prices of similar instruments and, when appropriate, include reductions to account for costs that would be incurred to transform a loan into a security when sold. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

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

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations at pages 67-72 for a discussion of market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Below we supplement and revise the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as previously supplemented in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. Such risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

The Company added the following risk factor:

We may enter into transactions with off-balance sheet entities affiliated with SunTrust or its subsidiaries.

We engage in a variety of transactions with off-balance sheet entities with which we are affiliated. While we have no obligation, contractual or otherwise, to do so, under certain limited circumstances, these transactions may involve providing some form of financial support to these entities. Any such actions may cause us to recognize current or future gains or losses. Depending on the nature and magnitude of any transactions we enter into with off-balance sheet entities, accounting rules may require us to consolidate the financial results of these entities with our financial results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2007:

	Common Stock					Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs [3,4]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1-31	12,662	$83.14	-		11,766,745	-	-	-	-
February 1-28	20,425	86.27	-		11,766,745	-	-	-	-
March 1-31	619,862	82.71	615,514	[4]	11,151,231	-	-	-	-

Total first quarter 2007	652,949	$82.83	615,514			-	-	-	-

April 1-30	182,812	$84.74	175,000		10,976,231	-	-	-	-
May 1-31	496,895	84.86	483,200		10,493,031	-	-	-	-
June 1-30	8,034,836	87.20	8,022,254	[4]	2,470,777	-	-	-	-

Total second quarter 2007	8,714,543	$87.02	8,680,454			-	-	-	-

July 1-31	3,303	$85.37	-		2,470,777	-	-	-	-
August 1-31	1,467,342	80.99	1,462,091	[4]	30,000,000	-	-	-	-
September 1-30	857	76.10	-		30,000,000	-	-	-	-

Total third quarter 2007	1,471,502	$81.00	1,462,091			-	-	-	-

Total year-to-date 2007	10,838,994	$85.95	10,758,059			-	-	-	-

[1]

On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

[2]

This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the nine months ended September 30, 2007, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 12,662 shares in January 2007 at an average price per share of $83.14; 20,425 shares in February 2007 at an average price per share of $86.27; 4,348 shares in March 2007 at an average price per share of $85.30; 7,812 shares in April 2007 at an average price per share of $84.64; 13,695 shares in May 2007 at an average price per share of $88.61; 12,582 shares in June 2007 at an average price per share of $87.25; 3,303 shares in July 2007 at an average price per share of $85.37; 5,251 shares in August 2007 at an average price per share of $79.60; 857 shares in September 2007 at an average price per share of $76.10.

[3]

Effective April 1, 2006, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock and terminated (effective March 31, 2006) the remaining authority to repurchase shares under the prior authorizations made on June 13, 2001 and November 12, 2002. There is no expiration date for this authorization. Such repurchase authority was replaced (terminated) on August 4, 2007, as more fully described in footnote 4.

[4]

In August 2006, the Board authorized the Company to repurchase up to an additional $1 billion or 13,333,334 shares of the Company’s Common Stock, under which authority the Company repurchased 9,926,589 shares during 2006 under an Accelerated Share Repurchase Agreement (“ASR”). The 3,406,745 shares remaining under the August 2006 authorization, combined with 8,360,000 shares remaining under Board authorization from April 2006, left the Company with authorization to repurchase up to 11,766,745 shares as of January 1, 2007. The Company completed the aforementioned ASR with the repurchase of 615,514 shares during the first quarter of 2007. During the nine months ended September 30, 2007 the Company entered into a second ASR, as announced in the Company’s 8-K filing on June 7, 2007, by repurchasing 8,022,254 shares during the second quarter of 2007. This ASR was completed in the third quarter of 2007 when the Company received, without additional payment, an additional 1,462,091 shares. On August 4, 2007, the Board of Directors authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

(a) None.

(b) None.

Item 6.    EXHIBITS

Exhibit	Description	Sequential Page Number

3.1

Amended and Restated Articles of Incorporation of the Registrant effective November 14, 1989, as amended effective as of April 24, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed March 26, 1999), as amended effective April 18, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2000), as amended September 6, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2006), as amended October 23, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-A filed October 24, 2006), and as amended effective April 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8- K filed April 17, 2007).

*

3.2	Bylaws of the Registrant, as amended effective April 17, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed April 17, 2007).	*

4.1

Senior Indenture dated as of September 10, 2007 by and between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 10, 2007).

*

4.2	Form of Note for 6.00% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed September 10, 2007).	*

10.1

Amendment No. 2 to The SunTrust Banks, Inc. Deferred Compensation Plan, adopted August 16, 2007, effective as of July 1, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2007).

*

31.1	Certification of President and CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	(filed herewith)

32.1	Certification of President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

*	incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of November, 2007.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief
Accounting Officer)