Form 10-K
period 2007-12-31
SUNTRUST BANKS INC
filed 2008-02-20
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2007 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(404) 588-7711

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange on which provided
Common Stock	New York Stock Exchange
Depository Shares, Each Representing 1/4000th Interest in a Share of Perpetual Preferred Stock, Series A	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2007 was approximately $29.6 billion, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At February 13, 2008, 348,742,997 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to SunTrust’s Definitive Proxy Statement for its 2008 Annual Shareholder’s Meeting, which will be filed with the Commission no later than April 30, 2008 (the “Proxy Statement”). Certain Part I and Part II information required by Form 10-K is incorporated by reference to the SunTrust Annual Report to Shareholders, but the Annual Report to Shareholders for the year ended December 31, 2007 shall not be deemed filed with the Securities and Exchange Commission.

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

Additional information relating to our businesses and our subsidiaries is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), and Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements in Item 8 of this report.

Primary Market Areas

Through its flagship subsidiary SunTrust Bank, the Company provides deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, asset management, securities’ brokerage, capital market services and credit-related insurance. SunTrust enjoys strong market positions in some of the highest-growth markets in the United States and operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within the geographic footprint, SunTrust strategically operated under five business segments during 2007. These business segments were: Retail, Commercial, Corporate and Investment Banking (“CIB”), Mortgage, and Wealth and Investment Management. In addition, SunTrust provides clients with a selection of technology-based banking channels, including the Internet, automated teller machines, PC and twenty-four hour telebanking. SunTrust’s client base encompasses a broad range of individuals and families, high net-worth clients, businesses, and institutions.

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

On March 31, 2005, SunTrust sold the Receivables Capital Management factoring division and, in December of 2005, sold Carswell of Carolina, Inc., a full service insurance agency. In 2006, SunTrust sold its Bond Trustee business and acquired 11 Florida Wal-Mart banking branches. In 2007, GenSpring Family Offices, LLC, a wholly owned subsidiary of SunTrust Banks, Inc., acquired Inlign Wealth Management Investments, Inc. and TBK Investments, Inc. We also completed the sale of our minority interest in Lighthouse Investment Partners, LLC on January 2, 2008 and expect to complete the acquisition of GB&T Bancshares, Inc. during the second quarter of 2008. Additional information on these and other acquisitions and dispositions is included in Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements in Item 8 which are incorporated herein by reference.

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

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount and a portion of the unrealized gain on equity securities. The sum of Tier 1 and Tier 2 capital represents the Company’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.

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

On November 12, 1999, financial modernization legislation known as the Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Under the GLB Act, a bank holding company which elects to become a financial holding company may engage in expanded securities activities, insurance sales, and underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject in each case to certain conditions. The Company has elected to become a financial holding company under the GLB Act. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In order to become and maintain its status as a financial holding company, the Company and all of its affiliated depository institutions must be “well-capitalized,” “well-managed,” and have at least a satisfactory Community Reinvestment Act of 1977 (“CRA”) rating. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory CRA rating, the Company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the Company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities.

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

The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the Deposit Insurance Fund (“DIF”) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).

The Company’s non-banking subsidiaries are regulated and supervised by various regulatory bodies. For example, SunTrust Robinson Humphrey, Inc. is a broker-dealer and investment adviser registered with the Securities and Exchange Commission (“SEC”), and the Financial Industry Regulatory Authority, Inc. (“FINRA”). SunTrust Investment Services, Inc. is also a broker-dealer and investment adviser registered with the SEC and a member of the FINRA. Trusco Capital Management, Inc. (“Trusco”) is an investment adviser registered with the SEC.

In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of bank/financial holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.

Competition

SunTrust operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. The Company also faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. Some of the Company’s competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect the Company’s profitability.

The Company’s ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation” for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2007, there were 32,323 full-time equivalent employees within SunTrust. None of the domestic employees within the Company is subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

See also the following additional information which is incorporated herein by reference: Business Segments (under the caption “Business Segments” in Item 7, the MD&A and in Note 22 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data (the “Notes”)); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 of the Notes); Outstanding Loans and Leases (under the caption “Loans” in the MD&A and Note 6 of the Notes); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the caption “Liquidity Risk” in the MD&A and Note 10 “Other Short-Term Borrowings and Contractual Commitments” of the Notes); Trading Activities in the MD&A and Trading Assets (under the caption “Trading Assets” in the MD&A and Notes 4 and 20 of the Notes); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk” in the MD&A); Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).

SunTrust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) are available on the Company’s website at www.suntrust.com under the Investor Relations Section as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. In addition, SunTrust makes available on its website at www.suntrust.com under the heading Corporate Governance its: (i) Code of Ethics; (ii) Corporate Governance Guidelines; and (iii) the charters of SunTrust Board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, on its website. These corporate governance materials are also available free of charge in print to shareholders who request them in writing to: SunTrust Banks, Inc., Attention: Investor Relations, P.O. Box 4418, Mail Code GA-ATL-634, Atlanta, Georgia 30302-4418.

The Company’s Annual Report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing financial statements of the Company and its consolidated subsidiaries.

Item 1A.	RISK FACTORS

The risks contained in this report are not the only risks faced by us. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business and prospects. This Report also contains forward-looking statements that may not be realized as a result of certain factors, including, but not limited to, the risks described herein and in our other public filings with the SEC. Please refer to the section in this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

Business Risks

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations declines, or continues to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses. A significant portion of our residential mortgages and commercial real estate loan portfolios are composed of borrowers in the Southeastern and Mid-Atlantic regions of the United States, in which certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sale of mortgage loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans, particularly Alt-A mortgages and home equity lines of credit and mortgage loans sourced from brokers that are outside our branch bank network. These trends could continue. These conditions have resulted in losses, write downs and impairment charges in our mortgage and other lines of business, especially in the third and fourth quarters of 2007. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which adversely affect our financial condition or results of operations. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments.

As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An increase or decrease in the usage of unfunded commitments;
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

Given our business mix, and the fact that most of the assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movement and the performance of the financial markets. In addition to the impact on the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	The yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways;
•

The value of certain on-balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold, in particular, holdings in common stock of The Coca-Cola Company, which as of December 31, 2007 were valued at approximately $2.7 billion;

•	The value of assets for which we provide processing services; or
•	To the extent we access capital markets to raise funds to support the business, such changes could affect the cost of such funds or the ability to raise such funds.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They also can materially decrease the value of financial assets we hold, such as debt securities and mortgage servicing rights (“MSRs”). Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

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

Large scale natural disasters may significantly affect loan portfolios by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. The ultimate impact of a natural disaster on future financial results is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure moratoriums, loan forbearances and other accommodations granted to borrowers and other clients.

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

We are heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal deposit insurance fund and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could receive regulatory sanctions and damage to our reputation. For more information, refer to Item 1,“Business,” of this Form 10-K.

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

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

The Parent Company’s ability to receive dividends from its subsidiaries accounts for most of its revenue and could affect its liquidity and ability to pay dividends.

The Parent Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent Company’s common stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of its nonbank subsidiaries may pay to the Parent Company. Also, the Parent Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. Limitations on the Parent Company’s ability to receive dividends from its subsidiaries could have a material adverse effect on the Parent Company’s liquidity and ability to pay dividends on common stock. For more information, refer to the “Liquidity Risk” section in the MD&A and Note 14, “Capital,” to the Consolidated Financial Statements.

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

Company Risks

Recently declining values of residential real estate may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could impact us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us.

We have experienced a downturn in credit performance, particularly in the third and fourth quarters of 2007, and we expect credit conditions and the performance of our loan portfolio to continue to deteriorate in the near term. This deterioration has resulted in an increase in our loan loss reserves throughout 2007, which increases were driven primarily by residential real estate and home equity portfolios. Additional increases in loan loss reserves may be necessary in the future. Deterioration in the quality of our credit portfolio can have a material adverse effect on our capital, financial condition and results of operations.

Disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity.

In managing our consolidated balance sheet, we depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements and borrowings from the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

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

The success of our business has been, and the continuing success will be, dependent to a large degree on the continued services of executive officers, especially our President and Chief Executive Officer, James M. Wells III, and other key personnel who have extensive experience in the industry. We do not carry key person life insurance on any of the executive officers or other key personnel. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, the business could be impacted.

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

Our accounting policies and methods are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with Generally Accepted Accounting Principles in the United States (“US GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” section in the MD&A and Note 1, “Accounting Policies,” to the Consolidated Financial Statements in this report for more information.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by SunTrust in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our financial instruments carried at fair value expose the Company to certain market risks.

We maintain an available for sale securities portfolio and trading assets which include various types of instruments and maturities. Compared to December 31, 2006, in 2007, we increased the size of trading assets in conjunction with the Company’s adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 157 and SFAS No. 159. In addition, the Company elected to record selected fixed-rate debt, mortgage loans, securitization warehouses and other trading assets at fair value. The changes in fair value of the financial instruments elected to be carried at fair value pursuant to the provisions of SFAS No. 159 are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates and the Company’s market-based credit spreads, as well as to the risk of default by specific borrowers. The Company manages the market risks associated with these instruments through active hedging arrangements or broader asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

Our revenues derived from our investment securities may be volatile and subject to a variety of risks.

We generally maintain investment portfolios in the fixed income, currency, commodity and equity markets. Unrealized gains and losses associated with our investment portfolio and mark to market gains and losses associated with our trading portfolio are affected by many factors, including our credit position, interest rate volatility, volatility in capital markets and other economic factors. Our return on such investments and trading have in the past experienced, and will likely in the future experience, volatility and such volatility may materially adversely affect our financial condition and results of operations.

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

We are subject to market risk associated with our asset management and commercial paper conduit businesses.

During 2007, we recorded approximately $525 million in market valuation losses related to securities that we purchased from certain money market funds managed by our subsidiary Trusco Capital Management, Inc. as well as Three Pillars Funding, LLC (“Three Pillars”), a multi-seller commercial paper conduit sponsored by us. At the time of purchase, these securities were predominantly AAA or AA-rated, residential mortgage-backed securities, structured investment vehicle (“SIVs”) securities, and corporate and consumer collateralized debt obligations. We cannot assure you that we will not sustain additional losses in the future related to these securities or the purchase of similar securities. The value of such securities may be effected by, among other things, a lack of liquidity in the market for these securities, deterioration in the credit quality of the underlying collateral, risks associated with the financial guarantees insuring the securities, and/or the fact that the respective investment vehicle enters restructuring proceedings. Such occurrences may materially adversely affect our financial condition, capital adequacy and results of operations.

Item 1B.        UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

The Company’s headquarters is located in Atlanta, Georgia. As of December 31, 2007, SunTrust Bank owned 703 of its 1,682 full-service banking offices and leased the remaining banking offices. (See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements).

Item 3.        LEGAL PROCEEDINGS

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

Please also refer to our discussion in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements of certain litigation related accruals which we made during the quarter ended December 31, 2007 related to our ownership interest in Visa, Inc.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market in which the common stock of the Company is traded is the New York Stock Exchange (“NYSE”). See Item 6 and Table 17 in the MD&A for information on the high and the low closing sales prices of the SunTrust Banks, Inc. common stock (“Common Stock”) on the NYSE, which is incorporated herein by reference. During the twelve months ended December 31, 2007 and 2006, we paid a quarterly dividend of $0.73 and $0.61 per share of common stock, respectively. Our Common Stock is held by approximately 36,702 Registered Shareholders as of December 31, 2007. See Table 23 in the MD&A for information on the monthly share repurchases activity, including total common shares repurchased and announced programs, weighted average per share price and the remaining buy-back authority under the announced programs, which is incorporated herein by reference.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on SunTrust Common Stock against the cumulative total return of the S&P Composite-500 Stock Index, and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2002 and ending December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among SunTrust Banks, Inc., The S&P 500 Index

And The S & P Commercial Bank Industry Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07

SunTrust Banks, Inc.	$100.00	$129.36	$137.58	$139.65	$167.32	$128.39
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S & P Commercial Bank Industry	100.00	128.56	140.40	142.00	165.06	126.59

Item 6. SELECTED	FINANCIAL DATA

	Twelve Months Ended December 31
(Dollars in millions, except per share and other data)	2007	2006	2005	2004	2003	2002
Summary of Operations
Interest, fees, and dividend income	$10,035.9	$9,792.0	$7,731.3	$5,218.4	$4,768.8	$5,135.2
Interest expense	5,316.4	5,131.6	3,152.3	1,533.2	1,448.5	1,891.5

Net interest income	4,719.5	4,660.4	4,579.0	3,685.2	3,320.3	3,243.7
Provision for loan losses	664.9	262.5	176.9	135.6	313.6	469.8

Net interest income after provision for loan losses	4,054.6	4,397.9	4,402.1	3,549.6	3,006.7	2,773.9
Noninterest income	3,428.7	3,468.4	3,155.0	2,604.4	2,303.0	2,268.8
Noninterest expense	5,233.8	4,879.9	4,690.7	3,897.0	3,400.6	3,219.4

Income before provision for income taxes	2,249.5	2,986.4	2,866.4	2,257.0	1,909.1	1,823.3
Provision for income taxes	615.5	869.0	879.2	684.1	576.8	491.5

Net income	1,634.0	2,117.4	1,987.2	1,572.9	1,332.3	1,331.8
Preferred stock dividends	30.3	7.7	-	-	-	-

Net income available to common shareholders	$1,603.7	$2,109.7	$1,987.2	$1,572.9	$1,332.3	$1,331.8

Net interest income-FTE[1]	$4,822.2	$4,748.4	$4,654.5	$3,743.6	$3,365.3	$3,283.2
Total revenue-FTE[1]	8,250.9	8,216.8	7,809.5	6,348.0	5,668.3	5,552.0

Net income per average common share
Diluted	$4.55	$5.82	$5.47	$5.19	$4.73	$4.66
Diluted, excluding merger expense	4.55	5.82	5.64	5.25	4.73	4.80
Basic	4.59	5.87	5.53	5.25	4.79	4.71
Dividends paid per average common share	2.92	2.44	2.20	2.00	1.80	1.72

Selected Average Balances
Total assets	$177,795.5	$180,315.1	$168,088.8	$133,754.3	$122,325.4	$108,516.1
Earning assets	155,204.4	158,428.7	146,639.8	117,968.8	108,094.9	95,569.7
Loans	120,080.6	119,645.2	108,742.0	86,214.5	76,137.9	71,270.4
Consumer and commercial deposits	98,020.2	97,175.3	93,355.0	77,091.5	69,443.7	65,429.6
Brokered and foreign deposits	21,856.4	26,490.2	17,051.5	10,041.4	10,595.3	5,727.6
Total shareholders’ equity	17,808.0	17,546.7	16,526.3	11,469.5	9,083.0	8,725.7

As of December 31
Total assets	$179,573.9	$182,161.6	$179,712.8	$158,869.8	$125,250.5	$117,322.5
Earning assets	154,397.2	159,063.8	156,640.9	137,813.4	111,266.5	103,696.6
Loans	122,319.0	121,454.3	114,554.9	101,426.2	80,732.3	73,167.9
Allowance for loan and lease losses	1,282.5	1,044.5	1,028.1	1,050.0	941.9	930.1
Consumer and commercial deposits	101,870.0	99,775.9	97,572.4	92,109.7	72,924.6	70,226.8
Brokered and foreign deposits	15,972.6	24,245.7	24,480.8	11,251.6	8,264.9	9,479.8
Long-term debt	22,956.5	18,992.9	20,779.2	22,127.2	15,313.9	11,879.8
Total shareholders’ equity	18,052.5	17,813.6	16,887.4	15,986.9	9,731.2	8,769.5

Financial Ratios and Other Data
Return on average total assets	0.92%	1.17%	1.18%	1.18%	1.09%	1.23%
Return on average total assets less net realized and unrealized securities gains and the Coca-Cola Company dividend[1]	0.81	1.17	1.17	1.19	1.01	1.10
Return on average common shareholders’ equity	9.27	12.13	12.02	13.71	14.67	15.26
Return on average realized common shareholders’ equity[1]	8.65	12.72	12.70	15.65	15.98	16.67
Net interest margin-FTE	3.11	3.00	3.17	3.17	3.11	3.44
Efficiency ratio-FTE	63.43	59.39	60.06	61.39	59.99	57.99
Efficiency ratio, excluding merger expense[1]	63.43	59.39	58.80	60.94	59.99	57.70
Tangible efficiency ratio[1]	62.26	58.13	58.54	60.17	58.86	56.93
Effective tax rate	27.36	29.10	30.67	30.31	30.21	26.96
Allowance to year-end total loans	1.05	0.86	0.90	1.04	1.17	1.27
Nonperforming assets to total loans plus OREO and other repossessed assets	1.35	0.49	0.29	0.40	0.47	0.74
Common dividend payout ratio	64.0	41.7	40.0	38.4	37.9	36.8

Full-service banking offices	1,682	1,701	1,657	1,676	1,183	1,184
ATMs	2,507	2,569	2,782	2,804	2,225	2,286
Full-time equivalent employees	32,323	33,599	33,406	33,156	27,578	27,622

Tier 1 capital ratio	6.93%	7.72%	7.01%	7.16%	7.85%	7.47%
Total capital ratio	10.30	11.11	10.57	10.36	11.75	11.62
Tier 1 leverage ratio	6.90	7.23	6.65	6.64	7.37	7.30
Total average shareholders’ equity to total average assets	10.02	9.73	9.83	8.58	7.43	8.04
Tangible equity to tangible assets[1]	6.28	6.03	5.56	5.68	6.82	6.52

Book value per common share	$50.38	$48.78	$46.65	$44.30	$34.52	$31.04
Market price:
High	94.18	85.64	75.77	76.65	71.73	70.20
Low	60.02	69.68	65.32	61.27	51.44	51.48
Close	62.49	84.45	72.76	73.88	71.50	56.92
Market capitalization	21,772	29,972	26,338	26,659	20,157	16,080

Average common shares outstanding (000s)
Diluted	352,688	362,802	363,454	303,309	281,434	286,052
Basic	349,346	359,413	359,066	299,375	278,295	282,495

[1]	See Non-GAAP reconcilements in Tables 21 and 22 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on our forward-looking statements. Actual results may differ materially from those set forth in the forward-looking statements. Such statements are based upon the current beliefs and expectations of the management of SunTrust and on information currently available to management. Such statements speak as of the date hereof, and SunTrust does not assume any obligation to update the statements included or incorporated by reference or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events. The forward looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Factors that might cause our future financial performance to vary from that described in our forward-looking statements include risks discussed in this MD&A and in other periodic reports that we file with the SEC. In addition, the discussion contained in Item 1A. “Risk Factors,” sets forth certain risks and uncertainties that we believe could cause actual future results to differ materially from expected results. However, other factors besides those listed below or discussed in our reports to the SEC also could adversely affect our results, and the reader should not consider this list of factors to be a complete set of all potential risks or uncertainties.

This narrative will assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information of the Company. It should be read in conjunction with the Consolidated Financial Statements and Notes.

When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and Subsidiaries (consolidated). Effective October 1, 2004, National Commerce Financial Corporation (“NCF”) merged with SunTrust. The results of operations for NCF were included with our results beginning October 1, 2004. Periods prior to the acquisition date do not reflect the impact of the merger.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), net interest income, net interest margin and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis and the quarterly ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also present diluted earnings per common share excluding merger expense and an efficiency ratio excluding merger expense that exclude merger charges related to the NCF acquisition. We believe the exclusion of the merger charges, which represent incremental costs to integrate NCF’s operations, is more reflective of normalized operations. Additionally, we present a return on average realized common shareholders’ equity, as well as a return on average common shareholders’ equity (“ROE”). We also present a return on average assets less net unrealized securities gains/losses and a return on average total assets (“ROA”). The return on average realized common shareholders’ equity and return on average assets less net unrealized securities gains/losses exclude realized securities gains and losses and the Coca-Cola Company dividend, from the numerator, and net unrealized securities gains from the denominator. We present a tangible efficiency ratio and a tangible equity to tangible assets ratio, which excludes the cost of and the other effects of intangible assets resulting from merger and acquisition (“M&A”) activity. We believe these measures are useful to investors because, by removing the effect of intangible asset costs from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our efficiency and capital adequacy to other companies in the industry. The measures are utilized by management to assess our efficiency, and that of our lines of business, as well as our capital adequacy. We provide reconcilements in Tables 21 and 22 in the MD&A for all non-US GAAP measures. Certain reclassifications may be made to prior period financial statements and related information to conform them to the 2007 presentation.

INTRODUCTION

Our headquarters are located in Atlanta, Georgia, and we operate primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within the geographic footprint, we operated under five business segments during 2007. These business segments were: Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage.

EXECUTIVE SUMMARY

In 2007, the financial services industry was significantly affected by turmoil in the financial markets created by a downturn in the consumer credit cycle, and specifically the residential housing market. The deterioration in the credit markets created market volatility and illiquidity, resulting in significant declines in the market values of a broad range of investment products and loans. We were not immune to the impacts of these market dynamics as our results clearly indicate through the increased provision for loan losses and net market valuation declines of various financial instruments carried at market value. In the second half of 2007, we recorded approximately $700 million in net market valuation losses on financial instruments carried at fair value. The majority of the market valuation loss was related to securities that were purchased from certain money market funds, as well as a multi-seller commercial paper conduit that we sponsor.

Despite this challenging operating environment, which also included intense deposit competition and a prolonged flat to inverted yield curve, we made considerable progress in our shareholder value-oriented initiatives. In the first and second quarters of 2007, we conducted additional balance sheet restructuring activities related primarily to our mortgage and corporate loans and investment securities. These actions were a continuation of the balance sheet management initiatives that began in 2006. These actions were designed to more efficiently utilize our balance sheet and resulted in an improvement in net interest margin, reduced credit exposure, and increased liquidity. These actions resulted in a significant reduction in the size of the balance sheet, change in the mix of available for sale securities, and an increase in the size and active management of trading assets.

We also implemented the Excellence in Execution Efficiency and Productivity Program (“E2”) aimed at lowering our cost structure to drive higher financial performance and enhancing long term efficiency. We have realized $215.2 million in savings as a result of our E2 program and are well positioned going into 2008 to continue to more efficiently utilize resources while enhancing the overall customer service experience for our clients. For the year ended December 31, 2007, we recognized approximately $45 million in severance expense related to this program, which was recorded in other staff expense. We anticipate the run-rate of total cost savings of approximately $530 million will be achieved during 2009 through initiatives identified in corporate real estate, supplier management, off-shoring, and process/organizational reviews. These estimated cost savings do not include the cost of incremental investments or the benefit of non-recurring gains associated with the E2 initiatives.

For the year ended December 31, 2007, we reported net income available to common shareholders of $1,603.7 million, or $4.55 per diluted common share. For the fourth quarter of 2007, we reported net income available to common shareholders of $3.3 million, or $0.01 per diluted common share.

The following is a summary of our 2007 financial performance:

•

Total revenue-FTE increased $34.1 million, or 0.4%, compared to 2006. Total revenue included approximately $712.6 million in net market valuation related losses, which were offset by growth in net interest income, the $234.8 million gain on sale of The Coca-Cola Company stock, fee-related noninterest income, and other gains, including real estate related gains from various sale/leaseback transactions executed during 2007.

•

Net interest income-FTE increased $73.8 million, or 1.6%, and the net interest margin increased 11 basis points to 3.11% compared to 2006. The increase in net interest income and net interest margin was due to our balance sheet management initiatives that were implemented in 2006 and 2007.

•

The average earning asset yield increased 29 basis points compared to 2006 while the average interest bearing liability cost increased 17 basis points, resulting in a 12 basis point increase in interest rate spread. Total average earning assets decreased $3.2 billion, or 2.0%, to $155.2 billion during 2007, while total average customer deposits increased 844.9 million, or 0.9%, to $98.0 billion during 2007. Additionally, there was a shift in the mix of deposits to higher cost products, with certificates of deposits increasing, while other deposit products, specifically demand deposit accounts (“DDA”), money market, and savings, declined.

•

Noninterest income decreased $39.7 million, or 1.1%, compared to 2006. The decrease was driven by $527.7 million of mark to market valuation losses related to the purchase of securities from (1) an institutional private placement fund that we managed, (2) Three Pillars Funding, LLC, a multi-seller commercial paper conduit that we sponsor and (3) certain money market funds that we manage. The acquired securities were predominantly AAA or AA-rated at the time originally purchased by these entities. In the fourth quarter of 2007, while certain securities were not downgraded, these securities experienced an increase in the loss severity of the underlying collateral, which included Alt-A and subprime mortgages, resulting in a decline in market value of these securities. The decrease in noninterest income was further impacted by market value declines in the mortgage loan warehouse and securitization and trading assets. The impact of these valuation adjustments was substantially offset by the gain recognized on the sale of shares of The Coca-Cola Company, the gain recognized on sale/leaseback transactions related to premises, and the market valuation gain on our public debt and related hedges carried at fair value.

•

Noninterest expense increased $353.9 million, or 7.3%, compared to 2006. The increase was primarily driven by an increase in fraud losses, growth in compensation expense attributable to the election in 2007 to record certain newly- originated mortgage loans held for sale at fair value, litigation expense related to our ownership in Visa, Inc. (“Visa”), and severance expense incurred in association with E2.

•

Provision for loan losses increased $402.4 million, or 153.3%, compared to 2006. The provision for loan losses exceeded net charge-offs for the year by $242.1 million, primarily related to higher delinquencies and increased charge-offs associated with residential real estate and home equity portfolios.

•

Net charge-offs as a percentage of average loans was 0.35% for 2007, up 14 basis points from 2006. The increase in net charge-offs was primarily related to residential real estate-related loans. Nonperforming assets increased $1,061.7 million, compared to December 31, 2006, due primarily to the overall downturn in the housing market.

CONSOLIDATED RESULTS

Adoption of Fair Value Accounting Standards

During the first quarter of 2007, we evaluated the provisions of the recently issued fair value accounting standards, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 157 clarifies how to measure fair value when such measurement is otherwise required by US GAAP, and SFAS No. 159 provides companies with the option to elect to carry specific financial assets and financial liabilities at fair value. The provisions of SFAS No. 157 establish clearer and more consistent criteria for measuring fair value. The primary objective of SFAS No. 159 is to expand the use of fair value in US GAAP, with the focus on eligible financial assets and financial liabilities. As a means to expand the use of fair value, SFAS No. 159 allows companies to avoid some of the complexities of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, and more closely align the economics of their business with their results of operations without having to apply a mixed attribute accounting model for certain financial instruments under a hedging relationship. Based on our evaluation of these standards in relation to our balance sheet management strategies and objectives, we early adopted these fair value standards as of January 1, 2007. The following is a synopsis of our thought process regarding how to apply SFAS No. 159 to our business:

•

The prolonged and unprecedented inversion in the yield curve and continued shift in deposit mix to higher cost products during the first quarter of 2007 resulted in further compression in net interest income and further exacerbated the need for us to alter the size and composition of our balance sheet (i.e., smaller loan and securities portfolio and larger trading portfolio).

•	Recording financial assets and liabilities at fair value aligns with the active management of our balance sheet in relation to varying market conditions.

•

The accounting provisions of SFAS No. 159 permit companies to record existing and future financial assets and financial liabilities at fair value and recognize changes in fair value through earnings, allowing for more active hedging and/or trading of those assets and liabilities. SFAS No. 159 clarified a company’s ability to transfer existing financial assets to trading assets without impacting the classification of future acquisitions of financial assets.

•

Upon electing to record certain financial assets and financial liabilities at fair value and simultaneously hedging the changes in fair value, we were able to mitigate a significant amount of potential earnings volatility from changes in fair value.

•

The financial assets or financial liabilities we elected to record at fair value were entire classes of similar assets or liabilities that we decided to actively hedge and/or trade. We continue to evaluate new originations of eligible financial instruments to determine if we should elect to record these financial assets or liabilities at fair value. We expect to make further fair value elections in the future when such elections align with our balance sheet management strategies.

•

We chose to sell entire classes of assets transferred to fair value, as we determined that it was no longer desirable to hold these assets on our balance sheet. In addition, we reduced wholesale funding (namely Fed funds and other overnight borrowings) and acquired securities that were significantly different than the securities we sold, resulting in a significantly different balance sheet composition that will improve our financial performance and reduce our earnings volatility especially pertaining to net interest income.

•

We evaluated the expanded use of fair value both at an entity-wide level, as well as at the asset class level. At adoption, our election to record at fair value several classes of financial assets and financial liabilities demonstrated the comprehensive nature of our balance sheet management strategies, and our intent to use fair value as a measurement attribute on a go-forward basis. Furthermore, we expanded the use of fair value in each of these classes of financial assets and financial liabilities by electing fair value for new purchases and/or issuances of securities, loans, and debt during 2007.

The following discussion elaborates on our rationale for electing to record certain financial assets and financial liabilities at fair value, as well as provides relevant balance sheet and earnings information for those assets and liabilities carried at fair value. See Note 20, “Fair Value,” to the Consolidated Financial Statements for more information.

The economic environment since early 2006 has created financial challenges for financial institutions, specifically constraining the ability to grow net interest income. The flat to inverted yield curve has persisted for an unprecedented length of time compressing the interest spread on earning assets. In addition, the general market environment has constrained customer deposit growth, as customers shifted deposits into alternative investments and/or higher rate deposit products, accentuating the pressure on net interest margin. Average earning assets increased 8.0% in 2006 compared to 2005 and the average yield increased 92 basis points, while average customer deposits increased 4.1% in 2006 and the average rate on interest bearing customer deposits increased 106 basis points. The increase in deposits was entirely in higher cost time deposits, increasing 34.4%, while all other deposit products decreased 4.1%. Of particular note, average demand deposits declined 4.1% compared to 2005. The incremental earning asset growth not supported by customer deposits resulted in a 55.4% increase in wholesale deposits, with an average rate in 2006 of approximately 5%, which was more than 150 basis points higher than the average rate in 2005. All of the above dynamics resulted in a 17 basis point decline in our net interest margin during 2006.

In order to respond to the reduction in net interest margin, we began employing specific asset/liability management strategies beginning in the second quarter of 2006 that focused on moderating balance sheet growth. These strategies involved moderately downsizing our loan and securities portfolios, focusing on lower yielding assets and reducing reliance on higher rate wholesale deposits. We executed several specific transactions in 2006 that included the sale or securitization of $1.8 billion of residential real estate loans and $2.1 billion of student loans. We elected to warehouse, and subsequently sell, residential real estate loans in the secondary market that in the past had been placed in portfolio. Additionally, we sold $4.4 billion of shorter-term securities, primarily mortgage-backed and agency securities, with a 3.6% average yield and reinvested approximately $2.4 billion in longer-term securities with a 5.6% average yield. This combination of transactions caused a $2.0 billion reduction in the securities portfolio in the third and fourth quarters of 2006. Finally, we executed $1.5 billion in notional amount of receive-fixed interest rate swaps, which were designated as cash flow hedges under SFAS No. 133 on commercial loans, to extend the duration of the balance sheet and improve the overall earning asset yield.

We also restructured aspects of our capital in the third and fourth quarters of 2006, reducing our cost of capital while strengthening our Tier 1 capital position. These capital restructuring initiatives contributed to our “well capitalized” status, as Tier 1 capital increased to 7.72%, as of December 31, 2006, up 71 basis points from the prior year end.

The persistent challenging economic environment, exacerbated by an uncertain outlook for meaningful improvement, intensified in 2007 resulting in additional pressure on net interest income. While the yield curve steepened some in December 2006 and January 2007, the yield curve was again strongly inverted by the end of February 2007. Consequently, we determined that it was appropriate to reduce the size of our balance sheet through a structured asset sale of approximately $2 billion of lower yielding, large corporate loans and also executed an additional $1.1 billion notional of receive-fixed interest rate swaps on floating rate commercial loans. More significantly, we conducted a comprehensive review of our securities and loan portfolios, whereby we analyzed a variety of the portfolios’ characteristics, including absolute size, overall liquidity, customer collateral needs, credit and interest rate exposure, security type, and Tier 1 capital consumption. As a result, we determined that it would be appropriate to significantly reduce the overall size of our securities and loan portfolios, as well as to modify our asset/liability strategies to (1) reduce balance sheet utilization and related wholesale funding, (2) reduce risk weighted assets for Tier 1 capital purposes, (3) reduce interest rate risk, (4) significantly reduce credit risk, (5) minimize redundancy between the securities portfolio and the mortgage loan portfolio, (6) increase the overall portfolio yield, (7) increase the use of derivatives to manage duration and (8) significantly reduce the size of the available for sale securities portfolio and significantly increase the size of the trading securities portfolio.

As discussed in Note 1, “Accounting Policies,” to the Consolidated Financial Statements, we early adopted the fair value accounting standards SFAS No. 157 and SFAS No. 159. Shortly after the issuance of SFAS No. 157 in September 2006, we began identifying positions that would be impacted by the provisions of SFAS No. 157. In connection with the evaluation of SFAS No. 157, we also evaluated the draft provisions of SFAS No. 159. Generally, we support the elective use of fair value of financial instruments, as evidenced by our early adoption in 2006 of SFAS No. 155. In certain circumstances, fair value enables a company to more accurately align its financial performance with the market value of actively traded or hedged assets or liabilities. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. The objectives of the new fair value standards align closely with our recent balance sheet management strategies.

Subsequent to the final issuance of SFAS No. 159 on February 15, 2007, we re-evaluated the provisions of SFAS No. 159 and the potential impacts of SFAS No. 157. In addition to the impact of SFAS No. 159 alleviating the burdens of fair value hedge accounting on certain elements of our debt and loans held for sale, we also evaluated other potential impacts of the final provisions of SFAS No. 159 related to our recently formulated asset/liability strategies that specifically related to the investment and loan portfolios. The ability to record at fair value certain financial assets and liabilities resulted in us accelerating the deployment of the various asset/liability strategies that we had been evaluating during the first quarter. After an analysis of the potential impacts of these standards and discussions with our Board of Directors (the “Board”), we decided in late March to early adopt both SFAS No. 157 and SFAS No. 159. The aggregate impact to the first quarter due to early adopting these standards, including the related economic hedges, was a $60.8 million benefit to pre-tax income. The annual financial impact from adopting these standards was considered by the Compensation Committee of the Board in connection with the ordinary annual year-end review of our performance.

The most significant financial impacts of adopting the provisions of SFAS No. 157 related to valuing mortgage loans held for sale and the recording of the valuation of mortgage loan commitments (related to loans intended to be held for sale) that are derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149. Under SFAS No. 157, the fair value of a closed loan includes the embedded cash flows that are ultimately realized as servicing value either through retention of the servicing asset or through the sale of a loan on a servicing released basis. The valuation of loan commitments includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan. These pull-through rates are based on our historical data, which is a significant unobservable assumption. Prior accounting requirements under EITF 02-03, “Accounting for Contracts involved in Energy Trading and Risk Managements Activities,” precluded the recognition of any day one gains and losses if fair value was not based on market observable data. Rather, these deferred gains and losses were recognized when the rate lock expired or when the underlying loan was ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of these day one gains and losses. During the first quarter, we recognized a $38.0 million reduction to mortgage production related income due to the acceleration of these day one losses previously deferred. As a result of adopting SFAS No. 157, we recorded a $10.9 million reduction to opening retained earnings.

In conjunction with adopting SFAS No. 159, we elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: debt, available for sale debt securities, adjustable rate residential mortgage portfolio loans, securitization warehouses and trading loans. As a result of recording these financial assets and liabilities at fair value as of January 1, 2007, in accordance with SFAS No. 157 and SFAS No. 159, we recorded in earnings in the first quarter of 2007 changes in these instruments’ fair values, as well as changes in fair value of any associated derivatives which would have otherwise been carried at fair value through earnings. Due to the unique retroactive application of the transition provisions, we have provided the following table that reflects the impact to opening retained earnings and first quarter earnings as a result of electing to carry these financial assets and financial liabilities at fair value and adopting the new fair value measurement requirements:

		For the three months ended March 31, 2007

	Increase/(Decrease)
(Dollars in thousands)	January 1, 2007 Retained Earnings	Net Interest Income	Trading Account Profits and Commissions	Mortgage Production Related Income

Fixed rate debt	($197,165)	$-	($19,150)	$-
Related hedges	-	21,965	13,062	-

Total	(197,165)	21,965	(6,088)	-

Investment securities	(147,374)	-	71,855	-
Related hedges	-	-	14,812	-

Total	(147,374)	-	86,667	-

Mortgage loans	(44,197)	-	-	(5,971)
Related hedges	-	-	1,063	-

Total	(44,197)	-	1,063	(5,971)

Securitization and trading assets	132	-	(619)	1,846

Mortgage loan commitments[1]	(10,943)	-	-	(38,038)

	($399,547)	$21,965	$81,023	($42,163)

[1]	These amounts relate to the early adoption of SFAS No. 157.

Upon electing to carry these assets and liabilities at fair value, we began to economically hedge and/or trade these assets or liabilities in order to manage the instrument’s fair value volatility and economic value. The following is a description of each asset and liability class for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the assets and liabilities on a fair value basis. In association with adoption of the fair value standards, we recorded a reduction of $399.5 million in retained earnings on January 1, 2007.

Fixed Rate Debt

The debt that we elected to carry at fair value was all of our fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133. This population specifically included $3.5 billion of fixed-rate Federal Home Loan Bank (“FHLB”) advances and $3.3 billion of publicly-issued debt. We elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. The reduction to opening retained earnings from recording the debt at fair value was $197.2 million. This move to fair value introduced potential earnings volatility due to changes in our credit spread that were not required to be valued under the SFAS No. 133 hedge designation. We estimated credit spreads above LIBOR rates, based on trading levels of our debt in the market as of each reporting date. Based on this methodology, we recognized a gain of approximately $157.5 million during 2007 due to changes in our credit spread. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding.

During the year ended December 31, 2007, we consummated two fixed rate debt issuances. On September 10, 2007, we issued $500 million of Senior Notes, which carried a fixed coupon rate of 6.00% and had a term of 10 years. We did not enter into any hedges on this debt at issuance and, therefore, did not elect to carry the debt at fair value. On November 5, 2007, we issued $500 million of Senior Notes, which carried a fixed coupon rate of 5.25% and had a term of 5 years. We did enter into hedges in connection with this debt issuance and as a result elected to carry this debt at fair value.

Available for Sale and Trading Securities

The available for sale debt securities that were transferred to trading were substantially all of the debt securities within specific asset classes, whether the securities were valued at an unrealized loss or unrealized gain. We elected to reclassify approximately $15.4 billion of securities to trading at January 1, 2007, as well as an additional $600 million of purchases of similar assets that occurred during the first quarter of 2007. The reduction to opening retained earnings related to reclassifying the $15.4 billion of securities to trading was $147.4 million. This net unrealized loss was already reflected in accumulated other comprehensive income and, therefore, upon reclassification to retained earnings, there was no net impact to total shareholders’ equity. Our securities portfolio is generally of high credit quality, such that the opening retained earnings adjustment was not significantly impacted by the credit risk embedded in the assets, but rather due to interest rates.

We elected to move these available for sale securities to trading securities in order to initially seed the trading securities portfolio that we intended to actively manage in connection with the overall management of our balance sheet. The transfer of securities to trading enabled us to more actively trade a more significant portion of our investment portfolio and reduce the overall size of the available for sale portfolio. In determining the assets to be sold, we considered economic factors, such as yield, collateral, interest terms, capital efficiency, and duration, in relation to our balance sheet strategies. In evaluating our total available for sale portfolio of approximately $23 billion at January 1, 2007, we determined that approximately $3 billion of securities were not available or were not practicable to be fair valued and reclassified to trading under SFAS No. 159, as these securities had matured or been called during the quarter, were subject to business restrictions, were privately placed or had nominal principal amounts. Approximately $5 billion of securities aligned with our recent balance sheet strategy, due to the nature of the assets (such as 30-year fixed rate mortgage backed securities (“MBS”), 10/1 adjustable rate mortgages (“ARMs”), floating rate asset backed securities (“ABS”) and municipal bonds); therefore, the securities continued to be classified as available for sale. These securities yielded over 5.6%, had a duration over 4.0%, and were in a $6.7 million net unrealized gain position as of January 1, 2007. The remaining $15.4 billion of securities, which included hybrid ARMs, commercial MBS, collateralized mortgage obligations (“CMO”) and MBS (excluding those classes of MBS that remained classified as securities available for sale), yielded approximately 4.5% and had a duration under 3.0%. The approximate $600 million of securities that were purchased in the first quarter and originally classified as available for sale were similar to the securities reclassified to trading on January 1, 2007 upon adoption of SFAS No. 159; accordingly, we reclassified these securities to trading pursuant to the provisions of SFAS No. 159.

During the first quarter of 2007, in connection with our decision to early adopt SFAS No. 159, we purchased approximately $1.7 billion of treasury bills, which were classified as trading securities, and approximately $3.2 billion of 30-year fixed rate MBS, which were classified as securities available for sale. We entered into approximately $13.5 billion notional of interest rate derivatives to mitigate the fair value volatility of the available for sale securities that had been reclassified to trading. Finally, as part of our asset/liability strategies, we executed an additional $7.5 billion notional receive-fixed interest rate swaps that were designated as cash flow hedges under SFAS No. 133 on floating rate commercial loans.

During the second quarter of 2007, we sold substantially all of the $16.0 billion in securities transferred to trading at prices that, in the aggregate and including the hedging gains and losses, approximated the fair value of the securities at March 31, 2007, and terminated the interest rate derivatives we had entered into as hedges of the fair value. We replaced a portion of these securities with an additional $5.4 billion of treasury bills classified as trading and $1.8 billion of 30-year fixed rate MBS classified as available for sale. In addition, we reduced wholesale overnight funding by approximately $4 billion. The 30-year fixed-rate MBS were a similar asset type to the securities that remained classified as available for sale but were substantially different from the securities reclassified to trading as part of our adoption. These securities yielded over 5.5% and had a duration of approximately 5.7%.

Subsequent to the transactions executed at the end of the first quarter and early second quarter, we continued to maintain an active trading portfolio, as well as refine our trading securities strategies. As trading securities matured or sold, we purchased additional trading securities that included longer dated agency debentures, commercial paper, ABS, corporate bonds, etc. During the year ended December 31, 2007, we purchased approximately $23 billion of trading securities for balance sheet management purposes. In addition, during 2007, we entered into $4.6 billion of FHLB letters of credit that we elected to record at fair value and used these letters of credit to satisfy customer collateral and deposit requirements.

Mortgage Loans Held for Sale

In connection with the early adoption of SFAS No. 159, we evaluated the composition of the mortgage loan portfolio including certain business restrictions on loans that are held by real estate investment trusts (“REITs”). As part of our overall balance sheet management strategies during the second quarter of 2006, we decided to no longer retain in our portfolio new originations of prime quality, mid-term adjustable rate, highly commoditized, conforming agency and nonagency conforming residential mortgage portfolio loans in order to moderate the growth of earning assets, but had not undertaken plans to sell or securitize any of these loans held in the loan portfolio. In connection with our recently formulated asset/liability management strategies, we evaluated the composition of the mortgage loan portfolio, particularly in light of our plans to no longer hold the above mentioned mortgage loans in our portfolio, as well as our expectation to begin to record at fair value substantially all newly-originated mortgage loans held for sale in the second quarter of 2007. Based on this evaluation, we elected to carry $4.1 billion of these types of loans held in the loan portfolio at fair value as of January 1, 2007 and transferred these loans to held for sale at the end of the first quarter. The loans that we elected to move to fair value were not owned by a REIT and had a weighted average coupon rate of approximately 4.9%. These loans were all performing loans and virtually none had been past due 30 days or more over the prior 12 month period. The reduction to opening retained earnings related to these loans was $44.2 million, which was net of a $4.1 million reduction in the allowance for loan losses related to these loans. In connection with recording these loans at fair value, we initiated hedging activities to mitigate the earnings volatility from changes in the loans’ fair value. During the twelve months ended December 31, 2007, we sold or securitized $3.4 billion of the $4.1 billion of mortgage loans transferred to loans held for sale that, in the aggregate and including the hedging gains and losses, approximated the fair value of the mortgage loans at March 31, 2007, and terminated the interest rate derivatives we had entered into as hedges of the fair value. As of December 31, 2007, $0.5 billion of the $4.1 billion in initially fair valued mortgage loans remained outstanding.

In the second quarter of 2007, we began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. We chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. During 2007, we elected to record at fair value $27.4 billion of mortgage loans and classified these loans as held for sale. As of December 31, 2007, there were $5.9 billion of newly-originated mortgage loans at fair value held for sale. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the year ended December 31, 2007, approximately $79 million in loan origination fees were recognized in noninterest income and approximately $78 million in loan origination costs were recognized in noninterest expense due to this fair value election. The servicing value, which had been recorded at the time the loan was sold as a mortgage servicing right, is now included in the fair value of the loan and recognized at origination of the loan. We began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage production income.

Our mortgage loans held for sale are carried at either the lower of cost or market or fair value. Under either accounting basis, the value of these loans is susceptible to declines in market value. Recent market events have affected the value and liquidity of mortgage loans, but to varying degrees depending on the nature and credit quality of the mortgage loans. The carrying value of our residential mortgage loans held for sale was $7.4 billion as of December 31, 2007, including approximately $153.2 million of Alt-A mortgage loans and no subprime mortgages. During the second half of 2007, investors’ concerns regarding the credit performance of subprime mortgages spread to other mortgage products, severely impacting the liquidity and market value of non-agency mortgage loans in the secondary market. As a result, we recorded approximately $165.4 million in pre-tax charges related primarily to losses on loan sales and declines in the market value of loans held for sale, including related hedges during the year. The loans held for sale and related derivatives were valued based on observable market data of similar assets, where available, as well as current performance data of the underlying loans. In instances when significant valuation assumptions were not readily observable in the market, instruments were valued based on the best available data in order to approximate fair value. These market values are susceptible to volatility due to the effect of the credit related issues impacting the mortgage loan market, as well as the absence of market liquidity. The value of these assets could be adversely impacted by further declines in market prices. Management limits the size and our overall exposure to these assets, as well as actively monitors the estimated market and economic value of these assets and determines the most advantageous approach to managing these assets.

Securitization and Trading Loans

As part of our securitization and trading activities, we often warehouse assets prior to sale or securitization, retain interests in securitizations, and maintain a portfolio of loans that we trade in the secondary market. At January 1, 2007, we transferred to trading assets approximately $600 million of loans, substantially all of which were purchased from the market for the purpose of sales into securitizations, which were previously classified as loans held for sale. Pursuant to the provisions of SFAS No. 159, we elected to carry warehoused and trading loans at fair value in order to reflect the active management of these positions and, in certain cases, to align the economics of these instruments with the hedges that we typically execute on certain of these loans. We also elected to reclassify our residual interests to trading assets, consistent with other residual positions we own. As of December 31, 2007, approximately $107 million of the $600 million of trading loans transferred into trading assets as of January 1, 2007 remained outstanding, and additional loans were purchased and recorded at fair value as part of our normal loan securitization and trading activities.

The assets securing these residual interests are primarily residential loans, commercial loans, corporate loans, and government sponsored student loans. The total value of our securitization warehouses that we have elected to carry at fair value, excluding certain mortgage loan warehouses, was approximately $44.8 million as of December 31, 2007. The assets held in the warehouses at December 31, 2007 include commercial loans. These warehouses were mark to market as of December 31, 2007 and reflect our best estimate of fair value taking into consideration the markets into which these assets will be securitized and/or sold and the credit quality of the assets held in the warehouse. The size of our securitization warehouse has decreased significantly during 2007 as a result of valuation write-downs, as well as our decision in the fourth quarter to exit certain aspects of the securitization business.

Table 1 – Analysis of Changes in Net Interest Income1

	2007 Compared to 2006 Increase (Decrease) Due to			2006 Compared to 2005 Increase (Decrease) Due to
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans:
Real estate 1-4 family	($97.2)	$111.1	$13.9	$382.6	$180.5	$563.1
Real estate construction	88.4	(1.2)	87.2	188.4	136.5	324.9
Real estate home equity lines	35.5	20.4	55.9	77.3	214.6	291.9
Real estate commercial	-	20.9	20.9	57.6	117.5	175.1
Commercial - FTE[2]	22.4	92.8	115.2	51.8	346.8	398.6
Credit card	8.4	(9.8)	(1.4)	5.5	(1.2)	4.3
Consumer – direct	(17.1)	8.4	(8.7)	(80.0)	57.3	(22.7)
Consumer – indirect	(21.1)	38.9	17.8	(25.1)	26.1	1.0
Nonaccrual and restructured	10.9	(10.2)	0.7	4.4	(1.0)	3.4
Securities available for sale:
Taxable	(761.9)	254.2	(507.7)	(98.3)	108.1	9.8
Tax-exempt[2]	5.3	1.1	6.4	5.0	(0.9)	4.1
Funds sold and securities purchased under agreements to resell	(8.1)	(0.1)	(8.2)	(8.6)	22.4	13.8
Loans held for sale	(19.0)	(40.1)	(59.1)	166.3	76.0	242.3
Interest-bearing deposits	(3.2)	1.2	(2.0)	2.5	-	2.5
Interest earning trading assets	546.3	(18.6)	527.7	23.7	37.4	61.1

Total interest income	(210.4)	469.0	258.6	753.1	1,320.1	2,073.2

Interest Expense
NOW accounts	56.6	109.5	166.1	-	139.0	139.0
Money market accounts	(49.5)	37.5	(12.0)	(19.2)	214.8	195.6
Savings	(10.3)	(13.3)	(23.6)	(9.6)	31.6	22.0
Consumer time	54.4	95.2	149.6	101.0	158.8	259.8
Other time	42.4	51.0	93.4	147.3	106.8	254.1
Brokered deposits	(69.7)	50.4	(19.3)	321.9	204.2	526.1
Foreign deposits	(170.4)	12.3	(158.1)	84.6	150.6	235.2
Funds purchased	(60.0)	3.6	(56.4)	20.3	74.1	94.4
Securities sold under agreements to repurchase	(42.2)	(4.1)	(46.3)	19.9	116.6	136.5
Interest-bearing trading liabilities	1.0	(0.9)	0.1	(0.8)	4.4	3.6
Other short-term borrowings	47.9	(1.4)	46.5	(43.0)	34.3	(8.7)
Long-term debt	112.2	(67.4)	44.8	(143.9)	265.6	121.7

Total interest expense	(87.6)	272.4	184.8	478.5	1,500.8	1,979.3

Net change in net interest income	($122.8)	$196.6	$73.8	$274.6	($180.7)	$93.9

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

Table 2 – Consolidated Daily Average Balances, Income/Expense And Average Yields Earned And Rates Paid

	2007			2006			2005
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$31,951.0	$2,036.5	6.37%	$33,523.5	$2,022.6	6.03%	$26,972.2	$1,459.4	5.41%
Real estate construction	13,519.4	1,011.0	7.48	12,333.9	923.8	7.49	9,621.6	598.9	6.22
Real estate home equity lines	14,031.0	1,088.2	7.76	13,565.2	1,032.3	7.61	12,361.1	740.4	5.99
Real estate commercial	12,803.4	887.5	6.93	12,803.7	866.6	6.77	11,865.6	691.4	5.83
Commercial - FTE[2]	34,194.4	2,202.6	6.44	33,836.1	2,087.4	6.17	32,852.2	1,688.7	5.14
Credit card	495.9	17.7	3.57	315.3	19.1	6.09	226.7	14.9	6.58
Consumer - direct	4,221.0	304.9	7.22	4,460.8	313.6	7.03	5,690.7	336.3	5.91
Consumer - indirect	8,017.5	495.4	6.18	8,376.6	477.6	5.70	8,833.4	476.7	5.40
Nonaccrual and restructured	847.0	17.3	2.05	430.1	16.6	3.85	318.5	13.2	4.14

Total loans	120,080.6	8,061.1	6.71	119,645.2	7,759.6	6.49	108,742.0	6,019.9	5.54
Securities available for sale:
Taxable	10,274.1	639.1	6.22	23,430.9	1,146.8	4.89	25,557.9	1,137.0	4.45
Tax-exempt[2]	1,043.8	62.2	5.96	954.5	55.8	5.85	868.7	51.7	5.95

Total securities available for sale	11,317.9	701.3	6.20	24,385.4	1,202.6	4.93	26,426.6	1,188.7	4.50
Funds sold and securities under agreements to resell	995.6	48.8	4.91	1,158.6	57.0	4.92	1,404.8	43.2	3.08
Loans held for sale	10,786.7	668.9	6.20	11,082.8	728.0	6.57	8,447.8	485.7	5.75
Interest-bearing deposits	24.0	1.3	5.44	93.4	3.3	3.59	25.0	0.9	3.47
Interest earning trading assets	11,999.6	657.2	5.48	2,063.3	129.5	6.28	1,593.6	68.4	4.29

Total earning assets	155,204.4	10,138.6	6.53	158,428.7	9,880.0	6.24	146,639.8	7,806.8	5.32
Allowance for loan and lease losses	(1,065.7)			(1,061.3)			(1,041.8)
Cash and due from banks	3,456.6			3,834.8			4,313.4
Other assets	16,700.5			16,534.9			15,432.5
Noninterest earning trading assets	1,198.9			957.5			795.5
Unrealized net gains on securities available for sale	2,300.8			1,620.5			1,949.4

Total assets	$177,795.5			$180,315.1			$168,088.8

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$20,042.8	$473.9	2.36%	$17,214.4	$307.8	1.79%	$17,213.7	$168.9	0.98%
Money market accounts	22,676.7	622.5	2.75	24,507.9	634.5	2.59	25,589.2	438.9	1.72
Savings	4,608.7	55.5	1.20	5,371.1	79.1	1.47	6,320.0	57.1	0.90
Consumer time	16,941.3	764.2	4.51	15,622.7	614.6	3.93	12,526.4	354.8	2.83
Other time	12,073.5	586.3	4.86	11,146.9	492.9	4.42	7,390.7	238.7	3.23

Total interest-bearing consumer and commercial deposits	76,343.0	2,502.4	3.28	73,863.0	2,128.9	2.88	69,040.0	1,258.4	1.82
Brokered deposits	16,091.9	861.2	5.35	17,425.7	880.5	5.05	10,182.2	354.5	3.48
Foreign deposits	5,764.5	297.2	5.16	9,064.5	455.3	5.02	6,869.3	220.1	3.20

Total interest-bearing deposits	98,199.4	3,660.8	3.73	100,353.2	3,464.7	3.45	86,091.5	1,833.0	2.13
Federal funds purchased	3,266.2	166.5	5.10	4,439.5	222.9	5.02	3,888.3	128.5	3.31
Securities sold under agreements to repurchase	6,132.5	273.8	4.46	7,087.0	320.1	4.52	6,443.0	183.7	2.85
Interest-bearing trading liabilities	430.2	15.6	3.62	404.9	15.5	3.84	431.6	11.8	2.75
Other short-term borrowings	2,493.0	121.0	4.85	1,507.1	74.5	4.93	2,595.0	83.1	3.20
Long-term debt	20,692.9	1,078.7	5.21	18,600.7	1,033.9	5.56	21,713.9	912.2	4.20

Total interest-bearing liabilities	131,214.2	5,316.4	4.05	132,392.4	5,131.6	3.88	121,163.3	3,152.3	2.60
Noninterest-bearing deposits	21,677.2			23,312.3			24,315.0
Other liabilities	5,783.1			5,895.2			5,421.5
Noninterest-bearing trading liabilities	1,313.0			1,168.5			662.7
Shareholders’ equity	17,808.0			17,546.7			16,526.3

Total liabilities and shareholders’ equity	$177,795.5			$180,315.1			$168,088.8

Interest Rate Spread			2.48%			2.36%			2.72%

Net Interest Income - FTE[3]		$4,822.2			$4,748.4			$4,654.5

Net Interest Margin[4]			3.11%			3.00%			3.17%

[1]

Beginning in 2007 and for each of the three years ended December 31, the interest income includes loan fees of $119.8 million, $115.1 million and $123.6 million, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. Beginning in 2007 and for each of the three years ended December 31, the net taxable-equivalent adjustment amounts included in the above table were $102.7 million, $88.0 million and $75.5 million, respectively.

[3]

Derivative instruments used to help balance our interest-sensitivity position decreased net interest income by $25.6 million in 2007 and $105.6 million in 2006 and increased net interest income by $104.4 million in 2005.

[4]	The net interest margin is calculated by dividing net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Fully-taxable equivalent net interest income for 2007 was $4,822.2 million, an increase of $73.8 million, or 1.6%, from 2006. The increase in net interest income was primarily the result of balance sheet management strategies implemented throughout 2007 and 2006. Lower yielding loans and investment securities were reclassified to loans held for sale and trading assets, respectively, and a portion of these assets was subsequently sold enabling a reduction in higher cost liabilities.

For 2007, average earning assets decreased $3.2 billion, or 2.0%, while average interest-bearing liabilities decreased $1.2 billion, or 0.9%, compared to 2006. This decline was a result of balance sheet management strategies, which resulted in the sale of nearly $10 billion in loans during 2007, primarily comprised of mortgage loans, student loans, and corporate loans. Average securities available for sale were $11.3 billion during 2007, a decrease of $13.1 billion, or 53.6%, compared to 2006. In the first quarter of 2007, approximately $16.0 billion of securities were reclassified into trading assets to enable more active trading of a significant portion of this portfolio and reduce the overall size of securities available for sale. The decrease in average securities available for sale more than offset the growth of $9.9 billion in interest earning trading assets and the $0.4 billion growth in loans, net of the aforementioned sales of loans.

Average consumer and commercial deposits increased $0.8 billion, or 0.9%, in 2007 compared to 2006. This included increases of $2.2 billion in higher cost certificates of deposit and $2.8 billion in NOW account balances. These were partially offset by decreases of $0.8 billion in savings, $1.8 billion in money market, and $1.6 billion in demand deposits. We continue to pursue deposit growth initiatives utilizing product promotions along with efforts to increase our presence in specific markets within our footprint.

The net interest margin increased 11 basis points from 3.00% in 2006 to 3.11% in 2007. The sale of lower yielding assets enabled a reduction in higher cost funding, thus improving the margin. The earning asset yield improved 29 basis points from 6.24% to 6.53% for 2007, while the cost of interest-bearing liabilities over the same period increased 17 basis points from 3.88% to 4.05%.

After exhibiting an upward trend during the first three quarters of 2007, the net interest margin declined from 3.18% during the third quarter of 2007 to 3.13% during the fourth quarter of 2007. Deposit pricing pressures along with declines in earning asset yields drove the decline, offset somewhat by the benefit of lower wholesale funding costs. We expect to continue to experience slight compression in the first quarter of 2008 as a result of the impact of the trading securities purchased during the fourth quarter of 2007 and then expect net interest margin to stabilize and possibly even expand during the remainder of 2008. Stabilizing or expanding margin will require some of the following to occur:

•	the pressure upon deposit pricing subsides,
•	we achieve continued success in growing our deposit base,
•	the yield curve steepens,
•	the market demonstrates a normalized LIBOR/prime relationship, and
•	the level of nonperforming assets stabilizes or declines.

The net interest margin trends occurred in a market environment characterized by a continued flat to inverted yield curve. The Fed Funds target rate averaged 5.05% for 2007, an increase of 9 basis points compared to 2006. The Prime rate averaged 8.05% for 2007, an increase of 9 basis points compared to 2006. One-month LIBOR increased 12 basis points to 5.25%, three-month LIBOR increased 10 basis points to 5.30%, five-year swaps decreased 22 basis points to 5.01% and ten-year swaps decreased 9 basis points to 5.24% compared to prior year. This yield curve inversion negatively impacts us because rates on deposits, our most significant funding source, tend to track movements in three-month LIBOR while our loan yields tend to track movements in the five-year swap rate. Certain floating rate loans, floating rate liabilities, and derivative contracts contractually reset to the Prime rate as well as LIBOR. To the extent that these rates reset on a different frequency or a different rate relative to each other net interest income is affected. During the third and fourth quarter of 2007, one month LIBOR, three month LIBOR, and the Prime rate varied significantly versus each other.

Interest income that we were unable to recognize on nonperforming loans had a negative impact of four basis points on net interest margin in 2007 compared to one basis point of negative impact in 2006, as average nonaccrual loans increased $416.9 million, or 97.0% over 2006. Table 2 contains more detailed information concerning average loans, yields and rates paid.

Table 3 – Noninterest Income

	Year Ended December 31
(Dollars in millions)	2007	2006	2005	2004	2003	2002
Service charges on deposit accounts	$822.0	$763.7	$772.5	$700.0	$643.1	$612.9
Trust and investment management income	685.0	686.9	673.7	586.8	502.4	504.5
Retail investment services	278.0	234.0	213.3	192.8	161.8	136.7
Other charges and fees	479.1	462.1	456.5	390.5	326.3	296.9
Card fees	280.7	247.6	210.8	153.4	119.6	120.0
Investment banking income	214.9	230.6	216.5	206.7	192.5	177.0
Trading account profits/(losses) and commissions	(361.7)	113.0	145.1	127.8	109.9	103.2
Mortgage servicing related income (expense)	195.4	121.7	41.9	11.1	(177.5)	(110.1)
Net gain on sale/leaseback of premises	118.8	-	-	-	-	-
Mortgage production related income	91.0	217.4	144.9	57.8	150.1	92.3
Gain on sale upon merger of Lighthouse Partners	32.3	-	-	-	-	-
Net gain on sale of Bond Trustee business	-	112.8	-	-	-	-
Net gain on sale of RCM assets	-	-	23.4	-	-	-
Other noninterest income	350.1	329.1	263.6	219.2	150.9	130.9

Total noninterest income before net securities gains/(losses)	3,185.6	3,518.9	3,162.2	2,646.1	2,179.1	2,064.3
Net securities gains/(losses)	243.1	(50.5)	(7.2)	(41.7)	123.9	204.5

Total noninterest income	$3,428.7	$3,468.4	$3,155.0	$2,604.4	$2,303.0	$2,268.8

Noninterest Income

Noninterest income decreased by $39.7 million, or 1.1%, in 2007, compared to 2006. This decrease was driven by the negative impact of the turmoil in the capital markets that caused net mark to market valuation losses related to the purchase of certain securities and market value declines in the mortgage loan warehouse and securitization and trading assets. Positively impacting noninterest income in 2007 were increases in service charges on deposits, mortgage servicing related income, retail investment services, card fees, and other charges and fees. In addition, results for 2007 were impacted by the $234.8 million gain recognized on the sale of shares of The Coca-Cola Company, the $32.3 million gain recognized upon the merger of Lighthouse Partners, the $118.8 million gain on sale/leaseback of premises, and a $21.0 million increase in other income, primarily related to gains from the sale of private equity investments. In 2006 there was a $112.8 million gain, net of related expenses, on the sale of the Bond Trustee business, which positively impacted total noninterest income in 2006.

Trading account profits/(losses) and commissions declined $474.7 million due primarily to $527.7 million in negative mark to market valuations on collateralized debt obligations, MBS, SIV securities, and collateralized loan obligations, that occurred during the latter half of 2007. Contributing to these losses were negative mark to market valuation losses on securitization warehouses and trading activities. These losses were partially offset by market valuation gains of $164.4 million on changes in fair value of our public debt, including related hedges, higher profits from customer transactions in derivatives, structured leasing, merchant banking and equipment lease financing. See “Trading Assets” section in MD&A for further discussion. During 2006, trading related losses were primarily due to negative interest rate related marks on securitization residuals and economic hedges. Investment Banking income declined $15.7 million, or 6.8%, compared to 2006 due to lower securitization and syndicated finance activities.

Combined mortgage related income decreased $52.7 million, or 15.5%, compared to 2006. Mortgage production related income for 2007 was down $126.4 million, or 58.1%, compared to 2006. This decrease was primarily due to $165.4 million of net valuation losses in the second half of 2007 caused by spread widening related to mortgage loans held for sale, partially offset by the recognition of approximately $79 million of loan origination fees resulting from our election to record certain mortgage loans at fair value beginning in May 2007. Mortgage servicing related income increased $73.7 million, or 60.5%, compared to 2006. Mortgage servicing included gains on the sale of MSRs of $51.2 million during 2007 compared to $66.3 million in 2006 related to $219.0 million and $155.3 million of MSRs sold, respectively. This decrease mitigated the overall increase in mortgage servicing related income, which was principally due to higher fee income derived from a growing servicing portfolio. At December 31, 2007, total loans serviced for others was $114.6 billion compared with $91.5 billion at

December 31, 2006. An analysis of the fair value of our MSRs under varying interest rate environments suggests that falling mortgage interest rates coupled with increases in loan prepayments could cause impairment of this asset in the future.

Retail investment services increased $44.0 million, or 18.8%, compared to 2006. The increase was driven by higher annuity sales and higher recurring managed accounts fees. Service charges on deposit accounts increased $58.3 million, or 7.6%, during 2007 compared to 2006, due primarily to higher non sufficient fund fees.

Trust and investment management income decreased $1.9 million, or 0.3%, compared to 2006. The slight decline was primarily due to lost revenue from the Lighthouse Partners merger and sale of the Bond Trustee business, offset by growth in core revenue.

Card fees, which include fees from business credit cards and debit cards from consumers and businesses, increased $33.1 million, or 13.4%, from 2006. This increase was primarily due to higher interchange fees driven by higher transaction volumes.

Other charges and fees increased $17.0 million, or 3.7%, from 2006. The increase was due to higher operating lease income and insurance income. These increases were partially offset by decreases in loan fees and letter of credit fees.

Table 4 – Noninterest Expense

	Year Ended December 31
(Dollars in millions)	2007	2006	2005	2004	2003	2002
Employee compensation	$2,329.0	$2,253.5	$2,117.2	$1,804.9	$1,585.9	$1,512.1
Employee benefits	441.2	471.9	417.1	363.4	358.6	306.4

Total personnel expense	2,770.2	2,725.4	2,534.3	2,168.3	1,944.5	1,818.5
Outside processing and software	410.9	393.6	357.4	286.3	246.7	225.2
Net occupancy expense	351.2	334.2	312.1	268.2	237.3	229.3
Equipment expense	206.5	197.0	204.0	184.9	178.4	174.8
Marketing and customer development	195.0	173.2	156.7	128.3	100.3	80.0
Operating losses over and short	134.0	44.6	40.3	42.8	35.5	30.3
Other staff expense	132.5	92.5	90.1	66.0	60.4	52.0
Credit and collection services	112.5	101.6	84.9	66.7	70.3	64.6
Consulting and legal	101.2	113.0	112.6	81.0	57.4	91.1
Amortization of intangible assets	96.7	103.2	119.0	77.6	64.5	58.9
Postage and delivery	93.2	92.7	85.4	69.8	69.0	69.4
Communications	79.0	72.9	79.2	67.2	61.3	64.8
Visa litigation	76.9	-	-	-	-	-
Operating supplies	48.7	54.0	53.2	46.8	39.8	46.8
FDIC premiums	22.4	22.6	23.1	19.5	18.0	17.4
Other real estate expense/(income)	15.8	0.2	(1.2)	(1.8)	(2.0)	(0.1)
Loss on extinguishment of debt	9.8	11.7	-	-	-	-
Merger expense	-	-	98.6	28.4	-	16.0
Other expense	377.3	347.5	341.0	297.0	219.2	180.4

Total noninterest expense	$5,233.8	$4,879.9	$4,690.7	$3,897.0	$3,400.6	$3,219.4

Noninterest Expense

Noninterest expense increased by $353.9 million, or 7.3%, during 2007 compared to 2006. Primary factors contributing to this increase included an increase in fraud losses, the Visa litigation expense recorded in the fourth quarter of 2007, an increase in total personnel expense related to our election to record certain mortgage loans held for sale at fair value during 2007 under SFAS No. 159, and other staff expense due to severance costs associated with E2.

Operating losses over and short increased $89.4 million, primarily due to mortgage application fraud losses we incurred in 2007 from customer misstatements of income and/or assets primarily on Alt-A products originated in prior periods. We also recorded a $76.9 million accrual for our proportionate share of certain Visa litigation. Despite recognizing this litigation cost, we expect that gains from Visa’s initial public offering, which is anticipated to occur during the first half of 2008 subject to market conditions, will be substantially greater than the litigation charges that we have recognized during 2007.

Total personnel expense increased $44.8 million, or 1.6%, due to our fair value election for certain mortgage loans held for sale during 2007 under SFAS No. 159. As a result of recording these loans at fair value, we recognized compensation expense related to origination activities that previously would have been deferred and recognized as part of gain/loss on the sale of these loans as a part of mortgage production income. The impact of this adoption for the full year 2007 was approximately $78 million. Offsetting this increase was a $30.7 million, or 6.5%, decrease in employee benefits due to reduced headcount. The number of employees decreased from 33,599 full-time equivalent positions at December 31, 2006 to 32,323 at December 31, 2007.

Other staff expense increased $40.0 million, or 43.2%, compared to 2006 due to the implementation of E2. In the first quarter of 2007, we initiated E2 in an effort to reduce overall expense growth as well as enhance how we conduct business with our customers. For the year ended December 31, 2007, we recognized approximately $45 million in severance expense related to this program, which was recorded in other staff expense. We anticipate the run-rate of total cost savings of approximately $530 million will be achieved during 2009 through initiatives identified in corporate real estate, supplier management, offshoring, and process/organizational reviews. Through 2007, we have realized approximately $215 million in run-rate cost savings. These estimated cost savings do not include the cost of incremental investments or the benefit of non-recurring gains associated with the E2 initiatives.

Marketing and customer development expense increased $21.8 million, or 12.6%, driven by our marketing campaigns focused on various deposit growth initiatives, including the “My Cause” marketing initiative. Outside processing and software increased $17.3 million, or 4.4%, compared to 2006, due to higher processing costs associated with higher transaction volumes and higher software amortization costs.

Other real estate expense increased $15.6 million compared to 2006 due to greater losses on loan-related properties as a result of deteriorating conditions in the housing market. Other expense increased $29.8 million, or 8.6%, compared to 2006 primarily due to write-downs related to Affordable Housing properties in 2007, offset by a $33.6 million reduction of the accrued liability and corresponding non-deductible other expense associated with a capital instrument we redeemed in the fourth quarter of 2007.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. In 2007, the provision was $615.5 million, compared to $869.0 million in 2006. The provision represents an effective tax rate of 27.4% for 2007 compared to 29.1% for 2006. The decrease in the effective tax rate was primarily attributable to the lower level of earnings and a higher level of tax-exempt income for the year ended 2007.

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 “Accounting for Income Taxes,” effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $55.0 million ($46.0 million on an after-tax basis), with offsetting adjustments to equity and goodwill. We classify interest and penalties related to our tax positions as a component of income tax expense. As of December 31, 2007, our cumulative unrecognized tax benefits amounted to $405.4 million ($316.2 million on an after-tax basis). Of this amount, $351.5 million ($277.5 million on an after-tax basis) would affect our effective tax rate, if recognized. The remaining $53.9 million ($38.7 million on an after-tax basis) is expected to impact goodwill, if recognized. After-tax interest expense related to unrecognized tax benefits was $18.0 million for the year ended December 31, 2007. Cumulative unrecognized tax benefits included interest of $80.0 million ($52.0 million on an after-tax basis) as of December 31, 2007. We continually evaluate the unrecognized tax benefits associated with our uncertain tax positions. It is reasonably possible that unrecognized tax benefits as of December 31, 2007 could decrease by an estimated $40.0 million ($26.0 million on an after-tax basis) by December 31, 2008, as a result of the expiration of statutes of limitations and potential settlements with federal and state taxing authorities. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period. We file consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. Our Federal returns through 1998 have been examined by the Internal Revenue Services (“IRS”) and issues for tax years 1997 and 1998 are still in dispute. We have paid the amounts assessed by the IRS in full and have filed refund claims with the IRS related to the disputed issues. Our 1999 through 2004 Federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which we file income tax returns are subject to examination for a period from three to seven years after returns are filed. The Corporation’s current estimate of the resolution of these various examinations is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Corporation’s estimate may result in future income tax expense or benefit. In the opinion of management, any future adjustments which may result from these examinations should not have a material effect on the Company’s Consolidated Financial Statements.

Table 5 – Loan Portfolio by Types of Loans

	As of December 31
(Dollars in millions)	2007	2006	2005	2004	2003	2002
Commercial	$35,929.4	$34,613.9	$33,764.2	$31,823.8	$30,681.9	$28,693.6
Real estate:
Home equity lines	14,911.6	14,102.7	13,635.7	11,519.2	6,965.3	5,194.8
Construction	13,776.7	13,893.0	11,046.9	7,845.4	4,479.8	4,002.4
Residential mortgages	32,779.7	33,830.1	29,877.3	24,553.5	17,208.1	14,248.6
Commercial real estate	12,609.5	12,567.8	12,516.0	12,083.8	9,330.1	9,101.8
Consumer:
Direct	3,963.9	4,160.1	5,060.8	6,622.3	3,539.6	3,991.3
Indirect	7,494.1	7,936.0	8,389.5	6,802.9	8,394.5	7,824.1
Credit card	854.1	350.7	264.5	175.3	133.0	111.3

Total loans	$122,319.0	$121,454.3	$114,554.9	$101,426.2	$80,732.3	$73,167.9

Loans held for sale	$8,851.7	$11,790.1	$13,695.6	$6,580.2	$5,552.1	$7,747.8

Table 6 – Funded Exposures by Selected Industries1

	As of December 31, 2007		As of December 31, 2006
(Dollars in millions)	Loans	% of Total Loans	Loans	% of Total Loans
Construction	$8,615.8	7.0%	$7,881.1	6.5%
Real estate	8,338.5	6.8	6,782.7	5.6
Retail trade	5,445.9	4.5	5,050.6	4.2
Business services	3,821.0	3.1	4,347.9	3.6
Manufacturing	3,513.9	2.9	3,889.0	3.2
Wholesale trade	3,376.0	2.8	3,080.2	2.5
Health & social assistance	2,922.3	2.4	2,922.5	2.4
Finance & insurance	2,891.7	2.4	2,670.7	2.2
Professional, scientific & technical services	2,108.6	1.7	1,958.9	1.6
Public administration	1,864.1	1.5	1,965.2	1.6
Nonprofits	1,829.8	1.5	1,784.2	1.5
Transportation & warehousing	1,674.1	1.4	1,436.5	1.2
Information	1,456.6	1.2	1,838.3	1.5
Accommodation & food services	1,441.9	1.2	1,501.1	1.2
Arts, entertainment & recreation	1,145.1	0.9	1,206.9	1.0
Mining	1,144.2	0.9	489.8	0.4
Administrative and support	1,057.7	0.9	1,037.3	0.9

[1]	Industry groupings are loans, in aggregate, greater than $1 billion based on the North American Industry Classification System.

Loans

Our portfolio is well diversified by product, client and geography throughout our footprint. We have relatively low exposure to credit card and other unsecured consumer loan products.

The commercial portfolio grew $1.3 billion, or 3.8%, in 2007 to $35.9 billion, or 29% of total loans, at December 31, 2007. The commercial real estate portfolio was $12.6 billion, or 10% of total loans, and the construction portfolio was $13.8 billion, or 11% of total loans, at December 31, 2007. The construction portfolio consists of $3.6 billion of residential construction to perm loans, $2.7 billion of residential construction loans, $3.3 billion of commercial construction loans, $2.9 billion of acquisition & development loans, and $1.3 billion of raw land loans. Commercial related construction loans continue to perform well. Performance of residential construction related loans has deteriorated; however, we have been proactive in our credit monitoring and management processes to provide “early warning” alerts for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We have strict limits and have exposure caps on specific projects and borrowers for risk diversification.

Residential mortgages were $32.8 billion, or 27%, of the total loan portfolio as of December 31, 2007. Residential mortgages are comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. The core mortgage portfolio was $21.8 billion, or 18%, of the total loan portfolio as of December 31, 2007. There are minimal option adjustable rate mortgages (“ARMs”) or negative amortizing loans and virtually no subprime loans in the core portfolio. The core mortgage loans are roughly half prime jumbo and half prime ARMs. Some of the ARMs in the core first mortgage portfolio are interest-only ARMs; however, the interest-only period is typically ten years, unlike many interest-only products in the market which have short interest-only periods with early reset dates. The weighted average combined loan to value (“LTV”) at origination of the core portfolio was 76% and they have a current weighted average FICO score of 733. Prime second mortgages were $3.9 billion, or 3%, of total loans as of December 31, 2007 and are comprised of insured purchase money second liens or combo loans with a current weighted average FICO of 721. Home equity loans comprise $3.6 billion, or 3%, of the total loan portfolio as of December 31, 2007 and have a current weighted average FICO score of 722 and a 73% weighted average combined LTV at origination. 40% of the home equity loans are in a first lien position. Lot loans were $1.7 billion, or approximately 1% of total loans, as of December 31, 2007 and have a current weighted average FICO score of 729. Alt-A loans were $1.7 billion, or approximately 1% of total loans, as of December 31, 2007. Of the Alt-A loans, $1.2 billion are first liens and well secured with a weighted average combined LTV of 77% at origination and a weighted average FICO score of 702. The remaining $0.5 billion of Alt-A loans are second lien loans with a weighted average combined LTV of 97% at origination and a current weighted average FICO score of 691.

The home equity line portfolio was $14.9 billion, or 12%, of the total loan portfolio as of December 31, 2007, and had a current weighted average FICO score of 723. Approximately 25% of the portfolio was in a first lien position, and 77% of the portfolio had a weighted average combined LTV of 90% or less at origination.

The indirect consumer portfolio was $7.5 billion, or 6% of total loans, at December 31, 2007. This portfolio primarily consists of automobile loans generated through dealerships, has a current weighted average FICO of 701 and continues to perform well.

Table 7 – Allowance for Loan and Lease Losses

	As of December 31
(Dollars in millions)	2007[1]	2006[1]	2005[1]	2004[1]	2003[2]	2002[2]
Allocation by Loan Type
Commercial	$422.6	$415.9	$439.6	$433.0	$369.3	$408.5
Real estate	664.6	443.1	394.1	369.7	159.3	150.8
Consumer loans	110.3	95.5	109.4	159.6	344.3	332.8
Unallocated	85.0	90.0	85.0	87.7	69.0	38.0

Total	$1,282.5	$1,044.5	$1,028.1	$1,050.0	$941.9	$930.1

Year-end Loan Types as a Percent of Total Loans
Commercial	29.4%	28.8%	29.2%	31.6%	38.2%	39.4%
Real estate	60.6	61.2	58.7	55.2	47.0	44.5
Consumer loans	10.0	10.0	12.1	13.2	14.8	16.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

[1]

The allocations in the years 2004 through 2007 reflect the implementation of an ALLL methodology that is more granular than in prior periods. This methodology segregates the portfolio into 17 sub-portfolios and incorporates a weighted average of expected loss derived from an internal risk rating system. Beginning in 2004 the allocation also includes the acquired portfolio of NCF.

[2]

In 2003 and prior periods, the allocation reflected an apportionment of the ALLL that had been categorized as “environmental factors,” which is now included in the Company’s homeogeneous loan pool estimates.

Allowance for Loan and Lease Losses

We continuously monitor the quality of our loan portfolio and maintain an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate ALLL. At year-end 2007, the ALLL was $1,282.5 million, which represented 1.05% of period-end loans. This compares with an ALLL of $1,044.5 million, or 0.86% of loans as of December 31, 2006.

In addition to the review of credit quality through ongoing credit review processes, we employ a variety of modeling and estimation tools for measuring credit risk that are used to construct an appropriate ALLL. Our ALLL framework has three basic elements: specific allowances for loans individually evaluated for impairment, a formula-based component for pools of homogeneous loans not individually evaluated, and an unallocated component that is based on other inherent risk factors and imprecision associated with the modeling and estimation processes. This framework enables us to align loss estimation practices with the different types of credit risk inherent in the loan portfolio.

The first element of the ALLL analysis involves the estimation of allowances specific to individual impaired loans. In this process, specific allowances are established for nonaccruing loans greater than $2 million based on analysis of the most probable sources of repayment, including discounted future cash flows, liquidation of collateral, or the market value of the loan itself. As of December 31, 2007 and 2006, the specific allowance related to impaired loans totaled $17.5 million and $17.4 million, respectively.

The second element of the ALLL, the general allowance for homogeneous loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical charge-off experience and expected losses. Expected losses are based on estimated probabilities of default and loss given default derived from an internal risk rating process. These baseline factors are developed and applied to the various loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data. These influences may include elements such as changes in credit underwriting, concentration risk and/or recent observable asset quality trends. We continually evaluate our ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time. As of December 31, 2007 and 2006, the general allowance calculations totaled $1,180.0 million and $937.1 million, respectively. The increase was primarily due to deterioration in credit quality of the residential mortgage and home equity portfolios. The increases to reserves associated with these were partially offset by lower ALLL factors associated with the commercial and commercial real estate portfolios.

The third element of the ALLL is the unallocated reserve that addresses inherent losses not included elsewhere in the ALLL. Qualitative factors of this third allowance element are subjective and require a high degree of management judgment. These factors include the inherent imprecision in models and lagging or incomplete data. As of December 31, 2007 and 2006, the ALLL estimated with respect to the third element totaled $85.0 million and $90.0 million, respectively.

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past-due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with FFIEC guidelines. Commercial loans and real estate loans are typically placed on non-accrual when principal or interest is past-due for 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

The ratio of the ALLL to total nonperforming loans decreased to 87.8% as of December 31, 2007 from 196.4% as of December 31, 2006. The decline in this ratio was due to a $928.5 million increase in nonperforming loans driven primarily by a $697.6 million increase in residential mortgage nonperforming loans. The increase in residential mortgage nonperforming loans was driven primarily by deteriorating economic conditions including increased mortgage delinquency rates and declining home values in most markets that we serve along with maturation of the portfolio.

In addition to reserves held in the ALLL, we had $7.9 million and $2.5 million in other liabilities as of December 31, 2007 and 2006, respectively, that represents a reserve against certain unfunded commitments, including letters of credit.

Table 8 – Summary of Loan and Lease Losses Experience

Year Ended December 31
(Dollars in millions)	2007	2006	2005	2004	2003	2002
Allowance for Loan and Lease Losses
Balance – beginning of period	$1,044.5	$1,028.1	$1,050.0	$941.9	$930.1	$867.1
Allowance associated with loans at fair value[1]	(4.1)	-	-	-	-	-
Allowance from acquisitions and other activity – net	-	-	-	173.8	9.3	15.5
Provision for loan losses	664.9	262.5	176.9	135.5	313.6	469.8

Charge-offs
Commercial	(140.9)	(183.5)	(112.0)	(114.6)	(197.7)	(297.0)
Real estate:
Home equity lines	(116.2)	(28.8)	(24.5)	(12.6)	(5.8)	(5.0)
Construction	(12.2)	(2.3)	(6.0)	(4.1)	(0.8)	(0.8)
Residential mortgages	(113.1)	(29.6)	(22.8)	(20.2)	(16.3)	(11.7)
Commercial real estate	(2.1)	(8.1)	(3.1)	(5.5)	(5.6)	(17.8)
Consumer loans:
Direct	(23.4)	(22.0)	(37.2)	(25.1)	(28.6)	(28.4)
Indirect	(106.4)	(82.3)	(109.6)	(133.9)	(139.5)	(129.4)

Total charge-offs	(514.3)	(356.6)	(315.2)	(316.0)	(394.3)	(490.1)

Recoveries
Commercial	24.2	30.0	36.3	49.9	39.8	28.8
Real estate:
Home equity lines	7.8	6.9	6.2	3.3	1.4	1.4
Construction	1.2	2.0	0.8	0.1	0.4	0.4
Residential mortgages	5.5	7.9	8.1	6.4	3.6	2.3
Commercial real estate	1.9	6.2	2.6	1.4	1.4	3.9
Consumer loans:
Direct	9.6	12.1	13.5	10.0	8.5	8.8
Indirect	41.3	45.4	48.9	43.7	28.1	22.2

Total recoveries	91.5	110.5	116.4	114.8	83.2	67.8

Net charge-offs	(422.8)	(246.1)	(198.8)	(201.2)	(311.1)	(422.3)

Balance – end of period	$1,282.5	$1,044.5	$1,028.1	$1,050.0	$941.9	$930.1

Average loans	$120,080.6	$119,645.2	$108,742.0	$86,214.5	$76,137.9	$71,270.4
Year-end loans outstanding	122,319.0	121,454.3	114,554.9	101,426.2	80,732.3	73,167.9

Ratios:
Allowance to year-end loans	1.05%	0.86%	0.90%	1.04%	1.17%	1.27%
Allowance to nonperforming loans	87.8	196.4	346.9	281.3	268.1	182.0
Allowance to net charge-offs	3.03	x	4.24	x	5.17	x	5.22	x	3.03	x	2.20	x

Net charge-offs to average loans	0.35%	0.21%	0.18%	0.23%	0.41%	0.59%
Provision to average loans	0.55	0.22	0.16	0.16	0.41	0.66
Recoveries to total charge-offs	17.8	31.0	36.9	36.3	21.1	13.8

[1]	Amount removed from the ALLL related to our election to record $4.1 billion of residential mortgages at fair value.

Provision for Loan Losses

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate ALLL. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and pooled loans and leases as prescribed under SFAS No. 5, “Accounting for Contingencies.” For the year ended December 31, 2007, the provision for loan losses was $664.9 million, an increase of $402.4 million, or 153%, from the year ended December 31, 2006.

The provision for loan losses was $242.1 million more than net charge-offs of $422.8 million during 2007, reflecting the downturn in the residential real estate markets and deteriorating credit conditions of the residential-mortgage and home equity portfolios.

Net charge-offs for the year ended December 31, 2007 increased $176.7 million from the $246.1 million of net charge-offs recorded in the prior year. The increase in net charge-offs was largely due to higher net charge-offs in the residential mortgage and home equity portfolios. A downturn in residential real estate prices has negatively affected the entire industry. Despite our avoidance of the subprime consumer real estate lending markets in our loan portfolio, the lower residential real estate valuations have affected even borrowers of higher credit quality.

Table 9 – Nonperforming Assets and Accruing Loans Past Due 90 Days or More

	As of December 31,
(Dollars in millions)	2007	2006	2005	2004	2003	2002
Nonperforming Assets
Nonaccrual loans
Commercial	$74.5	$106.8	$70.9	$130.9	$165.9	$351.3
Real estate:
Construction	295.3	38.6	24.4	32.8	4.4	10.0
Residential mortgages[1]	977.1	279.5	103.3	104.5	85.4	82.5
Commercial real estate	44.5	55.4	44.6	36.7	48.6	38.0
Consumer loans	39.0	23.5	28.7	49.3	32.2	29.2

Total nonaccrual loans	1,430.4	503.8	271.9	354.2	336.5	511.0
Restructured loans	29.9	28.0	24.4	19.1	14.8	-

Total nonperforming loans	1,460.3	531.8	296.3	373.3	351.3	511.0
Other real estate owned (“OREO”)	183.7	55.4	30.7	28.6	16.5	18.0
Other repossessed assets	11.5	6.6	7.2	8.8	10.3	13.0

Total nonperforming assets	$1,655.5	$593.8	$334.2	$410.7	$378.1	$542.0

Ratios:
Nonperforming loans to total loans	1.19%	0.44%	0.26%	0.37%	0.44%	0.70%
Nonperforming assets to total loans plus OREO and other repossessed assets	1.35	0.49	0.29	0.40	0.47	0.74
Accruing loans past due 90 days or more	$611.0	$351.5	$371.5	$214.3	$196.4	$177.9

[1]	Includes home equity loans.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, other real estate owned (“OREO”) and other repossessed assets totaled $1,655.5 million as of December 31, 2007, an increase of $1,061.7 million, or 179%, compared to December 31, 2006.

Nonaccrual loans totaled $1,430.4 million as of December 31, 2007, an increase of $926.6 million, or 184%, compared to December 31, 2006. The increase was primarily driven by residential mortgage loans, which increased by $697.6 million.

Nonaccrual real estate construction loans increased $256.7 million from December 31, 2006 to $295.3 million as of December 31, 2007. The increase was largely driven by residential-related construction across the footprint.

Nonaccrual home equity lines of credit (“HELOC”) are classified in residential mortgages and were $135.8 million at December 31, 2007 compared with $36.6 million at December 31, 2006. The increase was driven by HELOCs originated through third-party channels, which accounted for 35% of nonperforming lines (excluding third party channels). There are no HELOCs in the portfolio that were originated as sub prime. The average combined original LTV of the total HELOC portfolio is approximately 74% and nearly 25% of the portfolio is in the first lien position. Approximately 23% of the portfolio has combined LTVs greater than 90%, and the remainder of the portfolio has combined LTVs primarily in the 60%-85% range.

When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. If interest payments are being made by borrowers on nonaccrual loans, the interest is either recorded using the cash basis method of accounting or recognized at the end of the loan after the principal has been reduced to zero, depending on the type of loan. If and when a nonaccrual loan is returned to accruing status, the accrued interest at the date the loan is placed on nonaccrual status, and foregone interest during the nonaccrual period, are recorded as interest income only after all principal has been collected for commercial loans. For consumer loans and residential mortgage loans, the accrued interest at the date the loan is placed on nonaccrual status, and foregone interest during the nonaccrual period, are recorded as interest income as of the date the loan no longer meets the 90 and 120 days past due criteria, respectively.

During 2007 and 2006 cash basis, interest income for nonaccrual loans amounted to $17.3 million and $16.6 million, respectively. For the years ended December 31, 2007 and 2006, estimated interest income of $85.0 million and $41.6 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

Accruing loans past due ninety days or more increased $259.5 million from $351.5 million as of December 31, 2006 to $611.0 million as of December 31, 2007. The increase was primarily driven by deterioration in residential mortgages and home equity lines of credit.

Nonperforming residential real estate loans are collateralized by one-to-four family properties, and a portion of the loans’ risk may be mitigated by mortgage insurance. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Since early 2006, we have tightened the underwriting standards applicable to many of the residential loan products offered. The total Alt-A portfolio loans, which consist of loans with lower documentation standards, were approximately $1.7 billion as of December 31, 2007, representing less than 1.5% of our total loan portfolio and slightly more than 5% of our residential mortgage portfolio. Approximately $314 million of this portfolio was nonperforming at December 31, 2007. At December 31, 2007, the Alt-A portfolio was comprised of approximately 70% of loans secured by mortgages in first lien positions and 30% in second lien positions. The weighted average combined LTV of the first lien positions was 77% and the weighted average original FICO score was 702. For the second lien positions, the weighted average combined LTV was 97% and the weighted average original FICO score was 691.

We extensively utilized third-party insurance on the second lien Alt-A portfolio. It became apparent in the fourth quarter of 2007 that we would eventually reach the insurance stop loss at some point during 2008. As such, we reached a settlement agreement with our insurer to expedite the claim and review process. The ALLL estimation process in the fourth quarter took into consideration the insurance settlement when estimating the ALLL .

We discontinued originating first lien Alt-A portfolio loans in June 2006 and until mid-2007 originated a small amount of Alt-A loans for placement in the secondary market with more restrictive credit guidelines. We have now eliminated Alt-A production entirely.

OREO was $183.7 million, which represented an increase of $128.3 million, or 232%, compared to December 31, 2006. The increase was primarily due to nonperforming residential mortgage loans that have entered into the foreclosure process.

Table 10 – Trading Assets

(Dollars in thousands)	2007	2006	2005
Trading Assets
U.S. government and agency securities	$4,133,490	$838,301	$468,056
Corporate and other debt securities	2,821,737	409,029	662,827
Equity securities	242,680	2,254	366
Mortgage-backed securities	938,930	140,531	278,294
Derivative contracts	1,977,401	1,064,263	1,059,311
Municipal securities	171,203	293,311	337,179
Commercial paper	2,368	29,940	5,192
Other securities and loans	230,570	-	-

Total trading assets	$10,518,379	$2,777,629	$2,811,225

Trading Assets

Trading assets primarily include loans and investment securities that relate to capital markets trading activities by acting as broker/dealer on behalf of our customers, and investment securities that are acquired and actively managed for corporate balance sheet management purposes. Beginning in 2007, we utilized a more active trading portfolio as part of our asset/ liability management process, as evidenced by the purchase of approximately $23 billion of trading assets and sales or maturities of $31.1 billion of trading assets for balance sheet management purposes. This activity along with the reclassification of $16.0 billion of available for sale securities to trading upon electing fair value accounting for these instruments under SFAS No. 159 (see the “Adoption of Fair Value Accounting Standards” discussion within MD&A) resulted in a $7.7 billion, or 278.7%, increase in trading assets from December 31, 2006 to December 31, 2007.

The trading securities purchased during 2007 included Treasury Bills, U.S. agency notes, commercial paper, investment grade corporate bonds, and ABS. Approximately $3.0 billion of the trading securities acquired during 2007 were ABS that were purchased from certain affiliated money market funds and Three Pillars (see the “Introduction” to MD&A). The following is a description of the circumstances causing the acquisition of these illiquid ABS:

•

During the third quarter of 2007, we provided support for specific securities within an institutional private placement fund (the “Private Fund”) and consolidated the Private Fund as of September 30, 2007, resulting in the addition of approximately $967 million of trading securities. Based on market conditions in the fourth quarter, we decided to close the Private Fund in a manner in which the Private Funds’ shareholders received their full principal and interest due, and we began actively managing these trading securities. These trading securities consist of approximately 80% residential MBS that were AAA-rated at the time they were purchased. Due to increased losses within the underlying collateral, some of which is comprised of Alt-A or sub prime mortgages, as well as market illiquidity, the value of these securities was reduced by approximately $132 million during 2007. As of December 31, 2007, the remaining fair value of the securities was $743.3 million, and $106.7 million in principal pay downs have been received since the securities were acquired.

•

In December 2007, we purchased, through a combination of cash and notes, approximately $1.4 billion in SIV securities from the STI Classic Prime Quality Money Market Fund and the STI Classic Institutional Cash Management Money Market Fund (collectively, the “Funds”) at amortized cost plus accrued interest. Trusco, a wholly owned subsidiary of SunTrust, is the investment adviser to the Funds. We took this action to protect investors in the Funds from possible losses associated with these securities. The SIV assets were originally rated A1/P1 and were Tier 1 eligible securities when purchased. The underlying collateral consists of a wide array of assets including, mortgage backed securities, collateralized debt and loan obligations, and corporate bonds. Approximately $688 million of the SIV securities are backed by high quality, liquid assets or sponsored by large, well capitalized banks that have publicly announced that they are providing liquidity and support to these programs. All of these higher quality or bank sponsored SIV securities mature by June 2008. The remaining SIV securities have gone into a restructuring process, and the ultimate timing and form of repayment is not known at this time. We recorded a pre-tax mark to market valuation loss of $250.5 million in the fourth quarter of 2007 as a result of purchasing these securities.

•

Also in December 2007, we purchased $725.0 million in ABS, at amortized cost plus accrued interest, from Three Pillars in order to reduce the risk profile of the conduit. These securities consist of residential MBS and collateralized debt obligations, with 83% of the bonds currently AAA-rated and the remainder AA-rated. During the fourth quarter of 2007, the rapid deterioration in the performance of the underlying collateral, some of which is comprised of sub-prime and Alt-A mortgages, as well as market illiquidity began to materially decrease the market value of these securities; as a result, we recorded a market value loss of $144.8 million in the fourth quarter of 2007. See the “Off-Balance Sheet Arrangements,” section of MD&A for additional discussion of Three Pillars.

Due to the illiquid nature of these ABS and the market as a whole in the fourth quarter of 2007, the estimated market value of these securities is based on market information, where available, along with significant, unobservable third-party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly during 2008. See the “Estimates of Fair Value” section within “Critical Accounting Policies” for further discussion of these estimates. We did not have a contractual or implicit obligation to purchase these securities or provide additional support to the Funds or Three Pillars. The assets of the Funds and Three Pillars have been restructured; therefore, we do not anticipate similar valuation issues with the assets of the Funds or Three Pillars. The purchase of these securities should not be considered a precedent for future actions or commitment by us to provide additional support.

Table 11 – Securities Available for Sale

	As of December 31
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations
2007	$383.2	$7.2	$-	$390.4
2006	1,608.0	8.6	16.1	1,600.5
2005	2,593.8	0.6	47.4	2,547.0
States and political subdivisions
2007	$1,052.6	$16.2	$1.5	$1,067.3
2006	1,032.3	13.4	4.6	1,041.1
2005	914.1	15.5	3.9	925.7
Asset-backed securities
2007	$241.7	$-	$31.4	$210.3
2006	1,128.0	1.9	17.6	1,112.3
2005	1,630.8	8.2	26.3	1,612.7
Mortgage-backed securities
2007	$10,085.8	$71.7	$16.3	$10,141.2
2006	17,337.3	37.4	243.8	17,130.9
2005	17,354.5	11.6	343.5	17,022.6
Corporate bonds
2007	$232.2	$0.7	$1.6	$231.3
2006	468.9	1.5	7.6	462.8
2005	1,090.6	2.6	22.8	1,070.4
Other securities[1]
2007	$1,544.0	$2,679.6	$-	$4,223.6
2006	1,423.9	2,330.2	-	3,754.1
2005	1,370.0	1,977.4	-	3,347.4
Total securities available for sale
2007	$13,539.5	$2,775.4	$50.8	$16,264.1
2006	22,998.4	2,393.0	289.7	25,101.7
2005	24,953.8	2,015.9	443.9	26,525.8

[1]

Includes our investment in 43.6 million shares of common stock of The Coca-Cola Company as of December 31, 2007 and 48.2 million shares of common stock of The Coca-Cola Company as of December 31, 2006 and 2005.

Securities Available for Sale

The investment portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. We managed the portfolio in 2007 as part of a balance sheet restructuring to improve the yield, extend the duration, enhance the credit quality, and reduce the size in order to reduce our use of wholesale funding.

A significant part of the portfolio restructuring occurred in the first quarter of 2007 in conjunction with our early adoption of SFAS No. 159. Generally, we elected to reclassify as trading assets those available for sale securities that were lower yielding, shorter maturity, and that had greater credit risk. Virtually all of these trading assets were subsequently sold in the second quarter of 2007 and the proceeds were used to purchase other trading securities and to repay wholesale debt. The remaining securities that we retained as available for sale were primarily our longest duration, higher yielding MBS which were issued or guaranteed by federal agencies. In addition, we purchased similar high quality MBS issued by federal agencies during the year to reinvest cash-flow from maturities and prepayments to maintain a relatively constant portfolio size after the restructuring.

The average yield for 2007 improved to 6.20% compared to 4.93% during 2006. The yield for the fourth quarter of 2007 was 6.18%. We extended the portfolio’s effective duration from 3.1% as of December 31, 2006 to 3.9% as of December 31, 2007. Effective duration is a measure of the estimated price sensitivity of a bond portfolio to an immediate change in interest rates, taking into consideration embedded options. An effective duration of 3.9% suggests an expected price change of 3.9% for a one percent instantaneous change in interest rates. The enhancement in credit quality is reflected in the change in asset mix shown in Table 11. We significantly reduced our holdings of ABS and corporate bonds, as well as commercial MBS (“CMBS”) and collateralized mortgage obligations (“CMOs”). As of December 31, 2007, 92.8% of our securities were rated “AAA,” the highest possible rating by nationally recognized rating agencies with the majority of these being MBS issued by federal agencies. The size of the securities portfolio decreased significantly from $25.1 billion at December 31, 2006 to $16.3 billion at December 31, 2007. This decrease in size reduced the investment portfolio as a percent of total assets from 13.8% to 9.1% over the same time period.

Net securities gains of $243.1 million were realized during 2007, primarily due to a $234.8 million gain from the sale in the second quarter of 2007 of 4.5 million shares of our holdings of the common stock of The Coca-Cola Company. Net securities losses realized for the year ended December 31, 2006 were $50.5 million, and $7.2 million for the year ended December 31, 2005.

The carrying value of the available for sale investment portfolio reflected $2.7 billion in net unrealized gains at December 31, 2007, substantially all of which related to unrealized gains on our investment in common stock of The Coca-Cola Company. The net unrealized gain on the remaining portion of our holdings of this equity investment increased $349.6 million compared to December 31, 2006 in addition to the $234.8 million gain realized on the sale discussed above. The net unrealized gain on the remainder of the portfolio was $50.3 million, an improvement of $271.7 million compared to December 31, 2006. These changes in market value did not affect our net income, but were included in other comprehensive income. We review all of our securities with unrealized losses for other-than-temporary impairment at least quarterly. As a result of these reviews in the fourth quarter of 2007, we determined that no impairment charges related to securities owned with unrealized losses were deemed other than temporarily impaired this quarter since we have the present intent and ability to retain these securities until recovery.

Table 12 – Composition of Average Deposits

	Year Ended December 31			Percent of Total
(Dollars in millions)	2007	2006	2005	2007	2006	2005
Noninterest-bearing	$21,677.2	$23,312.3	$24,315.0	18.1%	18.9%	22.0%
NOW accounts	20,042.8	17,214.4	17,213.7	16.7	13.9	15.6
Money market accounts	22,676.7	24,507.9	25,589.2	18.9	19.8	23.2
Savings	4,608.7	5,371.1	6,320.0	3.8	4.3	5.7
Consumer time	16,941.3	15,622.7	12,526.4	14.2	12.7	11.4
Other time	12,073.5	11,146.9	7,390.7	10.1	9.0	6.7

Total consumer and commercial deposits	98,020.2	97,175.3	93,355.0	81.8	78.6	84.6
Brokered deposits	16,091.9	17,425.7	10,182.2	13.4	14.1	9.2
Foreign deposits	5,764.5	9,064.5	6,869.3	4.8	7.3	6.2

Total deposits	$119,876.6	$123,665.5	$110,406.5	100.0%	100.0%	100.0%

Deposits

Average consumer and commercial deposits increased during 2007 by $0.8 billion, or 0.9%, compared to 2006. The growth was exclusively in higher cost NOW, consumer time and other time deposits, which increased $5.1 billion, or 11.5%, and were offset by declines in money market, savings, and noninterest bearing DDA account balances. Money market accounts declined $1.8 billion, or 7.5%, savings accounts declined $0.8 billion, or 14.2%, and noninterest bearing DDA account balances declined $1.6 billion, or 7.0%. The decline in these products was the result of deposit migration to higher cost time deposits as well as customers moving balances to alternative investments such as repurchase agreements or money market mutual funds to take advantage of higher interest rates in response to the interest environment that prevailed during 2007.

Average brokered and foreign deposits decreased by $4.6 billion, or 17.5%, during 2007 compared to 2006. The decrease was due to our efforts to reduce our reliance upon wholesale funding sources through balance sheet restructuring actions. Consumer and commercial deposit growth is one of our key initiatives, as we focus on deposit gathering opportunities across all lines business throughout the geographic footprint. We have instituted a number of initiatives to attract deposits including the “My Cause” campaign which provides enrollment incentives to depositors, the modification of incentive plans to place greater emphasis on deposit and package account sales, enhancing online banking products and partnering with other well known brands in deposit oriented promotions. As of December 31, 2007 these efforts were successful in generating new accounts and households, specifically, the “My Cause” campaign generated over 402,000 checking accounts. However, the new accounts had not translated into higher overall deposit balances. As of December 31, 2007, securities pledged as collateral for deposits totaled $6.9 billion.

CAPITAL RESOURCES

Table 13 – Capital Ratios

	As of December 31
(Dollars in millions)	2007	2006	2005	2004	2003	2002
Tier 1 capital[1]	$11,424.9	$12,524.7	$11,079.8	$9,783.7	$8,930.0	$8,106.1
Total capital	16,994.1	18,024.9	16,713.6	14,152.6	13,365.9	12,609.8
Risk-weighted assets	164,931.9	162,236.7	158,132.3	136,642.8	113,711.3	108,501.1
Risk-based ratios:
Tier 1 capital	6.93%	7.72%	7.01%	7.16%	7.85%	7.47%
Total capital	10.30	11.11	10.57	10.36	11.75	11.62
Tier 1 leverage ratio	6.90	7.23	6.65	6.64	7.37	7.30
Total shareholders’ equity to assets	10.05	9.78	9.40	10.06	7.76	7.47

[1]

Tier 1 capital includes trust preferred obligations of $2.1 billion at the end of 2007, $2.4 billion at the end of 2006, $1.9 billion at the end of 2005 and 2004, and $1.7 billion at the end of 2003 and 2002. Tier 1 capital also includes qualifying minority interests in consolidated subsidiaries of $105 million at the end of 2007, $455 million at the end of 2006, $467 million at the end of 2005, $451 million at the end of 2004, 2003 and 2002.

Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weigh assets and off balance sheet risk exposures (risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

Both the Company and SunTrust Bank (the “Bank”) are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively.

We are committed to remaining well capitalized and have set a Tier 1 target ratio for the Company of 7.5%. This ratio declined during 2007 with much of the decrease taking place during the fourth quarter moving from 7.44% at September 30, 2007 to 6.93% at December 31, 2007. We expect the Tier 1 ratio to be restored to the targeted level via the potential issuance of enhanced trust preferred securities qualifying as regulatory capital, and transactions we are currently evaluating with respect to our holdings of common stock in The Coca-Cola Company that would yield an increase in Tier 1 capital.

The decline in our capital ratios during 2007 was the result of the net impact of the following factors:

•

Effective January 1, 2007, we adopted SFAS No. 157 and SFAS No. 159. The adoption of these fair value standards resulted in a $399.5 million reduction in retained earnings, which was partially offset by a $147.4 increase in accumulated other comprehensive income due to the transfer of approximately $15.4 billion in available for sale investment securities to trading assets. See “Adoption of Fair Value Accounting Standards” in MD&A and Note 20, “Fair Value,” to the Consolidated Financial Statements for more information.

•

Also effective January 1, 2007, we adopted FIN 48 which resulted in a reduction of total equity of $41.9 million. We also adopted FSP FAS 13-2, ”Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” effective January 1, 2007. The adoption of this standard resulted in a reduction of total equity of $26.3 million.

•

On February 13, 2007, we amended our retirement benefits plans, supplemental benefits plans and our other postretirement welfare plans. These amendments resulted in a remeasurement of our plans’ obligations and increased accumulated other comprehensive income by $79.7 million.

•	On July 6, 2007, we repaid $250.0 million of Tier 1 qualifying, junior subordinated debentures held by a trust that had an original maturity date of June 15, 2027.

•	On December 21, 2007, we redeemed $350 million of a privately placed REIT Preferred security that had qualified as Tier 1 capital.

•

During the second half of 2007, our equity was negatively impacted by market valuation pre-tax write-downs of $527.7 million related to securities purchased from Three Pillars and money funds managed by Trusco.

•

During 2007, we repurchased 10,758,059 shares for $853.4 million under a Board authorized program. As of December 31, 2007, we were authorized to purchase up to an additional 30,000,000 shares under publicly announced plans or programs although we do not expect to engage in repurchases in the immediate future.

We declared and paid common dividends totaling $1,026.6 million in 2007, or $2.92 per common share, on net income available to common shareholders of $1,603.7 million. The dividend payout ratio was 64.0% for 2007 versus 41.7% for 2006. The increase resulted largely from the negative earnings impact of the impairment charges taken during the fourth quarter of 2007.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in detail in Note 1, “Accounting Policies,” to the Consolidated Financial Statements and are integral to understanding MD&A. We have identified certain accounting policies as being critical because (1) they require our judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. Our accounting and reporting policies are in accordance with US GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of our current accounting policies that we have deemed critical.

Allowance for Loan and Lease Losses

The ALLL represents our estimate of probable losses inherent in the existing loan portfolio. The ALLL is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The ALLL is determined based on our review and evaluation of larger loans that meet our definition of impairment and the size and current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the loan portfolio and our assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk-rating data.

Impaired loans, except for smaller balance homogeneous loans, include loans classified as nonaccrual where it is probable that we will be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreement. When a loan is deemed impaired, the amount of specific allowance required is measured by a complete analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, we use assumptions and methodologies that are relevant to estimating the level of impaired and unrealized losses in the portfolio. To the extent that the data supporting such assumptions has limitations, our judgment and experience play a key role in enhancing the specific ALLL estimates.

General allowances are established for loans and leases grouped into pools that have similar characteristics, including smaller balance homogeneous loans. The ALLL Committee estimates probable losses by evaluating several factors: historical loss experience, current internal risk ratings based on our internal risk rating system, internal portfolio trends such as increasing or decreasing levels of delinquencies, concentrations, and external influences such as changes in economic or industry conditions.

Unallocated allowances relate to inherent losses that are not included elsewhere in the ALLL. The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment. These factors include the inherent imprecision in models and credit quality statistics and lagging or incomplete data.

Our financial results are affected by the changes in and absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should it experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. During 2007, we experienced an increase in delinquency and net charge-offs in residential real estate loans due to the deterioration of the housing market. The ALLL considered these market conditions in deriving the estimated ALLL; however, given the continued economic uncertainty the ultimate amount of loss could vary from that estimate. For additional discussion of the ALLL see the “Allowance for Loan and Lease Losses” and “Provision for Loan Losses” sections of MD&A.

Estimates of Fair Value

We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. The extent to which we use fair value on a recurring basis was significantly expanded upon the early adoption of SFAS No. 159 and SFAS No. 157 during the first quarter, effective on January 1, 2007. Examples of this recurring use of fair value include derivative instruments, available for sale and trading securities, loans held for sale accounted for at fair value, long-term debt accounted for at fair value and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107. Examples of these non-recurring uses of fair value include loans held for sale accounted for at the lower of cost or market, MSRs, goodwill, intangible assets and long-lived assets. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value determination in accordance with SFAS No. 157 requires that we make a number of significant judgments. First, where prices for identical assets and liabilities are not available, application of the three-level hierarchy established by SFAS No. 157 would require that we identify, what we believe to be, similar assets and liabilities. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Our assessments with respect to assumptions that market participants would make are inherently difficult to determine and use of different assumptions could result in material changes to these fair value measurements. As required under SFAS No. 157, the use of significant, unobservable inputs in our models is described in detail in Note 20, “Fair Value,” to the Consolidated Financial Statements.

In instances where required by US GAAP, we use discount rates in our determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations, MSRs and residual interests from Company-sponsored securitizations. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. We provide disclosure of the key economic assumptions used to measure MSRs and residual interests and a sensitivity analysis to adverse changes to these assumptions in Note 11, “Securitization Activity and MSRs,” to the Consolidated Financial Statements. The fair value of MSRs is based on discounted cash flow analyses. A detailed discussion of key variables, including the discount rate, used in the determination of retirement and other postretirement obligations is in contained in the “Pension Accounting” section below.

In estimating the fair values for investment securities and most derivative financial instruments, we believe that independent, third-party market prices are the best evidence of exit price and where available, base our estimates on such prices. If such third-party market prices are not available on the exact securities that we own, fair values are based on the market prices of similar instruments, third-party broker quotes or are estimated using industry-standard or proprietary models whose inputs may be unobservable. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. The distressed market conditions, that began in the third quarter of 2007 and have continued after year-end, have impacted our ability to obtain third-party pricing data for our investments in SIVs and certain other ABS and collateralized debt obligations, particularly those backed by subprime or Alt-A loans. Even when third-party pricing has been available, the reduced trading activity resulting from current market conditions has challenged the observability of these quotations. When fair values are estimated based on internal models, we will consider relevant market indices that correlate to the underlying collateral, along with assumptions such as liquidity discounts, interest rates, prepayment speeds, default rates, loss severity rates and discount rates.

The fair values of loans held for investment recorded at fair value and loans held for sale are based on observable current market prices in the secondary loan market in which loans trade, as either whole loans or as ABS. When securities prices are obtained in the secondary loan market, we will translate these prices into whole loan prices by incorporating adjustments for estimated credit enhancement costs, loan servicing fees and various other transformation costs, when material. The fair value of a loan is impacted by the nature of the asset and the market liquidity and activity. When observable market prices are not available, for example as a result of the current illiquidity in the market for certain loan products, we will use judgment and estimate fair value using internal models. If broker pricing is available, despite the lack of market observable trades, we will obtain broker pricing for a population of loans and extrapolate this data across a larger loan population. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn may be questionable. When estimating fair value, we will make assumptions about prepayment speeds, default rates, loss severity rates and liquidity discounts. Absent comparable current market data, we believe that the fair value derived from these various approaches is a reasonable approximation of the prices that we would receive to sell the loans.

The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs. Estimates of fair value are also required when performing an impairment analysis of goodwill, intangible assets and long-lived assets. We review goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of our reporting units, we use discounted cash flow models which require assumptions about growth rates of the reporting units and the cost of equity. To the extent that adequate data is available, other valuation techniques relying on market data may be incorporated into the estimate of a reporting unit’s fair value. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the amount that is most representative of fair value. For long-lived assets, including intangible assets subject to amortization, an impairment loss should be recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the market value of the assets. We test long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying amount may not be recoverable.

Income Taxes

We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. On a quarterly basis, we evaluate the reasonableness of our effective tax rate based upon a current estimate of net income, tax credits, and the applicable statutory tax rates expected for the full year. The estimated income tax expense is reported in the Consolidated Statements of Income.

Accrued taxes represent the net estimated amount due to or to be received from taxing jurisdictions either currently or in the future and is reported in other liabilities on the Consolidated Balance Sheets. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the taxing authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results.

We periodically evaluate our uncertain tax positions and estimate the appropriate level of tax reserves related to each of these positions. This evaluation involves a high degree of judgment and subjectivity around the ultimate resolution of these matters.

Pension Accounting

Several variables affect the annual pension cost and the annual variability of cost for our retirement programs. The main variables are: (1) size and characteristics of the employee population, (2) discount rate, (3) expected long-term rate of return on plan assets, (4) recognition of actual asset returns, (5) other actuarial assumptions and (6) healthcare cost. Below is a brief description of these variables and the effect they have on our pension costs.

Size and Characteristics of the Employee Population

Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, and years of employment. A reorganization was announced during 2007 which will result in the plan population decreasing through 2008. Judgments will be required on our part to determine how this reorganization will impact the characteristics of the employee population, listed above as one of the key variables affecting our calculation.

Discount Rate

The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date, December 31, 2007. This assumption is updated every year for each plan. The discount rate for each plan is reset annually on the measurement date to reflect current market conditions.

If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans, and keep all other assumptions constant, the benefit cost would decrease/increase by approximately $13 million.

Expected Long-term Rate of Return on Plan Assets

Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the SunTrust and NCF Retirement Plans, the pre-tax expected rate of return on plan assets was 8.50% in 2007 and 2006. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. We modified this allocation at the end of 2007 by reducing the pension trust equity exposure, resulting in a prospective change to the expected long-term rate of return on plan assets beginning in 2008 from 8.50% to 8.25%.

Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of a 10% corridor, as defined in SFAS No. 87, “Employers’ Accounting for Pensions,” in net periodic pension expense over the average future service of active employees, which is approximately eight years. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

If we were to assume a 0.25% increase/decrease in the expected long-term rate of return for the retirement and other postretirement plans, holding all other actuarial assumptions constant, the benefit cost would decrease/increase by approximately $6 million.

Recognition of Actual Asset Returns

SFAS No. 87 allows for the use of an asset value that smoothes investment gains and losses over a period up to five years. However, we have elected to use the preferable method in determining pension cost. Our method uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to “smooth” their investment experience.

Other Actuarial Assumptions

To estimate the projected benefit obligation, actuarial assumptions are required about factors such as mortality rate, turnover rate, retirement rate, disability rate and the rate of compensation increases. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We periodically review the assumptions used based on historical and expected future experience.

Healthcare Cost

Assumed healthcare cost trend rates also have an impact on the amounts reported for the postretirement plans. Due to changing medical inflation, it is important to understand the effect of a one percent point change in assumed healthcare cost trend rates. If we were to assume a one percent increase in healthcare cost trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a $13.7 million and $0.7 million increase, respectively. If we were to assume a one percent decrease in healthcare trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a of $11.9 million and $0.6 million decrease, respectively.

To estimate the projected benefit obligation as of December 31, 2007, we projected forward the benefit obligations from January 1, 2007 to December 31, 2007, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, salary changes different from expectations, entrance of new participants, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, we are exposed to various risks. To manage the major risks that we face and to provide reasonable assurance that key business objectives will be achieved, we have established an enterprise risk governance process and formed the SunTrust Enterprise Risk Program (“SERP”). Moreover, we have policies and various risk management processes designed to effectively identify, monitor and manage risk.

We continually refine and enhance our risk management policies, processes and procedures to maintain effective risk management and governance, including identification, measurement, monitoring, control, mitigation and reporting of all material risks. Over the last several years, we have enhanced risk measurement applications and systems capabilities that provide management information on whether we are being appropriately compensated for the risk profile we have adopted. We balance our strategic goals, including revenue and profitability objectives, with the risks associated with achieving our goals. Effective risk management is an important element supporting our business decision making.

Corporate Risk Management’s focus is on synthesizing, assessing, reporting and mitigating the full set of risks at the enterprise level, and providing senior management with a holistic picture of the organization’s risk profile. We have implemented an enterprise risk management framework that has improved our ability to manage our aggregate risk profile. At the core of the framework are our risk vision and mission.

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

Our Chief Risk Officer (“CRO”) reports to the Chief Executive Officer and is responsible for the oversight of the risk management organization as well as risk governance processes. The CRO provides overall leadership, vision and direction for our enterprise risk management framework.

In addition to the centralized Corporate Risk Management function, each line of business and corporate function has its own Risk Manager and support staff. These Risk Managers, while reporting directly to their respective line of business or function, facilitate communications with corporate risk functions and execute the requirements of the enterprise risk management framework and policies. Corporate Risk Management works in partnership with the Risk Managers to ensure alignment with sound risk management practices as well as industry best practices.

Organizationally, we measure and manage risk according to three main risk categories: credit risk, market risk (including liquidity risk) and operational risk (including compliance risk). The Chief Credit Officer manages our credit risk program and the Chief Market Risk Officer manages our market risk program. The Chief Operational Risk Officer manages our operational risk program. These three areas of risk are managed on a consolidated basis under our enterprise risk management framework, which also takes into consideration legal and reputational risk factors.

In 2007, we continued to make significant enhancements to our Enterprise Risk Management function. The Model Validation and Enterprise Risk Measurement groups continued to provide reasonable assurance that risks inherent in model development and usage are properly identified and managed to oversee the calculation of economic capital. Risk identification, assessment and mitigation planning were formally incorporated into the strategic planning process. SERP continued to ensure that the approach and plans for risk management are aligned to the vision and mission of Enterprise Risk Management in addition to managing regulatory compliance. In addition, SERP’s goal is to ensure our future compliance with the Basel II Capital Accord. Key objectives of SERP include incorporating risk management principles that encompass company values and standards and are designed to guide risk-taking activity, maximizing performance through the balance of risk and reward and leveraging initiatives driven by regulatory requirements to deliver capabilities to better measure and manage risk.

As part of our risk governance framework, we have also established various risk management-related committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. These committees include: Asset/Liability Management Committee (“ALCO”), Corporate Product Risk Assessment Committee (“PRAC”), Credit Management Committee and the SERP Steering Committee. Additionally, we have established an Enterprise Risk Committee (“ERC”), chaired by the CRO, which is responsible for supporting the CRO in measuring and managing our aggregate risk profile. The ERC consists of various senior executives throughout the Company and meets on a monthly basis.

The Board of Directors is wholly responsible for oversight of our corporate risk governance process. The Risk Committee of the Board, which was formed in 2005, assists the Board of Directors in executing this responsibility.

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of SunTrust clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under interest rate and foreign exchange derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of our lines of business and our capital adequacy.

We manage and monitor extensions of credit risk through initial underwriting processes and periodic reviews. We maintain underwriting standards in accordance with credit policies and procedures, and Credit Risk Management conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management periodically reviews our lines of business to monitor asset quality trends and the appropriateness of credit policies. In particular, total borrower exposure limits are established and concentration risk is monitored. We have made a major commitment to maintain and enhance comprehensive credit systems in order to be compliant with business requirements and evolving regulatory standards. As part of a continuous improvement process, SunTrust Credit Risk Management evaluates potential enhancements to our risk measurement and management tools, implementing them as appropriate along with amended credit policies and procedures.

Borrower/counterparty (obligor) risk and facility risk are evaluated using our risk rating methodology, which has been implemented in the lines of business representing the largest total credit exposures. We use various risk models in the estimation of expected and unexpected losses. These models incorporate both internal and external default and loss experience. To the extent possible, we collect internal data to ensure the validity, reliability, and accuracy of our risk models used in default and loss estimation.

Operational Risk Management

We face ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, security risks, country risk, and legal risk, the potential for operational and reputational loss has increased significantly.

We believe that effective management of operational risk - defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events - plays a major role in both the level and the stability of the profitability of the institution. Our Operational Risk Management function oversees an enterprise-wide framework intended to identify, assess, control, quantify, monitor, and report on operational risks company wide. These efforts support our goals in seeking to minimize operational losses and strengthen our performance by optimizing operational capital allocation.

Operational Risk Management is overseen by our Chief Operational Risk Officer, who reports directly to the Chief Risk Officer. The corporate governance structure also includes a risk manager and support staff embedded within each line of business and corporate function. These risk managers, while reporting directly to their respective line or function, also report indirectly to the Chief Risk Officer and are responsible for execution of the Operational Risk Management program within their areas.

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet. We are also exposed to market risk in our trading activities, MSRs, loan warehouse and pipeline, debt carried at fair value and equity holdings of The Coca-Cola Company common stock. The ALCO meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board of Directors.

Market Risk from Non-Trading Activities

The primary goal of interest rate risk management is to control exposure to interest rate risk, both within policy limits approved by the Board and within narrower guidelines established by ALCO. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons.

The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, as well as repricing gap analysis.

One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit customers in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

As the future path of interest rates cannot be known in advance, we use simulation analysis to project net interest income under various interest rate scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, spread narrowing and widening, and yield curve twists. Each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

In 2007, we updated our deposit repricing assumptions and the base case yield curve from which sensitivity analysis is derived (now the implied forward curve). Further, the sensitivity is now measured as a percentage change in net interest income due to an instantaneous 100 basis point move instead of a gradual 100 basis point move. We believe instantaneous shifts are more robust and better illustrate sensitivities. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. The net interest income profile is relatively flat with respect to instantaneous 100 bp changes in rates.

Economic Perspective
Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2007	December 31, 2006
+100	(1.0%)	(0.9%)
-100	0.3%	1.0%

The December 31, 2007 net interest income sensitivity profiles include the impact from adopting SFAS No. 159. Specifically, the net interest payments from $7.3 billion of receive fixed swaps are now reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading account profits and commissions. The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to the use of fair value accounting for these interest rate swaps and related underlying debt. Hence, the above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments.

Financial Reporting Perspective
Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2007	December 31, 2006
+100	0.1%	(0.9%)
-100	(0.8%)	1.0%

We also perform valuation analysis, which is used for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas net interest income simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted value of liability cash flows, the net of which is referred to as EVE. The sensitivity of EVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, EVE uses instantaneous changes in rates. EVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, assumptions about the timing and variability of balance sheet cash flows are critical in the EVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. As of December 31, 2007, the EVE profile indicates a negative change with respect to instantaneous 100 bp changes in rates due to the value sensitivity of MSRs.

Rate Shock (Basis Points)	Estimated % Change in EVE
	December 31, 2007	December 31, 2006
+100	(2.8%)	(5.5%)
-100	(1.2%)	3.6%

While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.

The net interest income simulation and valuation analyses EVE do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Trading Activities

In 2007, we evaluated various balance sheet management initiatives and implemented several changes to our asset/liability management strategies. One of these changes was the expanded use of trading securities as part of our overall balance sheet management. These trading securities were initially seeded by the transfer of approximately $16 billion in securities previously classified as available for sale. Subsequent to the initial transfer as of January 1, 2007, we have continued to actively manage a significant amount of trading securities as part of our asset and liability management strategies. We purchased and classified as trading (and therefore measured at fair value through earnings) approximately $23 billion of trading securities during the year subsequent to the initial transfer. The composition and duration of these securities has changed over the course of the year in conjunction with changes to our asset and liability management strategies, as well as changing market conditions.

We initially purchased U.S. Treasury bills, which were used primarily as collateral for public fund customer deposits. Our public fund collateral strategy has evolved during the year in part due to changes in the state laws that govern this matter. As U.S. Treasury bills became increasingly expensive relative to other types of securities, we shifted some of our trading securities to longer dated U.S. agency debentures and also began using FHLB letters of credit as public fund collateral. In addition, we began purchasing corporate debt issued by other banks in the third quarter as a partial hedge to the market volatility to our own corporate debt, which was carried at fair value under SFAS No. 159. Further, corporate treasury has acquired various ABS, commercial paper, as well as other corporate bonds during the second half of 2007 as part of our balance sheet management efforts, which evidences our expanded use of fair value accounting.

The remainder of our actively traded securities, other than corporate treasury trading securities, are designed to support customer requirements through our broker-dealer subsidiary. Product offerings to customers include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities. Typically, SunTrust maintains a securities inventory to facilitate customer transactions. Also in the normal course of business, we assume a degree of market risk in proprietary trading, hedging, and other strategies, subject to specified limits.

SunTrust has developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum loss from a trading position, given a specified confidence level and time horizon. VaR exposures and actual results are monitored daily for each trading portfolio. Our VaR calculation measures the potential losses in fair value using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VaR two or three times per year.

The average Undiversified VaR (Undiversified VaR represents a simple summation of the VaR calculated across each book that makes up the total book of business, such as fixed income, foreign exchange, derivative, etc.) was $14.2 million for 2007 and $4.1 million for 2006. Trading assets net of trading liabilities averaged $11.5 billion for 2007 and $1.5 billion for 2006. The period-end Undiversified VaR was $33.1 million at December 31, 2007 and $3.3 million at December 31, 2006. Trading assets net of trading liabilities were $8.4 billion at December 31, 2007 and $1.1 billion at December 31, 2006. Increases in trading assets and risk are due primarily to the acquisition of trading securities and the adoption of fair value accounting in 2007. In addition, trading assets and risk as at December 31, 2007 include securities purchased from affiliated funds and a conduit funding vehicle.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. SunTrust manages this risk by structuring its balance sheet prudently and by maintaining borrowing resources to fund potential cash needs. We assess liquidity needs in the form of increases in assets, maturing obligations, or deposit withdrawals, considering both operations in the normal course of business and in times of unusual events. In addition, we consider the off-balance sheet arrangements and commitments we have entered into, which could also affect our liquidity position. The Corporate ALCO measures this risk, sets policies, and reviews adherence to those policies. In addition, the Risk Committee of the Board sets liquidity limits and reviews current and forecasted positions at each regularly scheduled meeting.

Our sources of funds include a large, stable deposit base, secured advances from the FHLB and access to the capital markets. We structure our balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, our largest and most cost-effective source of funding, accounted for 64.1% of the funding base on average for 2007 compared to 62.4% for 2006. Average customer based core deposits increased $0.8 billion, or 0.9%, compared to 2006.

As part of our balance sheet restructuring in 2007, we have reduced our reliance on wholesale funding on a consolidated basis. Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $50.4 billion at December 31, 2007 compared to $56.5 billion at December 31, 2006. Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and fed funds, totaled $21.9 billion at December 31, 2007 compared to $30.8 billion at December 31, 2006, while net short-term and long-term secured borrowings totaled $28.5 billion at December 31, 2007 compared to $25.7 billion at December 31, 2006. Most of this reduction in wholesale borrowing has been at SunTrust Bank.

Liquidity is also managed at the parent company on a standalone basis to ensure that sufficient liquidity is always available in the form of cash, liquid assets, and borrowing sources to meet all obligations of the parent company as they become due.

In addition, ALCO and the Risk Committee of the Board have established appropriate liquidity measures and ratios at the parent company, as a standalone entity, to provide a sufficient amount of liquidity to meet unforeseen circumstances. Disruptions in the financial markets during the second half of 2007 created additional demands on liquidity at the parent. While the liquidity position of the parent company has remained strong, we plan to supplement parent liquidity in the future, including the potential issuance of securities during 2008.

We maintain access to a diversified base of wholesale funding sources. These non-committed sources include Fed Funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance.

In November 2007, SunTrust increased its Global Bank Note program total capacity to $40.0 billion of aggregate principal outstanding. As of December 31, 2007, SunTrust Bank had $32.6 billion remaining capacity under its Global Bank Note program. SunTrust established the program to expand funding and capital sources to include both domestic and international investors. In keeping with that objective, in May 2007 the Bank issued a £400 million 5-year floating-rate note at GBP LIBOR + 12 basis points and swapped the proceeds back to US dollars via a cross-currency interest rate swap.

Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. Our credit ratings are important to our access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. We manage reliance on short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

We have a contingency funding plan that stresses the liquidity needs that may arise from certain events such as agency rating downgrades, rapid loan growth, or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes the Company has the funding capacity to meet the liquidity needs arising from potential events.

As detailed in Table 15, we had $88.2 billion in unused lines of credit at December 31, 2007 that were not recorded on our balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. We also had $12.7 billion in letters of credit as of December 31, 2007, most of which are standby letters of credit that provide that SunTrust Bank fund if certain future events occur. Of this, approximately $6.6 billion support variable-rate demand obligations (“VRDOs”) remarketed by SunTrust and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, SunTrust Bank would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of December 31, 2007, we were in compliance with all covenants and provisions of these debt agreements.

As of December 31, 2007, our cumulative unrecognized tax benefits amounted to $405.4 million ($316.2 million on an after-tax basis), including $80.0 million ($52.0 million on an after-tax basis) of interest. These unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with FIN 48. The unrecognized tax benefits are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Table 14 – Risk Management Derivative Financial Instruments

We monitor our sensitivity to changes in interest rates and may use derivative instruments to limit the volatility of net interest income. Derivative instruments decreased net interest income in 2007 by $25.6 million and decreased net interest income in 2006 by $105.6 million. The following tables summarize the derivative instruments into which we entered as an end-user. See Note 17, “Variable Interest Entities, Derivatives and Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements for a complete description of the derivative instruments and activities during 2007 and 2006.

	As of December 31, 2007[1]
(Dollars in millions)	Notional Amount	Gross Unrealized Gains[4]	Gross Unrealized Losses[4]	Accumulated Other Comprehensive Income[6]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps[2]	$10,200	$246	($1)	$152	3.07

Total asset hedges	$10,200	$246	($1)	$152	3.07

Liability Hedges
Cash flow hedges
Interest rate swaps[3]	$3,865	$3	($47)	($27)	1.45

Total liability hedges	$3,865	$3	($47)	($27)	1.45

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps and options[5]	$5,737	$-	$-	$34	1.88

Total terminated/dedesignated hedges	$5,737	$-	$-	$34	1.88

[1]

Includes only derivative financial instruments which are currently, or were previously designated as, and for which the Company continues to recognize the impacts of, qualifying hedges under SFAS No. 133. Certain other derivatives, which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. All interest rate swaps have resets of six months or less.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and FHLB Advances.
[4]	Represents the change in fair value of derivative financial instruments from inception to December 31, 2007 less accrued interest receivable or payable.
[5]

Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The derivatives were designated as cash flow hedges of floating rate debt, certificates of deposit, commercial loans, and tax exempt bonds. The $33.7 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

[6]

At December 31, 2007, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $158.6 million, net of income taxes. Of this net-of-tax amount, a $124.9 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $33.7 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2007, $45.3 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified into interest income or interest expense during the next twelve months.

	As of December 31, 2006[1]
(Dollars in millions)	Notional Amount	Gross Unrealized Gains[6]	Gross Unrealized Losses[6]	Accumulated Other Comprehensive Income[9]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps[2]	$7,000	$-	($15)	($10)	1.34
Fair value hedges
Forward contracts[3]	6,787	9	(6)	-	0.07

Total asset hedges	$13,787	$9	($21)	($10)	0.72

Liability Hedges
Cash flow hedges
Interest rate swaps and options[4]	$2,265	$42	$-	$26	1.95
Fair value hedges
Interest rate swaps[5]	3,823	-	(166)	-	4.41

Total liability hedges	$6,088	$42	($166)	$26	3.50

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps and options[7]	$8,615	$-	$-	$3	0.86
Fair value hedges
Interest rate swaps[8]	3,694	15	(91)	-	7.19

Total terminated/dedesignated hedges	$12,309	$15	($91)	$3	2.76

[1]

Includes only derivative financial instruments which are currently, or previously designated as, and for which the Company continues to recognize the impacts of, qualifying hedges under SFAS No. 133. Certain other derivatives which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. All interest rate swaps have resets of six months or less and are the pay and receive rates in effect as of December 31, 2006.

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
[7]

Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualified for hedge accounting. The interest rate swaps and options were designated as cash flow hedges of floating rate debt and tax exempt bonds. The $2.5 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest expense over the life of the respective hedged items.

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

[9]

At December 31, 2006, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of shareholders’ equity, was $18.9 million, net of income taxes. Of this net-of-tax amount, a $16.4 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $2.5 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2006, $14.2 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified into interest income or interest expense during the next twelve months.

Derivative hedging instrument activities are as follows:

Derivatives Hedging

	Notional Values[1]
(Dollars in millions)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2006	$5,800	$12,532	$18,332
Additions	1,500	5,850	7,350
Maturities	(300)	(2,200)	(2,500)
Terminations	-	(1,700)	(1,700)
Dedesignations	-	(8,394)	(8,394)

Balance, December 31, 2006	$7,000	$6,088	$13,088
Additions	11,600	7,400	19,000
Maturities	(4,900)	(5,400)	(10,300)
Terminations	(3,500)	(400)	(3,900)
Dedesignations	-	(3,823)	(3,823)

Balance, December 31, 2007	$10,200	$3,865	$14,065

[1]

Includes only derivative financial instruments which have been designated as qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk mananagement purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. The hedging activity for our mortgage loans held for sale is excluded from this table. With the 2007 adoption of SFAS No. 157 and SFAS No. 159, we no longer have unrealized gains and losses on fair value hedges. SFAS No. 133 hedging program was terminated for mortgage derivative contracts during 2007. As of December 31, 2006, the notional amount of mortgage derivative contracts totaled $6.8 billion.

The following table presents the expected maturities of derivative financial instruments:

	As of December 31, 2007[1]
(Dollars in millions)	1 Year or Less	1 - 2 Years	2 - 5 Years	5 - 10 Years	After 10 Years	Total
CASH FLOW ASSET HEDGES
Notional amount - swaps	$600	$2,100	$4,500	$3,000	$-	$10,200
Net unrealized gain (loss)	(1)	39	167	41	-	246
Weighted average receive rate[2]	3.95%	5.13%	5.08%	4.64%	-%	4.89%
Weighted average pay rate[2]	5.23	5.23	5.23	5.09	-	5.18

CASH FLOW LIABILITY HEDGES
Notional amount - swaps	$1,115	$2,750	$-	$-	$-	$3,865
Net unrealized gain (loss)	3	(47)	-	-	-	(44)
Weighted average receive rate[2]	5.04%	4.87%	-%	-%	-%	4.92%
Weighted average pay rate[2]	3.85	5.05	-	-	-	4.70

[1]

Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk mananagement purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table.

[2]	All interest rate swaps have variable pay or receive rates with resets of six months or less, and are the pay or receive rates in effect at December 31, 2007.

	As of December 31, 2006[1]
(Dollars in millions)	1 Year or Less	1 - 2 Years	2 - 5 Years	5 - 10 Years	After 10 Years	Total
Cash Flow Asset Hedges
Notional amount - swaps	$4,900	$600	$1,500	$-	$-	$7,000
Net unrealized gain (loss)	(30)	(9)	24	-	-	(15)
Weighted average receive rate[2]	3.68%	3.95%	5.50%	-%	-%	4.09%
Weighted average pay rate[2]	5.35	5.35	5.35	-	-	5.35

Fair Value Asset Hedges
Notional amount - forwards	$6,787	$-	$-	$-	$-	$6,787
Net unrealized gain	3	-	-	-	-	3

Cash Flow Liability Hedges
Notional amount - swaps and options[3]	$-	$1,115	$1,150	$-	$-	$2,265
Net unrealized gain	-	21	21	-	-	42
Weighted average receive rate[2]	-%	5.37%	5.37%	-%	-%	5.37%
Weighted average pay rate[2]	-	3.85	4.18	-	-	3.98

Fair Value Liability Hedges
Notional amount - swaps	$-	$173	$1,950	$1,700	$-	$3,823
Net unrealized loss	-	(5)	(90)	(71)	-	(166)
Weighted average receive rate[2]	-%	2.48%	3.73%	4.10%	-%	3.84%
Weighted average pay rate[2]	-	5.37	5.37	5.37	-	5.37

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

Other Market Risk

Other sources of market risk include the risk associated with holding residential and commercial mortgage loans prior to selling them into the secondary market, commitments to customers to make mortgage loans that will be sold to the secondary market, and our investment in MSRs. We manage the risks associated with the residential and commercial mortgage loans classified as held for sale (i.e., the warehouse) and our interest rate lock commitments (“IRLCs”) on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable-rate single family residential and commercial real estate loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 90-150 days.

We manage interest rate risk predominantly with interest rate swaps, futures and forward sale agreements, where the changes in value of the forward sale agreements substantially offset the changes in value of the warehouses and the IRLCs. IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are not designated in SFAS No. 133 hedge accounting relationships.

The most significant financial impact of adopting the provisions of SFAS No. 157 related to valuing mortgage loan commitments. The valuation of these loan commitments includes assumptions related to the amount of commitments that ultimately result in closed loans. Under SFAS No. 157, the full value of these loan commitments, excluding servicing value, is recognized at the loan commitment date. Prior accounting requirements under EITF 02-03, precluded the recognition of a portion of the loan commitment’s value, which was deferred until the loans underlying the commitments were ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of certain components of the commitment’s value.

MSRs are the discounted present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated. We have not historically hedged the MSR asset for this risk; however, we have employed a balanced business strategy using the natural counter-cyclicality of servicing and production, and may employ other financial instruments, including economic hedges, to manage the performance of the business. During 2008, we began economically hedging our MSRs portfolio given increased downside risk to the valuation in the current interest rate environment. We have and will continue to economically hedge the risk associated with the change in value of MSRs imbedded in the IRLCs prior to loan funding. The fair value determination, key economic assumptions and the sensitivity of the current fair value of the MSRs as of December 31, 2007 and December 31, 2006 is discussed in greater detail in Note 11, “Securitization Activity and MSRs,” to the Consolidated Financial Statements.

We are also subject to risk from changes in equity prices that arise from owning The Coca-Cola Company common stock. We own 43.6 million shares of common stock of The Coca-Cola Company, which had a carrying value of $2.7 billion at December 31, 2007. A 10% decrease in share price of The Coca-Cola Company common stock at December 31, 2007 would result in a decrease, net of deferred taxes, of approximately $166 million in accumulated other comprehensive income.

OFF-BALANCE SHEET ARRANGEMENTS

We assist in providing liquidity to select corporate clients by directing them to a multi-seller commercial paper conduit that we administer, Three Pillars Funding, LLC (“Three Pillars”). Three Pillars provides financing for direct purchases of financial assets originated and serviced by our corporate clients. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper (“CP”). The result is an attractive funding arrangement for these clients.

As of December 31, 2007 and December 31, 2006, Three Pillars had assets not included on our Consolidated Balance Sheets of approximately $5.3 billion and $5.4 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $7.7 billion and $4.6 billion, respectively, as of December 31, 2007, almost all of which renew annually. Assets supporting those commitments have a weighted average life of 2.18 years. The majority of the commitments are backed by trade receivables and commercial loans, which collateralize 41% and 19%, respectively, of the outstanding commitments.

Each transaction added to Three Pillars is typically structured to an implied ‘A/A2’ rating according to established credit and underwriting policies as approved by credit risk management. Each transaction is monitored on a monthly basis, or more frequently, to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement structures that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond pre-determined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of our credit risk management or being funded under the liquidity facility provided by us in connection with the transaction. In addition, each commitment renewal requires credit risk management approval. During the year ended December 31, 2007, there were no write-downs and no downgrades of Three Pillars’ assets; however, see the following discussion relating to the liquidity commitments for trading losses taken by us for securities purchased from Three Pillars pursuant to those arrangements.

At December 31, 2007, Three Pillars’ outstanding CP used to fund the above assets totaled $5.3 billion, with remaining weighted-average lives of 25.6 days and maturities through April 9, 2008. Three Pillars has no other form of funding outstanding as of December 31, 2007.

Beginning in the third quarter of 2007, the overall U.S. asset backed commercial paper (“ABCP”) market experienced a disruption which continued through the remainder of the year. Despite the continued ongoing disruptions in and contraction of the CP market, Three Pillars experienced no significant difficulties in issuing its CP and has been able to place daily its commercial paper in the third party CP market. During the third quarter of 2007, we, in our sole discretion, elected to purchase a limited amount of Three Pillars’ CP although we were under no obligation, contractual or otherwise, to do so. The aggregate face amount of Three Pillars’ issued commercial paper purchased in the third quarter totaled $775.1 million. The Three Pillars CP was classified on our Consolidated Balance Sheet as a trading asset and was purchased at market rates ranging from 5.27% to 6.29%, with maturities ranging from 7 days to 27 days. This amount represented less than 1% of Three Pillars’ total issuance for the year ended December 31, 2007. Our purchase of the commercial paper did not alter our conclusion that we are not Three Pillars’ primary beneficiary. We hold no outstanding Three Pillars CP at December 31, 2007.

Three Pillars has an outstanding subordinated note to an unrelated third party who is expected to absorb the majority of Three Pillars’ expected losses. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. The subordinated note matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. In such an event, only the remaining balance of the first loss note, after the incurred loss, will be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, we would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were $20.0 million and $20.0 million at December 31, 2007 and $6.5 million and $8.0 million, at December 31, 2006, respectively.

Three Pillars obtained an increase in the commitment and available funding under the subordinated note during the year ended December 31, 2007 due to the difficult market condition and interest rate environment. We believe the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels as well as for forecasted growth in Three Pillars’ assets. Should future losses reduce the subordinated note funding account below its required level or if the note is reduced to a size deemed insufficient to support the growth of assets in Three Pillars, we would likely be required to consolidate Three Pillars, if an amendment of the current subordinate note or a new subordinate note could not be obtained. Based on our analysis of Three Pillars’ outstanding assets and total commitments at December 31, 2007, the outstanding subordinated note would need to be less than $9.0 million to be considered insufficient to absorb the majority of Three Pillars’ expected losses. We believe events resulting in consolidation are unlikely to occur; however, should we consolidate Three Pillars, the potential impact to our debt covenants, capital ratios, credit ratings, or dividends are not expected to be significant. We reconsider our involvement with Three Pillars on an ongoing basis, including each time a client originates or pays off a financing in Three Pillars. This reconsideration process may result in an increase or a decrease in the note commitment, as needed to continue to absorb the majority of the expected losses of Three Pillars. Based on an ongoing analysis of the expected losses of Three Pillars, which includes consideration of the size of the subordinated note, we concluded we were not Three Pillars’ primary beneficiary, and thus we are not required to consolidate Three Pillars.

Our involvement with Three Pillars includes the following activities: services related to our administration of Three Pillars’ activities, client referrals and investment recommendations to Three Pillars; the issuing of letters of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances. Activities related to the Three Pillars relationship generated total fee revenue for us, net of direct salary and administrative costs incurred by us, of approximately $28.7 million, $31.0 million and $25.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. There are no other contractual arrangements we plan to enter into with Three Pillars to provide it additional support.

Off-balance sheet commitments in the form of liquidity facilities and other credit enhancements provided by us to Three Pillars, the sum of which represents our maximum exposure to potential loss, totaled $7.9 billion and $763.4 million, respectively, as of December 31, 2007 compared to $8.0 billion and $697.8 million, respectively, as of December 31, 2006. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. Three Pillars had one additional liquidity commitment outstanding at December 31, 2007 from a third party unrelated to us in the amount of $25.0 million. Obligation to fund and repayment of any draws on the third party liquidity facility are pari passu to the liquidity commitment outstanding by the Company.

The liquidity facilities are generally used if new commercial paper can not be issued by Three Pillars to repay maturing commercial paper. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied either to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars’, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP which would likely result in funding through the liquidity facilities.

Drawings under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing commercial paper if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivables pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

We manage the credit risk associated with these commitments by subjecting them and the underlying collateral assets of Three Pillars to our normal credit approval and monitoring processes. Losses on the commitments provided to Three Pillars by us resulting from a loss due to nonpayment on the underlying assets are reimbursed to us from the subordinated note reserve account, which is the amount outstanding on the subordinated note agreement.

During the year ended December 31, 2007, Three Pillars’ qualified ABS were funded by our liquidity facility supporting those ABS (for a discussion of the nature of these securities see the “Trading Assets” discussion within MD&A). The liquidity was drawn based on Three Pillars’ decision to exit those types of investments due to an acceleration in the deterioration of the performance of the underlying collateral and market illiquidity in the fourth quarter of 2007 resulting in a material decrease in the market value of those securities. Pursuant to the liquidity facility agreement, the ABS were sold to us in order to allow us to manage our associated credit and market risk. The purchase price under the liquidity facility for the qualified ABS equaled the amortized cost of the ABS plus the related unpaid CP interest used to fund those investments which, in total, amounted $725.0 million. Subsequent to the purchase, Three Pillars, along with us, canceled the related liquidity agreement. Of the investments included in the purchase, only one security in the amount of $62 million had experienced a decline in credit to such an extent that management believed a future realized loss on the ABS was likely to occur if the security was held to maturity. As a result of the purchase of the qualified ABS, we recognized an unrealized loss of $144.8 million during the fourth quarter of 2007 due to the significant decrease in the market value of the ABS. The remaining assets in Three Pillars are primarily seller receivables and since inception, Three Pillars has not drawn on any liquidity facilities for a customer receivable transaction. These receivables have the benefit of dynamic credit enhancement features and are not subject to the same level of market risk as the ABS that were purchased from Three Pillars. We considered these factors, among others, in assessing whether we would suffer additional losses based on our involvement with Three Pillars and are not aware of additional uncertainties or unfavorable trends within Three Pillars for which we expect to suffer material losses.

We have variable interests in certain other securitization vehicles that are variable interest entities (“VIEs”) that are not consolidated because we are not the primary beneficiary. In such cases, we do not absorb the majority of the entities’ expected losses nor do we receive a majority of the expected residual returns. At December 31, 2007, total assets of these entities not included on our Consolidated Balance Sheets were approximately $3.7 billion compared to $2.2 billion at December 31, 2006. At December 31, 2007, our maximum exposure to loss related to these VIEs was approximately $386.9 million, which represents our investment in senior interests of $358.8 million as of December 31, 2007 and interests in preference shares of $28.1 million compared to a maximum exposure of $32.2 million as of December 31, 2006, relating exclusively to our interests in preference shares. We have no off-balance-sheet or other implicit variable interests related to these entities.

As part of our community reinvestment initiatives, we invest in multi-family affordable housing properties throughout our footprint as a limited and/or general partner. We receive affordable housing federal and state tax credits for these investments. Partnership assets of approximately $713.3 million and $756.9 million in partnerships where we are only a limited partner were not included in the Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. Our maximum exposure to loss for these limited partner investments totaled $297.2 million and $330.6 million at December 31, 2007 and 2006, respectively. Our maximum exposure to loss related to our affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by us to the limited partnerships. We recorded $57.7 million in impairment charges during the fourth quarter of 2007 in association with these interests.

Trusco, a registered investment advisor and our wholly-owned subsidiary, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). We periodically evaluate these Funds to determine if the Funds are voting interest or variable interest entities, and monitor the nature of our interests in each Fund to determine if we are required to consolidate any of the Funds. While we do not have any contractual obligation to provide monetary support to the Funds, we did elect to provide support for specific securities within a single institutional private placement fund (the “Fund”) during the third quarter of 2007. This action, combined with certain limitations on the third party voting rights, led us to conclude that we were the primary beneficiary, which resulted in the consolidation as of September 30, 2007 of approximately $967 million in trading securities and a similar amount of other liabilities that represented the minority interest obligations of the Fund. After a thorough evaluation of the Fund within the current market conditions, we further elected to close the Fund in November 2007. As a result, we purchased the securities of the Fund at the securities’ amortized cost plus accrued interest, and Fund shareholders received their full principal and interest due in cash. We are now managing the trading securities that were received from the Fund as part of our actively managed trading portfolio. Due to increased losses with respect to the collateral underlying these securities, we recorded market valuation losses of approximately $132 million during 2007. See, “Trading Assets” in MD&A for further discussion.

We are the managing general partner of a number of non-registered investment limited partnerships which have been established to provide alternative investment strategies for our clients. In reviewing the partnerships for consolidation, we determined that these were voting interest entities and accordingly considered the consolidation guidance contained in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the terms of our non-registered investment limited partnerships, the limited partners have certain rights, such as the right to remove the general partner, or “kick-out rights”, as indicated in EITF Issue No. 04-5. Therefore, we, as the general partner, are precluded from consolidating the limited partnerships.

Table 15 – Unfunded Lending Commitments

(Dollars in millions)	December 31 2007	December 31 2006
Unused lines of credit
Commercial	$38,959.1	$40,764.3
Mortgage commitments[1]	12,859.5	28,232.1
Home equity lines	20,424.9	18,959.8
Commercial real estate	6,228.2	7,187.0
Commercial paper conduit	7,877.5	8,022.3
Credit card	1,808.5	1,519.7

Total unused lines of credit	$88,157.7	$104,685.2

Letters of credit
Financial standby	$12,287.5	$12,540.6
Performance standby	283.1	334.0
Commercial	132.3	123.4

Total letters of credit	$12,702.9	$12,998.0

[1]	Includes $5.0 billion and $6.2 billion in IRLCs accounted for as derivatives as of December 31, 2007 and December 31, 2006, respectively.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Table 16 summarizes our significant contractual obligations at December 31, 2007, except for pension and postretirement benefit plans, included in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements.

Table 16 – Contractual Commitments

	As of December 31, 2007
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Time deposit maturities[1]	$37,420	$8,005	$292	$81	$45,798
Short-term borrowings[1]	12,201	-	-	-	12,201
Long-term debt[1]	2,783	2,125	11,936	6,096	22,940
Operating lease obligations	194	351	282	690	1,517
Capital lease obligations[1]	1	2	2	12	17
Purchase obligations[2]	89	135	24	3	251

Total	$52,688	$10,618	$12,536	$6,882	$82,724

[1]	Amounts do not include accrued interest.
[2]	Includes contracts with a minimum annual payment of $5 million.

As of December 31, 2007, our cumulative unrecognized tax benefits amounted to $405.4 million ($316.2 million on an after-tax basis), including $80.0 million ($52.0 million on an after-tax basis) of interest. We are under continuous examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement, because it is not possible to reasonably predict, with respect to periods for which the statutes of limitations are open, the amount of tax and interest (if any) that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might run without us being examined by any particular tax authority.

Table 17 – Selected Quarterly Financial Data

	Three Months Ended
	2007				2006
(Dollars in millions, except per share and other data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Summary of Operations
Interest, fees, and dividend income	$2,448.7	$2,515.3	$2,543.9	$2,528.0	$2,564.7	$2,525.5	$2,423.1	$2,278.7
Interest expense	1,281.1	1,323.1	1,348.6	1,363.5	1,403.4	1,374.1	1,254.3	1,099.7

Net interest income	1,167.6	1,192.2	1,195.3	1,164.5	1,161.3	1,151.4	1,168.8	1,179.0
Provision for loan losses	356.8	147.0	104.7	56.4	115.8	61.6	51.8	33.4

Net interest income after provision for loan losses	810.8	1,045.2	1,090.6	1,108.1	1,045.5	1,089.8	1,117.0	1,145.6
Noninterest income[1]	576.0	819.1	1,154.6	878.9	882.6	858.9	875.4	851.5
Noninterest expense	1,455.4	1,291.2	1,251.2	1,236.0	1,233.8	1,205.5	1,214.1	1,226.5

Income/(loss) before provision/(benefit) for income taxes	(68.6)	573.1	994.0	751.0	694.3	743.2	778.3	770.6
Provision/(benefit) for income taxes	(79.7)	152.9	312.6	229.7	188.0	207.6	234.3	239.1

Net income	11.1	420.2	681.4	521.3	506.3	535.6	544.0	531.5
Preferred stock dividends	7.8	7.6	7.5	7.4	7.7	-	-	-

Net income available to common shareholders	$3.3	$412.6	$673.9	$513.9	$498.6	$535.6	$544.0	$531.5

Net interest income-FTE	$1,194.8	$1,219.2	$1,220.0	$1,188.3	$1,185.2	$1,173.9	$1,190.0	$1,199.4
Total revenue-FTE	1,770.8	2,038.3	2,374.6	2,067.2	2,067.8	2,032.8	2,065.4	2,050.9
Net income per average common share
Diluted	$0.01	$1.18	$1.89	$1.44	$1.39	$1.47	$1.49	$1.46
Basic	0.01	1.19	1.91	1.45	1.41	1.48	1.51	1.48
Dividends paid per average common share	0.73	0.73	0.73	0.73	0.61	0.61	0.61	0.61
Selected Average Balances
Total assets	$175,130.5	$174,653.4	$179,996.5	$181,506.4	$182,343.3	$180,500.9	$180,744.1	$177,618.3
Earning assets	151,541.0	152,327.6	157,594.2	159,473.6	160,114.8	158,914.7	158,888.8	155,742.9
Loans	121,094.3	119,558.6	118,164.6	121,514.9	121,363.8	120,742.0	120,144.5	116,262.3
Consumer and commercial deposits	99,648.5	96,707.6	97,926.3	97,792.3	98,552.9	97,642.5	97,172.3	95,292.4
Brokered and foreign deposits	15,717.0	21,139.9	23,983.4	26,714.1	26,124.2	27,958.3	27,194.3	24,651.7
Total shareholders’ equity	18,032.8	17,550.2	17,928.1	17,720.4	18,155.5	17,661.8	17,304.4	17,051.8
Financial Ratios and Other Data (Annualized)
Return on average total assets	0.03%	0.95%	1.52%	1.16%	1.10%	1.18%	1.21%	1.21%
Return on average assets less net unrealized securities gains	(0.01)	0.93	1.18	1.15	1.04	1.28	1.18	1.19
Return on average common shareholders’ equity	0.07	9.60	15.51	12.10	11.20	12.10	12.61	12.64
Return on average realized common shareholders’ equity	(0.33)	9.86	12.71	12.54	11.17	13.73	12.90	13.06
Net interest margin- FTE	3.13	3.18	3.10	3.02	2.94	2.93	3.00	3.12
Efficiency ratio- FTE	82.19	63.35	52.69	59.79	59.67	59.30	58.78	59.80
Tangible efficiency ratio	80.86	62.13	51.64	58.65	58.49	58.03	57.53	58.47
Effective tax rate	(116.22)	26.68	31.45	30.59	27.07	27.94	30.10	31.03
Allowance to period-end loans	1.05	0.91	0.88	0.88	0.86	0.90	0.88	0.88
Nonperforming assets to total loans plus OREO and other repossessed assets	1.35	0.97	0.73	0.64	0.49	0.52	0.31	0.28
Common dividend payout ratio	7,788.6	61.6	38.5	50.6	43.3	41.1	40.9	41.6

Full-service banking offices	1,682	1,683	1,685	1,691	1,701	1,699	1,695	1,677
ATMs	2,507	2,518	2,533	2,543	2,569	2,568	2,564	2,786
Full-time equivalent employees	32,323	32,903	33,241	33,397	33,599	34,293	34,155	33,697

Tier 1 capital ratio	6.93%	7.44%	7.49%	7.60%	7.72%	7.70%	7.31%	7.26%
Total capital ratio	10.30	10.72	10.67	10.94	11.11	11.07	10.70	10.88
Tier 1 leverage ratio	6.90	7.28	7.11	7.24	7.23	7.27	6.82	6.71
Total average shareholders’ equity to average assets	10.30	10.05	9.96	9.76	9.96	9.78	9.57	9.60
Tangible equity to tangible assets	6.28	6.32	5.85	5.97	6.03	6.42	5.81	5.72

Book value per common share	$50.38	$50.01	$48.33	$49.00	$48.78	$49.71	$47.85	$47.22
Market Price:
High	78.76	90.47	94.18	87.43	85.64	81.59	78.33	76.75
Low	60.02	73.61	78.16	80.76	76.76	75.11	72.56	69.68
Close	62.49	75.67	85.74	83.04	84.45	77.28	76.26	72.76
Market capitalization	21,772	26,339	29,928	29,604	29,972	28,120	27,768	26,437

Average common shares outstanding (000s)
Diluted	348,072	349,592	356,008	357,214	358,292	365,121	364,391	363,437
Basic	345,917	346,150	351,987	353,448	354,677	361,805	361,267	359,934

[1] Includes net securities gains/(losses)	$5,694.0	$991.0	$236,412.0	$20.0	$35,377.0	($91,816.0)	$5,858.0	$104.0

Table 18 – Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

	Three Months Ended
	December 31, 2007			December 31, 2006
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$31,990.3	$517.4	6.47%	$34,345.4	$531.8	6.19%
Real estate construction	13,250.9	238.8	7.15	13,204.0	254.3	7.64
Real estate home equity lines	14,394.8	268.1	7.39	13,722.9	273.4	7.90
Real estate commercial	12,891.6	221.2	6.81	12,784.8	223.1	6.93
Commercial - FTE[2]	34,879.3	564.9	6.43	33,965.1	545.8	6.37
Credit card	690.1	2.1	1.23	351.4	5.3	5.99
Consumer - direct	3,949.3	70.7	7.10	4,116.3	76.8	7.40
Consumer - indirect	7,877.3	125.7	6.33	8,231.8	123.8	5.97
Nonaccrual and restructured	1,170.7	4.3	1.45	642.1	5.0	3.06

Total loans[1]	121,094.3	2,013.2	6.60	121,363.8	2,039.3	6.67
Securities available for sale:
Taxable	11,814.6	182.9	6.19	22,170.4	282.0	5.09
Tax-exempt - FTE[2]	1,054.0	16.0	6.07	998.0	14.6	5.85

Total securities available for sale - FTE	12,868.6	198.9	6.18	23,168.4	296.6	5.12
Funds sold and securities purchased under agreements to resell	1,066.1	11.6	4.25	1,176.3	15.4	5.15
Loans held for sale	8,777.6	139.2	6.34	12,009.3	198.4	6.61
Interest-bearing deposits	18.2	0.3	6.22	31.2	0.3	3.76
Interest earning trading assets	7,716.2	112.8	5.80	2,365.8	38.6	6.46

Total earning assets	151,541.0	2,476.0	6.48	160,114.8	2,588.6	6.41
Allowance for loan and lease losses	(1,114.9)			(1,086.1)
Cash and due from banks	3,462.6			3,683.1
Other assets	17,172.3			16,665.6
Noninterest earning trading assets	1,660.9			1,000.5
Unrealized gains on securities available for sale	2,408.6			1,965.4

Total assets	$175,130.5			$182,343.3

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$20,737.2	$121.0	2.32%	$18,441.1	$102.2	2.20%
Money market accounts	24,261.5	177.7	2.91	23,075.7	153.1	2.63
Savings	4,177.7	11.1	1.05	5,437.0	23.6	1.73
Consumer time	17,170.7	197.2	4.56	16,682.8	180.8	4.30
Other time	12,353.3	151.5	4.87	12,338.6	148.3	4.77

Total interest-bearing consumer and commercial deposits	78,700.4	658.5	3.32	75,975.2	608.0	3.18
Brokered deposits	12,771.1	168.2	5.15	18,102.0	243.1	5.25
Foreign deposits	2,945.9	32.6	4.33	8,022.2	107.6	5.25

Total interest-bearing deposits	94,417.4	859.3	3.61	102,099.4	958.7	3.73
Funds purchased	2,151.4	24.1	4.38	5,163.4	68.8	5.21

Securities sold under agreements to repurchase	5,706.7	55.2	3.78	7,148.8	86.3	4.72
Interest-bearing trading liabilities	504.2	3.5	2.75	488.5	5.3	4.28
Other short-term borrowings	3,202.8	37.4	4.63	1,913.3	24.4	5.08
Long-term debt	22,808.1	301.7	5.25	17,854.2	259.9	5.78

Total interest-bearing liabilities	128,790.6	1,281.2	3.95	134,667.6	1,403.4	4.13
Noninterest-bearing deposits	20,948.1			22,577.7
Other liabilities	5,812.5			5,779.5
Noninterest-bearing trading liabilities	1,546.5			1,163.0
Shareholders’ equity	18,032.8			18,155.5

Total liabilities and shareholders’ equity	$175,130.5			$182,343.3

Interest Rate Spread			2.53%			2.28%

Net Interest Income - FTE[3]		$1,194.8			$1,185.2

Net Interest Margin[4]			3.13%			2.94%

[1]

Interest income includes loan fees of $33.3 million and $29.1 million in the quarters ended December 31, 2007 and December 31, 2006, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $27.3 million and $23.9 million in the quarters ended December 31, 2007 and December 31, 2006, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $6.6 million and decreased net interest income $36.0 million in the quarters ended December 31, 2007 and December 31, 2006, respectively.

[4]	The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

FOURTH QUARTER RESULTS

We reported net income available to common shareholders of $3.3 million for the fourth quarter of 2007, a decrease of $495.4 million, or 99.3%, compared to the same period of the prior year. Diluted earnings per average common share were $0.01 and $1.39 for the fourth quarter of 2007 and 2006, respectively. The fourth quarter of 2007 results included net market valuation losses of approximately $555 million, and a provision for loan losses of $356.8 million. Market valuation losses were primarily related to securities that were purchased during the quarter from certain money market funds that are managed by our subsidiary, Trusco, and our multi-seller commercial paper conduit, Three Pillars Funding, LLC, totaling approximately $510 million.

Fully taxable-equivalent net interest income was $1,194.8 million for the fourth quarter of 2007, an increase of $9.6 million, or 0.8%, from the fourth quarter of 2006. The increase was the result of continued balance sheet management strategies we implemented during the year. While net interest margin grew from 2.94% for the fourth quarter of 2006 to 3.13% for the same period of 2007, we experienced a decline of 5 basis points from third quarter of 2007. Deposit pricing pressures along with declines in earning asset yields drove the decline, partially offset by the benefit of lower wholesale funding costs.

Provision for loan losses was $356.8 million in the fourth quarter of 2007, an increase of $241.0 million from the fourth quarter of 2006. The provision for loan losses was $188.8 million more than net charge-offs for the fourth quarter of 2007, reflecting the downturn in the residential real estate markets and deteriorating credit conditions of the residential mortgage and home equity portfolios.

Total noninterest income was $576.0 million for the fourth quarter of 2007, a decrease of $306.5 million, or 34.7%, from the fourth quarter of 2006. This decrease was driven by the negative impact of the turmoil in the capital markets. In addition to the net mark-to-market valuation losses related to the purchase of certain securities described above, we also experienced net market value declines of approximately $45 million in the mortgage loan warehouse and securitization and trading assets, net of positive valuations on our debt carried at fair value. These market valuation losses drove our trading account profits down $446.7 million compared to the fourth quarter of 2006. Mortgage-related income increased $23.3 million, or 41.2%, compared to the fourth quarter of 2006 due to higher servicing income generated from the servicing portfolio, which increased over 15% in 2007, and a $19.2 million gain on sale of MSRs. Mortgage-related income is also estimated to have increased approximately $34 million due to our election to record at fair value certain newly-originated mortgage loans held for sale. Investment banking income decreased $16.2 million, or 22.7%, due to lower securitization and syndicated finance activities. Compared to the fourth quarter of 2006, service charges on deposit accounts, card fees, and retail investment services income each grew in excess of 10%. We also recognized a net gain of $118.8 million from the sale/leaseback of branch and office properties.

Net securities gains/(losses) for the fourth quarter of 2007 also decreased by $29.7 million, or 83.9%, compared to the same period of 2006. This was due to gains realized on equity positions we sold in the fourth quarter of 2006, partially offset by a $24.3 million loss resulting from the restructuring of the bond portfolio in the same period.

Total noninterest expense was $1,455.4 million during the fourth quarter of 2007, an increase of $221.6 million, or 18.0%, over the fourth quarter of 2006. This increase was driven primarily by the $76.9 million accrual for Visa litigation and $57.7 million in write-downs related to Affordable Housing properties. We are evaluating our strategic alternatives related to Affordable Housing properties, including the possible sale of certain properties. We also incurred increased operating losses, growing from $14.9 million for fourth quarter of 2006 to $42.8 million for the same period of 2007, due to mortgage application fraud losses from customer misstatements of income and/or assets primarily on Alt-A products originated in prior periods. Also impacting the fourth quarter of 2007 was an increase over 2006 of $25.7 million in employee compensation expense, which was attributable to approximately $34 million of additional compensation expense related to our election in 2007 to record at fair value certain newly-originated mortgage loans held for sale.

The income tax benefit for the fourth quarter of 2007 was $79.7 million compared to the income tax provision of $187.9 million for the fourth quarter of 2006. The tax benefit was the result of the lower than anticipated fourth quarter earnings.

BUSINESS SEGMENTS

In 2007, we had five primary lines of business (“LOBs”): Retail, Commercial, Corporate and Investment Banking (“CIB”), Wealth and Investment Management, and Mortgage. In this section, the Company discusses the performance and financial results of those business segments. Looking forward to 2008, we will combine Commercial and Retail segments into one segment and move the commercial real estate group into the Wholesale segment, formerly known as Corporate and Investment Banking. These changes are being implemented in conjunction with the restructuring of the business client model to better meet client needs. For more financial details on business segment disclosures, see Note 22 “Business Segment Reporting,” to the Consolidated Financial Statements.

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

Commercial

The Commercial line of business provides enterprises with a full array of financial products and services including commercial lending, financial risk management, and treasury and payment solutions including commercial card services. The primary client segments served by this line of business include “Diversified Commercial” ($5 million to $50 million in annual revenue), “Middle Market” ($50 million to $250 million in annual revenue), “Commercial Real Estate” (entities that specialize in commercial real estate activities), and “Government/Not-for-Profit” entities. Also included in this segment are specialty groups that operate both inside and outside of our footprint, such as Premium Assignment Corporation, which provides insurance premium financing, and Affordable Housing Group, which manages community development projects that generate tax credits.

Corporate and Investment Banking

CIB serves issuer clients in the middle and large corporate markets. In addition to a large diversified client base, CIB is focused on these key industry sectors: consumer and retail, financial services and technology, energy, healthcare and industrials. CIB provides an extensive range of investment banking products and services, including mergers and acquisitions services, capital raising in debt and equity markets, financial risk management, asset securitization and market making in cash securities and derivative instruments. These investment banking products and services are provided to CIB’s issuer clients, Commercial clients and Wealth and Investment Management clients. CIB also offers traditional lending, leasing, treasury management services and institutional investment management to its clients. In addition, CIB serves investor clients through proprietary product flow in fixed income and equity markets, secondary trading capabilities and equity research.

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

Wealth and Investment Management

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary segments include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices – formerly Asset Management Advisors, or (“AMA”), and Institutional Investment Management and Administration.

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

Institutional Investment Management and Administration is comprised of Trusco, retirement services, endowment and foundation services, and corporate agency services. Trusco is an investment advisor registered with the Securities and Exchange Commission which serves as investment manager for the STI Classic Funds and many of Wealth and Investment Management’s clients. Trusco also includes Seix Advisors, the fixed income division of Trusco. Retirement services provide administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and foundation services provides administration and custody services to non-profit organizations, including government agencies, colleges and universities, community charities and foundations, and hospitals.

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

For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•

Net interest income – All net interest income is presented on a fully taxable-equivalent basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment . The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched-maturity funds mismatch is generally attributable to the corporate balance sheet management strategies.

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

The following analysis details the operating results for each line of business for the twelve months ended December 31, 2007, 2006 and 2005. Prior periods have been restated to conform to the current period’s presentation.

Table 19 – Net Income by Segment

The following table for our reportable business segments compares net income for the twelve months ended December 31, 2007 to the same period in 2006 and 2005:

	Twelve Months Ended December 31
(Dollars in millions)	2007	2006	2005
Retail	$602.1	$715.6	$640.2
Commercial	373.1	424.5	372.3
Corporate and Investment Banking	45.6	190.2	248.5
Mortgage	7.9	245.7	179.9
Wealth and Investment Management	84.9	289.2	218.4
Corporate Other and Treasury	224.0	23.9	67.5
Reconciling Items	296.4	228.5	260.5

The following table for our reportable business segments compares average loans and average deposits for the twelve months ended December 31, 2007 to the same period in 2006 and 2005:

Table 20 – Average Loans and Deposits by Segment

	Twelve Months Ended December 31
	Average Loans			Average Deposits
(Dollars in millions)	2007	2006	2005	2007	2006	2005
Retail	$31,713	$30,888	$30,442	$68,236	$68,998	$65,239
Commercial	32,980	32,533	30,866	14,408	13,799	13,433
Corporate and Investment Banking	15,990	16,410	15,148	3,574	3,105	3,265
Mortgage	30,805	31,233	24,206	2,137	1,811	1,654
Wealth and Investment Management	7,965	8,135	7,810	9,781	9,477	9,528
Corporate Other and Treasury	661	473	327	21,764	26,601	17,436

BUSINESS SEGMENT RESULTS

Retail

Retail’s net income for the twelve months ended December 31, 2007, was $602.1 million, a decrease of $113.4 million, or 15.9%, compared to the same period in 2006. The decrease was primarily the result of higher provision expense and lower net interest income, partially offset by higher noninterest income.

Net interest income decreased $58.2 million, or 2.5%, driven by a shift in deposit mix and compressed spreads as deposit competition and the interest rate environment encouraged customers to migrate into higher yielding interest bearing accounts. Average deposits decreased $761.5 million, or 1.1% year over year, as increases in certain higher-cost NOW account products and time deposits were offset by declines in demand deposits and certain lower-cost money market accounts. Positively impacting net interest income was an $824.8 million, or 2.7%, increase in average loans driven by 4.4% and 10.5% growth in home equity and commercial loans, respectively. These increases were partially offset by a 4.4% decrease in indirect auto loans and a 14.0% decrease in direct installment loans.

Provision for loan losses increased $160.6 million over 2006. The provision increase was most pronounced in home equity, indirect auto and commercial loans, reflecting the negative impact from the current deterioration in certain segments of the consumer portfolio, primarily related to the residential real estate market.

Total noninterest income for 2007 increased $53.0 million, or 5.0%, over 2006 levels. The increase was due to a $45.8 million, or 7.7%, increase in service charges on deposit accounts driven by higher consumer and business fees primarily due to higher NSF fees. Interchange income also grew due to increased transaction volume. These increases were partially offset by a decrease in gains on sales of student loans.

Total noninterest expense increased $17.1 million, less than 1% year over year. A 2.7% increase in personnel expense and other expenses related to investments in the branch distribution network and business banking was partially offset by decreases in amortization of core deposit intangibles and new loan production expense.

Commercial

Commercial’s net income for the twelve months ended December 31, 2007, was $373.1 million, a decrease of $51.4 million, or 12.1%. The decrease was primarily the result of higher Affordable Housing-related noninterest expense and lower net interest income, partially offset by higher noninterest income.

Net interest income decreased $50.2 million, or 5.2%. Although average deposits increased $609.0 million, or 4.4%, the continued shift in deposit mix to higher-rate deposit products decreased net interest income by $31.8 million. This compression in deposit spreads was primarily due to a decrease in demand deposits, as customers redeployed liquidity in the current rate environment to higher-yielding NOW accounts, certificates of deposit, and off-balance sheet sweep products. The increase in average deposits was driven by increases in institutional and government deposits, partially offset by decreases in lower-cost demand deposits and money market accounts. Average loans increased $447.2 million, or 1.4% year over year, while net interest income derived from loan products decreased $18.4 million, or 2.8%. While commercial loan spreads were up, commercial real estate spreads decreased.

Provision for loan losses for the year was $22.2 million, an increase of $12.5 million compared to the same period in 2006.

Total noninterest income increased $14.5 million, or 5.1%, year over year, driven by increases in service charges on deposit accounts and higher referral revenues from BankCard and capital markets products, as well as higher deposit sweep revenue. These increases were partially offset by decreases in loan fees, letter of credit fees, and mortgage origination referral revenues.

Total noninterest expense in 2007 increased $41.5 million, or 6.1%, over 2006. Decreases in personnel expense, credit and collection expenses, and shared corporate expenses were more than offset by $48.7 million in increased write-downs related to Affordable Housing properties.

Corporate and Investment Banking

Corporate and Investment Banking’s net income for the twelve months ended December 31, 2007, was $45.6 million, a decrease of $144.6 million, or 76.0%, from 2006. The decrease was driven by write-downs and losses primarily in structured products due to capital markets volatility created by turmoil in the mortgage industry, lack of loan liquidity, and widening credit spreads, partially offset by lower provision expense.

Net interest income decreased $12.3 million, or 5.2%, year over year. Average loan balances decreased $419.4 million, or 2.6%. The decline in loan balances along with compressed spreads resulted in an 11.3% decrease in loan-related net interest income. The decline in balances was driven by a $1.9 billion structured asset sale of corporate loans in the first quarter of 2007, partially offset by growth in corporate banking loans and lease financing assets. Total deposits increased $469.3 million, or 15.1%, driven by an increase in higher cost corporate money market accounts. Deposit related net interest income was down $3.1 million, or 5.0%, as the shift to higher cost money market accounts compressed deposit spreads. Partially offsetting these declines was improved net interest income from higher balances and favorable spreads in sales and trading.

Provision for loan losses was $37.7 million, an improvement of $76.2 million, or 66.9%, from 2006 due to the charge-off a single large commercial loan in the fourth quarter of 2006.

For the year, total noninterest income decreased $289.6 million, or 43.4%, compared to 2006. The decrease was primarily driven by net write-downs and losses of approximately $316.1 million in collateralized debt obligations, MBS, and collateralized loan obligation securities, most of which occurred during the third and fourth quarters of 2007. Weakness in fixed income trading, loan related fees, and M&A fee revenue was partially offset by strong performance in derivatives, structured leasing, merchant banking and equipment lease financing.

Total noninterest expense decreased $2.6 million, or 0.5%, compared to 2006. The improvement was driven by lower personnel expense related to lower incentive-based compensation expense tied to revenue, decreased expense related to merchant banking activities, and lower shared corporate expenses. These decreases were partially offset by the reversal of leveraged lease expense in the second quarter of 2006, higher outside processing, legal, and consulting expenses in 2007.

Mortgage

Mortgage’s net income for the twelve months ended December 31, 2007, was $7.9 million, a decrease of $237.8 million, or 96.8%, compared to 2006. The decline resulted primarily from $166 million in net valuation losses in the second half of 2007 on mortgage loans held for sale primarily due to market volatility and mortgage spread widening in conjunction with increased credit-related losses on mortgage loans. These losses were partially offset by higher mortgage servicing revenue.

Net interest income in 2007 declined $76.0 million, or 12.6%, compared to 2006 principally due to lower income from portfolio loans and loans held for sale, as well as higher funding costs for MSRs, which was partially offset by higher net interest income on deposits and investments. Average portfolio loans, principally consumer mortgages and residential construction loans, declined $0.4 billion, or 1.4%. The volume decline combined with compressed spreads resulted in a reduction of net interest income from total loans of $53.1 million. Average loans held for sale increased $0.5 billion; however, compressed spreads more than offset the benefit of higher balances and reduced net interest income by $38.0 million. Funding costs on higher MSRs balances further reduced net interest income by $16.5 million. Net interest income from deposits increased $17.1 million, while net interest income from investments increased $13.1 million.

Provision for loan losses for 2007 increased $72.4 million driven by higher consumer mortgage and residential construction net charge-offs.

Total noninterest income declined $13.7 million, or 3.6%, due to lower production income, partially offset by higher servicing and insurance income. Production income declined $103.9 million due to net valuation losses of $165.4 million in the second half of 2007 on loans held for sale primarily due to market volatility and mortgage spread widening. These declines were partially offset by the recognition of origination fees that were deferred prior to the May 2007 fair value election for certain loans. Loan production of $58.3 billion was up $3.0 billion, or 5.4%, for the year 2007. Servicing income increased $73.9 million, driven by higher servicing revenues from higher balances, and lower MSRs amortization, partially offset by lower gains on sales of servicing assets in 2007. At December 31, 2007, total loans serviced were $149.9 billion, an increase of $19.9 billion, or 15.3%. Revenues from mortgage insurance increased $10.0 million due to new mortgage origination volume.

Total noninterest expense increased $222.1 million for the year 2007, or 36.9%, over 2006, principally due to increased operating losses of $84.3 million primarily driven by loan application fraud from customer misstatements of income and/or assets primarily on Alt-A products originated in prior periods, recognition of loan origination costs that were deferred prior to the May 2007 election to record certain loans at fair value, and increased credit and growth-related expenses.

Wealth and Investment Management

Wealth and Investment Management’s net income for the year ended December 31, 2007, was $84.9 million, a decrease of $204.3 million, or 70.6%, compared to the year ended December 31, 2006. The decline was principally driven by a $250.5 million pre-tax mark-to-market loss on SIV securities and a $112.8 million pre-tax gain realized in 2006 on the sale of the Bond Trustee business, partially offset by a $32.3 million pre-tax gain on sale upon merger of Lighthouse Partners into Lighthouse Investment Partners and increased retail investment income in 2007.

For the full year 2007, net interest income decreased $22.4 million, or 6.1%, as the continued shift in deposit mix to higher cost products compressed spreads. Average deposits increased $303.3 million, or 3.2%, as increases in higher-cost NOW account and time deposits were partially offset by declines in lower-cost demand deposit and money market account balances. This shift in deposit mix coupled with a decline in spreads driven by deposit competition was the primary driver of a $17.7 million decline in net interest income on deposits. Average loans declined $170.0 million, or 2.1%, resulting in a $5.3 million decline in net interest income on loans. The decline in loan balances resulted from lower consumer and commercial loans.

Provision for loan losses increased $4.8 million over 2006 primarily due to higher home equity and consumer mortgage net charge-offs.

Total noninterest income decreased $288.1 million, or 26.3%, primarily due to a $250.5 million mark-to-market loss on SIV securities in the fourth quarter of 2007 and a $112.8 million gain realized in 2006 on the sale of the Bond Trustee business. Partially offsetting these items was a $32.3 million gain on sale upon merger of Lighthouse Partners, as well as strong growth in retail investment income, which increased $44.0 million, or 19.3%, due to strong annuity sales and higher recurring managed account fees. Trust income declined $5.1 million, or 0.7%, due to lost revenue from the Lighthouse Partners merger and sale of the Bond Trustee business.

As of December 31, 2007, assets under management were approximately $142.8 billion compared to $141.3 billion as of December 31, 2006. Approximately $5.3 billion in Lighthouse Partners assets were merged into Lighthouse Investment Partners and are not included in the December 31, 2007 total. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $250.0 billion, which includes $142.8 billion in assets under management, $60.9 billion in non-managed corporate trust assets, $41.6 billion in retail brokerage assets, and $4.7 billion in non-managed corporate trust assets.

Total noninterest expense increased $7.0 million, or 0.7%, due to a $21.2 million, or 3.9%, increase in total personnel expense. Higher variable compensation primarily associated with strong retail investment income was partially offset by a $16.0 million, or 5.6%, decline in salary expense. Favorably impacting noninterest expense was lower Lighthouse Partners related expenses as a result of the sale upon merger.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2007 was $224.0 million, an increase of $200.1 million compared to the same period in 2006. The increase was mainly driven by a $234.8 million pre-tax gain on sale of The Coca-Cola Company stock, a gain of $118.8 million on the sale/leaseback of real estate properties, net securities losses of $54.4 million resulting primarily from the securities portfolio repositioning in 2006, and a net market valuation gain of $64.3 million on trading assets and long-term corporate debt carried at fair value during 2007. These factors were partially offset by a $116.2 million market valuation write-down on securities consolidated in the third quarter of 2007 in anticipation of closing the Private Fund.

Net interest income decreased $34.1 million mainly due a reduction in the size of the investment portfolio as a result of the balance sheet management strategies. Total average assets decreased $6.7 billion, or 21.8%, mainly due to the reduction in the size of the securities portfolio. Total average deposits decreased $4.8 billion, or 18.2%, mainly due to a decrease in brokered and foreign deposits.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $2.6 million.

Total noninterest income increased $482.0 million. This was mainly driven by the $234.8 million pre-tax gain on sale of the Coca-Cola Company stock, net securities losses of $54.4 million in 2006, a gain of $118.8 million on sale/leaseback of real estate properties, and $78.1 million increase in trading income due to net market valuation gains recorded on trading assets and the Company’s long-term corporate debt carried at fair value. Noninterest income was also impacted by a $132.5 million market valuation write-down on securities consolidated in the third quarter of 2007 in anticipation of closing the Private Fund.

Total noninterest expense increased $68.6 million compared to the same period in 2006. Included in the twelve months ended December 31, 2007, was a $76.9 million accrual for Visa litigation and $50.7 million in initial implementation costs associated with the E² Efficiency and Productivity Program, of which $45.0 million was severance. Positively impacting noninterest expense was a $33.6 million decrease in the accrued liability associated with a capital instrument that the Company called in the fourth quarter of 2007. Additionally, reflected in total noninterest expenses are reductions in total staff expense in support functions and consulting expenses.

EARNINGS AND BALANCE SHEET ANALYSIS 2006 VS. 2005

Consolidated Overview

Net income totaled $2.1 billion, or $5.82 per diluted share for 2006, up 6.2% and 6.4%, respectively, from 2005. The following are some of the key drivers of our 2006 financial performance as compared to 2005:

•

Total revenue-FTE increased $407.3 million, or 5.2%, compared to 2005. Noninterest income contributed $313.4 million, or 76.9% of the increase, led by strong mortgage production and servicing income while net interest income-FTE contributed $93.9 million, or 23.1% of the increase.

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

•	Noninterest income improved $313.4 million, or 9.9%, compared to 2005. The increase was driven by strong mortgage production and servicing income and gain on the sale of the Bond Trustee business.

•	Noninterest expense increased $189.2 million, or 4.0%, compared to 2005. The increase was driven by higher personnel costs due to increased headcount, normal merit raises, and higher benefits cost.

•

Net charge-offs as a percentage of average loans were 0.21% for 2006 and included the charge-off of a large commercial loan that was determined to be nonperforming in the third quarter of 2006. This credit was the primary driver of an $85.6 million, or 48.4%, increase in provision for loan losses compared to 2005. Nonperforming assets increased $259.6 million compared to December 31, 2005 due primarily to an increase in residential real estate nonperforming loans, which was driven mainly by the maturation of this portfolio, and more specifically in well-collateralized or insured conforming and Alt-A first mortgage loans.

Retail

Retail’s net income for the twelve months ended December 31, 2006 was $715.6 million, an increase of $75.4 million, or 11.8%, compared to the same period in 2005. This increase was primarily the result of growth in loans and deposits, wider deposit spreads, and a lower provision for loan losses, partially offset by higher noninterest expense.

Net interest income increased $159.0 million, or 7.3%, driven by loan and deposit growth and wider deposit spreads. Average loans increased $446.1 million, or 1.5%, primarily driven by growth in home equity products offset by a decline in student loans due to sales and securitizations during 2006. Average deposits increased $3.8 billion, or 5.8%, driven primarily by consumer time deposits. Deposit spreads widened due to deposit rate increases that moved upward more slowly than market rates and due to the increased value of lower cost deposits in a higher rate environment.

Provision for loan losses decreased $32.3 million, or 23.4%, primarily due to a decline in consumer indirect auto net charge-offs.

Total noninterest income increased $30.7 million, or 3.0%. The increase was driven primarily by interchange income due to increased transaction volume, as well as gains on student loan sales.

Total noninterest expense increased $115.7 million, or 5.6%. The increase was driven by increases in interchange expenses due to increased volume, as well as personnel and operations expense related to investments in the branch distribution network and technology. Forty-four net new branches were added during 2006.

Commercial

Commercial’s net income for the twelve months ended December 31, 2006 was $424.5 million, an increase of $52.2 million, or 14.0%. The increase was primarily driven by increases in net interest income and noninterest income, along with lower provision expense, which were slightly offset by higher noninterest expense.

Net interest income increased $54.4 million, or 6.0%. Average loans increased $1.7 billion, or 5.4%, primarily driven by increases in commercial real estate loan products. Net interest income derived from loan products increased $30.7 million, or 4.8%. Average deposits increased $366.3 million, or 2.7%. The increase in average deposits was primarily driven by increases in institutional and government deposits, certificates of deposits and savings balances. Net interest income derived from deposit products increased $22.0 million, or 6.5% as higher deposit spreads offset balance declines in demand deposits and money market.

Provision for loan losses was $9.7 million, a decrease of $18.0 million compared to the same period in 2005.

Total noninterest income increased $13.5 million, or 5.0%, driven by increased miscellaneous income in the Affordable Housing units, increased letter of credit income and higher referral revenues for mortgage originations and BankCard products. These were partially offset by decreases in credit card services income, as well as lower referral revenues from capital markets products and decreased trading account profits in the Affordable Housing unit.

Total noninterest expense increased $9.7 million, or 1.5%. The increase over 2005 was primarily driven by increased staff expense, which was partially offset by decreased Affordable Housing-related expenses and lower shared corporate expenses.

Corporate and Investment Banking

Corporate and Investment Banking’s net income for the year ended December 31, 2006 was $190.2 million, a decrease of $58.3 million, or 23.5%. The decrease was primarily driven by increased provision expense and decline in corporate loan spreads offset in part by strong growth in Debt Capital Markets income. Further, the March 2005 divestiture of Receivables Capital Management (“RCM”) factoring assets accounted for $16.2 million, or 5.4% of the decrease.

Fully taxable equivalent net interest income decreased $20.4 million, or 8.0% primarily due to narrowing of market spreads on loans to the large corporate sector. Average loans increased $1.3 billion, or 8.3%, primarily in Financial Institutions, Energy and US Diversified Groups. This increase was due to stronger corporate demand and revolver usage as well as strong growth in our leasing products. Average deposits decreased $160.0 million, or 4.9%, led by a reduction in certain bid-category products that the line of business elected not to bid on due to their high cost in relation to alternative funding sources.

Provision for loan losses, which represents net charge-offs for the lines of business, increased $101.4 million to $113.9 million. The increase was primarily due to the charge-off recognized in the fourth quarter of 2006 associated with the previously disclosed large commercial loan placed on nonperforming status in the third quarter of 2006.

Total noninterest income increased $31.2 million, or 4.9%. Adjusting for the divestiture of RCM, noninterest income grew 10.1%. Debt Capital Markets revenue increased $66.9 million, or 28.4%, mainly related to securitization, derivatives, and structured leasing. Strong revenue performance in merchant banking and leasing further contributed to the increase.

Total noninterest expense increased $13.8 million, or 2.9%, primarily driven by increased compensation related to increased capital markets revenue, as well as increased expense related to merchant banking activities.

Mortgage

Mortgage’s net income for the twelve months ended December 31, 2006 was $245.7 million, an increase of $65.8 million, or 36.6%, compared with the same period in 2005. The increase was driven primarily by income from sales of servicing assets, higher income from loans and deposits, stronger secondary marketing performance and higher fee income, net of higher related expense.

Net interest income in 2006 increased $48.6 million, or 8.8%, compared to 2005 primarily due to loan and deposit income growth that was partially offset by lower income on loans held for sale and higher funding costs on MSRs. Total portfolio loans, principally residential mortgage and residential construction loans, increased $7.0 billion, or 29.0%, and contributed $84.9 million to the change in net interest income. Average deposits were up $0.2 billion, or 9.5%, due to escrow balances associated with higher servicing balances. The higher balances at a higher funding rate, contributed $17.4 million to the increase. Average loans held for sale grew $1.7 billion, or 22.7%. However, due to compressed spreads resulting from higher short-term interest rates, net interest income on loans held for sale declined $43.6 million. Funding costs on higher MSRs balances reduced net interest income $9.5 million.

Provision for loan losses increased $3.1 million driven by higher consumer mortgage charge-offs.

Total noninterest income increased $140.1 million, or 58.6%. Production income was up $54.3 million, or 37.0%, driven by higher volumes. Production of $55.4 billion was up $7.7 billion, or 16.2%. Servicing income was up $80.0 million due to gains from the sale of mortgage servicing assets and increased fees from higher servicing balances. Higher MSRs amortization partially offset these increases. Total loans serviced were $130.0 billion at December 31, 2006, up $24.4 billion, or 23.1%.

Total noninterest expense increased $85.3 million, or 16.5%. Increased volume and investments in production and servicing capabilities were the primary drivers.

Wealth and Investment Management

Wealth and Investment Management’s net income for the twelve months ended December 31, 2006 was $289.2 million, an increase of $70.8 million, or 32.4%, compared to the same period in 2005. The growth was driven primarily by the $69.9 million after-tax gain on the sale of the Bond Trustee business as well as increases in both net interest income and noninterest income, partially offset by higher expenses.

Fully taxable equivalent net interest income increased $19.2 million, or 5.5%, attributable to wider deposit spreads. Average deposits decreased $0.1 billion, or 0.5%, due to declines in demand deposits and money market accounts, partially offset by increases in consumer time deposits. Deposit spreads widened due to deposit rate increases that were slower relative to market rate increases as well as the increased value of lower-cost deposits in a higher rate environment. Average loans increased $0.3 billion, or 4.2%, with most growth coming from commercial real estate and commercial loans.

Provision for loan losses, which represents net charge-offs for the lines of business decreased $5.2 million, or 58.4%.

Total noninterest income increased $153.6 million, or 16.3%, primarily due to the $112.8 million pre-tax gain on the sale of the Bond Trustee business. The remainder of the increase was largely driven by growth in retail investment income and trust income. Retail investment income increased due to growth in variable annuities, managed accounts, and new business revenue. Trust income increased due to growth in assets under management from improved sales and market conditions. End of period assets under management were approximately $141.3 billion compared to $135.3 billion in the same period last year. Assets under management include individually managed assets, the STI Classic Funds, institutional assets managed by Trusco, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $246.1 billion, which includes $141.3 billion in assets under management, $57.7 billion in non-managed trust assets, $39.3 billion in retail brokerage assets, and $7.8 billion in non-managed corporate trust assets. Approximately $21.2 billion in corporate trust non-managed assets were transferred as part of the Bond Trustee transaction.

Total noninterest expense increased $69.0 million, or 7.4%. Growth was primarily driven by higher structural, staff and operations expenses.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2006 was $23.9 million, a decrease of $43.6 million compared to the same period in 2005 mainly driven by a decline in fully taxable-equivalent net interest income and increased securities losses partially offset by a decrease in merger expenses.

Net interest income decreased $144.3 million. The main drivers were a decrease in income on receive fixed/pay floating interest rate swaps used to extend the duration of the commercial loan portfolio resulting from narrower spreads between the receive fixed/pay floating rates, a $1.9 billion decrease in average securities available for sale, an increase in short-term borrowing costs due to an increase in the size of these borrowings needed to fund earning asset growth, as well as a significant rise in short-term interest rates over the past year.

Total assets decreased $2.1 billion, or 6.5%, mainly due to a $1.9 billion reduction in the size of the investment portfolio that resulted from the investment portfolio restructuring in the second half of 2006. Total average deposits increased $9.2 billion, or 52.6%, mainly due to growth in brokered and foreign deposits of $9.3 billion.

Provision for loan losses, which represents net charge-offs for the lines of business, decreased $1.7 million, or 29.7%.

Total noninterest income decreased $60.5 million, or 78.7%. This was mainly due to an increase in net securities losses of $44.8 million related to the portfolio restructuring in 2006 and a $19.1 million decrease in derivative income on economic hedges.

Total noninterest expense decreased $111.1 million mainly due to a reduction in merger expenses.

Table 21 – Reconcilement of Non-US GAAP Measures – Annual

	Twelve Months Ended December 31
(Dollars in millions, except per share and other data)	2007	2006	2005	2004	2003	2002
Net income	$1,634.0	$2,117.4	$1,987.2	$1,572.9	$1,332.3	$1,331.8
Securities losses/(gains), net of tax	(150.7)	31.3	4.4	27.1	(80.5)	(133.0)

Net income excluding net securities gains and losses	1,483.3	2,148.7	1,991.6	1,600.0	1,251.8	1,198.8
The Coca-Cola Company dividend, net of tax	(54.2)	(53.3)	(48.1)	(43.0)	(37.8)	(34.4)

Net income excluding net securities gains and losses and The Coca-Cola Company dividend, net of tax	$1,429.1	$2,095.4	$1,943.5	$1,557.0	$1,214.0	$1,164.4
Preferred stock dividends	30.3	7.7	-	-	-	-

Net income available to common shareholders excluding net securities (gains)/losses and The Coca-Cola Company dividend, net of tax	$1,398.8	$2,087.7	$1,943.5	$1,557.0	$1,214.0	$1,164.4

Net income	$1,634.0	$2,117.4	$1,987.2	$1,572.9	$1,332.3	$1,331.8
Merger expense, net of tax	-	-	61.1	18.5	-	39.8

Net income excluding merger expense	$1,634.0	$2,117.4	$2,048.3	$1,591.4	$1,332.3	$1,371.6

Noninterest expense	$5,233.8	$4,879.9	$4,690.7	$3,897.0	$3,400.6	$3,219.4
Merger expense	-	-	(98.6)	(28.4)	-	(16.0)

Noninterest expense excluding merger expense	$5,233.8	$4,879.9	$4,592.1	$3,868.6	$3,400.6	$3,203.4

Diluted earnings per common share	$4.55	$5.82	$5.47	$5.19	$4.73	$4.66
Impact of excluding merger expense	-	-	0.17	0.06	-	0.14

Diluted earnings per common share excluding merger expense	$4.55	$5.82	$5.64	$5.25	$4.73	$4.80

Efficiency ratio	63.43%	59.39%	60.06%	61.39%	59.99%	57.99%
Impact of excluding merger expense	-	-	(1.26)	(0.45)	-	(0.29)

Efficiency ratio excluding merger expense	63.43%	59.39%	58.80%	60.94%	59.99%	57.70%

Efficiency ratio	63.43%	59.39%	60.06%	61.39%	59.99%	57.99%
Impact of excluding amortization of intangible assets	(1.17)	(1.26)	(1.52)	(1.22)	(1.13)	(1.06)

Tangible efficiency ratio	62.26%	58.13%	58.54%	60.17%	58.86%	56.93

Total average assets	$177,795.5	$180,315.1	$168,088.8	$133,754.3	$122,325.4	$108,516.1
Average net unrealized securities gains	(2,300.8)	(1,620.5)	(1,949.4)	(2,372.2)	(2,343.0)	(2,731.8)

Average assets less net unrealized securities gains	$175,494.7	$178,694.6	$166,139.4	$131,382.1	$119,982.4	$105,784.3

Total average common shareholders’ equity	$17,308.0	$17,394.7	$16,526.3	$11,469.5	$9,083.0	$8,725.7
Average accumulated other comprehensive income	(1,143.3)	(976.0)	(1,220.5)	(1,517.2)	(1,486.1)	(1,741.1)

Total average realized common shareholders’ equity	$16,164.7	$16,418.7	$15,305.8	$9,952.3	$7,596.9	$6,984.6

Return on average total assets	0.92%	1.17%	1.18%	1.18%	1.09%	1.23%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.11)	-	(0.01)	0.01	(0.08)	(0.13)

Return on average total assets less net realized and unrealized securities gains/losses and The Coca-Cola Company dividend[1]	0.81%	1.17%	1.17%	1.19%	1.01%	1.10%

Return on average common shareholders’ equity	9.27%	12.13%	12.02%	13.71%	14.67%	15.26%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.62)	0.59	0.68	1.94	1.31	1.41

Return on average realized common shareholders’ equity[2]	8.65%	12.72%	12.70%	15.65%	15.98%	16.67%

Total shareholders’ equity	$18,052.5	$17,813.6	$16,887.4	$15,986.9	$9,731.2	$8,769.5
Goodwill	(6,921.5)	(6,889.8)	(6,835.1)	(6,806.0)	(1,077.7)	(963.7)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,363.0)	(1,182.0)	(1,123.0)	(1,061.5)	(639.6)	(612.2)
Mortgage servicing rights	1,049.4	810.5	657.6	482.4	449.3	383.9

Tangible equity	$10,817.4	$10,552.3	$9,586.9	$8,601.8	$8,463.2	$7,577.5

Total assets	$179,573.9	$182,161.6	$179,712.8	$158,869.8	$125,393.2	$117,322.5
Goodwill	(6,921.5)	(6,889.8)	(6,835.1)	(6,806.0)	(1,077.7)	(963.7)
Other intangible assets including MSRs	(1,363.0)	(1,182.0)	(1,123.0)	(1,061.5)	(639.6)	(612.2)
Mortgage servicing rights	1,049.4	810.5	657.6	482.4	449.3	383.9

Tangible assets	$172,338.8	$174,900.3	$172,412.3	$151,484.7	$124,125.2	$116,130.5

Tangible equity to tangible assets	6.28%	6.03%	5.56%	5.68%	6.82%	6.52%
Net interest income	$4,719.5	$4,660.4	$4,579.0	$3,685.2	$3,320.3	$3,243.7
Taxable equivalent adjustment	102.7	88.0	75.5	58.4	45.0	39.5

Net interest income - FTE	4,822.2	4,748.4	4,654.5	3,743.6	3,365.3	3,283.2
Noninterest income	3,428.7	3,468.4	3,155.0	2,604.4	2,303.0	2,268.8

Total revenue - FTE	$8,250.9	$8,216.8	$7,809.5	$6,348.0	$5,668.3	$5,552.0

[1]	Computed by dividing annualized net income excluding net securities gains/losses and The Coca-Cola Company dividend, by average assets less net unrealized securities gains.
[2]	Computed by dividing annualized net income available to common shareholders excluding net securities gains/losses and The Coca-Cola Company dividend, by average realized common shareholders’ equity.

Table 22 – Reconcilement of Non-US GAAP Measures – Quarterly

	Three Months Ended
	2007				2006
(Dollars in millions, except per share and other data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net income	$11.1	$420.2	$681.4	$521.3	$506.3	$535.6	$544.0	$531.5
Securities losses/(gains), net of tax	(3.5)	(0.6)	(146.6)	-	(21.9)	56.9	(3.6)	(0.1)

Net income excluding net securities gains and losses	7.6	419.6	534.8	521.3	484.4	592.5	540.4	531.4
The Coca-Cola Company dividend, net of tax	(13.2)	(13.2)	(13.2)	(14.6)	(13.3)	(13.3)	(13.3)	(13.3)

Net income excluding net securities gains and losses and The Coca-Cola Company dividend, net of tax	(5.6)	406.4	521.6	506.7	471.1	579.2	527.1	518.1
Preferred stock dividends	7.9	7.6	7.5	7.4	7.7	-	-	-

Net income/(loss) available to common shareholders excluding net securities (gains)/losses and The Coca-Cola Company dividend, net of tax	($13.5)	$398.8	$514.1	$499.3	$463.4	$579.2	$527.1	$518.1

Efficiency ratio	82.19%	63.35%	52.69%	59.79%	59.67%	59.30%	58.78%	59.80%
Impact of excluding amortization of intangible assets	(1.33)	(1.22)	(1.05)	(1.14)	(1.18)	(1.27)	(1.25)	(1.33)

Tangible efficiency ratio	80.86%	62.13%	51.64%	58.65%	58.49%	58.03%	57.53%	58.47%

Total average assets	$175,130.5	$174,653.4	$179,996.5	$181,506.4	$182,343.3	$180,500.9	$180,744.1	$177,618.3
Average net unrealized securities gains	(2,408.6)	(2,091.9)	(2,398.7)	(2,305.3)	(1,965.4)	(1,374.6)	(1,528.0)	(1,612.8)

Average assets less net unrealized securities gains	$172,721.9	$172,561.5	$177,597.8	$179,201.1	$180,377.9	$179,126.3	$179,216.1	$176,005.5

Total average common shareholders’ equity	$17,532.8	$17,050.2	$17,428.1	$17,220.4	$17,655.5	$17,558.6	$17,304.4	$17,051.8
Average accumulated other comprehensive income	(1,292.8)	(998.6)	(1,206.5)	(1,074.5)	(1,202.0)	(821.3)	(915.9)	(963.7)

Total average realized common shareholders’ equity	$16,240.0	$16,051.6	$16,221.6	$16,145.9	$16,453.5	$16,737.3	$16,388.5	$16,088.1

Return on average total assets	0.03%	0.95%	1.52%	1.16%	1.10%	1.18%	1.21%	1.21%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.04)	(0.02)	(0.34)	(0.01)	(0.06)	0.10	(0.03)	(0.02)

Return on average total assets less net realized and unrealized securities gains/losses and The Coca-Cola Company dividend[1]	(0.01)%	0.93%	1.18%	1.15%	1.04%	1.28%	1.18%	1.19%

Return on average common shareholders’ equity	0.07%	9.60%	15.51%	12.10%	11.20%	12.10%	12.61%	12.64%
Impact of excluding net realized and unrealized securities gains/losses and The Coca-Cola Company dividend	(0.40)	0.26	(2.80)	0.44	(0.03)	1.63	0.29	0.42

Return on average realized common shareholders’ equity[2]	(0.33)%	9.86%	12.71%	12.54%	11.17%	13.73%	12.90%	13.06%

Total shareholders’ equity	$18,052.5	$17,907.2	$17,368.9	$17,968.5	$17,813.6	$18,589.3	$17,423.9	$17,157.4
Goodwill	(6,921.4)	(6,912.1)	(6,897.1)	(6,896.7)	(6,889.8)	(6,903.0)	(6,900.2)	(6,897.1)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,363.0)	(1,327.1)	(1,290.5)	(1,293.5)	(1,182.0)	(1,120.1)	(1,141.3)	(1,123.5)
MSRs	1,049.4	996.0	942.0	921.3	810.5	724.3	720.4	680.8

Tangible equity	$10,817.5	$10,664.0	$10,123.3	$10,699.6	$10,552.3	$11,290.5	$10,102.8	$9,817.6

Total assets	$179,573.9	$175,857.2	$180,314.4	$186,384.8	$182,161.6	$183,104.6	$181,143.4	$178,876.5
Goodwill	(6,921.4)	(6,912.1)	(6,897.1)	(6,896.7)	(6,889.8)	(6,903.0)	(6,900.2)	(6,897.1)
Other intangible assets including MSRs	(1,363.0)	(1,327.1)	(1,290.5)	(1,293.5)	(1,182.0)	(1,120.1)	(1,141.3)	(1,123.5)
Mortgage servicing rights	1,049.4	996.0	942.0	921.3	810.5	724.3	720.4	680.8

Tangible assets	$172,338.9	$168,614.0	$173,068.8	$179,115.9	$174,900.3	$175,805.8	$173,822.3	$171,536.7

Tangible equity to tangible assets	6.28%	6.32%	5.85%	5.97%	6.03%	6.42%	5.81%	5.72%
Net interest income	$1,167.5	$1,192.2	$1,195.3	$1,164.6	$1,161.3	$1,151.4	$1,168.8	$1,179.0
Taxable - equivalent adjustment	27.3	27.0	24.7	23.7	23.9	22.5	21.2	20.4

Net interest income - FTE	1,194.8	1,219.2	1,220.0	1,188.3	1,185.2	1,173.9	1,190.0	1,199.4
Noninterest income	576.0	819.1	1,154.6	878.9	882.6	858.9	875.4	851.5

Total revenue - FTE	$1,770.8	$2,038.3	$2,374.6	$2,067.2	$2,067.8	$2,032.8	$2,065.4	$2,050.9

[1]	Computed by dividing annualized net income excluding net securities gains/losses and The Coca-Cola Company dividend, by average assets less net unrealized securities gains.
[2]	Computed by dividing annualized net income available to common shareholders excluding net securities gains/losses and The Coca-Cola Company dividend, by average realized common shareholders’ equity.

Table 23 – Share Repurchases in 2007

	Common Stock					Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs		Maximum number of shares that may yet be purchased under the plans or programs[3,4]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	12,662	$83.14	-		11,766,745	-	-	-	-
February 1-28	20,425	86.27	-		11,766,745	-	-	-	-
March 1-31	619,862	82.71	615,514	[4]	11,151,231	-	-	-	-

Total first quarter 2007	652,949	$82.83	615,514			-	-	-	-

April 1-30	182,812	$84.74	175,000		10,976,231	-	-	-	-
May 1-31	496,895	84.86	483,200		10,493,031	-	-	-	-
June 1-30	8,034,836	87.20	8,022,254	[4]	2,470,777	-	-	-	-

Total second quarter 2007	8,714,543	$87.02	8,680,454			-	-	-	-

July 1-31	3,303	$85.37	-		2,470,777	-	-	-	-
August 1-31	1,467,342	80.99	1,462,091	[4]	30,000,000	-	-	-	-
September 1-30	857	76.10	-		30,000,000	-	-	-	-

Total third quarter 2007	1,471,502	$81.00	1,462,091			-	-	-	-

October 1-31	2,501	$72.50	-		30,000,000	-	-	-	-
November 1-30	9,950	68.51	-		30,000,000	-	-	-	-
December 1-31	-	-	-		30,000,000	-	-	-	-

Total fourth quarter 2007	12,451	$69.31	-			-	-	-	-

Total year-to-date 2007	10,851,445	$85.93	10,758,059			-	-	-	-

[1]

On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

[2]

This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the year ended December 31, 2007, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 12,662 shares in January 2007 at an average price per share of $83.14; 20,425 shares in February 2007 at an average price per share of $86.27; 4,348 shares in March 2007 at an average price per share of $85.30; 7,812 shares in April 2007 at an average price per share of $84.64; 13,695 shares in May 2007 at an average price per share of $88.61; 12,582 shares in June 2007 at an average price per share of $87.25; 3,303 shares in July 2007 at an average price per share of $85.37; 5,251 shares in August 2007 at an average price per share of $79.60; 857 shares in September 2007 at an average price per share of $76.10; 2,501 shares in October 2007 at an average price per share of $72.50; 9,950 shares in November 2007 at an average price of $68.51; and no shares in December 2007.

[3]

Effective April 1, 2006, the Board of Directors authorized the purchase of up to 10 million shares of SunTrust common stock and terminated (effective March 31, 2006) the remaining authority to repurchase shares under the prior authorizations made on June 13, 2001 and November 12, 2002. There is no expiration date for this authorization. Such repurchase authority was replaced (terminated) on August 4, 2007, as more fully described in footnote 14.

[4]

In August 2006, the Board authorized the Company to repurchase up to an additional $1 billion or 13,333,334 shares of the Company’s Common Stock, under which authority the Company repurchased 9,926,589 shares during 2006 under an Accelerated Share Repurchase Agreement (“ASR”). The 3,406,745 shares remaining under the August 2006 authorization, combined with 8,360,000 shares remaining under Board authorization from April 2006, left the Company with authorization to repurchase up to 11,766,745 shares as of January 1, 2007. The Company completed the aforementioned ASR with the repurchase of 615,514 shares during the first quarter of 2007. During 2007 the Company entered into a second ASR, as announced in the Company’s 8-K filing on June 7, 2007, by repurchasing 8,022,254 shares during the second quarter of 2007. This ASR was completed in the third quarter of 2007 when the Company received, without additional payment, an additional 1,462,091 shares. On August 14, 2007, the Board of Directors authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.

Table 24 – Funds Purchased and Securities Sold Under Agreements to Repurchase1

	As of December 31		Daily Average		Maximum Outstanding at Any Month-end
(Dollars in millions)	Balance	Rate	Balance	Rate
2007	$9,179.5	3.69%	$9,398.7	4.68%	$13,285.1
2006	11,818.0	4.90	11,526.5	4.71	13,980.7
2005	10,374.5	3.88	10,331.3	3.02	12,610.5

[1]

Consists of federal funds purchased and securities sold under agreements to repurchase that mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.

Table 25 – Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More

	At December 31, 2007
(Dollars in millions)	Consumer Time	Brokered Time	Foreign Time	Other Time	Total
Months to maturity:
3 or less	$3,988.0	$762.0	$4,257.6	$102.4	$9,110.0
Over 3 through 6	3,292.2	3,515.8	-	-	6,808.0
Over 6 through 12	4,006.5	1,515.1	-	-	5,521.6
Over 12	1,152.5	5,942.0	-	-	7,094.5

Total	$12,439.2	$11,734.9	$4,257.6	$102.4	$28,534.1

Table 26 - Maturity Distribution of Securities Available for Sale

	As of December 31, 2007
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
U.S. Treasury and other U.S. government agencies and corporations	$22.0	$250.5	$110.7	$-	$383.2
States and political subdivisions	152.7	516.5	298.9	84.5	1,052.6
Asset-backed securities[1]	161.3	80.4	-	-	241.7
Mortgage-backed securities[1]	118.3	829.7	6,162.0	2,975.8	10,085.8
Corporate bonds	7.6	17.7	169.8	37.1	232.2

Total debt securities	$461.9	$1,694.8	$6,741.4	$3,097.4	$11,995.5

Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$22.2	$254.9	$113.3	$-	$390.4
States and political subdivisions	153.2	524.8	304.8	84.5	1,067.3
Asset-backed securities[1]	136.3	74.0	-	-	210.3
Mortgage-backed securities[1]	118.3	829.8	6,196.5	2,996.6	10,141.2
Corporate bonds	7.6	18.0	170.3	35.4	231.3

Total debt securities	$437.6	$1,701.5	$6,784.9	$3,116.5	$12,040.5

Weighted average yield (FTE):
U.S. Treasury and other U.S. government agencies and corporations	5.03%	4.31%	5.24%	-%	4.62%
States and political subdivisions	6.30	6.06	5.94	5.63	6.03
Asset-backed securities[1]	6.25	5.81	-	-	6.11
Mortgage-backed securities[1]	6.44	5.55	5.55	5.63	5.58
Corporate bonds	4.76	5.32	6.08	5.90	5.95

Total debt securities	6.23%	5.54%	5.58%	5.63%	5.61%

[1]	Distribution of maturities is based on the expected average life of the asset and is based upon amortized cost.

Table 27 - Loan Maturity

	As of December 31, 2007 Remaining Maturities of Selected Loans
(Dollars in millions)	Total	Within 1 Year	1-5 Years	After 5 Years

Loan Maturity
Commercial and commercial real estate[1]	$43,090.6	$16,833.7	$22,533.4	$3,723.5
Real estate - construction	13,776.7	9,860.6	3,349.0	567.1

Total	$56,867.3	$26,694.3	$25,882.4	$4,290.6

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$6,472.9	$1,765.9
Floating or adjustable interest rates			19,409.5	2,524.7

Total			$25,882.4	$4,290.6

[1]	Excludes $5.4 billion in lease financing.

Item 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A which is incorporated herein by reference.

Item 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheet of SunTrust Banks Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. and subsidiaries at December 31, 2007 and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements and Statement of Financial Accounting Standards No.159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2007.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunTrust Banks, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of SunTrust Banks, Inc. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Atlanta, Georgia

March 1, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). SunTrust Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SunTrust Banks, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2007 and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 19, 2008

SUNTRUST BANKS, INC.

Consolidated Statements of Income

	For the Twelve Months Ended December 31
(Dollars in thousands except per share data)	2007	2006	2005
Interest Income
Interest and fees on loans	$7,979,281	$7,688,689	$5,961,122
Interest and fees on loans held for sale	668,939	727,991	485,724
Interest and dividends on securities available for sale
Taxable interest	516,289	1,022,888	1,032,785
Tax-exempt interest	43,158	39,357	35,733
Dividends[1]	122,779	123,870	104,215
Interest on funds sold and securities purchased under agreements to resell	48,835	56,964	43,206
Interest on deposits in other banks	1,305	3,360	867
Trading account interest	655,334	128,901	67,657

Total interest income	10,035,920	9,792,020	7,731,309

Interest Expense
Interest on deposits	3,660,766	3,464,700	1,832,975
Interest on funds purchased and securities sold under agreements to repurchase	440,260	543,057	312,193
Interest on trading liabilities	15,586	15,540	11,878
Interest on other short-term borrowings	121,011	74,326	83,087
Interest on long-term debt	1,078,753	1,033,932	912,210

Total interest expense	5,316,376	5,131,555	3,152,343

Net Interest Income	4,719,544	4,660,465	4,578,966
Provision for loan losses	664,922	262,536	176,886

Net interest income after provision for loan losses	4,054,622	4,397,929	4,402,080

Noninterest Income
Service charges on deposit accounts	822,031	763,720	772,519
Trust and investment management income	685,034	686,865	673,720
Retail investment services	278,042	233,974	213,274
Other charges and fees	479,074	462,063	456,481
Card fees	280,706	247,647	210,779
Investment banking income	214,885	230,553	216,530
Trading account profits/(losses) and commissions	(361,711)	113,047	145,120
Mortgage servicing related income	195,436	121,738	41,856
Mortgage production related income	90,983	217,428	144,885
Net gain on sale/leaseback of premises	118,840	-	-
Gain on sale upon merger of Lighthouse Partners	32,340	-	-
Net gain on sale of Bond Trustee business	-	112,759	-
Net gain on sale of RCM assets	-	-	23,382
Other noninterest income	349,907	329,055	263,653
Net securities gains/(losses)	243,117	(50,477)	(7,155)

Total noninterest income	3,428,684	3,468,372	3,155,044

Noninterest Expense
Employee compensation	2,329,034	2,253,527	2,117,156
Employee benefits	441,154	471,926	417,055
Outside processing and software	410,945	393,576	357,387
Net occupancy expense	351,238	334,213	312,070
Equipment expense	206,498	197,038	204,038
Marketing and customer development	195,043	173,205	156,711
Amortization of intangible assets	96,680	103,226	118,964
Visa litigation	76,930	-	-
Loss on extinguishment of debt	9,800	11,665	-
Merger expense	-	-	98,642
Other noninterest expense	1,116,455	941,484	908,706

Total noninterest expense	5,233,777	4,879,860	4,690,729

Income before provision for income taxes	2,249,529	2,986,441	2,866,395
Provision for income taxes	615,514	868,970	879,156

Net income	1,634,015	2,117,471	1,987,239
Preferred stock dividends	30,275	7,729	-

Net Income Available to Common Shareholders	$1,603,740	$2,109,742	$1,987,239

Net income per average common share
Diluted	$4.55	$5.82	$5.47
Basic	4.59	5.87	5.53
Average common shares – diluted	352,688	362,802	363,454
Average common shares – basic	349,346	359,413	359,066
[1] Includes dividends on common stock of The Coca-Cola Company	$60,915	$59,850	$54,058

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Balance Sheets

(Dollars in thousands)	As of
	December 31 2007	December 31 2006
Assets
Cash and due from banks	$4,270,917	$4,235,889
Interest-bearing deposits in other banks	24,355	21,810
Funds sold and securities purchased under agreements to resell	1,347,329	1,050,046

Cash and cash equivalents	5,642,601	5,307,745
Trading assets	10,518,379	2,777,629
Securities available for sale[1]	16,264,107	25,101,715
Loans held for sale (loans at fair value: $6,325,160 at December 31, 2007)	8,851,695	11,790,122
Loans (loans at fair value: $220,784 as of December 31, 2007)	122,318,994	121,454,333
Allowance for loan and lease losses	(1,282,504)	(1,044,521)

Net loans	121,036,490	120,409,812
Premises and equipment	1,595,691	1,977,412
Goodwill	6,921,493	6,889,860
Other intangible assets	1,362,995	1,181,984
Customers’ acceptance liability	22,418	15,878
Other real estate owned	183,753	55,460
Other assets	7,174,311	6,653,992

Total assets	$179,573,933	$182,161,609

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$21,083,234	$22,887,176
Interest-bearing consumer and commercial deposits	80,786,791	76,888,712

Total consumer and commercial deposits	101,870,025	99,775,888
Brokered deposits (CDs at fair value: $234,345 as of December 31, 2007; $97,370 as of December 31, 2006)	11,715,024	18,150,059
Foreign deposits	4,257,601	6,095,682

Total deposits	117,842,650	124,021,629
Funds purchased	3,431,185	4,867,591
Securities sold under agreements to repurchase	5,748,277	6,950,426
Other short-term borrowings	3,021,358	2,062,636
Long-term debt (debt at fair value: $7,446,980 as of December 31, 2007)	22,956,508	18,992,905
Acceptances outstanding	22,418	15,878
Trading liabilities	2,160,385	1,634,097
Other liabilities	6,338,634	5,802,841

Total liabilities	161,521,415	164,348,003

Preferred stock, no par value (liquidation preference of $100,000 per share)	500,000	500,000
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,707,293	6,627,196
Retained earnings	10,646,640	10,541,152
Treasury stock, at cost, and other	(1,779,142)	(1,151,269)
Accumulated other comprehensive income, net of tax	1,607,149	925,949

Total shareholders’ equity	18,052,518	17,813,606

Total liabilities and shareholders’ equity	$179,573,933	$182,161,609

Common shares outstanding	348,411,163	354,902,566
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	5,000
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	22,167,235	15,675,832

[1] Includes net unrealized gains on securities available for sale	$2,724,643	$2,103,362

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2005	$-	360,840	$370,578	$6,749,219	$8,118,710	($528,558)	$1,276,950	$15,986,899
Net income	-	-	-	-	1,987,239	-	-	1,987,239
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(10,744)	(10,744)
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(332,183)	(332,183)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	4,068	4,068

Total comprehensive income								1,648,380
Common stock dividends, $2.20 per share	-	-	-	-	(794,971)	-	-	(794,971)
Exercise of stock options and stock compensation element expense	-	2,663	-	13,438	-	147,802	-	161,240
Acquisition of treasury stock	-	(2,775)	-	-	-	(196,396)	-	(196,396)
Performance and restricted stock activity	-	143	-	(2,907)	-	9,606	-	6,699
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	9,190	-	9,190
Issuance of stock for employee benefit plans	-	1,113	-	1,795	-	64,420	-	66,215
Other activity	-	-	-	139	-		-	139

Balance, December 31, 2005	$-	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	-	-	-	-	2,117,471	-	-	2,117,471
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	36,235	36,235
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	330,771	330,771
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	5,879	5,879

Total comprehensive income								2,490,356
Adoption of SFAS No. 158	-	-	-	-	-	-	(385,027)	(385,027)
Common stock dividends, $2.44 per share	-	-	-	-	(879,568)	-	-	(879,568)
Preferred stock dividends, $1,548.78 per share	-	-	-	-	(7,729)	-	-	(7,729)
Issuance of preferred stock	500,000	-	-	(7,705)	-	-	-	492,295
Issuance of forward purchase contract for preferred stock	-	-	-	(9,416)	-	-	-	(9,416)
Exercise of stock options and stock compensation element expense	-	3,481	-	9,710	-	226,858	-	236,568
Acquisition of treasury stock	-	(13,102)	-	(98,877)	-	(1,006,166)	-	(1,105,043)
Performance and restricted stock activity	-	1,196	-	(24,503)	-	18,770	-	(5,733)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	18,340	-	18,340
Issuance of stock for employee benefit plans	-	1,141	-	(5,913)	-	72,081	-	66,168
Issuance of stock for BancMortgage contingent consideration	-	203	-	2,216	-	12,784	-	15,000

Balance, December 31, 2006	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606
Net income	-	-	-	-	1,634,015	-	-	1,634,015
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	139,732	139,732
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	243,986	243,986
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	70,401	70,401

Total comprehensive income								2,088,134
Common stock dividends, $2.92 per share	-	-	-	-	(1,026,594)	-	-	(1,026,594)
Preferred stock dividends, $6,055.02 per share	-	-	-	-	(30,275)	-	-	(30,275)
Exercise of stock options and stock compensation element expense	-	2,794	-	(1,471)	-	211,460	-	209,989
Acquisition of treasury stock	-	(10,758)	-	71,267	-	(924,652)	-	(853,385)
Performance and restricted stock activity	-	682	-	8,197	(3,535)	(10,507)	-	(5,845)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	34,820	-	34,820
Issuance of stock for employee benefit plans	-	785	-	2,046	-	60,594	-	62,640
Adoption of SFAS No. 159	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of SFAS No. 157	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of FIN 48	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of FSP FAS 13-2	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other activity	-	5	-	58	(459)	412	-	11

Balance, December 31, 2007	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,779,142)	$1,607,149	$18,052,518

1	Balance at December 31, 2007 includes $1,688,521 for treasury stock and $90,622 for compensation element of restricted stock.
Balance at December 31, 2006 includes $1,090,782 for treasury stock and $60,487 for compensation element of restricted stock.
Balance at December 31, 2005 includes $467,714 for treasury stock and $26,222 for compensation element of restricted stock.

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$1,634,015	$2,117,471	$1,987,239
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of Bond Trustee business	-	(112,759)	-
Net gain on sale of RCM assets	-	-	(23,382)
Net gain on sale upon merger of Lighthouse Partners	(32,340)	-	-
Depreciation, amortization and accretion	802,342	810,881	783,084
Gain on sale of mortgage servicing rights	(51,236)	(66,283)	-
Origination of mortgage servicing rights	(639,158)	(503,801)	(341,694)
Provisions for loan losses and foreclosed property	683,114	265,609	179,294
Deferred income tax (benefit) provision	(147,758)	107,966	178,318
Amortization of compensation element of performance and restricted stock	34,820	18,340	9,190
Stock option compensation	24,275	25,969	26,375
Excess tax benefits from stock-based compensation	(11,259)	(33,258)	-
Net securities (gains) losses	(243,117)	50,477	7,155
Net gain on sale/leaseback of premises	(118,840)	-	-
Net gain on sale of assets	(25,268)	(49,285)	(4,411)
Originated and purchased loans held for sale	(52,762,349)	(47,374,700)	(38,582,413)
Sales and securitizations of loans held for sale	55,241,777	49,308,909	31,467,023
Net increase in other assets	(1,961,352)	(470,225)	(1,874,683)
Net increase (decrease) in other liabilities	1,284,967	(207,285)	1,470,187

Net cash provided by (used in) operating activities	3,712,633	3,888,026	(4,718,718)

Cash Flows from Investing Activities:
Seix contingent consideration payout	(42,287)	-	-
Acquistion of TBK Investments	(19,200)	-	-
Acquistion of Inlign Investments	(13,000)	-	-
Proceeds from maturities, calls and repayments of securities available for sale	1,073,340	3,914,243	4,783,789
Proceeds from sales of securities available for sale	1,199,231	4,945,870	4,367,480
Purchases of securities available for sale	(7,640,289)	(6,931,905)	(7,221,819)
Proceeds from maturities, calls and repayments of trading securities	11,896,617	-	-
Proceeds from sales of trading securities	19,240,250	-	-
Purchases of trading securities	(22,717,152)	-	-
Loan originations net of principal collected	(7,158,570)	(9,490,800)	(14,070,420)
Proceeds from sale of loans	5,721,662	2,235,011	337,902
Proceeds from sale of mortgage servicing rights	270,215	211,157	-
Capital expenditures	(186,431)	(334,254)	(201,650)
Proceeds from the sale/leaseback of premises	764,368	-	-
Proceeds from the sale of other assets	145,871	45,203	42,841
Other investing activities	-	-	5,311

Net cash provided by (used in) investing activities	2,534,625	(5,405,475)	(11,956,566)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	2,100,134	2,214,246	5,470,301
Net (decrease) increase in foreign and brokered deposits	(8,273,116)	(235,055)	13,229,240
Net (decrease) increase in funds purchased and other short-term borrowings	(1,679,833)	1,568,496	906,777
Proceeds from the issuance of long-term debt	5,197,020	2,925,024	1,974,987
Repayment of long-term debt	(1,543,612)	(4,702,283)	(3,233,688)
Proceeds from the issuance of preferred stock	-	492,295	-
Proceeds from the exercise of stock options	186,000	215,947	135,701
Acquisition of treasury stock	(853,385)	(1,105,043)	(196,396)
Excess tax benefits from stock-based compensation	11,259	33,258	-
Common and preferred dividends paid	(1,056,869)	(887,297)	(794,971)

Net cash (used in) provided by financing activities	(5,912,402)	519,588	17,491,951

Net increase (decrease) in cash and cash equivalents	334,856	(997,861)	816,667
Cash and cash equivalents at beginning of period	5,307,745	6,305,606	5,488,939

Cash and cash equivalents at end of period	$5,642,601	$5,307,745	$6,305,606

Supplemental Disclosures:
Interest paid	$5,277,639	$5,088,403	$3,027,834
Income taxes paid	724,351	709,168	684,042
Income taxes refunded	(13,859)	(14,762)	(17,593)
Securities transferred from available for sale to trading	15,143,109	-	-
Loans transferred from loans to loans held for sale	4,054,246	-	-
Loans transferred from loans held for sale to loans	837,401	-	-

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

General

SunTrust Banks, Inc. (“SunTrust” or the “Company”) one of the nation’s largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operated under five business segments during 2007. These business segments are: Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage and capital markets services.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold and securities purchased under agreements to resell. Generally, cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Securities and Trading Activities

Securities are classified at trade date as trading or available for sale securities. Securities available for sale are used as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield over the life of the security. Securities available for sale are carried at fair value with unrealized gains and losses, net of any tax effect, included in accumulated other comprehensive income as a component of shareholders’ equity. Realized gains and losses on securities are determined using the specific identification method and are recognized currently in the Consolidated Statements of Income. The Company reviews available for sale securities for impairment on a quarterly basis. The Company determines whether a decline in fair value below the amortized cost basis is other-than-temporary. An available for sale security that has been other-than-temporarily impaired is written down to fair value, and the amount of the write down is accounted for as a realized loss in the Consolidated Statements of Income. Trading account assets and liabilities are carried at fair value. Realized and unrealized gains and losses are determined using the specific identification method and are recognized as a component of noninterest income in the Consolidated Statements of Income.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Securities that are purchased beneficial interests or beneficial interests that continue to be held in securitized financial assets (other than those of high credit quality or sufficiently collateralized to ensure the possibility of credit loss is remote) are accounted for under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets”. Accordingly, the Company evaluates whether there has been an adverse change in the present value of estimated cash flows from the present value of cash flows previously projected, in order to determine if an other-than-temporary impairment exists.

Nonmarketable equity securities include venture capital equity and certain mezzanine securities that are not publicly traded as well as equity investments acquired for various purposes. These securities are accounted for under the cost or equity method and are included in other assets. The Company reviews nonmarketable securities accounted for under the cost method on a quarterly basis and reduces the asset value when declines in value are considered to be other-than-temporary. Equity method investments are recorded at cost adjusted to reflect the Company’s portion of income, loss or dividends of the investee. Realized income, realized losses and estimated other-than-temporary unrealized losses on cost and equity method investments are recognized in noninterest income in the Consolidated Statements of Income.

Loans Held for Sale

Loans held for sale are recorded at either the lower of cost or fair value, applied on a loan-by-loan basis, or fair value if elected to be accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Origination fees and costs for loans held for sale recorded at the lower of cost or fair value are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for newly-originated loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When market data is not available, the Company estimates fair value based on third party indications of fair value, which may also include adjustments made for specific loan characteristics. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.

The Company transfers certain residential mortgage loans, commercial loans, and student loans to a held for sale classification at the lower of cost or fair value. At the time of transfer, any losses are recorded as a reduction in the allowance for loan losses with subsequent losses recorded as a component of noninterest income in the Consolidated Statements of Income. The Company may also transfer loans from held for sale to held for investment. At the time of transfer, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield using the interest method, unless the loan was elected upon origination to be accounted for at fair value under SFAS No. 159. If a held for sale loan is transferred for which fair value accounting was elected, it will continue to be accounted for at fair value in the held for investment portfolio.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. The Company’s loan balance is comprised of loans held in portfolio, including commercial loans, consumer loans, real estate loans and lines, credit card receivables, nonaccrual and restructured loans, direct financing leases, and leveraged leases. Interest income on all types of loans is accrued based upon the outstanding principal amounts, except those classified as nonaccrual loans. The Company typically classifies commercial loans as nonaccrual when one of the following events occurs: (i) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. Consumer and residential mortgage loans are typically placed on nonaccrual when payments have been in default for 90 and 120 days or more, respectively.

When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is either recorded using the cash basis method of accounting or recognized at the end of the loan after the principal has been reduced to zero, depending on the type of loan. If and when borrowers demonstrate the ability to repay

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company accounts for loans in accordance with SFAS No. 15 “Accounting by Debtor and Creditors for Troubled Debt Restructurings,” when due to a deterioration in a borrower’s financial position, the Company grants concessions that would not otherwise be considered. Troubled debt restructured loans are tested for impairment under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and placed in non-accrual status. If borrowers perform pursuant to the modified loan terms for at least six months and the remaining loan balances are considered collectible, the loans are returned to accrual status. When the Company modifies the terms of an existing loan that is not considered a troubled debt restructuring, the Company follows the provisions of EITF No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments.”

For loans accounted for at carrying value, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one year. Fees received for providing loan commitments that result in loans are deferred and then recognized over the term of the loan as an adjustment of the yield. Origination fees and costs are recognized in noninterest income at the time of origination for newly originated loans that are accounted for at fair value.

Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluation considers prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. Specific allowances for loan and lease losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans and leases is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans and leases grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment. These factors include the inherent imprecisions in models and lagging or incomplete data.

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90-days past-due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with FFIEC guidelines. Commercial loans and real estate loans are typically placed on nonaccrual when principal or interest is past-due for 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets’ estimated useful lives. Certain leases are capitalized as assets for

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

financial reporting purposes. Such capitalized assets are amortized, using the straight-line method, over the terms of the leases. Construction and software in process primarily includes in-process branch expansion, branch renovation, and software development projects. Upon completion, branch related projects are maintained in premises and equipment while completed software projects are reclassified to other assets. Maintenance and repairs are charged to expense, and improvements are capitalized.

Goodwill and Other Intangibles Assets

Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. Goodwill is assigned to the Company’s reporting units that are expected to benefit from the synergies of the business combination.

Goodwill is not amortized and instead is tested for impairment, at least annually, at the reporting unit level. The goodwill impairment test is performed in two phases. The first phase is used to identify potential impairment and the second phase, if required, identifies the amount of impairment by comparing the carrying amount of goodwill to its implied fair value.

Identified intangible assets that have a finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Mortgage Servicing Rights (“MSRs”)

The Company recognizes as assets the rights to service mortgage loans for others whether the MSRs are acquired through purchase or loan origination. Purchased MSRs are capitalized at cost. For loans originated and sold where the MSRs have been retained, the Company records MSRs based on their estimated fair value at the time of sale of the underlying mortgage loan. Fair value is determined through a review of valuation assumptions that are supported by market and economic data collected from various outside sources. The carrying value of MSRs is maintained on the Consolidated Balance Sheets in other intangible assets.

Amortization of MSR’s related to outstanding loans is recorded based on the cash flows as estimated by future net servicing income, including the write-off of MSRs associated with loans that are paid in full. The projected future cash flows are calculated and updated monthly by applying market-based assumptions. Impairment for MSRs is determined based on the fair value of the rights, stratified by predominate risk characteristics according to interest rate and type of related loan. No impairment has been recognized, but if present, would be recognized through a valuation allowance with a corresponding charge recorded in the Consolidated Statement of Income.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of the loan balance or fair value at the date of foreclosure, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value, less estimated costs to sell.

Loan Sales and Securitizations

The Company sells and at times may securitize loans and other financial assets. When the Company securitizes assets, it may hold a portion of the securities issued, including senior interests, subordinated and other residual interests, interest-only strips, and principal-only strips, all of which are considered interests in the transferred assets that continue to be held by the Company. Interests in securitized assets that continue to be held by the Company, excluding servicing assets, if any, are typically classified as either securities available for sale or trading assets and are recorded at their allocated carrying amounts based on the relative fair value of the assets sold and interests that continue to be held by the Company. These interests are subsequently carried at fair value, which is based on independent, third-party market prices, market prices for similar assets, or discounted cash flow analyses. If market prices are not available, fair value is calculated using management’s best

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Unrealized gains and losses on retained interests classified as available for sale are shown, net of any tax effect, in accumulated other comprehensive income as a component of shareholders’ equity. Realized gains and losses on available for sale or trading securities and unrealized gains and losses on trading securities are recorded in noninterest income in the Consolidated Statements of Income.

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt income. Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change was enacted. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance.

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

Derivative Financial Instruments

It is the policy of the Company to record all contracts that satisfy the definition of a derivative financial instrument (“derivative”) and are within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at fair value in the financial statements. The Company enters into various derivatives both in a dealer capacity to facilitate client transactions and as a risk management tool. Where derivatives have been used in client transactions, the Company typically enters into derivatives with dealers to offset its risk exposure. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market risks.

Derivatives entered into in a dealer capacity and those that either do not qualify for, or for which the Company has elected not to apply, hedge accounting are accounted for as free standing derivatives. In addition, as a normal part of its operations, the Company enters into certain interest rate lock commitments on mortgage loans that are accounted for as freestanding derivatives under SFAS No. 133. Freestanding derivatives are carried at fair value on the balance sheet, with changes in fair value recorded in noninterest income.

When a derivative is entered into for the purpose of hedge accounting pursuant to the provisions of SFAS No. 133, the Company will prepare written hedge documentation designating the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge) or (2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and have included (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item and (iii) comparison of the critical terms of the hedged item and the hedging derivative. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged item that are attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

and that has been designated and qualifies as a cash flow hedge are initially recorded in accumulated other comprehensive income and reclassified to earnings in the same period that the hedged item impacts earnings; any ineffective portion is recorded in current period earnings. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly for ongoing effectiveness. Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For all fair value hedges and for cash flow hedges where the hedged transaction is still probable to occur, the impacts of the prior hedge accounting are recognized in current period earnings over the originally designated hedged period.

The Company also evaluates contracts to determine whether any embedded derivatives exist and, further, whether any of those embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives in accordance with the provisions of SFAS No. 133. The Company adopted the provisions of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” as of January 1, 2006, which permits an election to carry at fair value contracts containing embedded derivatives.

For additional information on the Company’s derivative activities, refer to Note 17, “Variable Interest Entities, Derivatives, and Off-Balance Sheet Arrangements,” to the Consolidated Financial Statements.

Stock-based Compensation

The Company sponsors stock plans under which incentive and nonqualified stock options, restricted stock, and performance based restricted stock may be granted periodically to certain employees. The Company accounted for all awards granted after January 1, 2002 under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The required disclosures related to the Company’s stock-based employee compensation plan are included in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements. Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised) “Share-Based Payment,” (“SFAS No. 123(R)”), using the modified prospective application method. The modified prospective application method was applied to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, compensation cost has been recognized on the portion of awards for which service has been rendered. Additionally, rather than recognizing forfeitures as they occur, beginning January 1, 2006, the Company began estimating the number of awards for which it is probable that service will be rendered and adjusted compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures.

Employee Benefits

Employee benefits expense includes the net periodic benefit costs associated with the pension, supplemental retirement, and other postretirement benefit plans, as well as contributions under the defined contribution plan, the amortization of performance and restricted stock, stock option awards, and costs of other employee benefits.

Foreign Currency Transactions

Foreign denominated assets and liabilities resulting from foreign currency transactions are valued using period end foreign exchange rates and the associated interest income or expense is determined using approximate weighted average exchange rates for the period. The Company may elect to enter into foreign currency derivatives to mitigate its exposure to changes in foreign exchange rates. The derivative contracts are valued at fair value. Gains and losses resulting from such valuations are included as noninterest income in the Consolidated Statements of Income.

Fair Value

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available for sale and trading securities, loans held for sale, long-term debt, and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis, MSRs, goodwill, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value, which are in accordance with SFAS No. 157.

In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires that all separately recognized MSRs be initially measured at fair value. Subsequently, an entity may either recognize its MSRs at fair value or amortize its MSRs over an estimated life and assess for impairment at least quarterly. SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial assets. Additional disclosures for all separately recognized MSRs are also required. In accordance with SFAS No. 156, SunTrust is initially measuring MSRs at fair value and will continue to subsequently amortize its MSRs based on estimated future net servicing income with at least quarterly assessments for impairment. The Company adopted the provisions of SFAS No. 156 effective January 1, 2007. The adoption did not have a material impact on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before a tax benefit can be recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $55.0 million ($46.0 million on an after-tax basis), a reduction to opening retained earnings of $41.9 million, and an increase to goodwill of $4.1 million. Additionally, in connection with its adoption of FIN 48, the Company elected to classify interest and penalties related to tax positions as a component of income tax expense.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The guidance clarifies the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that is not limited to the employee’s active service period and concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee since the postretirement benefit obligation is not effectively settled through the purchase of the endorsement split-dollar life insurance policy. Also, in March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Issue clarifies the accounting for collateral split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and clarifies the accounting for assets related to collateral split-dollar insurance assignment arrangements. This Issue requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee and concluded that the asset recorded should also be measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company adopted EITF No. 06-4 and EITF No. 06-10 effective January 1, 2008. The Company is continuing to refine the actual financial statement impact resulting from its adoption of these standards, but it is expected that the cumulative effect adjustment to equity as a result of the change in accounting principle will not represent a material impact on the Company’s financial position and results of operations.

In September 2006, the EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance –Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This Issue clarifies how a company should determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4, and requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered, unless all policies are required to be surrendered as a group. This Issue became effective for the Company on January 1, 2007 and the adoption did not have an impact on its financial position and results of operations.

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

The most significant financial impacts of adopting the provisions of SFAS No. 157 related to valuing mortgage loans held for sale and mortgage loan commitments (related to loans intended to be held for sale) that are derivatives under the provisions of SFAS No. 133, as amended by SFAS No. 149. Under SFAS No. 157, the fair value of a closed loan includes the embedded cash flows that are ultimately realized as servicing value either through retention of the servicing asset or through the sale of

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

a loan on a servicing released basis. The valuation of loan commitments includes assumptions related to the likelihood that a commitment will ultimately result in a closed loan (“pull-through rates”). These pull-through rates are based on the Company’s historical data, which is a significant unobservable assumption. Prior accounting requirements under the EITF No. 02-03, “Accounting for Contracts involved in Energy Trading and Risk Managements Activities,” precluded the recognition of any day one gains and losses if fair value was not based on market observable data. Rather, these deferred gains and losses were recognized when the rate lock expired or when the underlying loan was ultimately sold. The change in valuation methodology under SFAS No. 157 accelerates the recognition of these day one gains and losses, excluding the servicing value. As a result of adopting SFAS No. 157, the Company recorded a $10.9 million reduction to opening retained earnings on January 1, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. As a result of adopting SFAS No. 159, the Company recorded a $388.6 million reduction to opening retained earnings on January 1, 2007. SFAS No. 157 and SFAS No. 159 are effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. The Company elected to early adopt the provisions of these statements effective January 1, 2007. See Note 20, “Fair Value,” to the Consolidated Financial Statements for related disclosures.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. Under the provisions of this pronouncement, a company shall make an accounting policy decision whether or not to offset fair value amounts recognized for derivative instruments under master netting arrangements. A company’s decision whether to offset or not must be applied consistently. FSP FIN 39-1 is effective for annual periods beginning after November 15, 2007. The Company adopted FSP FIN 39-1 effective January 1, 2008 and currently has elected not to offset fair value amounts related to collateral arrangements recognized for derivative instruments under master netting arrangements; therefore, the adoption did not have an impact on our financial position and results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109. SAB No. 109 revises the view expressed in SAB No. 105 and states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 expands to all loan commitments, the view that internally-developed intangible assets, such as customer relationship intangible assets, should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 is effective on a prospective basis for loan servicing activities related to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Effective January 1, 2008, the Company began including the value associated with the servicing of loans in the measurement of all written loan commitments issued after that date that are accounted for at fair value through earnings. The adoption did not have a material impact on the Company’s financial position and results of operations, and the inclusion of servicing in the loan commitments value is expected to reduce the potential future liability of loan commitments.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operations; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51”. SFAS No. 160 requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and noncontrolling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the noncontrolling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact that this standard will have on its financial position and results of operations.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 2 – Acquisitions/Dispositions

During the three year period ended December 31, 2007, SunTrust consummated the following acquisitions and dispositions:

	Date	Cash or other consideration (paid)/received	Goodwill	Other Intangibles	Gain/ (Loss)	Other
2007
Acquisition of Inlign Wealth Management Investments, LLC[1]	12/31/07	($13.0)	$7.3	$4.1	$-
Acquisition of TBK Investments, Inc.[1]	9/6/07	(19.2)	10.6	6.5	-
Lighthouse Partners, LLC, a wholly owned subsidiary, was merged with and into Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”)	3/30/07	-	(48.5)	24.1	32.3	SunTrust received a 24.9% interest in Lighthouse Investment Partners, LLC
GenSpring Holdings, Inc. (formerly “AMA Holdings, Inc.”) called minority member owned interests in GenSpring Family Offices, LLC (formerly “Asset Management Advisors, LLC”) [2]	Various	(12.4)	10.2	2.2	-
Contingent consideration paid to the former owners of Prime Performance , Inc. (“Prime Performance”), a Company formerly acquired by National Commerce Financial Corporation (“NCF”)	3/12/07	(7.0)	7.0	-	-	Obligations to the former owners of Prime Performance were fully discharged
Contingent consideration paid to the former owners of Seix Investment Advisors, Inc. (“Seix”)	2/23/07	(42.3)	42.3	-	-	Goodwill recorded is tax-deductible.
Contingent consideration paid to the former owners of Sun America Mortgage (“SunAmerica”)	2/13/07	(1.4)	1.4	-	-	Goodwill recorded is tax-deductible.

2006
Sale of Bond Trustee Business to U.S. Bank, N.A. (“U.S. Bank”)	9/29/06	113.8	-	-	112.8	Transferred $21 billion in non-managed corporate trust assets to U.S. Bank.
AMA Holdings Inc., called minority member owned interests in AMA, LLC	Various	(14.6)	9.5	5.1	-	Goodwill and intangibles recorded are both tax-deductible.
Contingent consideration paid to the former owners of Prime Inc.	4/4/06	(1.3)	1.3	-	-	Goodwill recorded is tax-deductible.
Sale of minority interest in First Market Bank, FSB	3/31/06	82.6	-	-	3.6
Contingent consideration paid to the former owners of BancMortgage Financial Corporation (a company formerly acquired by NCF)	3/30/06	(22.5)	22.5	-	-	Consideration included $15 million in SunTrust common stock (202,866 shares) and $7.5 million in cash. Goodwill recorded is non tax-deductible.
Acquisition of 11 Florida Wal-Mart banking branches from Community Bank of Florida	3/17/06	51.3	-	1.1	-	Acquired $5.1 million in assets and $56.4 million in deposits and related liabilities. Other intangibles recorded are tax-deductible.
Contingent consideration paid to the former owners of SunAmerica	3/10/06	(3.9)	3.9	-	-	Goodwill recorded is tax-deductible.

2005
Sale of Carswell of Carolina, Inc., a full service insurance agency	12/31/05	10.9	-	-	-
AMA Holdings, Inc., called minority member owned interests in AMA, LLC	Various	(3.3)	3.3	-	-	Goodwill recorded is tax-deductible.
Sale of factoring assets of the factoring division, Receivables Capital Management (“RCM”), to an affiliate of CIT Group, Inc.	3/31/05	238.0	-	-	23.4
Contingent consideration paid to the former owners of SunAmerica	3/9/05	(4.3)	4.3	-	-	Goodwill recorded is tax-deductible.
Acquired remaining 20% minority interest in Lighthouse Partners, LLC	1/27/05	(50.9)	39.8	11.1	-	Goodwill and intangibles recorded are both tax-deductible.

[1]	Acquisition by GenSpring Family Offices, LLC a wholly owned subsidiary of SunTrust
[2]

As of December 31, 2007, GenSpring Holdings, Inc. owned 65% of the member interests of GenSpring Family Offices, LLC, while 35% were owned by employees. The employee interests are subject to certain vesting requirements. If an employee vests, they may be called by GenSpring Holdings, Inc. (and some of the interests may be put to GenSpring Holdings, Inc. by the employees) at certain dates in the future in accordance with the applicable plan or agreement pursuant to which they were granted.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

On January 2, 2008, SunTrust completed the sale of its 24.9% minority interest in Lighthouse Investment Partners to HFA Holdings Ltd., an Australian fund manager. SunTrust received $155.0 million in cash consideration, which exceeded the carrying value of its investment. This minority interest was created on March 30, 2007 when SunTrust merged its wholly-owned subsidiary, Lighthouse Partners into Lighthouse Investment Partners. The Company will continue to earn a revenue share related to clients it refers to the funds.

Note 3 – Funds Sold and Securities Purchased Under Agreements to Resell

Funds sold and securities purchased under agreements to resell at December 31 were as follows:

(Dollars in thousands)	2007	2006
Federal funds	$400,300	$209,225
Resell agreements	947,029	840,821

Total funds sold and securities purchased under agreements to resell	$1,347,329	$1,050,046

Securities purchased under agreements to resell are collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. The Company takes possession of all securities under agreements to resell and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. The Company requires collateral between 100% and 105% of the underlying securities. The total market value of the collateral held was $999.0 million and $849.9 million at December 31, 2007 and 2006, of which $527.8 million and $561.8 million was repledged, respectively.

Note 4 – Trading Assets and Liabilities

The fair values of the components of trading account assets and liabilities at December 31 were as follows:

(Dollars in thousands)	2007	2006
Trading Assets
U.S. government and agency securities	$4,133,490	$838,301
Corporate and other debt securities	2,821,737	409,029
Equity securities	242,680	2,254
Mortgage-backed securities	938,930	140,531
Derivative contracts	1,977,401	1,064,263
Municipal securities	171,203	293,311
Commercial paper	2,368	29,940
Other securities and loans	230,570	-

Total trading assets	$10,518,379	$2,777,629

Trading Liabilities
U.S. government and agency securities	$404,501	$382,819
Corporate and other debt securities	126,437	-
Equity securities	68	77
Mortgage-backed securities	61,672	-
Derivative contracts	1,567,707	1,251,201

Total trading liabilities	$2,160,385	$1,634,097

The Company purchased certain trading securities, classified primarily within corporate and other debt securities, during the latter half of 2007 from (i) an institutional private placement fund managed by Trusco Capital Management, Inc. (“Trusco”), a subsidiary of the Company, (ii) Three Pillars Funding, LLC, a multi-seller commercial paper conduit sponsored by the Company and (iii) certain money market funds managed by Trusco. The acquired securities were predominantly AAA or AA-rated at the time they were originally purchased by these entities. In the fourth quarter of 2007, while certain securities were not downgraded, these securities experienced an increase in the loss severity of the underlying collateral, which included Alt-A and subprime mortgages, resulting in a decline in market value of these securities. Total valuation losses recorded with respect to these instruments during 2007 were $527.7 million.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company maintains an active trading portfolio, carried at fair value, for balance sheet management purposes and manages the potential market volatility of these securities with appropriate duration and/or hedging strategies. During 2007, the Company replaced $4.6 billion of trading securities that were pledged as collateral with letters of credit issued by the FHLB. The Company elected to record these letters of credit at fair value pursuant to the provisions of SFAS No. 159.

Note 5 – Securities Available for Sale

Securities available for sale at December 31 were as follows:

	2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$383,159	$7,154	$1	$390,312
States and political subdivisions	1,052,621	16,142	1,453	1,067,310
Asset-backed securities	241,700	33	31,383	210,350
Mortgage-backed securities	10,085,802	71,727	16,327	10,141,202
Corporate bonds	232,230	708	1,649	231,289
Common stock of The Coca-Cola Company	100	2,674,305	-	2,674,405
Other securities[1]	1,543,852	5,387	-	1,549,239

Total securities available for sale	$13,539,464	$2,775,456	$50,813	$16,264,107

	2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$1,607,999	$8,602	$16,144	$1,600,457
States and political subdivisions	1,032,247	13,515	4,639	1,041,123
Asset-backed securities	1,128,032	1,891	17,584	1,112,339
Mortgage-backed securities	17,337,311	37,365	243,762	17,130,914
Corporate bonds	468,855	1,477	7,521	462,811
Common stock of The Coca-Cola Company	110	2,324,716	-	2,324,826
Other securities[1]	1,423,799	5,446	-	1,429,245

Total securities available for sale	$22,998,353	$2,393,012	$289,650	$25,101,715

[1]	Includes $792.4 million and $729.4 million at December 31, 2007 and December 31, 2006, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

The amortized cost and fair value of investments in debt securities at December 31, 2007 by estimated average life are shown below. Actual cash flows will differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$461,878	$437,542
Due in one year through five years	1,694,912	1,701,529
Due after five years through ten years	6,741,305	6,784,849
Due after ten years	3,097,417	3,116,543

Total	$11,995,512	$12,040,463

Proceeds from the sale of available for sale securities were $1.2 billion, $4.9 billion and $4.4 billion in 2007, 2006 and 2005, respectively. Gross realized gains were $251.1 million, $69.4 million, and $21.7 million and gross realized losses on such sales were $8.0 million, $119.9 million, and $28.8 million in 2007, 2006, and 2005, respectively. Securities available for sale that were pledged to secure public deposits, trusts and other funds had fair values of $6.9 billion, $16.8 billion, and $18.1 billion at December 31, 2007, 2006, and 2005, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Securities with unrealized losses at December 31 were as follows:

	2007
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$41	$-	$9,968	$1	$10,009	$1
States and political subdivisions	47,666	264	102,888	1,189	150,554	1,453
Asset-backed securities	202,766	31,380	1,344	3	204,110	31,383
Mortgage-backed securities	683,475	5,104	808,551	11,223	1,492,026	16,327
Corporate bonds	43,954	1,370	32,001	279	75,955	1,649

Total securities with unrealized losses	$977,902	$38,118	$954,752	$12,695	$1,932,654	$50,813

	2006
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$138,467	$864	$859,815	$15,280	$998,282	$16,144
States and political subdivisions	112,893	545	211,746	4,094	324,639	4,639
Asset-backed securities	104,927	159	629,867	17,425	734,794	17,584
Mortgage-backed securities	1,997,556	10,207	11,651,772	233,555	13,649,328	243,762
Corporate bonds	19,797	497	336,193	7,024	355,990	7,521

Total securities with unrealized losses	$2,373,640	$12,272	$13,689,393	$277,378	$16,063,033	$289,650

During the first quarter of 2007, approximately $16.0 billion in available for sale securities were transferred to trading assets in conjunction with the Company’s comprehensive review of its balance sheet management strategies and adoption of SFAS No. 159. Market changes in interest rates and market changes in credit spreads will result in temporary unrealized losses as a normal fluctuation in the market price of securities. The $12.7 million in unrealized losses greater than 12 months are primarily Fannie Mae and Freddie Mac Agency adjustable rate mortgage-backed securities that were purchased in 2005 at lower yields than current market yields. The turmoil in the financial markets during the second half of 2007 increased market yields on agency mortgage-backed securities as a result of credit spreads widening. The Company has the intent and ability to hold these securities until recovery and has reviewed them for other-than-temporary impairment in accordance with the accounting policies outlined in Note 1 to the Consolidated Financial Statements and does not consider them to be other-than-temporarily impaired.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 6 – Loans

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

(Dollars in millions)	2007	2006
Commercial	$35,929.4	$34,613.9
Real estate:
Home equity lines	14,911.6	14,102.7
Construction	13,776.7	13,893.0
Residential mortgages	32,779.7	33,830.1
Commercial real estate	12,609.5	12,567.8
Consumer:
Direct	3,963.9	4,160.1
Indirect	7,494.1	7,936.0
Credit card	854.1	350.7

Total loans	$122,319.0	$121,454.3

Total nonaccrual loans at December 31, 2007 and 2006 were $1,430.4 million and $503.8 million, respectively. The gross amounts of interest income that would have been recorded in 2007, 2006, and 2005 on nonaccrual loans at December 31 of each year, if all such loans had been accruing interest at their contractual rates, were $85.0 million, $41.6 million, and $28.3 million, while interest income actually recognized totaled $17.3 million, $16.6 million, and $13.2 million, respectively.

At December 31, 2007 and 2006, impaired loans amounted to $177.5 million and $101.0 million, respectively. At December 31, 2007 and 2006, impaired loans requiring an allowance for loan losses were $145.2 million and $79.6 million, respectively. Included in the allowance for loan and lease losses was $17.5 million and $17.4 million at December 31, 2007 and 2006, respectively, related to impaired loans. For the years ended December 31, 2007, 2006, and 2005, the average recorded investment in impaired loans was $130.4 million, $131.7 million, and $191.6 million, respectively; and $8.6 million, $10.6 million, and $8.2 million, respectively, of interest income was recognized on loans while they were impaired. At December 31, 2007 and 2006, accruing loans past due 90 days or more were $611.0 million and $351.5 million, respectively.

During the fourth quarter of 2007, the Company transferred $837.4 million in loans held for sale to loans held for investment in response to liquidity issues in the market with respect to these loans. In accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” the loans were transferred at the lower of cost or market resulting in a write-down of $27.2 million. At December 31, 2007 and December 31, 2006, $36.1 billion of loans and $35.0 billion of loans, respectively were pledged as collateral for borrowings.

Note 7 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses for the twelve months ended December 31 is summarized in the table below:

(Dollars in thousands)	2007	2006	2005
Balance at beginning of year	$1,044,521	$1,028,128	$1,050,024
Allowance associated with loans at fair value[1]	(4,100)	-	-
Provision for loan losses	664,922	262,536	176,886
Loan charge-offs	(514,348)	(356,569)	(315,245)
Loan recoveries	91,509	110,426	116,463

Balance at end of year	$1,282,504	$1,044,521	$1,028,128

[1]	Amount removed from the allowance for loan losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 8 – Premises and Equipment

Premises and equipment at December 31 were as follows:

(Dollars in thousands)	Useful Life	2007	2006
Land	Indefinite	$382,066	$482,386
Buildings and improvements	2 - 40 years	1,002,105	1,481,222
Leasehold improvements	1 - 30 years	481,877	453,797
Furniture and equipment	1 - 20 years	1,381,130	1,278,801
Construction in progress		163,119	279,259

		3,410,297	3,975,465
Less accumulated depreciation and amortization		1,814,606	1,998,053

Total premises and equipment		$1,595,691	$1,977,412

During the fourth quarter of 2007, the Company completed multiple sale/leaseback transactions, consisting of over 300 of our branch properties and various individual office buildings. In total, the Company sold and concurrently leased back $545.9 million in land and buildings with associated accumulated depreciation of $285.7 million. Net proceeds were $764.4 million, resulting in a gain, net of transaction costs of $504.2 million. The Company recognized $118.8 million of the gain immediately. The remaining $385.4 million in gains were deferred and will be recognized ratably over the expected term of the respective leases, predominantly 10 years.

The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were not significant at December 31, 2007 and 2006.

Various Company facilities are leased under both capital and noncancelable operating leases with initial remaining terms in excess of one year. Minimum payments, by year and in aggregate, as of December 31, 2007 were as follows:

(Dollars in thousands)	Operating Leases	Capital Leases
2008	$193,666	$2,372
2009	181,458	2,384
2010	169,367	2,496
2011	149,888	2,544
2012	132,578	1,911
Thereafter	689,521	14,944

Total minimum lease payments	$1,516,478	26,651
Amounts representing interest		9,527

Present value of net minimum lease payments		$17,124

Net premises and equipment included $10.5 million and $14.3 million at December 31, 2007 and 2006, respectively, related to capital leases. Aggregate rent expense (principally for offices), including contingent rent expense, amounted to $182.8 million, $169.5 million, and $153.5 million for 2007, 2006, and 2005, respectively. Depreciation/amortization expense for the years ended December 31, 2007, 2006, and 2005 totaled $216.2 million, $209.4 million and $211.9 million, respectively.

The Company manages certain community development projects that generate tax credits and help it meet the requirements of the Community Reinvestment Act. The related interests in these projects are recorded within the other assets line item on the Consolidated Balance Sheets. During the fourth quarter of 2007, the Company completed a strategic review of these properties and determined that the sale of certain properties was possible, which resulted in the Company recording a $57.7 million impairment charge in other noninterest expense within the Commercial line of business during the fourth quarter of 2007.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 9 – Goodwill and Other Intangible Assets

Goodwill is tested for impairment on an annual basis and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its 2007 annual review based on information that was as of September 30, 2007; however, the analysis included assumptions that considered the current market conditions. The Company determined there was no impairment of goodwill as of this date and that no events or circumstances have occurred during the year that would more likely than not reduce the fair value of a reporting unit below its carrying value. The changes in the carrying amount of goodwill by reportable segment for the twelve months ended December 31, 2007 and 2006 are as follows:

(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total

Balance, January 1, 2006	$4,873,158	$1,261,363	$147,470	$247,985	$297,857	$7,335	$6,835,168
NCF purchase adjustments[1]	16,982	811	(1)	133	(1)	(505)	17,419
BancMortgage contingent consideration	-	-	-	22,500	-	-	22,500
Purchase of GenSpring (formerly AMA, LLC) minority shares	-	-	-	-	9,534	-	9,534
SunAmerica contingent consideration	-	-	-	3,906	-	-	3,906
Prime Performance contingent consideration	1,333	-	-	-	-	-	1,333

Balance, December 31, 2006	$4,891,473	$1,262,174	$147,469	$274,524	$307,390	$6,830	$6,889,860
NCF purchase adjustments[1]	(7,579)	9,469	(54)	(190)	2,418	(6,837)	(2,773)
Purchase of GenSpring minority shares	-	-	-	-	10,148	-	10,148
SunAmerica contingent consideration	-	-	-	1,368	-	-	1,368
Prime Performance contingent consideration	7,034	-	-	-	-	-	7,034
Seix contingent consideration	-	-	-	-	42,287	-	42,287
Sale upon merger of Lighthouse Partners	-	-	-	-	(48,474)	-	(48,474)

FIN 48 adoption adjustment	3,042	840	39	138	69	7	4,135
Acquisition of Inlign Wealth Management	-	-	-	-	7,332	-	7,332
Acquisition of TBK Investments, Inc.	-	-	-	-	10,576	-	10,576

Balance, December 31, 2007	$4,893,970	$1,272,483	$147,454	$275,840	$331,746	$-	$6,921,493

1	SFAS No. 141 requires net assets acquired in a business combination to be recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition. However, tax related adjustments are permitted to extend beyond one year due to the degree of estimation and complexity. The purchase adjustments in the above table represent adjustments to the estimated fair value of the acquired net assets within the guidelines under US GAAP. See Note 1 “Accounting Policies,” to the Consolidated Financial Statements for changes to be implemented upon adoption of SFAS No. 141( R ).

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The changes in carrying amounts of other intangible assets for the twelve months ended December 31 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2006	$324,743	$657,604	$140,620	$1,122,967
Amortization	(84,214)	(195,627)	(19,012)	(298,853)
MSRs originated	-	503,801	-	503,801
Community Bank of Florida branch acquisition	1,085	-	-	1,085
Reclass investment to trading assets	-	-	(1,050)	(1,050)
Purchase of GenSpring (formerly AMA, LLC) minority shares	-	-	5,072	5,072
Sale/securitization of MSRs	-	(155,269)	-	(155,269)
Issuance of noncompete agreement	-	-	4,231	4,231

Balance, December 31, 2006	$241,614	$810,509	$129,861	$1,181,984
Amortization	(68,959)	(181,263)	(27,721)	(277,943)
MSRs originated	-	639,158	-	639,158
Intangible assets obtained from sale upon merger of Lighthouse Partners, net	-	-	24,142	24,142
Client relationship intangible obtained from acquisition of TBK Investments, Inc.	-	-	6,520	6,520
Purchase of GenSpring (formerly AMA, LLC) minority shares	-	-	2,205	2,205
Client relationship intangible obtained from acquisition of Inlign Wealth Management	-	-	4,120	4,120
Intangible assets obtained from acquisition of minority interest in Alpha Equity Management	-	-	1,788	1,788
Sale of MSRs	-	(218,979)	-	(218,979)

Balance, December 31, 2007	$172,655	$1,049,425	$140,915	$1,362,995

The estimated amortization expense for intangible assets, excluding amortization of MSRs, is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
2008	$53,616	$24,804	$78,420
2009	36,529	18,466	54,995
2010	28,781	14,494	43,275
2011	22,552	11,587	34,139
2012	16,384	10,993	27,377
Thereafter	14,793	60,571	75,364

Total	$172,655	$140,915	$313,570

Note 10 – Other Short-Term Borrowings and Contractual Commitments

Other short-term borrowings as of December 31 include:

	2007		2006
(Dollars in thousands)	Balance	Rates	Balance	Rates
Federal funds purchased maturing in over one day	$-	-%	$1,006,000	5.27%
Master notes	1,683,387	3.45	744,524	4.58
U.S. Treasury demand notes	123,000	3.55	205,278	4.92
Short-term promissory notes	678,000	various	-	-
Dealer collateral	445,836	various	86,834	various
Other	91,135	various	20,000	various

Total other short-term borrowings	$3,021,358		$2,062,636

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The average balances of short-term borrowings for the years ended December 31, 2007, 2006, and 2005 were $2.5 billion, $1.5 billion, and $2.6 billion, respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2007, 2006, and 2005 were $3.8 billion, $2.4 billion, and $3.5 billion, respectively.

In the normal course of business, the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. As of December 31, 2007 the Company had $251.4 million in unconditional purchase obligations.

	As of December 31, 2007
(Dollars in thousands)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Purchase obligations[1]	$88,893	$135,486	$23,990	$3,008	$251,377

[1]	Includes contracts with a minimum annual payment of $5 million.

Note 11 – Securitization Activity and MSRs

The Company sells and securitizes residential mortgage loans, student loans, commercial loans, including commercial mortgage loans, as well as debt securities. Interests that continue to be held by the Company (“interests held”) in securitized assets, including debt securities, are recorded as securities available for sale or trading assets at their allocated carrying amounts based on the relative fair value at time of securitization. Interests held are subsequently carried at fair value. For subordinated and other residual interests for which there is no quoted market price, fair value is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Gains or losses upon securitization as well as servicing fees and collateral management fees are recorded in noninterest income.

Mortgage-related Securitizations

During 2007, SunTrust sold $2.5 billion of mortgage loans in securitization transactions in exchange for net proceeds of $2.3 billion and interests that continue to be held by the Company in the form of securities. As of December 31, 2007, the interests that continue to be held by the Company that are classified as trading securities have a fair value of $16.9 million, $12.6 million of which are investment grade securities. Investment grade securities are considered to be those of high or medium credit quality. As of December 31, 2007, the interests that continue to be held by the Company that are classified as securities available for sale have a fair value of $302.5 million, $300.3 million of which are investment grade securities. The fair values of these interests are based on dealer prices and prices of similar assets. The Company recognized net losses, excluding the impact of any related hedges, of $19.7 million related to the securitization of these assets. As of December 31, 2006, the Company had interests that continued to be held of $1.1 million classified as securities available for sale. Certain cash flows from the mortgage-related securitizations are as follows for the twelve months ending December 31, 2007:

(Dollars in millions)	Residential Mortgage Loans	Commercial Mortgage Loans
Proceeds from securitizations	$1,892.8	$416.3
Servicing fees received	3.0	0.2

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Other Securitizations

During 2007, the Company sold $2.3 billion of trust preferred securities and commercial loans and bonds into securitization and structured asset transactions and recognized net gains related to these transactions of $8.0 million. Certain cash flows from these securitizations are as follows for the twelve months ending December 31, 2007:

(Dollars in millions)	Commercial Loans and Bonds	Trust Preferred Securities
Proceeds from securitizations	$2,186.4	$158.8
Collateral manager fees	9.3	-
Servicing fees received	1.1	-
Other cash flows received on retained interests	22.2	-

As of December 31, 2007, the Company had interests that continued to be held of $449.8 million classified as trading assets, $358.8 million of which are investment grade securities. As of December 31, 2006, the Company had interests that continued to be held of $9.6 million classified as securities available for sale and $47.0 million classified as trading assets. For residual interests for which there is no quoted market price, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows on a quarterly basis. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated.

The key economic assumptions used to value residual interests retained at December 31, 2007 and sensitivity of the fair values to immediate adverse changes in those assumptions are as follows:

(Dollars in millions)	Fair Value	Weighted Average Life (in years)	Prepayment Rate	Expected Credit Losses	Annual Discount Rate
Commercial and Other Loans
Residual	$90.9	4.37	7% - 20%	0.35% - 2%	13% - 22%
As of December 31, 2007
Decline in fair value from 10% adverse change			$1.0	$1.0	$3.2
Decline in fair value from 20% adverse change			1.8	1.7	6.2

Portfolio balances, delinquency and historical loss amounts of managed portfolio loans for the years ending December 31, 2007 and 2006 are as follows:

	Principal Balance		Accruing loans Past Due 90 Days or More		Net Charge-offs
(Dollars in millions)	2007	2006	2007	2006	2007	2006
Type of loan:
Commercial	$40,346.0	$36,512.8	$26.2	$13.0	$116.6	$153.5
Residential mortgage and home equity	49,760.4	47,932.8	347.1	192.9	216.0	43.6
Commercial real estate and construction	26,806.6	26,460.8	33.9	32.5	11.2	2.2
Consumer	12,312.1	12,096.1	203.8	113.1	79.0	46.8

Total managed loans	129,225.1	123,002.5	$611.0	$351.5	$422.8	$246.1

Managed securitized loans	(6,906.1)	(1,548.2)

Total loan portfolio	$122,319.0	$121,454.3

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

MSRs

In addition to interests held in securities, the Company may retain MSRs from the sale or securitization of residential mortgage loans. A summary of the key economic assumptions used to measure total MSRs and the sensitivity of the December 31, 2007 and 2006 fair values to immediate 10% and 20% adverse changes in those assumptions follows:

	2007	2006
Prepayment rate (annual)	16.5%	16.8%
Weighted-average life (in years)	5	5
Discount rate	9.9%	10.3%
Weighted-average coupon	6.2	6.1

(Dollars in millions)	2007	2006
Fair value of retained MSRs	$1,407.1	$1,110.7
Prepayment rate assumption (annual)	16.5%	16.8%
Decline in fair value of 10% adverse change	$60.5	$44.5
Decline in fair value of 20% adverse change	115.4	84.8
Discount rate (annual)	9.9%	10.3%
Decline in fair value of 10% adverse change	$45.8	$35.4
Decline in fair value of 20% adverse change	88.7	68.6

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Furthermore, prepayment risk subjects the MSRs to impairment risk. The Company does not specifically hedge the MSRs portfolio for the potential impairment risk; however, it does employ a business strategy using the natural counter-cyclicality of the servicing and production business and may employ other financial instruments, including economic hedges, to manage the overall performance of the business. Contractually specified mortgage servicing fees and late fees earned for the twelve months ended December 31, 2007 and 2006 were $337.7 million and $259.8 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income. Since SunTrust does not discretely hedge its MSRs portfolio, the Company actively manages the size of MSRs and evaluates the market value in relation to holding MSRs.

The following is the activity of MSRs included in intangible assets in the Consolidated Balance Sheets as of December 31:

(Dollars in thousands)	2007	2006	2005
Balance at beginning of year	$810,509	$657,604	$482,392

Amortization[1]	(181,263)	(195,627)	(166,482)
Servicing rights originated	639,158	503,801	341,694
Sale/securitization of MSRs	(218,979)	(155,269)	-

Balance at end of year	$1,049,425	$810,509	$657,604

[1]	Included $85.5 million, $72.3 million, and $89.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, on loans that have been paid-in-full and loans that have been foreclosed.

No valuation allowances were required at December 31, 2007, 2006, and 2005 for the Company’s MSRs. As of December 31, 2007, 2006, and 2005, the total unpaid principal balance of mortgage loans serviced was $149.9 billion, $130.0 billion and $105.6 billion, respectively. Included in these amounts were $114.6 billion, $91.5 billion and $68.9 billion as of December 31, 2007, 2006, and 2005, respectively, of loans serviced for third parties.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12 – Long-Term Debt

Long term debt at December 31 consisted of the following:

(Dollars in thousands)	2007	2006
Parent Company Only
Senior
Floating rate notes due 2007 based on three month LIBOR + .08%	$-	$100,000
5.05% notes due 2007	-	299,319
3.625% notes due 2007	-	249,884
6.25% notes due 2008[3]	295,032	285,884
4.00% notes due 2008	349,827	349,636
4.25% notes due 2009	299,535	299,298
5.25% notes due 2012[3]	503,802	-
6.00% notes due 2017	499,962	-
Floating rate notes due 2019 based on three month LIBOR + .15%	50,563	50,563
6.00% notes due 2028	221,688	221,657

Total senior debt – Parent	2,220,409	1,856,241

Subordinated
7.75% notes due 2010[3]	320,140	287,473
6.00% notes due 2026	199,900	199,897

Total subordinated debt – Parent	520,040	487,370

Junior Subordinated
7.90% notes due 2027[1,2]	-	250,000
Floating rate notes due 2027 based on three month LIBOR + .67%[1]	349,740	349,731
Floating rate notes due 2027 based on three month LIBOR + .98%[1]	34,030	34,029
Floating rate notes due 2028 based on three month LIBOR + .65%[1]	249,736	249,729
6.10% notes due 2036[1]	999,831	999,700
5.588% notes due 2042[1]	500,000	500,000

Total junior subordinated debt – Parent	2,133,337	2,383,189

Total Parent Company (excluding intercompany of $189,835 in 2007 and 2006)	4,873,786	4,726,800

Subsidiaries
Senior
Floating rate notes due 2008 based on three month LIBOR + .08%	500,000	500,000
Floating rate notes due 2009 based on three month LIBOR + .10%	400,000	400,000
4.55% notes due 2009	199,946	199,912
Equity linked notes due 2009-2037	-	68,669
Floating rate euro notes due 2011 based on three month EURIBOR + .11%	1,458,400	1,319,000
Floating rate sterling notes due 2012 based on GBP LIBOR + .12%	793,120	-
Floating rate notes due 2012 based on three month LIBOR + .11%	1,000,000	-
Capital lease obligations	17,124	20,593
FHLB advances (0.00% – 8.79%; advances at fair value
$3,665,928 at December 31, 2007)	9,687,173	7,738,092
Direct finance lease obligations	260,760	254,092
Other	463,674	395,370

Total senior debt – subsidiaries	14,780,197	10,895,728

Subordinated
6.90% notes due 2007	-	98,705
6.375% notes due 2011[3]	1,042,133	959,523
5.00% notes due 2015[3]	526,860	530,760
Floating rate notes due 2015 based on three month LIBOR + .30%	200,000	200,000
Floating rate notes due 2015 based on three month LIBOR + .29%	300,000	300,000
5.45% notes due 2017[3]	478,428	496,229
5.20% notes due 2017[3]	332,221	342,897
6.50% notes due 2018	140,447	140,478
5.40% notes due 2020[3]	282,436	301,785

Total subordinated debt – subsidiaries	3,302,525	3,370,377

Total subsidiaries	18,082,722	14,266,105

Total long-term debt	$22,956,508	$18,992,905

[1]	Notes payable to trusts formed to issue Trust Preferred Securities totaled $2.1 billion and $2.4 billion at December 31, 2007 and 2006, respectively.
[2]	Debt was extinguished in 2007 prior to the contractual repayment date. The Company recognized a net loss of $9.8 million as a result of the prepayment.
[3]	Debt recorded at fair value as of December 31, 2007.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Principal amounts due for the next five years on long-term debt are: 2008 – $2,784.3 million; 2009 – $1,729.0 million; 2010 – $398.3 million; 2011 – $4,445.3 million; 2012 – $7,492.9 million; and thereafter—$6,106.7 million. Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. As of December 31, 2007, the Company was in compliance with all covenants and provisions of long-term debt agreements. Long-term debt of $2,133.3 million and $2,382.2 million as of December 31, 2007 and 2006, respectively, qualified as Tier 1 capital. As currently defined by federal bank regulators, long-term debt of $3,073.2 million and $3,404.5 million as of December 31, 2007 and 2006, respectively, qualified as Tier 2 capital.

In connection with FIN 46(R), the Company does not consolidate certain wholly-owned trusts which had been formed for the sole purpose of issuing trust preferred securities. The proceeds from the trust preferred securities issuances were invested in junior subordinated debentures of the Parent Company and Bank Parent Company. The obligations of these debentures constitute a full and unconditional guarantee by the Parent Company and Bank Parent Company of the trust preferred securities.

Note 13 – Earnings Per Share

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 9.1 million and 0.3 million related to stock options for the years ended December 31, 2007 and 2005, respectively, were excluded from the computations of diluted EPS because they would have been antidilutive. There were no antidilutive shares for the year ending December 31, 2006. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the twelve months ended December 31 is included in the following table:

(In thousands, except per share data)	2007	2006	2005
Diluted
Net income	$1,634,015	$2,117,471	$1,987,239
Preferred stock dividends	30,275	7,729	-

Net income available to common shareholders	$1,603,740	$2,109,742	$1,987,239

Average basic common shares	349,346	359,413	359,066
Effect of dilutive securities:
Stock options	2,396	2,261	2,723
Performance and restricted stock	946	1,128	1,665

Average diluted common shares	352,688	362,802	363,454

Earnings per average common share - diluted	$4.55	$5.82	$5.47

Basic
Net income	$1,634,015	$2,117,471	$1,987,239
Preferred stock dividends	30,275	7,729	-

Net income available to common shareholders	$1,603,740	$2,109,742	$1,987,239

Average basic common shares	349,346	359,413	359,066

Earnings per average common share - basic	$4.59	$5.87	$5.53

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14 – Capital

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets.

	2007		2006
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 capital	$11,425	6.93%	$12,525	7.72%
Total capital	16,994	10.30	18,025	11.11
Tier 1 leverage		6.90		7.23
SunTrust Bank
Tier 1 capital	12,338	7.60	12,832	7.97
Total capital	16,944	10.44	17,454	10.85
Tier 1 leverage		7.56		7.35

Substantially all of the Company’s retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. Retained earnings of the Bank available for payment of cash dividends to the Bank Parent Company under these regulations totaled approximately $0.6 billion and $1.8 billion at December 31, 2007 and 2006, respectively. The Company also has amounts of cash reserves required by the Federal Reserve. As of December 31, 2007 and 2006, these reserve requirements totaled $882.0 million and $901.2 million, respectively.

Preferred Stock

On September 12, 2006, the Company issued depositary shares representing ownership interests in 5,000 shares of Perpetual Preferred Stock, Series A, no par value and $100,000 liquidation preference per share (the “Series A Preferred Stock”). The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.53 percent, or 4.00 percent. Dividends on the shares were initially cumulative. However, dividends on the shares became non-cumulative immediately upon the effective date of an amendment to the Company’s articles of incorporation to eliminate the requirement that the Company’s preferred stock dividend be cumulative. The amendment became effective upon filing with the Secretary of State of the State of Georgia on April 17, 2007.

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

During the years ended December 31, 2007 and 2006, the Board declared and paid cash dividends on perpetual preferred stock totaling $30.3 million and $7.7 million, respectively.

Accelerated Share Repurchase Agreement

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

On October 24, 2006, the Company repurchased 9,926,589 shares of its common stock under an ASR agreement. The Company paid $875 million (gross of settlement costs) for the repurchased shares. In March 2007, the Company completed the ASR when it received, without additional payment, an additional 615,514 shares.

Note 15 – Income Taxes

The components of income tax expense included in the Consolidated Statements of Income were as follows:

(Dollars in thousands)	Year ended December 31,
	2007	2006	2005
Current income tax expense
Federal	$697,628	$753,523	$654,389
State	65,644	7,481	46,449

Total	$763,272	$761,004	$700,838

Deferred income tax expense (benefit)
Federal	($110,760)	$105,906	$162,628
State	(36,998)	2,060	15,690

Total	($147,758)	$107,966	$178,318

Total income tax expense	$615,514	$868,970	$879,156

The Company’s income from international operations, before provision for income taxes, was not significant. Additionally, the tax effects of unrealized gains and losses on securities available for sale, unrealized gains and losses on certain derivative financial instruments, and other comprehensive income related to certain retirement plans were recorded in other comprehensive income and had no effect on income tax expense (see Note 23 “Accumulated Other Comprehensive Income,” to the Consolidated Financial Statements.)

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 35% to the Company’s actual income tax expense and effective tax rate for the past three years is as follows:

	2007		2006		2005
(Dollars in thousands)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income

Income tax expense at federal statutory rate	$787,335	35.0%	$1,045,254	35.0%	$1,003,238	35.0%
Increase (decrease) resulting from:
Tax-exempt interest	(74,183)	(3.3)	(62,113)	(2.1)	(51,016)	(1.8)
Income tax credits, net	(75,480)	(3.4)	(68,646)	(2.3)	(67,130)	(2.3)
State income taxes, net of federal benefit	18,578	0.8	6,201	0.2	40,387	1.4
Dividends on subsidiary preferred stock	(23,884)	(1.0)	(21,779)	(0.7)	(22,456)	(0.8)
Other	(16,852)	(0.7)	(29,947)	(1.0)	(23,867)	(0.8)

Total income tax expense and rate	$615,514	27.4%	$868,970	29.1%	$879,156	30.7%

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Deferred income tax liabilities and assets result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of the net deferred tax liability at December 31 were as follows:

	December 31,
(Dollars in thousands)	2007	2006
Deferred Tax Assets
Allowance for loan losses	$474,252	$386,796
Accrued expenses	286,912	96,203
Securities	165,944	(89,910)
Other	169,867	136,321

Gross Deferred Tax Assets	$1,096,975	$529,410

Deferred Tax Liabilities
Net unrealized gains on available for sale securities, derivatives, and benefit obligations	$929,048	$521,568
Leasing	852,254	823,763
Employee benefits	148,529	185,737
Mortgage	484,459	311,774
Intangible assets	43,373	41,753
Fixed assets	33,800	44,334
Loans	87,616	97,971
Undistributed dividends	128,835	95,382
Other	97,164	80,381

Gross Deferred Tax Liabilities	$2,805,078	$2,202,663

Net Deferred Tax Liability	$1,708,103	$1,673,253

SunTrust and its subsidiaries file consolidated income tax returns where permissible or required. Each subsidiary generally remits current taxes to or receives current refunds from the Parent Company based on what would be required had the subsidiary filed an income tax return as a separate entity. Deferred tax assets resulting from state net operating loss carryforwards consist of $83.7 million (net of a valuation allowance of $38.8 million) for 2007 and $62.6 million (net of valuation allowance of $19.4 million) for 2006. The state net operating losses expire, if not utilized, in varying amounts from 2008 to 2027.

Adoption of FIN 48

SunTrust adopted FIN 48 effective January 1, 2007. The cumulative effect adjustment recorded upon adoption resulted in an increase to unrecognized tax benefits of $55.0 million ($46.0 million on an after-tax basis), with offsetting adjustments to equity and goodwill. The Company classifies interest and penalties related to its tax positions as a component of income tax expense. As of December 31, 2007, the Company’s cumulative unrecognized tax benefits amounted to $405.4 million ($316.2 million on an after-tax basis). Of this amount, $351.5 million ($277.5 million on an after-tax basis) would affect the Company’s effective tax rate, if recognized. The remaining $53.9 million ($38.7 million on after after-tax basis) is expected to impact goodwill, if recognized. After-tax interest expense related to unrecognized tax benefits was $18.0 million for the year ended December 31, 2007. Cumulative unrecognized tax benefits included interest of $80.0 million ($52.0 million on an after-tax basis) as of December 31, 2007. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total unrecognized tax benefits as of December 31, 2007 could decrease by an estimated $40.0 million ($26.0 million on an after-tax basis) by December 31, 2008, as a result of the expiration of statutes of limitations and potential settlements with federal and state taxing authorities. It is also reasonably possible that this decrease could be substantially offset by new matters arising during the same period. The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 1998 have been examined by the Internal Revenue Services (“IRS”) and issues for tax

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

years 1997 and 1998 are still in dispute. The Company has paid the amounts assessed by the IRS in full and has filed refund claims with the IRS related to the disputed issues. The Company’s 1999 through 2004 Federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed. The Corporation’s current estimate of the resolution of these various examinations is reflected in accrued income taxes; however, final settlement of the examinations or changes in the Corporation’s estimate may result in future income tax expense or benefit.

The following table rolls forward the activity related to the Company’s unrecognized tax benefits (“UTBs”) from January 1, 2007 to December 31, 2007:

(Dollars in thousands)	Federal and state tax	Accrued interest	Gross UTBs	Deferred federal and state income tax benefit	UTBs net of deferred federal and state benefits
Balance at January 1, 2007	$288,146	$56,966	$345,112	($75,527)	$269,585
Increases for unrecognized tax benefits related to prior years	9,197	33,932	43,129	(12,880)	30,249
Decreases for unrecognized tax benefits related to prior years	(17,577)	(7,625)	(25,202)	8,395	(16,807)
Increases for unrecognized tax benefits related to the current year	54,696	-	54,696	(13,571)	41,125
Decreases to unrecognized tax benefits related to lapse of the applicable statue of limitations	(1,635)	(2,774)	(4,409)	1,543	(2,866)
Decreases for unrecognized tax benefits related to acquired entities in prior years, offset to goodwill	(7,426)	(459)	(7,885)	2,760	(5,125)

Balance as of December 31, 2007	325,401	80,040	405,441	(89,280)	316,161
Less: Unrecognized tax benefits included above that relate to acquired entities that would impact goodwill if recognized[1]	(43,252)	(10,623)	(53,875)	15,159	(38,716)

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate as of December 31, 2007	$282,149	$69,417	$351,566	($74,121)	$277,445

[1]

Upon the adoption of SFAS 141R on January 1, 2009, the Company will no longer recognize changes in unrecognized tax benefits through goodwill. The amounts disclosed herein do not reflect the anticipated impact of SFAS 141R’s adoption.

Note 16 – Employee Benefit Plans

SunTrust sponsors various incentive plans for eligible employees. The Management Incentive Plan for key employees provides for potential annual cash awards based on the attainment of the Company’s earnings and/or the achievement of business unit and individual performance objectives. The Performance Unit Plan (“PUP”) for key executives provides potential cash awards based on multi-year earnings performance in relation to earnings goals established by the Compensation Committee of the Company’s Board of Directors. Compensation expense related to the Management Incentive Plan and PUP for the years ended December 31, 2007, 2006 and 2005 totaled $48.5 million, $72.6 million and $57.3 million, respectively.

Stock Based Compensation

The Company provides stock-based awards through the SunTrust Banks, Inc. 2004 Stock Plan (“Stock Plan”) under which the Compensation Committee (the “Committee”) has the authority to grant stock options, restricted stock, and performance-based restricted stock (“performance stock”) to key employees of the Company. Under the 2004 Stock Plan, a total of 14 million shares of common stock is authorized and reserved for issuance, of which no more than 2.8 million shares may be

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

issued as restricted stock. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest over three years and generally have a maximum contractual life of ten years and upon option exercise, shares are issued to employees from treasury stock.

Shares of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more objective employment, performance or other grant conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance under the Stock Plan. An employee or director has the right to vote the shares of restricted stock after grant unless and until they are forfeited. Compensation cost for restricted stock is equal to the fair market value of the shares at the date of the award and is amortized to compensation expense over the vesting period. Dividends are paid on awarded but unvested restricted stock.

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

The weighted average fair values of options granted during 2007, 2006 and 2005 were $16.72, $16.41 and $8.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected dividend yield	3.01%	3.18%	2.81%
Expected stock price volatility	20.07	25.64	11.98
Risk-free interest rate (weighted average)	4.70	4.51	3.62
Expected life of options	6 years	6 years	5 years

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price

Balance, January 1, 2005	21,432,205	$6.96 -$76.50	$58.21	2,814,316	$36,511	$33.82
Granted	4,064,417	70.60 - 74.25	73.12	79,353	5,685	71.91
Exercised/vested	(3,046,871)	6.96 - 73.19	45.86	(449,045)	-	30.28
Cancelled/expired/forfeited	(659,296)	12.85 - 73.40	66.75	(117,655)	(6,784)	57.92
Amortization of compensation for performance stock	-	-	-	-	(9,190)	-

Balance, December 31, 2005	21,790,455	14.18 - 76.50	62.46	2,326,969	26,222	34.58

Granted	956,106	71.03 - 83.74	71.17	860,959	62,355	72.42
Exercised/vested	(3,594,131)	14.18 - 74.89	53.63	(1,157,148)	-	22.68
Cancelled/expired/forfeited	(471,720)	14.18 - 73.40	70.81	(160,176)	(9,750)	60.87
Amortization of compensation for performance stock	-	-	-	-	(18,340)	-

Balance, December 31, 2006	18,680,710	14.56 - 83.74	64.39	1,870,604	60,487	57.12

Granted	717,494	77.75 - 85.06	85.04	1,054,837	88,892	84.27
Exercised/vested	(2,887,293)	14.56 - 78.39	60.50	(339,437)	-	50.21
Cancelled/expired/forfeited	(452,765)	14.56 - 85.06	72.36	(315,660)	(20,612)	65.30
Amortization of compensation element for performance and restricted stock	-	-	-	-	(35,299)	-
Repurchase of AMA member interests	-	-	-	-	(2,846)	-

Balance, December 31, 2007	16,058,146	$17.06 - $85.06	$65.79	2,270,344	$90,622	$69.63

Exercisable, December 31, 2007	11,834,728		$62.63

Available for Additional Grant, December 31, 2007[1]	8,460,772

[1]	Includes 925,356 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price:

(Dollars in thousands, except per share data)
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at December 31, 2007	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$17.06 to $49.46	739,865	$43.43	3.48	$14,099	739,865	$43.43	3.48
$49.47 to $64.57	6,036,982	56.49	4.01	39,454	6,036,982	56.49	4.01
$64.58 to $85.06	9,281,299	73.62	5.75	-	5,057,881	72.76	4.20

	16,058,146	$65.79	4.99	$53,553	11,834,728	$62.63	4.06

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the twelve months ended December 31, 2007, 2006 and 2005 was $68.2 million, $85.7 million and $83.0 million, respectively. Total fair value of performance and restricted shares vested was $17.0 million, $26.2 million and $13.6 million, for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007 and 2006, there was $105.3 million and $83.2 million unrecognized stock-based compensation expense related to nonvested stock options and performance and restricted stock. The amount recorded as of December 31, 2007 is expected to be recognized over a weighted average period of 2.04 years.

Stock-based compensation expense recognized in noninterest expense as of December 31 was as follows:

(Dollars in thousands)	2007	2006	2005
Stock-based compensation expense:
Stock options	$16,908	$23,329	$26,022
Performance and restricted stock	35,299	18,340	9,190

Total stock-based compensation expense	$52,207	$41,669	$35,212

The recognized tax benefit amounted to $19.8 million, $15.8 million and $13.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Retirement Plans

Defined Contribution Plan

SunTrust maintains a defined contribution plan that offers a dollar for dollar match on the first 3% and $.50 cents on each dollar up to 5%. There is a maximum match of 4% of eligible wages for contributions of 5% or more in the SunTrust Banks, Inc. 401(k) Plan. Effective January 1, 2008, the Company’s matching contribution under the 401(k) plan will be increased to 100% of the first 5% of eligible pay that a participant, including executive participants, elects to defer to the 401(k) plan. Compensation expense related to this plan for the years ended December 31, 2007, 2006 and 2005 totaled $69.6 million, $66.4 million and $60.6 million, respectively.

On December 31, 2007, the Company adopted written amendments to the SunTrust Banks, Inc. 401(k) Excess Plan. Effective January 1, 2007, the Company matching contribution under the SunTrust Banks, Inc. 401(k) Excess Plan will provide for a year-end true up to include deferrals to the deferred compensation plan that could have been deferred under the 401(k) Excess Plan. Without further amendment, the matching contribution to the 401(k) Excess Plan will be automatically increased, effective January 1, 2008, in accordance with the terms of the plan, to be the same percentage of match as provided in the qualified 401(k) Plan, which is 100% of the first 5% of eligible pay that a participant, including an executive participant, elects to defer to the applicable plan, subject to such limitations as may be imposed by plan provisions and applicable laws and regulations.

Noncontributory Qualified Retirement Plans

SunTrust maintains a funded, noncontributory qualified retirement plan covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service. Effective January 1, 2008, Retirement Plan participants who are Company employees as of December 31, 2007 (“Affected Participants”) will cease to accrue additional benefits under the existing pension benefit formula after that date and all their accrued benefits will be frozen. Beginning January 1, 2008, Affected Participants who have fewer than 20 years of service and future participants will accrue future pension benefits under a cash balance formula that provides compensation and interest credits to a Personal Pension Account. Affected Participants with 20 or more years of service as of December 31, 2007 will be given the opportunity to choose between continuing a traditional pension benefit accrual under a reduced formula or participating in the new Personal Pension Account. Effective January 1, 2008, the vesting schedule will also change from the current 5-year cliff to a 3-year

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

cliff for participants employed by the Company on and after that date. The adoption of these amendments required a remeasurement of the benefit obligation under US GAAP. SunTrust Retirement Plan was remeasured on February 13, 2007, using 6.00% discount rate. For purposes of valuing the SunTrust Retirement Plan, it was assumed that all employees eligible to choose the reduced final average pay formula would do so. SunTrust will continue to review the funded status of the plan and may choose to make additional contributions as permitted by law. It is anticipated that no contributions will be required during 2008 based on the well funded status as of December 31, 2007.

On October 1, 2004, SunTrust acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain postretirement health benefits for its employees. Effective December 31, 2004, participants no longer earned future service in the NCF Retirement Plan (qualified plan), and participants’ benefits were frozen with the exception of adjustments for pay increases after 2004. All former NCF employees who met the service requirements began to earn benefits in the SunTrust Retirement Plan effective January 1, 2005. SunTrust made no contributions to the NCF Retirement Plan during 2007. The NCF Retirement Plan was fully funded at the beginning of fiscal years 2007, 2006 and 2005; therefore, no tax deductible contributions will be required during fiscal year 2008.

On February 13, 2007, the NCF Retirement Plan was amended to completely freeze benefits for those Affected Participants who do not elect, or are not eligible to elect, the traditional pension benefit formula in the SunTrust Retirement Plan. The effective date for changes impacting the NCF Retirement Plan is January 1, 2008. The adoption of these amendments required a remeasurement of the benefit obligation under US GAAP. NCF Retirement Plan was remeasured on February 13, 2007, using 5.90% discount rate. For purposes of valuing the NCF Retirement Plan, it was assumed that all employees eligible to choose the reduced final average pay formula would do so.

Noncontributory Nonqualified Retirement Plans

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

On February 13, 2007, the Supplemental Executive Retirement Plan (“SERP”) was amended to change the benefit formula for future service accruals. Current participants in the SunTrust SERP will continue to earn future accruals under a reduced final average earnings formula. All future participants and ERISA Excess Plan participants will accrue benefits under benefit formulas that mirror the revised benefit formulas in the SunTrust Retirement Plan. The effective date for changes impacting the SERP is January 1, 2008. The adoption of these amendments required a remeasurement of the benefit obligation under US GAAP. SunTrust SERP and Excess Plan were remeasured on February 13, 2007, using 5.91% discount rate. Crestar SERP and Excess Plan were remeasured on February 13, 2007, using 5.85% discount rate. For purposes of valuing the SunTrust and Crestar SERPs and Excess Plans, it was assumed that all employees eligible to choose the reduced final average pay formula would do so. No remeasurement was required for the NCF SERP since the benefit changes did not impact this plan. On December 31, 2007, SunTrust Banks, Inc. adopted an additional written amendment to the Supplemental Executive Retirement Plan. The amendment establishes a new SERP cash balance formula for existing and new participants with no limit on pay for SERP Tier 1 participants and a minimum preserved benefit for SERP Tier 2 participants at December 31, 2007. On December 31, 2007, SunTrust Banks, Inc. also adopted additional written amendment to the SunTrust Banks, Inc. ERISA Excess Plan. This amendment implements changes to mirror the cash balance changes in the qualified Retirement Plan, but with a two times limit on eligible earnings.

Although not under contractual obligation, SunTrust provides certain health care and life insurance benefits to retired employees (“Other Postretirement Benefits” in the tables). At the option of SunTrust, retirees may continue certain health and life insurance benefits if they meet age and service requirements for Other Postretirement Benefits while working for the Company. The health care plans are contributory with participant contributions adjusted annually; the life insurance plans are noncontributory. Employees who have retired or will retire after December 31, 2003 are not eligible for retiree life insurance or subsidized post-65 medical benefits. Effective January 1, 2008, the pre-65 employer subsidy for medical benefits was discontinued for participants who will not be age 55 with at least 10 years of service before January 1, 2010. As indicated under the table, “Net Periodic Cost,” the charge to Other reflects a curtailment charge of $11.6 million to Other

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Postretirement Benefits. Certain retiree health benefits are funded in a Retiree Health Trust. The adoption of these amendments required a remeasurement of the benefit obligation under US GAAP. Postretirement Welfare Plans were remeasured on February 13, 2007, using 5.80% discount rate. In addition, certain retiree life insurance benefits are funded in a Voluntary Employees’ Beneficiary Association (“VEBA”). SunTrust reserves the right to amend or terminate any of the benefits at any time.

The SunTrust Benefits Committee reviews and approves the assumptions for end-of-year measurement calculations. For 2007 year-end, the mortality table was updated to reflect future mortality improvements through 2015. The discount rate and salary scale were also reviewed and are discussed further below.

A discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date. A string of benefit payments projected to be paid by the plan for the next 100 years is developed based on most recent census data, plan provisions and assumptions. The benefit payments at each future maturity are discounted by the year-appropriate spot interest rates (which are developed from a yield curve of approximately 500 Aa quality bonds with similar maturities as the benefit payments). The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot rate. This assumption is reviewed by the SunTrust Benefit Plan Committee and updated every year for each plan. A rate of compensation growth is used to determine future benefit obligations for those plans whose benefits vary by pay. Based on 2007 salary analysis and projections of real inflation, wage growth, and merit increases, SunTrust modified its compensation increase assumption from 4.5% for 2006 year-end measurement calculations to 4.0% for base salary and 4.5% for total salary for 2007 year-end measurement calculations.

Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial gains on obligations generated in 2007 resulted from higher discount rates, offset by higher salary increases for the retirement plans, and participant data changes for all plans.

The change in benefit obligations for the years ended December 31 was as follows:

	Retirement Benefits		Supplemental Retirement Benefits		Other Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006	2007	2006
Benefit obligation, beginning of year	$1,812,130	$1,727,282	$122,837	$122,698	$209,617	$191,199
Service cost	66,314	72,441	2,008	2,479	1,241	3,118
Interest cost	105,252	103,510	6,668	6,679	11,337	10,912
Plan participants’ contributions	-	-	-	-	20,487	18,913
Amendments	(102,027)	-	(3,960)	4,028	(6,930)	-
Actuarial (gain)/loss	(45,779)	(2,238)	(2,361)	(5,569)	(6,297)	16,982
Benefits paid	(109,324)	(88,865)	(10,605)	(7,478)	(32,032)	(34,607)
Less federal Medicare drug subsidy	-	-	-	-	3,300	3,100

Benefit obligation, end of year	$1,726,566	$1,812,130	$114,587	$122,837	$200,723	$209,617

The accumulated benefit obligation for the Retirement Benefits both at the end of 2007 and 2006 was $1.6 billion. For the Supplemental Retirement Benefits, the accumulated benefit obligation at the end of 2007 and 2006 was $107.2 million and $108.6 million, respectively.

	Retirement Benefits			Supplemental Retirement Benefits		Other Post- retirement Benefits
(Weighted average assumptions used to determine benefit obligations, end of year)	2007		2006	2007	2006	2007	2006
Discount rate	6.29%		5.94%	6.11%	5.84%	5.95%	5.75%
Rate of compensation increase	4.50	[1]	4.50	4.50	4.50	N/A	N/A

[1]	At year-end 2007, total salaries were assumed to increase at 4.50% while base salaries were assumed to increase at 4.00%.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The change in plan assets for the years ended December 31 was as follows:

	Retirement Benefits		Other Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006
Fair value of plan assets, beginning of year	$2,216,179	$1,870,310	$162,973	$161,310
Actual return on plan assets	180,467	252,734	10,873	9,729
Employer contributions	-	182,000	580	7,628
Plan participants’ contributions	-	-	20,487	18,913
Benefits paid	(109,324)	(88,865)	(32,032)	(34,607)

Fair value of plan assets, end of year	$2,287,322	$2,216,179	$162,881	$162,973

Employer contributions and benefits paid in the above table include only those amounts contributed to pay participants’ plan benefits or added to plan assets in 2007 and 2006, respectively. Supplemental Retirement Plans are not funded through plan assets.

The fair value of plan assets (in thousands) for the retirement plans is $2,287,322 and $2,216,179 at the end of 2007 and 2006, respectively. The expected long-term rate of return on these plan assets was 8.50% in 2007 and 2006. The expected long-term rate of return is 8.25% for 2008, based on a ten-year capital market projection of the current target asset allocation. The asset allocation for the SunTrust and NCF Retirement Plans and the target allocation, by asset category, are as follows:

	Target Allocation[1]	Percentage of Plan Assets at December 31[2]
Asset Category	2008	2007	2006
Equity securities	70%	75%	79%
Debt securities	30	24	20
Cash equivalents	-	1	1

Total		100%	100%

[1]	SunTrust Retirement Plan only.
[2]	SunTrust and NCF Retirement Plans.

At December 31, 2007 and 2006, there was no SunTrust common stock held in the SunTrust and NCF Retirement Plans.

The SunTrust Benefit Plan Committee, which includes several members of senior management, establishes investment policies and strategies and formally monitors the performance of the funds on a quarterly basis. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with the Employee Retirement Income Security Act and fiduciary standards. The long-term primary objectives for the Retirement Plans are to provide for a reasonable amount of long-term growth of capital (both principal and income), without undue exposure to risk and to enable the plans to provide their specific benefits to participants thereof. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations.

The investment strategy for the Other Postretirement Benefit Plans is maintained separately from the strategy for the Retirement Plan. The Company’s investment strategy is to create a stream of investment return sufficient to provide for current and future liabilities at a reasonable level of risk. The expected long-term rate of return on these plan assets was 7.50% in 2007 and in 2006. The 2008 expected long-term rate of return is also 7.50%

The asset allocation for Other Postretirement Benefit Plans and the target allocation, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31
Asset Category	2008	2007	2006
Equity securities	35-50%	50%	49%
Debt securities	50-65	50	45
Other	-	-	6

Total		100%	100%

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Equity securities do not include SunTrust common stock for the Other Postretirement Benefit Plans.

Funded Status

The funded status of the plans, as of December 31, was as follows:

	Retirement Benefits		Supplemental Retirement Benefits		Other Postretirement Benefits
(Dollars in thousands)	2007	2006	2007	2006	2007	2006
Fair value of plan assets	$2,287,322	$2,216,179	$-	$-	$162,881	$162,973
Benefit obligations	(1,726,566)	(1,812,130)	(114,587)	(122,837)	(200,723)	(209,617)

Funded status	$560,756	$404,049	($114,587)	($122,837)	($37,842)	($46,644)

At December 31, 2007, total outstanding unrecognized net loss to be recognized in future years for all retirement and postretirement benefits was $468.2 million, compared to $570.4 million as of December 31, 2006. The key sources of the cumulative net losses are attributable to (1) lower discount rates for the past several years, (2) compensation increases have exceeded expectations, and (3) investment losses in 2000 through 2002 have not been fully offset by recent investment gains. As discussed previously, SunTrust reviews its assumptions annually to ensure they represent best estimates for the future and will, therefore, minimize future gains and losses.

SunTrust adopted the balance sheet recognition provisions of SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 reduced SunTrust’s stockholders’ equity at December 31, 2006 by $385.0 million. SFAS No. 158 did not affect the results of operations. As of December 31, amounts recognized in accumulated other comprehensive income are as follows:

	Retirement Benefits		Supplemental Retirement Benefits		Other Postretirement Benefits
(Dollars in thousands; pre-tax)	2007	2006	2007	2006	2007	2006
Net actuarial loss	$377,844	$449,561	$22,847	$30,041	$67,558	$90,821
Prior service (credit)/cost	(86,822)	2,317	8,172	14,862	(3,496)	-
Transition obligation	-	-	-	-	-	13,929

Total Accumulated Other Comprehensive Income	$291,022	$451,878	$31,019	$44,903	$64,062	$104,750

Pension plans with a projected benefit obligation, in excess of plan assets at December 31 were as follows:

	Supplemental Retirement Benefits
(Dollars in thousands)	2007	2006
Projected benefit obligation	$114,587	$122,837
Accumulated benefit obligation	107,161	108,619

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Expected Cash Flows

Information about the expected cash flows for the Retirement Benefits, Supplemental Retirement Benefits, and Other Postretirement Benefit plans is as follows:

	Retirement Benefits[1]	Supplemental Retirement Benefits[2]	Other Postretirement Benefits (excluding Medicare Subsidy)[3]	Value to Company of Expected Medicare Subsidy
(Dollars in thousands)
Employer Contributions
2008 (expected) to plan trusts	$-	$-	$-	($3,500)
2008 (expected) to plan participants	-	14,913	-	-
Expected Benefit Payments
2008	72,159	14,913	21,007	(3,500)
2009	76,508	14,872	19,201	(1,195)
2010	80,974	17,141	19,670	(1,232)
2011	84,725	13,267	19,938	(1,252)
2012	88,810	8,855	19,622	(1,264)
2013 – 2017	506,593	49,553	87,674	(6,048)

[1]

At this time, SunTrust anticipates contributions to the Retirement Plan will be permitted (but not required) during 2008 based on the funded status of the Plan and contribution limitations under the Employee Retirement Income Security Act of 1974 (ERISA).

[2]	The expected benefit payments for the Supplemental Retirement Plan will be paid directly from SunTrust corporate assets.
[3]

The 2008 expected contribution for the Other Postretirement Benefits Plans represents the Medicare Part D subsidy only. Note that expected benefits under Other Postretirement Benefits Plans are shown net of participant contributions.

Net Periodic Cost

Components of net periodic benefit cost for the twelve months ended December 31 were as follows:

	Retirement Benefits			Supplemental Retirement Benefits			Other Postretirement Benefits
(Dollars in thousands)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$66,314	$72,441	$63,604	$2,008	$2,479	$2,130	$1,241	$3,118	$3,034
Interest cost	105,252	103,510	94,494	6,668	6,679	5,718	11,337	10,913	9,921
Expected return on plan assets	(186,357)	(165,441)	(156,426)	-	-	-	(8,194)	(8,126)	(8,880)
Amortization of prior service cost	(12,888)	(480)	(480)	2,730	3,530	2,533	(1,370)	-	-
Recognized net actuarial loss	31,382	49,664	37,129	3,468	5,399	6,229	14,286	9,912	6,833
Amortization of initial transition obligation	-	-	-	-	-	-	280	2,322	2,322
Other	445	505	(14,600)	1,366	54	10,998	11,586 [1]	-	3,032

Net periodic benefit cost	$4,148	$60,199	$23,721	$16,240	$18,141	$27,608	$29,166	$18,139	$16,262

Weighted average assumptions used to determine net cost
Discount rate	5.94%[2]	5.68%[2]	5.90%	5.84%	5.56%	4.53%	5.75%	5.45%	5.35%
Expected return on plan assets	8.50	8.50	8.50	N/A	N/A	N/A	5.30 [3]	5.30 [3]	6.00
Rate of compensation increase	4.50	4.50	4.00	4.50	4.50	4.00	N/A	N/A	N/A

[1]	The charge to Other reflects a curtailment charge of $11.6 million to Other Postretirement Benefits.
[2]

The weighted average shown for 2006 and 2007 are the weighted average discount rates of all qualified and nonqualified plans as of the beginning of the fiscal year. Interim remeasurement was required on September 1, 2006, for the SunTrust Retirement Plan due to the passage of the Pension Protection Act. The discount rate as of the remeasurement date was selected based on the economic environment as of that date. Interim remeasurement was also required on February 13, 2007 for all plans due to plan changes adopted at that time.

[3]	The weighted average shown for the other postretirement benefit plan is determined on an after-tax basis.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2007 are as follows:

(Dollars in thousands; pre-tax)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Curtailment effects	$-	$-	($13,649)
Settlements	(445)	(1,366)	-
Current year actuarial gain	(39,889)	(2,361)	(8,976)
Amortization of actuarial loss	(31,382)	(3,468)	(14,286)
Current year prior service credit	(102,027)	(3,960)	(4,867)
Amortization of prior service credit/(cost)	12,888	(2,730)	1,370
Amortization of transition obligation	-	-	(280)

Total recognized in other comprehensive income	(160,855)	(13,885)	(40,688)

Total recognized in net periodic benefit cost and other comprehensive income	($156,707)	$2,355	($11,522)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits

Actuarial loss	$21,812	$2,110	$11,871
Prior service (credit)/cost	(14,588)	2,137	(1,558)

Total	$7,224	$4,247	$10,313

In addition, SunTrust sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit cost. A 25 basis point decrease in the discount rate or expected long-term return on plan assets would increase the Retirement Benefits net periodic benefit cost approximately $13 million and $6 million, respectively.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plans. As of December 31, 2007, SunTrust assumed that retiree health care costs will increase at an initial rate of 9.00% per year. SunTrust assumed a healthcare cost trend that recognizes expected medical inflation, technology advancements, rising cost of prescription drugs, regulatory requirements and Medicare cost shifting. SunTrust expects this annual cost increase to decrease over a 5-year period to 5.25% per year. Due to changing medical inflation, it is important to understand the effect of a one-percent point change in assumed healthcare cost trend rates. These amounts are shown below:

(Dollars in thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$13,710	($11,892)
Effect on total service and interest cost	732	(633)

Note 17 – Variable Interest Entities, Derivatives and Off-Balance Sheet Arrangements

In the normal course of business, the Company utilizes various financial instruments to meet the needs of clients and to manage the Company’s exposure to interest rate and other market risks. These financial instruments, which consist of derivatives and credit-related arrangements, may involve, to varying degrees, elements of credit and market risk in excess of the amount recorded on the Consolidated Balance Sheets in accordance with US GAAP.

Credit risk represents the potential loss that may occur because a party to a transaction fails to perform according to the terms of the contract. Market risk is the possibility that a change in market prices may cause the value of a financial instrument to

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Derivatives

The Company enters into various derivatives both in a dealer capacity, to facilitate client transactions, and as a risk management tool. Where contracts have been created for clients, the Company typically enters into transactions with dealers to offset its risk exposure. Derivatives entered into in a dealer capacity and those that either do not qualify for, or for which the Company has elected not to apply, hedge accounting are accounted for as free standing derivatives. As such, those derivatives are carried at fair value in the Consolidated Balance Sheets, with changes in fair value recorded in noninterest income. Derivatives designated in hedging transactions are accounted for in accordance with the provisions of SFAS No. 133.

The Company’s risk management derivatives are based on underlying risks primarily related to interest rates, equities, foreign exchange rates or credit, and include swaps, options, and futures and forwards. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period. Options, generally in the form of caps and floors, are contracts that transfer, modify, or reduce an identified risk in exchange for the payment of a premium when the contract is issued. Futures and forwards are contracts for the delayed delivery or net settlement of an underlying, such as a security or interest rate index, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying.

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk is equal to the fair value gain of the derivative. The credit exposure for swaps and options is the replacement cost of contracts that have become favorable to the Company. The credit risk inherent in futures is the risk that the exchange party may default and, because futures contracts settle in cash daily, the Company is exposed to minimal credit risk. The credit risk inherent in forwards arises from the potential inability of counterparties to meet the terms of their contracts. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s credit committee. The Company also maintains a policy of requiring that all derivatives be governed by an International Swaps and Derivatives Associations Master Agreement; depending on the nature of the derivative transactions, bilateral collateral agreements may be required as well. When the Company has more than one outstanding derivative transaction with a single counterparty, and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty if such net value is an asset to the Company and zero if such net value is a liability to the Company. The net market position with a particular counterparty represents a reasonable measure of credit risk when the net market position is an asset to the Company and there is a legally enforceable master netting agreement, including a legal right of offset of receivable and payable derivatives between the Company and a counterparty. As of December 31, 2007, total counterparty credit risk associated with outstanding derivative positions was $1.4 billion, representing the net of $1.9 billion in derivative gains, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.5 billion that the Company holds in relation to these gain positions.

Derivatives also expose the Company to market risk. Market risk is the adverse effect that a change in interest rates, currency rates or implied volatility has on the value of a derivative. The Company manages the market risk associated with its

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures this risk by using a value-at-risk methodology.

The Company’s derivative positions as of December 31 were as follows:

	At December 31, 2007		At December 31, 2006
	Contract or Notional Amount		Contract or Notional Amount
(Dollars in millions)	End User	For Clients	End User	For Clients
Derivatives contracts
Interest rate contracts
Swaps	$23,068	$89,379	$17,231	$61,055
Futures and forwards	122,987	23,802	14,766	11,450
Options	1,800	16,936	6,750	9,605

Total interest rate contracts	147,855	130,117	38,747	82,110
Interest rate lock commitments	4,993	-	6,173	-
Equity contracts	-	10,293	-	11,459
Foreign exchange contracts	2,293	4,763	1,360	4,922
Other derivative contracts	1,101	77	979	26

Total derivatives contracts	$156,242	$145,250	$47,259	$98,517

Credit-related arrangements
Commitments to extend credit	$83,165		$98,512
Standby letters of credit and similar arrangements	12,703		12,998

Total credit-related arrangements	$95,868		$111,510

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

Prior to the adoption of SFAS No. 159 in 2007, the Company had designated interest rate swaps as fair value hedges of changes in the fair value of recognized liabilities due to changes in the benchmark interest rate pursuant to the provisions of SFAS No. 133. For the year ended December 31, 2006, the Company recognized $64.7 million of interest expense related to net settlements on interest rate swaps accounted for as fair value hedges. This hedging strategy resulted in trading losses from hedge ineffectiveness of $5.0 million for the year ended December 31, 2006. No gains and losses of swaps designated as fair value hedges were excluded from the assessment of effectiveness. Upon the adoption of SFAS No. 159 effective January 1, 2007, the Company elected to carry at fair value all recognized liabilities that had previously been designated in qualifying fair value hedges. In conjunction with this election, all fair value hedges were dedesignated and opening retained earnings was reduced by $197.2 million, thus no discount or premium on the debt resulting from hedge accounting remained to be amortized. See Note 20, “Fair Value,” to the Consolidated Financial Statements for more information.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivative financial instruments that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. A portion of these derivative instruments were documented as

SUNTRUST BANKS, Inc.

Notes to Consolidated Financial Statements (Continued)

fair value hedges of specific pools of loans that met the similar assets test. The pools of loans were matched with a certain portion of the derivative instruments so that the expected changes in market value would inversely offset within a range of 80% to 125%. The qualifying pools of hedged loans were recorded in the financial statements at their fair value. This hedging strategy resulted in ineffectiveness that reduced earnings by $0.3 million and $21.1 million for the years ended December 31, 2007 and 2006, respectively. This hedge accounting designation was terminated in 2007 as a result of the Company’s adoption of SFAS No. 159 and its decision to elect fair value accounting for a substantial portion of the loans held for sale.

The Company has designated interest rate swaps and options as cash flow hedges of probable forecasted transactions related to recognized assets and liabilities. The Company recognized interest expense of $25.5 million and $40.9 million for the years ended December 31, 2007 and 2006, respectively, related to interest rate swaps and options accounted for as cash flow hedges. During the years ended December 31, 2007 and 2006, $0.4 million and $2.2 million, respectively, were recognized as trading losses from hedge ineffectiveness of swaps and options and amounts excluded from the assessment of effectiveness of option hedges.

Gains and losses on derivatives that are reclassified from accumulated other comprehensive income to current period earnings are included in net interest income. As of December 31, 2007, $45.3 million, net of taxes, of the deferred net gains on derivatives that are recorded in accumulated other comprehensive income are expected to be reclassified to interest expense in the next twelve months as derivatives mature or as payments are made.

Derivative Trading Activities

The Company enters into various derivative contracts on behalf of its clients and for its own trading account. These trading positions primarily include interest rate swaps, equity derivatives, credit default swaps, futures, options, and foreign currency contracts. The Company maintains positions in interest rate swaps for its own trading account as part of its overall interest rate risk management strategy. Foreign exchange derivative contracts are used to manage the Company’s foreign currency exchange risk and to provide derivative products to customers. The Company does not have any hedges of foreign currency exposure within the guidelines of SFAS No. 133. The Company buys and sells credit protection to customers and dealers using credit default swaps. These derivative instruments allow the Company to pay or receive a stream of payments in return for receiving or providing protection in the event of default. These derivatives are accounted for as trading assets or liabilities and any gain or loss in market value is recorded in trading income. As of December 31, 2007 and 2006, referenced assets covered by these arrangements totaled $1,101.0 million and $979.0 million, respectively.

Credit-Related Arrangements

In meeting the financing needs of its clients, the Company issues commitments to extend credit, standby and other letters of credit, and guarantees. For additional information regarding guarantees, which includes standby and other letters of credit see Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements. The Company also provides securities lending services. For these instruments, the contractual amount of the financial instrument represents the maximum potential credit risk if the counterparty does not perform according to the terms of the contract. A large majority of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent actual future credit exposure or liquidity requirements.

Commitments to extend credit are agreements to lend to a client who has complied with predetermined contractual conditions. Commitments generally have fixed expiration dates and are subjected to the Company’s credit policy standards. As of December 31, 2007 and 2006, the Company had outstanding unfunded commitments to extend credit to its clients totaling $83.2 billion and $98.5 billion, respectively.

Variable Interest Entities

Since 1999, SunTrust has assisted in providing liquidity to select corporate clients by directing them to a multi-seller commercial paper conduit that the Company administers, Three Pillars Funding, LLC (“Three Pillars”). Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper (“CP”). The result is a favorable funding arrangement for these clients.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2007 and December 31, 2006, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $5.3 billion and $5.4 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $7.7 billion and $4.6 billion, respectively, as of December 31, 2007, almost all of which renew annually. Assets supporting those commitments have a weighted average life of 2.18 years. The majority of the commitments are backed by trade receivables and commercial loans, which collateralize 41% and 19%, respectively, of the outstanding commitments.

Each transaction added to Three Pillars is typically structured to an implied ‘A/A2’ rating according to established credit and underwriting policies as approved by the Company’s credit risk management. Each transaction is monitored on a monthly basis, or more frequently, to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement structures that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond pre-determined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of the Company’s credit risk management or being funded under the liquidity facility provided by the Company in connection with the transaction. In addition, each commitment renewal requires credit risk management approval. During the year ended December 31, 2007, there were no write-downs and no downgrades of Three Pillars’ assets; however, see the following discussion relating to the liquidity commitments for trading losses taken by the Company for securities purchased from Three Pillars pursuant to those arrangements.

At December 31, 2007, Three Pillars’ outstanding CP used to fund the above assets totaled $5.3 billion, with remaining weighted-average lives of 25.6 days and maturities through April 9, 2008. Three Pillars has no other form of funding outstanding as of December 31, 2007.

Beginning in the third quarter of 2007, the overall U.S. Asset-Backed Commercial Paper (“ABCP”) market experienced a disruption which continued through the remainder of the year. Despite the continued ongoing disruptions in and contraction of the CP market, Three Pillars experienced no significant difficulties in issuing its CP and has been able to place daily its commercial paper in the third party CP market. During the third quarter of 2007, the Company, in its sole discretion, elected to purchase a limited amount of Three Pillars’ CP although the Company was under no obligation, contractual or otherwise, to do so. The aggregate face amount of Three Pillars’ issued commercial paper purchased in the third quarter totaled $775.1 million. The Three Pillars CP was classified on the Company’s Consolidated Balance Sheet as a trading asset and was purchased at market rates ranging from 5.27% to 6.29%, with maturities ranging from 7 days to 27 days. This amount represented less than 1% of Three Pillars’ total issuance for the year ended December 31, 2007. The Company’s purchase of the commercial paper did not alter the Company’s conclusion that it was not Three Pillars’ primary beneficiary. The Company holds no outstanding Three Pillars CP at December 31, 2007.

Three Pillars has an outstanding subordinated note to an unrelated third party who is expected to absorb the majority of Three Pillars’ expected losses. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. The subordinated note matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. In such an event, only the remaining balance of the first loss note, after the incurred loss, will be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, the Company would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were $20.0 million and $20.0 million at December 31, 2007 and $6.5 million and $8.0 million, at December 31, 2006, respectively.

The Company’s involvement with Three Pillars includes the following activities: services related to the Company’s administration of Three Pillars’ activities, client referrals and investment recommendations to Three Pillars; the issuing of letters of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances. Activities related to the Three Pillars relationship generated total fee revenue for the Company, net of direct salary and administrative costs incurred by the Company, of approximately $28.7 million, $31.0 million and $25.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. There are no other contractual arrangements the Company plans to enter into with Three Pillars to provide it additional support.

Off-balance sheet commitments in the form of liquidity facilities and other credit enhancements provided by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $7.9 billion and

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

$763.4 million, respectively, as of December 31, 2007 compared to $8.0 billion and $697.8 million, respectively, as of December 31, 2006. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. Three Pillars had one additional liquidity commitment outstanding at December 31, 2007 from a third party unrelated to the Company in the amount of $25.0 million. Obligation to fund and repayment of any draws on the third party liquidity facility are pari passu to the liquidity commitment outstanding by the Company.

During the year ended December 31, 2007, Three Pillars’ qualified asset backed securities (“ABS”) were funded by the Company’s liquidity facility supporting those ABS based on Three Pillars’ decision to exit those types of investments due to an acceleration in the deterioration of the performance of the underlying collateral and market illiquidity in the fourth quarter of 2007 resulting in a material decrease in the market value of those securities. Pursuant to the liquidity facility agreement, the ABS were sold to the Company in order to allow the Company to manage its associated credit and market risk. The Company purchased the qualified ABS under the liquidity facility at amortized cost plus the related unpaid CP interest used to fund that investment totaling $725.0 million, and subsequently Three Pillars and the Company canceled the related liquidity agreement. Of the investments included in the purchase, only one security in the amount of $62 million had experienced a decline in credit to such an extent that management believed a future realized loss on the ABS was likely to occur if the security was held to maturity. As a result of the purchase of the qualified ABS, the Company recorded an unrealized loss of $144.8 million during the fourth quarter of 2007. The Company is not aware of additional uncertainties or unfavorable trends within Three Pillars for which the Company expects to suffer material losses.

The Company has variable interests in certain other securitization vehicles that are VIEs that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At December 31, 2007, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $3.7 billion compared to $2.2 billion at December 31, 2006. At December 31, 2007, the Company’s maximum exposure to loss related to these VIEs was approximately $386.9 million, which represents the Company’s investment in senior interests of $358.8 million and interests in preference shares of $28.1 million compared to maximum exposure of $32.2 million, as of December 31, 2006, which related entirely to interests in preference shares. The Company has no off-balance-sheet or other implicit variable interests related to these entities.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing properties throughout its footprint as a limited and/or general partner. The Company receives affordable housing federal and state tax credits for these investments. Partnership assets of approximately $713.3 million and $756.9 million in partnerships where SunTrust is only a limited partner were not included in the Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. The Company’s maximum exposure to loss for these limited partner investments totaled $297.2 million and $330.6 million at December 31, 2007 and 2006, respectively. The Company’s maximum exposure to loss related to its affordable housing limited partner investments consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

Trusco, a registered investment advisor and wholly-owned subsidiary of the Company, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). The Company periodically evaluates these Funds to determine if the Funds are voting interest or variable interest entities, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds. While the Company does not have any contractual obligation to provide monetary support to the Funds, the Company did elect to provide support for specific securities within a single institutional private placement fund (the “Fund”) during the third quarter of 2007. This action led the Company to conclude that SunTrust was the primary beneficiary, which resulted in the consolidation as of September 30, 2007 of approximately $967 million in trading securities and a similar amount of other liabilities that represented the minority interest obligations of the Fund. After a thorough evaluation of the Fund within the current market conditions, the Company further elected to close the Fund in November 2007. As a result, the Company purchased the securities of the Fund at the securities’ amortized cost plus accrued interest, and Fund shareholders received their full principal and interest due in cash. The Company is now managing the trading securities that were received from the Fund as part of its actively managed trading portfolio. Due to increased losses within the collateral underlying these securities, market valuation write-downs of approximately $132 million were recorded during 2007.

SunTrust is the managing general partner of a number of non-registered investment limited partnerships which have been established to provide alternative investment strategies for its clients. In reviewing the partnerships for consolidation, SunTrust determined that these were voting interest entities and accordingly considered the consolidation guidance contained

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Note 18 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans included in the servicing portfolio through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of December 31, 2007, approximately $16 billion of mortgage loans in the servicing portfolio were covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on the Company’s maximum exposure to losses. At December 31, 2007, the maximum aggregate losses under the reinsurance contracts were limited to $750 million. The Company is required to maintain a trust account to cover a portion of the potential liability. As of December 31, 2007 and 2006, the Company has incurred a minimal amount of losses and has recorded a liability of $0.2 million and zero, respectively, for losses incurred under its reinsurance contracts.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of December 31, 2007, which have characteristics as specified by FIN 45.

Visa

The Company issues and acquires credit and debit card transactions through the Visa, U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Visa Inc. common stock to its financial institution members, including the Company, in contemplation of an initial public offering in 2008. In addition, the Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with the restructuring, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. While the Company could be required to fund its proportionate share of losses under the By-Laws, judgment or loss sharing agreements, it is anticipated that an escrow account established and funded during the planned initial public

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

offering will be used to pay substantially all of the losses incurred. In the event this initial public offering occurs, the Company expects that the proceeds of the planned initial public offering (both cash consideration and restricted stock) would more than offset any losses arising out of the Litigation. As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the loss sharing agreement, the Company has recorded $76.9 million in other liabilities on the Consolidated Balance Sheet as of December 31, 2007, $50.0 million of which represents the fair value of its guarantee obligation to Visa and $26.9 million of which represents a SFAS No. 5 liability associated with Visa litigation within the scope of the indemnification provided. A high degree of subjectivity was used in estimating the fair value of the guarantee obligation and the ultimate cost to the Company could be higher or lower than the liability recorded as of December 31, 2007.

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

As of December 31, 2007 and December 31, 2006, the maximum potential amount of the Company’s obligation was $12.6 billion and $12.9 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $112.4 million and $104.8 million in other liabilities for unearned fees related to these letters of credit as of December 31, 2007 and December 31, 2006, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable.

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates and purchases consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans or MSRs are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan, MSRs or absorb the loss if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM maintains a liability for estimated losses on mortgage loans and MSRs that may be repurchased due to breach of general representations and warranties or purchasers’ rights under early payment default provisions. As of December 31, 2007 and December 31, 2006, $49.9 million and $13.0 million, respectively were accrued for these repurchases. The increase in the liability primarily relates to loan and servicing right sales that occurred during 2007, an early payment default event, an increase in repurchase activity and early payment default events, as well as adjustments based on recent experience to the estimated loss factors used to calculate the liability.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $37.7 million and $82.8 million as of December 31, 2007 and December 31, 2006, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of December 31, 2007. If required, these contingent payments will be payable within the next five years.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Prior to December 21, 2007, third party investors held Series B Preferred Stock in STB Real Estate Holdings (Atlanta), Inc. (“STBREH”), a subsidiary of SunTrust. The contract between STBREH and the third party investors contained an automatic exchange clause which, under certain circumstances, required the Series B preferred shares to be automatically exchanged for guaranteed preferred beneficial interest in debentures of the Company. The guaranteed preferred beneficial interest in debentures was guaranteed to have a liquidation value equal to the sum of the issue price, $350.0 million, and an approximate yield of 8.5% per annum subject to reduction for any cash or property dividends paid to date. This exchange agreement remained in effect as long as any shares of Series B Preferred Stock were owned by the third party investors, not to exceed 30 years from the February 25, 2002 date of issuance. On December 21, 2007, SunTrust purchased the stock from the third party investors. As a result, the guarantee is not in effect as of December 31, 2007. As of December 31, 2007 liabilities for accrued principal and interest had been extinguished and as of December 31, 2006, $538.7 million was accrued in other liabilities for the principal and interest.

SunTrust Investments Services, Inc., (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the year ended December 31, 2007 and December 31, 2006, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH.

The Company has guarantees associated with credit derivatives, an agreement in which the buyer of protection pays a premium to the seller of the credit derivatives for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The maximum guarantee outstanding as of December 31, 2007 and December 31, 2006 was $331.7 million and $345.6 million, respectively. As of December 31, 2007, the maximum guarantee amounts expire as follows: $87.0 million in 2008, $37.4 million in 2009, $76.5 million in 2010, $46.2 million in 2011, $23.2 million in 2012 and $61.4 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. There were no cash payments made during 2006 or 2007. In addition, there are certain purchased credit derivative contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company. The Company records purchased and written credit derivative contracts at fair value.

SunTrust CDC, LLC (“CDC”), a SunTrust subsidiary, obtains state and federal tax credits through the construction and development of affordable housing properties. CDC or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of December 31, 2007, the CDC had completed six tax credit sales containing guarantee provisions stating that the CDC will make payment to the outside investors if the tax credits become ineligible. The CDC also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. As of December 31, 2007, the maximum potential amount that the CDC could be obligated to pay under these guarantees is $38.6 million; however, the CDC can seek recourse against the general partner. Additionally, the CDC can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

properties retain value. As of December 31, 2007 and December 31, 2006, $14.4 million and $15.3 million were accrued,

respectively, representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

Note 19 – Concentrations of Credit Risk

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2007, the Company owned $47.7 billion in residential real estate loans and home equity lines, representing 39.0% of total loans, and an additional $20.4 billion in commitments to extend credit on home equity lines and $12.9 billion in mortgage loan commitments. At December 31, 2006, the Company had $47.9 billion in residential real estate loans and home equity lines, representing 39.5% of total loans, and an additional $19.0 billion in commitments to extend credit on home equity lines and $28.2 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans. As of December 31, 2007, the Company owned $16.4 billion of interest only loans, primarily with a 10 year interest only period. Approximately $1.4 billion of those loans had combined original loan to value ratios in excess of 80%. Additionally, the Company owned approximately $2.3 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type by managing the timing of payment shock, and through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $591.6 million and $693.1 million as of December 31, 2007 and December 31, 2006, respectively.

Note 20 – Fair Value

Financial Instruments Measured at Fair Value

As discussed in Note 1, “Accounting Policies,” to the Consolidated Financial Statements, SunTrust early adopted the fair value financial accounting standards SFAS No. 157 and SFAS No. 159 as of January 1, 2007. In certain circumstances, fair value enables a company to more accurately align its financial performance with the market value of actively traded or hedged assets or liabilities. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet. The objectives of the new fair value standards align very closely with the Company’s recent balance sheet management strategies.

In addition to the impact of SFAS No. 159 alleviating the burdens of fair value hedge accounting on certain elements of its debt and loans held for sale, the Company also evaluated other potential impacts of the final provisions of SFAS No. 159 related to its recently formulated asset/liability strategies that specifically related to the investment and loan portfolios. The ability to record at fair value certain financial assets and financial liabilities resulted in the Company accelerating the deployment of the various asset/liability strategies that it had been evaluating during the first quarter. After an analysis of the potential impacts of these standards and discussions with the Board of Directors, the Company decided in late March to early adopt both SFAS No. 157 and SFAS No. 159. The adoption of SFAS No. 157 and SFAS No. 159 had no impact on the Company’s effective tax rate.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

As a result of electing to record these financial assets and financial liabilities at fair value pursuant to the provisions of SFAS No. 159 (fair value option, “FVO”) as of January 1, 2007, the Company recorded the following to opening retained earnings:

(Dollars in thousands)	As of January 1, 2007 prior to Adoption	Net Decrease to Retained Earnings upon Adoption	As of January 1, 2007 after Adoption
Securities	$15,383,938	($231,211)	$15,152,727
Loans	4,068,101	(71,950)	3,996,151
Long-term debt	(6,561,954)	(315,685)	(6,877,639)

Pre-tax cumulative effect of adopting FVO		($618,846)
Increase in deferred tax asset		230,242

Cumulative effect of adopting FVO		($388,604)

The following is a description of each asset and liability class for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the assets and liabilities on a fair value basis.

Fixed Rate Debt

The debt that the Company elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133. This population specifically included $3.5 billion of fixed-rate Federal Home Loan Bank (“FHLB”) advances and $3.3 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. The reduction to opening retained earnings from recording the debt at fair value was $197.2 million. This move to fair value introduced potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding.

During the year ended December 31, 2007, the Company consummated two fixed rate debt issuances. On September 10, 2007, the Company issued $500 million of Senior Notes, which carried a fixed coupon rate of 6.00% and had a term of 10 years. The Company did not enter into any hedges on this debt at issuance and, therefore, did not elect to carry the debt at fair value. On November 5, 2007, the Company issued $500 million of Senior Notes, which carried a fixed coupon rate of 5.25% and had a term of 5 years. The Company did enter into hedges in connection with this debt issuance and as a result elected to carry this debt at fair value.

Available for Sale and Trading Securities

The available for sale debt securities that were transferred to trading were substantially all of the debt securities within specific asset classes, whether the securities were valued at an unrealized loss or unrealized gain. The Company elected to reclassify approximately $15.4 billion of securities to trading at January 1, 2007, as well as an additional $600 million of purchases of similar assets that occurred during the first quarter. The reduction to opening retained earnings related to reclassifying the $15.4 billion of securities to trading was $147.4 million. This net unrealized loss was already reflected in accumulated other comprehensive income and, therefore, upon reclassification to retained earnings, there was no net impact to total shareholders’ equity. The Company’s securities portfolio is generally of high credit quality, such that the opening retained earnings adjustment was not significantly impacted by the credit risk embedded in the assets, but rather due to interest rates.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company elected to move these available for sale securities to trading securities in order to initially seed the trading securities portfolio that the Company intended to actively manage in connection with the overall management of the Company’s balance sheet. The transfer of securities to trading enabled the Company to more actively trade a more significant portion of its investment portfolio and reduce the overall size of the available for sale portfolio. In determining the assets to be sold, the Company considered economic factors, such as yield, collateral, interest terms, capital efficiency, and duration, in relation to its balance sheet strategies. In evaluating its total available for sale portfolio of approximately $23 billion at January 1, 2007, the Company determined that approximately $3 billion of securities were not available or were not practicable to be fair valued and reclassified to trading under SFAS No. 159, as these securities had matured or been called during the quarter, were subject to business restrictions, were privately placed or had nominal principal amounts. Approximately $5 billion of securities aligned with the Company’s recent balance sheet strategy, due to the nature of the assets (such as 30-year fixed rate mortgage backed securities (“MBS”), 10/1 adjustable rate mortgages (“ARMs”), floating rate ABS and municipal bonds); therefore, the securities continued to be classified as available for sale. These securities yielded over 5.6%, had a duration over 4.0%, and were in a $6.7 million net unrealized gain position as of January 1, 2007. The remaining $15.4 billion of securities, which included hybrid ARMs, commercial MBS, collateralized mortgage obligations (“CMO”) and MBS (excluding those classes of mortgage-backed securities that remained classified as securities available for sale), yielded approximately 4.5% and had a duration under 3.0%. The approximate $600 million of securities that were purchased in the first quarter and originally classified as available for sale were similar to the securities reclassified to trading on January 1, 2007 upon adoption of SFAS No. 159; accordingly, the Company reclassified these securities to trading pursuant to the provisions of SFAS No. 159.

During the first quarter of 2007, in connection with the Company’s decision to early adopt SFAS No. 159, the Company purchased approximately $1.7 billion of treasury bills, which were classified as trading securities, and approximately $3.2 billion of 30-year fixed rate MBS, which were classified as securities available for sale. The Company entered into approximately $13.5 billion notional of interest rate derivatives to mitigate the fair value volatility of the available for sale securities that had been reclassified to trading. Finally, as part of its asset/liability strategies, the Company executed an additional $7.5 billion notional receive-fixed interest rate swaps that were designated as cash flow hedges under SFAS No. 133 on floating rate commercial loans.

During the second quarter of 2007, the Company sold substantially all of the $16.0 billion in securities transferred to trading at prices that, in the aggregate and including the hedging gains and losses, approximated the fair value of the securities at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value. The Company replaced a portion of these securities with an additional $5.4 billion of treasury bills classified as trading and $1.8 billion of 30-year fixed rate MBS classified as available for sale. In addition, the Company reduced wholesale overnight funding by approximately $4 billion. The 30-year fixed-rate MBS were a similar asset type to the securities that remained classified as available for sale but were substantially different from the securities reclassified to trading as part of our adoption. These securities yield over 5.5% and have an effective duration of approximately 5.7%.

Subsequent to the transactions executed at the end of the first quarter and early second quarter, the Company continued to maintain an active trading portfolio, as well as refine its trading securities strategies. As trading securities matured or sold, the Company purchased additional trading securities that included longer dated agency debentures, commercial paper, ABS, corporate bonds, etc. During the year ended December 31, 2007, the Company purchased approximately $23 billion of trading securities for balance sheet management purposes. In addition, during 2007, the Company entered into $4.6 billion of FHLB letters of credit that it elected to record at fair value and used these letters of credit to satisfy customer collateral and deposit requirements.

Mortgage Loans Held for Sale

In connection with the early adoption of SFAS No. 159, the Company evaluated the composition of the mortgage loan portfolio including certain business restrictions on loans that are held by real estate investment trusts (“REITs”). As part of its overall balance sheet management strategies during the second quarter of 2006, the Company decided to no longer retain in its portfolio new originations of prime quality, mid-term adjustable rate, highly commoditized, conforming agency and nonagency conforming residential mortgage portfolio loans in order to moderate the growth of earning assets, but had not undertaken plans to sell or securitize any of these loans held in the loan portfolio. In connection with its recently formulated

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

asset/liability management strategies, the Company evaluated the composition of the mortgage loan portfolio, particularly in light of its plans to no longer hold the above mentioned mortgage loans in its portfolio, as well as its expectation to begin to record at fair value substantially all newly-originated mortgage loans held for sale in the second quarter of 2007. Based on this evaluation, the Company elected to carry $4.1 billion of these types of loans held in the loan portfolio at fair value as of January 1, 2007 and transferred these loans to held for sale at the end of the first quarter. The loans that the Company elected to move to fair value were not owned by a REIT and had a weighted average coupon rate of approximately 4.9%. These loans were all performing loans and virtually none had been past due 30 days or more over the prior 12 month period. The reduction to opening retained earnings related to these loans was $44.2 million, which was net of a $4.1 million reduction in the allowance for loan losses related to these loans. In connection with recording these loans at fair value, the Company entered into hedging activities to mitigate the earnings volatility from changes in the loans’ fair value. During the twelve months ended December 31, 2007, the Company sold or securitized $3.4 billion of the $4.1 billion of mortgage loans transferred to loans held for sale that, in the aggregate and including the hedging gains and losses, approximated the fair value of the mortgage loans at March 31, 2007, and terminated the interest rate derivatives it had entered into as hedges of the fair value. As of December 31, 2007, $0.5 billion of the $4.1 billion in initially fair valued mortgage loans remained outstanding.

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. During 2007, the Company elected to record at fair value $27.4 billion of mortgage loans and classified these loans as held for sale. As of December 31, 2007, there were $5.9 billion of newly-originated mortgage loans at fair value held for sale. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the twelve months ended December 31, 2007, approximately $79 million of loan origination fees were recognized in noninterest income and approximately $78 million of loan origination costs were recognized in noninterest expense due to this fair value election. The servicing value, which had been recorded at the time the loan was sold as MSRs, is now included in the fair value of the loan and recognized at origination of the loan. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage production income.

In the course of normal business, the Company may elect to transfer certain fair valued mortgage loans held for sale to mortgage loans held for investment. During the year ended December 31, 2007, approximately $221.0 million of such loans were transferred from mortgage loans held for sale to mortgage loans held for investment due to a change of management’s intent with respect to these loans.

Securitization and Trading Loans

As part of its securitization and trading activities, the Company often warehouses assets prior to sale or securitization, retains interests in securitizations, and maintains a portfolio of loans that it trades in the secondary market. At January 1, 2007, the Company transferred to trading assets approximately $600 million of loans, substantially all of which were purchased from the market for the purpose of sales into securitizations, which were previously classified as loans held for sale. Pursuant to the provisions of SFAS No. 159, the Company elected to carry warehoused and trading loans at fair value in order to reflect the active management of these positions and, in certain cases, to align the economics of these instruments with the hedges that the Company typically executes on certain of these loans. The Company also elected to reclassify its residual interests to trading assets, consistent with other residual positions the Company owns. As of December 31, 2007, approximately $107 million of the $600 million of trading loans transferred into trading assets as of January 1, 2007 remained outstanding, and additional loans were purchased and recorded at fair value as part of the Company’s normal loan securitization and trading activities.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Valuation Methodologies and Fair Value Hierarchy

The most significant instruments that the Company fair values include securities, derivative instruments, fixed rate debt and loans, a substantial portion of which falls into Level 2 in the fair value hierarchy. Other than derivative instruments, the majority of the securities in the Company’s trading and available for sale portfolios, along with the publicly-issued debt are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. Further, the Company has developed an internal, independent price verification function that performs testing on valuations received from third parties. The Company’s principal markets for its securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in those markets. Debt that the Company has fair valued is priced based on observable market data in the institutional markets, which is its principal market. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. These valuation adjustments were not significant during 2007. For loans where quoted market prices are not available, the fair value of loans is based on securities prices of similar products and when appropriate includes adjustments to account for credit spreads, interest rates, collateral type and costs that would be incurred to transform a loan into a security when sold. When observable market prices are not available due to illiquid markets the Company uses internal modeling. Estimation of fair value requires assumptions about prepayment speeds, default rates, loss severity rates and liquidity discounts. If broker pricing is available, despite the lack of market observable trades, the Company will obtain broker pricing for a population of loans and extrapolate this data across a larger loan population. The principal market for loans is the secondary loan market in which loans trade as either whole loans or securities. The Company employs the same valuation techniques in the determination of fair value for loans accounted for under fair value as those accounted for under the lower of cost or fair value.

For loan products and issued liabilities that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. As approximately $46.4 million, or 0.7%, of the loans carried at fair value were on nonaccrual status, were past due or have other characteristics that would be attributable to borrower-specific credit risk, the Company does not ascribe any significant fair value changes to instrument-specific credit risk as of December 31, 2007. Further, the allowance for loan losses that was removed due to electing to carry certain mortgage loans at fair value did not include any specific credit reserves for those loans. However, when estimating the fair value of its loans, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk. For its publicly-issued fixed rate debt, the Company estimated credit spreads above LIBOR rates, based on trading levels of its debt in the market as of December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007. Based on this methodology, the Company recognized a gain of approximately $157.5 million for the twelve months ended December 31, 2007 due to changes in its own credit spread.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents financial assets and financial liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The table does not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the interest rate risk associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits/(losses) and commissions or mortgage production related income, as appropriate, and substantially offset the change in fair value of the financial instruments referenced in the table below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

		Fair Value Measurements at December 31, 2007, Using			Fair Value Gain/(Loss) for the Year Ended December 31, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Assets/Liabilities Measured at Fair Value December 31, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Account Profits and Commissions	Mortgage Production Related Income		Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	$10,518,379	$294,412	$7,273,822	$2,950,145	($151,695)	$-		($151,695)
Securities available for sale	16,264,107	2,815,488	12,578,912	869,707	-	-		-
Loans held for sale	6,325,160	-	5,843,833	481,327	-	81,561	[2]	81,561
Loans	220,784	-	-	220,784	-	(1,712)		(1,712)

Liabilities
Brokered deposits	234,345	-	234,345	-	7,686	-		7,686
Trading liabilities	2,160,385	592,678	1,567,707	-	-	-		-
Long-term debt	7,446,980	-	7,446,980	-	(70,927)	-		(70,927)
Other liabilities, net	19,603	-	-	19,603	-	-		-

1	Changes in fair value for the twelve months ended December 31, 2007 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the twelve months ended December 31, 2007, the change in fair value related to accrued interest income on loans held for sale was an increase of $11.1 million and the change in fair value related to accrued interest expense on brokered deposits and long-term debt was an increase of $8.7 million and a decrease of $29.1 million, respectively.
2	This amount includes $214.6 million related to MSR assets recognized upon the sale of the loans.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to any related economic hedges the Company used to mitigate the interest rate risk associated with these assets. With respect to loans held for sale, the changes in fair value of the economic hedges were also recorded in mortgage production related income, and substantially offset the change in fair value of the financial assets referenced in the table below. The Company’s economic hedging activities are deployed at the portfolio level.

		Fair Value Measurement at December 31, 2007, Using
(Dollars in thousands)	Carrying Value as of December 31, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance as of December 31, 2007
Loans Held for Sale[1]	$1,476,425	$-	$1,155,347	$321,078	($81,054)
OREO[2]	183,753	-	183,753	-	(12,393)
Affordable Housing[2]	544,160	-	-	544,160	-

[1]	These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 65.
[2]

These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 144. There was a $63.4 million impairment recorded on Affordable Housing properties during 2007.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2007, approximately $105.7 million of leases held for sale were included in loans held for sale in the Consolidated Balance Sheets and were not eligible for fair value election under SFAS No. 159.

SunTrust used significant unobservable inputs (Level 3) to fair value certain trading assets, securities available for sale, portfolio loans accounted for at fair value, loans held for sale and other liabilities, as further described below, as of December 31, 2007. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. More specifically, the asset-backed securities market and certain residential loan markets have experienced significant dislocation and illiquidity in both new issues and the levels of secondary trading. When able, the Company will obtain third-party broker quotes for much of its investment portfolio, as this level of evidence is the strongest support absent current market activity for the fair value of these instruments.

Level 3 trading assets include residual interests retained from Company-sponsored securitizations of commercial loans, structured asset sales participations, investments in SIVs, and investments in other asset-backed securities for which little or no market activity exists or whose value of the underlying collateral is not market observable. The residual interests are valued based on internal models which incorporate assumptions, such as prepayment speeds or estimated credit losses, which are not market observable. Generally, the Company attempts to obtain pricing for its securities from a third-party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuation or used to validate outputs from the Company’s own proprietary models. However, the distressed market conditions have impacted the Company’s ability to obtain third-party pricing data for its investments in SIVs and certain other asset-backed securities. Even when third-party pricing has been available, the limited trading activity and illiquidity resulting from current market conditions has challenged the observability of these quotations. When observable market data for these instruments is not available, SunTrust will use industry-standard or proprietary models to estimate fair value and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

Certain securities available for sale consist of instruments that are not readily marketable and may only be redeemed with the issuer at par. During the third quarter of 2007, the Company transferred $105.8 million of securities available for sale into Level 3 based on further evaluation of the markets in which these securities trade. These instruments are primarily municipal bond securities, which are only redeemable with the issuer at par and cannot be traded in any market; as such, no observable market data that applies to these instruments is available. Additionally, during the fourth quarter of 2007, the Company transferred $979.0 million of trading securities into Level 3 due to the illiquidlity of these securities and lack of market observable information to value these securities. Transfers into Level 3 are generally as of the beginning of the quarter in which the transfer occurred.

During the fourth quarter the Company transferred $716.0 million of mortgage loans held for sale and $219.4 million of mortgage loans held for investment into Level 3 based on secondary market illiquidity and the resulting reduction of available observable market data for certain non-agency loans requiring increased reliance on alternative valuation methodologies. Level 3 loans are non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter and increased during the fourth quarter, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing alternative valuation methodologies to fair value the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include obtaining certain levels of broker pricing, when available, and extrapolating this data across the larger loan population. This extrapolation includes recording additional liquidity adjustments, when necessary, and valuation estimates of underlying collateral to accurately reflect the price the Company believes it would receive if the loans were sold.

The Company classifies interest rate lock commitments on residential mortgage loans, which are derivatives under SFAS No. 133, on a net basis within other liabilities or other assets. The fair value of these commitments, while based on interest

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect an estimate of the likelihood of a commitment that will ultimately result in a closed loan.

The following table shows a reconciliation of the beginning and ending balances for fair valued assets measured using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets	Securities Available for Sale	Mortgage Loans Held for Sale	Loans, net
Beginning balance January 1, 2007	$24,393	$734,633	$-	$-
Total gains/(losses) (realized/unrealized):
Included in earnings	(518,242)	-	(15,528)	(60)
Included in other comprehensive income	-	416	-	-
Purchases and issuances	2,586,901	90,605	2,786	-
Settlements	(11,149)	(27,604)	-	-
Sales	(49,550)	-	-	-
Paydowns and maturities	(66,361)	(34,152)	(2,498)	-
Transfers from loans held for sale to loans held in portfolio	-	-	(219,461)	219,461
Transfers into Level 3	984,153	105,809	716,028	1,383

Ending balance December 31, 2007	$2,950,145	$869,707	$481,327	$220,784

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2007	($518,242)	$-	($15,528)	($60)

The following table shows a reconciliation of the beginning and ending balances for fair valued liabilities, which are interest rate lock commitments (“IRLCs”) on residential mortgage loans held for sale, measured using significant unobservable inputs:

(Dollars in thousands)	Other Assets/ (Liabilities)
Beginning balance January 1, 2007	($29,633)
Included in earnings:
Issuances (inception value)	(183,336)
Fair value changes	(115,563)
Expirations	91,458
Settlements of IRLCs and transfers into closed loans	217,471

Ending balance December 31, 2007	($19,603)

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at December 31, 2007	($19,603)

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

For loans held for sale, trading assets and other liabilities fair-valued using Level 3 inputs, the realized and unrealized gains and losses included in earnings for the twelve months ended December 31, 2007 are reported in trading account profits and commissions and mortgage production related income as follows:

	Twelve Months Ended December 31, 2007
	Trading Account Profits and Commissions	Mortgage Production Related Income
Total change in earnings	($518,242)	($223,029)

Change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2007	($518,242)	($35,191)

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of trading assets, loans, loans held for sale, brokered deposits and long term debt instruments for which the fair value option has been elected. For loans held for sale for which the fair value option has been elected, the table also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in thousands)	Aggregate Fair Value December 31, 2007	Aggregate Unpaid Principal Balance under FVO December 31, 2007	Fair value carrying amount over/(under) unpaid principal
Trading assets	$444,774	$442,624	$2,150
Loans	220,784	229,473	(8,689)
Loans held for sale	6,314,106	6,248,541	65,565
Past due loans of 90 days or more	5,213	6,140	(927)
Nonaccrual loans	5,841	7,316	(1,475)
Brokered deposits	234,345	237,205	(2,860)
Long-term debt	7,446,980	7,316,750	130,230

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31 were as follows:

	2007		2006
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$5,642,601	$5,642,601	$5,307,745	$5,307,745
Trading assets	10,518,379	10,518,379	2,777,629	2,777,629
Securities available for sale	16,264,107	16,264,107	25,101,715	25,101,715
Loans held for sale	8,851,695	8,853,694	11,790,122	11,807,395
Loans, net	121,036,490	121,268,955	120,409,812	119,673,963
Financial liabilities
Consumer and commercial deposits	101,870,025	101,889,709	99,775,888	99,737,114
Brokered deposits	11,715,024	11,693,673	18,150,059	18,153,263
Foreign deposits	4,257,601	4,257,738	6,095,682	6,095,675
Short-term borrowings	12,200,820	12,200,820	13,880,653	13,880,661
Long-term debt	22,956,508	22,733,420	18,992,905	19,202,616
Trading liabilities	2,160,385	2,160,385	1,634,097	1,634,097

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•

Cash and cash equivalents are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

•

Securities available for sale and trading assets and liabilities are predominantly valued at quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require.

•

Loans held for sale are valued based on observable current market prices. If quoted market prices are not available, fair values are based on quoted market prices of similar instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require.

•

Loans are valued on the basis of estimated future receipts of principal and interest, discounted at rates currently being offered for loans with similar terms and credit quality. Loan prepayments are used to adjust future cash flows based on historical patterns. The assumptions used are expected to approximate those that market participants would use in valuing loans. The carrying amount of accrued interest approximates its fair value.

•

Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The intangible value of long-term relationships with depositors is not taken into account in estimating fair values.

•

Fair values for foreign deposits, brokered deposits, short-term borrowings and long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments.

Note 21 – Contingencies

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. The Company’s experience has shown that the damages often alleged by plaintiffs or claimants are grossly overstated, unsubstantiated by legal theory, and bear no relation to the ultimate award that a court might grant. In addition, valid legal defenses, such as statutes of limitations, frequently result in judicial findings of no liability by the Company. Because of these factors, the Company cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, it is the opinion of management that liabilities arising from these claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition or results of operations.

Note 22–Business Segment Reporting

The Company uses a line of business management structure to measure business activities. During 2007, the Company had five primary lines of business (“LOBs”): Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage.

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

Corporate and Investment Banking provides advisory services, debt and equity capital raising solutions, financial risk management capabilities, and debt and equity sales and trading for the Company’s clients as well as traditional lending, leasing, treasury management services and institutional investment management to middle and large corporate clients.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Mortgage line of business offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with MSRs retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and the Company’s captive reinsurance subsidiary (Twin Rivers Insurance Company, formerly Cherokee Insurance Company).

In addition, the Company reports a Corporate Other and Treasury segment which includes the investment and trading securities portfolio, long-term debt, capital, short-term liquidity and funding activities, balance sheet risk management including derivative hedging activities, and certain support activities not currently allocated to the aforementioned lines of business. Because the business segment results are presented based on management accounting practices, the transition to generally accepted accounting principles creates differences which are reflected in Reconciling Items.

For business segment reporting purposes, the basis of presentation in the accompanying financial tables includes the following:

•

Net interest income – All net interest income is presented on a fully taxable-equivalent (“FTE”) basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched-maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment . The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched-maturity funds mismatch is generally attributable to the corporate balance sheet management strategies.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

	Twelve Months Ended December 31, 2007
(Dollars in thousands)	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$38,007,827	$35,415,346	$24,353,571	$45,554,333	$8,901,646	$23,980,022	$1,582,773	$177,795,518
Average total liabilities	69,087,135	19,164,955	9,207,334	2,718,817	10,434,428	49,278,490	96,346	159,987,505
Average total equity	-	-	-	-	-	-	17,808,013	17,808,013

Net interest income	$2,286,775	$870,321	$174,848	$527,079	$347,052	($182,218)	$695,687	$4,719,544
Fully taxable-equivalent adjustment (FTE)	136	37,144	47,481	-	54	17,837	28	102,680

Net interest income (FTE)[1]	2,286,911	907,465	222,329	527,079	347,106	(164,381)	695,715	4,822,224
Provision for loan losses[2]	266,566	22,187	37,722	81,157	8,519	6,692	242,079	664,922

Net interest income after provision for loan losses	2,020,345	885,278	184,607	445,922	338,587	(171,073)	453,636	4,157,302
Noninterest income	1,103,873	298,564	377,980	365,746	807,955	498,363	(23,797)	3,428,684
Noninterest expense	2,181,804	721,215	489,762	823,793	1,008,603	32,329	(23,729)	5,233,777

Net income before taxes	942,414	462,627	72,825	(12,125)	137,939	294,961	453,568	2,352,209
Provision for income taxes[3]	340,283	89,532	27,227	(20,053)	53,043	70,977	157,185	718,194

Net income	$602,131	$373,095	$45,598	$7,928	$84,896	$223,984	$296,383	$1,634,015

	Twelve Months Ended December 31, 2006
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$37,772,328	$35,000,439	$23,881,973	$42,014,601	$8,933,309	$30,680,991	$2,031,505	$180,315,146
Average total liabilities	69,847,793	18,297,220	8,835,694	2,151,683	10,021,965	53,688,167	(74,116)	162,768,406
Average total equity	-	-	-	-	-	-	17,546,740	17,546,740

Net interest income	$2,344,972	$916,699	$203,132	$603,116	$369,484	($145,682)	$368,744	$4,660,465
Fully taxable-equivalent adjustment (FTE)	116	40,942	31,449	-	71	15,437	(49)	87,966

Net interest income (FTE)[1]	2,345,088	957,641	234,581	603,116	369,555	(130,245)	368,695	4,748,431
Provision for loan losses[2]	105,985	9,701	113,933	8,748	3,696	4,076	16,397	262,536

Net interest income after provision for loan losses	2,239,103	947,940	120,648	594,368	365,859	(134,321)	352,298	4,485,895
Noninterest income	1,050,855	284,053	667,570	379,424	1,096,046	16,329	(25,905)	3,468,372
Noninterest expense	2,164,717	679,725	492,348	601,670	1,001,607	(36,246)	(23,961)	4,879,860

Total contribution before taxes	1,125,241	552,268	295,870	372,122	460,298	(81,746)	350,354	3,074,407
Provision for income taxes[3]	409,665	127,811	105,715	126,413	171,141	(105,611)	121,802	956,936

Net income	$715,576	$424,457	$190,155	$245,709	$289,157	$23,865	$228,522	$2,117,471

	Twelve Months Ended December 31, 2005
	Retail	Commercial	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$36,900,830	$33,127,140	$21,135,360	$33,031,775	$8,561,002	$32,810,621	$2,522,043	$168,088,771
Average total liabilities	65,897,208	17,042,341	8,617,720	1,871,113	9,937,605	48,391,891	(195,391)	151,562,487
Average total equity	-	-	-	-	-	-	16,526,284	16,526,284

Net interest income	$2,186,036	$865,541	$232,544	$554,542	$350,330	($1,041)	$391,014	$4,578,966
Fully taxable-equivalent adjustment (FTE)	83	37,722	22,484	-	64	15,138	1	75,492

Net interest income (FTE)[1]	2,186,119	903,263	255,028	554,542	350,394	14,097	391,015	4,654,458
Provision for loan losses[2]	138,322	27,666	12,503	5,614	8,880	5,798	(21,897)	176,886

Net interest income after provision for loan losses	2,047,797	875,597	242,525	548,928	341,514	8,299	412,912	4,477,572
Noninterest income	1,020,119	270,528	636,349	239,299	942,466	76,818	(30,535)	3,155,044
Noninterest expense	2,048,975	670,006	478,543	516,328	932,559	74,863	(30,545)	4,690,729

Total contribution before taxes	1,018,941	476,119	400,331	271,899	351,421	10,254	412,922	2,941,887
Provision for income taxes[3]	378,760	103,833	151,835	92,003	133,031	(57,247)	152,433	954,648

Net income	$640,181	$372,286	$248,496	$179,896	$218,390	$67,501	$260,489	$1,987,239

1	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
2	Provision for loan losses represents net charge-offs for the lines of business.
3	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 23 – Accumulated Other Comprehensive Income

(Dollars in thousands)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, January 1, 2005	$1,964,539	($687,589)	$1,276,950
Unrealized net loss on securities	(576,888)	219,217	(357,671)
Unrealized net loss on derivatives	(24,253)	9,216	(15,037)
Change related to employee benefit plans	6,561	(2,493)	4,068
Reclassification adjustment for realized gains and losses on securities	41,109	(15,621)	25,488
Reclassification adjustment for realized gains and losses on derivatives	6,924	(2,631)	4,293

Accumulated other comprehensive income, December 31, 2005	1,417,992	(479,901)	938,091
Unrealized net gain on securities	474,003	(180,121)	293,882
Unrealized net gain on derivatives	52,674	(20,016)	32,658
Change related to employee benefit plans	9,482	(3,603)	5,879
Adoption of SFAS No. 158	(621,011)	235,984	(385,027)
Reclassification adjustment for realized gains and losses on securities	59,499	(22,610)	36,889
Reclassification adjustment for realized gains and losses on derivatives	5,770	(2,193)	3,577

Accumulated other comprehensive income, December 31, 2006	1,398,409	(472,460)	925,949
Unrealized net gain on securities	666,387	(253,227)	413,160
Unrealized net gain on derivatives	240,816	(91,510)	149,306
Change related to employee benefit plans	113,550	(43,149)	70,401
Adoption of SFAS No. 159	231,211	(83,837)	147,374
Pension plan changes and resulting remeasurement	128,560	(48,853)	79,707
Reclassification adjustment for realized gains and losses on securities	(272,861)	103,687	(169,174)
Reclassification adjustment for realized gains and losses on derivatives	(15,442)	5,868	(9,574)

Accumulated other comprehensive income, December 31, 2007	$2,490,630	($883,481)	$1,607,149

The components of accumulated other comprehensive income at December 31 were as follows:

(Dollars in thousands)	2007	2006	2005
Unrealized net gain on available for sale securities	1,693,947	1,302,588	971,817
Unrealized net gain/(loss) on derivative financial instruments	158,628	18,896	(17,339)
Employee benefit plans	(245,426)	(395,535)	(16,387)

Total accumulated other comprehensive income	1,607,149	925,949	938,091

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 24 – Other Noninterest Expense

Other noninterest expense in the Consolidated Statements of Income includes:

	Twelve Months Ended December 31
(Dollars in thousands)	2007	2006	2005
Operating losses over and short	$134,028	$44,570	$40,341
Other staff expense	132,496	92,513	90,074
Credit and collection services	112,547	101,610	84,895
Consulting and legal	101,223	112,983	112,625
Postage and delivery	93,182	92,731	85,399
Communications	79,028	72,882	79,245
Operating supplies	48,745	54,034	53,175
FDIC premiums	22,425	22,569	23,083
Other real estate expense/(income)	15,797	170	(1,196)
Other expense	376,984	347,422	341,065

Total other noninterest expense	$1,116,455	$941,484	$908,706

Note 25 – SunTrust Banks, Inc. (Parent Company Only) Financial Information

Statements of Income – Parent Company Only

	Twelve Months Ended December 31
(Dollars in thousands)	2007	2006	2005
Income
From subsidiaries:
Dividends – substantially all from SunTrust Bank	$1,896,976	$1,102,627	$1,860,103
Interest on loans	33,699	26,800	26,143
Trading account profits/(losses) and commissions	(242,780)	(3,396)	2,513
Other income	135,251	134,293	62,801

Total income	1,823,146	1,260,324	1,951,560

Expense
Interest on short-term borrowings	67,013	23,798	13,889
Interest on long-term debt	273,993	268,120	215,453
Employee compensation and benefits	4,116	32,851	18,506
Service fees to subsidiaries	18,880	25,446	16,250
Other expense	22,051	61,641	65,533

Total expense	386,053	411,856	329,631

Income before income taxes and equity in undistributed income of subsidiaries	1,437,093	848,468	1,621,929
Income tax benefit	131,494	52,805	56,903

Income before equity in undistributed income of subsidiaries	1,568,587	901,273	1,678,832
Equity in undistributed income of subsidiaries	65,428	1,216,198	308,407

Net income	1,634,015	2,117,471	1,987,239
Preferred stock dividends	30,275	7,729	-

Net income available to common shareholders	$1,603,740	$2,109,742	$1,987,239

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Balance Sheets – Parent Company Only

	December 31
(Dollars in thousands)	2007	2006
Assets
Cash in subsidiary banks	$5,160	$8,315
Interest-bearing deposits in other banks	1,432,205	1,930,998

Cash and cash equivalents	1,437,365	1,939,313
Trading assets	1,195,605	4,948
Securities available for sale	210,420	217,551
Loans to subsidiaries	1,031,877	790,294
Investment in capital stock of subsidiaries stated on the basis of the Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	20,668,687	20,132,580
Nonbanking subsidiaries	1,111,618	1,160,766
Premises and equipment	1,739	1,927
Goodwill and other intangible assets	128,819	128,819
Other assets	504,705	515,592

Total assets	$26,290,835	$24,891,790

Liabilities and Shareholders’ Equity
Short-term borrowings from:
Subsidiaries	$71,605	$93,735
Non-affiliated companies	2,361,387	744,524
Long-term debt (debt at fair value: $1,118,974 at December 31, 2007)	5,063,620	4,916,635
Trading liabilities	3,364	22,421
Other liabilities	738,341	1,300,869

Total liabilities	8,238,317	7,078,184

Preferred stock, no par value	500,000	500,000
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,707,293	6,627,196
Retained earnings	10,646,640	10,541,152
Treasury stock, at cost, and other	(1,779,142)	(1,151,269)
Accumulated other comprehensive income	1,607,149	925,949

Total shareholders’ equity	18,052,518	17,813,606

Total liabilities and shareholders’ equity	$26,290,835	$24,891,790

Common shares outstanding	348,411,163	354,902,566
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	5,000
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	22,167,235	15,675,832

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flow – Parent Company Only

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$1,634,015	$2,117,471	$1,987,239
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(65,428)	(1,216,198)	(308,407)
Depreciation, amortization and accretion	1,028	1,907	5,573
Stock option compensation	24,275	25,969	26,375
Deferred income tax provision	17,701	19,378	16,753
Excess tax benefits from stock option compensation	(11,259)	(33,258)	-
Amortization of compensation element of performance and restricted stock	34,820	18,340	9,190
Securities (gains)/losses	-	(15,065)	2,979
Net change in valuation of long-term debt and derivatives	45,710	20	-
Net decrease/(increase) in other assets	15,960	(149,630)	(54,220)
Net (decrease)/increase in other liabilities	(318,182)	86,397	173,054

Net cash provided by operating activities	1,378,640	855,331	1,858,536

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	37,355	307,801	299,968
Purchases of securities available for sale	(214,005)	(121,836)	(200,187)
Proceeds from sales of trading securities	211	-	-
Proceeds from maturities, calls & repayments of trading securities	195,235	-	-
Purchases of trading securities	(1,205,136)	-	-
Net change in loans to subsidiaries	(241,583)	123,372	(49,504)
Net change in premises and equipment	-	12,823	(1,290)
Capital contributions (to) from subsidiaries	(9,812)	2,105	(530,355)
Other, net	904	1,014	56,683

Net cash (used in) provided by investing activities	(1,436,831)	325,279	(424,685)

Cash Flows from Financing Activities:
Net increase (decrease) in short-term borrowings	1,594,733	351,149	(101,236)
Redemption of real estate investment trust security	(424,923)	-	-
Proceeds from the issuance of long-term debt	1,000,000	1,499,700	-
Repayment of long-term debt	(900,572)	(1,012,563)	(9,062)
Proceeds from the issuance of preferred stock	-	492,295	-
Proceeds from the exercise of stock options	186,000	215,947	135,701
Acquisition of treasury stock	(853,385)	(1,105,043)	(196,396)
Excess tax benefits from stock option compensation	11,259	33,258	-
Dividends paid	(1,056,869)	(887,297)	(794,971)

Net cash used in financing activities	(443,757)	(412,554)	(965,964)

Net (decrease) increase in cash and cash equivalents	(501,948)	768,056	467,887
Cash and cash equivalents at beginning of period	1,939,313	1,171,257	703,370

Cash and cash equivalents at end of period	$1,437,365	$1,939,313	$1,171,257

Supplemental Disclosures:
Income taxes received from subsidiaries	$734,078	$615,131	$644,350
Income taxes paid by Parent Company	(703,653)	(548,570)	(558,409)

Net income taxes received by Parent Company	$30,425	$66,561	$85,941

Interest paid	$344,691	$291,267	$234,537
Net non-cash contribution of assets and liabilities to subsidiaries	5,312	(34,311)	(325,631)

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 26 – Severance Expense

In 2007, the Company initiated its E2 Efficiency and Productivity Program (“E2”). E2 includes a series of initiatives aimed at reducing the Company’s expense growth. As part of the E2 Program, the Company is reviewing its organizational design in order to achieve scalability in its core processes, reduce redundant and overlapping activities and reduce complexity in the organizational structure. During 2007, the Company recognized severance expense of $45.0 million relating to approximately 2,400 positions expected to be eliminated through 2007 and 2008. As of December 31, 2007, accrued severance expense was $20.3 million. Severance expense was classified as other noninterest expense in the Consolidated Statements of Income and was all recorded within the Corporate Other and Treasury line of business.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2007, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2007. Based upon that evaluation, Management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

CEO and CFO Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s 2007 Form 10-K. In addition, on May 8, 2007 the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on May 8, 2007. The foregoing certification was unqualified.

Item 9B. OTHER	INFORMATION

None.

Part III

Item 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information at the captions “Nominees for Directorship,” “Nominees for Terms Expiring in 2009,” “Directors,” “Directors Whose Terms Expire in 2009,” “Directors Whose Terms in Expire in 2010,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Nominations for Election to the Board,” and “Board Committees” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 29, 2008 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11. EXECUTIVE	COMPENSATION

The information at the captions “Executive Compensation”(“Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation and Other Payments to the Named Executive Officers,” “Summary Compensation Table,” “Grants and Plan-Based Awards,” “Option Exercises and Stock Vested,” “Outstanding Equity Awards at Fiscal Year-end,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Change in Control”), “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 29, 2008 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information at the captions “Equity Compensation Plans,” “Stock Ownership of Certain Persons” – ”Stock Ownership of Directors and Management” and “Stock Ownership of Principal Shareholder” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 29, 2008 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Director Compensation,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 29, 2008 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information at the captions “Audit Fees and Related Matters” – “Audit and Non-Audit Fees” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 29, 2008 and to be filed with the Commission is incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:

Consolidated Statements of Income for the twelve months ended December 31, 2007, 2006, and 2005; Consolidated Balance Sheets as of December 31, 2007, and 2006;

Consolidated Statements of Shareholders’ Equity as of December 31, 2005, 2006, and 2007; and

Consolidated Statements of Cash Flows for the year ended December 31, 2007, 2006, and 2005.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Company have been included in the Consolidated Financial Statements on the related footnotes, or are either inapplicable or not required.

(a)(3) Exhibits

The following documents are filed as part of this report:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, effective November 14, 1989, as amended effective as of April 24, 1998, April 18, 2000, September 6, 2006, October 23, 2006, and April 17, 2007, incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed March 26, 1999 (File No. 001-08918), Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 001-08918), Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2006, Exhibit 3.1 to the Registrant’s Form 8-A filed October 24, 2006, and Exhibit 3.1 to the Registrant’s Form 8-K filed April 17 2007	*

3.2	Bylaws of the Registrant, as amended and restated on November 13, 2007, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 14, 2007.	*

4.1	Indenture Agreement between Registrant and Morgan Guaranty Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-00084.	*

4.2	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.3	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.4	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.	*

4.5	Form of Indenture between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, dated as of February 1, 1985, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-61583.	*

4.6	Form of Indenture, dated as of September 1, 1993, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-50387.	*

4.7	Form of Third Supplemental Indenture (to Indenture dated as of February 1, 1985), between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, dated as of July 1, 1992, incorporated by reference to Registration Statement No. 333-61583.	*

4.8	Form of resolutions of the Board of Directors of Crestar Financial Corporation approving issuance of $150 million of 8 3/4% Subordinated Notes Due 2004, incorporated by reference to Exhibit 4.6 to Registration Statement No. 333-61583.	*

Exhibit	Description
4.9	Second Supplemental Indenture by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee, dated September 22, 2004, incorporated by reference to Exhibit 4.9 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.10	First Supplemental Indenture between National Commerce Financial Corporation and the Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.11	Indenture between National Commerce Financial Corporation and The Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.12	Form of Guarantee Agreement entered into by National Commerce Financial Corporation and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.13	Amended and Restated Declaration of Trust among National Commerce Financial Corporation, National Commerce Capital Trust I, The Bank of New York, as Institutional Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrators named therein, dated as of March 27, 1997, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333- 29251).	*

4.14	Assignment and Assumption Agreement between National Commerce Financial Corporation and SunTrust Banks, Inc., dated September 22, 2004, relating to Guarantee Agreement dated March 27, 1997, incorporated by reference to Exhibit 4.14 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.15	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. relating to Trust Agreement dated March 27, 1997, incorporated by reference to Exhibit 4.15 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.16	First Supplemental Indenture by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee, dated September 22, 2004, incorporated by reference to Exhibit 4.16 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.17	Form of Junior Subordinated Indenture between National Commerce Financial Corporation and The Bank of New York, as Debenture Trustee, incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (Registration Statement Nos. 333-73638 and 333- 73638-01).	*

4.18	Form of Guarantee between National Commerce Financial Corporation, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (Registration Statement Nos. 333-73638 and 333-73638-01).	*

4.19	Form of Amended and Restated Trust Agreement between National Commerce Financial Corporation, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees named therein, incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1 of National Commerce Financial Corporation and National Commerce Capital Trust II (Registration Statement Nos. 333-73638 and 333-73638-01).	*

4.20	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. relating to Guarantee Agreement dated December 14, 2001, incorporated by reference to Exhibit 9 to the Registrant’s Registration Statement on Form 8-A filed on October 1, 2004.	*

4.21	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. relating to Trust Agreement dated December 14, 2001, incorporated by reference to Exhibit 4.21 to Registrant’s 2004 Annual Report on Form 10-K.	*

Exhibit	Description
4.22	Form of First Supplemental Indenture (to Indenture dated as of September 1, 1993), dated as of January 1, 1998, between SunTrust Bank Holding Company (as successor in interest to Crestar Financial Corporation) and The Chase Manhattan Bank, as Trustee, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-61583.	*

4.23	Indenture, dated as of October 25, 2006, between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.24	Form of First Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 8-A filed on October 24, 2006.	*

4.25	Form of Second Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.26	Form of Amended and Restated Declaration of Trust, among SunTrust Banks, Inc. as Sponsor, U.S. Bank National Association as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, the Administrative Trustees, incorporated by reference to Exhibit 4.3.2 to Registration Statement No. 333-137101.	*

4.27	Form of Second Amended and Restated Declaration of Trust among SunTrust Banks, Inc., as Sponsor, U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association, as Delaware Trustee and the Administrative Trustees, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.28	Form of Guarantee Agreement between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.3.2 to Registration Statement No. 333-137101.	*

4.29	Form of Guarantee Agreement between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.30	Form of Stock Purchase Contract Agreement between SunTrust Banks, Inc. and SunTrust Preferred Capital I, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 8-A filed on October 24, 2006.	*

4.31	Senior Indenture dated as of September 10, 2007 by and between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2007.	*

10.1	SunTrust Banks, Inc. Management Incentive Plan, amended and restated as of March 14, 2005, and amendment effective November 13, 2006, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 19, 2005 and Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.

10.2	SunTrust Banks, Inc. Performance Unit Plan, amended and restated as of March 14, 2005, incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 19, 2005.	*

Exhibit	Description
10.3	SunTrust Banks, Inc. 2004 Stock Plan effective April 20, 2004, as amended and restated February 12, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 15, 2008, (i) Non-Qualified Stock Option Agreement, (ii) Restricted Stock Agreement, (iii) Director Restricted Stock Agreement, and (iv) Director Restricted Stock Unit Agreement, incorporated by reference to (i) Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, (ii) Exhibit 10.71 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, (iii) Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, and (iv) Exhibit 10.74 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.	*

10.4	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit A to Registrant’s 2000 Proxy Statement on Form 14A (File No. 001-08918), and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.5	SunTrust Banks, Inc. 1995 Executive Stock Plan, and amendment effective as of August 11, 1998, incorporated by reference to Exhibit 10.16 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918) and Exhibit 10.20 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.6	SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and amendment effective February 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918).	*

10.7	SunTrust Banks, Inc. (1986) Executive Stock Plan, as amended effective February 10, 1998, incorporated by reference to Exhibit 10.16 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918) and Exhibit 10.9 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918).	*

10.8	Crestar Financial Corporation 1993 Stock Incentive Plan, as amended and restated effective February 28, 1997, and amendment effective December 19, 1997, incorporated by reference to Exhibit 10.40 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918) and Exhibit 10.38 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.9	2003 Stock Incentive Plan of National Commerce Financial Corporation, and amendment, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-118963 and Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.	*

10.10	National Commerce Financial Corporation Amended and Restated Long Term Incentive Plan, , and amendment effective November 13, 2006, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333- 118963 and Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.	*

10.11	National Commerce Bancorporation 1994 Stock Plan, as amended and restated effective November 1, 1996, and amendments effective as of July 1, 1998 and June 29, 2000, incorporated by reference to Exhibit 4.12 to Registration Statement No. 333-118963.	*

10.12	SouthBanc Shares, Inc. 2001 Stock Option Plan, incorporated by reference to Exhibit 4.11 to Registration Statement No. 333-118963.	*

10.13	SouthBanc Shares, Inc. 1998 Stock Option Plan, as amended November 13, 2006, incorporated by reference to Exhibit 4.10 to Registration Statement No. 333-118963 and Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.	*

10.14	Lighthouse Mortgage Corporation 1994 Stock Option Plan, incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-106638.	*

Exhibit	Description
10.15	SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, and amendments effective January 1, 2001, January 1, 2005, November 14, 2006, January 1, 2001 (dated February 10, 2005, and September 15, 2005), and January 1, 2008, incorporated by reference to Exhibit 10.1 to Registrant’s 2002 Annual Report on Form 10-K (File No. 001- 08918), Exhibit 10.2 to Registrant’s 2004 Annual Report on Form 10-K, Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 11, 2005, Exhibit 10.4 to Registrant’s 2005 Annual Report on Form 10-K, and Exhibit 10.2 to the Registrant’s Current Report on Form 8- K/A filed January 7, 2008.	*

10.16	Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995, and amendments effective December 20, 1996, December 17, 1997, December 29, 1998, January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.37 to Registrant’s 2000 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.43 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.44 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.42 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16 2007	*

10.17	National Commerce Financial Corporation Supplemental Executive Retirement Plan, and amendments effective December 31, 2004, January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.3 to National Commerce Financial Corporation’s 2001 Annual Report on Form 10- K (File No. 001-16607), Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed February 11, 2005, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.18	SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August 13, 1996, and amendments effective as of November 10, 1998, July 1, 1999 (dated December 30, 2005), January 1, 2005, November 14, 2006, and December 31, 2007, incorporated by reference to Exhibit 10.10 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed January 12, 2006, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, and Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed January 7, 2008	*

10.19	Crestar Financial Corporation Excess Benefit Plan, amended and restated effective December 26, 1990, and amendments effective December 18, 1992, March 30, 1998 and December 30, 1998, incorporated by reference to Exhibit 10.29 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.20	Resolution authorizing Pension Restoration Plan, incorporated by reference to Exhibit 10(c)(7) to National Commerce Financial Corporation’s	*

10.21	SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999, and amendments effective October 31, 1999, January 1, 2000, January 1, 2004, January 1, 2005, November 14, 2006, and July 1, 2007, incorporated by reference to Exhibit 10.19 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.21 of Registrant’s 2000 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.16 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918), Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2007	*

10.22	United Virginia Bankshares, Incorporated Deferred Compensation Program under Incentive Compensation Plan of United Virginia Bankshares, Incorporated and Affiliated Corporation, amended and restated through December 7, 1983, and amendments effective January 1, 1987 and January 1, 1988, incorporated by reference to Exhibit 10.30 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918) and Exhibit 10.29 of Registrant’s 2000 Annual Report on Form 10-K (File No. 001-08918).	*

10.23	Crestar Financial Corporation Deferred Compensation Program Under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, and amendments effective January 1, 1994 and effective September 21, 1995, incorporated by reference to Exhibit 10.30 to Registrant’s 2000 Annual Report on Form 10-K (File No. 001-08918) and Exhibit 10.34 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

Exhibit	Description
10.24	National Commerce Financial Bancorporation Deferred Compensation Plan, effective January 1, 1999, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.19 to National Commerce Financial Corporation’s 1998 Annual Report on Form 10-K (File No. 000-06094), and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.25	SunTrust Banks, Inc. 401(k) Excess Plan, amended and restated as of July 1, 1999, and amendments effective December 1, 2001, December 31, 2002, December 30, 2005, January 1, 2005, November 14, 2006, and January 1, 2007, incorporated by reference to Exhibit 10.12 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.8 of Registrant’s 2001 Annual Report on Form 10-K, Exhibit 10.7 to Registrant’s 2002 Annual Report on Form 10-K, Exhibit 10.2 to Registrant’s Current Report on Form 8- K/A filed January 12, 2006, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed January 7, 2008.	*

10.26	Crestar Financial Corporation Additional Nonqualified Executive Plan, amended and restated effective December 26, 1990, and amendments effective December 18, 1992, March 30, 1998 and December 30, 1998, incorporated by reference to Exhibit 10.36 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.27	National Commerce Financial Corporation Equity Investment Plan, and amendments effective June 23, 2003, December 31, 2004, January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 4.4 to National Commerce Financial Corporation’s Registration Statement No. 333-110983 (File No. 0-6094), Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed February 11, 2005, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.28	Employment Agreement between Registrant and James M. Wells III, effective as of December 31, 1998, incorporated by reference to Exhibit 10.24 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001- 08918).	*

10.29	Change in Control Agreements between Registrant and James M. Wells III, William H. Rogers, Jr., Raymond D. Fortin, Mark A. Chancy, William R. Reed, Jr., Timothy E. Sullivan, Thomas E. Panther, and Thomas E. Freeman, incorporated by reference to Exhibits 10.5, 10.6, and 10.8 of the Registrant’s Quarterly Report on Form 10-Q and Form 10-Q/A filed May 14, 2001 (File No. 001-08918); Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 12, 2004; Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 20, 2004; Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 9, 2003 (File No. 001-08918); Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 30, 2005; and Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 17 2006	*

10.30	SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of January 1, 1994, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.21 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.31	Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, amended and restated through December 13, 1983, and amendments effective January 1, 1985, April 24, 1991, December 31, 1993, October 23, 1998, and January 1, 1999, incorporated by reference to Exhibit 10.35 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and Exhibit 10.32 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.32	Crestar Financial Corporation Directors’ Equity Program, effective January 1, 1996, and amendments effective December 20, 1996, September 26, 1997, October 23, 1998, and October 23, 1998, incorporated by reference to Exhibit 10.36 of Registrant’s 2001 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.37 of Registrant’s 2001 Annual Report on Form 10- K (File No. 001-08918), Exhibit 10.48 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.47 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and Exhibit 10.44 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

Exhibit	Description
10.33	National Commerce Financial Corporation Directors’ Fees Deferral Plan and First Amendment, effective January 1, 2002, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.64 to Registrant’s 2004 Annual Report on Form 10-K, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.34	Crestar Financial Corporation Executive Life Insurance Plan, as amended and restated effective January 1, 1991, and amendments effective December 18, 1992, March 30, 1998, and December 30, 1998, incorporated by reference to Exhibit 10.23 to Registrant’s 1998 Annual Report on Form 10- K (File No. 001-08918).	*

10.35	Letter Agreement dated August 10, 2004 from Registrant to James M. Wells III, regarding split dollar life insurance, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm.	(filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm.	(filed herewith)

31.1	Certification of President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of President and CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

Certain instruments defining rights of holders of long-term debt of the Registrant and its subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. At the Commission’s request, the Registrant agrees to give the Commission a copy of any instrument with respect to long-term debt of the Registrant and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed under which the total amount of debt securities authorized does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.

*	incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRUST BANKS, INC.
By:	/s/ James M. Wells III
James M. Wells III
President and Chief Executive Officer

Dated: February 19, 2008

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

Pursuant to the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures		Title

Principal Executive Officer:

/s/ James M. Wells III	2/19/2008
James M. Wells III	Date	President, Chief Executive Officer and Director

Principal Financial Officer:

/s/ Mark A. Chancy	2/19/2008
Mark A. Chancy	Date	Corporate Executive Vice President and
Chief Financial Officer

Principal Accounting Officer:

/s/ Thomas E. Panther	2/19/2008
Thomas E. Panther	Date	Senior Vice President, Controller and
Chief Accounting Officer
Directors:

/s/ Robert M. Beall, II	2/11/2008
Robert M. Beall, II	Date	Director

/s/ J. Hyatt Brown	2/11/2008
J. Hyatt Brown	Date	Director

/s/ Alston D. Correll	2/11/2008
Alston D. Correll	Date	Director

Signatures		Title

/s/ Jeffrey C. Crowe	2/11/2008
Jeffrey C. Crowe	Date	Director

/s/ Thomas C. Farnsworth, Jr.	2/11/2008
Thomas C. Farnsworth, Jr.	Date	Director

/s/ Patricia C. Frist	2/11/2008
Patricia C. Frist	Date	Director

/s/ Blake P. Garrett, Jr.	2/11/2008
Blake P. Garrett, Jr.	Date	Director

/s/ David H. Hughes	2/11/2008
David H. Hughes	Date	Director

/s/ M. Douglas Ivester	2/11/2008
M. Douglas Ivester	Date	Director

/s/ J. Hicks Lanier	2/11/2008
J. Hicks Lanier	Date	Director

/s/ G. Gilmer Minor, III	2/11/2008
G. Gilmer Minor, III	Date	Director

/s/ Larry L. Prince	2/11/2008
Larry L. Prince	Date	Director

/s/ Frank S. Royal, M.D.	2/11/2008
Frank S. Royal, M.D.	Date	Director

/s/ Karen Hastie Williams	2/11/2008
Karen Hastie Williams	Date	Director

/s/ Dr. Phail Wynn, Jr.	2/11/2008
Dr. Phail Wynn, Jr.	Date	Director