Form 10-Q
period 2008-03-31
SUNTRUST BANKS INC
filed 2008-05-08
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Yes    ☒                    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    (Do not check if a smaller reporting company)     Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                    No    ☒

At April 30, 2008, 351,094,884 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year 2008.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income

	For the Three Months Ended
	March 31
(Dollars in thousands except per share data) (Unaudited)	2008	2007
Interest Income
Interest and fees on loans	$1,854,646	$1,993,217
Interest and fees on loans held for sale	99,009	173,728
Interest and dividends on securities available for sale
Taxable interest	152,903	77,379
Tax-exempt interest	11,303	10,732
Dividends[1]	33,925	31,276
Interest on funds sold and securities purchased under agreements to resell	8,947	12,889
Interest on deposits in other banks	247	405
Trading account interest	97,352	228,431

Total interest income	2,258,332	2,528,057

Interest Expense
Interest on deposits	747,820	955,893
Interest on funds purchased and securities sold under agreements to repurchase	56,949	140,732
Interest on trading liabilities	6,050	4,287
Interest on other short-term borrowings	22,776	21,730
Interest on long-term debt	284,870	240,856

Total interest expense	1,118,465	1,363,498

Net Interest Income	1,139,867	1,164,559
Provision for loan losses	560,022	56,441

Net interest income after provision for loan losses	579,845	1,108,118

Noninterest Income
Service charges on deposit accounts	211,839	189,035
Trust and investment management income	161,102	174,318
Retail investment services	72,300	63,543
Other charges and fees	127,231	118,137
Net gain on sale or merger of Lighthouse interests	89,390	32,340
Gain on Visa IPO	86,305	-
Mortgage production related income/(loss)	85,549	(8,655)
Mortgage servicing related income	29,098	35,403
Card fees	73,761	64,195
Investment banking income	55,420	50,157
Trading account profits and commissions	28,218	90,201
Net gain on sale/leaseback of premises	37,039	-
Other noninterest income	60,836	70,212
Securities gains/(losses), net	(60,586)	20

Total noninterest income	1,057,502	878,906

Noninterest Expense
Employee compensation	584,790	552,369
Employee benefits	130,293	146,631
Outside processing and software	109,165	99,676
Net occupancy expense	86,441	86,257
Marketing and customer development	55,703	45,705
Equipment expense	52,395	49,409
Amortization of intangible assets	20,715	23,542
Net loss on extinguishment of debt	11,723	-
Visa litigation	(39,124)	-
Other noninterest expense	243,043	232,408

Total noninterest expense	1,255,144	1,235,997

Income before provision for income taxes	382,203	751,027
Provision for income taxes	91,648	229,731

Net income	290,555	521,296
Preferred stock dividends	6,977	7,363

Net Income Available to Common Shareholders	$283,578	$513,933

Per common share information
Diluted earnings	$0.81	$1.44
Basic earnings	0.82	1.45
Dividends declared	0.77	0.73
Average common shares - diluted	348,072	357,214
Average common shares - basic	346,581	353,448
[1] Includes dividends on common stock of The Coca-Cola Company	$16,560	$16,382
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
	March 31	December 31
(Dollars in thousands) (Unaudited)	2008	2007
Assets
Cash and due from banks	$3,994,267	$4,270,917
Interest-bearing deposits in other banks	21,283	24,355
Funds sold and securities purchased under agreements to resell	1,247,495	1,347,329

Cash and cash equivalents	5,263,045	5,642,601
Trading assets	10,932,251	10,518,379
Securities available for sale[1]	15,882,088	16,264,107
Loans held for sale (loans at fair value: $5,097,410 as of March 31, 2008; $6,325,160 as of December 31, 2007)	6,977,289	8,851,695
Loans (loans at fair value: $282,760 as of March 31, 2008; $220,784 as of December 31, 2007)	123,713,195	122,318,994
Allowance for loan and lease losses	(1,545,340)	(1,282,504)

Net loans	122,167,855	121,036,490
Premises and equipment	1,506,777	1,595,691
Goodwill	6,923,033	6,921,493
Other intangible assets	1,430,268	1,362,995
Customers’ acceptance liability	17,050	22,418
Other real estate owned	244,906	183,753
Other assets (IRLCs and mortgage derivatives at fair value: $181,796 as of March 31, 2008; $69,405 as of December 31, 2007)	7,642,385	7,174,311

Total assets	$178,986,947	$179,573,933

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$22,325,750	$21,083,234
Interest-bearing consumer and commercial deposits	81,106,694	80,786,791

Total consumer and commercial deposits	103,432,444	101,870,025
Brokered deposits (CDs at fair value: $317,578 as of March 31, 2008; $234,345 as of December 31, 2007)	11,034,332	11,715,024
Foreign deposits	1,712,504	4,257,601

Total deposits	116,179,280	117,842,650
Funds purchased	3,795,641	3,431,185
Securities sold under agreements to repurchase	5,446,204	5,748,277
Other short-term borrowings	3,061,003	3,021,358
Long-term debt (debt at fair value: $7,784,744 as of March 31, 2008; $7,446,980 as of December 31, 2007)	23,602,919	22,956,508
Acceptances outstanding	17,050	22,418
Trading liabilities	2,356,037	2,160,385
Other liabilities (IRLCs and mortgage derivatives at fair value: $135,385 as of March 31, 2008; $56,189 as of December 31, 2007)	6,097,365	6,338,634

Total liabilities	160,555,499	161,521,415

Preferred stock, no par value (liquidation preference of $100,000 per share)	500,000	500,000
Common stock, $1.00 par value	370,578	370,578
Additional paid in capital	6,682,828	6,707,293
Retained earnings	10,661,250	10,646,640
Treasury stock, at cost, and other	(1,692,117)	(1,779,142)
Accumulated other comprehensive income, net of tax	1,908,909	1,607,149

Total shareholders’ equity	18,431,448	18,052,518

Total liabilities and shareholders’ equity	$178,986,947	$179,573,933

Common shares outstanding	349,832,264	348,411,163
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	5,000
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	20,746,134	22,167,235

[1] Includes net unrealized gains on securities available for sale	$2,835,823	$2,724,643
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2007	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606
Net income	-	-	-	-	521,296	-	-	521,296
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	3,928	3,928
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(622)	(622)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	28,890	28,890

Total comprehensive income								553,492
Common stock dividends, $0.73 per share	-	-	-	-	(259,797)	-	-	(259,797)
Preferred stock dividends, $1,472.50 per share	-	-	-	-	(7,363)	-	-	(7,363)
Exercise of stock options and stock compensation element expense	-	1,178	-	(2,887)	-	86,968	-	84,081
Acquisition of treasury stock	-	(616)	-	50,897	-	(50,897)	-	-
Performance and restricted stock activity	-	772	-	10,962	(2,378)	(11,651)	-	(3,067)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	5,853	-	5,853
Issuance of stock for employee benefit plans	-	262	-	2,566	-	19,413	-	21,979
Adoption of SFAS No. 159	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of SFAS No. 157	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of FIN 48	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of FSP FAS 13-2	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other activity	-	6	-	(74)	-	411	-	337

Balance, March 31, 2007	$500,000	356,505	$370,578	$6,688,660	$10,325,246	($1,101,172)	$1,185,226	$17,968,538

Balance, January 1, 2008	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,779,142)	$1,607,149	$18,052,518
Net income	-	-	-	-	290,555	-	-	290,555
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	195,653	195,653
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	101,795	101,795
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	4,312	4,312

Total comprehensive income								592,315
Common stock dividends, $0.77 per share	-	-	-	-	(268,964)	-	-	(268,964)
Preferred stock dividends, $1,395.50 per share	-	-	-	-	(6,977)	-	-	(6,977)
Exercise of stock options and stock compensation element expense	-	309	-	(2,715)	-	24,933	-	22,218
Performance and restricted stock activity	-	590	-	(10,527)	-	10,118	-	(409)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	10,148	-	10,148
Issuance of stock for employee benefit plans	-	522	-	(10,794)	-	41,787	-	30,993
Other activity	-	-	-	(429)	(4)	39	-	(394)

Balance, March 31, 2008	$500,000	349,832	$370,578	$6,682,828	$10,661,250	($1,692,117)	$1,908,909	$18,431,448

[1]	Balance at March 31, 2008 includes $1,571,438 for treasury stock and $120,679 for compensation element of restricted stock.

Balance at March 31, 2007 includes $975,978 for treasury stock and $125,194 for compensation element of restricted stock.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in thousands) (unaudited)	2008	2007
Cash Flows from Operating Activities:
Net income	$290,555	$521,296
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale or merger of Lighthouse interests	(89,390)	(32,340)
Visa litigation expense reversal	(39,124)	-
Depreciation, amortization, accretion	219,653	198,323
Origination of mortgage servicing rights	(152,303)	(152,105)
Provisions for loan losses and foreclosed property	569,513	58,658
Amortization of compensation element of performance and restricted stock	10,148	5,853
Stock option compensation	6,167	5,728
Excess tax benefits from stock-based compensation	(1,409)	(7,060)
Net securities losses/(gains)	60,586	(20)
Net gain on sale/leaseback of premises	(37,039)	-
Net gain on sale of assets	(7,987)	(15,733)
Originated and purchased loans held for sale net of principal collected	(10,261,620)	(12,997,312)
Sales and securitizations of loans held for sale	11,925,207	14,752,897
Net increase in other assets	(1,935,309)	(1,021,749)
Net (decrease) increase in other liabilities	(115,203)	3,099,841

Net cash provided by operating activities	442,445	4,416,277

Cash Flows from Investing Activities:
Seix contingent consideration payout	-	(42,287)
Acquisition of Inlign Investments	(1,540)	-
Proceeds from sale of Lighthouse interests	155,000	-
Proceeds from maturities, calls and repayments of securities available for sale	314,054	244,808
Proceeds from sales of securities available for sale	742,398	366,948
Purchases of securities available for sale	(615,082)	(3,813,853)
Proceeds from maturities, calls and repayments of trading securities	518,936	-
Proceeds from sales of trading securities	881,265	-
Purchases of trading securities	(118,082)	(2,271,433)
Loan originations net of principal collected	(1,712,390)	(1,787,659)
Proceeds from sale of loans	99,294	2,105,781
Capital expenditures	(34,187)	(72,566)
Proceeds from the sale/leaseback of premises	227,269	-
Proceeds from the sale of other assets	47,685	19,064

Net cash provided by (used in) in investing activities	504,620	(5,251,197)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	1,563,079	100,428
Net decrease in foreign and brokered deposits	(3,225,219)	(682,282)
Net increase in funds purchased and other short-term borrowings	102,028	1,362,843
Proceeds from the issuance of long-term debt	1,159,038	-
Repayment of long-term debt	(667,829)	(298,456)
Proceeds from the issuance of preferred stock	-	153
Proceeds from the exercise of stock options	16,814	78,353
Excess tax benefits from stock-based compensation	1,409	7,060
Common and preferred dividends paid	(275,941)	(267,160)

Net cash (used in) provided by financing activities	(1,326,621)	300,939

Net decrease in cash and cash equivalents	(379,556)	(533,981)
Cash and cash equivalents at beginning of period	5,642,601	5,307,745

Cash and cash equivalents at end of period	$5,263,045	$4,773,764

Supplemental Disclosures:
Securities transferred from available for sale to trading	$-	$15,374,452
Loans transferred from loans to loans held for sale	-	4,054,246
Loans transferred from loans held for sale to loans	227,531	-

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Note 1-Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from these estimates. Certain reclassifications may be made to prior period amounts to conform to the current period presentation.

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007. Except for accounting policies recently adopted as described below, there have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In September 2006, the EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The guidance clarifies the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that is not limited to the employee’s active service period and concluded that an employer should recognize a liability for future benefits based on the substantive agreement with the employee since the postretirement benefit obligation is not effectively settled through the purchase of the endorsement split-dollar life insurance policy. Also, in March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” This Issue clarifies the accounting for collateral split-dollar life insurance arrangements that provide a benefit to an employee that extends into postretirement periods and clarifies the accounting for assets related to collateral split-dollar insurance assignment arrangements. This Issue requires that an employer recognize a liability for future benefits based on the substantive agreement with the employee and concluded that the asset recorded should also be measured based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company adopted EITF No. 06-4 and EITF No. 06-10 effective January 1, 2008, and the adoption did not have an impact to the Company’s financial position and results of operations.

In April 2007, the FASB issued FSP FIN 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. Under the provisions of this pronouncement, a company shall make an accounting policy decision whether or not to offset fair value amounts recognized for derivative instruments under master netting arrangements. A company’s decision whether to offset or not must be applied consistently. The Company adopted FSP FIN 39-1 effective January 1, 2008 and has elected not to offset fair value amounts related to collateral arrangements recognized for derivative instruments under master netting arrangements; therefore, the adoption did not have an impact to the Company’s financial position and results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109. SAB No. 109 revises the view expressed in SAB No. 105 and states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 expands to all loan commitments the view that internally-developed intangible assets, such as customer relationship intangible assets, should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 is effective on a prospective basis for loan servicing activities related to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Effective January 1, 2008, the Company began including the value associated with the servicing of loans in the measurement of all written loan commitments issued after that date that are accounted for at fair value through earnings, and is expected to reduce the potential future liability of loan commitments. The adoption, net of other changes in the valuation of interest rate lock commitments (“IRLCs”), resulted in the acceleration of $18.3 million in mortgage related income during the first quarter of 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method

Notes to Consolidated Financial Statements (Unaudited)-Continued

must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operations; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and noncontrolling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the noncontrolling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact that this standard will have on its financial position and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The objective of the FSP is to provide guidance on accounting for a transfer of a financial asset and repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for annual and interim periods beginning after November 15, 2008 and early adoption is not permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and expands the disclosure requirements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses, and disclosures about credit-risk related contingent features in derivative agreements. The standard also amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify the disclosure requirements with respect to derivative counterparty credit risk. SFAS No. 161 is effective for annual and interim periods beginning after November 15, 2008.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 2-Acquisitions/Dispositions

(in millions)

	Date	Cash or other consideration (paid)/received	Goodwill	Other Intangibles	Gain/ (Loss)	Other
First Quarter 2008
Sale of 24.9% interest in Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”)	1/2/08	$155.0	$-	($6.0)	$89.4	SunTrust will continue to earn a revenue share based upon client referrals to the funds.

First Quarter 2007

Lighthouse Partners, LLC, a wholly owned subsidiary, was merged with and into Lighthouse Investment Partners	3/30/07	-	(48.5)	24.1	32.3	SunTrust received a 24.9% interest in Lighthouse Investment Partners.
Contingent consideration paid to the former owners of Prime Performance, Inc. (“Prime Performance”), a company formerly acquired by National Commerce Financial Corporation (“NCF”)	3/12/07	(7.0)	7.0	-	-	Obligations to the former owners of Prime Performance were fully discharged.
Contingent consideration paid to the former owners of Seix Investment Advisors, Inc. (“Seix”)	2/23/07	(42.3)	42.3	-	-	Goodwill recorded is tax-deductible.
Contingent consideration paid to the former owners of Sun America Mortgage (“SunAmerica”)	2/13/07	(1.4)	1.4	-	-	Goodwill recorded is tax-deductible.
GenSpring Holdings, Inc. called minority member owned interests in GenSpring Family Offices, LLC [1]	1/31/07	(0.6)	0.5	0.1	-	Goodwill and intangibles recorded are tax-deductible.

[1]

As of March 31, 2008, GenSpring Holdings, Inc. owned 65% of the member interests of GenSpring Family Offices, LLC, while 35% were owned by employees. The employee interests are subject to certain vesting requirements. If employee interests vest, they may be called by GenSpring Holdings, Inc. (and some of the interests may be put to GenSpring Holdings, Inc. by the employees) at certain dates in the future in accordance with the applicable plan or agreement pursuant to which they were granted.

Notes to Consolidated Financial Statements (Unaudited)-Continued

On May 1, 2008, the Company acquired all of the outstanding shares of GB&T Bancshares, Inc. (“GB&T”), a Georgia-based financial services organization with total assets of $1.8 billion. In connection therewith, GB&T shareholders received 0.1562 shares of the Company’s common stock for each share of GB&T common stock held, resulting in the issuance of approximately 2.2 million shares of SunTrust common stock. The merger enhances the Company’s geographic position primarily in Central and North Georgia.

Note 3-Securities Available for Sale

During the first quarter of 2008, the Company recorded $64.1 million in other-than-temporary impairment charges within securities gains/(losses), primarily related to $264.0 million in residential mortgage backed securities and residual interests in which the default rates and loss severities of the underlying collateral increased significantly during the first quarter. Despite the decline in performance of the securities, 86.0% of the other-than-temporary losses nonetheless related to investment grade securities. There were no similar charges recorded during the three months ended March 31, 2007.

Note 4-Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended March 31		% Change

(Dollars in thousands)	2008	2007
Balance at beginning of period	$1,282,504	$1,044,521	22.8%
Allowance associated with loans at fair value [1]	-	(4,100)	(100.0)
Provision for loan losses	560,022	56,441	892.2
Loan charge-offs	(322,696)	(84,947)	279.9
Loan recoveries	25,510	22,024	15.8

Balance at end of period	$1,545,340	$1,033,939	49.5%

[1]	Amount removed from the allowance for loan and lease losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

Note 5-Premises and Equipment

During the first quarter of 2008, the Company completed a sale/leaseback transaction, consisting of 143 branch properties and various individual office buildings. In total, the Company sold and concurrently leased back $125.9 million in land and buildings with associated accumulated depreciation of $63.0 million. Net proceeds were $227.3 million, resulting in a gain, net of transaction costs of $164.4 million. The Company recognized $37.0 million of the gain immediately. The remaining $127.4 million in gains were deferred and will be recognized ratably over the expected term of the respective leases, which is 10 years.

Note 6-Goodwill and Other Intangible Assets

As discussed in Note 14, “Business Segment Reporting,” to the Consolidated Financial Statements, the Company made certain changes to the segment reporting structure, effective January 1, 2008, that resulted in new segment classifications. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31 are as follows:

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Retail	Commercial	Retail & Commercial	Wholesale Banking	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1,2007	$4,891,473	$1,262,174	$-	$-	$147,469	$274,524	$307,390	$6,830	$6,889,860
Purchase of GenSpring Holdings Inc. minority shares	-	-	-	-	-	-	513	-	513
SunAmerica contingent consideration	-	-	-	-	-	1,368	-	-	1,368
Prime Performance contingent consideration	7,034	-	-	-	-	-	-	-	7,034
Seix contingent consideration	-	-	-	-	-	-	42,287	-	42,287
Sale upon merger of Lighthouse Partners	-	-	-	-	-	-	(48,474)	-	(48,474)
FIN 48 adoption adjustment	-	-	-	-	-	-	-	4,135	4,135

Balance, March 31, 2007	$4,898,507	$1,262,174	$-	$-	$147,469	$275,892	$301,716	$10,965	$6,896,723

Balance, January 1, 2008	$4,893,970	$1,272,483	$-	$-	$147,454	$275,840	$331,746	$-	$6,921,493
Intersegment transfers	(4,893,970)	(1,272,483)	6,135,275	168,134	(147,454)	-	-	10,498	-
NCF purchase adjustments [1]	-	-	(305)	(3)	-	(11)	(6)	325	-
Inlign Wealth Management Investments, LLC purchase price adjustments[1]	-	-	-	-	-	-	1,540	-	1,540

Balance, March 31, 2008	$-	$-	$6,134,970	$168,131	$-	$275,829	$333,280	$10,823	$6,923,033

[1]

SFAS No. 141 requires net assets acquired in a business combination to be recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition. However, tax related adjustments are permitted to extend beyond one year due to the degree of estimation and complexity. The purchase adjustments in the above table represent adjustments to the estimated fair value of the acquired net assets within the guidelines under US GAAP. See Note 1 “Significant Accounting Policies,” to the Consolidated Financial Statements contained in the 2007 Annual Report on Form 10-K for changes to be implemented upon adoption of SFAS No. 141( R ).

The changes in the carrying amounts of other intangible assets for the three months ended March 31 are as follows:

(Dollars in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2007	$241,614	$810,509	$129,861	$1,181,984
Amortization	(18,785)	(41,359)	(4,758)	(64,902)
MSRs originated	-	152,105	-	152,105
Intangible assets obtained from sale upon merger of Lighthouse Partners, net	-	-	24,142	24,142
Purchase of GenSpring Holdings Inc. minority shares	-	-	128	128

Balance, March 31, 2007	$222,829	$921,255	$149,373	$1,293,457

Balance, January 1, 2008	$172,655	$1,049,425	$140,915	$1,362,995
Amortization	(14,952)	(56,442)	(5,763)	(77,157)
MSRs originated	-	152,303	-	152,303
Sale of interest in Lighthouse Investment Partners	-	-	(5,992)	(5,992)
MSRs impairment reserve	-	(1,881)	-	(1,881)
Issuance of noncompete agreement	-	-	-	-

Balance, March 31, 2008	$157,703	$1,143,405	$129,160	$1,430,268

As of both March 31, 2008 and December 31, 2007, the fair values of mortgage servicing rights (“MSRs”) were $1.4 billion. Contractually specified mortgage servicing fees and late fees earned for the three months ended March 31, 2008 and 2007 were $85.1 million and $74.1 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 7-Earnings Per Share

	Three Months Ended
	March 31
(In thousands, except per share data)	2008	2007
Diluted
Net income	$290,555	$521,296
Preferred stock dividends	6,977	7,363

Net income available to common shareholders	$283,578	$513,933

Average basic common shares	346,581	353,448
Effect of dilutive securities:
Stock options	557	2,830
Performance and restricted stock	934	936

Average diluted common shares	348,072	357,214

Earnings per average common share - diluted	$0.81	$1.44

Basic
Net income	$290,555	$521,296
Preferred stock dividends	6,977	7,363

Net income available to common shareholders	$283,578	$513,933

Average basic common shares	346,581	353,448

Earnings per average common share - basic	$0.82	$1.45

Note 8-Income Taxes

As of March 31, 2008, the Company’s cumulative unrecognized tax benefits amounted to $305.4 million, of which $219.5 million would affect the Company’s effective tax rate, if recognized, and $43.0 million would impact goodwill, if recognized. As of December 31, 2007, the Company’s cumulative unrecognized tax benefits amounted to $325.4 million. Additionally, the Company recognized a liability of $81.2 million and $80.0 million for interest related to its unrecognized tax benefits as of March 31, 2008 and December 31, 2007, respectively. For the three month period ended March 31, 2008, the Company’s cumulative unrecognized tax benefits decreased by $16.9 million due to settlements with taxing authorities. Interest expense related to unrecognized tax benefits was $4.3 million and $8.1 million for the three month periods ended March 31, 2008 and March 31, 2007, respectively. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. As of March 31, 2008, the Company does not anticipate a significant increase or decrease in the unrecognized tax benefits over the next twelve months. The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 2001 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1997 through 2001 are still in dispute. The Company has paid the amounts assessed by the IRS in full for tax years 1997 and 1998 and have filed refund claims with the IRS related to the disputed issues for those two years. The Company’s 2002 through 2004 Federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 9-Employee Benefit Plans

Stock Based Compensation

The weighted average fair values of options granted during the first quarter of 2008 and 2007 were $8.46 and $16.75 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	2008	2007
Expected dividend yield	4.58%	3.01%
Expected stock price volatility	21.73	20.08
Risk-free interest rate (weighted average)	2.87	4.70
Expected life of options	6 years	6 years

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, January 1, 2008	16,058,146	$17.06 - $85.06	$65.79	2,270,344	$90,622	$69.63
Granted	1,173,284	63.08 - 64.58	64.57	696,998	45,012	64.58
Exercised/vested	(325,391)	18.77 - 65.33	51.92	(87,453)	-	33.84
Cancelled/expired/forfeited	(322,702)	31.80 - 83.74	68.22	(84,827)	(4,807)	57.08
Amortization of compensation element of performance and restricted stock	-	-	-	-	(10,148)	-

Balance, March 31, 2008	16,583,337	$17.06 - $85.06	$65.93	2,795,062	$120,679	$69.87

Exercisable, March 31, 2008	13,975,875		$64.86

Available for Additional Grant, March 31, 2008 [1]	7,025,393

[1]	Includes 349,593 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at March 31, 2008:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2008	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at March 31, 2008	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$17.06 to $49.46	665,988	$43.47	3.50	$7,773,659	665,988	$43.47	3.50	$7,773,659
$49.47 to $64.57	5,677,707	56.53	3.94	7,684,215	5,667,123	56.51	3.95	7,684,215
$64.58 to $85.06	10,239,642	72.60	6.05	-	7,642,674	72.91	5.04	-

	16,583,337	$65.93	5.22	$15,457,874	13,975,785	$64.86	4.52	$15,457,874

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended March 31
(In thousands)	2008	2007
Stock-based compensation expense:
Stock options	$3,484	$4,928
Performance and restricted stock	10,148	5,853

Total stock-based compensation expense	$13,632	$10,781

The recognized tax benefit amounted to $5.2 million and $4.1 million for the three months ended March 31, 2008 and 2007, respectively. These amounts represent the tax impact of the stock-based compensation expense for those periods.

In lieu of restricted stock grants, certain employees received long-term deferred cash awards during the first quarter of 2008 which were subject to a three-year vesting requirement. The accrual related to these cash grants was $1.4 million as of March 31, 2008.

Retirement Plans

On February 13, 2007, the Retirement Benefits plans, Supplemental Benefits plans and the Postretirement Welfare plans were amended. The changes impacting these plans became effective on January 1, 2008.

The SunTrust Excess Plan was amended such that service prior to the date of entry is not credited for new participants on and after January 1, 2008. The criteria to become a participant in the SunTrust Excess Plan were changed, which resulted in 47 new participants on January 1, 2008.

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the first quarter of 2008.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Anticipated employer contributions/benefit payments for 2008 are $5.8 million for the Supplemental Retirement Benefit plans. For the first quarter of 2008, the actual employer contributions/benefit payments totaled $1.5 million.

SunTrust contributed $0.1 million to the Postretirement Welfare Plan in the first quarter of 2008. The expected long-term rate of return on plan assets is 7.5% for 2008.

	Three Months Ended March 31
	2008			2007
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$19,067	$401	$155	$17,419	$516	$487
Interest cost	27,558	1,715	2,953	26,136	1,691	2,837
Expected return on plan assets	(46,414)	-	(2,047)	(45,423)	-	(2,041)
Amortization of prior service cost	(3,326)	534	(390)	(1,897)	787	(196)
Recognized net actuarial loss	5,059	497	3,187	7,977	886	2,965
Amortization of initial transition obligation	-	-	-	-	-	280
Partial settlement	-	-	-	60	-	-
Curtailment charge	-	-	-	-	-	11,586

Net periodic benefit cost	$1,944	$3,147	$3,858	$4,272	$3,880	$15,918

Note 10-Variable Interest Entities

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

As of March 31, 2008 and December 31, 2007, Three Pillars had assets that were not included on the Company’s Consolidated Balance Sheets of approximately $4.9 billion and $5.3 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $7.6 billion and $4.8 billion, respectively, as of March 31, 2008, almost all of which renew annually. As of December 31, 2007, funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $7.7 billion and $4.6 billion, respectively. The majority of the commitments are backed by trade receivables and commercial loans. Each transaction added to Three Pillars is typically structured to an implied ‘A/A2’ rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. During the quarter ended March 31, 2008, there were no write-downs and no downgrades of Three Pillars’ assets.

At March 31, 2008, Three Pillars’ outstanding CP used to fund the above assets totaled $4.8 billion, with remaining weighted-average lives of 19.5 days and maturities through June 16, 2008. The Company held no outstanding Three Pillars CP at March 31, 2008 and at December 31, 2007. Three Pillars had no other form of funding outstanding as of March 31, 2008 and December 31, 2007.

Three Pillars has an outstanding subordinated note to an unrelated third party who is expected to absorb the majority of Three Pillars’ expected losses. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. The subordinated note matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. In such an event, only the remaining balance of the first loss note, after the incurred loss, will be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, the Company would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were both $20.0 million at March 31, 2008 and at December 31, 2007. The Company believes the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels as well as for forecasted growth in Three Pillars’ assets, and therefore has concluded it was not Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars.

The Company’s involvement with Three Pillars includes the following activities: services related to the Company’s administration of Three Pillars’ activities, client referrals and investment recommendations to Three Pillars; the issuing of letters of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the

Notes to Consolidated Financial Statements (Unaudited)-Continued

liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances. Activities related to the Three Pillars relationship generated total fee revenue for the Company, net of direct salary and administrative costs incurred by the Company, of approximately $6.3 million and $6.9 million for the quarters ended March 31, 2008 and 2007, respectively. There are no other contractual arrangements the Company plans to enter into with Three Pillars to provide it additional support.

Off-balance sheet commitments in the form of liquidity facilities and other credit enhancements provided by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $7.8 billion and $774.5 million, respectively, as of March 31, 2008 compared to $7.9 billion and $763.4 million, respectively, as of December 31, 2007. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The Company manages the credit risk associated with these commitments by subjecting them and the underlying collateral assets of Three Pillars to the Company’s normal credit approval and monitoring processes. Losses on the commitments provided to Three Pillars by the Company resulting from a loss due to nonpayment on the underlying assets are reimbursed to the Company from the subordinated note reserve account, which is the amount outstanding on the subordinated note agreement. There were no losses resulting from the commitments the Company provided to Three Pillars during the quarters ended March 31, 2008 and March 31, 2007, respectively.

The Company has variable interests in certain other securitization vehicles that are variable interest entities (“VIEs”) that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At March 31, 2008, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.6 billion compared to $3.7 billion at December 31, 2007. At March 31, 2008, the Company’s maximum exposure to loss related to these VIEs was approximately $382.7 million, which represents the Company’s investment in senior interests of $358.0 million and interests in preference shares of $24.7 million, compared to a maximum exposure of $386.9 million as of December 31, 2007, which represented the Company’s investment in senior interests of $358.8 million and interests in preference shares of $28.1 million. The Company has no off-balance-sheet or other implicit variable interests related to these entities.

SunTrust provides financing to various VIEs that consist of portfolios of loans managed by a third party. The Company is not the primary beneficiary of these entities. At March 31, 2008, total assets of these entities not included in the Consolidated Balance Sheets were approximately $540.6 million compared to $38.0 million at December 31, 2007. At March 31, 2008, the Company’s maximum exposure to loss related to these VIEs was approximately $381.8 million compared to a maximum exposure of $7.6 million at December 31, 2007. This exposure is based on the Company’s outstanding loan balance to the entities less any related collateral held by SunTrust in the form of cash or cash equivalents.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing developments and other community development entities as a limited and/or general partner throughout its footprint. The Company receives tax credits for these investments. Partnership assets of approximately $817.1 million and $819.5 million in partnerships where SunTrust acts as only a limited partner were not included in the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, respectively. The Company’s maximum exposure to loss for these limited partner investments totaled $327.6 million and $333.8 million at March 31, 2008 and December 31, 2007, respectively. The Company’s maximum exposure to loss related to its limited partner investments in affordable housing developments and other community development entities consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

Ridgeworth Capital Management, formerly known as Trusco, a registered investment advisor and wholly-owned subsidiary of the Company, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). The Company periodically evaluates these Funds to determine if the Funds are voting interest or variable interest entities, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds. While some of the Funds are VIEs, the Company is neither the primary beneficiary, nor does it have a controlling financial interest, and therefore does not consolidate any of the Funds.

SunTrust is the managing general partner of a number of non-registered investment limited partnerships which have been established to provide investment strategies for its clients. In reviewing the partnerships for consolidation, SunTrust determined that these were voting interest entities and accordingly considered the consolidation guidance contained in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under the terms of SunTrust’s non-registered investment limited partnerships, the limited partners have certain rights, such as the right to remove the general partner, or “kick-out rights,” as indicated in EITF Issue No. 04-5. Therefore, SunTrust, as the general partner, is precluded from consolidating the limited partnerships.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 11-Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of March 31, 2008, approximately $16.5 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on the Company’s maximum exposure to losses. At March 31, 2008, the maximum aggregate losses under the reinsurance contracts were limited to approximately $675 million. The Company is required to maintain funds in a trust account to cover potential claims made against the Company under its reinsurance contracts. These restricted funds totaled $220.8 million at March 31, 2008. In addition, the Company maintains a reserve for incurred losses under its reinsurance contracts. As of March 31, 2008 and December 31, 2007, the reserve for losses totaled $7.1 million and $0.2 million, respectively.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of March 31, 2008, which have characteristics as specified by FIN 45.

Visa

The Company issues and acquires credit and debit card transactions through the Visa, U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Class B Visa Inc. common stock to its financial institution members, including the Company, in contemplation of an initial public offering (“IPO”). In March 2008, Visa completed its IPO and upon the closing, approximately 2 million of SunTrust’s Class B shares were mandatorily redeemed. The Company received cash of $86.3 million in conjunction with the redemption, which was recorded as a gain in noninterest income. As of March 31, 2008, SunTrust had 3.2 million Class B shares remaining, the equivalent to 2.3 million Class A shares of Visa Inc. based on the current conversion factor, which is subject to adjustment depending on the outcome of certain specifically defined litigation. The Class B shares are not transferable until the later of the third anniversary of the IPO closing or the date which certain specifically defined litigation has been resolved; therefore, the Class B shares are accounted for at their carryover basis, which is $0 as of March 31, 2008.

The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with the restructuring, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment or loss sharing agreements, the Company estimated the fair value of the guarantee to be $76.9 million as of December 31, 2007. Upon Visa’s IPO in March 2008, Visa funded $3 billion into an escrow account, established for the purpose of funding judgments in or settlements of the Litigation. While the Company could be required to fund its proportionate share of the losses, it is expected that the escrow account will be used to pay a substantial amount of the Litigation losses.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Therefore, during the quarter ended March 31, 2008, SunTrust recorded $39.1 million, its expected economic benefit associated with the escrow account, as an offset to the guarantee liability of $76.9 million as a reduction to Visa litigation expense, resulting in a net guarantee liability of $37.8 million. If the escrow account is insufficient to fund the losses arising from the Litigation, Visa has the right to utilize the Company’s remaining Class B shares to raise proceeds to fund the additional Litigation costs. Upon further funding of the escrow utilizing the Company’s Class B shares, the Company would reevaluate its guarantee obligation and adjust the net guarantee liability accordingly through noninterest expense. A high degree of subjectivity was used in estimating the fair value of the guarantee obligation and the ultimate cost to the Company could be higher or lower than the liability recorded as of March 31, 2008.

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

As of March 31, 2008 and December 31, 2007, the maximum potential amount of the Company’s obligation was $12.8 billion and $12.6 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $115.2 million and $112.4 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2008 and December 31, 2007, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable.

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates and purchases consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans or MSRs are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan, MSRs or absorb the loss if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM maintains a liability for estimated losses on mortgage loans and MSRs that may be repurchased due to breach of general representations and warranties or purchasers’ rights under early payment default provisions. As of March 31, 2008 and December 31, 2007, $52.5 million and $49.9 million, respectively were accrued for these repurchases.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $32.8 million and $37.7 million as of March 31, 2008 and December 31, 2007, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of March 31, 2008. If required, these contingent payments will be payable within the next five years.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

SunTrust Investment Services, Inc., (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three months ended March 31, 2008 and March 31, 2007, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH.

The Company has guarantees associated with credit derivatives, an agreement in which the buyer of protection pays a premium to the seller of the credit derivatives for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The maximum guarantee outstanding as of March 31, 2008 and December 31, 2007 was $925.6 million and $331.7 million, respectively. As of March 31, 2008, the maximum guarantee amounts expire as follows: $87.0 million in 2008, $64.1 million in 2009, $601.4 million in 2010, $64.4 million in 2011, $47.1 million in 2012 and $61.6 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. There were no cash payments made during 2007 or in the first quarter ended March 31, 2008. In addition, there are certain purchased credit derivative contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company. The Company records purchased and written credit derivative contracts at fair value.

SunTrust CDC, LLC (“CDC”), a SunTrust subsidiary, obtains state and federal tax credits through the construction and development of affordable housing properties. CDC or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of March 31, 2008, the CDC had completed six tax credit sales containing guarantee provisions stating that the CDC will make payment to the outside investors if the tax credits become ineligible. The CDC also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. As of March 31, 2008, the maximum potential amount that the CDC could be obligated to pay under these guarantees is $38.6 million; however, the CDC can seek recourse against the general partner. Additionally, the CDC can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of March 31, 2008 and December 31, 2007, $13.4 million and $14.4 million, respectively, were accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

Note 12-Concentrations of Credit Risk

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2008, the Company owned $48.2 billion in residential real estate loans and home equity lines, representing 39.0% of total loans, and an additional $20.4 billion in commitments to extend credit on home equity lines and $15.2 billion in mortgage loan commitments. At December 31, 2007, the Company owned $47.7 billion in residential real estate loans and home equity lines, representing 39.0% of total loans, and an additional $20.4 billion in commitments to extend credit on home equity lines and $12.9 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans. As of March 31, 2008, the Company owned $16.7 billion of interest only loans, primarily with a ten year interest only period. Approximately $1.5 billion of those loans had combined original loan to value ratios in excess of 80%. Additionally, the Company owned approximately $2.2 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type by managing the timing of payment shock, and through private mortgage insurance and underwriting guidelines and practices. A

Notes to Consolidated Financial Statements (Unaudited)-Continued

geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $666.9 million and $591.6 million as of March 31, 2008 and December 31, 2007, respectively.

Note 13-Fair Value Election and Measurement

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: debt, available for sale debt securities, adjustable rate residential mortgage loans, securitization warehouses and trading loans. The following is a description of each financial asset and liability class as of March 31, 2008 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the financial assets and liabilities on a fair value basis.

        Fixed Rate Debt

The debt that the Company initially elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133. This population included fixed-rate Federal Home Loan Bank advances and publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. This move to fair value introduced potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. All of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding.

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

During the quarter ended March 31, 2008, the Company consummated two fixed rate debt issuances. On March 4, 2008, the Company issued $685 million of trust preferred securities, which carried a fixed coupon rate of 7.875% and had a term of 60 years. The Company did not enter into any hedges on this debt at issuance and, therefore, did not elect to carry the debt at fair value. On March 17, 2008, the Company issued $500 million of subordinated notes, which carried a fixed coupon rate of 7.25% and had a term of 10 years. The Company did enter into hedges in connection with this debt issuance and as a result elected to carry this debt at fair value.

        Mortgage Loans and Loans Held for Sale

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the three months ended March 31, 2008, approximately $38.3 million of loan origination fees were recognized in noninterest income and approximately $34.5 million of loan origination costs were recognized in noninterest expense due to this fair value election. The servicing value, which had been recorded as MSRs at the time the loan was sold, is now included in the fair value of the loan and initially recognized at the time the Company enters into an interest rate lock commitment with a borrower. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage production income.

In the normal course of business, the Company may elect to transfer certain fair valued mortgage loans held for sale to mortgage loans held for investment. During the three months ended March 31, 2008, approximately $79.9 million of such loans were transferred from mortgage loans held for sale to mortgage loans held for investment due to a

Notes to Consolidated Financial Statements (Unaudited)-Continued

change of management’s intent with respect to these loans based on the limited marketability of these loans given the lack of liquidity for certain loan types.

        Trading Loans

The Company often maintains a portfolio of loans that it trades in the secondary market. Pursuant to the provisions of SFAS No. 159, the Company elected to carry trading loans at fair value in order to reflect the active management of these positions. Subsequent to the initial adoption, additional loans were purchased and recorded at fair value as part of the Company’s normal loan trading activities. As of March 31, 2008, approximately $291.5 million of trading loans were outstanding.

For loan products and issued liabilities that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. Approximately $61.6 million, or 1.2%, of the total mortgage loans carried at fair value were on nonaccrual status, past due, or have other characteristics that would be attributable to borrower-specific credit risk, therefore, the Company does not believe significant fair value changes are attributable to instrument-specific credit risk from nonaccrual loans as of March 31, 2008. As of March 31, 2007, none of the loans carried at fair value were on nonaccrual status, past due or had other characteristics that were attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant variables; that will drive changes in the fair value of the loans, including interest rates changes and general conditions in the principal markets for the loans. For debt carried at fair value, the Company estimated credit spreads above LIBOR rates, based on trading levels of its debt in the market as of March 31, 2008 and 2007, respectively. Based on this methodology, the Company recognized a gain of approximately $231.3 million and $8.4 million for the three months ended March 31, 2008 and 2007, respectively, due to changes in its own credit spread. The Company prices its debt using a third party pricing service and validates this valuation utilizing market data from recent debt issuances as well as credit spreads it receives from various brokers and the movement of those spreads during the period.

The following tables present financial assets and financial liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the interest rate risk associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits and commissions or mortgage production related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

		Fair Value Measurements at March 31, 2008, Using			Fair Value Gain/(Loss) for the Three Months Ended March 31, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Assets/Liabilities Measured at Fair Value March 31, 2008	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	$10,932,251	$293,692	$8,887,969	$1,750,590	($3,558)	$-	($3,558)
Securities available for sale	15,882,088	2,806,032	11,885,950	1,190,106	-	-	-
Loans held for sale	5,097,410	-	4,583,557	513,853	-	73,099[2]	73,099
Loans	282,760	-	-	282,760	-	(9,084)	(9,084)
Other assets [3]	181,796	998	132,832	47,966	-	-	-

Liabilities
Brokered deposits	317,578	-	317,578	-	(3,590)	-	(3,590)
Trading liabilities	2,356,037	314,178	2,041,859	-	-	-	-
Long-term debt	7,784,744	-	7,784,744	-	(13,549)	-	(13,549)
Other liabilities [3]	135,385	-	113,769	21,616	-	-	-

[1]

Changes in fair value for the three months ended March 31, 2008 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the three months ended March 31, 2008, the change in fair value related to accrued interest income on loans and loans held for sale was an increase of $0.4 million and a decrease of $3.1 million, respectively. For the three months ended March 31, 2008, the change in fair value related to accrued interest expense on brokered deposits and long-term debt was an increase of $3.1 million and an increase of $31.0 million, respectively.

[2]	This amount includes $121.5 million related to MSR assets recognized upon the sale of the loans.
[3]

This amount includes interest rate lock commitments and derivative financial instruments entered into by the Mortgage LOB to hedge its interest rate risk. Beginning in 2008, interest rate lock commitments were recorded gross, instead of net, in other assets or other liabilities. Had SunTrust recorded interest rate lock commitments gross as of year end, the Company would have recorded an asset of $6.8 million and a liability of $26.4 million.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2007, Using			Fair Value Gain/(Loss) for the Year Ended December 31, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Assets/Liabilities Measured at Fair Value December 31, 2007	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	$10,518,379	$294,412	$7,273,822	$2,950,145	($151,695)	$-	($151,695)
Securities available for sale	16,264,107	2,815,488	12,578,912	869,707	-	-	-
Loans held for sale	6,325,160	-	5,843,833	481,327	-	81,561[2]	81,561
Loans	220,784	-	-	220,784	-	(1,712)	(1,712)
Other assets[3]	69,405	2,781	66,624	-	-	-	-

Liabilities
Brokered deposits	234,345	-	234,345	-	7,686	-	7,686
Trading liabilities	2,160,385	592,678	1,567,707	-	-	-	-
Long-term debt	7,446,980	-	7,446,980	-	(70,927)	-	(70,927)
Other liabilities[3]	56,189	73	36,513	19,603	-	-	-

[1]

Changes in fair value for the year ended December 31, 2007 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the twelve months ended December 31, 2007, the change in fair value related to accrued interest income on loans held for sale was an increase of $11.1 million and the change in fair value related to accrued interest expense on brokered deposits and long-term debt was an increase of $8.7 million and an increase of $4.2 million, respectively.

[2]	This amount includes $214.6 million related to MSR assets recognized upon the sale of the loans.
[3]	This amount includes interest rate lock commitments and derivative financial instruments entered into by the Mortgage LOB to hedge its interest rate risk.

		Fair Value Measurements at March 31, 2007, Using			Fair Value Gain/(Loss) for the Three Months Ended March 31, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Fair Value Measurements March 31, 2007	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	$21,545,502	$2,377,086	$19,086,576	$81,840	$71,236	$-	$71,236
Securities available for sale	13,163,036	2,706,003	9,744,578	712,455	-	-	-
Loans held for sale	4,033,083	-	4,033,083	-	-	(4,125)	(4,125)
Other assets[2]	9,928	-	9,928	-	-	-	-

Liabilities
Brokered deposits	229,884	-	229,884	-	1,729	-	1,729
Trading liabilities	1,642,958	420,491	1,222,467	-	-	-	-
Long-term debt	6,896,790	-	6,896,790	-	(19,150)	-	(19,150)
Other liabilities[2]	35,793	29	14,630	21,134	-	-	-

[1]

Changes in fair value for the three-month period ended March 31, 2007 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the three months ended March 31, 2007, the change in fair value related to accrued interest income on loans held for sale was an increase of $0.4 million and the change in fair value related to accrued interest expense on brokered deposits and long-term debt was an increase of $1.6 million and $24.9 million, respectively.

[2]	This amount includes interest rate lock commitments and derivative financial instruments entered into by the Mortgage LOB to hedge its interest rate risk.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurement at March 31, 2008, Using
(Dollars in thouands)	Carrying Value as of March 31, 2008	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance as of March 31, 2008

Loans[1]	$50,589	$-	$50,589	$-	$6,412
Loans Held for Sale[2]	1,040,301	-	744,611	295,690	81,314
OREO[3]	244,906	-	244,906	-	16,221
Affordable Housing assets held for sale[3]	43,473	-	43,473	-	2,365
MSRs[4]	40,175	-	-	40,175	1,881

[1] These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis using the practical expedient approach described in SFAS No. 114.
[2] These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 65.
[3] These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 144.

[4]   These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 140, as amended. MSRs are stratified for the purpose of impairment testing.

As of March 31, 2008 and December 31, 2007 approximately $118.2 million and $105.7 million of leases held for sale, respectively, were included in loans held for sale in the Consolidated Balance Sheets and were not eligible for fair value election under SFAS No. 159.

SunTrust used significant unobservable inputs (Level 3) to fair value certain trading assets, securities available for sale, portfolio loans accounted for at fair value, loans held for sale, other assets and other liabilities as of March 31, 2008. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. More specifically, the asset-backed securities market and certain residential loan markets have experienced significant dislocation and illiquidity in both new issues and the levels of secondary trading. When available, the Company will obtain third-party broker quotes for much of its investment portfolio, as this level of evidence is the strongest support absent current security specific market activity for the fair value of these instruments.

Level 3 trading assets include residual interests retained from Company-sponsored securitizations of commercial loans, structured asset sales participations, investments in structured investment vehicles (“SIVs”), and investments in other asset-backed securities for which little or no market activity exists or whose value of the underlying collateral is not market observable. The residual interests are valued based on internal models which incorporate assumptions, such as prepayment speeds or estimated credit losses, which are not market observable. Generally, the Company attempts to obtain pricing for its securities from a third-party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuation or used to validate outputs from the Company’s own proprietary models. However, the distressed market conditions have impacted the Company’s ability to obtain third-party pricing data for its investments in SIVs and certain other asset-backed securities. Even when third-party pricing has been available, the limited trading activity and illiquidity resulting from current market conditions has challenged the observability of these quotations. When observable market data for these instruments is not available, SunTrust will use industry-standard or proprietary models to estimate fair value and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

During the first quarter of 2008, the Company transferred $424.3 million of trading and available for sale securities into Level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. Transfers into Level 3 are generally assumed to be as of the beginning of the quarter in which the transfer occurred.

Notes to Consolidated Financial Statements (Unaudited)-Continued

During the first quarter of 2008, the Company transferred $158.0 million of mortgage loans held for sale, including $40.7 million of commercial real estate loans, into Level 3 based on secondary market illiquidity and the resulting reduction of observable market data for certain non-agency loans requiring increased reliance on alternative valuation methodologies.

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading activity in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter and increased during the fourth quarter of 2007, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing alternative valuation methodologies to determine the fair value of the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include obtaining certain levels of broker pricing, when available, and extrapolating this data across the larger loan population. This extrapolation includes recording additional liquidity adjustments, when necessary, and valuation estimates of underlying collateral to accurately reflect the price the Company believes it would receive if the loans were sold.

Beginning in the first quarter of 2008, the Company classified interest rate lock commitments on residential mortgage loans held for sale, which are derivatives under SFAS No. 133, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect an estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, servicing value, beginning in the first quarter of 2008, was also included in the fair value of IRLCs. The fair value of MSRs is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractual specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, MSRs are considered to be Level 3 assets in the valuation hierarchy.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets	Securities Available for Sale	Mortgage Loans Held for Sale	Loans

Beginning balance January 1, 2008	$2,950,145	$869,707	$481,327	$220,784
Total gains/(losses) (realized/unrealized):
Included in earnings	(248,516)	(64,075)	(13,797)	(9,399)
Included in other comprehensive income	-	32,105	-	-
Purchases and issuances	43,950	-	-	-
Settlements	-	-	-	-
Sales	(524,083)	-	-	-
Paydowns and maturities	(497,701)	(45,177)	(31,795)	(8,531)
Transfers from loans held for sale to loans held in portfolio	-	-	(79,906)	79,906
Transfers into Level 3, net	26,795	397,546	158,024	-

Ending balance March 31, 2008	$1,750,590	$1,190,106	$513,853	$282,760

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2008	($116,243)	($64,075)	($13,797)	($9,399)

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets	Securities Available for Sale

Beginning balance January 1, 2007	$24,393	$734,633
Total gains/(losses) (realized/unrealized):
Included in earnings[1]	(4,406)	-
Included in other comprehensive income	-	430
Purchases and issuances	61,853	453
Settlements	-	(23,061)

Ending balance March 31, 2007	$81,840	$712,455

[1] The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period end.

The following tables show a reconciliation of the beginning and ending balances for fair valued other assets/(liabilities), which are IRLCs on residential mortgage loans held for sale, measured using significant unobservable inputs:

(Dollars in thousands)	Other Assets/ (Liabilities)

Beginning balance January 1, 2008	($19,603)
Included in earnings:
Issuances (inception value)	123,948
Fair value changes	(27,780)
Expirations	(26,151)
Settlements of IRLCs and transfers into closed loans	(24,064)

Ending balance March 31, 2008[1]	$26,350

[1] The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at period end.

(Dollars in thousands)	Other Assets/ (Liabilities)

Beginning balance January 1, 2007	($29,633)
Included in earnings:
Issuances (inception value)	(90,589)
Fair value changes	(34,307)
Expirations	66,142
Settlements of IRLCs and transfers into closed loans	67,253

Ending balance March 31, 2007[1]	($21,134)

[1] The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at period end.

For loans held for sale, trading assets, other assets and other liabilities fair valued using Level 3 inputs, the realized and unrealized gains and losses included in earnings for the three months ended March 31, 2008 and March 31, 2007 are reported in trading account profits and commissions and mortgage production related income as follows:

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Trading Account Profits and Commissions	Mortgage Production Related Income	Trading Account Profits and Commissions	Mortgage Production Related Income
Total change in earnings	($312,591)	46,821	($4,406)	($58,754)

Change in unrealized gains or losses relating to assets and liabilities still held at period end	($180,318)	$3,154	($4,406)	($21,134)

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of trading assets, loans, loans held for sale, brokered deposits and long term debt instruments for which the fair value option has been elected. For loans and loans held for sale for which the fair value option has been elected, the tables also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in thousands)	Aggregate Fair Value March 31, 2008	Aggregate Unpaid Principal Balance under FVO March 31, 2008	Fair value carrying amount over/(under) unpaid principal

Trading assets	$834,255	$828,574	$5,681
Loans	277,487	297,708	(20,221)
Past due loans of 90 days or more	1,007	1,283	(276)
Nonaccrual loans	4,266	5,935	(1,669)
Loans held for sale	5,082,235	5,068,484	13,751
Past due loans of 90 days or more	4,619	5,446	(827)
Nonaccrual loans	10,556	13,536	(2,980)
Brokered deposits	317,578	314,962	2,616
Long-term debt	7,784,744	7,644,250	140,494

(Dollars in thousands)	Aggregate Fair Value December 31, 2007	Aggregate Unpaid Principal Balance under FVO December 31, 2007	Fair value carrying amount over/(under) unpaid principal

Trading assets	$444,774	$442,624	$2,150
Loans	220,784	229,473	(8,689)
Loans held for sale	6,314,106	6,248,541	65,565
Past due loans of 90 days or more	5,213	6,140	(927)
Nonaccrual loans	5,841	7,316	(1,475)
Brokered deposits	234,345	237,205	(2,860)
Long-term debt	7,446,980	7,316,750	130,230

Note 14-Business Segment Reporting

The Company has four business segments used to measure business activities: Retail and Commercial Banking, Wholesale Banking, Wealth and Investment Management, and Mortgage with the remainder in Corporate Other and Treasury. The Company previously had five business segments (Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Mortgage) with the remainder in Corporate Other and Treasury. Beginning in 2008, the segment reporting structure was adjusted in the following ways:

1.	The Retail and Commercial segments were combined.

2.	Corporate and Investment Banking was renamed Wholesale Banking.

3.	Commercial Real Estate (primarily Real Estate Finance Group and Affordable Housing) were transferred from Commercial to Wholesale Banking.

4.	Trustee Management was transferred from Commercial to Corporate Other and Treasury.

Notes to Consolidated Financial Statements (Unaudited)-Continued

5.	Transplatinum, which handles Fleet One fuel cards, was transferred from Commercial to Corporate Other and Treasury.

6.

Certain Middle Market clients and relationship managers were transferred from Commercial to Wholesale Banking. Because this included the movement of individual clients and relationship managers, balance, income, and expense from prior periods remained in the Retail and Commercial Banking segment.

Retail and Commercial Banking serves consumers, businesses with up to $100 million in annual revenue, government/not-for-profit enterprises, and provides services for the clients of other segments. Clients are serviced through an extensive network of traditional and in-store branches, ATMs, the Internet and the telephone.

Wholesale Banking’s primary businesses include Middle Market which serves commercial clients with $100 million to $750 million in annual revenue, Corporate Banking which serves clients with greater than $750 million in annual revenue, Commercial Real Estate which serves commercial and residential developers and investors, and SunTrust Robinson Humphrey.

Mortgage offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and the Company’s captive reinsurance subsidiary (Twin Rivers Insurance Company).

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices LLC, and Institutional Investment Management.

In addition, the Company reports Corporate Other and Treasury, which includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary data processing and operations group, the Corporate Real Estate group, Marketing, BankCard, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Corporate Strategies, Procurement, and executive management. Finally, Corporate Other and Treasury also includes Transplatinum, which handles fuel cards, and Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

Because the business segment results are presented based on management accounting practices, the transition to generally accepted accounting principles creates a difference which is reflected in Reconciling Items.

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

•	Provision for loan losses - Represents net charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

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

The Company continues to augment its internal management reporting methodologies. Currently, the segment’s financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the segment’s financial performance. The internal allocations include the following:

Notes to Consolidated Financial Statements (Unaudited)-Continued

•

Operational Costs - Expenses are charged to the segments based on various statistical volumes multiplied by activity based cost rates. As a result of the activity based costing process, planned residual expenses are also allocated to the segments. The recoveries for the majority of these costs are in the Corporate Other and Treasury segment.

•

Support and Overhead Costs - Expenses not directly attributable to a specific segment are allocated based on various drivers (e.g., number of full-time equivalent employees and volume of loans and deposits). The recoveries for these allocations are in Corporate Other and Treasury.

•

Sales and Referral Credits - Segments may compensate another segment for referring or selling certain products. The majority of the revenue resides in the segment where the product is ultimately managed.

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

	Three Months Ended March 31, 2008
(Dollars in thousands)	Retail and Commercial Banking	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$57,747,123	$43,527,780	$43,889,138	$8,805,524	$22,359,721	$587,615	$176,916,901
Average total liabilities	85,159,967	16,497,384	2,549,587	10,359,098	44,324,059	(34,903)	158,855,192
Average total equity	-	-	-	-	-	18,061,709	18,061,709

Net interest income	$620,773	$123,805	$130,449	$79,885	$4,126	$180,829	$1,139,867
Fully taxable-equivalent adjustment (FTE)	8,732	14,091	-	10	5,141	1	27,975

Net interest income (FTE)[1]	629,505	137,896	130,449	79,895	9,267	180,830	1,167,842
Provision for loan losses[2]	176,515	12,276	98,255	5,116	4,763	263,097	560,022

Net interest income after provision for loan losses	452,990	125,620	32,194	74,779	4,504	(82,267)	607,820
Noninterest income	318,323	173,486	132,120	331,347	108,511	(6,285)	1,057,502
Noninterest expense	622,308	199,762	220,245	242,277	(23,177)	(6,271)	1,255,144

Net income before taxes	149,005	99,344	(55,931)	163,849	136,192	(82,281)	410,178
Provision for income taxes[3]	52,303	13,100	(24,576)	59,613	34,144	(14,961)	119,623

Net income	$96,702	$86,244	($31,355)	$104,236	$102,048	($67,320)	$290,555

	Three Months Ended March 31, 2007
	Retail and Commercial Banking	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,669,733	$38,189,909	$44,266,813	$9,062,013	$29,448,578	$1,869,323	$181,506,369
Average total liabilities	85,447,014	11,313,423	2,281,797	10,422,726	54,398,982	(77,957)	163,785,985
Average total equity	-	-	-	-	-	17,720,384	17,720,384

Net interest income	$701,070	$133,566	$129,591	$90,042	($38,189)	$148,479	$1,164,559
Fully taxable-equivalent adjustment (FTE)	9,449	10,064	-	16	4,184	-	23,713

Net interest income (FTE)[1]	710,519	143,630	129,591	90,058	(34,005)	148,479	1,188,272
Provision for loan losses[2]	47,387	2,808	10,209	1,059	1,463	(6,485)	56,441

Net interest income after provision for loan losses	663,132	140,822	119,382	88,999	(35,468)	154,964	1,131,831
Noninterest income	292,600	168,682	38,483	285,678	97,403	(3,940)	878,906
Noninterest expense	635,468	190,850	152,325	267,664	(6,392)	(3,918)	1,235,997

Total contribution before taxes	320,264	118,654	5,540	107,013	68,327	154,942	774,740
Provision for income taxes[3]	116,297	26,113	(1,355)	38,948	14,492	58,949	253,444

Net income	$203,967	$92,541	$6,895	$68,065	$53,835	$95,993	$521,296

[1]	Net interest income is fully taxable equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the segments.
[3]	Includes regular income tax provision and taxable equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 15-Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended
	March 31
(Dollars in thousands)	2008	2007
Comprehensive income:
Net income	$290,555	$521,296
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	101,795	(622)
Change in unrealized gains (losses) on derivatives, net of taxes	195,653	3,928
Change related to employee benefit plans, net of taxes	4,312	28,890

Total comprehensive income	$592,315	$553,492

The components of accumulated other comprehensive income were as follows:

	March 31	December 31
(Dollars in thousands)	2008	2007
Unrealized net gain on available for sale securities	$1,795,742	$1,693,947
Unrealized net gain on derivative financial instruments	354,281	158,628
Employee benefit plans	(241,114)	(245,426)

Total accumulated other comprehensive income	$1,908,909	$1,607,149

Note 16-Severance Expense

In 2007, the Company initiated its E2 Efficiency and Productivity Program (“E2”). E2 includes a series of initiatives aimed at reducing the Company’s expense growth. As part of the E2 Program, the Company is reviewing its organizational design in order to achieve scalability in its core processes, reduce redundant and overlapping activities, and reduce complexity in the organizational structure. In 2007, the Company recognized severance expense of $45.0 million relating to approximately 2,400 positions expected to be eliminated through 2007 and 2008. As of March 31, 2008, accrued severance expense was $16.0 million. Severance expense was classified as other noninterest expense in the Consolidated Statements of Income and was all recorded within the Corporate Other and Treasury line of business.

Note 17-Subsequent Event

The Company has elected fair value measurement to value $4.3 billion of fixed rate public debt that has been swapped to a floating interest rate through interest rate swaps. In connection with the deterioration in the credit environment and disruption in the capital markets during the second half of 2007 and first quarter of 2008, credit spreads in the financial services industry increased significantly, particularly in March 2008. As a result, SunTrust’s credit spread increased during this period causing the credit related component of the debt’s fair value to fluctuate in value, resulting in net valuation gains, as previously disclosed.

During the month of April 2008, liquidity improved in the financial markets for both primary and secondary issuances of financial sector debt, causing lower credit spreads across the industry and for SunTrust. As a result, the fair value of the Company’s debt and related hedges was impacted, resulting in approximately $130 million in market valuation losses during the month. As of April 30, 2008, the aggregate change in fair value on the public debt, due to SunTrust’s credit spread, was approximately $200 million, which will continue to fluctuate based on changes in the Company’s credit spreads and will decline to zero as the public debt approaches maturity. The weighted average life of this debt is 6.2 years.

The market value adjustments associated with this debt do not affect the Company’s cash flows or economic value unless the Company elects to terminate the debt or related hedges prior to maturity. In addition, the market value adjustments do not impact the Company’s regulatory capital ratios, as market adjustments related to SunTrust’s credit spread are excluded from these calculations. April also included modest improvement in the liquidity and market value of previously illiquid asset-backed securities on which the Company incurred significant market value losses during the fourth quarter of 2007 and first quarter of 2008. Further fluctuations in the Company’s credit spreads and asset-backed securities’ values are likely to occur in the future based on instrument specific and broader market conditions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this report may contain forward-looking statements. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of our management and on information currently available to management. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found beginning on page 5 of our 2007 Annual Report on Form 10-K and elsewhere in our periodic reports and Current Reports on Form 8-K. Those factors include: as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; our financial instruments carried at fair value expose us to certain market risks; changes in market interest rates or capital markets could adversely affect our revenues and expenses, the values of assets and obligations, costs of capital, or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking, which subjects us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business; we rely on other companies for key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenues, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing profit margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries accounts for most of our revenues and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of residential real estate may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, may continue to adversely impact us; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, if these individuals leave or change roles without effective replacements, operations may suffer; we may be unable to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and methods are critical to how we report financial condition and results of operations, and may require management to make estimates about matters that are uncertain; our stock price can be volatile; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our disclosure controls and procedures may fail to prevent or detect all errors or acts of fraud; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage markets may continue to adversely affect us; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition; the Holding Company’s revenues derived from our investment securities may be volatile and subject to a variety of risks; we may enter into transactions with affiliated off-balance sheet entities affiliated with us or our subsidiaries; and we are subject to market risk associated with our asset management and commercial paper conduit business.

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under four business segments: Retail and Commercial, Wholesale Banking, Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services. As of March 31, 2008, we had 1,678 full-service branches, including 335 in-store branches, and continue to leverage technology to provide customers the convenience of banking on the Internet, through 2,509 automated teller machines and via twenty-four hour telebanking.

The following analysis of our financial performance for the first quarter of 2008 should be read in conjunction with the financial statements, notes and other information contained in this document and our 2007 Annual Report on Form 10-K. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2008 presentation. In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratios are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Reconcilements for all non-US GAAP measures are provided on pages 33 through 34.

EXECUTIVE OVERVIEW

The challenging financial and credit markets continued to experience difficulty in the first quarter of 2008. As the economic outlook for the United States became more uncertain due to sharp declines in home values and significant increases in consumer real estate delinquency levels, the valuations of financial instruments that are secured by housing related assets declined and market liquidity continued to be very limited. This is evidenced by the sharp declines during the first quarter in the ABX and CDX market indices, on which values of certain residential and commercial backed securities are derived.

The Federal Reserve took significant action during the first quarter of 2008 by lowering the Fed funds rate 200 basis points through a series of rate reductions. In addition, the Federal Reserve provided additional liquidity into the financial markets through note issuances and expanded access to the Discount Window. Although these actions helped stabilize the markets, the consumer continued to show indications of financial strain.

This economic environment affected our financial results in a variety of ways, the most pronounced being increased credit losses, declines in market value of financial assets carried at fair value, an increase in the credit spread on our debt carried at fair value, resulting in a mark-to-market gain on the debt, and sharp reductions in earning asset yields without corresponding levels of reductions in deposit rates due to intense deposit competition and pricing pressure.

We reported net income available to common shareholders for the first quarter of 2008 of $283.6 million, or $0.81 per average common diluted share, compared to $513.9 million, or $1.44 per average common diluted share, in the first quarter of 2007. Growth in core business revenues coupled with disciplined expense management were more than offset by increased credit costs associated with the continued deterioration in the housing market, as well as net mark-to-market valuation losses related to certain asset-backed securities. Positively impacting the quarter were gains from our interest in Visa, Inc. (“Visa”) and prior decisions to sell our remaining interest in Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”) and certain bank-owned real estate. During the quarter, we recognized approximately $163.7 million in net valuation losses pertaining primarily to mark-to-market valuation adjustments on trading assets, loan warehouses, as well as certain asset-backed securities that are classified as available for sale, net of gains on our public debt carried at fair value and related hedges. The unrealized loss on certain available for sale securities was recognized through earnings, as the assets were deemed to be other-than-temporarily impaired, thus triggering an accounting recognition of the losses. The after-tax earnings impact of the net valuation losses was $101.5 million, or $0.29 per diluted common share.

Fully taxable-equivalent net interest income was $1,167.8 million for the first quarter of 2008, a decrease of $20.5 million, or 1.7%, from the first quarter of 2007. Net interest margin increased five basis points from 3.02% in the first quarter of 2007 to 3.07% in the first quarter of 2008. The increase in net interest margin was largely the result of balance sheet management strategies executed in the first and second quarters of 2007, which resulted in improved yields on earning assets, as well as deleveraging the balance sheet and reducing the level of higher-cost wholesale funding.

Provision for loan losses was $560.0 million in the first quarter of 2008, an increase of $503.6 million from the same period of the prior year. The provision for loan losses was $262.8 million higher than net charge-offs of $297.2 million for the first quarter of 2008 as the level of nonperforming and past due loans increased. The allowance for loan and lease losses (“ALLL”) increased $262.8 million, or 20.5%, from December 31, 2007. As of March 31, 2008, ALLL was 1.25% of loans compared to 1.05% as of December 31, 2007. The increases in provision for loan losses and resulting increase in the ratio of ALLL to loans outstanding is reflective of declining real estate values and the associated deterioration in residential-related loan portfolios, as well as the increase in the size of the loan portfolio. Annualized net charge-offs to average loans were 0.97% for the first quarter of 2008 compared to 0.21% for the same period last year.

Noninterest income increased $178.6 million, or 20.3%, from the first quarter of 2007. Results for the first quarter of 2008 included a $86.3 million gain on Visa’s initial public offering, a $89.4 million gain on disposition of our interest in Lighthouse Investment Partners, and a $37.0 million net gain on sale/leaseback of premises. Also, contributing to the increase were market valuation gains of $240.1 million on changes in fair value of our public debt and related hedges. The increase was partially offset by $287.2 million in net valuation losses related to investments in asset-backed securities that were acquired in late 2007 and other trading and securitization activities.

Noninterest expense was $1,255.1 million for the first quarter of 2008, an increase of $19.1 million, or 1.5%, from the same period of the prior year. The increase was primarily due to our election during the second quarter of 2007 to record certain newly-originated mortgage loans held for sale at fair value, which resulted in an approximate $34.5 million increase in expense, as origination costs associated with these loans are no longer deferred. Other factors contributing to the increase were an increase in credit-related costs and the net cost of early retirement of debt. Offsetting these increases was a $39.1 million reversal of a portion of the accrued liability associated with Visa litigation, for which we recorded $76.9 million in the fourth quarter of 2007.

The Tier 1 capital ratio improved during the first quarter of 2008 increasing from 6.93% at December 31, 2007 to 7.23% at March 31, 2008. The total capital ratio as of March 31, 2008 was 10.97%, an increase of 67 basis points from December 31, 2007. These increases were due to the issuance of $685 million in trust preferred securities and $500 million of subordinated notes which favorably impacted our Total Capital ratio.

Provision for income taxes decreased $138.1 million, or 60.1%, for the three months ended March 31, 2008, as compared to the same period in 2007. The decrease was driven largely by the decrease in income before provision for income taxes and the settlement of certain tax positions.

Selected Quarterly Financial Data			Table 1
	Three Months Ended
	March 31
(Dollars in millions, except per share data) (Unaudited)	2008	2007
Summary of Operations
Interest, fees and dividend income	$2,258.3	$2,528.0
Interest expense	1,118.5	1,363.5

Net interest income	1,139.8	1,164.5
Provision for loan losses	560.0	56.4

Net interest income after provision for loan losses	579.8	1,108.1
Noninterest income	1,057.5	878.9
Noninterest expense	1,255.1	1,236.0

Income before provision for income taxes	382.2	751.0
Provision for income taxes	91.6	229.7

Net income	290.6	521.3
Preferred stock dividends	7.0	7.4

Net income available to common shareholders	$283.6	$513.9

Net interest income - FTE	$1,167.8	$1,188.3
Total revenue - FTE	2,225.3	2,067.2

Net income per average common share:
Diluted	0.81	1.44
Basic	0.82	1.45
Dividends paid per average common share	0.77	0.73
Book value per common share	51.26	49.00
Market price:
High	70.00	87.43
Low	52.94	80.76
Close	55.14	83.04

Selected Average Balances
Total assets	$176,916.9	$181,506.4
Earning assets	153,003.6	159,473.6
Loans	123,263.0	121,514.9
Consumer and commercial deposits	101,168.4	97,792.3
Brokered and foreign deposits	15,468.6	26,714.1
Total shareholders’ equity	18,061.7	17,720.4

Average common shares - diluted (thousands)	348,072	357,214
Average common shares - basic (thousands)	346,581	353,448

Financial Ratios (Annualized)
Return on average total assets	0.66%	1.16%
Return on average assets less net unrealized securities gains	0.72	1.15
Return on average common shareholders’ equity	6.49	12.10
Return on average realized common shareholders’ equity	7.69	12.54
Net interest margin	3.07	3.02
Efficiency ratio	56.40	59.79
Tangible efficiency ratio	55.47	58.65
Tangible equity to tangible assets	6.53	5.97
Total average shareholders’ equity to average assets	10.21	9.76

Capital Adequacy
Tier 1 capital ratio	7.23%	7.60%
Total capital ratio	10.97	10.94
Tier 1 leverage ratio	7.22	7.24

Selected Quarterly Financial Data, continued			Table 1
	Three Months Ended
	March 31
(Dollars in millions, except per share data) (Unaudited)	2008	2007
Reconcilement of Non US GAAP Financial Measures
Net income	$290.6	$521.3
Securities (gains)/losses, net of tax	37.5	-

Net income excluding net securities (gains)/losses	328.1	521.3
Coke stock dividend, net of tax	(14.7)	(14.6)

Net income excluding net securities (gains)/losses and the
Coke stock dividend	313.4	506.7
Preferred stock dividends	7.0	7.4

Net income available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	$306.4	$499.3

Efficiency ratio [1]	56.40%	59.79%
Impact of excluding amortization of intangible assets	(0.93)	(1.14)

Tangible efficiency ratio [2]	55.47%	58.65%

Total average assets	$176,916.9	$181,506.4
Average net unrealized securities gains	(2,454.0)	(2,305.3)

Average assets less net unrealized securities gains	$174,462.9	$179,201.1

Total average common shareholders’ equity	$17,561.7	$17,220.4
Average accumulated other comprehensive income	(1,533.4)	(1,074.5)

Total average realized common shareholders’ equity	$16,028.3	$16,145.9

Return on average total assets	0.66%	1.16%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	0.06	(0.01)

Return on average total assets less net unrealized securities gains [3]	0.72%	1.15%

Return on average common shareholders’ equity	6.49%	12.10%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	1.20	0.44

Return on average realized common shareholders’ equity [4]	7.69%	12.54%

Net interest income	$1,139.8	$1,164.6
FTE adjustment	28.0	23.7

Net interest income - FTE	1,167.8	1,188.3
Noninterest income	1,057.5	878.9

Total revenue - FTE	$2,225.3	$2,067.2

Selected Quarterly Financial Data, continued	Table 1

	As of March 31
(Dollars in millions) (Unaudited)	2008	2007
Total shareholders’ equity	$18,431.4	$17,968.5
Goodwill	(6,923.0)	(6,896.7)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,430.3)	(1,293.5)
MSRs	1,143.4	921.3

Tangible equity	$11,221.5	$10,699.6

Total assets	$178,986.9	$186,384.8
Goodwill	(6,923.0)	(6,896.7)
Other intangible assets including MSRs	(1,430.3)	(1,293.5)
MSRs	1,143.4	921.3

Tangible assets	$171,777.0	$179,115.9

Tangible equity to tangible assets	6.53%	5.97%

[1]

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

[2]

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

[3]	Computed by dividing annualized net income, excluding tax effected net securities gains/losses and the Coke stock dividend, by average assets less net unrealized gains/losses on securities.
[4]

Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and the Coke stock dividend, by average realized common shareholders’ equity.

SELECTED FINANCIAL INSTRUMENTS AT FAIR VALUE

Trading Assets	Table 2

(Dollars in millions) (Unaudited)	March 31 2008	December 31 2007
U.S. government and agency securities	$4,307.9	$4,133.5
Corporate and other debt securities	2,498.5	2,821.7
Equity securities	125.4	242.7
Mortgage-backed securities	440.3	938.9
Derivative contracts	3,113.4	1,977.4
Municipal securities	154.5	171.2
Commercial paper	118.4	2.4
Other securities	173.9	230.6

Total trading assets	$10,932.3	$10,518.4

Trading Assets

Trading assets include loans and investment securities that relate to capital markets trading activities by acting as broker/dealer on behalf of our customers, investment securities that are periodically acquired for corporate balance sheet management purposes, and certain asset-backed securities that were purchased during the fourth quarter of 2007 from affiliates. The primary reason for the increase in derivative contracts relates to changes in the fair value of derivatives that are used in conjunction with our balance sheet management strategies.

The securities acquired during the fourth quarter of 2007 include structured investment vehicles (“SIVs”) that are collateralized by various domestic and foreign assets, residential mortgage backed securities, including Alt-A and subprime, collateralized debt obligations, and commercial loans, as well as interests retained from Company-sponsored securitizations. During the first quarter of 2008, we recognized approximately $239.4 million in market valuation losses related to these asset-backed securities. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by over $1.0 billion since the end of 2007, making the exposure at March 31, 2008 approximately $1.6 billion.

We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. Due to the illiquid nature of these asset-backed securities and the market as a whole in the first quarter of 2008, the estimated market value of these securities is based on market information, where available, along with significant, unobservable third-party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly during the remainder of 2008. See “Difficult to Value Financial Assets” for more information.

Securities Available for Sale	Table 3

	March 31, 2008		December 31, 2007
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$393.5	$411.3	$383.2	$390.4
States and political subdivisions	1,186.5	1,210.4	1,052.6	1,067.3
Asset-backed securities	176.4	174.5	241.7	210.3
Mortgage-backed securities	9,906.1	10,039.6	10,085.8	10,141.2
Corporate bonds	277.9	275.5	232.2	231.3
Common stock of The Coca-Cola Company	0.1	2,659.6	0.1	2,674.4
Other securities[1]	1,105.8	1,111.2	1,543.9	1,549.2

Total securities available for sale	$13,046.3	$15,882.1	$13,539.5	$16,264.1

[1]	Includes $784.4 million and $792.4 million as of March 31, 2008 and December 31, 2007, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

Securities Available for Sale

The securities portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. In the first quarter of 2008, the portfolio size and security mix remained relatively constant with cash flow primarily reinvested into longer duration agency mortgage-backed securities.

The average yield for the first quarter of 2008 decreased to 6.18% compared to 6.44% in the first quarter of 2007 and was unchanged compared to the fourth quarter of 2007. The size of the securities portfolio, at fair value, was $15.9 billion as of March 31, 2008, a decrease of $0.4 billion, or 2.3%, from December 31, 2007. The carrying value of available for sale securities reflected $2.8 billion in net unrealized gains as of March 31, 2008, comprised of a $2.7 billion unrealized gain from our remaining 43.6 million shares of The Coca-Cola Company and a $0.1 billion net unrealized gain on the remainder of the portfolio. The portfolio’s effective duration increased to 4.3% as of March 31, 2008 from 3.9% as of December 31, 2007. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in interest rates, taking into consideration embedded options. An effective duration of 4.3% suggests an expected price change of 4.3% for a one percent instantaneous change in interest rates.

The credit quality of the securities portfolio remained strong with approximately 91.0% of the securities rated “AAA,” the highest possible rating by nationally recognized rating agencies. We review all of our securities with unrealized losses for other-than-temporary impairment at least quarterly. Net securities losses of $60.6 million in the first quarter of 2008 included $64.1 million in market value impairment related primarily to $264.0 million in residual interests and residential mortgage backed securities collateralized by loans, including subprime and Alt-A, originated during 2003 and 2004 that were determined to be other-than-temporarily impaired due to the significant increase during the first quarter of 2008 in the default rates and loss severity of the underlying collateral; thereby, triggering accounting recognition of the unrealized loss in current period earnings. These securities were valued using third party pricing data, including broker indicative bids. See “Difficult to Value Financial Assets” for more information.

Long Term Debt

We have elected to carry at fair value $4.3 billion of our publicly-issued, fixed rate debt. The debt consists of a number of different issuances that carry coupon rates ranging from 5.00% to 7.75%, resulting in a weighted-average rate of 5.99%, and maturities from June 1, 2008 through April 1, 2020, resulting in a weighted-average life of 6.20 years. During the quarter ended March 31, 2008, we recognized approximately $240 million in net trading gains associated with the fair value changes in the debt and related interest rate and other related financial instruments on the balance sheet that provide an economic offset to the change in the value of the debt. The net change in the fair value of the public debt and these related instruments that is recognized through earnings substantially approximates the changes in fair value attributable to the change in our credit spread. During the first quarter, our credit spread widened significantly, resulting in the recognition of trading gains. Credit spreads will continue to fluctuate based on market conditions; however, the impact of those fluctuations on the valuation of the debt will decline to par value over time as the debt approaches maturity. We value this debt using a third party pricing service and validate this valuation utilizing market data from recent observable debt issuances, as well as credit spreads; consequently, the debt is classified as a Level 2 instrument in the fair value hierarchy.

Difficult to Value Financial Assets

Fair value is the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current market conditions have led to diminished, and in some cases, even non-existent trading in certain of the financial asset classes included on our balance sheet. We are required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales. When available, we will obtain third party broker quotes or observable market pricing data, as this level of evidence is the strongest support for the fair value of these instruments, absent current security specific market activity. Despite our best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available and thus, increased the degree to which significant unobservable inputs have been utilized in our valuation procedures, largely with respect to certain types of loans and securities. This decrease in observability of market data began in the third quarter of 2007 and persisted into the first quarter of 2008.

We used significant unobservable inputs (Level 3) to fair value certain trading assets, securities available for sale, portfolio loans accounted for at fair value, and loans held for sale. The table below discloses financial assets that have been impacted by Level 3 fair value determinations.

		Table 4

	As of
(Dollars in millions) (unaudited)	March 31, 2008	December 31, 2007
Trading assets	$1,750.6	$2,950.1
Securities available for sale	1,190.1	869.7
Loans held for sale	513.9	481.3
Loans	282.8	220.8
IRLCs [1]	48.0	-

Total level 3 assets	$3,785.4	$4,521.9

Total assets	$178,986.9	$179,573.9

Total assets measured at fair value	$32,376.3	$33,397.8

Level 3 assets as a percent of total assets	2.1%	2.5%

Level 3 assets as a percent of total assets measured at fair value	11.7	13.5

[1]	Beginning in the first quarter of 2008, we classified IRLCs on residential mortgage loans held for sale on a gross basis within other liabilities and other assets.

Securities Available for Sale and Trading Securities

The broad credit crisis continued throughout the first quarter of 2008 causing mortgage and other asset-backed securities to experience significant valuation declines during the first quarter of 2008. Home price depreciation and increased delinquency and default rates across most consumer portfolios resulted in continued rating agency downgrades. While there was very limited market liquidity, de-levering and distressed liquidations occurred from collateralized debt obligations, hedge funds, banks, and structured investment vehicles. The technical pressure from these portfolio liquidations caused declines in the exit price of these consumer residential securities. In addition, there was significant credit spread widening in commercial and corporate securities resulting in price declines.

Our Level 3 securities available for sale include instruments that are not readily marketable and may only be redeemed with the issuer at par. These instruments totaled $846.5 million at March 31, 2008 and consisted of certain municipal bond securities as well as Federal Home Loan Bank and Federal Reserve Bank stock, which are only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for these instruments is available. The remaining Level 3 securities, both trading and available for sale, are predominantly residual interests retained from Company-sponsored securitizations of commercial loans, structured asset sales participations, investments in structured investment vehicles, and mortgage-backed and asset-backed securities collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable. While the majority of collateral in these securities is residential mortgages, exposure is widely spread across prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 1999 through 2007. During the quarter ended March 31, 2008, eleven securities were downgraded, ten of which resulted from downgrades of the monoline insurers that provide credit support for those securities. Those ten securities continue to hold an investment grade rating, while one is now below investment grade. The fair value of the eleven securities totaled $59.3 million at March 31, 2008 and includes $48.6 million of exposure to second lien mortgages and $10.7 million of exposure to auto loans. If future performance in the underlying collateral of asset-backed securities further declines, we would anticipate additional downgrades as a result.

The residual interests are valued based on internal models which incorporate assumptions, such as prepayment speeds or estimated credit losses, which are not market observable. Generally, we attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuation or used to validate outputs from our own proprietary models. Although third party price indications have been available for the majority of the securities, the continued market disruption has caused limited trading activity or visibility of secondary market activity to support the observability of these quotations. Therefore, we evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as trades we executed during the quarter, movement in an appropriate credit index (discussed further below), or changes in the underlying collateral performance. When third party pricing is not available or to corroborate third party pricing information received, we will use industry standard or proprietary models to estimate fair value and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. Where appropriate, actual index dollar prices were used to estimate fair value (discussed further below).

We utilized ABX indices when valuing certain of the Level 3 asset-backed securities as these indices have a high correlation to subprime, second lien and certain Alt-A exposures, particularly for the direct RMBS exposure where vintage and collateral type are more easily determined. As such, the dollar prices and corresponding discount margins from the ABX indices are a relevant market data point to consider when estimating the fair value of certain asset-backed securities. ABX indices were used as one of the primary inputs to value or validate approximately $240 million of mortgage-backed and asset-backed securities at March 31, 2008, and therefore, pricing on these securities declined significantly due to the significant widening in the asset-backed securities’ indices during the first quarter.

We also utilized synthetic indices such as the CDX, LCDX and CMBX, to adjust assumed discount margins used in pricing related asset-backed securities. Movements in these indices were considered in pricing or validating approximately $640 million of the asset-backed securities’ portfolio at March 31, 2008. CDX dollar prices and spreads are relevant for securities backed predominantly by investment grade corporate assets. LCDX dollar prices and spreads are relevant for securities backed predominantly by non-investment grade companies. CMBX dollar prices and spreads are relevant for securities backed predominately by commercial real estate assets. Volatility in the CDX, LCDX and CMBX should be directionally consistent with price movements in cash bonds with a similar composition of collateral. However, the magnitude of the movement will not be perfectly correlated. More specifically, the spreads on synthetic indices can expand and contract quickly without any material market liquidity to support such volatility and therefore, the synthetic indices are not used as a direct comparison for valuation purposes. Any synthetic index will be subject to more technical trading and may not consider the individual credit support, structure, collateral manager or duration nuances cash investors may weigh more heavily for valuation purposes.

We will also consider premiums or discounts relative to an index based on information we have obtained from our trades of similar assets, quoted credit default swap spreads on the applicable monoline insurer of a bond, and other information made available to us. Due to the continued illiquidity and credit risk of Level 3 securities, these market values are highly sensitive to assumption changes and market volatility. In many instances, pricing methodologies for Level 3 securities may fall within an acceptable range of values. In those cases, we consider all information to determine the most appropriate price within that range. Improvements are made to our pricing methodologies on an ongoing basis, as observable and relevant information becomes available to us. Level 3 asset-backed securities are valued generally on a weekly basis, and for all sales of securities, we consider the appropriateness of the most recent value placed on the asset prior to sale. During the quarter ended March 31, 2008, we sold approximately $520.9 million of Level 3 asset-backed securities, providing us with relevant and timely market data to utilize in determining an appropriate value for similar asset-backed securities remaining in the portfolio.

During the first quarter of 2008, we recognized through earnings $248.5 million in net trading losses and $64.1 million in net securities losses related to trading securities and securities available for sale classified as Level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, poor visibility into thinly traded assets created tremendous price disparity across trades resulting in wide pricing ranges to evaluate in order to accurately estimate the market value. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as Level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but not to the degree that correlates to current market values, as well as the restructuring proposals related to certain structured investment vehicles in which there exists a 15-20 point discount between the technical markets being made in these securities when compared to the valuation being derived by restructuring proposals. The restructuring value incorporates the benefit of time for the collateral assets to mature, thereby allowing some recovery of value as opposed to the fair value pricing, which is based on a sale of the collateral assets using current market pricing.

During the first quarter of 2008, we transferred $26.8 million of trading securities and $397.5 million of available for sale securities into Level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. We recognized $5.9 million in net trading losses and $64.1 million in net securities losses related to securities transferred into Level 3 during the quarter ended March 31, 2008.

Loans/Loans Held for Sale

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter and increased during the fourth quarter of 2007, we were able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing alternative valuation methodologies to fair value the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include obtaining certain levels of broker pricing, when available, and extrapolating this data across the larger loan population. This extrapolation includes recording additional liquidity adjustments, when necessary, and valuation estimates of underlying collateral to accurately reflect the price we believe we would receive if the loans were sold. We recognized $23.2 million in losses through earnings during the first quarter of 2008 related to Level 3 loans and loans held for sale.

During the first quarter of 2008, we transferred $158.0 million of mortgage loans held for sale into Level 3 based on secondary market illiquidity and the resulting reduction of available observable market data for certain non-agency and commercial real estate loans requiring increased reliance on alternative valuation methodologies. We recognized $10.9 million in net losses related to loans transferred into Level 3 during the first quarter.

Overall, the financial impact of the Level 3 financial assets did not have a significant impact on our liquidity or capital. We were able to acquire certain asset-backed securities from affiliates during the fourth quarter of 2007 using our existing liquidity position, and since purchasing the securities, we have received approximately $1 billion from sales and maturities of these securities. For the quarter ended March 31, 2008, we recognized $265.8 million in net losses through earnings due to the change in the fair value of Level 3 assets. Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets, and therefore whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral decline, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis. For purposes of computing regulatory capital, mark-to-market adjustments related to our own creditworthiness for debt accounted for at fair value are excluded from capital.

CONSOLIDATED FINANCIAL RESULTS

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

Table 5

	Three Months Ended
	March 31, 2008			March 31, 2007
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$32,440.0	$521.3	6.43%	$34,089.1	$527.3	6.19%
Real estate construction	12,450.2	189.8	6.13	13,430.3	252.7	7.63
Real estate home equity lines	14,603.0	234.3	6.45	13,738.1	268.3	7.92
Real estate commercial	13,113.1	201.3	6.17	12,830.6	220.2	6.96
Commercial - FTE[2]	36,374.6	539.2	5.96	34,032.8	535.6	6.38
Credit card	774.4	2.9	1.52	369.5	5.5	5.94
Consumer - direct	4,063.4	62.5	6.19	4,220.5	76.0	7.30
Consumer - indirect	7,645.3	120.2	6.32	8,166.5	122.0	6.06
Nonaccrual and restructured	1,799.0	5.4	1.21	637.5	4.5	2.85

Total loans[1]	123,263.0	1,876.9	6.12	121,514.9	2,012.1	6.72
Securities available for sale:
Taxable	12,087.1	186.8	6.18	6,650.6	108.7	6.54
Tax-exempt - FTE[2]	1,071.4	16.5	6.13	1,038.8	15.2	5.86

Total securities available for sale - FTE[2]	13,158.5	203.3	6.18	7,689.4	123.9	6.44
Funds sold and securities purchased under agreements to resell	1,326.9	8.9	2.67	1,006.3	12.9	5.12
Loans held for sale	6,865.7	99.0	5.77	11,205.2	173.7	6.20
Interest-bearing deposits	21.9	0.2	4.54	28.9	0.4	5.69
Interest earning trading assets	8,367.6	98.0	4.71	18,028.9	228.8	5.15

Total earning assets	153,003.6	2,286.3	6.01	159,473.6	2,551.8	6.49
Allowance for loan and lease losses	(1,393.1)			(1,050.5)
Cash and due from banks	3,166.5			3,520.0
Other assets	17,076.4			16,272.9
Noninterest earning trading assets	2,609.5			985.1
Unrealized gains on securities available for sale	2,454.0			2,305.3

Total assets	$176,916.9			$181,506.4

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$21,981.1	$101.9	1.87%	$19,820.1	$115.9	2.37%
Money market accounts	25,342.7	154.7	2.46	22,089.1	142.9	2.62
Savings	3,917.0	5.7	0.59	5,024.8	16.3	1.32
Consumer time	17,030.8	187.8	4.43	16,809.4	183.1	4.42
Other time	12,280.5	141.1	4.62	12,115.8	144.0	4.82

Total interest-bearing consumer and commercial deposits	80,552.1	591.2	2.95	75,859.2	602.2	3.22
Brokered deposits	11,216.4	123.0	4.34	18,888.5	250.8	5.31
Foreign deposits	4,252.2	33.6	3.13	7,825.6	102.9	5.26

Total interest-bearing deposits	96,020.7	747.8	3.13	102,573.3	955.9	3.78
Funds purchased	2,885.7	21.9	3.00	4,693.1	61.2	5.22
Securities sold under agreements to repurchase	5,889.4	35.1	2.36	6,768.0	79.5	4.70
Interest-bearing trading liabilities	713.0	6.0	3.41	409.4	4.3	4.25
Other short-term borrowings	2,887.6	22.8	3.17	1,758.4	21.7	5.01
Long-term debt	22,808.3	284.9	5.02	19,000.8	240.9	5.14

Total interest-bearing liabilities	131,204.7	1,118.5	3.43	135,203.0	1,363.5	4.09
Noninterest-bearing deposits	20,616.3			21,933.1
Other liabilities	5,347.4			5,499.1
Noninterest-bearing trading liabilities	1,686.8			1,150.8
Shareholders’ equity	18,061.7			17,720.4

Total liabilities and shareholders’ equity	$176,916.9			$181,506.4

Interest Rate Spread			2.58%			2.40%

Net Interest Income - FTE [3]		$1,167.8			$1,188.3

Net Interest Margin[4]			3.07%			3.02%

[1]

Interest income includes loan fees of $33.1 million and $27.5 million in the quarters ended March 31, 2008 and March 31, 2007, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $28.0 million and $23.7 million in the quarters ended March 31, 2008 and March 31, 2007, respectively.

[3]

Derivative instruments used to help balance our interest-sensitivity position increased net interest income by $34.2 million and decreased net interest income by $12.4 million in the quarters ended March 31, 2008 and March 31, 2007, respectively.

[4]	The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Fully-taxable net interest income was $1,167.8 million for the first quarter of 2008, a decrease of $20.5 million, or 1.7%, from the first quarter of 2007. The decrease in net interest income was primarily the result of the decline in earning assets associated with balance sheet management strategies implemented throughout 2007. Lower yielding loans and investment securities were reclassified to loans held for sale and trading assets, respectively, and a portion of these assets was subsequently sold reducing higher cost liabilities to support those assets. As a result, total earning assets declined $6.5 billion, or 4.1%, in the first quarter of 2008 compared to the first quarter of 2007.

During the first quarter of 2008, loans averaged $123.3 billion, an increase of $1.7 billion, or 1.4%, from the same period in 2007. This modest increase was the result of overall growth in the commercial portfolio being largely offset by balance sheet management strategies, which resulted in the sale of nearly $10 billion in loans during 2007, primarily comprised of mortgage loans, student loans and corporate loans. Average loans held for sale were $6.9 billion in the first quarter of 2008, a decrease of $4.3 billion, or 38.7% from the first quarter of 2007. Average securities available for sale were $13.2 billion in the first quarter of 2008, an increase of $5.5 billion, or 71.1% from the first quarter of 2007. In the first quarter of 2007, approximately $16.0 billion of securities were reclassified into trading assets to enable more active trading of a significant portion of this portfolio. During the second quarter 2007, we purchased approximately $2.0 billion 30-year fixed mortgage-backed securities to extend the duration of this portfolio.

Average consumer and commercial deposits increased $3.4 billion, or 3.5%, in the first quarter of 2008, compared to the first quarter of 2007. Increases of $3.3 billion, or 14.7%, in money market accounts and $2.2 billion, or 10.9%, in NOW account balances were partially offset by declines of $1.3 billion, or 6.0% in demand deposits and $1.1 billion, or 22.1%, in savings accounts. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Average total brokered and foreign deposits declined 42.1% from the first quarter of 2007, as we strategically reduced the size of our earning assets, thereby enabling the reduction of these higher cost funding sources and substantially improving our liquidity position. Overall, competition for deposits remains strong as our competitors attempt to satisfy funding needs in light of the liquidity issues prevailing in the market. As a result, we are facing significant pressures in the area of deposit pricing across our footprint.

The net interest margin increased five basis points from 3.02% in the first quarter of 2007 to 3.07% in the first quarter of 2008. The sale of lower yielding assets in 2007 enabled a reduction in higher cost funding, thus improving the margin. The earning asset yield declined 48 basis points from 6.49% in first quarter 2007 to 6.01% in the first quarter 2008, while the cost of interest-bearing liabilities decreased 66 basis points from 4.09% to 3.43% in the same periods. In addition, the benefits of the balance sheet restructuring were hindered by the negative impact of the nonperforming loan growth mentioned below.

The first quarter of 2008 interest rate environment was characterized by lower rates, yet a steeper yield curve versus the first quarter of 2007. More specifically, the Fed Funds rate averaged 3.22%, a decrease of 203 basis points, the Prime rate averaged 6.22%, a decrease of 203 basis points, one-month LIBOR averaged 3.30%, a decrease of 203 basis points, three-month LIBOR averaged 3.28%, a decrease of 209 basis points, five-year swaps averaged 3.56%, a decrease of 152 basis points, and ten-year swaps averaged 4.31%, a decrease of 89 basis points. A steepening of the yield curve positively impacts us as rates on deposits, our most significant funding source, tend to track movements in one-month LIBOR, while our loan yields tend to track movements in the three-year and five-year swap rate. Certain floating rate loans, floating rate liabilities, and derivative contracts contractually reset to the Prime rate as well as LIBOR as those indices change. To the extent that these rates reset at a different rate relative to each other, net interest income is affected.

After exhibiting an upward trend during the first three quarters of 2007, the net interest margin began a downward trend during the fourth quarter declining from 3.18% during the third quarter of 2007 to 3.13% during the fourth quarter of 2007 and then to 3.07% during the first quarter of 2008. We previously disclosed, in our 2007 Annual Report on Form 10-K, that we expected margin compression to continue into the current quarter, largely as a result of deposit pricing pressures and deposit mix along with declines in earning asset yields. We expect additional compression during the second quarter of 2008; however, if deposit pricing pressures and volumes improve, stabilization, and potentially some recovery, is expected during the second half of 2008, despite the continuing potential for increases in nonperforming assets.

Interest income that we were unable to recognize on nonperforming loans had a negative impact of nine basis points on net interest margin in the three months of 2008, as average nonaccrual loans increased $1.2 billion, or 182.2%, over the first three months of 2007. There was a negative impact of three basis points for the first three months of 2007. Table 5 contains more detailed information concerning average loans, yields and rates paid.

Noninterest Income	Table 6

	Three Months Ended March 31		% Change[1]
(Dollars in millions) (Unaudited)	2008	2007
Service charges on deposit accounts	$211.8	$189.1	12.1%
Trust and investment management income	161.1	174.3	(7.6)
Other charges and fees	127.2	118.2	7.7
Net gain on sale or merger of Lighthouse interests	89.4	32.3	176.8
Gain on Visa IPO	86.3	-	NM
Mortgage production related income/(loss)	85.6	(8.7)	NM
Mortgage servicing related income	29.1	35.4	(17.8)
Card fees	73.8	64.2	14.9
Retail investment services	72.3	63.5	13.8
Investment banking income	55.4	50.2	10.5
Net gain on sale/leaseback of premises	37.0	-	NM
Trading account profits and commissions	28.2	90.2	(68.7)
Net securities losses	(60.6)	-	NM
Other income	60.9	70.2	(13.2)

Total noninterest income	$1,057.5	$878.9	20.3

[1]	NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Income

Noninterest income increased $178.6 million, or 20.3%, during the first quarter of 2008, compared to the first quarter of 2007. This increase was primarily driven by a number of transaction-related gains, including an $86.3 million gain on the Visa initial public offering, $37.0 million in gains from sale/leaseback of corporate real estate properties, and an $89.4 million gain on the sale of our remaining interest in Lighthouse Investment Partners. Offsetting these gains were $163.7 million in net valuation losses pertaining primarily to mark-to-market valuation adjustments on loan warehouses, trading assets and certain asset-backed securities that are classified as available for sale, net of gains on our public debt and related hedges carried at fair value. The unrealized loss on certain available for sale securities was recognized through earnings as the assets were deemed to be other-than-temporarily impaired, thus triggering an accounting recognition of the losses. Results for the first quarter of 2007 were impacted by the $32.3 million pre-tax gain recognized upon the merger of Lighthouse Partners.

Trading account profits and commissions declined $62.0 million, or 68.7%, primarily due to approximately $287.2 of market valuation losses related to investments in asset-backed securities that were acquired in late 2007 and other trading and securitization activities. These valuation losses were primarily the result of the continuing declines in home values and increasing consumer real estate delinquency levels, which affected liquidity and technical pricing in the broader market during the quarter. Contributing to the loss was a $64.1 million charge related primarily to certain asset-backed securities that were classified as available for sale and determined to be other-than-temporarily impaired. These losses were partially offset by market valuation gains of $240.1 million on changes in fair value of our public debt and related hedges. These gains were driven by the widening of our credit spreads. Investment Banking income increased $5.2 million, or 10.5%, compared to the first quarter of 2007 due to strong performances in bond originations, structured leasing and equity capital markets, offset in part by lower revenues from securitization and loan syndications, as well as lower income related to the structured asset sale in the first quarter of 2007.

As mentioned above, the increase in noninterest income was driven by a number of transaction-related gains. On January 2, 2008, we completed the sale of our remaining interest in Lighthouse Investment Partners for consideration of $155.0 million and recognized a gain of $89.4 million. In March 2008, Visa completed its IPO and upon the closing, approximately 2 million of our Class B shares were mandatorily redeemed for $86.3 million, which was recorded as a gain in noninterest income. Finally, during the first quarter of 2008, we completed a sale/leaseback transaction, consisting of 143 of our branch properties and various individual office buildings with a net book value of $62.9 million and recognized a $37.0 million gain.

Combined mortgage related income increased $88.0 million, or 329.6%, compared to the first quarter of 2007. Mortgage production related income during the first quarter of 2008 was up $94.3 million, compared to the same period in 2007. The increase was due to higher margins on current mortgage production as well as certain changes in accounting methodologies; specifically, SAB 109, which accelerated the recognition of the servicing value to the date of the interest rate lock commitment, and our second quarter of 2007 election to record at fair value certain newly-originated mortgage loans held for sale which accelerated the recognition of loan fees to the date of closing. The adoption of SAB 109 and related valuation assumptions resulted in the recognition of $18.3 million in mortgage production related income during the first quarter of 2008. Additionally, loan fees increased $38.3 million in the first quarter of 2008 due to the recognition of loan fees that were previously deferred prior to the May 2007 fair value election under SFAS No. 159 for certain newly-originated loans. This increase was offset by $52.6 million in market value declines in mortgages held for sale. Comparatively, the first quarter of 2007 included $42.2 million of income reductions recorded in conjunction with our election of fair value accounting on certain loans held for sale and certain losses related to Alt-A valuations. Mortgage servicing related income decreased $6.3 million, or 17.8%, compared to the first quarter of 2007, principally due to higher MSRs amortization that was only partially offset by higher fees resulting from an increased servicing portfolio. At March 31, 2008, total loans serviced for others were $121.1 billion compared with $101.0 billion at March 31, 2007.

Retail investment services increased $8.8 million, or 13.8%, compared to the first quarter of 2007. The increase was driven by higher annuity sales and higher recurring managed accounts fees. Service charges on deposit accounts increased $22.7 million, or 12.1%, during the first quarter of 2008 compared to the first quarter of 2007, due primarily to higher non sufficient fund fees and account analysis charges.

Trust and investment management income decreased $13.2 million, or 7.6%, compared to the first three months of 2007. The decline was primarily due to lost revenue from the sale of Lighthouse Investment Partners on January 2, 2008.

Card fees, which includes fees from credit and debit cards from consumers and businesses, increased $9.6 million, or 14.9%, from the first quarter of 2007. This increase was primarily due to higher interchange fees driven by higher transaction volumes.

Other charges and fees increased $9.0 million, or 7.7%, from the first quarter of 2007. The increase was due to higher operating lease income and insurance income. These increases were partially offset by slight decreases in letter of credit and other fees.

Noninterest Expense	Table 7

	Three Months Ended March 31		% Change[1]
(Dollars in millions) (Unaudited)	2008	2007
Employee compensation	$584.8	$552.4	5.9%
Employee benefits	130.3	146.6	(11.1)

Total personnel expense	715.1	699.0	2.3
Outside processing and software	109.2	99.7	9.5
Net occupancy expense	86.4	86.3	0.2
Marketing and customer development	55.7	45.7	21.9
Equipment expense	52.4	49.4	6.0
Operating losses over and short	30.3	10.0	201.2
Credit and collection services	27.8	23.4	19.0
Postage and delivery	23.2	23.5	(1.3)
Amortization of intangible assets	20.7	23.5	(12.0)
Communications	18.7	20.4	(8.1)
Other staff expense	16.9	25.4	(33.3)
Consulting and legal	12.2	19.2	(36.2)
Other real estate expense	12.2	0.9	NM
Net loss on extinguishment of debt	11.7	-	NM
Operating supplies	11.1	12.7	(13.0)
Regulatory assessments	4.4	5.7	(22.7)
Visa litigation	(39.1)	-	NM
Other expense	86.2	91.2	(5.5)

Total noninterest expense	$1,255.1	$1,236.0	1.5

[1]	NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased $19.1 million, or 1.5%, compared to the first quarter of 2007. Primary factors contributing to this growth included an increase in total personnel expense resulting from our election to record certain mortgage loans held for sale at fair value beginning in the second quarter of 2007, an increase in fraud losses, a net loss on the early retirement of debt in the first quarter of 2008, and an increase in other real estate expense due to increased foreclosure activity. These factors were offset by a $39.1 million reversal of a portion of the accrued liability associated with Visa litigation that we previously recorded in the fourth quarter of 2007.

Total personnel expense increased $16.1 million, or 2.3%, when compared with the first quarter of 2007; however, personnel expenses would have declined if not for a $34.5 million impact related to our election to record, at fair value, certain newly-originated mortgage loans held for sale under SFAS No. 159. Under this election, costs associated with the origination of mortgage loans held for sale are recognized as a component of compensation expense when the loan is originated. Prior to the fair value election, these costs were deferred and recognized as part of the gain/loss on sale of the loan. Offsetting this increase was a $16.3 million, or 11.1%, decrease in employee benefits due to reduced headcount. The number of employees decreased from 33,397 full-time equivalent positions at March 31, 2007 to 31,745 at March 31, 2008.

In the first quarter of 2008, we redeemed $140.4 million of our 6.50% notes due 2018 after purchasing the call option from the underwriters. In addition, investors put approximately $214 million of our 6.00% notes due 2028 back to us. These actions resulted in a net loss of $11.7 million on the early debt retirement.

Operating losses over and short increased $20.3 million, or 201.2%, primarily due to mortgage application fraud losses incurred in 2008 from customer misstatements of income and/or assets primarily on Alt-A products originated in prior periods. Other real estate expense increased $11.3 million from the first quarter of 2007 to the first quarter of 2008. This increase in expense was due to greater valuation losses on loan-related properties as a result of deteriorating home values. Credit and collection services expense increased $4.4 million, or 19.0%, compared to the first quarter of 2007. The growth in this expense was due to increased collection and loss mitigation activity.

Marketing and customer development expense increased $10.0 million, or 21.9%, driven by our marketing campaigns focused on various deposit growth initiatives, including the “My Cause” marketing initiative. Outside processing and software increased $9.5 million, or 9.5%, compared to the first quarter of 2007, due to higher processing costs associated with higher transaction volumes and higher software amortization costs.

Offsetting the increase in noninterest expense from the first quarter of 2007 to the first quarter of 2008 was the $39.1 million reversal of a portion of the $76.9 million liability we accrued in the fourth quarter of 2007 related to Visa litigation. Upon its initial public offering in the first quarter of 2008, Visa established an escrow account to fund certain litigation. We were able to recognize an economic benefit related to our proportionate share of the escrow, resulting in the reversal of a portion of the accrual.

Other staff expense decreased $8.5 million, or 33.3%, compared to the first quarter of 2007 as a result of the first quarter 2007 implementation costs associated with our E2 Efficiency and Productivity Program (“E2”). We initiated E2 in an effort to reduce overall expense growth as well as enhance how we conduct business with our customers. We anticipate the run-rate of total cost savings of approximately $600 million will be achieved during 2009 through initiatives identified in corporate real estate, supplier management, offshoring, and process/organizational reviews. During first quarter of 2008, we realized approximately $113 million in run-rate cost savings. These estimated cost savings do not include the cost of incremental investments or the benefit of non-recurring gains associated with the E2 initiatives.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. The provision for income taxes was $91.6 million for the first quarter of 2008, compared to $229.7 million for the same period of the prior year. This represents a 24.0% effective tax rate for the first quarter of 2008 compared to 30.6% for the first quarter of 2007. The decrease in the effective tax rate was primarily attributable to the lower level of earnings that were generated in the quarter and settlement of certain tax positions.

As of March 31, 2008, our cumulative unrecognized tax benefits amounted to $305.4 million, of which $219.5 million would affect our effective tax rate, if recognized, and $43.0 million would impact goodwill, if recognized. As of December 31, 2007, our cumulative unrecognized tax benefits amounted to $325.4 million. Additionally, we recognized a liability of $81.2 million and $80.0 million for interest related to our unrecognized tax benefits as of March 31, 2008 and December 31, 2007, respectively. For the three month period ended March 31, 2008, our cumulative unrecognized tax benefits decreased by $16.9 million due to settlements with taxing authorities. Interest expense related to unrecognized tax benefits was $4.3 million and $8.1 million for the three month periods ended March 31, 2008 and March 31, 2007, respectively. We continually evaluate the unrecognized tax benefits associated with our uncertain tax positions. As of March 31, 2008, we do not anticipate a significant increase or decrease in the unrecognized tax benefits over the next 12 months. We file consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. Our Federal returns through 2001 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1997 through 2001 are still in dispute. We have paid the amounts assessed by the IRS in full for tax years 1997 and 1998 and have filed refund claims with the IRS related to the disputed issues for those two years. Our 2002 through 2004 Federal income tax returns are currently under examination by the IRS. Generally, the state jurisdictions in which we file income tax returns are subject to examination for a period from three to seven years after returns are filed.

Loan Portfolio by Types of Loans	Table 8

(Dollars in millions) (Unaudited)	March 31 2008	December 31 2007	% Change
Commercial	$37,306.9	$35,929.4	3.8%
Real estate:
Home equity lines	15,134.3	14,911.6	1.5
Construction	12,980.9	13,776.7	(5.8)
Residential mortgages	33,092.4	32,779.7	1.0
Commercial real estate	12,893.7	12,609.5	2.3
Consumer:
Direct	4,192.2	3,963.9	5.8
Indirect	7,305.2	7,494.1	(2.5)
Credit card	807.6	854.1	(5.4)

Total loans	$123,713.2	$122,319.0	1.1

Loans held for sale	$6,977.3	$8,851.7	(21.2)

Loans

Total loans as of March 31, 2008 were $123.7 billion, an increase of $1.4 billion, or 1.1%, from December 31, 2007. The commercial portfolio grew $1.4 billion, or 3.8%, from December 31, 2007. We believe that our portfolio is well diversified by product, client and geography throughout our footprint. We also believe that we have relatively low exposure to credit card and other unsecured consumer loan products.

Residential mortgages were $33.1 billion, or 26.7% of the total loan portfolio, as of March 31, 2008. Residential mortgages are comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There are minimal option (negative amortizing) adjustable rate mortgages (“ARMs”) and virtually no subprime loans in the core portfolio. The core mortgage portfolio was $22.2 billion, or 18% of total loans, as of March 31, 2008 and is performing reasonably well in light of current market conditions. The core mortgage loans are roughly half prime jumbo and half prime ARMs. The core first mortgage portfolio included $12.6 billion in interest-only ARMs; however, the interest-only period is typically ten years, unlike many interest-only products in the market which have short interest-only periods with early reset dates. The weighted average combined loan to value (“LTV”) at origination of the core portfolio was 77% and they have a current weighted average FICO score of 724. Prime second lien mortgages were $4.1 billion, or 3% of total loans, as of March 31, 2008 and are comprised of insured purchase money second liens with a current weighted average FICO of 730. Home equity loans comprise $3.6 billion, or 3% of the total loan portfolio, as of March 31, 2008 and have a current weighted average FICO score of 720 and a 75% weighted average combined LTV at origination. 40% of the home equity loan balances are in a first lien position. Lot loans were $1.6 billion or approximately 1% of total loans, as of March 31, 2008 and have a current weighted average FICO score of 734. The lot loan portfolio is showing signs of stress, but it is a relatively small portfolio. Alt-A first lien loans were $1.1 billion, or approximately 1% of total loans, as of March 31, 2008. The Alt-A portfolio first lien portfolio has a weighted average FICO score of 698 and losses are mitigated by the low weighted average LTV of 77%. Alt-A second lien loans comprise $0.5 billion with a weighted average combined LTV of 97% at origination and a current weighted average FICO score of 687. Overall, the portion of the residential mortgage portfolio classified as greater than 60 days delinquent declined from the fourth quarter of 2007 to the first quarter of 2008.

The commercial real estate portfolio was $12.9 billion, or 10.4% of total loans, and the construction portfolio was $13.0 billion, or 10.5% of total loans, at March 31, 2008. The construction portfolio consists of $3.1 billion of residential construction to perm loans, $2.5 billion of residential construction loans, $3.4 billion of commercial construction loans, $2.7 billion of acquisition and development loans, and $1.3 billion of undeveloped land loans. Commercial related construction loans continue to perform well. Performance of residential construction related loans has deteriorated; however, we have been proactive in our credit monitoring and management processes to provide early warning alerts for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We have strict limits and have exposure caps on specific projects and borrowers for risk diversification. The maturity date of certain residential real estate related loans, namely construction and lot loans, has been extended as a result of market delays in completing the build-out phase of the home. These borrowers continue to perform; consequently, the loans remain on accruing status. Should the difficult housing market persist for an extended period of time, it is possible that these borrowers could experience varying degrees of financial difficulties.

The home equity line portfolio was $15.1 billion, or 12% of total loans, as of March 31, 2008 and has a current weighted average FICO score of 723 and a 74% weighted average combined LTV at origination. Third party originated home equity lines continue to perform poorly, but only 12% of the home equity lines of credit portfolio was originated by third party.

The indirect consumer portfolio was $7.3 billion, or 6% of total loans, at March 31, 2008. This portfolio primarily consists of automobile loans generated through dealerships, and has a current weighted average FICO of 699. This portfolio is experiencing a higher level of net charge-offs compared to the first quarter of 2007, but credit quality has stabilized from the fourth quarter of 2007 as repossession activity is down and used-car prices at auction have improved.

Summary of Loan and Lease Losses Experience	Table 9

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2008		2007
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,282.5		$1,044.5
Allowance associated with loans at fair value [1]	-		(4.1)
Provision for loan losses	560.0		56.4

Charge-offs
Commercial	(38.3)		(22.3)
Real estate:
Home equity lines	(98.6)		(15.9)
Construction	(23.2)		(0.6)
Residential mortgages	(109.2)		(14.3)
Commercial real estate	(0.2)		(0.3)
Consumer loans:
Direct	(10.3)		(5.9)
Indirect	(42.9)		(25.6)

Total charge-offs	(322.7)		(84.9)

Recoveries
Commercial	5.7		5.8
Real estate:
Home equity lines	2.4		1.2
Construction	0.1		0.1
Residential mortgages	1.2		1.4
Commercial real estate	0.2		-
Consumer loans:
Direct	2.4		2.5
Indirect	13.5		11.0

Total recoveries	25.5		22.0

Net charge-offs	(297.2)		(62.9)

Balance - end of period	$1,545.3		$1,033.9

Average loans	$123,263.0		$121,514.9
Quarter-end loans outstanding	123,713.2		116,912.6
Ratios:
Allowance to quarter-end loans	1.25%		0.88%
Allowance to nonperforming loans	74.7		155.5
Allowance to net charge-offs (annualized)	1.3	x	4.1	x
Net charge-offs to average loans (annualized)	0.97%		0.21%
Provision to average loans (annualized)	1.83		0.19
Recoveries to total gross charge-offs	7.9		25.9

[1]	Amount removed from the allowance for loan losses related to our election to record $4.1 billion of residential mortgages at fair value.

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $560.0 million in first quarter 2008, which was $503.6 million higher than first quarter 2007. The provision for loan losses was $262.8 million more than net charge-offs of $297.2 million for the first quarter of 2008. The increase in the ALLL was primarily driven by continued deterioration in our home equity and residential mortgage portfolios. The decline in housing prices has contributed significantly to the increase in losses and related allowance for the home equity portfolios. This deterioration has been largely confined to third party originations, loans with high LTVs, and loans originated in the Florida footprint.

Net charge-offs for the first quarter of 2008 were $297.2 million, an increase of $234.3 million from net charge-offs recorded in the first quarter of 2007. The increase was largely due to higher net charge-offs in the residential mortgage and home equity portfolios. A downturn in residential real estate prices has negatively affected the entire industry including higher credit quality products and borrowers.

We maintain an ALLL that we believe is adequate to absorb probable losses in the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluations consider prior loss experience, the risk rating distribution of the portfolios, loss forecasting, the impact of current internal and external influences on credit loss, and the levels of nonperforming loans. In addition to the review of credit quality through ongoing credit review processes, we conduct a comprehensive allowance analysis for our credit portfolios on a quarterly basis. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing all of the risk elements in order to determine the appropriate level of allowance for the inherent losses in the portfolio at the point in time being reviewed.

The allowance methodology includes a component for specifically identified and evaluated impaired loans, a component for pools of homogeneous loans with similar risk attributes, and an unallocated component related to inherent losses that are not otherwise evaluated. The qualitative factors associated with the unallocated component are subjective and require a high degree of judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, economic uncertainty, losses incurred from recent events, and lagging or incomplete data. Relevant accounting and regulatory guidance is used to identify and analyze the loan pools and larger individual loans for impairment. Numerous risk indicators are used to analyze the loan pools including current and historical credit quality results, internal credit risk ratings, industry or obligor concentrations, and external economic factors.

As of March 31, 2008, our ALLL totaled $1,545.3 million, or 1.25% of total loans, compared to $1,033.9 million, or 0.88%, of total loans as of March 31, 2007. The increase in ALLL was consistent with the increasing level of delinquencies, nonperforming loans, and charge-offs associated with deterioration in the residential real estate-related portions of the loan portfolio.

We expect the economy to soften and home values to decline further. With that in mind, we also expect reserves to increase in the future. However, after increasing the reserve ratio by a combined 34 basis points in the last two quarters, we expect that future quarterly increases will be at a slower pace.

The allowance as a percentage of total nonperforming loans decreased from 155.5% as of March 31, 2007 to 74.7% as of March 31, 2008. Management believes the key drivers were increased nonperforming loan levels, including a significant portion which have already been written down, and the increased portion of the reserve attributable to consumer-related credits which based on loan size and collateral have a lesser amount of estimated loss.

Nonperforming Assets	Table 10

(Dollars in millions) (Unaudited)	March 31 2008	December 31 2007	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$97.9	$74.5	31.5%
Real estate:
Construction	520.7	295.3	76.3
Residential mortgages	1,073.6	841.4	28.3
Home equity lines of credit	234.6	135.7	67.3
Commercial real estate	64.3	44.5	44.4
Consumer loans	46.9	39.0	20.0

Total nonaccrual loans	2,038.0	1,430.4	42.5
Restructured loans	30.8	29.9	3.1

Total nonperforming loans	2,068.8	1,460.3	41.7
Other real estate owned (“OREO”)	244.9	183.7	33.3
Other repossessed assets	6.3	11.5	(45.0)

Total nonperforming assets	$2,320.0	$1,655.5	40.1

Ratios:
Nonperforming loans to total loans	1.67%	1.19%
Nonperforming assets to total loans plus
OREO and other repossessed assets	1.87	1.35

Accruing loans past due 90 days or more	$744.0	$611.0

Nonperforming Assets

Nonperforming assets totaled $2.3 billion as of March 31, 2008, an increase of $664.5 million, or 40.1%, from December 31, 2007. Nonperforming loans increased $608.5 million, or 41.7%, from December 31, 2007 to March 31, 2008. Of this total increase, nonperforming residential mortgage loans represented $236.7 million, real estate construction loans represented $225.4 million and home equity lines of credit represented $94.4 million. Additionally, there were smaller increases in nonperforming loans associated with the commercial and commercial real estate portfolios. These increases are related to the housing correction and borrower economic downturn.

OREO as of March 31, 2008 was $244.9 million, an increase of $61.2 million, or 33.3%, from December 31, 2007. The increase was primarily due to the level of residential mortgage loans acquired through foreclosure.

Nonperforming residential real estate loans are collateralized by one-to-four family properties, and a portion of the risk is mitigated by mortgage insurance. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Beginning in 2006, we started tightening the underwriting standards applicable to many of the residential loan products offered and do not originate subprime loans or option ARMs for our balance sheet.

The total Alt-A portfolio, which consists of loans with lower documentation standards, were approximately $1.6 billion as of March 31, 2008, representing approximately 1% of total loans and approximately 5% of our total residential mortgage portfolio. Approximately $302.0 million of the Alt-A portfolio and warehoused loans were nonperforming at March 31, 2008. The Alt-A Portfolio was comprised of approximately 70% in first lien positions and 30% in second lien positions at March 31, 2008. The weighted average LTV of the first lien positions was 77%, and the current weighted average FICO score was 698. For the Alt-A second lien positions, the weighted average combined LTV was 97% and the weighted average FICO score was 687.

We had utilized third party insurance extensively on the second lien Alt-A portfolio. In the fourth quarter of 2007, it became apparent that we would eventually reach our insurance stop loss at some point in 2008. As such, we reached a settlement agreement with our insurer to expedite the claim and review process. The ALLL estimation process in the first quarter of 2008 took into consideration the insurance settlement in determining the appropriate ALLL amount.

We discontinued originating first lien Alt-A loans to hold on the balance sheet during 2006 and until mid 2007 originated a small amount for placement in the secondary market with more restrictive credit guidelines. We have now eliminated Alt-A production entirely.

The increase in construction nonaccrual loans relates primarily to residential-related construction and development and is driven by the downturn in the housing market.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended March 31, 2008 and 2007, this amounted to $5.4 million and $4.5 million, respectively. For the first three months of 2008 and 2007, estimated interest income of $41.1 million and $15.8 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

As of March 31, 2008, accruing loans past due ninety days or more increased by $133.0 million from December 31, 2007 to $744.0 million, primarily in residential mortgage and commercial real estate portfolios.

Capital Ratios	Table 11

(Dollars in millions) (Unaudited)	March 31 2008	December 31 2007
Tier 1 capital	$12,076.0	$11,424.9
Total capital	18,320.2	16,994.1
Risk-weighted assets	166,960.4	164,931.9
Risk-based ratios:
Tier 1 capital	7.23%	6.93%
Total capital	10.97	10.30
Tier 1 leverage ratio	7.22	6.90
Total shareholders’ equity to assets	10.30	10.05

CAPITAL RESOURCES

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

Both, the Holding Company and our subsidiary, SunTrust Bank (the “Bank”), are subject to a minimum Tier 1 Risk-Based Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Holding Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average assets. The minimum and well-capitalized ratios are 3% and 5%, respectively.

We are committed to remaining well capitalized and have set a Tier 1 target ratio of 7.5%. This ratio improved during the first quarter of 2008 increasing from 6.93% at December 31, 2007 to 7.23% at March 31, 2008. An anticipated Tier 1 increase of $1 billion or more from The Coca-Cola Company transactions would add roughly 70 bps to Tier 1 ratio on a pro forma basis according to the recent price range at which The Coca-Cola Company’s stock is trading. We expect to resolve the planned transactions during the second quarter of 2008. The increase in our capital ratios was primarily the result of the impact of the debt we issued during the first quarter of 2008. On March 4, 2008, we issued $685 million of trust preferred securities, which qualified as Tier 1 Capital. Also, on March 17, 2008, we issued $500 million of subordinated notes, which favorably impacted our Total Capital ratio.

We declared and paid common dividends totaling $269.0 million during the first quarter of 2008, or $0.77 per common share, on net income available to common shareholders of $283.6 million. The dividend payout ratio was 94.8% during the first quarter of 2008 versus 50.6% for the same period in 2007. The increase in the payout ratio was the result of the decline in earnings caused by an increased provision for loan losses and the impact of the net market valuation write-downs recorded in the first quarter of 2008 and an increase in the dividend rate.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes made to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes in the Enterprise Risk Management introduction presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of our clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under interest rate and foreign exchange derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of our lines of business and our capital adequacy.

We manage and monitor extensions of credit risk through initial underwriting processes and periodic reviews. We maintain underwriting standards in accordance with credit policies and procedures, and Credit Risk Management conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management periodically reviews our lines of business to monitor asset quality trends and the appropriateness of credit policies. In particular, total borrower exposure limits are established and concentration risk is monitored. We have made a major commitment to maintain and enhance comprehensive credit systems in order to be compliant with business requirements and evolving regulatory standards. As part of a continuous improvement process, our Credit Risk Management evaluates potential enhancements to our risk measurement and management tools, implementing them as appropriate along with amended credit policies and procedures.

Borrower/counterparty (obligor) risk and facility risk are evaluated using our risk rating methodology, which has been implemented in all lines of business. We use various risk models in the estimation of expected and unexpected losses. These models incorporate both internal and external default and loss experience. To the extent possible, we collect internal data to ensure the validity, reliability, and accuracy of our risk models used in default and loss estimation.

Operational Risk Management

There have been no significant changes in our operational risk management policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Market Risk from Non-Trading Activities

The sensitivity analysis included below is measured as a percentage change in net interest income due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. The net interest income profile is relatively flat with respect to instantaneous 100 bp changes in rates.

Economic Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2008	December 31, 2007

+100	(0.8%)	(1.0%)
-100	0.2%	0.3%

The March 31, 2008 net interest income sensitivity profiles include the impact from adopting SFAS No. 159. Specifically, the net interest payments from $7.6 billion of receive fixed swaps are now reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading account profits and commissions. The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to the use of fair value accounting for these interest rate swaps and related underlying debt. Hence, the above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments.

Financial Reporting Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2008	December 31, 2007

+100	0.4%	0.1%
-100	(1.0%)	(0.8%)

As of March 31, 2008, the EVE profile indicates modest changes with respect to an instantaneous 100 bp change in rates.

EVE Sensitivity

Rate Shock (Basis Points)	Estimated % Change in EVE
	March 31, 2008	December 31, 2007

+100	(1.4%)	(2.8%)
-100	0.1%	(1.2%)

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

The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Trading Activities

Beginning in 2007 and continuing into 2008, we expanded the use of trading securities as part of our overall balance sheet management strategies. The remainder of our actively traded securities, other than corporate treasury trading securities, are designed to support customer requirements through our broker-dealer subsidiary. Product offerings to customers include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities and related derivatives. Typically, we maintain a securities inventory to facilitate customer transactions. Also in the normal course of business, we assume a degree of market risk in proprietary trading, hedging, and other strategies, subject to specified limits.

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum loss from a trading position, given a specified confidence level and time horizon. VaR exposures and actual results are monitored daily for each trading portfolio. Our VaR calculation measures the potential losses in fair value using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VaR two or three times per year.

The average Undiversified VaR was $34.3 million for the quarter ending March 31, 2008 and $25.1 million for the quarter ending March 31, 2007. Trading assets net of trading liabilities averaged $8.6 billion for the quarter ending March 31, 2008 and $17.5 billion for the quarter ending March 31, 2007. The period-end Undiversified VaR was $37.6 million at March 31, 2008 and $24.6 million at March 31, 2007. Trading assets net of trading liabilities were $8.6 billion at March 31, 2008 and $19.9 billion at March 31, 2007.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We manage this risk by structuring our balance sheet prudently and by maintaining borrowing resources to fund potential cash needs. We assess liquidity needs in the form of increases in assets, maturing obligations, or deposit withdrawals, considering both operations in the normal course of business and in times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments, which could also affect our liquidity position. The Corporate ALCO measures this risk, sets policies, and reviews adherence to those policies. In addition, the Risk Committee of the Board sets liquidity limits and reviews current and forecasted positions at each regularly scheduled meeting.

Our sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. We structure our balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer based core deposits, our largest and most cost-effective source of funding, accounted for 66.6% of the funding base on average for the first quarter of 2008 compared to 64.1% for the fourth quarter of 2007. Average customer based core deposits were higher by $3.1 billion compared to the fourth quarter of 2007.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $47.9 billion as of March 31, 2008 compared to $50.4 billion as of December 31, 2007. During the first quarter of 2008, we issued $1.2 billion of long-term debt in the form of a $500 million 10-year subordinated notes and $685 million 60-year noncallable 5-year enhanced trust preferred securities. Scheduled maturities and call and put redemptions offset these issuances. Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and Fed funds purchased, totaled $28.8 billion as of March 31, 2008 compared to $28.5 billion as of December 31, 2007.

We maintain access to a diversified base of wholesale funding sources. These non-committed sources include Fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, Global Bank Note issuance and commercial paper issuance. As of March 31, 2008, we had remaining authority to issue up to an additional $32.1 billion of notes to investors under our Global Bank Note program. This program was established to expand funding and capital sources to include both domestic and international investors.

Liquidity is also available through unpledged securities in the investment portfolio and capacity to securitize loans, including single-family mortgage loans. Our credit ratings are important to optimize access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources. We manage reliance on short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

We have a contingency funding plan that stresses the liquidity needs that may arise from certain events such as agency rating downgrades, rapid loan growth, or significant deposit runoff. The plan also provides for continual monitoring of net borrowed funds dependence and available sources of liquidity. Management believes we have the funding capacity to meet the liquidity needs arising from potential events.

Liquidity for SunTrust Banks, Inc. - Parent Company only (“Parent Company”) is measured comparing sources of liquidity in unpledged securities, short-term investments and other available collateral relative to its short-term debt. As of March 31, 2008, the Parent Company had $3.0 billion in such sources compared to short-term debt of $2.6 billion. The Parent Company holds adequate cash to satisfy the Company’s working capital needs. Corporate dividends are predicated on dividends received from its banking subsidiaries. Bank dividends are regulated by Federal Reserve regulation to be no more than the current year’s income plus the last two years’ net retained earnings. The State of Georgia Department of Banking and Finance limits dividends to 50% of the prior year’s net income without their approval.

As detailed in Table 15, we had $88.8 billion in unused lines of credit at March 31, 2008 that were not recorded on our balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. We also had $13.0 billion in letters of credit as of March 31, 2008, most of which are standby letters of credit which require that we provide funding if certain future events occur. Of this, approximately $7.0 billion support variable-rate demand obligations (“VRDOs”) remarketed by us and other agents. VRDOs are municipal securities which are remarketed by the agent on a regular basis, usually weekly. In the event that the securities are unable to be remarketed, we would fund under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of March 31, 2008, we were in compliance with all covenants and provisions of these debt agreements.

As of March 31, 2008, the Company’s cumulative unrecognized tax benefits amounted to $305.4 million. Interest related to unrecognized tax benefits was $81.2 million as of March 31, 2008. These unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The unrecognized tax benefits are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Derivative hedging instrument activities are as follows:

Derivatives Hedging	Table 12

	Notional Values[1]
(Dollars in millions)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2007	$7,000	$6,088	$13,088
Additions	8,600	5,400	14,000
Maturities	(1,225)	-	(1,225)
Terminations	(500)	-	(500)
Dedesignations	-	(3,823)	(3,823)

Balance, March 31, 2007	$13,875	$7,665	$21,540

Balance, January 1, 2008	$10,200	$3,865	$14,065
Additions	1,500	-	1,500
Maturities	(300)	-	(300)
Terminations	(1,000)	-	(1,000)

Balance, March 31, 2008	$10,400	$3,865	$14,265

[1]

Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. The hedging activity for our mortgage loans held for sale is excluded from this table. With the 2007 adoption of SFAS No. 157 and SFAS No. 159, we no longer have unrealized gains and losses on fair value hedges. SFAS No. 133 hedging program was terminated for mortgage loans during 2007. As of March 31, 2007, the notional amount of mortgage derivative contracts totaled $7.7 billion.

The following table shows the derivative instruments entered into by us as an end user:

Risk Management Derivative Financial Instruments[1]	Table 13

	As of March 31, 2008[1]
(Dollars in millions) (Unaudited)	Notional Amount	Gross Unrealized Gains [4]	Gross Unrealized Losses [4]	Accumulated Other Comprehensive Income [6]	Average Maturity in Yrs
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$10,400	$585	$-	$368	4.56

Total asset hedges	$10,400	$585	$-	$368	4.56

Liability Hedges
Cash flow hedges
Interest rate swaps [3]	$3,865	$-	($96)	($60)	0.94

Total liability hedges	$3,865	$-	($96)	($60)	0.94

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [5]	$6,737	$-	$-	$46	1.69

Total terminated/dedesignated hedges	$6,737	$-	$-	$46	1.69

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

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and FHLB Advances.
[4]	Represents the change in fair value of derivative financial instruments from inception to March 31, 2008 less accrued interest receivable or payable.
[5]

Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The derivatives were designated as cash flow hedges of floating rate debt, certificates of deposit, commercial loans, and tax exempt bonds. The $46.4 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

[6]

At March 31, 2008, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $354.3 million, net of income taxes. Of this net-of-tax amount, a $307.9 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $46.4 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of March 31, 2008, $127.0 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

Risk Management Derivative Financial Instruments1, continued

	As of December 31, 2007[1]
(Dollars in millions) (Unaudited)	Notional Amount	Gross Unrealized Gains [4]	Gross Unrealized Losses [4]	Accumulated Other Comprehensive Income[6]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$10,200	$246	($1)	$152	3.07

Total asset hedges	$10,200	$246	($1)	$152	3.07

Liability Hedges
Cash flow hedges
Interest rate swaps [3]	$3,865	$3	($47)	($27)	1.45

Total liability hedges	$3,865	$3	($47)	($27)	1.45

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps and options [5]	$5,737	$-	$-	$34	1.88

Total terminated/dedesignated hedges	$5,737	$-	$-	$34	1.88

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

The following table presents the contract/notional amount and credit risk amount of all our derivative positions:

Table 14

	At March 31, 2008		At December 31, 2007
	Contract or Notional Amount		Contract or Notional Amount
(Dollars in millions) (Unaudited)	End User	For Clients	End User		For Clients
Derivatives contracts
Interest rate contracts
Swaps	$22,099	$98,286	$23,068		$89,379
Futures and forwards	22,096	42,755	24,330	[1]	23,802
Options	7,450	21,558	1,800		16,936

Total interest rate contracts	51,645	162,599	49,198		130,117
Interest rate lock commitments	4,426	-	4,993		-
Equity contracts	-	11,273	-		10,293
Foreign exchange contracts	2,413	6,253	2,293		4,763
Other derivative contracts	1,077	1,082	1,101		77

Total derivatives contracts	$59,561	$181,207	57,585		$145,250

Credit-related arrangements
Commitments to extend credit	$84,364		$83,165
Standby letters of credit and similar arrangements	12,969		12,703

Total credit-related arrangements	$97,333		$95,868

[1]	The notional amount of futures and forwards has been updated from the amount included in our Annual Report on Form 10-K to reflect the impact of netting certain offsetting futures positions.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have not historically hedged MSRs, but instead, we have employed a balanced business strategy using the natural counter-cyclicality of servicing and production. However, current conditions in the mortgage market have increased the downside risk to the value of our MSRs and reduced the effectiveness of the balanced business strategy as the fair value of MSRs have been more adversely affected by increased discount rates and other factors and less by changes in prepayment rates. As a result, we recognized $1.9 million of impairment losses during the quarter ended March 31, 2008 and began economically hedging our MSRs portfolio to a certain degree during the first quarter of 2008. Specifically, we purchased several option contracts on interest rate swaps (“swaptions”). These derivative instruments provide for potential gains to offset impairment losses in certain downward rate environments while losses in an upward rate environment are limited to the option premium paid. The total notional amount of swaption contracts outstanding at March 31, 2008 was $900 million.

In addition to MSRs impairment, other impairment charges could occur if deteriorating conditions in the market persist, including, but not limited to, goodwill and other intangibles impairment charges and increased charges with respect to other real estate owned.

Unfunded Lending Commitments	Table 15

(Dollars in millions) (Unaudited)	March 31 2008	December 31 2007
Unused lines of credit
Commercial	$38,385.4	$38,959.1
Mortgage commitments[1]	14,916.2	12,859.5
Home equity lines	20,442.2	20,424.9
Commercial real estate	5,448.7	6,228.2
Commercial paper conduit	7,758.9	7,877.5
Credit card	1,838.5	1,808.5

Total unused lines of credit	$88,789.9	$88,157.7

Letters of credit
Financial standby	$12,553.4	$12,287.5
Performance standby	269.9	283.1
Commercial	145.8	132.3

Total letters of credit	$12,969.1	$12,702.9

[1]	Includes $4.4 billion and $5.0 billion in IRLCs accounted for as derivatives as of March 31, 2008 and December 31, 2007, respectively.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. In the first quarter of 2008, we issued $685 million of trust preferred securities maturing in 2068. We also issued $500 million of subordinated notes maturing in 2018. There were no other significant updates to our contractual commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

BUSINESS SEGMENTS

We have four business segments: Retail and Commercial Banking, Wholesale Banking, Wealth and Investment Management, and Mortgage with the remainder in Corporate Other and Treasury. We previously had five business segments (Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management and Mortgage) with the remainder in Corporate Other and Treasury. Beginning in 2008, the segment reporting structure was adjusted in the following ways:

1.	The Retail and Commercial segments were combined.

2.	Corporate and Investment Banking was renamed Wholesale Banking.

3.	Commercial Real Estate (primarily Real Estate Finance Group and Affordable Housing) were transferred from Commercial to Wholesale Banking.

4.	Trustee Management was transferred from Commercial to Corporate Other and Treasury.

5.	Transplatinum, which handles Fleet One fuel cards, was transferred from Commercial to Corporate Other and Treasury.

6.

Certain Middle Market clients and relationship managers were transferred from Commercial to Wholesale Banking. Because this included the movement of individual clients and relationship managers, balance, income, and expense from prior periods remained in the Retail and Commercial Banking segment.

In this section, we discuss the performance and financial results of our business segments. For more financial details on business segment disclosures, see Note 14, “Business Segment Reporting” to the Consolidated Financial Statements.

Retail and Commercial Banking

Retail and Commercial serves consumers, businesses with up to $100 million in annual revenue, government/not-for-profit enterprises, and provides services for the clients of other segments. Financial products and services offered to consumers include loans, deposits, and other fee-based services through an extensive network of traditional and in-store branches, ATMs, the Internet (www.suntrust.com) and the telephone (1-800-SUNTRUST). Financial products and services offered to business clients include commercial lending, financial risk management, insurance premium financing, and treasury and payment solutions including commercial card services. In addition to serving the retail market, Retail and Commercial serves as an entry point for other lines of business. When client needs change and expand, Retail and Commercial refers clients to our Wealth and Investment Management, Wholesale Banking, and Mortgage lines of business.

Wholesale Banking

Wholesale Banking’s primary businesses include Middle Market which serves commercial clients with $100 million to $750 million in annual revenue, Corporate Banking which serves clients with greater than $750 million in annual revenue, Commercial Real Estate which serves commercial and residential developers and investors, and SunTrust Robinson Humphrey. Corporate Banking is focused on selected industry sectors: consumer and retail, financial services and technology, energy, healthcare, and diversified while Middle Market is more geographically focused. Through SunTrust Robinson-Humphrey, Wholesale Banking offers a full range of capital markets services to its clients, including strategic advice, capital raising and financial risk management. These capital markets services are also provided to Commercial and Wealth and Investment Management clients. In addition, Wholesale Banking offers traditional lending, leasing and treasury management services to its clients and also refers clients to Wealth and Investment Management. Commercial Real Estate also offers specialized investments delivered through the SunTrust Community Development Corporation.

Mortgage

Mortgage offers residential mortgage products nationally through our retail, broker, and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in our residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and our captive reinsurance subsidiary (Twin Rivers Insurance Company).

Wealth and Investment Management

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices, and Institutional Investment Management.

The PWM group offers professional investment management and trust services to clients seeking active management of their financial resources. In addition, the Private Banking group is included in PWM, which enables the group to offer a full array of loan and deposit products to clients. PWM also includes SunTrust Investment Services which operates across our footprint and offers discount/online and full service brokerage services to individual clients. In addition, GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations.

Institutional Investment Management is comprised of RidgeWorth, retirement services, endowment and foundation services, as well as institutional asset services (including corporate agency). RidgeWorth is an investment advisor registered with the Securities and Exchange Commission which serves as investment manager for the RidgeWorth Funds (formerly STI Classic Funds) and individual clients. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques thereby offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix Investment Advisors, Silvant Capital Management, StableRiver Capital Management, and Zevenbergen Capital Investments. Retirement Services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and Foundation Services provides bundled administrative and investment solutions (including planned giving, charitable trustee, and foundation grant administration services) for non-profit organizations. Institutional Asset Services (“IAS”) provides custody, master custody, and various administrative services for both non-profit and for-profit organizations. These organizations include colleges and universities, hospitals, foundations, endowments, insurance companies and government entities. Corporate Agency Services, a specialized group within IAS, targets corporations, governmental entities and attorneys requiring escrow services.

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. The majority of the support, operational, and overhead costs associated with the Corporate Other and Treasury have been allocated to the functional segments with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group, the Corporate Real Estate group, which manages our facilities; Marketing, which handles advertising, product management, customer information functions, and internet banking; BankCard, which handles credit card issuance and merchant discount relationships; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking functions; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, planning, tax, and treasury. Other functions included in Corporate Other and Treasury are corporate risk management, legal and compliance, branch operations, corporate strategies, procurement, and the executive management group. Finally, Corporate Other and Treasury also includes Transplatinum, which primarily offers fuel cards services, and Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

—

Net interest income – All net interest income is presented on a fully taxable-equivalent basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched maturity funds mismatch is generally attributable to the corporate balance sheet management strategies.

—	Provision for loan losses - Represents net charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

—

Provision for income taxes - Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the fully taxable-equivalent gross up on tax-exempt assets, tax adjustments, and credits that are unique to each business segment. The difference between the calculated provision for income taxes at the segment level and the consolidated provision for income taxes is reported in Reconciling Items.

We continue to augment our internal management reporting methodologies. Currently, the segment’s financial performance is comprised of direct financial results as well as various allocations that for internal management reporting purposes provide an enhanced view of analyzing the segment’s financial performance. The internal allocations include the following:

—

Operational Costs – Expenses are charged to the segments based on various statistical volumes multiplied by activity based cost rates. As a result of the activity based costing process, planned residual expenses are also allocated to the segments. The recoveries for the majority of these costs are in the Corporate Other and Treasury segment.

—

Support and Overhead Costs – Expenses not directly attributable to a specific segment are allocated based on various drivers (e.g., number of full-time equivalent employees and volume of loans and deposits). The recoveries for these allocations are in Corporate Other and Treasury.

—

Sales and Referral Credits – Segments may compensate another segment for referring or selling certain products. The majority of the revenue resides in the segment where the product is ultimately managed.

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. We will reflect these changes in the current period and will update historical results.

The following analysis details the operating results for each line of business for the three months ended March 31, 2008 and 2007. Prior periods have been restated to conform to the current period’s presentation.

Net Income	Table 16

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2008	2007
Retail and Commercial Banking	$96,702	$203,967
Wholesale Banking	86,244	92,541
Mortgage	(31,355)	6,895
Wealth and Investment Management	104,236	68,065
Corporate Other and Treasury	102,048	53,835
Reconciling Items	(67,320)	95,993

Average Loans and Deposits	Table 17

	Three Months Ended March 31
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Retail and Commercial Banking	$49,894,256	$50,859,629	$80,782,944	$81,084,211
Wholesale Banking	32,617,953	29,506,266	8,473,592	4,729,069
Mortgage	31,996,829	32,380,987	2,070,297	1,792,004
Wealth and Investment Management	7,890,128	8,196,226	9,794,424	9,784,131
Corporate Other and Treasury	883,330	617,602	15,607,757	27,227,206

Retail and Commercial Banking

Three Months Ended March 31, 2008 vs. 2007

Retail and Commercial Banking net income for the first quarter of 2008 was $96.7 million, a decrease of $107.3 million, or 52.6%, compared to the first quarter of 2007. This decrease was primarily the result of higher provision expense due to home equity related net charge-offs, lower net interest income driven by a continued shift in deposit mix and decreased spreads, partially offset by higher noninterest income driven by an increase in service charges on deposits.

Net interest income decreased $81.0 million, or 11.4%, mainly driven by the continued shift in deposit mix and decreased spreads as deposit competition and the interest rate environment encouraged customers to migrate into higher yielding interest-bearing deposits. Average loan balances declined $1.0 billion, or 1.9%, with the movement of Middle Market clients to the Wholesale Banking segment decreasing loans by approximately $2.0 billion. Remaining loan growth was driven by commercial loans and equity lines.

Provision for loan losses increased $129.1 million over the same period in 2007. The provision increase was most pronounced in home equity lines and loans reflecting the negative impact from the current deterioration in certain segments of the consumer portfolio, primarily related to the residential real estate market.

Total noninterest income increased $25.7 million, or 8.8%, from the first quarter of 2007. This increase was driven primarily by an $18.9 million, or 11.4%, increase in service charges on deposits related to both consumer and business accounts.

Total noninterest expense declined $13.2 million, or 2.1%, from the first quarter of 2007 with the transfer of the Middle Market business to Wholesale Banking being responsible for $5.5 million of the decline. The remainder of the decline reflects the continuing impact of expense savings initiatives, offset primarily by investments in the branch distribution network.

Wholesale Banking

Three Months Ended March 31, 2008 vs. 2007

Wholesale Banking reported net income of $86.2 million for the first quarter of 2008, a decrease of $6.3 million, or 6.8%, compared to the first quarter of 2007. An increase in net income due to the movement of Middle Market clients into Wholesale Banking was offset by lower net interest income and higher provision for loan losses.

Net interest income decreased $5.7 million, or 4.0%. Average loan balances increased $3.1 billion, or 10.5%, while the corresponding net interest income increased to a lesser degree due to a decline in the higher spread residential builder portfolio and increased levels of real estate related nonaccrual loans. The increase in average loan balances includes an approximate $2.0 billion impact from the migration of Middle Market balances to Wholesale Banking. The remainder of Wholesale Banking’s loan growth of approximately $1.2 billion, or 4.0%, was despite a $1.9 billion structured asset sale of corporate loans in the first quarter of 2007. The additional loan growth was driven by corporate banking, partially offset by declining loan balances in the residential builder portfolio. Total average deposits were up $3.7 billion, or 79.2%; however, deposit-related net interest income decreased $3.2 million. Higher cost corporate money market balances increased $3.1 billion while the resulting net interest income increased $1.8 million. Interest income from demand deposits was down $4.6 million due to slightly lower balances and the impact of the lower rate environment to the value of these deposits.

Provision for loan losses was $12.3 million, an increase of $9.5 million from the same period in 2007, driven primarily by higher residential builder related net charge-offs.

Total noninterest income increased $4.8 million, or 2.8%. The migration of Middle Market clients into Wholesale Banking accounted for $4.4 million of the growth while the remaining Wholesale Banking increased $0.4 million, or 0.2%. Solid performances in fixed income sales and trading, derivatives, bond originations, structured leasing, and equity capital markets were offset, in part, by lower revenues from securitization and loan syndications, as well as lower income related to the structured asset sale in the first quarter of 2007.

Total noninterest expense increased $8.9 million, or 4.7%. Expense associated with Middle Market relationship management accounted for $5.5 million, or over 60% of the noninterest expense increase. The remaining $3.4 million was driven by higher incentive-based compensation expenses primarily related to increased fixed income and equity sales and trading revenue, increased Affordable Housing related expenses, and higher outside processing costs.

Mortgage

Three Months Ended March 31, 2008 vs. 2007

Mortgage reported a net loss of $31.4 million for the first quarter of 2008, a decrease in income of $38.3 million compared to the first quarter of 2007. The decrease resulted from higher credit-related costs that were partially offset by higher noninterest income.

Net interest income for the first quarter increased $0.9 million, or 0.7%, due to higher income from mortgage loans held for sale, mortgage backed securities and deposits offset by lower income on loans held for investment and increased funding cost of nonearning assets. Total average loans, principally residential mortgage and residential construction loans, decreased $0.4 billion, or 1.2%. The decline in average loans was partially due to our balance sheet management strategies that included the transfer of $4.1 billion of portfolio loans to loans held for sale at the end of first quarter 2007. The effect of the transfer has been substantially offset by new loan originations. Lower loan portfolio balances, declining spreads, and increased nonaccrual loans resulted in lower loan-related net interest income of $15.4 million. Average nonearning assets increased $0.7 billion over the first quarter of 2007. Funding of these assets lowered net interest income by $6.7 million. Average loans held for sale declined $4.3 billion, or 43.4%. However, higher spreads increased net interest income by $14.6 million. Additionally, average investment securities, which were up $3.6 billion, contributed $8.7 million to net interest income, and deposits, which were up $0.3 billion, contributed $1.2 million to net interest income.

Provision for loan losses increased $88.0 million, driven by higher residential mortgage and residential construction charge-offs.

Total noninterest income increased $93.6 million. This increase was driven by the adoption of new accounting standards, which impacted the timing of recognizing origination fees and servicing value and improved secondary marketing margins. The increases were partially offset by valuation adjustments on loans held for sale and lower servicing income. Loan production of $11.7 billion was down $3.1 billion, or 20.9%; however, mortgage production income was up $104.4 million. In 2007, income was reduced by $42.2 million resulting from the adoption of SFAS No. 157. Additionally, loan fees increased $38.3 million in the first quarter of 2008 due to the recognition of loan fees that were previously deferred prior to the May 2007 fair value election under SFAS No. 159 for certain newly-originated loans. Newly adopted accounting guidance related to the recognition of loan servicing value at the time of interest rate lock commitment and other valuation adjustments in the first quarter of 2008 contributed $18.3 million to production income during the quarter. Servicing income declined $6.0 million, principally due to higher MSRs amortization that was only partially offset by higher fees resulting from an increased servicing portfolio. Total loans serviced at March 31, 2008 were $155.5 billion, up 12.1% from March 31, 2007. Noninterest income was also impacted by $8.6 million of net securities losses related to market value impairment on asset-backed securities deemed to be other-than-temporarily impaired.

Total noninterest expense increased $67.9 million, or 44.6%. Drivers of the increase were higher loan origination costs, higher operating losses and increased credit costs related to collections and other real estate. Loan origination expense was up $34.5 million due to recognition of loan origination costs on certain newly originated mortgage loans that were previously deferred. Operating losses recorded in the first quarter of 2008 were higher due to loan application fraud from customer misstatements of income or assets primarily on Alt-A products originated in prior periods.

Wealth and Investment Management

Three Months Ended March 31, 2008 vs. 2007

Wealth and Investment Management’s net income for the first quarter of 2008 was $104.2 million, an increase of $36.2 million, or 53.1%, compared to the first quarter of 2007. The increase was driven by approximately $33 million of incremental net income generated by the sale of our investment in Lighthouse Partners. In the first quarter of 2007, our investment in Lighthouse Partners generated $22.4 million of net income, which included a $20.1 million after-tax gain resulting from the gain on sale upon merger of Lighthouse Partners into Lighthouse Investment Partners, the entity that was serving as the sub-advisor to the Lighthouse funds. This transaction resulted in us maintaining a 24.9% minority interest in the combined entity. In the first quarter 2008, we recorded a $55.4 million after tax gain on the merger of Lighthouse Investment Partners with HFA Holdings, an Australian fund manager, in exchange for our 24.9% minority interest in the firm. Additional increases in net income primarily resulted from lower noninterest expense and higher retail investment and trust income, offset by lower net interest income primarily from deposits.

Net interest income decreased $10.2 million, or 11.3%, primarily due to a continued shift in deposit mix to higher cost deposits. Average deposits were practically unchanged as declines in demand deposit and certain money market accounts were offset by increases in higher-cost NOW accounts and time deposits. This shift in deposit mix coupled with compressed spreads due to increased competition for deposits resulted in a $7.9 million decrease in net interest income. Average loans decreased $306.1 million, or 3.7%, reducing net interest income $0.4 million. The decline in average loans was driven by lower consumer and commercial real estate balances.

Provision for loan losses increased $4.1 million primarily due to higher home equity, personal credit line and consumer mortgage net charge-offs.

Total noninterest income increased $45.7 million, or 16.0%, compared to the first quarter of 2007 driven by $39.0 million of incremental revenue from the sale of our Lighthouse Partners investment. Retail investment income increased $7.7 million, or 12.4%, due to strong annuity sales and higher recurring managed account fees. Trust income, excluding Lighthouse Partners, increased $4.3 million, or 2.7%. As of March 31, 2008, assets under management were approximately $140.4 billion compared to $137.2 billion as of March 31, 2007. Assets under management include individually managed assets, the Ridgeworth Funds, institutional assets managed by Ridgeworth Capital Management, and participant-directed retirement accounts as of March 31, 2008. Our total assets under advisement were approximately $248.3 billion, which includes $140.4 billion in assets under management, $63.9 billion in non-managed trust assets, $39.3 billion in retail brokerage assets, and $4.7 billion in non-managed corporate trust assets.

Total noninterest expense decreased $25.4 million, or 9.5%, driven by lower salaries, discretionary expense, and allocated overhead and operations costs, as well as lower structural expense resulting from the sale of Lighthouse Partners.

Corporate Other and Treasury

Three Months Ended March 31, 2008 vs. 2007

Corporate Other and Treasury’s net income for the first quarter of 2008 was $102.0 million, an increase of $48.2 million, or 89.6%, compared to the first quarter of 2007 mainly due to an increase in net interest income due to favorable net gains on hedges, an increase in noninterest income due to a gain on the Visa initial public offering, gains from the sale/leaseback of corporate real estate properties, and a decrease in noninterest expenses due to the reversal of a portion of the accrued liability associated with the Visa litigation. This was partly offset by an increase in security losses compared to last year.

Net interest income in the first quarter of 2008 increased $43.3 million over the same period in 2007 mainly due to interest rate hedging activities and an increase in net interest income due to balance sheet management strategies executed in the second quarter of last year. These strategies improved the yield on the securities portfolio and delevered the balance sheet, thereby reducing reliance on higher cost wholesale funding. Total average assets decreased $7.1 billion, or 24.1%, mainly due to the reduction in size of the investment portfolio. Total average deposits decreased $11.6 billion, or 42.7%, mainly due to a decrease in brokered and foreign deposits, as we reduced our reliance on wholesale funding sources.

Provision for loan losses increased $3.3 million.

Total noninterest income increased $11.1 million, or 11.4%, in the first quarter of 2008 compared to the same period in 2007. In the first quarter of 2008, we recognized approximately $240 million of valuation gains recorded on our publicly traded debt and related hedges carried at fair value. We also realized an $86.3 million gain from the Visa initial public offering and $37.0 million gain from the sale/leaseback of real estate properties. These gains were offset by securities gains/losses in the first quarter of 2008 which included $55.6 million in market value impairment related primarily to certain asset-backed securities that were classified as available for sale and estimated to be other-than-temporarily impaired, triggering accounting recognition of the unrealized loss in current period earnings. There were also an additional $239.6 million in trading losses in the first quarter of 2008 versus a $74.5 million gain in the first quarter of 2007. These mark-downs reflect the lack of liquidity in the market for these securities and deterioration in the credit quality of some of the underlying assets.

Total noninterest expense decreased $16.8 million compared to the first quarter of 2007. The decrease in expenses was mainly due to a $39.1 million reversal of a portion of the accrued liability associated with the Visa litigation. This decrease was partially offset by the recognition of $11.7 million of net cost related to the early retirement of debt and an increase of $9.8 million in advertising cost related to the “My Cause” advertisement campaign.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

No material changes.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2008:

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	1,952	$60.68	-	30,000,000	-	-	-	-
February 1-29	12,357	63.49	-	30,000,000	-	-	-	-
March 1-31	2,255	57.74	-	30,000,000	-	-	-	-

Total first quarter 2008	16,564	$62.38	-		-	-	-	-

[1]

On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

[2]

This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the three months ended March 31, 2008, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 1,952 shares in January 2008 at an average price per share of $60.68; 12,357 shares in February 2008 at an average price per share of $63.49; and 2,255 shares in March 2008 at an average price per share of $57.74.

[3]

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

3.1

Amended and Restated Articles of Incorporation of the Registrant, effective November 14, 1989, as amended effective as of April 24, 1998, April 18, 2000, September 6, 2006, October 23, 2006, and April 17, 2007, incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed March 26, 1999 (File No. 001-08918), Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 15, 2000 (File No. 001-08918), Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 12, 2006, Exhibit 3.1 to the Registrant’s Form 8-A filed October 24, 2006, and Exhibit 3.1 to the Registrant’s Form 8-K filed April 17, 2007.

*

3.2	Bylaws of the Registrant, as amended and restated on November 13, 2007, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 14, 2007.	*

4.1

Form of Second Amended and Restated Declaration of Trust, among SunTrust Banks, Inc. as Sponsor, U.S. Bank National Association as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee and the Administrative Trustees, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed March 3, 2008.

*

4.2	Form of Guarantee Agreement, between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-A filed March 3, 2008.	*

4.3

Form of Third Supplemental Indenture to the Junior Subordinated Notes Indenture between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-A filed March 3, 2008.

*

4.4	Form of certificate representing the 7.875% Trust Preferred Securities (included in Exhibit 4.1).	*

4.5	Form of 7.875% Junior Subordinated Note (included in Exhibit 4.3).	*

31.1	Certification of Chairman of the Board, Chief Executive Officer, and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board, Chief Executive Officer, and President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

*	incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of May, 2008.

SunTrust Banks, Inc.
(Registrant)

/s/Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)