Form 10-Q
period 2008-06-30
SUNTRUST BANKS INC
filed 2008-08-07
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Yes    ☐                    No    ☒

At July 31, 2008, 353,689,012 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

Tables of Contents

PART I FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year 2008.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share data) (Unaudited)	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$1,715,410	$1,977,571	$3,570,056	$3,970,788
Interest and fees on loans held for sale	72,491	200,403	171,500	374,131
Interest and dividends on securities available for sale
Taxable interest	156,614	137,324	309,517	214,703
Tax-exempt interest	11,240	10,701	22,543	21,433
Dividends[1]	29,337	30,388	63,262	61,664
Interest on funds sold and securities purchased under agreements to resell	6,734	13,235	15,681	26,124
Interest on deposits in other banks	201	345	448	750
Trading account interest	74,338	173,903	171,690	402,334

Total interest income	2,066,365	2,543,870	4,324,697	5,071,927

Interest Expense
Interest on deposits	579,829	931,241	1,327,649	1,887,134
Interest on funds purchased and securities sold under agreements to repurchase	35,378	126,614	92,327	267,346
Interest on trading liabilities	6,583	4,369	12,633	8,656
Interest on other short-term borrowings	13,088	28,289	35,864	50,019
Interest on long-term debt	274,771	258,073	559,641	498,929

Total interest expense	909,649	1,348,586	2,028,114	2,712,084

Net interest income	1,156,716	1,195,284	2,296,583	2,359,843
Provision for loan losses	448,027	104,680	1,008,049	161,121

Net interest income after provision for loan losses	708,689	1,090,604	1,288,534	2,198,722

Noninterest Income
Service charges on deposit accounts	230,296	196,844	442,135	385,879
Trust and investment management income	157,319	164,620	318,421	338,938
Retail investment services	73,764	71,785	146,064	135,328
Other charges and fees	129,581	118,358	256,812	236,495
Card fees	78,566	68,580	152,327	132,775
Investment banking income	60,987	61,999	116,407	112,156
Trading account profits/(losses) and commissions	(49,306)	16,437	(21,088)	106,638
Mortgage servicing related income	32,548	45,527	61,646	80,930
Mortgage production related income	63,508	64,322	149,057	55,667
Net gain on sale/leaseback of premises	-	-	37,039	-
Net gain on sale or merger of Lighthouse interests	-	-	89,390	32,340
Gain on Visa IPO	-	-	86,305	-
Net gain on sale of First Mercantile	29,648	-	29,648	-
Other noninterest income	56,312	109,738	117,148	179,950
Net securities gains	549,787	236,412	489,201	236,432

Total noninterest income	1,413,010	1,154,622	2,470,512	2,033,528

Noninterest Expense
Employee compensation	607,558	608,834	1,192,348	1,161,203
Employee benefits	104,399	101,779	234,692	248,410
Outside processing and software	107,205	100,730	216,370	200,406
Net occupancy expense	85,483	84,650	171,924	170,907
Equipment expense	50,991	53,823	103,386	103,232
Marketing and customer development	47,203	43,326	102,906	89,031
Amortization/impairment of intangible assets	64,735	24,904	85,450	48,446
Visa litigation	-	-	(39,124)	-
Net loss on extinguishment of debt	-	-	11,723	-
Other noninterest expense	310,959	233,148	554,002	465,556

Total noninterest expense	1,378,533	1,251,194	2,633,677	2,487,191

Income before provision for income taxes	743,166	994,032	1,125,369	1,745,059
Provision for income taxes	202,804	312,601	294,452	542,332

Net income	540,362	681,431	830,917	1,202,727
Preferred stock dividends	5,112	7,519	12,089	14,882

Net Income Available to Common Shareholders	$535,250	$673,912	$818,828	$1,187,845

Net income per average common share
Diluted	$1.53	$1.89	$2.35	$3.33
Basic	1.53	1.91	2.36	3.37
Dividends declared per common share	0.77	0.73	1.54	1.46
Average common shares—diluted	349,783	356,008	348,927	356,608
Average common shares—basic	348,714	351,987	347,647	352,713
[1] Includes dividends on common stock of The Coca-Cola Company	$16,560	$14,852	$33,120	$31,234

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	June 30 2008	December 31 2007
Assets
Cash and due from banks	$3,564,824	$4,270,917
Interest-bearing deposits in other banks	22,566	24,355
Funds sold and securities purchased under agreements to resell	1,920,276	1,347,329

Cash and cash equivalents	5,507,666	5,642,601
Trading assets	10,147,021	10,518,379
Securities available for sale[1]	15,118,073	16,264,107
Loans held for sale (loans at fair value: $3,743,620 as of June 30, 2008; $6,325,160 as of December 31, 2007)	5,260,892	8,851,695
Loans (loans at fair value: $352,344 as of June 30, 2008; $220,784 as of December 31, 2007)	125,824,804	122,318,994
Allowance for loan and lease losses	(1,829,400)	(1,282,504)

Net loans	123,995,404	121,036,490
Premises and equipment	1,533,579	1,595,691
Goodwill	7,056,015	6,921,493
Other intangible assets	1,442,056	1,362,995
Customers’ acceptance liability	24,133	22,418
Other real estate owned	334,519	183,753
Other assets	6,813,369	7,174,311

Total assets	$177,232,727	$179,573,933

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$22,184,774	$21,083,234
Interest-bearing consumer and commercial deposits	80,248,771	80,786,791

Total consumer and commercial deposits	102,433,545	101,870,025
Brokered deposits (CDs at fair value: $366,521 as of June 30, 2008; $234,345 as of December 31, 2007)	12,607,183	11,715,024
Foreign deposits	4,538,435	4,257,601

Total deposits	119,579,163	117,842,650
Funds purchased	3,063,696	3,431,185
Securities sold under agreements to repurchase	5,156,986	5,748,277
Other short-term borrowings	2,682,808	3,021,358
Long-term debt (debt at fair value: $7,078,574 as of June 30, 2008; $7,446,980 as of December 31, 2007)	21,327,576	22,956,508
Acceptances outstanding	24,133	22,418
Trading liabilities	2,430,521	2,160,385
Other liabilities	5,060,692	6,338,634

Total liabilities	159,325,575	161,521,415

Preferred stock, no par value (liquidation preference of $100,000 per share)	500,000	500,000
Common stock, $1.00 par value	372,799	370,578
Additional paid in capital	6,799,935	6,707,293
Retained earnings	10,924,650	10,646,640
Treasury stock, at cost, and other	(1,612,167)	(1,779,142)
Accumulated other comprehensive income, net of tax	921,935	1,607,149

Total shareholders’ equity	17,907,152	18,052,518

Total liabilities and shareholders’ equity	$177,232,727	$179,573,933

Common shares outstanding	353,542,105	348,411,163
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	5,000
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	19,257,264	22,167,235

[1] Includes net unrealized gains on securities available for sale	$1,655,504	$2,724,643

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Other Comprehensive Income	Total
Balance, January 1, 2007	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606
Net income	-	-	-	-	1,202,727	-	-	1,202,727
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(75,256)	(75,256)
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(191,381)	(191,381)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	34,495	34,495

Total comprehensive income								970,585
Common stock dividends, $1.46 per share	-	-	-	-	(518,929)	-	-	(518,929)
Preferred stock dividends, $2,976 per share	-	-	-	-	(14,882)	-	-	(14,882)
Exercise of stock options and stock compensation element expense	-	2,227	-	(4,103)	-	166,146	-	162,043
Acquisition of treasury stock	-	(9,296)	-	(47,163)	-	(806,223)	-	(853,386)
Performance and restricted stock activity	-	780	-	9,189	(2,496)	(8,953)	-	(2,260)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	15,971	-	15,971
Issuance of stock for employee benefit plans	-	433	-	4,205	-	32,468	-	36,673
Adoption of SFAS No. 159	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of SFAS No. 157	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of FIN 48	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of FSP FAS 13-2	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other activity	-	6	-	63	(459)	411	-	15

Balance, June 30, 2007	$500,000	349,053	$370,578	$6,589,387	$10,739,449	($1,751,449)	$920,888	$17,368,853

Balance, January 1, 2008	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,779,142)	$1,607,149	$18,052,518
Net income	-	-	-	-	830,917	-	-	830,917
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(43,277)	(43,277)
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(649,700)	(649,700)
Change in accumulated other comprehensive income related to employee benefit plans	-	-	-	-	-	-	7,763	7,763

Total comprehensive income								145,703
Issuance of common stock for GB&T acquisition	-	2,221	2,221	152,292	-	-	-	154,513
Common stock dividends, $1.54 per share	-	-	-	-	(540,818)	-	-	(540,818)
Preferred stock dividends, $2,418 per share	-	-	-	-	(12,089)	-	-	(12,089)
Exercise of stock options and stock compensation element expense	-	349	-	748	-	28,178	-	28,926
Performance and restricted stock activity	-	1,680	-	(38,972)	-	38,910	-	(62)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	29,544	-	29,544
Issuance of stock for employee benefit plans	-	881	-	(21,928)	-	70,304	-	48,376
Other activity	-	-	-	502	-	39	-	541

Balance, June 30, 2008	$500,000	353,542	$372,799	$6,799,935	$10,924,650	($1,612,167)	$921,935	$17,907,152

1	Balance at June 30, 2008 includes $1,450,112 for treasury stock and $162,055 for compensation element of restricted stock.

Balance at June 30, 2007 includes $1,638,106 for treasury stock and $113,343 for compensation element of restricted stock.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in thousands) (unaudited)	2008	2007
Cash Flows from Operating Activities:
Net income	$830,917	$1,202,727
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale or merger of Lighthouse interests	(89,390)	(32,340)
Net gain on sale of First Mercantile	(29,648)	-
Visa litigation expense reversal	(39,124)	-
Depreciation, amortization and accretion	469,403	396,336
Loss/(gain) on sale of mortgage servicing rights	2,113	(11,650)
Origination of mortgage servicing rights	(298,278)	(335,096)
Provisions for loan losses and foreclosed property	1,037,958	166,149
Amortization of compensation element of performance and restricted stock	29,544	15,971
Stock option compensation	10,707	12,220
Excess tax benefits from stock-based compensation	(782)	(10,238)
Net loss on extinguishment of debt	11,723	-
Net securities gains	(489,201)	(236,432)
Net gain on sale/leaseback of premises	(37,039)	-
Net loss/(gain) on sale of assets	4,650	(22,413)
Originated and purchased loans held for sale net of principal collected	(18,795,579)	(29,644,677)
Sales and securitizations of loans held for sale	21,658,524	30,122,885
Net increase in other assets	(868,122)	(1,513,218)
Net (decrease) increase in other liabilities	(702,982)	246,960

Net cash provided by operating activities	2,705,394	357,184

Cash Flows from Investing Activities:
Seix contingent consideration payout	-	(42,287)
Acquisition of Inlign Investments	(1,540)	-
Cash equivalents acquired in acquisition of GB&T	93,621	-
Proceeds from sale of Lighthouse interests	155,000	-
Proceeds from the sale of First Mercantile	59,115	-
Proceeds from maturities, calls and repayments of securities available for sale	794,509	524,472
Proceeds from sales of securities available for sale	1,638,126	983,546
Purchases of securities available for sale	(1,715,803)	(6,270,734)
Proceeds from maturities, calls and repayments of trading securities	1,557,137	3,501,450
Proceeds from sales of trading securities	1,575,369	15,116,736
Purchases of trading securities	(1,583,855)	(11,922,354)
Loan originations net of principal collected	(2,922,672)	(3,827,841)
Proceeds from sale of loans	638,911	4,956,475
Proceeds from sale of mortgage servicing rights	39,063	127,306
Capital expenditures	(81,863)	(63,778)
Proceeds from the sale/leaseback of premises	245,276	-
Proceeds from the sale of other assets	128,902	42,675

Net cash provided by investing activities	619,296	3,125,666

Cash Flows from Financing Activities:
Net decrease in consumer and commercial deposits	(884,489)	(1,950,918)
Net increase in foreign and brokered deposits	1,174,143	822,989
Net decrease in funds purchased and other short-term borrowings	(1,372,078)	(2,310,580)
Proceeds from the issuance of long-term debt	1,159,038	1,794,320
Repayment of long-term debt	(3,002,951)	(495,143)
Proceeds from the issuance of preferred stock	-	290
Proceeds from the exercise of stock options	18,837	149,822
Acquisition of treasury stock	-	(853,386)
Excess tax benefits from stock-based compensation	782	10,238
Common and preferred dividends paid	(552,907)	(533,811)

Net cash used in financing activities	(3,459,625)	(3,366,179)

Net (decrease) increase in cash and cash equivalents	(134,935)	116,671
Cash and cash equivalents at beginning of period	5,642,601	5,307,745

Cash and cash equivalents at end of period	$5,507,666	$5,424,416

Supplemental Disclosures:
Securities transferred from available for sale to trading	$-	$15,374,452
Loans transferred from loans to loans held for sale	451,132	4,054,246
Loans transferred from loans held for sale to loans	727,649	-
Issuance of common stock for acquisition of GB&T	154,513	-

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Note 1-Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. Effective May 1, 2008, SunTrust Banks, Inc. (“SunTrust” or the “Company”) acquired GB&T Bancshares, Inc. (“GB&T”). The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in those of the Company beginning May 1, 2008. Under the purchase method of accounting, the assets and liabilities acquired from GB&T were recorded at their respective fair values as of the acquisition date.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from these estimates. Certain reclassifications may be made to prior period amounts to conform to the current period presentation.

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2007. Except for accounting policies that have been modified or recently adopted as described below, there have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluation considers numerous factors, including, but not limited to prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. Specific allowances for loan and lease losses are established for large commercial and commercial real estate impaired loans that are evaluated on an individual basis. The specific allowance established for these loans and leases is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral depending on the most likely source of repayment. General allowances are established for loans and leases grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

The Company’s charge-off policy meets or is more stringent than regulatory minimums. Losses on unsecured consumer loans are recognized at 90-days past-due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with the Federal Financial Institutions Examination Council (“FFIEC”) guidelines. Commercial loans and real estate loans are typically placed on nonaccrual when principal or interest is past-due for 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

In April 2007, the Financial Accounting Standards Board (“FASB”) issued a Financial Statement Position (“FSP”) FASB Interpretation No. (“FIN”) 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN 39-1 permits companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. Under the provisions of this pronouncement, a company shall make an accounting policy decision whether or not to offset fair value amounts recognized for derivative instruments under master netting arrangements. A company’s decision whether to offset or not must be applied consistently. The Company adopted FSP FIN 39-1 effective January 1, 2008 and has elected not to offset fair value amounts related to collateral arrangements recognized for derivative instruments under master netting arrangements; therefore, the adoption did not have an impact to the Company’s financial position and results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109. SAB No. 109 revises the view expressed in SAB No. 105 and states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 expands to all loan commitments the view that internally-developed intangible assets, such as customer relationship intangible assets, should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 is effective on a prospective basis for loan servicing activities related to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Effective January 1, 2008, the Company began including the value associated with the servicing of loans in the measurement of all written loan commitments issued after that date that are accounted for at fair value through earnings, and is expected to reduce the potential future liability of loan commitments. The adoption, net of other changes in the valuation of interest rate lock commitments (“IRLCs”), resulted in the acceleration of $18.3 million in mortgage-related income during the first quarter of 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to expense recognition. Additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operations; however, it anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and noncontrolling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the noncontrolling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains the controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The objective of the FSP is to provide guidance on accounting for a transfer of a financial asset and repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of

Notes to Consolidated Financial Statements (Unaudited) - Continued

the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for annual and interim periods beginning after November 15, 2008 and early adoption is not permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and expands the derivative-related disclosure requirements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses, and disclosures about credit-risk related contingent features in derivative agreements. The standard also amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify the disclosure requirements with respect to derivative counterparty credit risk. SFAS No. 161 is effective for annual and interim periods beginning after November 15, 2008. The Company is in the process of evaluating SFAS No. 161 and evaluating the necessary process and technology changes, if any, in order to accumulate the requisite information.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS No. 162 will have an impact on its financial position and results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is currently assessing the impact of adopting FSP APB 14-1 and does not expect the adoption of this standard to have an impact on any of its existing debt or equity instruments.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The Company is currently assessing the impact of adopting FSP No. EITF 03-6-1.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 2-Acquisitions/Dispositions

(in millions)	Date	Cash or other consideration (paid)/received	Goodwill	Other Intangibles	Gain/ (Loss)	Comments
For the Six Months Ended June 30, 2008
Sale of First Mercantile Trust Company	5/30/08	$59.1	($11.7)	($3.0)	$29.6
Acquisition of GB&T Bancshares, Inc [1]	5/1/08	(154.6)	144.8	29.5	-	Goodwill and intangibles recorded are non tax-deductible.
Sale of 24.9% interest in Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”)	1/2/08	155.0	-	(6.0)	89.4	SunTrust will continue to earn a revenue share based upon client referrals to the funds.

For the Six Months Ended June 30, 2007

Lighthouse Partners, LLC, a wholly owned subsidiary, was merged with and into Lighthouse Investment Partners	3/30/07	91.6	(48.5)	24.1	32.3	SunTrust received a 24.9% interest in Lighthouse Investment Partners.
Contingent consideration paid to the former owners of Prime Performance, Inc. (“Prime Performance”), a company formerly acquired by National Commerce Financial Corporation (“NCF”)	3/12/07	(7.0)	7.0	-	-	Obligations to the former owners of Prime Performance were fully discharged.
Contingent consideration paid to the former owners of Seix Investment Advisors, Inc. (“Seix”)	2/23/07	(42.3)	42.3	-	-	Goodwill recorded is tax-deductible.
Contingent consideration paid to the former owners of Sun America Mortgage (“SunAmerica”)	2/13/07	(1.4)	1.4	-	-	Goodwill recorded is tax-deductible.
GenSpring Holdings, Inc. called minority member owned interests in GenSpring Family Offices, LLC	1/31/07	(0.6)	0.5	0.1	-	Goodwill and intangibles recorded are tax-deductible.

[1]

On May 1, 2008, SunTrust acquired 100% of the outstanding common shares of GB&T Bancshares, Inc. (“GB&T”), a North Georgia-based financial institution serving commercial and retail customers, for $154.6 million, including cash paid for fractional shares. In connection therewith, GB&T shareholders received 0.1562 shares of the Company’s common stock for each share of GB&T’s common stock, resulting in the issuance of approximately 2.2 million shares of SunTrust common stock. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans, and assumed approximately $1.4 billion of deposit liabilities. SunTrust elected to account for approximately $171 million of the acquired loans at fair value in accordance with SFAS No. 159. The remaining loans are accounted for at amortized cost and had a carryover reserve for loan and lease losses of $158.7 million. Additionally, SunTrust recorded $29.5 million of core deposit intangible assets and $144.8 million of goodwill. The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in SunTrust’s results beginning May 1, 2008. Under the purchase method of accounting, the assets and liabilities acquired from GB&T were recorded at their respective fair values as of acquisition date.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 3-Securities Available for Sale

During the first quarter of 2008, the Company recorded $64.1 million in other-than-temporary impairment charges within securities gains/(losses), primarily related to $264.0 million in residential mortgage backed securities and residual interests in which the default rates and loss severities of the underlying collateral increased significantly during the first quarter. For the three months ended June 30, 2008, there were further declines in the market values of those other-than-temporarily impaired securities. As a result, the Company recorded an additional $7.4 million in market value impairment charges related primarily to $32.2 million in residual interests and residential mortgage backed securities collateralized by loans, including subprime and Alt-A loans. These securities were valued using third party pricing data, including broker indicative bids. There were no similar charges recorded during the three or six months ended June 30, 2007.

In June 2008, the Company sold 10 million shares of its holdings in The Coca-Cola Company (“Coke”). The sale of these shares generated approximately $549 million in net cash proceeds and before-tax gains, and an after-tax gain of approximately $345 million that is recorded in the Company’s financial results for the quarter ended June 30, 2008. In addition, these sales resulted in an increase of approximately $345 million, or approximately 20 basis points, to Tier 1 Capital.

Note 4 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in thousands)	2008	2007		2008	2007
Balance at beginning of period	$1,545,340	$1,033,939	49.5%	$1,282,504	$1,044,521	22.8%
Allowance from GB&T acquisition	158,705	-	NA	158,705	-	NA
Allowance associated with loans at fair value [1]	-	-	-	-	(4,100)	(100.0)
Provision for loan losses	448,027	104,680	328.0	1,008,049	161,121	525.6
Loan charge-offs	(355,565)	(111,722)	218.3	(678,261)	(196,669)	244.9
Loan recoveries	32,893	23,465	40.2	58,403	45,489	28.4

Balance at end of period	$1,829,400	$1,050,362	74.2%	$1,829,400	$1,050,362	74.2%

[1]	Amount removed from the allowance for loan and lease losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

Note 5-Premises and Equipment

During the six months ended June 30, 2008, the Company completed sale/leaseback transactions, consisting of 149 branch properties and various individual office buildings. In total, the Company sold and concurrently leased back $156.7 million in land and buildings with associated accumulated depreciation of $81.1 million in the second quarter. Net proceeds were $245.3 million, resulting in a gross gain, net of transaction costs, of $169.7 million. During the first quarter, the Company recognized $37.0 million of the gain immediately. No gains were recognized during the second quarter of 2008. The remaining $132.7 million in gains were deferred and will be recognized ratably over the expected term of the respective leases, which is 10 years.

Note 6-Goodwill and Other Intangible Assets

Under US GAAP, goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its 2007 annual review based on information that was as of September 30, 2007, which included assumptions that considered the market conditions at that time. The Company determined there was no impairment of goodwill as of that date and that no events or circumstances had occurred during the remainder of 2007 that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Primarily as a result of continued deterioration in real estate-related market conditions, the Company evaluated the goodwill of certain reporting units in the first and second quarters of 2008 and determined that no circumstances had occurred that would cause the estimated fair values of the reporting units to be less than their net carrying values. The Company will continue to evaluate the current and forecasted performance of its reporting units, as well as relevant market-based assumptions, should market conditions indicate that an impairment charge is more likely than not.

Notes to Consolidated Financial Statements (Unaudited)-Continued

As discussed in Note 14, “Business Segment Reporting,” to the Consolidated Financial Statements, the Company made certain changes to the segment reporting structure, effective January 1, 2008, that resulted in new segment classifications. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30 are as follows:

(Dollars in thousands)	Retail	Commercial	Retail & Commercial	Wholesale Banking	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury		Total
Balance, January 1, 2007	$4,891,473	$1,262,174	$-	$-	$147,469	$274,524	$307,390	$6,830		$6,889,860
NCF purchase adjustments [1]	(3,548)	(980)			(46)	(161)	(80)	(9)		(4,824)
Purchase of GenSpring Holdings Inc. minority shares	-	-	-	-	-	-	5,664	-		5,664
SunAmerica contingent consideration	-	-	-	-	-	1,368	-	-		1,368
Prime Performance contingent consideration	7,034	-	-	-	-	-	-	-		7,034
Seix contingent consideration	-	-	-	-	-	-	42,287	-		42,287
Sale upon merger of Lighthouse Partners	-	-	-	-	-	-	(48,474)	-		(48,474)
FIN 48 adoption adjustment	3,042	840	-	-	39	138	69	7		4,135

Balance, June 30, 2007	$4,898,001	$1,262,034	$-	$-	$147,462	$275,869	$306,856	$6,828		$6,897,050

Balance, January 1, 2008	$4,893,970	$1,272,483	$-	$-	$147,454	$275,840	$331,746	$-		$6,921,493
Intersegment transfers	(4,893,970)	(1,272,483)	6,135,275	168,134	(147,454)	-	-	10,498		-
NCF purchase adjustments [1]	-	-	(2,023)	(20)	-	(71)	1,675	325		(114)
Inlign Wealth Management Investments, LLC purchase price adjustments[1]	-	-	-	-	-	-	1,540	-		1,540
Sale of First Mercantile Trust Company	-	-	-	-	-	-	(11,734)	-		(11,734)
Acquisition of GB&T	-	-	-	-	-	-	-	144,830	[2]	144,830

Balance, June 30, 2008	$-	$-	$6,133,252	$168,114	$-	$275,769	$323,227	$155,653		$7,056,015

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

[2]	Allocation of the GB&T goodwill is anticipated to occur in the third quarter of 2008 in connection with the system conversion.

The changes in the carrying amounts of other intangible assets for the six months ended June 30 are as follows:

(Dollars in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2007	$241,614	$810,509	$129,861	$1,181,984
Amortization	(36,040)	(87,937)	(12,407)	(136,384)
Mortgage Servicing Rights (“MSRs”) originated	-	335,096	-	335,096
Intangible assets obtained from sale upon merger of Lighthouse Partners, net	-	-	24,142	24,142
Purchase of GenSpring Holdings Inc. minority shares	-	-	1,278	1,278
Sale of MSRs	-	(115,656)	-	(115,656)

Balance, June 30, 2007	$205,574	$942,012	$142,874	$1,290,460

Balance, January 1, 2008	$172,655	$1,049,425	$140,915	$1,362,995
Amortization	(29,180)	(113,077)	(11,269)	(153,526)
MSRs originated	-	298,278	-	298,278
MSRs impairment reserve	-	(1,881)	-	(1,881)
MSRs impairment recovery	-	1,881	-	1,881
Sale of interest in Lighthouse Partners	-	-	(5,992)	(5,992)
Sale of MSRs	-	(41,176)	-	(41,176)
Customer intangible impairment	-	-	(45,000)	(45,000)
Acquisition of GB&T	29,510	-	-	29,510
Sale of First Mercantile Trust	-	-	(3,033)	(3,033)

Balance, June 30, 2008	$172,985	$1,193,450	$75,621	$1,442,056

Intangible assets subject to amortization must be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company experienced a triggering event with respect to certain Wealth and Investment Management customer relationship intangibles during the second quarter of 2008 and performed impairment testing which resulted in an impairment charge of $45.0 million. The fair value of the customer relationship intangibles was determined using the residual income method and was compared to the carrying value to determine the amount of impairment. The impairment charge was recorded in Noninterest Expense and pertains to the client relationships that were valued in 2004 in connection with an acquisition. While the overall acquired business has performed satisfactorily, the attrition level of the legacy clients has recently increased resulting in the impairment of this intangible asset.

Notes to Consolidated Financial Statements (Unaudited)-Continued

As of June 30, 2008 and December 31, 2007, the fair values of MSRs were $1.5 billion and $1.4 billion, respectively. Contractually specified mortgage servicing fees and late fees earned for the three and six months ended June 30, 2008 and 2007 were $87.0 million and $172.0 million, and $77.9 million and $152.0 million, respectively. These amounts are reported in mortgage servicing-related income in the Consolidated Statements of Income.

Note 7-Earnings Per Share

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2008	2007	2008	2007
Net income	$540,362	$681,431	$830,917	$1,202,727
Preferred stock dividends	5,112	7,519	12,089	14,882

Net income available to common shareholders	$535,250	$673,912	$818,828	$1,187,845

Average basic common shares	348,714	351,987	347,647	352,713
Effect of dilutive securities:
Stock options	176	3,056	366	2,944
Performance and restricted stock	893	965	914	951

Average diluted common shares	349,783	356,008	348,927	356,608

Earnings per average common share - diluted	$1.53	$1.89	$2.35	$3.33

Earnings per average common share - basic	$1.53	$1.91	$2.36	$3.37

Note 8-Income Taxes

As of June 30, 2008, the Company’s gross cumulative unrecognized tax benefits amounted to $330.1 million, of which $235.6 million (net of federal benefit) would affect the Company’s effective tax rate, if recognized, and $43.0 million would impact goodwill, if recognized. As of December 31, 2007, the Company’s gross cumulative unrecognized tax benefits amounted to $325.4 million. Additionally, the Company recognized a gross liability of $101.4 million and $80.0 million for interest related to its unrecognized tax benefits as of June 30, 2008 and December 31, 2007, respectively. Interest expense related to unrecognized tax benefits was $20.2 million and $24.5 million, respectively, for the three and six month periods ended June 30, 2008, compared to $8.8 million and $17.0 million, respectively, for the same periods in 2007. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. As of June 30, 2008, the Company does not anticipate a significant increase or decrease in the unrecognized tax benefits over the next twelve months. The Company did not materially engage in the type of lease transactions which have been the subject of recent judicial decisions. Given the Company’s low transaction volume and previously established reserves, any future required reserve increases would not create a significant financial impact to the Company.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 2004 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1997 through 2004 are still in dispute. The Company has paid the amounts assessed by the IRS in full for tax years 1997 and 1998 and have filed refund claims with the IRS related to the disputed issues for those two years. The Company’s 2005 and 2006 Federal income tax returns are expected to be examined by the IRS beginning in 2008. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 9-Employee Benefit Plans

Stock Based Compensation

The weighted average fair values of options granted during the first six months of 2008 and 2007 were $8.46 per share and $16.75 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months Ended June 30
	2008	2007
Expected dividend yield	4.58%	3.01%
Expected stock price volatility	21.73	20.08
Risk-free interest rate (weighted average)	2.87	4.70
Expected life of options	6 years	6 years

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, January 1, 2008	16,058,146	$17.06 - $85.06	$65.79	2,270,344	$90,622	$69.63
Granted	1,173,284	63.08 - 64.58	64.57	1,873,890	111,139	59.31
Exercised/vested	(367,868)	18.77 - 65.33	51.54	(126,080)	-	47.11
Cancelled/expired/forfeited	(458,177)	31.80 - 150.45	68.60	(164,203)	(10,162)	61.92
Acquisition of GB&T	100,949	46.39 - 154.61	76.82	-	-	-
Amortization of compensation element of performance and restricted stock	-	-	-	-	(29,544)	-

Balance, June 30, 2008	16,506,334	$17.06 - $154.61	$66.01	3,853,951	$162,055	$65.68

Exercisable, June 30, 2008	13,945,782		$64.99

Available for Additional Grant, June 30, 2008 [1]	10,657,992

[1]	Includes 4,146,956 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at June 30, 2008:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at June 30, 2008	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$17.06 to $49.46	657,769	$43.55	3.26	$608,277	657,769	$43.55	3.26	$608,277
$49.47 to $64.57	5,649,463	56.49	3.67	-	5,638,579	56.48	3.67	-
$64.58 to $154.61	10,199,102	72.73	5.76	-	7,649,434	73.10	4.75	-

	16,506,334	$66.01	4.95	$608,277	13,945,782	$64.99	4.24	$608,277

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2008	2007	2008	2007
Stock-based compensation expense:
Stock options	$3,350	$3,929	$6,834	$8,857
Performance and restricted stock	19,396	10,597	29,544	16,450

Total stock-based compensation expense	$22,746	$14,526	$36,378	$25,307

The recognized stock-based compensation tax benefit amounted to $8.6 million and $5.5 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the recognized stock-based compensation tax benefit was $13.8 million and $9.6 million, respectively.

In lieu of restricted stock grants, certain employees received long-term deferred cash awards during the first quarter of 2008, which were subject to a three-year vesting requirement. The accrual related to these cash grants was $4.0 million as of June 30, 2008.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

SunTrust has not contributed to its noncontributory qualified retirement plans (“Retirement Benefits” plans) in 2008.

Anticipated employer contributions/benefit payments for 2008 are $5.8 million for the Supplemental Retirement Benefit plans. For the second quarter of 2008, the actual employer contributions/benefit payments totaled $1.1 million. Actual contributions/benefit payments for the six months ended June 30, 2008 were $2.6 million.

SunTrust contributed $0.1 million to the Postretirement Welfare Plan in the second quarter of 2008.

	Three Months Ended June 30
	2008			2007
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$19,067	$401	$155	$16,298	$502	$251
Interest cost	27,558	1,715	2,953	26,372	1,665	2,834
Expected return on plan assets	(46,414)	-	(2,047)	(46,977)	-	(2,051)
Amortization of prior service cost	(3,326)	534	(390)	(3,663)	644	(391)
Recognized net actuarial loss	5,059	497	3,187	7,801	877	3,773

Net periodic benefit cost	$1,944	$3,147	$3,858	($169)	$3,688	$4,416

	Six Months Ended June 30
	2008			2007
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$38,134	$802	$309	$33,717	$1,018	$738
Interest cost	55,115	3,430	5,906	52,508	3,357	5,671
Expected return on plan assets	(92,827)	-	(4,093)	(92,401)	-	(4,092)
Amortization of prior service cost	(6,652)	1,068	(779)	(5,560)	1,431	(587)
Recognized net actuarial loss	10,119	994	6,374	15,779	1,763	6,738
Amortization of initial transition obligation	-	-	-	-	-	280
Partial settlement	-	-	-	60	-	-
Curtailment charge	-	-	-	-	-	11,586

Net periodic benefit cost	$3,889	$6,294	$7,717	$4,103	$7,569	$20,334

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

As of June 30, 2008 and December 31, 2007, Three Pillars had assets that were not included on the Company’s Consolidated Balance Sheets of approximately $4.5 billion and $5.3 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $6.9 billion and $4.5 billion, respectively, as of June 30, 2008, almost all of which renew annually. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $7.7 billion and $4.6 billion, respectively, as of December 31, 2007. The majority of the commitments are backed by trade receivables and commercial loans. Each transaction added to Three Pillars is typically structured to an implied ‘A/A2’ rating according to established credit and underwriting policies as approved by Credit Risk Management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. During the quarter ended June 30, 2008, there were no write-downs and no downgrades of Three Pillars’ assets.

Notes to Consolidated Financial Statements (Unaudited)-Continued

At June 30, 2008, Three Pillars’ outstanding CP used to fund the above assets totaled $4.5 billion, with remaining weighted-average lives of 14.3 days and maturities through September 15, 2008. The Company held no outstanding Three Pillars CP at June 30, 2008 and at December 31, 2007. Three Pillars had no other form of funding outstanding as of June 30, 2008 and December 31, 2007.

Three Pillars has an outstanding subordinated note to an unrelated third party who is expected to absorb the majority of Three Pillars’ expected losses. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. The subordinated note matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. In such an event, only the remaining balance of the first loss note, after the incurred loss, will be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, the Company would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were both $20.0 million at June 30, 2008 and at December 31, 2007. The Company believes the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels as well as for forecasted growth in Three Pillars’ assets, and therefore has concluded it was not Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars.

The Company’s involvement with Three Pillars includes the following activities: services related to the Company’s administration of Three Pillars’ activities, client referrals and investment recommendations to Three Pillars; the issuing of letters of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances. Activities related to the Three Pillars relationship generated total fee revenue for the Company, net of direct salary and administrative costs incurred by the Company, of approximately $14.3 million and $7.6 million for the quarters ended June 30, 2008 and 2007, respectively, and $20.6 million and $14.6 million for the six months ended June 30, 2008 and 2007, respectively. There are no other contractual arrangements the Company plans to enter into with Three Pillars to provide it additional support.

Off-balance sheet commitments in the form of liquidity facilities and other credit enhancements provided by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $7.1 billion and $738.9 million, respectively, as of June 30, 2008 compared to $7.9 billion and $763.4 million, respectively, as of December 31, 2007. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The Company manages the credit risk associated with these commitments by subjecting them and the underlying collateral assets of Three Pillars to the Company’s normal credit approval and monitoring processes. Losses on the commitments provided to Three Pillars by the Company resulting from a loss due to nonpayment on the underlying assets are reimbursed to the Company from the subordinated note reserve account, which is the amount outstanding on the subordinated note agreement. There were no losses resulting from the commitments the Company provided to Three Pillars during the three and six months ended June 30, 2008 and June 30, 2007, respectively.

The Company also provides off-balance sheet commitments in the form of liquidity facilities to multi-seller commercial paper conduits administered by third parties. These facilities were entered into by the Company in conjunction with a structured asset sale of loans from the Company to the conduits. The sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $551.5 million and $626.5 million as of June 30, 2008 and December 31, 2007, respectively. Under these facilities, the conduits’ administrator, at its discretion, may obtain funding from the Company in the form of a 49% undivided interest in the pool of loans, excluding any currently defaulted loans, previously transferred to the conduits.

The Company has variable interests in certain other securitization vehicles that are variable interest entities (“VIEs”) that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At June 30, 2008, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.7 billion compared to $3.7 billion at December 31, 2007. At June 30, 2008, the Company’s maximum exposure to loss related to these VIEs was approximately $152.1 million, which represents the Company’s investment in senior interests of $127.6 million and interests in preference shares of $24.5 million, compared to a maximum exposure of $386.9 million as of December 31, 2007, which represented the Company’s investment in senior interests of $358.8 million and interests in preference shares of $28.1 million. The Company also serves as collateral manager to these entities and receives market-based senior fees, subordinate fees and, at times, incentive fees for services provided, but has no off-balance-sheet or other implicit variable interests related to these entities.

Notes to Consolidated Financial Statements (Unaudited)-Continued

SunTrust provides financing to various VIEs that consist of portfolios of loans managed by a third party. The Company is not the primary beneficiary of these entities. At June 30, 2008, total assets of these entities not included in the Consolidated Balance Sheets were approximately $974.6 million compared to $38.0 million at December 31, 2007. At June 30, 2008, the Company’s maximum exposure to loss related to these VIEs was approximately $746.8 million compared to a maximum exposure of $7.6 million at December 31, 2007. This exposure is based on the Company’s outstanding loan balance to the entities less any related collateral held by SunTrust in the form of cash or cash equivalents.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing developments and other community development entities as a limited and/or general partner throughout its footprint. The Company receives tax credits for these investments. Partnership assets of approximately $890.3 million and $819.5 million where SunTrust acts as only a limited partner were not included in the Consolidated Balance Sheets at June 30, 2008 and December 31, 2007, respectively. The Company’s maximum exposure to loss for these limited partner investments totaled $336.1 million and $333.8 million at June 30, 2008 and December 31, 2007, respectively. The Company’s maximum exposure to loss related to its limited partner investments in affordable housing developments and other community development entities consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

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

Note 11-Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of June 30, 2008, approximately $17.7 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. At June 30, 2008, the total loss exposure ceded to the trusts was approximately $700 million for book years 1997 to 2008; however, the Company’s maximum loss exposure based on funds held in each trust account was limited to $234.2 million. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company is not required to make additional contributions beyond future premiums earned under the existing contracts.

The Company maintains a reserve for estimated losses under its reinsurance contracts. The reserve, which is an estimate of losses resulting from claims to be paid by the trusts, totaled $32.1 million as of June 30, 2008 and reduces the Company’s total incremental loss exposure based on funds held in the trusts, net of reserves, to approximately $200 million. As of December 31, 2007, the reserve for losses totaled $0.2 million, as no losses had been realized in the trusts at that time. Our evaluation of the estimated reserve included an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the

Notes to Consolidated Financial Statements (Unaudited)-Continued

guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of June 30, 2008, which have characteristics as specified by FIN 45.

Visa

The Company issues and acquires credit and debit card transactions through the Visa, U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Class B Visa Inc. common stock to its financial institution members, including the Company, in contemplation of an initial public offering (“IPO”). In March 2008, Visa completed its IPO and upon the closing, approximately 2 million of SunTrust’s Class B shares were mandatorily redeemed. The Company received cash of $86.3 million in conjunction with the redemption, which was recorded as a gain in noninterest income. As of June 30, 2008, SunTrust had 3.2 million Class B shares remaining, the equivalent to 2.3 million Class A shares of Visa Inc. based on the current conversion factor, which is subject to adjustment depending on the outcome of certain specifically defined litigation. The Class B shares are not transferable until the later of the third anniversary of the IPO closing, or the date which certain specifically defined litigation has been resolved; therefore, the Class B shares are classified in other assets and accounted for at their carryover basis, which is $0 as of June 30, 2008.

The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with the restructuring, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment or loss sharing agreements, the Company estimated the fair value of the guarantee to be $76.9 million as of December 31, 2007. Upon Visa’s IPO in March 2008, Visa funded $3 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. While the Company could be required to fund its proportionate share of the losses, it is expected that the escrow account will be used to pay all or a substantial amount of the Litigation losses. Therefore, during the quarter ended March 31, 2008, SunTrust recorded $39.1 million, its expected economic benefit associated with the escrow account, as an offset to the guarantee liability of $76.9 million as a reduction to Visa litigation expense, resulting in a net guarantee liability of $37.8 million, which is the amount recorded as of June 30, 2008. If the escrow account is insufficient to fund the losses arising from the Litigation, Visa has the right to utilize the Company’s remaining Class B shares to raise proceeds to fund the additional Litigation costs. Upon further funding of the escrow utilizing the Company’s Class B shares, the Company would reevaluate its guarantee obligation and adjust the net guarantee liability accordingly through noninterest expense. A high degree of subjectivity was used in estimating the fair value of the guarantee obligation and the ultimate cost to the Company could be higher or lower than the liability recorded as of June 30, 2008.

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

As of June 30, 2008 and December 31, 2007, the maximum potential amount of the Company’s obligation was $14.0 billion and $12.6 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $135.3 million and $112.4 million in other liabilities for unearned fees related to these letters of credit as of June 30, 2008 and December 31, 2007, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates and purchases consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans or MSRs are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan or MSRs and absorb the loss if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM also maintains a liability for estimated losses on mortgage loans and MSRs that may be repurchased due to breach of general representations and warranties or purchasers’ rights under early payment default provisions. As of June 30, 2008 and December 31, 2007, $54.6 million and $49.9 million, respectively, were accrued for these repurchases.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $33.4 million and $37.7 million as of June 30, 2008 and December 31, 2007, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of June 30, 2008. If required, these contingent payments will be payable at various times over the next five years.

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

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three and six months ended June 30, 2008 and June 30, 2007, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH.

The Company has guarantees in the form of written credit derivative contracts, representing agreements in which the buyer of protection pays a premium to the seller of the credit derivatives for protection against an event of default. Events constituting default under such agreements that would result in the Company making a guaranteed payment to a counterparty may include (i) default of the referenced asset; (ii) bankruptcy of the client; or (iii) restructuring or reorganization by the client. The maximum guarantee outstanding as of June 30, 2008 and December 31, 2007 was $1.4 billion and $331.7 million, respectively. As of June 30, 2008, the maximum guarantee amounts expire as follows: $82.0 million in 2008, $145.4 million in 2009, $954.7 million in 2010, $61.7 million in 2011, $42.4 million in 2012 and $65.6 million thereafter. In the event of default under the contract, the Company would make a cash payment to the holder of credit protection and would take delivery of the referenced asset from which the Company may recover a portion of the credit loss. There were no cash payments made during 2007 or during the six months ended June 30, 2008. In addition, there are certain purchased credit derivative contracts that mitigate a portion of the Company’s exposure on written contracts. Such contracts are not included in this disclosure since they represent benefits to, rather than obligations of, the Company. The Company records purchased and written credit derivative contracts at fair value.

SunTrust Community Capital, LLC (SunTrust Community Capital), a SunTrust subsidiary, previously obtained state and federal tax

Notes to Consolidated Financial Statements (Unaudited)-Continued

credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investment as limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of June 30, 2008, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. As of June 30, 2008, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $38.6 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of June 30, 2008 and December 31, 2007, $12.8 million and $14.4 million, respectively, were accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2008, the Company owned $48.2 billion in residential real estate loans and home equity lines, representing 38.3% of total loans, and an additional $20.2 billion in commitments to extend credit on home equity lines and $11.8 billion in mortgage loan commitments. At December 31, 2007, the Company owned $47.7 billion in residential real estate loans and home equity lines, representing 39.0% of total loans, and an additional $20.4 billion in commitments to extend credit on home equity lines and $12.9 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans. As of June 30, 2008, the Company owned $16.7 billion of interest only loans, primarily with a ten year interest only period. Approximately $1.6 billion of those loans had combined original loan to value ratios in excess of 80%. Additionally, the Company owned approximately $2.3 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $762.1 million and $591.6 million as of June 30, 2008 and December 31, 2007, respectively.

Note 13-Fair Value Election and Measurement

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: fixed rate debt, loans held in portfolio and for sale, securitization warehouses, and trading loans. The following is a description of each financial asset and liability class as of June 30, 2008 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the financial assets and liabilities on a fair value basis.

Fixed Rate Debt

The debt that the Company initially elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133. This population included fixed-rate Federal Home Loan Bank advances and publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. This move to fair value introduced potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. Most of the debt, along with the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

During the six months ended June 30, 2008, the Company consummated two fixed rate debt issuances and repurchased certain debt carried at fair value. On March 4, 2008, the Company issued $685 million of trust preferred securities, which carried a fixed coupon rate of 7.875% and had a term of 60 years. The Company did not enter into any hedges on this debt at issuance and, therefore, did not elect to carry the debt at fair value. On March 17, 2008, the Company issued $500 million of subordinated notes, which carried a fixed coupon rate of 7.25% and had a term of 10 years. The Company did enter into hedges in connection with this debt issuance and as a result elected to carry this debt at fair value. During the second quarter of 2008, $294.2 million of the Company’s fair value debt matured, and the Company repurchased principal amounts of approximately $232 million of debt carried at fair value to mitigate volatility from credit spread changes.

Loans and Loans Held for Sale

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the three and six months ended June 30, 2008, approximately $31.2 million and $69.5 million, respectively, of loan origination fees were recognized in noninterest income, for which the Company elected fair value. For the three and six months ended June 30, 2008, approximately $31.6 million and $66.1 million, respectively, of loan origination costs were recognized in noninterest expense due to this fair value election. For both the three and six months ended June 30, 2007, approximately $11.9 million in loan origination fees and approximately $12.4 million in loan origination costs were recognized due to this fair value election. The servicing value, which had been recorded as MSRs at the time the loan was sold, is now included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage production income.

In the normal course of business, the Company may elect to transfer certain fair valued mortgage loans held for sale to mortgage loans held for investment. During the six months ended June 30, 2008, $79.9 million of such loans were transferred from mortgage loans held for sale to mortgage loans held for investment due to a change in management’s intent with respect to these loans based on the limited marketability of these loans given the lack of liquidity for certain loan types.

On May 1, 2008, SunTrust acquired 100% of the outstanding common shares of GB&T. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans. SunTrust elected to account for at fair value, in accordance with SFAS No. 159, $171.6 million of the acquired loans, which were classified as nonaccrual, in order to eliminate the complexities of accounting for the loans under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Upon acquisition, the loans had a fair value of $111.1 million. On June 30, 2008, primarily as a result of paydowns, payoffs and transfers to OREO, the loans had a fair value of $85.3 million.

Trading Loans

The Company often maintains a portfolio of loans that it trades in the secondary market. Pursuant to the provisions of SFAS No. 159, the Company elected to carry trading loans at fair value in order to reflect the active management of these positions. Subsequent to the initial adoption, additional loans were purchased and recorded at fair value as part of the Company’s normal loan trading activities. As of June 30, 2008, approximately $238.8 million of trading loans were outstanding.

Notes to Consolidated Financial Statements (Unaudited)-Continued

For loan products and issued liabilities that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and six months ended June 30, 2008, SunTrust recognized a loss on loans accounted for at fair value of approximately $1.6 million and $16.8 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. Due to the fact that an insignificant percentage of the loans carried at fair value during the six months ended June 30, 2007 were on nonaccrual status, were past due or had other characteristics generating borrower-specific credit risk, the Company did not ascribe any significant fair value changes to borrower-specific credit risk during that period. In addition to borrower-specific credit risk, there are other, more significant variables that will drive changes in the fair value of the loans, including interest rates changes and general conditions in the principal markets for the loans.

For its publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates, based on credit spreads from actual or estimated trading levels of its debt in the market. Previously, the Company had estimated the impacts of its own credit spreads over LIBOR; however, given the recent volatility in the interest rate markets, the Company analyzed the difference between using U.S. Treasury rates and LIBOR. While the analysis indicated only minor differences, the Company believes that on a prospective basis a more accurate depiction of the impacts of changes in its own credit spreads is to base such estimation on the U.S. Treasury rate, which reflects a risk-free interest rate. A reason the Company had selected LIBOR in the past was due to the presence of LIBOR-based interest rate swap contracts that the Company had historically used to hedge its interest rate exposure on these debt instruments under SFAS No. 133. Recently, though, the Company terminated certain interest rate swap contracts and purchased fixed rate trading securities in an effort to more efficiently hedge its fair value exposure to its fixed rate debt. As such, the linkage between LIBOR and interest rate exposure on the debt has become less visible. The Company, though, may continue the use of interest rate swap contracts to hedge interest exposure on future fixed rate debt issuances pursuant to the provisions of SFAS No. 133. Based on U.S. Treasury rates, the Company recognized a loss of approximately $61.1 million and a gain of approximately $151.4 million, for the three and six months ended June 30, 2008, respectively, due to changes in its own credit spread. The analogous amounts based on LIBOR would be a loss of approximately $75.1 million and a gain of approximately $134.7 million for the three and six months ended June 30, 2008. Based on LIBOR rates, the Company estimated that it recognized a $3.0 million and $6.6 million loss for the three and six months ended June 30, 2007, respectively. The Company prices its debt using broker quotes derived from market data of recent observable trades, as well as indications from buy side investors. The Company validates the valuation by obtaining quotes from a third party pricing service and additional brokers.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at June 30, 2008, Using
(Dollars in thousands)	Assets/Liabilities Measured at Fair Value June 30, 2008	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets	$10,147,021	$365,715	$8,901,154	$880,152
Securities available for sale	15,118,073	1,870,508	12,260,972	986,593
Loans held for sale	3,743,620	-	3,267,617	476,003
Loans	352,344	-	-	352,344
Other assets [1]	95,251	2,156	54,295	38,800

Liabilities
Brokered deposits	366,521	-	366,521	-
Trading liabilities	2,430,521	867,146	1,563,375	-
Long-term debt	7,078,574	-	7,078,574	-
Other liabilities [1]	49,573	-	19,744	29,829

[1]

This amount includes interest rate lock commitments and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk. Beginning in 2008, interest rate lock commitments were recorded gross, instead of net, in other assets or liabilities.

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits and Commissions	Mortgage Production Related Income		Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income		Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	$4,392	$-		$4,392	$834	$-		$834
Loans held for sale	-	44,886	[2]	44,886	-	117,985	[2]	117,985
Loans	-	(4,620)		(4,620)	-	(13,704)		(13,704)

Liabilities
Brokered deposits	15,832	-		15,832	12,242	-		12,242
Long-term debt	177,304	-		177,304	163,754	-		163,754

[1]

Changes in fair value for the three and six months ended June 30, 2008 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the three and six months ended June 30, 2008, the changes in fair value related to accrued interest income on loans and loans held for sale were a decrease of $27.8 thousand and $2.6 million and an increase of $0.4 million and a decrease of $5.7 million, respectively. For the three and six months ended June 30, 2008, the changes in fair value related to accrued interest expense on brokered deposits and long-term debt were an increase of approximately $3.8 million and $6.8 million, and a decrease of $28.1 million and an increase of $2.9 million, respectively.

[2]	For the three and six months ended June 30, 2008, these amounts include $122.5 million and $244.0 million, respectively, related to MSR assets recognized upon the sale of the loans.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2007, Using
(Dollars in thousands)	Assets/Liabilities Measured at Fair Value December 31, 2007	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets	$10,518,379	$294,412	$7,273,822	$2,950,145
Securities available for sale	16,264,107	2,815,488	12,578,912	869,707
Loans held for sale	6,325,160	-	5,843,833	481,327
Loans	220,784	-	-	220,784
Other assets[1]	69,405	2,781	66,624	-

Liabilities
Brokered deposits	234,345	-	234,345	-
Trading liabilities	2,160,385	592,678	1,567,707	-
Long-term debt	7,446,980	-	7,446,980	-
Other liabilities[1]	56,189	73	36,513	19,603

[1]

This amount includes interest rate lock commitments and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk. Beginning in 2008, interest rate lock commitments were recorded gross, instead of net, in other assets or other liabilities. Had SunTrust recorded interest rate lock commitments gross as of year end, the Company would have recorded an asset of $6.8 million and a liability of $26.4 million.

	Fair Value gain/(loss) for the Three Months Ended June 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option			Fair Value gain/(loss) for the Six Months Ended June 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	($22,352)	$-	($22,352)	$48,989	$-	$48,989
Loans held for sale	-	(12,684)	(12,684)	-	(16,809)	(16,809)

Liabilities
Brokered deposits	4,418	-	4,418	6,147	-	6,147
Long-term debt	139,691	-	139,691	120,541	-	120,541

[1]

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

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with loans held for sale. With respect to loans held for sale, the changes in fair value of the economic hedges were also recorded in mortgage production related income, and substantially offset the change in fair value of the financial assets referenced in the table below. The Company’s economic hedging activities for loans held for sale are deployed at the portfolio level.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurement at June 30, 2008, Using
(Dollars in thousands)	Carrying Value as of June 30, 2008	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance as of June 30, 2008
Loans Held for Sale [1]	$745,166	-	$522,494	$222,672	($63,773)
OREO[2]	334,519	-	334,519	-	(33,569)
Other Assets[3]	43,347	-	-	43,347	-
Other Intangible Assets[4]	18,629	-	-	18,629	-

[1]	These balances were not impacted by the election of the fair value option and are measured at the lower of cost or market in accordance with SFAS No. 65 and SOP 01-6.
[2]	These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 144.
[3]	These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with APB No. 18.
[4]

These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 142 and SFAS No. 144 and were impacted by a $45.0 million impairment charge recorded during the second quarter of 2008.

As of June 30, 2008 and December 31, 2007, approximately $74.5 million and $105.7 million, respectively, of leases held for sale were included in loans held for sale in the Consolidated Balance Sheets and were not eligible for fair value election under SFAS No. 159.

SunTrust used significant unobservable inputs (Level 3) to fair value certain trading assets, securities available for sale, portfolio loans accounted for at fair value, loans held for sale, other assets, other intangible assets and other liabilities as of June 30, 2008. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. More specifically, the asset-backed securities market and certain residential loan markets have experienced significant dislocation and illiquidity in both new issues and secondary trading. It is reasonably likely that this market volatility will continue as a result of a variety of factors, including but not limited to economic conditions, the restructuring of structured investment vehicles (“SIVs”), and third-party sales of securities, some of which could be large-scale.

The Company’s Level 3 securities available for sale include certain municipal bond securities and Federal Home Loan Bank and Federal Reserve Bank stock, which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. The Company’s remaining Level 3 available for sale securities, as well as its Level 3 trading assets, include residual interests retained from Company-sponsored securitizations of commercial loans, structured asset sales participations, investments in SIVs, and mortgaged-backed and asset-backed securities collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable. The residual interests are valued based on internal models which incorporate assumptions, such as prepayment speeds or estimated credit losses, which are not market observable. Generally, the Company attempts to obtain pricing for its securities from a third-party pricing provider or third-party brokers who have experience in valuing certain investments, as this level of evidence is the strongest support for the fair value of these instruments, absent current security specific market activity. This pricing may be used as either direct support for the Company’s valuation or used to validate outputs from the Company’s own proprietary models. However, the distressed market conditions have impacted the Company’s ability to obtain third-party pricing data for its investments in SIVs and certain other asset-backed securities. Even when third-party pricing has been available, the limited trading activity and illiquidity resulting from current market conditions has challenged the observability of these quotations. When observable market data for these instruments is not available, SunTrust will use industry-standard or proprietary models to estimate fair value and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to changed assumptions and market volatility.

Notes to Consolidated Financial Statements (Unaudited)-Continued

During the six months ended June 30, 2008, the Company transferred $424.3 million of trading assets and available for sale securities into Level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. All of the transfers occurred during the three months ended March 31, 2008. Transfers into Level 3 are generally assumed to be as of the beginning of the quarter in which the transfer occurred while transfers out of Level 3 are generally assumed to occur as of the end of the quarter in which the transfer occurred.

During the three and six months ended June 30, 2008, the Company transferred $6.8 million and $164.8 million, respectively, of mortgage loans held for sale, including $40.7 million of commercial real estate loans transferred during the three months ended March 31, 2008, into Level 3 based on secondary market illiquidity and the resulting reduction of observable market data for certain non-agency loans requiring increased reliance on alternative valuation methodologies.

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

Additionally, Level 3 loans include some of the loans acquired through the acquisition of GB&T. The loans the Company elected to account for at fair value are primarily nonperforming commercial real estate loans, which do not trade in an active secondary market. As these loans are classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for a majority of these loans. Accordingly, the fair value of these loans is derived from internal estimates, incorporating market data when available, of the value of the underlying collateral.

Beginning in the first quarter of 2008, the Company classified IRLCs on residential mortgage loans held for sale, which are derivatives under SFAS No. 133, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pullthrough” rates are based on the Company’s historical data and reflect an estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, servicing value, beginning in the first quarter of 2008, was also included in the fair value of IRLCs. The fair value of MSRs is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractual specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, MSRs are considered to be Level 3 assets in the valuation hierarchy. As of June 30, 2008 and 2007, no MSR impaired valuation allowance was recognized. Level 3 other assets and other intangible assets include non-financial assets that are measured on a non-recurring basis based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using significant unobservable inputs:

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets		Securities Available for Sale		Loans Held for Sale		Loans
Beginning balance January 1, 2008	$2,950,145		$869,707		$481,327		$220,784
Total gains/(losses) (realized/unrealized):
Included in earnings	(248,516)	[1]	(64,075)	[2]	(13,797)	[3]	(9,399)	[3]
Included in other comprehensive income	-		32,105		-		-
Purchases and issuances	43,950		-		-		-
Sales	(524,083)		-		-		-
Paydowns and maturities	(497,701)		(45,177)		(31,795)		(8,531)
Transfers from loans held for sale to loans held in portfolio	-		-		(79,906)		79,906
Transfers into Level 3, net	26,795		397,546		158,024		-

Ending balance March 31, 2008	1,750,590		1,190,106		513,853		282,760

Total gains/(losses) (realized/unrealized):
Included in earnings	(341)	[1]	(699)	[2]	(3,566)	[3]	(4,620)	[3]
Included in other comprehensive income	-		(1,247)		-		-
Purchases and issuances	-		17,214		-		112,026
Settlements	-		(40,845)		-		-
Sales	(635,954)		(116,555)		(3,738)		-
Paydowns and maturities	(234,143)		(61,381)		(37,369)		(15,318)
Loan foreclosures transferred to other real estate owned	-		-		-		(22,504)
Transfers into Level 3, net	-		-		6,823		-

Ending balance June 30, 2008	$880,152		$986,593		$476,003		$352,344

The amount of total gains/(losses) for the three months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	($36,623)	[1]	($7,414)	[2]	($4,023)	[3]	($4,620)	[3]

The amount of total gains/(losses) for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	($179,141)	[1]	($32,836)	[2]	($17,453)	[3]	($14,019)	[3]

[1]	Amounts included in earnings are recorded in trading account profits and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are recorded in mortgage production related income.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets		Securities Available for Sale
Beginning balance January 1, 2007	$24,393		$734,633
Total gains/(losses) (realized/unrealized):
Included in earnings [1]	(4,406)	[2]	-
Included in other comprehensive income	-		430
Purchases and issuances	61,853		453
Settlements	-		(23,061)

Ending balance March 31, 2007	81,840		712,455

Total gains/(losses) (realized/unrealized):
Included in other comprehensive income	-		67
Purchases and issuances	-		54
Settlements	(4,817)		(4,534)

Ending balance June 30, 2007	$77,023		$708,042

[1]	The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period end.
[2]	Amounts included in earnings are recorded in trading account profits and commissions.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables show a reconciliation of the beginning and ending balances for fair valued other assets/(liabilities), which are IRLCs on residential mortgage loans held for sale, measured using significant unobservable inputs:

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance January 1, 2008	($19,603)
Included in earnings: [1]
Issuances (inception value)	123,948
Fair value changes	(27,780)
Expirations	(26,151)
Settlements of IRLCs and transfers into closed loans	(24,064)

Ending balance March 31, 2008 [2]	26,350

Included in earnings: [1]
Issuances (inception value)	117,647
Fair value changes	(58,910)
Expirations	(30,616)
Settlements of IRLCs and transfers into closed loans	(45,500)

Ending balance June 30, 2008 [2]	$8,971

[1] Amounts included in earnings are recorded in mortgage production related income.

[2] The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at period end.

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance January 1, 2007	($29,633)
Included in earnings: [1]
Issuances (inception value)	(90,589)
Fair value changes	(34,307)
Expirations	66,142
Settlements of IRLCs and transfers into closed loans	67,253

Ending balance March 31, 2007 [2]	(21,134)

Included in earnings: [1]
Issuances (inception value)	(64,647)
Fair value changes	(100,709)
Expirations	35,103
Settlements of IRLCs and transfers into closed loans	133,879

Ending balance June 30, 2007 [2]	($17,508)

[1]   Amounts included in earnings are recorded in mortgage production related income.

[2]   The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at period end.

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of trading assets, loans, loans held for sale, brokered deposits and long-term debt instruments for which the fair value option has been elected. For loans and loans held for sale for which the fair value option has been elected, the tables also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Aggregate Fair Value June 30, 2008	Aggregate Unpaid Principal Balance under FVO June 30, 2008	Fair value carrying amount over/(under) unpaid principal

Trading assets	$1,213,569	$1,211,339	$2,230
Loans	255,466	277,912	(22,446)
Past due loans of 90 days or more	2,330	2,968	(638)
Nonaccrual loans	94,548	153,192	(58,644)
Loans held for sale	3,724,887	3,766,210	(41,323)
Past due loans of 90 days or more	5,041	5,976	(935)
Nonaccrual loans	13,692	18,047	(4,355)
Brokered deposits	366,521	377,826	(11,305)
Long-term debt	7,078,574	7,118,000	(39,426)

(Dollars in thousands)	Aggregate Fair Value December 31, 2007	Aggregate Unpaid Principal Balance under FVO December 31, 2007	Fair value carrying amount over/(under) unpaid principal

Trading assets	$444,774	$442,624	$2,150
Loans	220,784	229,473	(8,689)
Loans held for sale	6,314,106	6,248,541	65,565
Past due loans of 90 days or more	5,213	6,140	(927)
Nonaccrual loans	5,841	7,316	(1,475)
Brokered deposits	234,345	237,205	(2,860)
Long-term debt	7,446,980	7,316,750	130,230

Note 14-Business Segment Reporting

The Company has four business segments used to measure business activities: Retail and Commercial Banking, Wholesale Banking, Wealth and Investment Management, and Mortgage, with the remainder in Corporate Other and Treasury. The Company previously had five business segments (Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management and Mortgage), with the remainder in Corporate Other and Treasury. Beginning in 2008, the segment reporting structure was adjusted in the following ways:

1.

The Retail and Commercial segments were combined. In the second quarter of 2008, BankCard, which handles credit card issuance and merchant discount relationships, was transferred from Corporate Other to Retail and Commercial.

2.	Corporate and Investment Banking was renamed Wholesale Banking.

3.	Commercial Real Estate (primarily Real Estate Finance Group and Affordable Housing) was transferred from Commercial to Wholesale Banking.

4.	Trustee Management was transferred from Commercial to Corporate Other and Treasury.

5.	Transplatinum, which handles Fleet One fuel cards, was transferred from Commercial to Corporate Other and Treasury.

6.

Certain Middle Market clients and relationship managers were transferred from Commercial to Wholesale Banking. Because this transfer included the movement of individual clients and relationship managers, balance, income, and expense from prior periods remained in the Retail and Commercial Banking segment.

Retail and Commercial Banking serves consumers, businesses with up to $100 million in annual revenue, government/not-forprofit enterprises, and provides services for the clients of the Company’s other businesses. Clients are serviced through an extensive network of traditional and in-store branches, ATMs, the Internet and the telephone.

Wholesale Banking’s primary businesses include Middle Market which serves commercial clients with $100 million to $750 million in annual revenue, Corporate Banking which serves clients with greater than $750 million in annual revenue, Commercial Real Estate which serves commercial and residential developers and investors, and SunTrust Robinson Humphrey which offers capital market products and services to its clients.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Mortgage offers residential mortgage products nationally through its retail, broker and correspondent channels. These products are either sold in the secondary market, primarily with servicing rights retained, or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and the Company’s captive reinsurance subsidiary (Twin Rivers Insurance Company).

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices LLC, and Institutional Investment Management.

In addition, the Company reports Corporate Other and Treasury, which includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Corporate Strategies, Procurement, and Executive Management. Finally, Corporate Other and Treasury also includes Transplatinum, which handles fuel cards and Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

GB&T customer loans, customer deposits and the majority of the employees have been integrated within the business lines; however, the associated goodwill has not been distributed and remains in Corporate Other and Treasury. Allocation of the GB&T goodwill is anticipated to occur in the third quarter of 2008 in connection with the system conversion.

Because the business segment results are presented based on management accounting practices, the transition to generally accepted accounting principles creates a difference which is reflected in Reconciling Items.

For business segment reporting purposes, the basis of presentation includes the following:

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

	Three Months Ended June 30, 2008
(Dollars in thousands)	Retail and Commercial	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$59,161,979	$44,737,435	$42,307,385	$9,049,218	$20,011,340	$281,411	$175,548,768
Average total liabilities	84,970,163	17,193,247	2,940,945	10,244,525	42,250,463	(143,804)	157,455,539
Average total equity	-	-	-	-	-	18,093,229	18,093,229

Net interest income	$642,474	$116,384	$123,646	$83,688	$36,284	$154,240	$1,156,716
Fully taxable-equivalent adjustment (FTE)	8,501	15,259	-	9	4,489	(2)	28,256

Net interest income (FTE)[1]	650,975	131,643	123,646	83,697	40,773	154,238	1,184,972
Provision for loan losses[2]	182,607	10,981	128,008	2,547	(1,208)	125,092	448,027

Net interest income after provision for loan losses	468,368	120,662	(4,362)	81,150	41,981	29,146	736,945
Noninterest income	345,051	184,732	108,655	269,086	508,325	(2,839)	1,413,010
Noninterest expense	642,421	200,672	256,794	283,043	(1,566)	(2,831)	1,378,533

Net income before taxes	170,998	104,722	(152,501)	67,193	551,872	29,138	771,422
Provision for income taxes[3]	60,306	29,876	(61,377)	23,517	171,216	7,522	231,060

Net income (loss)	$110,692	$74,846	($91,124)	$43,676	$380,656	$21,616	$540,362

	Three Months Ended June 30, 2007
(Dollars in thousands)	Retail and Commercial	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,994,607	$38,291,705	$47,866,726	$8,940,523	$24,236,214	$1,666,682	$179,996,457
Average total liabilities	84,907,559	11,563,076	3,209,740	10,450,827	51,825,627	111,526	162,068,355
Average total equity	-	-	-	-	-	17,928,102	17,928,102

Net interest income	$707,200	$135,679	$134,382	$87,723	($51,691)	$181,991	$1,195,284
Fully taxable-equivalent adjustment (FTE)	9,311	11,078	-	12	4,237	30	24,668

Net interest income (FTE)[1]	716,511	146,757	134,382	87,735	(47,454)	182,021	1,219,952
Provision for loan losses[2]	56,688	15,587	13,051	2,951	(20)	16,423	104,680

Net interest income after provision for loan losses	659,823	131,170	121,331	84,784	(47,434)	165,598	1,115,272
Noninterest income	301,239	225,602	136,932	250,259	245,604	(5,014)	1,154,622
Noninterest expense	648,743	195,758	197,173	249,422	(34,923)	(4,979)	1,251,194

Total contribution before taxes	312,319	161,014	61,090	85,621	233,093	165,563	1,018,700
Provision for income taxes[3]	112,772	42,305	19,613	31,739	80,885	49,955	337,269

Net income	$199,547	$118,709	$41,477	$53,882	$152,208	$115,608	$681,431

[1]	Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the segments.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months Ended June 30, 2008
(Dollars in thousands)	Retail and Commercial	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,701,307	$44,170,590	$43,098,260	$8,927,369	$20,900,794	$434,516	$176,232,836
Average total liabilities	85,078,465	16,849,386	2,745,266	10,301,810	43,269,792	(89,353)	158,155,366
Average total equity	-	-	-	-	-	18,077,470	18,077,470

Net interest income	$1,262,592	$242,175	$254,276	$163,758	$41,680	$332,102	$2,296,583
Fully taxable-equivalent adjustment (FTE)	17,233	29,350	-	19	9,630	(1)	56,231

Net interest income (FTE)[1]	1,279,825	271,525	254,276	163,777	51,310	332,101	2,352,814
Provision for loan losses[2]	363,349	23,257	226,263	7,663	(673)	388,190	1,008,049

Net interest income after provision for loan losses	916,476	248,268	28,013	156,114	51,983	(56,089)	1,344,765
Noninterest income	669,012	358,254	240,775	600,440	611,155	(9,124)	2,470,512
Noninterest expense	1,270,526	401,220	477,085	525,327	(31,378)	(9,103)	2,633,677

Net income before taxes	314,962	205,302	(208,297)	231,227	694,516	(56,110)	1,181,600
Provision for income taxes[3]	110,721	43,430	(85,903)	83,199	207,789	(8,553)	350,683

Net income (loss)	$204,241	$161,872	($122,394)	$148,028	$486,727	($47,557)	$830,917

	Six Months Ended June 30, 2007
(Dollars in thousands)	Retail and Commercial	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,896,038	$38,280,872	$46,076,712	$9,000,934	$26,725,239	$1,767,446	$180,747,241
Average total liabilities	85,180,040	11,442,981	2,748,331	10,436,854	53,096,912	17,306	162,922,424
Average total equity	-	-	-	-	-	17,824,817	17,824,817

Net interest income	$1,410,714	$269,688	$263,974	$177,787	($92,772)	$330,452	$2,359,843
Fully taxable-equivalent adjustment (FTE)	18,760	21,142	-	28	8,421	30	48,381

Net interest income (FTE)[1]	1,429,474	290,830	263,974	177,815	(84,351)	330,482	2,408,224
Provision for loan losses[2]	105,382	18,395	23,260	4,011	137	9,936	161,121

Net interest income after provision for loan losses	1,324,092	272,435	240,714	173,804	(84,488)	320,546	2,247,103
Noninterest income	597,566	394,287	175,415	535,936	339,276	(8,952)	2,033,528
Noninterest expense	1,292,575	386,851	349,500	517,086	(49,923)	(8,898)	2,487,191

Total contribution before taxes	629,083	279,871	66,629	192,654	304,711	320,492	1,793,440
Provision for income taxes[3]	227,752	68,520	18,259	70,695	96,588	108,899	590,713

Net income	$401,331	$211,351	$48,370	$121,959	$208,123	$211,593	$1,202,727

[1]	Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the segments.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Note 15-Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2008	2007	2008	2007
Comprehensive income:
Net income	$540,362	$681,431	$830,917	$1,202,727
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	(751,495)	(190,759)	(649,700)	(191,381)
Change in unrealized gains (losses) on derivatives, net of taxes	(238,930)	(79,184)	(43,277)	(75,256)
Change related to employee benefit plans, net of taxes	3,451	5,605	7,763	34,495

Total comprehensive income (loss)	($446,612)	$417,093	$145,703	$970,585

The components of accumulated other comprehensive income were as follows:

(Dollars in thousands)	June 30 2008	December 31 2007
Unrealized net gain on available for sale securities	$1,044,247	$1,693,947
Unrealized net gain on derivative financial instruments	115,351	158,628
Employee benefit plans	(237,663)	(245,426)

Total accumulated other comprehensive income	$921,935	$1,607,149

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 16-Severance Expense

In 2007, the Company initiated its E2 Efficiency and Productivity Program (“E2”). E2 includes a series of initiatives aimed at reducing the Company’s expense growth. As part of the E2 Program, the Company is reviewing its organizational design in order to achieve scalability in its core processes, reduce redundant and overlapping activities, and reduce complexity in the organizational structure. In 2007, the Company recognized severance expense of $45.0 million relating to approximately 2,400 positions expected to be eliminated through 2007 and 2008. As of June 30, 2008, accrued severance expense was $9.0 million. Severance expense was classified as other noninterest expense in the Consolidated Statements of Income and was recorded within the Corporate Other and Treasury line of business.

Note 17-Investment in Common Shares of The Coca-Cola Company

The Company recently completed the following three-part strategy with respect to its remaining 43.6 million common shares of Coke: (i) a market sale of 10 million shares (see Note 3 “Securities Available for Sale,” to the Consolidated Financial Statements), (ii) a charitable contribution of approximately 3.6 million shares to the SunTrust Foundation and (iii) the execution of equity forward agreements on 30 million shares.

A consolidated subsidiary of SunTrust Banks, Inc. owns approximately 22.9 million Coke shares and a consolidated subsidiary of SunTrust Bank owns approximately 7.1 million Coke shares. These 30 million Coke shares had a total fair value of approximately $1.56 billion at June 30, 2008 and a de minimis cost basis. These two subsidiaries entered into separate equity forward agreements (the “Agreements”) on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Contemporaneously with entering into the Agreements, SunTrust Banks Inc. and SunTrust Bank each issued a senior floating rate note (the “Notes”) to the Counterparty.

The Federal Reserve, the Company’s primary banking regulator, granted permission to include the minimum proceeds from the Agreements as Tier 1 Capital based on the terms of the Agreements and the Notes. As a result, the Company was permitted to recognize an estimated $728 million, or 43 basis points, of additional Tier 1 Capital, based on June 30, 2008 risk weighted assets, upon the effective date of the Agreements, which was July 15, 2008. This $728 million is the estimated tax-adjusted amount that the Company will receive from settling the Agreements for the minimum amount payable to the Company under the Agreements (approximately $1.16 billion).

The Agreements

The Agreements are comprised of two components: variable forward agreements and share forward agreements. The Agreements, in their entirety, are derivative financial instruments based on the criteria in SFAS No. 133. During their approximate six and a half and seven year terms, respectively, the Agreements provide the Company with a hedge of the market price of Coke based on the strike prices of the equity collars embedded in the variable forward agreements. The Agreements effectively ensure that the Company will be able to sell the 30 million Coke shares at a price no less than approximately $38.67 per share, while permitting participation in any future appreciation in the value of the Coke shares up to approximately $66.02 per share on 22.9 million shares and $65.72 per share on 7.1 million shares. These per share strike prices were set based on the daily volume weighted average price (“VWAP”) of Coke over a defined number of trading days prior to the effective date.

The Agreements resulted in zero cost equity collars pursuant to the provisions of SFAS No. 133. The terms of the equity collars provide for cash settlement if the settlement price of Coke shares is at or below the put strike price and, in all other cases, the Company may elect either cash or physical settlement. The share forward agreements provide the Company the right, but not the obligation, to sell to the Counterparty, at prevailing market prices at the time of settlement, any of the 30 million Coke shares that are not delivered to the Counterparty in settlement of the variable forward agreements. The Company expects to sell all of the Coke shares upon settlement or early termination of the Agreements, either under the terms of the Agreements or through another market transaction.

The Agreements contain a stated dividend schedule, with an assumed growth rate of quarterly Coke dividends based on current market dividends at the time of the trade, and a true-up feature in the event actual dividends are different from expected amounts. Should actual dividends differ from the dividend schedule in the Agreements, the differential will accrue to either the Company or Counterparty, as appropriate, and the net of all such adjustments will increase or decrease the amounts payable to the Company upon settlement of the Agreements.

The Agreements may also terminate earlier upon certain events of default, extraordinary events regarding Coke, adverse regulatory changes for the Company or the Counterparty, and other typical termination events. In such event, the termination price is the higher of fair value upon termination or intrinsic value. In addition, the Company may early terminate the Agreements at their fair values at

Notes to Consolidated Financial Statements (Unaudited)-Continued

any time, subject to approval by the Federal Reserve. The settlement provisions are the same as would occur upon maturity, with either cash or physical settlement at the Company’s election (subject to required cash settlement if the settlement price of the Coke shares is at or below the strike price of the purchased put).

Execution of the Agreements (including the pledges of the Coke shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke shares under US GAAP for several reasons, including that ownership of the shares was not legally transferred to the Counterparty.

In accordance with the provisions of SFAS No. 133, the Company has designated the Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke shares for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke shares under the Agreements, the Company has asserted that it is probable, as defined by SFAS No. 133, that it will sell all of its Coke shares at or around the settlement date of the Agreements. The Federal Reserve’s approval for Tier 1 Capital was significantly based on this expected disposition of the Coke shares under the Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company will assess hedge effectiveness and measure hedge ineffectiveness, with the effective portion of the changes in fair value of the Agreements generally recorded in accumulated other comprehensive income and any ineffective portions generally recorded in trading gains and losses. None of the components of the Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. Other than potential measured hedge ineffectiveness, no amounts will be reclassified from accumulated other comprehensive income over the next twelve months and any remaining amounts recorded in accumulated other comprehensive income will be reclassified to earnings when the probable forecasted sales of the Coke shares occur.

The Agreements are Level 3 instruments within the fair value hierarchy of SFAS No. 157, due to the unobservability of a significant assumption used to value these instruments. Because the valuation of the Agreements is primarily driven by the embedded equity collars on the Coke shares, the Company utilizes a Black-Scholes model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke, interest rates and the dividend rate on Coke. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenure until settlement. Because the Agreements carry initial terms of approximately six and a half and seven years and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, shorter-term, observable volatility measures are appropriately adjusted to reflect the terms of the Agreements, similar to the adjustments that the Company believes market participants would make. Because the strike prices on the equity collars were based on the cumulative number of shares and the price of the Coke shares executed during the VWAP period, both of which changed each day, such that the strike prices would not be established until completion of the VWAP period, and the collars resulted in zero cost collars on the trade date, June 26, 2008, the estimated fair value of the collars was insignificant as of June 30, 2008.

The Notes

Contemporaneously with entering into the Agreements, SunTrust Banks Inc. and SunTrust Bank issued approximately $885 million and $275 million of Notes, respectively, to the Counterparty, which each carry a variable coupon rate of one month LIBOR plus a fixed spread and are scheduled to mature in 2018 and 2017, respectively. The Notes have been pledged by the Counterparty to secure its obligations under the Agreements.

Upon or after settlement of the Agreements, the interest rates on the Notes will be reset to then-current market rates based on either a remarketing process or dealer quotations, depending on whether any Notes are then owned by the Counterparty. In the event of a remarketing, Notes owned by the Counterparty or its affiliates would be separately remarketed in whole, but not in part, by a wholly-owned broker-dealer subsidiary of SunTrust Banks Inc., as remarketing agent, by soliciting bids from third parties using commercially reasonable efforts. If successful, the remarketings would result in third parties purchasing the Notes from the Counterparty at par at a floating interest rate and a credit spread that should approximate the then-current market rates for debt of the Company with similar terms. If the first remarketing fails, meaning that no bidders are willing to bid for the Notes at rates that would deliver par proceeds to the Counterparty, the Company must collateralize the Notes. The interest rate on any Notes not owned by the Counterparty or its affiliates would be reset through a dealer quotation process (in lieu of a remarketing) to a rate determined by reference to the then-current market rates on the Company’s senior unsecured debt of like remaining tenor.

The terms of the Notes provide for an interest rate make-whole payment to potentially be paid by the Company to the Counterparty upon the occurrence of certain events that result in either an accelerated remarketing of the Notes or an early acceleration of the maturity of the Notes. The make-whole is paid with respect to an acceleration of the Note principal upon the occurrence of certain

Notes to Consolidated Financial Statements (Unaudited)-Continued

events of default under the Note, which are typical events of default commonly found in debt instruments (such as the failure by the Company to pay interest or principal when due, or the insolvency of the Company) or in relation to a failure to post collateral, if required. All such events that could trigger a make-whole payment by the Company are currently remote of occurring.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this report may contain forward-looking statements. Statements that do not describe historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements involve significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found beginning on page 5 of our 2007 Annual Report on Form 10-K and elsewhere in our periodic reports and Current Reports on Form 8-K. Those factors include: as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; our financial instruments carried at fair value expose us to certain market risks; changes in market interest rates or capital markets could adversely affect our revenues and expenses, the values of assets and obligations, costs of capital, or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking, which subjects us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business; we rely on other companies for key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenues, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing profit margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; our ability to receive dividends from our subsidiaries accounts for most of our revenues and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of residential real estate may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, may continue to adversely impact us; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, if these individuals leave or change roles without effective replacements, operations may suffer; we may be unable to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and methods are critical to how we report financial condition and results of operations, and may require management to make estimates about matters that are uncertain; our stock price can be volatile; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our disclosure controls and procedures may fail to prevent or detect all errors or acts of fraud; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage markets may continue to adversely affect us; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition; the Company’s revenues derived from our investment securities may be volatile and subject to a variety of risks; we may enter into transactions with affiliated off-balance sheet entities or our subsidiaries; and we are subject to market risk associated with our asset management and commercial paper conduit business.

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under four business segments: Retail and Commercial, Wholesale Banking, Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services. As of June 30, 2008, we had 1,699 full-service branches, including 325 in-store branches, and continue to leverage technology to provide customers the convenience of banking on the Internet, through 2,506 automated teller machines and via twenty-four hour telebanking.

The following analysis of our financial performance for the three and six months ended June 30, 2008 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document, our 2007 Annual Report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2008. Certain reclassifications may be made to prior year financial statements and related information to conform them to the 2008 presentation. Effective May 1, 2008, we acquired GB&T Bancshares, Inc. (“GB&T”). The results of operations of GB&T were included with ours beginning May 1, 2008. Prior periods do not reflect the impact of the merger. In Management’s Discussion and Analysis, net interest income, net interest margin and the efficiency ratios are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Reconcilements for all non-US GAAP measures are provided on pages 41 through 42.

EXECUTIVE OVERVIEW

During the second quarter, macro-economic conditions continued to negatively impact credit quality, especially in the consumer sector. The financial markets remained volatile, but we began to see some liquidity return to the bond market, which helped bring some stabilization and rationalization to the pricing of financial securities. During the quarter, we grew loans and deposits, expanded net interest margin, and improved certain fee income categories. Further, tightly managed growth of core operating expenses reflected the continuing success of our ongoing program to improve efficiency and productivity, although expenses continue to be pressured by credit-related costs. We also completed our acquisition of GB&T and have begun the integration process.

Despite the slight improvement in the bond market, the equity markets experienced steep declines, especially in June, as the economic outlook worsened due to record oil prices, inflation fears, and weak consumer reports. Concerns regarding increased credit losses from the weakening economy caused many peer banks to raise dilutive capital and cut dividends during the quarter.

Our capital position solidified during the quarter as we completed three separate transactions to optimize our long-term holdings of The Coca-Cola Company (“Coke”) common stock. During the second quarter of 2008, we sold 10 million shares of Coke stock, recognizing a $345 million after-tax gain, which strengthened our Tier 1 Capital position by 20 basis points. In addition, we received Federal Reserve approval, and in July completed a Tier 1 Capital transaction involving 30 million shares of Coke common stock, which generated approximately 43 basis points in proforma June 30, 2008 additional Tier 1 Capital. Lastly, in July we contributed 3.6 million shares of Coke common stock to our charitable foundation, which will reduce ongoing charitable contribution expense and increase Tier 1 Capital by approximately 4 basis points. Collectively, these transactions are estimated to have increased Tier 1 capital by 67 basis points. See “Investment in Common Shares of The Coca-Cola Company” in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis (“MD&A”) for additional discussion.

We reduced our exposure to distressed securities purchased from affiliates in the fourth quarter of 2007 by an additional 50% to less than $800 million at quarter end and recorded approximately $7 million in net mark to market gains on these securities during the quarter. Due to an improvement in our credit spread, the change in the fair value of our publicly-traded debt and related hedges resulted in a net market valuation loss of $102.6 million.

We reported net income available to common shareholders for the second quarter of 2008 of $535.3 million, or $1.53 per average common diluted share, compared to $673.9 million, or $1.89 per average common diluted share, in the second quarter of 2007. Net income available to common shareholders for the first six months of 2008 was $818.8 million, or $2.35 per average common diluted share, compared to $1,187.8 million, or $3.33 per average common diluted share for the six months ended June 30, 2007. Growth in core business revenues coupled with disciplined expense management were more than offset by increased credit costs associated with the continued deterioration in the housing market, impairment of a customer base intangible asset, as well as net mark to market valuation losses related to our publicly-traded debt and related hedges. Positively impacting the first six months of 2008 were a gain on the sale of Coke common stock, gain on sale of a nonstrategic operating subsidiary, gain from our interest in Visa, Inc. (“Visa”) and the sale of our remaining interest in Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”) and certain bank-owned real estate. The three and six month results for 2007 include a $234.8 million pre-tax gain from the sale of 4.5 million shares of Coke stock in the second quarter of 2007.

Fully taxable-equivalent net interest income was $1,185.0 million for the second quarter of 2008, a decrease of $35.0 million, or 2.9%, from the second quarter of 2007. Average earning assets declined $5.1 billion, or 3.2%, primarily due to a reduction in interest earning trading assets and loans held for sale, partially offset by growth in commercial loans. Net interest margin increased three basis points in the second quarter of 2008 to 3.13% from 3.10% in the second quarter of 2007. The increase in net interest margin and the decrease in earning assets was largely the result of balance sheet management strategies executed in the first half of 2007. On a sequential quarter basis, net interest margin increased six basis points, as the decline in funding costs exceeded the decline in asset yields.

Fully taxable-equivalent net interest income for the six months ended June 30, 2008 was $2,352.8 million, a decrease of $55.4 million, or 2.3%, from the same period in 2007. However, net interest margin improved four basis points as balance sheet management strategies executed in 2007 led to a $5.8 billion decline in average earning assets, namely loans held for sale and interest bearing trading assets, which was partially offset by growth in commercial loans.

Provision for loan losses was $448.0 million in the second quarter of 2008, an increase of $343.3 million from the same period of the prior year. The provision for loan losses was $125.4 million higher than net charge-offs of $322.6 million for the second quarter of 2008 adding approximately ten basis points to the allowance for loan and lease losses (“ALLL”), while the consolidation of GB&T accounted for the remaining ALLL increase during the second quarter of 2008. The ALLL increased $546.9 million, or 42.6%, from December 31, 2007. As of June 30, 2008, ALLL was 1.46% of total loans compared to 1.05% as of December 31, 2007. The ALLL as of June 30, 2008 represented 72.0% of period end nonperforming loans, the majority of which were mortgages secured by residential real estate. The increase in provision for loan losses and resulting increase in the ratio of ALLL to total loans outstanding is reflective of declining real estate values and the associated deterioration in real estate-related loan portfolios, as well as the increase in the size of the loan portfolio. Annualized net charge-offs to average loans were 1.04% for the second quarter of 2008 compared to 0.30% for the same period last year and 0.97% for the quarter ending March 31, 2008. We continued to record provision for loan losses at elevated levels in the second quarter of 2008 relative to 2007. Provision was down from the first quarter of 2008, as net charge-offs increased less than expected and slowing deterioration in the portfolio necessitated a lower level of reserve building.

Noninterest income increased $258.4 million, or 22.4%, from the second quarter of 2007, driven by incremental securities gains, double digit growth in service charges on deposit accounts and card fees, partially offset by a decline in trading account profits and commissions related to valuation losses on the publicly-traded debt and related hedges, and lower mortgage-related income. Results for the second quarter of 2008 included the gain on the sale of Coke stock of $548.8 million and a $29.6 million gain on sale of the First Mercantile Trust Company (“First Mercantile Trust”), a retirement plan services subsidiary, as compared to the second quarter of 2007, which included a gain on the sale of Coke stock of $234.8 million and private equity gains, the largest of which was $23.4 million. The increase was partially offset by the $102.6 million market valuation loss related to our publicly-traded debt and related hedges carried at fair value and declines in combined mortgage income. Mortgage production income was $63.5 million in the second quarter of 2008 as compared to $64.3 million in the second quarter of 2007. Lower loan production and related fees were offset by higher fee recognition due to the elimination of the SFAS No. 91 income deferral upon adoption of SFAS No. 159 during the second quarter of 2007. In addition, we recognized valuation losses in the second quarter of 2007, primarily on the Alt-A loans held in the warehouse. Mortgage servicing-related income in the second quarter of 2008 declined $13.0 million primarily due to an $11.7 million gain on the sale of mortgage servicing rights during the second quarter of 2007.

For the first six months of 2008, noninterest income increased $437.0 million, or 21.5%, from $2,033.5 million for the same period last year. In addition to the quarterly factors described above, results for the first six months of 2008 included a $86.3 million gain on Visa’s initial public offering, an incremental $57.1 million gain on disposition of our interest in Lighthouse Investment Partners, and a $37.0 million net gain on sale/leaseback of corporate owned real estate. Partially offsetting these gains were securities losses recorded in the first quarter of 2008 of $64.1 million in conjunction with available for sale securities that were determined to be other than temporarily impaired, as well as a decline in trading account profits and commissions primarily related to valuation losses on trading assets that were acquired in late 2007, net of valuation gains on publicly-traded debt and related hedges. In 2007, $81.0 million of trading gains were recognized related to financial assets and liabilities that we elected to record at fair value in connection with the adoption of SFAS No. 159. Mortgage production income increased 167.8% over the first six months of 2007 due to the earlier recognition of servicing rights and origination fees in accordance with recently adopted accounting standards partially offset by a 48% decline in loan production. The prior period also included $42.2 million of income reductions recorded in conjunction with our election to record certain loans held for sale at fair value.

Noninterest expense was $1,378.5 million for the second quarter of 2008, an increase of $127.3 million, or 10.2%, from the same period of the prior year. The increase was primarily due to a $45.0 million impairment charge taken in the second quarter of 2008 on a client-related intangible asset and a $69.5 million increase in credit related expenses. For the first six months of 2008, noninterest expense was $2,633.7 million, an increase of $146.5 million, or 5.9%, from $2,487.2 million for the same period in 2007. In addition to the quarterly factors described above, the increase was also due to our election during the second quarter of 2007 to record certain newly-originated mortgage loans held for sale at fair value, which resulted in an approximate $66.1 million increase in compensation expense, as origination costs associated with these loans are no longer deferred. Other factors contributing to the increase were an increase in credit-related costs and the net cost of early retirement of debt. Offsetting these increases was a $39.1 million reversal of a portion of the accrued liability associated with Visa litigation, for which we recorded $76.9 million in the fourth quarter of 2007.

The Tier 1 Capital and Total Capital ratios improved from 6.93% and 10.30%, respectively, at December 31, 2007 to 7.47% and 10.85% at June 30, 2008. The primary driver of the increase was the second quarter sale of 10 million shares of Coke common stock, which increased Tier 1 Capital in the second quarter by approximately $345 million, or 20 basis points. In addition, on March 4, 2008, we issued $685 million of trust preferred securities, which qualified as Tier 1 Capital, and on March 17, 2008, we issued $500 million of subordinated notes, which favorably impacted our Total Capital ratio.

In July, we executed the remaining aspects of the capital strategy to optimize our holdings of the Coke common stock, which strengthened our Tier 1 Capital position by an additional 47 basis points, resulting in an adjusted proforma Tier 1 Capital ratio of 7.94% as of June 30, 2008. We executed a transaction involving 30 million shares of Coke stock, generating 43 basis points in proforma June 30, 2008 Federal Reserve approved Tier 1 Capital. In addition, in July 2008 we contributed our remaining 3.6 million shares to the SunTrust Foundation. This contribution will allow the legacy of our relationship with The Coca-Cola Company to benefit communities for years to come, while simultaneously reducing ongoing charitable contribution expense. The contribution has resulted in an increase in Tier 1 Capital during the third quarter of approximately $68.5 million, or an estimated 4 basis points in proforma June 30, 2008 Tier 1 Capital. These transactions are also expected to increase the Total Capital ratio from an estimated 10.85% as of June 30, 2008 to 10.96%.

Provision for income taxes decreased $109.8 million, or 35.1%, for the three months ended June 30, 2008, as compared to the same period in 2007. For the six months ended June 30, 2008, provision for income taxes decreased $247.9 million, or 45.7%, compared to the same period in 2007. The decreases were primarily attributable to a lower level of earnings.

Selected Quarterly Financial Data	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data) (Unaudited)	2008	2007	2008	2007
Summary of Operations
Interest, fees and dividend income	$2,066.4	$2,543.9	$4,324.7	$5,071.9
Interest expense	909.7	1,348.6	2,028.1	2,712.1

Net interest income	1,156.7	1,195.3	2,296.6	2,359.8
Provision for loan losses	448.0	104.7	1,008.0	161.1

Net interest income after provision for loan losses	708.7	1,090.6	1,288.6	2,198.7
Noninterest income	1,413.0	1,154.6	2,470.5	2,033.5
Noninterest expense	1,378.5	1,251.2	2,633.7	2,487.2

Income before provision for income taxes	743.2	994.0	1,125.4	1,745.0
Provision for income taxes	202.8	312.6	294.5	542.3

Net income	540.4	681.4	830.9	1,202.7
Preferred stock dividends	5.1	7.5	12.1	14.9

Net income available to common shareholders	$535.3	$673.9	$818.8	$1,187.8

Net interest income - FTE	$1,185.0	$1,220.0	$2,352.8	$2,408.2
Total revenue - FTE	2,598.0	2,374.6	4,823.3	4,441.7
Total revenue - FTE excluding securities (gains)/losses, net	2,048.2	2,138.2	4,334.1	4,205.3
Net income per average common share:
Diluted	1.53	1.89	2.35	3.33
Basic	1.53	1.91	2.36	3.37
Dividends paid per average common share	0.77	0.73	1.54	1.46
Book value per common share	49.24	48.33
Market price:
High	60.80	94.18	70.00	94.18
Low	32.34	78.16	32.34	78.16
Close	36.22	85.74	36.22	85.74

Selected Average Balances
Total assets	$175,548.8	$179,996.5	$176,232.8	$180,747.2
Earning assets	152,483.0	157,594.2	152,743.3	158,528.7
Loans	125,191.9	118,164.6	124,227.5	119,830.5
Consumer and commercial deposits	101,727.0	97,926.3	101,447.6	97,859.6
Brokered and foreign deposits	15,068.3	23,983.4	15,268.4	25,341.2
Total shareholders' equity	18,093.2	17,928.1	18,077.5	17,824.8
Average common shares - diluted (thousands)	349,783	356,008	348,927	356,608
Average common shares - basic (thousands)	348,714	351,987	347,647	352,713

Financial Ratios (Annualized)
Return on average total assets	1.24%	1.52%	0.95%	1.34%
Return on average assets less net unrealized securities gains	0.42	1.18	0.57	1.16
Return on average common shareholders' equity	12.24	15.51	9.37	13.83
Return on average realized common shareholders' equity	4.36	12.71	6.02	12.63
Net interest margin	3.13	3.10	3.10	3.06
Efficiency ratio	53.06	52.69	54.60	56.00
Tangible efficiency ratio	50.57	51.64	52.83	54.91
Tangible equity to tangible assets	6.24	5.85
Total average shareholders' equity to average assets	10.31	9.96	10.26	9.86

Capital Adequacy
Tier 1 capital ratio	7.47%	7.49%
Total capital ratio	10.85	10.67
Tier 1 leverage ratio	7.54	7.11

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data) (Unaudited)	2008	2007	2008	2007
Reconcilement of Non US GAAP Financial Measures
Net income	$540.4	$681.4	$830.9	$1,202.7
Securities (gains)/losses, net of tax	(345.9)	(146.6)	(308.2)	(146.6)

Net income excluding net securities (gains)/losses	194.5	534.8	522.7	1,056.1
Coke stock dividend, net of tax	(14.7)	(13.2)	(29.5)	(27.8)

Net income excluding net securities (gains)/losses and the Coke stock dividend	179.8	521.6	493.2	1,028.3
Preferred stock dividends	5.1	7.5	12.1	14.9

Net income available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	$174.7	$514.1	$481.1	$1,013.4

Efficiency ratio [1]	53.06%	52.69%	54.60%	56.00%
Impact of excluding amortization/impairment of intangible assets	(2.49)	(1.05)	(1.77)	(1.09)

Tangible efficiency ratio [2]	50.57%	51.64%	52.83%	54.91%

Total average assets	$175,548.8	$179,996.5	$176,232.8	$180,747.2
Average net unrealized securities gains	(2,296.0)	(2,398.7)	(2,374.9)	(2,352.2)

Average assets less net unrealized securities gains	$173,252.8	$177,597.8	$173,857.9	$178,395.0

Total average common shareholders' equity	$17,593.2	$17,428.1	$17,577.5	$17,324.8
Average accumulated other comprehensive income	(1,488.3)	(1,206.5)	(1,510.9)	(1,140.9)

Total average realized common shareholders' equity	$16,104.9	$16,221.6	$16,066.6	$16,183.9

Return on average total assets	1.24%	1.52%	0.95%	1.34%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.82)	(0.34)	(0.38)	(0.18)

Return on average total assets less net unrealized securities gains [3]	0.42%	1.18%	0.57%	1.16%

Return on average common shareholders' equity	12.24%	15.51%	9.37%	13.83%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(7.88)	(2.80)	(3.35)	(1.20)

Return on average realized common shareholders’ equity [4]	4.36%	12.71%	6.02%	12.63%

Net interest income	$1,156.7	$1,195.3	$2,296.6	$2,359.8
FTE adjustment	28.3	24.7	56.2	48.4

Net interest income—FTE	1,185.0	1,220.0	2,352.8	2,408.2
Noninterest income	1,413.0	1,154.6	2,470.5	2,033.5

Total revenue—FTE	2,598.0	2,374.6	4,823.3	4,441.7
Securities (gains)/losses, net	(549.8)	(236.4)	(489.2)	(236.4)

Total revenue—FTE excluding securities (gains)/losses, net [5]	$2,048.2	$2,138.2	$4,334.1	$4,205.3

Selected Quarterly Financial Data, continued	Table 1

	As of June 30
(Dollars in millions) (Unaudited)	2008	2007
Total shareholders' equity	$17,907.1	$17,368.9
Goodwill	(7,056.0)	(6,897.1)
Other intangible assets including mortgage servicing rights ("MSRs")	(1,442.1)	(1,290.5)
MSRs	1,193.5	942.0

Tangible equity	$10,602.5	$10,123.3

Total assets	$177,232.7	$180,314.4
Goodwill	(7,056.0)	(6,897.1)
Other intangible assets including MSRs	(1,442.1)	(1,290.5)
MSRs	1,193.5	942.0

Tangible assets	$169,928.1	$173,068.8

Tangible equity to tangible assets[6]	6.24%	5.85%

Calculation of Pro Forma Tier 1 Capital
Tier 1 Capital	$12,521.9
Impact of July 15, 2008 Tier 1 Coke Agreements	727.9
Impact of July charitable contribution to SunTrust Foundation	68.5

Pro forma Tier 1 Capital [7]	$13,318.3

Risk Weighted Assets	$167,631.6

Pro forma Tier 1 Capital ratio [7]	7.94%

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

[2]

SunTrust presents a tangible efficiency ratio which excludes the amortization/impairment of intangible assets other than MSRs. The Company believes this measure is useful to investors because, by removing the effect of intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare the Company’s efficiency to other companies in the industry. This measure is utilized by Management to assess the efficiency of the Company and its lines of business.

[3]	Computed by dividing annualized net income, excluding tax effected net securities gains/losses and the Coke stock dividend, by average assets less net unrealized gains/losses on securities.
[4]

Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and the Coke stock dividend, by average realized common shareholders' equity.

[5]

SunTrust presents total revenue- FTE excluding realized securities (gains)/losses, net. The Company believes noninterest income without net securities (gains)/losses is more indicative of the Company's performance because it isolates income that is primarily customer relationship and customer transaction driven and is more indicative of normalized operations.

[6]

SunTrust presents a tangible equity to tangible assets ratio that excludes the impact of purchase accounting intangible assets. The Company believes this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare the Company's capital adequacy to other companies in the industry. This measure is used by Management to analyze capital adequacy.

[7]

SunTrust estimates what Tier 1 Capital would have been if it had completed certain transactions involving the common stock of The Coca-Cola Company prior to the end of the second quarter of 2008. SunTrust estimates such amount in order to facilitate comparisons in Tier 1 Capital levels before and after the completion of such transactions. Investors may find such measure useful since comparison of Tier 1 Capital levels is made more difficult by the timing of those transactions.

INVESTMENT IN COMMON SHARES OF THE COCA-COLA COMPANY

Background

We have owned common shares of Coke since 1919, when one of our predecessor institutions participated in the underwriting of Coke’s initial public offering, and we received common shares of Coke in lieu of underwriting fees. These shares have grown in value over the past 89 years and have been classified as available for sale securities, with unrealized gains, net of tax, recorded as a component of shareholders’ equity. Because of the low accounting cost basis of these shares, we have accumulated significant unrealized gains in shareholders’ equity: as of December 31, 2007, our total holdings of approximately 43.6 million Coke shares had an accounting cost basis of $100,000 and a fair value of approximately $2.7 billion.

We established a target Tier 1 Capital ratio of 7.50% in 2006 and commenced a comprehensive balance sheet review initiative in early 2007 in an effort to improve liquidity and capital efficiency. As part of this initiative, we began to formally evaluate the capital efficiency of our holdings of Coke common shares, as we are prohibited from including the market value of our investment in Coke common shares in Tier 1 Capital in accordance with Federal Reserve capital adequacy rules.

Executed Multi-Step Strategy

As we reported in connection with our financial results for the quarter ended June 30, 2007, we sold 4.5 million Coke shares, or approximately 9% of our holdings at that time, in an open market sale. We also announced publicly that we were evaluating various strategies to address our remaining Coke shares.

We recently completed the following three-part strategy with respect to our remaining 43.6 million common shares of Coke: (i) a market sale of 10 million shares, (ii) a charitable contribution of approximately 3.6 million shares to the SunTrust Foundation and (iii) the execution of equity forward agreements on 30 million shares. Our primary objective in executing these transactions was to optimize the benefits we obtained from our long-term holding of this asset, including the capital treatment by bank regulators.

I.	Market Sale

During the second quarter of 2008, we sold 10 million Coke shares in the market. These sales, which resulted in an increase of approximately $345 million, or approximately 20 basis points, to Tier 1 Capital, generated approximately $549 million in net cash proceeds and an after-tax gain of approximately $345 million that is recorded in our financial results for the quarter ended June 30, 2008. This transaction results in foregone dividend income of approximately $0.04 per share in annual earnings per share and resulted in a current tax liability with a marginal rate of just over 37%.

II.	Contribution to the SunTrust Foundation

In July 2008, we contributed approximately 3.6 million Coke shares to the SunTrust Foundation, which will be reflected as a securities gain and offsetting contribution expense of $183.4 million in our financial results for the quarter ending September 30, 2008. As the gain from this contribution is non-taxable, the only impact to our net income is the release of the deferred tax liability of approximately $69 million. This contribution is estimated to increase Tier 1 Capital in the third quarter by approximately $69 million, or approximately 4 basis points based on risk weighted assets as of June 30, 2008. This gain and resultant increase to Tier 1 Capital will be reflected in our third quarter results, as we had not made any commitments or entered into any other transactions as of June 30, 2008 that would have required us to record this contribution in the second quarter. This contribution results in foregone dividend income of approximately $0.01 per share in annual earnings per share. We expect this contribution to act as an endowment for the SunTrust Foundation to make grants to charities operating within our footprint for years to come and reduce our ongoing charitable contribution expense. This transaction will be treated as a discrete item for income tax provision purposes, and is expected to significantly lower the effective tax rate for the third quarter of 2008.

III.	Equity Forward Agreements

The final piece of the strategy related to the remaining 30 million Coke shares and was completed in July 2008. These 30 million Coke shares had a total fair value of approximately $1.6 billion at June 30, 2008 and a de minimis cost basis.

We entered into two variable forward agreements and share forward agreements effective July 15, 2008 with a major, unaffiliated financial institution (the “Counterparty”) collectively covering our 30 million Coke shares (the “Agreements”). Under the Agreements, we must deliver to the Counterparty at settlement of the variable forward agreements either a variable number of Coke shares or a cash payment in lieu of such shares. The Counterparty is obligated to settle the Agreements for no less than approximately $38.67 per share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”). The share forward agreements give us the right, but not the obligation, to sell to the Counterparty, at prevailing market prices at the time of settlement, any of the 30 million Coke shares which are not delivered to the Counterparty in settlement of the variable forward agreements. The Agreements effectively ensure that we will be able to sell our 30 million Coke shares at a price no less than approximately $38.67 per share, while permitting us to participate in future appreciation in the value of the Coke shares up to approximately $66.02 per share and approximately $65.72 per share, under each of the respective Agreements.

During the terms of the Agreements, and until we sell the 30 million Coke shares, we generally will continue to receive dividends as declared and paid by The Coca-Cola Company and will have the right to vote such shares. However, the amounts payable to us under the Agreements will be adjusted if actual dividends are not equivalent to expected amounts.

Contemporaneously with entering into the Agreements, the Counterparty invested in senior unsecured promissory notes issued by SunTrust Bank and SunTrust Banks, Inc. (collectively, the “Notes”) in a private placement in an aggregate principal amount equal to the Minimum Proceeds. The Notes mature in approximately ten years and bear interest at one-month Libor plus a fixed spread. The Counterparty has pledged the Notes to us, and we have pledged the 30 million Coke shares to the Counterparty, securing each entity’s respective obligations under the Agreements. The pledged Coke shares are held by an independent third-party custodian, and the Counterparty is prohibited under the Agreements from selling, pledging, assigning or otherwise using the pledged Coke shares in its business.

We generally may not prepay the Notes. The interest rate of the Notes will be reset upon or after the settlement of the Agreements, either through a remarketing process or based upon dealer quotations. In the event of an unsuccessful remarketing of the Notes, we would be required to collateralize the Notes and the maturity of the Notes may accelerate to the first anniversary of the settlement of the Agreements. However, we presently believe that it is substantially certain that the Notes will be successfully remarketed.

The Agreements have settlement terms in approximately seven years. However, we have the option to terminate the Agreements earlier with the approval of the Federal Reserve. The Agreements may also terminate earlier upon certain events of default, extraordinary events regarding The Coca-Cola Company and other typical termination events. Upon such early termination, there could be exit costs or gains, such as certain breakage fees including an interest-rate make-whole amount, associated with both the Agreements and the Notes. Such costs or gains may be material but cannot be determined at the present time due to the unlikely occurrence of such events and the number of variables that are unknown. However, the payment of such costs, if any, will not result in us receiving less than the Minimum Proceeds from the Agreements. We expect to sell all of the Coke shares upon settlement of the Agreements, either under the terms of the Agreements or in another market transaction.

The Federal Reserve determined that we may include in Tier 1 Capital, as of the effective date of the Agreements, an amount equal to the Minimum Proceeds minus the deferred tax liability associated with the ultimate sale of the 30 million Coke shares. Accordingly, the Agreements will result in an increase in Tier 1 Capital during the third quarter of approximately $728 million or an estimated 43 basis points based on risk weighted assets as of June 30, 2008. This transaction better enhances shareholder value versus an outright sale due to the deferral of taxes, price appreciation potential, and dividend retention.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Trading Assets	Table 2

Trading assets were as follows:

(Dollars in millions) (Unaudited)	June 30 2008	December 31 2007
U.S. government and agency securities	$4,033.0	$4,133.5
Corporate and other debt securities	2,192.9	2,821.7
Equity securities	90.1	242.7
Mortgage-backed securities	1,308.1	938.9
Derivative contracts	1,849.7	1,977.4
Municipal securities	205.6	171.2
Commercial paper	275.1	2.4
Other securities	192.5	230.6

Total trading assets	$10,147.0	$10,518.4

Trading Assets

Trading assets include loans and investment securities that relate to capital markets trading activities by acting as broker/dealer on behalf of our customers, investment securities that are periodically acquired for corporate balance sheet management purposes, and certain asset-backed securities that were purchased during the fourth quarter of 2007 from affiliates. The $272.7 million increase in Commercial Paper represents normal inventory fluctuation as a result of making markets in this product.

During the second quarter of 2008, we purchased additional trading securities for balance sheet management purposes that are intended to provide an economic hedge to the changes in fair value of our publicly-traded debt that is measured at fair value pursuant to election of the fair value option. As of June 30, 2008, these trading securities include approximately $1 billion of fixed rate agency mortgage-backed securities, which were purchased to mitigate the impact on earnings due to changes in interest rates and approximately $211 million of fixed rate corporate bonds in financial services companies that serve as a hedge to changes in the fair value due to credit spread movements.

The securities acquired during the fourth quarter of 2007 included structured investment vehicles (“SIVs”) that are collateralized by various domestic and foreign assets, residential mortgage-backed securities, including Alt-A and subprime collateral, collateralized debt obligations, and commercial loans, as well as super-senior interests retained from Company-sponsored securitizations. During the first six months of 2008, we recognized approximately $232.4 million in net market valuation losses related to these asset-backed securities. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by approximately $2.1 billion since the end of 2007, making the exposure at June 30, 2008 approximately $0.8 billion. During the current quarter, we recorded $7.0 million net market valuation gains and sold over $600 million in securities and received over $200 million in payments.

Subsequent to June 30, 2008, one collateralized debt obligation was sold and one SIV enforcement proceeding was completed. The dispositions of these assets were at values that approximated their combined June 30, 2008 fair value of $102.1 million given the wide range of pricing estimates pertaining to these securities. We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential mortgage backed securities; however, more than half of the remaining acquired portfolio consists of SIVs undergoing enforcement proceedings, and therefore any significant reduction in the portfolio for the remainder of the year will largely depend on the status of those proceedings. While further losses are possible, our experience during the second quarter reinforces our belief that we have appropriately written these assets down to fair value as of June 30, 2008. Based on the market as a whole in the first six months of 2008, the estimated market value of these securities is based on market information, where available, along with significant, unobservable third-party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly during the remainder of 2008. See “Difficult to Value Financial Assets” included in the MD&A for more information.

Securities Available for Sale	Table 3

	June 30, 2008		December 31, 2007
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$664.2	$666.9	$383.2	$390.4
States and political subdivisions	1,027.1	1,034.2	1,052.6	1,067.3
Asset-backed securities	53.1	50.4	241.7	210.3
Mortgage-backed securities	10,004.9	9,913.3	10,085.8	10,141.2
Corporate bonds	274.6	263.7	232.2	231.3
Common stock of The Coca-Cola Company	0.1	1,745.4	0.1	2,674.4
Other securities[1]	1,438.6	1,444.2	1,543.9	1,549.2

Total securities available for sale	$13,462.6	$15,118.1	$13,539.5	$16,264.1

[1]	Includes $760.7 million and $792.4 million as of June 30, 2008 and December 31, 2007, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

Securities Available for Sale

The securities portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. In the second quarter of 2008, the portfolio size remained relatively stable with cash flow primarily reinvested into longer duration agency mortgage-backed securities. During the second quarter of 2008, $161.1 million of non-agency residential mortgage backed securities collateralized by loans, including subprime and Alt-A, were sold, called, or paid down. We also sold 10 million shares, or 23.1%, of our investment in the common stock of The Coca-Cola Company recognizing a gain of $548.8 million. For additional information on transactions related to our holdings in The Coca-Cola Company, refer to “Investment in Common Shares of The Coca-Cola Company” within this MD&A.

The average yield for the second quarter of 2008 increased to 6.30% compared to 6.07% in the second quarter of 2007 and 6.18% in the first quarter of 2008. The size of the securities portfolio, at fair value, was $15.1 billion as of June 30, 2008, a decrease of $1.1 billion, or 7.0%, from December 31, 2007, due primarily to the sale of Coke stock and secondarily to the decline in the value of the Coke shares. The carrying value of available for sale securities reflected $1.7 billion in net unrealized gains as of June 30, 2008, comprised of a $1.7 billion unrealized gain from our remaining 33.6 million shares of The Coca-Cola Company and a less than $0.1 billion net unrealized loss on the remainder of the portfolio. The portfolio’s effective duration increased to 5.6% as of June 30, 2008 from 3.9% as of December 31, 2007. The increase during the year was caused by slowing prepayments on our mortgage-backed securities portfolio. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in interest rates, taking into consideration embedded options. An effective duration of 5.6% suggests an expected price change of 5.6% for a one percent instantaneous change in interest rates.

The credit quality of the securities portfolio remained strong with approximately 89.2% of the securities rated “AAA,” the highest possible rating by nationally recognized rating agencies. We review all of our securities with unrealized losses for other-than-temporary impairment at least quarterly. During the first quarter of 2008, we recorded $64.1 million in other-than-temporary impairment charges within securities gains/(losses), primarily related to $264.0 million in residential mortgage-backed securities and residual interests in which the default rates and loss severities of the underlying collateral increased significantly during the first quarter. As of June 30, 2008, there were further declines in the market values of certain of those other-than-temporarily impaired securities resulting in a $7.4 million securities loss recognized in the second quarter. No additional securities were considered to be other-than-temporarily impaired during the second quarter. Offsetting these impairment charges was a net gain of $6.7 million from the sale of $116.6 million of the mortgage-backed securities which had been impaired during the first quarter, resulting in net securities losses related to other-than-temporary impairment of $64.8 million recognized in earnings during the six months ended June 30, 2008. The fair value of the remaining securities impaired during the first quarter totaled $32.2 million at June 30, 2008. These securities were valued using third party pricing data, including broker indicative bids. See "Difficult to Value Financial Assets" included in this MD&A for more information. The net securities gains of $236.4 million for the three and six month periods ended June 30, 2007 almost entirely related to the sale of 4.5 million Coke shares in the second quarter of 2007.

Long Term Debt

We have elected to carry at fair value $3.8 billion of our publicly-issued, fixed rate debt. The debt consists of a number of different issuances that carry coupon rates ranging from 5.00% to 7.75%, resulting in a weighted-average rate of 5.93%, and maturities from May 1, 2010 through April 1, 2020, resulting in a weighted-average life of 6.4 years. During the quarter and six months ended June 30, 2008, we recognized net losses of $102.6 million and net gains of $137.5 million, respectively, in trading gains/(losses) associated with the fair value changes in the debt and related derivatives and trading securities that provide an economic offset to the change in the value of the debt. Our credit spread tightened during April, which resulted in the disclosure in our first quarter Form 10-Q of the potential $130 million net loss; however, our credit spread widened in June in connection with the deterioration of the broader markets, resulting in the net loss of $102.6 million for the quarter ended June 30, 2008. Overall, our credit spread widened for the six months ended June 30, 2008, resulting in the recognition of trading gains. Further fluctuations in our credit spreads and asset-backed securities’ values are likely to occur in the future based on instrument specific and broader market conditions.

To mitigate the prospective impact of spread tightening, we have repurchased a portion of our fair value debt for approximately $234.6 million as of June 30, 2008 and may purchase a limited amount of additional debt on an opportunistic basis. We also hold approximately $211 million of fixed rate corporate bonds referencing financial services companies to provide some level of offset to the changes in our credit spreads. We entered into pay fixed/receive float interest rate swaps to offset the changes in fair value of those corporate bonds due to interest rate movement. To mitigate the impact of fair value changes on our debt due to interest rate movement, we generally enter into interest rate swaps; however, during the quarter ended June 30, 2008, we terminated approximately $1 billion in notional value of receive fixed/pay float interest rate swaps and purchased approximately $1 billion of fixed rate agency mortgage-backed securities to achieve this offset in interest rates. See the "Trading Assets" section included in the MD&A for more information. We value this debt using broker quotes derived from market data of recent observable trades, as well as indications from buy side investors. We validate the valuation by obtaining quotes from a third party pricing service and additional brokers. The debt is classified as a Level 2 instrument in the fair value hierarchy.

Difficult to Value Financial Assets

Fair value is the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes included in our balance sheet. We are required to use observable inputs, to the extent available, in the fair value estimation process unless that data results from forced liquidations or distressed sales. When available, we will obtain third party broker quotes or observable market pricing data, as this level of evidence is the strongest support for the fair value of these instruments, absent current security specific market activity. Despite our best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available and thus, increased the degree to which significant unobservable inputs have been utilized in our valuation procedures, largely with respect to certain types of loans and securities. This decrease in observability of market data began in the third quarter of 2007 and persisted through the first half of 2008.

We used significant unobservable inputs (Level 3) to fair value certain trading assets, securities available for sale, portfolio loans accounted for at fair value, interest rate lock commitments (“IRLCs”) and loans held for sale. The table below discloses financial assets that have been impacted by Level 3 fair value determinations.

Table 4

	As of
(Dollars in millions) (unaudited)	June 30, 2008	December 31, 2007
Trading assets	$880.2	$2,950.1
Securities available for sale	986.6	869.7
Loans held for sale	476.0	481.3
Loans	352.3	220.8
IRLCs [1]	38.8	-

Total level 3 assets	$2,733.9	$4,521.9

Total assets	$177,232.7	$179,573.9

Total assets measured at fair value	$29,456.3	$33,397.8

Level 3 assets as a percent of total assets	1.5%	2.5%

Level 3 assets as a percent of total assets measured at fair value	9.3	13.5

[1]	Beginning in the first quarter of 2008, we classified IRLCs on residential mortgage loans held for sale on a gross basis within other liabilities and other assets.

Securities Available for Sale and Trading Assets

The broad credit crisis that was triggered by the 2007 subprime melt-down initially appeared to have stabilized somewhat for non-home equity related assets during the second quarter of 2008. Relief was provided at the beginning of the second quarter as balance sheet constraints and the technical pressure from first quarter distressed liquidations of structured products temporarily subsided, thereby creating liquidity in the market. However, for home equity related assets, limited market liquidity remained and portfolio liquidations, home price depreciation, increased delinquency and default performance, continued rating agency downgrades on both the security and related monoline insurers, and a worsening economy caused by broad macroeconomic factors beyond the real estate downturn ultimately forced secondary market prices back down on most mortgage-backed and CDO products in the latter part of the second quarter. This was particularly evident in lower rated subordinate tranches, as estimated losses continued to climb higher in the capital structures. In contrast to mortgage related products, there was relative stability in corporate credit exposures. Spreads on structured products collateralized by commercial loans finished the quarter at roughly the same level as the beginning of the quarter. Due to the significant credit spread widening experienced during the first quarter, the year to date results for commercial and corporate securities resulted in overall price declines for the first six months of 2008.

Our Level 3 securities available for sale include instruments totaling $820 million at June 30, 2008 that consisted of Federal Home Loan Bank and Federal Reserve Bank stock, as well as certain municipal bond securities, which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. The remaining Level 3 securities, both trading assets and available for sale securities, are predominantly residual interests retained from Company-sponsored securitizations of commercial loans, structured asset sales participations, investments in SIVs, and mortgage-backed and asset-backed securities collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable. While the majority of collateral in these securities is residential mortgages, exposure is widely spread across prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007. During the quarter ended June 30, 2008, thirty asset-backed and mortgage-backed securities were downgraded, resulting from a continued deterioration in the credit quality of the underlying collateral as well as the downgrades of the monoline insurers that provide credit support for twenty-six of those securities. Ninety-five percent of those securities continue to hold an investment grade rating. The fair value of the downgraded securities totaled approximately $148 million at June 30, 2008 and includes $86 million of exposure to second lien mortgages, $6 million of exposure to auto loans and $56 million of CDO and special purpose vehicles (“SPV”) repackaged risk. We recognized additional unrealized losses of $51 million for the quarter ended June 30, 2008 on these downgraded securities. If future performance in the underlying collateral of asset-backed securities further declines, we would anticipate additional downgrades and valuation reductions as a result.

Residual interests classified in trading securities are valued based on internal models which incorporate assumptions, such as prepayment speeds and estimated credit losses, which are not market observable. Generally, we attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuation or used to validate outputs from our own proprietary models. Although third party price indications have been available for the majority of the securities, the continued market disruption has caused limited trading activity and therefore visibility of secondary market activity to support the observability of these quotations. Therefore, we evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as trades we executed during the quarter, movement in an appropriate credit index (discussed further below), or changes in the underlying collateral performance. When third party pricing is not available to corroborate third party pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates. Where appropriate, actual index dollar prices were used to estimate fair value (discussed further below).

We utilized ABX indices when valuing certain of the Level 3 asset-backed securities as these indices have a high correlation to subprime, second lien and certain Alt-A exposures, particularly for the direct RMBS exposure where vintage and collateral type are more easily determined. As such, the dollar prices and corresponding discount margins from the ABX indices are a relevant market data point to consider when estimating the fair value of certain asset-backed securities. ABX indices were used as one of the primary inputs to value or validate approximately $150 million of mortgage-backed and asset-backed securities at June 30, 2008, and therefore, pricing on these securities declined significantly due to the significant widening in the asset-backed securities’ indices during the first and second quarters. In the second quarter, RMBS assets that retained a AAA rating saw only modest price declines relating to the movement in the applicable ABX index; however, lower rated RMBS experienced additional losses as the related ABX indices for these securities declined, on average, by nearly 50%.

We also utilized synthetic indices such as the CDX, as its dollar prices and spreads are relevant for securities backed predominantly by investment grade corporate assets, to adjust assumed discount margins used in pricing related asset-backed securities. Movement in this index was considered in pricing or validating approximately $110 million of the asset-backed securities’ portfolio at June 30, 2008. Volatility in the CDX should be directionally consistent with price movements in cash bonds with a similar composition of collateral. However, the magnitude of the movement will not be perfectly correlated. More specifically, the spreads on synthetic indices can expand and contract quickly without any material market liquidity to support such volatility and therefore, the synthetic indices are not used as a direct comparison for valuation purposes. Any synthetic index will be subject to more technical trading and may not consider the individual credit support, structure, collateral manager or duration nuances cash investors may weigh more heavily for valuation purposes.

We will also consider premiums or discounts relative to an index based on information we have obtained from our trades of similar assets and other information made available to us. Due to the continued illiquidity and credit risk of Level 3 securities, these market values are highly sensitive to assumption changes and market volatility. In many instances, pricing assumptions for Level 3 securities may fall within an acceptable range of values. In those cases, we consider all information to determine the most appropriate price within that range. Improvements are made to our pricing methodologies on an ongoing basis, as observable and relevant information becomes available to us. Level 3 asset-backed securities are valued generally on a weekly basis, and for all sales of securities, we consider the appropriateness of the most recent value placed on the asset prior to sale. During the quarter ended June 30, 2008, we sold approximately $752.5 million of Level 3 asset-backed securities, providing us with relevant and timely market data to utilize in determining an appropriate value for similar asset-backed securities remaining in the portfolio.

During the second quarter of 2008, we recognized through earnings $0.3 million in net trading losses and $0.7 million in net securities losses related to trading securities and securities available for sale classified as Level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, poor visibility into thinly traded assets created tremendous price disparity across trades resulting in wide price ranges used to evaluate market value. It is difficult to accurately predict the ultimate cash value of these securities; however, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as Level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macroeconomic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of factors, including but not limited to economic conditions, the restructuring of SIVs, and third-party sales of securities, some of which could be large-scale.

We purchased $17.2 million of Federal Home Loan Bank stock in conjunction with the purchase of GB&T during the second quarter which is included in the Level 3 securities available for sale at June 30, 2008. No additional securities were purchased, transferred into or transferred out of Level 3 classification during the three months ended June 30, 2008.

Loans/Loans Held for Sale/IRLCs

Level 3 loans are primarily non-agency residential mortgage loans held for investment, or loans held for sale for which there is little to no observable trading in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter and increased during the fourth quarter of 2007, we were able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing alternative valuation methodologies to fair value the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include obtaining certain levels of broker pricing, when available, and extrapolating this data across the larger loan population. This extrapolation includes recording additional liquidity adjustments, when necessary, and valuation estimates of underlying collateral to accurately reflect the price we believe we would receive if the loans were sold. We recognized $8.2 million in net losses through earnings during the second quarter of 2008 related to Level 3 loans and loans held for sale, excluding IRLCs.

On May 1, 2008, we acquired 100% of the outstanding common shares of GB&T. We elected to account for $171.6 million of the acquired loans, which were classified as nonaccrual, at fair value in accordance with SFAS No. 159. Upon acquisition, the loans had a fair value of $111.1 million. These loans are primarily commercial real estate loans which do not trade in an active secondary market and as such are considered Level 3 instruments. As these loans are all classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for the majority of these loans. In order to fair value these loans, we utilized market data, when available, as well as internal assumptions, to derive fair value estimates of the underlying collateral. On June 30, 2008, primarily as a result of paydowns, payoffs and transfers to OREO, the loans had a fair value of $85.3 million.

During the second quarter of 2008, we transferred $6.8 million of mortgage loans held for sale into Level 3 due to origination defects and delinquencies which impact marketability. We recognized approximately $0.1 million in net losses related to loans transferred into Level 3 during the second quarter.

The fair value of our IRLCs, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on our historical data and reflect an estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, servicing value, beginning in the first quarter of 2008, was also included in the fair value of IRLCs. The fair value of MSRs is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractual specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, MSRs are considered to be Level 3 assets in the valuation hierarchy.

Overall, the financial impact of the Level 3 financial assets did not have a significant impact on our liquidity or capital. We acquired certain asset-backed securities from affiliates during the fourth quarter of 2007 using our existing liquidity position, and since purchasing the securities, we have received approximately $1.9 billion in cash consideration from sales and maturities of these securities. For the quarter ended June 30, 2008, we recognized $9.2 million in net losses through earnings due to the change in the fair value of Level 3 assets, excluding IRLCs. Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets, and therefore whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral decline, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis. For purposes of computing regulatory capital, mark to market adjustments related to our own creditworthiness for debt accounted for at fair value are excluded from regulatory capital.

CONSOLIDATED FINANCIAL RESULTS

Table 5

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid

	Three Months Ended
	June 30, 2008			June 30, 2007
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$32,113.4	$507.0	6.32%	$30,754.4	$493.2	6.42%
Real estate construction	11,471.9	149.5	5.24	13,710.1	259.4	7.59
Real estate home equity lines	14,980.1	195.8	5.26	13,849.7	272.4	7.89
Real estate commercial	13,876.7	192.8	5.59	12,731.8	220.8	6.95
Commercial - FTE[2]	37,600.1	501.4	5.36	33,607.7	539.6	6.44
Credit card	816.0	5.4	2.62	403.7	5.9	5.80
Consumer - direct	4,382.4	63.4	5.82	4,347.5	78.2	7.21
Consumer - indirect	7,437.2	115.9	6.27	8,063.6	123.1	6.12
Nonaccrual and restructured	2,514.1	7.5	1.20	696.1	4.8	2.76

Total loans[1]	125,191.9	1,738.7	5.59	118,164.6	1,997.4	6.78
Securities available for sale:
Taxable	11,769.6	186.0	6.32	11,014.3	167.7	6.09
Tax-exempt - FTE[2]	1,057.5	16.0	6.05	1,041.2	15.2	5.85

Total securities available for sale - FTE[2]	12,827.1	202.0	6.30	12,055.5	182.9	6.07
Funds sold and securities purchased under agreements to resell	1,331.1	6.7	2.00	1,038.1	13.2	5.04
Loans held for sale	5,148.5	72.5	5.63	13,454.3	200.4	5.96
Interest-bearing deposits	21.4	0.2	3.77	24.1	0.3	5.74
Interest earning trading assets	7,963.0	74.5	3.76	12,857.6	174.3	5.44

Total earning assets	152,483.0	2,094.6	5.52	157,594.2	2,568.5	6.54
Allowance for loan and lease losses	(1,828.7)			(1,037.6)
Cash and due from banks	3,070.1			3,427.7
Other assets	17,186.1			16,626.9
Noninterest earning trading assets	2,342.4			986.6
Unrealized gains on securities available for sale	2,295.9			2,398.7

Total assets	$175,548.8			$179,996.5

Liabilities and Shareholders' Equity
Interest-bearing deposits:
NOW accounts	$21,762.4	$62.5	1.15%	$20,065.8	$119.0	2.38%
Money market accounts	26,031.8	116.7	1.80	21,773.3	142.0	2.62
Savings	3,939.1	3.9	0.40	4,786.7	14.8	1.24
Consumer time	16,726.7	165.2	3.97	16,942.3	190.5	4.51
Other time	11,921.1	118.8	4.01	11,962.4	144.5	4.85

Total interest-bearing consumer and commercial deposits	80,381.1	467.1	2.34	75,530.5	610.8	3.24
Brokered deposits	11,135.4	93.4	3.32	16,972.2	227.5	5.30
Foreign deposits	3,932.9	19.3	1.95	7,011.2	92.9	5.24

Total interest-bearing deposits	95,449.4	579.8	2.44	99,513.9	931.2	3.75
Funds purchased	2,792.5	13.5	1.92	3,967.7	52.2	5.21
Securities sold under agreements to repurchase	5,388.4	21.8	1.60	6,339.0	74.4	4.64
Interest-bearing trading liabilities	849.2	6.6	3.12	453.1	4.4	3.87
Other short-term borrowings	2,650.6	13.1	1.99	2,262.3	28.3	5.02
Long-term debt	22,298.6	274.8	4.96	19,772.4	258.0	5.24

Total interest-bearing liabilities	129,428.7	909.6	2.83	132,308.4	1,348.5	4.09
Noninterest-bearing deposits	21,345.9			22,395.8
Other liabilities	5,162.4			6,185.4
Noninterest-bearing trading liabilities	1,518.6			1,178.8
Shareholders' equity	18,093.2			17,928.1

Total liabilities and shareholders' equity	$175,548.8			$179,996.5

Interest Rate Spread			2.69%			2.45%

Net Interest Income - FTE [3]		$1,185.0			$1,220.0

Net Interest Margin[4]			3.13%			3.10%

[1]

Interest income includes loan fees of $33.1 million and $29.1 million in the quarters ended June 30, 2008 and June 30, 2007, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $28.3 million and $24.7 million in the quarters ended June 30, 2008 and June 30, 2007, respectively.

[3]

Derivative instruments used to help balance our interest-sensitivity position increased net interest income by $46.4 million and decreased net interest income by $12.4 million in the quarters ended June 30, 2008 and June 30, 2007, respectively.

[4]	The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid continued	Table 5

	Six Months Ended
	June 30, 2008			June 30, 2007
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$32,276.7	$1,028.4	6.37%	$32,412.5	$1,020.6	6.30%
Real estate construction	11,961.1	339.3	5.70	13,571.0	512.1	7.61
Real estate home equity lines	14,791.6	430.0	5.85	13,794.2	540.6	7.90
Real estate commercial	13,494.9	394.0	5.87	12,780.9	441.0	6.96
Commercial - FTE[2]	36,987.3	1,040.6	5.66	33,819.1	1,075.2	6.41
Credit card	795.2	8.3	2.09	386.7	11.3	5.87
Consumer - direct	4,222.9	125.9	6.00	4,284.3	154.2	7.26
Consumer - indirect	7,541.3	236.1	6.30	8,114.8	245.1	6.09
Nonaccrual and restructured	2,156.5	12.9	1.21	667.0	9.2	2.80

Total loans	124,227.5	3,615.5	5.85	119,830.5	4,009.3	6.75
Securities available for sale:
Taxable	11,928.3	372.8	6.25	8,844.5	276.3	6.25
Tax-exempt - FTE[2]	1,064.5	32.4	6.09	1,040.0	30.5	5.86

Total securities available for sale - FTE	12,992.8	405.2	6.24	9,884.5	306.8	6.21
Funds sold and securities purchased under agreements to resell	1,329.0	15.7	2.33	1,022.3	26.1	5.08
Loans held for sale	6,007.1	171.5	5.71	12,336.0	374.1	6.07
Interest-bearing deposits	21.6	0.5	4.16	26.4	0.8	5.71
Interest earning trading assets	8,165.3	172.5	4.25	15,429.0	403.2	5.27

Total earning assets	152,743.3	4,380.9	5.77	158,528.7	5,120.3	6.51
Allowance for loan and lease losses	(1,610.9)			(1,044.0)
Cash and due from banks	3,118.3			3,473.6
Other assets	17,131.2			16,450.8
Noninterest earning trading assets	2,475.9			985.9
Unrealized gains on securities available for sale	2,375.0			2,352.2

Total assets	$176,232.8			$180,747.2

Liabilities and Shareholders' Equity
Interest-bearing deposits:
NOW accounts	$21,871.7	$164.4	1.51%	$19,943.6	$235.0	2.38%
Money market accounts	25,687.2	271.4	2.12	21,930.3	284.8	2.62
Savings	3,928.1	9.7	0.50	4,905.1	31.1	1.28
Consumer time	16,878.8	353.0	4.21	16,876.2	373.6	4.46
Other time	12,100.8	259.8	4.32	12,038.7	288.5	4.83

Total interest-bearing consumer and commercial deposits	80,466.6	1,058.3	2.64	75,693.9	1,213.0	3.23
Brokered deposits	11,175.9	216.4	3.83	17,925.1	478.3	5.31
Foreign deposits	4,092.5	52.9	2.56	7,416.1	195.8	5.25

Total interest-bearing deposits	95,735.0	1,327.6	2.79	101,035.1	1,887.1	3.77
Funds purchased	2,839.1	35.4	2.47	4,328.4	113.4	5.21
Securities sold under agreements to repurchase	5,638.9	56.9	2.00	6,552.4	154.0	4.67
Interest-bearing trading liabilities	781.1	12.6	3.25	431.3	8.7	4.05
Other short-term borrowings	2,769.1	35.9	2.60	2,011.8	50.0	5.01
Long-term debt	22,553.5	559.7	4.99	19,388.7	498.9	5.19

Total interest-bearing liabilities	130,316.7	2,028.1	3.13	133,747.7	2,712.1	4.09
Noninterest-bearing deposits	20,981.0			22,165.7
Other liabilities	5,254.9			5,844.1
Noninterest-bearing trading liabilities	1,602.7			1,164.9
Shareholders' equity	18,077.5			17,824.8

Total liabilities and shareholders' equity	$176,232.8			$180,747.2

Interest Rate Spread			2.64%			2.42%

Net Interest Income - FTE [3]		$2,352.8			$2,408.2

Net Interest Margin [4]			3.10%			3.06%

[1]

Interest income includes loan fees of $66.2 million and $56.6 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $56.2 million and $48.4 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $80.6 million and decreased net interest income $24.8 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

[4]	The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Fully-taxable net interest income was $1,185.0 million for the second quarter of 2008, a decrease of $35.0 million, or 2.9%, from the second quarter of 2007. The decrease in net interest income was primarily the result of the decline in earning assets associated with balance sheet management strategies implemented throughout 2007. In the first quarter of 2007, lower yielding loans and investment securities were reclassified to loans held for sale and trading assets, respectively, and substantially all of these assets were subsequently sold reducing our reliance on higher cost liabilities. As a result, total earning assets declined $5.1 billion, or 3.2%, in the second quarter of 2008 compared to the second quarter of 2007, primarily due to a reduction in interest earning trading assets and loans held for sale, partially offset by growth in commercial loans. The acquisition of GB&T on May 1, 2008 contributed $0.9 billion to average loans and $0.9 billion to average consumer deposits during the second quarter of 2008.

During the second quarter of 2008, loans averaged $125.2 billion, an increase of $7.0 billion, or 5.9%, from the same period in 2007. This increase was primarily the result of $4.0 billion, or 11.9%, of growth in the commercial loan portfolio and was partially offset by steady declines in the real estate construction and indirect auto portfolios. Average loans held for sale were $5.1 billion in the second quarter of 2008, a decrease of $8.3 billion, or 61.7%, from the second quarter of 2007 as loan originations declined 48%, production shifted to predominantly agency products, and efficiency improved in loan delivery. Average securities available for sale were $12.8 billion in the second quarter of 2008, an increase of $0.8 billion, or 6.4%, from the second quarter of 2007. Average interest earning trading assets declined $4.9 billion, or 38.1%, due to the aforementioned balance sheet management strategies implemented during 2007. We continue to actively use trading assets as part of our overall asset/liability management.

Average consumer and commercial deposits increased $3.8 billion, or 3.9%, in the second quarter of 2008, compared to the second quarter of 2007. Increases of $4.3 billion, or 19.6%, in money market accounts and $1.7 billion, or 8.5%, in NOW account balances were partially offset by declines of $1.1 billion, or 4.7%, in demand deposits and $0.8 billion, or 17.7%, in savings accounts. The changes in deposit mix represent a migration among customers from lower yielding accounts to higher yielding accounts as interest rates have declined. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Average total brokered and foreign deposits declined 37.2% from the second quarter of 2007, as we strategically reduced the size of our earning assets, thereby enabling the reduction of these higher cost funding sources and substantially improving our liquidity position. Overall, competition for deposits remains strong as our competitors attempt to satisfy funding needs in light of the liquidity issues prevailing in the market. As a result, we are facing significant pressures in the area of deposit pricing across our footprint. Despite these challenging market conditions, we have been able to judiciously use a combination of regional and product-specific pricing initiatives to reduce our rates more aggressively compared to peer banks without having a material impact on average deposit balances.

The net interest margin increased three basis points from 3.10% in the second quarter of 2007 to 3.13% in the second quarter of 2008. The sale of lower yielding assets in 2007 enabled a reduction in higher cost funding, thus improving the margin. The earning asset yield declined 102 basis points from 6.54% in second quarter 2007 to 5.52% in the second quarter of 2008, while the cost of interest-bearing liabilities decreased 126 basis points from 4.09% to 2.83% in the same periods. In addition, the net interest margin was hindered by the negative impact of growth in nonperforming loans.

During the current quarter, net interest margin reversed a downward trend that began during the fourth quarter of 2007. Net interest margin declined from 3.18% during the third quarter of 2007 to 3.13% during the fourth quarter of 2007 and then to 3.07% during the first quarter of 2008. Net interest margin increased to 3.13% during the second quarter of 2008 as a result of improved deposit mix and competitive deposit pricing. During the current quarter, we were able to reduce deposit rates while maintaining our competitive positioning. Additionally, noninterest bearing average deposits reversed trend and increased $0.7 billion, or 3.54%, versus the first quarter. We currently expect loan and deposit trends to offset growth in nonperforming assets in support of a stable to slightly expanded margin during the second half of 2008.

The second quarter of 2008 interest rate environment was characterized by lower rates and a steeper yield curve versus the second quarter of 2007. More specifically, the Fed Funds and Prime rates averaged 2.08% and 5.08%, respectively, each decreasing 317 basis points, one-month LIBOR averaged 2.59%, a decrease of 273 basis points, five-year swaps averaged 3.99%, a decrease of 126 basis points, and ten-year swaps averaged 4.52%, a decrease of 88 basis points. A steepening of the yield curve positively impacts our net interest margin as rates on deposits, our most significant funding source, tend to track movements in one-month LIBOR, while our loan yields tend to track movements in the three-year and five-year swap rate. Certain floating rate loans, floating rate liabilities, and derivative contracts contractually reset to the Prime rate as well as LIBOR as those indices change. To the extent that these rates reset at different rates relative to each other, net interest income is affected.

For the first six months of 2008, net interest income was $2,352.8 million, a decrease of $55.4 million, or 2.3%, from the first six months of 2007. Average earning assets decreased $5.8 billion, or 3.6%, during the first six months of 2008 compared to 2007. The $7.3 billion decrease in interest earning trading assets and $6.3 billion decrease in loans held for sale were offset by a $4.4 billion increase in loans and $3.1 billion increase in investment securities. The earning asset yield declined 74 basis points from 6.51% for the first six months ended June 30, 2007 to 5.77% for the six months ended June 30, 2008, while the cost of interest-bearing liabilities over the same period decreased 96 basis points. This resulted in the net interest margin improving four basis points from the six months ended 2007 to the same period in 2008.

Average consumer and commercial deposits increased $3.6 billion, or 3.7%, from the six month period ended June 30, 2007 to the six month period ended June 30, 2008. Increases of $3.8 billion, or 17.1%, in money market accounts and $1.9 billion, or 9.7%, in NOW account balances were partially offset by declines of $1.2 billion, or 5.3%, in demand deposits and $1.0 billion, or 19.9%, in savings accounts.

Interest income that we were unable to recognize on nonperforming loans had a negative impact of eleven basis points on net interest margin for the second quarter of 2008 and a negative impact of ten basis points in the first six months of 2008, as average nonaccrual loans increased $0.7 billion, or 39.8%, from March 31, 2008 and $1.5 billion, or 224.2%, from June 30, 2007. Nonperforming loans had a negative impact of four and three basis points to net interest margin for the three and six months ended June, 30, 2007, respectively. Table 5 contains more detailed information concerning average loans, yields and rates paid.

Noninterest Income	Table 6

	Three Months Ended June 30		% Change[1]	Six Months Ended June 30		% Change[1]
(Dollars in millions) (Unaudited)	2008	2007		2008	2007
Service charges on deposit accounts	$230.3	$196.8	17.0%	$442.1	$385.9	14.6%
Trust and investment management income	157.3	164.6	(4.4)	318.4	338.9	(6.1)
Other charges and fees	129.6	118.4	9.5	256.8	236.5	8.6
Card fees	78.6	68.6	14.6	152.3	132.8	14.7
Retail investment services	73.7	71.8	2.8	146.1	135.3	7.9
Mortgage production related income	63.5	64.3	(1.3)	149.1	55.7	167.8
Mortgage servicing related income	32.5	45.5	(28.5)	61.6	80.9	(23.8)
Investment banking income	61.0	62.0	(1.6)	116.4	112.2	3.8
Trading account profits/(losses) and commissions	(49.3)	16.4	(400.0)	(21.1)	106.6	(119.8)
Net gain on sale/leaseback of premises	-	-	-	37.0	-	NM
Net gain on sale or merger of Lighthouse interests	-	-	-	89.4	32.3	176.8
Gain on Visa IPO	-	-	-	86.3	-	NM
Net gain on sale of First Mercantile Trust	29.6	-	NM	29.6	-	NM
Net securities gains	549.8	236.4	132.6	489.2	236.4	106.9
Other income	56.4	109.8	(48.6)	117.3	180.0	(34.8)

Total noninterest income	$1,413.0	$1,154.6	22.4%	$2,470.5	$2,033.5	21.5%

[1]	NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Income

Noninterest income increased $258.4 million, or 22.4%, during the second quarter of 2008, compared to the second quarter of 2007 and increased $437.0 million, or 21.5%, for the first six months of 2008 compared to the first six months of 2007. Positively impacting noninterest income in the second quarter of 2008, was a $548.8 million gain on the sale of 10 million shares of The Coca-Cola Company common stock and a $29.6 million gain on the sale of First Mercantile Trust, a retirement plan services subsidiary. These impacts were partially offset by net mark to market losses on our own publicly-traded debt and trading assets carried at fair value. For additional information on transactions related to our holdings in The Coca-Cola Company, refer to “Investment in Common Shares of The Coca-Cola Company” within this MD&A.

In addition to the above, the first six months of 2008 were also impacted by several transaction-related gains that took place during the first quarter of 2008. On January 2, 2008, we completed the sale of our remaining interest in Lighthouse Investment Partners for consideration of $155.0 million and recognized a gain of $89.4 million. In March 2008, Visa completed its IPO and upon the closing, approximately 2 million of our Class B shares were mandatorily redeemed for $86.3 million, which was recorded as a gain in noninterest income. During the first quarter of 2008, we also completed a sale/leaseback transaction, consisting of 143 of our branch properties and various individual office buildings with a net book value of $62.9 million and recognized a $37.0 million gain.

As previously mentioned, net securities gains of $549.8 for the second quarter of 2008 included a $548.8 million gain on the sale of a portion of our investment in common stock of The Coca-Cola Company. For the six months ended June 30, 2008, these net securities gains of $489.2 million were partially offset by the recognition through earnings of a $71.5 million charge related to certain asset-backed securities that were determined to be other-than-temporarily impaired. The net securities gains of $236.4 million for the three and six months ended June 30, 2007 included a $234.8 million gain on the sale of 4.5 million shares of common stock in The Coca-Cola Company.

Trading account profits/(losses) and commissions declined $65.7 million, or 400.6%, compared to the second quarter of 2007, and declined $127.7 million, or 119.8%, for the first six months of 2008. The decline during the second quarter of 2008 was principally due to $102.6 million of market valuation losses primarily related to our publicly-traded debt and related hedges carried at fair value. These losses were related to the narrowing of our own credit spreads. Also, contributing to the decline in trading accounts profits/(losses) and commissions were $11.9 million in valuation losses associated with derivatives entered in conjunction with the Tier 1 transaction related to our holdings in The Coca-Cola Company. Partially offsetting the net valuation related losses was an improvement in fixed income trading revenue relative to prior year as well as derivative related gains associated with various balance sheet hedging strategies. We also recorded slight market valuation gains during the current quarter on the trading securities acquired during the fourth quarter of 2007. The second quarter of 2007 also included market value adjustments on financial assets and liabilities carried at fair value. During the first six months of 2008, we recognized approximately $232.4 million in net market valuation losses related to certain asset-backed securities that were acquired from subsidiaries. These valuation losses were primarily the result of the continuing declines in home values and increasing consumer real estate delinquency levels, which affected liquidity and technical pricing in the broader market during the quarter. For additional information on these securities acquired, refer to “Trading Assets” within this MD&A. These losses were partially offset by market valuation gains of $137.5 million on changes in fair value of our public debt and related hedges. These gains were driven by the widening of our credit spreads. During the first six months of 2007, trading gains of $81.0 million were recognized related to financial assets and liabilities that we elected to record at fair value in connection with our adoption of SFAS No. 159.

Combined mortgage-related income decreased $13.8 million, or 12.6%, compared to the second quarter of 2007. Mortgage production-related income during the second quarter of 2008 was down $0.8 million, compared to the same period in 2007 due in part to a decline in mortgage loan production of $8.6 billion, or 48.0%, from the second quarter of 2007. This decline was offset by the recognition of origination fees in income upon election to record certain newly-originated loans at fair value beginning in May 2007. In addition, we recognized valuation losses in the second quarter of 2007, primarily on the Alt-A loans held in the warehouse.

Mortgage servicing-related income was down $13.0 million, or 28.5%, compared to the second quarter of 2007, principally due to a higher net gain on MSR sales in the second quarter of 2007 combined with higher MSR amortization in the second quarter of 2008 that was only partially offset by higher servicing fees resulting from a larger servicing portfolio during the second quarter of 2008. At June 30, 2008, total loans serviced for others were $123.2 billion compared with $105.1 billion at June 30, 2007.

Compared to the first six months of 2007, combined mortgage-related income increased $74.1 million, or 54.2%. This increase was attributable to a $93.4 million, or 167.8%, increase in mortgage production related income due to the earlier recognition of servicing rights and origination fees in accordance with recently adopted accounting standards partially offset by a decline in loan production. The first six months of 2007 included $42.2 million of income reductions recorded in conjunction with our election to carry certain newly-originated loans held for sale at fair value. The year to date increase in combined mortgage income was partially offset by a $19.3 million, or 23.8%, decrease in mortgage-servicing income related to the gains on sales in 2007 in addition to the same factors as the quarterly decrease previously discussed.

Investment banking income decreased $1.0 million, or 1.6%, compared to the second quarter of 2007 due to a decline in investment banking fees and loan syndications, offset by increases in private placement fees and equity capital markets revenue. For the first six months of 2008, investment banking income increased $4.2 million, or 3.8%, compared to the same period in 2007 due to strong performances in bond originations and equity capital markets, offset in part by the same factors as the quarterly decrease above, as well as a gain associated with a structured asset sale in the first quarter of 2007.

Retail investment services income increased $1.9 million, or 2.8%, compared to the second quarter of 2007. For the first six months of 2008, retail investment services income increased $10.8 million, or 7.9%, compared to the same period in 2007. The quarterly and year to date increases were driven by higher annuity income and higher recurring managed accounts fees.

Service charges on deposit accounts increased $33.5 million, or 17.0%, during the second quarter of 2007, and increased $56.2 million, or 14.6%, for the six months ended June 30, 2008 compared to the same periods in 2007, driven by an increase in both consumer and business accounts, primarily due to growth in the number of accounts, higher non sufficient fund rates and an increase in the occurrence of non sufficient fund fees.

Trust and investment management income decreased $7.3 million, or 4.4%, compared to the second quarter of 2007, and $20.5 million, or 6.1%, for the six months ended June 30, 2008, compared to the same period in 2007. These decreases were primarily due to a decline in income associated with the sales of Lighthouse Investment Partners on January 2, 2008 and First Mercantile Trust on May 30, 2008. As of June 30, 2008, assets under management were $136.7 billion compared to $139.1 billion as of June 30, 2007.

Card fees, which includes fees from credit and debit cards from consumers and businesses, increased $10.0 million, or 14.6%, from the second quarter of 2007. For the six months ended June 30, 2008, card fees increased $19.5 million, or 14.7%, from the same period in 2007. These increases were primarily due to higher interchange fees driven by higher transaction volumes. Interchange fees increased $7.9 million, or 15.5%, compared to the second quarter of 2007 and $14.8 million, or 15.2%, compared to the first six months of 2007.

Other charges and fees increased $11.2 million, or 9.5%, from the second quarter of 2007, and $20.3 million, or 8.6%, for the six months ended June 30, 2008, compared to the same periods in 2007. The increase was primarily due to higher operating lease income and insurance income. ATM revenue increased $3.5 million, or 11.7%, compared to the second quarter of 2007 and $4.1 million, or 6.9%, compared to the first six months of 2007.

Other income decreased $53.4 million, or 48.6%, from the second quarter of 2007, and $62.7 million, or 34.8%, for the six months ended June 30, 2008, compared to the same period in 2007. The decline was primarily due to gains on private equity transactions and structured leasing transactions in 2007.

Noninterest Expense	Table 7

	Three Months Ended June 30		% Change[1]		Six Months Ended June 30		% Change[1]
(Dollars in millions) (Unaudited)	2008	2007			2008	2007
Employee compensation	$607.6	$608.8	(0.2	) %	$1,192.3	$1,161.2	2.7%
Employee benefits	104.4	101.8	2.6		234.7	248.4	(5.5)

Total personnel expense	712.0	710.6	0.2		1,427.0	1,409.6	1.2
Outside processing and software	107.2	100.7	6.4		216.4	200.4	8.0
Net occupancy expense	85.5	84.7	1.0		171.9	170.9	0.6
Amortization/impairment of intangible assets	64.7	24.9	159.9		85.5	48.4	76.4
Equipment expense	51.0	53.8	(5.3)		103.4	103.2	0.1
Marketing and customer development	47.2	43.3	8.9		102.9	89.0	15.6
Operating losses over and short	44.7	29.1	53.3		74.9	39.2	91.3
Credit and collection services	33.7	28.2	19.7		61.6	51.6	19.4
Other real estate expense	24.9	1.5	NM		37.1	2.4	NM
Postage and delivery	21.8	22.9	(4.8)		45.0	46.4	(3.0)
Other staff expense	20.2	21.7	(6.9)		37.2	47.1	(21.1)
Communications	17.1	19.8	(13.8)		35.8	40.2	(10.9)
Consulting and legal	14.7	23.6	(37.4)		27.0	42.7	(36.9)
Operating supplies	11.2	12.6	(11.5)		22.3	25.4	(12.2)
Regulatory assessments	10.9	5.3	105.7		15.3	11.0	38.9
Visa litigation	-	-	-		(39.1)	-	NM
Net loss on extinguishment of debt	-	-	-		11.7	-	NM
Other expense	111.7	68.5	63.1		197.8	159.7	23.9

Total noninterest expense	$1,378.5	$1,251.2	10.2%		$2,633.7	$2,487.2	5.9%

[1]	NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased $127.3 million, or 10.2%, compared to the second quarter of 2007. The primary factors contributing to this growth included an impairment charge taken in second quarter of 2008 on customer intangible assets, an increase in credit-related expenses, and an increase in marketing expenses for various initiatives.

Total personnel expense increased $1.4 million, or 0.2%, when compared with the second quarter of 2007, and $17.4 million, or 1.2%, when compared to the first six months of 2007; however, personnel expense would have declined if not for a $66.1 million impact related to our election to record, at fair value, certain newly-originated mortgage loans held for sale beginning in May 2007. Under this fair value election, costs associated with the origination of mortgage loans held for sale are recognized as a component of compensation expense when the loan is originated. Prior to the fair value election, these costs were deferred and recognized as part of the gain/loss on sale of the loan. Employee benefits expense increased $2.6 million, or 2.6%, for the second quarter of 2008 compared to the same period in prior year which includes increasing our matching contribution under the 401(k) plan. However, employee benefits expense decreased $13.7 million, or 5.5%, in the first six months of 2008 compared to the same period in prior year, due primarily to the curtailment loss we recognized in the first quarter of 2007 related to changes in other postretirement welfare plans. Total personnel declined from 33,241 as of June 30, 2007 to 31,602 as of June 30, 2008.

Amortization/impairment of intangible assets increased $39.8 million, or 159.8%, compared to the second quarter of 2007. For the first six months of 2008, amortization/impairment of intangible assets increased $37.1 million, or 76.4%. In the second quarter of 2008, we recorded an impairment charge of $45.0 million related to a customer relationship intangible asset. The impairment charge pertains to client relationships that were valued in 2004 in connection with an acquisition. While the overall business has performed satisfactorily, the attrition level of the legacy clients has recently increased, resulting in the impairment of this intangible asset.

Credit-related costs include operating losses, credit and collection services, other real estate expense, and with respect to the second quarter of 2008, mortgage insurance expense, classified in other noninterest expense. For the three and six month periods ended June 30, 2008, credit-related expenses increased $69.5 million, or 118.2%, and $113.0 million, or 121.5%, respectively. Other real estate expense increased $23.4 million, from $1.5 million for the second quarter of 2007 to $24.9 million for the second quarter of 2008. For the first six months of 2008, other real estate expense increased $34.7 million to $37.1 million, compared to $2.4 million for the same period in 2007. This increase was due to greater valuation losses in 2008 on residential loan-related properties as a result of increased foreclosures and deteriorating home values. Operating losses over and short increased $15.6 million, or 53.3%, compared to the second quarter of 2007, and increased $35.7 million, or 91.3%, compared to the first six months of 2007. These increases were due primarily to mortgage application fraud losses incurred in 2008 from customer misstatements of income and/or assets. Credit and collection services expense increased $5.5 million, or 19.7%, in the second quarter of 2008 compared to the same period in 2007, and increased $10.0 million, or 19.4%, in the first six months of 2008 when compared to the same period in 2007, due to increased collection and loss mitigation activity.

Other noninterest expense increased $43.2 million, or 63.1%, in the second quarter of 2008 compared to the same period in 2007, and increased $38.1 million, or 23.9%, in the first six months of 2008 compared to the same period in the prior year. This increase was due primarily to the $25.0 million increase in the mortgage insurance reserve, which pertains to our mortgage insurance guaranty subsidiary, Twin Rivers. Twin Rivers’ loss exposure arises from third-party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. We estimate reserve expenses in Twin Rivers to be in the range of $25 million to $50 million for each of the remaining two quarters of 2008, and our estimated maximum exposure, net of premium income, to be less than $200 million with the timing and ultimate amount of loss recognition being uncertain. Additionally, we incurred $3.1 million of merger related expenses in the second quarter of 2008 due to the acquisition of GB&T. For the first six months of 2008, GB&T merger related expenses totaled $4.0 million. Another factor causing the increase in other noninterest expense was the $13.2 million gain on sale of corporate real estate recognized in the second quarter of 2007 related to our E2 Efficiency and Productivity Program (“E2”). There was no such gain recognized in the second quarter of 2008; however, E2 has generated gross savings of approximately $135 million for the quarter, up from approximately $113 million in the first quarter and approximately $248 million for the first six months of 2008.

Outside processing and software expense increased $6.5 million, or 6.4%, in the second quarter of 2008 compared to the same period in 2007, and increased $16.0 million, or 8.0%, in the first six months of 2008 compared to the same period in 2007. These increases were due to higher processing costs associated with higher transaction volumes and higher software amortization costs. Regulatory assessments expense nearly doubled from $5.3 million in the second quarter of 2007 to $10.9 million in the second quarter of 2008, and increased $4.3 million, or 38.9%, for the first six months of 2008 compared to the same period in 2007, as FDIC insurance premiums increased due to the utilization of previously established premium credits.

Marketing and customer development expense increased $3.9 million, or 8.9%, in the second quarter of 2008, compared to the same period in 2007, and $13.9 million, or 15.6%, in the first six months of 2008, compared to the same period in 2007. The increase was driven by our marketing campaigns’ focus on various deposit growth initiatives, including the “My Cause” marketing initiative.

Noninterest expense for the six months ended June 30, 2008 increased $146.5 million, or 5.9%, compared to the same period in 2007. The primary factors contributing to this growth were the same as those related to the quarterly increase. In addition, in the first quarter of 2008, we redeemed $140.4 million of our 6.50% notes due 2018 after purchasing the call option from the underwriters, and our investors put approximately $214 million of our 6.00% notes due 2028 back to us. These actions resulted in a net loss of $11.7 million on the early debt extinguishment in the first quarter of 2008. Partially offsetting those increases to noninterest expense was a $39.1 million reduction in the Visa litigation accrued liability we recorded in the first quarter of 2008 that was funded through the Visa IPO.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. The provision for income taxes was $202.8 million for the second quarter of 2008, compared to $312.6 million for the same period of the prior year. This represents a 27.3% effective tax rate for the second quarter of 2008 compared to 31.4% for the second quarter of 2007. The provision for income taxes was $294.5 million for the first six months of 2008, compared to $542.3 million for the same period of the prior year, representing effective tax rates of 26.2% and 31.1%, respectively. The decrease in the effective tax rate was primarily attributable to the lower level of earnings that were generated during the three and six months ended June 30, 2008. In July 2008, we contributed approximately 3.6 million shares of the

Coca-Cola stock to our SunTrust Foundation. This contribution will be treated as a discrete item for income tax provision purposes, and is expected to cause a significant decrease in the effective tax rate for the third quarter. For additional information on this and the other transaction related to our holdings in The Coca-Cola Company, refer to “Investment in Common Shares of The Coca-Cola Company” within this MD&A.

As of June 30, 2008, our gross cumulative unrecognized tax benefits amounted to $330.1 million, of which $235.6 million (net of federal benefit) would affect our effective tax rate, if recognized, and $43.0 million would impact goodwill, if recognized. As of December 31, 2007, our gross cumulative unrecognized tax benefits amounted to $325.4 million. Additionally, we recognized a gross liability of $101.4 million and $80.0 million for interest related to our unrecognized tax benefits as of June 30, 2008 and December 31, 2007, respectively. Interest expense related to unrecognized tax benefits was $20.2 million and $24.5 million, respectively, for the three and six month periods ended June 30, 2008, compared to $8.8 million and $17.0 million, respectively, for the same periods in 2007. We continually evaluate the unrecognized tax benefits associated with our uncertain tax positions. As of June 30, 2008, we do not anticipate a significant increase or decrease in the unrecognized tax benefits over the next 12 months. We did not materially engage in the type of lease transactions which have been the subject of recent judicial decisions. Given our low transaction volume and previously established reserves, any future required reserve increases would not create a significant financial impact for us.

We file consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. Our Federal returns through 2004 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1997 through 2004 are still in dispute. We have paid the amounts assessed by the IRS in full for tax years 1997 and 1998 and have filed refund claims with the IRS related to the disputed issues for those two years. Our 2005 and 2006 Federal income tax returns are expected to be examined by the IRS beginning in 2008. Generally, the state jurisdictions in which we file income tax returns are subject to examination for a period from three to seven years after returns are filed.

Loan Portfolio by Types of Loans	Table 8

(Dollars in millions) (Unaudited)	June 30 2008	December 31 2007	% Change
Commercial	$38,800.5	$35,929.4	8.0%
Real estate:
Home equity lines	15,727.0	14,911.6	5.5
Construction	12,542.8	13,776.7	(9.0)
Residential mortgages	32,509.0	32,779.7	(0.8)
Commercial real estate	13,693.9	12,609.5	8.6
Consumer:
Direct	4,528.6	3,963.9	14.2
Indirect	7,077.6	7,494.1	(5.6)
Credit card	945.4	854.1	10.7

Total loans	$125,824.8	$122,319.0	2.9%

Loans held for sale	$5,260.9	$8,851.7	(40.6	) %

Loans

Total loans as of June 30, 2008 were $125.8 billion, an increase of $3.5 billion, or 2.9%, from December 31, 2007. The increase was primarily driven by growth in commercial loans and the acquisition of GB&T. The portfolio is well diversified by product, client and geography throughout our footprint, and has relatively low exposure to unsecured consumer loan products.

Total loans from the GB&T acquisition were $1.3 billion as of June 30, 2008. The GB&T portfolio consists primarily of $420.3 million of commercial real estate loans and $540.0 million of real estate construction loans.

Residential mortgages were $32.5 billion, or 25.8% of the total loan portfolio, as of June 30, 2008, essentially flat from December 31, 2007. The residential mortgage portfolio is comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There are minimal option (negative amortizing) adjustable rate mortgages (“ARMs”) and virtually no subprime loans in the core portfolio. The core mortgage portfolio was $22.5 billion, or 18% of total loans, as of June 30, 2008 and is performing reasonably well in light of current market conditions. The core mortgage loans are roughly half prime jumbo and half prime ARMs. The core first mortgage portfolio included $13.1 billion in interest-only ARMs; however, the interest-only period is typically ten years, unlike many interest-only products in the market which have short interest-only periods with early reset dates. The weighted average combined loan to value (“LTV”) at origination of the core portfolio was 77%. Prime second lien mortgages were $4.0 billion, or 3% of total loans, as of June 30, 2008. Prime second lien mortgages are almost entirely insured, substantially mitigating loss exposure; however, we are experiencing some claim denials by the mortgage insurer that we are working to resolve. We do not expect losses resulting from denied claims to be significant. Home equity loans comprise $3.0 billion, or 2% of the total loan portfolio, as of June 30, 2008 and have a 75% weighted average combined LTV at origination. Approximately 33% of the home equity loan balances are in a first lien position. Lot loans were $1.5 billion, or approximately 1% of total loans, as of June 30, 2008. The lot loan portfolio continues to show signs of stress with increasing levels of delinquent loans; however, we are actively working with our customers to renew loans and mitigate potential losses. Alt-A first lien loans were $1.0 billion, or approximately 0.8% of total loans, as of June 30, 2008. Losses on the Alt-A first lien portfolio are mitigated by the low weighted average LTV of 77% at origination. Alt-A second lien loans totaled $0.5 billion with a weighted average combined LTV of 97% at origination.

The commercial real estate portfolio was $13.7 billion, or 10.9% of total loans, an increase of $1.1 billion, or 8.6%, from December 31, 2007. This portfolio includes both owner occupied and income producing collateral, with roughly two-thirds being owner occupied properties.

The construction portfolio was $12.5 billion, or 10.0% of total loans, at June 30, 2008. Excluding GB&T, the construction portfolio consists of $2.6 billion of residential construction to perm loans, $2.5 billion of residential construction loans, $3.4 billion of commercial construction loans, $2.7 billion of acquisition and development loans, $1.0 billion of undeveloped land loans and $0.4 billion in loans from the GB&T acquisition. We have reduced the level of risk in the construction portfolio resulting from aggressively managing our construction exposure. This is evident by the declines in outstanding balances since December 2007 in the construction-to-perm (down 28%), residential construction (down 10%), and acquisition and development (down 8%) portfolios. Commercial related construction loans represent roughly one-third of the total construction portfolio and continue to perform well. Overall performance of residential construction related loans has deteriorated since the fourth quarter of 2007; however, we have been proactive in our credit monitoring and management processes to provide early warning alerts for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We have strict limits and have exposure caps on specific projects and borrowers for risk diversification. In some cases, the maturity date of certain residential real estate related loans, namely construction and lot loans, has been extended as a result of market delays in completing the build-out phase of the home. These borrowers continue to perform; consequently, the loans remain on accruing status. Should the difficult housing market persist for an extended period of time, it is possible that these borrowers could experience varying degrees of financial difficulties.

The home equity line portfolio was $15.7 billion, or 12.5% of total loans, as of June 30, 2008 and has a 74% weighted average combined LTV at origination. Third party originated home equity lines continue to perform poorly; however, only 12% of the home equity lines were originated through that channel. We are continuing to enhance our collections and default management processes; however, we expect the home equity line portfolio to continue to show elevated nonaccrual and charge-off levels in the near future.

The indirect consumer portfolio was $7.1 billion, or 5.6% of total loans, at June 30, 2008, down $416.5 million from December 31, 2007. This portfolio primarily consists of automobile loans generated through dealerships. The decrease in outstandings is largely attributable to the recent slowdown in automobile sales and our specific decision to reduce exposure in this portfolio. This portfolio is experiencing a higher level of net charge-offs compared to the second quarter of 2007 driven by declining auto auction prices, especially for SUVs and large pick-up trucks.

Summary of Loan and Lease Losses Experience	Table 9

Three Months Ended June 30	Six Months Ended June 30
(Dollars in millions) (Unaudited)	2008	2007	2008	2007
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,545.3	$1,033.9	$1,282.5	$1,044.5
Allowance from acquisition of GB&T	158.7	-	158.7	-
Allowance associated with loans at fair value [1]	-	-	-	(4.1)
Provision for loan losses	448.0	104.7	1,008.0	161.1

Charge-offs
Commercial	(47.7)	(40.9)	(86.0)	(63.1)
Real estate:
Home equity lines	(94.9)	(24.4)	(193.5)	(40.3)
Construction	(35.4)	(1.5)	(58.6)	(2.1)
Residential mortgages	(126.0)	(19.6)	(235.2)	(33.9)
Commercial real estate	(0.5)	(0.7)	(0.8)	(1.0)
Consumer loans:
Direct	(7.9)	(5.4)	(18.2)	(11.2)
Indirect	(43.1)	(19.2)	(86.0)	(45.1)

Total charge-offs	(355.5)	(111.7)	(678.3)	(196.7)

Recoveries
Commercial	7.3	5.5	13.0	11.3
Real estate:
Home equity lines	5.7	2.3	8.0	3.5
Construction	0.2	0.2	0.3	0.4
Residential mortgages	1.6	1.6	2.9	3.0
Commercial real estate	-	0.2	0.2	0.2
Consumer loans:
Direct	2.1	2.6	4.5	5.0
Indirect	16.0	11.1	29.6	22.2

Total recoveries	32.9	23.5	58.5	45.6

Net charge-offs	(322.6)	(88.2)	(619.8)	(151.1)

Balance - end of period	$1,829.4	$1,050.4	$1,829.4	$1,050.4

Average loans	$125,191.9	$118,164.6	$124,227.5	$119,830.5
Quarter-end loans outstanding	125,824.8	118,787.7
Ratios:
Allowance to quarter-end loans [2]	1.46%	0.89%
Allowance to nonperforming loans [3]	72.0	160.7
Allowance to net charge-offs (annualized)	1.4	x	3.0	x	1.5	x	3.4	x
Net charge-offs to average loans (annualized)	1.04%	0.30%	1.00%	0.25%
Provision to average loans (annualized)	1.44	0.36	1.63	0.27
Recoveries to total gross charge-offs	9.3	21.0	8.6	23.2

[1]	Amount removed from the allowance for loan losses related to our election to record $4.1 billion of residential mortgages at fair value.
[2]

During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the period-end loan amount, only loans measured at amortized cost. Previously, period-end loans included loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Loans measured at fair value or the lower of cost or market that have been excluded from the prior period calculation were $110.8 million, which did not change the calculation by more than one basis point as of June 30, 2007.

[3]

During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the nonperforming loan amount, only loans measured at amortized cost. Previously, this calculation included nonperforming loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Nonperforming loans measured at fair value or the lower of cost or market that have been excluded from the prior period calculation were $110.8 million, which increased the calculation approximately 23 basis points as of June 30, 2007.

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $448.0 million in the second quarter of 2008, which was $343.3 million higher than the second quarter of 2007. For the six months ended June 30, 2008, provision for loan losses totaled $1,008.0 million, which was $846.9 million higher than the same period in 2007. The provision for loan losses was $125.4 million more than net charge-offs of $322.6 million for the second quarter of 2008.

Net charge-offs for the second quarter of 2008 were $322.6 million, an increase of $234.4 million from net charge-offs recorded in the second quarter of 2007. Net charge-offs for the first six months of 2008 were $619.8 million, an increase of $468.7 million from the same period in 2007. The increase was largely due to higher net charge-offs in the residential mortgage and home equity portfolios. A downturn in residential real estate prices has negatively affected the entire industry, including higher credit quality products and borrowers. However, delinquency trends overall have remained flat from first quarter of 2008. As of June 30, 2008, accruing loans past due 30-89 days and 90 days or more were relatively flat compared to the first quarter of 2008.

We maintain an ALLL that we expect will be adequate to absorb probable losses in the portfolio as of period-end based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluations consider prior loss experience, the risk rating distribution of the portfolios, loss forecasting, the impact of current internal and external influences on credit loss, and the levels of nonperforming loans. In addition to the review of credit quality through ongoing credit review processes, we conduct a comprehensive allowance analysis for our credit portfolios on a quarterly basis. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing significant risk elements in order to determine the appropriate level of allowance for the inherent losses in the portfolio at the point in time being reviewed.

The allowance methodology includes a component for specifically identified and evaluated impaired loans, and a component for pools of homogeneous loans with similar risk attributes. Relevant accounting and regulatory guidance is used to identify and analyze the loan pools and larger individual loans for impairment. Numerous risk indicators are used to analyze the loan pools including current and historical credit quality results, internal credit risk ratings, industry or obligor concentrations and external economic factors.

As of June 30, 2008, the ALLL totaled $1.8 billion, or 1.46% of total loans, compared to $1.0 billion, or 0.89%, of total loans as of June 30, 2007. The increase in ALLL reflects the increasing level of delinquencies, nonperforming loans, and net charge-offs associated with deterioration in the residential real estate-related portions of the loan portfolio and the acquisition of GB&T. The acquisition of GB&T accounted for $158.7 million of the increase.

We expect the economy to remain soft and home values to decline further in the near term. With that in mind, we also expect reserves to increase in the future. However, with a 41 basis point increase in the loan coverage ratio since December 31, 2007, we expect that future quarterly increases will be at a slower pace.

The allowance as a percentage of total nonperforming loans decreased from 160.7% as of June 30, 2007 to 72.0% as of June 30, 2008. The increase in nonperforming loans is largely driven by credits secured by residential properties of which a significant portion has already been written down to their expected recoverable value.

Nonperforming Assets	Table 10

(Dollars in millions) (Unaudited)	June 30 2008	December 31 2007	% Change
Nonperforming Assets
Nonaccrual loans:
Commercial	$117.2	$74.5	57.3%
Real estate:
Construction	772.4	295.3	161.5
Residential mortgages	1,356.7	841.4	61.2
Home equity lines	216.8	135.7	59.8
Commercial real estate	124.5	44.5	179.8
Consumer loans	37.7	39.0	(3.3)

Total nonaccrual loans	2,625.3	1,430.4	83.5
Restructured loans	163.4	29.9	447.2

Total nonperforming loans	2,788.7	1,460.3	91.0
Other real estate owned ("OREO")	334.5	183.7	82.0
Other repossessed assets	13.2	11.5	14.5

Total nonperforming assets	$3,136.4	$1,655.5	89.4%

Ratios:
Nonperforming loans to total loans	2.22%	1.19%
Nonperforming assets to total loans plus
OREO and other repossessed assets	2.49	1.35

Accruing loans past due 90 days or more	$753.6	$611.0

Nonperforming Assets

Nonperforming assets totaled $3.1 billion as of June 30, 2008, an increase of $1.5 billion, or 89.4%, from December 31, 2007. Nonperforming loans as of June 30, 2008 were $2.8 billion, an increase of $1.3 billion, or 91.0%, from December 31, 2007. Of this total increase, nonperforming residential mortgage loans represented $515.3 million, real estate construction loans represented $477.1 million, home equity lines represented $81.1 million, commercial real estate represented $80.0 million and commercial represented $42.7 million. The GB&T acquisition accounted for $124.9 million of the increase in the nonperforming assets. These increases are largely related to the housing correction and related decline in the price of residential real estate. As loans work through their migration process, we anticipate nonaccrual loans to continue increasing until we experience sustained improvement in the delinquency level of our loan portfolios.

OREO as of June 30, 2008 was $334.5 million, an increase of $150.8 million, or 82.0%, from December 31, 2007. The increase was primarily due to the level of residential mortgage loans acquired through foreclosure. Upon foreclosure, these properties were written down to their estimated net realizable value, less selling and holding costs. We are aggressively working these foreclosed assets to minimize losses; however, further declines in home prices could result in additional losses on these properties.

Nonperforming residential real estate loans are collateralized by one-to-four family properties and a portion of the risk is mitigated by mortgage insurance. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Beginning in 2006, we started tightening the underwriting standards applicable to many of the residential loan products offered and do not originate subprime loans or option ARMs for our balance sheet.

The total Alt-A portfolio, which consists of loans with lower documentation standards, was approximately $1.5 billion as of June 30, 2008, representing approximately 1.2% of total loans and approximately 4.5% of our total residential mortgage portfolio. Approximately $265 million of the Alt-A portfolio loans were nonperforming at June 30, 2008. The Alt-A portfolio was comprised of approximately 69% in first lien positions and 31% in second lien positions at June 30, 2008. The weighted average original LTV of the first lien positions was 77%. For the Alt-A second lien positions, the weighted average original combined LTV was 97%.

We had utilized third party insurance extensively on the second lien Alt-A portfolio. In the fourth quarter of 2007, it became apparent that we would eventually reach our insurance stop loss at some point in 2008. As such, we reached a settlement agreement with our insurer to expedite the claim and review process. The ALLL estimation process took into consideration the insurance settlement in determining the appropriate ALLL.

We discontinued originating first lien Alt-A loans to hold on the balance sheet during 2006 and until mid 2007 originated a small amount for placement in the secondary market with more restrictive credit guidelines. A year ago, we stopped Alt-A production entirely.

The increase in construction nonaccrual loans relates primarily to residential-related construction and development and is driven by the downturn in the housing market. Nonaccrual construction loans were $772.4 million, an increase of $477.1 million, or 161.5%, from December 31, 2007.

Restructured loans were $163.4 million at June 30, 2008, an increase of $133.5 million from December 31, 2007. This increase reflects the concerted effort we are making in working with our customers to help them remain in their homes and mitigate potential additional loss.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended June 30, 2008 and 2007, this amounted to $7.5 million and $4.8 million, respectively. During the first six months of 2008 and 2007, this amounted to $12.9 million and $9.3 million, respectively. For the three months ended June 30, 2008 and 2007, estimated interest income of $52.4 million and $17.6 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms. For the first six months of 2008 and 2007, estimated interest income of $87.9 million and $33.4 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

As of June 30, 2008, accruing loans past due ninety days or more increased by $142.6 million from December 31, 2007 to $753.6 million, primarily in residential mortgage related and commercial real estate portfolios.

Capital Ratios	Table 11

(Dollars in millions) (Unaudited)	June 30 2008	December 31 2007
Tier 1 capital	$12,521.9	$11,424.9
Total capital	18,188.3	16,994.1
Risk-weighted assets	167,631.6	164,931.9
Risk-based ratios:
Tier 1 capital	7.47%	6.93%
Total capital	10.85	10.30
Tier 1 leverage ratio	7.54	6.90
Total shareholders' equity to assets	10.10	10.05

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

Both, the Company and our subsidiary, SunTrust Bank (the “Bank”), are subject to a minimum Tier 1 Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average total assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. Our regulatory capital ratios are significantly in excess of the regulatory requirements for well capitalized status.

The Tier 1 Capital and Total Capital ratios improved from 6.93% and 10.30%, respectively, at December 31, 2007 to 7.47% and 10.85% at June 30, 2008. The primary driver of the increase was the second quarter sale of 10 million shares of Coke common stock, which increased Tier 1 Capital in the second quarter by $345 million, or approximately 20 basis points. In addition, the increase in our capital ratios was further impacted by the debt we issued in the first quarter of 2008. On March 4, 2008, we issued $685 million of trust preferred securities, which qualified as Tier 1 Capital, and on March 17, 2008, we issued $500 million of subordinated notes, which favorably impacted our Total Capital ratio.

In July 2008, we executed the remaining aspects of the capital strategy to optimize our holdings of the Coke common stock, which strengthened our Tier 1 Capital position by approximately 47 basis points, resulting in an adjusted proforma Tier 1 Capital ratio of 7.94% as of June 30, 2008. We executed a transaction involving 30 million shares of Coke stock, generating approximately 43 basis points in proforma June 30, 2008 Federal Reserve approved Tier 1 Capital. In addition, in July 2008 we contributed our remaining 3.6 million shares to The SunTrust Foundation. This foundation will allow the legacy of our relationship with The Coca-Cola Company to benefit communities for years to come, while simultaneously reducing ongoing charitable contribution expense. The contribution has resulted in an increase in Tier 1 Capital during the third quarter of approximately $68.5 million, or an estimated 4 basis points in proforma June 30, 2008 Tier 1 Capital. These transactions are also expected to increase the Total Capital ratio from an estimated 10.85% as of June 30, 2008 to 10.96%. We are committed to remaining well capitalized and believe that maintaining a Tier 1 Capital target ratio in excess of our previously stated target of 7.50% is now prudent given the current market environment.

We declared and paid common dividends totaling $271.9 million during the second quarter of 2008, or $0.77 per common share, on net income available to common shareholders of $535.3 million. The dividend payout ratio was 50.8% during the second quarter of 2008 versus 38.4% for the same period in 2007. In the first six months of 2008, we declared common dividends totaling $540.8, or $1.54 per share, on net income available to common shareholders of $818.8 million. The dividend payout ratio was 66.0% for the first six months of 2008 versus 43.7% for the first six months of 2007. The increase in the payout ratio was the result of the decline in earnings caused by an increased provision for loan losses, the impact of the net market valuation write-downs recorded in the first six months of 2008, and a modest increase in the dividend. Our ability to pay dividends to our shareholders is indirectly limited by regulations which limit SunTrust Bank’s ability to pay dividends to SunTrust Banks, Inc. See “Liquidity Risk” for a discussion of such limitations.

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

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet. We are also exposed to market risk in our trading activities, MSRs, loan warehouse and pipeline, and debt carried at fair value. The Asset and Liability Committee (“ALCO”) meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board of Directors.

Market Risk from Non-Trading Activities

The sensitivity analysis included below is measured as a percentage change in net interest income due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. The net interest income profile is relatively flat with respect to an instantaneous 100 basis point change in rates.

Economic Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2008	March 31, 2008
+100	(0.8%)	(0.8%)
-100	0.6%	0.2%

The June 30, 2008 net interest income sensitivity profiles include the impact from adopting SFAS No. 159. Specifically, the net interest payments from $6.1 billion notional value of receive fixed swaps and $141 million notional value of pay fixed swaps are reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain or loss in the fair value of the swaps and will be recorded in trading account profits and commissions. The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to the use of fair value accounting for these interest rate swaps and related underlying debt. Hence, the above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments.

Financial Reporting Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2008	March 31, 2008
+100	0.1%	0.4%
-100	(0.3%)	(1.0%)

As of June 30, 2008, the EVE profile indicates modest changes with respect to an instantaneous 100 basis point change in rates.

EVE Sensitivity

Rate Shock (Basis Points)	Estimated % Change in EVE
	June 30, 2008	March 31, 2008
+100	(2.9%)	(1.4%)
-100	1.1%	0.1%

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

The average Undiversified VaR was $28.7 million for the quarter ending June 30, 2008 and $34.3 million for the quarter ending March 31, 2008. Trading assets net of trading liabilities averaged $7.9 billion for the quarter ending June 30, 2008 and $8.6 billion for the quarter ending March 31, 2008. The period-end Undiversified VaR was $24.7 million at June 30, 2008 and $37.6 million at March 31, 2008. Trading assets net of trading liabilities were $7.7 billion at June 30, 2008 and $8.6 billion at March 31, 2008.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We manage this risk by structuring our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. We assess liquidity needs in the form of increases in assets, maturing obligations, or deposit withdrawals, considering both operations in the normal course of business and in times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments, which could also affect our liquidity position. The Corporate ALCO measures this risk, sets policies, and reviews adherence to those policies. In addition, the Risk Committee of the Board sets liquidity limits and reviews current and forecasted positions at each regularly scheduled meeting.

Our sources of funds include a large, stable deposit base, secured advances from the Federal Home Loan Bank (“FHLB”) and access to the capital markets. We structure our balance sheet so that illiquid assets, such as loans, are funded through customer deposits, long-term debt, other liabilities and capital. Customer-based core deposits, our largest and most cost-effective source of funding, accounted for 67.1% of the funding base on average for the second quarter of 2008 compared to 64.1% for the fourth quarter of 2007. Average customer-based core deposits were higher by $3.4 billion compared to the fourth quarter of 2007.

Total wholesale funding, including net short-term unsecured borrowings, net secured wholesale borrowings and long-term debt, totaled $48.7 billion as of June 30, 2008 compared to $50.4 billion as of December 31, 2007. During the second quarter of 2008, we called $200 million of senior bank notes, repurchased $192.0 million of subordinated bank notes and repurchased $40.0 million of parent company senior notes. Net short-term unsecured borrowings, including wholesale domestic and foreign deposits and Fed funds purchased, totaled $26.3 billion as of June 30, 2008 compared to $28.5 billion as of December 31, 2007.

We maintain access to a diversified base of wholesale funding sources. These non-committed sources include Fed funds purchased, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, global bank note issuance and commercial paper issuance. As of June 30, 2008, we had remaining authority to issue up to an additional $33.1 billion of notes to investors under our global bank note program. We established this program to expand our funding and capital sources to include both domestic and international investors.

We also have access to liquidity in the form of unpledged securities in the investment portfolio and capacity to securitize or sell loans, including single-family mortgage loans. Our credit ratings are an important factor in our access to unsecured wholesale funds; significant changes in these ratings could change the cost and availability of these sources. We manage reliance on short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO.

We have a contingency funding plan that assesses liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth and financial market disruptions. Management believes we have sufficient funding capacity to meet the liquidity needs arising from these potential events. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of liquidity.

We measure liquidity for SunTrust Banks, Inc. (“Parent Company”) by comparing sources of liquidity from unpledged securities, short-term investments and other available collateral relative to short-term debt. As of June 30, 2008, the Parent Company had $2.3 billion in such sources compared to short-term debt of $2.2 billion. The Parent Company holds adequate cash to satisfy its working capital needs. The Company funds corporate dividends with dividends received from its banking subsidiaries. The Federal Reserve limits bank dividends to be no more than the current year’s income plus the last two years’ net retained earnings. The State of Georgia Department of Banking and Finance limits dividends, without its approval, to 50% of the prior year’s net income.

As detailed in Table 15, we had an aggregate potential obligation of $86.3 billion to our customers in unused lines of credit at June 30, 2008 that were not recorded on our balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. We also had $14.1 billion in letters of credit as of June 30, 2008, most of which are standby letters of credit which require that we provide funding if certain future events occur. Approximately $8.2 billion of these letters support variable-rate demand obligations (“VRDOs”)–municipal securities remarketed by us and other agents on a regular basis (usually weekly). In the event that we or the other agents are unable to remarket the securities, we would provide funding under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of June 30, 2008, we were in compliance with all covenants and provisions of these debt agreements.

As of June 30, 2008, the Company’s cumulative unrecognized tax benefits amounted to $330.1 million. Interest related to unrecognized tax benefits was $101.4 million as of June 30, 2008. These unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The unrecognized tax benefits are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Derivative hedging instrument activities are as follows:

Derivatives Hedging	Table 12

	Notional Values[1]
(Dollars in millions) (Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2007	$7,000	$6,088	$13,088
Additions	8,600	7,400	16,000
Maturities	(2,600)	(2,100)	(4,700)
Terminations	(500)	(400)	(900)
Dedesignations	-	(3,823)	(3,823)

Balance, June 30, 2007	$12,500	$7,165	$19,665

Balance, January 1, 2008	$10,200	$3,865	$14,065
Additions	4,047 [2]	-	4,047
Maturities	(600)	(865)	(1,465)
Terminations	(1,000)	-	(1,000)

Balance, June 30, 2008	$12,647	$3,000	$15,647

[1]

Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk mananagement purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. The hedging activity for our mortgage loans held for sale is excluded from this table. The SFAS No. 133 hedging program was terminated for mortgage loans during 2007. As of June 30, 2007, the notional amount of mortgage derivative contracts under this program totaled $3.1 billion.

[2]

Included in this amount is the addition of the equity derivatives associated with the common shares of Coke. While these derivatives had been entered into and designated as cash flow hedges as of the trade date, which was prior to June 30, 2008, the specific per share terms were not determined until the effective date, which was July 15, 2008. Based on those final terms, the derivatives have a notional value of approximately $1,547 million.

The following table shows the derivative instruments entered into by us as an end user:

Risk Management Derivative Financial Instruments[1]	Table 13

	As of June 30, 2008[1]
(Dollars in millions) (Unaudited)	Notional Amount	Gross Unrealized Gains [4]	Gross Unrealized Losses [4]	Accumulated Other Comprehensive Income [6]	Average Maturity in Years
Asset Hedges
Cash flow hedges [7]
Interest rate swaps [2]	$11,100	$219	($46)	$109	4.48

Total asset hedges	$11,100	$219	($46)	$109	4.48

Liability Hedges
Cash flow hedges
Interest rate swaps [3]	$3,000	$-	($54)	($34)	0.94

Total liability hedges	$3,000	$-	($54)	($34)	0.94

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [5]	$5,937	$-	$-	$41	1.67

Total terminated/dedesignated hedges	$5,937	$-	$-	$41	1.67

[1]

Includes only derivative financial instruments which are currently, or were previously designated as, and for which the Company continues to recognize the impacts of, qualifying hedges under SFAS No. 133. Certain other derivatives, which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. With the 2007 adoption of SFAS No. 157 and SFAS No. 159, we no longer have unrealized gains and losses from fair value hedges. All interest rate swaps have resets of six months or less.

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and FHLB Advances.
[4]	Represents the change in fair value of derivative financial instruments from inception to June 30, 2008 less accrued interest receivable or payable.
[5]

Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The derivatives were designated as cash flow hedges of floating rate debt, certificates of deposit, commercial loans, and tax exempt bonds. The $40.5 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

[6]

At June 30, 2008, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $115.4 million, net of income taxes. Of this net of tax amount, a $74.9 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $40.5 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of June 30, 2008, $108.8 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months.

[7]

Excludes equity derivatives associated with the common shares of Coke that were designated as of June 30, 2008, but that were not effective until July 15, 2008. While the contractual nature of the derivatives were established on the trade date, such that the derivatives could be designated on that date, the specific per share terms of the derivatives were not determined until the effective date. However, an evaluation of the contractual terms as of the trade date resulted in the derivatives qualifying as zero cost collars pursuant to SFAS No. 133. As of the effective date, the notional amounts were approximately $1,547 million and the trades had an estimated average maturity of 6.88 years. The gross unrealized gains or losses, along with amounts recorded in accumulated other comprehensive income, will be reflected in the third quarter of 2008, based on the final per share terms of the equity derivatives that were established on the effective date.

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

[1]

Includes only derivative financial instruments which are currently, or were previously designated as, and for which the Company continues to recognize the impacts of, qualifying hedges under SFAS No. 133. Certain other derivatives, which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. With the 2007 adoption of SFAS No. 157 and SFAS No. 159, we no longer have unrealized gains and losses from fair value hedges. All interest rate swaps have resets of six months or less.

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

The following table presents the contract/notional amount of all our derivative positions:

Table 14

	At June 30, 2008			At December 31, 2007
	Contract or Notional Amount			Contract or Notional Amount
(Dollars in millions) (Unaudited)	End User		For Clients	End User		For Clients
Derivatives contracts
Interest rate contracts
Swaps	$20,550		$106,304	$23,068		$89,379
Futures and forwards	13,445		50,287	24,330	[1]	23,802
Options	6,675		43,123	1,800		16,936

Total interest rate contracts	40,670		199,714	49,198		130,117
Interest rate lock commitments	3,391		-	4,993		-
Equity contracts	1,547	[2]	11,643	-		10,293
Foreign exchange contracts	2,414		6,823	2,293		4,763
Other derivative contracts	1,145		1,982	1,101		77

Total derivatives contracts	$49,167		$220,162	$57,585		$145,250

Credit-related arrangements
Commitments to extend credit	$82,902			$83,165
Standby letters of credit and similar arrangements	14,129			12,703

Total credit-related arrangements	$97,031			$95,868

[1]	The notional amount of futures and forwards has been updated from the amount included in our 2007 Annual Report on Form 10-K to reflect the impact of netting certain offsetting futures positions.
[2]

These contracts are the equity derivatives associated with the common shares of Coke. While these derivatives had been entered into on the trade date which was prior to June 30, 2008, the specific per share terms were not determined until the effective date, which was July 15, 2008. Based on those final terms, the derivatives have a notional value of approximately $1,547 million.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have not historically hedged MSRs, but instead, we have employed a balanced business strategy using the natural counter-cyclicality of servicing and production. However, current conditions in the mortgage market have increased the downside risk to the value of our MSRs and reduced the effectiveness of the balanced business strategy as the fair value of MSRs have been more adversely affected by increased discount rates and other factors and less by changes in prepayment rates. As a result, we recognized $1.9 million of impairment losses during the quarter ended March 31, 2008, which reversed itself during the current quarter. Because of the increase in impairment risk, we began economically hedging our MSRs portfolio to a certain degree by purchasing option contracts on interest rate swaps (“swaptions”). These derivative instruments provide for potential gains to offset impairment losses in certain downward rate environments while losses in an upward rate environment are limited to the option premium paid. The total notional amount of swaption contracts outstanding at June 30, 2008 was $625 million, all of which expired in July 2008. We continue to evaluate alternative strategies for mitigating impairment risk and expect to continue hedging a portion of our MSR portfolio in 2008, which totaled $1.2 billion as June 30, 2008.

In addition to MSRs impairment, other impairment charges could occur if deteriorating conditions in the market persist, including, but not limited to, goodwill and other intangibles impairment charges and increased charges with respect to other real estate owned.

Unfunded Lending Commitments	Table 15

(Dollars in millions) (Unaudited)	June 30 2008	December 31 2007
Unused lines of credit
Commercial	$40,081.5	$38,959.1
Mortgage commitments[1]	11,792.0	12,859.5
Home equity lines	20,193.1	20,424.9
Commercial real estate	5,297.9	6,228.2
Commercial paper conduit	7,054.9	7,877.5
Credit card	1,873.3	1,808.5

Total unused lines of credit	$86,292.7	$88,157.7

Letters of credit
Financial standby	$13,761.7	$12,287.5
Performance standby	236.2	283.1
Commercial	131.2	132.3

Total letters of credit	$14,129.1	$12,702.9

[1]	Includes $3.4 billion and $5.0 billion in IRLCs accounted for as derivatives as of June 30, 2008 and December 31, 2007, respectively.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. In the first quarter of 2008, we issued $685 million of trust preferred securities maturing in 2068 and $500 million of subordinated notes maturing in 2018. In the second quarter of 2008, we repaid $1.4 billion of FHLB advances and senior notes maturing in 2008, we repurchased $232.0 million of notes maturing between 2011 and 2018, and we called $200.0 million of senior notes maturing in 2009. There were no other significant updates to our contractual commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

BUSINESS SEGMENTS

We have four business segments used to measure business activities: Retail and Commercial Banking, Wholesale Banking, Wealth and Investment Management, and Mortgage with the remainder in Corporate Other and Treasury. We previously had five business segments (Retail, Commercial, Corporate and Investment Banking, Wealth and Investment Management and Mortgage) with the remainder in Corporate Other and Treasury. Beginning in 2008, the segment reporting structure was adjusted in the following ways:

1.

The Retail and Commercial segments were combined. In the second quarter of 2008, Bankcard, which handles credit card issuance and merchant discount relationships, was transferred from Corporate Other to Retail and Commercial.

2.	Corporate and Investment Banking was renamed Wholesale Banking.

3.	Commercial Real Estate (primarily Real Estate Finance Group and Affordable Housing) was transferred from Commercial to Wholesale Banking.

4.	Trustee Management was transferred from Commercial to Corporate Other and Treasury.

5.	Transplatinum, which handles Fleet One fuel cards, was transferred from Commercial to Corporate Other and Treasury.

6.

Certain Middle Market clients and relationship managers were transferred from Commercial to Wholesale Banking. Because this transfer included the movement of individual clients and relationship managers, balance, income, and expense from prior periods remained in the Retail and Commercial Banking segment.

In this section, we discuss the performance and financial results of our business segments. For more financial details on business segment disclosures, see Note 14, “Business Segment Reporting,” to the Consolidated Financial Statements.

Retail and Commercial Banking

Retail and Commercial serves consumers, businesses with up to $100 million in annual revenue, government/not-for-profit enterprises, and provides services for the clients of our other businesses. Financial products and services offered to consumers include loans, deposits, and other fee-based services through an extensive network of traditional and in-store branches, ATMs, the Internet

(www.suntrust.com) and the telephone (1-800-SUNTRUST). Financial products and services offered to business clients include commercial lending, financial risk management, insurance premium financing, and treasury and payment solutions including commercial card services. In addition to serving the retail market, Retail and Commercial serves as an entry point for other lines of business. When client needs change and expand, Retail and Commercial refers clients to our Wealth and Investment Management, Wholesale Banking, and Mortgage lines of business.

Wholesale Banking

Wholesale Banking’s primary businesses include Middle Market which serves commercial clients with $100 million to $750 million in annual revenue, Corporate Banking which serves clients with greater than $750 million in annual revenue, Commercial Real Estate which serves commercial and residential developers and investors, and SunTrust Robinson Humphrey. Corporate Banking is focused on selected industry sectors: consumer and retail, financial services and technology, energy, healthcare, and diversified while Middle Market is more geographically focused. Through SunTrust Robinson-Humphrey, Wholesale Banking offers a full range of capital markets services to its clients, including strategic advice, capital raising and financial risk management. These capital markets services are also provided to Commercial and Wealth and Investment Management clients. In addition, Wholesale Banking offers traditional lending, leasing and treasury management services to its clients and also refers clients to Wealth and Investment Management. Commercial Real Estate also offers specialized investments delivered through the SunTrust Community Capital, LLC.

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

Institutional Investment Management is comprised of RidgeWorth, retirement services, endowment and foundation services, as well as institutional asset services (including corporate agency). RidgeWorth, which serves as investment manager for the RidgeWorth Funds (formerly STI Classic Funds) and individual clients, is an investment advisor registered with the Securities and Exchange Commission. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques thereby offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix Investment Advisors, Silvant Capital Management, StableRiver Capital Management, and Zevenbergen Capital Investments. Retirement Services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and Foundation Services provides bundled administrative and investment solutions (including planned giving, charitable trustee, and foundation grant administration services) for non-profit organizations. Institutional Asset Services (“IAS”) provides custody, master custody, and various administrative services for both non-profit and for-profit organizations. These organizations include colleges and universities, hospitals, foundations, endowments, insurance companies and government entities. Corporate Agency Services, a specialized group within IAS, targets corporations, governmental entities and attorneys requiring escrow services.

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

—	Provision for loan losses – Represents net charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

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

The following analysis details the operating results for each line of business for the three and six month periods ended June 30, 2008 and 2007. Prior periods have been restated to conform to the current period’s presentation. GB&T customer loans, customer deposits, the majority of the employees, etc. have been integrated within the business lines; however, the associated goodwill has not been distributed and remains in Corporate Other and Treasury. Allocation of the goodwill is anticipated to occur in the third quarter of 2008 in connection with the system conversion.

Net Income	Table 16

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Retail and Commercial	$110,692	$199,547	$204,241	$401,331
Wholesale Banking	74,846	118,709	161,872	211,351
Mortgage	(91,124)	41,477	(122,394)	48,370
Wealth and Investment Management	43,676	53,882	148,028	121,959
Corporate Other and Treasury	380,656	152,208	486,727	208,123
Reconciling Items	21,616	115,608	(47,557)	211,593

Average Loans and Deposits	Table 17

	Three Months Ended June 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Retail and Commercial	$51,396,999	$51,467,349	$81,174,182	$80,574,355
Wholesale Banking	33,753,195	28,820,686	9,093,065	4,703,473
Mortgage	31,705,811	29,447,549	2,449,481	2,378,640
Wealth and Investment Management	8,200,939	8,026,076	9,789,285	9,869,892
Corporate Other and Treasury	160,446	428,822	14,384,454	24,322,734

	Six Months Ended June 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Retail and Commercial	$50,891,138	$51,224,362	$80,975,187	$80,824,425
Wholesale Banking	33,223,407	29,201,194	8,786,705	4,719,650
Mortgage	31,851,320	30,906,163	2,259,889	2,086,942
Wealth and Investment Management	8,045,532	8,110,682	9,791,854	9,827,249
Corporate Other and Treasury	238,546	423,883	14,996,106	25,766,946

Retail and Commercial Banking

Three Months Ended June 30, 2008 vs. 2007

Retail and Commercial Banking net income for the second quarter of 2008 was $110.7 million, a decrease of $88.9 million, or 44.5%, compared to the second quarter of 2007. This decrease was primarily the result of higher provision expense due to home equity line net charge-offs and lower net interest income related to deposit spreads, partially offset by higher noninterest income.

Net interest income decreased $65.5 million, or 9.1%, driven by a shift in the mix of deposits and the decline in interest rates, which compressed spreads on deposits. Average deposit balances were relatively unchanged while deposit spreads decreased 30 basis points, driving $60.4 million of the decrease in net interest income. Average loan balances declined $70.3 million, or 0.1%, with the movement of the Middle Market clients to the Wholesale Banking segment decreasing loans by $2.2 billion. The remaining loan growth was driven by loans acquired in the GB&T acquisition, commercial loans, equity lines, and student loans.

Provision for loan losses increased $125.9 million over the same period in 2007. The provision increase was most pronounced in home equity, indirect auto and commercial loans (primarily commercial clients with annual revenues of less then $5 million), reflecting the negative impact from the current deterioration in certain segments of the consumer portfolio, primarily related to the residential real estate market.

Total noninterest income increased $43.8 million, or 14.5%, from the second quarter of 2007. This increase was driven primarily by a $28.2 million, or 16.2%, increase in service charges on deposit accounts from both consumer and business accounts, primarily due to growth in number of accounts, higher NSF rates and an increase in occurrences of NSF fees. Interchange fees increased $7.9 million, or 15.5%, and ATM revenue increased $3.5 million, or 11.7%.

Total noninterest expense decreased $6.3 million, or 1.0%, from the second quarter of 2007. The continuing positive impact of expense savings initiatives was partially offset by higher credit-related expenses and continued investments in the branch distribution network.

Six Months Ended June 30, 2008 vs. 2007

Retail and Commercial Banking net income for the six months ended June 30, 2008 was $204.2 million, a decrease of $197.1 million, or 49.1%, compared to the same period in 2007. This decrease was primarily the result of higher provision expense due to home equity line net charge-offs and lower net interest income related to deposit spreads, partially offset by higher noninterest income.

Net interest income decreased $149.6 million, or 10.5%, driven by a continued shift in deposit mix and decreased spreads as deposit competition and the interest rate environment encouraged customers to migrate into higher yielding interest bearing deposits. Average deposit balances were relatively unchanged while deposit spreads decreased 36 basis points driving $144.7 million of the decrease in net interest income. Average loan balances declined $333.2 million, or 0.7%, with the movement of the Middle Market clients to the Wholesale Banking segment decreasing loans by $2.1 billion. That decrease was partially offset by growth in commercial loans, equity lines, and student loans.

Provision for loan losses increased $258.0 million over the same period in 2007. The provision increase was most pronounced in home equity, indirect, and commercial loans (primarily commercial clients with annual revenues of less then $5 million), reflecting the negative impact from the current deterioration in certain segments of the consumer portfolio, primarily related to the residential real estate market.

Total noninterest income increased $71.4 million, or 12.0%, over the same period in 2007. This increase was driven primarily by a $47.1 million, or 13.8%, increase in service charges on deposit accounts from both consumer and business accounts primarily due to growth in number of accounts, higher NSF rates, and an increase in occurrences of NSF fees. Interchange fees increased $14.8 million, or 15.2%, and ATM revenue increased $4.1 million, or 6.9%.

Total noninterest expense decreased $22.0 million, or 1.7%, from the same period in 2007. The continuing positive impact of expense savings initiatives was partially offset by higher credit-related expenses and continued investments in the branch distribution network.

Wholesale Banking

Three Months Ended June 30, 2008 vs. 2007

Wholesale Banking net income for the second quarter of 2008 was $74.8 million, a decrease of $43.9 million, or 37.0%, compared to the prior year. Reductions in private equity gains and declining balances in the residential construction portfolio were the primary drivers of the decline.

Net interest income decreased $15.1 million, or 10.3%. While average loan balances increased $4.9 billion, or 17.1%, the corresponding net interest income declined $11.6 million, or 10.0%. The increase in loan balances includes an approximate $2.2 billion impact from the migration of Middle Market clients from the Commercial line of business to Wholesale Banking. Loan balances increased approximately $2.7 billion, or 9.5%, in the remainder of Wholesale Banking driven by growth in corporate banking partially offset by declines in the residential builder portfolio. The decline in loan-related net interest income is due to a shift in mix away from higher spread construction loans to lower spread commercial loans and increased real estate related nonaccrual loans. Total average deposits were up $4.4 billion, or 93.3%, primarily in higher cost corporate money market accounts. The associated net interest income decreased $3.6 million driven by the decline in interest rates, which compressed spreads on deposits, and by lower demand deposits partially offset by the increase in higher cost corporate money market balances.

Provision for loan losses was $11.0 million, a decrease of $4.6 million from the same period in 2007. The decline resulted from lower charge-offs in corporate banking, partially offset by higher residential builder-related charge-offs.

Total noninterest income decreased $40.9 million, or 18.1%. Solid performances in fixed income sales and trading, derivatives, tax-exempt, and equity capital markets were masked by a reduction in private equity gains, the largest of which was $23.4 million, as well as lower revenues from loan syndications, bond originations, structured leasing, and asset securitization activity.

Total noninterest expense increased $4.9 million, or 2.5%. The increase was primarily driven by Middle Market which accounted for $6.7 million of the increase. The remainder of Wholesale Banking expenses decreased $1.7 million, or 0.9%, driven primarily by lower incentive-based compensation, personnel, and discretionary expenses partially offset by higher Affordable Housing related expenses and higher operating losses, other real estate and credit services expenses.

Six Months Ended June 30, 2008 vs. 2007

Wholesale Banking net income for the six months ended June 30, 2008 was $161.9 million, a decrease of $49.5 million, or 23.4%, compared to the same period in 2007. Reductions in private equity gains and declining balances in the residential construction portfolio were the primary drivers of the decline.

Net interest income decreased $19.3 million, or 6.6%. Average loan balances increased $4.0 billion, or 13.8%. Despite the growth, the corresponding net interest income declined $10.7 million, or 4.6%. The increase in loan balances includes an approximate $2.1 billion impact from the migration of Middle Market clients from the Commercial line of business to Wholesale Banking. Loan balances increased approximately $1.9 billion, or 6.7%, in the remainder of Wholesale Banking despite a $1.9 billion structured asset sale of corporate loans at the end of the first quarter 2007. The loan growth was driven by corporate banking partially offset by declines in the residential builder portfolio. The decline in net interest income is due to a shift in mix away from higher spread construction loans to lower spread commercial loans and increased real estate related nonaccrual loans. Total average deposits were up $4.1 billion, or 86.2%, primarily in higher cost corporate money market accounts. The associated net interest income decreased $6.2 million driven by the lower credit for funds on demand deposits partially offset by the increase in higher cost corporate money market balances.

Provision for loan losses was $23.3 million, an increase of $4.9 million from the same period in 2007, resulting from higher residential builder related charge-offs partially offset by lower charge-offs in corporate banking.

Total noninterest income decreased $36.0 million, or 9.1%. Solid performances in fixed income sales and trading, derivatives, bonds and equity capital markets were masked by a reduction in private equity gains, as well as lower revenues from loan syndications, M&A activity, and a decrease in asset securitization related transactions.

Total noninterest expense increased $14.4 million, or 3.7%. The transfer of Middle Market accounted for $13.0 million of the increase. The remainder of Wholesale Banking’s expense increased $1.4 million, or 0.4%, driven primarily by higher Affordable Housing related expenses and outside processing expenses, partially offset by lower discretionary, personnel and shared corporate expenses.

Mortgage

Three Months Ended June 30, 2008 vs. 2007

Mortgage reported a net loss of $91.1 million for the second quarter of 2008, a decrease of $132.6 million compared with the second quarter of 2007. The decline was principally due to credit-related costs and lower servicing income.

Net interest income decreased $10.7 million, or 8.0%. Average loans increased $2.3 billion, or 7.7%; however, the resulting net interest income declined $12.9 million principally due to increased residential real estate nonaccrual loans. Nonaccrual loans increased $1.1 billion resulting in a decrease of $10.8 million in net interest income. Also contributing to the net interest income decline was a lower funds credit for other liabilities of $6.1 million and a higher funds charge for other assets of $4.8 million. Partially offsetting the declines was an $11.5 million increase in net interest income from mortgage-backed securities and higher income from loans held for sale of $5.2 million. Loans held for sale balances declined $8.3 billion but income was up due to wider spreads.

Provision for loan losses increased $115.0 million due to higher residential mortgage and residential construction net charge-offs.

Total noninterest income decreased $28.3 million, or 20.7% primarily driven by lower servicing income. Servicing income was down $32.7 million due to MSR asset hedge costs, higher MSR amortization, and lower gains from the sale of mortgage servicing rights offset by higher fee income due to a larger servicing portfolio. Total loans serviced at June 30, 2008 were $158.8 billion compared with $150.5 billion at June 30, 2007. Loan production of $9.3 billion was down $8.6 billion, or 48.0%, from second quarter 2007. Production income, which was up $4.9 million compared to the second quarter of 2007, was affected by the election in second quarter 2007 to record certain newly-originated mortgage loans held for sale at fair value under the provisions of FAS 159. The election affected the timing of recognition of origination fees and costs, as well as servicing value. Loan fees recorded in production income were $31.2 million higher in second quarter 2008 due to the recognition of fees that were deferred prior to the election, but were partially offset by reduced income due to lower production.

Total noninterest expense increased $59.6 million, or 30.2%. Higher origination expense of $31.6 million due to the May 2007 election of FAS 159 was partially offset by lower incentive expense of $28.5 million due to reduced loan production. Reserves for mortgage reinsurance losses increased $25.0 million and other real estate expense increased $17.0 million principally due to additional write-downs for declining property values. Additionally, operating losses increased $11.5 million, primarily driven by borrower misrepresentation.

Six Months Ended June 30, 2008 vs. 2007

Mortgage reported a net loss for the six months ended June 30, 2008 of $122.4 million, a decrease of $170.8 million compared to the same period in 2007. Increases in credit-related costs and lower servicing income drove the decrease in net income.

Net interest income decreased $9.7 million, or 3.7%, from the comparable period in 2007. Total loans increased $0.9 billion, or 3.1%; however, income declined $28.3 million principally due to increased residential real estate nonaccrual loans and lower income from residential construction loans. Nonaccrual loans increased $1.0 billion resulting in a $20.4 million decrease in net interest income. Also contributing to the net interest income decline was a lower funds credit for other liabilities of $7.6 million and a higher funds charge for other assets of $11.6 million. Partially offsetting the decline was higher income from mortgage-backed securities of $20.0 million and higher income from loans held for sale of $19.8 million due to wider spreads.

Provision for loan losses increased $203.0 million due to higher residential mortgage and residential construction net charge-offs.

Total noninterest income increased $65.4 million, or 37.3%, principally due to higher production income that was partially offset by lower servicing income. Year-to-date loan production of $21.1 billion was down $11.7 billion, or 35.7%, from 2007. Production income was up $109.3 million due to better secondary marketing margins and increased loan fees of $69.5 million that were deferred prior to the election of FAS 159 partially offset by lower income resulting from lower production. Servicing income was down $38.6 million due to higher MSR amortization, MSR asset hedge costs and lower gains from sales of mortgage servicing rights. Higher fee income due to a larger servicing portfolio partially offset the lower income.

Total noninterest expense increased $127.6 million, or 36.5%. Higher origination expense of $66.1 million due to the May 2007 election of FAS 159 was partially offset by lower incentive expense of $36.8 million due to reduced loan production. Reserves for mortgage reinsurance losses increased $31.9 million and other real estate expense increased $26.6 million principally due to additional write-downs for declining property values. Additionally, operating losses increased $30.2 million, primarily driven by borrower misrepresentation.

Wealth and Investment Management

Three Months Ended June 30, 2008 vs. 2007

Wealth and Investment Management’s net income for the second quarter of 2008 was $43.7 million, a decrease of $10.2 million, or 18.9%. The decrease was driven by a $27.9 million after-tax impairment charge on client based intangibles due to a reduction in the estimated weighted average remaining life of the client relationships. This adjustment was partially offset by an $18.4 million after-tax gain on the sale of First Mercantile Trust. The remaining net income was relatively flat compared to the second quarter of 2007, as lower noninterest income from the sales of First Mercantile Trust and Lighthouse Partners was offset by lower noninterest expense.

Net interest income decreased $4.0 million, or 4.6%, primarily due to a continued shift in deposit mix to higher cost deposits. Average deposits were practically unchanged, as declines in demand deposit and savings accounts were offset by an increase in higher-cost NOW accounts. This shift in deposit mix, coupled with compressed spreads due to increased competition for deposits resulted in a $3.8 million decrease in net interest income. Average loans increased $174.9 million, or 2.2%. Commercial loans increased $212.0 million, or 8.0%, partially offset by a $67.6 million, or 2.0%, decrease in consumer loans. The change in mix from higher spread consumer loans to lower spreads commercial loans resulted in a slight decline in interest income.

Provision for loan losses decreased $0.4 million primarily due to lower commercial net charge-offs.

Total noninterest income increased $18.8 million, or 7.5%, mainly driven by a $29.6 million gain on sale of First Mercantile Trust. This increase was partially offset by a $9.0 million decline in noninterest income associated with the sales of Lighthouse Partners and First Mercantile Trust. Retail investment income increased $1.0 million, or 1.4%, due to strong annuity sales and higher recurring managed account fees. Trust income decreased $6.9 million, or 4.2%, primarily due to the sale of Lighthouse Partners and First Mercantile Trust. As of June 30, 2008, assets under management were approximately $136.7 billion compared to $139.1 billion as of June 30, 2007. Assets under management include individually managed assets, the RidgeWorth Funds, institutional assets managed by

RidgeWorth Capital Management, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $230.5 billion, which includes $136.7 billion in assets under management, $53.8 billion in non-managed trust assets, $37.9 billion in retail brokerage assets, and $2.1 billion in non-managed corporate trust assets.

Total noninterest expense increased $33.6 million, or 13.5%, primarily due to the $45.0 million impairment charge on a client based intangible asset. Noninterest expense before intangible amortization was down $9.6 million, or 4.0%, compared to the second quarter of 2007 driven by lower staff and discretionary expenses, as well as lower structural expense resulting from the sales of Lighthouse Partners and First Mercantile Trust.

Six Months Ended June 30, 2008 vs. 2007

Wealth and Investment Management’s net income for the six months ended June 30, 2008 was $148.0 million, an increase of $26.1 million, or 21.4%, from the prior year period. The following transactions represented $25.8 million of the year-over-year increase:

—	$55.4 million increase due to the after-tax gain on sale of minority interest in Lighthouse Investment Partners in the first quarter of 2008;

—	$18.4 million increase due to the after-tax gain on the sale of First Mercantile Trust in the second quarter of 2008;

—	$27.9 million decrease due to the after-tax impairment charge on a client based intangible asset incurred in the second quarter of 2008; and

—	$20.1 million decrease due to the after-tax gain resulting from the sale upon merger of Lighthouse Partners into Lighthouse Investment Partners in the first quarter of 2007.

Net interest income decreased $14.0 million, or 7.9%, primarily due to a continued shift in deposit mix to higher cost deposits. Average deposits were practically unchanged as declines in demand deposits and savings accounts were offset by increases in higher-cost NOW and certificate of deposit balances. This shift in deposit mix coupled with compressed spreads due to increased competition for deposits resulted in an $11.6 million decrease in net interest income. Average loans declined slightly as increases in commercial loans were more than offset by declines in higher spread consumer loans resulting in a $1.4 million decline in net interest income.

Provision for loan losses increased $3.7 million, as declines in commercial lending net charge-offs were more than offset by higher home equity, consumer direct, and consumer mortgage net charge-offs.

Total noninterest income increased $64.5 million, or 12.0%, compared to the six months ended June 30, 2007 driven by a $29.6 million gain on the sale of First Mercantile Trust and $35.2 million of incremental revenue from the sale of our Lighthouse Partners investment. Retail investment income increased $8.7 million, or 6.5%, due to strong annuity sales and higher recurring managed account fees. Trust income decreased $20.6 million, or 6.1%, primarily due to the aforementioned sales of Lighthouse Partners and First Mercantile Trust which resulted in a $24.5 million decline in trust income.

Total noninterest expense increased $8.2 million, or 1.6%, due to the $45.0 million impairment charge on the client based intangible. Noninterest expense before intangible amortization declined $36.1 million, or 7.1%, driven by lower staff, discretionary, and indirect expenses, as well as lower structural expense resulting from the sales of Lighthouse Partners and First Mercantile Trust.

Corporate Other and Treasury

Three Months Ended June 30, 2008 vs. 2007

Corporate Other and Treasury’s net income for the second quarter of 2008 was $380.7 million, an increase of $228.4 million compared to the second quarter of 2007. The increase was driven by an increase in securities gains primarily related to the gain on sale of Coke stock.

Net interest income increased $88.2 million over the same period in 2007 mainly due to interest rate risk management activities. Total average assets decreased $4.2 billion, or 17.4%, mainly due to the reduction in the size of the investment portfolio as part of the Company’s overall balance sheet management strategy. Total average deposits decreased $9.9 billion, or 40.9%, mainly due to a decrease in brokered and foreign deposits as the Company reduced its reliance on wholesale funding sources.

Provision for loan losses decreased $1.2 million from the same period in 2007.

Total noninterest income increased $262.7 million in the second quarter of 2008 compared to the same period in 2007. Securities gains increased $314.7 million primarily related to increased gains on the sale of Coke stock. This increase was partially offset by a $48.6 million increase in trading losses over the same period in 2007. This increase in trading losses is primarily due to the impact of credit spread tightening on our publicly-traded debt and related hedges carried at fair value.

Total noninterest expense increased $33.4 million compared to the second quarter of 2007. The increase in expenses was mainly due to increased advertising costs due to the “My Cause” campaign, reduction in real estate gains received in 2007, and an increase in expenses due to the GB&T acquisition.

Six Months Ended June 30, 2008 vs. 2007

Corporate Other and Treasury’s net income for the six months ended June 30, 2008 was $486.7 million, an increase of $278.6 million, from the same period in 2007. The increase was driven by an increase in securities gains including gains on the sale of Coke stock.

Net interest income increased $135.7 million over the same period in 2007 mainly due to interest rate risk management activities Total average assets decreased $5.8 billion, or 21.8%, mainly due to the reduction in the size of trading assets. Total average deposits decreased $10.8 billion, or 41.8%, mainly due to a decrease in brokered and foreign deposits as the Company reduced its reliance on wholesale funding sources.

Provision for loan losses decreased $0.8 million from the same period in 2007.

Total noninterest income increased $271.9 million, or 80.1%, compared to the same period in 2007. Securities gains increased $259.0 million primarily related to $312 million in increased gains on the sale of Coke stock. In addition, the Company realized an $86.3 million gain on its holdings of Visa in connection with its initial public offering and an additional $37.0 million gain from the sale/leaseback of real estate properties. These gains were partially offset by $53.3 million of securities losses during this period primarily driven by market value impairment related primarily to certain asset-backed securities that were classified as available for sale and estimated to be other-than-temporarily impaired, triggering accounting recognition of the unrealized loss in current period earnings. Noninterest income also included an additional $58.7 million of net negative marks in 2008 versus $50.3 million of net positive marks on trading securities and long-term debt carried at fair value in 2007. These mark-downs reflect the lack of liquidity in the market for these securities, deterioration in the credit quality of the underlying assets, and changes in the credit spread on our publicly-traded debt carried at fair value.

Total noninterest expense increased $18.5 million, or 37.1%, from the same period in 2007. The increase in expense was mainly due to an increase of $16.8 million in advertising costs due to the “My Cause” campaign, $10.9 million reduction in real estate gains, and $10.2 million in increased acquisition expense related to GB&T. These increases were partially offset by a $39.1 million partial reversal of an accrual for Visa litigation.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

No material changes.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2008:

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	1,952	$60.68	-	30,000,000	-	-	-	-
February 1-29	12,357	63.49	-	30,000,000	-	-	-	-
March 1-31	2,255	57.74	-	30,000,000	-	-	-	-

Total first quarter 2008	16,564	$62.38	-		-	-	-	-

April 1-30	1,657	$57.41	-	30,000,000	-	-	-	-
May 1-31	613	58.70	-	30,000,000	-	-	-	-
June 1-30	-	-	-	30,000,000	-	-	-	-

Total second quarter 2008	2,270	$57.76	-		-	-	-	-

Total year-to-date 2008	18,834	$61.82	-		-	-	-	-

[1]

On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

[2]

This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the six months ended June 30, 2008, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 1,952 shares in January 2008 at an average price per share of $60.68; 12,357 shares in February 2008 at an average price per share of $63.49; and 2,255 shares in March 2008 at an average price per share of $57.74; 1,657 shares in April 2008 at an average price per share of $57.41; 613 shares in May 2008 at an average price per share of $58.70; and zero shares in June 2008.

[3]

On August 14, 2007, the Board of Directors authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 29, 2008. The Company reported the actions taken by the shareholders and the voting results for each item acted upon in Item 8.01 of a Current Report on Form 8-K filed with the Commission on April 29, 2008.

Item 5.	OTHER INFORMATION

(a) On August 5, 2008, the Company entered into Amended and Restated Change in Control Agreements with each executive officer who already had such an agreement. Copies of the Amended and Restated Change of Control Agreement between the Company and each of James M. Wells III (principal executive officer and a named executive officer), Mark A Chancy (principal financial officer and a named executive officer), William R. Reed, Jr. (named executive officer), William H. Rogers, Jr. (named executive officer), and Timothy E. Sullivan (named executive officer) are filed as exhibits 10.1 through 10.5 to this Quarterly Report.

Generally, the amendments to such agreements were made to conform such agreements to the requirements of Internal Revenue Code Section 409A and the regulations which were recently enacted under such Code Section. The Agreements provide specified benefits to the executive if the executive is actually or constructively terminated within a 2 or 3 year period following a change of control. Section 409A imposes an additional income tax and penalties on recipients of certain nonqualified deferred compensation payments that do not comply with election and payment rules.

Specifically, SunTrust made the following changes to the agreements. First, for executives who are “key employees” within the meaning of Section 409A at the time of their separation from service with SunTrust, payment of benefits subject to Section 409A will now be deferred for 6 months after separation; payments not subject to 409A are not delayed. SunTrust will pay interest on delayed payments at the prime rate for the period of such deferral. Second, health and welfare benefits which were previously payable under such agreements were restated in a fashion that complies with Section 409A. Third, reimbursement of legal fees to enforce such agreements are capped at a maximum amount per year rather than an overall cap. In addition, non-compete provisions were eliminated from the agreements of those executive officers whose agreements previously included such provisions.

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

*

3.2	Bylaws of the Registrant, as amended and restated on November 13, 2007, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 14, 2007.	*

10.1	Change in Control Agreements between the Registrant and James M. Wells III amended and restated as of August 5, 2008.	(filed herewith)

10.2	Change in Control Agreements between the Registrant and Mark A. Chancy, amended and restated as of August 5, 2008.	(filed herewith)

10.3	Change in Control Agreements between the Registrant and William R. Reed, Jr., amended and restated as of August 5, 2008.	(filed herewith)

10.4	Change in Control Agreements between the Registrant and William H. Rogers, Jr., amended and restated as of August 5, 2008.	(filed herewith)

10.5	Change in Control Agreements between the Registrant and Timothy E. Sullivan, amended and restated as of August 5, 2008.	(filed herewith)

31.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)
* incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of August, 2008.

SunTrust Banks, Inc.
(Registrant)

/s/Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)