Form 10-Q
period 2008-09-30
SUNTRUST BANKS INC
filed 2008-11-07
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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

At October 31, 2008, 354,109,279 shares of the Registrant's Common Stock, $1.00 par value, were outstanding.

Tables of Contents

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year 2008.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share data) (Unaudited)	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$1,688,019	$2,017,051	$5,258,075	$5,987,839
Interest and fees on loans held for sale	64,937	155,642	236,437	529,773
Interest and dividends on securities available for sale
Taxable interest	153,006	150,033	462,523	364,736
Tax-exempt interest	10,852	10,764	33,395	32,197
Dividends[1]	21,410	29,735	84,672	91,399
Interest on funds sold and securities purchased under agreements to resell	7,527	11,130	23,208	37,254
Interest on deposits in other banks	198	269	646	1,019
Trading account interest	71,365	140,668	243,055	543,002

Total interest income	2,017,314	2,515,292	6,342,011	7,587,219

Interest Expense
Interest on deposits	545,898	914,282	1,873,547	2,801,416
Interest on funds purchased and securities sold under agreements to repurchase	31,321	93,625	123,648	360,971
Interest on trading liabilities	8,830	3,433	21,463	12,089
Interest on other short-term borrowings	11,220	33,645	47,084	83,664
Interest on long-term debt	273,832	278,119	833,473	777,048

Total interest expense	871,101	1,323,104	2,899,215	4,035,188

Net interest income	1,146,213	1,192,188	3,442,796	3,552,031
Provision for loan losses	503,672	147,020	1,511,721	308,141

Net interest income after provision for loan losses	642,541	1,045,168	1,931,075	3,243,890

Noninterest Income
Service charges on deposit accounts	240,241	213,939	682,376	599,818
Trust and investment management income	147,477	175,242	465,898	514,180
Retail investment services	72,791	71,064	218,855	206,392
Other charges and fees	128,776	120,730	385,588	357,225
Card fees	78,138	70,450	230,465	203,225
Investment banking income	62,164	47,688	178,571	159,844
Trading account profits/(losses) and commissions	121,136	(31,187)	100,048	75,451
Mortgage servicing related income	62,654	57,142	124,300	138,072
Mortgage production related income	50,028	12,950	199,085	68,617
Gain on sale of businesses	81,813	-	200,851	32,340
Gain on Visa IPO	-	-	86,305	-
Net gain on sale/leaseback of premises	-	-	37,039	-
Other noninterest income	66,958	80,130	184,106	260,080
Net securities gains	173,046	991	662,247	237,423

Total noninterest income	1,285,222	819,139	3,755,734	2,852,667

Noninterest Expense
Employee compensation	596,050	580,743	1,788,398	1,741,946
Employee benefits	100,160	97,022	334,852	345,432
Outside processing and software	132,361	105,132	348,731	305,538
Net occupancy expense	88,745	87,626	260,669	258,533
Equipment expense	51,931	51,532	155,317	154,764
Marketing and customer development	217,693	46,897	320,599	135,928
Amortization/impairment of intangible assets	18,551	24,820	104,001	73,266
Net loss on extinguishment of debt	-	9,800	11,723	9,800
Visa litigation	20,000	-	(19,124)	-
Operating losses	135,183	52,041	210,100	91,213
Other noninterest expense	307,412	235,632	786,497	662,016

Total noninterest expense	1,668,086	1,291,245	4,301,763	3,778,436

Income before provision/(benefit) for income taxes	259,677	573,062	1,385,046	2,318,121
Provision/(benefit) for income taxes	(52,767)	152,898	241,685	695,230

Net income	312,444	420,164	1,143,361	1,622,891
Preferred stock dividends	5,111	7,526	17,200	22,408

Net Income Available to Common Shareholders	$307,333	$412,638	$1,126,161	$1,600,483

Net income per average common share
Diluted	$0.88	$1.18	$3.22	$4.52
Basic	0.88	1.19	3.23	4.57

Dividends declared per common share	0.77	0.73	2.31	2.19

Average common shares - diluted	350,970	349,592	349,613	354,244
Average common shares - basic	349,916	346,150	348,409	350,501
[1] Includes dividends on common stock of The Coca-Cola Company	$11,400	$14,843	$44,520	$46,077

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	September 30 2008	December 31 2007
Assets
Cash and due from banks	$3,065,268	$4,270,917
Interest-bearing deposits in other banks	65,025	24,355
Funds sold and securities purchased under agreements to resell	1,440,234	1,347,329

Cash and cash equivalents	4,570,527	5,642,601
Trading assets	8,936,540	10,518,379
Securities available for sale[1]	14,533,075	16,264,107
Loans held for sale (loans at fair value: $3,368,548 as of September 30, 2008; $6,325,160 as of December 31, 2007)	4,759,761	8,851,695
Loans (loans at fair value: $302,280 as of September 30, 2008; $220,784 as of December 31, 2007)	126,718,395	122,318,994
Allowance for loan and lease losses	(1,941,000)	(1,282,504)

Net loans	124,777,395	121,036,490
Premises and equipment	1,518,451	1,595,691
Goodwill	7,062,869	6,921,493
Other intangible assets	1,389,965	1,362,995
Customers' acceptance liability	24,703	22,418
Other real estate owned	387,037	183,753
Other assets	6,816,437	7,174,311

Total assets	$174,776,760	$179,573,933

Liabilities and Shareholders' Equity
Noninterest-bearing consumer and commercial deposits	$21,487,853	$21,083,234
Interest-bearing consumer and commercial deposits	80,341,088	80,786,791

Total consumer and commercial deposits	101,828,941	101,870,025
Brokered deposits (CDs at fair value: $420,822 as of September 30, 2008; $234,345 as of December 31, 2007)	9,141,001	11,715,024
Foreign deposits	4,941,939	4,257,601

Total deposits	115,911,881	117,842,650
Funds purchased	2,388,629	3,431,185
Securities sold under agreements to repurchase	4,090,085	5,748,277
Other short-term borrowings (debt at fair value: $125,108 as of September 30, 2008; $0 as of December 31, 2007)	2,728,307	3,021,358
Long-term debt (debt at fair value: $6,633,658 as of September 30, 2008; $7,446,980 as of December 31, 2007)	23,857,828	22,956,508
Acceptances outstanding	24,703	22,418
Trading liabilities	1,924,013	2,160,385
Other liabilities	5,895,289	6,338,634

Total liabilities	156,820,735	161,521,415

Preferred stock, no par value (liquidation preference of $100,000 per share)	500,000	500,000
Common stock, $1.00 par value	372,799	370,578
Additional paid in capital	6,783,976	6,707,293
Retained earnings	10,959,830	10,646,640
Treasury stock, at cost, and other	(1,548,870)	(1,779,142)
Accumulated other comprehensive income, net of tax	888,290	1,607,149

Total shareholders' equity	17,956,025	18,052,518

Total liabilities and shareholders' equity	$174,776,760	$179,573,933

Common shares outstanding	353,962,785	348,411,163
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	5,000	5,000
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	18,836,584	22,167,235

[1] Includes net unrealized gains on securities available for sale	$1,519,449	$2,724,643

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Other Comprehensive Income	Total
Balance, January 1, 2007	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606
Net income	-	-	-	-	1,622,891	-	-	1,622,891
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	25,838	25,838
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	33,000	33,000
Change related to employee benefit plans	-	-	-	-	-	-	40,100	40,100

Total comprehensive income								1,721,829
Common stock dividends, $2.19 per share	-	-	-	-	(772,920)	-	-	(772,920)
Preferred stock dividends, $4,482 per share	-	-	-	-	(22,408)	-	-	(22,408)
Exercise of stock options and stock compensation element expense	-	2,566	-	(2,622)	-	193,179	-	190,557
Acquisition of treasury stock	-	(10,758)	-	71,267	-	(924,652)	-	(853,385)
Performance and restricted stock activity	-	751	-	9,022	(3,533)	(9,347)	-	(3,858)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	24,046	-	24,046
Issuance of stock for employee benefit plans	-	606	-	4,078	-	46,272	-	50,350
Adoption of SFAS No. 159	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of SFAS No. 157	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of FIN 48	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of FSP FAS 13-2	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other activity	-	6	-	61	(459)	411	-	13

Balance, September 30, 2007	$500,000	348,074	$370,578	$6,709,002	$10,897,059	($1,821,360)	$1,251,968	$17,907,247

Balance, January 1, 2008	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,779,142)	$1,607,149	$18,052,518
Net income	-	-	-	-	1,143,361	-	-	1,143,361
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	4,089	4,089
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(733,952)	(733,952)
Change related to employee benefit plans	-	-	-	-	-	-	11,004	11,004

Total comprehensive income								424,502
Issuance of common stock for GB&T acquisition	-	2,221	2,221	152,292	-	-	-	154,513
Common stock dividends, $2.31 per share	-	-	-	-	(812,971)	-	-	(812,971)
Preferred stock dividends, $3,440 per share	-	-	-	-	(17,200)	-	-	(17,200)
Exercise of stock options and stock compensation element expense	-	439	-	2,251	-	35,314	-	37,565
Performance and restricted stock activity	-	1,609	-	(40,378)	-	40,314	-	(64)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	52,490	-	52,490
Issuance of stock for employee benefit plans	-	1,282	-	(37,983)	-	102,154	-	64,171
Other activity	-	-	-	501	-	-	-	501

Balance, September 30, 2008	$500,000	353,962	$372,799	$6,783,976	$10,959,830	($1,548,870)	$888,290	$17,956,025

1	Balance at September 30, 2008 includes $1,413,849 for treasury stock and $135,021 for compensation element of restricted stock.

Balance at September 30, 2007 includes $1,716,247 for treasury stock and $105,113 for compensation element of restricted stock.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in thousands) (unaudited)	2008	2007
Cash Flows from Operating Activities:
Net income	$1,143,361	$1,622,891
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of businesses	(200,851)	(32,340)
Visa litigation expense reversal	(19,124)	-
Expense recognized on contribution of common stock of The Coca-Cola Company	183,418	-
Depreciation, amortization and accretion	673,581	598,691
Gain on sale of mortgage servicing rights	(16,922)	(32,010)
Origination of mortgage servicing rights	(396,590)	(497,058)
Provisions for loan losses and foreclosed property	1,564,873	318,229
Amortization of compensation element of performance and restricted stock	52,490	24,046
Stock option compensation	15,391	18,033
Excess tax benefits from stock-based compensation	(786)	(11,116)
Net loss on extinguishment of debt	11,723	9,800
Net securities gains	(662,247)	(237,423)
Net gain on sale/leaseback of premises	(37,039)	-
Net gain on sale of assets	(2,528)	(40,005)
Originated and purchased loans held for sale net of principal collected	(26,378,420)	(40,551,286)
Sales and securitizations of loans held for sale	29,847,452	44,352,229
Net increase in other assets	(1,644,983)	(3,763,808)
Net (decrease) increase in other liabilities	(815,936)	2,020,700

Net cash provided by operating activities	3,316,863	3,799,573

Cash Flows from Investing Activities:
Seix contingent consideration payout	-	(42,287)
Proceeds from sale of businesses	297,211	-
Net cash equivalents acquired in/(paid for) acquisitions	70,746	(10,576)
Proceeds from maturities, calls and repayments of securities available for sale	1,066,923	820,613
Proceeds from sales of securities available for sale	2,047,309	995,458
Purchases of securities available for sale	(1,915,327)	(6,664,759)
Proceeds from maturities, calls and repayments of trading securities	3,620,326	11,195,147
Proceeds from sales of trading securities	3,004,185	18,986,058
Purchases of trading securities	(3,195,164)	(18,695,638)
Loan originations net of principal collected	(4,813,139)	(6,139,469)
Proceeds from sale of loans	933,476	5,514,656
Proceeds from sale of mortgage servicing rights	148,378	210,327
Capital expenditures	(141,381)	(108,920)
Proceeds from the sale/leaseback of premises	288,851	-
Proceeds from the sale of other assets	252,759	116,322

Net cash provided by investing activities	1,665,153	6,176,932

Cash Flows from Financing Activities:
Net decrease in consumer and commercial deposits	(1,681,823)	(937,338)
Net decrease in foreign and brokered deposits	(1,888,211)	(7,220,080)
Assumption of First Priority Bank deposits, net	160,517	-
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short term borrowings	(3,069,088)	(3,848,352)
Proceeds from the issuance of long-term debt	4,838,704	4,697,020
Repayment of long-term debt	(3,606,978)	(1,350,024)
Proceeds from the issuance of preferred stock	-	290
Proceeds from the exercise of stock options	22,174	172,524
Acquisition of treasury stock	-	(853,385)
Excess tax benefits from stock-based compensation	786	11,116
Common and preferred dividends paid	(830,171)	(795,328)

Net cash used in financing activities	(6,054,090)	(10,123,557)

Net decrease in cash and cash equivalents	(1,072,074)	(147,052)
Cash and cash equivalents at beginning of period	5,642,601	5,307,745

Cash and cash equivalents at end of period	$4,570,527	$5,160,693

Supplemental Disclosures:
Securities transferred from available for sale to trading	$-	$15,143,109
Loans transferred from loans to loans held for sale	451,132	4,054,246
Loans transferred from loans held for sale to loans	642,268	-
Issuance of common stock for acquisition of GB&T	154,513	-
Gain on contribution of common stock of The Coca-Cola Company	183,418	-

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the results of operations in these financial statements, have been made. Effective May 1, 2008, SunTrust Banks, Inc. (“SunTrust” or the “Company”) acquired GB&T Bancshares, Inc. (“GB&T”). The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in those of the Company beginning May 1, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could vary from these estimates. Certain reclassifications may be made to prior period amounts to conform to the current period presentation.

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

The Company’s charge-off policy meets or is more stringent than regulatory minimums. Losses on unsecured consumer loans are recognized at 90-days past-due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with the Federal Financial Institutions Examination Council (“FFIEC”) guidelines. Commercial loans and commercial real estate loans are typically placed on nonaccrual when principal or interest is past-due for 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Also, in March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements.” The Company adopted EITF No. 06-4 and EITF No. 06-10

Notes to Consolidated Financial Statements (Unaudited) - Continued

effective January 1, 2008, and the adoption did not have an impact to the Company’s financial position and results of operations.

In April 2007, the Financial Accounting Standards Board (“FASB”) issued a Financial Statement Position (“FSP”) FASB Interpretation No. (“FIN”) 39-1, “Amendment of FASB Interpretation No. 39.” The Company adopted FSP FIN 39-1 effective January 1, 2008 and has elected not to offset fair value amounts related to collateral arrangements recognized for derivative instruments under master netting arrangements; therefore, the adoption did not have an impact to the Company’s financial position and results of operations. Under master netting arrangements, the Company is obligated to return collateral of $346.4 million and has the right to reclaim collateral of $544.7 million as of September 30, 2008.

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

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The objective of the FSP is to provide guidance on accounting for a transfer of a financial asset and repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for annual and interim periods beginning after November 15, 2008 and early adoption is not permitted. The Company is currently evaluating the provisions of this standard, but does not expect adoption to have a material impact on its financial position and results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS No. 162 will have an impact on its financial position and results of operations.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

retrospectively. The Company is currently assessing the impact of adopting FSP No. EITF 03-6-1.

In September 2008, the FASB issued three separate but related exposure drafts for proposed amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, proposed amendments to FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities”, and proposed FSP No. FAS 140-e and FIN 46(R)-e.

The proposed amendments to SFAS No. 140, among other amendments to the sale criteria on SFAS No. 140, eliminate the concept of a qualifying special-purpose entity (“QSPE”) and would require an existing QSPE to be analyzed for consolidation according to FIN 46R. In addition, the proposed amendments introduce the concept of a “participating interest”, which establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale.

The proposed amendments to FIN 46(R) are intended to change the consolidation model for determining which enterprise should consolidate a variable interest entity (“VIE”) from primarily an economic focus to a control and economic focus. Under the proposed amendment, companies must first make a qualitative assessment to determine the primary beneficiary, if any, of a VIE and a quantitative analysis is only required if the qualitative assessment fails to conclusively identify whether the reporting entity is the primary beneficiary. The proposed statement would be effective for the first interim reporting period of 2010.

The proposed FSP No. FAS 140-E and FIN 46(R)-E would require enhanced disclosures in advance of the effective dates of the amendments to SFAS No. 140 and FIN 46(R). The intent of the enhanced disclosures is to provide more transparency regarding an entity’s continuing involvement with transferred financial assets and an entity’s involvement with variable interest entities. In addition, the FSP would require certain disclosures by a public entity that is (a) a sponsor that has a variable interest in a VIE, irrespective of the significance of the variable interest, and (b) an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE. The proposed FSP would be effective the first reporting period that ends after the FSP is issued.

The Company is currently assessing the impact that these proposed amendments and FSP will have on our financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. The FSP applies to financial assets that are in the scope of SFAS No. 157, “Fair Value Measurements”, to clarify its application in an inactive market. The FSP addresses how management’s internal assumptions should be considered when measuring fair value in cases where relevant observable data does not exist, how observable market information in inactive markets should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP clarifies that in inactive markets there may be more reliance placed upon the use of management’s internal assumptions (a lLevel 3 fair value measurement), but regardless of the valuation technique, an entity should include the appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The FSP is consistent with the Company’s application of SFAS No. 157, therefore the issuance of the standard did not impact the Company’s financial position or results of operations for the period ended September 30, 2008.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 2 – Acquisitions / Dispositions

(in millions)	Date	Cash or other consideration (paid)/ received	Goodwill	Other Intangibles	Gain/ (Loss)	Comments
For the Nine Months Ended September 30, 2008
Purchase of remaining interest in Zevenbergen Capital Investments, LLC	9/30/08	($22.6)	$20.7	$-	$-	Goodwill recorded is tax-deductible.
Sale of TransPlatinum Service Corp.	9/2/08	100.0	(10.5)	-	81.8
Sale of First Mercantile Trust Company	5/30/08	59.1	(11.7)	(3.0)	29.6
Acquisition of GB&T Bancshares, Inc [1]	5/1/08	(154.6)	137.6	29.5	-	Goodwill and intangibles recorded are non tax-deductible.
Sale of 24.9% interest in Lighthouse Investment Partners, LLC ("Lighthouse Investment Partners")	1/2/08	155.0	-	(6.0)	89.4	SunTrust will continue to earn a revenue share based upon client referrals to the funds.

For the Nine Months Ended September 30, 2007
Acquisition of TBK Investments, Inc.	8/31/07	(19.2)	10.6	6.5	-	Goodwill and intangibles recorded are non tax-deductible.
Lighthouse Partners, LLC, a wholly owned subsidiary, was merged with and into Lighthouse Investment Partners	3/30/07	91.6	(48.5)	24.1	32.3	SunTrust received a 24.9% interest in Lighthouse Investment Partners.
Contingent consideration paid to the former owners of Prime Performance, Inc. ("Prime Performance"), a company formerly acquired by National Commerce Financial Corporation ("NCF")	3/12/07	(7.0)	7.0	-	-	Obligations to the former owners of Prime Performance were fully discharged.
Contingent consideration paid to the former owners of Seix Investment Advisors, Inc. ("Seix")	2/23/07	(42.3)	42.3	-	-	Goodwill recorded is tax-deductible.
Contingent consideration paid to the former owners of Sun America Mortgage ("SunAmerica")	2/13/07	(1.4)	1.4	-	-	Goodwill recorded is tax-deductible.
GenSpring Holdings, Inc. called minority member owned interests in GenSpring Family Offices, LLC	Various	(12.4)	10.2	2.2	-	Goodwill and intangibles recorded are tax-deductible.

1 On May 1, 2008, SunTrust acquired 100% of the outstanding common shares of GB&T Bancshares, Inc. ("GB&T"), a North Georgia-based financial institution serving commercial and retail customers, for $154.6 million, including cash paid for fractional shares. In connection therewith, GB&T shareholders received 0.1562 shares of the Company’s common stock for each share of GB&T’s common stock, resulting in the issuance of approximately 2.2 million shares of SunTrust common stock. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans, and assumed approximately $1.4 billion of deposit liabilities. SunTrust elected to account for $171.6 million of the acquired loans at fair value in accordance with SFAS No. 159. The remaining loans are accounted for at amortized cost and had a carryover reserve for loan and lease losses of $158.7 million. Additionally, SunTrust recorded $29.5 million of core deposit intangible assets and $137.6 million of goodwill. The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in SunTrust’s results beginning May 1, 2008.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 3 – Securities Available for Sale

During the first six months of 2008, the Company recorded $71.5 million in other-than-temporary impairment charges within securities gains/(losses), primarily related to $296.2 million in residential mortgage-backed securities and residual interests in which the default rates and loss severities of the underlying collateral, including subprime and Alt-A loans, increased significantly during the first half of the year. In addition to securities outside the scope of EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” the impairment recorded included all of the Company’s securities that were within the scope of EITF 99-20, for which there has been an adverse change in estimated cash flows for purposes of determining fair value. During the third quarter of 2008, there were further declines in the market values of those other-than-temporarily impaired securities. In addition, certain investment grade securities within the portfolio that had not been other-than-temporarily impaired previously had significant declines in market values resulting in other-than-temporary impairments. As a result, during the third quarter of 2008, the Company recorded an additional $10.3 million in market value impairment charges related primarily to $35.0 million in residual interests and residential mortgage-backed securities collateralized by loans. These securities were valued using third party pricing data, including broker indicative bids. There were no similar charges recorded during the three or nine months ended September 30, 2007.

In June 2008, the Company sold 10 million shares of its holdings in The Coca-Cola Company (“Coke”). The sale of these shares generated approximately $549 million in net cash proceeds and before-tax gains, and an after-tax gain of approximately $345 million that is recorded in the Company’s financial results for the quarter ended June 30, 2008. In addition, these sales resulted in an increase of approximately $345 million, or approximately 20 basis points, to the Tier 1 Capital ratio as of the transaction date.

In July 2008, the Company contributed 3.6 million shares of its holdings in Coke to a charitable foundation. The contribution resulted in a $183.4 million non-taxable gain that is recorded in the Company’s financial results for the quarter ended September 30, 2008. In addition, the contribution increased Tier 1 Capital by $68.5 million, or approximately 4 basis points as of the transaction date, and will reduce ongoing charitable contribution expense.

Securities with unrealized losses at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$293,423	$5,454	$25	$-	$293,448	$5,454
States and political subdivisions	389,217	14,597	16,511	1,140	405,728	15,737
Asset-backed securities	3,475	23	21,092	7,624	24,567	7,647
Mortgage-backed securities	1,824,915	91,890	15,299	577	1,840,214	92,467
Corporate bonds	209,877	26,340	33,779	3,601	243,656	29,941

Total securities with unrealized losses	$2,720,907	$138,304	$86,706	$12,942	$2,807,613	$151,246

	December 31, 2007
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and other U.S. government agencies and corporations	$41	$-	$9,968	$1	$10,009	$1
States and political subdivisions	47,666	264	102,888	1,189	150,554	1,453
Asset-backed securities	202,766	31,380	1,344	3	204,110	31,383
Mortgage-backed securities	683,475	5,104	808,551	11,223	1,492,026	16,327
Corporate bonds	43,954	1,370	32,001	279	75,955	1,649

Total securities with unrealized losses	$977,902	$38,118	$954,752	$12,695	$1,932,654	$50,813

On September 30, 2008, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuate. The turmoil and illiquidity in the financial markets during 2008 increased market yields on securities as a result of credit spreads widening. The Company has the intent and ability to hold these securities until recovery and has reviewed them for other-than-temporary impairment in accordance with the accounting policies outlined in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and does not consider them to be other-than-temporarily impaired.

Note 4 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(Dollars in thousands)	2008	2007		2008	2007
Balance at beginning of period	$1,829,400	$1,050,362	74.2%	$1,282,504	$1,044,521	22.8%
Allowance from GB&T acquisition	-	-	-	158,705	-	NA
Allowance associated with loans at fair value [1]	-	-	-	-	(4,100)	(100.0)
Provision for loan losses	503,672	147,020	242.6	1,511,721	308,141	390.6
Loan charge-offs	(419,724)	(126,286)	232.4	(1,097,985)	(322,955)	240.0
Loan recoveries	27,652	22,595	22.4	86,055	68,084	26.4

Balance at end of period	$1,941,000	$1,093,691	77.5%	$1,941,000	$1,093,691	77.5%

1 Amount removed from the allowance for loan and lease losses related to the Company's election to record $4.1 billion of residential mortgages at fair value.

Note 5 – Premises and Equipment

During the nine months ended September 30, 2008, the Company completed sale/leaseback transactions, consisting of 152 branch properties and various individual office buildings. In total, during 2008, the Company sold and concurrently leased back $201.9 million in land and buildings with associated accumulated depreciation of $110.3 million. Net proceeds were $288.9 million, resulting in a gross gain, net of transaction costs, of $197.3 million. For the nine months ended September 30, 2008, the Company has recognized $37.0 million of immediate gain, all of which was recognized in the first quarter of 2008. The remaining $160.3 million in gains were deferred and will be recognized ratably over the expected term of the respective leases, which is 10 years.

Note 6 – Goodwill and Other Intangible Assets

Primarily as a result of continued deterioration in real estate-related market conditions, the Company evaluated the goodwill of certain reporting units in the first two quarters of 2008 and determined that no circumstances had occurred that would more likely than not cause the estimated fair values of the reporting units to be less than their carrying values. Risks and uncertainties in the market and economic environment intensified during the third quarter of 2008. As a result, the Company concluded that the adverse market conditions and potentially wide range of a reporting unit’s estimated fair value could cause a reporting unit’s carrying value to exceed its fair value. Consequently, the Company performed a comprehensive evaluation of each reporting unit’s estimated fair value. The estimated fair value of each reporting unit as of September 30, 2008 exceeded their respective carrying values; therefore, the Company determined there was no impairment of goodwill.

As discussed in Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements, the Company made certain changes to the segment reporting structure, effective January 1, 2008, that resulted in new segment classifications. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30 are as follows:

(Dollars in thousands)	Retail	Commercial	Retail & Commercial	Wholesale Banking	Corporate and Investment Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2007	$4,891,473	$1,262,174	$-	$-	$147,469	$274,524	$307,390	$6,830	$6,889,860
NCF purchase adjustments [1]	(7,238)	9,564	-	-	(50)	(175)	(88)	(6,837)	(4,824)
Purchase of GenSpring Holdings, Inc. minority shares	-	-	-	-	-	-	10,148	-	10,148
SunAmerica contingent consideration	-	-	-	-	-	1,368	-	-	1,368
Prime Performance contingent consideration	7,034	-	-	-	-	-	-	-	7,034
Seix contingent consideration	-	-	-	-	-	-	42,287	-	42,287
Sale upon merger of Lighthouse Partners	-	-	-	-	-	-	(48,474)	-	(48,474)
FIN 48 adoption adjustment	3,042	840	-	-	39	138	69	7	4,135
GenSpring's acquisition of TBK Investments, Inc.	-	-	-	-	-	-	10,576	-	10,576

Balance, September 30, 2007	$4,894,311	$1,272,578	$0	$0	$147,458	$275,855	$321,908	$0	$6,912,110

Balance, January 1, 2008	$4,893,970	$1,272,483	$-	$-	$147,454	$275,840	$331,746	$-	$6,921,493
Intersegment transfers	(4,893,970)	(1,272,483)	5,780,742	522,667	(147,454)	-	-	10,498	-
NCF purchase adjustments [1]	-	-	(2,023)	(20)	-	(71)	1,675	325	(114)
Inlign Wealth Management Investments, LLC purchase price adjustments[1]	-	-	-	-	-	-	1,540	-	1,540
Sale of First Mercantile Trust Company	-	-	-	-	-	-	(11,734)	-	(11,734)
Acquisition of GB&T	-	-	137,646	-	-	-	-	-	137,646
Sale of TransPlatinum Service Corp.	-	-	-	-	-	-	-	(10,504)	(10,504)
Purchase of remaining interest in Zevenbergen Capital Investments, LLC	-	-	-	-	-	-	20,712	-	20,712
TBK Investments, Inc. purchase price adjustments [1]	-	-	-	-	-	-	1,000	-	1,000
SunAmerica contingent consideration	-	-	-	-	-	2,830	-	-	2,830

Balance, September 30, 2008	$-	$-	$5,916,365	$522,647	$-	$278,599	$344,939	$319	$7,062,869

1SFAS No. 141 requires net assets acquired in a business combination to be recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition. However, tax related adjustments are permitted to extend beyond one year due to the degree of estimation and complexity. The purchase adjustments in the above table represent adjustments to the estimated fair value of the acquired net assets within the guidelines under US GAAP. See Note 1 "Significant Accounting Policies," to the Consolidated Financial Statements contained in the 2007 Annual Report on Form 10-K for changes to be implemented upon adoption of SFAS No. 141( R ).

The changes in the carrying amounts of other intangible assets for the nine months ended September 30 are as follows:

Notes to Consolidated Financial Statements (Unaudited) - Continued

(Dollars in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2007	$241,614	$810,509	$129,861	$1,181,984
Amortization	(53,242)	(133,266)	(20,024)	(206,532)
Mortgage Servicing Rights ("MSRs") originated	-	497,058	-	497,058
Intangible assets obtained from sale upon mergerof Lighthouse Partners, net [1]	-	-	24,142	24,142
Purchase of GenSpring Holdings, Inc. minority shares	-	-	2,205	2,205
Client relationship intangible obtained from GenSpring's acquisition of TBK Investments, Inc.	-	-	6,520	6,520
Sale of MSRs	-	(178,317)	-	(178,317)

Balance, September 30, 2007	$188,372	$995,984	$142,704	$1,327,060

Balance, January 1, 2008	$172,655	$1,049,425	$140,915	$1,362,995
Amortization	(43,761)	(164,546)	(15,240)	(223,547)
MSRs originated	-	396,590	-	396,590
MSRs impairment reserve	-	(1,881)	-	(1,881)
MSRs impairment recovery	-	1,881	-	1,881
Sale of interest in Lighthouse Partners	-	-	(5,992)	(5,992)
Sale of MSRs	-	(131,456)	-	(131,456)
Customer intangible impairment charge	-	-	(45,000)	(45,000)
Purchased credit card relationships [2]	-	-	9,898	9,898
Acquisition of GB&T	29,510	-	-	29,510
Sale of First Mercantile Trust	-	-	(3,033)	(3,033)

Balance, September 30, 2008	$158,404	$1,150,013	$81,548	$1,389,965

1During the first quarter of 2007 SunTrust merged its wholly-owned subsidiary, Lighthouse Partners, into Lighthouse Investment Partners, LLC in exchange for a minority interest in Lighthouse Investment Partners, LLC and a revenue-sharing agreement. This transaction resulted in a $7.9 million decrease in existing intangible assets and a new intangible asset of $32.0 million.

2 During the third quarter of 2008, SunTrust purchased a credit card portfolio of loans including the cardholder relationships from another financial institution representing an outstanding balance of $82.4 million at the time of acquisition. A majority of the premium paid was attributed to the cardholder relationships and is being amortized over seven years.

Intangible assets subject to amortization must be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company experienced a triggering event with respect to certain Wealth and Investment Management customer relationship intangibles during the second quarter of 2008 and performed impairment testing which resulted in an impairment charge of $45.0 million. The fair value of the customer relationship intangibles was determined using the residual income method and was compared to the carrying value to determine the amount of impairment. The impairment charge was recorded in noninterest expense and pertains to the client relationships that were recorded in 2004 in connection with an acquisition. While the overall acquired business has performed satisfactorily, the attrition level of the legacy clients has recently increased resulting in the impairment of this intangible asset.

As of both September 30, 2008 and December 31, 2007, the fair values of Mortgage Servicing Rights (“MSRs”) were $1.4 billion. Contractually specified mortgage servicing fees and late fees earned for the three and nine months ended September 30, 2008 and 2007 were $92.9 million and $265.1 million, and $79.7 million and $231.8 million, respectively. These amounts are reported in mortgage servicing-related income in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 7 – Earnings Per Share

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2008	2007	2008	2007
Net income	$312,444	$420,164	$1,143,361	$1,622,891
Preferred stock dividends	5,111	7,526	17,200	22,408

Net income available to common shareholders	$307,333	$412,638	$1,126,161	$1,600,483

Average basic common shares	349,916	346,150	348,409	350,501
Effect of dilutive securities:
Stock options	25	2,475	252	2,786
Performance and restricted stock	1,029	967	952	957

Average diluted common shares	350,970	349,592	349,613	354,244

Earnings per average common share—diluted	$0.88	$1.18	$3.22	$4.52

Earnings per average common share—basic	$0.88	$1.19	$3.23	$4.57

Note 8 – Income Taxes

The provision for income taxes was a benefit of $52.8 million for the third quarter of 2008. This represents a negative 20.3% effective tax rate for the third quarter of 2008. The decrease in the effective tax rate was attributable to the lower level of earnings that were generated during the three and nine months ended September 30, 2008. Additionally, in July 2008, the Company contributed 3.6 million shares of the Coke stock to the SunTrust Foundation, resulting in a $68.5 million tax benefit. This contribution was treated as a discrete item for income tax provision purposes, and contributed to the significant decrease in the effective tax rate for the third quarter.

As of September 30, 2008, the Company’s gross cumulative unrecognized tax benefits amounted to $336.6 million, of which $240.1 million (net of federal benefit) would affect the Company’s effective tax rate, if recognized, and $43.0 million would impact goodwill, if recognized. As of December 31, 2007, the Company’s gross cumulative unrecognized tax benefits amounted to $325.4 million. Additionally, the Company’s gross liability was $75.4 million and $80.0 million for interest related to its unrecognized tax benefits as of September 30, 2008 and December 31, 2007, respectively. Interest expense related to unrecognized tax benefits was $2.4 million and $26.9 million, respectively, for the three and nine month periods ended September 30, 2008, compared to $6.2 million and $23.2 million, respectively, for the same periods in 2007. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. As of September 30, 2008, the Company does not anticipate a significant increase or decrease in the unrecognized tax benefits over the next twelve months. The Company did not materially engage in the type of lease transactions which have been the subject of recent judicial decisions and IRS announcements. Given the Company’s low transaction volume and established reserves, it is not expected that any future required reserve adjustments would create a significant financial impact to the Company.

The Company files consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. The Company’s Federal returns through 2004 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1997 through 2004 are still in dispute. The Company has paid the amounts assessed by the IRS in full for tax years 1997 and 1998 and have filed refund claims with the IRS related to the disputed issues for those two years. An IRS examination of the Company’s 2005 and 2006 Federal income tax returns is currently in progress. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 9 – Employee Benefit Plans

Stock Based Compensation

The weighted average fair values of options granted during the first nine months of 2008 and 2007 were $8.46 per share and $7.08 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30
	2008	2007
Expected dividend yield	4.58%	3.01%
Expected stock price volatility	21.73	20.07
Risk-free interest rate (weighted average)	2.87	4.70
Expected life of options	6 years	6 years

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted- Average Exercise Price	Shares	Deferred Compensation	Weighted- Average Grant Price
Balance, January 1, 2008	16,058,146	$17.06 - $85.06	$65.79	2,270,344	$90,622	$69.63
Granted	1,173,284	63.08 - 64.58	64.57	1,883,544	111,553	59.23
Exercised/vested	(457,914)	18.77 - 65.33	51.06	(178,263)	-	53.14
Cancelled/expired/forfeited	(842,814)	31.80 - 154.61	68.53	(230,387)	(14,664)	63.67
Acquisition of GB&T	100,949	46.39 - 154.61	76.82	-	-	-
Amortization of compensation element of performance and restricted stock	-	-	-	-	(52,490)	-

Balance, September 30, 2008	16,031,651	$17.06 - $150.45	$66.05	3,745,238	$135,021	$65.55

Exercisable, September 30, 2008	13,503,909		$65.01

Available for additional grant, September 30, 2008 [1]	11,126,349

1Includes 4,204,946 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at September 30, 2008:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at September 30, 2008	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$17.06 to $49.46	617,283	$43.54	3.14	$2,184	617,283	$43.54	3.14	$2,184
$49.47 to $64.57	5,434,417	56.54	3.45	-	5,423,833	56.53	3.46	-
$64.58 to $150.45	9,979,951	72.62	5.54	-	7,462,793	72.95	4.53	-

	16,031,651	$66.05	4.74	$2,184	13,503,909	$65.01	4.04	$2,184

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2008	2007	2008	2007
Stock-based compensation expense:
Stock options	$2,753	$3,979	$9,587	$12,836
Performance and restricted stock	22,946	8,074	52,490	24,524

Total stock-based compensation expense	$25,699	$12,053	$62,077	$37,360

The recognized stock-based compensation tax benefit amounted to $9.8 million and $4.6 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the recognized stock-based compensation tax benefit was $23.6 million and $14.2 million, respectively.

In lieu of restricted stock grants, certain employees received long-term deferred cash awards during the first quarter of 2008, which were subject to a three-year vesting requirement. The accrual related to these cash grants was $6.6 million as of September 30, 2008.

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

SunTrust has not contributed to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) during the nine months ended September 30, 2008.

Anticipated employer contributions/benefit payments for 2008 are $5.8 million for the Supplemental Retirement Benefit plans. For the third quarter of 2008, the actual employer contributions/benefit payments totaled $1.2 million. Actual contributions/benefit payments for the nine months ended September 30, 2008 were $3.8 million.

SunTrust contributed $0.4 million to the Postretirement Welfare Plan during the nine months ended September 30, 2008.

	Three Months Ended September 30
	2008			2007
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$19,067	$401	$155	$16,298	$502	$251
Interest cost	27,558	1,715	2,953	26,372	1,665	2,834
Expected return on plan assets	(46,414)	-	(2,047)	(46,977)	-	(2,051)
Amortization of prior service cost	(3,326)	534	(390)	(3,663)	644	(391)
Recognized net actuarial loss	5,059	497	3,188	7,801	877	3,773

Net periodic benefit cost	$1,944	$3,147	$3,859	($169)	$3,688	$4,416

	Nine Months Ended September 30
	2008			2007
(Dollars in thousands)	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits	Retirement Benefits	Supplemental Retirement Benefits	Other Postretirement Benefits
Service cost	$57,201	$1,203	$464	$50,015	$1,521	$989
Interest cost	82,673	5,145	8,859	78,880	5,022	8,505
Expected return on plan assets	(139,241)	-	(6,140)	(139,378)	-	(6,143)
Amortization of prior service cost	(9,978)	1,602	(1,169)	(9,223)	2,075	(978)
Recognized net actuarial loss	15,178	1,491	9,562	23,580	2,641	10,511
Amortization of initial transition obligation	-	-	-	-	-	280
Partial settlement	-	-	-	60	-	-
Curtailment charge	-	-	-	-	-	11,586

Net periodic benefit cost	$5,833	$9,441	$11,576	$3,934	$11,259	$24,750

Note 10 – Variable Interest Entities

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

As of September 30, 2008 and December 31, 2007, Three Pillars had assets that were not included on the Company’s Consolidated Balance Sheets of approximately $3.6 billion and $5.3 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $6.2 billion and $3.5 billion, respectively, as of September 30, 2008, almost all of which renew annually. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $7.7 billion and $4.6 billion, respectively, as of December 31, 2007. The majority of the commitments are backed by trade receivables and commercial loans. Each transaction added to Three Pillars is typically structured to an implied ‘A/A2’ rating according to established credit and underwriting policies as approved by Credit Risk Management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. During the quarter ended September 30, 2008, there were no write-downs and no downgrades of Three Pillars’ assets.

Notes to Consolidated Financial Statements (Unaudited) - Continued

At September 30, 2008, Three Pillars’ outstanding CP used to fund the above assets totaled $3.5 billion, with remaining weighted-average lives of 19.9 days and maturities through March 19, 2009. Three Pillars was generally able to fund itself by issuing CP on behalf of commercial clients despite the lack of market liquidity. However, during the month of September, the illiquid markets put a significant strain on the CP market and as a result of this temporary disruption, the Company purchased approximately $275.4 million par amount of Three Pillars overnight CP, none of which was outstanding at September 30, 2008. Separately, the Company held Three Pillars’ outstanding CP with a par amount of $126.5 million and a weighted-average maturity of 30 days at September 30, 2008. The Company held no amounts as of December 31, 2007. Three Pillars had no other form of funding outstanding as of September 30, 2008 and December 31, 2007.

Three Pillars has an outstanding subordinated note to an unrelated third party that absorbs the majority of Three Pillars’ expected losses. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. The subordinated note matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. In such an event, only the remaining balance of the first loss note, after the incurred loss, will be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, the Company would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were both $20.0 million at September 30, 2008 and at December 31, 2007. The Company believes the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels as well as for forecasted growth in Three Pillars’ assets, and therefore has concluded it was not Three Pillars’ primary beneficiary, and thus the Company is not required to consolidate Three Pillars.

The Company’s involvement with Three Pillars includes the following activities: services related to the Company’s administration of Three Pillars’ activities; client referrals and investment recommendations to Three Pillars; the issuing of letters of credit, which provides partial credit protection to the commercial paper holders; and providing a majority of the liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances. Activities related to the Three Pillars relationship generated total fee revenue for the Company, net of direct salary and administrative costs incurred by the Company, of approximately $13.2 million and $6.9 million for the quarters ended September 30, 2008 and 2007, respectively, and $35.4 million and $21.5 million for the nine months ended September 30, 2008 and 2007, respectively. There are no other contractual arrangements the Company plans to enter into with Three Pillars to provide it additional support.

Off-balance sheet commitments in the form of liquidity facilities and other credit enhancements provided by the Company to Three Pillars, the sum of which represents the Company’s maximum exposure to potential loss, totaled $6.4 billion and $663.2 million, respectively, as of September 30, 2008 compared to $7.9 billion and $763.4 million, respectively, as of December 31, 2007. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The Company manages the credit risk associated with these commitments by subjecting them and the underlying collateral assets of Three Pillars to the Company’s normal credit approval and monitoring processes. Losses on the commitments provided to Three Pillars by the Company resulting from a loss due to nonpayment on the underlying assets are reimbursed to the Company from the subordinated note reserve account, which is the amount outstanding on the subordinated note agreement. There were no losses resulting from the commitments the Company provided to Three Pillars during the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

The Company also provides off-balance sheet commitments in the form of liquidity facilities to multi-seller commercial paper conduits administered by third parties. These facilities were entered into by the Company in conjunction with a structured asset sale of loans from the Company to the conduits. The sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $527.1 million and $626.5 million as of September 30, 2008 and December 31, 2007, respectively. Under these facilities, the conduits’ administrator, at its discretion, may obtain funding from the Company in the form of a 49% undivided interest in the pool of loans, excluding any currently defaulted loans, previously transferred to the conduits.

The Company has variable interests in certain other securitization vehicles that are variable interest entities (“VIEs”) that are not consolidated because the Company is not the primary beneficiary. In such cases, the Company does not absorb the majority of the entities’ expected losses nor does it receive a majority of the expected residual returns. At September 30, 2008, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.6 billion compared to $3.7 billion at December 31, 2007. At September 30, 2008, the Company’s maximum exposure to loss related to these VIEs was approximately $152.6 million, which represents the Company’s investment in senior interests of $127.6 million and interests in preference shares of $25.0 million, compared to a maximum exposure of $386.9 million as of December 31, 2007, which represented the Company’s investment in senior interests of $358.8 million and interests in preference shares of $28.1 million. The Company serves as collateral manager to certain of these entities and receives market-based senior fees, subordinate fees and, at times, performance fees for services provided, but has no off-balance-sheet or other implicit variable interests related to these entities.

Notes to Consolidated Financial Statements (Unaudited) - Continued

SunTrust provides financing to various VIEs that consist of portfolios of loans managed by a third party. The Company is not the primary beneficiary of these entities. At September 30, 2008, total assets of these entities not included in the Consolidated Balance Sheets were approximately $1.1 billion compared to $38.0 million at December 31, 2007. At September 30, 2008, the Company’s maximum exposure to loss related to these VIEs was approximately $817.8 million compared to a maximum exposure of $7.6 million at December 31, 2007. This exposure is based on the Company’s outstanding loan balance to the entities less any related collateral held by SunTrust in the form of cash or cash equivalents.

As part of its community reinvestment initiatives, the Company invests in multi-family affordable housing developments and other community development entities as a limited and/or general partner throughout its footprint. The Company receives tax credits for these investments. Partnership assets of approximately $920.7 million and $819.5 million where SunTrust acts as only a limited partner were not included in the Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, respectively. The Company’s maximum exposure to loss for these limited partner investments totaled $392.0 million and $333.8 million at September 30, 2008 and December 31, 2007, respectively. The Company’s maximum exposure to loss related to its limited partner investments in affordable housing developments and other community development entities consists of the limited partnership equity investments, unfunded equity commitments, and debt issued by the Company to the limited partnerships.

Ridgeworth Capital Management, Inc., (“RidgeWorth”) formerly known as Trusco Capital Management, Inc., a registered investment advisor and wholly-owned subsidiary of the Company, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). The Company periodically evaluates these Funds to determine if the Funds are voting interest or variable interest entities, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds. While some of the Funds are VIEs, the Company is neither the primary beneficiary, nor does it have a controlling financial interest, and therefore does not consolidate any of the Funds.

In September 2008, SunTrust purchased, at amortized cost plus accrued interest, a Lehman Brothers Holdings, Inc. (“Lehman Brothers”) security from the RidgeWorth Prime Quality Money Market Fund (the “Fund”). The Fund received a cash payment for the accrued interest and a $70 million SunTrust issued note. The Lehman Brothers security went into default when Lehman Brothers filed for bankruptcy in September. SunTrust took this action in response to the unprecedented market events during the third quarter in order to protect investors in the Fund from losses associated with this specific security. When purchased by the Fund, the Lehman Brothers security was rated A-1/P-1 and was a Tier 1 eligible security. Lehman Brothers is currently in liquidation and the ultimate timing and form of repayment on the security is not known at this time. During the third quarter, SunTrust recorded a pre-tax market valuation loss of $63.5 million as a result of the purchase. SunTrust evaluated this transaction under the applicable accounting guidance and concluded we are not the primary beneficiary and therefore consolidation of the Fund was not appropriate.

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

Note 11 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premiums. As of September 30, 2008, approximately $18.0 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company, as well as by establishing trust accounts for each contract. At September 30, 2008, the total loss exposure ceded to the trusts was approximately $690 million for book years 1997 to 2008; however, the Company’s maximum loss exposure, excluding the reserve discussed below, based on funds held in each trust account was limited to $237.3 million. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company is not required to make additional contributions beyond future premiums earned under the existing contracts.

Notes to Consolidated Financial Statements (Unaudited) - Continued

The Company maintains a reserve for estimated losses under its reinsurance contracts. The reserve, which is an estimate of losses resulting from claims to be paid by the trusts, totaled $80.0 million as of September 30, 2008 and reduces the Company’s incremental loss exposure based on funds held in the trusts, net of reserves, to approximately $160 million. As of December 31, 2007, the reserve for losses totaled $0.2 million, as no losses had been realized in the trusts at that time. On an ongoing basis, the Company assesses the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of September 30, 2008, which have characteristics as specified by FIN 45.

Visa

The Company issues and acquires credit and debit card transactions through the Visa, U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Class B Visa Inc. common stock to its financial institution members, including the Company, in contemplation of an initial public offering (“IPO”). In March 2008, Visa completed its IPO and upon the closing, approximately 2 million of SunTrust’s Class B shares were mandatorily redeemed. The Company received cash of $86.3 million in conjunction with the redemption, which was recorded as a gain in noninterest income. As of September 30, 2008, SunTrust had 3.2 million Class B shares remaining, the equivalent to 2.3 million Class A shares of Visa Inc. based on the current conversion factor, which is subject to adjustment depending on the outcome of certain specifically defined litigation. The Class B shares are not transferable until the later of the third anniversary of the IPO closing, or the date which certain specifically defined litigation has been resolved; therefore, the Class B shares are classified in other assets and accounted for at their carryover basis, which is $0 as of September 30, 2008.

The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with the restructuring, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment or loss sharing agreements, the Company estimated the fair value of the guarantee to be $76.9 million as of December 31, 2007. Upon Visa’s IPO in March 2008, Visa funded $3 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. While the Company could be required to separately fund its proportionate share of the losses, it is expected that the escrow account will be used to pay all or a substantial amount of the Litigation losses. Therefore, during the quarter ended March 31, 2008, SunTrust recorded $39.1 million, its expected economic benefit associated with the escrow account, as an offset to the guarantee liability of $76.9 million and as a reduction to Visa litigation expense, resulting in a net guarantee liability of $37.8 million. In October 2008, Visa reached a settlement with Discover Financial Services related to a case within the covered Litigation. The Company estimates that the settlement incrementally adds $20.0 million to the fair value of its guarantee liability and recorded this incremental amount, bringing the net guarantee liability to $57.8 million as of September 30, 2008. Based upon the settlement amount, it is expected that the escrow account may be insufficient to fund the losses arising from the Litigation. As a result, Visa will have the right to utilize the Company’s remaining Class B shares to raise proceeds to fund the additional Litigation costs. Upon further funding of the escrow utilizing

Notes to Consolidated Financial Statements (Unaudited) - Continued

the Company’s Class B shares, the Company will reevaluate its guarantee obligation, net of its benefit from the additional escrow funding, and adjust the net guarantee liability accordingly through noninterest expense. A high degree of subjectivity was used in estimating the fair value of the guarantee obligation and the ultimate cost to the Company could be significantly higher or lower than the liability recorded as of September 30, 2008.

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

As of September 30, 2008 and December 31, 2007, the maximum potential amount of the Company’s obligation was $14.3 billion and $12.6 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $150.4 million and $112.4 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2008 and December 31, 2007, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying line of credit. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable.

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates and purchases consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans or MSRs are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan or MSRs and absorb the loss if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM also maintains a liability for estimated losses on mortgage loans and MSRs that may be repurchased due to breach of general representations and warranties or purchasers’ rights under early payment default provisions. As of September 30, 2008 and December 31, 2007, $55.1 million and $49.9 million, respectively, were accrued for these repurchases.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $32.9 million and $37.7 million as of September 30, 2008 and December 31, 2007, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of September 30, 2008. If required, these contingent payments will be payable at various times over the next five years.

Public Deposits

The Company holds public deposits of various states in which we do business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Certain of the states in which we hold public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment, from the other banks holding public deposits in that state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring risk relative to the current economic environment and evaluating collateral requirements and therefore, the likelihood that the Company would

Notes to Consolidated Financial Statements (Unaudited) - Continued

have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.

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

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three and nine months ended September 30, 2008 and September 30, 2007, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH. See Note 14, “Contingencies,” to the Consolidated Financial Statements for a discussion regarding the offer to purchase of auction rate securities.

As part of its trading businesses, the Company writes contracts that are, in form or substance, written guarantees; these contracts are, in form, credit default swaps, swap participations and total return swaps. The Company accounts for all of these contracts as derivative instruments in accordance with the provisions of SFAS No. 133 and, accordingly, records these contracts at fair value. Credit default swaps are agreements in which the Company receives premium payments from its counterparty for protection against an event of default of a referenced asset. In the event of default under the contract, the Company would generally make a cash payment to its counterparty and take delivery of the referenced asset from which the Company may recover all or a portion of the credit loss. There were no cash payments made during 2007 or during the nine months ended September 30, 2008. The maximum guarantees outstanding at September 30, 2008 and December 31, 2007, as measured by the gross notional amounts of written credit default swaps, were $218.4 million and $313.4 million, respectively. In the normal course of its trading activities, the Company purchases credit default swaps to mitigate a portion of the Company’s exposure on these written contracts; at September 30, 2008 and December 31, 2007, the gross notional amounts of such purchased contracts, which represent benefits to, rather than obligations of, the Company, were $239.1 million and $401.4 million, respectively. The Company also purchases credit default swaps for purposes other than trading, as economic hedges of certain loan positions; at September 30, 2008 and December 31, 2007, the gross notional amounts outstanding of these instruments were $370.0 million and $380.0 million. The Company writes swap participations, which are credit derivatives whereby the Company has guaranteed payment to the counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by its counterparty. The Company’s maximum estimated exposure to written swap participations was approximately $151.1 million and $18.3 million at September 30, 2008 and December 31, 2007, respectively. As part of its trading activities, the Company may enter into offsetting purchased swap participations to mitigate some of its risk on its written swap participations. The Company also enters into total return swaps. The Company's total return swaps are matched trades, such that the Company does not have any long or short exposure, other than credit risk of the counterparty, which is managed through collateralization. Based on the terms of the total return swaps, the Company would be required to pay the depreciated value, if any, of the underlying reference asset; in this manner, a total return swap functions similar to a guarantee. However, the terms of a total return swaps also entitle the Company to the appreciated value, if any, of the underlying reference asset, which is different from traditional guarantees. The Company has outstanding $1.1 billion of committed notional under total return swaps and has entered into $1.1 billion in offsetting total return swaps.

SunTrust Community Capital, LLC (“SunTrust Community Capital”), a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of September 30, 2008, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner

Notes to Consolidated Financial Statements (Unaudited) - Continued

under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. As of September 30, 2008, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $38.6 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of September 30, 2008 and December 31, 2007, $12.2 million and $14.4 million, respectively, were accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

Note 12 – Concentrations of Credit Risk

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2008, the Company owned $48.5 billion in residential real estate loans and home equity lines, representing 38.3% of total loans, and an additional $19.1 billion in commitments to extend credit on home equity lines and $13.4 billion in mortgage loan commitments. At December 31, 2007, the Company owned $47.7 billion in residential real estate loans and home equity lines, representing 39.0% of total loans, and an additional $20.4 billion in commitments to extend credit on home equity lines and $12.9 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans and low initial interest rate loans. As of September 30, 2008, the Company owned $16.8 billion of interest only loans, primarily with a ten year interest only period. Approximately $1.7 billion of those loans had combined original loan to value ratios in excess of 80%. Additionally, the Company owned approximately $2.4 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstandings were $764.5 million and $591.6 million as of September 30, 2008 and December 31, 2007, respectively.

Note 13 – Fair Value Election and Measurement

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: fixed rate debt, loans held in portfolio and for sale, and trading loans. The following is a description of each financial asset and liability class as of September 30, 2008 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the financial assets and liabilities on a fair value basis.

Fixed Rate Debt

The debt that the Company initially elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133. This population included $3.5 billion of fixed rate Federal Home Loan Bank advances and $3.3 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. This move to fair value introduced potential earnings volatility due to changes in the Company’s credit spread that were not required to be valued under the SFAS No. 133 hedge designation. Most of the debt, along with certain of the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding.

During the year ended December 31, 2007, the Company consummated two fixed rate debt issuances. On September 10, 2007, the Company issued $500 million of Senior Notes, which carried a fixed coupon rate of 6.00% and had a term of 10 years. The

Notes to Consolidated Financial Statements (Unaudited) - Continued

Company did not enter into any derivatives to hedge this debt and, therefore, did not elect to carry the debt at fair value. On November 5, 2007, the Company issued $500 million of Senior Notes, which carried a fixed coupon rate of 5.25% and had a term of 5 years. The Company entered into interest rate swaps in connection with this debt issuance and, as a result, elected to carry this debt at fair value.

During the nine months ended September 30, 2008, the Company consummated two fixed rate debt issuances and repurchased certain debt carried at fair value. On March 4, 2008, the Company issued $685 million of trust preferred securities, which carried a fixed coupon rate of 7.875% and had a term of 60 years. The Company did not enter into any derivatives to hedge this debt and, therefore, did not elect to carry the debt at fair value. On March 17, 2008, the Company issued $500 million of subordinated notes, which carried a fixed coupon rate of 7.25% and had a term of 10 years. The Company entered into interest rate swaps in connection with this debt issuance and, as a result, elected to carry this debt at fair value. During the nine months ended September 30, 2008, $294.2 million of the Company’s fair value debt matured, and the Company repurchased principal amounts of approximately $384 million of debt carried at fair value to mitigate volatility from credit spread changes.

In September 2008, the Federal Reserve Bank of Boston (the “Fed”) instituted the ABCP MMMF Liquidity Facility program (the “Program”), whereby the Fed will make a fixed rate, non-recourse loan to any eligible depository institution, bank holding company or affiliated broker/dealer who purchases certain asset-backed commercial paper (“ABCP”) from certain money market mutual funds. As of September 30, SunTrust Robinson Humphrey ("STRH") had outstanding loans from the Fed under the Program in the amount of $125.1 million that had a weighted average maturity of 2 days and a fixed interest rate of 2.25%. The loans from the Fed were elected to be carried at fair value pursuant to the provisions of SFAS No. 159 and classified within other short-term borrowings. Because of the non-recourse nature of the loans, SunTrust did not recognize through earnings any differences in fair value between the loans and the ABCP, which was classified as a trading asset. Subsequent to September 30, STRH collected 100% of the par amount of the underlying ABCP and repaid the loans to the Fed.

Brokered Deposits

Prior to adopting SFAS No. 159, the Company had adopted the provisions of SFAS No. 155 and elected to carry certain certificates of deposit at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that are generally not clearly and closely related to the host debt instrument. The Company elected to carry these instruments at fair value in order to remove the mixed attribute accounting model required by SFAS No. 133. The provisions of that statement require bifurcation of a single instrument into a debt component, which would be carried at amortized cost, and a derivative component, which would be carried at fair value, with such bifurcation being based on the fair value of the derivative component and an allocation of any remaining proceeds to the host debt instrument. Since the adoption of SFAS No. 155, the Company has elected to carry substantially all newly-issued certificates of deposit at fair value. In cases where the embedded derivative would not require bifurcation under SFAS No. 133, the instrument may be carried at fair value under SFAS No. 159 to allow the Company to economically hedge the embedded features.

Loans and Loans Held for Sale

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the three and nine months ended September 30, 2008, approximately $23.2 million and $92.7 million, respectively, of loan origination fees were recognized in noninterest income, for which the Company elected fair value. For the three and nine months ended September 30, 2008, approximately $23.9 million and $90.1 million, respectively, of loan origination costs were recognized in noninterest expense due to this fair value election. For the three and nine months ended September 30, 2007, approximately $30.4 million and $42.3 million, respectively, in loan origination fees and approximately $32.1 million and $44.5 million, respectively, in loan origination costs were recognized due to this fair value election. The servicing value, which had been recorded as MSRs at the time the loan was sold, is now included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The estimated impact from recognizing servicing value, net of related hedging costs, as part of the fair value of the loan is captured in mortgage production income.

Notes to Consolidated Financial Statements (Unaudited) - Continued

In the normal course of business, the Company may elect to transfer certain fair valued mortgage loans held for sale to mortgage loans held for investment. During the nine months ended September 30, 2008, $79.9 million of such loans were transferred from mortgage loans held for sale to mortgage loans held for investment due to a change in management’s intent with respect to these loans based on the limited marketability of these loans given the lack of liquidity for certain loan types.

On May 1, 2008, SunTrust acquired 100% of the outstanding common shares of GB&T. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans. SunTrust elected to account for at fair value, in accordance with SFAS No. 159, $171.6 million of the acquired loans, which were classified as nonaccrual, in order to eliminate the complexities of accounting for the loans under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Upon acquisition, the loans had a fair value of $111.1 million. On September 30, 2008, primarily as a result of paydowns, payoffs and transfers to OREO, the loans had a fair value of $55.7 million.

Trading Loans

The Company often maintains a portfolio of loans that it trades in the secondary market. Pursuant to the provisions of SFAS No. 159, the Company elected to carry trading loans at fair value in order to reflect the active management of these positions. Subsequent to the initial adoption, additional loans were purchased and recorded at fair value as part of the Company’s normal loan trading activities. As of September 30, 2008, approximately $270.1 million of trading loans were outstanding.

In addition to loans carried at fair value in connection with the Company’s loan trading business, the Company has also elected to carry short-term loans made in connection with its total return swap business. At September 30, 2008, the Company had approximately $1.1 billion of such short-term loans carried at fair value, which are included in trading assets.

Valuation Methodologies and Fair Value Hierarchy

The primary financial instruments that the Company carries at fair value include securities, derivative instruments, fixed rate debt, and loans. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157. Financial instruments that have limited observable trading activity (i.e., inactive markets) or where indicative third party prices contain wide bid/ask spreads were classified as level 3 instruments due to the significance of the unobservable inputs, namely credit and liquidity risk, in estimating the fair value. The values provided by third party sources were generally based on proprietary models or non-binding broker price indications that estimated the credit and liquidity risk.

A market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. This required a judgmental evaluation that included comparing the recent trading activities to historical experience. If limited trading activity existed and few market participants were willing to transact, as evidenced by wide bid/ask spreads, non-binding indicative bids, and the nature of the market participants, the market was considered to be inactive. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on our assessment of the assumptions a market participant would use to value the instrument in an orderly transaction, and included considerations of illiquidity in the current market environment.

Level 3 Instruments

SunTrust used significant unobservable inputs (level 3) to fair value certain financial and non-financial instruments as of September 30, 2008. The need to use unobservable inputs generally results from the lack of market liquidity, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. More specifically, the asset-backed securities market, certain residential loan markets, and debt markets have experienced significant dislocation and illiquidity in both new issues and secondary trading. It is reasonably likely that this market volatility will continue as a result of a variety of factors, including but not limited to economic conditions, the restructuring of structured investment vehicles (“SIVs”), and third party sales of securities, some of which could be large-scale.

The Company’s level 3 securities available for sale include certain municipal bond securities and Federal Home Loan Bank and Federal Reserve Bank stock, which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. The Company’s remaining level 3 available for sale securities, as well as its level 3 trading assets, include residual and other interests retained from Company-sponsored participations or securitizations of commercial loans and mortgage-backed securities, investments in SIVs, auction rate securities, and mortgaged-backed and asset-backed securities collateralized by a variety of underlying assets including

Notes to Consolidated Financial Statements (Unaudited) - Continued

residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable.

The residual interests are valued based on internal models which incorporate assumptions, such as prepayment speeds and estimated credit losses, which are not market observable. Generally, the Company attempts to obtain pricing for its securities from a third party pricing provider or third party brokers who have experience in valuing certain investments, as this level of evidence is the strongest support for the fair value of these instruments, absent current security specific market activity. This pricing may be used as either direct support for the Company’s valuation or used to validate outputs from the Company’s own proprietary models. However, the distressed market conditions have impacted the Company’s ability to obtain third party pricing data for many of its financial instruments. Even when third party pricing has been available, the limited trading activity and illiquidity resulting from current market conditions has challenged the observability of these quotations. When observable market data for these instruments is not available, SunTrust will use industry-standard or proprietary models to estimate fair value and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

As disclosed in the tabular level 3 rollforwards, during the three and nine months ended September 30, 2008, the Company transferred certain trading assets and available for sale securities into level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. The transfers into level 3 were not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings. Transfers into level 3 are generally assumed to be as of the beginning of the quarter in which the transfer occurred while transfers out of level 3 are generally assumed to occur as of the end of the quarter in which the transfer occurred.

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading activity in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing alternative valuation methodologies to determine the fair value of the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include obtaining certain levels of broker pricing, when available, and extrapolating this data across the larger loan population. This extrapolation includes recording additional liquidity adjustments, when necessary, and valuation estimates of underlying collateral to accurately reflect the price the Company believes it would receive if the loans were sold.

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

As disclosed in the tabular level 3 rollforwards, during the three and nine months ended September 30, 2008, the Company transferred certain mortgage loans held for sale into level 3 based on secondary market illiquidity and the resulting reduction of observable market data for certain non-agency loans requiring increased reliance on unobservable inputs. The transfers into level 3 were not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings.

The Company has elected to carry at fair value $3.6 billion (par) of publicly-issued, fixed rate debt. This debt is valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. In addition, information from market data of recent observable trades as well as indications from buy side investors, if available, are taken into consideration as additional support for the mark. During the third quarter of 2008, there were few trades to reference, and therefore, given the continued lack of liquidity for these types of instruments, both in the secondary markets and for primary issuances, this debt was transferred from a level 2 to a level 3 classification in the fair value hierarchy. The transfer into level 3 was not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings.

Notes to Consolidated Financial Statements (Unaudited) - Continued

Beginning in the first quarter of 2008, the Company classified IRLCs on residential mortgage loans held for sale, which are derivatives under SFAS No. 133, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, beginning in the first quarter of 2008, servicing value was also included in the fair value of IRLCs. The fair value of MSRs is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets in the valuation hierarchy. As of September 30, 2008 and 2007, no MSR valuation allowance was recognized as a result of impairment.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating systems utilize counterparty specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. The approved counterparties are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred. The change in value of derivative assets and derivative liabilities that is attributed to credit risk was not significant in 2007 and 2008.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs discussed herein. In addition, the equity forward agreements (the “Agreements”) the Company entered into related to its Coke stock are level 3 instruments within the fair value hierarchy of SFAS No. 157, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke, interest rates and the dividend rate on Coke. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry initial terms of approximately six and a half and seven years and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At September 30, 2008, the Agreements’ fair value represented a liability position for the Company of approximately $1.6 million.

Level 3 other assets include non-financial assets that are measured on a non-recurring basis based on the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile.

Credit Risk

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, the instrument’s spread in relation to U.S. Treasury rates, the capital structure of the security and level of subordination, or the rating on a security/obligor as defined by nationally recognized rating agencies. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument.

Notes to Consolidated Financial Statements (Unaudited) - Continued

For loan products that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and nine months ended September 30, 2008, SunTrust recognized a loss on loans accounted for at fair value of approximately $7.0 million and $23.8 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. Due to the fact that an insignificant percentage of the loans carried at fair value during the nine months ended September 30, 2007 were on nonaccrual status, were past due or had other characteristics generating borrower-specific credit risk, the Company did not ascribe any significant fair value changes to borrower-specific credit risk during that period. In addition to borrower-specific credit risk, there are other, more significant variables that will drive changes in the fair value of the loans, including interest rates changes and general conditions in the principal markets for the loans.

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates, based on credit spreads from actual or estimated trading levels of the debt. Prior to the second quarter of 2008, the Company had estimated the impacts of its own credit spreads over LIBOR; however, given the recent volatility in the interest rate markets, the Company analyzed the difference between using U.S. Treasury rates and LIBOR. While the historical analysis indicated only minor differences, the Company believes that beginning in the second quarter of 2008 a more accurate depiction of the impacts of changes in its own credit spreads is to base such estimation on the U.S. Treasury rate, which reflects a risk-free interest rate. Further supporting this decision, LIBOR has recently exhibited extreme volatility and remained at elevated levels due to the global credit crisis. A reason the Company had selected LIBOR in the past was due to the presence of LIBOR-based interest rate swap contracts that the Company had historically used to hedge its interest rate exposure on these debt instruments under SFAS No. 133. The Company may, however, also purchase fixed rate trading securities in an effort to hedge its fair value exposure to its fixed rate debt. The Company may also continue to use interest rate swap contracts to hedge interest exposure on future fixed rate debt issuances pursuant to the provisions of SFAS No. 133. Based on U.S. Treasury rates, the Company recognized a gain of approximately $327.3 million and approximately $459.7 million, for the three and nine months ended September 30, 2008, respectively, and a gain of approximately $58.4 million and $73.2 million, respectively, for the three and nine months ended September 30, 2007, due to changes in its own credit spread on its public debt as well as its brokered deposits.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

		Fair Value Measurements at September 30, 2008, Using
(Dollars in thousands)	Assets/Liabilities Measured at Fair Value September 30, 2008	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets	$8,936,540	$310,176	$8,160,695	$465,669
Securities available for sale	14,533,075	1,714,655	11,316,708	1,501,712
Loans held for sale	3,368,548	-	2,726,907	641,641
Loans	302,280	-	-	302,280
Other assets [1]	91,831	2,272	64,622	24,937

Liabilities
Brokered deposits	420,822	-	420,822	-
Trading liabilities	1,924,013	452,515	1,469,918	1,580
Other short-term borrowings	125,108	-	125,108	-
Long-term debt	6,633,658	-	3,494,087	3,139,571
Other liabilities [1]	52,785	-	49,394	3,391

1 This amount includes interest rate lock commitments and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk. Beginning in 2008, interest rate lock commitments were recorded gross, instead of net, in other assets or liabilities.

(Dollars in thousands)	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option			Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Assets	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]
Trading assets	($954)	$-	($954)	($120)	$-	($120)
Loans held for sale	-	97,553 [2]	97,553	-	215,538 [2]	215,538
Loans	-	(8,121)	(8,121)	-	(21,825)	(21,825)

Liabilities
Brokered deposits	31,640	-	31,640	43,882	-	43,882
Other short-term borrowings	-	-	-	-	-	-
Long-term debt	292,950	-	292,950	456,704	-	456,704

1 Changes in fair value for the three and nine months ended September 30, 2008 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the three and nine months ended September 30, 2008, the changes in fair value related to accrued interest income on loans and loans held for sale were a decrease of $20.1 thousand and an increase of $0.5 million and an increase of $0.3 million and $5.2 million, respectively. For the three and nine months ended September 30, 2008, the changes in fair value related to accrued interest expense on brokered deposits and long-term debt were an increase of approximately $4.6 million and $11.7 million, and an increase of $15.5 million and $18.4 million, respectively.

2 For the three and nine months ended September 30, 2008, these amounts include $86.7 million and $330.7 million, respectively, related to MSR assets recognized upon the sale of the loans.

Notes to Consolidated Financial Statements (Unaudited) - Continued

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

1 This amount includes interest rate lock commitments and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk. Beginning in 2008, interest rate lock commitments were recorded gross, instead of net, in other assets or other liabilities. Had SunTrust recorded interest rate lock commitments gross as of year end, the Company would have recorded an asset of $6.8 million and a liability of $26.4 million.

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

Liabilities
Brokered deposits	852	-	852	6,999	-	6,999
Long-term debt	(102,796)	-	(102,796)	17,745	-	17,745

1 Changes in fair value for the three and nine months ended September 30, 2007 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the three and nine months ended September 30, 2007, the change in fair value related to accrued interest income on loans held for sale was an increase of $3.1 million and $13.0 million, respectively, and the change in fair value related to accrued interest expense on brokered deposits and long-term debt was an increase of $2.4 million and $6.3 million and an increase of $26.2 million and $25.9 million, respectively.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

		September 30, 2008, Using
(Dollars in thousands)	Carrying Value as of September 30, 2008	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance as of September 30, 2008
Loans Held for Sale [1]	$730,869	-	$581,318	$149,551	($25,249)
OREO[2]	387,037	-	387,037	-	(42,999)
Other Assets[3]	38,019	-	-	38,019	-
Other Intangible Assets[4]	17,963	-	-	17,963	-

1These balances were not impacted by the election of the fair value option and are measured at the lower of cost or market in accordance with SFAS No. 65 and SOP 01-6.

2 These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 144.

3 These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with APB No. 18 and were impacted by a $22.1 million impairment charge recorded during the nine months ended September 30, 2008.

4 These balances were not impacted by the election of the fair value option and are measured at fair value on a non-recurring basis in accordance with SFAS No. 142 and SFAS No. 144 and were impacted by a $45.0 million impairment charge recorded during the second quarter of 2008.

As of September 30, 2008 and December 31, 2007, $71.4 million and $105.7 million, respectively, of leases held for sale were included in loans held for sale in the Consolidated Balance Sheets and were not eligible for fair value election under SFAS No. 159.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using significant unobservable inputs:

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Fair Value Measurements Using Significant Unobservable Inputs

(Dollars in thousands)	Trading Assets		Securities Available for Sale		Loans Held for Sale		Loans		Long-term Debt		Trading Liabilities
Beginning balance July 1, 2008	$880,152		$986,593		$476,003		$352,344		$-		$-
Total gains/(losses) (realized/unrealized):
Included in earnings	(104,730	) [1]	(13,938	) [2]	(2,934	) [3]	(12,530	) [4]	304,090	[1]	-
Included in other comprehensive income	-		(37,136)		-		-		-		(1,580)
Purchase accounting adjustments	-		-		-		6,178		-		-
Purchases and issuances	93,919		137,765		-		127		-		-
Settlements	(50,682)		(20,435)		-		-		-		-
Sales	(305,649)		-		(30,311)		-		-		-
Repurchase of debt	-		-		-		-		151,966		-
Paydowns and maturities	(59,639)		(27,688)		(35,354)		(14,711)		-		-
Loan foreclosures transferred to other real estate owned	-		-		(2,582)		(29,128)		-		-
Level 3 transfers, net	12,298		476,551		236,819		-		(3,595,627)		-

Ending balance September 30, 2008	$465,669		$1,501,712		$641,641		$302,280		($3,139,571)		($1,580)

The amount of total gains/(losses) for the three months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2008	($105,959	) [1]	($13,938	) [2]	($7,576	) [3]	($12,530	) [4]	$303,997	[1]	$-

Beginning balance January 1, 2008	$2,950,145		$869,707		$481,327		$220,784		$-		$-
Total gains/(losses) (realized/unrealized):
Included in earnings	(353,587	) [1]	(78,712	) [2]	(20,297	) [3]	(26,549	) [4]	304,090	[1]	-
Included in other comprehensive income	-		(6,278)		-		-		-		(1,580)
Purchase accounting adjustments	-		-		-		6,178		-		-
Purchases and issuances	137,869		154,979		-		112,153		-		-
Settlements	(50,682)		(61,280)		-		-		-		-
Sales	(1,465,686)		(116,555)		(34,049)		-		-		-
Repurchase of debt	-		-		-		-		151,966		-
Paydowns and maturities	(791,483)		(134,246)		(104,518)		(38,560)		-		-
Transfers from loans held for sale to loans	-		-		(79,906)		79,906		-		-
Loan foreclosures transferred to other real estate owned	-		-		(2,582)		(51,632)		-		-
Level 3 transfers, net	39,093		874,097		401,666		-		(3,595,627)		-

Ending balance September 30, 2008	$465,669		$1,501,712		$641,641		$302,280		($3,139,571)		($1,580)

The amount of total gains/(losses) for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2008	($174,382	) [1]	($43,720	) [2]	($19,529	) [3]	($26,549	) [4]	$303,997	[1]	$-

1 Amounts included in earnings are recorded in trading account profits and commissions.

2 Amounts included in earnings are recorded in net securities gains/(losses).

3 Amounts included in earnings are recorded in mortgage production related income.

4 Amounts are generally included in mortgage production income except $3.2 million in the third quarter of 2008, related to loans acquired in the GB&T acquisition. The mark on the loans is included in trading account profits and commissions.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Fair Value Measurements Using Significant Unobservable Inputs

(Dollars in thousands)	Trading Assets		Securities Available for Sale
Beginning balance July 1, 2007	$77,023		$708,042
Total gains or losses (realized/unrealized):
Included in earnings [1]	(131	) [2]	-
Included in other comprehensive income	-		(110)
Purchases and issuances	-		90,098
Settlements	(4,851)		-
Transfers into Level 3	5,171		105,809

Ending balance September 30, 2007	$77,212		$903,839

Total gains or losses (realized/unrealized):
Beginning balance January 1, 2007	$24,393		$734,633
Total gains/(losses) (realized/unrealized):
Included in earnings [1]	(4,537	) [2]	-
Included in other comprehensive income	-		387
Purchases and issuances	61,853		90,605
Settlements	(9,668)		(27,595)
Transfers into Level 3	5,171		105,809

Ending balance September 30, 2007	$77,212		$903,839

1 The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period end.

2 Amounts included in earnings are recorded in trading account profits and commissions.

The following tables show a reconciliation of the beginning and ending balances for fair valued other assets/(liabilities), which are IRLCs on residential mortgage loans held for sale, measured using significant unobservable inputs:

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance July 1, 2008	$8,971
Included in earnings: [1]
Issuances (inception value)	101,872
Fair value changes	11,746
Expirations	(33,651)
Settlements of IRLCs and transfers into closed loans	(67,392)

Ending balance September 30, 2008 [2]	$21,546

Beginning balance January 1, 2008	($19,603)
Included in earnings: [1]
Issuances (inception value)	343,467
Fair value changes	(74,944)
Expirations	(90,418)
Settlements of IRLCs and transfers into closed loans	(136,956)

Ending balance September 30, 2008 [2]	$21,546

1 Amounts included in earnings are recorded in mortgage production related income.

2 The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at period end.

Notes to Consolidated Financial Statements (Unaudited) - Continued

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance July 1, 2007	($17,508)
Included in earnings: [1]
Issuances (inception value)	(9,078)
Fair value changes	13,624
Expirations	(1,300)
Settlements of IRLCs and transfers into closed loans	10,494

Ending balance September 31, 2007 [2]	($3,768)

Beginning balance January 1, 2007	($29,633)
Included in earnings: [1]
Issuances (inception value)	(164,314)
Fair value changes	(121,392)
Expirations	99,945
Settlements of IRLCs and transfers into closed loans	211,626

Ending balance September 31, 2007 [2]	($3,768)

1 Amounts included in earnings are recorded in mortgage production related income.

2 The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at period end.

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

(Dollars in thousands)	Aggregate Fair Value September 30, 2008	Aggregate Unpaid Principal Balance under FVO September 30, 2008	Fair value carrying amount over/(under) unpaid principal

Trading assets	$1,333,117	$1,332,450	$667
Loans	233,852	263,949	(30,097)
Past due loans of 90 days or more	2,693	3,482	(789)
Nonaccrual loans	65,735	103,793	(38,058)
Loans held for sale	3,345,254	3,345,441	(187)
Past due loans of 90 days or more	4,041	4,616	(575)
Nonaccrual loans	19,253	26,199	(6,946)
Brokered deposits	420,822	461,152	(40,330)
Long-term debt	6,633,658	6,963,085	(329,427)

(Dollars in thousands)	Aggregate Fair Value December 31, 2007	Aggregate Unpaid Principal Balance under FVO December 31, 2007	Fair value carrying amount over/(under) unpaid principal

Trading assets	$444,774	$442,624	$2,150
Loans	220,784	229,473	(8,689)
Loans held for sale	6,314,106	6,248,541	65,565
Past due loans of 90 days or more	5,213	6,140	(927)
Nonaccrual loans	5,841	7,316	(1,475)
Brokered deposits	234,345	237,205	(2,860)
Long-term debt	7,446,980	7,316,750	130,230

Notes to Consolidated Financial Statements (Unaudited) - Continued

Note 14 – Contingencies

In September 2008, STRH and STIS entered into an "agreement in principle" with the Financial Industry Regulatory Authority ("FINRA") related to the sales and brokering of auction rate securities ("ARS") by STRH and STIS. This agreement is non-binding and is subject to the negotiation of a final settlement, with such negotiations continuing into the fourth quarter of 2008. This agreement calls for the Company to offer to purchase ARS at par from certain investors. Additionally, the Company has elected to purchase ARS from certain other investors not included in the FINRA settlement. The total par amount of ARS the Company expects to purchase is approximately $725 million. The Company has determined that it has a probable loss pursuant to the provisions of SFAS No. 5 that could be reasonably estimated at September 30, 2008 as the difference between the par amount and the estimated fair value of ARS that the Company believes it will likely purchase from investors. The total loss recognized as of September 30, 2008 was approximately $173 million, which is comprised of losses on probable future purchases, losses on a de minimis amount of ARS purchased from investors prior to September 30, 2008 and estimated fines levied against STRH and STIS by various federal and state agencies. This loss is classified in trading account profits/(losses) and commissions on the Consolidated Statement of Income. If the final agreement with FINRA and the eventual purchases of ARS are required to involve STRH and STIS, the Company will concurrently purchase from STRH and STIS at par the ARS that were purchased from the investors. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

Note 15 – Business Segment Reporting

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

2.	Corporate and Investment Banking was renamed Wholesale Banking.

3.	Commercial Real Estate (primarily Real Estate Finance Group and Affordable Housing) was transferred from Commercial to Wholesale Banking.

4.	Trustee Management was transferred from Commercial to Corporate Other and Treasury.

5.	TransPlatinum, which handles Fleet One fuel cards, was transferred from Commercial to Corporate Other and Treasury. In September 2008, TransPlatinum was sold to Fleet One Holdings LLC.

6.

Certain Middle Market clients and relationship managers were transferred from Commercial to Wholesale Banking. Because this transfer included the movement of individual clients and relationship managers, balance, income, and expense from prior periods remained in the Retail and Commercial Banking segment.

Retail and Commercial Banking serves consumers, businesses with up to $100 million in annual revenue, government/not-for-profit enterprises, and provides services for the clients of the Company’s other businesses. Clients are serviced through an extensive network of traditional and in-store branches, ATMs, the Internet and the telephone.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices LLC, and Institutional Investment Management.

In addition, the Company reports Corporate Other and Treasury, which includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Corporate Strategies, Procurement, and Executive Management. Finally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

Because the business segment results are presented based on management accounting practices, the transition to the consolidated results, which are prepared under U.S. GAAP, creates certain differences which are reflected in Reconciling Items.

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

•	Provision for loan losses – Represents net charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

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

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2008
(Dollars in thousands)	Retail and Commercial	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$59,143,001	$45,825,637	$41,147,389	$9,015,972	$18,971,024	($214,533)	$173,888,490
Average total liabilities	83,224,058	17,450,822	2,804,268	10,040,542	42,502,824	(115,940)	155,906,574
Average total equity	-	-	-	-	-	17,981,916	17,981,916

Net interest income	$646,658	$113,816	$107,005	$83,752	$50,163	$144,819	$1,146,213
Fully taxable-equivalent adjustment (FTE)	8,313	16,815	-	7	4,331	-	29,466

Net interest income (FTE)[1]	654,971	130,631	107,005	83,759	54,494	144,819	1,175,679
Provision for loan losses[2]	225,614	32,313	124,861	9,160	124	111,600	503,672

Net interest income after provision for loan losses	429,357	98,318	(17,856)	74,599	54,370	33,219	672,007

Noninterest income	352,054	158,237	128,441	161,773	486,883	(2,166)	1,285,222
Noninterest expense	683,972	203,215	365,641	228,934	188,494	(2,170)	1,668,086

Net income before taxes	97,439	53,340	(255,056)	7,438	352,759	33,223	289,143
Provision for income taxes[3]	32,749	11,279	(98,911)	3,004	51,090	(22,512)	(23,301)

Net income	$64,690	$42,061	($156,145)	$4,434	$301,669	$55,735	$312,444

	Three Months Ended September 30, 2007
(Dollars in thousands)	Retail and Commercial	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$59,248,838	$38,610,922	$45,260,639	$8,771,019	$21,296,051	$1,465,908	$174,653,377
Average total liabilities	83,384,433	11,930,700	2,808,670	10,278,022	48,639,268	62,102	157,103,195
Average total equity	-	-	-	-	-	17,550,182	17,550,182

Net interest income	$697,341	$128,336	$130,476	$86,870	($43,697)	$192,862	$1,192,188
Fully taxable-equivalent adjustment (FTE)	9,265	13,087	-	13	4,690	-	27,055

Net interest income (FTE)[1]	706,606	141,423	130,476	86,883	(39,007)	192,862	1,219,243
Provision for loan losses[2]	74,561	15,470	11,733	1,914	12	43,330	147,020

Net interest income after provision for loan losses	632,045	125,953	118,743	84,969	(39,019)	149,532	1,072,223

Noninterest income	321,904	72,438	89,948	258,432	79,671	(3,254)	819,139
Noninterest expense	636,885	178,988	235,897	246,440	(3,726)	(3,239)	1,291,245

Total contribution before taxes	317,064	19,403	(27,206)	96,961	44,378	149,517	600,117
Provision for income taxes[3]	114,309	(12,913)	(14,697)	35,773	(1,804)	59,285	179,953

Net income	$202,755	$32,316	($12,509)	$61,188	$46,182	$90,232	$420,164

[1]	Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the segments.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2008
(Dollars in thousands)	Retail and Commercial	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,840,745	$44,725,704	$42,443,317	$8,956,367	$20,262,961	$216,589	$175,445,683
Average total liabilities	84,455,821	17,051,328	2,765,076	10,214,086	43,012,267	(98,281)	157,400,297
Average total equity	-	-	-	-	-	18,045,386	18,045,386

Net interest income	$1,916,552	$360,037	$361,279	$248,642	$91,848	$464,438	$3,442,796
Fully taxable-equivalent adjustment (FTE)	25,546	46,165	-	26	13,961	(1)	85,697

Net interest income (FTE)[1]	1,942,098	406,202	361,279	248,668	105,809	464,437	3,528,493
Provision for loan losses[2]	588,963	55,570	351,124	16,822	(549)	499,791	1,511,721

Net interest income after provision for loan losses	1,353,135	350,632	10,155	231,846	106,358	(35,354)	2,016,772

Noninterest income	1,021,041	516,506	369,216	762,222	1,098,038	(11,289)	3,755,734
Noninterest expense	1,939,266	604,421	839,902	753,962	175,484	(11,272)	4,301,763

Net income before taxes	434,910	262,717	(460,531)	240,106	1,028,912	(35,371)	1,470,743
Provision for income taxes[3]	151,883	56,235	(183,721)	86,774	252,017	(35,806)	327,382

Net income	$283,027	$206,482	($276,810)	$153,332	$776,895	$435	$1,143,361

	Nine Months Ended September 30, 2007
(Dollars in thousands)	Retail and Commercial	Wholesale Banking	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$59,015,000	$38,392,096	$45,801,700	$8,923,453	$24,895,553	$1,665,828	$178,693,630
Average total liabilities	84,574,927	11,607,340	2,768,665	10,383,328	51,594,702	32,403	160,961,365
Average total equity	-	-	-	-	-	17,732,264	17,732,264

Net interest income	$2,115,454	$398,243	$394,451	$265,723	($136,466)	$514,626	$3,552,031
Fully taxable-equivalent adjustment (FTE)	28,026	34,229	-	41	13,111	29	75,436

Net interest income (FTE)[1]	2,143,480	432,472	394,451	265,764	(123,355)	514,655	3,627,467
Provision for loan losses[2]	179,942	33,865	34,993	5,925	150	53,266	308,141

Net interest income after provision for loan losses	1,963,538	398,607	359,458	259,839	(123,505)	461,389	3,319,326

Noninterest income	919,469	466,725	265,363	794,369	418,950	(12,209)	2,852,667
Noninterest expense	1,923,365	565,839	585,396	763,526	(47,553)	(12,137)	3,778,436

Total contribution before taxes	959,642	299,493	39,425	290,682	342,998	461,317	2,393,557
Provision for income taxes[3]	347,105	55,690	3,563	106,871	92,505	164,931	770,666

Net income	$612,537	$243,803	$35,862	$183,811	$250,493	$296,386	$1,622,891

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the segments.

3 Includes regular income tax provision and taxable-equivalent income adjustment reversal.

Note 16 – Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2008	2007	2008	2007
Comprehensive income:
Net income	$312,444	$420,164	$1,143,361	$1,622,891
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	(84,252)	224,381	(733,952)	33,000
Change in unrealized gains on derivatives, net of taxes	47,366	101,094	4,089	25,838
Change related to employee benefit plans, net of taxes	3,241	5,605	11,004	40,100

Total comprehensive income	$278,799	$751,244	$424,502	$1,721,829

The components of accumulated other comprehensive income were as follows:

(Dollars in thousands)	September 30 2008	December 31 2007
Unrealized net gain on available for sale securities	$959,995	$1,693,947
Unrealized net gain on derivative financial instruments	162,717	158,628
Employee benefit plans	(234,422)	(245,426)

Total accumulated other comprehensive income	$888,290	$1,607,149

Note 17 – Severance Expense

In 2007, the Company initiated its E2 Efficiency and Productivity Program (“E2”). E2 includes a series of initiatives aimed at reducing the Company’s expense growth. As part of the E2 program, the Company is reviewing its organizational design in order to achieve scalability in its core processes, reduce redundant and overlapping activities, and reduce complexity in the organizational structure. In

Notes to Consolidated Financial Statements (Unaudited) - Continued

2007, the Company recognized severance expense of $45.0 million relating to approximately 2,400 positions expected to be eliminated through 2007 and 2008. As of September 30, 2008, accrued severance expense was $5.2 million. Severance expense was classified as other noninterest expense in the Consolidated Statements of Income and was recorded within the Corporate Other and Treasury reporting segment.

Note 18 – Investment in Common Shares of The Coca-Cola Company

In the second and third quarters of 2008, the Company completed the following three-part strategy with respect to its remaining 43.6 million common shares of Coke: (i) a market sale of 10 million shares (see Note 3 “Securities Available for Sale,” to the Consolidated Financial Statements), (ii) a charitable contribution of approximately 3.6 million shares to the SunTrust Foundation (see Note 3 “Securities Available for Sale,” for expanded discussion) and (iii) the execution of equity forward agreements on 30 million shares.

A consolidated subsidiary of SunTrust Banks, Inc. owns approximately 22.9 million Coke shares and a consolidated subsidiary of SunTrust Bank owns approximately 7.1 million Coke shares. These 30 million Coke shares had a total fair value of approximately $1.59 billion at September 30, 2008, along with a de minimis cost basis. These two subsidiaries entered into separate equity forward agreements (the “Agreements”) on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Contemporaneously with entering into the Agreements, SunTrust Banks Inc. and SunTrust Bank each issued a senior floating rate note (the “Notes”) to the Counterparty.

The Federal Reserve, the Company’s primary banking regulator, granted permission to include the minimum proceeds from the Agreements as Tier 1 Capital based on the terms of the Agreements and the Notes. As a result, the Company was permitted to recognize approximately $728 million, or 43 basis points, of additional Tier 1 Capital, upon the effective date of the Agreements. This $728 million is the estimated tax-adjusted amount that the Company will receive from settling the Agreements for the minimum amount payable to the Company under the Agreements (approximately $1.16 billion).

The Agreements

The Agreements are comprised of two components: variable forward agreements and share forward agreements. The Agreements, in their entirety, are derivative financial instruments based on the criteria in SFAS No. 133. During their approximate six and a half and seven year terms, the Agreements provide the Company with a hedge of the market price of Coke based on the strike prices of the equity collars embedded in the variable forward agreements. The Agreements effectively ensure that the Company will be able to sell the 30 million Coke shares at a price no less than approximately $38.67 per share, while permitting participation in any future appreciation in the value of the Coke shares up to approximately $66.02 per share on 22.9 million shares and approximately $65.72 per share on 7.1 million shares. These per share strike prices were set based on the daily volume weighted average price (“VWAP”) of Coke over a defined number of trading days prior to the effective date.

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

The Agreements may also terminate earlier upon certain events of default, extraordinary events regarding Coke, adverse regulatory changes for the Company or the Counterparty, and other typical termination events. In such event, the termination price is the higher of fair value upon termination or intrinsic value. In addition, the Company may early terminate the Agreements at their fair values at any time, subject to approval by the Federal Reserve. The settlement provisions are the same as would occur upon maturity, with either cash or physical settlement at the Company’s election (subject to required cash settlement if the settlement price of the Coke shares is at or below the strike price of the purchased put).

Notes to Consolidated Financial Statements (Unaudited) - Continued

Execution of the Agreements (including the pledges of the Coke shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke shares under U.S. GAAP for several reasons, including that ownership of the shares was not legally transferred to the Counterparty.

In accordance with the provisions of SFAS No. 133, the Company has designated the Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke shares for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke shares under the Agreements, the Company has asserted that it is probable, as defined by SFAS No. 133, that it will sell all of its Coke shares at or around the settlement date of the Agreements. The Federal Reserve’s approval for Tier 1 Capital was significantly based on this expected disposition of the Coke shares under the Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness, with the effective portion of the changes in fair value of the Agreements generally recorded in accumulated other comprehensive income and any ineffective portions generally recorded in trading gains and losses. None of the components of the Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions; for the quarter ended September 30, 2008, such ineffectiveness was de minimis. Other than potential measured hedge ineffectiveness, no amounts will be reclassified from accumulated other comprehensive income over the next twelve months and any remaining amounts recorded in accumulated other comprehensive income will be reclassified to earnings when the probable forecasted sales of the Coke shares occur.

The Notes

Contemporaneously with entering into the Agreements, SunTrust Banks, Inc. and SunTrust Bank issued approximately $885 million and $275 million of Notes, respectively, to the Counterparty, which each carry a variable coupon rate of one month LIBOR plus a fixed spread and are scheduled to mature in 2018 and 2017, respectively. The Notes have been pledged by the Counterparty to secure its obligations under the Agreements.

Upon or after settlement of the Agreements, the interest rates on the Notes will be reset to then-current market rates based on either a remarketing process or dealer quotations, depending on whether any Notes are then owned by the Counterparty. In the event of a remarketing, Notes owned by the Counterparty or its affiliates would be separately remarketed in whole, but not in part, by a wholly-owned broker-dealer subsidiary of SunTrust Banks, Inc., as remarketing agent, by soliciting bids from third parties using commercially reasonable efforts. If successful, the remarketings would result in third parties purchasing the Notes from the Counterparty at par at a floating interest rate and a credit spread that should approximate the then-current market rates for debt of the Company with similar terms. If the first remarketing fails, meaning that no bidders are willing to bid for the Notes at rates that would deliver par proceeds to the Counterparty, the Company must collateralize the Notes. The interest rate on any Notes not owned by the Counterparty or its affiliates would be reset through a dealer quotation process (in lieu of a remarketing) to a rate determined by reference to the then-current market rates on the Company’s senior unsecured debt of like remaining tenor.

The terms of the Notes provide for an interest rate make-whole payment to potentially be paid by the Company to the Counterparty upon the occurrence of certain events that result in either an accelerated remarketing of the Notes or an early acceleration of the maturity of the Notes. The make-whole is paid with respect to an acceleration of the Note principal upon the occurrence of certain events of default under the Note, which are typical events of default commonly found in debt instruments (such as the failure by the Company to pay interest or principal when due, or the insolvency of the Company) or in relation to a failure to post collateral, if required. All such events that could trigger a make-whole payment by the Company are currently remote of occurring.

Note 19 – Subsequent Events

On October 27, 2008, the Company announced that it had received preliminary approval from the U.S. Department of the Treasury to participate in the Treasury Department’s Capital Purchase Program by selling $3.5 billion in preferred stock and related warrants to the U.S. Treasury under the Emergency Economic Stabilization Act of 2008. If the Company completes the sale of such preferred stock to the U.S. Treasury, as is expected, the Company’s Tier 1 and Total Capital ratios should improve significantly. However, the U.S. Treasury’s purchase of such preferred stock from SunTrust is subject to certain conditions and the execution of definitive agreements.

Separately, the Board of Directors of SunTrust voted to approve a 30% reduction in the Company’s dividend on its common stock. This cut will be effective for the fourth quarter of 2008, at which time the quarterly dividend rate will become $0.54 per common share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Exhibit 99.3 to our Current Report on Form 8-K filed on October 23, 2008 with the Securities and Exchange Commission, which is available at the Securities and Exchange Commission’s internet site (http://www.sec.gov) and is incorporated by reference herein. Those factors include: difficult market conditions have adversely affected our industry; current levels of market volatility are unprecedented; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation will stabilize the U.S. financial system; the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time; credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business and revenues; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenue and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on our common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of residential real estate may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and methods are key to how we report our financial condition and results of operations, and these require us to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; we may enter into transactions with off-balance sheet affiliates or our subsidiaries that could result in current or future gains or losses or the possible consolidation of those entities; and we are subject to market risk associated with our asset management and commercial paper conduit businesses.

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under four business segments: Retail and Commercial, Wholesale Banking, Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services. As of September 30, 2008, we had 1,692 full-service branches, including 322 in-store branches, and continue to leverage technology to provide customers the convenience of banking on the Internet, through 2,506 automated teller machines and via twenty-four hour telebanking.

The following analysis of our financial performance for the three and nine months ended September 30, 2008 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our 2007 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2008 presentation. Effective May 1, 2008, we acquired GB&T Bancshares, Inc. (“GB&T”). The results of operations of GB&T were included with ours beginning May 1, 2008. Prior periods do not reflect the impact of the merger. In Management’s Discussion and Analysis (“MD&A”), net interest income, net interest margin and the efficiency ratios are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. Reconcilements for all non-U.S. GAAP measures are provided on pages 44 through 46.

EXECUTIVE OVERVIEW

During the third quarter, macro-economic conditions continued to negatively impact liquidity and credit quality. The economy weakened as evidenced by a further deterioration in the labor market and rising unemployment, volatile equity markets, and declining home values. During the quarter, financial markets experienced unprecedented events, and the market exhibited extreme volatility as economic fears and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected capital and earnings of most financial institutions. In addition, certain financial institutions failed or merged with other stronger institutions and two of the government sponsored housing enterprises entered into conservatorship with the U.S. government. Liquidity in the debt markets remains low in spite of Treasury and Federal Reserve efforts to inject capital into financial institutions, and as a result, asset values continue to be under pressure.

In October 2008, the United States government established the Emergency Economic Stabilization Act of 2008 (the “Act”) in response to the current instability in the financial markets. The specific implications of the Act are wide and include the authorization given to the Secretary of the Treasury to establish the Troubled Asset Relief Program (“TARP”) to purchase troubled assets from financial institutions. The definition of troubled assets is broad but includes residential and commercial mortgages, as well as mortgage-related securities originated on or before March 14, 2008, if the Secretary determines the purchase promotes financial market stability.

Also in October 2008, the United States government purchased preferred equity interests in some of the country’s largest financial institutions under provisions of the TARP Capital Purchase Program. In an attempt to revitalize the struggling economy and inject necessary liquidity and capital into the banking system, the government will use up to $250 billion dollars, under provisions of the Act, to purchase preferred stock in certain institutions. During the fourth quarter of 2008, we received preliminary approval from the U.S. Treasury for the sale of $3.5 billion in preferred stock and related warrants to the U.S. Treasury under the Capital Purchase Program of the Act. Our sale of preferred stock under the Capital Purchase Program is subject to certain conditions and the execution of definitive agreements. Our decision to participate was made to enhance our already solid capital position and to allow us to further expand our business. Refer to further discussion in the “Liquidity Risk” section of this MD&A for additional details.

In addition, during October 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced that it would temporarily guarantee certain new debt issued by insured banks and qualifying bank holding companies and temporarily expand its insurance to cover all noninterest-bearing transaction accounts. It was also announced that the Federal Reserve will finalize a program to serve as a buyer of commercial paper. These actions, among others, are anticipated to stimulate consumer confidence in the economy and financial institutions, as well as encourage financial institutions to continue lending to businesses, consumers, and each other.

During the third quarter, we improved our loan mix and maintained our net interest income at levels comparable to the second quarter, and improved certain fee income categories. Further, we tightly managed growth of core operating expenses which reflected the continuing success of our ongoing program to improve efficiency and productivity, although expenses continue to be pressured by increased credit-related costs. Our capital position further solidified during the quarter as we completed the last of three separate transactions to optimize our long-term holdings of The Coca-Cola Company (“Coke”) common stock. See “Investment in Common Shares of The Coca-Cola Company” in Note 18 to the Consolidated Financial Statements and this MD&A for additional discussion.

We reported net income available to common shareholders for the third quarter of 2008 of $307.3 million, or $0.88 per average common diluted share, compared to $412.6 million, or $1.18 per average common diluted share, in the third quarter of 2007. Net income available to common shareholders for the first nine months of 2008 was $1,126.2 million, or $3.22 per average common diluted share, compared to $1,600.5 million, or $4.52 per average common diluted share for the nine months ended September 30, 2007. Growth in core business revenues coupled with disciplined expense management were more than offset by increased credit costs associated with the continued deterioration in the housing market, as well as a loss on the commitment to purchase certain auction rate securities (“ARS”). Positively impacting the first nine months of 2008, were a gain on the sale of Coke common stock, gain on sale of certain businesses and premises, gain from our interest in Visa, Inc. (“Visa”), partially offset by an increase in the litigation reserve, and net mark-to-market valuation gains related to our publicly-traded debt and related hedges partially offset by mark-to-market losses on illiquid trading securities. The nine month results for 2008 included a $732.2 million pre-tax gain on the sale and contribution of Coke common stock compared with a $234.8 million pre-tax gain from the sale of Coke common stock during the same period in 2007.

Fully taxable-equivalent net interest income was $1,175.7 million for the third quarter of 2008, a decrease of $43.5 million, or 3.6%, from the third quarter of 2007. Average earning assets declined slightly primarily due to a reduction in interest earning trading assets and loans held for sale, partially offset by growth in commercial loans. Net interest margin decreased eleven basis points in the third quarter of 2008 to 3.07% from 3.18% in the third quarter of 2007. The decrease in net interest margin was primarily the result of the decline in market interest rates, the increase in nonperforming assets, a reduction in Coke and Federal Home Loan Bank (“FHLB”) dividend income, and LIBOR rate volatility during September in particular. On a sequential quarter basis, net interest margin decreased six basis points due to the detrimental impact of higher nonperforming loans, declining interest rates, and a shift in loan and deposit mix.

Fully taxable-equivalent net interest income for the nine months ended September 30, 2008, was $3,528.5 million, a decrease of $99.0 million, or 2.7%, from the same period in 2007. However, net interest margin remained relatively unchanged, decreasing by only one basis point, as balance sheet management strategies executed in 2007 led to a $3.8 billion, or 2.5%, decline in average earning assets, namely loans held for sale and interest bearing trading assets, which was partially offset by growth in commercial loans.

Provision for loan losses was $503.7 million in the third quarter of 2008, an increase of $356.7 million from the same period of the prior year. The provision for loan losses was $111.6 million higher than net charge-offs of $392.1 million for the third quarter of 2008 adding eight basis points to the allowance for loan and lease losses (“ALLL”) on a sequential quarter basis. The ALLL increased $658.5 million, or 51.3%, from December 31, 2007. As of September 30, 2008, the ALLL was 1.54% of total loans compared to 1.05% as of December 31, 2007. The ALLL as of September 30, 2008 represented 62.1% of period-end nonperforming loans, the majority of which were secured by residential real estate. The increases in provision for loan losses and resulting increase in the ratio of ALLL to total loans outstanding is reflective of declining real estate values and the associated deterioration in real estate-related loan portfolios, as well as the increase in the size of the loan portfolio. Annualized net charge-offs to average loans were 1.24% for the third quarter of 2008 compared to 0.34% for the same period last year and 1.04% for the quarter ending June 30, 2008. We continued to record provision for loan losses at elevated levels in the third quarter of 2008 relative to 2007 due to deterioration in market conditions.

Noninterest income increased $466.1 million, or 56.9%, from the third quarter of 2007, driven primarily by $341.0 million in market valuation gains in trading account profits/(losses) and commissions related to our publicly-traded debt and related hedges carried at fair value as well as increases in combined mortgage-related income. Also contributing to the increase were incremental securities gains, double digit growth in service charges on deposit accounts and investment banking income, partially offset by losses on our offer to purchase certain ARS and a decline in trust and investment management income. Results for the third quarter of 2008 included the gain on the non-taxable contribution of Coke common stock of $183.4 million, $81.8 million in gain on the sale of a nonstrategic subsidiary, and mark-to-market valuation gains on our debt and related hedges of $341.0 million compared to $63.0 million of mark-to-market gains in the same period of 2007. These mark-to-market gains were related to the increase in our credit spread on our publicly traded debt as the impact of the global credit crisis affected all financial institutions. When stability in the debt market returns, spreads are expected to tighten, and if this occurs these valuation gains will reverse. The third quarter of 2008 also included a $172.8 million loss, including fines, related to our decision to offer to purchase certain ARS and mark-to-market losses on illiquid trading securities and loan warehouses of $136.9 million. We reduced our exposure to distressed securities purchased from affiliates in the fourth quarter of 2007 by an additional 55% from the prior quarter to approximately $345.8 million at quarter end and recorded $12.1 million in net mark-to-market losses on these securities during the quarter. Securities gains increased $172.1 million compared to the third quarter of 2007 due primarily to the gain from contribution of Coke common shares of $183.4 million, partially offset by other-than-temporary impairment charges related to certain securities in the available for sale portfolio.

For the first nine months of 2008, noninterest income increased $903.0 million, or 31.7%, from $2,852.7 million for the same period last year. In addition to the quarterly factors described above, results for the first nine months of 2008 included an $86.3 million gain on Visa’s initial public offering, an incremental $57.1 million gain on disposition of our interest in Lighthouse Investment Partners, a $29.6 million gain on sale of the First Mercantile Trust, a retirement plan services subsidiary, incremental gains of $314.0 million on the sale of Coke common stock, and a $37.0 million net gain on sale/leaseback of corporate owned real estate. Partially offsetting these gains were combined securities losses recorded in the first and third quarters of 2008 of $81.8 million in conjunction with available for sale securities that were determined to be other-than-temporarily impaired, as well as a decline in trading account profits/(losses) and commissions primarily related to valuation losses on trading assets that were acquired in the fourth quarter of 2007, net of valuation gains on our publicly-traded debt and related hedges. In 2007, $81.0 million of trading gains were recognized related to financial assets and liabilities that we elected to record at fair value in connection with the adoption of SFAS No. 159. Mortgage production income increased 190.1% over the first nine months of 2007 primarily due to lower valuation losses resulting from spread widening and the earlier recognition of servicing value and origination fees resulting from our election to record certain mortgage loans at fair value beginning in May 2007, partially offset by a decline in loan production. The prior period also included $42.2 million of income reductions recorded in conjunction with our election to record certain loans held for sale at fair value.

Noninterest expense was $1,668.1 million for the third quarter of 2008, an increase of $376.9 million, or 29.2%, from the same period of the prior year. Approximately half of the increase was related to the tax free contribution of Coke common stock to our charitable foundation and the majority of the remaining increase was credit-related as these expenses grew by $178.2 million over the third quarter of 2007, excluding the incremental cost of additional loss mitigation staff. Also contributing to the increase was a $20.0 million increase in our estimate of future liability related to the Visa litigation as a result of a settlement reached by Visa.

For the first nine months of 2008, noninterest expense was $4,301.8 million, an increase of $523.4 million, or 13.9%, from $3,778.4 million for the same period in 2007. In addition to the quarterly factors described above, the increase was due to our election during the second quarter of 2007 to record certain newly-originated mortgage loans held for sale at fair value, as origination costs associated with these loans are no longer deferred. Offsetting these increases was a $39.1 million reversal of a portion of the accrued liability associated with Visa litigation, for which we recorded $76.9 million in the fourth quarter of 2007. Also offsetting increases was our E2 Efficiency and Productivity Program that generated year-to-date gross savings of approximately $397.4 million.

The Tier 1 Capital and Total Capital ratios improved from 6.93% and 10.30%, respectively, at December 31, 2007 to 8.15% and 11.16% at September 30, 2008. The primary drivers of the increase were the second and third quarter transactions related to our Coke common stock. In June, we sold 10 million shares of Coke common stock, which increased Tier 1 Capital in the second quarter by approximately $345 million, or 20 basis points. In July, we executed the remaining aspects of the capital strategy to optimize our holdings of the Coke common stock, which strengthened our Tier 1 Capital position by an additional 47 basis points. We executed a transaction involving 30 million shares of Coke common stock, generating 43 basis points, as of the transaction date, of Federal Reserve approved Tier 1 capital. In addition, in July 2008, we contributed our remaining 3.6 million shares of Coke common stock to the SunTrust Foundation. This contribution will allow the legacy of our relationship with The Coca-Cola Company to benefit communities for years to come, while simultaneously reducing ongoing charitable contribution expense. The contribution resulted in an increase in Tier 1 Capital during the third quarter of approximately $68.5 million, or an estimated 4 basis points. These transactions also increased the Total Capital ratio an estimated 11 basis points. In addition, on March 4, 2008, we issued $685 million of trust preferred securities, which qualified as Tier I Capital, and on March 17, 2008, we issued $500 million of subordinated notes, which favorably impacted our Total Capital ratio. Tangible equity to tangible assets also increased 9 basis points during the year to 6.40% as of September 30, 2008.

Provision for income taxes decreased $205.7 million, or 134.5%, for the three months ended September 30, 2008 as compared to the same period in 2007. For the nine months ended September 30, 2008, provision for income taxes decreased $453.5 million, or 65.2%, compared to the same period in 2007. The decreases were primarily attributable to a lower level of earnings coupled with the tax benefit resulting from our contribution of Coke common stock shares.

Selected Quarterly Financial Data	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data) (Unaudited)	2008	2007	2008	2007
Summary of Operations
Interest, fees and dividend income	$2,017.3	$2,515.3	$6,342.0	$7,587.2
Interest expense	871.1	1,323.1	2,899.2	4,035.2

Net interest income	1,146.2	1,192.2	3,442.8	3,552.0
Provision for loan losses	503.7	147.0	1,511.7	308.1

Net interest income after provision for loan losses	642.5	1,045.2	1,931.1	3,243.9
Noninterest income	1,285.2	819.1	3,755.7	2,852.7
Noninterest expense	1,668.1	1,291.2	4,301.8	3,778.4

Income before provision for income taxes	259.6	573.1	1,385.0	2,318.2
Provision (benefit) for income taxes	(52.8)	152.9	241.6	695.3

Net income	312.4	420.2	1,143.4	1,622.9
Preferred stock dividends	5.1	7.6	17.2	22.4

Net income available to common shareholders	$307.3	$412.6	$1,126.2	$1,600.5

Net interest income - FTE	$1,175.7	$1,219.2	$3,528.5	$3,627.5
Total revenue - FTE	2,460.9	2,038.3	7,284.2	6,480.2
Total revenue - FTE excluding securities (gains)/losses, net	2,287.9	2,037.3	6,622.0	6,242.8

Net income per average common share:
Diluted	0.88	1.18	3.22	4.52
Basic	0.88	1.19	3.23	4.57
Dividends paid per average common share	0.77	0.73	2.31	2.19
Book value per common share	49.32	50.01
Market price:
High	64.00	90.47	70.00	94.18
Low	25.60	73.61	25.60	73.61
Close	44.99	75.67	44.99	75.67

Selected Average Balances
Total assets	$173,888.5	$174,653.4	$175,445.7	$178,693.6
Earning assets	152,319.8	152,327.6	152,601.1	156,438.9
Loans	125,642.0	119,558.6	124,702.4	119,738.9
Consumer and commercial deposits	100,199.8	96,707.6	101,028.7	97,471.4
Brokered and foreign deposits	15,799.8	21,139.9	15,446.8	23,925.4
Total shareholders' equity	17,981.9	17,550.2	18,045.4	17,732.3

Average common shares - diluted (thousands)	350,970	349,592	349,613	354,244
Average common shares - basic (thousands)	349,916	346,150	348,409	350,501

Financial Ratios (Annualized)
Return on average total assets	0.71%	0.95%	0.87%	1.21%
Return on average assets less net unrealized securities gains	0.45	0.93	0.53	1.09
Return on average common shareholders' equity	6.99	9.60	8.57	12.42
Return on average realized common shareholders' equity	4.55	9.86	5.56	11.70
Net interest margin	3.07	3.18	3.09	3.10
Efficiency ratio	67.78	63.35	59.06	58.31
Tangible efficiency ratio	67.03	62.13	57.63	57.18
Total average shareholders' equity to average assets	10.34	10.05	10.29	9.92
Tangible equity to tangible assets	6.40	6.36

Capital Adequacy
Tier 1 capital ratio	8.15%	7.44%
Total capital ratio	11.16	10.72
Tier 1 leverage ratio	7.98	7.28

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2008	2007	2008	2007
Reconcilement of Non US GAAP Financial Measures
Net income	$312.4	$420.2	$1,143.4	$1,622.9
Securities (gains)/losses, net of tax	(107.3)	(0.6)	(410.6)	(147.2)

Net income excluding net securities (gains)/losses	205.1	419.6	732.8	1,475.7
Coke stock dividend, net of tax	(10.1)	(13.2)	(39.6)	(41.0)

Net income excluding net securities (gains)/losses and the Coke stock dividend	195.0	406.4	693.2	1,434.7
Less: Preferred stock dividends	5.1	7.6	17.2	22.4

Net income available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	$189.9	$398.8	$676.0	$1,412.3

Efficiency ratio [1]	67.78%	63.35%	59.06%	58.31%
Impact of excluding amortization/impairment of intangible assets other than MSRs	(0.75)	(1.22)	(1.43)	(1.13)

Tangible efficiency ratio [2]	67.03%	62.13%	57.63%	57.18%

Total average assets	$173,888.5	$174,653.4	$175,445.7	$178,693.6
Average net unrealized securities gains	(1,526.4)	(2,091.9)	(2,090.1)	(2,264.5)

Average assets less net unrealized securities gains	$172,362.1	$172,561.5	$173,355.6	$176,429.1

Total average common shareholders' equity	$17,481.9	$17,050.2	$17,545.4	$17,232.3
Average accumulated other comprehensive income	(871.4)	(998.6)	(1,296.2)	(1,092.9)

Total average realized common shareholders' equity	$16,610.5	$16,051.6	$16,249.2	$16,139.4

Return on average total assets	0.71%	0.95%	0.87%	1.21%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.26)	(0.02)	(0.34)	(0.12)

Return on average total assets less net unrealized securities gains [3]	0.45%	0.93%	0.53%	1.09%

Return on average common shareholders' equity	6.99%	9.60%	8.57%	12.42%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(2.44)	0.26	(3.01)	(0.72)

Return on average realized common shareholders' equity [4]	4.55%	9.86%	5.56%	11.70%

Net interest income	$1,146.2	$1,192.2	$3,442.8	$3,552.0
FTE adjustment	29.5	27.0	85.7	75.5

Net interest income - FTE	1,175.7	1,219.2	3,528.5	3,627.5
Noninterest income	1,285.2	819.1	3,755.7	2,852.7

Total revenue - FTE	2,460.9	2,038.3	7,284.2	6,480.2
Securities (gains)/losses, net	(173.0)	(1.0)	(662.2)	(237.4)

Total revenue - FTE excluding securities (gains)/losses, net [5]	$2,287.9	$2,037.3	$6,622.0	$6,242.8

Selected Quarterly Financial Data, continued	Table 1

	As of September 30
(Dollars in millions) (Unaudited)	2008	2007
Total shareholders' equity	$17,956.0	$17,907.2
Goodwill	(7,062.8)	(6,912.1)
Other intangible assets including mortgage servicing rights ("MSRs")	(1,328.1)	(1,269.1)
MSRs	1,150.0	996.0

Tangible equity	$10,715.1	$10,722.0

Total assets	$174,776.8	$175,857.2
Goodwill	(7,062.8)	(6,912.1)
Other intangible assets including MSRs	(1,390.0)	(1,327.1)
MSRs	1,150.0	996.0

Tangible assets	$167,474.0	$168,614.0

Tangible equity to tangible assets[6]	6.40%	6.36%

1Computed by dividing noninterest expense by total revenue - FTE. The efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

2SunTrust presents a tangible efficiency ratio which excludes the amortization/impairment of intangible assets other than MSRs. The Company believes this measure is useful to investors because, by removing the effect of intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare the Company’s efficiency to other companies in the industry. This measure is utilized by management to assess the efficiency of the Company and its lines of business.

3Computed by dividing annualized net income, excluding tax effected net securities gains/losses and the Coke stock dividend, by average assets less net unrealized gains/losses on securities. The Company uses this information internally to gauge its actual performance in the industry. The Company believes that the return on average assets less the net unrealized securities gains is more indicative of the Company's return on assets because it more accurately reflects the return on the assets that are related to the Company's core businesses which are primarily customer relationship and customer transaction driven.

4Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and the Coke stock dividend, by average realized common shareholders' equity. The Company believes that the return on average realized common shareholders' equity is more indicative of the Company's return on equity because the excluded equity relates primarily to the holding of a specific security.

5 SunTrust presents total revenue- FTE excluding realized securities (gains)/losses, net. The Company believes noninterest income without net securities (gains)/losses is more indicative of the Company's performance because it isolates income that is primarily customer relationship and customer transaction driven and is more indicative of normalized operations.

6 SunTrust presents a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. The Company believes this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare the Company's capital adequacy to other companies in the industry. This measure is used by management to analyze capital adequacy.

INVESTMENT IN COMMON SHARES OF THE COCA-COLA COMPANY

Background

We have owned common shares of Coke since 1919, when one of our predecessor institutions participated in the underwriting of Coke’s initial public offering and received common shares of Coke in lieu of underwriting fees. These shares have grown in value over the past 89 years and have been classified as available for sale securities, with unrealized gains, net of tax, recorded as a component of shareholders’ equity. Because of the low accounting cost basis of these shares, we have accumulated significant unrealized gains in shareholders’ equity: as of December 31, 2007, our total holdings of approximately 43.6 million Coke shares had an accounting cost basis of $100,000 and a fair value of approximately $2.7 billion.

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

Executed Multi-Step Strategy

As we reported in connection with our financial results for the quarter ended June 30, 2007, we sold 4.5 million Coke shares, or approximately 9% of our holdings at that time, in an open market sale. At that time, we also announced publicly that we were evaluating various strategies to address our remaining Coke shares.

In the second and third quarters of 2008, we completed the following three-part strategy with respect to our remaining 43.6 million common shares of Coke: (i) a market sale of 10 million shares, (ii) a charitable contribution of approximately 3.6 million shares to the SunTrust Foundation and (iii) the execution of equity forward agreements on 30 million shares. Our primary objective in executing these transactions was to optimize the benefits we obtained from our long-term holding of this asset, including the capital treatment by bank regulators.

I.	Market Sale

During the second quarter of 2008, we sold 10 million Coke shares in the market. These sales, which resulted in an increase of approximately $345 million, or approximately 20 basis points, to Tier 1 Capital, generated approximately $549 million in net cash proceeds and an after-tax gain of approximately $345 million that was recorded in our financial results for the quarter ended June 30, 2008. This transaction results in foregone dividend income of approximately $0.04 per share in annual earnings per share and resulted in a current tax liability with a marginal rate of just over 37%.

II.	Contribution to the SunTrust Foundation

In July 2008, we contributed approximately 3.6 million Coke shares to the SunTrust Foundation, which is reflected as a contribution expense of $183.4 million in our financial results for the quarter ending September 30, 2008. As the gain from this contribution is non-taxable, the only impact to our net income is the release of the deferred tax liability of approximately $68.5 million. This contribution increased Tier 1 Capital in the third quarter by approximately $68.5 million, or approximately 4 basis points. This gain and resultant increase to Tier 1 Capital are reflected in our third quarter results, as we had not made any commitments or entered into any other transactions as of June 30, 2008 that would have required us to record this contribution in the second quarter. This contribution results in foregone dividend income of approximately $0.01 per share in annual earnings per share. We expect this contribution to act as an endowment for the SunTrust Foundation to make grants to charities operating within our footprint for years to come and reduce our ongoing charitable contribution expense. This transaction was treated as a discrete item for income tax provision purposes, and significantly lowered the effective tax rate for the third quarter of 2008.

III.	Equity Forward Agreements

The final piece of the strategy related to the remaining 30 million Coke shares and was executed in July 2008. These 30 million Coke shares had a total fair value of approximately $1.59 billion at September 30, 2008, along with a de minimis cost basis.

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

During the terms of the Agreements, and until we sell the 30 million Coke shares, we generally will continue to receive dividends as declared and paid by Coke and will have the right to vote such shares. However, the amounts payable to us under the Agreements will be adjusted if actual dividends are not equivalent to expected amounts.

Contemporaneously with entering into the Agreements, the Counterparty invested in senior unsecured promissory notes issued by SunTrust Bank and SunTrust Banks, Inc. (collectively, the “Notes”) in a private placement in an aggregate principal amount equal to the Minimum Proceeds. The Notes carry original stated maturities of approximately ten years and bear interest at one-month LIBOR plus a fixed spread. The Counterparty pledged the Notes to us and we pledged the 30 million Coke shares to the

Counterparty, securing each entity’s respective obligations under the Agreements. The pledged Coke shares are held by an independent third party custodian, and the Counterparty is prohibited under the Agreements from selling, pledging, assigning or otherwise using the pledged Coke shares in its business.

We generally may not prepay the Notes. The interest rate of the Notes will be reset upon or after the settlement of the Agreements, either through a remarketing process or based upon dealer quotations. In the event of an unsuccessful remarketing of the Notes, we would be required to collateralize the Notes and the maturity of the Notes may accelerate to the first anniversary of the settlement of the Agreements. However, given the long dated tenor of the Notes, we presently believe that it is substantially certain that the Notes will be successfully remarketed.

The Agreements carry original settlement terms of approximately seven years. However, we have the option to terminate the Agreements earlier with the approval of the Federal Reserve. The Agreements may also terminate earlier upon certain events of default, extraordinary events regarding Coke and other typical termination events. Upon such early termination, there could be exit costs or gains, such as certain breakage fees including an interest-rate make-whole amount, associated with both the Agreements and the Notes. Such costs or gains may be material but cannot be determined at the present time due to the unlikely occurrence of such events and the number of variables that are unknown. However, the payment of such costs, if any, will not result in us receiving less than the Minimum Proceeds from the Agreements. We expect to sell all of the Coke shares upon settlement of the Agreements, either under the terms of the Agreements or in another market transaction. See Note 18, “Investment in Common Shares of the Coca-Cola Company”, to the Consolidated Financial Statements.

The Federal Reserve determined that we may include in Tier 1 Capital, as of the effective date of the Agreements, an amount equal to the Minimum Proceeds minus the deferred tax liability associated with the ultimate sale of the 30 million Coke shares. Accordingly, the Agreements resulted in an increase in Tier 1 Capital during the third quarter of approximately $728 million or an estimated 43 basis points as of the transaction date.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Trading Assets	Table 2

(Dollars in millions) (Unaudited)	September 30 2008	December 31 2007
Trading Assets
U.S. government and agency securities	$3,580.8	$4,133.5
Corporate and other debt securities	1,921.8	2,821.7
Equity securities	92.7	242.7
Mortgage-backed securities	133.6	938.9
Derivative contracts	1,950.0	1,977.4
Municipal securities	570.0	171.2
Commercial paper	435.4	2.4
Other securities	252.2	230.6

Total trading assets	$8,936.5	$10,518.4

Trading Assets

Trading assets include loans and investment securities that relate to capital markets trading activities by acting as broker/dealer on behalf of our customers, investment securities and derivatives that are periodically acquired for corporate balance sheet management purposes, and certain ABS that were purchased during the fourth quarter of 2007 from affiliates. All trading assets and liabilities are carried at fair value as required under U.S. GAAP, or due to our election under SFAS No. 159 to carry certain trading assets at fair value. Trading account profits/(losses) and commissions on the Consolidated Statements of Income are primarily comprised of gains and losses on trading assets and liabilities. For additional information regarding trading account profits/(losses) and commissions, refer to “Noninterest Income” within this MD&A. Additionally, see Note 13, “Fair Value Election and Measurement”, to the Consolidated Financial Statements for additional information regarding financial instruments carried at fair value.

We utilize trading assets such as fixed rate agency mortgage-backed securities and derivatives, primarily interest rate swaps, for balance sheet management purposes that are intended to provide an economic hedge to a portion of the changes in fair value of our publicly-traded debt that is measured at fair value pursuant to our election of the fair value option. As of September 30, 2008, the amount of trading securities outstanding for this purpose was approximately $172.5 million of fixed rate corporate bonds in financial services companies that serve as a hedge to changes in the fair value due to credit spread movements.

The securities acquired during the fourth quarter of 2007 included structured investment vehicles (“SIVs”) that are collateralized by various domestic and foreign assets, residential mortgage-backed securities, including Alt-A and subprime collateral, collateralized debt obligations, and commercial loans, as well as super-senior interests retained from Company-sponsored securitizations. During the first nine months of 2008, we recognized approximately $245.0 million in net market valuation losses related to these ABS. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by approximately $2.5 billion since the end of 2007, making the exposure at September 30, 2008 approximately $345.8 million. During the current quarter, we recorded $12.1 million of net market valuation losses, sold over $300 million in securities, and received over $100 million in payments related to securities acquired during the fourth quarter of 2007.

We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential mortgage backed securities; however, more than half of the remaining acquired portfolio consists of SIVs undergoing enforcement proceedings, and therefore any significant reduction in the portfolio for the remainder of the year will largely depend on the status of those proceedings. While further losses are possible, our experience during the third quarter reinforces our belief that we have appropriately written these assets down to fair value as of September 30, 2008. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets” included in this MD&A for more information.

In September 2008, we purchased, at amortized cost plus accrued interest, a Lehman Brothers Holdings, Inc. (“Lehman Brothers”) security from the RidgeWorth Prime Quality Money Market Fund (the “Fund”). The Fund received a cash payment for the accrued interest along with a $70 million note that we issued. RidgeWorth Capital Management, Inc. (“RidgeWorth”), one of our wholly-owned subsidiaries, is the investment adviser to the Fund. The Lehman Brothers security went into default when Lehman Brothers filed for bankruptcy in September 2008. We took this action in response to the unprecedented market events during the third quarter and to protect investors in the Fund from losses associated with this specific security. When purchased by the Fund, the Lehman Brothers security was rated A-1/P-1 and was a Tier 1 eligible security. Lehman Brothers is currently in liquidation and the ultimate timing and form of repayment on the security is not known at this time. During the third quarter, we recorded a pre-tax market valuation loss of $63.5 million as a result of the purchase. We evaluated this transaction under the applicable accounting guidance and concluded that we are not the primary beneficiary and therefore consolidation of the Fund was not appropriate.

In September 2008, the Federal Reserve Bank of Boston (the “Fed”) instituted the ABCP MMMF Liquidity Facility program (the “Program”) that allows eligible depository institutions, bank holding companies and affiliated broker/dealers to purchase certain asset-backed commercial paper (“ABCP”) from certain money market mutual funds (the "MMMF"). These purchases will be made by the participating institution at a price equal to the MMMF’s amortized cost. The Fed will then make a fixed rate non-recourse loan to the participating institution that will mature on the same date as the ABCP that was purchased with a specific draw. As of September 30, 2008, SunTrust Robinson Humphrey ("STRH") owned $125.1 million of eligible ABCP at a price of $125.1 million. At September 30, 2008, this ABCP had a weighted average maturity of 2 days and a risk weighting of 0% for regulatory capital purposes. Per the terms of the Program, STRH also had outstanding loans from the Fed in the amount of $125.1 million at a fixed interest rate of 2.25%. Subsequent to September 30, all of this ABCP matured, STRH collected 100% of the par amount of this ABCP from the issuer and repaid the loan to the Fed. At September 30, this ABCP was classified within trading assets and carried at fair value; the loans from the Fed were elected to be carried at fair value pursuant to the provisions of SFAS No. 159 and classified within short-term debt. Because of the non-recourse nature of the loan, we did not recognize through earnings any differences in fair value between the loans and the ABCP. Our participation in this program may increase in the fourth quarter of 2008. Commercial paper also increased by $126.5 million as a result of purchases of commercial paper of Three Pillars Funding, LLC, a multi-seller commercial paper conduit that we administer. The remaining increase in commercial paper for the nine months ended September 30, 2008 represents normal inventory fluctuation as a result of making markets in this product.

Securities Available for Sale	Table 3

	September 30, 2008		December 31, 2007
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and other U.S. government agencies and corporations	$682.4	$683.7	$383.2	$390.4
States and political subdivisions	1,011.5	1,006.3	1,052.6	1,067.3
Asset-backed securities	52.3	44.7	241.7	210.3
Mortgage-backed securities	9,829.7	9,798.9	10,085.8	10,141.2
Corporate bonds	275.8	245.9	232.2	231.3
Common stock of The Coca-Cola Company	0.1	1,586.4	0.1	2,674.4
Other securities[1]	1,161.8	1,167.2	1,543.9	1,549.2

Total securities available for sale	$13,013.6	$14,533.1	$13,539.5	$16,264.1

1Includes $863.2 million and $792.4 million as of September 30, 2008 and December 31, 2007, respectively, of Federal Home Loan Bank and Federal Reserve Bank stock stated at par value.

Securities Available for Sale

The securities available for sale portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. During 2008, the portfolio size decreased somewhat, largely as a result of steps taken with respect to our Coke holdings.

The average yield for the third quarter of 2008 declined to 5.86% compared to 6.21% in the third quarter of 2007 and 6.30% in the second quarter of 2008. The size of the securities portfolio, at fair value, was $14.5 billion as of September 30, 2008, a decrease of $1.7 billion, or 10.6%, from December 31, 2007, due primarily to the sale of Coke common stock. The carrying value of available for sale securities reflected $1.5 billion in net unrealized gains as of September 30, 2008, comprised of a $1.6 billion unrealized gain from our remaining 30.0 million shares of Coke and a less than $0.1 billion net unrealized loss on the remainder of the portfolio. The portfolio’s effective duration increased to 4.9% as of September 30, 2008 from 3.9% as of December 31, 2007. The increase during the year was caused by slowing prepayments on our mortgage-backed securities portfolio. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in interest rates, taking into consideration embedded options. An effective duration of 4.9% suggests an expected price change of 4.9% for a one percent instantaneous change in interest rates.

The credit quality of the securities portfolio remained strong with approximately 92.6% of the securities rated “AAA,” the highest possible rating by nationally recognized rating agencies. We review all of our securities with unrealized losses for other-than-temporary impairment at least quarterly. During the first six months of 2008, we recorded $71.5 million in other-than-temporary impairment charges within securities gains/(losses), primarily related to $296.2 million in residential mortgage-backed securities and residual interests in which the default rates and loss severities of the underlying collateral increased significantly during the first half of the year. During the third quarter of 2008, there were further declines in the market values of those other-than-temporarily impaired securities. In addition, certain investment grade securities within the portfolio that had not been other-than-temporarily impaired previously had significant declines in market values resulting in other-than-temporary impairments during the third quarter of 2008. As a result, we recorded an additional $10.3 million in market value impairment charges related primarily to approximately $35.0 million in residual interests and residential mortgage-backed securities collateralized by loans. These securities were valued using third party pricing data, including broker indicative bids. There were no similar charges recorded during the three or nine months ended September 30, 2007.

Difficult to Value Financial Assets and Liabilities

The broad credit crisis that was triggered by the 2007 subprime melt-down continued through the third quarter of 2008 and, as the broader economy continued to worsen, the credit and liquidity markets became dysfunctional. The end of the third quarter was marked by turmoil in the financial sector, with the failure or government induced acquisitions of several large banks and investment banks. Additional liquidity adjustments were made on many securities and wider spreads caused valuing our level 3 financial instruments to become even more difficult.

Fair value is the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes that we own. We are required to consider observable inputs, to the extent available in the fair value estimation process unless that data results from forced liquidations or distressed sales. When available, we will obtain third party broker quotes or observable market pricing data, as this level of evidence is the strongest support for the fair value of these instruments, absent current market activity in that specific security or a similar security. Despite our best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available and thus, increased the degree to which significant unobservable inputs have been utilized in our valuation procedures, largely with respect to certain types of loans, securities, and public debt. This decrease in observability of market data began in the third quarter of 2007 and persisted through the first three quarters of 2008.

The lack of liquidity in the market during the third quarter of 2008 created additional challenges when estimating the fair value of certain financial instruments. Generally, the securities most affected by the lack of liquidity are those securities classified as level 3 in the fair value hierarchy. The lack of liquidity in specific types of securities caused us to evaluate the performance of the underlying collateral and use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction, and that also acknowledged illiquidity premiums that would be demanded in the market. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in discounts on the value of the security ranging from 5% to 30%. The current illiquid market is requiring discounts of this degree to drive a market competitive yield, as well as account for the extended duration risk from the repayment of the instrument. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, or (iii) the bid/ask spread of non-binding broker indicative bids.

Pricing services and broker quotes were obtained in most cases to assist in estimating the fair value of level 2 or level 3 instruments. The number of quotes we obtained varied based on the number of brokers following a particular security, but generally two to four quotes were obtained. We gained an understanding of the information used by these third party pricing sources to describe these estimated values. The information obtained from third party pricing sources was evaluated and relied upon based on the degree of market transactions supporting the price indications and the firmness of the price indications. In most cases, the current market conditions caused the price indications to be non-binding and supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument’s fair value.

Despite the illiquidity in the market, the value of many securities was supported by recent trading activity. These securities were generally classified as level 2 instruments. However, there were also several instances in which the information provided by pricing services and brokers were indications of value based on price indications, market chatter, and proprietary cash flow modeling techniques. These values were evaluated in relation to other securities, other broker indications, as well as our independent knowledge of the security’s collateral. It is important to note that we believe that we evaluated all available information to estimate the value of level 3 assets. That information provides a range of estimated values which were evaluated and compared in order to establish an estimated value that, based on management’s judgment, represented a reasonable estimate of the instrument’s fair value. It was not uncommon for the range of value of these instruments to vary by 10% to 20%; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect. We evaluate the amount of realized gains or losses upon disposition of level 3 securities relative to our most recent mark to support the accuracy of the judgments made by management in estimating the value of illiquid securities.

Beginning in the first quarter of 2008, management established a level 3 valuation working group to evaluate the available information pertaining to certain securities and ultimately develop a consensus estimate of the instrument’s fair value. The process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, and internal cash flow and pricing matrix estimates. Participation on this working group includes the business or functional area that manages the instrument, market risk, and finance, including the independent price verification function. Pricing estimates are derived on most illiquid instruments weekly and at a minimum monthly, and the working group formally reviews the pricing information at least quarterly. These reviews also include assessing an instrument’s classification in the fair value hierarchy based on the significance of the unobservable assumptions used to estimate the fair value.

We used significant unobservable inputs (level 3) to fair value certain trading assets, securities available for sale, portfolio loans accounted for at fair value, interest rate lock commitments (“IRLCs”), loans held for sale, derivatives, and public debt. The table below discloses financial instruments that have been impacted by level 3 fair value determinations.

Table 4

	As of
(Dollars in millions) (unaudited)	September 30, 2008	December 31, 2007

Trading assets	$465.7	$2,950.1
Securities available for sale	1,501.7	869.7
Loans held for sale	641.6	481.3
Loans	302.3	220.8
IRLCs [1]	24.9	-

Total level 3 assets	$2,936.2	$4,521.9

Total assets	$174,776.8	$179,573.9

Total assets measured at fair value	$27,232.3	$33,397.8

Level 3 assets as a percent of total assets	1.7%	2.5%
Level 3 assets as a percent of total assets measured at fair value	10.8	13.5

Trading liabilities	$1.6	$-
Long-term debt	3,139.6	-
IRLCs [1]	3.4	19.6

Total level 3 liabilities[1]	$3,144.6	$19.6

Total liabilities	$156,820.7	$161,521.4

Total liabilities measured at fair value	$9,156.4	$9,897.9

Level 3 liabilities as a percent of total liabilities	2.0%	-%
Level 3 liabilities as a percent of total liabilities measured at fair value	34.3	0.2

1 Beginning in the first quarter of 2008, we classified IRLCs on residential mortgage loans held for sale on a gross basis within other liabilities and other assets.

Securities Available for Sale and Trading Assets

Our level 3 securities available for sale include instruments totaling $1.5 billion at September 30, 2008 including Federal Home Loan Bank and Federal Reserve Bank stock, as well as certain municipal bond securities, which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. The remaining level 3 securities, both trading assets and available for sale securities, are predominantly residual and other interests retained from Company-sponsored participations or securitizations of commercial loans and mortgaged-backed securities, investments in SIVs, and mortgage-backed and asset-backed securities collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable. We have also increased our exposure to bank trust preferred asset backed securities, student loan asset backed securities and municipal securities as a result of our commitment to purchase certain ARS as a result of failed auctions. While the majority of collateral in the level 3 securities continues to be residential mortgages, exposure is widely spread across prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007.

During the quarter ended September 30, 2008, 17 asset-backed and mortgage-backed securities that we own were downgraded due to a continued deterioration in the credit quality of the underlying collateral. Two of those securities continue to hold an investment grade rating. The fair value of the downgraded securities totaled approximately $20 million at September 30, 2008 and includes $8 million of exposure to first lien mortgages, $7 million of exposure to second lien mortgages and $5 million of CDO and special purpose vehicles (“SPV”) repackaged risk. We recognized additional unrealized losses of $5.5 million for the quarter ended September 30, 2008 on these downgraded securities. In addition to those securities downgraded, approximately $28 million of asset-backed securities collateralized by trust preferred securities were put on negative watch during the third quarter. If future performance in the underlying collateral of asset-backed securities further declines, we would anticipate additional downgrades and valuation reductions as a result.

Residual interests classified as trading securities are valued based on internal models which incorporate assumptions, such as prepayment speeds and estimated credit losses, which are not market observable. Generally, we attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuation or used to validate outputs from our own proprietary models. Although third party price indications have been available for the majority of the securities, limited trading activity makes it difficult to support the observability of these quotations. Therefore, we evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as trades we executed during the quarter, market information received from outside market participants and analysts, or changes in the underlying collateral performance. When third party pricing is not available to corroborate third party pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates and discount rates.

ABX indices were used as one of the primary inputs to value or validate approximately $32 million of mortgage-backed and asset-backed securities at September 30, 2008. The ABX indices have a high correlation to subprime, second lien and certain Alt-A exposures, particularly for the direct residential mortgage-backed securities exposure where vintage and collateral type are more easily determined. As such, the dollar prices and corresponding discount margins from the ABX indices are a relevant market data point to consider when estimating the fair value of certain asset-backed securities. The extent to which we utilized ABX indices when valuing certain of the level 3 asset-backed securities was minimal at September 30, 2008 as we continue to reduce the size of our exposure to these types of assets through sales and paydowns or as other market information becomes available to use in our fair value process. Pricing on these securities declined significantly due to the significant widening in the asset-backed securities’ indices during the first two quarters of 2008; however, the ABX index increased modestly during the third quarter.

We will also consider premiums or discounts relative to an index based on information we have obtained from our trades of similar assets and other information made available to us. Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. In many instances, pricing assumptions for level 3 securities may fall within an acceptable range of values. In those cases, we attempt to consider all information to determine the most appropriate price within that range. Improvements are made to our pricing methodologies on an ongoing basis, as observable and relevant information becomes available to us. Level 3 asset-backed securities are valued generally on a weekly basis, and for all sales of securities, we consider the appropriateness of the most recent value placed on the asset prior to sale. During the quarter ended September 30, 2008, we sold approximately $305.6 million of level 3 asset-backed securities and received approximately $50.7 million through the settlement proceeding of one SIV under enforcement, providing us with relevant and timely market data to utilize in determining an appropriate value for similar asset-backed securities remaining in the portfolio.

During the third quarter of 2008, we recognized through earnings $118.7 million in net trading and securities losses related to trading securities and securities available for sale classified as level 3, of which $63.5 million was related to the mark on the Lehman Bond. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions results in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities; we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macroeconomic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of factors, including but not limited to economic conditions, the restructuring of SIVs, and third party sales of securities, some of which could be large-scale.

We purchased, during the quarter ended September 30, 2008, $108.6 million of level 3 asset-backed securities (“ABS”) and corporate debt, including the $70 million Lehman bond, of which $93.9 million of ABS and corporate debt was classified as trading securities and $14.7 million of ABS was classified as securities available for sale. We also purchased stock in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank of approximately $123.1 million during the third quarter, which is classified as level 3 securities. In addition, $12.3 million of trading mortgage-backed securities, $476.6 million mortgage-backed securities available for sale, and $3.6 billion of the public debt at fair value were transferred into level 3 during the three months ended September 30, 2008 due to the absence of significant observable pricing data.

Loans and Loans Held for Sale

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, we were able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing alternative valuation methodologies to fair value the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include obtaining certain levels of broker pricing, when available, and extrapolating this data across the larger loan population. This extrapolation includes recording additional liquidity adjustments, when necessary, and valuation estimates of underlying collateral to accurately reflect the price we believe we would receive if the loans were sold. We recognized $15.5 million and $46.8 million in net losses through earnings during the three and nine months ended September 30, 2008 related to level 3 loans and loans held for sale, excluding IRLCs. During the three and nine months ended September 30, 2008, we transferred $236.8 million and $401.7 million, respectively, of mortgage loans held for sale into level 3 due to the determination that there was no longer a liquid market for valuing certain loan types.

On May 1, 2008, we acquired 100% of the outstanding common shares of GB&T. We elected to account for $171.6 million of the acquired loans, which were classified as nonaccrual, at fair value in accordance with SFAS No. 159. Upon acquisition, the loans had a fair value of $111.1 million. These loans are primarily commercial real estate loans which do not trade in an active secondary market and as such are considered level 3 instruments. As these loans are all classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for the majority of these loans. In order to fair value these loans, we utilized market data, when available, as well as internal assumptions, to derive fair value estimates of the underlying collateral. During the third quarter, we recorded through earnings a loss of $3.1 million on these loans. On September 30, 2008, primarily as a result of paydowns, payoffs, and transfers to OREO, the loans had a fair value of $55.7 million.

Derivatives

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs discussed below. In addition, the equity forward agreements the Company entered into related to its Coke stock are level 3 instruments within the fair value hierarchy of SFAS No. 157, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke, interest rates and the dividend rate on Coke. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. The derivatives carried initial terms of approximately six and a half and seven years, and as such, the observable and active options market on Coke does not provide for any identical or similar instruments. As a result, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At September 30, 2008, the Agreements were in a liability position to the Company of approximately $1.6 million.

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

Long Term Debt

We have elected to carry at fair value $3.6 billion (par) of our publicly-issued, fixed rate debt. The debt consists of a number of different issuances that carry coupon rates ranging from 5.00% to 7.75%, resulting in a weighted-average rate of 5.93%, and maturities from May 1, 2010 through April 1, 2020, resulting in a weighted-average life of 6.2 years. During the quarter and nine months ended September 30, 2008, we recognized net gains of $341.0 million and $478.5 million, respectively, in trading gains associated with the fair value changes in the debt and related derivatives and trading securities that provide an economic offset to the change in the value of the debt. Credit spreads widened throughout the third quarter of 2008, and particularly in the last two weeks of the quarter in connection with the continued deterioration of the broader financial markets and a number of failures in the financial services industry. Further fluctuations in our credit spreads are likely to occur in the future based on instrument specific and broader market conditions.

To mitigate the prospective impact of spread tightening, we completed the repurchase of a portion of our fair value debt of approximately $152.0 million during the third quarter of 2008 for a total repurchased fair value of $386.6 million year to date. We also hold approximately $172.5 million of fixed rate corporate bonds referencing financial services companies to provide some level of offset to the changes in our credit spreads. We entered into pay fixed/receive float interest rate swaps to offset the changes in fair value of those corporate bonds due to interest rate movement. To mitigate the impact of fair value changes on our debt due to interest rate movement, we generally enter into interest rate swaps; however, at times we may also purchase fixed rate agency mortgage-backed securities to achieve this offset in interest rates. There were no agency mortgage-backed securities held as of September 30, 2008 for this purpose. See the "Trading Assets" section included in the MD&A for more information. We value this debt by obtaining quotes from a third party pricing service and utilize broker quotes to corroborate the reasonableness of those market values. In addition, information from market data of recent observable trades as well as indications from buy side investors, if available, are taken into consideration as additional support for the mark. During the third quarter of 2008, there were few trades to reference, and therefore, given the continued lack of liquidity for these types of instruments, both in the secondary markets and for primary issuances, this debt was transferred from a level 2 to a level 3 classification in the fair value hierarchy.

Overall, the financial impact of the level 3 financial instruments did not have a significant impact on our liquidity or capital. We acquired certain asset-backed securities from affiliates during the fourth quarter of 2007 using our existing liquidity position, and since purchasing the securities, we have received approximately $2.3 billion in cash consideration from sales and maturities of these securities. For the quarter ended September 30, 2008, we recognized $134.1 million in net losses through earnings due to the change in the fair value of level 3 assets, excluding IRLCs. Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets, and therefore whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral declines, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis. For purposes of computing regulatory capital, mark-to-market adjustments related to our own creditworthiness for debt accounted for at fair value are excluded from regulatory capital.

CONSOLIDATED FINANCIAL RESULTS

Table 5

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid

	Three Months Ended
	September 30, 2008			September 30, 2007
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$31,486.5	$494.0	6.28%	$31,003.5	$498.5	6.43%
Real estate construction	10,501.9	130.0	4.92	13,686.6	260.0	7.54
Real estate home equity lines	15,424.4	193.0	4.98	14,133.1	279.5	7.85
Real estate commercial	14,138.6	193.4	5.44	12,759.3	225.3	7.01
Commercial - FTE[2]	38,064.4	508.5	5.32	34,247.9	562.6	6.52
Credit card	859.7	9.4	4.36	516.3	4.2	3.29
Consumer - direct	4,705.0	62.9	5.32	4,368.0	80.0	7.26
Consumer - indirect	7,152.3	114.0	6.34	7,966.4	124.6	6.21
Nonaccrual and restructured	3,309.2	7.4	0.88	877.5	3.8	1.72

Total loans[1]	125,642.0	1,712.6	5.42	119,558.6	2,038.5	6.76
Securities available for sale:
Taxable	11,944.2	174.4	5.84	11,546.2	179.7	6.23
Tax-exempt - FTE[2]	1,017.2	15.5	6.07	1,040.9	15.8	6.05

Total securities available for sale - FTE[2]	12,961.4	189.9	5.86	12,587.1	195.5	6.21
Funds sold and securities purchased under agreements to resell	1,649.7	7.5	1.79	872.5	11.1	4.99
Loans held for sale	4,459.3	65.0	5.82	9,748.0	155.6	6.39
Interest-bearing deposits	28.0	0.2	2.81	24.9	0.3	4.28
Interest earning trading assets	7,579.4	71.6	3.76	9,536.5	141.2	5.88

Total earning assets	152,319.8	2,046.8	5.35	152,327.6	2,542.2	6.62
Allowance for loan and lease losses	(2,035.8)			(1,059.1)
Cash and due from banks	2,918.1			3,417.2
Other assets	17,120.7			16,719.9
Noninterest earning trading assets	2,039.3			1,155.9
Unrealized gains on securities available for sale	1,526.4			2,091.9

Total assets	$173,888.5			$174,653.4

Liabilities and Shareholders' Equity
Interest-bearing deposits:
NOW accounts	$20,501.5	$55.9	1.08%	$19,543.4	$117.9	2.39%
Money market accounts	26,897.1	122.5	1.81	22,560.3	160.0	2.81
Savings	3,770.9	3.8	0.40	4,456.5	13.3	1.19
Consumer time	16,282.1	144.2	3.52	16,839.9	193.4	4.56
Other time	11,868.3	106.8	3.58	11,862.4	146.3	4.89

Total interest-bearing consumer and commercial deposits	79,319.9	433.2	2.17	75,262.5	630.9	3.33
Brokered deposits	10,693.5	90.8	3.32	15,806.3	214.6	5.31
Foreign deposits	5,106.3	21.9	1.68	5,333.6	68.8	5.05

Total interest-bearing deposits	95,119.7	545.9	2.28	96,402.4	914.3	3.76
Funds purchased	2,658.5	12.3	1.80	2,291.3	28.9	4.94
Securities sold under agreements to repurchase	4,971.7	19.1	1.50	5,732.2	64.7	4.42
Interest-bearing trading liabilities	994.5	8.8	3.53	354.1	3.4	3.85
Other short-term borrowings	2,521.0	11.2	1.77	2,730.1	33.6	4.89
Long-term debt	22,419.4	273.8	4.86	21,143.5	278.1	5.22

Total interest-bearing liabilities	128,684.8	871.1	2.69	128,653.6	1,323.0	4.08
Noninterest-bearing deposits	20,879.9			21,445.1
Other liabilities	4,961.1			5,633.7
Noninterest-bearing trading liabilities	1,380.8			1,370.8
Shareholders' equity	17,981.9			17,550.2

Total liabilities and shareholders' equity	$173,888.5			$174,653.4

Interest Rate Spread			2.66%			2.54%

Net Interest Income - FTE [3]		$1,175.7			$1,219.2

Net Interest Margin[4]			3.07%			3.18%

1Interest income includes loan fees of $33.5 million and $29.9 million in the quarters ended September 30, 2008 and September 30, 2007, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $29.5 million and $27.0 million in the quarters ended September 30, 2008 and September 30, 2007, respectively.

3Derivative instruments used to help balance our interest sensitivity position increased net interest income by $53.8 million and decreased net interest income by $7.4 million in the quarters ended September 30, 2008 and September 30, 2007, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid, continued	Table 5

	Nine Months Ended
	September 30, 2008			September 30, 2007
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$32,011.4	$1,522.3	6.34%	$31,937.7	$1,519.0	6.34%
Real estate construction	11,471.1	469.2	5.46	13,610.0	772.1	7.59
Real estate home equity lines	15,004.0	623.0	5.55	13,908.4	820.1	7.88
Real estate commercial	13,711.0	587.5	5.72	12,773.7	666.3	6.97
Commercial - FTE[2]	37,349.0	1,549.1	5.54	33,963.6	1,637.8	6.45
Credit card	816.9	17.7	2.88	430.4	15.6	4.83
Consumer - direct	4,384.8	188.9	5.75	4,312.5	234.2	7.26
Consumer - indirect	7,410.7	350.2	6.31	8,064.7	369.7	6.13
Nonaccrual and restructured	2,543.5	20.3	1.07	737.9	13.1	2.37

Total loans[1]	124,702.4	5,328.2	5.71	119,738.9	6,047.9	6.75
Securities available for sale:
Taxable	11,933.6	547.2	6.11	9,755.0	456.1	6.23
Tax-exempt - FTE[2]	1,048.6	47.9	6.09	1,040.3	46.2	5.92

Total securities available for sale - FTE[2]	12,982.2	595.1	6.11	10,795.3	502.3	6.20
Funds sold and securities purchased under agreements to resell	1,436.7	23.2	2.12	971.8	37.3	5.05
Loans held for sale	5,487.4	236.4	5.74	11,463.8	529.8	6.16
Interest-bearing deposits	23.8	0.7	3.63	25.9	1.0	5.25
Interest earning trading assets	7,968.6	244.1	4.09	13,443.2	544.4	5.41

Total earning assets	152,601.1	6,427.7	5.63	156,438.9	7,662.7	6.55
Allowance for loan and lease losses	(1,753.6)			(1,049.1)
Cash and due from banks	3,051.1			3,454.6
Other assets	17,127.7			16,541.5
Noninterest earning trading assets	2,329.3			1,043.2
Unrealized gains on securities available for sale	2,090.1			2,264.5

Total assets	$175,445.7			$178,693.6

Liabilities and Shareholders' Equity
Interest-bearing deposits:
NOW accounts	$21,411.7	$220.3	1.37%	$19,808.7	$352.8	2.38%
Money market accounts	26,093.5	394.0	2.02	22,142.6	444.9	2.69
Savings	3,875.3	13.4	0.46	4,753.9	44.4	1.25
Consumer time	16,678.4	497.2	3.98	16,864.0	567.0	4.49
Other time	12,022.7	366.6	4.07	11,979.3	434.8	4.85

Total interest-bearing consumer and commercial deposits	80,081.6	1,491.5	2.49	75,548.5	1,843.9	3.26
Brokered deposits	11,013.9	307.2	3.66	17,211.1	692.9	5.31
Foreign deposits	4,432.9	74.8	2.22	6,714.3	264.6	5.20

Total interest-bearing deposits	95,528.4	1,873.5	2.62	99,473.9	2,801.4	3.77
Funds purchased	2,778.4	47.6	2.25	3,641.9	142.4	5.15
Securities sold under agreements to repurchase	5,414.9	76.0	1.84	6,276.0	218.6	4.59
Interest-bearing trading liabilities	852.8	21.5	3.36	405.3	12.1	3.99
Other short-term borrowings	2,685.8	47.1	2.34	2,253.9	83.7	4.96
Long-term debt	22,508.5	833.5	4.95	19,980.0	777.0	5.20

Total interest-bearing liabilities	129,768.8	2,899.2	2.98	132,031.0	4,035.2	4.09
Noninterest-bearing deposits	20,947.1			21,922.9
Other liabilities	5,156.2			5,773.1
Noninterest-bearing trading liabilities	1,528.2			1,234.3
Shareholders' equity	18,045.4			17,732.3

Total liabilities and shareholders' equity	$175,445.7			$178,693.6

Interest Rate Spread			2.65%			2.46%

Net Interest Income - FTE [3]		$3,528.5			$3,627.5

Net Interest Margin [4]			3.09%			3.10%

1Interest income includes loan fees of $99.7 million and $86.5 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $85.7 million and $75.5 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.

3The Company obtained derivative instruments to manage the Company’s interest sensitivity position that increased net interest income $134.4 million and decreased net interest income $32.2 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Fully-taxable net interest income was $1,175.7 million for the third quarter of 2008, a decrease of $43.5 million, or 3.6%, from the third quarter of 2007, which led to an 11 basis point decrease in the net interest margin from 3.18% in the third quarter of 2007 to 3.07% in the third quarter of 2008. Average earning assets of $152.3 billion were essentially unchanged from the prior year quarter. The decrease in net interest income was primarily the result of the decline in market interest rates, the increase in nonperforming assets, a reduction in Coke and Federal Home Loan Bank (“FHLB”) dividend income, and LIBOR rate volatility during September in particular.

On a sequential quarter basis, net interest margin decreased 6 basis points from 3.13% during the quarter ended June 30, 2008 due to the detrimental impact of higher nonperforming loans, declining interest rates, and a shift in loan and deposit mix. Yields on earning assets declined 17 basis points from 5.52% in the second quarter of 2008 while the cost of interest-bearing liabilities decreased 14 basis points from 2.83%.

During the third quarter of 2008, loans averaged $125.6 billion, an increase of $6.1 billion, or 5.1%, from the same period in 2007. The growth was primarily the result of increases of $5.2 billion, or 11.1%, in the commercial and commercial real estate loan portfolios, and $1.3 billion, or 9.1%, in real estate home equity lines. These increases were partially offset by the decline in real estate construction loans of $3.2 billion, or 23.3%, due to our effort to reduce our exposure to construction loans and the transfer to nonaccrual loans. Indirect auto loans declined $0.8 billion, or 10.2%, driven by our de-emphasis of this business. Average loans held for sale were $4.5 billion in the third quarter of 2008, a decrease of $5.3 billion, or 54.3%, from the third quarter of 2007 as mortgage loan originations declined 35.5%, production shifted to predominantly agency products, and efficiency improved in loan delivery. On a sequential quarter basis, total average loans increased slightly with the product trends remaining consistent. Average securities available for sale were $13.0 billion in the third quarter of 2008, an increase of $0.4 billion, or 3.0%, from the third quarter of 2007. Average interest earning trading assets declined $2.0 billion, or 20.5%. Despite this decline, we have continued to actively use trading assets as part of our overall asset/liability management.

Average consumer and commercial deposits increased $3.5 billion, or 3.6%, in the third quarter of 2008, compared with the third quarter of 2007. Increases of $4.3 billion, or 19.2%, in money market accounts and $1.0 billion, or 4.9%, in NOW account balances were partially offset by declines of $0.6 billion, or 2.6%, in demand deposits and $0.7 billion, or 15.4%, in savings accounts. The changes in deposit mix represent a migration among customers from lower yielding accounts to higher yielding accounts as market interest rates have declined. On a sequential quarter basis, average deposits declined $0.8 billion, or 0.7%, primarily due to lower levels of NOW account and time deposit account balances resulting from increased deposit competition and a general strain on consumer and commercial liquidity during the quarter. Largely offsetting the decline in these products was an increase in money market accounts. The growth in these account balances was influenced by sales strategies in which money market products were used as a lead product to help retain a greater portion of maturing time deposits and other client balances. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Average total brokered and foreign deposits declined $5.3 billion, or 25.3%, from the third quarter of 2007, as we reduced the size of our earning assets, thereby enabling the reduction of these higher cost funding sources and substantially improving our liquidity position. Overall, competition for deposits remains strong as our competitors attempt to satisfy funding needs in light of the liquidity issues prevailing in the market. As a result, we are facing significant pressures in the area of deposit pricing across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to reduce our rates more aggressively compared with peer banks without having a material impact on average deposit balances.

The third quarter of 2008 interest rate environment was characterized by lower rates and a steeper yield curve versus the third quarter of 2007. More specifically, the Fed Funds and Prime rates averaged 2.00% and 5.00%, respectively, each decreasing 318 basis points from the third quarter 2007. One-month LIBOR averaged 2.62%, a decrease of 281 basis points; five-year swaps averaged 4.08%, a decrease of 109 basis points; ten-year swaps averaged 4.55%, a decrease of 87 basis points. A steepening of the yield curve positively impacts our net interest margin as rates on deposits, our most significant funding source, tend to track movements in one-month LIBOR, while our fixed rate loan yields tend to track movements in the three-year and five-year swap rate. Certain floating rate loans, liabilities, and derivative contracts contractually reset to the Prime rate and LIBOR as those indices change. To the extent that these rates reset at a different rates relative to each other, net interest income is affected. However, even with the steepening yield curve, our net interest margin declined during the quarter ended September 30, 2008. This was a result of a shift in loan and deposit product mix and terms which are tied to the LIBOR rate, a higher level of nonperforming assets, a larger than anticipated reversal of accrued interest on nonperforming loans and a reduction in FHLB dividends received. We expect net interest margin to be relatively flat in the fourth quarter of 2008; however, the ultimate outcome is highly dependent on the LIBOR to Fed Funds spread and deposit and loan volume, mix and pricing.

For the first nine months of 2008, net interest income was $3,528.5 million, a decrease of $99.0 million, or 2.7%, from the first nine months of 2007. Average earning assets decreased $3.8 billion, or 2.5%, during the first nine months of 2008 compared to 2007. The

$5.5 billion, or 40.7%, decrease in interest earning trading assets and $6.0 billion, or 52.1%, decrease in loans held for sale were offset by a $5.0 billion, or 4.1%, increase in loans and $2.2 billion, or 20.3%, increase in investment securities. The earning asset yield declined 92 basis points from 6.55% for the nine months ended September 30, 2007 to 5.63% for the nine months ended September 30, 2008, primarily as the result of the loss of income on nonperforming loans coupled with the decline in market interest rates, while the cost of interest-bearing liabilities over the same period decreased 111 basis points. This relationship resulted in the net interest margin decreasing one basis point from the nine months ended 2007 to the same period in 2008.

Average consumer and commercial deposits increased $3.6 billion, or 3.6%, from the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008. Increases of $4.0 billion, or 17.8%, in money market accounts and $1.6 billion, or 8.1%, in NOW account balances were partially offset by declines of $1.0 billion, or 4.5%, in demand deposits and $0.9 billion, or 18.5%, in savings accounts.

Interest income that we were unable to recognize on nonperforming loans had a negative impact of 15 basis points on net interest margin for the third quarter of 2008 and a negative impact of 12 basis points in the first nine months of 2008, as average nonaccrual loans increased $0.7 billion, or 27.0%, from second quarter 2008 and $1.8 billion, or 240.2%, from the nine months ended September 30, 2007. Nonperforming loans had a negative impact of four basis points to net interest margin for both the three and nine months ended September, 30, 2007. Table 5 contains more detailed information concerning average loans, yields and rates paid.

Noninterest Income	Table 6

	Three Months Ended September 30		% Change[1]	Nine Months Ended September 30		% Change[1]
(Dollars in millions) (Unaudited)	2008	2007		2008	2007
Service charges on deposit accounts	$240.2	$213.9	12.3%	$682.4	$599.8	13.8%
Trust and investment management income	147.5	175.2	(15.8)	465.9	514.2	(9.4)
Other charges and fees	128.8	120.7	6.7	385.6	357.2	7.9
Trading account profits/(losses) and commissions	121.1	(31.2)	488.4	100.0	75.5	32.6
Gain on sale of businesses	81.8	-	NM	200.9	32.3	521.1
Card fees	78.1	70.5	10.9	230.5	203.2	13.4
Retail investment services	72.8	71.1	2.4	218.8	206.4	6.0
Mortgage servicing related income	62.7	57.1	9.6	124.3	138.1	(10.0)
Mortgage production related income	50.0	13.0	286.3	199.1	68.6	190.1
Investment banking income	62.2	47.7	30.4	178.6	159.8	11.7
Other income	67.0	80.1	(16.4)	184.1	260.2	(29.2)
Gain on Visa IPO	-	-	-	86.3	-	NM
Net gain on sale/leaseback of premises	-	-	-	37.0	-	NM
Net securities gains	173.0	1.0	NM	662.2	237.4	178.9

Total noninterest income	$1,285.2	$819.1	56.9%	$3,755.7	$2,852.7	31.7%

1NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Income

Noninterest income increased $466.1 million, or 56.9%, during the third quarter of 2008, compared to the third quarter of 2007 and increased $903.0 million, or 31.7%, for the first nine months of 2008 compared to the first nine months of 2007. Positively impacting noninterest income in the third quarter of 2008 was a gain on the sale of TransPlatinum, our fuel card and fleet management subsidiary, a gain on the non-taxable contribution of a portion of our investment in Coke common stock, and mark-to-market gains on our public debt and related hedges. These gains were partially offset by mark-to-market losses on illiquid trading securities and loan warehouses, as well as losses related to the decision to purchase certain ARS from our customers.

Transaction fee-related income, which includes service charges on deposit accounts, card fees, and other charges and fees, increased $42.0 million, or 10.4%, during the third quarter of 2008, and increased $138.3 million, or 11.9%, for the nine months ended September 30, 2008 compared to the same periods in 2007, driven by an increase in both consumer and business accounts, primarily due to growth in the number of accounts, higher non sufficient fund rates and an increase in the occurrence of non sufficient fund fees.

Trust and investment management income decreased $27.7 million, or 15.8%, compared to the third quarter of 2007, and $48.3 million, or 9.4%, for the nine months ended September 30, 2008, compared to the same period in 2007. These decreases were primarily due to a decline in income associated with the sales of Lighthouse Investment Partners on January 2, 2008 and First Mercantile Trust on May 30, 2008 in addition to lower fee income attributable to the decline in the equity markets.

Trading account profits/(losses) and commissions increased $152.3 million compared to the third quarter of 2007, and increased $24.5 million, or 32.6%, for the first nine months of 2008. The increase during the third quarter of 2008 was principally due to $341.0 million in net market valuation gains primarily related to our publicly-traded debt and related hedges carried at fair value compared to a mark-to-market valuation gain of $63.0 million in the third quarter of 2007. These gains were related to the widening of credit spreads across the entire financial institutions sector as a result of the global credit crisis. When stability in the debt market returns, spreads are expected to tighten, and if this occurs these valuation gains will reverse. The increase was also due to increased income generated from our broker/dealer trading activities and less mark-to-market losses on illiquid trading securities. Partially offsetting these gains were $172.8 million in losses related to the decision to purchase certain ARS and a $63.5 million loss on the security we purchased from our affiliated money market fund. See additional discussion of this security that was purchased in the “Trading Assets” section of this MD&A.

We recorded an expense equal to our expected loss, including fines, as a result of our decision to purchase ARS from certain clients in an expected settlement of various regulatory investigations. This loss was recognized because we determined that we had a probable loss pursuant to the provisions of SFAS No. 5 that could be reasonably estimated at September 30, 2008 as the difference between the par amount and the estimated fair value of ARS that we believe we will likely purchase from investors. The par value of the securities we will offer to purchase is approximately $725 million. Approximately $625 million of these securities are either government sponsored or where the issuer has indicated support of the underlying assets. The remaining $100 million of securities pertains to a senior tranche within a securitization of trust preferred securities. Our cash flow projections under even a stressed scenario indicate full collection of principal and interest on these securities. Consequently, we believe the bulk of this write-down relates to liquidity and duration risks not the ultimate collectability of cash flows. We purchased $38.1 million of these securities during the third quarter of 2008 that had a fair value of $21.8 million as of September 30, 2008. The majority of the remaining securities are expected to be purchased in the fourth quarter.

The fair value of the illiquid securities acquired in the fourth quarter of 2007 declined to approximately $345.8 million as of September 30, 2008, down from approximately $770 million as of June 30, 2008, primarily due to sales. This reduction was partially offset by the purchase in the third quarter of 2008 of a $70 million (par value) bond from an affiliated money market mutual fund. As of September 30, 2008, the fair value of this bond was $7.0 million.

During the first nine months of 2008, we recognized approximately $245.0 million in net trading losses related to certain asset-backed securities that were acquired from subsidiaries. These valuation losses were primarily the result of the continuing declines in home values and increasing consumer real estate delinquency levels, which affected liquidity and technical pricing in the broader market during the quarter. For additional information on these securities acquired, refer to “Trading Assets” within this MD&A. In addition to these trading losses, we also recognized $172.8 million in losses related to the decision to purchase certain ARS and a $63.5 million loss on the security we purchased from our affiliated money market fund as mentioned above. These losses were primarily offset by market valuation gains of $478.5 million on changes in fair value of our public debt and related hedges carried at fair value. These gains were driven by the widening of credit spreads across the entire financial institutions sector as a result of the global credit crisis. When stability in the debt market returns, spreads are expected to tighten, and if this occurs, these valuation gains will reverse. Results for the first nine months of 2007 include $81.0 million in gains related to the adoption of fair value for certain trading assets and liabilities and related hedges.

Gain on the sale of businesses consists of an $81.8 million gain on the sale of TransPlatinum, our fuel card and fleet management subsidiary in the third quarter of 2008, an $89.4 million gain on the sale of our remaining interest in Lighthouse Investment Partners during the first quarter of 2008, and a $29.6 million gain on the sale of First Mercantile, a retirement plan services subsidiary, during the second quarter of 2008. A gain of $32.3 million was recognized in the first nine months of 2007 upon the merger of Lighthouse Partners.

Combined mortgage-related income increased $42.6 million, or 60.8%, compared to the third quarter of 2007. Mortgage production-related income during the third quarter of 2008 increased $37.0 million, or 286.3%, compared to the same period in 2007. Lower loan production and related fees in 2008 were offset by a reduction in valuation losses recorded in the third quarter of 2007 on the Alt-A loans held in the warehouse. While loan production is down, the percentage of agency eligible production increased to approximately 98% compared to approximately 91% a year ago. Mortgage servicing-related income increased $5.6 million, or 9.6%, compared to the third quarter of 2007, primarily due to higher servicing fee income driven by growth in the servicing portfolio from $149.9 billion as of September 30, 2007 to $159.3 billion as of September 30, 2008. On a sequential quarter basis, servicing income increased primarily due to a $19.0 million gain on sale of excess servicing rights.

Compared to the first nine months of 2007, combined mortgage-related income increased $116.7 million, or 56.5%. This increase was attributable to a $130.5 million, or 190.1%, increase in mortgage production related income due to lower valuation losses resulting from spread widening and the earlier recognition of servicing value and origination fees resulting from our election to record certain mortgage loans at fair value beginning in May 2007, partially offset by a decline in loan production. The prior period also included the impact of the mortgage spread widening related to Alt-A loans held in the mortgage loan warehouse, which have been eliminated, and $42.2 million of income reductions recorded in conjunction with our election to record certain loans held for sale at fair value. The year to date increase in mortgage production income was partially offset by a $13.8 million, or 10.0%, decrease in mortgage-servicing income principally due to higher amortization of mortgage servicing rights, and lower gains on the sale of mortgage servicing assets when compared to 2007.

Investment banking income increased $14.5 million, or 30.4%, compared to the third quarter of 2007 due to increased loan syndication, securitization fees, and capital markets activity, offset by a decrease in listed commissions. For the first nine months of 2008, investment banking income increased $18.8 million, or 11.7%, compared to the same period in 2007 due to an increase in equity underwriting fees as well as the factors affecting the quarterly increase above. These increases were offset in part by a decrease in investment banking fees.

During the first quarter of 2008, Visa completed its IPO and upon the closing, approximately 2 million of our Class B shares were mandatorily redeemed for $86.3 million, which was recorded as a gain in noninterest income.

Net securities gains of $173.0 for the third quarter of 2008 included a $183.4 million gain on the non-taxable contribution of a portion of our investment in Coke common stock, which was partially offset by the recognition through earnings of a $10.3 million charge related to certain asset-backed securities that were determined to be other-than-temporarily impaired.

Net securities gains of $662.2 million for the nine months ended September 30, 2008 included a $732.2 million gain on the sale and contribution of a portion of our investment in Coke common stock. These gains were partially offset by the recognition through earnings of $81.8 million in charges related to certain asset-backed securities that were determined to be other-than-temporarily impaired. The net securities gains of $237.4 million for the nine months ended September 30, 2007 included a $234.8 million gain on the sale of 4.5 million shares of Coke common stock. For additional information on transactions related to our holdings in Coke common stock, refer to “Investment in Common Shares of The Coca-Cola Company” within this MD&A.

Other income decreased $13.1 million, or 16.4%, from the third quarter of 2007, and $76.0 million, or 29.2%, for the nine months ended September 30, 2008, compared to the same period in 2007. The decline was primarily due to gains on private equity transactions in 2007.

Noninterest Expense						Table 7
	Three Months Ended September 30		% Change[1]	Nine Months Ended September 30		% Change[1]
(Dollars in millions) (Unaudited)	2008	2007		2008	2007
Employee compensation	$596.0	$580.7	2.6	$1,788.4	$1,741.9	2.7%
Employee benefits	100.2	97.0	3.2	334.9	345.4	(3.1)

Total personnel expense	696.2	677.7	2.7	2,123.3	2,087.3	1.7
Marketing and customer development	217.7	46.9	364.2	320.6	135.9	135.9
Operating losses	135.2	52.0	159.8	210.1	91.2	130.3
Outside processing and software	132.4	105.1	25.9	348.7	305.5	14.1
Net occupancy expense	88.7	87.6	1.3	260.7	258.5	0.8
Equipment expense	51.9	51.5	0.8	155.3	154.8	0.4
Credit and collection services	50.6	30.9	63.6	112.1	82.5	36.0
Other real estate expense	32.3	5.0	546.1	69.4	7.4	840.3
Postage and delivery	23.4	23.6	(0.8)	68.4	70.0	(2.2)
Visa litigation	20.0	-	NM	(19.1)	-	NM
Regulatory assessments	19.1	5.5	247.1	34.4	16.5	108.1
Amortization/impairment of intangible assets	18.6	24.8	(25.3)	104.0	73.3	41.9
Other staff expense	18.5	64.0	(71.0)	55.7	111.2	(49.9)
Communications	17.1	20.1	(14.8)	52.9	60.2	(12.2)
Consulting and legal	14.0	23.1	(39.7)	40.9	65.9	(37.9)
Operating supplies	11.4	11.9	(4.4)	33.6	37.3	(9.7)
Net loss on extinguishment of debt	-	9.8	100.0	11.7	9.8	19.6
Other expense	121.0	51.7	135.1	319.1	211.1	51.1

Total noninterest expense	$1,668.1	$1,291.2	29.2	$4,301.8	$3,778.4	13.9%

1NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased $376.9 million, or 29.2%, compared to the third quarter of 2007. The primary factors contributing to this growth included a $183.4 million tax-free contribution of Coke common stock that we made to our charitable foundation in the third quarter of 2008 and an increase in credit-related expenses, which increased $178.2 million compared to the third quarter of 2007.

Personnel expenses in the third quarter of 2008 increased 2.7% from the same period in 2007. The increase in personnel expense is due primarily to the annual issuance of restricted stock, and in the third quarter of 2007, a year-to-date downward adjustment to incentive accruals in 2007. Offsetting the total increase in personnel expenses was a decline in salaries expense of $8.6 million from the third quarter of 2007, reflecting a reduction of approximately 3,500 full time equivalent employees since September 30, 2007 to 29,447 as of September 30, 2008.

Marketing and customer development expense increased $170.8 million, or 364.2%, in the third quarter of 2008, compared to the same period in 2007, and $184.7 million, or 135.9%, in the first nine months of 2008, compared to the same period in 2007. The increase was due to our tax-free contribution of $183.4 million, in the form of 3.6 million shares of Coke common stock to our charitable foundation in the third quarter of 2008.

Credit-related costs include operating losses, credit and collection services, other real estate expense, and mortgage insurance expense, which is classified in other noninterest expense. For the three and nine month periods ended September 30, 2008, credit-related expenses increased $178.2 million, or 201.4%, and $290.7 million, or 160.7%, respectively. Operating losses increased $83.2 million, or 159.8%, compared to the third quarter of 2007, and increased $118.9 million, or 130.3%, compared to the first nine months of 2007. These increases include a $40.0 million reserve recorded during the third quarter and were due primarily to mortgage application fraud losses incurred in 2008 from customer misrepresentations of income and/or assets, which has also impacted our ability to collect on insurance. Other real estate expense increased $27.3 million, from $5.0 million for the third quarter of 2007 to $32.3 million for the third quarter of 2008. For the first nine months of 2008, other real estate expense increased $62.0 million to $69.4 million, compared to $7.4 million for the same period in 2007. This increase was due to a $203.3 million, or 110.6%, increase in OREO holdings, coupled with additional valuation losses in 2008 on residential loan-related properties as a result of increased foreclosures and deteriorating home values. Credit and collection services expense increased $19.7 million, or 63.6%, in the third quarter of 2008 compared to the same period in 2007, and increased $29.6 million, or 36.0%, in the first nine months of 2008 when compared to the same period in 2007, due to increased collection and loss mitigation activity offset by decreased loan closing expenses.

Other staff expense decreased $45.5 million, or 71.0%, in the third quarter of 2008 compared to the same period in 2007, and decreased $55.5 million, or 49.9%, in the first nine months of 2008 compared to the same period in 2007, primarily related to our E2 Efficiency and Productivity Program and the savings produced in 2008 versus a $45.0 million accrual related to severance costs recorded in the third quarter of 2007 related to the program. During the third quarter, we experienced gross savings of approximately $149 million related to our efficiency and productivity initiatives, and in doing so expect to achieve approximately $540 million in gross savings for the year ended December 31, 2008. Further, with the progress obtained in 2008 thus far, we believe we are still on target to attain $600 million of cumulative gross savings by the end of 2009. Through the third quarter of 2008, the E2 program has generated gross savings of approximately $397 million.

Outside processing and software expense increased $27.3 million, or 25.9%, in the third quarter of 2008 compared to the same period in 2007, and increased $43.2 million, or 14.1%, in the first nine months of 2008 compared to the same period in 2007. These increases were due to higher processing costs associated with higher transaction volumes in addition to higher software amortization costs. On a sequential quarter basis, the increase in outside processing was substantially offset by the decrease in employee compensation and benefits due to the outsourcing of certain back-office operations in the third quarter of 2008.

Regulatory assessments expense grew from $5.5 million in the third quarter of 2007 to $19.1 million in the third quarter of 2008, and more than doubled from $16.5 million in the first nine months of 2007 to $34.4 million in the same period of 2007, as FDIC insurance premiums increased due to the exhaustion of previously established premium credits. In an attempt by the FDIC to further strengthen its reserves, in 2009 the premiums that we expect that we may be charged may increase as much as 140% from the premium levels charged in the third quarter of 2008.

Other noninterest expense increased $69.3 million, or 135.1%, in the third quarter of 2008 compared to the same period in 2007, and increased $108.0 million, or 51.1%, in the first nine months of 2008 compared to the same period in the prior year. The third quarter increase was due primarily to an increase in the mortgage insurance reserve of approximately $47.9 million in the third quarter of 2008 and $80.4 million for the first nine months of 2008, which pertains to our mortgage insurance guaranty subsidiary, Twin Rivers. Twin Rivers’ loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. Additionally, we incurred $7.2 million of merger related expenses in the third quarter of 2008 due to the acquisition of GB&T and recorded a $20 million guarantee liability related to the Visa litigation. We issue and acquire credit cards through the Visa card association and as such are a co-defendant in litigation with Visa, Mastercard, and other banks as it arises. In October 2008, Visa reached a settlement to pending litigation and as a result of this settlement we recorded this guarantee liability as an estimate of our portion of the settlement. In the third quarter of 2007, other noninterest expense included a $9.8 million debt extinguishment charge, partially offset by a $33.6 million reduction of the accrued liability related to a capital instrument.

Noninterest expense for the nine months ended September 30, 2008 increased $523.4 million, or 13.9%, compared to the same period in 2007. The primary factors contributing to this growth were discussed above. In addition, in the first nine months of 2008, we recorded an impairment charge of $45.0 million related to a customer relationship intangible asset. The impairment charge pertains to client relationships that were valued in 2004 in connection with an acquisition. While the overall business has performed satisfactorily, the attrition level of the legacy clients has recently increased, resulting in the impairment of this intangible asset. For the first nine months of 2008, GB&T merger related expenses totaled $11.2 million.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. The provision for income taxes was a benefit of $52.8 million for the third quarter of 2008, compared to a tax expense of $152.9 million for the same period of the prior year. This represents a negative 20.3% effective tax rate for the third quarter of 2008 compared to a positive 26.7% for the third quarter of 2007. The provision for income taxes was $241.7 million for the first nine months of 2008, compared to $695.2 million for the same period of the prior year, representing effective tax rates of 17.4% and 30.0%, respectively. The decrease in the effective tax rate was primarily attributable to the lower level of earnings that were generated during the three and nine months ended September 30, 2008. Additionally, in July 2008, we contributed 3.6 million shares of Coke common stock to our SunTrust Foundation, resulting in a $68.5 million tax benefit. This contribution was treated as a discrete item for income tax provision purposes, and contributed to the significant decrease in the effective tax rate for the third quarter. For additional information on this and the other transactions related to our holdings in Coke, refer to “Investment in Common Shares of The Coca-Cola Company” within this MD&A.

As of September 30, 2008, our gross cumulative unrecognized tax benefits amounted to $336.6 million, of which $240.1 million (net of federal benefit) would affect our effective tax rate, if recognized, and $43.0 million would impact goodwill, if recognized. As of December 31, 2007, our gross cumulative unrecognized tax benefits amounted to $325.4 million. Additionally, we recognized a gross liability of $75.4 million and $80.0 million for interest related to our unrecognized tax benefits as of September 30, 2008 and December 31, 2007, respectively. Interest expense related to unrecognized tax benefits was $2.4 million and $26.9 million, respectively, for the three and nine month periods ended September 30, 2008, compared to $6.2 million and $23.2 million, respectively, for the same periods in 2007. We continually evaluate the unrecognized tax benefits associated with our uncertain tax positions. As of September 30, 2008, we do not anticipate a significant increase or decrease in the unrecognized tax benefits over the next 12 months. We did not materially engage in the type of lease transactions which have been the subject of recent judicial decisions and IRS announcements. Given our low transaction volume and established reserves, we do not believe that any future required reserve adjustments would not create a significant financial impact for us.

We file consolidated and separate income tax returns in the United States Federal jurisdiction and in various state jurisdictions. Our Federal returns through 2004 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1997 through 2004 are still in dispute. We have paid the amounts assessed by the IRS in full for tax years 1997 and 1998 and have filed refund claims with the IRS related to the disputed issues for those two years. An IRS examination of our 2005 and 2006 Federal income tax returns is currently in progress. Generally, the state jurisdictions in which we file income tax returns are subject to examination for a period from three to seven years after returns are filed.

Loan Portfolio by Types of Loans					Table 8
(Dollars in millions) (Unaudited)	September 30 2008	December 31 2007	% Change
Commercial	$40,084.7	$35,929.4	11.6%
Real estate:
Home equity lines	16,159.1	14,911.6	8.4
Construction	11,519.5	13,776.7	(16.4)
Residential mortgages	32,382.1	32,779.7	(1.2)
Commercial real estate	13,842.0	12,609.5	9.8
Consumer:
Direct	4,930.5	3,963.9	24.4
Indirect	6,796.9	7,494.1	(9.3)
Credit card	1,003.6	854.1	17.5

Total loans	$126,718.4	$122,319.0	3.6%

Loans held for sale	$4,759.8	$8,851.7	(46.2	) %

Loans

Total loans as of September 30, 2008 were $126.7 billion, an increase of $4.4 billion, or 3.6%, from December 31, 2007. The increase was primarily driven by growth in commercial loans, home equity lines and commercial real estate. These increases were partially offset by decrease in real estate construction loans. We believe that our portfolio is well diversified by product, client and geography throughout our footprint, and has relatively low exposure to unsecured consumer loan products. A portion of the increase, $1.3 billion, came as a result of the loans acquired in the GB&T purchase during the second quarter of 2008.

Residential mortgages were $32.4 billion, or 25.6% of the total loan portfolio, as of September 30, 2008, down slightly from December 31, 2007. The residential mortgage portfolio is comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There are minimal option (negative amortizing) adjustable rate mortgages (“ARMs”) and virtually no subprime loans in the core portfolio. The core mortgage portfolio was $22.8 billion, or 18.0% of total loans, as of September 30, 2008 and continues to perform reasonably well in light of current market conditions. Delinquency levels increased modestly in the third quarter of 2008; however, relatively low loan to value levels mitigate our loss exposure. The core mortgage loans are roughly half prime jumbo and half prime ARMs. The core first mortgage portfolio included $16.8 billion in interest-only ARMs; however, the interest-only period is typically ten years, unlike many interest-only products in the market which have short interest-only periods with early reset dates. The weighted average combined loan to value (“LTV”) at origination of the core portfolio was 79%.

Prime second lien mortgages were $3.9 billion, or 3.1% of total loans, as of September 30, 2008. Prime second lien mortgages are almost entirely insured, substantially mitigating loss exposure; however, in recent portfolio reviews we have identified some loans that are not insured due to operational issues and we are experiencing some claim denials by the mortgage insurer that we are working to resolve. The LTV of this portfolio is over 90% and delinquency rates have increased; therefore, uninsured loans that ultimately default could result in losses. It is possible that losses could exceed insured levels or that denied claims by the mortgage insurers could increase. Currently, we expect to exceed insured levels on a few loan pools during 2009. Home equity loans comprise $2.9 billion, or 2.3% of the total loan portfolio as of September 30, 2008, and have a 75% weighted average combined LTV at origination. Approximately 33% of the home equity loan balances are in a first lien position. Lot loans were $1.4 billion, or approximately 1.1% of total loans, as of September 30, 2008. The lot loan portfolio continues to show signs of stress with increasing levels of delinquent loans; however, we continue to work with our customers to renew loans and mitigate potential losses. Alt-A first lien loans were $0.9 billion, or approximately 0.7% of total loans, as of September 30, 2008. Losses on the Alt-A first lien portfolio are mitigated by the low weighted average LTV of 77% at origination. Alt-A second lien loans totaled $0.4 billion with a weighted average combined LTV of 97% at origination.

The commercial loan portfolio increased $4.2 billion, or 11.6%, from December 31, 2007 and comprise 31.6% of the total loan portfolio at September 30, 2008. The primary reason for the increase was the disruption in the short term corporate funding markets during the period resulting in certain commercial and large corporate clients accessing bank lines for funding. As such, during the third quarter of 2008 in particular, we experienced an increase in the utilization levels of our outstanding commercial loan facilities.

The commercial real estate portfolio was $13.8 billion, or 10.9% of total loans, an increase of $1.2 billion, or 9.8%, from December 31, 2007. Of this increase, $505 million was due to the acquisition of GB&T. This portfolio includes both owner-occupied and income producing collateral, with approximately 60% being owner occupied properties. The primary source of loan repayment for owner-occupied properties is business income and not real estate operations, which diversifies the risk and sources of repayment.

The construction portfolio was $11.5 billion, or 9.1% of total loans, at September 30, 2008 a decrease of $2.3 billion, or 16.4%, from December 31, 2007. The construction portfolio consists of $2.0 billion of residential construction-to-perm loans, $2.3 billion of residential construction loans, $3.2 billion of commercial construction loans, $2.7 billion of acquisition and development loans and $1.3 billion of undeveloped land loans. We have reduced the level of risk in the construction portfolio by aggressively managing our construction exposure. This is evident by the declines in outstanding balances since December 2007 in the construction-to-perm (down 42.9%), residential construction (down 14.8%), and acquisition and development (down 9.1%) portfolios. Further, these net decreases include the addition of construction loans from the GB&T acquisition that occurred in the second quarter 2008. Commercial related construction loans represent 27.8% of the total construction portfolio and continue to perform well. Overall performance of residential construction related loans has deteriorated since the fourth quarter of 2007. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We have strict limits and have exposure caps on specific projects and borrowers for risk diversification. In some cases, the maturity date of certain residential real estate related loans, namely construction and lot loans, has been extended as a result of market delays in completing the build-out phase of the home. These borrowers continue to perform; consequently, the loans remain on accruing status. Should the difficult housing market persist for an extended period of time, it is possible that these borrowers could experience varying degrees of financial difficulties, resulting potentially in further loan modifications.

The home equity line portfolio was $16.2 billion, or 12.8% of total loans, as of September 30, 2008, an increase of 8.4% from December 31, 2007, and it has a 74% weighted average combined LTV at origination. The growth in this portfolio is in the lowest risk segment and results from a lack of typical payoff/paydown attrition, and normal line utilization on lines originated in late 2007 and 2008 under substantially more conservative underwriting guidelines. Third party originated home equity lines continue to perform poorly; however, only 11.8% of the home equity lines were originated through that channel. We have eliminated origination of home equity product through third party channels, eliminated greater than 85% LTV originations, implemented market specific LTV guidelines in certain declining markets, and have been aggressively reducing line commitments in higher risk situations. We continue to enhance our collections and default management processes and where possible, reduce outstanding line commitments; however, we expect the home equity line portfolio to continue to show elevated nonaccrual and charge-off levels in the near future. Approximately 33% of our home equity lines were in a first lien position.

The indirect consumer portfolio was $6.8 billion, or 5.4% of total loans, at September 30, 2008, down $697.2 million, or 9.3%, from December 31, 2007. This portfolio primarily consists of automobile loans generated through dealerships. The decrease is largely attributable to the recent slowdown in automobile sales and our specific decision to reduce exposure in this portfolio. This portfolio is experiencing a higher level of net charge-offs compared to the third quarter of 2007, driven by declining auto auction prices, especially for SUVs and large pick-up trucks.

The direct consumer portfolio was $4.9 billion, or 3.9% of total loans, at September 30, 2008, up $966.6 million, or 24.4% from December 31, 2007, primarily due to growth in student loans. Student loans, which are mostly government supported, made up $2.7 billion, or 55.1%, of the direct consumer portfolio. This portfolio also consists of loans and lines to individuals for personal or family uses.

During the first nine months of 2008, we transferred $0.6 billion of loans from held for sale to held for investment. The transfer included loans determined to be unsaleable due to underwriting defects or payment defaults, as well as non-agency residential loans for which deteriorating market conditions impacted our ability to sell these loans. The amount transferred included $0.1 billion that is carried at fair value under SFAS No. 159 and continues to be reported at fair value while classified as held for investment. The remaining loans were transferred at the lower of cost or market value.

Summary of Loan and Lease Losses Experience	Table 9
Three Months Ended September 30	Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2008	2007	2008	2007
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,829.4	$1,050.4	$1,282.5	$1,044.5
Allowance from acquisition of GB&T	-	-	158.7	-
Allowance associated with loans at fair value [1]	-	-	-	(4.1)
Provision for loan losses	503.7	147.0	1,511.7	308.1
Charge-offs
Commercial	(63.3)	(39.5)	(149.3)	(102.6)
Real estate:
Home equity lines	(119.2)	(29.1)	(312.6)	(69.4)
Construction	(51.7)	(2.5)	(110.3)	(4.5)
Residential mortgages	(133.5)	(19.9)	(368.8)	(53.8)
Commercial real estate	(0.4)	(0.8)	(1.2)	(1.8)
Consumer loans:
Direct	(10.4)	(5.7)	(28.6)	(16.9)
Indirect	(41.2)	(28.8)	(127.2)	(74.0)

Total charge-offs	(419.7)	(126.3)	(1,098.0)	(323.0)

Recoveries
Commercial	5.4	6.3	18.4	17.6
Real estate:
Home equity lines	3.9	2.1	11.9	5.6
Construction	1.8	0.1	2.0	0.4
Residential mortgages	2.1	1.1	5.0	4.1
Commercial real estate	0.3	0.9	0.5	1.1
Consumer loans:
Direct	1.7	2.1	6.2	7.2
Indirect	12.4	10.0	42.1	32.2

Total recoveries	27.6	22.6	86.1	68.2

Net charge-offs	(392.1)	(103.7)	(1,011.9)	(254.8)

Balance - end of period	$1,941.0	$1,093.7	$1,941.0	$1,093.7

Average loans	$125,642.0	$119,558.6	$124,702.4	$119,738.9
Quarter-end loans outstanding	126,718.4	120,748.4
Ratios:
Allowance to quarter-end loans [2]	1.54%	0.91%
Allowance to nonperforming loans [3]	62.1	129.5
Allowance to net charge-offs (annualized)	1.2	x	2.7	x	1.4	x	3.2	x
Net charge-offs to average loans
(annualized)	1.24%	0.34%	1.08%	0.28%
Provision to average loans (annualized)	1.59	0.49	1.62	0.34
Recoveries to total gross charge-offs	6.6	17.9	7.8	21.1

1 Amount removed from the allowance for loan losses related to our election to record $4.1 billion of residential mortgages at fair value.

2 During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the period-end loan amount, only loans measured at amortized cost. Previously, period-end loans included loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Loans measured at fair value or the lower of cost or market that have been excluded from the prior period calculation were $131.5 million, which did not change the calculation by more than one basis point as of September 30, 2007.

3 During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the nonperforming loan amount, only loans measured at amortized cost. Previously, this calculation included nonperforming loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Nonperforming loans measured at fair value or the lower of cost or market that have been excluded from the prior period calculation were $130.0 million, which increased the calculation approximately 16 basis points as of September 30, 2007.

Provision for Loan Losses and Allowance for Loan and Lease Losses

Provision for loan losses totaled $503.7 million in the third quarter of 2008, which was $356.7 million higher than the third quarter of 2007. For the nine months ended September 30, 2008, provision for loan losses totaled $1.5 billion, which was $1.2 billion higher than the same period in 2007. The provision for loan losses was $111.6 million more than net charge-offs for the third quarter of 2008.

Net charge-offs for the third quarter of 2008 were $392.1 million, an increase of $288.4 million from net charge-offs recorded in the third quarter of 2007. Net charge-offs for the first nine months of 2008 were $1.0 billion, an increase of $757.1 million from the same period in 2007. Net charge-offs to average loans were 1.24% for the quarter ended September 30, 2008 compared to 1.04% for the second quarter of 2008 and up from 0.34% for the third quarter of last year. The increase was largely due to higher net charge-offs in the residential mortgage, home equity, and construction portfolios, and in the third quarter, we incurred higher charge-offs in our commercial portfolio related to small business clients. A downturn in residential real estate prices has negatively affected the entire industry, including higher credit quality products and borrowers. Further declines in home values could result in additional net charge-offs in future periods. We have noted a flat trend in early stage delinquencies each quarter this year. As of September 30, 2008, accruing loans past due 30-89 days were $1.9 billion, or 1.5% of total loans, essentially flat from December 31, 2007.

We maintain an ALLL that we expect will be adequate to absorb probable losses in the portfolio as of period-end based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluations consider prior loss experience, the risk rating distribution of the portfolios, loss forecasting, the impact of current internal and external influences on credit loss, and the levels of nonperforming loans. In addition to the evaluation of credit quality through ongoing credit review processes, we conduct a comprehensive allowance analysis for our credit portfolios on a quarterly basis. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing significant risk elements in order to determine the appropriate level of allowance for the inherent losses in the portfolio at the point in time being reviewed.

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

As of September 30, 2008, the ALLL totaled $1.9 billion, or 1.54% of total loans, compared to $1.1 billion, or 0.91%, of total loans as of September 30, 2007. The increase in ALLL reflects the increasing level of delinquencies, nonperforming loans, and net charge-offs associated with deterioration in the residential real estate-related portions of the loan portfolio. Also affecting the increase was $158.7 million added in conjunction with the GB&T acquisition.

In addition to ALLL, we maintain an allowance for unfunded loan commitments, which include items such as letters of credit and binding unfunded loan commitments. All such loan commitments related to loans that, if funded, will be held in the Company’s loan portfolio. We determine this allowance amount using estimates of the probability of the ultimate funding and losses related to those credit exposures. The reserve for unfunded credit commitments is recorded in Other Liabilities on the Consolidated Balance Sheets and was $24.8 million at September 30, 2008 compared to $7.9 million at December 31, 2007. This increase is reflective of the overall economic conditions and lack of liquidity.

We expect the economy to remain weak and home values to decline further in the near term. With that in mind, we also expect reserves to increase in the future. However, with a 48 basis point increase in the loan coverage ratio since December 31, 2007, we expect that future quarterly increases will be at a slower pace.

The allowance as a percentage of total nonperforming loans decreased from 129.5% as of September 30, 2007 to 62.1% as of September 30, 2008. The increase in nonperforming loans is largely driven by credits secured by residential properties, of which a significant portion has already been written down to their expected recoverable value.

Nonperforming Assets			Table 10
(Dollars in millions) (Unaudited)	September 30 2008	December 31 2007	% Change
Nonperforming Assets
Nonaccrual/nonperforming loans:
Commercial	$257.3	$74.5	245.6%
Real estate:
Construction	1,040.7	295.3	252.4
Residential mortgages	1,549.0	841.4	84.1
Home equity lines	232.9	135.7	71.6
Commercial real estate	164.9	44.5	270.6
Consumer loans	44.7	39.0	14.6

Total nonaccrual/nonperforming loans	3,289.5	1,430.4	130.0
Other real estate owned ("OREO")	387.0	183.7	110.6
Other repossessed assets	13.7	11.5	18.9

Total nonperforming assets	$3,690.2	$1,625.6	127.0%

Ratios:
Nonperforming loans to total loans [1]	2.60%	1.17%
Nonperforming assets to total loans plus
OREO and other repossessed assets	2.90	1.33
Restructured loans (accruing)	$381.0	$29.9
Accruing loans past due 90 days or more	$772.1	$611.0

1 During the third quarter of 2008, we revised our definition of nonperforming loans to exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they are performing in accordance with the restructured terms. This change better aligns our definition of nonperforming loans with the one used by peer institutions and therefore improves comparability of this measure across the industry.

Nonperforming Assets

Nonperforming assets totaled $3.7 billion as of September 30, 2008, an increase of $2.1 billion, or 127.0%, from December 31, 2007. Nonperforming loans as of September 30, 2008 were $3.3 billion, an increase of $1.9 billion, or 130.0%, from December 31, 2007. Of this total increase, nonperforming real estate construction loans represented $745.4 million, nonperforming residential mortgage loans represented $707.6 million, nonperforming commercial loans represented $182.8 million, nonperforming commercial real estate loans represented $120.4 million and home equity lines represented $97.2 million. Residential mortgages and home equity lines represent 54% of nonaccruals, and if residential construction loans are included, then nonaccruals related to residential real estate represent 75% of total nonaccruals. The rate of growth in construction and commercial nonperforming assets (“NPAs”) increased during the third quarter, in contrast to a slower growth rate in residential mortgage and home equity lines of credit NPAs. The second quarter 2008 GB&T acquisition accounted for $128.6 million of the increase in nonperforming assets. These increases are largely related to the housing correction and related decline in the prices of residential real estate. As loans work through their migration process, we anticipate nonaccrual loans to continue increasing until we experience sustained improvement in the delinquency level of our loan portfolios. The NPA balance is also affected by the time it takes to complete the foreclosure process, especially in judicial jurisdictions.

OREO as of September 30, 2008 was $387.0 million, an increase of $203.3 million, or 110.6%, from December 31, 2007. The increase was primarily due to the level of residential mortgage loans acquired through foreclosure. Upon foreclosure, these properties were written down to their estimated net realizable value, less selling and holding costs. We are aggressively working these foreclosed assets to minimize losses; however, further declines in home prices could result in additional losses on these properties. The amount of inflows and outflows has increased over the past several quarters as nonperforming loans are worked through the resolution process. Most of our OREO properties are located in Georgia, California and Florida.

Nonperforming residential real estate loans are collateralized by one-to-four family properties and a portion of the risk is mitigated by mortgage insurance. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Beginning in 2006, we tightened the underwriting standards applicable to many of the residential loan products offered. We do not originate subprime loans or option ARMs for our balance sheet.

Approximately $252.0 million of the Alt-A portfolio loans were nonperforming at September 30, 2008. The Alt-A portfolio was comprised of approximately 70% in first lien positions and approximately 30% in second lien positions at September 30, 2008. The weighted average original LTV of the first lien positions was 77%. For the Alt-A second lien positions, the weighted average original combined LTV was 97%.

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

The increase in construction nonaccrual loans relates primarily to residential-related construction and development and is driven by the downturn in the housing market. Nonaccrual construction loans were $1.0 billion, an increase of $745.4 million, or 252.4%, from December 31, 2007.

In order to maximize the collection of loan balances, we evaluate accounts that experience financial difficulties on a case-by-case basis to determine if their terms should be modified. The modification could relate to interest rate or repayment terms. Accruing loans with modifications that are deemed to be economic concessions are reported as restructured. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to restructured.

Accruing restructured loans were $381.0 million at September 30, 2008, an increase of $351.1 million from December 31, 2007. These loans are primarily residential related and are being restructured in a variety of ways to help our customers remain in their homes and mitigate potential additional loss to us. The primary method of restructuring offered to our customers is a reduction in interest rate.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended September 30, 2008 and 2007, this amounted to $7.4 million and $3.8 million, respectively. During the first nine months of 2008 and 2007, this amounted to $20.3 million and $13.1 million, respectively. For the three months ended September 30, 2008 and 2007, estimated interest income of $65.2 million and $22.4 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms. For the first nine months of 2008 and 2007, estimated interest income of $160.4 million and $55.7 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

As of September 30, 2008, accruing loans past due ninety days or more increased by $161.1 million from December 31, 2007 to $772.1 million, primarily in residential mortgage related and commercial real estate portfolios. The increase was primarily driven by loans sold to Government National Mortgage Association (“GNMA”) that were ninety days or more past due, which increased $103.5 million from December 31, 2007.

Capital Ratios			Table 11
(Dollars in millions) (Unaudited)	September 30 2008	December 31 2007
Tier 1 capital	$13,179.4	$11,424.9
Total capital	18,043.6	16,994.1
Risk-weighted assets	161,688.5	164,931.9
Risk-based ratios:
Tier 1 capital	8.15%	6.93%
Total capital	11.16	10.30
Tier 1 leverage ratio	7.98	6.90
Total shareholders' equity to assets	10.27	10.05

CAPITAL RESOURCES

Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weigh assets and off-balance sheet risk exposures (i.e., risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, including senior preferred stock issued to the U.S. Treasury Department under the Capital Purchase Program and related warrants, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities. We have also received approval from the Federal Reserve to include in regulatory capital the tax adjusted minimum proceeds from the forward sale of our holdings of Coke common stock.

Both the Company and our subsidiary, SunTrust Bank (the “Bank”), are subject to a minimum Tier 1 Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average total assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. Our regulatory capital ratios are significantly in excess of the regulatory requirements for well capitalized status.

The Tier 1 Capital and Total Capital ratios improved from 6.93% and 10.30%, respectively, at December 31, 2007 to 8.15% and 11.16% at September 30, 2008. The primary driver of the increase was related to several Coke common stock transactions executed during the second and third quarters of 2008. In the second quarter, we sold 10 million shares of Coke common stock, which increased Tier 1 Capital by $345 million, or approximately 20 basis points. In the third quarter, we executed two transactions that included 33.6 million shares of Coke common stock that generated approximately 47 basis points of additional Tier 1 Capital. See additional discussion of the Coke common stock transaction in the “Investment in Common Shares of the Coca-Cola Company” section of this MD&A for additional information. The Tier 1 ratio also benefited from an overall reduction in risk weighted assets. The reduction in risk weighted assets occurred, in part due to an ongoing effort to reduce illiquid trading securities, construction related loans and commitments, and more generally to ensure that unused commitments are efficiently utilized. Also in the third quarter, the Tier 1 capital ratio improved due to increasing the granularity of certain loan related data to identify assets eligible for a lower risk weighting under applicable regulations.

In addition, the increase in our capital ratios in 2008 was further impacted by the debt we issued in the first quarter of 2008. On March 4, 2008, we issued $685 million of trust preferred securities, which qualified as Tier 1 Capital, and on March 17, 2008, we issued $500 million of subordinated notes, which favorably impacted our Total Capital ratio. We are committed to remaining well capitalized and believe that maintaining a Tier 1 Capital target ratio in excess of our previously stated target of 7.50% is prudent given the current market environment.

On October 27, 2008, we announced that we had received preliminary approval from the U.S. Treasury Department to participate in the Capital Purchase Program by selling $3.5 billion in preferred stock and related warrants to the U.S. Treasury Department under the Emergency Economic Stabilization Act of 2008. If we complete the sale of such preferred stock to the U.S. Treasury Department, as we expect, our Tier 1 and Total Capital ratios should increase significantly. However, the U.S. Treasury Department’s purchase of such preferred stock from us is subject to certain conditions and the execution of definitive agreements. Refer to our discussion on “Liquidity Risk” within this MD&A for additional information regarding the terms of these securities.

We declared and paid common dividends totaling $272.2 million during the third quarter of 2008, or $0.77 per common share, on net income available to common shareholders of $307.3 million. The dividend payout ratio was 88.6% during the third quarter of 2008 versus 61.6% for the same period in 2007. In the first nine months of 2008, we declared common dividends totaling $813.0, or $2.31 per common share, on net income available to common shareholders of $1,126.2 million. The dividend payout ratio was 72.2% for the first nine months of 2008 versus 48.3% for the first nine months of 2007. The increase in the payout ratio was the result of the decline in earnings caused by an increased provision for loan losses along with a modest increase in the dividend. On October 27, 2008, we announced that our Board of Directors had reduced our quarterly dividend by 30%, to $0.54 per common share. Also, if we participate in the U.S. Treasury Department’s Capital Purchase Program by selling preferred stock, as we expect to do, then we generally will be prohibited from increasing our dividend for three years unless either (i) we have redeemed such preferred stock, (ii) the U.S. Treasury has transferred all of such preferred stock, or (iii) the U.S. Treasury consents to such increase. Further, our ability to pay dividends to our shareholders is indirectly limited by regulations which limit SunTrust Bank’s ability to pay dividends to SunTrust Banks, Inc. Refer to our discussion on “Liquidity Risk” within this MD&A for a discussion of such limitations.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007, except as discussed below.

Estimates of Fair Value

The following critical accounting estimates are made in the evaluation of goodwill for impairment under U.S. GAAP. The goodwill impairment test compares the fair value of a reporting unit with its carrying value. In determining the fair value of our reporting units, we use discounted cash flow models which require assumptions about short and long term growth rates of the reporting units and the appropriate discount rates. The discount rates selected were based on a variety of factors, including the relationship between the aggregate fair value of the reporting units and our market capitalization plus an appropriate control premium. The fair value of the reporting units is highly sensitive to changes in these assumptions; therefore, in some instances minor changes in these assumptions could impact whether the fair value of a reporting unit is greater than the carrying value. Ultimately, changes in these assumptions may impact whether there is goodwill impairment. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the estimated fair values.

Additionally, to the extent that adequate data is available, other valuation techniques relying on market data are incorporated into the estimate of a reporting unit’s fair value. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the amount that is most representative of fair value. We determined through our goodwill impairment test as of September 30, 2008 that the fair value of each reporting unit exceeded its carrying value; therefore, we determined there was no impairment of goodwill as of September 30, 2008.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes in the Enterprise Risk Management introduction presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of our clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of our lines of business and our capital adequacy.

We manage and monitor extensions of credit risk through initial underwriting processes and periodic reviews. We maintain underwriting standards in accordance with credit policies and procedures, and Credit Risk Management conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management periodically reviews our lines of business to monitor asset quality trends and the appropriateness of credit policies. In particular, total borrower exposure limits are established and concentration risk is monitored. We have made a major commitment to maintain and enhance comprehensive credit systems in order to be compliant with business requirements and evolving regulatory standards. As part of a continuous improvement process, our Credit Risk Management evaluates potential enhancements to our risk measurement and management tools, implementing them as appropriate along with amended credit policies and procedures. Credit risk is partially mitigated through purchase of credit loss protection via third party insurance and use of credit derivatives such as credit default swaps.

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

Operational Risk Management is overseen by our Chief Operational Risk Officer, who reports directly to the Chief Risk Officer. The corporate governance structure also includes a risk manager and support staff embedded within each line of business and corporate function. These risk managers, while reporting directly to their respective line or function, also report indirectly to the Chief Operational Risk Officer and are responsible for execution of the Operational Risk Management program within their areas.

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

Rate Change (Basis Points)	Economic Perspective Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2008	June 30, 2008

+100	(0.4%)	(0.8%)
-100	0.1%	0.6%

The September 30, 2008 net interest income sensitivity profiles include the impact from adopting SFAS No. 159. Specifically, the net interest payments from $7.2 billion notional value of receive fixed swaps are reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain or loss in the fair value of the swaps and will be recorded in trading account profits and commissions. The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to the use of fair value accounting for these interest rate swaps and related underlying debt. Hence, the above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments.

Rate Change (Basis Points)	Financial Reporting Perspective Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2008	June 30, 2008

+100	0.8%	0.1%
-100	(1.1%)	(0.3%)

As of September 30, 2008, the EVE profile indicates modest changes with respect to an instantaneous 100 basis point change in rates.

Rate Shock (Basis Points)	Estimated % Change in EVE
	September 30, 2008	June 30, 2008

+100	(1.9%)	(2.9%)
-100	0.1%	1.1%

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

Trading Activities

Beginning in 2007 and continuing into 2008, we expanded the use of trading securities as part of our overall balance sheet management strategies. The remainder of our actively traded securities, other than corporate treasury trading securities, are primarily to support customer requirements through our broker/dealer subsidiary. Product offerings to customers include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities and related derivatives. Typically, we maintain a securities inventory to facilitate customer transactions. Also in the normal course of business, we assume a degree of market risk in proprietary trading, hedging, and other strategies, subject to specified limits.

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the maximum loss from a trading position, given a specified confidence level and time horizon. VaR exposures and actual results are monitored daily for each trading portfolio. Our VaR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VaR two or three times per year.

The average Undiversified VaR was $16.6 million for the quarter ending September 30, 2008 and $28.7 million for the quarter ending June 30, 2008. Trading assets net of trading liabilities averaged $7.2 billion for the quarter ending September 30, 2008 and $7.9 billion for the quarter ending June 30, 2008. The period-end Undiversified VaR was $17.0 million at September 30, 2008 and $24.7 million at June 30, 2008. Trading assets net of trading liabilities were $7.0 billion at September 30, 2008 and $7.7 billion at June 30, 2008.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we attempt to structure our balance sheet so that less liquid assets, such as loans, are funded through retail deposits, long-term debt, wholesale deposits and capital. We assess our liquidity needs from increases in assets, maturing obligations, or deposit withdrawals, considering both operations in the normal course of business and in times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments, which could also affect our liquidity position.

Our Asset and Liability Committee (“ALCO”) measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies. For example, we manage reliance on short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO. In addition, the Risk Committee of our Board of Directors sets liquidity limits and reviews current and forecasted positions at each regularly scheduled meeting.

We have a contingency funding plan that assesses liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth and financial market disruptions. We believe we have sufficient funding capacity to meet the liquidity needs arising from these potential events. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of liquidity. These sources of contingent liquidity include capacity to borrow at the Federal Reserve discount window and from the Federal Home Loan Bank system; as of September 30, 2008, we maintained available borrowing capacity from these sources in excess of $21 billion. We also have access to additional liquidity in the form of unpledged securities in the investment portfolio and the capacity to securitize or sell loans, including single-family mortgage loans. Our credit ratings are an important factor in our access to unsecured wholesale funds, and significant changes in these ratings could affect the cost and availability of these sources.

Sources of Funds. Our sources of funds include a large, stable retail deposit base; various forms of wholesale funding, including access to the capital markets and secured advances from the Federal Home Loan Bank (“FHLB”); and access to the Federal Reserve discount window. Wholesale funding, particularly the unsecured variety, comes from uncommitted sources and is subject to market conditions and various risks and uncertainties.

Retail core deposits, our largest and most cost-effective source of funding, accounted for 67.0% of the funding base on average for the third quarter of 2008 compared to 64.1% for the fourth quarter of 2007. Average retail core deposits were higher by $3.4 billion compared to the fourth quarter of 2007. As a result of the balance sheet restructuring in the first half of 2007, which resulted in a de-leveraging of the balance sheet by approximately $9 billion, we have reduced our brokered and foreign deposit levels significantly. The average daily overnight borrowing position is down significantly coincident with a 25% decrease in brokered and foreign deposits. At quarter end, deposits from consumer and commercial clients comprised 88% of total deposits, and only 12% were brokered and foreign deposits.

We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, global bank notes and commercial paper. Total wholesale funding totaled $46.3 billion as of September 30, 2008 compared to $50.4 billion as of December 31, 2007. Net short-term unsecured borrowings, which included wholesale domestic and foreign deposits and Fed funds purchased, totaled $27.4 billion as of September 30, 2008, down from $28.5 billion as of December 31, 2007.

An additional source of wholesale liquidity is our access to the capital markets to borrow for SunTrust Banks, Inc. (the “parent company”) under our shelf registration or SunTrust Bank (the “bank”) under our global bank notes program. As of September 30,

2008, we have authority to issue under our shelf registration up to an additional $3.2 billion of various securities, including senior and subordinated notes, preferred stock, preferred purchase securities, trust preferred securities, and common stock. SunTrust Bank had remaining authority to issue up to an additional $33.1 billion of notes under our global bank note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. From time to time, we may also repurchase these or other wholesale debt securities. During the third quarter of 2008, we repurchased $131.5 million in par value of subordinated debt securities and $23.5 million in par value of senior parent company notes.

Parent Company Liquidity. We measure liquidity for the parent company by comparing sources of liquidity from unpledged securities, short-term investments and cash relative to short-term debt. As of September 30, 2008, the parent company had $2.5 billion in such sources compared to short-term debt of $2.1 billion. The long-term senior debt is also well laddered. A holding company note maturity of $350 million occurred in October of 2008 and the next holding company maturity does not occur until October 2009. We believe the parent company holds cash adequate to satisfy its working capital needs. The Company funds corporate dividends with dividends received from its banking subsidiaries. The Federal Reserve limits bank dividends to be no more than the current year’s income plus the last two years’ net retained earnings. The State of Georgia Department of Banking and Finance limits dividends, without its approval, to 50% of the prior year’s net income.

On October 27, 2008, we announced that our Board of Directors had reduced our quarterly dividend by 30%, to $0.54 per common share. Also, if we participate in the U.S. Treasury Department’s Capital Purchase Program by selling preferred stock, as we expect to do, then we generally will be prohibited from increasing our dividend for three years unless either (i) we have redeemed such preferred stock, (ii) the U.S. Treasury has transferred all of such preferred stock, or (iii) the U.S. Treasury consents to such increase. Further, our ability to pay dividends to our shareholders is indirectly limited by regulations which limit SunTrust Bank’s ability to pay dividends to SunTrust Banks, Inc.

Recent Market and Regulatory Developments. Recent market conditions have made it difficult or uneconomical to access the capital markets. As a result, the United States Congress, United States Treasury, and the Federal Deposit Insurance Corporation (“FDIC”) have announced various programs designed to enhance market liquidity and bank capital.

During the fourth quarter of 2008, we received preliminary approval from the U.S. Treasury Department for the sale of $3.5 billion in preferred stock and related warrants to the U.S. Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008. Under the terms of this program, participant banks or bank holding companies will issue senior preferred stock to the U.S. Treasury. Our intended sale of preferred stock under the Capital Purchase Program is subject to certain conditions and the execution of definitive agreements. The preferred stock we intend to issue will pay a 5% cumulative dividend for the first five years, after which the dividend rate increases to 9%. We may not repurchase the preferred stock until after three years. The preferred stock will be accompanied by 10-year warrants to purchase up to $525 million of our common stock at market value, based on the 20-day average price at the time we issue the preferred stock and warrants. The U.S. Treasury may transfer the preferred stock and warrants.

The U.S. Treasury also announced an additional program—the Troubled Asset Relief Program (“TARP”)—during the fourth quarter of 2008 under the Emergency Economic Stabilization Act of 2008. This program contemplates sales of certain financial assets to the U.S. Treasury via various means. Few details of this program are available. Accordingly, we can neither determine the effect of this program nor state whether we expect to participate in it.

Separately, the FDIC recently announced its temporary liquidity guarantee program (“TLGP”) pursuant to which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt. The maximum amount of debt that eligible entities can issue under the guarantee generally is 125% of the par value of the entity’s senior unsecured debt, excluding debt to affiliates, outstanding as of September 30, 2008 and which is scheduled to mature by June 30, 2009. The FDIC will provide guarantee coverage until the earlier of the eligible debt’s maturity or June 30, 2012. The guarantee requires the payment of an annual insurance premium of 75 basis points times the amount of debt issued. Participation in the TLGP is optional. We have not determined whether we will participate.

Other Liquidity Considerations. As detailed in Table 15, we had an aggregate potential obligation of $85.6 billion to our customers in unused lines of credit at September 30, 2008 that were not recorded on our balance sheet. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. We also had $14.3 billion in letters of credit as of September 30, 2008, most of which are standby letters of credit which require that we provide funding if certain future events occur. Approximately $8.5 billion of these letters support variable rate demand obligations (“VRDOs”)–municipal securities remarketed by us and other agents on a regular basis (usually weekly). In the event that we or the other agents are unable to remarket the securities, we would provide funding under the letters of credit. Rates have been volatile and our inventory has increased from a normal level of under $200 million to over $400 million.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of September 30, 2008, we were in compliance with all covenants and provisions of these debt agreements.

As of September 30, 2008, the Company’s cumulative unrecognized tax benefits amounted to $336.6 million. Interest related to unrecognized tax benefits was $75.4 million as of September 30, 2008. These unrecognized tax benefits represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The unrecognized tax benefits are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Derivative hedging instrument activities are as follows:

Derivatives Hedging	Table 12

	Notional Values[1]
(Dollars in millions) (Unaudited)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2007	$7,000	$6,088	$13,088
Additions	8,600	7,400	16,000
Maturities	(4,900)	(5,400)	(10,300)
Terminations	(500)	(400)	(900)
Dedesignations	-	(3,823)	(3,823)

Balance, September 30, 2007	$10,200	$3,865	$14,065

Balance, January 1, 2008	$10,200	$3,865	$14,065
Additions	4,047	-	4,047
Maturities	(600)	(1,115)	(1,715)
Terminations	(1,000)	(500)	(1,500)

Balance, September 30, 2008	$12,647	$2,250	$14,897

1Includes only derivative financial instruments which are currently qualifying hedges under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. The hedging activity for our mortgage loans held for sale is excluded from this table. The SFAS No. 133 hedging program was terminated for mortgage loans during 2007. As of September 30, 2007, the notional amount of mortgage derivative contracts under this program totaled $0.7 billion.

The following table shows the derivative instruments entered into by us as an end user:

Risk Management Derivative Financial Instruments[1]					Table 13
	As of September 30, 2008
(Dollars in millions) (Unaudited)	Notional Amount	Gross Unrealized Gains [4]	Gross Unrealized Losses [4]	Accumulated Other Comprehensive Income [7]	Average Maturity in Yrs
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$11,100	$261	($18)	$153	4.20
Equity forward contracts [5]	1,547	-	(2)	(1)	6.62

Total asset hedges	$12,647	$261	($20)	$152	4.50

Liability Hedges
Cash flow hedges
Interest rate swaps [3]	$2,250	$-	($32)	($20)	0.72

Total liability hedges	$2,250	$-	($32)	($20)	0.72

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [6]	$6,437	$-	$-	$31	1.37

Total terminated/dedesignated hedges	$6,437	$-	$-	$31	1.37

1 Includes only derivative financial instruments which are currently, or were previously designated as, and for which the Company continues to recognize the impacts of, qualifying hedges under SFAS No. 133. Certain other derivatives, which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. All interest rate swaps have resets of six months or less.

2 Represents interest rate swaps designated as cash flow hedges of commercial loans.

3 Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and FHLB Advances.

4 Represents the change in fair value of derivative financial instruments from inception to September 30, 2008 less any accrued interest receivable or payable from interest rate derivatives.

5 Represents equity forward contracts designated as cash flow hedges of the probable forecasted sale of common shares of Coke.

6 Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The derivatives were designated as cash flow hedges of floating rate debt, certificates of deposit, commercial loans, and tax exempt bonds.

The $31.0 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

7 At September 30, 2008, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $162.7 million, net of income taxes. Of this net-of-tax amount, a $132.7 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $31.0 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of September 30, 2008, $96.0 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months. Gains or losses on hedges of the risk of changes in overall cash flows on the probable forecasted sales of equity securities will be reclassified from accumulated other comprehensive income as an adjustment to the sales price of the equity shares when such shares are sold; no amounts are expected to be reclassified from accumulated other comprehensive income in the next twelve months.

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

1 Includes only derivative financial instruments which are currently, or were previously designated as, and for which the Company continues to recognize the impacts of, qualifying hedges under SFAS No. 133. Certain other derivatives, which are effective for risk management purposes, but which are not in designated hedging relationships under SFAS No. 133, are not incorporated in this table. With the 2007 adoption of SFAS No. 157 and SFAS No. 159, we no longer have unrealized gains and losses from fair value hedges. All interest rate swaps have resets of six months or less.

2 Represents interest rate swaps designated as cash flow hedges of commercial loans.

3 Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and FHLB Advances.

4 Represents the change in fair value of derivative financial instruments from inception to December 31, 2007 less accrued interest receivable or payable.

5 Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The derivatives were designated as cash flow hedges of floating rate debt, certificates of deposit, commercial loans, and tax exempt bonds. The $33.7 million of net gains, net of taxes, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

6 At December 31, 2007, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $158.6 million, net of income taxes. Of this net-of-tax amount, a $124.9 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $33.7 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2007, $45.3 million of net gains, net of taxes, recorded in accumulated other comprehensive income are expected to be reclassified into interest income or interest expense during the next twelve months.

The following table presents the gross contract/notional amount of all our derivative positions:

Table 14

	At September 30, 2008		At December 31, 2007
	Contract or Notional Amount		Contract or Notional Amount
(Dollars in millions) (Unaudited)	End User	For Clients	End User		For Clients
Derivatives contracts
Interest rate contracts
Swaps	$20,133	$114,034	$23,068		$89,379
Futures and forwards	11,031	60,971	24,330	[1]	23,802
Options	3,300	37,858	1,800		16,936

Total interest rate contracts	34,464	212,863	49,198		130,117
Interest rate lock commitments	4,098	-	4,993		-
Equity contracts	3,094	12,394	-		10,293
Foreign exchange contracts	2,157	6,587	2,293		4,763
Other derivative contracts	375	2,719	1,101		77

Total derivatives contracts	$44,188	$234,563	$57,585		$145,250

Credit-related arrangements
Commitments to extend credit	$81,497		$83,165
Standby letters of credit and similar arrangements	14,360		12,703

Total credit-related arrangements	$95,857		$95,868

1 The notional amount of futures and forwards has been updated from the amount included in our 2007 Annual Report on Form 10-K to reflect the impact of netting certain offsetting futures positions.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

For a detailed overview regarding actions taken to address the risk from changes in equity prices associated with our investment in Coke common stock, see “Investment in Common Shares of the Coca-Cola Company,” in this MD&A. We also hold a total of approximately $203 million of private equity investments which include direct investments and limited partnerships. We hold these investments as long-term investments and make additional contributions based on our contractual commitments but have decided to limit investments into new private equity investments.

We have not historically hedged MSRs, but instead, we have employed a balanced business strategy using the natural counter-cyclicality of servicing and production. However, current conditions in the mortgage market have increased the downside risk to the value of our MSRs and reduced the effectiveness of the balanced business strategy, as the fair value of MSRs have been more adversely affected by increased discount rates and other factors and less by changes in prepayment rates. As a result, we recognized a $1.9 million impairment loss during the first quarter of 2008, which reversed itself in the subsequent quarter. In addition, we entered into certain derivative contracts during the first quarter of 2008 to economically hedge our MSR portfolio. These instruments have since matured and no such transactions remain outstanding at September 30, 2008. We continue to evaluate alternative strategies for mitigating impairment risk. Although no hedges were added during the third quarter, we did complete an excess servicing sale of $131.5 million of MSRs, which lowered the book value of MSRs to $1.15 billion as September 30, 2008.

In addition to MSRs impairment, other impairment charges could occur if deteriorating conditions in the market persist, including, but not limited to, goodwill and other intangibles impairment charges and increased charges with respect to other real estate owned.

Unfunded Lending Commitments	Table 15

(Dollars in millions) (Unaudited)	September 30 2008	December 31 2007
Unused lines of credit
Commercial	$37,977.0	$38,959.1
Mortgage commitments[1]	13,407.8	12,859.5
Home equity lines	19,057.7	20,424.9
Commercial real estate	4,355.0	6,228.2
Commercial paper conduit	6,374.8	7,877.5
Credit card	4,422.4	1,808.5

Total unused lines of credit	$85,594.7	$88,157.7

Letters of credit
Financial standby	$14,009.9	$12,287.5
Performance standby	258.2	283.1
Commercial	92.0	132.3

Total letters of credit	$14,360.1	$12,702.9

1Includes $4.1 billion and $5.0 billion in IRLCs accounted for as derivatives as of September 30, 2008 and December 31, 2007, respectively.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. In the first quarter of 2008, we issued $685 million of trust preferred securities maturing in 2068 and $500 million of subordinated notes maturing in 2018. In the second quarter of 2008, we repaid $1.4 billion of FHLB advances and senior notes maturing in 2008, we repurchased $232.0 million of notes maturing between 2011 and 2018, and we called $200.0 million of senior notes maturing in 2009. In the third quarter of 2008, we added $3.7 billion of FHLB advances maturing between 2009 and 2011. Additionally, we paid down $330 million of FHLB notes maturing between 2014 and 2018, and we repurchased $23.5 million par value of parent company senior notes and $131.5 million par value of subordinated bank notes recorded at fair value in accordance with SFAS No. 159.

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

2.	Corporate and Investment Banking was renamed Wholesale Banking.

3.	Commercial Real Estate (primarily Real Estate Finance Group and Affordable Housing) was transferred from Commercial to Wholesale Banking.

4.	Trustee Management was transferred from Commercial to Corporate Other and Treasury.

5.	TransPlatinum, which handles Fleet One fuel cards, was transferred from Commercial to Corporate Other and Treasury. In September 2008, TransPlatinum was sold to Fleet One Holdings LLC.

6.

Certain Middle Market clients and relationship managers were transferred from Commercial to Wholesale Banking. Because this transfer included the movement of individual clients and relationship managers, balance, income, and expense from prior periods remained in the Retail and Commercial Banking segment.

In this section, we discuss the performance and financial results of our business segments. For more financial details on business segment disclosures, see Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements.

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

Wholesale Banking

Wholesale Banking’s primary businesses include Middle Market which serves commercial clients with $100 million to $750 million in annual revenue, Corporate Banking which serves clients with greater than $750 million in annual revenue, Commercial Real Estate which serves commercial and residential developers and investors, and SunTrust Robinson Humphrey. Corporate Banking is focused on selected industry sectors: consumer and retail, financial services and technology, energy, healthcare, and diversified while Middle Market is more geographically focused. Through SunTrust Robinson-Humphrey, Wholesale Banking offers a full range of capital markets services to its clients, including strategic advice, capital raising and financial risk management. These capital markets services are also provided to Commercial and Wealth and Investment Management clients. In addition, Wholesale Banking offers traditional lending, leasing, and treasury management services to its clients and also refers clients to Wealth and Investment Management. Commercial Real Estate also offers specialized investments delivered through SunTrust Community Capital, LLC.

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

Institutional Investment Management is comprised of RidgeWorth, retirement services, endowment and foundation services, as well as institutional asset services (including corporate agency). RidgeWorth, which serves as investment manager for the RidgeWorth Funds (formerly STI Classic Funds) and individual clients, is an investment advisor registered with the Securities and Exchange Commission. RidgeWorth is also a holding company with varied levels of ownership in other institutional asset management boutiques thereby offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix Investment Advisors, Silvant Capital Management, StableRiver Capital Management, and Zevenbergen Capital Investments. Retirement Services provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. Endowment and Foundation Services provides bundled administrative and investment solutions (including planned giving, charitable trustee, and foundation grant administration services) for non-profit organizations. Institutional Asset Services (“IAS”) provides custody, master custody, and various administrative services for both non-profit and for-profit organizations. These organizations include colleges and universities, hospitals, foundations, endowments, insurance companies and government entities. Corporate Agency Services, a specialized group within IAS, targets corporations, governmental entities and attorneys requiring escrow services.

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. The majority of the support, operational, and overhead costs associated with the Corporate Other and Treasury have been allocated to the functional segments with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages our facilities; Marketing, which handles advertising, product management, customer information functions, and internet banking; SunTrust Online, which handles customer phone inquiries and phone sales and manages the Internet banking functions; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, planning, tax, and treasury. Other functions included in Corporate Other and Treasury are corporate risk management, legal and compliance, branch operations, corporate strategies, procurement, and the executive management group. Finally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•

Net interest income – All net interest income is presented on a fully taxable-equivalent basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched maturity funds mismatch is generally attributable to the corporate balance sheet management strategies as well as changes in the shape of the yield curve.

•	Provision for loan losses – Represents net charge-offs by segment. The difference between the segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

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

The following analysis details the operating results for each line of business for the three and nine month periods ended September 30, 2008 and 2007. Prior periods have been restated to conform to the current period’s presentation.

Net Income	Table 16

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Retail and Commercial	$64,690	$202,755	$283,027	$612,537
Wholesale Banking	42,061	32,316	206,482	243,803
Mortgage	(156,145)	(12,509)	(276,810)	35,862
Wealth and Investment Management	4,434	61,188	153,332	183,811
Corporate Other and Treasury	301,669	46,182	776,895	250,493
Reconciling Items	55,735	90,232	435	296,386

Average Loans and Deposits				Table 17

	Three Months Ended September 30
	Average loans		Average deposits
(Dollars in thousands)(Unaudited)	2008	2007	2008	2007
Retail and Commercial	$51,366,891	$51,871,391	$79,947,704	$79,076,185
Wholesale Banking	34,726,824	29,492,332	9,328,409	5,306,665
Mortgage	31,098,274	30,084,217	2,307,842	2,322,876
Wealth and Investment Management	8,217,760	7,848,930	9,581,356	9,608,257
Corporate Other and Treasury	251,811	294,469	14,963,181	21,539,537

	Nine Months Ended September 30
	Average loans		Average deposits
	2008	2007	2008	2007
Retail and Commercial	$51,042,034	$51,442,408	$80,630,196	$80,235,275
Wholesale Banking	33,727,611	29,299,307	8,968,591	4,917,472
Mortgage	31,598,472	30,629,171	2,275,990	2,166,451
Wealth and Investment Management	8,102,610	8,022,472	9,721,176	9,753,449
Corporate Other and Treasury	253,189	380,272	14,985,047	24,342,325

Retail and Commercial Banking

Three Months Ended September 30, 2008 vs. 2007

Retail and Commercial Banking net income for the third quarter of 2008 was $64.7 million, a decrease of $138.1 million, or 68.1%, compared to the third quarter of 2007. This decrease was primarily the result of higher provision expense due to home equity line and commercial net charge-offs, lower deposit related net interest income and higher credit-related noninterest expense, partially offset by strong growth in service charges on deposits.

Net interest income decreased $51.6 million, or 7.3%, driven by a shift in deposit mix and compressed spreads due to increased competition for deposits. Average deposits increased $0.9 billion, or 1.1%, while deposit spreads decreased 18 basis points resulting in a $32.8 million decrease in net interest income. Low cost demand deposit and savings accounts decreased a combined $1.3 billion, or 6.7%, primarily in commercial demand deposits while higher cost NOW and money market accounts increased a combined $2.6 billion, or 7.4%. Certificates of deposit and IRA accounts dropped $0.4 billion, or 1.7%, although spreads increased slightly. Net interest income from loans decreased $11.8 million as average loan balances declined $0.5 billion, or 1.0%. Average loan balances declined approximately $2.2 billion related to the migration of middle market clients from the Retail and Commercial line of business to Wholesale Banking. This decline was substantially offset by loan growth from the GB&T acquisition, commercial loans, equity lines, and student loans.

Provision for loan losses increased $151.1 million over the same period in 2007. The provision increase was most pronounced in home equity lines, reflecting deterioration in the residential real estate market, and commercial loans, primarily to clients with annual revenue of less than $5 million.

Total noninterest income increased $30.2 million, or 9.4%, from the third quarter of 2007. This increase was driven primarily by a $22.1 million, or 11.6%, increase in service charges on deposit accounts from both consumer and business accounts primarily due to growth in the number of accounts, higher NSF rates and an increase in occurrences of NSF fees. Interchange fees increased $7.4 million, or 14.6%, and ATM revenue increased $3.0 million, or 10.1%.

Total noninterest expense increased $47.1 million, or 7.4%, from the third quarter of 2007. This increase was driven primarily by higher credit related expenses including operating losses due to fraud, shared corporate overhead expense, and continued investment in the branch distribution network.

Nine Months Ended September 30, 2008 vs. 2007

Retail and Commercial Banking net income for the nine months ended September 30, 2008 was $283.0 million, a decrease of $329.5 million, or 53.8%, compared to the same period in 2007. This decrease was primarily the result of higher provision expense due to home equity line and commercial net charge-offs, lower net interest income related to deposit spreads and higher credit-related noninterest expense, partially offset by strong growth in service charges on deposits.

Net interest income decreased $201.4 million, or 9.4%, driven by a continued shift in deposit mix and decreased spreads as deposit competition and the interest rate environment encouraged customers to migrate into higher yielding interest-bearing deposits. Average deposit balances increased $0.4 billion, or 0.5%, while deposit spreads decreased 30 basis points resulting in a $172.7 million decrease in net interest income. Low cost demand deposit and savings accounts decreased a combined $1.9 billion, or 9.4%, driven by a decrease in commercial demand, while higher cost NOW and money market accounts increased a combined $2.4 billion, or 7.0%. Net interest income from loans decreased $21.8 million, or 2.8%, as average loan balances declined $0.4 billion, or 0.8%. The transfer of middle market clients to the Wholesale Banking line of business decreased average loans by approximately $2.1 billion and was partially offset by loans acquired in the GB&T acquisition and growth in commercial loans, equity lines and student loans.

Provision for loan losses increased $409.0 million over the same period in 2007. The provision increase was most pronounced in home equity lines, indirect auto, as well as in commercial loans primarily to clients with annual revenue of less than $5 million.

Total noninterest income increased $101.6 million, or 11.0%, over the same period in 2007. This increase was driven primarily by a $69.2 million, or 13.0%, increase in service charges on both consumer and business deposit accounts, primarily due to growth in the number of accounts, higher NSF rates and an increase in occurrences of NSF fees. Interchange fees increased $22.3 million, or 15.0%, while ATM revenue also increased $7.1 million, or 8.0%.

Total noninterest expense increased $15.9 million, or 0.8%, from the same period in 2007. The continuing positive impact of expense savings initiatives was offset by higher credit-related expenses, including operating losses due to borrower fraud, and continued investments in the branch distribution network.

Wholesale Banking

Three Months Ended September 30, 2008 vs. 2007

Wholesale Banking net income for the third quarter of 2008 was $42.1 million, an increase of $9.7 million, or 30.2%, compared to the third quarter of 2007. Lower mark-to-market trading losses and higher investment banking income was partially offset by higher incentive based compensation as well as decreased net interest income and increased provision expense.

Net interest income decreased $10.8 million, or 7.6%. While average loan balances increased $5.2 billion, or 17.7%, the corresponding net interest income declined $13.1 million, or 11.4%. Approximately $2.2 billion of the increase is related to the migration of middle market clients from the Retail and Commercial line of business to the Wholesale Banking line of business. Average loans in the legacy Wholesale Banking line of business increased approximately $3.1 billion, or 10.5%, driven by growth from large corporate clients partially offset by reductions in the residential builder portfolio. The decline in loan related net interest income is due to a shift in mix away from higher spread residential construction loans to lower spread commercial loans, as well as increased residential construction nonaccrual loans. Total average deposits were up $4.0 billion, or 75.8%, primarily in higher cost corporate money market and Eurodollar accounts. The net interest income associated with the higher cost deposit categories was relatively flat as the additional volume was offset by lower deposit spreads.

Provision for loan losses was $32.3 million, an increase of $16.8 million, or 108.9%, from the same period in 2007. The increase resulted from higher residential builder-related charge-offs partially offset by lower charge-offs from large corporate clients.

Total noninterest income increased $85.8 million, or 118.4%. Solid performance in loan syndications, fixed income sales, direct finance, equity offerings and leasing, as well as lower mark-to-market trading losses primarily related to structured products, were in part offset by lower revenues in bond origination and structured leasing.

Total noninterest expense increased $24.2 million, or 13.5%. The migration of middle market clients accounted for approximately $6.7 million of the increase. The remainder of Wholesale Banking expenses increased $17.5 million, or 9.8%, driven primarily by higher incentive based compensation primarily related to an increase in noninterest income, partially offset by lower Affordable Housing related and discretionary expenses.

Nine Months Ended September 30, 2008 vs. 2007

Wholesale Banking net income for the nine months ended September 30, 2008 was $206.5 million, a decrease of $37.3 million, or 15.3%, compared to the same period in 2007. Lower mark-to-market trading losses were offset by reductions in private equity gains, higher incentive based compensation, as well as decreased net interest income and increased provision expense.

Net interest income decreased $26.3 million, or 6.1%. Average loan balances increased $4.4 billion, or 15.1%, while the corresponding net interest income declined $23.2 million, or 6.7%. Approximately $2.1 billion of the average loan increase is related to the migration of middle market clients from the Retail and Commercial line of business to the Wholesale Banking line of business. Average loans in the legacy Wholesale line of business increased $2.3 billion, or 8.0%, driven by increased corporate banking loans, which were partially offset by reductions in the residential builder portfolio. The decline in net interest income is due to a shift in mix away from higher spread residential construction loans to lower spread commercial loans and increased residential construction nonaccrual loans. Total average deposits were up $4.1 billion, or 82.4%, primarily in higher cost corporate money market and Eurodollar accounts. The associated net interest income decreased $5.5 million driven by the lower credit for funds on demand deposits. The net interest income associated with the higher cost deposit categories was relatively flat as the additional volume was offset by the lower deposit spreads.

Provision for loan losses was $55.6 million, an increase of $21.7 million, or 64.1%, from the same period in 2007, resulting from higher residential builder related charge-offs partially offset by lower charge-offs in corporate banking.

Total noninterest income increased $49.8 million, or 10.7%. Lower mark-to-market trading losses mainly affecting structured products was the main driver of the increase. Solid performance in loan syndications, fixed income and equity sales and trading, equity offerings and leasing were, in part, offset by a reduction in private equity gains and lower revenues in structured leasing, derivatives and M&A advisory.

Total noninterest expense increased $38.6 million, or 6.8%. The transfer of middle market clients accounted for approximately $19.7 million of the increase. The remainder of Wholesale Banking’s expense increased primarily due to higher incentive based compensation primarily related to a 45% increase in capital markets noninterest income. In addition, higher outside processing and credit services expenses were partially offset by lower Affordable Housing, personnel, and discretionary expenses.

Mortgage

Three Months Ended September 30, 2008 vs. 2007

Mortgage reported a net loss of $156.1 million for the third quarter of 2008, a $143.6 million higher loss compared with the third quarter of 2007. The larger net loss was principally due to higher credit-related costs.

Net interest income declined $23.5 million, or 18.0%. Average loans increased $1.0 billion, or 3.4%, while net interest income on loans declined $19.9 million, or 22.8%. This decline was principally due to a $1.2 billion increase in average nonaccrual loans which resulted in $12.1 million of the net interest income decline. Additionally, average consumer mortgage and residential construction loans declined $0.3 billion resulting in a net interest income decline of $7.4 million. Also contributing to the decrease was a $4.0 million decline in net interest income on deposits primarily related to a lower credit for funds on demand deposits.

Provision for loan losses increased $113.1 million over the $11.7 million recorded in the third quarter of 2007 due to higher residential mortgage and residential construction net charge-offs.

Total noninterest income increased $38.5 million, or 42.8%. Mortgage production income increased $29.6 million, or 148.4%. Total loan production of $8.1 billion was down $4.5 billion, or 35.5%; however, valuation losses due to spread widening in the mortgage market were lower in 2008 and offset the negative effect of lower loan production. Servicing income increased $5.8 million, or 10.2%. Higher service fees due to a larger servicing portfolio were only partially offset by higher Mortgage Servicing Rights (“MSR”) amortization. Total loans serviced at September 30, 2008 were $159.3 billion compared with $149.9 billion at September 30, 2007.

Total noninterest expense increased $129.7 million, or 55.0%. Operating losses increased $71.6 million principally driven by fraud related to borrower misrepresentation, while reserves for mortgage reinsurance losses increased $47.9 million. Other real estate and collection services expenses increased $38.1 million. Commission expense was down $19.5 million due to lower loan production as were other origination-related expenses.

Nine Months Ended September 30, 2008 vs. 2007

Mortgage reported a net loss of $276.8 million for the nine months ended September 30, 2008, a decrease of $312.7 million compared to net income of $35.9 million reported in the same period in 2007 principally due to higher credit-related costs and lower servicing income.

Net interest income declined $33.2 million, or 8.4%. Average loans increased $1.0 billion, or 3.2%, while the resulting net interest income declined $48.2 million. This decline was principally due to a $1.1 billion increase in average nonaccrual loans which contributed $32.6 million to the decline in net interest income. Additionally, the changing mix in portfolio assets drove an income decline of $15.5 million, as declining construction perm and Alt-A balances were replaced with lower yielding prime first lien mortgages. Average deposits increased $0.1 billion, or 5.1%, while the resulting net interest income decreased $6.4 million due primarily to lower funds credit for demand deposits. Partially offsetting the decline was higher income from loans held for sale of $26.7 million due to wider spreads and higher income from mortgage-backed securities of $19.4 million.

Provision for loan losses increased $316.1 million, to $351.1 million from $35.0 million, due to higher residential mortgage and residential construction net charge-offs.

Total noninterest income increased $103.9 million, or 39.1%. Total loan production of $29.2 billion was down $16.2 billion, or 35.7%, from the prior year. While production income was negatively affected by lower loan production, total production income increased $138.9 million, or 200.8%, due to lower valuation losses resulting from spread widening in the mortgage market in 2008 and recognition of loan origination fees resulting from our election to record certain mortgage loans at fair value beginning in May 2007. Servicing income was down principally due to higher MSR amortization and hedge costs and lower gains on sale of mortgage servicing assets. These declines were partially offset by higher service fees due to a larger servicing portfolio. Total loans serviced at September 30, 2008 were $159.3 billion compared with $149.9 billion at September 30, 2007.

Total noninterest expense increased $254.5 million, or 43.5%. Operating losses increased $101.8 million principally driven by fraud related to borrower misrepresentation. Reserves for mortgage reinsurance losses increased $80.4 million while other real estate expense and collection services expense increased $70.8 million. Additionally, the recognition of loan origination costs resulting from our election to record certain mortgage loans at fair value beginning in May 2007 increased noninterest expense compared with the prior year. These increases were partially offset by lower commission expense which was down $58.7 million due to lower loan production.

Wealth and Investment Management

Three Months Ended September 30, 2008 vs. 2007

Wealth and Investment Management’s net income for the third quarter of 2008 was $4.4 million, a decrease of $56.8 million, or 92.8%. The decline in net income was primarily the result of a mark-to-market loss on a single security. In September 2008, we purchased $70 million of Lehman Brothers Holdings Inc. (“Lehman”) bonds, at par, from the RidgeWorth Prime Quality Money Market Fund in order to protect our clients from possible losses associated with Lehman’s default. Subsequent to purchase, a $63.5 million pre-tax mark-to-market loss was recorded reflecting the fair value as of September 30, 2008.

Net interest income decreased $3.1 million, or 3.6%, primarily due to compressed spreads on loans and deposits. Average deposits were down 0.3% and net interest income declined $1.6 million, or 2.9%, primarily related to a lower credit for funds on demand deposits. Average loans increased $0.4 billion, or 4.7%, driven by a $240.7 million increase in commercial loans. However, the increase in balances was offset by decreased spreads in both the consumer and commercial portfolios resulting in a $2.3 million decrease in net interest income.

Provision for loan losses increased $7.2 million primarily due to higher home equity, consumer direct, and consumer mortgage net charge-offs.

Total noninterest income decreased $96.7 million, or 37.4%, driven by the $63.5 million mark-to-market loss on the Lehman bonds and the sale of Lighthouse Partners and First Mercantile Trust. Retail investment income increased $0.9 million, or 1.3%, due to higher annuity sales and recurring managed account fees. Trust income decreased $27.5 million, or 15.7%, primarily due to lower revenue streams stemming from the sale of Lighthouse Partners and First Mercantile Trust and lower market valuations on managed equity assets. As of September 30, 2008, assets under management were approximately $129.4 billion compared to $142.9 billion as of September 30, 2007. Assets under management include individually managed assets, the RidgeWorth Funds, institutional assets managed by RidgeWorth Capital Management, and participant-directed retirement accounts. Our total assets under advisement were approximately $218.3 billion, which includes $129.4 billion in assets under management, $51.4 billion in non-managed trust assets, $35.9 billion in retail brokerage assets, and $1.6 billion in non-managed corporate trust assets.

Total noninterest expense decreased $17.5 million, or 7.1%, driven by lower staff and discretionary expenses, as well as lower structural expense resulting from the sale of Lighthouse Partners and First Mercantile Trust.

Nine Months Ended September 30, 2008 vs. 2007

Wealth and Investment Management’s net income for the nine months ended September 30, 2008 was $153.3 million, a decrease of $30.5 million, or 16.6%, from the prior year. The following transactions represented $13.6 million of the year-over-year decline:

•	$39.4 million decrease due to the after-tax impact of the mark-to-market loss on Lehman bonds.
•	$55.4 million increase due to the after-tax gain on sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008.
•	$18.4 million increase due to the after-tax gain on the sale of First Mercantile Trust in the second quarter of 2008.
•	$27.9 million decrease due to the after-tax impairment charge on a client-based intangible asset incurred in the second quarter of 2008.
•	$20.1 million decrease due to the after-tax gain resulting from the sale upon merger of Lighthouse Partners into Lighthouse Investment Partners in the first quarter of 2007.

Net interest income decreased $17.1 million, or 6.4%, primarily due to a shift in deposit mix to higher cost deposits. Average deposits were practically unchanged as declines in demand deposits and savings accounts were offset by increases in higher-cost NOW and money market accounts. This shift in deposit mix coupled with compressed spreads due to increased competition for deposits resulted in a $13.2 million decrease in net interest income. Average loans increased slightly as growth in commercial loans was partially offset by declines in higher spread consumer loans resulting in a $3.6 million decline in net interest income.

Provision for loan losses increased $10.9 million, or 183.9%, driven by higher home equity, consumer direct, and consumer mortgage net charge-offs.

Total noninterest income decreased $32.1 million, or 4.0%, compared to the nine months ended September 30, 2007 driven by the $63.5 million mark-to-market loss on Lehman bonds. This decline was partially offset by a $29.6 million gain on sale of First Mercantile Trust and $28.7 million of incremental revenue from the sale of our Lighthouse Partners investment. Retail investment income increased $9.6 million, or 4.7%, due to higher annuity sales and higher recurring managed account fees. Trust income decreased $48.0 million, or 9.4%, primarily due to the aforementioned sales of Lighthouse Partners and First Mercantile Trust which resulted in a $37.4 million decline in trust income.

Total noninterest expense decreased $9.6 million, or 1.3%. This decline includes a $45.0 million impairment charge on a client based intangible incurred in the second quarter of 2008. Noninterest expense before intangible amortization declined $50.9 million, or 6.8%, driven by lower staff, discretionary, and indirect expenses, as well as lower structural expense resulting from the sales of Lighthouse Partners and First Mercantile Trust.

Corporate Other and Treasury

Three Months Ended September 30, 2008 vs. 2007

Corporate Other and Treasury’s net income for the third quarter of 2008 was $301.7 million, an increase of $255.5 million, compared to the third quarter of 2007. The increase was driven by the release of a deferred tax liability related to the charitable contribution of Coke stock, net positive valuations on long-term debt and related hedges carried at fair value, lower mark-to-market losses on trading securities and the gain on sale of the TransPlatinum subsidiary. These increases were partially offset by the expected market valuation loss from our offer to purchase certain ARS.

Net interest income increased $93.5 million over the same period in 2007 mainly due to interest risk management activities. Total average assets decreased $2.3 billion, or 10.9%, mainly due to the reduction in the size of the investment portfolio as part of our overall balance sheet management strategy. Total average deposits decreased $6.6 billion, or 30.5%, mainly due to a decrease in brokered deposits, as we reduced our reliance on wholesale funding sources.

Provision for loan losses increased $0.1 million from the same period in 2007.

Total noninterest income increased $407.2 million in the third quarter of 2008 compared to the same period in 2007. Of the increase, $278.0 million was driven by net valuation gains on publicly-traded debt. These net valuation gains are primarily due to the significant widening in credit spreads on our publicly-traded debt and related hedges carried at fair value. There was also an increase of $177.7 million in securities gains primarily from the gain on the contribution of Coke stock and a gain of $81.8 million on sale of the TransPlatinum subsidiary. These increases were partially offset by the expected market valuation write-down of $172.8 million on ARS.

Total noninterest expense increased $192.2 million compared to the third quarter of 2007. The increase in expense was mainly due to a $183.4 million charitable contribution of Coke stock.

Nine Months Ended September 30, 2008 vs. 2007

Corporate Other and Treasury’s net income for the nine months ended September 30, 2008 was $776.9 million, an increase of $526.4 million, from the same period in 2007. The increase was driven by securities gains primarily related to the incremental gains on the sale and contribution of Coke stock, net valuation gains on our publicly-traded debt and related hedges carried at fair value, and the gain on sale of certain businesses. These increases were partially offset by the expected market valuation loss from the offer to purchase certain ARS and mark-to-market valuation losses on illiquid trading securities.

Net interest income increased $229.2 million over the same period in 2007 mainly due to interest rate risk management activities. Total average assets decreased $4.6 billion, or 18.6%, mainly due to the reduction in the size of the investment securities portfolio. Total average deposits decreased $9.4 billion, or 38.4%, mainly due to a decrease in brokered and foreign deposits as we reduced our reliance on wholesale funding sources.

Provision for loan losses decreased $0.7 million from the same period in 2007.

Total noninterest income increased $679.1 million compared to the same period in 2007 mainly due to a $497.4 million increase in gains on the sale and contribution of Coke stock. Additionally, there was an $86.3 million gain on holdings of Visa in connection with its initial public offering, an $81.8 million gain on sale of TransPlatinum, and an additional $37.0 million gain from the sale/leaseback of real estate properties. Noninterest income also included an additional increase of $422.5 million of net positive mark-to-market valuations on our public debt and related hedges carried at fair value. These valuations reflect the widening in the credit spreads on our publicly-traded debt carried at fair value. These gains were partially offset by $176.6 million in net valuation losses on illiquid trading securities, an expected loss of $172.8 million on ARS, an $81.0 million decrease due to gains on trading assets and liabilities recorded in 2007 related to our adoption of fair value accounting standards, and $58.4 million of securities losses during this period driven by market value impairment of $81.8 million related primarily to certain asset-backed securities that were estimated to be other-than-temporarily impaired.

Total noninterest expense increased $223.0 million from the same period in 2007. The increase in expense was mainly due to the $183.4 million charitable contribution of Coke stock.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2008. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Auction Rate Securities (“ARS”)

As previously disclosed, STRH and STIS entered into an agreement in principle with FINRA in September, 2008 related to the sale and brokerage of ARS. While the agreement in principle is non-binding, the Company continues to pursue a final settlement. Among other things, the agreement in principle contemplates that the Company will repurchase ARS at par from certain investors. See Note 14, “Contingencies,” to the Consolidated Financial Statements for additional information.

Other

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

The Company adopted additional risk factors and amended its existing risk factors. The Company filed a complete list of these risk factors as Exhibit 99.3 to its current report on Form 8-K filed on October 23, 2008, and such exhibit is incorporated herein by reference. The foregoing risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2008:

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	1,952	$60.68	-	30,000,000	-	-	-	-
February 1-29	12,357	63.49	-	30,000,000	-	-	-	-
March 1-31	2,255	57.74	-	30,000,000	-	-	-	-

Total first quarter 2008	16,564	$62.38	-		-	-	-	-

April 1-30	1,657	$57.41	-	30,000,000	-	-	-	-
May 1-31	613	58.70	-	30,000,000	-	-	-	-
June 1-30	-	-	-	30,000,000	-	-	-	-

Total second quarter 2008	2,270	$57.76	-		-	-	-	-

July 1-31	-	-	-	30,000,000	-	-	-	-
August 1-31	-	-	-	30,000,000	-	-	-	-
September 1-30	-	-	-	30,000,000	-	-	-	-

Total third quarter 2008	-	-	-		-	-	-	-

Total year-to-date 2008	18,834	$61.82	-		-	-	-	-

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

2This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the nine months ended September 30, 2008, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 1,952 shares in January 2008 at an average price per share of $60.68; 12,357 shares in February 2008 at an average price per share of $63.49; 2,255 shares in March 2008 at an average price per share of $57.74; 1,657 shares in April 2008 at an average price per share of $57.41; 613 shares in May 2008 at an average price per share of $58.70; and zero shares in June, July, August and September 2008.

3On August 14, 2007, the Board of Directors authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of November, 2008.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)