Form 10-K
period 2008-12-31
SUNTRUST BANKS INC
filed 2009-03-02
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2008 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates at June 30, 2008 was approximately $12.7 billion, based on the New York Stock Exchange closing price for such shares on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

At February 18, 2009, 356,681,867 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated herein by reference, pursuant to Instruction G of Form 10-K, to SunTrust’s Definitive Proxy Statement for its 2008 Annual Shareholder’s Meeting, which will be filed with the Commission no later than April 30, 2009 (the “Proxy Statement”).

PART I

Item 1.	BUSINESS

General

SunTrust Banks, Inc. (“SunTrust”, the “Company”, “we”, “us”, or “our”), one of the nation’s largest commercial banking organizations, is a diversified financial services holding company whose businesses provide a broad range of financial services to consumer and corporate clients. SunTrust was incorporated in 1984 under the laws of the State of Georgia. The principal executive offices of the Company are located in the SunTrust Plaza, Atlanta, Georgia 30308.

Additional information relating to our businesses and our subsidiaries is included in the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), and Note 22, “Business Segment Reporting,” to the Consolidated Financial Statements in Item 8 of this report.

Primary Market Areas

Through its flagship subsidiary SunTrust Bank, the Company provides deposit, credit, and trust and investment services. Additional subsidiaries provide mortgage banking, asset management, securities brokerage, capital market services and credit-related insurance. SunTrust enjoys strong market positions in some of the most attractive markets in the United States and operates primarily within Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within the geographic footprint, SunTrust operated under four business segments during 2008. These business segments were: Retail & Commercial, Wholesale Banking, Mortgage, and Wealth and Investment Management. In addition, SunTrust provides clients with a selection of technology-based banking channels, including the Internet, automated teller machines, PC and twenty-four hour telebanking. SunTrust’s client base encompasses a broad range of individuals and families, businesses, institutions, and governmental agencies.

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

We completed the sale of our minority interest in Lighthouse Investment Partners, LLC on January 2, 2008 and effective May 1, 2008, we acquired GB&T Bancshares, Inc. (“GB&T”). On May 30, 2008, we sold our interests in First Mercantile Trust Company (“First Mercantile”), a retirement plan services subsidiary. Moreover, on September 2, 2008, we sold our fuel card business, TransPlatinum to Fleet One Holdings LLC. Additional information on these and other acquisitions and dispositions is included in Note 2, “Acquisitions/Dispositions,” to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Government Supervision and Regulation

As a bank holding company and a financial holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and, in limited circumstances described herein, the United States Department of the Treasury (the “Treasury”). The Company’s principal banking subsidiary, SunTrust Bank, is a Georgia state chartered bank with branches in Georgia, Florida, the District of Columbia, Maryland, Virginia, North Carolina, South Carolina, Tennessee, Alabama, West Virginia, Mississippi and Arkansas. SunTrust Bank is a member of the Federal Reserve System, and is regulated by the Federal Reserve, the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance.

The Company’s banking subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain cash reserves against deposits, restrictions on the types and amounts of loans that may be made, and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the bank and its subsidiaries. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state, subject to certain restrictions. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Moreover, a bank and its affiliates may not, after the acquisition of another bank, control more than 10% of the amount of deposits of insured depository institutions in the United States. In addition, certain states may have limitations on the amount of deposits any bank may hold within that state.

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

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill (net of any qualifying deferred tax liability) and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatorily convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount and a portion of the unrealized gain on equity securities. The sum of Tier 1 and Tier 2 capital represents the Company’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. In addition, the Company, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (“well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

There are various legal and regulatory limits on the extent to which the Company’s subsidiary bank may pay dividends or otherwise supply funds to the Company. In addition, federal and state bank regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the Deposit Insurance Fund (“DIF”) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC recently increased the amount of deposits it insures from $100,000 to $250,000. This increase is temporary and will continue through December 31, 2009. Additionally, under the temporary liquidity guarantee program (the “TLGP”), transactional accounts are fully insured, as described below. The Company’s banking subsidiary pays an insurance premium into the DIF based on the total amount in each individual deposit account held at the Company’s banking subsidiary, up to $250,000 for each account. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Recently, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly by seven (7) basis points for first quarter 2009. The assessment scale for first quarter 2009 will range from twelve (12) basis points of assessable deposits for the strongest institutions to fifty (50) basis points for the weakest.

On October 14, 2008, the FDIC announced the TLGP that guarantees certain debt issued and the transactional accounts of financial institutions. The Company has opted to participate in both the FDIC’s debt guarantee and transaction account guarantee programs. The FDIC assesses insurance premiums from participating depository institutions to fund the FDIC’s obligations under both the debt guarantee program and the transaction account guarantee program. With respect to the debt guarantee program, the FDIC insures all senior, unsecured debt with a maturity of 31 days or more until the earlier of (i) June 30, 2012 or (ii) the maturity of the debt. The FDIC assesses a fee, payable upon issuance, for participation in the debt guarantee program (a) for debt with a maturity of 180 days or less, an amount equal to the product of the total amount of the debt issued, the term of the debt expressed in years and 50 basis points; (b) for debt with a maturity of 181 days to 364 days, an amount equal to the product of the total amount of the debt issued, the term of the debt expressed in years and 75 basis points; and (c) for debt with a maturity of greater than 365 days, an amount equal to the product of the total amount of the debt issued, the term of the debt expressed in years and 100 basis points. With respect to the transaction account guarantee program, the FDIC insures the funds in all non-interest bearing transactional accounts greater than $250,000 until December 31, 2009. The FDIC assesses a quarterly annualized fee equal to the product of 10 basis points and the sum of the amount by which the non-interest bearing transactional accounts of the Company’s banking subsidiary have funds greater than $250,000 in each account.

FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness.

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

The USA Patriot Act of 2001 (“Patriot Act”) substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, including those of non-U.S. institutions that have a correspondent relationship in the United States; and clarifies the safe harbor from civil liability to clients. The Treasury has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions, or persons that are involved in private banking for “non-United States persons” or their representatives, to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators are focusing their examinations on anti-money laundering compliance, and the Company continues to enhance its anti-money laundering compliance programs.

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

The Company is subject to the rules and regulations promulgated under the Emergency Economic Stabilization Act of 2008 (“EESA”) by virtue of the Company’s sale of preferred stock to the Treasury. The statute and regulations include certain limitations on compensation for senior executives, dividend payments, and payments to senior executives upon termination of employment. Additional information relating to the restrictions on dividends and redemptions is included in the information set forth in Item 7 of this report under the caption, “Liquidity Risk.” Furthermore, under rules and regulations of EESA to which the Company is subject, no dividends may be declared or paid on the Company’s common stock and the Company may not repurchase or redeem any common stock unless dividends due with respect to Senior Preferred Shares have been paid in full. Moreover, the consent of the Treasury will be required for any increase in the per share dividends on the Company’s common stock, beyond the per share dividend declared prior to October 14, 2008 ($0.77 per share per quarter) until the third anniversary of the date of Treasury’s investment; unless prior to the third anniversary, the Senior Preferred Shares are redeemed in whole or the Treasury has transferred all of its shares to third parties. Under this provision the Company could reduce its dividend and subsequently restore it to no more than $0.77 per share per quarter at any time. Additionally, if the Company pays a dividend in excess of $0.54 per share before the tenth anniversary then the anti-dilution provisions of the U.S. Treasury’s warrants will reduce its exercise price and increase the number of shares issuable upon exercise of the warrant.

Because of the Company’s participation in EESA, the Treasury is permitted to determine whether the public disclosure required for the Company with respect to the Company’s off-balance sheet transactions, derivative instruments, contingent liabilities and similar sources of exposure are adequate to provide the public sufficient information as to the true financial position of the Company. If the Treasury were to determine that such disclosure is not adequate for such purpose, the Treasury will make additional recommendations for additional disclosure requirements to the Federal Reserve, the Company’s primary federal regulator.

Because of the Company’s participation in EESA, the Company is subject to certain restrictions on its executive compensation practices, which are discussed in Item 11 of this report.

The Company’s non-banking subsidiaries are regulated and supervised by various regulatory bodies. For example, SunTrust Robinson Humphrey, Inc. is a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority, Inc. (“FINRA”). SunTrust Investment Services, Inc. is also a broker-dealer and investment adviser registered with the SEC and a member of the FINRA. RidgeWorth Capital Management, Inc. (“RidgeWorth;” formerly Trusco Capital Management, Inc.) and several of Ridgeworth’s subsidiaries are investment advisers registered with the SEC.

In addition, there have been a number of legislative and regulatory proposals that would have an impact on the operation of bank/financial holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on us.

Competition

SunTrust operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. The Company also faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Although non-banking financial institutions may not have the same access to government programs enacted under EESA or the TLGP, those non-banking financial institutions may elect to become financial holding companies and gain such access. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company conducts business. Some of the Company’s competitors have greater financial resources or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect the Company’s profitability.

As a result of recent economic events, there has been an increase in the number of failures and acquisitions of commercial and investment banks, including large commercial and investment banks. This has allowed certain larger financial institutions to acquire a presence in our footprint. Additionally, certain large financial institutions that were formerly engaged primarily in investment banking activities have amended their charters to become regulated commercial banks, thereby increasing the direct competitors to the Company. Consequently, merger activity has increased within the banking industry.

The Company’s ability to expand into additional states remains subject to various federal and state laws. See “Government Supervision and Regulation” for a more detailed discussion of interstate banking and branching legislation and certain state legislation.

Employees

As of December 31, 2008, there were 29,333 full-time equivalent employees within SunTrust. None of the domestic employees within the Company are subject to a collective bargaining agreement. Management considers its employee relations to be good.

Additional Information

See also the following additional information which is incorporated herein by reference: Business Segments (under the captions “Business Segments” in Item 7, the MD&A, and “Business Segment Reporting” in Note 22 to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data); Net Interest Income (under the captions “Net Interest Income/Margin” in the MD&A and “Selected Financial Data” in Item 6); Securities (under the caption “Securities Available for Sale” in the MD&A and Note 5 to the Consolidated Financial Statements); Outstanding Loans and Leases (under the caption “Loans” in the MD&A and Note 6 to the Consolidated Financial Statements); Deposits (under the caption “Deposits” in the MD&A); Short-Term Borrowings (under the captions “Liquidity Risk” and “Other Short-Term Borrowings and Long-Term Debt” in the MD&A and Note 10 “Other Short-Term Borrowings and Contractual Commitments” to the Consolidated Financial Statements); Trading Activities in the MD&A and Trading Assets and Liabilities (under the caption “Trading Assets and Liabilities” in the MD&A and “Trading Assets and Liabilities” and “Fair Value Election and Measurement” in Notes 4 and 20, respectively, to the Consolidated Financial Statements); Market Risk Management (under the caption “Market Risk Management” in the MD&A); Liquidity Risk Management (under the caption “Liquidity Risk” in the MD&A); and Operational Risk Management (under the caption “Operational Risk Management” in the MD&A).

SunTrust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) are available on the Company’s website at www.suntrust.com under the Investor Relations Section as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to the SEC. The public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. In addition, SunTrust makes available on its website at www.suntrust.com under the heading Corporate Governance its: (i) Code of Ethics; (ii) Corporate Governance Guidelines; and (iii) the charters of SunTrust Board committees, and also intends to disclose any amendments to its Code of Ethics, or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, on its website. These corporate governance materials are also available free of charge in print to shareholders who request them in writing to: SunTrust Banks, Inc., Attention: Investor Relations, P.O. Box 4418, Mail Code GA-ATL-634, Atlanta, Georgia 30302-4418.

The Company’s Annual Report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing financial statements of the Company and its consolidated subsidiaries.

Item 1A.	RISK FACTORS

Possible Additional Risks

The risks listed here are not the only risks we face. Additional risks that are not presently known, or that we presently deem to be immaterial, also could have a material adverse effect on our financial condition, results of operations, business, and prospects.

Recent Market, Legislative, and Regulatory Events

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities (“ABS”) but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit and fraud losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Numerous facts and circumstances are considered when evaluating the carrying value of our goodwill. One of those considerations is the market capitalization of the Company, evaluated over a reasonable period of time, in relation to the aggregate estimated fair value of the reporting units. While this comparison provides some relative market information regarding the estimated fair value of the reporting units, it is not determinative and needs to be evaluated in the context of the current economic and political environment. However, significant and/or sustained declines in the Company’s market capitalization, especially in relation to the Company’s book value, could be an indication of potential impairment of goodwill.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that enacted legislation or any proposed federal programs will stabilize the U.S. financial system and such legislation and programs may adversely affect us.

On October 3, 2008, President George W. Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities (“MBS”) and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the

U.S. financial markets. Also on October 14, 2008, the Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the TLGP under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions.

We have participated in the Capital Purchase Program and issued debt under the TLGP. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets or our participation in either program on our results. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common stock.

Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect us by increasing the uncertainty in our lending operations and expose us to increased losses, including legislation that would allow bankruptcy courts to permit modifications to mortgage loans on a debtor’s primary residence, moratoriums on a mortgagor’s right to foreclose on property, and requirements that fees be paid to register other real estate owned property. Statutes and regulations may be altered that may potentially increase our costs to service and underwrite mortgage loans. Additionally, federal intervention and operation of formerly private institutions may adversely affect our rights under contracts with such institutions and the way in which we conduct business in certain markets.

The impact on us of recently enacted legislation, in particular the EESA and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. Because we participate in the Capital Purchase Program, we are subject to increased regulation, and we may face additional regulations or changes to regulations to which we are subject as a result of our participation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. For example, participation in the Capital Purchase Program limits (without the consent of the Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. Also, the cumulative dividend payable under the preferred stock that we issued to the Treasury pursuant to the Capital Purchase Program increases from 5% to 9% after 5 years. Please also refer to our discussions of “Liquidity Risk” and “Capital Resources” in Item 7 of this report. Additionally, we may not deduct interest paid on our preferred stock for income tax purposes. Participating in the Capital Purchase Program also subjects us to additional executive compensation restrictions. We discuss these in greater detail in our proxy statement, which we incorporate by reference into Item 11 of this report.

Similarly, any program established by the FDIC under the systemic risk exception of the FDA, may adversely affect us whether we participate or not. Our participation in the TLGP requires we pay additional insurance premiums to the FDIC. Additionally, the FDIC has increased premiums on insured accounts because market developments, including the increase of failures in the banking industry, have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Treasury “Stress Tests” and Other Actions may Adversely Affect Bank Operations and Value of Shares.

On February 10, 2009, the U.S. Treasury Secretary outlined a plan to restore stability to the financial system. This announcement included reference to a plan by the Treasury to conduct “stress tests” of banks which received funds under the Capital Purchase Program and similar Treasury programs. The methods and procedures to be used by the Treasury in conducting its “stress tests,” how these methods and procedures will be applied, and the significance or consequence of such tests presently are not known. Any of these or their consequences could adversely affect us, our bank operations and the value of SunTrust shares, among other things.

Business Risks

Credit risk.

When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, trading account assets, insurance arrangements with respect to such products, and assets held for sale. As one of the nation’s largest lenders, the credit quality of our portfolio can have a significant impact on our earnings. We estimate and establish reserves for credit risks and credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses. A significant portion of our residential mortgages and commercial real estate loan portfolios are composed of borrowers in the Southeastern and Mid-Atlantic regions of the United States, in which certain markets have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building. These factors could result in higher delinquencies and greater charge-offs in future periods, which would materially adversely affect our financial condition and results of operations.

Weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, mortgage loan originations and profits on sales of mortgage loans. Declining real estate prices have caused higher delinquencies and losses on certain mortgage loans, particularly Alt-A mortgages and home equity lines of credit and mortgage loans sourced from brokers that are outside our branch bank network. These trends could continue. These conditions have resulted in losses, write downs and impairment charges in our mortgage and other lines of business. Continued declines in real estate values, home sales volumes, financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that could result in higher delinquencies and greater charge-offs in future periods, which adversely affect our financial condition or results of operations. Additionally, counterparties to insurance arrangements used to mitigate risk associated with increased foreclosures in the real estate market are stressed by weaknesses in the real estate market and a commensurate increase in the number of claims. Additionally, decreases in real estate values might adversely affect the creditworthiness of state and local governments, and this might result in decreased profitability or credit losses from loans made to such governments. A decline in home values or overall economic weakness could also have an adverse impact upon the value of real estate or other assets which we own upon foreclosing a loan and our ability to realize value on such assets.

Weakness in the real estate market may adversely affect our reinsurance subsidiary.

The Company has a subsidiary (Twin Rivers Insurance Company) which provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, Twin Rivers Insurance Company (“Twin Rivers”) provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premiums. The reinsurance contracts are intended to place limits on Twin Rivers’ maximum exposure to losses by defining the loss amounts ceded to Twin Rivers, as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by Twin Rivers plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the specific reinsurance contracts with individual primary mortgage insurers and are independent of each other. If claims exceed funds held in the trust accounts, Twin Rivers does not expect to make additional contributions beyond future premiums earned under the existing contracts. Twin Rivers maintains a reserve for estimated losses under its reinsurance contracts, which is an estimate of losses resulting from claims to be paid by the trusts. On an ongoing basis, Twin Rivers assesses the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Due to the deterioration of the real estate market and an increase in defaults under mortgage contracts, the funds in certain trusts may be less than the obligations created under such contracts. Twin Rivers does not believe it is required nor does it intend to make additional capital contributions to cover obligations in excess of funds held by the trusts; however, Twin Rivers’ profitability could be adversely affected if the primary mortgage insurance companies pursue Twin Rivers for such shortfalls.

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

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse impacts on our business:

•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;
•	An increase or decrease in the usage of unfunded commitments;

•	A loss of clients and/or reduced earnings could trigger an impairment of certain intangible assets, such as goodwill;
•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

Changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity.

Given our business mix, and the fact that most of the assets and liabilities are financial in nature, we tend to be sensitive to market interest rate movements and the performance of the financial markets. In addition to the impact of the general economy, changes in interest rates or in valuations in the debt or equity markets could directly impact us in one or more of the following ways:

•	The yield on earning assets and rates paid on interest bearing liabilities may change in disproportionate ways;
•	The value of certain balance sheet and off-balance sheet financial instruments or the value of equity investments that we hold could decline;
•	The value of assets for which we provide processing services could decline; or
•	To the extent we access capital markets to raise funds to support our business, such changes could affect the cost of such funds or the ability to raise such funds.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. They can also materially decrease the value of financial assets we hold, such as debt securities and mortgage servicing rights (“MSRs”). Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

We may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. The remedies available to us against the originating broker or correspondent may not be as broad as the remedies available to a purchaser of mortgage loans against us, and we face the further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchaser enforces its remedies against us, we may not be able to recover our losses from the originating broker or correspondent. Recently, we have received an increased number of repurchase and indemnity demands from purchasers as a result of borrower fraud. This increase in repurchase demands, combined with an increase in expected loss severity on repurchased loans due to deteriorating real estate values and liquidity for impaired loans, has resulted in a significant increase in the amount of accrued losses for repurchases as of December 31, 2008. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. If repurchase and indemnity demands increase, our liquidity, results of operations and financial condition will be adversely affected.

Clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding.

Checking and savings account balances and other forms of client deposits could decrease if clients perceive alternative investments, such as the stock market, as providing superior expected returns. When clients move money out of bank deposits in favor of alternative investments, we can lose a relatively inexpensive source of funds, increasing our funding costs.

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

We have businesses other than banking which subject us to a variety of risks.

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

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our clients’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. Negative public opinion could also affect our credit ratings, which are important to its access to unsecured wholesale borrowings. Significant changes in these ratings could change the cost and availability of these sources of funding.

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

We rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations.

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

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages or natural disasters, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance.

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

Industry Risks

Regulation by federal and state agencies could adversely affect the business, revenue, and profit margins.

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

Federal, state, and local legislatures increasingly have been considering proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies. Various legislative bodies have also recently been considering altering the existing framework governing creditors’ rights, including legislation that would result in or allow loan modifications of various sorts. Such legislation may change banking statutes and the operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our activities, financial condition, or results of operations.

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

We may not pay dividends on your common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, our ability to increase our dividend or to make other distributions is restricted due to our participation in the Capital Purchase Program, which limits (without the consent of the Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding.

Our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our subsidiaries, including SunTrust Bank. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Limitations on our ability to receive dividends from our subsidiaries could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common stockholders.

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

Company Risks

Recently declining values of real estate, increases in unemployment, and the related effects on local economies may increase our credit losses, which would negatively affect our financial results.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market area. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customer’s ability to pay these loans, which in turn could adversely impact us. Additionally, increases in unemployment also may adversely affect the ability of certain clients to pay loans and the financial results of commercial clients in localities with higher unemployment, which may result in loan defaults and foreclosures and which may impair the value of our collateral. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur or increase in the future.

Deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us.

We have experienced a downturn in credit performance, which became significant in the third and fourth quarters of 2007 and continues. We expect credit conditions and the performance of our loan portfolio to continue to deteriorate in the near term.

This deterioration has resulted in an increase in our loan loss reserves throughout 2008, which increases were driven primarily by residential and commercial real estate and home equity portfolios. Additional increases in loan loss reserves may be necessary in the future. Deterioration in the quality of our credit portfolio can have a material adverse effect on our capital, financial condition, and results of operations.

Disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity.

In managing our consolidated balance sheet, we depend on access to global capital markets to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. Other sources of funding available to us, and upon which we rely as regular components of our liquidity risk management strategy, include inter-bank borrowings, repurchase agreements, and borrowings from the Federal Reserve discount window. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors or counterparties participating in the capital markets, or a downgrade of our debt rating, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Although our long-term debt is currently rated investment grade by the major rating agencies, the ratings of that debt was downgraded during 2009 by one of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the housing and financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital.

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

The success of our business has been, and the continuing success will be, dependent to a large degree on the continued services of executive officers, especially our Chairman and Chief Executive Officer, James M. Wells III, and other key personnel who have extensive experience in the industry. We do not carry key person life insurance on any of the executive officers or other key personnel. If we lose the services of any of these integral personnel and fail to manage a smooth transition to new personnel, the business could be impacted.

We may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy.

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

Our accounting policies and processes are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how we record and report the financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” in the MD&A and Note 1, “Accounting Policies,” to the Consolidated Financial Statements, in our annual report on Form 10-K for the year ended December 31, 2008 for more information.

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

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors including:

•	variations in our quarterly operating results;
•	changes in market valuations of companies in the financial services industry;

•	governmental and regulatory legislation or actions
•	issuances of shares of common stock or other securities in the future;
•	changes in dividends;
•	the addition or departure of key personnel;
•	cyclical fluctuations;
•	changes in financial estimates or recommendations by securities analysts regarding us or shares of our common stock;
•	announcements by us or our competitors of new services or technology, acquisitions, or joint ventures; and
•	activity by short sellers and changing government restrictions on such activity.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our financial instruments carried at fair value expose us to certain market risks.

We maintain an available for sale securities portfolio and trading assets which include various types of instruments and maturities. In addition, we elected to record selected fixed-rate debt, mortgage loans, securitization warehouses and other trading assets at fair value. The changes in fair value of the financial instruments elected to be carried at fair value pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 159 are recognized in earnings. The financial instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and our market-based credit spreads, as well as to the risk of default by specific borrowers. We manage the market risks associated with these instruments through active hedging arrangements or broader asset/liability management strategies. Changes in the market values of these financial instruments could have a material adverse impact on our financial condition or results of operations. We may classify additional financial assets or financial liabilities at fair value in the future.

Our revenues derived from our investment securities may be volatile and subject to a variety of risks.

We generally maintain investment securities and trading positions in the fixed income, currency, commodity, and equity markets. Unrealized gains and losses associated with our investment portfolio and mark to market gains and losses associated with our trading portfolio are affected by many factors, including our credit position, interest rate volatility, volatility in capital markets, and other economic factors. Our return on such investments and trading have in the past experienced, and will likely in the future experience, volatility and such volatility may materially adversely affect our financial condition and results of operations. Additionally, accounting regulations may require us to record a charge prior to the actual realization of a loss when market valuations of such securities are impaired and such impairment is considered to be other than temporary.

We may enter into transactions with off-balance sheet affiliates or our subsidiaries.

We engage in a variety of transactions with off-balance sheet entities with which we are affiliated. While we have no obligation, contractual or otherwise, to do so, under certain limited circumstances, these transactions may involve providing some form of financial support to these entities. Any such actions may cause us to recognize current or future gains or losses. Depending on the nature and magnitude of any transaction we enter into with off-balance sheet entities, accounting rules may require us to consolidate the financial results of these entities with our financial results.

We are subject to market risk associated with our asset management and commercial paper conduit businesses.

During 2007 and 2008, we recorded market valuation losses related to securities that we purchased from certain money market funds managed by our subsidiary RidgeWorth as well as Three Pillars Funding, LLC (“Three Pillars”), a multi-seller commercial paper conduit sponsored by us. At the time of purchase, these securities were predominantly AAA or AA-rated, residential MBS, structured investment vehicle (“SIVs”) securities, and corporate and consumer collateralized debt obligations. We cannot provide assurance that we will not sustain additional losses in the future related to these securities or the purchase of similar securities. The value of such securities may be affected by, among other things, a lack of liquidity in the market for these securities, deterioration in the credit quality of the underlying collateral, risks associated with the financial guarantees insuring the securities, and/or the fact that the respective investment vehicle enters restructuring proceedings. Such occurrences may materially adversely affect our financial condition, capital adequacy, and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company’s headquarters is located in Atlanta, Georgia. As of December 31, 2008, SunTrust Bank owned 578 of its 1,692 full-service banking offices and leased the remaining banking offices. (See Note 8, “Premises and Equipment,” to the Consolidated Financial Statements.)

Item 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the normal course of its business activities, some of which involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market in which the common stock of the Company is traded is the New York Stock Exchange (“NYSE”). See Item 6 and Table 18 in the MD&A for information on the high and the low sales prices of the SunTrust Banks, Inc. common stock on the NYSE, which is incorporated herein by reference. During the twelve months ended December 31, 2008 we paid a quarterly dividend on common stock of $0.77 for the first three quarters and $0.54 in the fourth quarter compared to $0.73 per common share during each quarter of 2007. Our common stock is held of record by approximately 38,125 holders as of December 31, 2008. See Table 24 in the MD&A for information on the monthly share repurchases activity, including total common shares repurchased and announced programs, weighted average per share price, and the remaining buy-back authority under the announced programs, which is incorporated herein by reference.

Please also refer to Item 1, “Business,” for a discussion of legal restrictions which affect our ability to pay dividends; Item 1A, “Risk Factors,” for a discussion of some risks related to our dividend, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources,” for a discussion of the dividend payable in the first quarter of 2009 and factors that may affect the future level of dividends.

The information under the caption “Equity Compensation Plans” in our definitive proxy statement to be filed with the Commission is incorporated by reference into this Item 5.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index, and the S&P Commercial Bank Industry Index for the five years commencing December 31, 2003 and ending December 31, 2008.

*$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright©	2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08

SunTrust Banks, Inc.	100.00	106.36	107.96	129.34	99.25	49.95
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Commercial Bank Industry (401010)	100.00	107.55	108.66	127.61	102.13	80.04

Item 6.	SELECTED FINANCIAL DATA

	Twelve Months Ended December 31
(Dollars in millions, except per share and other data)	2008	2007	2006	2005	2004	2003
Summary of Operations
Interest, fees, and dividend income	$8,327.4	$10,035.9	$9,792.0	$7,731.3	$5,218.4	$4,768.8
Interest expense	3,707.7	5,316.4	5,131.6	3,152.3	1,533.2	1,448.5

Net interest income	4,619.7	4,719.5	4,660.4	4,579.0	3,685.2	3,320.3
Provision for loan losses	2,474.2	664.9	262.5	176.9	135.6	313.6

Net interest income after provision for loan losses	2,145.5	4,054.6	4,397.9	4,402.1	3,549.6	3,006.7
Noninterest income	4,473.5	3,428.7	3,468.4	3,155.0	2,604.4	2,303.0
Noninterest expense	5,890.5	5,233.8	4,879.9	4,690.7	3,897.0	3,400.6

Income before provision for income taxes	728.5	2,249.5	2,986.4	2,866.4	2,257.0	1,909.1
Provision (benefit) for income taxes	(67.3)	615.5	869.0	879.2	684.1	576.8

Net income	795.8	1,634.0	2,117.4	1,987.2	1,572.9	1,332.3
Series A preferred dividends	22.3	30.3	7.7	-	-	-
U.S. Treasury preferred dividends	26.6	-	-	-	-	-

Net income available to common shareholders	$746.9	$1,603.7	$2,109.7	$1,987.2	$1,572.9	$1,332.3

Net interest income - FTE [1]	$4,737.2	$4,822.2	$4,748.4	$4,654.5	$3,743.6	$3,365.3
Total revenue - FTE [1]	9,210.7	8,250.9	8,216.8	7,809.5	6,348.0	5,668.3
Total revenue - FTE excluding securities (gains)/losses, net	8,137.4	8,007.8	8,267.3	7,816.7	6,389.7	5,544.4

Net income per average common share
Diluted	$2.13	$4.55	$5.82	$5.47	$5.19	$4.73
Diluted, excluding merger expense	2.13	4.55	5.82	5.64	5.25	4.73
Basic	2.14	4.59	5.87	5.53	5.25	4.79
Dividends paid per average common share	2.85	2.92	2.44	2.20	2.00	1.80

Selected Average Balances
Total assets	$175,848.3	$177,795.5	$180,315.1	$168,088.8	$133,754.3	$122,325.4
Earning assets	152,748.6	155,204.4	158,428.7	146,639.8	117,968.8	108,094.9
Loans	125,432.7	120,080.6	119,645.2	108,742.0	86,214.5	76,137.9
Consumer and commercial deposits	101,332.8	98,020.2	97,175.3	93,355.0	77,091.5	69,443.7
Brokered and foreign deposits	14,743.5	21,856.4	26,490.2	17,051.5	10,041.4	10,595.3
Total shareholders’ equity	18,480.9	17,808.0	17,546.7	16,526.3	11,469.5	9,083.0

As of December 31
Total assets	$189,138.0	$179,573.9	$182,161.6	$179,712.8	$158,869.8	$125,250.5
Earning assets	156,016.5	154,397.2	159,063.8	156,640.9	137,813.4	111,266.5
Loans	126,998.4	122,319.0	121,454.3	114,554.9	101,426.2	80,732.3
Allowance for loan and lease losses	2,351.0	1,282.5	1,044.5	1,028.1	1,050.0	941.9
Consumer and commercial deposits	105,275.7	101,870.0	99,775.9	97,572.4	92,109.7	72,924.6
Brokered and foreign deposits	8,052.7	15,972.6	24,245.7	24,480.8	11,251.6	8,264.9
Long-term debt	26,812.4	22,956.5	18,992.9	20,779.2	22,127.2	15,313.9
Total shareholders’ equity	22,388.1	18,052.5	17,813.6	16,887.4	15,986.9	9,731.2

Financial Ratios and Other Data
Return on average total assets	0.45%	0.92%	1.17%	1.18%	1.18%	1.09%
Return on average total assets less net realized and unrealized securities gains and the Coca-Cola Company dividend [1]	0.05	0.81	1.17	1.17	1.19	1.01
Return on average common shareholders’ equity	4.26	9.27	12.13	12.02	13.71	14.67
Return on average realized common shareholders’ equity [1]	0.19	8.65	12.72	12.70	15.65	15.98
Net interest margin - FTE [1]	3.10	3.11	3.00	3.17	3.17	3.11
Efficiency ratio - FTE [1]	63.95	63.43	59.39	60.06	61.39	59.99
Efficiency ratio, excluding merger expense [1]	63.95	63.43	59.39	58.80	60.94	59.99
Tangible efficiency ratio [1]	62.64	62.26	58.13	58.54	60.17	58.86
Effective tax rate (benefit)	(9.23)	27.36	29.10	30.67	30.31	30.21
Allowance to year-end total loans	1.86	1.05	0.86	0.90	1.04	1.17
Nonperforming assets to total loans plus OREO and other repossessed assets	3.49	1.35	0.49	0.29	0.40	0.47
Common dividend payout ratio	134.4	64.0	41.7	40.0	38.4	37.9

Full-service banking offices	1,692	1,682	1,701	1,657	1,676	1,183
ATMs	2,582	2,507	2,569	2,782	2,804	2,225
Full-time equivalent employees	29,333	32,323	33,599	33,406	33,156	27,578

Tier 1 capital ratio	10.87%	6.93%	7.72%	7.01%	7.16%	7.85%
Total capital ratio	14.04	10.30	11.11	10.57	10.36	11.75
Tier 1 leverage ratio	10.45	6.90	7.23	6.65	6.64	7.37
Total average shareholders’ equity to total average assets	10.51	10.02	9.73	9.83	8.58	7.43
Tangible equity to tangible assets [1]	8.40	6.31	6.03	5.56	5.68	6.82
Tangible common equity to tangible assets [1]	5.53	6.02	5.75	5.56	5.68	6.82

Book value per common share	$48.42	$50.38	$48.78	$46.65	$44.30	$34.52
Market price:
High	70.00	94.18	85.64	75.77	76.65	71.73
Low	19.75	60.02	69.68	65.32	61.27	51.44
Close	29.54	62.49	84.45	72.76	73.88	71.50
Market capitalization	10,472	21,772	29,972	26,338	26,659	20,157

Average common shares outstanding (000s)
Diluted	350,183	352,688	362,802	363,454	303,309	281,434
Basic	348,919	349,346	359,413	359,066	299,375	278,295

1 See Non-GAAP reconcilements in Tables 22 and 23 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements regarding future levels of charge-offs, provision expense, and income are forward-looking statements. Also, any statement that does not describe historical or current facts, including statements about beliefs and expectations, is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Item 1A of Part I of this report and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include: difficult market conditions have adversely affected our industry; current levels of market volatility are unprecedented; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation ,or any proposed federal programs, will stabilize the U.S. financial system, and such legislation and programs may adversely affect us; the impact on us of recently enacted legislation, in particular the EESA and its implementing regulations, and actions by the FDIC, cannot be predicted at this time; credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; weakness in the real estate market may adversely affect our reinsurance subsidiary; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business and revenues; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on our common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of residential real estate, increases in unemployment, and the related effects on local economics may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel. If these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and these require us to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; we may enter into transactions with off-balance sheet affiliates or our subsidiaries; and we are subject to market risk associated with our asset management and commercial paper conduit businesses.

This narrative will assist readers in their analysis of the accompanying consolidated financial statements and supplemental financial information. It should be read in conjunction with the Consolidated Financial Statements and Notes.

When we refer to “SunTrust,” “the Company,” “we,” “our” and “us” in this narrative, we mean SunTrust Banks, Inc. and Subsidiaries (consolidated). Effective October 1, 2004, National Commerce Financial Corporation (“NCF”) merged with SunTrust. The results of operations for NCF were included with our results beginning October 1, 2004. Additionally, effective May 1, 2008, we acquired GB&T Bancshares, Inc. (“GB&T”) and the results of operations for GB&T were included with our results beginning on that date. Periods prior to the acquisition date do not reflect the impact of the merger.

In the MD&A, net interest income, net interest margin, and the efficiency ratio are presented on a fully taxable-equivalent (“FTE”) basis and the quarterly ratios are presented on an annualized basis. The FTE basis adjusts for the tax-favored status of income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. We also present diluted earnings per common share excluding merger expense and an efficiency ratio excluding merger charges related to the NCF acquisition. We believe the exclusion of the merger charges, which represent incremental costs to integrate NCF’s operations, is more reflective of normalized operations. The merger charges related to the acquisition of GB&T were insignificant. Additionally, we present a return on average realized common shareholders’ equity, as well as a return on average common shareholders’ equity (“ROE”). We also present a return on average assets less net realized and unrealized securities gains/losses and a return on average total assets (“ROA”). The return on average realized common shareholders’ equity and return on average assets less net realized and unrealized securities gains/losses exclude realized securities gains and losses and the Coca-Cola Company (“Coke”) dividend, from the numerator, and net unrealized securities gains from the denominator. We present a tangible efficiency ratio and a tangible equity to tangible assets ratio, which excludes the cost of and the other effects of intangible assets resulting from merger and acquisition (“M&A”) activity. We believe these measures are useful to investors because, by removing the effect of intangible asset costs and M&A activity (the level of which may vary from company to company), it allows investors to more easily compare our efficiency and capital adequacy to other companies in the industry. We also present a tangible common equity to tangible assets ratio which, in addition to the items described above, excludes the preferred stock. These measures are utilized by management to assess our financial performance and capital adequacy. We provide reconcilements in Tables 22 and 23 in the MD&A for all non-U.S. GAAP measures. Certain reclassifications may be made to prior period financial statements and related information to conform them to the 2008 presentation.

INTRODUCTION

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

EXECUTIVE SUMMARY

During 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets, especially in the consumer sector, as the U.S. economy experienced a recession. The National Bureau of Economic Research published a report in December indicating that the U.S. has been in a recession since December 2007 as indicated most prominently, in their view, by the declining labor market since that time. Since December 2007, in addition to deterioration in the labor market, the recession has caused rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer sentiment as evidenced by weak spending throughout the year, especially during the fourth quarter. During the year, financial markets experienced unprecedented events, and the market exhibited extreme volatility and evaporating liquidity as credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected the capital and earnings levels of most financial institutions. In addition, certain financial institutions failed or merged with stronger institutions and two government sponsored enterprises entered into conservatorship with the U.S. government. Liquidity in the debt markets was extremely low despite the Treasury and Federal Reserve efforts to inject capital and liquidity into financial institutions, and as a result, asset values continued to be under pressure.

In October 2008, the United States government established the EESA in response to instability in the financial markets. The specific implications of the EESA include the authorization given to the Secretary of the Treasury to establish the Troubled Asset Relief Program to purchase troubled assets from financial institutions. The definition of troubled assets is broad but includes residential and commercial mortgages, as well as mortgage-related securities originated on or before March 14, 2008, if the Secretary determines the purchase promotes financial market stability. To date, the Treasury has not purchased troubled assets under its authority to do so under the EESA.

Alternatively, the Treasury has focused on providing assistance through the associated Capital Purchase Program “(CPP”) and Targeted Investment Program by purchasing preferred equity interests in the country’s largest financial institutions. In an attempt to revitalize the struggling economy and inject necessary liquidity and capital into the banking system, the government purchased $207.5 billion dollars in preferred stock in certain institutions during 2008. During the fourth quarter of 2008, we sold $4.9 billion in preferred stock and related warrants, the maximum amount allowed under the CPP, to the Treasury. Our decision to participate was made to enhance our already solid capital position and to allow us to further expand our business. We believe that our decision to sell the maximum shares was prudent in order to bolster capital as a result of increasingly adverse economic results. Upon receipt of the funds, we developed strategies and tactics to deploy the capital in a fashion that balances supporting economic stability, safety and soundness, and earnings. Specifically, the additional capital has been deployed thus far by increasing our agency MBS and loans, as well as by decreasing short-term borrowings. We recognize our responsibility to use proceeds from the CPP in a manner that is consistent with the public interest and are committed to providing timely public disclosure of our deployment of the CPP proceeds. See additional discussion in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.

The degree of government intervention through the purchase of direct investments in private and public companies is unprecedented. As a result, the complete effect and impact from these actions is uncertain. In addition, several federal, state, and local legislative proposals are pending that may affect our business. It is unclear whether these will be enacted, and if so, the impact they will have on our industry. We remain active and vigilant in monitoring these developments and supporting the interests of our shareholders, while also supporting the broader economy.

In addition, during October 2008, the FDIC announced the TLGP, under which it would temporarily guarantee certain new debt issued by insured banks and qualifying bank holding companies and temporarily expand its insurance to cover all noninterest-bearing transaction accounts. It was also announced that the Federal Reserve would serve as a buyer of commercial paper. These actions, among others, were anticipated to stimulate consumer confidence in the economy and financial institutions, as well as encourage financial institutions to continue lending to businesses, consumers, and each other. We have issued $3.0 billion in debt under the TLGP, which provides us with a lower cost of funding due to narrower credit spreads realized in association with the FDIC guarantee. See additional discussion in the “Other Short-Term Borrowings and Long-Term Debt” section of this MD&A.

In December, the Federal Reserve (“Fed”) took unprecedented action in lowering the federal funds rate by 75 basis points to a targeted range of zero to one-quarter percent. The Board of Governors also lowered the discount rate 75 basis points to one-half percent. This action was the seventh rate cut of the year causing the Prime rate to decline 400 basis points since January 1, 2008 to 3.25% at year end. Further, the Fed increased its Term Auction Facility (“TAF”) program offerings during the year by $445 billion, which are similar borrowing instruments to term federal funds. In addition, due to the continuing strain on the financial markets, the Fed has offered numerous temporary liquidity facilities in an effort to stabilize credit markets and improve the access to credit of businesses and households. See the “Liquidity Risk” section in this MD&A for additional discussion of the Fed’s actions.

While our most immediate priority is to maintain the fundamental financial strength of the organization, we continue to run a successful organization serving clients, making sound credit decisions, generating deposits, and operating as efficiently as possible. To this end, during the year we grew average loans and consumer and commercial deposits 4.5% and 3.4%, respectively, and improved our loan and deposit mix while maintaining our net interest income at levels comparable to the prior year. We also experienced growth in certain fee income associated with our core businesses. Further, we tightly managed growth of core operating expenses, which reflected the continuing success of our ongoing program to improve efficiency and productivity, although expenses continue to be pressured by increased credit-related costs. We solidified our capital position during the year through the preferred stock issuance discussed above and also completed three separate transactions to optimize our long-term holdings of Coke common stock. See “Investment in Common Shares of The Coca-Cola Company” in this MD&A for additional discussion. We are pursuing initiatives that will expand our revenue generation capacity, improve efficiency, increase profitability on a risk adjusted basis, and prudently manage credit. To that end, the most important factors upon which management has and will continue to focus include prudent lending practices, credit loss mitigation, expense management, growing customer relationships, and increasing brand awareness.

Successfully managing through the current credit cycle is of critical importance. Given the significant downturn in the economy during 2008, we expect this credit cycle to be protracted. Credit quality deteriorated significantly in 2008 due to the decline in the residential real estate markets and broader recessionary economic conditions. As such, we took steps to assure continued prudent lending practices were followed by extending credit to clients that met our underwriting standards as well as instituted certain loss mitigation steps. Furthering our already strong lending practices, in 2008, we evaluated our underwriting standards based on the current economic conditions, discontinued originating home equity lines through third party channels that tend to be riskier with higher loan-to-values at origination, and implemented revised loan-to-value guidelines in certain declining markets. As a result of the tumultuous economy during 2008, we took action to assist in mitigating potential losses that included reducing or closing high risk accounts, improving our on-going portfolio monitoring, and completing extensive loan workout programs. Our workout programs are designed to help clients stay in their homes by re-working residential mortgages and home equity loans to achieve payment structures that they could afford. Through this workout program we have helped over 18,000 clients who were at risk of foreclosure to stay in their homes. See additional discussion of our prudent lending initiatives and loss mitigation steps in the “Loans”, “Allowance for Loans and Lease Losses”, “Provision for Loan Losses”, and “Nonperforming Assets” sections of this MD&A.

As the economy worsened and credit-related losses increased in 2008, our continued vigilance over expenses became an important focus. Our Excellence in Execution Efficiency and Productivity Program (“E2 Program”) began in 2007, well before the recession, to lower our cost structure and drive higher financial performance. This successful program allowed us to reduce expense run rates by $560 million in 2008 and is expected to provide total savings of $600 million in 2009. In addition, we have taken additional extraordinary steps to manage expenses including the elimination of annual merit based salary increases in 2009 for our senior management team, comprised of over 4,000 individuals, as well as paying no bonuses to selected members of the executive management team. We have also lowered the expected average wage increase for those receiving a merit increase by one-third, reduced the amount available for promotion increases, eliminated our annual sales conference and sales award trips for our top producers, and have placed further restriction on travel and meal related expenses.

The prevailing economic conditions and the resulting destabilization of many other financial institutions present an opportunity for us to establish new customer relationships and expand existing ones by increasing our brand awareness. As a result of these difficult economic times, we found that consumers are looking for a stable banking partner that mirrors their values of being cautious and prudent with their finances, which is the source of our new branding “Live Solid. Bank Solid.” Our focus is on providing that stability to our current and future clients with core business products. Our objectives include increasing core business revenues while obtaining lower funding costs through growth in customer deposits. The “Live Solid. Bank Solid.” brand compliments the “My Cause” deposit campaign, which ended in October 2008. During 2008, “My Cause” generated total household deposit growth of approximately 8%, with checking account households growing approximately 10%. Deposit growth continued during the fourth quarter of 2008, where we grew our average consumer and commercial deposits by 2.0% over the third quarter of 2008. In 2009, we will continue our focus on growing customer deposits.

We reported net income available to common shareholders at December 31, 2008 of $746.9 million, or $2.13 per average common diluted share, compared to $1.6 billion, or $4.55 per average common diluted share, at December 31, 2007. Fully taxable-equivalent net interest income was $4.7 billion for the year ended December 31, 2008, compared to $4.8 billion for the year ended December 31, 2007. Net interest margin in 2008 decreased only one basis point when compared to the prior year. Provision for loan losses was $2.5 billion for the year ended 2008, an increase of $1.8 billion from the prior year. The provision for loan losses was $909.9 million higher than net charge-offs of $1.6 billion for the year. The allowance for loan and lease losses increased $1.1 billion, or 83.3%, from December 31, 2007 and was 1.86% of total loans not carried at fair value compared to 1.05% as of December 31, 2007. Net charge-offs to average loans were 1.25% for the year ended 2008 compared to 0.35% for 2007. Nonperforming assets rose significantly during the year to $4.5 billion at year end compared to $1.6 billion at the end of last year. The Tier 1 Capital and total capital ratios improved from 6.93% and 10.30%, respectively, at December 31, 2007 to 10.87% and 14.04% at December 31, 2008. The tangible equity to tangible assets ratio improved from 6.31% at December 31, 2007 to 8.40% at December 31, 2008, while the tangible common equity to tangible assets ratio declined to 5.53% from 6.02% during this same time. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

CONSOLIDATED FINANCIAL RESULTS

Table 1- Consolidated Daily Average Balances, Income/Expense And Average Yields Earned And Rates Paid

(Dollars in millions; yields on taxable-equivalent basis)	2008			2007			2006
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$31,758.9	$2,004.8	6.31%	$31,951.0	$2,036.5	6.37%	$33,523.5	$2,022.6	6.03%
Real estate construction	10,828.5	575.8	5.32	13,519.4	1,011.0	7.48	12,333.9	923.8	7.49
Real estate home equity lines	15,204.9	796.9	5.24	14,031.0	1,088.2	7.76	13,565.2	1,032.3	7.61
Real estate commercial	13,968.9	789.7	5.65	12,803.4	887.5	6.93	12,803.7	866.6	6.77
Commercial - FTE[2]	38,131.9	2,089.6	5.48	34,194.4	2,202.6	6.44	33,836.1	2,087.4	6.17
Credit card	862.6	34.5	4.00	495.9	17.7	3.57	315.3	19.1	6.09
Consumer - direct	4,541.8	254.1	5.60	4,221.0	304.9	7.22	4,460.8	313.6	7.03
Consumer - indirect	7,262.5	459.8	6.33	8,017.5	495.4	6.18	8,376.6	477.6	5.70
Nonaccrual and restructured	2,872.7	25.4	0.89	847.0	17.3	2.05	430.1	16.6	3.85

Total loans	125,432.7	7,030.6	5.61	120,080.6	8,061.1	6.71	119,645.2	7,759.6	6.49
Securities available for sale:
Taxable	12,219.5	731.0	5.98	10,274.1	639.1	6.22	23,430.9	1,146.8	4.89
Tax-exempt - FTE[2]	1,038.4	63.1	6.07	1,043.8	62.2	5.96	954.5	55.8	5.85

Total securities available for sale - FTE[2]	13,257.9	794.1	5.99	11,317.9	701.3	6.20	24,385.4	1,202.6	4.93
Funds sold and securities under agreements to resell	1,317.7	25.1	1.91	995.6	48.8	4.91	1,158.6	57.0	4.92
Loans held for sale	5,105.6	289.9	5.68	10,786.7	668.9	6.20	11,082.8	728.0	6.57
Interest-bearing deposits	25.6	0.8	3.18	24.0	1.3	5.44	93.4	3.3	3.59
Interest earning trading assets	7,609.1	304.4	4.00	11,999.6	657.2	5.48	2,063.3	129.5	6.28

Total earning assets	152,748.6	8,444.9	5.53	155,204.4	10,138.6	6.53	158,428.7	9,880.0	6.24
Allowance for loan and lease losses	(1,815.0)			(1,065.7)			(1,061.3)
Cash and due from banks	3,093.2			3,456.6			3,834.8
Other assets	17,270.4			16,700.5			16,534.9
Noninterest earning trading assets	2,641.6			1,198.9			957.5
Unrealized net gains on securities available for sale, net	1,909.5			2,300.8			1,620.5

Total assets	$175,848.3			$177,795.5			$180,315.1

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$21,080.7	$252.9	1.20%	$20,042.8	$473.9	2.36%	$17,214.4	$307.8	1.79%
Money market accounts	26,564.8	520.3	1.96	22,676.7	622.5	2.75	24,507.9	634.5	2.59
Savings	3,770.9	16.3	0.43	4,608.7	55.5	1.20	5,371.1	79.1	1.47
Consumer time	16,770.2	639.1	3.81	16,941.3	764.2	4.51	15,622.7	614.6	3.93
Other time	12,197.2	478.6	3.92	12,073.5	586.3	4.86	11,146.9	492.9	4.42

Total interest-bearing consumer and commercial deposits	80,383.8	1,907.2	2.37	76,343.0	2,502.4	3.28	73,863.0	2,128.9	2.88
Brokered deposits	10,493.2	391.5	3.73	16,091.9	861.2	5.35	17,425.7	880.5	5.05
Foreign deposits	4,250.3	78.8	1.85	5,764.5	297.2	5.16	9,064.5	455.3	5.02

Total interest-bearing deposits	95,127.3	2,377.5	2.50	98,199.4	3,660.8	3.73	100,353.2	3,464.7	3.45
Funds purchased	2,622.0	51.5	1.96	3,266.2	166.5	5.10	4,439.5	222.9	5.02
Securities sold under agreements to repurchase	4,961.0	79.1	1.59	6,132.5	273.8	4.46	7,087.0	320.1	4.52
Interest-bearing trading liabilities	785.7	27.1	3.46	430.2	15.6	3.62	404.9	15.5	3.84
Other short-term borrowings	3,057.2	55.1	1.80	2,493.0	121.0	4.85	1,507.1	74.5	4.93
Long-term debt	22,892.9	1,117.4	4.88	20,692.9	1,078.7	5.21	18,600.7	1,033.9	5.56

Total interest-bearing liabilities	129,446.1	3,707.7	2.86	131,214.2	5,316.4	4.05	132,392.4	5,131.6	3.88
Noninterest-bearing deposits	20,949.0			21,677.2			23,312.3
Other liabilities	5,176.7			5,783.1			5,895.2
Noninterest-bearing trading liabilities	1,795.6			1,313.0			1,168.5
Shareholders’ equity	18,480.9			17,808.0			17,546.7

Total liabilities and shareholders’ equity	$175,848.3			$177,795.5			$180,315.1

Interest Rate Spread			2.67%			2.48%			2.36%

Net Interest Income - FTE[3]		$4,737.2			$4,822.2			$4,748.4

Net Interest Margin[4]			3.10%			3.11%			3.00%

[1]

Beginning in 2008 and for each of the three years ended December 31, the interest income includes loan fees of $134.5 million, $119.8 million and $115.1 million, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% for all years reported and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. Beginning in 2008 and for each of the three years ended December 31, the net taxable-equivalent adjustment amounts included in the above table were $117.5 million, $102.7 million and $88.0 million, respectively.

[3]

Derivative instruments used to help balance our interest-sensitivity position increased net interest income by $180.7 million in 2008 and decreased net interest income by $25.6 million in 2007 and $105.6 million in 2006.

[4]	The net interest margin is calculated by dividing net interest income – FTE by average total earning assets.

Table 2 - Analysis of Changes in Net Interest Income1

	2008 Compared to 2007 Increase (Decrease) Due to			2007 Compared to 2006 Increase (Decrease) Due to
(Dollars in millions on a taxable-equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans:
Real estate 1-4 family	($12.3)	($19.3)	($31.6)	($97.2)	$111.1	$13.9
Real estate construction	(177.6)	(257.6)	(435.2)	88.4	(1.2)	87.2
Real estate home equity lines	85.2	(376.5)	(291.3)	35.5	20.4	55.9
Real estate commercial	75.9	(173.8)	(97.9)	-	20.9	20.9
Commercial - FTE[2]	236.9	(349.9)	(113.0)	22.4	92.8	115.2
Credit card	14.5	2.4	16.9	8.4	(9.8)	(1.4)
Consumer - direct	21.8	(72.5)	(50.7)	(17.1)	8.4	(8.7)
Consumer - indirect	(47.5)	11.8	(35.7)	(21.1)	38.9	17.8
Nonaccrual and restructured	22.4	(14.3)	8.1	10.9	(10.2)	0.7
Securities available for sale:
Taxable	117.3	(25.4)	91.9	(761.9)	254.2	(507.7)
Tax-exempt [2]	(0.3)	1.2	0.9	5.3	1.1	6.4
Funds sold and securities purchased under agreements to resell	12.5	(36.2)	(23.7)	(8.1)	(0.1)	(8.2)
Loans held for sale	(327.0)	(52.1)	(379.1)	(19.0)	(40.1)	(59.1)
Interest-bearing deposits	0.1	(0.6)	(0.5)	(3.2)	1.2	(2.0)
Interest earning trading assets	(203.0)	(149.8)	(352.8)	546.3	(18.6)	527.7

Total interest income	(181.1)	(1,512.6)	(1,693.7)	(210.4)	469.0	258.6

Interest Expense
NOW accounts	23.3	(244.2)	(220.9)	56.6	109.5	166.1
Money market accounts	95.7	(197.9)	(102.2)	(49.5)	37.5	(12.0)
Savings	(8.7)	(30.6)	(39.3)	(10.3)	(13.3)	(23.6)
Consumer time	(7.6)	(117.5)	(125.1)	54.4	95.2	149.6
Other time	6.0	(113.7)	(107.7)	42.4	51.0	93.4
Brokered deposits	(251.1)	(218.6)	(469.7)	(69.7)	50.4	(19.3)
Foreign deposits	(63.5)	(155.0)	(218.5)	(170.4)	12.3	(158.1)
Funds purchased	(27.9)	(87.1)	(115.0)	(60.0)	3.6	(56.4)
Securities sold under agreements to repurchase	(44.6)	(150.1)	(194.7)	(42.2)	(4.1)	(46.3)
Interest-bearing trading liabilities	12.3	(0.7)	11.6	1.0	(0.9)	0.1
Other short-term borrowings	22.8	(88.7)	(65.9)	47.9	(1.4)	46.5
Long-term debt	109.8	(71.1)	38.7	112.2	(67.4)	44.8

Total interest expense	(133.5)	(1,475.2)	(1,608.7)	(87.6)	272.4	184.8

Net change in net interest income	($47.6)	($37.4)	($85.0)	($122.8)	$196.6	$73.8

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

Net Interest Income/Margin

Fully-taxable net interest income for 2008 was $4,737.2 million, a decrease of $85.0 million, or 1.8%, from 2007. Net interest margin decreased 1 basis point from 3.11% in 2007 to 3.10% in 2008. Earning asset yields declined 100 basis points from 6.53% in 2007 to 5.53% in 2008, while the cost of interest-bearing liabilities over the same period decreased 119 basis points. The decrease in net interest income was due in part to a decline in market interest rates, the increase in nonperforming assets, a reduction in Coke and Federal Home Loan Bank (“FHLB”) dividend income, and LIBOR rate volatility. Due to the adoption of SFAS No. 157 and SFAS No. 159, the net interest payments on $6.6 billion of receive fixed swaps are reflected in trading income versus net interest income. Prior to adoption, this reclassification would have contributed approximately 9 basis points to net interest margin based on the 2008 decline in LIBOR.

The net interest margin increased from 3.07% for the third quarter of 2008 to 3.14% for the fourth quarter of 2008. The effects of lower floating rate loan yields and an increase in nonaccrual loans were more than offset by an aggressive reduction in deposit pricing, lower wholesale funding costs, and the issuance of $4.9 billion of preferred securities to the Treasury. Proceeds from the preferred stock issuance have been invested in interest earning assets which positively impact the margin while the dividend payments on the preferred stock are not recorded in net interest income.

For 2008, average earning assets decreased $2.5 billion, or 1.6%, from 2007 while average interest-bearing liabilities decreased $1.8 billion, or 1.3%, compared to 2007. Total average loans increased $5.4 billion, or 4.5%, due largely to an increase of $5.1 billion, or 10.9%, in the commercial and commercial real estate loan portfolios and $1.2 billion, or 8.4%, in real estate home equity lines. The increase in commercial loan balances was driven by increased utilization of lines of credit by our larger corporate clients due to dislocation in commercial paper and bond markets during 2008. The increases in commercial, commercial real estate, and real estate home equity lines were partially offset by the decline in real estate construction loans of $2.7 billion, or 19.9%, due to our efforts to reduce our exposure to construction loans and transfers to nonaccrual status. Average loans held for sale were $5.1 billion, a decrease of $5.7 billion, or 52.7%, as mortgage loan originations declined 37.6%. Production shifted to predominantly agency products and efficiency improved in loan delivery. Average investment securities available for sale increased $1.9 billion, or 17.1%, while average interest earning trading assets declined by $4.4 billion, or 36.6%. Despite the decline in trading assets, we have continued to actively use this portfolio as part of our overall asset/liability management.

Average consumer and commercial deposits increased $3.3 billion, or 3.4%, year over year. This included increases of $3.9 billion, or 17.1%, in money market accounts and $1.0 billion, or 5.2%, in NOW accounts. These were partially offset by decreases of $0.8 billion, or 18.2%, in savings and $0.7 billion, or 3.4%, in demand deposits. The change in deposit mix represents a migration among clients from lower yielding accounts to higher yielding accounts in response to the decline in market rates. The growth in money market accounts was influenced by sales strategies in which money market products were used as a lead product to help retain a greater portion of maturing time deposits and other account balances. The overall growth in consumer and commercial deposits, coupled with the $2.2 billion, or 10.6%, increase in lower cost long-term debt, enabled a reduction in higher cost funding sources of $8.0 billion, or 23.4%. The decline in funding sources is primarily related to a $5.6 billion decrease in brokered deposits and a $1.5 billion decrease in average foreign deposits. We continue to pursue deposit growth initiatives utilizing product promotions to increase our presence in specific markets within our footprint. Overall, competition for deposits remains strong as our competitors attempt to satisfy funding needs in light of the liquidity issues prevailing in the market. As a result, we are facing significant deposit pricing pressure across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to reduce our rates more aggressively than our peer banks, while still growing our average deposit balances.

The 2008 market environment began with a flat yield curve and steepened throughout the year. The Fed Funds target rate averaged 2.08% for 2008, a decrease of 297 basis points compared to 2007. One-month LIBOR decreased 257 basis points to 2.68%, three-month LIBOR decreased 237 basis points to 2.93%, five-year swaps decreased 132 basis points to 3.69% and ten-year swaps decreased 100 basis points to 4.24% compared to prior year. Deposit rates, our most significant funding source, tend to track movements in one-month LIBOR, while our fixed loan yields tend to track movements in the five-year swap rate.

Foregone interest income from nonperforming loans had a negative impact of 14 basis points on net interest margin in 2008 compared to four basis points of negative impact in 2007, as average nonaccrual loans increased $1.9 billion, or 228.4%, over 2007. Table 1 contains more detailed information concerning average loans, yields and rates paid.

Predicting the movement in net interest margin during 2009 would be difficult given the continued volatility in interest rates, the relatively low level of interest rates, and competitive dynamics for raising deposits. However, we believe the risks to the net interest margin in 2009 of deposit pricing, rate compression, nonperforming asset levels, and asset mix will outweigh the primary opportunity associated with deposit volume and mix.

Table 3 - Noninterest Income

	Year Ended December 31
(Dollars in millions)	2008	2007	2006	2005	2004	2003
Service charges on deposit accounts	$904.1	$822.0	$763.7	$772.5	$700.0	$643.1
Trust and investment management income	592.3	685.0	686.9	673.7	586.8	502.4
Retail investment services	289.1	278.0	234.0	213.3	192.8	161.8
Other charges and fees	510.8	479.1	462.1	456.5	390.5	326.3
Card fees	308.4	280.7	247.6	210.8	153.4	119.6
Investment banking income	236.5	214.9	230.6	216.5	206.7	192.5
Trading account profits/(losses) and commissions	38.2	(361.7)	113.0	145.1	127.8	109.9
Mortgage production related income	171.4	91.0	217.4	144.9	57.8	150.1
Mortgage servicing related income/(expense)	(211.8)	195.4	121.7	41.9	11.1	(177.5)
Gain on sale of businesses	198.1	32.3	112.8	23.4	-	-
Gain on Visa IPO	86.3	-	-	-	-	-
Net gain on sale/leaseback of premises	37.0	118.8	-	-	-	-
Other income	239.8	350.1	329.1	263.6	219.2	150.9

Total noninterest income before net securities gains/(losses)	3,400.2	3,185.6	3,518.9	3,162.2	2,646.1	2,179.1
Net securities gains/(losses)	1,073.3	243.1	(50.5)	(7.2)	(41.7)	123.9

Total noninterest income	$4,473.5	$3,428.7	$3,468.4	$3,155.0	$2,604.4	$2,303.0

Noninterest Income

Noninterest income increased by $1.0 billion, or 30.5%, in 2008, compared to 2007, driven largely by an increase in net securities gains, including a non-taxable gain on the contribution of a portion of our investment in Coke common stock, and mark to market gains on our public debt and related hedges along with gains from the sale of certain non-strategic businesses. These gains were partially offset by impairment of our MSRs portfolio, mark to market losses on illiquid trading securities and loan warehouses, losses related to our decision to purchase certain auction rate securities (“ARS”) from our clients, and other-than-temporary impairment charges on securities recorded during the year. In the short-run, we do not foresee any catalysts that will materially improve the core level of fee income generation, with the exception of mortgage production related income, which may increase significantly along with loan volume in the first quarter of 2009 if the sharp reduction in interest rates on conforming mortgages continues during the quarter.

Transaction fee-related income, which includes service charges on deposit accounts, card fees, and other charges and fees, increased $141.5 million, or 8.9%, compared to 2007, driven by an increase in both consumer and business deposit account activity, primarily due to growth in the number of accounts, higher non-sufficient fund rates, and an increase in the occurrence of non-sufficient fund fees.

Trust and investment management income decreased $92.7 million, or 13.5%, compared to 2007, driven by lower market valuations on managed assets due to the decline in the equity markets, as well as a decline in revenue as a result of the sales of our remaining interest in Lighthouse Investment Partners on January 2, 2008 and First Mercantile on May 30, 2008.

Trading account profits/(losses) and commissions increased $399.9 million, or 110.6%, compared to 2007, primarily due to $431.7 million in mark to market gains on our public debt and related hedges during 2008 compared with gains of $140.9 million in 2007. These gains were related to the widening of credit spreads across the entire financial market as a result of the global credit crisis. When stability in the debt market returns, spreads are expected to tighten, and if this occurs then these valuation gains will reverse. The increase in trading income during 2008 was also due to strong performance in fixed income sales and trading, direct finance, and foreign exchange within our broker/dealer subsidiary offset by weaker performance in fixed income derivatives, structured leasing, and equity offerings due to volatile market conditions. The gains recorded during 2008 were partially offset by $255.9 million in mark to market losses on illiquid trading securities acquired during the fourth quarter of 2007 as a result of the continuing declines in home values and increasing consumer real estate delinquency levels, which affected liquidity and technical pricing in the broader market during the year related to ABS. Also offsetting these gains were $177.7 million in losses related to our decision to purchase certain ARS from our clients, along with associated fines, and a $63.8 million loss on a $70 million (par value) Lehman Brothers Holdings, Inc. (“Lehman Brothers”) bond we purchased from an affiliated money market mutual fund. As of December 31, 2008, the fair value of this bond was $6.7 million. See additional discussion of this security that was purchased in the “Trading Assets and Liabilities” section of this MD&A. The fair value of the illiquid securities acquired in the fourth quarter of 2007 declined to approximately $250.0 million as of December 31, 2008, down from an acquisition cost of approximately $3.5 billion, primarily due to sales. During 2007, we recorded $527.7 million in negative mark to market valuations on collateralized debt obligations, MBS, SIV securities, and collateralized loan obligations, which were partially offset by $81.0 million in gains related to the adoption of fair value for certain trading assets and liabilities and related hedges.

During 2008, the $177.7 million loss in trading account profits and commissions related to ARS was recognized because we determined that we had a probable loss pursuant to the provisions of SFAS No. 5 that could be reasonably estimated as the difference between the par amount and the estimated fair value of ARS that we believe we will likely purchase from investors. As of December 31, 2008, we have completed the repurchase of roughly one-third of the approximately $743 million face value of the securities. Approximately $643 million of these securities are either government sponsored or where the issuer has indicated support of the underlying assets. The remaining $100 million of securities pertains to a senior tranche within a securitization of trust preferred securities. Our cash flow projections under even a stressed scenario indicate full collection of principal and interest on these securities. The volume of repurchase activity increased in early 2009, and through mid-February, we have completed approximately three-fourths of the expected repurchases.

Combined mortgage-related income decreased $326.8 million, or 114.1%, compared to 2007. Mortgage servicing related income decreased $407.2 million, or 208.4%, compared to 2007, primarily due to $370.0 million in impairment charges on our MSRs portfolio, all carried at amortized cost, that was caused by an increase in expected loan prepayments due to declining interest rates during the fourth quarter of 2008. The decrease in 2008 was also driven by higher amortization of MSRs driven by growth in the servicing portfolio from $114.6 billion as of December 31, 2007 to $130.5 billion as of December 31, 2008, and lower gains on the sale of mortgage servicing assets when compared to 2007. These declines were offset by higher servicing fee income driven by the aforementioned growth in the servicing portfolio.

Mortgage production related income increased $80.4 million, or 88.4%, compared to 2007, despite a 37.6% decline in loan production volume to $36.4 billion in 2008, due to lower valuation losses resulting from spread widening on loans held for sale, in part due to the elimination of Alt-A loans from the warehouse. The increase was also a result of lower valuation losses on illiquid and delinquent warehouse loans and the earlier recognition of servicing value and origination fees resulting from our election to record certain mortgage loans at fair value beginning in May 2007. The prior period also included $42.2 million of income reductions recorded in conjunction with our election to record certain loans held for sale at fair value. These increases in income when compared with 2007 were offset by an increase in our reserve for write-downs on mortgage loans that we anticipate we will have to repurchase from prior sales. This reserve is established at the time of the sale based on expectations for the volume of repurchases and the severity of losses upon ultimate disposition. In the current environment, higher customer default rates, heightened scrutiny of loan documentation by investors, and larger write-downs upon repurchase are all impacting the level of required reserves. In addition to this offset to mortgage production related income, we also incurred negative valuation adjustments on our portfolio loans and loans held for sale carried at fair value and lower fee income associated with lower production volume. While loan production is down, the percentage of agency eligible secondary market production increased to approximately 98% of secondary market production compared to approximately 85% in 2007. Agency eligible loans, also known as conforming loans, are defined as mortgage loans eligible for secondary market purchase by GNMA, FNMA, or FHLMC. To be considered eligible, loans must adhere to maximum loan amount guidelines, debt-to-income ratio limits, and stricter documentation requirements. In addition, dramatically lower mortgage rates near the end of 2008 drove a significant increase in application activity, which has continued into early 2009.

Investment banking income increased $21.6 million, or 10.1%, compared to 2007, due to increases in direct finance and bond underwriting fees. These increases were partially offset by a decrease in M&A fees.

Net gain on the sale of businesses consists of an $89.4 million gain on the sale of our remaining interest in Lighthouse Investment Partners during the first quarter of 2008, an $81.8 million gain on the sale of TransPlatinum, our former fuel card and fleet management subsidiary in the third quarter of 2008, a $29.6 million gain on the sale of First Mercantile, a retirement plan services subsidiary, during the second quarter of 2008, and a $2.7 million loss on the sale of a majority interest in Zevenbergen Capital Investments during the fourth quarter of 2008. A gain of $32.3 million was recognized in 2007 upon the merger of Lighthouse Partners.

During the first quarter of 2008, Visa completed its IPO and upon the closing, approximately 2 million of our Class B shares were mandatorily redeemed for $86.3 million, which was recorded as a gain in noninterest income.

Net securities gains of $1.1 billion for 2008 included a $732.2 million gain on the sale and contribution of a portion of our investment in Coke common stock in addition to a $413.1 million gain on the sale of MBS held in conjunction with our risk management strategies associated with economically hedging the value of MSRs. These gains were partially offset by the recognition through earnings of $83.8 million in charges related to certain ABS that were determined in 2008 to be other-than-temporarily impaired. The net securities gains of $243.1 million for 2007 included a $234.8 million gain on the sale of 4.5 million shares of Coke common stock. For additional information on transactions related to our holdings in Coke common stock, refer to “Investment in Common Shares of The Coca-Cola Company” within this MD&A.

During the fourth quarter of 2007, we completed multiple sale/leaseback transactions, consisting of over 300 of our branch properties and various individual office buildings. In total, we sold and concurrently leased back $545.9 million in land and buildings with associated accumulated depreciation of $285.7 million. For the year ended December 31, 2007, we recognized $118.8 million of the gain immediately while the remaining $385.4 million in gains were deferred and will be recognized ratably over the expected term of the respective leases, predominantly 10 years, as an offset to net occupancy expense. During 2008, we completed sale/leaseback transactions, consisting of 152 branch properties and various individual office buildings. In total, we sold and concurrently leased back $201.9 million in land and buildings with associated accumulated depreciation of $110.3 million. For the year ended December 31, 2008, we recognized $37.0 million of the gain immediately while the remaining $160.3 million in gains were deferred and will be recognized ratably over the expected term of the respective leases, predominantly as an offset to net occupancy expense.

Other income decreased $110.3 million, or 31.5%, compared to 2007. The decline was primarily due to gains in 2007 on private equity transactions that did not recur in 2008.

Table 4 - Noninterest Expense

	Year Ended December 31
(Dollars in millions)	2008	2007	2006	2005	2004	2003
Employee compensation	$2,327.2	$2,329.0	$2,253.5	$2,117.2	$1,804.9	$1,585.9
Employee benefits	434.0	441.2	471.9	417.1	363.4	358.6

Total personnel expense	2,761.2	2,770.2	2,725.4	2,534.3	2,168.3	1,944.5
Outside processing and software	492.6	410.9	393.6	357.4	286.3	246.7
Operating losses	446.2	134.0	44.6	40.3	42.8	35.5
Marketing and customer development	372.2	195.0	173.2	156.7	128.3	100.3
Net occupancy expense	347.3	351.2	334.2	312.1	268.2	237.3
Equipment expense	203.2	206.5	197.0	204.0	184.9	178.4
Mortgage reinsurance	179.9	-	-	-	-	-
Credit and collection services	156.4	112.5	101.6	84.9	66.7	70.3
Amortization/impairment of intangible assets	121.3	96.7	103.2	119.0	77.6	64.5
Other real estate expense/(income)	104.7	15.8	0.2	(1.2)	(1.8)	(2.0)
Postage and delivery	90.1	93.2	92.7	85.4	69.8	69.0
Other staff expense	70.3	132.5	92.5	90.1	66.0	60.4
Communications	69.4	79.0	72.9	79.2	67.2	61.3
Consulting and legal	58.6	101.2	113.0	112.6	81.0	57.4
Regulatory assessments	54.9	22.4	22.6	23.1	19.5	18.0
Operating supplies	44.3	48.7	54.0	53.2	46.8	39.8
Merger expense	13.4	-	-	98.6	28.4	-
Net loss on extinguishment of debt	11.7	9.8	11.7	-	-	-
Visa litigation	(33.5)	76.9	-	-	-	-
Other expense	326.2	377.3	347.5	341.0	297.0	219.2

Total noninterest expense	$5,890.4	$5,233.8	$4,879.9	$4,690.7	$3,897.0	$3,400.6

Noninterest Expense

Noninterest expense increased by $656.6 million, or 12.5%, in 2008 compared to 2007. This was primarily the result of increased costs of $624.9 million associated with the current credit cycle compared to 2007 along with a $183.4 million contribution of Coke common stock that we made to our charitable foundation in the third quarter of 2008. The remaining components of noninterest expense decreased on an overall basis because of the success achieved in reducing expenses through our E2 Program.

Personnel expenses in 2008 decreased $9.0 million, or 0.3%, from the same period in 2007. The decrease in personnel expense is due primarily to the decline in salaries expense of $34.8 million from 2007 to 2008 reflecting a reduction of approximately 3,000 full time equivalent employees since December 31, 2007 to 29,333 as of December 31, 2008. Due primarily to our fair value election for certain mortgage loans held for sale beginning in May of 2007, we deferred $79.7 million less in loan origination costs in 2008 than 2007, which partially offset the decline in personnel expense. As a consequence of the current market conditions and the reduction in plan participants, expense related to incentive plans was also lower by $53.9 million. In addition, to mitigate increases in personnel expenses in 2009, the following initiatives have been employed: no merit increases for senior management, comprising over 4,000 people, the lowering of average raise targets for the remainder of the workforce by one-third, and a reduction in the amount of promotional salary increases.

Credit-related costs include operating losses, credit and collection services, other real estate expense, and mortgage reinsurance expense. These expenses increased $624.9 million, or 238.2%, over 2007. Operating losses increased $312.2 million, or 233.0%, compared to 2007. These increases include a $206.9 million reserve recorded during 2008 for borrower misrepresentations and insurance claim denials. Approximately $139 million of this reserve relates to insured prime second lien loans and home equity lines of credit. Other real estate expense increased $88.9 million, or 562.7%, in 2008 compared to 2007. This increase was due to a $316.7 million, or 172.4%, increase in other real estate holdings, coupled with additional valuation losses in 2008 on residential loan-related properties as a result of increased inventory of foreclosures and deteriorating home values. Credit and collection services expense increased $43.9 million, or 39.0%, in 2008 compared to 2007 due to increased collection and loss mitigation activity offset by decreased loan closing expenses.

Marketing and customer development expense increased $177.2 million, or 90.9%, in 2008, compared to the same period in 2007. The increase was due to our contribution of $183.4 million, in the form of 3.6 million shares of Coke common stock, to our charitable foundation in the third quarter of 2008. Additionally, media advertising increased during the fourth quarter of 2008, when compared to 2007, in relation to our “Live Solid. Bank Solid.” campaign.

Mortgage reinsurance expense increased $179.9 million in 2008 compared to 2007 due to an increase in the mortgage reinsurance reserve which pertains to our mortgage reinsurance guaranty subsidiary, Twin Rivers. This increase in reserves was due primarily to the declining credit performance of the underlying loans. Twin Rivers’ loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. Effective January 1, 2009, Twin Rivers stopped reinsuring mortgage guaranty insurance on new loans originated or purchased in 2009 by its parent or affiliate companies. As a result, in the future the reinsurance premiums assumed by Twin Rivers will be lower than the level in 2008, and Twin Rivers will not experience any claims losses for the 2009 book year business.

Outside processing and software increased $81.7 million, or 19.9%, compared to 2007 due to higher processing costs associated with higher transaction volumes in addition to higher software amortization costs and the outsourcing of certain back-office operations during the third quarter of 2008, which was offset by the corresponding decrease in employee compensation and benefits.

Amortization/impairment of intangible assets increased $24.6 million, or 25.4%, in 2008. In the second quarter of 2008, we recorded an impairment charge of $45.0 million related to a customer relationship intangible asset. This change was partially offset by a decline in amortization of customer intangible assets.

Other staff expense decreased $62.2 million, or 46.9%, in 2008 compared to 2007 primarily related to our E2 Program savings produced in 2008 versus a $45.0 million accrual related to severance costs recorded in the third quarter of 2007 related to the program. For the year ended December 31, 2008, we achieved gross run rate savings of approximately $560.0 million related to our efficiency and productivity initiatives. Further, with the progress obtained in 2008, we believe we are on target to attain $600 million of cumulative gross savings by the end of 2009. Key contributors to achieving the 2009 goal include supplier management, outsourcing, and process engineering. Additionally in connection with our E2 Program, consulting and legal expense decreased by 42.1%, or $42.6 million, primarily within the consulting fees and data processing consulting fees accounts.

Regulatory assessments expense grew from $22.4 million in 2007 to $54.9 million in 2008 as FDIC insurance premiums increased due to the exhaustion of previously established premium credits and higher premiums. In an attempt by the FDIC to further strengthen its reserves, future regulatory assessment expense will increase significantly from the level recognized in 2008 due to an increase in the annual FDIC premium rate as well as a special FDIC assessment in 2009.

Visa litigation expense decreased by $110.4 million, or 143.6%, in 2008 compared to the same period in 2007. We increased reserves related to the Visa litigation $20.0 million in the third quarter of 2008. However, offsetting the Visa litigation accrual were reversals totaling $53.5 million related to our portion of the funding by Visa of the litigation escrow account.

Other noninterest expense decreased $51.1 million, or 13.5%, in 2008 compared to 2007. The decrease was due primarily to write-downs of $19.9 million related to Affordable Housing properties as compared to $63.4 million of related charges in 2007.

Provision for Income Taxes

The provision for income taxes includes both federal and state income taxes. In 2008, the provision for income taxes was a benefit of $67.3 million, compared to tax expense of $615.5 million in 2007. The provision represents a negative 9.2% effective tax rate for 2008 compared to a positive 27.4% for 2007. The decrease in the effective tax rate was primarily attributable to the lower level of earnings, a higher proportion of tax-exempt income, state tax benefits resulting from subsidiaries’ net operating losses and tax credits for the year ended December 31, 2008. Additionally, in July 2008, we contributed 3.6 million shares of Coke common stock to our SunTrust Foundation. This contribution resulted in a release of the deferred tax liability of approximately $65.8 million (net of valuation allowance) and provided an additional decrease in the effective tax rate. For additional information on this and the other transactions related to our holdings in Coke, refer to “Investment in Common Shares of The Coca-Cola Company” within this MD&A.

As of December 31, 2008, our gross cumulative unrecognized tax benefits (“UTBs”) amounted to $330.0 million, of which $266.7 million (net of federal tax benefit) would affect our effective tax rate, if recognized. As of December 31, 2007, our gross cumulative UTBs amounted to $325.4 million. Additionally, we recognized a gross liability of $70.9 million and $80.0 million for interest related to our UTBs as of December 31, 2008 and December 31, 2007, respectively. Interest expense related to UTBs was $22.4 million for the year ended December 31, 2008, compared to $27.7 million for the same period in 2007. We continually evaluate the UTBs associated with our uncertain tax positions. It is reasonably possible that the total UTBs could significantly increase or decrease during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. However, an estimate of the range of the reasonably possible change in the total amount of UTBs cannot currently be made.

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

Table 5 - Loan Portfolio by Types of Loans

	As of December 31
(Dollars in millions)	2008	2007	2006	2005	2004	2003
Commercial	$41,039.9	$35,929.4	$34,613.9	$33,764.2	$31,823.8	$30,681.9
Real estate:
Residential mortgages	32,065.8	32,779.7	33,830.1	29,877.3	24,553.5	17,208.1
Home equity lines	16,454.4	14,911.6	14,102.7	13,635.7	11,519.2	6,965.3
Construction	9,864.0	13,776.7	13,893.0	11,046.9	7,845.4	4,479.8
Commercial real estate	14,957.1	12,609.5	12,567.8	12,516.0	12,083.8	9,330.1
Consumer:
Direct	5,139.3	3,963.9	4,160.1	5,060.8	6,622.3	3,539.6
Indirect	6,507.6	7,494.1	7,936.0	8,389.5	6,802.9	8,394.5
Credit card	970.3	854.1	350.7	264.5	175.3	133.0

Total loans	$126,998.4	$122,319.0	$121,454.3	$114,554.9	$101,426.2	$80,732.3

Loans held for sale	$4,032.1	$8,851.7	$11,790.1	$13,695.6	$6,580.2	$5,552.1

Table 6 - Funded Exposures by Selected Industries1

	As of December 31, 2008		As of December 31, 2007
(Dollars in millions)	Loans	% of Total Loans	Loans	% of Total Loans
Real estate	$9,291.1	7.3%	$8,338.5	6.8%
Construction	8,727.3	6.9	8,615.8	7.0
Retail trade	5,352.1	4.2	5,445.9	4.5
Manufacturing	4,366.0	3.4	3,513.9	2.9
Wholesale trade	3,767.0	3.0	3,376.0	2.8
Health & social assistance	3,557.9	2.8	2,922.3	2.4
Finance & insurance	3,352.0	2.6	2,891.7	2.4
Professional, scientific & technical services	2,297.5	1.8	2,108.6	1.7
Information	2,123.5	1.7	1,456.6	1.2
Public administration	2,012.7	1.6	1,864.1	1.5
Nonprofits	1,941.4	1.5	1,829.8	1.5
Transportation & warehousing	1,918.4	1.5	1,674.1	1.4
Accomodation & food services	1,739.0	1.4	1,441.9	1.2
Mining	1,359.1	1.1	1,144.2	0.9
Arts, entertainment & recreation	1,254.8	1.0	1,145.1	0.9
Administrative and support	1,107.2	0.9	1,057.7	0.9

[1]	Industry groupings are loans in aggregate greater than $1 billion as of December 31, 2008 based on the North American Industry Classification System.

Loans

Total loans as of December 31, 2008 were $127.0 billion, an increase of $4.7 billion, or 3.8%, from December 31, 2007. The increase was primarily driven by growth in commercial loans, commercial real estate, and home equity lines. These increases were partially offset by a decrease in real estate construction loans. We believe that our portfolio is well diversified by product, client, and geography throughout our footprint, and has relatively low exposure to unsecured consumer loan products. A portion of the increase, approximately $1.0 billion as of December 31, 2008, came as a result of the loans acquired in the GB&T purchase during the second quarter of 2008.

Commercial loans were $41.0 billion, an increase of $5.1 billion, or 14.2%, from December 31, 2007, and comprise 32.3% of the total loan portfolio at December 31, 2008. The commercial loan portfolio is well diversified by industry, collateral, and geography. The primary reason for the increase was the disruption in the short-term corporate funding markets during the second half of 2008, resulting in certain commercial and large corporate clients accessing bank lines for funding. As such, beginning in the third quarter of 2008 in particular, we experienced an increase in the utilization levels of our outstanding commercial loan facilities. Overall, the portfolio has performed well but, depending on the economy, losses could increase in future periods.

Residential mortgages were $32.1 billion, or 25.2% of the total loan portfolio, as of December 31, 2008, down 2.2% from December 31, 2007. The residential mortgage portfolio is comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There are minimal negative amortizing option adjustable rate mortgages (“ARMs”) and virtually no subprime loans in the core portfolio. The residential portfolio is mainly dispersed over four states: Florida (29.9%), Georgia (15.2%), Virginia (10.5%), and California (8.0%). The core mortgage portfolio was $23.2 billion, or 18.2% of total loans, as of December 31, 2008 and deteriorated somewhat due to current market conditions. Delinquency levels of 60 days or more increased to 2.6% as of December 31, 2008. The core mortgage portfolio consists of two-thirds prime jumbo loans. The core first mortgage portfolio included $14.3 billion in interest-only ARMs. The weighted average combined loan to value (“LTV”) at origination of the core portfolio was 73%, and the portfolio has a current weighted average FICO score of 721. Prime second mortgages were $3.9 billion, or 3.1%, of total loans as of December 31, 2008 and are comprised of purchase money second liens or combo loans with a current weighted average FICO of 708. Home equity loans comprise $2.5 billion, or 2.0%, of the total loan portfolio as of December 31, 2008 and have a current weighted average FICO score of 713 and a 75% weighted average combined LTV at origination. Thirty-two percent of the home equity loans are in a first lien position. Lot loans were $1.4 billion, or approximately 1.1% of total loans, as of December 31, 2008 and have a current weighted average FICO score of 700. Alt-A loans were $1.2 billion, or 1.0% of total loans, as of December 31, 2008. Of the Alt-A loans, $0.9 billion are first liens and well secured with a weighted average combined LTV of 75% at origination. The remaining $0.3 billion of Alt-A loans are second lien loans with a weighted average combined LTV of 97% at origination and a current weighted average FICO score of 601.

The home equity line portfolio was $16.5 billion, or 13.0% of total loans, as of December 31, 2008, an increase of 10.3% from December 31, 2007, and it has a 74% weighted average combined LTV at origination and current FICO score of 727. The growth in this portfolio is in the low risk segment and results from a slow down of payoff/paydown attrition and normal line utilization on lines originated in late 2007 and 2008 under more conservative underwriting guidelines. The growth was predominantly in the less than 90% LTV and higher than 720 FICO scores segments. The weighted average FICO score of our new production is 772 with a weighted average combined LTV of 60%. Third party originated home equity lines continue to perform poorly; however, only 11.3% of the home equity lines were originated through that channel. We have eliminated origination of home equity product through third party channels, eliminated greater than 85% LTV originations, implemented market specific LTV guidelines in certain declining markets, and have been aggressively reducing line commitments in higher risk situations. Approximately 23% of our home equity lines are in a first lien position. We continue to enhance our collections and default management processes and where possible, reduce outstanding line commitments; however, we expect the home equity line portfolio to continue to show elevated nonaccrual and charge-off levels in the near future.

The construction portfolio was $9.9 billion, or 7.8% of total loans, at December 31, 2008, down $3.9 billion, or 28.4%, from December 31, 2007. The construction portfolio consists of residential construction to perm loans ($1.7 billion), residential construction loans ($2.0 billion), commercial construction loans ($2.4 billion), acquisition and development loans ($2.5 billion), and raw land loans ($1.3 billion). Approximately one third of this portfolio is owner-occupied, which provides additional sources of repayment and helps mitigate risk of loss. We have reduced the level of risk in the construction portfolio by prudently managing our construction exposure. This is evident by the declines in outstanding balances since December 2007 in the construction to perm (down 52.0%), residential construction (down 27.7%), commercial construction (down 27.1%), and acquisition and development (down 14.0%) portfolios. Further, these net decreases include the addition of construction loans from the GB&T acquisition that occurred in the second quarter 2008. Commercial-related construction loans represent 24.3% of the total construction portfolio and continue to perform well. Overall performance of residential construction related loans has deteriorated since the fourth quarter of 2007 consistent with the general decline in the economy. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We have strict limits and have exposure caps on specific projects and borrowers for risk diversification. In some cases, the maturity date of certain residential real estate related loans, namely construction to perm and lot loans, has been extended as a result of market delays in completing the build-out phase of the home. These borrowers continue to perform; consequently, the loans remain on accruing status. It is possible that these borrowers could experience varying degrees of financial difficulties, resulting potentially in more significant loan modifications.

The commercial real estate portfolio was $15.0 billion, or 11.8% of total loans, an increase of $2.3 billion, or 18.6%, from December 31, 2007. Of this increase, $603.4 million was due to the acquisition of GB&T. This portfolio includes both owner-occupied and income producing collateral, with approximately 60% being owner occupied properties. The primary source of loan repayment for owner-occupied properties is business income and not real estate operations, which diversifies the risk or sources of repayment. Although we have not seen a significant deterioration on the fundamentals in our income property or owner-occupied products, recent market conditions have presented some rising vacancies among retail, office, and industrial products.

The indirect consumer portfolio was $6.5 billion, or 5.1% of total loans, at December 31, 2008, down $986.5 million, or 13.2%, from December 31, 2007. This portfolio primarily consists of automobile loans generated through dealerships and has a current weighted average FICO of 699. The decrease is largely attributable to the recent slowdown in automobile sales and our specific decision to reduce exposure in this portfolio. This portfolio is experiencing a higher level of net charge-offs compared to the fourth quarter of 2007, driven by declining auto auction prices, especially for SUVs and large pick-up trucks.

The direct consumer portfolio was $5.1 billion, or 4.0% of total loans, at December 31, 2008, up $1.2 billion, or 29.7% from December 31, 2007, almost entirely due to growth in student loans. Student loans, which are mostly government supported, made up $2.9 billion, or 55.4%, of the direct consumer portfolio. This portfolio also consists of loans and lines to individuals for personal or family uses.

The decrease in loans held for sale from December 31, 2007 to December 31, 2008 of $4.8 billion was due primarily to a decline in total loan production of $21.9 billion, or 37.6% from 2007 to 2008. During 2008 and 2007, we transferred $656.1 million and $837.4 million, respectively, in loans from held for sale to held for investment. The transfer included loans that we determined could not be sold due to underwriting defects or payment defaults, as well as non-agency residential loans for which deteriorating market conditions impacted our ability to sell these loans. The loans transferred included loans that are carried at fair value under SFAS No. 159 and continue to be reported at fair value while classified as held for investment, as well as loans transferred at the lower of cost or market value.

Table 7 - Allowance for Loan and Lease Losses

(Dollars in millions)	As of December 31
Allocation by Loan Type	2008 [1]	2007 [1]	2006 [1]	2005 [1]	2004 [1]	2003 [2]
Commercial	$631.2	$422.6	$415.9	$439.6	$433.0	$369.3
Real estate	1,523.2	664.6	443.1	394.1	369.7	159.3
Consumer loans	196.7	110.3	95.5	109.4	159.6	344.3
Unallocated [3]	-	85.0	90.0	85.0	87.7	69.0

Total	$2,351.1	$1,282.5	$1,044.5	$1,028.1	$1,050.0	$941.9

	As of December 31
Year-end Loan Types as a Percent of Total Loans	2008	2007	2006	2005	2004	2003
Commercial	32.3%	29.4%	28.8%	29.2%	31.6%	38.2%
Real estate	57.8	60.6	61.2	58.7	55.2	47.0
Consumer loans	9.9	10.0	10.0	12.1	13.2	14.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

[1]

The allocations in the years 2004 through 2008 reflect the implementation of an ALLL methodology that is more granular than in prior periods. This methodology segregates the portfolio and incorporates a weighted average of expected loss derived from an internal risk rating system. Beginning in 2004, the allocation also includes the acquired portfolio of NCF.

[2]	Beginning in 2003, the allocation reflected an apportionment of the ALLL that had been categorized as “environmental factors,” which is now included in our homogeneous loan pool estimates.
[3]	Beginning in 2008, the unallocated reserve is reflected in our homogeneous pool estimates.

Table 8 - Summary of Loan and Lease Losses Experience

	Year Ended December 31
(Dollars in millions)	2008		2007		2006		2005		2004		2003
Allowance for Loan and Lease Losses
Balance - beginning of period	$1,282.5		$1,044.5		$1,028.1		$1,050.0		$941.9		$930.1
Allowance associated with loans at fair value [1]	-		(4.1)		-		-		-		-
Allowance from acquisitions and other activity - net	158.7		-		-		-		173.8		9.3
Provision for loan losses	2,474.2		664.9		262.5		176.9		135.5		313.6
Charge-offs:
Commercial	(218.7)		(133.6)		(178.9)		(107.3)		(109.7)		(195.0)
Real estate:
Home equity lines	(449.6)		(116.2)		(28.8)		(24.5)		(12.6)		(5.8)
Construction	(194.5)		(12.2)		(2.3)		(6.0)		(4.1)		(0.8)
Residential mortgages	(525.1)		(113.1)		(29.6)		(22.8)		(20.2)		(16.3)
Commercial real estate	(24.7)		(2.1)		(8.1)		(3.1)		(5.5)		(5.6)
Consumer loans:
Direct	(41.9)		(23.4)		(22.0)		(37.2)		(25.1)		(28.6)
Indirect	(192.9)		(106.4)		(82.3)		(109.6)		(133.9)		(139.5)
Credit card	(33.1)		(7.3)		(4.6)		(4.7)		(4.9)		(2.7)

Total charge-offs	(1,680.5)		(514.3)		(356.6)		(315.2)		(316.0)		(394.3)
Recoveries:
Commercial	24.1		23.3		28.6		35.1		48.7		39.3
Real estate:
Home equity lines	16.4		7.8		6.9		6.2		3.3		1.4
Construction	2.8		1.2		2.0		0.8		0.1		0.4
Residential mortgages	7.8		5.5		7.9		8.1		6.4		3.6
Commercial real estate	1.2		1.9		6.2		2.6		1.4		1.4
Consumer loans:
Direct	8.2		9.6		12.1		13.5		10.0		8.5
Indirect	54.2		41.3		45.4		48.9		43.7		28.1
Credit card	1.5		0.9		1.4		1.2		1.2		0.5

Total recoveries	116.2		91.5		110.5		116.4		114.8		83.2

Net charge-offs	(1,564.3)		(422.8)		(246.1)		(198.8)		(201.2)		(311.1)

Balance - end of period	$2,351.1		$1,282.5		$1,044.5		$1,028.1		$1,050.0		$941.9

Average loans	$125,432.7		$120,080.6		$119,645.2		$108,742.0		$86,214.5		$76,137.9
Year-end loans outstanding	126,998.4		122,319.0		121,454.3		114,554.9		101,426.2		80,732.3

Ratios:

Allowance to year-end loans[2]	1.86%		1.05%		0.86%		0.90%		1.04%		1.17%
Allowance to nonperforming loans[3]	61.7		101.9		216.9		378.0		404.7		279.8
Allowance to net charge-offs	1.50	x	3.03	x	4.24	x	5.17	x	5.22	x	3.03	x
Net charge-offs to average loans	1.25%		0.35%		0.21%		0.18%		0.23%		0.41%
Provision to average loans	1.97		0.55		0.22		0.16		0.16		0.41
Recoveries to total charge-offs	6.9		17.8		31.0		36.9		36.3		21.1

[1]	Amount removed from the ALLL related to our election to record $4.1 billion of residential mortgages at fair value.

[2]

During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the period-end loan amount, only loans measured at amortized cost. Previously, period-end loans included loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Loans measured at fair value or the lower of cost or market that have been excluded from the prior period calculation were $392.3 million, which did not change the calculation by more than one basis point as of December 31, 2007. Amounts excluded in years prior to 2007 were immaterial and resulted in no basis point change in the respective calculation.

[3]

During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the nonperforming loan amount, only loans measured at amortized cost. Previously, this calculation included nonperforming loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Nonperforming loans measured at fair value or the lower of cost or market that have been excluded from the prior period calculation were $171.5 million, which increased the calculation approximately 12 basis points as of December 31, 2007. Amounts excluded in years prior to 2007 were immaterial and resulted in no basis point change in the respective calculation.

Allowance for Loan and Lease Losses

We continuously monitor the quality of our loan portfolio and maintain an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate ALLL. In addition to the review of credit quality through ongoing credit review processes, we employ a variety of modeling and estimation techniques to measure credit risk and construct an appropriate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing significant risk elements in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at the point in time being reviewed. The multiple factors evaluated include net charge-off trends, collateral values and geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, and economic trends. These credit quality factors are incorporated into various loss estimation models and tools utilized in our ALLL process or are qualitatively considered in evaluating the overall reasonableness of the ALLL. The factors that have the greatest quantitative impact on the estimated ALLL tend to be recent net charge-off trends, delinquency rates, and loss severity levels (i.e., collateral values), as these factors tend to be contemporaneous in nature, as well as have a pervasive impact on the applicable loan pools, while factors such as nonperforming or restructured loans tend to have a more isolated impact on subsets of loans in the loan pools. Also impacting the ALLL is the estimated incurred loss period, which tends to be approximately one year for consumer-related loans and between one and one-half to three years for wholesale-related loans. The ALLL process excludes loans measured at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, as subsequent mark to market adjustments related to loans measured at fair value include a credit risk component. At December 31, 2008, the ALLL was $2,351.1 million, which represented 1.86% of period-end loans not carried at fair value. This compares with an ALLL of $1,282.5 million, or 1.05% of period-end loans not carried at fair value, as of December 31, 2007. The increase in ALLL reflects decreasing home prices and the associated increasing level of delinquencies, nonperforming loans, and net charge-offs in the residential real estate-related portions of the loan portfolio. Also affecting the increase in the ALLL was $158.7 million added in conjunction with the GB&T acquisition.

Our ALLL framework has two basic elements: specific allowances for loans individually evaluated for impairment and a component for pools of homogeneous loans not individually evaluated. Beginning in 2008, the portion of the unallocated allowance for inherent imprecision and incomplete data is reflected within the component for pools of homogenous loans. The first element of the ALLL analysis involves the estimation of allowances specific to individual impaired loans. In this process, specific allowances are established for larger commercial impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. As of December 31, 2008 and 2007, the specific allowance related to impaired loans that were individually evaluated totaled $148.7 million and $17.5 million, respectively. The increase in ALLL associated with impaired loans individually evaluated is primarily driven by deterioration in loans to residential builders and several large credits within the Wholesale line of business.

The second element of the ALLL, the general allowance for homogeneous loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical net charge-off experience and expected losses. Expected losses are based on estimated probabilities of default and loss given default derived from our internal risk rating process. These baseline factors are developed and applied to the various loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data. These influences may include elements such as changes in credit underwriting, concentration risk, and/or recent observable asset quality trends. We continually evaluate our ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time. As of December 31, 2008 and 2007, the general allowance calculations totaled $2,202.4 million and $1,180.0 million, respectively. The increase was primarily due to declining home prices and the associated deterioration in credit quality of the residential mortgage and home equity portfolios.

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past-due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with Federal Financial Institution Examination Council guidelines. Commercial loans and real estate loans are typically placed on nonaccrual when principal or interest is past-due for 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

The ALLL recorded for real estate loans was $1,523.2 million, or 2.1% of total real estate loans. The increase in ALLL is primarily associated with the residential mortgage, home equity, and residential construction portfolios and is primarily resulting from decreasing home prices and borrower credit deterioration. The ALLL recorded for commercial loans was $631.2 million, or 1.5% of the commercial loans, an increase of $208.6 million in 2008. The increase is primarily due to loan growth and credit deterioration of several large credits in the Wholesale line of business.

The ratio of the ALLL to total nonperforming loans decreased to 61.7% as of December 31, 2008 from 101.9% as of December 31, 2007. The decline in this ratio was due to a $2,509.6 million increase in nonperforming loans driven primarily by increases in residential mortgage and real estate construction nonperforming loans, partially offset by the increase in the ALLL. The increase in nonperforming loans was driven primarily by deteriorating economic conditions including increased mortgage delinquency rates and declining home values in most markets that we serve. The product type of nonperforming loans is a key determinant in evaluating the relationship between ALLL and nonperforming loans. We charge-off residential nonperforming loans to the expected net realizable value of the loans sixty days after they are classified as nonperforming. The charge-off is applied against the ALLL; therefore, the relationship between ALLL and nonperforming loans becomes unlinked since the carrying value of many of the nonperforming loans has already recognized losses that are estimated to be realized. Another factor that mitigates the increase in the ALLL is that most loans have some amount of realizable value; therefore, while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the ALLL.

The reserve for unfunded commitments was $27.5 million and $7.9 million as of December 31, 2008 and 2007, respectively. Lending commitments such as letters of credit and binding unfunded loan commitments are assessed similarly to unfunded wholesale loans except utilization assumptions are considered. The reserve for unfunded lending commitments is included in other liabilities on the Consolidated Balance Sheets with changes to the reserves recorded in other expense.

Net charge-offs for the year ended December 31, 2008 increased $1,141.5 million from the $422.8 million of net charge-offs recorded in the prior year. The increase in net charge-offs was largely due to higher net charge-offs in the residential mortgage, construction, and home equity portfolios. A downturn in residential real estate prices has negatively affected the entire industry. Despite our avoidance of the subprime consumer real estate lending markets in our loan portfolio, the lower residential real estate valuations and recessionary economic conditions have affected borrowers of higher credit quality as well.

Provision for Loan Losses

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate ALLL. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and pooled loans and leases as prescribed under SFAS No. 5, “Accounting for Contingencies.” For the year ended December 31, 2008, the provision for loan losses was $2,474.2 million, an increase of $1,809.3 million, or 272.1%, from the year ended December 31, 2007. Early stage delinquencies (accruing loans past due 30-89 days) were $2.3 billion, or 1.8% of total loans at December 31, 2008, an increase of 28 basis points from December 31, 2007. Contributing to the increase in the provision for loan losses were sharp declines in home values during 2008 with some of our Florida markets declining 30% while many other markets declined 10% or less. Fourth quarter provision for loan losses increased $458.8 million from the third quarter primarily due to significant deterioration in the economy and resulting deterioration in credit quality and higher fourth quarter of 2008 net charge-offs. Fourth quarter credit quality deterioration was particularly evident in early stage delinquencies which were stable most of 2008 around 1.5% of total loans but increased to 1.8% by year end due to an intensification of recessionary conditions. The increase in early stage delinquencies was primarily in the residential mortgage related portfolios.

The provision for loan losses was $909.9 million more than net charge-offs of $1,564.3 million during 2008, reflecting the downturn in the residential real estate markets and the resulting deterioration in credit conditions of the residential mortgage, construction, and home equity portfolios. Net charge-offs for 2008 were $1,141.5 million higher than net charge-offs recorded in 2007. Net charge-offs to average loans were 1.25% in 2008 compared to 0.35% in 2007. The increase was largely due to higher net charge-offs in the residential mortgage, home equity, and construction portfolios. A downturn in residential real estate prices has negatively affected the entire industry, including higher credit quality products and borrowers. We anticipate declines in home values and rising unemployment will result in additional net charge-offs in future periods.

Table 9 - Nonperforming Assets

	As of December 31,
(Dollars in millions)	2008	2007	2006	2005	2004	2003
Nonperforming Assets
Nonaccrual/nonperforming loans
Commercial	$322.0	$74.5	$106.8	$70.9	$130.9	$165.9
Real estate
Construction	1,276.8	295.3	38.6	24.4	32.8	4.4
Residential mortgages	1,847.0	841.4	266.0	95.7	104.1	83.7
Home equity lines	272.6	135.7	13.5	7.6	0.4	1.7
Commercial real estate	176.6	44.5	55.4	44.6	36.7	48.6
Consumer loans	45.0	39.0	23.5	28.7	49.3	32.2

Total nonaccrual/nonperforming loans	3,940.0	1,430.4	503.8	271.9	354.2	336.5
Other real estate owned (“OREO”)	500.5	183.7	55.4	30.7	28.6	16.5
Other repossessed assets	15.9	11.5	6.6	7.2	8.8	10.3

Total nonperforming assets	$4,456.4	$1,625.6	$565.8	$309.8	$391.6	$363.3

Ratios:
Nonperforming loans to total loans[1]	3.10%	1.17%	0.41%	0.24%	0.35%	0.42%
Nonperforming assets to total loans plus OREO and other repossessed assets[1]	3.49	1.33	0.47	0.27	0.39	0.45
Restructured loans (accruing)	462.6	29.9	28.0	24.4	19.1	14.8
Accruing loans past due 90 days or more	$1,032.3	$611.0	$351.5	$371.5	$214.3	$196.4

[1]

During the third quarter of 2008, we revised our definition of nonperforming loans to exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they are performing in accordance with the restructured terms. This change better aligns our definition of nonperforming loans and nonperforming assets with the one used by peer institutions and therefore improves comparability of this measure across the industry.

Nonperforming Assets

Nonperforming assets totaled $4.5 billion as of December 31, 2008, an increase of $2.8 billion, or 174.1%, from December 31, 2007. Nonperforming loans as of December 31, 2008 were $3.9 billion, an increase of $2.5 billion, or 175.4%, from December 31, 2007. Of this total increase, nonperforming residential mortgage loans represented $1,005.6 million, nonperforming real estate construction loans represented $981.5 million, nonperforming commercial loans represented $247.5 million, nonperforming home equity lines represented $136.9 million, nonperforming commercial real estate loans represented $132.1 million, and consumer loans represented $6.0 million.

Residential mortgages and home equity lines represent 53.8% of nonaccruals, and if residential related construction loans are included, then nonaccruals related to residential real estate represent 70.6% of total nonperforming loans. The second quarter 2008 GB&T acquisition accounted for $229.5 million of the increase in nonperforming assets. The increases in nonperforming assets is largely related to the housing correction and related decline in the values of residential real estate. As loans work through their migration process, we anticipate nonaccrual loans to continue increasing until we experience sustained improvement in the delinquency level of our loan portfolios. The nonperforming assets balance is also affected by the time it takes to complete the foreclosure process, especially in judicial jurisdictions.

Nonperforming residential real estate loans are collateralized by one-to-four family properties and a portion of the risk is mitigated by mortgage insurance. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Since early 2006, we have tightened the underwriting standards applicable to many of the residential loan products offered. We do not originate subprime loans or option ARMs for our balance sheet. The total Alt-A portfolio loans, which consist of loans with lower documentation standards, were approximately $1.2 billion as of December 31, 2008, down 27.3% from December 31, 2007. The Alt-A loans are 1.0% of the total loans and 3.9% of our residential mortgage portfolio. Approximately $254.0 million of this portfolio was nonperforming at December 31, 2008. The Alt-A portfolio was comprised of approximately 73% in first lien positions and approximately 27% in second lien positions at December 31, 2008. The weighted average original LTV of the first lien positions was 75%. For the Alt-A second lien positions, the weighted average original combined LTV was 97% and the weighted average original FICO score was 682. We discontinued originating first lien Alt-A loans to hold on the balance sheet during 2006 and until mid-2007 originated a small amount with more restrictive credit guidelines for placement in the secondary market. We have now eliminated Alt-A production entirely.

At the end of 2008, the prime second portfolio totaled $3.9 billion with $3.5 billion insured. During the second quarter of 2008, the insurance provider stopped providing mortgage insurance on newly originated prime second mortgages; however, existing policies remain in force. These policies provide insurance on a pool basis and generally cover 100% of the loss up to a maximum loss percentage (e.g., stop loss) for the entire pool. More specifically, the policies generally cover losses up to

5% of the original pool balance; we cover the next 3% of losses and then the insurer covers the next 2% of losses to the final stop loss level of 10%. Frequently, these loss limits are segregated by “book years” where each book year has its own stop loss. Due to deterioration in the delinquency rates, the loss estimates for the prime second portfolio increased during the fourth quarter of 2008. Thus, we expect to breach the first stop loss level on our prime seconds and experience credit losses on these loans in 2009. Accordingly, the ALLL as of December 31, 2008 reflects our uninsured portion of the estimated losses.

Loans in these pool policies must be originated under parameters agreed to under the insurance policy. If a loan is either originated outside of agreed upon parameters, or found to contain a material misrepresentation on the loan application or appraisal, then the loan may not be insurable. Upon receipt of a claim, the mortgage insurer reviews the applicable loan file for proper documentation to verify that the loan met the documentation and underwriting terms of the mortgage insurance agreement. If the mortgage insurer denies the claim, we will review and verify the reason for the denied claim and independently determine if the claim denial was appropriate. If we disagree with the mortgage insurer’s decision to deny the claim, we will discuss the circumstances with the mortgage insurer in attempt to reach a common understanding and acceptable resolution. When a denied claim is under review, we will reserve for the loss contingency based on the guidance in SFAS No. 5, “Accounting for Contingencies”. As of December 31, 2008, we had reserved approximately $97.5 million related to potential claim denials, which were recorded in other liabilities in the consolidated financial statements. Total claims paid during 2008 and 2007 under the mortgage insurance arrangement were $31.4 million and $41.4 million, respectively.

Nonaccrual construction loans were $1.3 billion, an increase of $981.5 million, or 332.4%, from December 31, 2007. The increase in construction nonaccrual loans relates primarily to residential-related construction and development and is driven by the downturn in the housing market.

Nonaccrual home equity lines of credit (“HELOC”) were $272.6 million at December 31, 2008 compared with $135.7 million at December 31, 2007. Third-party originated had the highest nonaccrual ratio at 4.3% and accounted for 29.3% of nonperforming lines. Approximately 11% of the portfolio has combined LTVs greater than 90%, and more than 54% of the portfolio has a combined LTV of less than or equal to 80%. There are no HELOCs in the portfolio that were originated as subprime. The weighted average combined LTV of the total HELOC portfolio is approximately 74% and nearly 23% of the portfolio is in the first lien position.

We are proactively managing troubled and potentially-troubled mortgage and home equity loans as part of our extensive workout programs to help clients stay in their homes by reworking these loans to achieve an affordable payment structure. These modifications may include interest rate or repayment terms adjustments. Accruing loans with modifications that are deemed to be economic concessions are reported as restructured. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to restructured. Accruing restructured loans were $462.6 million at December 31, 2008, an increase of $432.7 million from December 31, 2007.

Other real estate owned (“OREO”) as of December 31, 2008 was $500.5 million, an increase of $316.8 million, or 172.5%, from December 31, 2007. The increase was primarily due to the level of residential mortgage and residential construction loans acquired through foreclosure. As of year end, $335.9 million of OREO was comprised of single family residential properties. Upon foreclosure, these properties were written down to their estimated net realizable value, less selling costs. We are aggressively working these foreclosed assets to minimize losses; however, further declines in home prices could result in additional losses on these properties. The amount of net inflows into OREO has increased over the past several quarters as nonperforming loans are worked through the foreclosure process. Most of our OREO properties are located in Georgia, California and Florida.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the years ended 2008 and 2007, this amounted to $25.4 million and $17.3 million, respectively. For the years ended 2008 and 2007, estimated interest income of $233.3 million and $85.0 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contract terms.

As of December 31, 2008, accruing loans past due ninety days or more increased by $421.3 million from December 31, 2007 to $1,032.3 million, primarily in residential mortgage related and commercial real estate portfolios. The increase was primarily driven by loans sold to Government National Mortgage Association that were ninety days or more past due, which increased $257.3 million from December 31, 2007.

When information about borrowers’ possible credit problems causes us to have serious doubts about their ability to repay under the contractual terms of the loan, we classify those loans as nonaccrual. We do, however, consider early stage delinquencies (accruing loans past due 30-89 days) to be an indicator of potential credit problems. During 2008, the related early stage delinquency balances have been increasing and are generally expected to continue to increase in 2009. Early stage delinquencies were $2.3 billion, or 1.8% of total loans, at December 31, 2008 which represents a 28 basis point increase from December 31, 2007.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Adoption of Fair Value Accounting Standards

During the first quarter of 2007, we evaluated the provisions of SFAS Nos. 157 and 159. SFAS No. 157 clarifies how to measure fair value when such measurement is otherwise required by U.S. GAAP, and SFAS No. 159 provides companies with the option to elect to carry specific financial assets and financial liabilities at fair value. While the provisions of SFAS No. 157 establish clearer and more consistent criteria for measuring fair value, the primary objective of SFAS No. 159 is to expand the use of fair value in U.S. GAAP, with the focus on eligible financial assets and financial liabilities. As a means to expand the use of fair value, SFAS No. 159 allows companies to avoid some of the complexities of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and more closely align the economics of their business with their results of operations without having to explain a mixed attribute accounting model. Based on our evaluation of these standards and our balance sheet management strategies and objectives, we early adopted these fair value standards as of January 1, 2007.

In conjunction with adopting SFAS No. 159, we elected to initially record specific financial assets and financial liabilities at fair value. These instruments included all, or a portion, of the following: debt, available for sale debt securities, adjustable rate residential mortgage portfolio loans, securitization warehouses, and trading loans. As a result of recording these financial assets and liabilities at fair value as of January 1, 2007, in accordance with SFAS No. 157 and SFAS No. 159, we began recording in earnings in the first quarter of 2007, changes in these instruments’ fair values, as well as changes in fair value of any associated derivatives which would have otherwise been carried at fair value through earnings.

Upon electing to carry these assets and liabilities at fair value, we began to economically hedge and/or trade these assets or liabilities in order to manage the instrument’s fair value volatility and economic value. Following is a discussion of all assets and liabilities that are currently carried at fair value on the consolidated balance sheets at December 31, 2008 and 2007, either due to our election under SFAS No. 159 or a requirement of U.S. GAAP, as is the case with securities available for sale.

Table 10 - Trading Assets and Liabilities

	As of December 31
(Dollars in thousands)	2008	2007	2006
Trading Assets
U.S. government and agency securities	$788,166	$758,129	$162,403
U.S. government-sponsored enterprises	2,339,469	3,375,361	675,898
Corporate and other debt securities	1,538,010	2,821,737	409,029
Equity securities	116,788	242,680	2,254
Mortgage-backed securities	95,693	938,930	140,531
Derivative contracts	4,701,782	1,977,401	1,064,263
Municipal securities	159,135	171,203	293,311
Commercial paper	399,611	2,368	29,940
Other securities and loans	257,615	230,570	-

Total trading assets	$10,396,269	$10,518,379	$2,777,629

Trading Liabilities
U.S. government and agency securities	$440,408	$404,501	$382,819
Corporate and other debt securities	146,805	126,437	-
Equity securities	13,263	68	77
Mortgage-backed securities	-	61,672	-
Derivative contracts	2,640,308	1,567,707	1,251,201

Total trading liabilities	$3,240,784	$2,160,385	$1,634,097

Trading Assets and Liabilities

Trading assets include loans, investment securities and derivatives that relate to capital markets trading activities by acting as broker/dealer on behalf of our clients, investment securities, and derivatives that are periodically acquired for corporate balance sheet management purposes. All trading assets and liabilities are carried at fair value as required under U.S. GAAP, or due to our election under SFAS No. 159 to carry certain assets at fair value. Trading accounts profits/(losses) and commissions on the Consolidated Statements of Income are primarily comprised of gains and losses on trading assets and liabilities. For additional information regarding trading account profits/(losses) and commissions, refer to “Noninterest Income” within this MD&A. Additionally, see Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for additional information regarding financial instruments carried at fair value.

We utilize trading assets such as fixed rate agency MBS and derivatives, primarily interest rate swaps, for balance sheet management purposes that are intended to provide an economic hedge to a portion of the changes in fair value of our publicly-traded debt that is measured at fair value pursuant to our election of the fair value option. As of December 31, 2008, the amount of trading securities outstanding for this purpose was approximately $166.1 million of fixed rate corporate bonds in financial services companies.

Derivative assets and liabilities increased during 2008 by $2.7 billion and $1.1 billion, respectively. This increase was driven by the movements in fair values of interest rate based derivatives as both current and projected future interest rates declined significantly during the fourth quarter of 2008. The higher increase in derivative assets relative to derivative liabilities during the year is due to gains in fair value from derivative positions that we use as risk management tools. See Note 17, “Derivative Financial Instruments”, to the Consolidated Financial Statements for additional information regarding risk management strategies involving derivatives.

Certain ABS were purchased during the fourth quarter of 2007 from affiliates and certain ARS were purchased primarily in the fourth quarter of 2008. The securities acquired during the fourth quarter of 2007 included SIVs that are collateralized by various domestic and foreign assets, residential MBS, including Alt-A and subprime collateral, collateralized debt obligations (“CDO”), and commercial loans, as well as super-senior interests retained from Company-sponsored securitizations. During 2008, we recognized approximately $255.9 million in net market valuation losses related to these ABS. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by approximately $3.2 billion since the acquisition of these in the fourth quarter of 2007, making the exposure at December 31, 2008 approximately $250.0 million. During the year, we sold over $1.5 billion in securities and received over $870 million in payments related to securities acquired during the fourth quarter of 2007.

We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential MBS; however, more than half of the remaining acquired portfolio consists of SIVs undergoing enforcement proceedings, and therefore any significant reduction in the portfolio will largely depend on the status of those proceedings. While further losses are possible, our experience during the year reinforces our belief that we have appropriately written these assets down to fair value as of December 31, 2008. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets” included in this MD&A for more information.

The amount of ARS recorded in trading assets at fair value totaled $133.1 million at December 31, 2008. The majority of these ARS are preferred equity securities, and the remaining securities consist of ABS backed by trust preferred bank debt or student loans.

In September 2008, we purchased, at amortized cost plus accrued interest, a Lehman Brothers security from the RidgeWorth Prime Quality Money Market Fund (the “Fund”). The Fund received a cash payment for the accrued interest along with a $70 million note that we issued. RidgeWorth, one of our wholly-owned subsidiaries, is the investment adviser to the Fund. The Lehman Brothers security went into default when Lehman Brothers filed for bankruptcy in September 2008. We took this action in response to the unprecedented market events during the third quarter and to protect investors in the Fund from losses associated with this specific security. When purchased by the Fund, the Lehman Brothers security was rated A-1/P-1 and was a Tier 1 eligible security. Lehman Brothers is currently in liquidation and the ultimate timing and form of repayment on the security is not known at this time. During 2008, we recorded a pre-tax market valuation loss of $63.8 million as a result of the purchase. We evaluated this transaction under the applicable accounting guidance and concluded that we were not the primary beneficiary and therefore consolidation of the Fund was not appropriate.

In September 2008, the Federal Reserve Bank of Boston (the “Fed”) instituted the ABCP MMMF Liquidity Facility program (the “Program”) that allows eligible depository institutions, bank holding companies and affiliated broker/dealers to purchase certain asset-backed commercial paper (“ABCP”) from certain money market mutual funds (the “MMMF”). These purchases will be made by the participating institution at a price equal to the MMMF’s amortized cost. The Fed will then make a fixed rate non-recourse loan to the participating institution that will mature on the same date as the ABCP that was purchased with a specific draw. As of December 31, 2008, SunTrust Robinson Humphrey (“STRH”) owned $400 million of eligible ABCP at a fair value of $399.6 million. At December 31, 2008, this ABCP had a weighted average maturity of 9 days and a risk weighting of 0% for regulatory capital purposes. Per the terms of the Program, STRH also had outstanding loans from the Fed in the amount of $399.6 million at fixed interest rates ($199.8 million at 2.25% and $199.8 million at 1.75%). Subsequent to December 31, 2008, all of this ABCP matured, STRH collected 100% of the par amount of this ABCP from the issuer and repaid the loan to the Fed. At December 31, 2008, this ABCP was classified within trading assets and carried at fair value, and the loans from the Fed were elected to be carried at fair value pursuant to the provisions of SFAS No. 159 and classified within other short-term borrowings. Because of the non-recourse nature of the loan, we did not recognize through earnings any differences in fair value between the loans and the ABCP.

Table 11 – Securities Available for Sale

	As of December 31
(Dollars in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities
2008	$125.6	$1.5	$-	$127.1
2007	139.2	1.6	-	140.8
2006	143.7	1.5	0.1	145.1
U.S. government-sponsored enterprises
2008	$339.0	$20.3	$0.3	$359.0
2007	244.0	5.6	-	249.6
2006	1,464.3	7.1	16.0	1,455.4
States and political subdivisions
2008	$1,018.9	$24.6	$6.1	$1,037.4
2007	1,052.6	16.2	1.5	1,067.3
2006	1,032.3	13.4	4.6	1,041.1
Asset-backed securities
2008	$54.1	$3.1	$7.6	$49.6
2007	241.7	-	31.4	210.3
2006	1,128.0	1.9	17.6	1,112.3
Mortgage-backed securities
2008	$15,022.1	$142.2	$118.0	$15,046.3
2007	10,085.8	71.7	16.3	10,141.2
2006	17,337.3	37.4	243.8	17,130.9
Corporate bonds
2008	$275.5	$3.3	$13.0	$265.8
2007	232.2	0.7	1.6	231.3
2006	468.9	1.5	7.6	462.8
Other securities[1]
2008	$1,448.0	$1,363.3	$-	$2,811.3
2007	1,544.0	2,679.6	-	4,223.6
2006	1,423.9	2,330.2	-	3,754.1
Total securities available for sale
2008	$18,283.2	$1,558.3	$145.0	$19,696.5
2007	13,539.5	2,775.4	50.8	16,264.1
2006	22,998.4	2,393.0	289.7	25,101.7

[1]

Includes our investment in 30.0 million, 43.6 million, and 48.2 million shares of common stock of The Coca-Cola Company, $493.2 million, $452.2 million, and $389.2 million of Federal Home Loan Bank of Cincinnati and Federal Home Loan Bank of Atlanta stock stated at par value, and $360.9 million, $340.2 million, and $340.2 million of Federal Reserve Bank stock stated at par value as of December 31, 2008, 2007, and 2006, respectively.

Securities Available for Sale

The securities available for sale portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. For much of 2008 the securities portfolio remained relatively constant with cash flow from maturities and prepayments primarily reinvested into longer duration agency MBS.

The size of the portfolio was $19.7 billion as of December 31, 2008, an increase of $3.4 billion, or 21.1%, from December 31, 2007, due primarily to the net purchases during the fourth quarter of 2008 of MBS issued by federal agencies, offset by the sale and contribution of a portion of our investment in Coke common stock along with a decline in the fair value of the remaining portion of the Coke common stock.

Net securities gains of $1.1 billion were realized during 2008, primarily due to the sale and contribution of a portion of our investment in Coke common stock from which a $732.2 million gain was realized. Additionally in the fourth quarter of 2008, $14.6 billion of MBS issued by federal agencies were purchased and $9.3 billion of primarily agency MBS were sold generating a $413.1 million realized gain. The securites sold were held in conjunction with our risk management strategies associated with economically hedging the value of MSRs. Net securities gains realized for the year ended December 31, 2007 were $243.1 million primarily related to the sale of Coke common stock, while we realized net securities losses of $50.5 million for the year ended December 31, 2006.

The portfolio’s effective duration decreased to 2.8% as of December 31, 2008 from 3.9% as of December 31, 2007. The decline was caused by an increase in prepayment assumptions on our MBS portfolio. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.8% suggests an expected price change of 2.8% from a one percent instantaneous change in market interest rates. The average yield for 2008 declined to 5.99% compared to 6.20% during 2007. The yield remained relatively constant during the first half of 2008 but began to decline significantly from 6.30% during the second quarter to 5.86% during the third quarter, and 5.65% during the fourth quarter. The decline in yield during the second half of 2008 was primarily driven by a decline in dividend income as a result of the sale and contribution of a portion of our investment in Coke common stock. The yield during the fourth quarter was also negatively impacted by the decision of the FHLB to delay the declaration of their quarterly dividend until the first quarter of 2009. We expect to see a further decline in the yield on available for sale securities in the first quarter of 2009 due to the timing of the net purchase of lower-yielding MBS issued by federal agencies in late December. In addition, should we experience an increase in prepayments on these newly acquired MBS during the first quarter of 2009, we would see an additional decrease in yield due to the immediate recognition of the unamortized premium on these securities.

The carrying value of available for sale securities reflected $1.5 billion in net unrealized gains as of December 31, 2008, comprised of a $1.4 billion unrealized gain from our remaining 30.0 million shares of Coke common stock and a less than $0.1 billion net unrealized gain on the remainder of the portfolio.

The credit quality of the securities portfolio was bolstered as a result of our purchase of agency MBS, with approximately 94% of the total securities available for sale portfolio rated “AAA,” the highest possible rating by nationally recognized rating agencies. We review all of our securities with unrealized losses for other-than-temporary impairment at least quarterly. During 2008, we recorded $83.8 million in other-than-temporary impairment charges within securities gains/(losses), primarily related to $269.4 million in residential MBS and residual interests in which the default rates and loss severities of the underlying collateral, including subprime and Alt-A loans, increased significantly during the year. These securities were valued using either third party pricing data, including broker indicative bids, or expected cash flow models. There were no similar charges recorded in 2007.

There is a potential in the future that proposed bankruptcy legislation may lead to future other-than-temporary impairment charges associated primarily with super-senior private MBS, the amount of which is uncertain. The amortized cost of these securities was $619.2 million with associated net unrealized losses of approximately $108.9 million as of December 31, 2008.

We hold stock in the FHLB of Atlanta and FHLB of Cincinnati totaling $493.2 million as of December 31, 2008. We account for the stock based on the industry guidance in Statement of Position (“SOP”) 01-6 “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others”, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at December 31, 2008 and believe our holdings in the stock are ultimately recoverable at par. In addition, we do not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Difficult to Value Financial Assets and Liabilities

The broad credit crisis that was triggered by the 2007 subprime loan melt-down intensified throughout 2008 and, as the broader economy continued to worsen, the credit and liquidity markets became dysfunctional. The second half of 2008 was marked by turmoil in the financial sector, with the failure or government induced acquisitions of several large banks and investment banks, increased unemployment, and further declines in real estate values. Additional liquidity adjustments were made on many securities, and wider spreads caused valuing our level 3 financial instruments to become even more difficult.

Fair value is the estimated price using market-based inputs or assumptions that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes that we own. We are required to consider observable inputs, to the extent available, in the fair value estimation process, unless that data results from forced liquidations or distressed sales. When available, we will obtain third party broker quotes or observable market pricing data, as this level of evidence is the strongest support for the fair value of these instruments, absent current market activity in that specific security or a similar security. Despite our best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available. As such, the degree to which significant unobservable inputs have been utilized in our valuation procedures has increased, largely with respect to certain types of loans, securities, and public debt. This decrease in observability of market data began in the third quarter of 2007 and persisted through 2008.

The lack of liquidity in the market during the third and fourth quarters of 2008 created additional challenges when estimating the fair value of certain financial instruments. Generally, the securities most affected by the lack of liquidity are those securities classified as level 3 in the fair value hierarchy. The lack of liquidity in specific types of securities caused us to evaluate the performance of the underlying collateral and use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction and that also acknowledged illiquidity premiums and required investor rates of return that would be demanded in the market. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in discounts on the value of certain securities ranging from 5% to 40% or even higher in some cases. The current illiquid market is requiring discounts of this degree to drive a market competitive yield, as well as account for the extended duration risk from the repayment of the instrument. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, or (iii) the bid/ask spread of non-binding broker indicative bids. For certain securities, particularly non-investment grade MBS, a reasonable market discount rate could not be determined using those methodologies, and therefore dollar prices were established based on market intelligence.

Pricing services and broker quotes were obtained when available to assist in estimating the fair value of level 3 instruments. The number of quotes we obtained varied based on the number of brokers following a particular security, but generally two to four quotes were obtained; however, the ability to obtain broker quotes or indications declined throughout the year and particularly during the fourth quarter. We gained an understanding of the information used by these third party pricing sources to develop these estimated values. The information obtained from third party pricing sources was evaluated and relied upon based on the degree of market transactions supporting the price indications and the firmness of the price indications. In most cases, the current market conditions caused the price indications to be non-binding and supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument’s fair value.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments were indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques but could not otherwise be supported by recent trades due to the illiquidity in the markets. These values were evaluated in relation to other securities, other broker indications, as well as our independent knowledge of the security’s collateral. It is important to note that we believe that we evaluated all available information to estimate the value of level 3 assets. The decline in the amount of third party information available, particularly in the third and fourth quarters, necessitated the further use of internal models when valuing level 3 instruments. All of the techniques used and information obtained in the valuation process provides a range of estimated values, which were evaluated and compared in order to establish an estimated value that, based on management’s judgment, represented a reasonable estimate of the instrument’s fair value. It was not uncommon for the range of value of these instruments to vary widely; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect. We evaluate the amount of realized gains or losses upon disposition of level 3 securities relative to our most recent mark to support the accuracy of the judgments made by management in estimating the value of illiquid securities.

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

Table 12

	As of
(Dollars in millions)	December 31, 2008	December 31, 2007

Trading assets	$1,391.4	$2,950.1
Securities available for sale	1,489.6	869.7
Loans held for sale	487.4	481.3
Loans	270.3	220.8
IRLCs [1]	73.6	-

Total level 3 assets	$3,712.3	$4,521.9

Total assets	$189,138.0	$179,573.9

Total assets measured at fair value	$32,897.2	$33,397.8

Level 3 assets as a percent of total assets	2.0%	2.5%
Level 3 assets as a percent of total assets measured at fair value	11.3	13.5

Long-term debt	$3,496.3	$-
IRLCs [1]	1.2	19.6

Total level 3 liabilities	$3,497.5	$19.6

Total liabilities	$166,749.9	$161,521.4

Total liabilities measured at fair value	$11,456.5	$9,897.9

Level 3 liabilities as a percent of total liabilities	2.1%	-%
Level 3 liabilities as a percent of total liabilities measured at fair value	30.5	0.2

[1]	Beginning in the first quarter of 2008, we classified IRLCs on residential mortgage loans held for sale on a gross basis within other liabilities and other assets.

Securities Available for Sale and Trading Assets

Our level 3 securities available for sale include instruments totaling approximately $1.5 billion at December 31, 2008 including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $934 million at December 31, 2008. Level 3 trading assets total approximately $1.4 billion at December 31, 2008, which includes the Coke common stock forward sale derivative valued at approximately $249.5 million at December 31, 2008, as well as approximately $674 million of Small Business Administration (“SBA”) loans and pooled securities whose payment is guaranteed by the U.S. government. The remaining level 3 securities, both trading assets and available for sale securities, totals approximately $1 billion at December 31, 2008 and are predominantly residual and other interests retained from Company-sponsored participations or securitizations of commercial loans and residential mortgage loans, investments in SIVs, and MBS and ABS collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable. We have also increased our exposure to bank trust preferred ABS, student loan ABS, and municipal securities as a result of our offer to purchase certain ARS as a result of failed auctions. While the majority of the collateral in the remaining level 3 securities continues to be residential mortgages, exposure is widely spread across prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007.

ARS purchased since the auction rate market began failing in February 2008 have all been considered level 3 securities. We classify ARS as securities available for sale or trading securities. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning ARS market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit, and therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles and market values of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

At December 31, 2008, we hold SIV assets which are in receivership and are carried at a fair value of approximately $188 million. In addition, we hold corporate bond exposure to Lehman Brothers, which is undergoing bankruptcy proceedings, that is carried at a fair value of approximately $6.7 million. At December 31, 2008, 40 level 3 ABS and MBS that we own were downgraded during the year ended December 31, 2008 due to continued deterioration in the credit quality of the underlying collateral and in many cases, the downgrade of a monoline insurer of the security. The fair value of the downgraded securities totaled approximately $200 million at December 31, 2008 and includes $135 million of first lien mortgages, $14 million of second lien mortgages, $45 million of trust preferred bank obligations, $1 million of student loan ARS, and $5 million of special purpose vehicles (“SPV”) repackaged risk. We recognized additional unrealized losses of approximately $68 million for the year ended December 31, 2008 on these downgraded securities. There is also approximately $32 million of unrealized losses that have not been recognized in earnings related to two MBS available for sale that were downgraded in 2008, but continue to maintain an investment grade rating. We have evaluated these securities for impairment and believe all contractual principal and interest payments will be received timely for these securities, and therefore, have taken no impairment through earnings. If future performance in the underlying collateral of ABS and MBS further declines, we would anticipate additional downgrades and valuation reductions, as well as other-than-temporary impairment adjustments.

Residual and other retained interests classified as securities available for sale or trading securities are valued based on internal models which incorporate assumptions, such as prepayment speeds and estimated credit losses, which are not market observable. Generally, we attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuation or used to validate outputs from our own proprietary models. Although third party price indications have been available for the majority of the securities, limited trading activity makes it difficult to support the observability of these quotations. Therefore, we evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as trades we executed during the quarter, market information received from outside market participants and analysts, or changes in the underlying collateral performance. When third party pricing is not available to corroborate pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

The Asset-backed Securities Indices (“ABX Indices”) have a high correlation to subprime, second lien and certain Alt-A exposures, particularly for the direct residential MBS exposure where vintage and collateral type are more easily determined. As such, the dollar prices and corresponding discount margins from the ABX indices are a relevant market data point to consider when estimating the fair value of certain ABS. We will also consider premiums or discounts relative to an index based on information we have obtained from our trades of similar assets and other information made available to us. The use of ABX indices to value certain level 3 ABS was minimal at December 31, 2008 as the size of our exposure to these types of assets has decreased through sales and paydowns or as other market information becomes available to use in estimations of fair value. We also may use ABX indices, as well as other synthetic indices such as the Credit Derivatives Index (“CDX”) and Commercial Mortgage-backed Securities Index (“CMBX”), when valuing collateral underlying CDO and SIV assets as an input to assist in determining overall valuation of the CDO or SIV security owned. Pricing on these securities declined significantly due to the significant widening in these indices for year ended December 31, 2008.

Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. In many instances, pricing assumptions for level 3 securities may fall within an acceptable range of values. In those cases, we attempt to consider all information to determine the most appropriate price within that range. Improvements may be made to our pricing methodologies on an ongoing basis as observable and relevant information becomes available to us, including a comparison of actual sales prices to the most recent value placed on the asset prior to sale to validate our pricing methodologies. During the year ended December 31, 2008, we sold approximately $1.6 billion of level 3 ABS, and received approximately $50.7 million through the settlement proceeding of one SIV under enforcement, providing us with relevant and timely market data to utilize in determining an appropriate value for similar ABS remaining in the portfolio. Sales, trading and settlement activity were scarce in the fourth quarter of 2008; however, we maintained consistency in our pricing methodology and processes, and incorporated any relevant changes to the valuation assumptions needed to ensure a supportable value for these illiquid securities at December 31, 2008.

During 2008, we recognized through earnings $481.6 million in net trading and securities losses related to trading assets and securities available for sale classified as level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions result in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities; we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macroeconomic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of factors, including but not limited to economic conditions, the restructuring of SIVs, and third party sales of securities, some of which could be large-scale.

During the year ended December 31, 2008, we purchased $322.4 million of level 3 ABS, MBS, ARS and corporate debt, including the $70 million Lehman Brothers bond, of which $270.0 million of ABS, MBS, ARS, and corporate debt was classified as trading securities and $52.4 million of ARS was classified as securities available for sale. We also purchased stock in the FHLB and Federal Reserve Bank of approximately $140.6 million, which is classified as level 3 available for sale securities. In addition, $39.1 million of trading ABS, $879.2 million of available for sale ABS, $669.9 million of SBA trading loans and pools and $3.6 billion of the public debt at fair value were transferred into level 3 during the year ended December 31, 2008 due to the absence of significant observable pricing data. Since the transfer into level 3, we have purchased $145.0 million of SBA loans.

Loans and Loans Held for Sale

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, we were able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing the same alternative valuation methodologies used to value level 3 residential mortgage securities, as described previously, to fair value the loans. We recognized $90.4 million and $15.6 million in net losses through earnings during the years ended December 31, 2008 and 2007, respectively, related to level 3 loans and loans held for sale, excluding IRLCs. During the years ended December 31, 2008 and 2007, we transferred $406.9 million and $716.0 million, respectively, of mortgage loans held for sale into level 3 due to the determination that there was no longer a liquid market for valuing certain loan types.

On May 1, 2008, we acquired 100% of the outstanding common shares of GB&T. We elected to account for $171.6 million of the acquired loans, which were classified as nonaccrual, at fair value in accordance with SFAS No. 159. Upon acquisition, the loans had a fair value of $111.1 million. These loans are primarily commercial real estate loans which do not trade in an active secondary market, and as such, are considered level 3 instruments. As these loans are all classified as nonperforming, cash proceeds from the sale of the underlying collateral is the expected source of repayment for the majority of these loans. In order to fair value these loans, we utilized market data, when available, as well as internal assumptions, to derive fair value estimates of the underlying collateral. During the year ended December 31, 2008, we recorded through earnings a loss of $4.2 million on these loans. On December 31, 2008, primarily as a result of paydowns, payoffs, and transfers to OREO, the loans had a fair value of $31.2 million.

Derivatives

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs discussed below. In addition, the equity forward agreements we entered into related to our investment in Coke common stock are level 3 instruments within the fair value hierarchy of SFAS No. 157, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke common shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates and the dividend rate on Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. The derivatives carried scheduled terms of approximately six and a half and seven years from the effective date, and as such, the observable and active options market on Coke does not provide for any identical or similar instruments. As a result, we receive estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures as well as our own valuation assessment procedures, we have satisfied ourselves that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At December 31, 2008, the Agreements were in an asset position to us of approximately $249.5 million.

The fair value of our IRLCs, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on our historical data and reflect an estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SEC Staff Accounting Bulletin (“SAB”) No. 109, servicing value, beginning in the first quarter of 2008, was also included in the fair value of IRLCs. The fair value of MSRs is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractual specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets in the valuation hierarchy.

Long Term Debt

We have elected to carry at fair value $3.6 billion (par) of our publicly-issued, fixed rate debt. The debt consists of a number of different issuances that carry coupon rates ranging from 5.00% to 7.75%, resulting in a weighted-average rate of 5.93%, and maturities from May 1, 2010 through April 1, 2020, resulting in a weighted-average life of 5.9 years. During the years ended December 31, 2008 and 2007, we recognized net gains of $431.7 million and $140.9 million, respectively, in trading gains associated with the fair value changes in the debt and related derivatives and trading securities that provide an economic offset to the change in the value of the debt. Credit spreads widened throughout 2008 in connection with the continued deterioration of the broader financial markets and a number of failures in the financial services industry. Further fluctuations in our credit spreads are likely to occur in the future based on instrument specific and broader market conditions.

To mitigate the prospective impact of spread tightening, we completed the repurchase of a portion of our fair value debt of approximately $386.6 million during the year ended December 31, 2008. We also hold approximately $166.1 million of fixed rate corporate bonds referencing financial services companies to provide some level of offset to the changes in our credit spreads. We entered into pay fixed/receive float interest rate swaps to offset the changes in fair value of those corporate bonds due to interest rate movement. To mitigate the impact of fair value changes on our debt due to interest rate movement, we generally enter into interest rate swaps; however, at times, we may also purchase fixed rate agency MBS to achieve this offset in interest rates. There were no agency MBS held as of December 31, 2008 for this purpose. See the “Trading Assets and Liabilities” section included in the MD&A for more information. We value this debt by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those market values. In addition, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the mark. During the third and fourth quarters of 2008, there were few trades to reference, and therefore, given the continued lack of liquidity for these types of instruments, both in the secondary markets and for primary issuances, this debt was transferred from a level 2 to a level 3 classification in the fair value hierarchy effective July 1, 2008.

Overall, the financial impact of the level 3 financial instruments did not have a significant impact on our liquidity or capital. We acquired certain ABS from affiliates during the fourth quarter of 2007 using our existing liquidity position, and since purchasing the securities, we have received approximately $2.4 billion in cash consideration from paydowns, settlements, sales and maturities of these securities. For the year ended December 31, 2008, we recognized $624.6 million in net losses through earnings due to the change in the fair value of level 3 assets and liabilities, excluding IRLCs. Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets, and therefore whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral declines, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis. For purposes of computing regulatory capital, mark to market adjustments related to our own creditworthiness for debt accounted for at fair value are excluded from regulatory capital.

INVESTMENT IN COMMON SHARES OF THE COCA-COLA COMPANY

Background

We have owned common shares of Coke since 1919, when one of our predecessor institutions participated in the underwriting of Coke’s initial public offering and received common shares of Coke in lieu of underwriting fees. These shares have grown in value over the past 89 years and have been classified as available for sale securities, with unrealized gains, net of tax, recorded as a component of shareholders’ equity. Because of the low accounting cost basis of these shares, we have accumulated significant unrealized gains in shareholders’ equity. As of December 31, 2007, our total holdings of approximately 43.6 million Coke shares had an accounting cost basis of $100,000 and a fair value of approximately $2.7 billion. As of December 31, 2008, as a result of the transactions discussed herein, we owned 30 million Coke shares with an accounting cost basis of $69,295 and a fair market value of approximately $1.4 billion.

We established a target Tier 1 Capital ratio of 7.50% in 2006 and commenced a comprehensive balance sheet review initiative in early 2007 in an effort to improve liquidity and capital efficiency. As part of this initiative, we began to formally evaluate the capital efficiency of our holdings of Coke common shares, as we were prohibited from including the market value of our investment in Coke common shares in Tier 1 Capital in accordance with Federal Reserve capital adequacy rules.

Executed Multi-Step Strategy

As we reported in connection with our financial results for the quarter ended June 30, 2007, we sold 4.5 million Coke common shares, or approximately 9% of our holdings at that time, in an open market sale. At that time, we also announced publicly that we were evaluating various strategies to address our remaining Coke common shares.

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

During the second quarter of 2008, we sold 10 million Coke common shares in the market. These sales, which resulted in an increase of approximately $345 million, or approximately 20 basis points, to Tier 1 Capital, generated approximately $549 million in net cash proceeds and an after-tax gain of approximately $345 million that was recorded in our financial results for the quarter ended June 30, 2008. This transaction will result in foregone dividend income of approximately $0.04 per share in annual earnings per share and gave rise to a current tax liability with a marginal rate of just over 37%.

II.	Contribution to the SunTrust Foundation

In July 2008, we contributed approximately 3.6 million Coke common shares to the SunTrust Foundation, which was reflected as a contribution expense of $183.4 million in our financial results for the quarter ended September 30, 2008. As the gain from this contribution is non-taxable, the only impact to our net income was the release of the deferred tax liability of approximately $65.8 million (net of valuation allowance). This contribution increased Tier 1 Capital in the third quarter by approximately $65.8 million, or approximately 4 basis points. This gain and resultant increase to Tier 1 Capital were reflected in our third quarter results, as we had not made any commitments or entered into any other transactions as of June 30, 2008 that would have required us to record this contribution in the second quarter. This contribution will result in foregone dividend income of approximately $0.01 per share in annual earnings per share. We expect this contribution to act as an endowment for the SunTrust Foundation to make grants to charities operating within our footprint for years to come and reduce our ongoing charitable contribution expense. This transaction was treated as a discrete item for income tax provision purposes and significantly lowered the effective tax rate for the third quarter of 2008.

III.	Equity Forward Agreements

The final piece of the strategy related to the remaining 30 million Coke common shares and was executed in July 2008. We entered into two variable forward agreements and share forward agreements effective July 15, 2008 with a major, unaffiliated financial institution (the “Counterparty”) collectively covering our 30 million Coke shares (the “Agreements”). Under the Agreements, we must deliver to the Counterparty at settlement of the variable forward agreements either a variable number of Coke common shares or a cash payment in lieu of such shares. The Counterparty is obligated to settle the Agreements for no less than approximately $38.67 per share, or approximately $1.16 billion in the aggregate (the “Minimum Proceeds”). The share forward agreements give us the right, but not the obligation, to sell to the Counterparty, at prevailing market prices at the time of settlement, any of the 30 million Coke common shares that are not delivered to the Counterparty in settlement of the variable forward agreements. The Agreements effectively ensure that we will be able to sell our 30 million Coke common shares at a price no less than approximately $38.67 per share, while permitting us to participate in future appreciation in the value of the Coke common shares up to approximately $66.02 per share and approximately $65.72 per share, under each of the respective Agreements.

During the terms of the Agreements, and until we sell the 30 million Coke common shares, we generally will continue to receive dividends as declared and paid by Coke and will have the right to vote such shares. However, the amounts payable to us under the Agreements will be adjusted if actual dividends are not equal to expected amounts.

Contemporaneously with entering into the Agreements, the Counterparty invested in senior unsecured promissory notes issued by SunTrust Bank and SunTrust Banks, Inc. (collectively, the “Notes”) in a private placement in an aggregate principal amount equal to the Minimum Proceeds. The Notes carry stated maturities of approximately ten years from the effective date and bear interest at one-month LIBOR plus a fixed spread. The Counterparty pledged the Notes to us and we pledged the 30 million Coke common shares to the Counterparty, securing each entity’s respective obligations under the Agreements. The pledged Coke common shares are held by an independent third party custodian and the Counterparty is prohibited under the Agreements from selling, pledging, assigning or otherwise using the pledged Coke common shares in its business.

We generally may not prepay the Notes. The interest rate on the Notes will be reset upon or after the settlement of the Agreements, either through a remarketing process or based upon dealer quotations. In the event of an unsuccessful remarketing of the Notes, we would be required to collateralize the Notes and the maturity of the Notes may accelerate to the first anniversary of the settlement of the Agreements. However, we presently believe that it is substantially certain that the Notes will be successfully remarketed.

The Agreements carry scheduled settlement terms of approximately seven years from the effective date. However, we have the option to terminate the Agreements earlier with the approval of the Federal Reserve. The Agreements may also terminate earlier upon certain events of default, extraordinary events regarding Coke and other typical termination events. Upon such early termination, there could be exit costs or gains, such as certain breakage fees including an interest rate make-whole amount, associated with both the Agreements and the Notes. Such costs or gains may be material but cannot be determined at the present time due to the unlikely occurrence of such events and the number of variables that are unknown. However, the payment of such costs, if any, will not result in us receiving less than the Minimum Proceeds from the Agreements. We expect to sell all of the Coke common shares upon settlement of the Agreements, either under the terms of the Agreements or in another market transaction. See Note 17, “Derivative Financial Instruments”, to the Consolidated Financial Statements for additional discussion of the transactions.

The Federal Reserve determined that we may include in Tier 1 Capital, as of the effective date of the Agreements, an amount equal to the Minimum Proceeds minus the deferred tax liability associated with the ultimate sale of the 30 million Coke common shares. Accordingly, the Agreements resulted in an increase in Tier 1 Capital during the third quarter of approximately $728 million or an estimated 43 basis points as of the transaction date.

DEPOSITS

Table 13 – Composition of Average Deposits

	Year Ended December 31			Percent of Total
(Dollars in millions)	2008	2007	2006	2008	2007	2006
Noninterest-bearing	$20,949.0	$21,677.2	$23,312.3	18.0%	18.1%	18.9%
NOW accounts	21,080.7	20,042.8	17,214.4	18.2	16.7	13.9
Money market accounts	26,564.8	22,676.7	24,507.9	22.9	18.9	19.8
Savings	3,770.9	4,608.7	5,371.1	3.2	3.8	4.3
Consumer time	16,770.2	16,941.3	15,622.7	14.5	14.2	12.7
Other time	12,197.2	12,073.5	11,146.9	10.5	10.1	9.0

Total consumer and commercial deposits	101,332.8	98,020.2	97,175.3	87.3	81.8	78.6
Brokered deposits	10,493.2	16,091.9	17,425.7	9.0	13.4	14.1
Foreign deposits	4,250.3	5,764.5	9,064.5	3.7	4.8	7.3

Total deposits	$116,076.3	$119,876.6	$123,665.5	100.0%	100.0%	100.0%

Average consumer and commercial deposits increased during 2008 by $3.3 billion, or 3.4%, compared to 2007. The growth was in NOW, money market, and other time deposits which, in aggregate, increased $5.0 billion, or 9.2%. The increase was partially offset by declines in savings, noninterest bearing DDA, and consumer time account balances. Savings accounts declined $0.8 billion, or 18.2%, noninterest bearing DDA declined $0.7 billion, or 3.4%, and consumer time accounts declined $0.2 billion, or 1.0%. The decline in these products was the result of deposit migration to higher cost money market accounts reflecting consumer sentiment favoring liquidity, safety and soundness, and higher rates than traditional checking and savings products.

Average brokered and foreign deposits decreased by $7.1 billion, or 3.3%, during 2008 compared to 2007. The decrease was due to our efforts to reduce our reliance upon wholesale funding sources and may continue to decline in 2009 due to recent alternative funding sources. Consumer and commercial deposit growth is one of our key initiatives, as we focus on deposit gathering opportunities across all lines of business throughout the geographic footprint. Initiatives to attract deposits included the “My Cause” campaign which provides enrollment incentives to depositors, the modification of incentive plans to place greater emphasis on deposit and package account sales, enhancing online banking products, and partnering with other well known brands in deposit oriented promotions. We also significantly improved our pricing process and product structure in 2008, which provided us with enhanced capability to price our products differentially across different parts of our footprint. Despite the larger mix of higher cost deposit products, primarily driven by market dynamics, this enhancement was critical as we not only lowered our interest expense on deposits, but also grew customer deposits during 2008. The “My Cause” campaign, which generated over 1.1 million checking accounts during 2008, ended in the fourth quarter of 2008, and we launched the “Live Solid. Bank Solid.” branding and marketing campaign to improve our visibility in the marketplace. It is designed to speak to what is important to clients in the current environment and to inspire customer loyalty and capitalize on some of the opportunities presented by the new banking landscape. As of December 31, 2008 securities pledged as collateral for deposits totaled $6.2 billion.

OTHER SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Other short-term borrowings increased $2.1 billion, or 71.0%, from December 31, 2007 to $5.2 billion at December 31, 2008. The change in other short-term borrowings was primarily a result of our participation in the Federal Reserve’s (“Fed”) TAF in November and December of 2008. The Fed announced in October that it would offer expanded TAF funds availability during the fourth quarter of 2008. We purchased $2.5 billion in three-month funding under the TAF in support of the Fed’s initiative.

Long-term debt increased $3.9 billion, or 16.8%, from December 31, 2007 to $26.8 billion at December 31, 2008. The change in long-term debt was primarily the result of our participation, in December, in the FDIC’s TLGP under which we issued $3.0 billion in debt that was guaranteed by the FDIC under the terms of the program. Our decision to participate in the program was a result of being able to obtain a lower cost funding source than other borrowing channels available to us as a result of the guarantee provided on the issued debt by the U.S. government agency. We have approximately $1.0 billion in capacity remaining under this program and are reasonably likely to issue the additional $1.0 billion in long-term debt under the program during the first or second quarter of 2009.

CAPITAL RESOURCES

Table 14 – Capital Ratios

	As of December 31
(Dollars in millions)	2008	2007	2006	2005	2004	2003
Tier 1 capital[1]	$17,613.7	$11,424.9	$12,524.7	$11,079.8	$9,783.7	$8,930.0
Total capital	22,743.4	16,994.1	18,024.9	16,713.6	14,152.6	13,365.9
Risk-weighted assets	162,046.4	164,931.9	162,236.7	158,132.3	136,642.8	113,711.3
Risk-based ratios:
Tier 1 capital	10.87%	6.93%	7.72%	7.01%	7.16%	7.85%
Total capital	14.04	10.30	11.11	10.57	10.36	11.75
Tier 1 leverage ratio	10.45	6.90	7.23	6.65	6.64	7.37
Total shareholders’ equity to assets	11.84	10.05	9.78	9.40	10.06	7.76

[1]

Tier 1 capital includes trust preferred obligations of $2.8 billion at the end of 2008, $2.1 billion at the end of 2007, $2.4 billion at the end of 2006, $1.9 billion at the end of 2005 and 2004, and $1.7 billion at the end of 2003. Tier 1 capital also includes qualifying minority interests in consolidated subsidiaries of $102 million at the end of 2008, $105 million at the end of 2007, $455 million at the end of 2006, $467 million at the end of 2005, $451 million at the end of 2004 and 2003.

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

In light of the current economic environment and the uncertainty with respect to the depth and duration of the recession, we believe that it is prudent to hold capital in excess of our target. As such, we steadily built our capital position throughout the year through several strategically planned actions which are detailed below.

•

In the first quarter of 2008, we issued $685 million of trust preferred securities, which qualified as Tier 1 Capital, and $500 million of subordinated notes, which favorably impacted our Total Capital ratio.

•

In the second quarter of 2008, we sold 10 million shares of Coke common stock, which increased Tier 1 Capital by $345 million as of the transaction date. See additional discussion in “Investment in Common Shares of the Coca-Cola Company” in this MD&A for further discussion.

•

In the third quarter of 2008, we executed two transactions that included 33.6 million shares of Coke common stock that generated approximately $800 million, or 47 basis points, of additional Tier 1 Capital as of the transaction date. See additional discussion in “Investment in Common Shares of the Coca-Cola Company” in this MD&A for further discussion.

•

In the fourth quarter of 2008, we participated in the Treasury’s Capital Purchase Program by issuing $4.9 billion in preferred stock and related warrants to the Treasury under the EESA. Initially, we issued $3.5 billion in preferred stock to build up our capital position to what we believed to be prudent levels given the uncertainty in the economy. As a result of a significant deterioration in the economy in the fourth quarter, we chose to issue an additional $1.35 billion in preferred stock, which represented our remaining capacity under the Capital Purchase Program. Refer to our discussion in “Liquidity Risk” within this MD&A for additional information regarding the terms of these securities.

•	In an effort to preserve capital, the Board voted to reduce the quarterly common stock dividend by 30% starting with the fourth quarter dividend which was $0.54 per common share.

In January 2009, we made the decision to further reduce our quarterly common stock dividend to $0.10 per common share due to the credit and earnings environment that has deteriorated further since the original reduction of the common stock dividend in the fourth quarter of 2008. Our decision to reduce the common stock dividend was not made lightly, but we ultimately believed it was the responsible action to take in light of the further deterioration of the economy. On an ongoing basis, we will reevaluate the common stock dividend, to balance prudence in our capital levels with the long-run view of the profitability of the Bank and our desire to return a portion of our earnings to the shareholders.

Our decision to issue the preferred stock to the Treasury was made to enhance our already solid capital position and to allow us to further expand our business. The decision was primarily made as a result of worsening economic indicators occurring in the fourth quarter suggesting a recession that will endure longer than originally anticipated causing us to believe it prudent to have the additional capital during the potentially challenging economic times ahead. As a result of the worsening economic environment, we decided to issue the additional $1.35 billion in preferred stock due to an internal analysis of capital and liquidity that considered several factors. As we were also evaluating acquisition activity and opportunities, we reached the conclusion that potential capital requirements were more significant than previously thought due to asset and loan values that had declined further. In addition, we wanted to ensure adequate capital would be readily available to meet the borrowing needs of clients and prospects in the coming months and noted that most of our regional banking competitors had issued the maximum amount of preferred stock under the program, potentially putting us at a competitive disadvantage had we not obtained the additional capital. We have developed strategies and tactics to deploy the capital in a fashion that balances supporting economic stability, safety and soundness, and earnings dilution. Specifically, we have deployed the additional capital thus far by increasing our loans and agency MBS holdings, as well as in decreasing short-term borrowings.

The Tier 1 Capital and Total Capital ratios improved from 6.93% and 10.30%, respectively, at December 31, 2007 to 10.87% and 14.04% at December 31, 2008. The primary drivers of the increase were several Coke common stock transactions executed during the second and third quarters, as well as our participation in the Capital Purchase Program in the fourth quarter, as mentioned above. The Tier 1 Capital ratio also benefited from an overall reduction in risk weighted assets. The reduction in risk weighted assets occurred, in part due to an ongoing effort to reduce illiquid trading securities, construction related loans and commitments, and more generally to ensure that unused commitments are efficiently utilized. Also, in the third quarter of 2008, the Tier 1 Capital ratio improved due to increasing the granularity of certain loan related data to identify assets eligible for a lower risk weighting under applicable regulations.

Tangible equity to tangible assets increased to 8.40% as of December 31, 2008 from 6.31% last year. The increase was primarily due to the issuance of the preferred stock to the Treasury. Tangible common equity to tangible assets declined 49 basis points to 5.53% as of December 31, 2008. The decline is primarily the result of a $9.5 billion increase in tangible assets. This increase relates to cash and securities from the temporary deployment of proceeds received from the issuance of preferred stock and debt securities, as well as $6.4 billion of unsettled sales of securities available for sale that settled in January 2009, increasing tangible common equity to tangible assets approximately 20 basis points. We declared and paid common dividends totaling $1.0 billion in 2008, or $2.85 per common share, on net income available to common shareholders of $746.9 million. The dividend payout ratio was 134.4% for 2008 versus 64.0% for 2007. The increase in the payout ratio was the result of the decline in earnings caused largely by an increased provision for loan losses during 2008.

In connection with the issuances of the Series A Preferred Stock of SunTrust Banks, Inc., the Fixed to Floating Rate Normal Preferred Purchase Securities of SunTrust Preferred Capital I, the 6.10% Enhanced Trust Preferred Securities of SunTrust Capital VIII, and the 7.875% Trust Preferred securities of SunTrust Capital IX (collectively, the “Issued Securities”), we entered into Replacement Capital Covenants (“RCCs”). The RCCs limit our ability to repay, redeem or repurchase the Issued Securities (or certain related securities). We executed each RCCs in favor of the holders of certain debt securities, which are initially the holders of our 6% Subordinated Notes due 2026. The RCCs are more fully described in Current Reports on Form 8-K filed on September 12, 2006, November 6, 2006, December 6, 2006, and March 4, 2008.

In connection with the issuance of the Series C and D Preferred Stock of SunTrust Banks, Inc. we agreed to certain terms affecting repurchase, redemption, and repayment of the preferred stock and restriction on payment of common stock dividends, among other terms. Also included with the issuance of the preferred stock was issuance of ten-year warrants to the Treasury to purchase approximately 11.9 million and 6.0 million shares of our common stock at initial exercise prices of $44.15 and $33.70. The preferred stock and related warrants were issued at a total discount of approximately $132.0 million, which will be accreted into U.S. Treasury preferred dividend expense using the effective yield method over a five year period from each respective issuance date. The terms of the warrants as well as the restrictions related to the issuance of the preferred stock is more fully described in Current Reports on Form 8-K filed on November 17, 2008 and January 2, 2009.

ENTERPRISE RISK MANAGEMENT

In the normal course of business, we are exposed to various risks. To manage the major risks that we face and to provide reasonable assurance that key business objectives will be achieved, we have established an enterprise risk governance process and established the SunTrust Enterprise Risk Program (“SERP”). Moreover, we have policies and various risk management processes designed to effectively identify, monitor and manage risk.

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

Corporate Risk Management’s focus is on synthesizing, assessing, reporting and mitigating the full set of risks at the enterprise level, and providing senior management with a holistic picture of the organization’s risk profile. We have implemented an enterprise risk management framework that has improved our ability to manage our aggregate risk profile. At the core of the framework is our risk vision and risk mission.

Risk Vision: To deliver sophisticated risk management capabilities that are consistent with those of top-tier financial institutions and that support the needs of SunTrust business units.

Risk Mission: To measure, monitor and manage risk throughout the SunTrust footprint to ensure that risk at the transaction, portfolio and institution levels is viewed consistently in order to optimize risk-adjusted return decision making.

The Board of Directors is wholly responsible for oversight of our corporate risk governance process. The Risk Committee of the Board assists the Board of Directors in executing this responsibility.

The Chief Risk Officer (“CRO”) reports to the Chief Executive Officer and is responsible for the oversight of the Corporate Risk Management organization as well as the risk governance processes. The CRO provides overall leadership, vision and direction for our enterprise risk management framework. In addition, the CRO provides regular risk assessments to the Risk Committee of the Board and to the full Board of Directors, and provides other information to Executive Management and the Board, as requested.

The risk governance framework incorporates a variety of senior management risk-related committees. These committees are responsible for ensuring adequate risk measurement and management in their respective areas of authority. These committees include: Corporate Risk Committee (“CRC”), Asset/Liability Management Committee (“ALCO”), Corporate Product Risk Assessment Committee (“PRAC”), and the SERP Steering Committee. The CRC is chaired by the CRO and supports the CRO in measuring and managing our aggregate risk profile. The CRC consists of various senior executives and meets on a monthly basis.

Organizationally, we measure and manage risk according to the three traditional risk disciplines of credit risk, market risk (including liquidity risk) and operational risk (including compliance risk). Corporate risk programs are managed by the Chief Wholesale Credit Officer and Chief Retail Credit Officer for Credit Risk, the Chief Market Risk Officer for Market Risk, and the Chief Operational Risk Officer for Operational Risk. The three risk disciplines are managed on a consolidated basis under our enterprise risk management framework, which also takes into consideration legal and reputation risk factors.

Within each line of business and corporate function is a risk manager and support staff whose primary role is to drive effective risk management practices throughout the business organization. These risk managers, who report on a dotted line to the Chief Operational Risk Officer, facilitate communications with corporate risk functions and execute the requirements of the enterprise risk management framework and policies. Corporate Risk Management works in partnership with the risk managers to ensure alignment with sound risk management practices as well as industry best practices.

In 2008, we continued to make significant enhancements to our Corporate Risk Management function. The Model Validation and Performance Measurement groups continued to provide assurance that risks inherent in model development and usage are properly identified and managed to oversee the calculation of economic capital. Risk identification, assessment and mitigation planning were formally incorporated into the strategic planning process.

SERP continues to ensure that the approach and plans for risk management are aligned to the vision and mission of Corporate Risk Management in addition to managing regulatory compliance. In addition, the SERP goal is to ensure our future compliance with the Basel II Capital Accord. Key objectives of SERP include incorporating risk management principles that encompass our values and standards and are designed to guide risk-taking activity, maximizing performance through the balance of risk and reward and leveraging initiatives driven by regulatory requirements to deliver capabilities to better measure and manage risk.

Credit Risk Management

Credit risk refers to the potential for economic loss arising from the failure of clients to meet their contractual agreements on all credit instruments, including on-balance sheet exposures from loans and leases, contingent exposures from unfunded commitments, letters of credit, credit derivatives, and counterparty risk under derivative products. As credit risk is an essential component of many of the products and services we provide to our clients, the ability to accurately measure and manage credit risk is integral to maintain both the long-run profitability of our lines of business and our capital adequacy.

The Credit Risk Management group manages and monitors extensions of credit risk through initial underwriting processes and periodic reviews. They maintain underwriting standards in accordance with credit policies and procedures. The Corporate Risk Review unit conducts independent risk reviews to ensure active compliance with all policies and procedures. Credit Risk Management periodically reviews our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, total borrower exposure limits are established and concentration risk is monitored. Credit risk is partially mitigated through purchase of credit loss protection via third party insurance and use of credit derivatives such as credit default swaps.

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

We have made a commitment to maintain and enhance comprehensive credit systems in order to meet business requirements and comply with evolving regulatory standards. As part of a continuous improvement process, Credit Risk Management evaluates potential enhancements to our risk measurement and management tools, implementing them as appropriate along with amended credit policies and procedures.

Operational Risk Management

We face ongoing and emerging risks and regulations related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, fraudulent activities, disasters, security risks, country risk, and legal risk, the potential for operational and reputational loss has increased significantly.

We believe that effective management of operational risk – defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events – plays a major role in both the level and the stability of the profitability of the institution. Our Operational Risk Management function oversees an enterprise-wide framework intended to identify, assess, control, quantify, monitor, and report on operational risks company wide. These efforts support our goals in seeking to minimize operational losses and strengthen our performance by optimizing operational capital allocation.

Operational Risk Management is overseen by our Chief Operational Risk Officer, who reports directly to the Chief Risk Officer. The corporate governance structure also includes a risk manager and support staff embedded within each line of business and corporate function. These risk managers also report indirectly to the Chief Operational Risk Officer and are responsible for execution of the Operational Risk Management program within their areas.

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

One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets, liabilities, and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a two year time horizon. Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

As the future path of interest rates cannot be known in advance, we use simulation analysis to project net interest income under various interest rate scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Each analysis incorporates what management believes to be the most appropriate assumptions about customer behavior in an interest rate scenario. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

The sensitivity analysis included below is measured as a percentage change in net interest income due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. The net interest income profile reflects asset sensitivity with respect to an instantaneous 100 basis point change in rates.

Economic Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2008	December 31, 2007
+100	3.5%	(1.0%)
-100	(0.1%)	0.3%

The December 31, 2008 net interest income sensitivity profiles include the impact from adopting SFAS No. 159. Specifically, the net interest payments from $6.6 billion of receive fixed swaps are now reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading account profits and commissions. The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to the use of fair value accounting for these interest rate swaps and related underlying debt. Hence, the above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments.

Financial Reporting Perspective

Rate Change (Basis Points)	Estimated % Change in Net Interest Income Over 12 Months
	December 31, 2008	December 31, 2007
+100	4.2%	0.1%
-100	(1.3%)	(0.8%)

The difference from December 31, 2007 to 2008 seen above in both the economic and financial reporting perspectives related to a 100 basis point increase is primarily due to the significant decline in interest rates year over year and the increase in fixed rate funding.

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

We have implemented a new vendor risk management model for analysis of residential mortgage loans and home equity loans and lines. Cash flows of these portfolios are particularly reliant on prepayment assumptions and we believe the new model offers a more robust and granular prepayment model relative to the previous model. Further, the new model is able to provide daily analysis using updated market information, thus enhancing the risk management process. For these reasons, cash flow sensitivity analysis of trading securities and securities available for sale, issued public debt securities, derivatives, residential mortgage loans, home equity lines, and MSRs has also been transitioned to the new model. Comparable EVE profiles as of December 31, 2008 using both models are provided, in addition to prior year information under the previous model.

New Model

Rate Shock (Basis Points)	Estimated % Change in EVE
December 31, 2008
+100	(4.2%)
-100	1.8%

Previous Model

Rate Change (Basis Points)	Estimated % Change in EVE
	December 31, 2008	December 31, 2007
+100	1.4%	(2.8%)
-100	(0.7%)	(1.2%)

The change in the comparable EVE profile from December 31, 2007 to December 31, 2008 can be attributed to the net impact of lower interest rates, lower pricing sensitivity on indeterminate maturity deposit products and lower valuations of loans, deposits and MSRs. The difference between the two profiles at December 31, 2008 is as a result of slower prepayments in the aforementioned models. This change in prepayments caused the value sensitivity of assets to interest rates in the new model to be greater than that of liabilities, while the value sensitivity of assets to rates in the previous model remained lower than that of liabilities. While an instantaneous and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since EVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, EVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and EVE analyses do not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Trading Activities

Beginning in 2007 and continuing into 2008, we expanded the use of trading securities as part of our overall balance sheet management strategies. The remainder of our actively traded securities, other than corporate treasury trading securities, are primarily held to support customer requirements through our broker/dealer subsidiary. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities and related derivatives. Typically, we maintain a securities inventory to facilitate customer transactions. Also in the normal course of business, we assume a degree of market risk in proprietary trading, hedging, and other strategies, subject to specified limits.

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk and volatility risk. For trading portfolios, VaR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VaR exposures and actual results are monitored daily for each trading portfolio. Our VaR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VaR two or three times per year. The following table displays high, low, and average VaR for 2008 and 2007.

(Dollars in millions)	2008	2007
Average VaR	$28.5	$14.2
High VaR	$42.3	$33.1
Low VaR	$16.5	$6.3

An increase in volatility in certain markets drove the increase in VaR during 2008. Trading assets net of trading liabilities averaged $7.7 billion for 2008 and $11.5 billion for 2007. Trading assets net of trading liabilities were $7.2 billion at December 31, 2008 and $8.4 billion at December 31, 2007.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we attempt to structure our balance sheet so that less liquid assets, such as loans, are funded through stable funding sources, such as retail deposits, long-term debt, wholesale deposits, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, considering operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may drain liquidity in certain business environments.

Our ALCO measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies. For example, we manage reliance on short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO. In addition, the Risk Committee of our Board of Directors sets liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.

We have a contingency funding plan that assesses liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. We believe we have sufficient funding capacity to meet the liquidity needs arising from these potential events. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include capacity to borrow at the Federal Reserve discount window and from the FHLB system and the ability to sell, pledge or borrow against unencumbered securities in the investment portfolio. As of December 31, 2008, the potential liquidity from these sources exceeded $23 billion. In addition, we may have the ability to raise funds by selling or securitizing loans, including single-family mortgage loans.

Uses and Sources of Funds.  Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. Our sources of funds include a large, stable retail deposit base; various forms of wholesale funding, including access to the capital markets and secured advances from the FHLB; and access to the Federal Reserve discount window. Wholesale funding, particularly the unsecured variety, comes from uncommitted sources and is subject to market conditions and various risks and uncertainties.

Our credit ratings are an important factor in our access to unsecured wholesale funds, and significant changes in these ratings could affect the cost and availability of these sources. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our loan loss reserves, the liquidity profile of both the Bank and the parent company, and the adequacy of our capital base. On January 27, 2009, Standard & Poor’s Rating Services lowered, by one rating, its long-term counterparty credit ratings on SunTrust Banks, Inc. to ‘A’ and SunTrust Bank to ‘A+’, citing deterioration in the quality of our loan portfolio. Consistent with this view, we consider the primary risk of downgrade to our credit ratings is the potential for additional material credit losses in our loan portfolio if the U.S. economy does not begin to recover during 2009 from the current sharp, broad and sustained recession.

Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits comprised approximately 93% of total deposits at December 31, 2008. These deposits averaged $101.3 billion, or 67.4% of the funding base, during 2008, up from an average of 64.1% during 2007. Core deposits totaled $105 billion at year end 2008 and increased $3.5 billion during the fourth quarter. Growth in core deposits, along with an increase in term wholesale funding and balance sheet de-leveraging, has reduced the Bank’s average daily overnight borrowing position materially over the past two years, resulting in a strong liquidity position. As of December 31, 2008, the daily overnight borrowing position was zero. Much of the growth in core deposits occurred amidst a period of some consolidation in the banking industry, giving us reason to expect these new deposits will be stable.

We maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed Funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, global bank notes, and commercial paper. Aggregate wholesale funding totaled $44.0 billion as of December 31, 2008 compared to $50.4 billion as of December 31, 2007. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed Funds purchased, totaled $14.2 billion as of December 31, 2008, down from $21.9 billion as of December 31, 2007.

An additional source of wholesale liquidity is our access to the capital markets. SunTrust Banks, Inc. (the “parent company”) maintains a registered debt shelf from which it may issue senior or subordinated notes, commercial paper and various capital securities such as common or preferred stock. SunTrust Bank (the “Bank”) maintains a global notes program under which it may issue senior or subordinated debt with various terms. As of December 31, 2008, the parent company had authority to issue an additional $3.2 billion of securities under its shelf registration and the Bank had authority to issue an additional $30.1 billion of notes under the global bank note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector.

Parent Company Liquidity.  We measure parent company liquidity by comparing sources of liquidity from short-term assets, such as unencumbered and other investment securities and cash, relative to short-term liabilities, which include overnight sweep funds, seasoned long-term debt and commercial paper. As of December 31, 2008, the parent company had $5.6 billion in such sources compared to short-term debt of $1.4 billion. We also manage the parent company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. A $350 million parent company note matured in October 2008 and the next parent company debt maturity is $300 million in October 2009. Much of the parent company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

The primary uses of parent company liquidity include debt service, dividends on capital, the periodic purchase of investment securities and loans to our subsidiaries. We believe the parent company holds cash adequate to satisfy these working capital needs. We fund corporate dividends primarily with dividends from our banking subsidiaries. We are subject to both state and federal regulations that limit our ability to pay common stock dividends in certain circumstances. In the context of an ongoing U.S. economic recession and credit market turmoil in 2008, we announced a reduction of our quarterly common stock dividend on October 27, 2008 from $0.77 per share to $0.54 per share and on January 22, 2009 to its current level of $0.l0 per share.

Recent Market and Regulatory Developments.  Recent financial market conditions have often made it difficult or uneconomical for banks and financial institutions to access the debt and equity capital markets. As a result, the United States Congress, the Treasury, the Federal Reserve, and the FDIC have announced various programs designed to enhance market liquidity and bank capital.

During the fourth quarter of 2008 the parent company received $4.9 billion of preferred stock proceeds from the Treasury’s Capital Purchase Program (“CPP”, as described below). By participating in the CPP we are prohibited from increasing our common stock dividend for three years unless (i) we have redeemed the Treasury’s preferred stock, (ii) the Treasury has transferred all of such preferred stock, or (iii) the Treasury consents to such increase.

This sale of preferred stock subjects us to certain conditions and agreements. The preferred stock pays a 5% cumulative dividend for the first five years, after which the dividend rate increases to 9%. The preferred stock is accompanied by 10-year warrants to purchase up to $727 million of our common stock at market value, based on the 20-day average price prevailing at the time of issuance. The Treasury may transfer the preferred stock and warrants.

Separately during the fourth quarter, the FDIC implemented the TLGP under which banks and financial institutions can issue senior, unsecured debt guaranteed by the FDIC. In December 2008, we issued $3.0 billion of bank debt pursuant to the TLGP. As of December 31, 2008, we retained approximately $1.0 billion of capacity to issue additional debt under the TLGP rules then in force. We expect to utilize this remaining capacity by issuing approximately $1.0 billion before the TLGP has been announced to expire on October 31, 2009; however we note that at the time of drafting of this filing, the final regulations regarding TLGP have not yet been updated and is still scheduled to expire on June 30, 2009.

During the fourth quarter of 2008, we also participated in the Federal Reserve’s TAF and maintained outstanding borrowings of $2.5 billion as of December 31, 2008. The TAF has provided banks with a source of relatively inexpensive funding with a term of 84 days or less. We expect to continue to utilize the TAF in the near term so long as the cost of funds remains attractive and/or financial market conditions remain volatile and uncertain.

Other Liquidity Considerations.  As detailed in Table 16, we had an aggregate potential obligation of $86.4 billion to our clients in unused lines of credit at December 31, 2008. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. We also had $13.9 billion in letters of credit as of December 31, 2008, most of which are standby letters of credit which require that we provide funding if certain future events occur. Approximately $8.7 billion of these letters support variable rate demand obligations (“VRDOs”), municipal securities remarketed by us and other agents on a regular basis (usually weekly). In the event that we or the other agents are unable to remarket these securities, we would provide funding under the letters of credit.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of December 31, 2008, we were and expect to remain in compliance with all covenants and provisions of these debt agreements.

As of December 31, 2008, our cumulative UTBs amounted to $330.0 million. Interest related to UTBs was $70.9 million as of December 31, 2008. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with FIN 48. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Hedging Activity

Table 15 – Risk Management Derivative Financial Instruments

We monitor our sensitivity to changes in interest rates and may use derivative instruments to limit the volatility of net interest income. Derivative instruments increased net interest income in 2008 by $180.7 million and decreased net interest income in 2007 by $25.6 million. The following tables summarize the derivative instruments into which we entered as hedges under SFAS No. 133. See Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements for a complete description of our derivative instruments and activities during 2008, 2007, and 2006.

	As of December 31, 2008[1]
(Dollars in millions)	Notional Amount	Gross Unrealized Gains [4]	Gross Unrealized Losses [4]	Equity [7]	Average Maturity in Yrs
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$11,100	$1,102	$-	$689	3.98
Equity forward contracts [5]	1,547	250	-	162	6.37

Total asset hedges	$12,647	$1,352	$-	$851	4.27

Liability Hedges
Cash flow hedges
Interest rate swaps [3]	$2,250	$-	($47)	($29)	0.47

Total liability hedges	$2,250	$-	($47)	($29)	0.47

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps [6]	$6,087	$-	$-	$26	1.20

Total terminated/dedesignated hedges	$6,087	$-	$-	$26	1.20

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

[2]	Represents interest rate swaps designated as cash flow hedges of commercial loans.
[3]	Represents interest rate swaps designated as cash flow hedges of floating rate certificates of deposit and FHLB advances.
[4]	Represents the change in fair value of derivative financial instruments from inception to December 31, 2008 less any accrued interest receivable or payable from interest rate derivatives.
[5]	Represents equity forward contracts designated as cash flow hedges of the probable forecasted sale of common shares of Coke.
[6]

Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The derivatives were designated as cash flow hedges of floating rate debt, certificates of deposit, commercial loans, and tax exempt bonds. The $25.9 million of net gains, net of tax, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

[7]

At December 31, 2008, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders’ equity, was $847.1 million, net of tax. Of this net of tax amount, a $821.2 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $25.9 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2008, $225.0 million of net gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or interest expense during the next twelve months. Gains or losses on hedges of the risk of changes in overall cash flows on the probable forecasted sales of equity securities will be reclassified from accumulated other comprehensive income as an adjustment to the sales price of the equity shares when such shares are sold; no amounts are expected to be reclassified from accumulated other comprehensive income in the next twelve months.

	As of December 31, 2007 [1]
(Dollars in millions)	Notional Amount	Gross Unrealized Gains [4]	Gross Unrealized Losses [4]	Accumulated Other Comprehensive Income [6]	Average Maturity in Years
Asset Hedges
Cash flow hedges
Interest rate swaps [2]	$10,200	$246	($1)	$152	3.07

Total asset hedges	$10,200	$246	($1)	$152	3.07

Liability Hedges
Cash flow hedges
Interest rate swaps [3]	$3,865	$3	($47)	($27)	1.45

Total liability hedges	$3,865	$3	($47)	($27)	1.45

Terminated/Dedesignated Liability Hedges
Cash flow hedges
Interest rate swaps and options [5]	$5,737	$-	$-	$34	1.88

Total terminated/dedesignated hedges	$5,737	$-	$-	$34	1.88

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
[5]

Represents interest rate swaps and options that have been terminated and/or dedesignated as derivatives that qualify for hedge accounting. The derivatives were designated as cash flow hedges of floating rate debt, certificates of deposit, commercial loans, and tax exempt bonds. The $33.7 million of net gains, net of tax, recorded in accumulated other comprehensive income will be reclassified into earnings as interest income or expense over the life of the respective hedged items.

[6]

At December 31, 2007, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of shareholders’ equity, was $158.6 million, net of tax. Of this net of tax amount, a $124.9 million gain represents the effective portion of the net gains on derivatives that currently qualify as cash flow hedges, and a $33.7 million gain relates to previous qualifying cash flow hedging relationships that have been terminated or dedesignated. Gains or losses on hedges of interest rate risk will be classified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. As of December 31, 2007, $45.3 million of net gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified into interest income or interest expense during the next twelve months.

Derivative hedging instrument activities are as follows:

Derivatives Hedging

	Notional Values[1]
(Dollars in millions)	Asset Hedges	Liability Hedges	Total
Balance, January 1, 2007	$7,000	$6,088	$13,088
Additions	11,600	7,400	19,000
Maturities	(4,900)	(5,400)	(10,300)
Terminations	(3,500)	(400)	(3,900)
Dedesignations	-	(3,823)	(3,823)

Balance, December 31, 2007	$10,200	$3,865	$14,065
Additions	4,047	-	4,047
Maturities	(600)	(1,115)	(1,715)
Terminations	(1,000)	(500)	(1,500)

Balance, December 31, 2008	$12,647	$2,250	$14,897

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

The following tables present the expected maturities of interest rate swaps currently designated as hedging instruments under SFAS No. 133. Certain other derivatives that are effective for risk management purposes, but which are not in designated hedging relationships of interest rate risk under SFAS No. 133, are not incorporated in the tables.

(Dollars in millions)	As of December 31, 2008
	1 Year or Less	1 - 2 Years	2 - 5 Years	5 - 7 Years	After 7 Years	Total
CASH FLOW ASSET HEDGES
Notional amount - swaps	$1,100	$-	$6,000	$4,000	$-	$11,100
Net unrealized gain (loss)	5	-	575	522	-	1,102
Weighted average receive rate [1]	5.32%	-%	4.73%	4.52%	-%	4.71%
Weighted average pay rate [1]	1.90	-	1.90	1.90	-	1.90

CASH FLOW LIABILITY HEDGES
Notional amount - swaps	$2,250	$-	$-	$-	$-	$2,250
Net unrealized gain (loss)	(47)	-	-	-	-	(47)
Weighted average receive rate [1]	0.91%	-%	-%	-%	-%	0.91%
Weighted average pay rate [1]	5.26	-	-	-	-	5.26

[1]

The average pay and receive rates are those in effect at December 31, 2008 weighted on the notional of the corresponding interest rate swaps. The variable rates of all interest rate swaps reset within six months.

(Dollars in millions)	As of December 31, 2007
	1 Year or Less	1 - 2 Years	2 - 5 Years	5 - 7 Years	After 7 Years	Total
CASH FLOW ASSET HEDGES
Notional amount – swaps	$600	$2,100	$4,500	$3,000	$-	$10,200
Net unrealized gain (loss)	(1)	39	167	41	-	246
Weighted average receive rate [1]	3.95%	5.13%	5.08%	4.64%	-%	4.89%
Weighted average pay rate [1]	5.23	5.23	5.23	5.09	-	5.18

CASH FLOW LIABILITY HEDGES
Notional amount – swaps	$1,115	$2,750	$-	$-	$-	$3,865
Net unrealized gain (loss)	3	(47)	-	-	-	(44)
Weighted average receive rate [1]	5.04%	4.87%	-%	-%	-%	4.92%
Weighted average pay rate [1]	3.85	5.05	-	-	-	4.70

[1]

The average pay and receive rates are those in effect at December 31, 2007 weighted on the notional of the corresponding interest rate swaps. The variable rates of all interest rate swaps reset within six months.

Other Market Risk

Other sources of market risk include the risk associated with holding residential and commercial mortgage loans prior to selling them into the secondary market, commitments to clients to make mortgage loans that will be sold to the secondary market, and our investment in MSRs. We manage the risks associated with the residential and commercial mortgage loans classified as held for sale (i.e., the warehouse) and our IRLCs on residential loans intended for sale. The warehouses and IRLCs consist primarily of fixed and adjustable rate single family residential and commercial real estate loans. The risk associated with the warehouses and IRLCs is the potential change in interest rates between the time the customer locks in the rate on the anticipated loan and the time the loan is sold on the secondary market, which is typically 60-150 days.

We manage interest rate risk predominantly with interest rate swaps, futures, and forward sale agreements, where the changes in value of the instruments substantially offset the changes in value of the warehouse and the IRLCs. The IRLCs on residential mortgage loans intended for sale are classified as free standing derivative financial instruments in accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and are not designated in SFAS No. 133 hedge accounting relationships.

MSRs are the present value of future net cash flows that are expected to be received from the mortgage servicing portfolio. The value of MSRs is highly dependent upon the assumed prepayment speed of the mortgage servicing portfolio which is driven by the level of certain key interest rates, primarily the 30-year current coupon par mortgage rate known as the par mortgage rate. Future expected net cash flows from servicing a loan in the mortgage servicing portfolio would not be realized if the loan pays off earlier than anticipated.

We have not historically hedged MSRs, but have managed the market risk through our overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and production that occurs as interest rates rise and fall over time with the economic cycle as well as with securities available for sale. The precipitous drop in mortgage rates as evidenced by the decline in the par mortgage rate, (down over 200 basis points) during the fourth quarter of 2008, generated significantly higher expected prepayment speeds that resulted in an impairment of $370.0 million of MSRs. This same decline in rates generated gains on MBS which were held in our available for sale securities portfolio. During December, $9.3 billion of MBS were sold generating $413.1 million of gains that were used to offset the MSRs impairment. As of January 1, 2009, ALCO designated the 2008 MSRs vintage and all future MSRs production as fair value under SFAS No. 156. The fair value determination, key economic assumptions and the sensitivity of the current fair value of the MSRs as of December 31, 2008 and December 31, 2007 is discussed in greater detail in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities” to the Consolidated Financial Statements.

We also have market risk through capital stock we hold in the FHLB of Atlanta and Cincinnati. In order to be an FHLB member, we are required to purchase capital stock in the FHLB. In exchange, members take advantage of competitively priced advances as a wholesale funding source and access grants and low-cost loans for affordable housing and community-development projects, amongst other benefits. As of December 31, 2008, we held a total of $493.2 million of capital stock in the FHLB. In February 2009, we reduced our capital stock holdings in the FHLB by $150.3 million to $342.9 million.

For a detailed overview regarding actions taken to address the risk from changes in equity prices associated with our investment in Coke common stock, see “Investment in Common Shares of the Coca-Cola Company,” in this MD&A. We also hold a total of approximately $209 million of private equity investments that include direct investments and limited partnerships. We hold these investments as long-term investments and make additional contributions based on our contractual commitments but have decided to limit investments into new private equity investments.

In addition to MSRs impairment, other impairment charges could occur if deteriorating conditions in the market persist, including, but not limited to, goodwill and other intangibles impairment charges and increased charges with respect to OREO.

OFF-BALANCE SHEET ARRANGEMENTS

See discussion of off-balance sheet arrangements in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities” and Note 18, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements.

Table 16 – Unfunded Lending Commitments

(Dollars in millions)	December 31 2008	December 31 2007
Unused lines of credit
Commercial	$37,167.1	$38,959.1
Mortgage commitments[1]	17,010.4	12,859.5
Home equity lines	18,293.8	20,424.9
Commercial real estate	3,652.0	6,228.2
Commercial paper conduit	6,060.3	7,877.5
Credit card	4,167.8	1,808.5

Total unused lines of credit	$86,351.4	$88,157.7

Letters of credit
Financial standby	$13,622.8	$12,287.5
Performance standby	220.2	283.1
Commercial	99.0	132.3

Total letters of credit	$13,942.0	$12,702.9

[1]	Includes $7.2 billion and $5.0 billion in IRLCs accounted for as derivatives as of December 31, 2008 and December 31, 2007, respectively.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. Table 17 summarizes our significant contractual obligations at December 31, 2008, except for pension and other postretirement benefit plans, included in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements.

Table 17 – Contractual Commitments

	As of December 31, 2008
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Time deposit maturities[1]	$29,059	$7,538	$1,721	$71	$38,389
Short-term borrowings[1]	9,480	-	-	-	9,480
Long-term debt [1]	1,536	10,078	7,311	7,871	26,796
Operating lease obligations	208	375	313	728	1,624
Capital lease obligations[1]	1	3	2	10	16
Purchase obligations[2]	104	282	226	640	1,252

Total	$40,388	$18,276	$9,573	$9,320	$77,557

[1]	Amounts do not include accrued interest.
[2]	Includes contracts with a minimum annual payment of $5 million.

As of December 31, 2008, our cumulative UTBs amounted to $330.0 million. Interest related to UTBs was $70.9 million as of December 31, 2008. We are under continuous examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict, with respect to periods for which the statutes of limitations are open, the amount of tax and interest (if any) that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in detail in Note 1, “Accounting Policies,” to the Consolidated Financial Statements and are integral to understanding MD&A. We have identified certain accounting policies as being critical because (1) they require our judgment about matters that are highly uncertain and (2) different estimates that could be reasonably applied would result in materially different assessments with respect to ascertaining the valuation of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or reducing a liability. Our accounting and reporting policies are in accordance with U.S. GAAP, and they conform to general practices within the financial services industry. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a description of our current critical accounting policies.

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

Larger nonaccrual loans are individually evaluated to determine the amount of specific allowance required using the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, we use assumptions and methodologies that are relevant to estimating the level of impaired and unrealized losses in the portfolio. To the extent that the data supporting such assumptions has limitations, our judgment and experience play a key role in enhancing the specific ALLL estimates.

General allowances are established for loans and leases grouped into pools that have similar characteristics, including smaller balance homogeneous loans. The ALLL Committee estimates probable losses by evaluating quantitative and qualitative factors, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions, and economic trends.

Unallocated allowances relate to inherent losses that are not included elsewhere in the ALLL. The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment. These factors include the inherent imprecision in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events not reflected in general or specific allowances, and lagging or incomplete data. During 2008, additional analysis was performed to identify the loan pools most susceptible to the imprecision risk being captured by the unallocated allowance. As of December 31, 2008, all of the unallocated allowance was assigned to specific loan pools.

Our financial results are affected by the changes in and the absolute level of the ALLL. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate ALLL. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the ALLL. Such an adjustment could materially affect net income as a result of the change in provision for loan losses. During 2007 and 2008, we experienced increases in delinquencies and net charge-offs in residential real estate loans due to the deterioration of the housing market. During 2008, we began to identify and realize loan-related losses that were due to borrower misrepresentations and insurance claim denials. We classify these loans as operating losses instead of net charge-offs applied against the ALLL, since the circumstances leading to the loss were the result of reasons other than a decline in the borrower’s credit conditions. Reserves for this type of loss were estimated using recent historical loss experience data. The ALLL and operating loss reserve considered the current market conditions in deriving the estimated reserves; however, given the continued economic uncertainty, the ultimate amount of loss, as well as classification of loss, could vary from that estimate. For additional discussion of the ALLL see the “Provision for Loan Losses” and “Allowance for Loan and Lease Losses” section in this MD&A, and for additional discussion of operating losses see the “Noninterest Expense” section in this MD&A.

Estimates of Fair Value

We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. The extent to which we use fair value on a recurring basis was significantly expanded upon the adoption of SFAS No. 159 during the first quarter of 2007. Examples of recurring uses of fair value include derivative instruments, available for sale and trading securities, certain investment portfolio and held for sale loans, certain issuances of long-term debt, and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107. Examples of these non-recurring uses of fair value include loans held for sale accounted for at the lower of cost or market, MSRs, OREO, goodwill, intangible assets, nonmarketable equity securities, and long-lived assets. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157 and when applicable, FASB Staff Position (“FSP”) FAS 157-3.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value in accordance with SFAS No. 157 requires that we make a number of significant judgments. Where observable market prices for identical assets or liabilities are not available, SFAS No. 157 requires that we identify, what we believe to be, similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, then fair value is estimated using modeling techniques, such as discounted cash flow analyses. These modeling techniques incorporate our assessments regarding assumptions that market participants would use in pricing the asset or the liability, including market-based assumptions, such as interest rates, as well as assumptions about the risks inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. In certain cases, our assessments with respect to assumptions that market participants would make may be inherently difficult to determine and the use of different assumptions could result in material changes to these fair value measurements. The use of significant, unobservable inputs in our models is described in Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

In instances where required by U.S. GAAP, we use discount rates in our determination of the fair value of certain assets and liabilities such as retirement and other postretirement benefit obligations, loans carried at fair value, MSRs, and residual interests from Company-sponsored securitizations. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The fair value of MSRs is based on discounted cash flow analyses. We provide disclosure of the key economic assumptions used to measure MSRs and residual interests and a sensitivity analysis to adverse changes to these assumptions in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements. A detailed discussion of key variables, including the discount rate, used in the determination of retirement and other postretirement obligations is contained in the “Pension Accounting” section below.

In estimating the fair values for investment securities and most derivative financial instruments, we believe that independent, third-party market prices are the best evidence of exit price. If such third-party market prices are not available on the exact securities that we own, fair values are based on the market prices of similar instruments, third-party broker quotes or are estimated using industry-standard or proprietary models whose inputs may be unobservable. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of loans and securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. The distressed market conditions, that began in the third quarter of 2007 and continued through 2008, have impacted our ability to obtain third-party pricing data for certain of our investments. Even when third-party pricing has been available, the reduced trading activity resulting from current market conditions has challenged the observability of these quotations. When fair values are estimated based on internal models, we will consider relevant market indices that correlate to the underlying collateral, along with assumptions such as liquidity discounts, interest rates, prepayment speeds, default rates, loss severity rates, and discount rates.

The fair values of loans held for investment recorded at fair value and loans held for sale are based on observable current market prices in the secondary loan market in which loans trade, as either whole loans or as ABS. When securities prices are obtained in the secondary loan market, we will translate these prices into whole loan prices by incorporating adjustments for estimated credit enhancement costs, loan servicing fees, and various other transformation costs, when material. The fair value of a loan is impacted by the nature of the asset and the market liquidity. When observable market prices are not available, for example as a result of the current illiquidity in the market for certain loan products, we will use judgment and estimate fair value using internal models. When estimating fair value, we will make assumptions about prepayment speeds, default rates, loss severity rates, and liquidity discounts. Absent comparable current market data, we believe that the fair value derived from these various approaches is a reasonable approximation of the prices that we would receive upon sale of the loans.

The fair values of OREO and other repossessed assets are typically determined based on recent appraisals by third parties, less estimated selling costs. Estimates of fair value are also required when performing an impairment analysis of goodwill, intangible assets and long-lived assets. For long-lived assets, including intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the market value of the assets. We test long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying amount may not be recoverable.

Goodwill

We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. In 2008, our reporting units were comprised of Retail, Commercial, Commercial Real Estate, Mortgage, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing.

Valuation Techniques

In determining the fair value of our reporting units, we primarily use discounted cash flow analyses, which require assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. In addition, in 2008, we also applied guideline company and guideline transaction information, where available, to aid in the valuation of certain reporting units. The guideline information was based on publicly available information. A valuation multiple was selected based on a financial benchmarking analysis that compared the reporting unit’s benchmark result with the guideline information. In addition to these financial considerations, qualitative factors such as asset quality, growth opportunities, and overall risk were considered in the ultimate selection of the multiple used to estimate a value on a minority basis. A control premium of 30% was applied to the minority basis value to arrive at the reporting unit’s estimated fair value on a controlling basis. The values separately derived from each valuation technique (i.e., discounted cash flow, guideline company, and guideline transaction) were used to develop an overall estimate of a reporting unit’s fair value. Generally, the discounted cash flow analysis was weighted 60% and the market based approaches were weighted 40% in the final estimated value. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

Growth Assumptions

Multi-year financial forecasts were developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 4% in 2008 based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as GDP and inflation. The sum of the reporting unit cash flow projections was compared to our market capitalization, on a control adjusted basis, in a discounted cash flow framework to calculate an overall implied internal rate of return. In connection with the 2008 annual goodwill impairment evaluation, the implied internal rate of return was 11%. This implied internal rate of return served as a baseline for estimating the specific discount rate for each reporting unit.

Discount Rate Assumptions

Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. For the 2008 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units ranged from 10% to 14%.

Estimated Fair Value and Sensitivities

The estimated fair value of each reporting unit is derived from the valuation techniques described above, incorporating the related projections and assumptions. As of September 30, 2008, the estimated fair value of each reporting unit exceeded its carrying value. The estimated fair value of the reporting units is analyzed in relation to numerous market and historical factors, including current economic and market conditions, recent, historical, and implied stock price volatility, marketplace dynamics such as level of short selling, company-specific growth opportunities, and an implied control premium. The implied control premium is determined by comparing the aggregate fair value of the reporting units to our market capitalization, measured over a reasonable period of time. We compared the aggregate fair values of the reporting units as of September 30, 2008 and 2007 to our market capitalization and derived an implied control premium of approximately 60% and 40%, respectively. The implied control premium was calculated using an average market capitalization based on five days before and after September 30, 2008 and 2007. We assessed the reasonableness of the implied control premium in relation to the market and historical factors previously mentioned, as well as recognizing that the size of the implied control premium is not, independently, a determinative measure to assess the estimated fair values of the reporting units. In the current unprecedented market environment, the size of the implied control premium can vary significantly based on the economic and market conditions which may cause increased volatility in a company’s stock price, resulting in a temporary decline in market capitalization; however, current market capitalization may not be an accurate indication of a market participant’s estimate of entity-specific value measured over a more reasonable period of time.

The estimated fair value of the reporting unit is highly sensitive to changes in these projections and assumptions; therefore, in some instances minor changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. For example, a 100 basis point increase in the discount rate and/or 20% decline in the cumulative cash flow projections of a reporting unit could cause the fair value of certain reporting units to be below its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value.

An indication of possible impairment occurs when the estimated fair value of the reporting unit is below the carrying value of its equity. In the case of our fourth quarter of 2008 updated goodwill impairment evaluation, we determined that it was possible that the fair value of the Mortgage, Commercial Real Estate, and Corporate and Investment Banking reporting units was less than their respective carrying values as of December 31, 2008, due, in large part, to their exposure to residential real estate and capital markets, as well as the continued deterioration in the economy during the fourth quarter of 2008. In those situations where the carrying value of equity exceeds the estimated fair value, an additional goodwill impairment evaluation is performed which involves calculating the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill is recognized in a business combination. The fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. The excess fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied goodwill.

The value of the implied goodwill is highly sensitive to the estimated fair value of the reporting unit’s net assets. The fair value of the reporting unit’s net assets is estimated using a variety of valuation techniques including the following:

•	recent data observed in the market, including similar assets
•	cash flow modeling based on projected cash flows and market discount rates
•	market indices

•	estimated net realizable value of the underlying collateral
•	price indications from independent third parties

Observable market information is utilized to the extent available and relevant. The estimated fair values reflect management’s assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk premiums that are indicative of the current environment. Currently, estimated liquidity and market risk premiums on certain loan categories ranged from 5% to 20% due to the distressed nature of the market; however, those values may not be indicative of the ultimate economic value of those assets. For example, the fair value of the loans based on estimated future cash flows discounted at new origination rates for loans with similar terms and credit quality, (i.e. discount rates exclusive of the market risk premium and liquidity discount) derives an estimated fair value that approximates 95% of the loans’ carrying value.

If the implied fair value of the goodwill for the reporting unit exceeds the carrying value of the goodwill for the respective reporting unit, no goodwill impairment is recorded. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any. Sensitivity analysis is performed to assess the potential ranges of implied goodwill. In the case of separately estimating the implied goodwill for our Mortgage, Commercial Real Estate, and Corporate and Investment Banking reporting units, the fair value of the reporting unit’s assets and liabilities was estimated to be a net liability as of December 31, 2008, which caused the implied fair value of the reporting unit’s goodwill to exceed its carrying value, resulting in no goodwill impairment. The size of the implied goodwill was significantly affected by the estimated fair value of the loans pertaining to these reporting units. The fair value estimate of these loan portfolios ranged from approximately 75% to 90%. The estimated fair value of these loan portfolios is based on an exit price, and the assumptions used are intended to approximate those that a market participant would use in valuing the loans in an orderly transaction, including a market liquidity discount. As previously mentioned, the significant market risk premium that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans. However, it is possible that future changes in the fair value of the reporting unit’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of a reporting unit increases at a faster rate than the fair value of the reporting unit as a whole, that may cause the implied goodwill of a reporting unit to be lower than the carrying value of goodwill, resulting in goodwill impairment.

Income Taxes

We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. On a quarterly basis, we evaluate the reasonableness of our effective tax rate based upon a current estimate of net income, tax credits, non-taxable income and the applicable statutory tax rates expected for the full year. The estimated income tax expense is reported in the Consolidated Statements of Income.

Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other liabilities on the Consolidated Balance Sheets. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results.

We periodically evaluate our uncertain tax positions and estimate the appropriate level of tax reserves related to each of these positions. Additionally, we evaluate the realizability of deferred tax asset positions based on expectations of future taxable income. The evaluation pertaining to the tax expense and related tax asset and liability balances involves a high degree of judgment and subjectivity around the ultimate measurement and resolution of these matters.

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

Size and Characteristics of the Employee Population

Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, years of employment, and benefit terms. Effective January 1, 2008, retirement plan participants who were employed as of

December 31, 2007 ceased to accrue additional benefits under the existing pension benefit formula and their accrued benefits were frozen. Beginning January 1, 2008, participants who had fewer than 20 years of service and future participants accrue future pension benefits under a cash balance formula that provides compensation and interest credits to a Personal Pension Account. Participants with 20 or more years of service as of December 31, 2007 were given the opportunity to choose between continuing a traditional pension benefit accrual under a reduced formula or participating in the new Personal Pension Account. The plan population decreased through 2008 due to the effects of a reorganization announced during 2007.

Discount Rate

The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date, December 31, 2008. The discount rate for each plan is reset annually on the measurement date to reflect current market conditions.

If we were to assume a 0.25% increase/decrease in the discount rate for all retirement and other postretirement plans, and keep all other assumptions constant, the benefit cost would decrease/ increase by approximately $11 million.

Expected Long-term Rate of Return on Plan Assets

Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Retirement Plans, the pre-tax expected rate of return on plan assets was 8.50% for 2007 and 8.25% for 2008. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. We modified the pre-tax expected rate of return on plan assets for 2009 to be 8.00% to reflect the reduction in pension trust equity exposure.

Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of a 10% corridor, as defined in SFAS No. 87, “Employers’ Accounting for Pensions,” in net periodic pension expense over the average future service of active employees, which is approximately seven years, or average future lifetime for plans with no active participants that are frozen. See Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements for details on changes in the pension benefit obligation and the fair value of plan assets.

If we were to assume a 0.25% increase/decrease in the expected long-term rate of return for the retirement and other postretirement plans, holding all other actuarial assumptions constant, the benefit cost would decrease/increase by approximately $5 million.

Recognition of Actual Asset Returns

SFAS No. 87 allows for the use of an asset value that smoothes investment gains and losses over a period up to five years. However, we have elected to use a preferable method in determining pension cost. This method uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to “smooth” their investment experience.

Other Actuarial Assumptions

To estimate the projected benefit obligation, actuarial assumptions are required about factors such as mortality rate, turnover rate, retirement rate, disability rate, and the rate of compensation increases. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We periodically review the assumptions used based on historical and expected future experience. The interest crediting rate applied to each Personal Pension Account was 6.28% in 2008.

Healthcare Cost

Assumed healthcare cost trend rates also have an impact on the amounts reported for the postretirement plans. Due to changing medical inflation, it is important to understand the effect of a one percent change in assumed healthcare cost trend rates. If we were to assume a one percent increase in healthcare cost trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a $12.8 million and $0.7 million increase, respectively. If we were to assume a one percent decrease in healthcare trend rates, the effect on the other postretirement benefit obligation and total interest and service cost would be a $11.2 million and $0.6 million decrease, respectively.

To estimate the projected benefit obligation as of December 31, 2008, we projected forward the benefit obligations from January 1, 2008 to December 31, 2008, adjusting for benefit payments, expected growth in the benefit obligations, changes in key assumptions and plan provisions, and any significant changes in the plan demographics that occurred during the year, including (where appropriate) subsidized early retirements, salary changes different from expectations, entrance of new participants, changes in per capita claims cost, Medicare Part D subsidy, and retiree contributions.

Table 18 - Selected Quarterly Financial Data

	Three Months Ended
	2008				2007
(Dollars in millions, except per share and other data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Summary of Operations
Interest, fees, and dividend income	$1,985.4	$2,017.3	$2,066.4	$2,258.3	$2,448.7	$2,515.3	$2,543.9	$2,528.0
Interest expense	808.5	871.1	909.7	1,118.5	1,281.1	1,323.1	1,348.6	1,363.5

Net interest income	1,176.9	1,146.2	1,156.7	1,139.8	1,167.6	1,192.2	1,195.3	1,164.5
Provision for loan losses	962.5	503.7	448.0	560.0	356.8	147.0	104.7	56.4

Net interest income after provision for loan losses	214.4	642.5	708.7	579.8	810.8	1,045.2	1,090.6	1,108.1
Noninterest income [1]	717.7	1,285.2	1,413.0	1,057.5	576.0	819.1	1,154.6	878.9
Noninterest expense	1,588.7	1,668.1	1,378.5	1,255.1	1,455.4	1,291.2	1,251.2	1,236.0

Income/(loss) before provision (benefit) for income taxes	(656.6)	259.6	743.2	382.2	(68.6)	573.1	994.0	751.0
Provision (benefit) for income taxes	(309.0)	(52.8)	202.8	91.6	(79.7)	152.9	312.6	229.7

Net income/(loss)	(347.6)	312.4	540.4	290.6	11.1	420.2	681.4	521.3
Series A preferred stock dividends	5.0	5.1	5.1	7.0	7.8	7.6	7.5	7.4
U.S. Treasury preferred dividends	26.6	-	-	-	-	-	-	-

Net income available to common shareholders	($379.2)	$307.3	$535.3	$283.6	$3.3	$412.6	$673.9	$513.9

Net interest income-FTE	$1,208.7	$1,175.7	$1,185.0	$1,167.8	$1,194.8	$1,219.2	$1,220.0	$1,188.3
Total revenue-FTE	1,926.5	2,460.9	2,598.0	2,225.3	1,770.8	2,038.3	2,374.6	2,067.2
Net income per average common share
Diluted	($1.08)	$0.88	$1.53	$0.81	$0.01	$1.18	$1.89	$1.44
Basic	(1.08)	0.88	1.53	0.82	0.01	1.19	1.91	1.45
Dividends paid per average common share	0.54	0.77	0.77	0.77	0.73	0.73	0.73	0.73
Selected Average Balances
Total assets	$177,047.3	$173,888.5	$175,548.8	$176,916.9	$175,130.5	$174,653.4	$179,996.5	$181,506.4
Earning assets	153,187.9	152,319.8	152,483.0	153,003.6	151,541.0	152,327.6	157,594.2	159,473.6
Loans	127,607.9	125,642.0	125,191.9	123,263.0	121,094.3	119,558.6	118,164.6	121,514.9
Consumer and commercial deposits	102,238.4	100,199.8	101,727.0	101,168.4	99,648.5	96,707.6	97,926.3	97,792.3
Brokered and foreign deposits	12,648.7	15,799.8	15,068.3	15,468.6	15,717.0	21,139.9	23,983.4	26,714.1
Total shareholders’ equity	19,778.0	17,981.9	18,093.2	18,061.7	18,032.8	17,550.2	17,928.1	17,720.4
Financial Ratios and Other Data (Annualized)
Return on average total assets	(0.78)%	0.71%	1.24%	0.66%	0.03%	0.95%	1.52%	1.16%
Return on average assets less net unrealized securities gains	(1.39)	0.45	0.42	0.72	(0.01)	0.93	1.18	1.15
Return on average common shareholders’ equity	(8.63)	6.99	12.24	6.49	0.07	9.60	15.51	12.10
Return on average realized common shareholders’ equity	(15.54)	4.55	4.36	7.69	(0.33)	9.86	12.71	12.54
Net interest margin- FTE	3.14	3.07	3.13	3.07	3.13	3.18	3.10	3.02
Efficiency ratio- FTE	82.47	67.78	53.06	56.40	82.19	63.35	52.69	59.79
Tangible efficiency ratio	81.57	67.03	50.57	55.47	80.86	62.13	51.64	58.65
Effective tax rate (benefit)	(47.06)	(20.32)	27.29	23.98	(116.22)	26.68	31.45	30.59
Allowance to period-end loans	1.86	1.54	1.46	1.25	1.05	0.91	0.88	0.88
Nonperforming assets to total loans plus OREO and other repossessed assets	3.49	2.90	2.36	1.85	1.35	0.97	0.73	0.64
Common dividend payout ratio	(50.4)	88.6	50.8	94.8	7,788.6	61.6	38.5	50.6
Full-service banking offices	1,692	1,692	1,699	1,678	1,682	1,683	1,685	1,691
ATMs	2,582	2,506	2,506	2,509	2,507	2,518	2,533	2,543
Full-time equivalent employees	29,333	29,447	31,602	31,745	32,323	32,903	33,241	33,397
Tier 1 capital ratio	10.87%	8.15%	7.47%	7.23%	6.93%	7.44%	7.49%	7.60%
Total capital ratio	14.04	11.16	10.85	10.97	10.30	10.72	10.67	10.94
Tier 1 leverage ratio	10.45	7.98	7.54	7.22	6.90	7.28	7.11	7.24
Total average shareholders’ equity to average assets	11.17	10.34	10.31	10.21	10.30	10.05	9.96	9.76
Tangible equity to tangible assets	8.40	6.40	6.27	6.56	6.31	6.36	5.85	5.97
Tangible common equity to tangible assets	5.53	6.10	5.97	6.27	6.02	6.06	5.56	5.69
Book value per common share	$48.42	$49.32	$49.24	$51.26	$50.38	$50.01	$48.33	$49.00
Market Price:
High	57.75	64.00	60.80	70.00	78.76	90.47	94.18	87.43
Low	19.75	25.60	32.34	52.94	60.02	73.61	78.16	80.76
Close	29.54	44.99	36.22	55.14	62.49	75.67	85.74	83.04
Market capitalization	10,472	15,925	12,805	19,290	21,772	26,339	29,928	29,604
Average common shares outstanding (000s)
Diluted	351,882	350,970	349,783	348,072	348,072	349,592	356,008	357,214
Basic	350,439	349,916	348,714	346,581	345,917	346,150	351,987	353,448

[1] Includes net securities gains/(losses)	$411.1	$173.0	$549.8	($60.6)	$5.7	$1.0	$236.4	$-

Table 19 - Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

	Three Months Ended
	December 31, 2008			December 31, 2007
(Dollars in millions; yields on taxable-equivalent basis)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$31,006.9	$482.4	6.22%	$31,990.3	$517.4	6.47%
Real estate construction	8,914.8	106.5	4.75	13,250.9	238.8	7.15
Real estate home equity lines	15,803.1	173.8	4.38	14,394.8	268.1	7.39
Real estate commercial	14,736.8	202.2	5.46	12,891.6	221.2	6.81
Commercial - FTE[2]	40,463.8	540.5	5.31	34,879.3	564.9	6.43
Credit card	999.0	16.9	6.76	690.1	2.1	1.23
Consumer - direct	5,009.4	65.3	5.18	3,949.3	70.7	7.10
Consumer - indirect	6,820.9	109.6	6.39	7,877.3	125.7	6.33
Nonaccrual and restructured	3,853.2	5.1	0.53	1,170.7	4.3	1.45

Total loans[1]	127,607.9	1,702.3	5.31	121,094.3	2,013.2	6.60
Securities available for sale:
Taxable	13,071.2	183.8	5.63	11,814.6	182.9	6.19
Tax-exempt - FTE[2]	1,007.9	15.2	6.04	1,054.0	16.0	6.07

Total securities available for sale - FTE[2]	14,079.1	199.0	5.65	12,868.6	198.9	6.18
Funds sold and securities purchased under agreements to resell	963.2	1.9	0.77	1,066.1	11.6	4.25
Loans held for sale	3,968.3	53.5	5.39	8,777.6	139.2	6.34
Interest-bearing deposits	30.9	0.2	2.14	18.2	0.3	6.22
Interest earning trading assets	6,538.5	60.3	3.67	7,716.2	112.8	5.80

Total earning assets	153,187.9	2,017.2	5.24	151,541.0	2,476.0	6.48
Allowance for loan and lease losses	(1,997.9)			(1,114.9)
Cash and due from banks	3,218.6			3,462.6
Other assets	17,695.3			17,172.3
Noninterest earning trading assets	3,571.8			1,660.9
Unrealized gains on securities available for sale, net	1,371.6			2,408.6

Total assets	$177,047.3			$175,130.5

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$20,095.0	$32.6	0.65%	$20,737.2	$121.0	2.32%
Money market accounts	27,968.7	126.3	1.80	24,261.5	177.7	2.91
Savings	3,460.0	2.8	0.32	4,177.7	11.1	1.05
Consumer time	17,043.5	141.9	3.31	17,170.7	197.2	4.56
Other time	12,716.6	112.0	3.50	12,353.3	151.5	4.87

Total interest-bearing consumer and commercial deposits	81,283.8	415.6	2.03	78,700.4	658.5	3.32
Brokered deposits	8,942.3	84.3	3.69	12,771.1	168.2	5.15
Foreign deposits	3,706.4	4.0	0.42	2,945.9	32.6	4.33

Total interest-bearing deposits	93,932.5	503.9	2.13	94,417.4	859.3	3.61
Funds purchased	2,156.1	3.8	0.69	2,151.4	24.1	4.38
Securities sold under agreements to repurchase	3,609.4	3.1	0.33	5,706.7	55.2	3.78
Interest-bearing trading liabilities	585.9	5.7	3.87	504.2	3.5	2.75
Other short-term borrowings	4,163.5	8.0	0.77	3,202.8	37.4	4.63
Long-term debt	24,037.8	284.0	4.70	22,808.1	301.7	5.25

Total interest-bearing liabilities	128,485.2	808.5	2.50	128,790.6	1,281.2	3.95
Noninterest-bearing deposits	20,954.6			20,948.1
Other liabilities	5,237.7			5,812.5
Noninterest-bearing trading liabilities	2,591.8			1,546.5
Shareholders’ equity	19,778.0			18,032.8

Total liabilities and shareholders’ equity	$177,047.3			$175,130.5

Interest Rate Spread			2.74%			2.53%

Net Interest Income - FTE [3]		$1,208.7			$1,194.8

Net Interest Margin[4]			3.14%			3.13%

[1]

Interest income includes loan fees of $34.8 million and $33.3 million in the quarters ended December 31, 2008 and December 31, 2007, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

[2]

Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $31.8 million and $27.3 million in the quarters ended December 31, 2008 and December 31, 2007, respectively.

[3]

The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $46.3 million and $6.6 million in the quarters ended December 31, 2008 and December 31, 2007, respectively.

[4]	The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

FOURTH QUARTER RESULTS

We reported a net loss available to common shareholders of $379.2 million for the fourth quarter of 2008, a decrease of $382.5 million compared to the same period of the prior year. Diluted loss per average common share was $1.08 for the fourth quarter of 2008 compared to diluted income of $0.01 for the fourth quarter of 2007. The fourth quarter of 2008 results included net market valuation losses on illiquid financial instruments and our public debt and related hedges carried at fair value of approximately $144.6 million and a provision for loan losses of $962.5 million. The loan loss provision was increased due to higher residential mortgage and residential construction net charge-offs.

Net interest income—FTE was $1,208.7 million for the fourth quarter of 2008, an increase of $13.9 million, or 1.2%, from the fourth quarter of 2007. The increase was due to growth in average earning assets, an improved mix of loans and deposits, an increase in consumer and commercial deposits, and a decrease in wholesale funding during the fourth quarter. While net interest margin grew nominally from 3.13% in the fourth quarter of 2007 to 3.14% for the same period of 2008, we experienced an increase of 7 basis points from the third quarter of 2008.

Provision for loan losses was $962.5 million in the fourth quarter of 2008, an increase of $605.7 million from the fourth quarter of 2007. The provision for loan losses was $410.0 million more than net charge-offs for the fourth quarter of 2008 reflecting the dramatic decline in the state of the economy and, specifically, further deterioration in credit conditions of the residential mortgage and real estate construction portfolios.

Total noninterest income was $717.7 million for the fourth quarter of 2008, an increase of $141.7 million, or 24.6%, from the fourth quarter of 2007. This increase was primarily driven by the impact of the net market valuation losses of approximately $555 million recorded in 2007 that declined to approximately $145 million in 2008. Partially offsetting the benefit of lower mark to market losses was lower mortgage production income and trust and investment management revenue in 2008. The fourth quarter of 2008 included net mark to market valuation losses in trading income of $43.6 million related to illiquid trading securities and loans carried at fair value and losses of $44.3 million related to the tightening of credit spreads on our public debt and related hedges carried at fair value. The fourth quarter of 2007 included losses of approximately $475 million related to market value declines in ABS, net of valuation gains on our debt carried at fair value. Although we had a decrease in valuation losses on mortgage loans carried at fair value or held for sale, noninterest income was negatively impacted by a decline in mortgage-related income of $50.1 million in the fourth quarter as reserves for losses associated with repurchases of mortgage loans increased approximately $32 million and mortgage origination volume declined 44% compared to the fourth quarter of 2007. Offsetting the increase was a $118.8 million net gain from the sale/leaseback of branch and office properties recognized in the fourth quarter of 2007. Net securities gains/(losses) for the fourth quarter of 2008 also increased by $405.4 million compared to the same period of 2007 due to the sale of MBS held in conjunction with our risk management strategies associated with hedging the values of MSRs. Volatility in interest rates and increased loan prepayment speed estimates during the quarter resulted in a $370.0 million impairment of MSRs that were amortized at cost.

Total noninterest expense was $1,588.7 million during the fourth quarter of 2008, an increase of $133.3 million, or 9.2%, over the fourth quarter of 2007. The increase was primarily driven by growth in credit-related expenses of approximately $334 million which overshadowed the cost savings achieved from our efficiency and productivity initiatives. Included in the credit-related expenses were operating losses, growing from $42.8 million for fourth quarter of 2007 to $236.1 million for the same period of 2008, primarily related to increased reserves stemming from borrower misrepresentations and insurance claim denials, as well as $100 million related to mortgage reinsurance reserves. Positively impacting the fourth quarter of 2008 was a decrease compared to 2007 of $44.8 million in employee compensation expense and benefits. The fourth quarter also benefited from a $14.3 million expense reversal related to Visa litigation, resulting from the recognition of the funding by Visa of its litigation escrow account, compared to a $76.9 million expense accrual for Visa litigation in the same period of 2007. In the fourth quarter of 2008, we recorded write-downs of $15.7 million related to Affordable Housing properties as compared to $57.7 million of related charges in the fourth quarter of 2007. Outside processing increased $38.5 million, or 36.5%, due to the outsourcing of certain back-office operations in the third quarter of 2008, which was more than offset by the corresponding decrease in employee compensation and benefits.

The income tax benefit for the fourth quarter of 2008 was $309.0 million compared to the income tax benefit of $79.7 million for the fourth quarter of 2007. The decrease in the tax provision was primarily attributable to the lower level of earnings and a higher proportion of tax-exempt income, state tax benefits resulting from subsidiaries’ net operating losses and tax credits.

BUSINESS SEGMENTS

We have four business segments used to measure business activities: Retail and Commercial, Wholesale, Wealth and Investment Management, and Mortgage with the remainder in Corporate Other and Treasury.

In this section, we discuss the performance and financial results of our business segments. For more financial details on business segment disclosures, see Note 22, “Business Segment Reporting” to the Consolidated Financial Statements.

Retail and Commercial

Retail and Commercial serves consumers, businesses with up to $100 million in annual revenue, government/not-for-profit enterprises, and provides services for the clients of our other businesses. Financial products and services offered to consumers include loans, deposits, and other fee-based services through an extensive network of traditional and in-store branches, ATMs, the Internet (www.suntrust.com) and the telephone (1-800-SUNTRUST). Financial products and services offered to business clients include commercial lending, financial risk management, insurance premium financing, and treasury and payment solutions including commercial card services. In addition to serving the retail market, Retail and Commercial serves as an entry point for other lines of business. When client needs change and expand, Retail and Commercial refers clients to our Wealth and Investment Management, Wholesale, and Mortgage lines of business.

Wholesale

Wholesale’s primary businesses include Middle Market which serves commercial clients with $100 million to $750 million in annual revenue, Corporate Banking which serves clients with greater than $750 million in annual revenue, Commercial Real Estate which serves commercial and residential developers and investors, and STRH. Corporate Banking is focused on selected industry sectors: consumer and retail, financial services and technology, energy, healthcare, and diversified while Middle Market is more geographically focused. Through STRH, Wholesale offers a full range of capital markets services to its clients, including strategic advice, capital raising, and financial risk management. These capital markets services are also provided to Commercial and Wealth and Investment Management clients. In addition, Wholesale offers traditional lending, leasing, and treasury management services to its clients and also refers clients to Wealth and Investment Management. Commercial Real Estate also offers specialized investments delivered through SunTrust Community Capital, LLC.

Mortgage

Mortgage offers residential mortgage products nationally through our retail, broker, and correspondent channels. These products are either sold in the secondary market primarily with servicing rights retained or held as whole loans in our residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and our captive reinsurance subsidiary (Twin Rivers).

Wealth and Investment Management

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices (“GenSpring”), Institutional Investment Solutions (“IIS”), and RidgeWorth.

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

Institutional Investment Solutions is comprised of Employee Benefit Solutions, Foundations & Endowments Specialty Group, Institutional Asset Services (“IAS”), as well as SunTrust Institutional Asset Advisors (“STIAA”). Employee Benefit Solutions provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified plans. The Foundations & Endowments Specialty Group provides bundled administrative and investment solutions (including planned giving, charitable trustee, and foundation grant administration services) for non-profit organizations. IAS provides custody, master custody, and various administrative services for both non-profit and for-profit organizations including colleges and universities, hospitals, foundations, endowments, insurance companies and government entities. Corporate Agency Services, a specialized group within IAS, targets corporations, governmental entities and attorneys requiring escrow services. STIAA provides portfolio construction and manager due diligence services to other units within IIS to facilitate the delivery of investment management services to their clients.

RidgeWorth, which serves as investment manager for the RidgeWorth Funds and individual clients, is an investment advisor registered with the SEC. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix Investment Advisors, Silvant Capital Management, StableRiver Capital Management, and Zevenbergen Capital Investments.

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

For business segment reporting purposes, the basis of presentation in the accompanying discussion includes the following:

•

Net interest income – All net interest income is presented on an FTE basis. The revenue gross-up has been applied to tax-exempt loans and investments to make them comparable to other taxable products. The segments have also been matched maturity funds transfer priced, generating credits or charges based on the economic value or cost created by the assets and liabilities of each segment. The mismatch between funds credits and funds charges at the segment level resides in Reconciling Items. The change in the matched maturity funds mismatch is generally attributable to the corporate balance sheet management strategies.

•

Provision for loan losses – Represents net charge-offs by segment. The difference between the total segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

•

Provision for income taxes – Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the FTE gross up on tax-exempt assets, tax adjustments and credits that are unique to each business segment. The difference between the calculated provision for income taxes at the total segment level and the consolidated provision for income taxes is reported in Reconciling Items.

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

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the net income disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable. We will reflect these changes in the current period and will update historical results. At the end of 2008, we announced certain management and organizational changes related to the lines of business. This reorganization will strengthen the alignment between strategy development and execution. Our reporting segments could change after the organizational transitions are completed in the first quarter of 2009.

The following table for our reportable business segments compares net income for the twelve months ended December 31, 2008 to the same period in 2007 and 2006:

Table 20 – Net Income/(Loss) by Segment

	Year Ended December 31
(Dollars in millions)	2008	2007	2006
Retail and Commercial	$306.6	$790.5	$929.9
Wholesale	217.3	196.1	376.4
Mortgage	(561.8)	5.4	242.8
Wealth and Investment Management	186.9	88.3	290.8
Corporate Other and Treasury	830.6	256.7	36.8
Reconciling Items	(183.8)	297.0	240.8

The following table for our reportable business segments compares average loans and average deposits for the year ended December 31, 2008 to the same period in 2007 and 2006:

Table 21 – Average Loans and Deposits by Segment

	Year Ended December 31
	Average Loans			Average Deposits
(Dollars in millions)	2008	2007	2006	2008	2007	2006
Retail and Commercial	$51,148	$51,199	$50,497	$80,944	$80,153	$80,273
Wholesale	34,615	29,790	29,512	9,060	5,553	5,080
Mortgage	31,342	30,805	31,233	2,238	2,137	1,811
Wealth and Investment Management	8,109	7,965	8,135	9,563	9,781	9,477
Corporate Other and Treasury	236	356	294	14,370	22,277	27,149

BUSINESS SEGMENT RESULTS

Retail and Commercial

Retail and Commercial net income for the twelve months ended December 31, 2008 was $306.6 million, a decrease of $483.9 million, or 61.2%, compared to the same period in 2007. This decrease was primarily the result of higher provision for loan losses due to home equity line, consumer, indirect, and commercial loan net charge-offs, lower net interest income related to deposit spreads and higher credit-related noninterest expense, partially offset by strong growth in service charges on deposits.

Net interest income decreased $217.9 million, or 7.7%, driven by a continued shift in deposit mix and decreased spreads, as deposit competition and the interest rate environment encouraged clients to migrate into higher yielding interest-bearing deposits. Average deposit balances increased $0.8 billion, or 1.0%, while deposit spreads decreased 26 basis points resulting in a $207.6 million decrease in net interest income. Low cost demand deposit and savings account average balances decreased a combined $1.6 billion, or 8.1%, primarily due to decreases in commercial demand and savings. Higher cost products such as NOW and money market increased a combined $2.3 billion, or 6.7%. Net interest income from loans decreased $14.3 million, or 1.4%, as average loan balances declined $0.1 billion, or 0.1%. Growth in commercial loans, equity lines, credit card, student loans, and loans acquired in conjunction with the GB&T transaction was offset by an approximately $1.8 billion decline in average loan balances related to the migration of middle market clients from Retail and Commercial to Wholesale.

Provision for loan losses increased $593.1 million over the same period in 2007. The provision increase was most pronounced in home equity lines reflecting deterioration in the residential real estate market, while provision for loan losses on consumer, indirect, and commercial loans, primarily to commercial clients with annual revenues of less than $5 million, also increased.

Total noninterest income increased $102.6 million, or 8.2%, over the same period in 2007. This increase was driven primarily by a $66.5 million, or 9.1%, increase in service charges on both consumer and business deposit accounts, primarily due to growth in the number of accounts, higher nonsufficient funds (“NSF”) rates, and an increase in occurrences of NSF fees. Interchange fees increased $24.5 million, or 12.1%, and ATM revenue increased $9.9 million, or 8.3%.

Total noninterest expense increased $60.2 million, or 2.3%, from the same period in 2007. The continuing positive impact of expense savings initiatives and lower amortization of intangibles was offset by higher credit-related expenses including operating losses due to fraud, other real estate, and collections, as well as continued investments in the branch distribution network.

Wholesale

Wholesale’s net income for the twelve months ended December 31, 2008 was $217.3 million, an increase of $21.2 million, or 10.8%, compared to the same period in 2007. Lower market valuation trading losses in structured products and affordable housing related noninterest expenses were partially offset by an increase in provision expense, lower merchant banking gains, and higher incentive-based compensation.

Net interest income was $564.7 million for the twelve months ended December 31, 2008, relatively unchanged from prior year. Average loan balances increased $4.8 billion, or 16.2%, while the corresponding net interest income declined $7.1 million, or 1.6%. The migration of middle market clients from Retail and Commercial to Wholesale accounted for approximately $1.8 billion of the increase in average loan balances and increased net interest income $25.8 million. The remainder of Wholesale’s average loans increased $3.0 billion, or 10.4%, driven by increased corporate banking loans and lease financing, which was partially offset by reductions in the residential builder portfolio. The corresponding net interest income declined $32.9 million, or 7.3%, due to a shift in mix away from higher spread residential construction loans to lower spread commercial loans, as well as an increase in residential construction nonaccrual loans. Total average deposits increased $3.5 billion, or 63.2%, primarily in higher cost interest-bearing deposits. Deposit-related net interest income decreased $8.9 million, or 6.6%, driven by the lower credit for funds on demand deposits partially offset by the increased volumes in higher cost deposit products.

Provision for loan losses was $167.4 million, an increase of $120.5 million over the prior year, resulting from higher residential builder related charge-offs as well as increased charge-offs on middle market clients partially offset by lower charge-offs in corporate banking.

Noninterest income increased $168.2 million, or 35.0%, primarily due to lower market valuation trading losses in structured products. In addition, increases in direct finance, loan syndications, credit-related fees, and fixed income sales and trading were partially offset by a reduction in merchant banking gains and lower revenues in structured leasing, derivatives, and Affordable Housing.

Noninterest expense increased $6.4 million, or 0.8%, primarily due to the transfer of the middle market business from Retail and Commercial to Wholesale which accounted for approximately $24.9 million of the increase. The remainder of Wholesale’s noninterest expense decreased $18.4 million, or 2.3%, primarily due to a decrease in write-downs related to Affordable Housing properties offset in part by higher incentive-based compensation.

Mortgage

Mortgage reported a net loss for the twelve months ended December 31, 2008 of $561.8 million, compared to $5.4 million in net income in 2007, a decrease of $567.2 million, principally due to higher credit-related costs.

Net interest income declined $67.0 million, or 12.8%. Average loans increased $0.5 billion, or 1.7%, while the resulting net interest income declined $78.7 million. Nonaccrual loans accounted for $46.0 million of the net interest income decline as average nonaccrual loans increased $1.1 billion. Accruing loans declined $0.5 billion, or 1.8%, while net interest income decreased $32.7 million, or 8.5%. The decline in net interest income was influenced by a change in product mix as declines in construction-perm and Alt-A balances were replaced with lower yielding prime first lien mortgages. Average mortgage loans held for sale declined $5.5 billion; however, due to widening spreads, net interest income increased $25.4 million. Average investment securities were up $0.8 billion while net interest income increased $21.5 million primarily due to improved spreads. Average deposits increased $0.1 billion, or 4.8%, although net interest income on deposits and other liabilities decreased $17.7 million primarily due to lower short-term interest rates.

Provision for loan losses increased $410.1 million to $491.3 million due to higher residential mortgage and residential construction net charge-offs.

Total noninterest income increased $70.2 million, or 19.2%, due to reduced net valuation losses, increased production fee income, and securities gains in excess of MSRs impairment, partially offset by higher repurchase reserves and lower gains from the sale of MSRs. Total production income increased $83.2 million, or 85.5%, driven by reduced valuation losses associated with secondary market loans and the recognition of loan origination fees resulting from our election to record certain mortgage loans at fair value beginning in May 2007. The increase in loan production income was partially offset by increased reserves for the repurchase of loans. Loan production of $36.4 billion was down $21.9 billion, or 37.6%. Mortgage servicing related income declined $426.3 million from $193.6 million in 2007, to a net loss of $232.7 million in 2008. The decline was driven by $370.0 million in impairment of MSRs that were carried at amortized cost, as well as lower gains from the sale of MSRs. The MSRs impairment was offset by $410.7 million of net gains from the sale of available for sale securities that were held in conjunction with our risk management strategies associated with economically hedging the value of MSRs.

Total noninterest expense increased $509.1 million, or 61.8%, driven by increased credit-related expenses. Operating losses were up $266.9 million driven by fraud losses and reserves primarily related to borrower misrepresentation and insurance claim denials. Reserves for mortgage reinsurance losses increased $179.8 million while other real estate expense and collection services expense increased $95.9 million. Additionally, the recognition of loan origination costs resulting from our election to record certain mortgage loans at fair value beginning in May 2007 increased noninterest expense compared with the prior year, offsetting significant reductions in staff and commissions expense related to lower loan production.

Wealth and Investment Management

Wealth and Investment Management’s net income for the twelve months ended December 31, 2008 was $186.9 million, an increase of $98.6 million compared to same period in 2007. The following transactions represented $141.7 million of the year-over-year increase:

•	$39.4 million decrease due to the after-tax impact of the market valuation loss on Lehman Brothers bonds purchased from our RidgeWorth subsidiary in the third quarter of 2008.

•	$18.4 million increase due to the after-tax gain on the sale of First Mercantile in the second quarter of 2008.

•	$27.9 million decrease due to the after-tax impairment charge on a client-based intangible asset in the second quarter of 2008.

•	$55.4 million increase due to the after-tax gain on sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008.

•	$155.3 million increase due to the after-tax impact of the market valuation losses in the fourth quarter of 2007 on securities purchased from our RidgeWorth funds.

•	$20.1 million decrease due to the after-tax gain resulting from the sale upon merger of Lighthouse Partners into Lighthouse Investment Partners in the first quarter of 2007.

Net interest income decreased $20.3 million, or 5.8%, primarily due to a decline in deposit-related net interest income. Average deposits were down $0.2 billion, or 2.2%, while net interest income on deposits declined $14.4 million, or 6.5%, due to the decreased average balance, as well as a lower credit for funds on demand deposits. Average loans increased $0.1 billion, or 1.8%, while net interest income declined $5.0 million driven by growth in commercial loans in the professional specialty lending units at compressed spreads.

Provision for loan losses increased $18.4 million driven by higher home equity lines, personal credit lines, and consumer mortgage net charge-offs.

Total noninterest income increased $138.6 million, or 17.1%, compared to the twelve months ended December 31, 2007 driven by a decrease in market valuation losses. Additionally, gains on the sale of non-strategic businesses were offset by the corresponding loss of revenue and lower market valuations on managed equity assets. Trading gains and losses increased $168.4 million primarily due to a $250.5 million market valuation loss in 2007 related to securities purchased from our RidgeWorth funds as compared to a $63.8 million market valuation loss in 2008 related to Lehman Brothers bonds purchased from our RidgeWorth funds. A $29.6 million gain on sale of First Mercantile in 2008 and $24.1 million of incremental noninterest income from the sale of our Lighthouse Partners investment also increased income. Retail investment income increased $6.8 million, or 2.5%, due to higher annuity sales and higher recurring managed account fees. Trust income decreased $91.1 million, or 13.4%, primarily due to the aforementioned sales of Lighthouse Partners and First Mercantile, which resulted in a $49.1 million decline in trust income as well as lower market valuations on managed equity assets.

As of December 31, 2008, assets under management were approximately $113.1 billion compared to $142.8 billion as of December 31, 2007. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. Our total assets under advisement were approximately $192.0 billion, which includes $113.1 billion in assets under management, $45.7 billion in non-managed trust assets, $31.2 billion in retail brokerage assets, and $2.0 billion in non-managed corporate trust assets.

Total noninterest expense decreased $52.8 million, or 5.2%, despite a $45.0 million impairment charge on a client based intangible in the second quarter of 2008. Noninterest expense before intangible amortization declined $91.0 million, or 9.2%, driven by lower staff, discretionary, and indirect expenses, as well as lower structural expense resulting from the sales of Lighthouse Partners and First Mercantile.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2008 was $830.6 million, an increase of $573.9 million from the same period in 2007.

Net interest income increased $312.8 million over the same period in 2007 mainly due to increased gains on interest rate swaps employed as part of an overall interest rate risk management strategy. Total average assets decreased $4.1 billion, or 17.1%, mainly due to the reduction in the size of the investment portfolio in 2007 as part of our overall balance sheet management strategy. Total average deposits decreased $7.9 billion, or 35.5%, mainly due to a decrease in brokered and foreign deposits as we reduced our reliance on wholesale funding sources.

Provision for loan losses decreased $0.6 million.

Total noninterest income increased $555.6 million compared to the same period in 2007 mainly due to increased gains on securities and the sale of non-strategic businesses. Securities gains increased $431.4 million primarily due to the sale of Coke common stock, partially offset by market value impairment related to certain ABS that were estimated to be other-than-temporarily impaired. Trading gains and losses increased $40.2 million as gains on our long-term debt carried at fair value were partially offset by losses on certain illiquid assets. Gains on our public debt carried at fair value, net of related hedges in 2008, were $431.7 million as compared to $140.9 million during 2007. The increase was also due to an $86.3 million gain on our holdings of Visa in connection with its initial public offering and an $81.8 million gain on sale of TransPlatinum subsidiary were offset by an $81.8 million decrease in gains on the sale/leaseback of real estate properties.

Total noninterest expense increased $124.1 million from the same period in 2007. The increase in expense was mainly due to a $183.4 million contribution of Coke common stock to our charitable foundation recognized in marketing and customer development expense.

EARNINGS AND BALANCE SHEET ANALYSIS 2007 vs. 2006

Consolidated Overview

Net income totaled $1.6 billion, or $4.55 per diluted share for 2007, down 22.8% and 21.8%, respectively, from 2006. The following are some of the key drivers of our 2007 financial performance as compared to 2006:

•

Total revenue-FTE increased $34.1 million, or 0.4%, compared to 2006. Total revenue included approximately $712.6 million in net market valuation related losses, which were offset by growth in net interest income, the $234.8 million gain on sale of Coke common stock, fee-related noninterest income, and other gains, including real estate related gains from various sale/leaseback transactions executed during 2007.

•

Net interest income-FTE increased $73.8 million, or 1.6%, and the net interest margin increased 11 basis points to 3.11% compared to 2006. The increase in net interest income and net interest margin was due to our balance sheet management initiatives that were implemented in 2006 and 2007.

•

The average earning asset yield increased 29 basis points compared to 2006 while the average interest bearing liability cost increased 17 basis points, resulting in a 12 basis point increase in interest rate spread. Total average earning assets decreased $3.2 billion, or 2.0%, to $155.2 billion during 2007, while total average customer deposits increased $844.9 million, or 0.9%, to $98.0 billion during 2007. Additionally, there was a shift in the mix of deposits to higher cost products, with certificates of deposits increasing, while other deposit products, specifically demand deposit accounts, money market, and savings, declined.

•

Noninterest income decreased $39.7 million, or 1.1%, compared to 2006. The decrease was driven by $527.7 million of mark to market valuation losses related to the purchase of securities from (1) an institutional private placement fund that we managed, (2) Three Pillars, a multi-seller commercial paper conduit that we sponsor and (3) certain money market funds that we manage. The acquired securities were predominantly AAA or AA-rated at the time originally purchased by these entities. In the fourth quarter of 2007, while certain securities were not downgraded, these securities experienced an increase in the loss severity expectations of the underlying collateral, which included Alt-A and subprime mortgages, resulting in a decline in market value of these securities. The decrease in noninterest income was further impacted by market value declines in the mortgage loan warehouse and securitization and trading assets. The impact of these valuation adjustments was substantially offset by the second quarter gain recognized on the sale of Coke common stock shares, the gain recognized on sale/leaseback transactions related to premises, and the market valuation gain on our public debt and related hedges carried at fair value.

•

Noninterest expense increased $353.9 million, or 7.3%, compared to 2006. The increase was primarily driven by an increase in fraud losses, growth in compensation expense attributable to the election in 2007 to record certain newly originated mortgage loans held for sale at fair value, litigation expense related to our ownership in Visa, Inc., and severance expense incurred in association with the E2 program.

•

Provision for loan losses increased $402.4 million, or 153.3%, compared to 2006. The provision for loan losses exceeded net charge-offs for the year by $242.1 million, primarily related to higher delinquencies and increased net charge-offs associated with residential real estate and home equity portfolios.

•

Net charge-offs as a percentage of average loans was 0.35% for 2007, up 14 basis points from 2006. The increase in net charge-offs was primarily related to residential real estate-related loans. Nonperforming assets increased $1.1 billion, compared to December 31, 2006, due primarily to the overall downturn in the housing market.

Retail and Commercial

Retail and Commercial net income for the twelve months ended December 31, 2007 was $790.5 million, a decrease of $139.4 million, or 15.0%, compared to the same period in 2006. This decrease was primarily the result of higher provision expense and lower net interest income primarily related to deposit spreads partially offset by higher noninterest income.

Net interest income decreased $94.7 million, or 3.2%, driven by a shift in deposit mix and compressed spreads as deposit competition and the interest rate environment encouraged clients to migrate into higher yielding interest bearing accounts. Average deposit balances decreased $120.5 million, or 0.2%, reducing net interest income by $3.2 million, while deposit spreads decreased 10 basis points driving an $81.2 million decrease in net interest income. Average loan balances increased $701.5 million, or 1.4%, increasing net interest income by $19.6 million, while loan spreads decreased 5 basis points causing a $28.5 million decline in net interest income.

Provision for loan losses increased $175.2 million over the same period in 2006. The provision increase was most pronounced in home equity lines, indirect auto and commercial loans (primarily commercial clients with annual revenue of less then $5 million), reflecting the negative impact from the deterioration in certain segments of the consumer portfolio, primarily related to the residential real estate market.

Total noninterest income increased $55.4 million, or 4.6%, over the same period in 2006. This increase was driven primarily by a $52.8 million, or 7.8%, increase in service charges on deposit accounts from both consumer and business deposit accounts primarily due to higher NSF fees. Interchange fees increased $21.4 million, or 11.8%. These increases were partially offset by a decrease in gains on sales of student loans.

Total noninterest expense increased $13.3 million, or 0.5%, from the same period in 2006. A 1.8% increase in personnel expense and other expenses related to investments in the branch distribution network and business banking were partially offset by decreases in amortization of core deposit intangibles and new loan production expense.

Wholesale

Wholesale’s net income for the twelve months ended December 31, 2007 was $196.1 million, a decrease of $180.3 million, or 47.9%, from 2006. The decrease was driven by write-downs and losses primarily in structured products due to capital markets volatility created by turmoil in the mortgage industry, lack of loan liquidity, and widening credit spreads as well as increased Affordable Housing related noninterest expense, partially offset by lower provision expense.

Net interest income decreased $21.0 million, or 3.6%, year over year. Average loan balances increased $277.9 million, or 0.9%. The increase in loan balances was offset by compressing spreads, resulting in a $23.8 million, or 4.9%, decrease in loan related net interest income. The increase in balances was despite a $1.9 billion structured asset sale of corporate loans in the first quarter of 2007, which was partially offset by growth in construction loans, corporate banking loans, lease financing assets and the move of middle market clients from the Commercial line of business during the fourth quarter 2007. Average deposits increased $472.5 million, or 9.3%, driven by an increase in higher cost corporate money market accounts offset in part by a decline in demand deposits. Deposit related net interest income was down $1.1 million, or 0.8%, as the shift to higher cost money market accounts compressed deposit spreads.

Provision for loan losses was $46.9 million, an improvement of $75.5 million, or 61.7%, from the same period of 2006 due to the charge-off a single large commercial loan in the fourth quarter of 2006.

Total noninterest income decreased $286.1 million, or 37.3%, compared to 2006. The decrease was primarily driven by write-downs and losses of approximately $316.1 million in collateralized debt obligations, MBS, and collateralized loan obligation securities most of which occurred during the third and fourth quarters of 2007. Additional weakness in fixed income trading, loan related fees, and M&A fee revenue was partially offset by strong performance in derivatives, structured leasing, merchant banking and equipment lease financing.

Total noninterest expense increased $53.3 million, or 7.0%, compared to 2006. The increase was primarily driven by increased write-downs related to Affordable Housing properties as well as higher outside processing, legal and consulting expenses offset in part by lower personnel expense related to lower incentive-based compensation expense tied to revenue, and lower shared corporate expenses.

Mortgage

Mortgage’s net income for the twelve months ended December 31, 2007 was $5.4 million, a decrease of $237.4 million, or 97.8%. The decline resulted primarily from $165.4 million in net valuation losses on mortgage loans held for sale due to market volatility and mortgage spread widening in conjunction with increased credit-related losses on mortgage loans. These losses were partially offset by higher mortgage servicing revenue.

Net interest income in 2007 declined $75.2 million, or 12.6%, compared to 2006 principally due to lower income from portfolio loans and loans held for sale, as well as higher funding costs for MSRs, which was partially offset by higher net interest income on deposits and investments. Average portfolio loans, principally consumer mortgages and residential construction loans, declined $0.4 billion, or 1.4%. The volume decline combined with compressed spreads resulted in a reduction of net interest income from total loans of $53.1 million. Average loans held for sale increased $0.5 billion; however, compressed spreads more than offset the benefit of higher balances and reduced net interest income by $38.0 million. Funding costs on higher MSRs balances further reduced net interest income by $16.5 million. Net interest income from deposits increased $17.8 million, while net interest income from investments increased $13.1 million.

Provision for loan losses for the year 2007 increased $72.4 million driven by higher consumer mortgage and residential construction net charge-offs.

Total noninterest income declined $13.7 million, or 3.6%, due to lower production income, partially offset by higher servicing and insurance income. Production income declined $103.9 million on loans due to net valuation losses of $165.4 million on loans held for sale, primarily due to market volatility and mortgage spread widening. These declines were partially offset by the recognition of origination fees that were deferred prior to the May 2007 fair value election for certain loans. Loan production of $58.3 billion was up $3.0 billion, or 5.4%, for the year 2007. At December 31, 2007, total loans serviced were $149.9 billion, an increase of $19.9 billion, or 15.3%. Revenues from mortgage insurance increased $10.0 million due to new mortgage origination volume.

Total noninterest expense increased $222.3 million for the year 2007, or 36.9%, over 2006, principally due to increased operating losses of $84.3 million driven by fraud from customer misrepresentations on loan related documents, primarily on Alt-A products originated in prior periods, recognition of loan origination costs that were deferred prior to the May 2007 election to record certain loans at fair value, and increased credit and growth-related expenses.

Wealth and Investment Management

Wealth and Investment Management’s net income for the year ended December 31, 2007, was $88.3 million, a decrease of $202.5 million, or 69.6%, compared to the year ended December 31, 2006. The decline was principally driven by a $250.5 million pre-tax mark to market loss on SIV securities and a $112.8 million pre-tax gain realized in 2006 on the sale of the Bond Trustee business, partially offset by a $32.3 million pre-tax gain on sale upon merger of Lighthouse Partners into Lighthouse Investment Partners and increased retail investment income in 2007.

For 2007, net interest income decreased $21.1 million, or 5.7%, as the continued shift in deposit mix to higher cost products compressed spreads. Average deposits increased $303.3 million, or 3.2%, as increases in higher-cost NOW account and time deposits were partially offset by declines in lower-cost demand deposit and money market account balances. This shift in deposit mix coupled with a decline in spreads driven by deposit competition was the primary driver of a $16.2 million decline in net interest income on deposits. Average loans declined $170.0 million, or 2.1%, resulting in a $5.3 million decline in net interest income on loans. The decline in loan balances resulted from lower consumer and commercial loans.

Provision for loan losses increased $4.8 million over 2006 primarily due to higher home equity and consumer mortgage net charge-offs.

Total noninterest income decreased $287.6 million, or 26.1%, primarily due to a $250.5 million mark to market loss on SIV securities in the fourth quarter of 2007 and a $112.8 million gain realized in 2006 on the sale of the Bond Trustee business. Partially offsetting these items was a $32.3 million gain on sale upon merger of Lighthouse Partners, as well as strong growth in retail investment income, which increased $44.0 million, or 19.3%, due to strong annuity sales and higher recurring managed account fees. Trust income declined $5.1 million, or 0.7%, due to lost revenue from the Lighthouse Partners merger and sale of the Bond Trustee business.

As of December 31, 2007, assets under management were approximately $142.8 billion compared to $141.3 billion as of December 31, 2006. Approximately $5.3 billion in Lighthouse Partners assets were merged into Lighthouse Investment Partners are not included in the December 31, 2007 total. Assets under management include individually managed assets, the RidgeWorth (formally known as STI Classic) Funds, institutional assets managed by RidgeWorth (formally known as Trusco) and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $250.0 billion, which includes $142.8 billion in assets under management, $60.9 billion in non-managed corporate trust assets, $41.6 billion in retail brokerage assets, and $4.7 billion in non-managed corporate trust assets.

Total noninterest expense increased $6.2 million, or 0.6%, due to a $20.3 million, or 3.7%, increase in total personnel expense. Higher variable compensation primarily associated with strong retail investment income was partially offset by a $16.7 million, or 5.8%, decline in salary expense. Favorably impacting noninterest expense was lower Lighthouse Partners related expenses as a result of the sale upon merger.

Corporate Other and Treasury

Corporate Other and Treasury’s net income for the twelve months ended December 31, 2007 was $256.7 million, an increase of $219.9 million compared to the same period in 2006. The increase was mainly driven by a $234.8 million pre-tax gain on sale of the Coke common stock, a gain of $118.8 million on the sale leaseback of real estate properties, net securities losses of $54.4 million resulting primarily from the securities portfolio repositioning in 2006, and a net market valuation gain of $64.3 million on trading assets and long-term corporate debt carried at fair value during 2007. These factors were partially offset by a $116.2 million market valuation write-down on securities consolidated in the third quarter of 2007 in anticipation of closing the Private Fund.

Net interest income decreased $23.4 million mainly due to a reduction in the size of the investment portfolio as a result of the balance sheet management strategies. Total average assets decreased $6.8 billion, or 22.3%, mainly due to the reduction in the size of the securities portfolio. Total average deposits decreased $4.9 billion, or 17.9% mainly due to decrease in brokered and foreign deposits.

Provision for loan losses decreased $0.2 million.

Total noninterest income increased $490.2 million. This was mainly driven by the $234.8 million pre-tax gain on sale of Coke common stock, net securities losses of $54.4 million in 2006, a gain of $118.8 million on sale leaseback of real estate properties, and $78.1 million increase in trading income due to net market valuation gains recorded on trading assets and our long-term corporate debt carried at fair value. Noninterest income was also impacted by a $132.5 million market valuation write-down on securities consolidated in the third quarter of 2007 in anticipation of closing of Private Fund.

Total noninterest expense increased $58.6 million compared to the same period in 2006. Included in the twelve months ended December 31, 2007, was a $76.9 million accrual for VISA litigation and $50.7 million in initial implementation cost associated with the E² Program, of which $45.0 million was severance. Positively impacting noninterest expense was a $33.6 million decrease in the accrued liability associated with a capital instrument that we called in the fourth quarter of 2007. Additionally, reflected in total noninterest expenses are reductions in total staff expense in support functions and consulting expenses.

Table 22 – Reconcilement of Non-U.S. GAAP Measures – Annual

	Twelve Months Ended December 31
(Dollars in millions, except per share and other data)	2008	2007	2006	2005	2004	2003
Net income	$795.8	$1,634.0	$2,117.4	$1,987.2	$1,572.9	$1,332.3
Securities losses/(gains), net of tax	(665.4)	(150.7)	31.3	4.4	27.1	(80.5)

Net income excluding net securities losses/(gains)	130.4	1,483.3	2,148.7	1,991.6	1,600.0	1,251.8
Coke stock dividend, net of tax	(49.8)	(54.2)	(53.3)	(48.1)	(43.0)	(37.8)

Net income excluding net securities losses/(gains) and the Coke stock dividend, net of tax	80.6	1,429.1	2,095.4	1,943.5	1,557.0	1,214.0
Less: Series A preferred dividends	22.3	30.3	7.7	-	-	-
Less: U.S. Treasury preferred dividends	26.6	-	-	-	-	-

Net income available to common shareholders excluding net securities losses/(gains) and the Coke stock dividend, net of tax	$31.7	$1,398.8	$2,087.7	$1,943.5	$1,557.0	$1,214.0

Net income	$795.8	$1,634.0	$2,117.4	$1,987.2	$1,572.9	$1,332.3
Merger expense, net of tax	-	-	-	61.1	18.5	-

Net income excluding merger expense	$795.8	$1,634.0	$2,117.4	$2,048.3	$1,591.4	$1,332.3

Noninterest expense	$5,890.4	$5,233.8	$4,879.9	$4,690.7	$3,897.0	$3,400.6
Merger expense	-	-	-	(98.6)	(28.4)	-

Noninterest expense excluding merger expense	$5,890.4	$5,233.8	$4,879.9	$4,592.1	$3,868.6	$3,400.6

Diluted earnings per common share	$2.13	$4.55	$5.82	$5.47	$5.19	$4.73
Impact of excluding merger expense	-	-	-	0.17	$0.06	-

Diluted earnings per common share excluding merger expense	$2.13	$4.55	$5.82	$5.64	$5.25	$4.73

Efficiency ratio[1]	63.95%	63.43%	59.39%	60.06%	61.39%	59.99%
Impact of excluding merger expense	-	-	-	(1.26)	(0.45)	-

Efficiency ratio excluding merger expense	63.95%	63.43%	59.39%	58.80%	60.94%	59.99%

Efficiency ratio[1]	63.95%	63.43%	59.39%	60.06%	61.39%	59.99%
Impact of excluding amortization/impairment of intangible assets other than MSRs	(1.31)	(1.17)	(1.26)	(1.52)	(1.22)	(1.13)

Tangible efficiency ratio[2]	62.64%	62.26%	58.13%	58.54%	60.17%	58.86

Total average assets	$175,848.3	$177,795.5	$180,315.1	$168,088.8	$133,754.3	$122,325.4
Average net unrealized securities gains	(1,909.5)	(2,300.8)	(1,620.5)	(1,949.4)	(2,372.2)	(2,343.0)

Average assets less net unrealized securities gains	$173,938.8	$175,494.7	$178,694.6	$166,139.4	$131,382.1	$119,982.4

Total average common shareholders’ equity	$17,530.7	$17,308.0	$17,394.7	$16,526.3	$11,469.5	$9,083.0
Average accumulated other comprehensive income	(1,220.9)	(1,143.3)	(976.0)	(1,220.5)	(1,517.2)	(1,486.1)

Total average realized common shareholders’ equity	$16,309.8	$16,164.7	$16,418.7	$15,305.8	$9,952.3	$7,596.9

Return on average total assets	0.45%	0.92%	1.17%	1.18%	1.18%	1.09%
Impact of excluding net realized and unrealized securities losses/(gains) and the Coke stock dividend	(0.40)	(0.11)	-	(0.01)	0.01	(0.08)

Return on average total assets less net realized and unrealized securities losses/(gains) and the Coke stock dividend [3]	0.05%	0.81%	1.17%	1.17%	1.19%	1.01%

Return on average common shareholders’ equity	4.26%	9.27%	12.13%	12.02%	13.71%	14.67%
Impact of excluding net realized and unrealized securities losses/(gains) and the Coke stock dividend	(4.07)	(0.62)	0.59	0.68	1.94	1.31

Return on average realized common shareholders’ equity[4]	0.19%	8.65%	12.72%	12.70%	15.65%	15.98%

Total shareholders’ equity	$22,388.1	$18,052.5	$17,813.6	$16,887.4	$15,986.9	$9,731.2
Goodwill	(6,941.1)	(6,921.5)	(6,889.8)	(6,835.1)	(6,806.0)	(1,077.7)
Other intangible assets including mortgage servicing rights (“MSRs”)	(978.2)	(1,308.6)	(1,182.0)	(1,123.0)	(1,061.5)	(639.6)
MSRs	810.5	1,049.4	810.5	657.6	482.4	449.3

Tangible equity	15,279.3	10,871.8	10,552.3	9,586.9	8,601.8	8,463.2
Preferred stock	(5,221.7)	(500.0)	(500.0)	-	-	-
Tangible common equity	$10,057.6	$10,371.8	$10,052.3	$9,586.9	$8,601.8	$8,463.2

Total assets	$189,138.0	$179,573.9	$182,161.6	$179,712.8	$158,869.8	$125,393.2
Goodwill	(7,043.5)	(6,921.5)	(6,889.8)	(6,835.1)	(6,806.0)	(1,077.7)
Other intangible assets including MSRs	(1,035.4)	(1,363.0)	(1,182.0)	(1,123.0)	(1,061.5)	(639.6)
MSRs	810.5	1,049.4	810.5	657.6	482.4	449.3

Tangible assets	$181,869.6	$172,338.8	$174,900.3	$172,412.3	$151,484.7	$124,125.2

Tangible equity to tangible assets[5]	8.40%	6.31%	6.03%	5.56%	5.68%	6.82%
Tangible common equity to tangible assets[6]	5.53%	6.02%	5.75%	5.56%	5.68%	6.82%
Net interest income	$4,619.7	$4,719.5	$4,660.4	$4,579.0	$3,685.2	$3,320.3
Taxable equivalent adjustment	117.5	102.7	88.0	75.5	58.4	45.0

Net interest income—FTE	4,737.2	4,822.2	4,748.4	4,654.5	3,743.6	3,365.3
Noninterest income	4,473.5	3,428.7	3,468.4	3,155.0	2,604.4	2,303.0

Total revenue—FTE	9,210.7	8,250.9	8,216.8	7,809.5	6,348.0	5,668.3
Securities losses/(gains), net	(1,073.3)	(243.1)	50.5	7.2	41.7	(123.9)

Total revenue—FTE excluding net securities losses/(gains)[7]	$8,137.4	$8,007.8	$8,267.3	$7,816.7	$6,389.7	$5,544.4

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

[2]

We present a tangible efficiency ratio which excludes the amortization/impairment of intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.

[3]

We present a return on average assets less net unrealized gains on securities. The foregoing numbers primarily reflect adjustments to remove the effects of the securities portfolio which includes our ownership of common stock of The Coca-Cola Company. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities gains is more indicative of our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily customer relationship and customer transaction driven. The return on average assets less net unrealized gains on securities is computed by dividing annualized net income, excluding securities gains/losses and The Coca-Cola Company dividend, net of tax, by average assets less net unrealized securities gains.

[4]

We believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security. The return on average realized common shareholders’ equity is computed by dividing annualized net income available to common shareholders, excluding securities gains/losses and The Coca-Cola Company dividend, net of tax, by average realized common shareholders’ equity.

[5]

We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.

[6]

We present a tangible common equity to tangible assets ratio that excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry who also use this measure. This measure is also used by us to analyze capital adequacy.

[7]

We present total revenue- FTE excluding realized securities losses/(gains), net. We believe noninterest income without net securities (gains)/losses is more indicative of our performance because it isolates income that is primarily customer relationship and customer transaction driven and is more indicative of normalized operations.

Table 23 – Reconcilement of Non-U.S. GAAP Measures – Quarterly

	Three Months Ended
	2008				2007
(Dollars in millions, except per share and other data)	December 31	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Net income/(loss)	($347.6)	$312.4	$540.4	$290.6	$11.1	$420.2	$681.4	$521.3
Securities losses/(gains), net of tax	(254.9)	(107.3)	(345.9)	37.5	(3.5)	(0.6)	(146.6)	-

Net income/(loss) excluding net securities losses/(gains)	(602.5)	205.1	194.5	328.1	7.6	419.6	534.8	521.3
Coke stock dividend, net of tax	(10.1)	(10.1)	(14.7)	(14.7)	(13.2)	(13.2)	(13.2)	(14.6)

Net income/(loss) excluding net securities losses/(gains) and the Coke stock dividend, net of tax	(612.6)	195.0	179.8	313.4	(5.6)	406.4	521.6	506.7
Less: Series A preferred dividends	5.0	5.1	5.1	7.0	7.9	7.6	7.5	7.4
Less: U.S. Treasury preferred dividends	26.6	-	-	-	-	-	-	-

Net income/(loss) available to common shareholders excluding net securities losses/(gains) and the Coke stock dividend, net of tax	($644.2)	$189.9	$174.7	$306.4	($13.5)	$398.8	$514.1	$499.3

Efficiency ratio[1]	82.47%	67.78%	53.06%	56.40%	82.19%	63.35%	52.69%	59.79%
Impact of excluding amortization/impairment of intangible assets other than MSRs	(0.90)	(0.75)	(2.49)	(0.93)	(1.33)	(1.22)	(1.05)	(1.14)

Tangible efficiency ratio[2]	81.57%	67.03%	50.57%	55.47%	80.86%	62.13%	51.64%	58.65%

Total average assets	$177,047.3	$173,888.5	$175,548.8	$176,916.9	$175,130.5	$174,653.4	$179,996.5	$181,506.4
Average net unrealized securities gains	(1,371.6)	(1,526.4)	(2,296.0)	(2,454.0)	(2,408.6)	(2,091.9)	(2,398.7)	(2,305.3)

Average assets less net unrealized securities gains	$175,675.7	$172,362.1	$173,252.8	$174,462.9	$172,721.9	$172,561.5	$177,597.8	$179,201.1

Total average common shareholders’ equity	$17,487.1	$17,481.9	$17,593.2	$17,561.7	$17,532.8	$17,050.2	$17,428.1	$17,220.4
Average accumulated other comprehensive income	(997.0)	(871.4)	(1,488.3)	(1,533.4)	(1,292.8)	(998.6)	(1,206.5)	(1,074.5)

Total average realized common shareholders’ equity	$16,490.1	$16,610.5	$16,104.9	$16,028.3	$16,240.0	$16,051.6	$16,221.6	$16,145.9

Return on average total assets	(0.78)%	0.71%	1.24%	0.66%	0.03%	0.95%	1.52%	1.16%
Impact of excluding net realized and unrealized securities losses/(gains) and the Coke stock dividend	(0.61)	(0.26)	(0.82)	0.06	(0.04)	(0.02)	(0.34)	(0.01)

Return on average total assets less net realized and unrealized securities losses/(gains) and the
Coke stock dividend[3]	(1.39)%	0.45%	0.42%	0.72%	(0.01)%	0.93%	1.18%	1.15%

Return on average common shareholders’ equity	(8.63)%	6.99%	12.24%	6.49%	0.07%	9.60%	15.51%	12.10%
Impact of excluding net realized and unrealized securities losses/(gains) and the Coke stock dividend	(6.91)	(2.44)	(7.88)	1.20	(0.40)	0.26	(2.80)	0.44

Return on average realized common shareholders’ equity[4]	(15.54)%	4.55%	4.36%	7.69%	(0.33)%	9.86%	12.71%	12.54%

Total shareholders’ equity	$22,388.1	$17,956.0	$17,907.1	$18,431.4	$18,052.5	$17,907.2	$17,368.9	$17,968.5
Goodwill	(6,941.1)	(7,062.9)	(7,056.0)	(6,923.0)	(6,921.5)	(6,912.1)	(6,897.1)	(6,896.7)
Other intangible assets including MSRs	(978.2)	(1,328.0)	(1,394.9)	(1,379.5)	(1,308.6)	(1,269.1)	(1,290.5)	(1,293.5)
MSRs	810.5	1,150.0	1,193.5	1,143.4	1,049.4	996.0	942.0	921.3

Tangible equity	15,279.3	10,715.1	10,649.7	11,272.3	10,871.8	10,722.0	10,123.3	10,699.6
Preferred stock	(5,221.7)	(500.0)	(500.0)	(500.0)	(500.0)	(500.0)	(500.0)	(500.0)

Tangible common equity	$10,057.6	$10,215.1	$10,149.7	$10,772.3	$10,371.8	$10,222.0	$9,623.3	$10,199.6

Total assets	$189,138.0	$174,776.8	$177,232.7	$178,986.9	$179,573.9	$175,857.2	$180,314.4	$186,384.8
Goodwill	(7,043.5)	(7,062.9)	(7,056.0)	(6,923.0)	(6,921.5)	(6,912.1)	(6,897.1)	(6,896.7)
Other intangible assets including MSRs	(1,035.4)	(1,390.0)	(1,442.1)	(1,430.3)	(1,363.0)	(1,327.1)	(1,290.5)	(1,293.5)
MSRs	810.5	1,150.0	1,193.5	1,143.4	1,049.4	996.0	942.0	921.3

Tangible assets	$181,869.6	$167,473.9	$169,928.1	$171,777.0	$172,338.8	$168,614.0	$173,068.8	$179,115.9

Tangible equity to tangible assets[5]	8.40%	6.40%	6.27%	6.56%	6.31%	6.36%	5.85%	5.97%
Tangible common equity to tangible assets[6]	5.53%	6.10%	5.97%	6.27%	6.02%	6.06%	5.56%	5.69%
Net interest income	$1,176.9	$1,146.2	$1,156.7	$1,139.8	$1,167.5	$1,192.2	$1,195.3	$1,164.6
Taxable - equivalent adjustment	31.8	29.5	28.3	28.0	27.3	27.0	24.7	23.7

Net interest income - FTE	1,208.7	1,175.7	1,185.0	1,167.8	1,194.8	1,219.2	1,220.0	1,188.3
Noninterest income	717.8	1,285.2	1,413.0	1,057.5	576.0	819.1	1,154.6	878.9

Total revenue - FTE	1,926.5	2,460.9	2,598.0	2,225.3	1,770.8	2,038.3	2,374.6	2,067.2
Securities losses/(gains), net	(411.1)	(173.0)	(549.8)	60.6	(5.7)	(1.0)	(236.4)	-

Total revenue - FTE excluding net securities losses/(gains)[7]	$1,515.4	$2,287.9	$2,048.2	$2,285.9	$1,765.1	$2,037.3	$2,138.2	$2,067.2

[1]

Computed by dividing noninterest expense by total revenue—FTE. The efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

[2]

We present a tangible efficiency ratio which excludes the amortization/impairment of intangible assets other than MSRs. We believe this measure is useful to investors because, by removing the effect of these intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare our efficiency to other companies in the industry. This measure is utilized by us to assess our efficiency and that of our lines of business.

[3]

We present a return on average assets less net unrealized gains on securities. The foregoing numbers primarily reflect adjustments to remove the effects of the securities portfolio which includes our ownership of common stock of The Coca-Cola Company. We use this information internally to gauge our actual performance in the industry. We believe that the return on average assets less the net unrealized securities gains is more indicative of our return on assets because it more accurately reflects the return on the assets that are related to our core businesses which are primarily customer relationship and customer transaction driven. The return on average assets less net unrealized gains on securities is computed by dividing annualized net income, excluding securities gains/losses and The Coca-Cola Company dividend, net of tax, by average assets less net unrealized securities gains.

[4]

We believe that the return on average realized common shareholders’ equity is more indicative of our return on equity because the excluded equity relates primarily to the holding of a specific security. The return on average realized common shareholders’ equity is computed by dividing annualized net income available to common shareholders, excluding securities gains/losses and The Coca -Cola Company dividend, net of tax, by average realized common shareholders’ equity.

[5]

We present a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. We believe this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry. This measure is used by us to analyze capital adequacy.

[6]

We present a tangible common equity to tangible assets ratio that excludes preferred stock from tangible equity. We believe this measure is useful to investors because, by removing the preferred stock (the level of which may vary from company to company), it allows investors to more easily compare our capital adequacy to other companies in the industry who also use this measure. This measure is also used by us to analyze capital adequacy.

[7]

We present total revenue- FTE excluding realized securities losses/(gains), net. We believe noninterest income without net securities (gains)/losses is more indicative of our performance because it isolates income that is primarily customer relationship and customer transaction driven and is more indicative of normalized operations.

Table 24 – Share Repurchases in 2008

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	1,952	$60.68	-	30,000,000	-	-	-	-
February 1-29	12,357	63.49	-	30,000,000	-	-	-	-
March 1-31	2,255	57.74	-	30,000,000	-	-	-	-

Total first quarter 2008	16,564	$62.38	-		-	-	-	-

April 1-30	1,657	$57.41	-	30,000,000	-	-	-	-
May 1-31	613	58.70	-	30,000,000	-	-	-	-
June 1-30	-	-	-	30,000,000	-	-	-	-

Total second quarter 2008	2,270	$57.76	-		-	-	-	-

July 1-31	-	-	-	30,000,000	-	-	-	-
August 1-31	-	-	-	30,000,000	-	-	-	-
September 1-30	-	-	-	30,000,000	-	-	-	-

Total third quarter 2008	-	-	-		-	-	-	-

October 1-31	-	-	-	30,000,000	-	-	-	-
November 1-30	-	-	-	30,000,000	-	-	-	-
December 1-31	-	-	-	30,000,000	-	-	-	-
Total fourth quarter 2008	-	-	-		-	-	-	-

Total year-to-date 2008	18,834	$61.82	-		-	-	-	-

[1]

On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

[2]

This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the twelve months ended December 31, 2008, the following shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans: 1,952 shares in January 2008 at an average price per share of $60.68; 12,357 shares in February 2008 at an average price per share of $63.49; 2,255 shares in March 2008 at an average price per share of $57.74; 1,657 shares in April 2008 at an average price per share of $57.41; 613 shares in May 2008 at an average price per share of $58.70; and zero shares in June, July, August, September, October, November and December 2008.

[3]

On August 14, 2007, the Board of Directors authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.

Table 25 – Funds Purchased and Securities Sold Under Agreements to Repurchase1

	As of December 31		Daily Average		Maximum Outstanding at Any Month-end
(Dollars in millions)	Balance	Rate	Balance	Rate
2008	$4,313.4	0.22%	$7,583.1	1.72%	$11,820.4
2007	9,179.5	3.69	9,398.7	4.68	13,285.1
2006	11,818.0	4.90	11,526.5	4.71	13,980.7

[1]

Consists of federal funds purchased and securities sold under agreements to repurchase that mature overnight or at a fixed maturity generally not exceeding three months. Rates on overnight funds reflect current market rates. Rates on fixed maturity borrowings are set at the time of borrowings.

Table 26 – Maturity of Consumer Time and Other Time Deposits in Amounts of $100,000 or More

	At December 31, 2008
(Dollars in millions)	Consumer Time	Brokered Time	Foreign Time	Other Time	Total
Months to maturity:
3 or less	$2,500.3	$1,420.5	$385.5	$105.0	$4,411.3
Over 3 through 6	2,405.1	2,587.9	-	-	4,993.0
Over 6 through 12	5,285.1	1,064.6	-	-	6,349.7
Over 12	2,808.8	2,594.1	-	-	5,402.9

Total	$12,999.3	$7,667.1	$385.5	$105.0	$21,156.9

Table 27 – Maturity Distribution of Securities Available for Sale

	As of December 31, 2008
(Dollars in millions)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities: Amortized Cost
U.S. Treasury securities	$1.1	$124.5	$-	$-	$125.6
U.S. government-sponsored enterprises	16.3	193.4	129.3	-	339.0
States and political subdivisions	174.0	461.5	200.3	183.1	1,018.9
Asset-backed securities[1]	21.5	30.5	2.1	-	54.1
Mortgage-backed securities[1]	56.4	2,078.5	2,710.1	10,177.1	15,022.1
Corporate bonds	0.4	17.3	222.7	35.1	275.5

Total debt securities	$269.7	$2,905.7	$3,264.5	$10,395.3	$16,835.2

Fair Value
U.S. Treasury securities	$1.1	$126.0	$-	$-	$127.1
U.S. government-sponsored enterprises	16.4	202.2	140.4	-	359.0
States and political subdivisions	175.6	477.7	205.9	178.2	1,037.4
Asset-backed securities[1]	22.6	24.5	2.5	-	49.6
Mortgage-backed securities[1]	55.0	2,087.2	2,699.6	10,204.5	15,046.3
Corporate bonds	0.4	17.2	219.2	29.0	265.8

Total debt securities	$271.1	$2,934.8	$3,267.6	$10,411.7	$16,885.2

Weighted average yield (FTE):
U.S. Treasury securities	1.98%	1.46%	-%	-%	1.47%
U.S. government-sponsored enterprises	4.79	4.06	5.16	-	4.52
States and political subdivisions	6.05	6.24	6.00	5.93	6.11
Asset-backed securities[1]	2.69	39.99	19.60	-	24.36
Mortgage-backed securities[1]	4.92	5.74	5.22	4.84	5.04
Corporate bonds	2.46	5.39	6.00	2.85	5.83

Total debt securities	5.45%	5.88%	5.33%	4.86%	5.14%

[1]	Distribution of maturities is based on the expected average life of the asset and is based upon amortized cost.

Table 28 – Loan Maturity

	As of December 31, 2008 Remaining Maturities of Selected Loans
(Dollars in millions)	Total	Within 1 Year	1-5 Years	After 5 Years
Loan Maturity

Commercial and commercial real estate [1]	$49,870.9	$20,242.6	$26,348.5	$3,279.8
Real estate—construction	9,864.0	7,372.7	2,121.1	370.2

Total	$59,734.9	$27,615.3	$28,469.6	$3,650.0

Interest Rate Sensitivity
Selected loans with:
Predetermined interest rates			$5,928.6	$1,138.5
Floating or adjustable interest rates			22,541.0	2,511.5

Total			$28,469.6	$3,650.0

[1]Excludes	$6.1 billion in lease financing.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A which is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited the accompanying consolidated balance sheets of SunTrust Banks, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunTrust Banks, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunTrust Banks, Inc.:

In our opinion, the accompanying consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of SunTrust Banks, Inc. and its subsidiaries for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Atlanta, Georgia

March 1, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of SunTrust Banks, Inc.

We have audited SunTrust Banks, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SunTrust Banks, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, SunTrust Banks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SunTrust Banks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years ended in the period December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Atlanta, Georgia

February 26, 2009

SUNTRUST BANKS, INC.

Consolidated Statements of Income

	For the Year Ended December 31
(Dollars in thousands, except per share data)	2008	2007	2006
Interest Income
Interest and fees on loans	$6,933,657	$7,979,281	$7,688,689
Interest and fees on loans held for sale	289,920	668,939	727,991
Interest and dividends on securities available for sale
Taxable interest	628,006	516,289	1,022,888
Tax-exempt interest	44,088	43,158	39,357
Dividends[1]	103,005	122,779	123,870
Interest on funds sold and securities purchased under agreements to resell	25,112	48,835	56,964
Interest on deposits in other banks	812	1,305	3,360
Trading account interest	302,782	655,334	128,901

Total interest income	8,327,382	10,035,920	9,792,020

Interest Expense
Interest on deposits	2,377,473	3,660,766	3,464,700
Interest on funds purchased and securities sold under agreements to repurchase	130,563	440,260	543,057
Interest on trading liabilities	27,160	15,586	15,540
Interest on other short-term borrowings	55,102	121,011	74,326
Interest on long-term debt	1,117,428	1,078,753	1,033,932

Total interest expense	3,707,726	5,316,376	5,131,555

Net interest income	4,619,656	4,719,544	4,660,465
Provision for loan losses	2,474,215	664,922	262,536

Net interest income after provision for loan losses	2,145,441	4,054,622	4,397,929

Noninterest Income
Service charges on deposit accounts	904,127	822,031	763,720
Trust and investment management income	592,324	685,034	686,865
Other charges and fees	510,794	479,074	462,063
Card fees	308,374	280,706	247,647
Retail investment services	289,093	278,042	233,974
Investment banking income	236,533	214,885	230,553
Mortgage production related income	171,368	90,983	217,428
Mortgage servicing related income/(loss)	(211,829)	195,436	121,738
Trading account profits/(losses) and commissions	38,169	(361,711)	113,047
Net gain on sale of businesses	198,140	32,340	112,759
Gain on Visa IPO	86,305	-	-
Net gain on sale/leaseback of premises	37,039	118,840	-
Other noninterest income	239,726	349,907	329,055
Net securities gains/(losses)	1,073,300	243,117	(50,477)

Total noninterest income	4,473,463	3,428,684	3,468,372

Noninterest Expense
Employee compensation	2,327,228	2,329,034	2,253,527
Employee benefits	434,036	441,154	471,926
Outside processing and software	492,611	410,945	393,576
Operating losses	446,178	134,028	44,570
Marketing and customer development	372,235	195,043	173,205
Net occupancy expense	347,289	351,238	334,213
Equipment expense	203,209	206,498	197,038
Mortgage reinsurance	179,927	174	-
Amortization/impairment of intangible assets	121,260	96,680	103,226
Net loss on extinguishment of debt	11,723	9,800	11,665
Visa litigation	(33,469)	76,930	-
Other noninterest expense	988,174	982,253	896,914

Total noninterest expense	5,890,401	5,233,777	4,879,860

Income before provision for income taxes	728,503	2,249,529	2,986,441
Provision (benefit) for income taxes	(67,271)	615,514	868,970

Net income	795,774	1,634,015	2,117,471
Series A preferred dividends	22,255	30,275	7,729
U.S. Treasury preferred dividends	26,579	-	-

Net Income Available to Common Shareholders	$746,940	$1,603,740	$2,109,742

Net income per average common share
Diluted	$2.13	$4.55	$5.82
Basic	2.14	4.59	5.87

Dividends declared per common share	2.85	2.92	2.44

Average common shares - diluted	350,183	352,688	362,802
Average common shares - basic	348,919	349,346	359,413

[1] Includes dividends on common stock of The Coca-Cola Company	$55,920	$60,915	$59,850

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Balance Sheets

	As of
(Dollars in thousands)	December 31 2008	December 31 2007
Assets
Cash and due from banks	$5,622,789	$4,270,917
Interest-bearing deposits in other banks	23,999	24,355
Funds sold and securities purchased under agreements to resell	990,614	1,347,329

Cash and cash equivalents	6,637,402	5,642,601
Trading assets	10,396,269	10,518,379
Securities available for sale[1]	19,696,537	16,264,107
Loans held for sale (loans at fair value: $2,424,432 as of December 31, 2008; $6,325,160 as of December 31, 2007)	4,032,128	8,851,695
Loans (loans at fair value: $270,342 as of December 31, 2008; $220,784 as of December 31, 2007)	126,998,443	122,318,994
Allowance for loan and lease losses	(2,350,996)	(1,282,504)

Net loans	124,647,447	121,036,490
Premises and equipment	1,547,892	1,595,691
Goodwill	7,043,503	6,921,493
Other intangible assets	1,035,427	1,362,995
Customers’ acceptance liability	5,294	22,418
Other real estate owned	500,481	183,753
Unsettled sales of available for sale securities	6,386,795	-
Other assets	7,208,786	7,174,311

Total assets	$189,137,961	$179,573,933

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$21,522,021	$21,083,234
Interest-bearing consumer and commercial deposits	83,753,686	80,786,791

Total consumer and commercial deposits	105,275,707	101,870,025
Brokered deposits (CDs at fair value: $587,486 as of December 31, 2008; $234,345 as of December 31, 2007)	7,667,167	11,715,024
Foreign deposits	385,510	4,257,601

Total deposits	113,328,384	117,842,650
Funds purchased	1,120,079	3,431,185
Securities sold under agreements to repurchase	3,193,311	5,748,277
Other short-term borrowings (debt at fair value: $399,611 as of December 31, 2008, $0 as of December 31, 2007)	5,166,360	3,021,358
Long-term debt (debt at fair value: $7,155,684 as of December 31, 2008; $7,446,980 as of December 31, 2007)	26,812,381	22,956,508
Acceptances outstanding	5,294	22,418
Trading liabilities	3,240,784	2,160,385
Unsettled purchases of available for sale securities	8,898,279	-
Other liabilities	4,984,980	6,338,634

Total liabilities	166,749,852	161,521,415

Preferred stock	5,221,703	500,000
Common stock, $1.00 par value	372,799	370,578
Additional paid in capital	6,904,644	6,707,293
Retained earnings	10,388,984	10,646,640
Treasury stock, at cost, and other	(1,481,146)	(1,779,142)
Accumulated other comprehensive income, net of tax	981,125	1,607,149

Total shareholders’ equity	22,388,109	18,052,518

Total liabilities and shareholders’ equity	$189,137,961	$179,573,933

Common shares outstanding	354,515,013	348,411,163
Common shares authorized	750,000,000	750,000,000
Treasury shares of common stock	18,284,356	22,167,235

[1] Includes net unrealized gains on securities available for sale	$1,413,330	$2,724,643

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2006	$-	361,984	$370,578	$6,761,684	$9,310,978	($493,936)	$938,091	$16,887,395
Net income	-	-	-	-	2,117,471	-	-	2,117,471
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of tax	-	-	-	-	-	-	36,235	36,235
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	330,771	330,771
Change related to employee benefit plans	-	-	-	-	-	-	5,879	5,879

Total comprehensive income	-	-	-	-	-	-		2,490,356
Adoption of SFAS No. 158	-	-	-	-	-	-	(385,027)	(385,027)
Common stock dividends, $2.44 per share	-	-	-	-	(879,568)	-	-	(879,568)
Preferred stock dividends, $1,548.78 per share	-	-	-	-	(7,729)	-	-	(7,729)
Issuance of preferred stock	500,000	-	-	(7,705)	-	-	-	492,295
Issuance of forward purchase contract for preferred stock	-	-	-	(9,416)	-	-	-	(9,416)
Exercise of stock options and stock compensation element expense	-	3,481	-	9,710	-	226,858	-	236,568
Acquisition of treasury stock	-	(13,102)	-	(98,877)	-	(1,006,166)	-	(1,105,043)
Performance and restricted stock activity	-	1,196	-	(24,503)	-	18,770	-	(5,733)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	18,340	-	18,340
Issuance of stock for employee benefit plans	-	1,141	-	(5,913)	-	72,081	-	66,168
Issuance of stock for BancMortgage contingent consideration	-	203	-	2,216	-	12,784	-	15,000

Balance, December 31, 2006	$500,000	354,903	$370,578	$6,627,196	$10,541,152	($1,151,269)	$925,949	$17,813,606
Net income	-	-	-	-	1,634,015	-	-	1,634,015
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of tax	-	-	-	-	-	-	139,732	139,732
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	243,986	243,986
Change related to employee benefit plans	-	-	-	-	-	-	70,401	70,401

Total comprehensive income								2,088,134
Common stock dividends, $2.92 per share	-	-	-	-	(1,026,594)	-	-	(1,026,594)
Preferred stock dividends, $6,055.02 per share	-	-	-	-	(30,275)	-	-	(30,275)
Exercise of stock options and stock compensation element expense	-	2,794	-	(1,471)	-	211,460	-	209,989
Acquisition of treasury stock	-	(10,758)	-	71,267	-	(924,652)	-	(853,385)
Performance and restricted stock activity	-	682	-	8,197	(3,535)	(10,507)	-	(5,845)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	34,820	-	34,820
Issuance of stock for employee benefit plans	-	785	-	2,046	-	60,594	-	62,640
Adoption of SFAS No. 159	-	-	-	-	(388,604)	-	147,374	(241,230)
Adoption of SFAS No. 157	-	-	-	-	(10,943)	-	-	(10,943)
Adoption of FIN 48	-	-	-	-	(41,844)	-	-	(41,844)
Adoption of FSP FAS 13-2	-	-	-	-	(26,273)	-	-	(26,273)
Pension plan changes and resulting remeasurement	-	-	-	-	-	-	79,707	79,707
Other activity	-	5	-	58	(459)	412	-	11

Balance, December 31, 2007	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,779,142)	$1,607,149	$18,052,518
Net income	-	-	-	-	795,774	-	-	795,774
Other comprehensive income:
Change in unrealized gains (losses) on derivatives, net of tax	-	-	-	-	-	-	688,487	688,487
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	-	-	(806,586)	(806,586)
Change related to employee benefit plans	-	-	-	-	-	-	(507,925)	(507,925)

Total comprehensive income								169,750
Issuance of common stock for GB&T acquisition	-	2,221	2,221	152,292	-	-	-	154,513
Common stock dividends, $2.85 per share	-	-	-	-	(1,004,146)	-	-	(1,004,146)
Series A preferred stock dividends, $4,451.05 per share	-	-	-	-	(22,255)	-	-	(22,255)
Issuance of U.S. Treasury preferred stock	4,717,971	-	-	132,029	-	-	-	4,850,000
Accretion of discount associated with U.S. Treasury preferred stock	3,732	-	-		(3,732)			-
U.S. Treasury preferred stock dividends, $471.07 per share	-	-	-	-	(22,847)	-	-	(22,847)
Exercise of stock options and stock compensation element expense	-	495	-	16,160	-	39,766	-	55,926
Performance and restricted stock activity	-	1,693	-	(46,797)	(450)	46,712	-	(535)
Amortization of compensation element of performance and restricted stock	-	-	-	-	-	76,656	-	76,656
Issuance of stock for employee benefit plans	-	1,695	-	(56,834)	-	134,862	-	78,028
Other activity	-	-	-	501	-	-	-	501

Balance, December 31, 2008	$5,221,703	354,515	$372,799	$6,904,644	$10,388,984	($1,481,146)	$981,125	$22,388,109

[1]	Balance at December 31, 2008 includes $1,367,752 for treasury stock and $113,394 for compensation element of restricted stock.
Balance at December 31, 2007 includes $1,688,521 for treasury stock and $90,622 for compensation element of restricted stock.
Balance at December 31, 2006 includes $1,090,782 for treasury stock and $60,487 for compensation element of restricted stock.

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31
(Dollars in thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$795,774	$1,634,015	$2,117,471
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of businesses	(198,140)	(32,340)	(112,759)
Visa litigation	(33,469)	76,930	-
Expense recognized on contribution of common stock of The Coca-Cola Company	183,418	-	-
Depreciation, amortization and accretion	824,263	802,342	810,881
Customer relationship intangible impairment	45,000	-	-
Impairment of mortgage servicing rights	370,000	-	-
Gain on sale of mortgage servicing rights	(16,931)	(51,236)	(66,283)
Origination of mortgage servicing rights	(485,597)	(639,158)	(503,801)
Provisions for loan losses and foreclosed property	2,551,574	683,114	265,609
Deferred income tax (benefit) provision	(221,235)	(147,758)	107,966
Amortization of compensation element of performance and restricted stock	76,656	34,820	18,340
Stock option compensation	20,185	24,275	25,969
Excess tax benefits from stock-based compensation	(4,580)	(11,259)	(33,258)
Net loss on extinguishment of debt	11,723	9,800	11,665
Net securities (gains) losses	(1,073,300)	(243,117)	50,477
Net gain on sale/leaseback of premises	(37,039)	(118,840)	-
Net gain on sale of assets	(60,311)	(30,569)	(49,285)
Originated and purchased loans held for sale net of principal collected	(32,839,219)	(52,762,349)	(47,374,700)
Sales and securitizations of loans held for sale	37,031,057	55,241,777	49,308,909
Contributions to retirement plans	(386,535)	(11,185)	(197,106)
Net increase in other assets	(2,680,321)	(1,950,167)	(385,878)
Net (decrease) increase in other liabilities	(173,223)	1,213,338	(208,276)

Net cash provided by operating activities	3,699,750	3,722,433	3,785,941

Cash Flows from Investing Activities:
Proceeds from maturities, calls and repayments of securities available for sale	1,292,065	1,073,340	3,914,243
Proceeds from sales of securities available for sale	5,737,627	1,199,231	4,945,870
Purchases of securities available for sale	(8,170,824)	(7,640,289)	(6,931,905)
Proceeds from maturities, calls and repayments of trading securities	4,329,198	11,896,617	-
Proceeds from sales of trading securities	3,046,185	19,240,250	-
Purchases of trading securities	(3,687,561)	(22,717,152)	-
Loan originations net of principal collected	(5,807,828)	(7,158,570)	(9,490,800)
Proceeds from sale of loans	881,410	5,721,662	2,235,011
Proceeds from sale of mortgage servicing rights	148,387	270,215	211,157
Capital expenditures	(221,602)	(186,431)	(334,254)
Net cash and cash equivalents received for sales of businesses	301,604	-	113,750
Net cash and cash equivalents paid for acquisitions	(23,931)	(32,200)	-
Seix contingent consideration payout	-	(42,287)	-
Proceeds from the sale/leaseback of premises	288,851	764,368	-
Proceeds from the sale of other assets	318,910	145,871	45,203

Net cash (used in) provided by investing activities	(1,567,509)	2,534,625	(5,291,725)

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	1,767,908	2,100,134	2,214,246
Net decrease in foreign and brokered deposits	(7,917,898)	(8,273,116)	(235,055)
Assumption of First Priority Bank deposits, net	160,517	-	-
Net (decrease) increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(2,796,359)	(1,679,833)	1,568,496
Proceeds from the issuance of long-term debt	7,834,388	5,197,020	2,925,024
Repayment of long-term debt	(4,024,675)	(1,553,412)	(4,713,948)
Proceeds from the issuance of preferred stock	4,850,000	-	492,295
Proceeds from the exercise of stock options	25,569	186,000	215,947
Acquisition of treasury stock	-	(853,385)	(1,105,043)
Excess tax benefits from stock-based compensation	4,580	11,259	33,258
Common and preferred dividends paid	(1,041,470)	(1,056,869)	(887,297)

Net cash (used in) provided by financing activities	(1,137,440)	(5,922,202)	507,923

Net increase (decrease) in cash and cash equivalents	994,801	334,856	(997,861)
Cash and cash equivalents at beginning of period	5,642,601	5,307,745	6,305,606

Cash and cash equivalents at end of period	$6,637,402	$5,642,601	$5,307,745

Supplemental Disclosures:
Interest paid	$3,868,034	$5,277,639	$5,088,403
Income taxes paid	341,396	724,351	709,168
Income taxes refunded	(4,275)	(13,859)	(14,762)
Securities transferred from available for sale to trading	-	15,143,109	-
Loans transferred from loans to loans held for sale	-	4,054,246	-
Loans transferred from loans held for sale to loans	656,134	837,401	-
Issuance of common stock for acquisition of GB&T	154,513	-	-
Noncash gain on contribution of common stock of the Coca-Cola Company	183,418	-	-
Unsettled purchases of securities available for sale as of year-end	8,898,279	-	-
Unsettled sales of securities available for sale as of year-end	6,386,795	-	-
Amortization of deferred gain on sale/leaseback of premises	55,616	5,301	-
U.S. Treasury preferred dividend accrued but unpaid	7,778	-	-
Accretion on U.S. Treasury preferred stock	3,732	-	-

See Notes to Consolidated Financial Statements.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

General

SunTrust Banks, Inc. (“SunTrust” or the “Company”) one of the nation’s largest commercial banking organizations, is a financial services holding company with its headquarters in Atlanta, Georgia. SunTrust’s principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within its geographic footprint, the Company operated under four business segments during 2008. These business segments are: Retail & Commercial, Wholesale, Wealth and Investment Management, and Mortgage. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, other SunTrust subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital markets services.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Generally, cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

Securities that are purchased beneficial interests or beneficial interests that continue to be held in securitized financial assets (other than those of high credit quality or sufficiently collateralized to ensure the possibility of credit loss is remote) are accounted for under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets”. The Company evaluates

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

whether or not a security is within the scope of EITF 99-20 at the time the security is acquired. The Company evaluates whether there has been an adverse change in the present value of estimated cash flows from the present value of cash flows previously projected, in order to determine if an other-than-temporary impairment exists. In January 2009, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 99-20-1 “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20.” This FSP amends EITF 99-20 to be consistent with the impairment model under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires entities to assess whether it is probable that the holder of debt and equity securities will be unable to collect all amounts due according to the contractual terms. While the FSP changes the impairment model that was followed for impairment recognition for the interim periods during 2008, retrospective application to a prior interim reporting period is not permitted. The Company adopted the FSP effective December 31, 2008, and it did not have an impact to the Company’s financial position and results of operations as the company’s securities that are within the scope of EITF 99-20 had already been impaired in prior interim periods.

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

Loans Held for Sale

Loans held for sale are recorded at either the lower of cost or fair value, applied on a loan-by-loan basis, or fair value if elected to be accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Origination fees and costs for loans held for sale recorded at the lower of cost or fair value are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale. Origination fees and costs are recognized in earnings at the time of origination for newly-originated loans held for sale that are recorded at fair value. Fair value is derived from observable current market prices, when available, and includes loan servicing value. When observable market prices are not available, the Company will use judgment and estimate fair value using internal models, in which the Company uses its best estimates of assumptions it believes would be used by market participants in estimating fair value. Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.

The Company transfers certain residential mortgage loans, commercial loans, and student loans to a held for sale classification at the lower of cost or fair value. At the time of transfer, any credit losses are recorded as a reduction in the allowance for loan losses with subsequent losses as well as other interest rate related valuations recorded as a component of noninterest income in the Consolidated Statements of Income. The Company may also transfer loans from held for sale to held for investment. At the time of transfer, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield using the interest method, unless the loan was elected upon origination to be accounted for at fair value under SFAS No. 159. If a held for sale loan is transferred to held for investment for which fair value accounting was elected, it will continue to be accounted for at fair value in the held for investment portfolio.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are considered held for investment. The Company’s loan balance is comprised of loans held in portfolio, including commercial loans, consumer loans, real estate loans and lines, credit card receivables, nonaccrual and restructured loans, direct financing leases, and leveraged leases. Interest income on all types of loans is accrued based upon the outstanding principal amounts, except those classified as nonaccrual loans. The Company typically classifies commercial and commercial real estate loans as nonaccrual when one of the following events occurs: (i) interest or principal has been in default 90 days or more, unless the loan is secured by collateral having realizable value sufficient to discharge the debt in full and the loan is in the legal process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to the deterioration in the financial condition of the debtor. Consumer and residential mortgage loans are typically placed on nonaccrual when payments have been in default for 90 and 120 days or more, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

When a loan is placed on nonaccrual, unpaid interest is reversed against interest income. Interest income on nonaccrual loans, if recognized, is either recorded using the cash basis method of accounting or recognized at the end of the loan after the principal has been reduced to zero, depending on the type of loan. If and when borrowers demonstrate the ability to repay a loan in accordance with the contractual terms of a loan classified as nonaccrual, the loan may be returned to accrual status. If a nonaccrual loan is returned to accruing status, the accrued interest, at the date the loan is placed on nonaccrual status, and foregone interest during the nonaccrual period are recorded as interest income only after all principal has been collected for commercial loans. For consumer loans and residential mortgage loans, the accrued interest, at the date the loan is placed on nonaccrual status, and forgone interest during the nonaccrual period are recorded as interest income as of the date the loan no longer meets the applicable criteria. (See “Allowance for Loan and Lease Losses” section of this Note for further discussion of impaired loans.)

Troubled debt restructured (“TDR”) loans are loans in which the Company has granted a concession to the borrower due to the borrower’s deteriorating financial condition, which would not otherwise be considered. TDR loans are accounted for in accordance with SFAS No. 15 “Accounting by Debtor and Creditors for Troubled Debt Restructurings” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”. When the Company modifies the terms of an existing loan that is not considered a TDR, the Company follows the provisions of EITF No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF No. 01-7 requires that a creditor account for a loan modification as a new loan if the terms of the new loan resulting from a loan refinancing or restructuring, other than a TDR, are at least as favorable to the lender as the terms for comparable loans to other customers with similar risk who are not undergoing a refinancing or restructuring and the modifications are more than minor.

For loans accounted for at amortized cost, fees and incremental direct costs associated with the loan origination and pricing process, as well as premiums and discounts, are deferred and amortized as level yield adjustments over the respective loan terms. Premiums for purchased credit cards are amortized on a straight-line basis over one to seven years. Fees received for providing loan commitments that result in loans are deferred and then recognized over the term of the loan as an adjustment of the yield. Origination fees and costs are recognized in noninterest income and expense at the time of origination for newly originated loans that are accounted for at fair value.

Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluation considers numerous factors, including, but not limited to net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, industry conditions and economic trends. Specific allowances for loan and lease losses are established for large commercial, corporate, and commercial real estate impaired loans that are evaluated on an individual basis. The specific allowance established for these loans and leases is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral depending on the most likely source of repayment. General allowances are established for loans and leases grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Goodwill is not amortized and instead is tested for impairment, at least annually, at the reporting unit level. The goodwill impairment test is performed in two steps. The first step is used to identify potential impairment and the second step, if required, identifies the amount of impairment by comparing the carrying amount of goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.

Identified intangible assets that have a finite life are amortized over their useful lives and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Mortgage Servicing Rights (“MSRs”)

The Company recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSRs when loans are sold and the associated servicing rights are retained. Fair value is determined using models which depend on estimates of prepayment rates, discount rate and other valuation assumptions that are supported by market and economic data collected from various outside sources.

Currently, the Company maintains one class of MSR asset and has elected to account for that class using the amortized cost method. Amortization of MSRs is based on estimated future net servicing cash flows. The projected future cash flows are derived from the same model and assumptions used to estimate the fair value of MSRs.

Impairment of MSRs is recognized when the fair value is less than the amortized cost basis of the MSRs. For purposes of measuring impairment, MSRs are stratified based on interest rate and type of related loan. When fair value is less than amortized cost for an individual stratum and the impairment is believed to be temporary, the impairment is recorded to a valuation allowance through mortgage servicing income in the Consolidated Statement of Income; the impairment is recorded as a write-down of the amortized cost basis of the MSRs when the impairment is deemed other-than-temporary. The carrying value of MSRs is maintained on the Consolidated Balance Sheets in other intangible assets.

The Company has not historically hedged MSRs but has managed the economic risk through the Company’s overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and mortgage originations. Effective January 1, 2009, the Company elected to create a second class of MSR asset that will be reported at fair value and will be actively hedged. The new MSR class will include MSRs recognized on loans sold after December 31, 2008, as well as MSRs related to loans originated and sold in 2008. The portion of existing MSRs being transferred to fair value reflects management’s desire to actively hedge this portion of the existing MSR and also considers the availability of market inputs used to determine fair value. MSRs associated with loans sold prior to 2008 will continue to be accounted for using the amortized cost method and managed through the Company’s overall asset/liability management process.

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt income. Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Subsequent changes in the tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change was enacted. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial and regulatory guidance. The Company classifies interest and penalties related to its tax positions as a component of income tax expense.

Earnings per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding during each period, plus common share equivalents calculated for stock options and performance restricted stock outstanding using the treasury stock method.

Guarantees

The Company accounts for guarantee arrangements in which it is the guarantor in accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 establishes accounting and disclosure requirements for guarantees requiring that a guarantor recognize, at the inception of a guarantee, a liability equal to the fair value of the obligation. FIN 45 defines a guarantee as a contract that contingently requires the guarantor to pay a guaranteed party upon changes in an underlying asset, liability or equity security of the guaranteed party, or upon failure of a third-party to perform under a specified agreement. FIN 45 also requires specific disclosures about a guarantor’s obligations under guarantees including the nature of the guarantee as well as the current status of any payment/performance risk of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the nature of any recourse provisions or assets held as collateral that would allow the guarantor to recover any of the amounts paid under the guarantee. For additional information on the Company’s guarantor obligations, refer to Note 18, “Reinsurance Arrangements and Guarantees.”

Derivative Financial Instruments

It is the policy of the Company to record all contracts that satisfy the definition of a derivative financial instrument (“derivative”) and are within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at fair value in the financial statements. The Company enters into various derivatives in a dealer capacity to facilitate client transactions and as a risk management tool.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Derivatives entered into in a dealer capacity and those that either do not qualify for, or for which the Company has elected not to apply, hedge accounting are accounted for as freestanding derivatives. Where derivatives have been used in client transactions, the Company generally manages the risk associated with these contracts within the framework of its value-at-risk (“VaR”) approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. In addition, as a normal part of its operations, the Company enters into certain interest rate lock commitments (“IRLCs”) on mortgage loans that are accounted for as freestanding derivatives under SFAS No. 133. Freestanding derivatives are carried at fair value on the balance sheet, with changes in fair value recorded in noninterest income.

Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market risks, either economically or in accordance with the hedge accounting provisions of SFAS No. 133. When a derivative is entered into for the purpose of hedge accounting pursuant to the provisions of SFAS No. 133, the Company prepares written hedge documentation and has, to date, designated the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge) or (2) a hedge of a forecasted transaction, such as, the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The written hedge documentation is completed in accordance with SFAS No. 133 and includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective. Methodologies related to hedge effectiveness and ineffectiveness are consistent between similar types of hedge transactions and have included (i) statistical regression analysis of changes in the cash flows of the actual derivative and a perfectly effective hypothetical derivative, (ii) statistical regression analysis of changes in the fair values of the actual derivative and the hedged item and (iii) comparison of the critical terms of the hedged item and the hedging derivative. For designated hedging relationships, the Company performs retrospective and prospective effectiveness testing using quantitative methods and generally does not assume perfect effectiveness through the matching of critical terms. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a fair value hedge are recorded in current period earnings, along with the changes in the fair value of the hedged item that are attributable to the hedged risk. Changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in accumulated other comprehensive income and reclassified to earnings in the same period that the hedged item impacts earnings; and any ineffective portion is recorded in current period earnings. Assessments of hedge effectiveness and measurements of hedge ineffectiveness are performed at least quarterly for ongoing effectiveness. Hedge accounting ceases on transactions that are no longer deemed effective, or for which the derivative has been terminated or de-designated. For discontinued fair value hedges where the hedged item remains outstanding, the hedged item would cease to be remeasured at fair value attributable to changes in the hedged risk and any existing basis adjustment would be recognized as a yield adjustment over the remaining life of the hedged item. For discontinued cash flow hedges where the hedged transaction remains probable to occur as originally designated, the unrealized gains and losses recorded in accumulated other comprehensive income would be reclassified to earnings in the period when the previously designated hedged cash flows occur. If the previously designated transaction were no longer probable of occurring, any unrealized gains and losses in accumulated other comprehensive income would be immediately reclassified to earnings.

In addition to freestanding derivative instruments, the Company evaluates contracts to determine whether any embedded derivatives exist and whether any of those embedded derivatives are required to be bifurcated and separately accounted for as freestanding derivatives in accordance with the provisions of SFAS No. 133. The Company adopted the provisions of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” as of January 1, 2006 and SFAS No. 159, as of January 1, 2007, which both permit an election to carry certain financial instruments at fair value. The Company has bifurcated embedded derivatives from certain of its brokered deposits and short-term debt in accordance with the provisions of SFAS No. 133. The Company has elected to fair value certain other brokered deposits and short-term debt under either SFAS No. 155 or SFAS No. 159.

Effective January 1, 2008, the Company adopted Staff Accounting Bulletin (“SAB”) 109, and began including the value associated with servicing of loans in the measurement of all written loan commitments issued after that date. The adoption, net of other changes in the valuation of IRLCs, resulted in the acceleration of $18.3 million in mortgage-related income during the first quarter of 2008.

The Company adopted FSP FIN 39-1, “Amendment of FASB Interpretation No. 39,” on January 1, 2008 and has elected not to offset fair value amounts related to collateral arrangements recognized for derivative instruments under master netting arrangements. Under master netting arrangements, the Company is obligated to return collateral of $1.1 billion and has the right to reclaim collateral of $1.6 billion as of December 31, 2008. For additional information on the Company’s derivative

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

activities, refer to Note 17, “Derivative Financial Instruments,” to the Consolidated Financial Statements, which includes specific disclosures about credit derivatives per FSP FAS 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees”.

Stock-Based Compensation

The Company sponsors stock plans under which incentive and nonqualified stock options, restricted stock, and performance based restricted stock may be granted periodically to certain employees. The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”. Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective application method. The modified prospective application method was applied to new awards, to any outstanding liability awards, and to awards modified, repurchased, or cancelled after January 1, 2006. For all awards granted prior to January 1, 2006, compensation cost has been recognized on the portion of awards for which service has been rendered. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. The required disclosures related to the Company’s stock-based employee compensation plan are included in Note 16, “Employee Benefit Plans,” to the Consolidated Financial Statements.

Employee Benefits

Employee benefits expense includes the net periodic benefit costs associated with the pension, supplemental retirement, and other postretirement benefit plans, as well as contributions under the defined contribution plan, the amortization of performance and restricted stock, stock option awards, and costs of other employee benefits.

Foreign Currency Transactions

Foreign denominated assets and liabilities resulting from foreign currency transactions are valued using period end foreign exchange rates and the associated interest income or expense is determined using approximate weighted average exchange rates for the period. The Company may elect to enter into foreign currency derivatives to mitigate its exposure to changes in foreign exchange rates. The derivative contracts are accounted for at fair value. Gains and losses resulting from such valuations are included as noninterest income in the Consolidated Statements of Income.

Fair Value

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities that are elected to be accounted for under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available for sale and trading securities, loans held for sale, long-term debt, and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include certain loans held for sale accounted for on a lower of cost or market basis, MSRs, goodwill, and long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when -estimating fair value, which are in accordance with SFAS No. 157 and FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” when applicable.

In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

When determining the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. The release of valuation allowances and adjustments to tax uncertainties that do not qualify as measurement period adjustments are to be reflected in income tax expense. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to expense recognition. Additionally, restructuring costs that do not meet certain criteria at the acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As a result of the measurement period amendment for tax uncertainties, the Company has a maximum amount of $28.6 million in net tax liabilities that may be reversed to income in future periods as examinations by tax authorities are closed and/or statutes of limitations expire. The adoption of the standard on January 1, 2009, did not impact the Company’s financial statements; however, the Company anticipates that the standard will lead to more volatility in the results of operations during the periods subsequent to an acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and noncontrolling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the noncontrolling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains the controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company adopted this standard effective January 1, 2009. The adoption did not have a material impact on the Company’s financial position and results of operations.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The objective of the FSP is to provide guidance on accounting for a transfer of a financial asset and repurchase financing. The FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for annual and interim periods beginning after November 15, 2008 and early adoption is not permitted. The Company has evaluated the provisions of this standard and, based on its current business, does not expect the adoption of the standard to have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 and expands the derivative-related disclosure requirements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures of the fair values of derivative instruments and their gains and losses, and disclosures about credit-risk related contingent features in derivative agreements. The standard also amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify the disclosure requirements with respect to derivative counterparty credit risk. SFAS No. 161 is effective for annual and interim periods beginning after November 15, 2008. The Company is in the process of evaluating SFAS No. 161 and evaluating the necessary process and technology changes, if any, in order to accumulate the requisite information.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operation.

In September 2008, the FASB issued two separate but related exposure drafts for proposed amendments to SFAS No. 140, and proposed amendments to FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities”. The proposed amendments to SFAS No. 140, among other amendments to the sale criteria on SFAS No. 140, eliminate the concept of a qualifying special-purpose entity (“QSPE”) and would require an existing QSPE to be analyzed for consolidation according to FIN 46R. In addition, the proposed amendments introduce the concept of a “participating interest”, which establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. The proposed amendments to FIN 46(R) are intended to change the consolidation model for determining which enterprise should consolidate a VIE from primarily an economic focus to a control and economic focus. Under the proposed amendment, companies must first make a qualitative assessment to determine the primary beneficiary, if any, of a VIE and a quantitative analysis is only required if the qualitative assessment fails to conclusively identify whether the reporting entity is the primary beneficiary. The amended statement, if finalized, would be effective for the first interim reporting period of 2010. The Company is currently assessing the impact that these proposed amendments will have on its financial statements. As part of its project to amend SFAS No. 140 and FIN 46R, the FASB issued FSP FAS No. 140-4 and FIN 46(R)–8 in December 2008, which requires enhanced disclosures regarding the extent of a transferor’s continuing involvement with transferred financial assets and the Company’s involvement with VIEs. The required disclosures are included in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights, and Variable Interest Entities”.

In December 2008, the FASB issued FSP FAS 132(R) – 1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”. The FSP requires that entities disclose the fair value of each major category of plan assets of a defined benefit pension or other postretirement plan. The asset categories should be based on the nature and risks of assets in an employer’s plan. Entities are also required to disclose information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the reporting date. The disclosure requirements of this FSP are effective for fiscal year ends after December 15, 2009.

SUNTRUST BANKS, INC.

Notes to consolidated financial statements (Continued)

Note 2 - Acquisitions/Dispositions

During the three year period ended December 31, 2008, SunTrust consummated the following acquisitions and dispositions:

(in millions)	Date	Cash or other consideration (paid)/received	Goodwill	Other Intangibles	Gain/ (Loss)	Comments
2008
Acquisition of assets of Cymric Family Office Services [2]	12/31/08	($2.9)	$1.4	$1.4	$-	Goodwill and intangibles recorded are tax-deductible.
Sale of majority interest in Zevenbergen Capital Investments, LLC (“ZCI”)	10/1/08	7.9	(15.4)	0.9	(2.7)	Goodwill and intangibles recorded are tax-deductible.
Purchase of remaining interest in ZCI	9/30/08	(22.6)	20.7	-	-	Goodwill recorded is tax-deductible.
Sale of TransPlatinum Service Corp.	9/2/08	100.0	(10.5)	-	81.8
Sale of First Mercantile Trust Company	5/30/08	59.1	(11.7)	(3.0)	29.6
Acquisition of GB&T Bancshares, Inc [1]	5/1/08	(154.6)	143.0	29.5	-	Goodwill and intangibles recorded are non tax-deductible.
Sale of 24.9% interest in Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”)	1/2/08	155.0	-	(6.0)	89.4	SunTrust will continue to earn a revenue share based upon client referrals to the funds.

2007
Acquisition of Inlign Wealth Management, LLC[2]	12/31/07	(13.0)	7.3	4.1	-	Goodwill and intangibles recorded are non tax-deductible.
Acquisition of TBK Investments, Inc.[2]	8/31/07	(19.2)	10.6	6.5	-	Goodwill and intangibles recorded are non tax-deductible.
Lighthouse Partners, LLC, a wholly owned subsidiary, was merged with and by GenSpring Holdings, Inc., a wholly owned subsidiary of SunTrust into Lighthouse Investment Partners	3/30/07	-	(48.5)	24.1	32.3	SunTrust received a 24.9% interest in Lighthouse Investment Partners.
GenSpring Holdings, Inc. (formerly “AMA Holdings, Inc.”) called minority member owned interests in GenSpring Family Offices, LLC (formerly “Asset Management Advisors, LLC”) [3]	Various	(12.4)	10.2	2.2	-
Contingent consideration paid to the former owners of Prime Performance , Inc. (“Prime Performance”), a company formerly acquired by National Commerce Financial Corporation (“NCF”)	3/12/07	(7.0)	7.0	-	-	Obligations to the former owners of Prime Performance were fully discharged.
Contingent consideration paid to the former owners of Seix Investment Advisors, Inc. (“Seix”)	2/23/07	(42.3)	42.3	-	-	Goodwill recorded is tax-deductible.
Contingent consideration paid to the former owners of Sun America Mortgage (“SunAmerica”)	2/13/07	(1.4)	1.4	-	-	Goodwill recorded is tax-deductible.

2006
Sale of Bond Trustee Business to U.S. Bank, N.A. (“U.S. Bank”)	9/29/06	113.8	-	-	112.8	Transferred $21 billion in non-managed corporate trust assets to U.S. Bank.
AMA Holdings Inc., called minority member owned interests in AMA, LLC	Various	(14.6)	9.5	5.1	-	Goodwill and intangibles recorded are both tax-deductible.
Contingent consideration paid to the former owners of Prime Performance	4/4/06	(1.3)	1.3	-	-	Goodwill recorded is tax-deductible.
Sale of minority interest in First Market Bank, FSB	3/31/06	82.6	-	-	3.6
Contingent consideration paid to the former owners of BancMortgage Financial Corporation (a company formerly acquired by NCF)	3/30/06	(22.5)	22.5	-	-	Consideration included $15 million in SunTrust common stock (202,866 shares) and $7.5 million in cash. Goodwill recorded is non tax-deductible.
Acquisition of 11 Florida Wal-Mart banking branches from Community Bank of Florida	3/17/06	51.3	-	1.1	-	Acquired $5.1 million in assets and $56.4 million in deposits and related liabilities. Other intangibles recorded are tax-deductible.
Contingent consideration paid to the former owners of SunAmerica	3/10/06	(3.9)	3.9	-	-	Goodwill recorded is tax-deductible.

[1]

On May 1, 2008, SunTrust acquired GB&T Bancshares, Inc. (“GB&T”), a North Georgia-based financial institution serving commercial and retail customers, for $154.6 million, including cash paid for fractional shares, via the merger of GB&T with and into SunTrust. In connection therewith, GB&T shareholders received 0.1562 shares of the Company’s common stock for each share of GB&T’s common stock, resulting in the issuance of approximately 2.2 million shares of SunTrust common stock. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans, and assumed approximately $1.4 billion of deposit liabilities. SunTrust elected to account for $171.6 million of the acquired loans at fair value in accordance with SFAS No. 159. The remaining loans are accounted for at amortized cost and had a carryover reserve for loan and lease losses of $158.7 million. The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in SunTrust’s results beginning May 1, 2008.

[2]	Acquisition by GenSpring Family Offices, LLC a majority owned subsidiary of SunTrust.
[3]

As of December 31, 2008, GenSpring Holdings, Inc. owned 65% of the member interests of GenSpring Family Offices, LLC, while 35% were owned by employees. The employee interests are subject to certain vesting requirements. If an employee’s interests vest, they may be called by GenSpring Holdings, Inc. (and some of the interests may be put to GenSpring Holdings, Inc. by the employees) at certain dates in the future in accordance with the applicable plan or agreement pursuant to which their interests were granted.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 3 - Funds Sold and Securities Purchased Under Agreements to Resell

Funds sold and securities purchased under agreements to resell at December 31 were as follows:

(Dollars in thousands)	2008	2007
Federal funds	$134,000	$400,300
Resell agreements	856,614	947,029

Total funds sold and securities purchased under agreements to resell	$990,614	$1,347,329

Securities purchased under agreements to resell are collateralized by U.S. government or agency securities and are carried at the amounts at which securities will be subsequently resold. The Company takes possession of all securities under agreements to resell and performs the appropriate margin evaluation on the acquisition date based on market volatility, as necessary. The Company requires collateral between 100% and 106% of the underlying securities. The total market value of the collateral held was $866.7 million and $999.0 million at December 31, 2008 and 2007, of which $246.3 million and $527.8 million was repledged, respectively.

Note 4 - Trading Assets and Liabilities

The fair values of the components of trading assets and liabilities at December 31 were as follows:

(Dollars in thousands)	2008	2007
Trading Assets
U.S. government and agency securities	$788,166	$758,129
U.S. government-sponsored enterprises	2,339,469	3,375,361
Corporate and other debt securities	1,538,010	2,821,737
Equity securities	116,788	242,680
Mortgage-backed securities	95,693	938,930
Derivative contracts[1]	4,701,782	1,977,401
Municipal securities	159,135	171,203
Commercial paper	399,611	2,368
Other securities and loans	257,615	230,570

Total trading assets	$10,396,269	$10,518,379

Trading Liabilities
U.S. government and agency securities	$440,408	$404,501
Corporate and other debt securities	146,805	126,437
Equity securities	13,263	68
Mortgage-backed securities	-	61,672
Derivative contracts[1]	2,640,308	1,567,707

Total trading liabilities	$3,240,784	$2,160,385

[1]

Excludes IRLCs accounted for as derivatives, as well as derivatives economically hedging loans held for sale and loans reported at fair value. The fair value of these derivatives is included in other assets and liabilities.

The Company purchased certain trading securities, classified primarily within corporate and other debt securities, during the latter half of 2007 from (i) an institutional private placement fund managed by RidgeWorth Capital Management, Inc. (“RidgeWorth”), a subsidiary of the Company, (ii) Three Pillars Funding LLC, a multi-seller commercial paper conduit sponsored by the Company, and (iii) certain money market funds managed by RidgeWorth. The acquired securities were predominantly AAA or AA-rated at the time they were originally purchased by these entities, but the majority of the securities have been downgraded during 2008 and the issuers of the SIV securities are also undergoing enforcement proceedings. In addition, in the fourth quarter of 2007, the Company retained the super senior interest in a securitization of commercial leveraged loans. Total valuation losses recorded with respect to these instruments during 2008 and 2007 were $255.9 million and $527.7 million, respectively. The outstanding balance of these securities was approximately $250.0 million and $2.9 billion at December 31, 2008 and 2007, respectively. These securities had an acquisition cost of $3.5 billion in 2007.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

See Note 21, “Contingencies,” to the Consolidated Financial Statements for information concerning auction rate securities (“ARS”) added to trading assets in 2008.

The Company utilized trading securities for balance sheet management purposes and manages the potential market volatility of these securities with appropriate duration and/or hedging strategies. The size, volume and nature of the trading securities can vary based on economic and Company specific asset liability conditions. During 2007, the Company replaced $4.6 billion of trading securities that were pledged as collateral with letters of credit issued by the Federal Home Loan Bank (“FHLB”). The Company elected to record these letters of credit at fair value pursuant to the provisions of SFAS No. 159. As of December 31, 2008, $1.8 billion of these letters of credit remained outstanding.

Note 5 - Securities Available for Sale

Securities available for sale at December 31 were as follows:

	2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$125,585	$1,539	$1	$127,123
U.S. government-sponsored enterprises	338,981	20,350	301	359,030
States and political subdivisions	1,018,906	24,621	6,098	1,037,429
Asset-backed securities	54,139	3,062	7,633	49,568
Mortgage-backed securities	15,022,074	142,215	117,989	15,046,300
Corporate bonds	275,492	3,274	12,994	265,772
Common stock of The Coca-Cola Company	69	1,358,031	-	1,358,100
Other securities[1]	1,447,961	5,254	-	1,453,215

Total securities available for sale	$18,283,207	$1,558,346	$145,016	$19,696,537

	2007
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$139,159	$1,557	$-	$140,716
U.S. government-sponsored enterprises	244,000	5,597	1	249,596
States and political subdivisions	1,052,621	16,142	1,453	1,067,310
Asset-backed securities	241,700	33	31,383	210,350
Mortgage-backed securities	10,085,802	71,727	16,327	10,141,202
Corporate bonds	232,230	708	1,649	231,289
Common stock of The Coca-Cola Company	100	2,674,305	-	2,674,405
Other securities[1]	1,543,852	5,387	-	1,549,239

Total securities available for sale	$13,539,464	$2,775,456	$50,813	$16,264,107

[1]

Includes $493.2 million and $452.2 million of Federal Home Loan Bank of Cincinnati and Federal Home Loan Bank of Atlanta stock stated at par value and $360.9 and $340.2 million of Federal Reserve Bank stock stated at par value as of December 31, 2008 and December 31, 2007, respectively.

In June 2008, the Company sold 10 million shares of its holdings in The Coca-Cola Company (“Coke”). The sale of these shares generated $548.8 million in net cash proceeds and before-tax gains, and an after-tax gain of approximately $345 million that was recorded in the Company’s financial results. In addition, these sales resulted in an increase of approximately $345 million, or approximately 20 basis points, to Tier 1 Capital as of the transaction date.

In July 2008, the Company contributed 3.6 million shares of its holdings in Coke to a charitable foundation. The contribution resulted in a $183.4 million non-taxable gain that was recorded in the Company’s financial results. In addition, the contribution increased Tier 1 Capital by approximately 4 basis points as of the transaction date, and will reduce ongoing charitable contribution expense.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

See Note 21, “Contingencies”, to the Consolidated Financial Statements for information concerning ARS added to securities available for sale in 2008.

The amortized cost and fair value of investments in debt securities at December 31, 2008 by estimated average life are shown below. Actual cash flows will differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$269,667	$271,189
Due in one year through five years	2,905,715	2,934,752
Due after five years through ten years	3,264,544	3,267,576
After ten years	10,395,251	10,411,705

Total	$16,835,177	$16,885,222

Proceeds from the sale of available for sale securities were $5.7 billion, $1.2 billion, and $4.9 billion in 2008, 2007 and 2006, respectively. Gross realized gains were $1.2 billion, $251.1 million and $69.4 million and gross realized losses on such sales were $1.3 million, $8.0 million and $119.9 million in 2008, 2007, and 2006, respectively. The gross realized gains of $1.2 billion during 2008 included $732.2 million in gains on the sale and non-taxable gain on the contribution of a portion of the Company’s investment in Coke stock and $413.1 million in gains related to agency MBS that were sold in conjunction with the Company’s risk management strategies associated with hedging the value of MSRs. Securities available for sale that were pledged to secure public deposits, trusts, and other funds had fair values of $6.2 billion and $6.9 billion at December 31, 2008 and 2007, respectively.

Securities with unrealized losses at December 31 were as follows:

	2008
	Less than twelve months		Twelve months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$367	$1	$23	$-	$390	$1
U.S. government-sponsored enterprises	43,217	301	-	-	43,217	301
States and political subdivisions	169,693	4,980	14,879	1,118	184,572	6,098
Asset-backed securities	3,153	65	16,029	7,568	19,182	7,633
Mortgage-backed securities	3,804,972	108,919	24,712	9,070	3,829,684	117,989
Corporate bonds	140,513	6,836	28,944	6,158	169,457	12,994

Total securities with unrealized losses	$4,161,915	$121,102	$84,587	$23,914	$4,246,502	$145,016

	2007
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$1,726	$-	$1,726	$-
U.S. government-sponsored enterprises	41	-	8,242	1	8,283	1
States and political subdivisions	47,666	264	102,888	1,189	150,554	1,453
Asset-backed securities	202,766	31,380	1,344	3	204,110	31,383
Mortgage-backed securities	683,475	5,104	808,551	11,223	1,492,026	16,327
Corporate bonds	43,954	1,370	32,001	279	75,955	1,649

Total securities with unrealized losses	$977,902	$38,118	$954,752	$12,695	$1,932,654	$50,813

On December 31, 2008, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2008 increased market yields on securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio. The unrealized loss of $118.0 million in MBS as of December 31, 2008 included approximately $107.8 million of unrealized losses related to private MBS with the remaining $10.2 million in unrealized losses predominantly guaranteed by either the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The unrealized loss of $7.6 million related to ABS was primarily attributable to one security within the portfolio that is a home equity issuance. Based on an analysis of the underlying cash flows of these securities, the unrealized loss is reflective of the current illiquidity and risk premiums reflected in the market. This cash flow analysis indicated no expectation of credit impairment. The Company has the intent and ability to hold these securities until recovery and has

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

reviewed them for other-than-temporary impairment in accordance with the accounting policies outlined in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements and does not consider them to be other-than-temporarily impaired. As of December 31, 2008, approximately 94% of the total securities available for sale portfolio are rated “AAA,” the highest possible rating by nationally recognized rating agencies.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant such evaluation. Factors considered in determining whether an impairment is other-than-temporary include (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the underlying collateral, including expected default and loss severity estimates, and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

During 2008, the Company recorded $83.8 million in other-than-temporary impairment within securities gains/(losses), primarily related to $269.4 million in residential MBS and residual interests in mortgage securitizations in which the default rates and loss severities of the underlying collateral, including subprime and Alt-A loans, increased significantly during the year. Impairment was recorded on securities for which there had been an adverse change in estimated cash flows for purposes of determining fair value. These securities were valued using either third party pricing data, including broker indicative bids, or expected cash flow models. There were no similar charges recorded in 2007.

The Company holds stock in the FHLB of Atlanta and FHLB of Cincinnati totaling $493.2 million as of December 31, 2008. The Company accounts for the stock based on the industry guidance in SOP 01-6 “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others”, which requires the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at December 31, 2008 and believes its holdings in the stock are ultimately recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired. In February 2009, the Company repaid all of the FHLB advances outstanding and closed out its exposures on the interest rate swaps. Approximately $150.3 million of FHLB stock was redeemed in conjunction with the repayment of the advances.

Note 6 - Loans

The composition of the Company’s loan portfolio at December 31 is shown in the following table:

(Dollars in millions)	2008	2007
Commercial	$41,039.9	$35,929.4
Real estate:
Home equity lines	16,454.4	14,911.6
Construction	9,864.0	13,776.7
Residential mortgages	32,065.8	32,779.7
Commercial real estate	14,957.1	12,609.5
Consumer:
Direct	5,139.3	3,963.9
Indirect	6,507.6	7,494.1
Credit card	970.3	854.1

Total loans	$126,998.4	$122,319.0

All nonaccrual loans at December 31, 2008 and December 31, 2007 were considered impaired. Total nonaccrual loans at December 31, 2008 and 2007 were $3,940.0 million and $1,430.4 million, respectively. The gross amounts of interest income that would have been recorded in 2008, 2007, and 2006 on nonaccrual loans at December 31 of each year, if all such loans had been accruing interest at their contractual rates, were $233.3 million, $85.0 million, and $41.6 million, respectively. At December 31, 2008, and 2007, accruing loans past due 90 days or more were $1,032.3 million and $611.0 million, respectively, and increased primarily related to loans sold to Government National Mortgage Association that we have repurchased or have the right to repurchase which are guaranteed by U.S. government agencies.

Loans individually evaluated in accordance with SFAS No. 114 and restructured loans (accruing and nonaccruing) at December 31, 2008, and 2007 were $1,595.8 million and $177.5 million, respectively, and the related allowance for loan and lease losses was $201.8 million and $17.5 million, respectively. At December 31, 2008 and 2007, certain impaired loans requiring an allowance for loan losses were $1,522.3 million and $145.2 million, respectively.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The average recorded investment in certain impaired loans for the years ended December 31, 2008, 2007, and 2006 was $1,021.7 million, $130.4 million, and $131.7 million, respectively. For 2008, 2007, and 2006, interest income recognized on certain impaired loans totaled $23.1 million, $8.6 million, and $10.6 million, respectively.

During 2008 and 2007, the Company transferred $656.1 million and $837.4 million, respectively, in loans held for sale to loans held for investment in response to liquidity issues in the market with respect to these loans. The loans transferred included loans carried at fair value under SFAS No. 159 which continue to be reported at fair value while classified as held for investment, as well as loans transferred at the lower of cost or market which had associated write-downs of $35.4 million and $27.2 million during 2008 and 2007, respectively. At December 31, 2008 and 2007, $33.6 billion and $36.1 billion, respectively, of loans were pledged as collateral for borrowings.

Note 7 - Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses for the year ended December 31 is summarized in the table below:

(Dollars in thousands)	2008	2007	2006
Balance at beginning of year	$1,282,504	$1,044,521	$1,028,128
Allowance associated with loans at fair value [1]	-	(4,100)	-
Allowance from GB&T acquisition	158,705	-	-
Provision for loan losses	2,474,215	664,922	262,536
Loan charge-offs	(1,680,552)	(514,348)	(356,569)
Loan recoveries	116,124	91,509	110,426

Balance at end of year	$2,350,996	$1,282,504	$1,044,521

[1]	Amount removed from the allowance for loan losses related to the Company’s election to record $4.1 billion of residential mortgages at fair value.

Note 8 - Premises and Equipment

Premises and equipment at December 31 were as follows:

(Dollars in thousands)	Useful Life	2008	2007
Land	Indefinite	$399,657	$382,066
Buildings and improvements	2 -40 years	894,534	1,002,105
Leasehold improvements	1 -30 years	509,736	481,877
Furniture and equipment	1 -20 years	1,376,403	1,381,130
Construction in progress		164,968	163,119

		3,345,298	3,410,297
Less accumulated depreciation and amortization		1,797,406	1,814,606

Total premises and equipment		$1,547,892	$1,595,691

During 2007, the Company completed multiple sale/leaseback transactions, consisting of over 300 of the Company’s branch properties and various individual office buildings. In total, the Company sold and concurrently leased back $545.9 million in land and buildings with associated accumulated depreciation of $285.7 million. Net proceeds were $764.4 million, resulting in a gain, net of transaction costs, of $504.2 million. For the year ended December 31, 2007, the Company recognized $118.8 million of the gain immediately. The remaining $385.4 million in gains were deferred and are being recognized ratably over the expected term of the respective leases, predominantly 10 years, as an offset to net occupancy expense.

During 2008, the Company completed sale/leaseback transactions, consisting of 152 branch properties and various individual office buildings. In total, the Company sold and concurrently leased back $201.9 million in land and buildings with associated accumulated depreciation of $110.3 million. Net proceeds were $288.9 million, resulting in a gross gain, net of transaction costs, of $197.3 million. For the year ended December 31, 2008, the Company recognized $37.0 million of the gain immediately. The remaining $160.3 million in gains were deferred and are being recognized ratably over the expected term of the respective leases, predominantly 10 years, as an offset to net occupancy expense.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The carrying amounts of premises and equipment subject to mortgage indebtedness (included in long-term debt) were not significant at December 31, 2008 and 2007.

Various Company facilities are leased under both capital and noncancelable operating leases with initial remaining terms in excess of one year. Minimum payments, by year and in aggregate, as of December 31, 2008 were as follows:

(Dollars in thousands)	Operating Leases	Capital Leases
2009	$208,014	$2,375
2010	195,966	2,487
2011	179,305	2,536
2012	163,190	1,903
2013	150,251	1,947
Thereafter	727,665	12,793

Total minimum lease payments	$1,624,391	24,041

Amounts representing interest		7,980

Present value of net minimum lease payments		$16,061

Net premises and equipment included $9.4 million and $10.5 million at December 31, 2008 and 2007, respectively, related to capital leases. Aggregate rent expense (principally for offices), including contingent rent expense, amounted to $213.2 million, $182.8 million, and $169.5 million for 2008, 2007, and 2006, respectively. Depreciation/amortization expense for the years ended December 31, 2008, 2007, and 2006 totaled $195.8 million, $216.2 million, and $209.4 million, respectively.

The Company manages certain community development projects that generate tax credits and help it meet the requirements of the Community Reinvestment Act. The related interests in these projects are recorded within the other assets line item on the Consolidated Balance Sheets. During 2007, the Company completed a strategic review of these properties and determined that the sale of certain properties was possible, which resulted in the Company recording a $57.7 million impairment charge in other noninterest expense within the Retail and Commercial line of business. Total impairment charges recorded in 2008 totaled $19.9 million.

Note 9 – Goodwill and Other Intangible Assets

Under U.S. GAAP, goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2008, the Company’s reporting units were comprised of Retail, Commercial, Commercial Real Estate, Mortgage, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing. The Company completed its 2008 annual review based on information that was as of September 30, 2008. The review utilized discounted cash flow analysis, as well as guideline company and guideline transaction information, where available, to estimate the fair value of each reporting unit. The estimates, specific to each reporting unit, that were incorporated in the valuations included projections of future cash flows, discount rates, and applicable valuation multiples based on the guideline information. The assumptions considered the current market conditions in developing short and long-term growth expectations and discount rates. The estimated fair value of each reporting unit as of September 30, 2008 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill as of that date. The degree by which the fair value of the reporting unit exceeded its carrying value varied by reporting unit and ranged between approximately 10% and 300%, with the Mortgage and Commercial Real Estate reporting units having the least amount of excess fair value.

As a result of continued deterioration in the economy during the fourth quarter of 2008, the Company determined that it was more likely than not that the fair value of the Mortgage, Commercial Real Estate, and Corporate and Investment Banking reporting units was less than their respective carrying value as of December 31, 2008, due to their exposure to residential real estate and capital markets. As a result, the Company performed the second step of the goodwill impairment evaluation, which involved calculating the implied fair value of the goodwill for those reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit’s assets and liabilities, including unrecognized intangible assets, is individually evaluated. The excess of the fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied fair value of goodwill. The Company estimated the fair value of each reporting unit’s assets and liabilities, including previously unrecognized intangible

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk premiums that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities. Based on this analysis, the Company determined that the implied fair value of the goodwill for the reporting units evaluated was in excess of the carrying value of the goodwill for those reporting units; therefore, no goodwill impairment was recorded as of December 31, 2008. This evaluation and resulting conclusion was significantly affected by the estimated fair value of the loans pertaining to the reporting units that were evaluated, particularly the market risk premium that is a consequence of the current distressed market conditions.

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	Retail	Commercial	Retail & Commercial	Wholesale	Corporate and Investment	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2007	$4,891,473	$1,262,174	$-	$-	$147,469	$274,524	$307,390	$6,830	$6,889,860
NCF purchase adjustments [1]	(7,579)	9,469	-	-	(54)	(190)	2,418	(6,837)	(2,773)
Purchase of GenSpring Holdings, Inc. minority shares	-	-	-	-	-	-	10,148	-	10,148
SunAmerica contingent consideration	-	-	-	-	-	1,368	-	-	1,368
Prime Performance contingent consideration	7,034	-	-	-	-	-	-	-	7,034
Seix contingent consideration	-	-	-	-	-	-	42,287	-	42,287
Sale upon merger of Lighthouse Partners	-	-	-	-	-	-	(48,474)	-	(48,474)
FIN 48 adoption adjustment	3,042	840	-	-	39	138	69	7	4,135
Acquisition of Inlign Wealth Management Investments,	-	-	-	-	-	-	7,332	-	7,332
GenSpring’s acquisition of TBK Investments, Inc.	-	-	-	-	-	-	10,576	-	10,576

Balance, December 31, 2007	$4,893,970	$1,272,483	$-	$-	$147,454	$275,840	$331,746	$-	$6,921,493
Intersegment transfers	(4,893,970)	(1,272,483)	5,780,742	522,667	(147,454)	-	-	10,498	-
NCF purchase adjustments [1]	-	-	(11,782)	(119)	-	(416)	1,502	-	(10,815)
Inlign Wealth Management Investments, LLC purchase price adjustments[1]	-	-	-	-	-	-	1,540	-	1,540
TBK Investments, Inc. purchase price adjustments[1]	-	-	-	-	-	-	1,000	-	1,000
Sale of First Mercantile Trust Company	-	-	-	-	-	-	(11,734)	-	(11,734)
Acquisition of GB&T	-	-	143,030	-	-	-	-	-	143,030
Sale of TransPlatinum Service Corp.	-	-	-	-	-	-	-	(10,498)	(10,498)
Purchase of remaining interest in ZCI	-	-	-	-	-	-	20,712	-	20,712
Sale of majority interest in ZCI	-	-	-	-	-	-	(15,433)	-	(15,433)
Acquisition of Cymric Family Office Service	-	-	-	-	-	-	1,378	-	1,378
SunAmerica contingent consideration	-	-	-	-	-	2,830	-	-	2,830

Balance, December 31, 2008	$-	$-	$5,911,990	$522,548	$-	$278,254	$330,711	$-	$7,043,503

[1]

SFAS No. 141 requires net assets acquired in a business combination to be recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition. However, tax related adjustments are permitted to extend beyond one year due to the degree of estimation and complexity. The purchase adjustments in the above table represent adjustments to the estimated fair value of the acquired net assets within the guidelines under US GAAP. See Note 1 “Significant Accounting Policies,” to the Consolidated Financial Statements for changes to be implemented upon adoption of SFAS No. 141( R ).

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The changes in carrying amounts of other intangible assets for the years ended December 31 are as follows:

(Dollars in thousands)	Core Deposit Intangible	Mortgage Servicing Rights	Other	Total
Balance, January 1, 2007	$241,614	$810,509	$129,861	$1,181,984
Amortization	(68,959)	(181,263)	(27,721)	(277,943)
MSRs originated	-	639,158	-	639,158
Intangible assets obtained from sale upon merger of Lighthouse Partners, net [1]	-	-	24,142	24,142
Client relationship intangible obtained from acquisition of TBK Investments, Inc.	-	-	6,520	6,520
Purchase of GenSpring (formerly AMA, LLC) minority shares	-	-	2,205	2,205
Client relationship intangible obtained from acquisition of Inlign Wealth Management	-	-	4,120	4,120
Intangible assets obtained from acquisition of minority interest in Alpha Equity Management	-	-	1,788	1,788
Sale of MSRs	-	(218,979)	-	(218,979)

Balance, December 31, 2007	$172,655	$1,049,425	$140,915	$1,362,995

Amortization	(56,854)	(223,092)	(19,406)	(299,352)
MSRs originated	-	485,597	-	485,597
MSRs impairment reserve	-	(371,881)	-	(371,881)
MSRs impairment recovery	-	1,881	-	1,881
Sale of interest in Lighthouse Partners	-	-	(5,992)	(5,992)
Sale of MSRs	-	(131,456)	-	(131,456)
Customer intangible impairment charge	-	-	(45,000)	(45,000)
Purchased credit card relationships [2]	-	-	9,898	9,898
Acquisition of GB&T [3]	29,510	-	-	29,510
Sale of First Mercantile Trust	-	-	(3,033)	(3,033)
Other	-	-	2,260	2,260

Balance, December 31, 2008	$145,311	$810,474	$79,642	$1,035,427

[1]

During the first quarter of 2007 SunTrust merged its wholly-owned subsidiary, Lighthouse Partners, into Lighthouse Investment Partners, LLC in exchange for a minority interest in Lighthouse Investment Partners, LLC and a revenue-sharing agreement. This transaction resulted in a $7.9 million decrease in existing intangible assets and a new intangible asset of $32.0 million.

[2]

During the third quarter of 2008, SunTrust purchased a credit card portfolio of loans including the cardholder relationships from another financial institution representing an outstanding balance of $82.4 million at the time of acquisition. A majority of the premium paid was attributed to the cardholder relationships and is being amortized over seven years.

[3]

During the second quarter of 2008, SunTrust acquired 100% of the outstanding shares of GB&T. As a result of the acquisition, SunTrust assumed $1.4 billion of deposit liabilities and recorded core deposit intangibles that are being amortized over an eight year period.

Intangible assets subject to amortization must be tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company experienced a triggering event with respect to certain Wealth and Investment Management customer relationship intangibles during the second quarter of 2008 and performed impairment testing which resulted in an impairment charge of $45.0 million. The fair value of the customer relationship intangibles was determined using the residual income method and was compared to the carrying value to determine the amount of impairment. The impairment charge was recorded in noninterest expense and pertains to the client relationships that were recorded in 2004 in connection with an acquisition. While the overall acquired business was performing satisfactorily, the attrition level of the legacy clients had increased resulting in the impairment of this intangible asset.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

See Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements for discussion of the impairment reserve recorded with respect to MSRs during 2008.

The estimated amortization expense for intangible assets, excluding amortization of MSRs, is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other	Total
2009	$41,081	$15,372	$56,453
2010	33,059	11,400	44,459
2011	26,533	8,493	35,026
2012	20,016	8,074	28,090
2013	13,617	6,917	20,534
Thereafter	11,005	29,386	40,390

Total	$145,311	$79,642	$224,953

Note 10 - Other Short-Term Borrowings and Contractual Commitments

Other short-term borrowings as of December 31 include:

	2008		2007
(Dollars in thousands)	Balance	Rates	Balance	Rates
Term Auction Facility	$2,500,000	.49%	$-	-%
Dealer collateral	1,055,606	various	445,836	various
Master notes	1,034,555	.25	1,683,387	3.45
Short-term promissory notes	70,000	1.50	678,000	various
U.S. Treasury demand notes	39,200	-	123,000	3.55
Other	466,999	various	91,135	various

Total other short-term borrowings	$5,166,360		$3,021,358

The average balances of other short-term borrowings for the years ended December 31, 2008, 2007, and 2006 were $3.1 billion, $2.5 billion, and $1.5 billion, respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2008, 2007, and 2006 were $5.2 billion, $3.8 billion, and $2.4 billion, respectively. As of December 31, 2008, the Company had collateral pledged to the Federal Reserve discount window to support $10.7 billion of available borrowing capacity.

In the normal course of business, the Company enters into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. As of December 31, 2008, the Company had the following in unconditional obligations:

	As of December 31, 2008
(Dollars in millions)	1 year or less	1-3 years	3-5 years	After 5 years	Total
Operating lease obligations	$208	$375	$313	$728	$1,624
Capital lease obligations [1]	1	3	2	10	16
Purchase obligations [2]	104	282	226	640	1,252

Total	$313	$660	$541	$1,378	$2,892

[1]	Amounts do not include accrued interest.
[2]	Includes contracts with a minimum annual payment of $5 million.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 11 - Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities

Certain Transfers of Financial Assets

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans and collateralized debt obligation (“CDO”) securities in a sale or securitization in which the Company has continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers has been limited to owning certain beneficial interests, such as securitized debt instruments, and certain servicing or collateral manager responsibilities. Except as specifically noted herein, the Company is not required to provide additional financial support to any of these entities, nor has the Company provided any support it was not obligated to provide. Generally, the Company’s forms of continuing involvement under SFAS No. 140 also constituted variable interests (“VIs”) under FIN 46(R). Interests that continue to be held by the Company in transferred financial assets, excluding servicing and collateral management rights, are generally recorded as securities available for sale or trading assets at their allocated carrying amounts based on their relative fair values at the time of transfer and are subsequently remeasured at fair value. For such interests, when quoted market prices are not available, fair value is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved, based on how management believes market participants would determine such assumptions. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for further discussion of the Company’s fair value methodologies. Servicing rights may give rise to servicing assets, which are initially recognized at fair value, subsequently amortized, and tested for impairment. Gains or losses upon sale, in addition to servicing fees and collateral management fees, are recorded in noninterest income. Changes in the fair value of interests that continue to be held by the Company that are accounted for as trading assets or securities available for sale are recorded in trading account profits and commissions or as a component of accumulated other comprehensive income, respectively. In the event any decreases in the fair value of such interests that are recorded as securities available for sale are deemed to be other-than-temporary, such losses are recorded in securities gains/losses. See Note 5, “Securities Available for Sale,” to the Consolidated Financial Statements for a discussion of the Company’s evaluation of other-than-temporary impairment charges on its available for sale securities portfolio.

Residential Mortgage Loans

SunTrust typically transfers first lien residential mortgage loans in securitization transactions involving qualifying special purpose entities (“QSPEs”) sponsored by Ginnie Mae, Fannie Mae and Freddie Mac. These loans are exchanged for cash proceeds and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value and subsequently amortized. See Mortgage Servicing Rights herein for further discussion of these servicing rights. In a limited number of securitization transactions, the Company has transferred loans to QSPEs sponsored by the Company. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The securities are carried at fair value as either trading assets or securities available for sale. The Company accounts for all transfers of residential mortgage loans to QSPEs as sales and, because the transferees are QSPEs, the Company does not consolidate any of these entities.

In addition to transfers of first-lien residential mortgage loans, the Company executed one securitization transaction that involved Alt-A and other closed-end second lien residential mortgage loans. This transfer was executed with a special purpose entity that was a QSPE. The Company did not retain the servicing in this securitization, but retained certain subordinate interests. These interests were carried as trading assets, with changes in fair value recorded in current period income. Because this transferee was a QSPE, the Company did not consolidate it.

As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, which are discussed in Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements. Repurchase of loans from QSPEs sponsored by the Company totaled approximately $17 million in 2008, including approximately $13 million of second lien loans that were substituted with new loans. Other than servicing responsibilities and repurchase contingencies under representations and warrantees, the Company has not provided any other support to the QSPE, including any support that the Company was not obligated to provide.

Commercial Mortgage Loans

Certain transfers of commercial mortgage loans were executed with third party special purpose entities, which the Company deemed to be QSPEs and did not consolidate. The Company’s continuing involvement in these commercial loan transactions was limited to certain servicing activities, but not including any special servicing or decision making

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

capabilities. The Company’s servicing activities were de minimis in the context of the overall transaction, such that the qualification of these entities as QSPEs was not relevant to the Company’s ultimate accounting conclusions as the Company would not have consolidated these entities even if they were not QSPEs. The nature of the Company’s servicing rights did not result in a servicing asset or a servicing liability for the Company, as the servicing fees were deemed adequate compensation for the servicing costs and are, therefore, recognized as earned. During 2008, the Company sold all of the related servicing rights, which are not financial assets subject to SFAS No. 140, in exchange for cash proceeds of approximately $6.6 million.

Commercial and Corporate Loans

In 2007, the Company completed a structured sale of corporate loans to multi-seller commercial paper conduits administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred. The fair value of the residual at December 31, 2008 and December 31, 2007 was $16.2 million and $45.7 million, respectively. This interest relates to the unparticipated portion of the loans and does not constitute a variable interest in the third party conduits. The Company receives ongoing fees for servicing the loans and for providing off-balance sheet commitments in the form of liquidity facilities to these conduits. The sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $500.7 million and $626.5 million as of December 31, 2008 and December 31, 2007, respectively. Under these facilities, the conduits’ administrator, at its discretion, may obtain funding from the Company in the form of a 49% undivided interest in the pool of loans, excluding any currently defaulted loans, previously transferred to the conduits. The Company evaluates its loss exposure under these commitments pursuant to SFAS No. 5. These conduits are VIEs, but because the amount of the Company’s commitment provided to each of these third party conduits is less than 50% of each conduit’s total assets and the Company does not have any other variable interests in the conduits as a whole, the Company does not hold a variable interest in any of these conduits.

The Company has also transferred commercial leveraged loans and bonds to securitization vehicles that are considered VIEs. In addition to retaining certain securities issued by the VIEs, the Company also acts as manager or servicer for these VIEs as well as other VIEs that are funds of commercial leveraged loans and high yield bonds. In order to manage the risk to the debt and equity holders and maximize potential returns, the manager of certain of these entities, which is the Company, may buy and sell loans and other qualified assets on a limited basis as prescribed in the governing legal documents of each entity. As manager, the Company receives market-based senior fees, subordinate fees and, at times, performance fees for services provided, all of which are recognized as earned. The securities the Company owns and the manager fees it receives are considered variable interests. Upon formation of these entities, the Company evaluated the rights and obligations allocable to the variable interests of each entity and determined that the majority of the expected losses and residual returns of the VIEs are held by the preference shareholders as that class of interest holders is the first to absorb any credit losses and is also exposed and entitled to the majority of any compression and widening in each entity’s net interest margin. They are also the holders who would benefit from any trading gains and losses incurred by the entity. The Company does not hold more than 20% of the preference shares in any of these entities and, as a result, is not considered the primary beneficiary who would be required to consolidate the entities. The Company has not had any reconsideration events, as defined in FIN 46(R), during the year ended December 31, 2008, that would change the Company’s conclusion that it is not the primary beneficiary of these entities. At December 31, 2008, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.7 billion compared to $2.6 billion at December 31, 2007. At December 31, 2008, the Company’s direct exposure to loss related to these VIEs was approximately $16.7 million, which represents the Company’s interests in preference shares of the entities compared to direct exposure of $386.1 million, as of December 31, 2007, which represents the Company’s investment in senior interests of $358.8 million and interests in preference shares of $27.3 million. All interests held by the Company are classified as trading securities in the Consolidated Balance Sheets. No arrangements exist that could require the Company to provide any financial support to the VIEs, other than servicing advances that may be made in the normal course of its servicing activities.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Student Loans

In 2006, the Company completed one securitization of student loans through a transfer of loans to a QSPE and retained the corresponding residual interest in the QSPE trust. Because the entity is a QSPE, the Company does not consolidate it. The Company is the master servicer for the securitized student loans and subservices its servicing responsibilities to a third party. The Company’s servicing responsibilities did not result in a servicing asset or servicing liability for the Company, as the servicing fees were deemed to be adequate compensation for the servicing costs and, therefore, are recognized as earned. No arrangements exist that could require the Company to provide any financial support to the QSPE, other than servicing advances that may be made in the normal course of its servicing activities.

CDO Securities

The Company has historically transferred bank trust preferred and subordinated debt securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. These securitization entities are considered VIEs under FIN 46(R). The Company retains an indirect equity interest in certain of the entities, which has generally been limited to 26% of the equity or less, as well as a nominal cost method investment in the collateral manager of certain of the entities. The Company does not directly serve as manager of the entities and does not hold a majority of the expected losses in any of the entities. As such, the Company does not consolidate the entities. The Company believes the majority of the expected loss of each entity is held by the equity holders at the time the transaction closes, as credit losses are the most significant contributor to the variability of the entity. As reconsideration events occur, a variable interest holder will have to reassess whether the losses in each entity have increased to such an extent that subordinate note holders and other debt holders now hold a majority of the expected losses. During 2008, the Company recognized impairment losses, net of distributions received, of $15.9 million related to the ownership of its equity interests in these VIEs. As of December 31, 2008, these equity interests have all been written down to a fair value of zero due to increased losses in the underlying collateral. During 2007 and 2008, the Company acquired additional interests in certain of these entities in conjunction with its acquisition of assets from Three Pillars Funding, LLC and the pending ARS issue discussed in Note 21, “Contingencies,” to the Consolidated Financial Statements. The classes that have been, or are expected to be, purchased are the senior, non-deferrable notes that have priority in the waterfall of payments commensurate with their initial public ratings and, therefore, are protected from credit losses by the subordinate note holders. The Company reconsidered its involvement with the VIEs in conjunction with each of these purchases and continues to show that the interests acquired do not result in the Company being exposed to a majority of the expected losses in any of the VIEs. The total assets of the trust preferred CDO entities in which the Company has continuing involvement is approximately $2.0 billion at December 31, 2008. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at December 31, 2008 is limited to (1) the current positions held in trading securities with a fair value of $45.0 million and (2) the remaining securities expected to be purchased in conjunction with the ARS issue, which have a total fair value of $9.7 million.

In 2006, the Company received $472.6 million in proceeds from the transfer of debt securities into a securitization of CDO securities of ABS and residential MBS. The securitization entity was considered a VIE under FIN 46(R). The Company retained 20% of the preference shares as well as other subordinated interests in the transaction and collateral manager responsibilities over the collateral, all of which are variable interests for the Company. However, a third party held the majority of the expected losses and, therefore, the Company did not consolidate the entity. All of the interests the Company retained from the securitization were classified as trading securities and were written down to a fair value of zero in 2007, resulting in a loss of $9.3 million during the year ended 2007. The securitization entity had total assets of $606.5 million at December 31, 2007 and was liquidated in 2008. The Company did not incur any additional losses related to the liquidation, nor did it receive any liquidating distributions.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables present certain information related to the Company’s asset transfers in which it has continuing involvement for each of the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31, 2008
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Consolidated
Total proceeds	$-	$-	$-	$-	$-	$-
Gain/(loss)	-	-	-	-	-	-

Cash flows on interests held	40,703	-	24,282	7,971	4,134	77,090
Servicing or management fees	5,483	182	14,216	833	-	20,714

	Year Ended December 31, 2007
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Consolidated
Total proceeds	$1,892,819	$416,321	$2,186,367	$-	$-	$4,495,507
Gain/(loss)	(15,669)	(4,041)	4,949	-	-	(14,761)

Cash flows on interests held	6,427	-	22,194	-	3,198	31,819
Servicing or management fees	3,411	207	10,309	854	389	15,170

	Year Ended December 31, 2006
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Consolidated
Total proceeds	$496,500	$491,391	$1,054,933	$750,060	$472,580	$3,265,464
Gain	1,100	14,806	29,767	2,610	2,902	51,185

Cash flows on interests held	148	-	854	-	3,105	4,107
Servicing or management fees	1,579	124	2,057	700	-	4,460

As transferor, the Company typically provides standard representations and warranties in relation to assets transferred. However, other than the loan substitution discussed herein, purchases of assets previously transferred in securitization transactions were insignificant across all categories for all periods presented.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables present key assumptions and inputs, along with the impacts on the fair values of two unfavorable variations from the expected amounts, related to the fair values of the Company’s retained and residual interests, excluding MSRs, which are separately addressed herein. Retained interests in residential mortgage securitization transactions include senior and subordinated securities. To estimate the market value of these securities, consideration was given to dealer indications of market value as well as the results of discounted cash flow models using market assumptions for prepayment rates, credit losses and discount rates due to illiquidity in the market for non-agency residential MBS. Fair value for senior retained interest was based on modeled valuations. For subordinated retained interests, the Company valued the retained interests using dealer indicated prices since these prices more accurately reflected the severe disruption in the market for these securities. The fair value of subordinated interest totaled $4.4 million as of December 31, 2008 based on a weighted average price of 12.3% of par.

	Year Ended December 31, 2008

(Dollars in millions)	Residential Mortgage Senior Interests		Commercial and Corporate Loans	Student Loans	CDO Securities
Fair Value	$135.2		$23.0	$13.4	$45.0

Prepayment Rate	14%		10%	7%	0%
Decline in fair value from 10% adverse change	1.9		-	0.3	-
Decline in fair value from 20% adverse change	4.0		0.1	0.6	-

Expected Credit Losses	1.51% - 2.78%		1.21% -5.0%	N/A	22.81% -30.58%
Decline in fair value from 10% adverse change	-	[1]	2.3	N/A	-	[1]
Decline in fair value from 20% adverse change	-	[1]	4.3	N/A	-	[1]

Annual Discount Rate	11.5% - 16.0%		40%	25%	L + 6% to 8%
Decline in fair value from 10% adverse change	4.9		1.2	0.9	2.7
Decline in fair value from 20% adverse change	9.9		2.3	1.8	8.6

Weighted Average Life (in years)	5.69		2.69	5.83	24.97
Expected Static Pool Losses	2.31		1.21% - 5.0%	N/A	22.81% -30.58%

[1]

Due to the seniority of these interests and the credit support in each transaction, the expected credit losses would need to experience an adverse change greater than 20% before the expected credit loss assumption would result in additional fair value changes.

	As of December 31, 2007
(Dollars in millions)	Fair Value	Weighted Average Life (in years)	Prepayment Rate	Expected Credit Losses	Annual Discount Rate
Commercial and Corporate Loans [1]
Residual	$90.9	4.37	7% -20%	0.35% -2%	13% -22%
As of December 31, 2007
Decline in fair value from 10% adverse change			$1.0	$1.0	$3.2
Decline in fair value from 20% adverse change			1.8	1.7	6.2

[1]	Includes residual interests held in association with student loan securitization activity, which are separately presented in 2008.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Portfolio balances, delinquency balances based on 90 days or more past due, and net charge-offs related to managed portfolio loans as of and for the years ending December 31, 2008 and 2007 are as follows:

	Principal Balance		Past Due		Net Charge-offs
(Dollars in millions)	2008	2007	2008	2007	2008	2007
Type of loan:
Commercial	$41,039.9	$35,929.4	$340.9	$100.7	$194.6	$110.3
Residential mortgage and home equity	48,520.2	47,691.3	2,727.6	1,324.2	950.5	216.0
Commercial real estate and construction	24,821.1	26,386.2	1,492.6	373.7	215.2	11.2
Consumer	11,646.9	11,458.0	411.1	242.8	172.4	79.0
Credit card	970.3	854.1	-	-	31.6	6.3

Total loan portfolio	$126,998.4	$122,319.0	$4,972.2	$2,041.4	$1,564.3	$422.8
Managed securitized loans
Commercial	$3,766.8	$4,416.6	$30.2	$-	$-	$-
Residential mortgage	1,723.2	2,069.1	128.2	77.4	24.3	3.3
Commercial real estate and construction	-	420.4	-	-	-	-
Other	565.2	595.8	61.6	62.1	0.3	0.3

Total managed loans	$133,053.6	$129,820.9	$5,192.2	$2,180.9	$1,588.9	$426.4

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities and repurchase contingencies under standard representations and warrantees made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $106.6 billion and $90.3 billion at December 31, 2008 and 2007, respectively. Related servicing fees received by the Company during 2008, 2007, and 2006 were $293.9 million, $263.2 million, and $209.5 million, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the Company’s only class of servicing assets and are reported at amortized cost, net of any allowance for impairment losses. As of December 31, 2008, the Company had not elected to carry any of its MSRs at fair value, although the Company did create a new MSRs class on January 1, 2009 that will be reported at fair value as discussed in Note 1, “Significant Accounting Policies”, to the Consolidated Financial Statements.

The following table provides a rollforward of the activity of MSRs, which are included in intangible assets in the Consolidated Balance Sheets, as of December 31. Any impacts of this activity are reflected in the Company’s Consolidated Statements of Income in mortgage servicing related income.

(Dollars in thousands)	2008	2007	2006
Balance at beginning of year	$1,049,425	$810,509	$657,604
Amortization	(223,092)	(181,263)	(195,627)
Servicing rights originated	485,597	639,158	503,801
MSRs impairment reserve	(371,881)	-	-
MSRs impairment recovery	1,881	-	-
Sale/securitization of MSRs	(131,456)	(218,979)	(155,269)

Balance at end of year	$810,474	$1,049,425	$810,509

Income earned by the Company on its MSRs is derived from contractually specified mortgage servicing fees and late fees. Such income earned for the twelve months ended December 31, 2008 and 2007 was $354.3 million and $337.7 million, respectively. These amounts are reported in mortgage servicing related income in the Consolidated Statements of Income.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2008, 2007, and 2006, the total unpaid principal balance of mortgage loans serviced was $162.0 billion, $149.9 billion, and $130.0 billion, respectively. Included in these amounts were $130.5 billion, $114.6 billion, and $91.5 billion as of December 31, 2008, 2007, and 2006, respectively, of loans serviced for third parties. No valuation allowances were required at December 31, 2007 and 2006, for the Company’s MSRs. As of December 31, 2008, the Company had established a valuation allowance of $370.0 million. No permanent impairment losses were written-off against the allowance during the year ended December 31, 2008.

Prepayment risk subjects the MSRs to impairment risk. Impairment of MSRs is recognized when the fair value is less than the amortized cost basis of the MSRs. For purposes of measuring impairment, MSRs are stratified based on interest rate and type of related loan. When fair value is less than amortized cost for an individual stratum and the impairment is believed to be temporary, the impairment is recorded to a valuation allowance; the impairment is recorded as a write-down of the amortized cost basis of the MSRs when the impairment is deemed other-than-temporary. The Company has not historically specifically hedged MSRs but has managed the potential impairment risk through the Company’s overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and mortgage originations, as well as available for sale securities. See further discussion in Note 5, “Securities Available for Sale”, to the Consolidated Financial Statements.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs and the sensitivity of the December 31, 2008 and 2007 fair values to immediate 10% and 20% adverse changes in those assumptions follows.

(Dollars in millions)	2008	2007
Fair value of retained MSRs	$815.6	$1,407.1

Prepayment rate assumption (annual)	32.8%	16.5%
Decline in fair value of 10% adverse change	$61.2	$60.5
Decline in fair value of 20% adverse change	113.8	115.4
Discount rate (annual)	9.3%	9.9%
Decline in fair value of 10% adverse change	$17.9	$45.8
Decline in fair value of 20% adverse change	35.0	88.7

Weighted-average life (in years)	2.50	5.30
Weighted-average coupon	6.15	6.21

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

Variable Interest Entities (“VIEs”)

In addition to the Company’s involvement with VIEs that has arisen due to certain transfers of financial assets, which is discussed herein under “Certain Transfers of Financial Assets”, the Company also has involvement with VIEs from other business activities.

Three Pillars Funding, LLC

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller commercial paper conduit, Three Pillars Funding, LLC (“Three Pillars”). Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper (“CP”). The result is a favorable funding arrangement for these clients. Three Pillars had no other form of funding outstanding as of December 31, 2008 or 2007.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the commercial paper holders; and providing the majority of the liquidity arrangements that would

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances. The Company’s activities with Three Pillars generated total fee revenue for the Company, net of direct salary and administrative costs incurred by the Company, of approximately $48.2 million, $28.7 million, and $31.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Three Pillars has issued a subordinated note to a third party, which matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. Only the remaining balance of the first loss note, after any incurred losses, will be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, the Company would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were $20.0 million at December 31, 2008 and 2007.

The Company has determined that Three Pillars is a VIE, as Three Pillars has not issued sufficient equity at risk, as defined by FIN 46(R), that would otherwise control Three Pillars. The Company and the holder of the subordinated note are the two significant VIE holders in Three Pillars. The Company and this holder are not related parties or de facto agents of one another. As such, the Company has developed a mathematical model that calculates the expected losses and expected residual returns of Three Pillar’s assets and operations, based on a Monte Carlo simulation, and allocates each to the Company and the holder of the subordinated note. The results of this model, which the Company evaluates monthly, have shown that the holder of the subordinated note absorbs the majority of Three Pillars’ expected losses. The Company believes the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels as well as on the forecasted growth in Three Pillars’ assets and, therefore, has concluded it is not Three Pillars’ primary beneficiary and is not required to consolidate Three Pillars. Should future losses reduce the subordinated note funding account below its required level or if the note is reduced to a size deemed insufficient to support the growth of the assets in Three Pillars, the Company would likely be required to consolidate Three Pillars, if an amendment of the current subordinate note or a new subordinate note could not be obtained. The Company currently believes events resulting in consolidation are unlikely to occur.

As of December 31, 2008 and December 31, 2007, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $3.5 billion and $5.3 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $5.9 billion and $3.5 billion, respectively, as of December 31, 2008, almost all of which renew annually. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $7.7 billion and $4.6 billion, respectively, as of December 31, 2007. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries. Assets supporting those commitments have a weighted average life of 1.52 years. The majority of the commitments are backed by trade receivables and commercial loans, which collateralize 47% and 20%, respectively, of the outstanding commitments, as of December 31, 2008. Each transaction added to Three Pillars is typically structured to an implied ‘A/A2’ rating according to established credit and underwriting policies as approved by Credit Risk Management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement structures that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of Credit Risk Management or Three Pillars could terminate the transaction and enforce any rights or remedies available; including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Company in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires Credit Risk Management approval. The Company is not aware of unfavorable trends within Three Pillars for which the Company expects to suffer material losses. During the years ended December 31, 2008 and 2007, there were no write-downs of Three Pillars’ assets.

At December 31, 2008, Three Pillars’ outstanding CP used to fund the above assets totaled $3.5 billion, with remaining weighted-average lives of 13.5 days and maturities through March 19, 2009. Three Pillars was generally able to fund itself by issuing CP on behalf of commercial clients, despite the lack of market liquidity. However, during the month of September 2008, the illiquid markets put a significant strain on the CP market and, as a result of this temporary disruption, the Company purchased approximately $275.4 million par amount of Three Pillars overnight CP, none of

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

which was outstanding at December 31, 2008. Separate from the temporary disruption in the CP markets in September, the Company held outstanding Three Pillars’ CP with a par amount of $400 million, all of which matured on January 9, 2009. At December 31, 2008, this CP is recorded on the Company’s Consolidated Balance Sheet as a trading asset, carried at fair value. The Company held no amounts as of December 31, 2007.

During the third quarter of 2007, the Company, in its sole discretion, elected to purchase a limited amount of Three Pillars’ CP due to the attractive market yield, limited credit risk, and liquidity of these securities and was under no obligation, contractual or otherwise, to do so. The aggregate face amount of Three Pillars’ issued commercial paper purchased in the third quarter totaled $775.1 million and was purchased at market rates ranging from 5.27% to 6.29%, with maturities ranging from 7 days to 27 days. This amount represented less than 1% of Three Pillars’ total issuance for the year ended December 31, 2007. None of the Company’s purchases of CP during 2008 and 2007 altered the Company’s conclusion that it is not the primary beneficiary of Three Pillars.

The Company has off-balance sheet commitments in the form of liquidity facilities and other credit enhancements that it has provided to Three Pillars. These commitments are accounted for as financial guarantees by the Company in accordance with the provisions of FIN 45. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities are generally used if new commercial paper cannot be issued by Three Pillars to repay maturing commercial paper. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied either to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which , if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP which would likely result in funding through the liquidity facilities.

Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing commercial paper if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

The Company manages the credit risk associated with these commitments by subjecting them and the underlying collateral assets of Three Pillars to the Company’s normal credit approval and monitoring processes. Any losses on the commitments provided to Three Pillars by the Company resulting from a loss due to nonpayment on the underlying assets would be reimbursed to the Company from the subordinated note reserve account, which is the amount outstanding on the subordinated note agreement. The total notional amounts of the liquidity facilities and other credit enhancements represent the Company’s maximum exposure to potential loss, which was $6.1 billion and $597.5 million, respectively, as of December 31, 2008, compared to $7.9 billion and $763.4 million, respectively, as of December 31, 2007. The Company did not have any liability recognized on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of December 31, 2008 or 2007, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these off-balance sheet commitments during the years ended December 31, 2008 and 2007, respectively. There are no other contractual arrangements that the Company plans to enter into with Three Pillars to provide it additional support.

Prior to January 1, 2008, the Company had provided a separate liquidity facility to Three Pillars that supported Three Pillars’ qualified ABS. During the year ended December 31, 2007, Three Pillars decided to exit those types of investments due to continued deterioration in the performance of the underlying collateral and market illiquidity, which resulted in a material decrease in the market value of those securities. In order to exit this business, Three Pillars drew on this separate liquidity facility with the Company, under which the Company purchased the qualified ABS at amortized cost plus the related unpaid CP interest used to fund that investment, which totaled $725.0 million. Subsequent to this funding, Three Pillars and the Company canceled this separate liquidity agreement, as Three Pillars had exited this business. Of the investments included in the purchase, only one security in the amount of $62 million had experienced a decline in credit to such an extent that management believed a future principal loss on the ABS was

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

likely to occur. As a result of the purchase of the qualified ABS, the Company recorded a trading loss of $144.8 million during the fourth quarter of 2007. Since the purchase, the Company has sold all but one of the ABS positions, which has a fair value of $10.8 million at December 31, 2008. For the year ended December 31, 2008, the Company received $406.6 million in proceeds from the sales of these ABS, $14.1 million of paydowns, and recognized $144.8 million in net trading losses.

Total Return Swaps (“TRS”)

The Company has had involvement with various VIEs that purchase portfolios of loans at the direction of third parties. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the loans, the Company provides senior financing to these VIEs; at December 31, 2008 and 2007, the Company had $603.4 million and $38.0 million, respectively, in such financing outstanding, which is classified within trading assets on the Consolidated Balance Sheets. In addition, the Company also enters into TRS transactions with the VIEs that the Company mirrors with a TRS with the third party who controls the loans owned by the VIE. The TRS transactions pass through all interest and other cash flows on the loans to the third party, along with exposing the third parties to any depreciation on the loans and providing them with the rights to all appreciation on the loans. The terms of the TRS transactions require the third parties to post initial margin, in addition to ongoing margin as the fair values of the underlying loans decrease. The Company has concluded that it is not the primary beneficiary of these VIEs. The VIEs are designed for the benefit of the third parties, and the third parties have implicit variable interests in the VIEs via their TRS transactions with the Company, whereby these third parties absorb the majority of the expected losses and are entitled to the majority of the expected residual returns of the VIEs. At December 31, 2008 and 2007, these VIEs had entered into TRS with the Company that had outstanding notional amounts of $602.1 million and $38.0 million, respectively. The Company has not provided any support that it was not contractually obligated to for the years ended December 31, 2008 and 2007. As of December 31, 2008, the Company has decided to exit this TRS business and is in the process of terminating the transactions. For additional information on the Company’s TRS with these VIEs, see Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

Community Development Investments

As part of its community reinvestment initiatives, the Company invests almost exclusively throughout its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its partnership investments. The Company has determined that these partnerships are VIEs when SunTrust does not own 100% of the entity because the holders of the equity investment at risk do not have the direct or indirect ability to make decisions that have a significant impact on the business. Accordingly, the Company’s general partner, limited partner and/or debt interests are variable interests that the Company evaluates for purposes of determining whether the Company is the primary beneficiary. During 2008, SunTrust did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide.

For some partnerships, SunTrust operates strictly as a general partner or the indemnifying party and as such is exposed to a majority of the partnerships’ expected losses. Accordingly, SunTrust consolidates these partnerships on its Consolidated Balance Sheet. As the general partner or indemnifying party, SunTrust typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of December 31, 2008 and 2007, total assets, which consists primarily of fixed assets and cash, attributable to the consolidated partnerships was $20.5 million and $21.5 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing the minority interest liability for the limited partner investments, was $14.6 million and $15.8 million, respectively. Security deposits from the tenants are recorded as liabilities on SunTrust’s Consolidated Balance Sheet. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were $0.1 million and $0.1 million as of December 31, 2008 and 2007, respectively. While the obligations of the general partner or indemnifying entity are generally non-recourse to SunTrust, the Company, as the general partner or the indemnifying entity, may from time to time step in when needed to fund deficits. During 2008 and 2007, SunTrust did not provide any significant amount of funding as the general partner or the indemnifying entity to fund any deficits they may have had.

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it will not absorb a majority of the expected losses of the partnership. Typically, the general partner or an affiliate of the general partner provide guarantees to the limited partner

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

which protect the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. The Company accounts for its limited partner interests in accordance with the provisions of EITF No. 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Partnership assets of approximately $1,045.3 million and $819.5 million in these partnerships were not included in the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. These limited partner interests had carrying values of $188.9 million and $148.4 million at December 31, 2008 and 2007, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $473.2 million and $333.8 million at December 31, 2008 and 2007, respectively. The Company’s maximum exposure to loss at December 31, 2008 would be borne by the loss of the limited partnership equity investments along with $202.7 million of loans issued by the Company to the limited partnerships. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that SunTrust has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When SunTrust owns both the limited partner and general partner or indemnifying party, SunTrust consolidates the partnerships and does not consider these partnerships VIEs because as owner of the partnerships the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of December 31, 2008 and 2007, total assets, which consists primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships was $493.5 million and $531.1 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $327.2 million and $333.8 million, respectively.

RidgeWorth Family of Mutual Funds

RidgeWorth Capital Management, Inc., (“RidgeWorth”), formerly known as Trusco Capital Management, Inc., a registered investment advisor and wholly-owned subsidiary of the Company, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). The Company evaluates these Funds to determine if the Funds are voting interest entities or VIEs, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds.

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses or expected returns of the funds. As the Company does not invest in these funds, its exposure to loss is limited to the investment advisor and other administrative fees it earns. Payment on these fees is received from the individual investor accounts. The total unconsolidated assets of these funds as of December 31, 2008 and 2007 were $3.6 billion and $4.3 billion, respectively.

While the Company does not have any contractual obligation to provide monetary support to any of the Funds, the Company did elect to provide support for specific securities on one occasion in 2008 and two occasions in 2007.

In September 2008, the Company purchased, at amortized cost plus accrued interest, a Lehman Brothers Holdings, Inc. (“Lehman Brothers”) security from the RidgeWorth Prime Quality Money Market Fund. This fund received a cash payment for the accrued interest and a $70 million SunTrust-issued note which will mature on September 30, 2009. The Lehman Brothers security went into default when Lehman Brothers filed for bankruptcy in September. The Company took this action in response to the unprecedented market events during the third quarter in order to protect investors in the fund from losses associated with this specific security. When purchased by the fund, the Lehman Brothers security was rated A-1/P-1 and was a Tier 1 eligible security. Lehman Brothers is currently in liquidation and the ultimate timing and form of repayment on the security is not known at this time. During the third quarter, the Company recorded a pre-tax market valuation loss of $63.8 million as a result of the purchase. Prior to the purchase of the Lehman Brothers security, the Company had concluded that this fund was a voting interest entity as the equity investors in the fund have the ability to control the fund. In connection with the purchase, the Company re-evaluated its involvement with this fund, including consideration of whether or not the Company had an implicit variable interest in the fund as a result of the action it took currently as well as the action it took in December 2007. As SunTrust has no contractual obligation to provide any current or future support to the fund, the size of the financial support provided, and the unique circumstances that caused the Company to intervene both in September 2008 and December 2007, SunTrust concluded that the fund was still a voting interest entity and that, even if the fund were deemed a VIE, the Company would not be the primary beneficiary. As of December 31, 2008, the security had a carrying value of $6.7 million.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In December 2007, the Company purchased, through a combination of cash and SunTrust-issued notes, approximately $1.4 billion in SIV securities from the RidgeWorth Prime Quality Money Market Fund and the RidgeWorth Institutional Cash Management Money Market Fund at amortized cost plus accrued interest. The SunTrust-issued notes matured on June 30, 2008. RidgeWorth is the investment adviser to these funds. The Company took this action to protect investors in these funds from possible losses associated with these securities. The SIV assets were originally rated A-1/P-1 and were Tier 1 eligible securities when purchased and were collateralized by various domestic and foreign assets, residential MBS, including Alt-A and subprime collateral, CDO securities, and commercial loans. Prior to the purchase of the SIV securities, the Company had concluded that these funds were voting interest entities as the equity investors in the funds have the ability to control the funds. In connection with the purchase, the Company re-evaluated its involvement with these funds, including consideration of whether or not the Company had an implicit variable interest in the funds as a result of the action it took. As SunTrust has no contractual obligation to provide any current or future support to the funds, the size of the financial support provided, and the unique circumstances that caused the Company to intervene, SunTrust concluded that the funds were still voting interest entities and that, even if the funds were deemed VIEs, the Company would not be the primary beneficiary of the funds. The Company recorded a pre-tax mark to market valuation loss of $250.5 million in the fourth quarter of 2007 as a result of purchasing these securities. During 2008, the Company recorded $40.4 million of net market valuation losses, sold approximately $359.0 million in securities, and received over $613.8 million in payments from paydowns, settlements, and maturities from these securities.

During the third quarter of 2007, the Company provided support for specific securities within an institutional private placement fund (the “Private Fund”). This action led the Company to conclude that it was the primary beneficiary of the Private Fund as it was likely to absorb a majority of the expected losses of the Private Fund. Accordingly, as of September 30, 2007, SunTrust consolidated the Private Fund, recorded approximately $967 million in trading securities and a similar amount of other liabilities that represented the minority interest obligations of the Private Fund. After a thorough evaluation of the Private Fund within the current market conditions, the Company further elected to close the Private Fund in November 2007, which resulted in the termination of the VIE. As a result, the Company purchased the securities of the Private Fund at the securities’ amortized cost plus accrued interest and Private Fund shareholders received their full principal and interest due in cash. The Company has been managing the trading securities that were received from the Private Fund as part of its actively managed trading portfolio. Due to increased losses within the collateral underlying these securities, market valuation write-downs of $132.4 million were recorded during 2007. During 2008, the Company recorded $40.0 million of net market valuation losses, sold over $409.1 million in securities, and received over $242.9 million in payments related to these securities. At December 31, 2008, the Company still owned securities with a fair value of $51.3 million in trading assets.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 12 - Long-Term Debt

Long term debt at December 31 consisted of the following:
(Dollars in thousands)	2008	2007
Parent Company Only
Senior
6.25% notes due 2008[3]	$-	$295,032
4.00% notes due 2008	-	349,827
4.25% notes due 2009	299,781	299,535
5.25% notes due 2012[3]	427,718	503,802
Floating rate notes due 2015 based on one month LIBOR + 1.25%	885,227	-
6.00% notes due 2017	500,000	499,962
Floating rate notes due 2019 based on three month LIBOR + .15%	50,563	50,563
6.00% notes due 2028[2]	8,829	221,688

Total senior debt - Parent	2,172,118	2,220,409

Subordinated
7.75% notes due 2010[3]	303,630	320,140
6.00% notes due 2026	199,903	199,900

Total subordinated debt - Parent	503,533	520,040

Junior Subordinated
Floating rate notes due 2027 based on three month LIBOR + .67%[1]	349,740	349,740
Floating rate notes due 2027 based on three month LIBOR + .98%[1]	34,030	34,030
Floating rate notes due 2028 based on three month LIBOR + .65%[1]	249,743	249,736
Floating rate notes due 2032 based on three month LIBOR + 3.40%[1]	12,411	-
Floating rate notes due 2033 based on three month LIBOR + 3.10%[1]	2,369	-
Floating rate notes due 2034 based on three month LIBOR + 2.65%[1]	7,571	-
6.10% notes due 2036[1]	999,833	999,831
5.588% notes due 2042[1]	500,000	500,000
7.7875% notes due 2068[1]	685,000	-

Total junior subordinated debt - Parent	2,840,697	2,133,337

Total Parent Company (excluding intercompany of $160,000 in 2008 and $189,835 in 2007)	5,516,348	4,873,786

Subsidiaries
Senior
Floating rate notes due 2008 based on three month LIBOR + .08%	-	500,000
Floating rate notes due 2009 based on three month LIBOR + .10%	400,000	400,000
4.55% notes due 2009	-	199,946
Floating rate notes due 2010 based on three month LIBOR + .65% [4]	750,000	-
3.0% notes due 2011 [4]	2,243,257	-
Floating rate euro notes due 2011 based on three month EURIBOR + .11%	1,395,150	1,458,400
Floating rate sterling notes due 2012 based on GBP LIBOR + .12%	582,880	793,120
Floating rate notes due 2012 based on three month LIBOR + .11%	1,000,000	1,000,000
Floating rate notes due 2014 based on one month LIBOR + 1.25%	274,837	-
Capital lease obligations	16,061	17,124
FHLB advances (0.00% - 8.79%; advances at fair value 3,659,423 at December
31, 2008 and $3,665,928 at December 31, 2007)	10,739,956	9,687,173
Direct finance lease obligations	153,569	260,760
Other	475,409	463,674

Total senior debt - subsidiaries	18,031,119	14,780,197

Subordinated
6.375% notes due 2011[3]	862,096	1,042,133
5.00% notes due 2015[3]	494,886	526,860
Floating rate notes due 2015 based on three month LIBOR + .30%	200,000	200,000
Floating rate notes due 2015 based on three month LIBOR + .29%	300,000	300,000
5.45% notes due 2017[3]	441,188	478,428
5.20% notes due 2017[3]	312,676	332,221
7.25% notes due 2018[3]	394,184	-
6.50% notes due 2018[2]	-	140,447
5.40% notes due 2020[3]	259,884	282,436

Total subordinated debt - subsidiaries	3,264,914	3,302,525

Total subsidiaries	21,296,033	18,082,722

Total long-term debt	$26,812,381	$22,956,508

[1]	Notes payable to trusts formed to issue Trust Preferred Securities totaled $2.8 billion and $2.1 billion at December 31, 2008 and 2007, respectively.
[2]	Debt was extinguished in 2008 prior to the contractual repayment date. The Company recognized a net loss of $11.7 million as a result of the prepayment.
[3]	Debt recorded at fair value.
[4]	Government guaranteed debt issued under the FDIC’s Temporary Liquidity Guarantee Program.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Maturities of long-term debt are: 2009 – $1,536.5 million; 2010 – $3,637.5 million; 2011 – $6,442.8 million; 2012 – $7,185.5 million; 2013 – $126.7 million; and thereafter—$7,883.4 million. Restrictive provisions of several long-term debt agreements prevent the Company from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries.

Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, minimum shareholders’ equity, and maximum borrowings by the Company. As of December 31, 2008, the Company was in compliance with all covenants and provisions of long-term debt agreements. As currently defined by federal bank regulators, long-term debt of $2,847.3 million and $2,133.3 million as of December 31, 2008 and 2007, respectively, qualified as Tier 1 capital and long-term debt of $3,008.3 million and $3,073.2 million as of December 31, 2008 and 2007, respectively, qualified as Tier 2 capital. As of December 31, 2008, the Company had collateral pledged to the FHLB of Atlanta to support $4.5 billion of available borrowing capacity.

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

Note 13 - Earnings Per Share

Net income is the same in the calculation of basic and diluted EPS. Equivalent shares of 33.5 million and 9.1 million related to common stock options and common stock warrants for the years ended December 31, 2008 and 2007, respectively, were excluded from the computations of diluted EPS because they would have been antidilutive. There were no antidilutive shares for the year ending December 31, 2006. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the twelve months ended December 31 is included in the following table:

(In thousands, except per share data)	2008	2007	2006
Net income	$795,774	$1,634,015	$2,117,471
Series A preferred dividends	22,255	30,275	7,729
U.S. Treasury preferred dividends	26,579	-	-

Net income available to common shareholders	$746,940	$1,603,740	$2,109,742

Average basic common shares	348,919	349,346	359,413
Effect of dilutive securities:
Stock options	190	2,396	2,261
Performance and restricted stock	1,074	946	1,128

Average diluted common shares	350,183	352,688	362,802

Earnings per average common share - diluted	$2.13	$4.55	$5.82

Earnings per average common share - basic	$2.14	$4.59	$5.87

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 14 – Capital

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets.

	As of December 31,
	2008		2007
(Dollars in millions)	Amount	Ratio	Amount	Ratio
SunTrust Banks, Inc.
Tier 1 capital	$17,614	10.87%	$11,425	6.93%
Total capital	22,743	14.04	16,994	10.30
Tier 1 leverage		10.45		6.90

SunTrust Bank
Tier 1 capital	12,565	7.88	12,338	7.60
Total capital	17,331	10.87	16,944	10.44
Tier 1 leverage		7.60		7.56

Substantially all of the Company’s retained earnings are undistributed earnings of SunTrust Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. Retained earnings of SunTrust Bank available for payment of cash dividends to the parent company under these regulations totaled approximately $0.6 billion at December 31, 2007. There was no capacity for payment of cash dividends to the parent company under these regulations at December 31, 2008. The Company also has amounts of cash reserves required by the Federal Reserve. As of December 31, 2008 and 2007, these reserve requirements totaled $914.8 million and $882.0 million, respectively.

Preferred Stock

The following provides detail of the Company’s preferred stock balances:

	As of December 31,
(Dollars in thousands)	2008	2007
Series A (5,000 shares outstanding)	$500,000	$500,000
Series C (35,000 shares outstanding)	3,404,841	-
Series D (13,500 shares outstanding)	1,316,862	-

	$5,221,703	$500,000

On September 12, 2006, the Company issued depositary shares representing ownership interests in 5,000 shares of Perpetual Preferred Stock, Series A, no par value and $100,000 liquidation preference per share (the “Series A Preferred Stock”). The Company is authorized to issue 50,000 shares. The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Company. Dividends on the Series A Preferred Stock, if declared, will accrue and be payable quarterly at a rate per annum equal to the greater of three-month LIBOR plus 0.53 percent, or 4.00 percent. Dividends on the shares are non-cumulative. Shares of the Series A Preferred Stock have priority over the Company’s common stock with regard to the payment of dividends. As such, the Company may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series A Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. On or after September 15, 2011, the Series A Preferred Stock will be redeemable at the Company’s option at a redemption price equal to $100,000 per share, plus any declared and unpaid dividends. Except in certain limited circumstances, the Series A Preferred Stock does not have any voting rights.

On November 14, 2008, as part of the Capital Purchase Program established by the U.S. Department of the Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company entered into a Purchase Agreement with Treasury pursuant to which the Company issued and sold to Treasury 35,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, having a liquidation preference of $100,000 per share (the “Series C Preferred Stock”), and a ten-year warrant to purchase up to 11,891,280 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $44.15 per share, for an aggregate purchase price of $3.5 billion in cash.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Cumulative dividends on the Series C Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the Company’s Board of Directors (“the Board”). The Series C Preferred Stock has no maturity date and ranks senior to the Company’s common stock (and pari passu with the Company’s other authorized series of preferred stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The Series C Preferred Stock generally is non-voting.

The Company may redeem the Series C Preferred Stock at par on or after December 15, 2011. Prior to this date, the Company may redeem the Series C Preferred Stock at par if the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined in the Company’s articles of incorporation and in the purchase agreement, in excess of $875 million, and the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve.

On December 31, 2008, as part of the Capital Purchase Program established by the Treasury under the EESA, the Company entered into a Purchase Agreement with Treasury dated December 31, 2008 pursuant to which the Company issued and sold to Treasury 13,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a liquidation preference of $100,000 per share (the “Series D Preferred Stock”), and a ten-year warrant to purchase up to 6,008,902 shares of the Company’s common stock, par value $1.00 per share, at an initial exercise price of $33.70 per share, for an aggregate purchase price of $1.35 billion in cash.

Cumulative dividends on the Series D Preferred Stock will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter, but will be paid only if, as, and when declared by the Company’s Board. The Series D Preferred Stock has no maturity date and ranks senior to the Company’s common stock (and pari passu with the Company’s other authorized series of preferred stock) with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution, and winding up of the Company. The Series D Preferred Stock generally is non-voting.

The Company may redeem the Series D Preferred Stock at par on or after March 15, 2012, but only after it has redeemed the Series C Preferred Stock. Prior to such time, the Company may redeem the Series D Preferred Stock at par if the Company has redeemed all of the Series C Preferred Stock, the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings, as defined in the Company’s articles of incorporation and in the purchase agreement, in excess of $337.5 million, and the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve.

The American Reinvestment and Recovery Act of 2009 (“ARRA”) amends certain provisions of EESA and includes a provision that, subject to consultation with the appropriate Federal banking agency, directs the Treasury to permit financial institutions from whom the Treasury purchased preferred stock to redeem such preferred stock without regard to whether such financial institution has replaced such funds and not subject to any waiting period. The statute also directs the Treasury to enact regulations to implement the directives set forth in ARRA; however, these regulations have not yet been published. The Company anticipates this could mean that, subject to the consent of the Federal Reserve, it may be able to redeem the Series C Preferred Stock or Series D Preferred Stock issued to the Treasury without regard to any waiting period or certain requirements to raise capital.

Upon issuance, the fair values of the Series C and Series D Preferred stock and the associated warrants were computed as if the instruments were issued on a stand alone basis. The fair values of the Series C and Series D Preferred stock were estimated based on observable trading levels of similar securities, resulting in a combined stand alone fair value estimate of approximately $3.9 billion. The Company used an options pricing model (Bjerksund-Stensland) to estimate the fair value of the warrants as of the two issuance dates, resulting in a combined stand alone fair value at each respective issuance date of approximately $110 million. The most significant and unobservable assumption in this valuation was volatility. The Company evaluated current listed market activity for its options, which is approximately two years, and historical data in arriving at an estimate of ten year volatility that the Company believed would be similar to an approach used by market participants. The individual fair values were then used to record the Preferred stock and associated warrants on a relative fair value basis, with the warrants being recorded in Additional Paid in Capital as permanent equity and the Preferred stock being recorded at a discount of approximately $132 million. Accretion of the discount associated with the preferred stock is recognized as an increase to preferred stock dividends in determining net income available to common shareholders. The discount is being amortized over a five-year period from each respective issuance date using the effective yield method and totaled $3.7 million during 2008.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company is subject to certain restrictions on its ability to increase the dividend as a result of participating in the Capital Purchase Program. Prior to November 14, 2011, unless the Company has redeemed the Series C and Series D Preferred Stock or the Treasury has transferred the Series C and Series D Preferred Stock to a third party, the consent of Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.77 per share of common stock) or redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. Prior to December 31, 2011, unless the Company has redeemed the Series D Preferred Stock or the Treasury has transferred the Series D Preferred Stock to a third party, the consent of the Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than $0.77 per share of common stock) or redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In addition, if the Company increases its dividend above $0.54 per share per quarter prior to the tenth anniversary of its participation in the Capital Purchase Program, then the anti-dilution warrants issued in connection with the Company’s participation in the Capital Purchase Program will require the exercise price and number of shares to be issued upon exercise to be proportionately adjusted. The amount of such adjustment is determined by a formula and depends in part on the extent to which the Company raises its dividend. The formulas are contained in the warrant agreements which are filed as exhibits to this report.

During the years ended December 31, 2008 and 2007, the SunTrust Board of Directors declared and paid cash dividends on perpetual preferred stock totaling $48.8 million and $30.3 million, respectively.

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

Note 15 - Income Taxes

The components of income tax expense (benefit) included in the Consolidated Statements of Income were as follows:

(Dollars in thousands)	Years ended December 31,
Current income tax expense (benefit)	2008	2007	2006
Federal	$140,484	$697,628	$753,523
State	13,480	65,644	7,481

Total	$153,964	$763,272	$761,004

Deferred income tax expense (benefit)
Federal	($93,895)	($110,760)	$105,906
State	(127,340)	(36,998)	2,060

Total	($221,235)	($147,758)	$107,966

Total income tax expense (benefit)	($67,271)	$615,514	$868,970

The Company’s income from international operations, before provision for income taxes, was not significant. Additionally, the tax effects of unrealized gains and losses on securities available for sale, unrealized gains and losses on certain derivative financial instruments, and other comprehensive income related to certain retirement plans were recorded in other comprehensive income and had no effect on income tax expense (see Note 23, “Accumulated Other Comprehensive Income,” to the Consolidated Financial Statements).

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 35% to the Company’s actual income tax expense (benefit) and effective tax rate for the past three years is as follows:

	2008		2007		2006
(Dollars in thousands)	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income	Amount	Percent of Pre-Tax Income

Income tax expense at federal statutory rate	$254,976	35.0%	$787,335	35.0%	$1,045,254	35.0%
Increase (decrease) resulting from:
Tax-exempt interest	(74,921)	(10.2)	(74,183)	(3.3)	(62,113)	(2.1)
Dividends received deduction	(13,766)	(1.9)	(14,949)	(0.6)	(14,859)	(0.6)
Dividends paid on employee stock ownership plan shares	(13,173)	(1.8)	(13,437)	(0.6)	(12,240)	(0.4)
Charitable contribution	(64,196)	(8.8)	(2,168)	(0.1)	(1,429)	-
Income tax credits, net	(75,164)	(10.3)	(75,480)	(3.4)	(68,646)	(2.3)
State income taxes, net	(74,009)	(10.2)	18,578	0.8	6,201	0.2
Dividends on subsidiary preferred stock	-	-	(23,884)	(1.0)	(21,779)	(0.7)
Other	(7,018)	(1.0)	13,702	0.6	(1,419)	-

Total income tax expense (benefit) and rate	($67,271)	(9.2)%	$615,514	27.4%	$868,970	29.1%

Deferred income tax liabilities and assets result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. The significant components of the net deferred tax liability at December 31 were as follows:

	December 31,
(Dollars in thousands)	2008	2007
Deferred Tax Assets
Allowance for loan losses	$887,401	$474,252
Accrued expenses	344,103	286,912
Other real estate owned	33,428	6,481
State NOL/valuation allowance (net of federal benefit)	96,524	57,499
Other	170,510	105,887

Gross deferred tax asset	$1,531,966	$931,031

Deferred Tax Liabilities
Net unrealized gains in accumulated other comprehensive income	$541,981	$929,048
Leasing	917,921	852,254
Employee benefits	164,053	148,529
Mortgage	485,045	484,459
Securities	143,096	(165,944)
Intangible assets	62,617	43,373
Fixed assets	67,908	33,800
Loans	44,207	87,616
Undistributed dividends	42,053	128,835
Other	64,374	97,164

Gross deferred tax liability	$2,533,255	$2,639,134

Net deferred tax liability	$1,001,289	$1,708,103

SunTrust and its subsidiaries file consolidated income tax returns where permissible or required. Each subsidiary generally remits current taxes to or receives current refunds from the parent company based on what would be required had the subsidiary filed an income tax return as a separate entity. Deferred tax assets resulting from state net operating loss (“NOL”) carryforwards consisted of $148.5 million (net of a valuation allowance of $40.5 million) for 2008 and $88.5 million (net of a valuation allowance of $37.1 million) for 2007. The state net operating losses expire, if not utilized, in varying amounts from 2009 to 2028.

As of December 31, 2008, the Company’s gross cumulative unrecognized tax benefits (“UTBs”) amounted to $330.0 million, of which $266.7 million (net of federal tax benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2007, the Company’s gross cumulative UTBs amounted to $325.4 million. Additionally, the Company recognized a gross liability of $70.9 million and $80.0 million for interest related to its UTBs as of December 31, 2008 and

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, respectively. Interest expense related to UTBs was $22.4 million for the year ended December 31, 2008, compared to $27.7 million, for the same period in 2007. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total UTBs could significantly increase or decrease during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. However, an estimate of the range of the reasonably possible change in the total amount of UTBs cannot currently be made.

The Company files consolidated and separate income tax returns in the United States federal jurisdiction and in various state jurisdictions. The Company’s federal returns through 2004 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1997 through 2004 are still in dispute. The Company has paid the amounts assessed by the IRS in full for tax years 1997 and 1998 and has filed refund claims with the IRS related to the disputed issues for those two years. An IRS examination of the Company’s 2005 and 2006 federal income tax returns is currently in progress. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

The following table provides a rollforward of the Company’s UTBs from January 1 to December 31:

	2008	2007
	Federal and State UTBs	Federal and State UTBs

(Dollars in thousands)
Balance at January 1	$325,401	$288,146
Increases in UTBs related to prior years	12,295	9,197
Decreases in UTBs related to prior years	(24,622)	(17,577)
Increases in UTBs related to the current year	47,521	54,696
Decreases in UTBs related to settlements	(17,258)	-
Decreases in UTBs related to lapse of the applicable statutes of limitations	(2,752)	(1,635)
Decreases in UTBs related to acquired entities in prior years, offset to goodwill	(10,565)	(7,426)

Balance at December 31	$330,020	$325,401

Note 16 - Employee Benefit Plans

SunTrust sponsors various short and long-term incentive plans for eligible employees. The Management Incentive Plan (“MIP”) is the Company’s short-term cash incentive plan for key employees that provides for potential annual cash awards based on the attainment of the Company’s earnings and/or the achievement of business unit and individual performance objectives. The Company delivers long-term incentives through various incentive programs, including stock options, restricted stock, and long-term incentive cash. Prior to 2008, some long-term incentives were delivered through the Performance Unit Plan (“PUP”), a cash long-term incentive plan with a three year time horizon. Effective January 1, 2008, the PUP was terminated, and outstanding performance units under the PUP were replaced with a one-time grant of restricted stock. The Long-Term Incentive (“LTI”) Cash Plan became effective in 2008, and awards under the LTI Cash Plan cliff vest over a period of three years from the date of the award and are paid in cash. Compensation expense related to programs that have cash payouts for the years ended December 31, 2008, 2007 and 2006 totaled $47.5 million, $48.5 million and $72.6 million, respectively.

Stock Based Compensation

The Company provides stock-based awards through the SunTrust Banks, Inc. 2004 Stock Plan (“Stock Plan”) under which the Committee has the authority to grant stock options, restricted stock, and performance-based restricted stock (“performance stock”) to key employees of the Company. Under the 2004 Stock Plan, a total of 19 million shares of common stock is authorized and reserved for issuance, of which no more than 7.8 million shares may be issued as restricted stock. Stock options are granted at a price which is no less than the fair market value of a share of SunTrust common stock on the grant date and may be either tax-qualified incentive stock options or non-qualified stock options. Stock options typically vest after three years and generally have a maximum contractual life of ten years and upon option exercise, shares are issued to employees from treasury stock.

Shares of restricted stock may be granted to employees and directors and typically cliff vest after three years. Restricted stock grants may be subject to one or more objective employment, performance or other grant conditions as established by the Committee at the time of grant. Any shares of restricted stock that are forfeited will again become available for issuance

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes valuation model. Expected volatility is based on the historical volatility of the Company’s stock, using daily price observations over the expected term of the stock options. The expected term represents the period of time that stock options granted are expected to be outstanding and is derived from historical data which is used to evaluate patterns such as stock option exercise and employee termination. The expected dividend yield is based on recent dividend history. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option.

The weighted average fair values of options granted during 2008, 2007, and 2006 were $7.63, $16.72 and $16.41, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Expected dividend yield	5.62%	3.01%	3.18%
Expected stock price volatility	25.73	20.07	25.64
Risk-free interest rate (weighted average)	2.63	4.70	4.51
Expected life of options	6 years	6 years	6 years

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price

Balance, January 1, 2006	21,790,455	$14.18 -$76.50	$62.46	2,326,969	$26,222	$34.58
Granted	956,106	71.03 - 83.74	71.17	860,959	62,355	72.42
Exercised/vested	(3,594,131)	14.18 - 74.89	53.63	(1,157,148)	-	22.68
Cancelled/expired/forfeited	(471,720)	14.18 - 73.40	70.81	(160,176)	(9,750)	60.87
Amortization of compensation for performance and restricted stock	-	-	-	-	(18,340)	-

Balance, December 31, 2006	18,680,710	14.56 - 83.74	64.39	1,870,604	60,487	57.12

Granted	717,494	77.75 - 85.06	85.04	1,054,837	88,892	84.27
Exercised/vested	(2,887,293)	14.56 - 78.39	60.50	(339,437)	-	50.21
Cancelled/expired/forfeited	(452,765)	14.56 - 85.06	72.36	(315,660)	(20,612)	65.30
Amortization of compensation element for performance and restricted stock	-	-	-	-	(35,299)	-
Repurchase of AMA member interests	-	-	-	-	(2,846)	-

Balance, December 31, 2007	16,058,146	17.06 - 85.06	65.79	2,270,344	90,622	69.63

Granted	1,473,284	29.54 - 64.58	57.43	2,021,564	117,039	57.90
Exercised/vested	(514,149)	18.77 - 65.33	49.16	(213,431)	-	55.16
Cancelled/expired/forfeited	(1,476,358)	31.80 -154.61	69.30	(275,065)	(17,611)	64.04
Acquisition of GB&T	100,949	46.39 -154.61	76.82	-	-	-
Amortization of compensation element for performance and restricted stock	-	-	-	-	(76,656)	-

Balance, December 31, 2008	15,641,872	$17.06 -$150.45	$65.29	3,803,412	$113,394	$64.61

Exercisable, December 31, 2008	12,827,330		$64.90

Available for Additional Grant, December 31, 2008 [1]	10,914,555

[1]	Includes 4,108,204 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price:

(Dollars in thousands, except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value	Number Exercisable at December 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Total Aggregate Intrinsic Value

$17.06 to 49.46	861,071	$39.34	5.47	$61	561,071	$44.58	3.04	$61
$49.47 to 64.57	5,314,741	56.51	3.25	-	5,304,157	56.50	3.25	-
$64.58 to 150.45	9,466,060	72.58	5.56	-	6,962,102	72.93	4.57	-

	15,641,872	$65.29	4.77	$61	12,827,330	$64.90	3.96	$61

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the twelve months ended December 31, 2008, 2007, and 2006 was $4.5 million, $68.2 million, and $85.7 million, respectively. Total fair value of performance and restricted shares vested was $11.8 million, $17.0 million, and $26.2 million, for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008 and 2007, there was $126.7 million and $105.3 million unrecognized stock-based compensation expense related to nonvested stock options and performance and restricted stock. The amount recorded as of December 31, 2008 is expected to be recognized over a weighted average period of 1.79 years.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense recognized in noninterest expense as of December 31 was as follows:

(Dollars in thousands)	2008	2007	2006
Stock-based compensation expense:
Stock options	$12,407	$16,908	$23,329
Performance and restricted stock	76,656	35,299	18,340

Total stock-based compensation expense	$89,063	$52,207	$41,669

The recognized tax benefit amounted to $33.8 million, $19.8 million and $15.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Retirement Plans

Defined Contribution Plan

SunTrust maintains a defined contribution plan that offers a dollar for dollar match on the first 5% of eligible pay that a participant, including executive participants, elects to defer to the 401(k) plan. Compensation expense related to this plan for the years ended December 31, 2008, 2007 and 2006 totaled $79.6 million, $69.6 million and $66.4 million, respectively.

On December 31, 2007, SunTrust Banks, Inc. adopted written amendments to SunTrust Banks, Inc. 401(k) Excess Plan. Effective January 1, 2007, the Company matching contribution under the SunTrust Banks, Inc. 401(k) Excess Plan will provide for a year-end true up to include deferrals to the deferred compensation plan that could have been deferred under the 401(k) Excess Plan. Without further amendment, the matching contribution to the 401(k) Excess Plan will be automatically increased, effective January 1, 2008, in accordance with the terms of the plan to be the same percentage of match as provided in the qualified 401(k) Plan, which is 100% of the first 5% of eligible pay that a participant, including an executive participant, elects to defer to the applicable plan, subject to such limitations as may be imposed by such plan provisions and applicable laws and regulations.

Noncontributory Pension Plans

SunTrust maintains a funded, noncontributory qualified retirement plan covering employees meeting certain service requirements. The plan provides benefits based on salary and years of service. Effective January 1, 2008, Retirement Plan participants who were Company employees as of December 31, 2007 (“Affected Participants”) ceased to accrue additional benefits under the existing pension benefit formula after that date and all their accrued benefits were frozen. Beginning January 1, 2008, Affected Participants who have fewer than 20 years of service and future participants will accrue future pension benefits under a cash balance formula that provides compensation and interest credits to a Personal Pension Account. Affected Participants with 20 or more years of service as of December 31, 2007 were given the opportunity to choose between continuing a traditional pension benefit accrual under a reduced formula or participating in the new Personal Pension Account. Effective January 1, 2008, the vesting schedule was changed from the current 5-year cliff to a 3-year cliff for participants employed by the Company on and after that date. SunTrust monitors the funded status of the plan closely and following a significant decline in plan assets during 2008, SunTrust decided to make a contribution to the SunTrust Retirement Plan at the end of 2008 in order to improve the plan’s funded status as of December 31, 2008.

On October 1, 2004, SunTrust acquired NCF. Prior to the acquisition, NCF sponsored a funded qualified retirement plan, an unfunded nonqualified retirement plan for some of its participants, and certain other postretirement health benefits for its employees. Effective December 31, 2004, participants no longer earned future service in the NCF Retirement Plan (qualified plan), and participants’ benefits were frozen with the exception of adjustments for pay increases after 2004. All former NCF employees who met the service requirements began to earn benefits in the SunTrust Retirement Plan effective January 1, 2005. On February 13, 2007, the NCF Retirement Plan was amended to completely freeze benefits for those Affected Participants who do not elect, or are not eligible to elect, the traditional pension benefit formula in the SunTrust Retirement Plan. The effective date for changes impacting the NCF Retirement Plan is January 1, 2008. Similar to the SunTrust Retirement Plan, due to significant declines in the value of plan assets experienced in 2008, SunTrust contributed to the NCF Retirement Plan at the end of 2008 in order to improve the plan’s funded status as of December 31, 2008.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

SunTrust also maintains unfunded, noncontributory non-qualified supplemental defined benefit pension plans that cover key executives of the Company. The plans provide defined benefits based on years of service and final average salary. SunTrust’s obligations for these non-qualified supplemental defined benefit pension plans are included with the qualified Retirement Plans in the tables presented in this section under “Pension Benefits”.

On February 13, 2007, the Supplemental Executive Retirement Plan (“SERP”) was amended to reduce the benefit formula for future service accruals. Current participants in the SunTrust SERP will continue to earn future accruals under a reduced final average earnings formula. All future participants and ERISA Excess Plan participants will accrue benefits under benefit formulas that mirror the revised benefit formulas in the SunTrust Retirement Plan. The effective date for changes impacting the SERP is January 1, 2008. After January 1, 2008, a new SERP cash balance formula was implemented for existing and new participants with no limit on pay for SERP Tier 2 participants and a minimum preserved benefit for SERP participants at December 31, 2007. On December 31, 2007, SunTrust Banks, Inc. also adopted an additional written amendment to the SunTrust Banks, Inc. ERISA Excess Plan. This amendment implements changes to mirror the cash balance changes in the qualified Retirement Plan, but with an earnings limit of two times the qualified plan’s eligible earnings.

Other Postretirement Benefits

Although not under contractual obligation, SunTrust provides certain health care and life insurance benefits to retired employees (“Other Postretirement Benefits” in the tables). At the option of SunTrust, retirees may continue certain health and life insurance benefits if they meet age and service requirements for Other Postretirement Benefits while working for the Company. The health care plans are contributory with participant contributions adjusted annually, and the life insurance plans are noncontributory. Employees who have retired or will retire after December 31, 2003 are not eligible for retiree life insurance or subsidized post-65 medical benefits. Effective January 1, 2008, the pre-65 employer subsidy for medical benefits was discontinued for participants who will not be age 55 with at least 10 years of service before January 1, 2010. As indicated under the table, “Net Periodic Cost,” the charge to Other in 2007 reflects a curtailment charge of $11.6 million to Other Postretirement Benefits. Certain retiree health benefits are funded in a Retiree Health Trust. In addition, certain retiree life insurance benefits are funded in a Voluntary Employees’ Beneficiary Association (“VEBA”). SunTrust reserves the right to amend or terminate any of the benefits at any time.

The SunTrust Benefits Plan Committee reviews and approves the assumptions for end-of-year measurement calculations. For 2008, the discount rate, salary scale, and health care cost trend rate were revised from the prior year and are discussed further below.

A discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date. A string of benefit payments projected to be paid by the plan for the next 100 years is developed based on most recent census data, plan provisions and assumptions. The benefit payments at each future maturity are discounted by the year-appropriate spot interest rates (which are developed from a yield curve of approximately 315 Aa quality bonds with similar maturities as the benefit payments). The model then solves for the discount rate that produces the same present value of the projected benefit payments as generated by discounting each year’s payments by the spot rate. This assumption is reviewed by the SunTrust Benefits Plan Committee and updated every year for each plan. A rate of compensation growth is used to determine future benefit obligations for those plans whose benefits vary by pay. Based on 2008 salary analysis and projections of real inflation, wage growth, and merit increases, SunTrust modified its compensation increase assumption from 4.0% for base salary and 4.5% for total salary for the 2007 year end measurement calculations to 2.0% for all pay in 2009 (0% for nonqualified plans for 2009), 3.0% for all pay in 2010 and 4.0% for base pay and 4.5% for total pay in 2011 and beyond for the 2008 year end measurement calculations.

Actuarial gains and losses are created when actual experience deviates from assumptions. The actuarial gains on obligations generated in 2008 resulted from lower salary increases for the retirement plans and higher lump sum rates, offset by lower discount rates and participant data changes for all plans.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The change in benefit obligations for the years ended December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Benefit obligation, beginning of year	$1,841,153	$1,934,967	$200,723	$209,617
Service cost	77,872	68,322	618	1,241
Interest cost	117,090	111,920	11,811	11,337
Plan participants’ contributions	-	-	21,632	20,487
Amendments	-	(105,987)	-	(6,930)
Actuarial (gain)/loss	(7,646)	(48,140)	1,360	(6,297)
Benefits paid	(106,217)	(119,929)	(34,902)	(32,032)
Less federal Medicare drug subsidy	-	-	3,500	3,300

Benefit obligation, end of year	$1,922,252	$1,841,153	$204,742	$200,723

The accumulated benefit obligation for the Retirement Benefits at December 31, 2008 and 2007 was $1.7 billion and $1.6 billion, respectively. For the Supplemental Retirement Benefits, the accumulated benefit obligation at December 31, 2008 and 2007 was $104.6 million and $107.2 million, respectively.

	Pension Benefits			Other Post- retirement Benefits
(Weighted average assumptions used to determine benefit obligations, end of year)	2008		2007	2008	2007
Discount rate	6.14%		6.28%	5.95%	5.95%
Rate of compensation increase	4.00/4.50	[1]	4.50	N/A	N/A

[1]

At year-end 2008, all salaries were expected to increase by 2.00% for 2009 (0% for nonqualified plans for 2009), 3.00% for 2010, and total salaries were assumed to increase at 4.50% while base salaries were assumed to increase at 4.00% for 2011 and beyond.

The change in plan assets for the years ended December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Fair value of plan assets, beginning of year	$2,287,322	$2,216,179	$162,881	$162,973
Actual return on plan assets	(617,770)	180,467	(32,965)	10,873
Employer contributions	356,014	10,605	30,521	580
Plan participants’ contributions	-	-	21,632	20,487
Benefits paid	(106,217)	(119,929)	(34,902)	(32,032)

Fair value of plan assets, end of year	$1,919,349	$2,287,322	$147,167	$162,881

Employer contributions and benefits paid in the above table include only those amounts contributed to pay participants’ plan benefits or added to plan assets in 2008 and 2007, respectively. Supplemental Retirement Plans are not funded through plan assets.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The fair value of plan assets (in thousands) for the retirement plans is $1,919,349 and $2,287,322 at the end of 2008 and 2007, respectively. The expected long-term rate of return on these plan assets was 8.25% and 8.50% in 2008 and 2007, respectively. The expected long-term rate of return is 8.00% for 2009, based on a ten-year capital market projection of the current target asset allocation. The asset allocation for the Retirement Plans and the target allocation, by asset category, are as follows:

	Target Allocation[1]	Percentage of Plan Assets at December 31[2]
Asset Category	2009	2008	2007
Equity securities	65%	62%	75%
Debt securities	35	35	24
Cash equivalents	-	3	1

Total	100%	100%	100%

[1]	SunTrust Retirement Plan only.
[2]	SunTrust and NCF Retirement Plans.

The SunTrust Benefits Plan Committee, which includes several members of senior management, establishes investment policies and strategies and formally monitors the performance of the funds on a quarterly basis. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with the Employee Retirement Income Security Act and fiduciary standards. The long-term primary objectives for the Retirement Plans are to provide for a reasonable amount of long-term growth of capital (both principal and income), without undue exposure to risk and to enable the plans to provide their specific benefits to participants thereof. Rebalancing occurs on a periodic basis to maintain the target allocation, but normal market activity may result in deviations. At December 31, 2008 and 2007, there was no SunTrust common stock held in the Retirement Plans.

The investment strategy for the Other Postretirement Benefit Plans is maintained separately from the strategy for the Retirement Plans. The Company’s investment strategy is to create a stream of investment return sufficient to provide for current and future liabilities at a reasonable level of risk. The pre-tax expected long-term rate of return on these plan assets was 7.5% in 2008 and in 2007. The 2009 pre-tax expected long-term rate of return is 7.25%.

The asset allocation for Other Postretirement Benefit Plans and the target allocation, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at December 31
Asset Category	2009	2008	2007
Equity securities	35-50%	41%	50%
Debt securities	50-65	44	50
Cash equivalents	-	15	-

Total		100%	100%

Equity securities do not include SunTrust common stock for the Other Postretirement Benefit Plans.

Funded Status

The funded status of the plans, as of December 31, was as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Fair value of plan assets	$1,919,349	$2,287,322	$147,167	$162,881
Benefit obligations	(1,922,252)	(1,841,153)	(204,742)	(200,723)

Funded status	($2,903)	$446,169	($57,575)	($37,842)

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

At December 31, 2008, the total outstanding unrecognized net loss to be recognized in future years for all retirement and postretirement benefits was $1.3 billion, compared to $468 million as of December 31, 2007. The key sources of the cumulative net losses are attributable to (1) lower discount rates for the past several years, (2) compensation increases have exceeded expectations, and (3) lower return on assets in 2008. As discussed previously, SunTrust reviews its assumptions annually to ensure they represent best estimates for the future and will, therefore, minimize future gains and losses.

As of December 31, amounts recognized in accumulated other comprehensive income are as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in thousands)	2008	2007	2008	2007
Net actuarial loss	$1,170,780	$400,690	$97,526	$67,558
Prior service credit	(67,483)	(78,649)	(1,938)	(3,496)

Total Accumulated Other Comprehensive Income, pre-tax	$1,103,297	$322,041	$95,588	$64,062

Pension plans with a projected benefit obligation, in excess of plan assets at December 31 were as follows:

(Dollars in thousands)	2008	2007
Projected benefit obligation	$109,751	$114,587
Accumulated benefit obligation	104,594	107,161

Expected Cash Flows

Information about the expected cash flows for the Pension Benefit and Other Postretirement Benefit plans is as follows:

(Dollars in thousands)	Pension Benefits[1,2]	Other Postretirement Benefits (excluding Medicare Subsidy)[3]	Value to Company of Expected Medicare Subsidy
Employer Contributions
2009 (expected) to plan trusts	$-	$-	($3,500)
2009 (expected) to plan participants	26,076	-	-
Expected Benefit Payments
2009	112,892	22,817	(3,500)
2010	104,529	21,165	(1,226)
2011	113,205	21,579	(1,253)
2012	117,038	21,410	(1,270)
2013	127,924	21,089	(1,270)
2014 – 2018	768,640	93,475	(6,017)

[1]

At this time, SunTrust anticipates contributions to the Retirement Plan will be permitted (but not required) during 2009 based on the funded status of the Plan and contribution limitations under the Employee Retirement Income Security Act of 1974 (ERISA).

[2]	The expected benefit payments for the Supplemental Retirement Plan will be paid directly from SunTrust corporate assets.
[3]

The 2009 expected contribution for the Other Postretirement Benefits Plans represents the Medicare Part D subsidy only. Note that expected benefits under Other Postretirement Benefits Plans are shown net of participant contributions.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Net Periodic Cost

Components of net periodic benefit cost for the years ended December 31 were as follows:

	Pension Benefits							Other Postretirement Benefits
(Dollars in thousands)	2008			2007		2006		2008		2007			2006
Service cost	$77,872			$68,322		$74,920		$618		$1,241			$3,118
Interest cost	117,090			111,920		110,189		11,811		11,337			10,913
Expected return on plan assets	(185,653)			(186,356)		(165,441)		(8,186)		(8,194)			(8,126)
Amortization of prior service cost	(11,166)			(10,159)		3,050		(1,558)		(1,370)			-
Recognized net actuarial loss	22,223			34,849		55,063		12,750		14,286			9,912
Amortization of initial transition obligation	-			-		-		-		280			2,322
Other	3,465	[1]		1,811		559		-		11,586			-

Net periodic benefit cost	$23,831			$20,387		$78,340		$15,435		$29,166			$18,139

Weighted average assumptions used to determine net cost
Discount rate[2]	6.28%		[2]	5.93%	[3]	5.68%	[3]	5.95%		5.75%		[3]	5.45%		[3]
Expected return on plan assets	8.25			8.50		8.50		5.30	[4]	5.30	[4]		5.30	[4]
Rate of compensation increase	4.00/4.50			4.50		4.50		N/A		N/A			N/A

[1]	The charge to Other reflects a settlement charge of $3.5 million to Retirement Benefits in 2008.
[2]	The weighted average shown for 2008 is the weighted average discount rates for the pension benefits as of the beginning of the fiscal year.
[3]

Interim remeasurement was required on September 1, 2006, for the SunTrust Retirement Plan due to the passage of the Pension Protection Act. The discount rate as of the remeasurement date was selected based on the economic environment as of that date. Interim remeasurement was also required on February 13, 2007 for all plans due to plan changes adopted at that time.

[4]	The weighted average shown for the other postretirement benefit plan is determined on an after-tax basis.

Other changes in plan assets and benefit obligations recognized in other comprehensive income during 2008 are as follows:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
Settlements	($3,465)	$-
Current year actuarial loss	795,778	42,718
Amortization of actuarial loss	(22,223)	(12,750)
Amortization of prior service credit	11,166	1,558

Total recognized in other comprehensive income, pre-tax	$781,256	$31,526

Total recognized in net periodic benefit cost and other comprehensive income, pre-tax	$805,087	$46,961

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows:

(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$132,284	$21,589
Prior service credit	(10,886)	(1,558)

Total	$121,398	$20,031

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In addition, SunTrust sets pension asset values equal to their market value, in contrast to the use of a smoothed asset value that incorporates gains and losses over a period of years. Utilization of market value of assets provides a more realistic economic measure of the plan’s funded status and cost. Assumed discount rates and expected returns on plan assets affect the amounts of net periodic benefit cost. A 25 basis point decrease in the discount rate or expected long-term return on plan assets would increase the Retirement Benefits net periodic benefit cost approximately $11 million and $5 million, respectively.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the other postretirement plans. As of December 31, 2008, SunTrust assumed that retiree health care costs will increase at an initial rate of 8.50% per year. SunTrust assumed a healthcare cost trend that recognizes expected medical inflation, technology advancements, rising cost of prescription drugs, regulatory requirements and Medicare cost shifting. SunTrust expects this annual cost increase to decrease over a 6-year period to 5.25% per year. Due to changing medical inflation, it is important to understand the effect of a one-percent point change in assumed healthcare cost trend rates. These amounts are shown below:

(Dollars in thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$12,844	($11,202)
Effect on total service and interest cost	730	(630)

Note 17 – Derivative Financial Instruments

The Company enters into various derivatives both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. Where contracts have been entered into with clients, the Company generally manages the risk associated with these contracts within the framework of its VaR approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market risks, either economically or in accordance with the hedge accounting provisions of SFAS No. 133. The Company may also enter into derivative positions, on a limited basis, to capitalize upon arbitrage opportunities in the market. In addition, as a normal part of its operations, the Company enters into IRLCs on mortgage loans that are accounted for as freestanding derivatives under SFAS No. 133 and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value under SFAS No. 155 or SFAS No. 159. All derivatives are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The gains and losses associated with these instruments are either recorded in other comprehensive income, net of tax, or within the Consolidated Statements of Income depending upon the use and designation of the derivatives.

Derivatives offered to clients include interest rate, credit, equity, commodity, and foreign exchange contracts. The Company’s risk management derivatives are based on underlying risks primarily related to interest rates, equity valuations, foreign exchange rates, or credit, and include swaps, options, swaptions, credit default swaps, currency swaps, and futures and forwards. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period. Options, generally in the form of caps and floors, are contracts that transfer, modify, or reduce an identified risk in exchange for the payment of a premium when the contract is issued. Swaptions are contracts that provide the option to enter into a specified swap agreement with the issuer on a specified future date. Credit default swaps provide credit protection for the buyer of the contract through a guarantee, by the seller of the contract, of the creditworthiness of the underlying fixed income product. Currency swaps involve the exchange of principal and interest in one currency for another. Futures and forwards are contracts for the delayed delivery or net settlement of an underlying, such as a security or interest rate index, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an International Swaps and Derivatives Associations Master Agreement (“ISDA”); depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty if such net value is

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

an asset to the Company and zero if such net value is a liability to the Company. As of December 31, 2008, net derivative asset positions to which the Company was exposed to risk of its counterparties were $3.5 billion, representing the net of $4.6 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.1 billion that the Company holds in relation to these gain positions. As of December 31, 2007, net derivative asset positions to which the Company was exposed to risk of its counterparties were $1.4 billion, representing the net of $1.9 billion in derivative gains, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.5 billion that the Company holds in relation to these gain positions. The Company adjusted the net fair value of its derivative contracts based on the estimated credit risk of $23.1 million and $6.9 million as of December 31, 2008 and 2007, respectively. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for more information on how these credit risk adjustments are determined. Many derivative financial instruments contain credit risk related contingent features that may require the posting of additional collateral in association with, or even immediate settlement of, outstanding positions when certain triggering events occur.

Derivatives also expose the Company to market risk. Market risk is the adverse effect that a change in interest rates, currency rates, equity prices or implied volatility has on the value of a derivative. The Company manages the market risk associated with its derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures this risk by using a VaR methodology.

The Company’s derivative positions as of December 31 were as follows:

	2008		2007
	Contract or Notional Amount		Contract or Notional Amount
(Dollars in millions)	End User	For Clients	End User	For Clients
Derivatives contracts
Interest rate contracts
Swaps	$20,193	$126,913	$23,068	$89,379
Futures and forwards	10,089	40,057	24,330	23,802
Options	1,500	28,098	1,800	16,936

Total interest rate contracts	31,782	195,068	49,198	130,117
Interest rate lock commitments	7,161	-	4,993	-
Equity contracts	3,094	11,214	-	10,293
Foreign exchange contracts	2,009	5,659	2,293	4,763
Other derivative contracts	345	1,671	1,101	77

Total derivatives contracts	$44,391	$213,612	$57,585	$145,250

Credit-related arrangements
Commitments to extend credit	$79,191		$83,165
Standby letters of credit and similar arrangements	13,942		12,703

Total credit-related arrangements	$93,133		$95,868

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

Fair Value Hedges

Prior to the adoption of SFAS No. 159 in 2007, the Company had designated interest rate swaps as fair value hedges of changes in the fair value of recognized liabilities due to changes in the benchmark interest rate pursuant to the provisions of SFAS No. 133. For the year ended December 31, 2006, the Company recognized $64.7 million of interest

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

expense related to net settlements on interest rate swaps accounted for as fair value hedges. This hedging strategy resulted in trading losses from hedge ineffectiveness of $5.0 million for the year ended December 31, 2006. No gains and losses of swaps designated as fair value hedges were excluded from the assessment of effectiveness. Upon the adoption of SFAS No. 159 effective January 1, 2007, the Company elected to carry at fair value all recognized liabilities that had previously been designated in qualifying fair value hedges. In conjunction with this election, all fair value hedges were dedesignated and opening retained earnings was reduced by $197.2 million, thus no discount or premium on the debt resulting from hedge accounting remained to be amortized. See Note 20, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for more information.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. A portion of these derivative instruments were documented as fair value hedges of specific pools of loans that met the similar assets test. The pools of loans were matched with a certain portion of the derivative instruments so that the expected changes in market value would inversely offset within a range of 80% to 125%. The qualifying pools of hedged loans were recorded in the financial statements at their fair value. This hedging strategy resulted in ineffectiveness that reduced earnings by $0.3 million and $21.1 million for the years ended December 31, 2007 and 2006, respectively. This hedge accounting designation was terminated in 2007 as a result of the Company’s adoption of SFAS No. 159 and its decision to elect fair value accounting for a substantial portion of the loans held for sale.

Cash Flow Hedges

The Company has designated interest rate swaps and options as cash flow hedges of probable forecasted transactions related to recognized assets and liabilities. Specifically, these derivatives have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans, certificates of deposit, and floating rate debt. The maximum range of hedge maturities for asset hedges is approximately five to seven years, with the weighted average being approximately four years; such maximum range for liability hedges is less than one year, with the weighted average being approximately 0.5 years. The Company recognized net interest income of $180.7 million for the year ended December 31, 2008 and net interest expense of $25.6 million and $40.9 million for the years ended December 31, 2007 and 2006, respectively, related to the effective portion of interest rate swaps and options that were designated as cash flow hedges. During the years ended December 31, 2008, 2007, and 2006, $0.0 million, $0.4 million, and $2.2 million, respectively, were recognized as trading losses from hedge ineffectiveness of swaps and options and amounts excluded from the assessment of effectiveness of option hedges. As of December 31, 2008, $225.0 million, net of tax, of the deferred net gains on derivatives that are recorded in accumulated other comprehensive income are expected to be reclassified to net interest income in the next twelve months in connection with the recognition of interest income or interest expense on the hedged item.

During the third quarter of 2008, the Company executed equity forward agreements (the “Agreements”) on 30 million shares of Coke. A consolidated subsidiary of SunTrust Banks, Inc. owns approximately 22.9 million Coke shares and a consolidated subsidiary of SunTrust Bank owns approximately 7.1 million Coke shares. These two subsidiaries entered into separate Agreements on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of the Agreements (including the pledges of the Coke shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke shares under U.S. GAAP for several reasons, including that ownership of the shares was not legally transferred to the Counterparty. The Agreements, in their entirety, are derivatives based on the criteria in SFAS No. 133. The Agreements resulted in zero cost equity collars pursuant to the provisions of SFAS No. 133. In accordance with the provisions of SFAS No. 133, the Company has designated the Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke shares, which are expected to occur in approximately six to six and a half years, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke shares under the Agreements, the Company has asserted that it is probable, as defined by SFAS No. 133, that it will sell all of its Coke shares at or around the settlement date of the Agreements. The Federal Reserve’s approval for Tier 1 Capital was significantly based on this expected disposition of the Coke shares under the Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements generally recorded in accumulated other comprehensive income and any ineffective portions generally recorded in trading gains and losses. None of the components of the Agreements’ fair

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. The Company did not recognize any ineffectiveness during 2008. Other than potential measured hedge ineffectiveness, no amounts will be reclassified from accumulated other comprehensive income over the next twelve months and any remaining amounts recorded in accumulated other comprehensive income will be reclassified to earnings when the probable forecasted sales of the Coke shares occur.

Economic Hedging Activities

Outside of its normal derivatives trading activities for its clients, the Company enters into derivative contracts as end user to economically hedge risks associated with certain non-derivative instruments. These risks include interest rate risk, foreign exchange risk, credit risk, and overall price risk associated with certain mortgage assets as discussed below:

•

The Company is subject to interest rate risk in connection with its fixed rate debt. When market interest rates move, the market value of the Company’s debt is affected. To protect against this risk on certain debt issuances that the Company has elected to carry at fair value, the Company has entered into pay variable-receive fixed interest rate swaps (in addition to entering into certain non-derivative instruments) that decrease in value in a rising rate environment and increase in value in a declining rate environment. The Company is also exposed to interest rate risk associated with MSRs that the Company hedges at times with certain derivative financial instruments such as swaptions.

•

The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged by entering into cross currency swaps which are received as either euros or pound sterling/pay U.S. dollars. The foreign exchange rate impacts interest expense on the Consolidated Statement of Income while the impact of the economic hedging activity is included within trading account profits and commissions.

•

The Company enters into credit derivatives, primarily credit default swaps, to hedge credit risk associated with certain loans held within its Wholesale Banking and Wealth and Investment Management segments, which provide income in cases of default.

•

The Company also hedges overall price risk related to IRLCs, mortgage loans held for sale, and mortgage loans held for investment designated at fair value under SFAS No. 159. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing. Derivative instruments used include MBS options and forward sale agreements. The Company also entered into interest rate swaps, futures contracts, and eurodollar options to mitigate interest rate risk associated with IRLCs, mortgage loans held for sale, and mortgage loans held for investment designated at fair value under SFAS No. 159.

Trading Activities on Behalf of Clients

The Company also enters into various derivative contracts with its clients and generally manages the risk associated with these contracts within the framework of its value-at-risk (“VaR”) approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. These trading positions primarily include interest rate swaps, equity derivatives, credit default swaps, TRS, futures, options, and foreign currency contracts. Derivatives entered into on behalf of clients are accounted for as trading assets or liabilities and any gain or loss in market value is recorded in trading account profits and commissions. See Note 18, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements for specific discussion related to credit derivatives.

Note 18 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of December 31, 2008, approximately $17.9 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At December 31, 2008, the total loss exposure ceded to the Company was approximately $690 million; however, the maximum amount of loss exposure based on funds held in each separate trust account was limited to $246.4 million. Of this amount, $180.0 million of losses have been reserved for as of December 31, 2008, reducing our net loss exposure to $66.4 million. Future reported losses may exceed $66.4 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $66.4 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts beginning in 2009, and future premium income could be significantly curtailed to the extent we agree to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $58.8 million, $37.7 million and $27.5 million for each of the years ended December 31, 2008, 2007 and 2006, respectively, are reported as part of noninterest income. The related provision for losses, which total $180.0 million and $0.2 million for each of the years ended December 31, 2008 and 2007, respectively, is reported as part of noninterest expense. No losses were recorded in 2006.

As noted above, the reserve for estimated losses incurred under its reinsurance contracts totaled $180.0 million at December 31, 2008. Our evaluation of the required reserve amount includes an estimate of claims to be paid by the trust related to loans in default and as assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of December 31, 2008, which have characteristics as specified by FIN 45.

Visa

The Company issues and acquires credit and debit card transactions through the Visa, U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Class B Visa Inc. common stock to its financial institution members, including the Company, in contemplation of an initial public offering (“IPO”). In March 2008, Visa completed its IPO and upon the closing, approximately 2 million of SunTrust’s Class B shares were mandatorily redeemed. The Company received cash of $86.3 million in conjunction with the redemption, which was recorded as a gain in noninterest income. As of December 31, 2008, SunTrust had 3.2 million Class B shares remaining, the equivalent to 2.0 million Class A shares of Visa Inc. based on the current conversion factor, which is subject to adjustment depending on the outcome of certain specifically defined litigation. The Class B shares are not transferable until the latter of the third anniversary of the IPO closing, or the date which certain specifically defined litigation has been resolved; therefore, the Class B shares are classified in other assets and accounted for at their carryover basis, which is $0 as of December 31, 2008.

The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with the restructuring, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment or loss sharing agreements, the Company estimated the fair value of the net guarantee to be $76.9 million as of December 31, 2007 and $43.5 million as of December 31, 2008. Upon Visa’s IPO in March 2008, Visa funded $3.0 billion into an escrow account, established for the purposes of funding judgments in, or settlements of, the Litigation. In October 2008, Visa reached a settlement with Discover Financial Services related to a case within the covered Litigation and as a result, the Company estimated that the settlement incrementally added $20.0 million to the fair value of its guarantee liability. Following the Discover settlement, Visa funded an additional $1.1 billion to the escrow account during December. While the Company could be required to separately fund its proportionate share of the Litigation losses, it is expected that the escrow account will be used to pay all or a substantial amount of the losses. Therefore, for the year ending December 31, 2008, SunTrust recorded $53.4 million, its expected economic benefit associated with the $4.1 billion in escrow funding, as an offset to the guarantee liability and as a reduction to Visa litigation expense. A high degree of subjectivity was used in estimating the fair value of the guarantee obligation and the ultimate cost to the Company could be significantly higher or lower than the liability recorded as of December 31, 2008.

Letters of Credit

Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a client to a third party in borrowing arrangements, such as commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients and may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as financial standby, performance standby, or commercial letters of credit. Commercial letters of credit are specifically excluded from the disclosure and recognition requirements of FIN 45.

As of December 31, 2008 and December 31, 2007, the maximum potential amount of the Company’s obligation was $13.8 billion and $12.6 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $141.9 million and $112.4 million in other liabilities for unearned fees related to these letters of credit as of December 31, 2008 and December 31, 2007, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the bank is not a party. In all cases, the bank holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers and the management of risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit.

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates and purchases consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans or MSRs are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan or MSRs and absorb the loss if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM also maintains a liability for estimated losses on mortgage loans and MSRs that may be repurchased due to breach of general representations and warranties or purchasers’ rights under early payment default provisions. STM’s risk of repurchasing

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

loans under these guarantees is largely driven by borrower payment performance under the terms of the mortgage loans. As of December 31, 2008 and December 31, 2007, $100.5 million and $49.9 million, respectively, were accrued for these repurchases.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $31.8 million and $37.7 million as of December 31, 2008 and December 31, 2007, respectively. As contingent consideration in a business combination is not subject to the recognition and measurement provisions of FIN 45, the Company currently has no amounts recorded for these guarantees as of December 31, 2008. If required, these contingent payments will be payable at various times over the next five years.

Public Deposits

The Company holds public deposits of various states in which it does business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of FDIC insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Certain of the states in which the Company holds public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment, from the other banks holding public deposits in that state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring risk relative to the current economic environment and evaluating collateral requirements and therefore, the likelihood that the Company would have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.

Credit Derivatives

As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, credit default swaps (“CDS”), swap participations, and TRS. The Company accounts for these contracts as derivative instruments in accordance with the provisions of SFAS No. 133 and, accordingly, records these contracts at fair value, with changes in fair value recorded in trading account profits and commissions.

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of December 31, 2008, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are of high creditworthiness and have ISDA agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at December 31, 2008, the Company does not have any significant risk of making a non-recoverable payment on any written CDS. During 2008 and 2007, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At December 31, 2008, the written CDS had remaining terms of approximately one to seven years. The maximum guarantees outstanding at December 31, 2008 and 2007, as measured by the gross notional amounts of written CDS, were $190.8 million and $313.4 million, respectively. At December 31, 2008 and 2007, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

obligations of, the Company, were $245.2 million and $401.4 million, respectively. The fair values of the written CDS were $34.7 million and $11.6 million at December 31, 2008 and 2007, respectively, and the fair values of the purchased CDS were $45.8 million and $16.2 million at December 31, 2008 and 2007, respectively.

The Company writes swap participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its swap participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. At December 31, 2008, the average credit risk of the overall portfolio of obligors approximated investment grade, such that the Company does not believe that it is likely that it will be required to make payments on the swap participations. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. Further, during 2008 and 2007, the Company did not make any payments under its written swap participations. At December 31, 2008, the remaining terms on these swap participations generally ranged from one to ten years, with a weighted average on the maximum estimated exposure of 3.8 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $125.7 million and $18.3 million at December 31, 2008 and 2007, respectively. The fair values of the written swap participations were de minimis at December 31, 2008 and 2007. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. In certain of these contracts, the Company would be required to pay the depreciated value, if any, of an underlying reference asset upon termination of the TRS; in this manner, a TRS functions similar to a guarantee. However, the terms of the TRS would also entitle the Company to receive the appreciated value, if any, of the underlying reference asset, which is different from traditional guarantees. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is managed through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. At December 31, 2008 and 2007, the Company had $602.1 million and $38.0 million, respectively, of outstanding and offsetting TRS notional. The fair values of the TRS derivative liabilities were $166.6 million and $0.1 million at December 31, 2008 and 2007, respectively. The fair values of the offsetting TRS derivative assets at December 31, 2008 and 2007 were $171.0 million and $0.1 million, respectively, and related collateral held at December 31, 2008 and 2007 was $296.8 million and $77.7 million, respectively. As of December 31, 2008, the Company had decided to exit its TRS business, which will result in the underlying reference assets being sold and the outstanding TRS notional amounts being terminated. The Company has not incurred any losses on these unwinds to date and does not expect to incur any, as the TRS trades have been appropriately collateralized and payables and receivables resulting from depreciation or appreciation of the referenced assets will offset.

Other

In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. These transactions include those arising from securitization activities, underwriting agreements, merger and acquisition agreements, loan sales, contractual commitments, payment processing sponsorship agreements, and various other business transactions or arrangements. The extent of the Company’s obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company’s potential future liability under these arrangements is not determinable.

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the year ended ended December 31, 2008 and December 31,

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

2007, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH. See Note 21, “Contingencies,” to the Consolidated Financial Statements for a discussion regarding the offer to purchase ARS.

SunTrust Community Capital, LLC (“SunTrust Community Capital”), a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of December 31, 2008, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. As of December 31, 2008, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $38.6 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of December 31, 2008 and December 31, 2007, $11.5 million and $14.4 million, respectively, were accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At December 31, 2008, the Company owned $48.5 billion in residential mortgage loans and home equity lines, representing 38.2% of total loans, and an additional $18.3 billion in commitments to extend credit on home equity loans and $17.0 billion in mortgage loan commitments. At December 31, 2007, the Company had $47.7 billion in residential mortgage loans and home equity lines, representing 39.0% of total loans, and an additional $20.4 billion in commitments to extend credit on home equity loans and $12.9 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans, and low initial interest rate loans. As of December 31, 2008, the Company owned $16.8 billion of interest only loans, primarily with a 10 year interest only period. Approximately $1.9 billion of those loans had combined original loan to value ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $2.4 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $945.8 million and $591.6 million as of December 31, 2008 and December 31, 2007, respectively.

Note 20 – Fair Value Election and Measurement

As discussed in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements, SunTrust early adopted the fair value financial accounting standards SFAS Nos. 157 and 159 as of January 1, 2007. In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of actively traded or hedged assets or liabilities. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: fixed rate debt, loans and loans held for sale, brokered deposits, and trading loans. The following is a description of each financial asset and liability class as of December 31, 2008 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the financial assets and liabilities on a fair value basis.

Fixed Rate Debt

The debt that the Company initially elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133. As of December 31, 2008, the fair value of such fixed rate debt was comprised of $3.7 billion of fixed rate Federal Home Loan Bank advances and $3.5 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivative without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. This move to fair value introduced earnings volatility due to changes in the Company’s credit spread that was not required to be valued under the SFAS No. 133 hedge designation. Most of the debt, along with certain of the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding; however, in February 2009, the Company repaid all of the FHLB advances outstanding and closed out its exposures on the interest rate swaps. Approximately $150.3 million of FHLB stock was redeemed in conjunction with the repayment of the advances.

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

During the year ended December 31, 2008, the Company consummated two fixed rate debt issuances and repurchased certain debt carried at fair value. On March 4, 2008, the Company issued $685 million of trust preferred securities, which carried a fixed coupon rate of 7.875% and had a term of 60 years. The Company did not enter into any derivatives to hedge this debt and, therefore, did not elect to carry the debt at fair value. On March 17, 2008, the Company issued $500 million of subordinated notes, which carried a fixed coupon rate of 7.25% and had a term of 10 years. The Company entered into interest rate swaps in connection with this debt issuance and, as a result, elected to carry this debt at fair value. During the year ended December 31, 2008, $294.2 million of the Company’s fair value debt matured, and the Company repurchased principal amounts of approximately $384 million of debt carried at fair value to mitigate volatility from credit spread changes.

In September 2008, the Federal Reserve Bank of Boston (the “Fed”) instituted the ABCP MMMF Liquidity Facility program (the “Program”) that allows eligible depository institutions, bank holding companies and affiliated broker/dealers to purchase certain asset-backed commercial paper (“ABCP”) from certain money market mutual funds (the “MMMF”). These purchases will be made by the participating institution at a price equal to the MMMF’s amortized cost. The Fed will then make a fixed rate non-recourse loan to the participating institution that will mature on the same date as the ABCP that was purchased with a specific draw. As of December 31, 2008, SunTrust Robinson Humphrey (“STRH”) owned $400 million of eligible ABCP at a price of $399.6 million. At December 31, 2008, this ABCP had a weighted average maturity of 9 days and a risk weighting of 0% for regulatory capital purposes. Per the terms of the Program, STRH also had outstanding loans from the Fed in the amount of $399.6 million. Subsequent to December 31, 2008 all of this ABCP matured, STRH collected 100% of the par amount of this ABCP from the issuer and repaid the loan to the Fed. At December 31, 2008, this ABCP was classified within trading assets and carried at fair value, and the loans from the Fed were elected to be carried at fair value pursuant to the provisions of SFAS No. 159 and classified within other short-term borrowings. Because of the non-recourse nature of the loan, the Company did not recognize through earnings any differences in fair value between the loans and the ABCP.

Brokered Deposits

Prior to adopting SFAS No. 159, the Company had adopted the provisions of SFAS No. 155 and elected to carry certain certificates of deposit at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that are generally not clearly and

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Loans and Loans Held for Sale

In the second quarter of 2007, the Company began recording at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chose to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. For the year ended December 31, 2008, approximately $112.1 million of loan origination fees were recognized in noninterest income and approximately $110.7 million of loan origination costs were recognized in noninterest expense due to this fair value election. For the year ended December 31, 2007, approximately $79.4 million of loan origination fees were recognized in noninterest income and approximately $78.4 million of loan origination costs were recognized in noninterest expense due to this fair value election. The servicing value, which had been recorded as MSRs at the time the loan was sold, is now included in the fair value of the loan and initially recognized at the time the Company enters into IRLCs with borrowers. The Company began using derivatives to economically hedge changes in servicing value as a result of including the servicing value in the fair value of the loan. The mark to market adjustments related to loans held for sale and the associated economic hedges is captured in mortgage production income.

In the normal course of business, the Company may elect to transfer certain fair valued mortgage loans held for sale to mortgage loans held for investment. During the year ended December 31, 2008, $83.9 million of such loans were transferred from mortgage loans held for sale to mortgage loans held for investment due to a change in management’s intent with respect to these loans based on the limited marketability of these loans given the lack of liquidity for certain loan types.

On May 1, 2008, SunTrust acquired 100% of the outstanding common shares of GB&T. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans. SunTrust elected to account for at fair value, in accordance with SFAS No. 159, $171.6 million of the acquired loans, which were classified as nonaccrual, in order to eliminate the complexities of accounting for the loans under Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Upon acquisition, the loans had a fair value of $111.1 million. On December 31, 2008, primarily as a result of paydowns, payoffs and transfers to OREO, the loans had a fair value of $31.2 million.

Trading Loans

The Company often maintains a portfolio of loans that it trades in the secondary market. Pursuant to the provisions of SFAS No. 159, the Company elected to carry certain trading loans at fair value in order to reflect the active management of these positions. Subsequent to the initial adoption, additional loans were purchased and recorded at fair value as part of the Company’s normal loan trading activities. As of December 31, 2008, approximately $248.9 million of trading loans were outstanding.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

In addition to loans carried at fair value in connection with the Company’s loan trading business, the Company has also elected to carry short-term loans made in connection with its total return swap business at fair value. At December 31, 2008, the Company had approximately $603.4 million of such short-term loans carried at fair value, which are included in trading assets.

Valuation Methodologies and Fair Value Hierarchy

The primary financial instruments that the Company carries at fair value include securities, derivative instruments, fixed rate debt, loans and loans held for sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157. Financial instruments that have significant unobservable trading activity (i.e., inactive markets) or where indicative third party prices contain wide bid/ask spreads were classified as level 3 instruments due to the significance of the unobservable inputs, namely credit and liquidity risk, in estimating the fair value. The values provided by third party sources were generally based on proprietary models or non-binding broker price indications that estimated the credit and liquidity risk.

A market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. If limited trading activity existed and few market participants were willing to transact, as evidenced by wide bid/ask spreads, non-binding indicative bids, or the nature of the market participants, the market was considered to be inactive. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction, and included considerations of illiquidity in the current market environment.

Level 3 Instruments

SunTrust used significant unobservable inputs (level 3) to fair value certain financial and non-financial instruments as of December 31, 2008. The need to use unobservable inputs generally results from the lack of market liquidity, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. More specifically, the ABS market, certain residential loan markets, and debt markets have experienced significant dislocation and illiquidity in both new issues and secondary trading. It is reasonably likely that this market volatility will continue as a result of a variety of factors, including but not limited to economic conditions, the restructuring of structured investment vehicles (“SIVs”), and third party sales of securities, some of which could be large-scale.

The Company’s level 3 securities available for sale totals approximately $1.5 billion at December 31, 2008 and include certain municipal bond securities and Federal Home Loan Bank and Federal Reserve Bank stock, which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $934 million at December 31, 2008. Level 3 trading assets also include the Coke common stock forward sale derivative valued at approximately $249.5 million at December 31, 2008, as well as approximately $674 million of SBA loans and pooled securities whose payment is guaranteed by the U.S. government. The Company’s remaining level 3 securities, both trading assets and available for sale securities, totals approximately $1 billion at December 31, 2008 and are predominantly residual and other interests retained from Company-sponsored participations or securitizations of commercial loans and residential mortgage loans, investments in SIVs, ARS, MBS and ABS collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable.

ARS purchased since the auction rate market began failing in February 2008 have all been considered level 3 securities. The Company classifies ARS as either available for sale or trading securities. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning ARS market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, however, these ARS do not benefit from back-up liquidity lines or letters of credit, and therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future. The combination of materially increased tenors, capped interest rates, and general market illiquidity has had a significant impact on the risk profiles and market values of these securities, and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Residual interests and other retained interests classified as securities available for sale or trading securities, are valued based on internal models which incorporate assumptions, such as prepayment speeds and estimated credit losses, which are not market observable. Generally, the Company attempts to obtain pricing for its securities from a third party pricing provider or third party brokers who have experience in valuing certain investments, as this level of evidence is the strongest support for the fair value of these instruments, absent current security specific market activity. This pricing may be used as either direct support for the Company’s valuation or used to validate outputs from the Company’s own proprietary models. However, the distressed market conditions have impacted the Company’s ability to obtain third party pricing data for many of its financial instruments. Even when third party pricing has been available, the limited trading activity and illiquidity resulting from current market conditions has challenged the observability of these quotations. When observable market data for these instruments is not available, SunTrust will use industry-standard or proprietary models to estimate fair value and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

As disclosed in the tabular level 3 rollforwards, during the year ended December 31, 2008, the Company transferred certain trading assets and available for sale securities into level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. Transfers into level 3 included the majority of its ABS and private MBS as market illiquidity continued to move up the capital structures from the subordinate positions to the senior positions in these transactions, virtually making the entire capital structure illiquid and increasing the Company’s reliance on unobservable inputs to value the positions. The transfers into level 3 were not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings, although the factors necessitating the transfer may lead to modifications in the valuation approach. Transfers into level 3 are generally assumed to be as of the beginning of the quarter in which the transfer occurred while transfers out of level 3 are generally assumed to occur as of the end of the quarter in which the transfer occurred.

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading activity in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing alternative valuation methodologies to determine the fair value of the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include modeling of the underlying cash flows and/or obtaining certain levels of broker pricing, when available, and extrapolating this data across the larger loan population. This extrapolation includes recording additional liquidity adjustments, when necessary, and valuation estimates of underlying collateral to accurately reflect the price the Company believes it would receive if the loans were sold.

As disclosed in the tabular level 3 rollforwards, during the year ended December 31, 2008, the Company transferred certain mortgage loans held for sale into level 3 based on secondary market illiquidity and the resulting reduction of observable market data for certain non-agency loans requiring increased reliance on unobservable inputs. The transfers into level 3 were not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings.

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

The publicly-issued, fixed rate debt that the Company has elected to carry at fair value is valued by obtaining quotes from a third party pricing service and utilizing broker quotes to corroborate the reasonableness of those marks. In addition, information from market data of recent observable trades and indications from buy side investors, if available, are taken into consideration as additional support for the mark. During the third and fourth quarters of 2008, there were few trades to reference, and therefore, given the continued decline in liquidity for these types of instruments, both in the

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

secondary markets and for primary issuances, this debt was transferred from a level 2 to a level 3 classification in the fair value hierarchy effective July 1, 2008. The transfer into level 3 was not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings.

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

The fair value of MSRs is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets in the valuation hierarchy. As of December 31, 2008, the Company recognized an MSR valuation allowance in the amount of $370.0 million as a result of impairment. As of December 31, 2007, no MSR valuation allowance was recognized as a result of impairment.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating systems utilize counterparty specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. The approved counterparties are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $23.1 million and $6.9 million as of December 31, 2008 and 2007, respectively.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs discussed herein. In addition, the equity forward agreements (the “Agreements”) the Company entered into related to its Coke stock are level 3 instruments within the fair value hierarchy of SFAS No. 157, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke, interest rates, and the dividend rate on Coke. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry initial terms of approximately six and a half and seven years and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At December 31, 2008, the Agreements’ fair value represented an asset position for the Company of approximately $249.5 million.

Certain level 3 assets include non-financial assets such as affordable housing properties, private equity investments, and intangible assets that are measured on a non-recurring basis based on third party price indications or the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

For loan products that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the year ended December 31, 2008, SunTrust recognized a loss on loans accounted for at fair value of approximately $46.6 million, due to changes in fair value attributable to borrower-specific credit risk. Due to the fact that an insignificant percentage of the loans carried at fair value during the year ended December 31, 2007 were on nonaccrual status or past due or had other characteristics generating borrower-specific credit risk, the Company did not ascribe any significant fair value changes to borrower-specific credit risk during that period. In addition to borrower-specific credit risk, there are other, more significant variables that will drive changes in the fair value of the loans, including changes in interest rates and general conditions in the principal markets for the loans.

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates, based on credit spreads from actual or estimated trading levels of the debt. Prior to the second quarter of 2008, the Company had estimated the impacts of its own credit spreads over LIBOR; however, given the volatility in the interest rate markets during 2008, the Company analyzed the difference between using U.S. Treasury rates and LIBOR. While the historical analysis indicated only minor differences, the Company believes that beginning in the second quarter of 2008 a more accurate depiction of the impacts of changes in its own credit spreads is to base such estimation on the U.S. Treasury rate, which reflects a risk-free interest rate. Further supporting this decision, LIBOR has recently exhibited extreme volatility and remained at elevated levels due to the global credit crisis. A reason the Company had selected LIBOR in the past was due to the presence of LIBOR-based interest rate swap contracts that the Company had historically used to hedge its interest rate exposure on these debt instruments under SFAS No. 133. The Company may, however, also purchase fixed rate trading securities in an effort to hedge its fair value exposure to its fixed rate debt. The Company may also continue to use interest rate swap contracts to hedge interest exposure on future fixed rate debt issuances pursuant to the provisions of SFAS No. 133. The Company recognized a gain of approximately $398.1 million for the year ended December 31, 2008, and a gain of approximately $157.5 million for the year ended December 31, 2007, due to changes in its own credit spread on its public debt as well as its brokered deposits. Credit spreads widened throughout 2008 in connection with the continued deterioration of the broader financial markets and in the financial services industry, in particular.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

		Fair Value Measurements at December 31, 2008, Using			Fair Value Gain/(Loss) for the Year Ended December 31, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Assets/Liabilities Measured at Fair Value December 31, 2008	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[2]
Assets
Trading assets	$10,396,269	$149,321	$8,855,563	$1,391,385	($6,598)	$-	($6,598)
Securities available for sale	19,696,537	1,485,364	16,721,569	1,489,604	-	-	-
Loans held for sale	2,424,432	-	1,936,987	487,445	-	268,386[3]	268,386
Loans	270,342	-	-	270,342	(4,195)	(26,066)	(30,261)
Other assets [1]	109,600	775	35,231	73,594	-	-	-

Liabilities
Brokered deposits	587,486	-	587,486	-	46,007	-	46,007
Trading liabilities	3,240,784	440,436	2,800,348	-	-	-	-
Other short-term borrowings	399,611	-	399,611	-	-	-	-
Long-term debt	7,155,684	-	3,659,423	3,496,261	(65,322)	-	(65,322)
Other liabilities [1]	72,911	-	71,738	1,173	-	-	-

[1]

This amount includes IRLCs and derivative financial instruments entered into by the Mortgage line of business to hedge its interest rate risk. Beginning in 2008, IRLCs were recorded gross, instead of net, in other assets or liabilities.

[2]

Changes in fair value for the year ended December 31, 2008 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities. For the year ended December 31, 2008, the changes in fair value related to accrued interest income on loans and loans held for sale were a decrease of $0.1 million and $3.0 million, respectively. For the year ended December 31, 2008, the changes in fair value related to accrued interest expense on brokered deposits and long-term debt were an increase of approximately $18.7 million and $0.4 million, respectively.

[3]	For the year ended December 31, 2008, these amounts include $464.6 million related to MSR assets recognized upon the sale of the loans.

		Fair Value Measurements at December 31, 2007, Using			Fair Value Gain/(Loss) for the Year Ended December 31, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Assets/Liabilities Measured at Fair Value December 31, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Account Profits and Commissions	Mortgage Production Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	$10,518,379	$294,412	$7,273,822	$2,950,145	($151,695)	$-	($151,695)
Securities available for sale	16,264,107	2,815,488	12,578,912	869,707	-	-	-
Loans held for sale	6,325,160	-	5,843,833	481,327	-	81,561[2]	81,561
Loans	220,784	-	-	220,784	-	(1,712)	(1,712)
Other assets[3]	69,405	2,781	66,624	-	-	-	-

Liabilities
Brokered deposits	234,345	-	234,345	-	7,686	-	7,686
Trading liabilities	2,160,385	592,678	1,567,707	-	-	-	-
Long-term debt	7,446,980	-	7,446,980	-	(70,927)	-	(70,927)
Other liabilities[3]	56,189	73	36,513	19,603	-	-	-

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

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with loans held for sale or MSRs. With respect to loans held for sale, the changes in fair value of the economic hedges were also recorded in mortgage production related income and substantially offset the change in fair value of the financial assets referenced in the table below. The Company’s economic hedging activities for loans held for sale are deployed at the portfolio level.

		Fair Value Measurement at December 31, 2008, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
Loans Held for Sale [1]	$839,758	-	$738,068	$101,690	($68,154)
MSRs [2]	794,783	-	-	794,783	(370,000)
OREO [3]	500,481	-	500,481	-	(54,450)
Affordable Housing [3]	471,156	-	-	471,156	-
Loans [4]	178,692	-	178,692	-	(34,105)
Other Assets [5]	45,724	-	-	45,724	-
Other Intangible Assets [6]	17,298	-	-	17,298	-

[1]	These balances are measured at the lower of cost or market in accordance with SFAS No. 65 and SOP 01-6.
[2]	These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 140, as amended. MSRs are stratified for the purpose of impairment testing.
[3]

These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 144. Affordable housing was impacted by a $19.9 million impairment charge recorded during the year ended December 31, 2008.

[4]

These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral as described in SFAS No. 114 and were impacted by a $34.1 million impairment charge recorded during the year ended December 31, 2008.

[5]

These balances are measured at fair value on a non-recurring basis in accordance with APB No. 18 and were impacted by a $27.2 million impairment charge recorded during the year ended December 31, 2008.

[6]

These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 142 and SFAS No. 144 and were impacted by a $45.0 million impairment charge recorded during the second quarter of 2008.

		Fair Value Measurement at December 31, 2007, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance
Loans Held for Sale [1]	$1,476,425	$-	$1,155,347	$321,078	($81,054)
OREO[2]	183,753	-	183,753	-	(12,393)
Affordable Housing [2]	544,160	-	-	544,160	-

[1]	These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 65.
[2]

These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 144. There was a $63.4 million impairment recorded on Affordable Housing during the year ended December 31, 2007.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2008 and 2007, approximately $48.5 million and $105.7 million, respectively, of leases held for sale were included in loans held for sale in the Consolidated Balance Sheets and were not eligible for fair value election under SFAS No. 159.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets		Securities Available for Sale		Loans Held for Sale		Loans		Long-term Debt
Beginning balance January 1, 2008	$2,950,145		$869,707		$481,327		$220,784		$-
Total gains/(losses) (realized/unrealized):
Included in earnings	(401,347)[1,5]		(80,251	) [2,5]	(60,114	) [3]	(30,261	) [4]	(52,600	) [1]
Included in other comprehensive income	249,547	[6]	(20,708)		-		-		-
Purchase accounting adjustments	-		-		-		5,141		-
Purchases and issuances	414,936		193,054		-		112,153		-
Settlements	(50,682)		(70,643)		-		-		-
Sales	(1,628,149)		(116,555)		(34,049)		-		-
Repurchase of debt	-		-		-		-		151,966
Paydowns and maturities	(852,052)		(164,230)		(216,861)		(57,537)		-
Transfers from loans held for sale to loans held in portfolio	-		-		(83,894)		(83,894)		-
Loan foreclosures transferred to other real estate owned	-		-		(5,884)		(63,832)		-
Level 3 transfers, net	708,987		879,230		406,920		-		(3,595,627)

Ending balance December 31, 2008	$1,391,385		$1,489,604		$487,445		$270,342		($3,496,261)

The amount of total losses for the year ended December 31, 2008 included in earnings attributable to the change in unrealized gains/(losses) relating to instruments still held at December 31, 2008	($208,377	) [1]	($45,098	) [2]	($70,975	) [3]	($26,804	) [4]	($52,699	) [1]

[1]	Amounts included in earnings are recorded in trading account profits and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are recorded in mortgage production related income.
[4]

Amounts are generally included in mortgage production income except $4.2 million in the year ended December 31, 2008, related to loans acquired in the GB&T acquisition. The mark on the loans is included in trading account profits and commissions.

[5]	Amounts included in earnings do not include losses accrued as a result of the ARS settlement discussed in Note 21 “Contingencies,” to the Consolidated Financial Statements.
[6]

Amount recorded in other comprehensive income is the effective portion of the Cash Flow hedges related to the Company’s forward sale of its shares of the Coca-Cola Company stock as discussed in Note 17 “Derivative Financial Instruments,” to the Consolidated Financial Statements.

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets		Securities Available for Sale	Loans Held for Sale		Loans
Beginning balance January 1, 2007	$24,393		$734,633	$-		$-
Total gains/losses (realized/unrealized):
Included in earnings	(518,242	) [1]	-	(15,528	) [2]	(60	) [2]
Included in other comprehensive income	-		416	-		-
Purchases and issuances	2,586,901		90,605	2,786		-
Settlements	(11,149)		(27,604)	-		-
Sales	(49,550)		-	-		-
Paydowns and maturities	(66,361)		(34,152)	(2,498)		-
Transfers from loans held for sale to loans held in portfolio	-		-	(219,461)		219,461
Transfers into Level 3	984,153		105,809	716,028		1,383

Ending balance December 31, 2007	$2,950,145		$869,707	$481,327		$220,784

The amount of total gains/(losses) for the twelve months ended December 31, 2007 included in earnings attributable to the change in unrealized gains/(losses) relating to instruments still held at December 31, 2007	($518,242	) [1]	$-	($15,528	) [2]	($60	) [2]

[1]	Amounts included in earnings are recorded in trading account profits and commissions.
[2]	Amounts included in earnings are recorded in mortgage production related income.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

The following tables show a reconciliation of the beginning and ending balances for fair valued other assets/(liabilities), which are IRLCs on residential mortgage loans held for sale, measured using significant unobservable inputs:

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance January 1, 2008	($19,603)
Included in earnings: [1]
Issuances (inception value)	491,170
Fair value changes	(71,127)
Expirations	(143,701)
Settlements of IRLCs and transfers into closed loans	(184,318)

Ending balance December 31, 2008 [2]	$72,421

[1]	Amounts included in earnings are recorded in mortgage production related income.
[2]	The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at December 31, 2008.

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance January 1, 2007	($29,633)
Included in earnings: [1]
Issuances (inception value)	(183,336)
Fair value changes	(115,563)
Expirations	91,458
Settlements of IRLCs and transfers into closed loans	217,471

Ending balance December 31, 2007 [2]	($19,603)

[1]	Amounts included in earnings are recorded in mortgage production related income.
[2]	The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at December 31, 2007.

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of trading assets, loans, loans held for sale, brokered deposits, and long-term debt instruments for which the fair value option has been elected. For loans and loans held for sale for which the fair value option has been elected, the tables also includes the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in thousands)	Aggregate Fair Value December 31, 2008	Aggregate Unpaid Principal Balance under FVO December 31, 2008	Fair value over/(under) unpaid principal
Trading assets	$852,300	$861,239	($8,939)
Loans	222,221	247,098	(24,877)
Past due loans of 90 days or more	2,018	2,906	(888)
Nonaccrual loans	46,103	81,618	(35,515)
Loans held for sale	2,392,286	2,408,392	(16,106)
Past due loans of 90 days or more	4,663	7,222	(2,559)
Nonaccrual loans	27,483	47,228	(19,745)
Brokered deposits	587,486	627,737	(40,251)
Long-term debt	7,155,684	6,963,085	192,599

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands)	Aggregate Fair Value December 31, 2007	Aggregate Unpaid Principal Balance under FVO December 31, 2007	Fair value over/(under) unpaid principal
Trading assets	$444,774	$442,624	$2,150
Loans	220,784	229,473	(8,689)
Loans held for sale	6,314,106	6,248,541	65,565
Past due loans of 90 days or more	5,213	6,140	(927)
Nonaccrual loans	5,841	7,316	(1,475)
Brokered deposits	234,345	237,205	(2,860)
Long-term debt	7,446,980	7,316,750	130,230

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at December 31 were as follows:

	2008				2007
(Dollars in thousands)	Carrying Amount	Fair Value			Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$6,637,402	$6,637,402	(a	)	$5,642,601	$5,642,601	(a	)
Trading assets	10,396,269	10,396,269	(b	)	10,518,379	10,518,379	(b	)
Securities available for sale	19,696,537	19,696,537	(b	)	16,264,107	16,264,107	(b	)
Loans held for sale	4,032,128	4,032,128	(c	)	8,851,695	8,853,694	(c	)
Total loans	126,998,443	126,998,443			122,318,994	122,318,994
Interest/credit adjustment	(2,350,996)	(4,369,121)			(1,282,504)	(1,050,039)

Subtotal	124,647,447	122,629,322	(d	)	121,036,490	121,268,955	(d	)
Market risk/liquidity adjustment	-	(11,731,290)			-	-

Loans, net	$124,647,447	$110,898,032	(d	)	$121,036,490	$121,268,955	(d	)

Financial liabilities
Consumer and commercial deposits	$105,275,707	$105,770,657	(e	)	$101,870,025	$101,889,709	(e	)
Brokered deposits	7,667,167	7,586,427	(f	)	11,715,024	11,693,673	(f	)
Foreign deposits	385,510	385,510	(f	)	4,257,601	4,257,738	(f	)
Short-term borrowings	9,479,750	9,479,750	(f	)	12,200,820	12,200,820	(f	)
Long-term debt	26,812,381	25,878,644	(f	)	22,956,508	22,733,420	(f	)
Trading liabilities	3,240,784	3,240,784	(b	)	2,160,385	2,160,385	(b	)

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments. See “Level 3 Instruments” in this footnote for a more detailed discussion of the methods and assumptions used to value the Company’s Level 3 instruments:

(a)	Cash and cash equivalents are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

(b)	Securities available for sale, trading assets and trading liabilities are valued based on quoted market prices or, if quoted market prices are not available, on quoted market prices of comparable instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require.

(c)	Loans held for sale are valued based on observable current market prices or, if quoted market prices are not available, on quoted market prices of comparable instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require.

(d)

Loan fair values are based on a hypothetical exit price, which does not represent the estimated intrinsic value of the loan if held for investment. The assumptions used are expected to approximate those that a market participant purchasing the loans would use to value the loans, including a market risk premium and liquidity discount.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Estimating the fair value of the loan portfolio when loan sales and trading markets are illiquid, or for certain loan types, nonexistent, requires significant judgment. Therefore, the estimated fair value can vary significantly depending on a market participant’s ultimate considerations and assumptions. The final value yields a market participant’s expected return on investment that is indicative of the current distressed market conditions, but it does not take into consideration the Company’s estimated value from continuing to hold these loans or its lack of willingness to transact at these estimated values.

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of approximately 98% on the loan portfolio’s net carrying value. The initial estimated value in 2008 is a function of higher credit spreads, partially offset by lower risk-free interest rates. However, the value derived from origination rates at the end of 2008 likely does not represent an exit price due to the current distressed market conditions; therefore, an incremental market risk and liquidity discount ranging from 3% to 20%, depending on the nature of the loan, was subtracted from the initial value in 2008 to reflect the illiquid and distressed market conditions as of December 31, 2008. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The carrying amount of accrued interest approximates its fair value. The value of long-term customer relationships is not permitted under U.S. GAAP to be included in the estimated fair value.

(e)	Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long-term relationships with depositors is not taken into account in estimating fair values.

(f)	Fair values for foreign deposits, brokered deposits, short-term borrowings, and long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments.

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

In September 2008, STRH and STIS entered into an “agreement in principle” with the Financial Industry Regulatory Authority (“FINRA”) related to the sales and brokering of ARS by STRH and STIS regardless whether any claims have been asserted by the investor. This agreement is non-binding and is subject to the negotiation of a final settlement. At this time there is no final settlement with FINRA. Notwithstanding that fact, the Company announced in November that it will move forward with ARS repurchases from essentially the same categories of investors who would have been covered by the original term sheet with FINRA. Additionally, the Company has elected to purchase ARS from certain other investors not addressed by the agreement. The Company expects the majority of the purchases will be completed by the end of the first quarter of 2009, and it is possible that the purchases may be complete prior to any final settlement with FINRA. The total par amount of ARS the Company expects to purchase is approximately $743 million, although the Company expects that calls or redemptions of certain of the ARS could occur before or shortly after purchase by the Company which would reduce this amount slightly. The fair value of ARS purchased pursuant to the pending settlement, net of calls and any fair value changes is approximately $133.1 million and $48.2 million in trading securities and available for sale securities, respectively, at December 31, 2008. The Company has determined that it has a probable loss pursuant to the provisions of SFAS No. 5 that could be reasonably estimated at December 31, 2008 as the difference between the par amount and the estimated fair value of ARS that the Company believes it will likely purchase from investors. This amount may change by the movement in fair

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

market value of the underlying investment and therefore, can be impacted by changes in the performances of the underlying obligor or collateral as well as general market conditions. The total loss recognized as of December 31, 2008 was approximately $177.7 million, which is comprised of losses on probable future purchases, losses on ARS classified as trading securities that were purchased from investors through December 31, 2008 and estimated fines levied against STRH and STIS by various federal and state agencies. This loss is classified in trading account profits/(losses) and commissions on the Consolidated Statement of Income. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

Note 22 - Business Segment Reporting

The Company has four business segments used to measure business activities: Retail and Commercial, Wholesale, Wealth and Investment Management, and Mortgage with the remainder in Corporate Other and Treasury.

Retail and Commercial serves consumers, businesses with up to $100 million in annual revenue, government/not-for-profit enterprises, and provides services for the clients of the Company’s other businesses. Clients are serviced through an extensive network of traditional and in-store branches, ATMs, the Internet and the telephone.

Wholesale’s primary businesses include Middle Market, which serves commercial clients with $100 million to $750 million in annual revenue, Corporate Banking, which serves clients with greater than $750 million in annual revenue, Commercial Real Estate, which serves commercial and residential developers and investors, and SunTrust Robinson Humphrey, which offers capital market products and services to its clients.

Mortgage offers residential mortgage products nationally through its retail, broker, and correspondent channels. These products are either sold in the secondary market, primarily with servicing rights retained, or held as whole loans in the Company’s residential loan portfolio. The line of business services loans for its own residential mortgage portfolio as well as for others. Additionally, the line of business generates revenue through its tax service subsidiary (ValuTree Real Estate Services, LLC) and the Company’s captive reinsurance subsidiary (Twin Rivers Insurance Company).

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices LLC, Institutional Investment Solutions, and RidgeWorth Capital Management.

In addition, the Company reports Corporate Other and Treasury, which includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. Other components include Enterprise Information Services, which is the primary data processing and operations group, the Corporate Real Estate group, Marketing, SunTrust Online, Human Resources, Finance, Corporate Risk Management, Legal and Compliance, Branch Operations, Corporate Strategies, Procurement, and Executive Management. Finally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

Because the business segment results are presented based on management accounting practices, the transition to the consolidated results, which are prepared under U.S. GAAP, creates certain differences, which are reflected in Reconciling Items.

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

•

Provision for loan losses - Represents net charge-offs by segment. The difference between the total segment net charge-offs and the consolidated provision for loan losses is reported in Reconciling Items.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

•

Provision for income taxes - Calculated using a nominal income tax rate for each segment. This calculation includes the impact of various income adjustments, such as the reversal of the fully taxable-equivalent gross up on tax-exempt assets, tax adjustments and credits that are unique to each business segment. The difference between the calculated provision for income taxes at the total segment level and the consolidated provision for income taxes is reported in Reconciling Items.

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

	Twelve Months Ended December 31, 2008
(Dollars in thousands)	Retail and Commercial	Wholesale	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,603,247	$46,454,855	$41,980,502	$8,943,745	$19,696,253	$169,663	$175,848,265
Average total liabilities	84,460,577	17,261,054	2,767,244	10,040,018	42,905,700	(67,239)	157,367,354
Average total equity	-	-	-	-	-	18,480,911	18,480,911

Net interest income	$2,582,613	$499,898	$456,268	$331,919	$143,363	$605,595	$4,619,656
Fully taxable-equivalent adjustment (FTE)	34,404	64,825	-	31	18,227	-	117,487

Net interest income (FTE)[1]	2,617,017	564,723	456,268	331,950	161,590	605,595	4,737,143
Provision for loan losses[2]	878,983	167,429	491,280	26,895	(160)	909,788	2,474,215

Net interest income after provision for loan losses	1,738,034	397,294	(35,012)	305,055	161,750	(304,193)	2,262,928
Noninterest income	1,352,665	649,193	435,954	951,466	1,098,433	(14,248)	4,473,463
Noninterest expense	2,623,157	818,870	1,333,082	960,735	168,782	(14,225)	5,890,401

Net income/(loss) before taxes	467,542	227,617	(932,140)	295,786	1,091,401	(304,216)	845,990
Provision (benefit) for income taxes[3]	160,917	10,322	(370,360)	108,921	260,799	(120,382)	50,216

Net income/(loss)	$306,625	$217,295	($561,780)	$186,865	$830,602	($183,834)	$795,774

	Twelve Months Ended December 31, 2007
(Dollars in thousands)	Retail and Commercial	Wholesale	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,591,299	$39,421,580	$45,554,067	$8,898,787	$23,747,010	$1,582,775	$177,795,518
Average total liabilities	84,525,396	12,391,317	2,718,817	10,434,414	49,821,210	96,351	159,987,505
Average total equity	-	-	-	-	-	17,808,013	17,808,013

Net interest income	$2,798,040	$517,752	$523,253	$352,198	($169,026)	$697,327	$4,719,544
Fully taxable-equivalent adjustment (FTE)	36,910	47,851	-	54	17,837	28	102,680

Net interest income (FTE)[1]	2,834,950	565,603	523,253	352,252	(151,189)	697,355	4,822,224
Provision for loan losses[2]	285,840	46,923	81,157	8,519	404	242,079	664,922

Net interest income after provision for loan losses	2,549,110	518,680	442,096	343,733	(151,593)	455,276	4,157,302
Noninterest income	1,250,027	480,964	365,752	812,874	542,863	(23,796)	3,428,684
Noninterest expense	2,562,938	812,434	823,946	1,013,500	44,673	(23,714)	5,233,777

Net income/(loss) before taxes	1,236,199	187,210	(16,098)	143,107	346,597	455,194	2,352,209
Provision (benefit) for income taxes[3]	445,705	(8,876)	(21,539)	54,816	89,918	158,170	718,194

Net income	$790,494	$196,086	$5,441	$88,291	$256,679	$297,024	$1,634,015

	Twelve Months Ended December 31, 2006
(Dollars in thousands)	Retail and Commercial	Wholesale	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,519,264	$38,268,531	$42,014,600	$8,927,391	$30,553,856	$2,031,504	$180,315,146
Average total liabilities	84,394,130	12,007,649	2,151,683	10,021,909	54,267,154	(74,119)	162,768,406
Average total equity	-	-	-	-	-	17,546,740	17,546,740

Net interest income	$2,889,337	$554,326	$598,491	$373,306	($143,225)	$388,230	$4,660,465
Fully taxable-equivalent adjustment (FTE)	40,278	32,229	-	71	15,437	(49)	87,966

Net interest income (FTE)[1]	2,929,615	586,555	598,491	373,377	(127,788)	388,181	4,748,431
Provision for loan losses[2]	110,595	122,412	8,748	3,697	641	16,443	262,536

Net interest income after provision for loan losses	2,819,020	464,143	589,743	369,680	(128,429)	371,738	4,485,895
Noninterest income	1,194,605	767,087	379,425	1,100,467	52,692	(25,904)	3,468,372
Noninterest expense	2,549,641	759,148	601,671	1,007,310	(13,950)	(23,960)	4,879,860

Net income/(loss) before taxes	1,463,984	472,082	367,497	462,837	(61,787)	369,794	3,074,407
Provision (benefit) for income taxes[3]	534,055	95,652	124,681	172,064	(98,575)	129,059	956,936

Net income	$929,929	$376,430	$242,816	$290,773	$36,788	$240,735	$2,117,471

[1]	Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the segments.
[3]	Includes regular income tax provision and taxable-equivalent income adjustment reversal.

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 23 - Accumulated Other Comprehensive Income

(Dollars in thousands)	Pre-tax Amount	Income Tax (Expense) Benefit	After-tax Amount
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, January 1, 2006	$1,417,992	($479,901)	$938,091
Unrealized net gain on securities	474,003	(180,121)	293,882
Unrealized net gain on derivatives	52,674	(20,016)	32,658
Change related to employee benefit plans	9,482	(3,603)	5,879
Adoption of SFAS No. 158	(621,011)	235,984	(385,027)
Reclassification adjustment for realized gains and losses on securities	59,499	(22,610)	36,889
Reclassification adjustment for realized gains and losses on derivatives	5,770	(2,193)	3,577

Accumulated other comprehensive income, December 31, 2006	1,398,409	(472,460)	925,949
Unrealized net gain on securities	666,387	(253,227)	413,160
Unrealized net gain on derivatives	240,816	(91,510)	149,306
Change related to employee benefit plans	113,550	(43,149)	70,401
Adoption of SFAS No. 159	231,211	(83,837)	147,374
Pension plan changes and resulting remeasurement	128,560	(48,853)	79,707
Reclassification adjustment for realized gains and losses on securities	(272,861)	103,687	(169,174)
Reclassification adjustment for realized gains and losses on derivatives	(15,442)	5,868	(9,574)

Accumulated other comprehensive income, December 31, 2007	2,490,630	(883,481)	1,607,149
Unrealized net gain on securities	(238,013)	186,343	(51,670)
Unrealized net gain on derivatives	1,337,260	(535,772)	801,488
Change related to employee benefit plans	(812,782)	304,857	(507,925)
Reclassification adjustment for realized gains and losses on securities	(1,073,300)	318,384	(754,916)
Reclassification adjustment for realized gains and losses on derivatives	(180,689)	67,688	(113,001)

Accumulated other comprehensive income, December 31, 2008	$1,523,106	($541,981)	$981,125

The components of accumulated other comprehensive income at December 31 were as follows:

(Dollars in thousands)	2008	2007	2006
Unrealized net gain on available for sale securities	$887,361	$1,693,947	$1,302,588
Unrealized net gain on derivative financial instruments	847,115	158,628	18,896
Employee benefit plans	(753,351)	(245,426)	(395,535)

Total accumulated other comprehensive income	$981,125	$1,607,149	$925,949

Note 24 - Other Noninterest Expense

Other noninterest expense in the Consolidated Statements of Income includes:

	Twelve Months Ended December 31
(Dollars in thousands)	2008	2007	2006
Credit and collection services	$156,445	$112,547	$101,610
Other real estate expense	104,684	15,797	170
Postage and delivery	90,055	93,182	92,731
Other staff expense	70,313	132,496	92,513
Communications	69,417	79,028	72,882
Consulting and legal	58,639	101,223	112,983
Regulatory assessments	54,876	22,425	22,569
Operating supplies	44,257	48,745	54,034
Other expense	339,488	376,810	347,422

Total other noninterest expense	$988,174	$982,253	$896,914

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Note 25 - SunTrust Banks, Inc. (Parent Company Only) Financial Information

Statements of Income - Parent Company Only

	Twelve Months Ended December 31
(Dollars in thousands)	2008	2007	2006
Income
From subsidiaries:
Dividends—substantially all from SunTrust Bank	$1,068,001	$1,896,976	$1,102,627
Interest on loans	25,754	33,699	26,800
Trading account losses and commissions	(71,648)	(242,780)	(3,396)
Other income	270,631	135,251	134,293

Total income	1,292,738	1,823,146	1,260,324

Expense
Interest on short-term borrowings	33,840	67,013	23,798
Interest on long-term debt	308,560	273,993	268,120
Employee compensation and benefits	(3,099)	4,116	32,851
Service fees to subsidiaries	12,382	18,880	25,446
Other expense	5,252	22,051	61,641

Total expense	356,935	386,053	411,856

Income before income taxes and equity in undistributed income/(loss) of subsidiaries	935,803	1,437,093	848,468
Income tax benefit	39,984	131,494	52,805

Income before equity in undistributed income/(loss) of subsidiaries	975,787	1,568,587	901,273
Equity in undistributed income/(loss) of subsidiaries	(180,013)	65,428	1,216,198

Net income	795,774	1,634,015	2,117,471
Series A preferred dividends	22,255	30,275	7,729
U.S. Treasury preferred dividends	26,579	-	-

Net income available to common shareholders	$746,940	$1,603,740	$2,109,742

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Balance Sheets - Parent Company Only

	December 31
(Dollars in thousands)	2008	2007
Assets
Cash in subsidiary banks	$769	$5,160
Interest-bearing deposits in other banks	6,311,919	1,432,205

Cash and cash equivalents	6,312,688	1,437,365
Trading assets	337,499	1,195,605
Securities available for sale	246,850	210,420
Loans to subsidiaries	984,303	1,031,877
Investment in capital stock of subsidiaries stated on the basis of the
Company’s equity in subsidiaries’ capital accounts:
Banking subsidiaries	20,469,508	20,668,687
Nonbanking subsidiaries	929,726	1,111,618
Premises and equipment	1,356	1,739
Goodwill	98,905	128,819
Other assets	460,310	504,705

Total assets	$29,841,145	$26,290,835

Liabilities and Shareholders’ Equity
Short-term borrowings from:
Subsidiaries	$86,161	$71,605
Non-affiliated companies	1,104,555	2,361,387
Long-term debt	5,676,349	5,063,620
Trading liabilities	-	3,364
Other liabilities	585,971	738,341

Total liabilities	7,453,036	8,238,317

Preferred stock	5,221,703	500,000
Common stock	372,799	370,578
Additional paid in capital	6,904,644	6,707,293
Retained earnings	10,388,984	10,646,640
Treasury stock, at cost, and other	(1,481,146)	(1,779,142)
Accumulated other comprehensive income	981,125	1,607,149

Total shareholders’ equity	22,388,109	18,052,518

Total liabilities and shareholders’ equity	$29,841,145	$26,290,835

SUNTRUST BANKS, INC.

Notes to Consolidated Financial Statements (Continued)

Statements of Cash Flow – Parent Company Only

	Twelve Months Ended December 31
(Dollars in thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$795,774	$1,634,015	$2,117,471
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of businesses	(200,851)	-	-
Equity in undistributed losses/(earnings) of subsidiaries	180,013	(65,428)	(1,216,198)
Depreciation, amortization and accretion	4,410	1,028	1,907
Stock based compensation	20,185	24,275	25,969
Deferred income tax (benefit) provision	(32,725)	17,701	19,378
Excess tax benefits from stock-based compensation	(4,580)	(11,259)	(33,258)
Amortization of compensation element of performance and restricted stock	76,656	34,820	18,340
Net securities gains	(448)	-	(15,065)
Contributions to retirement plans	(64,016)	(11,185)	(33,306)
Net decrease/(increase) in other assets	241,423	27,145	(116,324)
Net (decrease)/increase in other liabilities	(95,978)	(272,472)	86,417

Net cash provided by operating activities	919,863	$1,378,640	$855,331

Cash Flows from Investing Activities:
Proceeds from sale of businesses	314,146	-	-
Net cash equivalents acquired in acquisitions	1,707	-	-
Proceeds from maturities, calls and repayments of securities available for sale	16,713	37,355	307,801
Purchases of securities available for sale	(47,237)	(214,005)	(121,836)
Proceeds from maturities, calls and repayments of trading securities	518,600	195,235	-
Proceeds from sales of trading securities	402,020	211	-
Purchases of trading securities	(214,693)	(1,205,136)	-
Net change in loans to subsidiaries	47,574	(241,583)	123,372
Net change in premises and equipment	(39)	-	12,823
Capital contributions (to)/from subsidiaries	(268,245)	(9,812)	2,105
Other, net	883	904	1,014

Net cash provided by/(used in) investing activities	771,429	(1,436,831)	325,279

Cash Flows from Financing Activities:
Net (decrease)/increase in other short-term borrowings	(1,245,076)	1,594,733	351,149
Redemption of real estate investment trust security	-	(424,923)	-
Proceeds from the issuance of long-term debt	1,549,800	1,000,000	1,499,700
Repayment of long-term debt	(959,372)	(900,572)	(1,012,563)
Proceeds from the issuance of preferred stock	4,850,000	-	492,295
Proceeds from the exercise of stock options	25,569	186,000	215,947
Acquisition of treasury stock	-	(853,385)	(1,105,043)
Excess tax benefits from stock-based compensation	4,580	11,259	33,258
Dividends paid	(1,041,470)	(1,056,869)	(887,297)

Net cash provided by/(used in) financing activities	3,184,031	(443,757)	(412,554)

Net increase in cash and cash equivalents	4,875,323	(501,948)	768,056
Cash and cash equivalents at beginning of period	1,437,365	1,939,313	1,171,257

Cash and cash equivalents at end of period	$6,312,688	1,437,365	$1,939,313

Supplemental Disclosures:
Income taxes received from subsidiaries	$332,802	$734,078	$615,131
Income taxes paid by Parent Company	(313,647)	(703,653)	(548,570)

Net income taxes received by Parent Company	$19,155	$30,425	$66,561

Interest paid	$332,481	$344,691	$291,267
Issuance of common stock for acquisition of GB&T	154,513	-	-
U.S. Treasury preferred dividends accrued but unpaid	7,778	-	-
Accretion of U.S. Treasury preferred stock discount	3,732	-	-

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8 of this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2008, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2008. Based upon that evaluation, Management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

The Company’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to the Company’s 2008 Form 10-K. In addition, on May 28, 2008 the Company’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards as in effect on May 28, 2008. The foregoing certification was unqualified.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information at the captions “Nominees for Directorship,” “Nominees for Terms Expiring in 2010,” “Directors,” “Directors Whose Terms Expire in 2010,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Director Independence,” “Shareholder Nominations for Election to the Board,” and “Board Committees” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2009 and to be filed with the Commission is incorporated by reference into this Item 10.

Item 11.	EXECUTIVE COMPENSATION

The information at the captions “Executive Compensation” (“Compensation Discussion and Analysis,” “Summary of Cash and Certain Other Compensation and Other Payments to the Named Executive Officers,” “2008 Summary Compensation Table,” “2008 Grants and Plan-Based Awards,” “Option Exercises and Stock Vested in 2008,” “Outstanding Equity Awards at December 31, 2008,” “2008 Pension Benefits,” “2008 Nonqualified Deferred Compensation,” “2008 Potential Payments Upon Termination of Change in Control”), “2008 Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2009 and to be filed with the Commission is incorporated by reference into this Item 11.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information at the captions “Equity Compensation Plans,” “Stock Ownership of Certain Persons, – Stock Ownership of Directors and Management and of Principal Shareholder” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2009 and to be filed with the Commission is incorporated by reference into this Item 12.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information at the captions “Policies and Procedures for Approval of Related Party Transactions,” “Director Compensation,” “Transactions with Related Persons, Promoters, and Certain Control Persons,” and “Corporate Governance and Director Independence” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2009 and to be filed with the Commission is incorporated by reference into this Item 13.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information at the captions “Audit Fees and Related Matters” “Audit and Non-Audit Fees” and “Audit Committee Policy for Pre-approval of Independent Auditor Services” in the Registrant’s definitive proxy statement for its annual meeting of shareholders to be held on April 28, 2009 and to be filed with the Commission is incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements of SunTrust Banks, Inc. included in this report:

Consolidated Statements of Income for the year ended December 31, 2008, 2007, and 2006; Consolidated Balance Sheets as of December 31, 2008, and 2007;

Consolidated Statements of Shareholders’ Equity as of December 31, 2008, 2007, and 2006; and

Consolidated Statements of Cash Flows for the year ended December 31, 2008, 2007, and 2006.

(a)(2) Financial Statement Schedules

All financial statement schedules for the Company have been included in the Consolidated Financial Statements on the related footnotes, or are either inapplicable or not required.

(a)(3) Exhibits

The following documents are filed as part of this report:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, restated effective January 16, 2009, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.	*

3.2	Bylaws of the Registrant, as amended and restated on November 11, 2008, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 13, 2008.	*

4.1	Indenture between Registrant and PNC, N.A., as Trustee, incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-62162.	*

4.2	Indenture between Registrant and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4(b) to Registration Statement No. 33-62162.	*

4.3	Form of Indenture to be used in connection with the issuance of Subordinated Debt Securities, incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-25381.	*

4.4	Second Supplemental Indenture by and among National Commerce Financial Corporation, SunTrust Banks, Inc. and The Bank of New York, as Trustee, dated September 22, 2004, incorporated by reference to Exhibit 4.9 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.5	First Supplemental Indenture between National Commerce Financial Corporation and the Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.6	Indenture between National Commerce Financial Corporation and The Bank of New York, as Trustee, dated as of March 27, 1997, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.7	Form of Guarantee Agreement entered into by National Commerce Financial Corporation and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333-29251).	*

4.8	Amended and Restated Declaration of Trust among National Commerce Financial Corporation, National Commerce Capital Trust I, The Bank of New York, as Institutional Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrators named therein, dated as of March 27, 1997, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of National Commerce Bancorporation (File No. 333- 29251).	*

4.9	Assignment and Assumption Agreement between National Commerce Financial Corporation and SunTrust Banks, Inc., dated September 22, 2004, relating to Guarantee Agreement dated March 27, 1997, incorporated by reference to Exhibit 4.14 to Registrant’s 2004 Annual Report on Form 10-K.	*

Exhibit	Description
4.10	Assignment and Assumption Agreement dated September 22, 2004 between National Commerce Financial Corporation and SunTrust Banks, Inc. relating to Trust Agreement dated March 27, 1997, incorporated by reference to Exhibit 4.15 to Registrant’s 2004 Annual Report on Form 10-K.	*

4.11	Indenture, dated as of October 25, 2006, between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.12	Form of First Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 8-A filed on October 24, 2006.	*

4.13	Form of Second Supplemental Indenture (to Indenture dated as of October 25, 2006) between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.14	Form of Amended and Restated Declaration of Trust, among SunTrust Banks, Inc. as Sponsor, U.S. Bank National Association as Property Trustee, U.S. Bank Trust National Association as Delaware Trustee, the Administrative Trustees, incorporated by reference to Exhibit 4.3.2 to Registration Statement No. 333-137101.	*

4.15	Form of Second Amended and Restated Declaration of Trust among SunTrust Banks, Inc., as Sponsor, U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association, as Delaware Trustee and the Administrative Trustees, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.16	Form of Guarantee Agreement between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.3.2 to Registration Statement No. 333-137101.	*

4.17	Form of Guarantee Agreement between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A filed on December 5, 2006.	*

4.18	Form of Stock Purchase Contract Agreement between SunTrust Banks, Inc. and SunTrust Preferred Capital I, incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 8-A filed on October 24, 2006.	*

4.19	Senior Indenture dated as of September 10, 2007 by and between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2007.	*

4.20	Form of Junior Subordinate Indenture between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4.3 to Registration Statement No. 333-137101, filed on September 5, 2006.	*

4.21	Form of Third Supplemental Indenture to the Junior Subordinated Notes Indenture between SunTrust Banks, Inc. and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed on March 3, 2008.	*

4.22	Form of the Second Amended and Restated Declaration of Trust among SunTrust Banks, Inc., U.S. Bank National Association, as Trustee, and U.S. Bank Trust National Association, as Delaware Trustee and Administrative Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed on March 3, 2008.	*

4.23	Form of Guarantee Agreement between SunTrust Banks, Inc. and U.S. Bank National Association, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A12B filed on March 3, 2008.	*

4.24	Warrant to Purchase up to 11,891,280 shares of Common Stock dated as of November 14, 2008, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K/A filed January 5, 2009.	*

Exhibit	Description
4.25	Warrant to Purchase up to 6,008,902 shares of Common Stock dated as of December 31, 2008, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2009.	*

4.26	Form of Series A Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 12, 2006.	*

4.27	Form of Series C Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed November 17, 2008.	*

4.28	Form of Series D Preferred Stock Certificate, incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed January 2, 2009.	*

10.1	SunTrust Banks, Inc. Management Incentive Plan, restated to reflect amendments through December 31, 2008.	(filed herewith)

10.2	SunTrust Banks, Inc. 2004 Stock Plan effective April 20, 2004, as amended and restated February 12, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 15, 2008, as further amended effective January 1, 2009, incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed January 7, 2009, together with (i) Form of Non-Qualified Stock Option Agreement, (ii) Form of Restricted Stock Agreement, (iii) Form of Director Restricted Stock Agreement, and (iv) Form of Director Restricted Stock Unit Agreement, incorporated by reference to (i) Exhibit 10.70 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, (ii) Exhibit 10.71 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, (iii) Exhibit 10.72 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006, and (iv) Exhibit 10.74 of the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2006.	*

10.3	SunTrust Banks, Inc. 2000 Stock Plan, effective February 8, 2000, and amendments effective January 1, 2005, November 14, 2006, and January 1, 2009, incorporated by reference to Exhibit A to Registrant’s 2000 Proxy Statement on Form 14A (File No. 001-08918), to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, and to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.	*

10.4	SunTrust Banks, Inc. 1995 Executive Stock Plan, and amendments effective as of August 11, 1998 and January 1, 2009, incorporated by reference to Exhibit 10.16 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.20 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.	*

10.5	SunTrust Banks, Inc. Performance Stock Agreement, effective February 11, 1992, and amendment effective February 10, 1998, incorporated by reference to Exhibit 10.10 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918).	*

10.6	2003 Stock Incentive Plan of National Commerce Financial Corporation, and amendments, incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-118963 and Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed November 16, 2006, and to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed January 7, 2009.	*

10.7	National Commerce Financial Corporation Amended and Restated Long Term Incentive Plan, and amendment effective November 13, 2006, incorporated by reference to Exhibit 4.7 to Registration Statement No. 333- 118963 and Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed November 16, 2006.	*

10.8	SunTrust Banks, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2001, and amendments effective January 1, 2001, January 1, 2005, November 14, 2006, January 1, 2001 (dated February 10, 2005, and September 15, 2005), and January 1, 2008, incorporated by reference to Exhibit 10.1 to Registrant’s 2002 Annual Report on Form 10-K (File No. 001- 08918), Exhibit 10.2 to Registrant’s 2004 Annual Report on Form 10-K, Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 11, 2005, Exhibit 10.4 to Registrant’s 2005 Annual Report on Form 10-K, and Exhibit 10.2 to the Registrant’s Current Report on Form 8- K/A filed January 7, 2008.	*

Exhibit	Description
10.9	Crestar Financial Corporation Supplemental Executive Retirement Plan, effective January 1, 1995, and amendments effective December 20, 1996, December 17, 1997, December 29, 1998, January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.37 to Registrant’s 2000 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.43 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.44 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.42 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007	*

10.10	National Commerce Financial Corporation Supplemental Executive Retirement Plan, and amendments effective December 31, 2004, January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.3 to National Commerce Financial Corporation’s 2001 Annual Report on Form 10- K (File No. 001-16607), Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed February 11, 2005, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.11	SunTrust Banks, Inc. ERISA Excess Retirement Plan, effective as of August 13, 1996, and amendments effective as of November 10, 1998, July 1, 1999 (dated December 30, 2005), January 1, 2005, November 14, 2006, and December 31, 2007, incorporated by reference to Exhibit 10.10 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed January 12, 2006, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, and Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed January 7, 2008	*

10.12	Crestar Financial Corporation Excess Benefit Plan, amended and restated effective December 26, 1990, and amendments effective December 18, 1992, March 30, 1998 and December 30, 1998, incorporated by reference to Exhibit 10.29 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.13	SunTrust Banks, Inc. Deferred Compensation Plan, effective October 1, 1999, and amendments effective October 31, 1999, January 1, 2000, January 1, 2004, January 1, 2005, November 14, 2006, and July 1, 2007, incorporated by reference to Exhibit 10.19 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.21 of Registrant’s 2000 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.16 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918), Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2007	*

10.14	Crestar Financial Corporation Deferred Compensation Program under Incentive Compensation Plan of Crestar Financial Corporation and Affiliated Corporations, and amendments effective January 1, 1994 and effective September 21, 1995, incorporated by reference to Exhibit 10.30 to Registrant’s 2000 Annual Report on Form 10-K (File No. 001-08918) and Exhibit 10.34 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.15	National Commerce Financial Bancorporation Deferred Compensation Plan, effective January 1, 1999, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.19 to National Commerce Financial Corporation’s 1998 Annual Report on Form 10-K (File No. 000-06094), and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.16	SunTrust Banks, Inc. 401(k) Excess Plan, amended and restated as of July 1, 1999, and amendments effective December 1, 2001, December 31, 2002, December 30, 2005, January 1, 2005, November 14, 2006, and January 1, 2007, incorporated by reference to Exhibit 10.12 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.8 of Registrant’s 2001 Annual Report on Form 10-K, Exhibit 10.7 to Registrant’s 2002 Annual Report on Form 10-K, Exhibit 10.2 to Registrant’s Current Report on Form 8- K/A filed January 12, 2006, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007, and Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed January 7, 2008.	*

Exhibit	Description
10.17	Crestar Financial Corporation Additional Nonqualified Executive Plan, amended and restated effective December 26, 1990, and amendments effective December 18, 1992, March 30, 1998 and December 30, 1998, incorporated by reference to Exhibit 10.36 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918).	*

10.18	National Commerce Financial Corporation Equity Investment Plan, as amended and restated effective January 1, 2009.	(filed herewith)

10.19	Change in Control Agreements between Registrant and James M. Wells III, William H. Rogers, Jr., Raymond D. Fortin, Mark A. Chancy, William R. Reed, Jr., Timothy E. Sullivan, Thomas E. Panther, and Thomas E. Freeman, incorporated by reference to Exhibits 10.5, 10.6, and 10.8 of the Registrant’s Quarterly Report on Form 10-Q and Form 10-Q/A filed May 14, 2001 (File No. 001-08918); Exhibit-10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 12, 2004; Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed October 20, 2004; Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed May 9, 2003 (File No. 001-08918); Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed November 30, 2005; and Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 17 2006	*

10.20	SunTrust Banks, Inc. Directors Deferred Compensation Plan effective as of January 1, 1994, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.21 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.21	Crestar Financial Corporation Deferred Compensation Plan for Outside Directors of Crestar Financial Corporation and Crestar Bank, as restated with amendments through January 1, 2009.	(filed herewith)

10.22	Crestar Financial Corporation Directors’ Equity Program, effective January 1, 1996, and amendments effective December 20, 1996, September 26, 1997, October 23, 1998, and October 23, 1998, incorporated by reference to Exhibit 10.36 of Registrant’s 2001 Annual Report on Form 10-K (File No. 001-08918), Exhibit 10.37 of Registrant’s 2001 Annual Report on Form 10- K (File No. 001- 08918), Exhibit 10.48 to Registrant’s 2003 Annual Report on Form 10-K (File No. 001-08918), Exhibit-10.47 to Registrant’s 1998 Annual Report on Form 10-K (File No. 001-08918), and Exhibit 10.44 to Registrant’s 1999 Annual Report on Form 10-K (File No. 001-08918).	*

10.23	National Commerce Financial Corporation Directors’ Fees Deferral Plan and First Amendment, effective January 1, 2002, and amendments effective January 1, 2005 and November 14, 2006, incorporated by reference to Exhibit 10.64 to Registrant’s 2004 Annual Report on Form 10-K, and Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed February 16, 2007.	*

10.24	Letter Agreement dated August 10, 2004 from Registrant to James M. Wells III, regarding split dollar life insurance, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.	*

10.25	Letter Agreement with U.S. Treasury Department dated as of November 14, 2008 (including the Securities Purchase Agreement – Standard Terms), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed January 5, 2009.	*

10.26	Letter Agreement with U.S. Treasury Department dated as of December 31, 2008 (including the Securities Purchase Agreement – Standard Terms), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 2, 2009.	*

10.27	Form of Waiver, executed by each of Messrs. James M. Wells III, Mark A. Chancy, William R. Reed, Jr., William H. Rogers, Jr., and Timothy E. Sullivan (incorporated by reference to Ex. 10.2 to the Registrant’s Current Report on Form 8-K filed November 17, 2008).	*
10.28	Form of Letter Agreement, executed by each of Messrs. James M. Wells III, Mark A. Chancy, William R. Reed, Jr., William H. Rogers, Jr., and Timothy E. Sullivan with the Company (incorporated by reference to Ex. 10.3 to the Registrant’s Current Report on Form 8-K filed November 17, 2008).	*

10.29	GB&T Bancshares, Inc. Stock Option Plan of 1997, incorporated by reference to Exhibit 10.6 to the annual report on Form 10-K of GB&T Bancshares Inc. filed March 31, 2003 (File No. 005-82430).	*

Exhibit	Description
10.30	GB&T Bancshares, Inc. 2007 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of GB&T Bancshares Inc. filed April 18, 2007 (File No. 005-82430).	*

10.31	AMA/Lighthouse, Inc. 2002 Stock Option Plan.	(filed herewith)

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	(filed herewith)

21.1	Registrant’s Subsidiaries.	(filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm.	(filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm.	(filed herewith)

31.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Chief Financial Officer and Corporate Executive Vice President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

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
Chairman and Chief Executive Officer

Dated: March 2, 2009

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

Pursuant to the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures		Title

Principal Executive Officer:

/s/ James M. Wells III	3/2/2009	Chairman and Chief Executive Officer; Director
James M. Wells III	Date

Principal Financial Officer:

/s/ Mark A. Chancy	3/2/2009	Corporate Executive Vice President and Chief Financial Officer
Mark A. Chancy	Date

Principal Accounting Officer:

/s/ Thomas E. Panther	3/2/2009	Senior Vice President, Controller and Chief Accounting Officer
Thomas E. Panther	Date

Directors:

/s/ Robert M. Beall, II	2/10/2009	Director
Robert M. Beall, II	Date

/s/ Alston D. Correll	2/10/2009	Director
Alston D. Correll	Date

Signatures		Title

/s/ Jeffrey C. Crowe	2/10/2009	Director
Jeffrey C. Crowe	Date

/s/ Patricia C. Frist	2/10/2009	Director
Patricia C. Frist	Date

/s/ Blake P. Garrett, Jr.	2/10/2009	Director
Blake P. Garrett, Jr.	Date

/s/ David H. Hughes	2/10/2009	Director
David H. Hughes	Date

/s/ M. Douglas Ivester	2/10/2009	Director
M. Douglas Ivester	Date

/s/ J. Hicks Lanier	2/10/2009	Director
J. Hicks Lanier	Date

/s/ G. Gilmer Minor, III	2/10/2009	Director
G. Gilmer Minor, III	Date

/s/ Larry L. Prince	2/10/2009	Director
Larry L. Prince	Date

/s/ Frank S. Royal, M.D.	2/10/2009	Director
Frank S. Royal, M.D.	Date

/s/ Karen Hastie Williams	2/10/2009	Director
Karen Hastie Williams	Date

/s/ Dr. Phail Wynn, Jr.	2/10/2009	Director
Dr. Phail Wynn, Jr.	Date