Form 10-Q
period 2009-03-31
SUNTRUST BANKS INC
filed 2009-05-08
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-08918

SUNTRUST BANKS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1575035
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Peachtree Street, N.E., Atlanta, Georgia 30308

(Address of pricipal executive offices)    (Zip Code)

(404) 588-7711

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

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

At April 30, 2009, 356,804,038 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

Tables of Contents

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year of 2009.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income

	For the Three Months Ended March 31
(Dollars in thousands, except per share data) (Unaudited)	2009	2008
Interest Income
Interest and fees on loans	$1,412,885	$1,854,646
Interest and fees on loans held for sale	61,832	99,009
Interest and dividends on securities available for sale
Taxable interest	181,202	152,903
Tax-exempt interest	10,699	11,303
Dividends[1]	18,162	33,925
Interest on funds sold and securities purchased under agreements to resell	937	8,947
Interest on deposits in other banks	113	247
Trading account interest	43,505	97,352

Total interest income	1,729,335	2,258,332

Interest Expense
Interest on deposits	423,873	747,820
Interest on funds purchased and securities sold under agreements to repurchase	2,733	56,949
Interest on trading liabilities	6,160	6,050
Interest on other short-term borrowings	5,155	22,776
Interest on long-term debt	229,316	284,870

Total interest expense	667,237	1,118,465

Net interest income	1,062,098	1,139,867
Provision for loan losses	994,098	560,022

Net interest income after provision for loan losses	68,000	579,845

Noninterest Income
Service charges on deposit accounts	206,394	211,839
Trust and investment management income	116,010	161,102
Other charges and fees	124,321	127,231
Card fees	75,660	73,761
Retail investment services	56,713	72,300
Investment banking income	59,534	55,420
Mortgage production related income	250,470	85,549
Mortgage servicing related income	83,352	29,098
Trading account profits and commissions	107,293	28,218
Net gain on extinguishment of debt	25,304	-
Net gain on sale of business	-	89,390
Gain on Visa IPO	-	86,305
Net gain on sale/leaseback of premises	-	37,039
Other noninterest income	38,114	60,836
Net securities gains/(losses)	3,377	(60,586)

Total noninterest income	1,146,542	1,057,502

Noninterest Expense
Employee compensation	573,022	584,790
Employee benefits	163,030	130,293
Outside processing and software	138,361	109,165
Operating losses	22,621	30,263
Marketing and customer development	34,725	55,703
Net occupancy expense	87,417	86,441
Equipment expense	43,540	52,395
Mortgage reinsurance	70,039	7,011
Amortization/impairment of goodwill/intangible assets	767,016	20,715
Net loss on extinguishment of debt	-	11,723
Visa litigation	-	(39,124)
Other noninterest expense	277,556	202,858

Total noninterest expense	2,177,327	1,252,233

Income/(loss) before provision/(benefit) for income taxes	(962,785)	385,114
Provision/(benefit) for income taxes	(150,777)	91,648

Net income/(loss) including income attributable to noncontrolling interest	(812,008)	293,466
Net income attributable to noncontrolling interest	3,159	2,911

Net income/(loss)	(815,167)	290,555
Series A preferred dividends	5,000	6,977
U.S. Treasury preferred dividends	66,279	-
Dividends and undistributed earnings allocated to unvested shares	(11,065)	2,023

Net Income/(Loss) Available to Common Shareholders	($875,381)	$281,555

Net income per average common share
Diluted	($2.49)	$0.81
Basic	(2.49)	0.81

Dividends declared per common share	0.10	0.77

Average common shares - diluted	351,352	348,072
Average common shares - basic	351,352	346,581
[1] Includes dividends on common stock of The Coca-Cola Company	$12,300	$16,560

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	March 31 2009	December 31 2008
Assets
Cash and due from banks	$5,825,730	$5,622,789
Interest-bearing deposits in other banks	25,282	23,999
Funds sold and securities purchased under agreements to resell	1,209,987	990,614

Cash and cash equivalents	7,060,999	6,637,402
Trading assets	7,397,338	10,396,269
Securities available for sale[1]	19,485,406	19,696,537
Loans held for sale (loans at fair value: $5,224,353 as of March 31, 2009; $2,424,432 as of December 31, 2008)	6,954,038	4,032,128
Loans (loans at fair value: $242,193 as of March 31, 2009; $270,342 as of December 31, 2008)	123,892,966	126,998,443
Allowance for loan and lease losses	(2,735,000)	(2,350,996)

Net loans	121,157,966	124,647,447
Premises and equipment	1,546,600	1,547,892
Goodwill	6,309,431	7,043,503
Other intangible assets (mortgage servicing rights at fair value: $308,296 as of March 31, 2009; $0 as of December 31, 2008)	1,103,333	1,035,427
Customers’ acceptance liability	6,290	5,294
Other real estate owned	593,579	500,481
Unsettled sales of securities available for sale	2,998	6,386,795
Other assets	7,498,424	7,208,786

Total assets	$179,116,402	$189,137,961

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$24,371,518	$21,522,021
Interest-bearing consumer and commercial deposits	88,077,195	83,753,686

Total consumer and commercial deposits	112,448,713	105,275,707
Brokered deposits (CDs at fair value: $583,976 as of March 31, 2009; $587,486 as of December 31, 2008)	6,373,500	7,667,167
Foreign deposits	149,962	385,510

Total deposits	118,972,175	113,328,384
Funds purchased	1,567,406	1,120,079
Securities sold under agreements to repurchase	3,165,644	3,193,311
Other short-term borrowings (debt at fair value: $0 as of March 31, 2009; $399,611 as of December 31, 2008)	2,883,384	5,166,360
Long-term debt (debt at fair value: $3,352,400 as of March 31, 2009; $7,155,684 as of December 31, 2008)	23,029,842	26,812,381
Acceptances outstanding	6,290	5,294
Trading liabilities	3,050,628	3,240,784
Unsettled purchases of securities available for sale	-	8,898,279
Other liabilities	4,795,407	4,872,284

Total liabilities	157,470,776	166,637,156

Preferred stock	5,227,357	5,221,703
Common stock, $1.00 par value	372,799	372,799
Additional paid in capital	6,713,536	6,904,644
Retained earnings	9,466,914	10,388,984
Treasury stock, at cost, and other	(1,168,995)	(1,368,450)
Accumulated other comprehensive income, net of tax	1,034,015	981,125

Total shareholders’ equity	21,645,626	22,500,805

Total liabilities and shareholders’ equity	$179,116,402	$189,137,961

Common shares outstanding	356,693,099	354,515,013
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	53,500	53,500
Preferred shares authorized	50,000,000	50,000,000

Treasury shares of common stock	16,106,270	18,284,356

[1] Includes net unrealized gains on securities available for sale	$1,492,517	$1,413,330

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,661,719)	$1,607,149	$18,169,941
Net income	-	-	-	-	290,555	-	-	290,555
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	101,795	101,795
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	195,653	195,653
Change related to employee benefit plans	-	-	-	-	-	-	4,312	4,312

Total comprehensive income								592,315
Change in noncontrolling interest	-	-	-	-	-	(268)	-	(268)
Common stock dividends, $0.77 per share	-	-	-	-	(268,964)	-	-	(268,964)
Preferred stock dividends, $1,395.50 per share	-	-	-	-	(6,977)	-	-	(6,977)
Exercise of stock options and stock compensation expense	-	309	-	(2,715)	-	24,933	-	22,218
Performance and restricted stock activity	-	590	-	(10,527)	-	10,118	-	(409)
Amortization of performance and restricted stock compensation	-	-	-	-	-	10,148	-	10,148
Issuance of stock for employee benefit plans	-	522	-	(10,794)	-	41,787	-	30,993
Other activity	-	-	-	(429)	(4)	39	-	(394)

Balance, March 31, 2008	$500,000	349,832	$370,578	$6,682,828	$10,661,250	($1,574,962)	$1,908,909	$18,548,603

Balance, January 1, 2009	$5,221,703	354,515	$372,799	$6,904,644	$10,388,984	($1,368,450)	$981,125	$22,500,805
Net loss	-	-	-	-	(815,167)	-	-	(815,167)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	48,968	48,968
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(18,993)	(18,993)
Change related to employee benefit plans	-	-	-	-	-	-	22,915	22,915

Total comprehensive loss								(762,277)
Change in noncontrolling interest	-	-	-	-	-	(679)	-	(679)
Common stock dividends, $0.10 per share	-	-	-	-	(35,621)	-	-	(35,621)
Series A preferred stock dividends, $1,000.00 per share	-	-	-	-	(5,000)	-	-	(5,000)
U.S. Treasury preferred stock dividends, $1,250.00 per share	-	-	-	-	(60,625)	-	-	(60,625)
Accretion of discount associated with U.S. Treasury preferred stock	5,654	-	-	-	(5,654)	-	-	-
Exercise of stock options and stock compensation expense	-	-	-	3,285	-	-	-	3,285
Performance and restricted stock activity	-	1,658	-	(163,136)	-	138,995	-	(24,141)
Amortization of performance and restricted stock compensation	-	-	-	-	-	20,283	-	20,283
Issuance of stock for employee benefit plans	-	520	-	(31,257)	(3)	40,856	-	9,596

Balance, March 31, 2009	$5,227,357	356,693	$372,799	$6,713,536	$9,466,914	($1,168,995)	$1,034,015	$21,645,626

1	Balance at March 31, 2009 includes ($1,173,026) for treasury stock, ($107,985) for compensation element of restricted stock, and $112,016 for noncontrolling interest.

Balance at March 31, 2008 includes ($1,571,438) for treasury stock, ($120,679) for compensation element of restricted stock, and $117,155 for noncontrolling interest.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31
(Dollars in thousands) (Unaudited)	2009	2008
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	($812,008)	$293,466
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on sale of business	-	(89,390)
Visa litigation expense reversal	-	(39,124)
Depreciation, amortization and accretion	234,985	219,653
Impairment of goodwill	751,156	-
Recovery of mortgage servicing rights impairment	(31,298)	-
Origination of mortgage servicing rights	(146,290)	(152,303)
Provisions for loan losses and foreclosed property	1,026,917	569,513
Amortization of performance and restricted stock compensation	20,283	10,148
Stock option compensation	3,285	6,167
Excess tax benefits from stock-based compensation	(181)	(1,409)
Net (gain)/loss on extinguishment of debt	(25,304)	11,723
Net securities (gains)/losses	(3,377)	60,586
Net gain on sale/leaseback of premises	-	(37,039)
Net gain on sale of assets	(6,913)	(19,995)
Originated and purchased loans held for sale net of principal collected	(12,825,072)	(10,261,620)
Sales and securitizations of loans held for sale	9,887,617	11,925,207
Contributions to retirement plans	(1,286)	(1,588)
Net decrease (increase) in other assets	736,652	(1,933,721)
Net decrease in other liabilities	(547,123)	(106,106)

Net cash (used in) provided by operating activities	(1,737,957)	454,168

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	780,575	314,054
Proceeds from sales of securities available for sale	6,488,762	742,398
Purchases of securities available for sale	(9,500,312)	(615,082)
Proceeds from maturities, calls and paydowns of trading securities	23,577	518,936
Proceeds from sales of trading securities	2,009,051	881,265
Purchases of trading securities	(85,965)	(118,082)
Loan repayments/(originations), net	2,072,094	(1,712,390)
Proceeds from sales of loans held for investment	181,379	99,294
Capital expenditures	(47,126)	(34,187)
Net cash and cash equivalents received for sale of business	-	155,000
Net cash and cash equivalents paid for acquisitions	-	(1,540)
Seix contingent consideration payout	(12,722)	-
Proceeds from the sale/leaseback of premises	-	227,269
Proceeds from the sale of other assets	86,023	47,685

Net cash provided by investing activities	1,995,336	504,620

Cash Flows from Financing Activities:
Net increase in consumer and commercial deposits	6,727,361	1,563,079
Net decrease in foreign and brokered deposits	(1,528,931)	(3,225,219)
Assumption of Omni National Bank deposits, net	445,482	-
Net (decrease) increase in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,863,316)	102,028
Proceeds from the issuance of long-term debt	574,560	1,159,038
Repayment of long-term debt	(4,090,686)	(679,552)
Proceeds from the exercise of stock options	-	16,814
Excess tax benefits from stock-based compensation	181	1,409
Common and preferred dividends paid	(98,433)	(275,941)

Net cash (used in) provided by financing activities	166,218	(1,338,344)

Net increase (decrease) in cash and cash equivalents	423,597	(379,556)
Cash and cash equivalents at beginning of period	6,637,402	5,642,601

Cash and cash equivalents at end of period	$7,060,999	$5,263,045

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$8,565	$227,531
Loans transferred from loans to other real estate owned	213,287	116,124
U.S. Treasury preferred dividends accrued but unpaid	2,813	-
Accretion on U.S. Treasury preferred stock	5,654	-

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

These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2008. Except for accounting policies that have been modified or recently adopted as described below, there have been no significant changes to the Company’s Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to the Company and the noncontrolling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the noncontrolling interest. Also, regardless of whether the parent purchases an additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains the controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company adopted this standard effective January 1, 2009, and in connection therewith, $112.0 million in noncontrolling interest was reclassed from liabilities to equity and $3.2 million was reflected in pre-tax income attributable to noncontrolling interest as of and for the three month period ended March 31, 2009. Reclassifications of $112.7 million were made in the Consolidated Balance Sheet as of December 31, 2008 and $2.9 million in the Consolidated Income Statement for the three month period ended March 31, 2008, to conform to the current period presentation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 and expands the derivative-related disclosure requirements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures of the fair values of derivative instruments and their gains and losses, and disclosures about credit-risk related contingent features in derivative agreements. The standard also amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify the disclosure requirements with respect to derivative counterparty credit risk. SFAS No. 161 is effective for annual and interim periods beginning after November 15, 2008; therefore, the required disclosures have been included in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this standard, effective January 1, 2009, did not have a material impact on the Company’s financial position and results of operations and earnings per share.

Notes to Consolidated Financial Statements (Unaudited)-Continued

In September 2008, the FASB issued two separate but related exposure drafts for proposed amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and proposed amendments to FASB Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities”. The proposed amendments to SFAS No. 140, among other amendments to the sale criteria on SFAS No. 140, eliminate the concept of a qualifying special-purpose entity (“QSPE”) and would require an existing QSPE to be analyzed for consolidation according to FIN 46(R). In addition, the proposed amendments introduce the concept of a “participating interest”, which establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. The proposed amendments to FIN 46(R) are intended to change the consolidation model for determining which enterprise should consolidate a variable interest entity (“VIE”) from primarily an economic focus to a control and economic focus. Under the proposed amendment, companies must make a qualitative assessment based on control and economic interests to determine the primary beneficiary, if any, of a VIE. The amended statement, if finalized, would be effective for the first interim reporting period of 2010. The Company’s variable interests in a commercial paper conduit, various QSPE’s, and certain other securitization vehicles are expected to be the primary areas of impact; therefore, the Company is evaluating the impact that these proposed amendments will have on its financial statements. As part of its project to amend SFAS No. 140 and FIN 46(R), the FASB issued FSP FAS No. 140-4 and FIN 46(R)–8 in December 2008, which requires enhanced disclosures regarding the extent of a transferor’s continuing involvement with transferred financial assets and the Company’s involvement with VIEs. The required disclosures are included in Note 11, “Certain Transfers of Financial Assets, Mortgage Servicing Rights, and Variable Interest Entities” to the Consolidated Financial Statements contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and as updated by Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights, and Variable Interest Entities,” to these Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the FSP requires the Company to assert whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before its anticipated recovery. If either condition is met, an entity must recognize impairment. The FSP also changes the method of assessing whether the amortized cost basis will be recovered, as the Company is now required to compare the present value of the cash flows expected to be collected to the amortized cost basis of the debt security. Impairment exists if the present value of the cash flows is less than the amortized cost basis. The FSP provides guidance as to measuring the portion of the other-than-temporary impairment that is recognized through earnings or through other comprehensive income. The FSP requires entities to disclose the types of available for sale debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. Entities are also required to disclose the reasons why a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the other-than-temporary impairment that was recognized in earnings. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt the standard effective June 30, 2009 and is currently assessing the impact that the FSP will have to its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides interpretive guidance around the concept of exit price in SFAS No. 157, “Fair Value Measurement”. Specifically, the FSP provides factors that an entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. If an entity concludes that there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of whether transactions have been disorderly is required and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS No. 157. The FSP clarifies that when there has been a significant decline in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those instances, an entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides circumstances that may indicate whether or not a transaction is orderly. In evaluating fair value, an entity should place more weight on orderly transactions and less weight on transactions that the entity concludes are not orderly. The FSP requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The FSP is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009; however, the Company did not elect to early adopt. The Company does not expect the adoption of the standard to have a material impact on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used

Notes to Consolidated Financial Statements (Unaudited)-Continued

during the reporting period shall also be disclosed. The FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if an entity also elects to early adopt FSP FAS 157- 4 and FSP 115-2. Because the Company did not early adopt these FSPs, the required disclosures will be included in the interim reporting period ending June 30, 2009.

Note 2 – Acquisitions / Dispositions

(in millions)	Date	Cash or other consideration (paid)/ received	Goodwill	Other Intangibles	Gain/ (Loss)	Comments

For the Three Months Ended March 31, 2008 Sale of 24.9% interest in Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”)	1/2/08	155.0	-	(6.0)	89.4	SunTrust will continue to earn a revenue share based upon client referrals to the funds.

No significant acquisitions or dispositions occurred for the three months ended March 31, 2009.

Note 3 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended March 31		% Change
(Dollars in thousands)	2009	2008
Balance at beginning of period	$2,350,996	$1,282,504	83.3%
Provision for loan losses	994,098	560,022	77.5
Loan charge-offs	(646,916)	(322,696)	100.5
Loan recoveries	36,822	25,510	44.3

Balance at end of period	$2,735,000	$1,545,340	77.0%

Note 4 – Premises and Equipment

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

Note 5 – Goodwill and Other Intangible Assets

In 2008, the Company’s reporting units were comprised of Retail, Commercial, Commercial Real Estate, Mortgage, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing. As discussed in Note 15, “Business Segment Reporting,” to the Consolidated Financial Statements, effective January 1, 2009, the Company made certain changes to the segment reporting structure that resulted in new reportable segment classifications, as well as altered the composition of the Retail and Mortgage reporting units. The Mortgage reporting unit was renamed Household Lending due to the inclusion of the Consumer Lending business, which was previously included in the Retail reporting unit. In connection with this reorganization, the relative fair value of the Retail and Consumer Lending reporting units was estimated and $172.0 million in goodwill related to Consumer Lending was transferred from the Retail reporting unit to the Household Lending reporting unit.

The Company completed its 2008 annual review for goodwill impairment based on information that was as of September 30, 2008. The estimated fair value of each reporting unit as of September 30, 2008 exceeded its respective carrying value; therefore, the Company determined there was no impairment of goodwill as of that date. Under U.S. GAAP, goodwill is required to be tested for impairment on an annual basis or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of continued deterioration in the economy during the fourth quarter of 2008, the Company determined that it was more likely than not that the fair value of the Mortgage, Commercial Real Estate, and Corporate and Investment Banking reporting units was less than their respective carrying value as of December 31, 2008, due to their exposure to residential real estate and capital markets. As a result, the Company performed the second step of the goodwill impairment evaluation, which involved calculating the implied fair value of the goodwill for those reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit’s

Notes to Consolidated Financial Statements (Unaudited)-Continued

assets and liabilities, including previously unrecognized intangible assets, is individually evaluated. The excess of the fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied fair value of goodwill. The Company estimated the fair value of each reporting unit’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk premiums that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities. Based on this analysis, the Company determined that the implied fair value of the goodwill for the reporting units evaluated was in excess of the carrying value of the goodwill for those reporting units; therefore, no goodwill impairment was recorded as of December 31, 2008. This evaluation and resulting conclusion was significantly affected by the estimated fair value of the loans pertaining to the reporting units that were evaluated, particularly the market risk premium that is a consequence of the current distressed market conditions.

Due to the continued recessionary environment and sustained deterioration in the economy during the first quarter of 2009, the Company performed a complete goodwill impairment analysis for all of its reporting units. The estimated fair value of the Retail, Commercial, and Wealth and Investment Management reporting units exceeded their respective carrying values as of March 31, 2009; however, the fair value of the Household Lending, Corporate and Investment Banking, Commercial Real Estate (included in Retail and Commercial segment), and Affordable Housing (included in Retail and Commercial segment) reporting units were less than their respective carrying values. The goodwill impairment analysis estimated fair value using discounted cash flow analyses, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit that were incorporated in the valuations included projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. The Company assessed the reasonableness of the estimated fair value of the reporting units by giving consideration to the Company’s market capitalization over a reasonable period of time; however, due to the significant and unprecedented volatility in market capitalization of the financial institution’s sector, supplemental information was applied based on observable multiples from guideline transactions, adjusting to reflect Company specific factors, as well as current market conditions. In the case of the Commercial Real Estate and Affordable Housing reporting units, fair value was estimated using the cost approach (also known as the asset approach), which was based on the fair value of these reporting unit’s assets and liabilities, including previously unrecognized intangible assets. This approach was determined to be most appropriate due to the likelihood that a market participant would assume negligible going concern value on the long-term cash flow projections and terminal value due to the currently distressed nature of these businesses.

For those reporting units where the fair value was less than carrying value, the implied fair value of goodwill was determined in the same manner used as of December 31, 2008 and as described above. The implied fair value of goodwill of the Corporate and Investment Banking reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded for this reporting unit as of March 31, 2009. However, the implied fair value of goodwill applicable to the Household Lending, Commercial Real Estate, and Affordable Housing reporting units was less than the carrying value of the goodwill. As of March 31, 2009, an impairment loss of $751.2 million was recorded, which was the entire amount of goodwill carried by each of those reporting units. Based on the tax nature of the acquisitions that initially generated the goodwill, $677.4 million of the goodwill impairment charge was non-deductible for tax purposes. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and macro economic conditions that put downward pressure on the fair value of these businesses. The primary factors contributing to the impairment recognition was further deterioration in the actual and projected financial performance of these reporting units, as evidenced by the increase in net charge-offs and nonperforming loans. These declines reflect the current downturn, which resulted in depressed earnings in these businesses and the significant decline in the Company’s market capitalization during the first quarter.

Changes in the carrying amount of goodwill by reportable segment for the three months ended March 31 are as follows:

(Dollars in thousands)	Retail	Commercial	Retail and Commercial	Wholesale	Corporate and Investment	Household Lending	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total

Balance, January 1, 2009	$-	$-	$5,911,990	$522,548	$-	$-	$278,254	$330,711	$-	$7,043,503
Intersegment transfers	-	-	125,580	(522,548)	223,307	451,915	($278,254)	-	-	-
Goodwill impairment	-	-	(299,241)	-	-	(451,915)	-	-	-	(751,156)
Inlign Wealth Management Investments, LLC purchase price adjustments[1]	-	-	-	-	-	-	-	3,121	-	3,121
TBK Investments, Inc. purchase price adjustments[1]	-	-	-	-	-	-	-	493	-	493
GB&T purchase price adjustment	-	-	535	-	-	-	-	-	-	535
Seix contingent consideration	-	-	-	-	-	-	-	12,722	-	12,722
Cymric Family Office Services purchase price adjustment	-	-	-	-	-	-	-	213	-	213

Balance, March 31, 2009	$-	$-	$5,738,864	$-	$223,307	$-	$-	$347,260	$-	$6,309,431

1 SFAS No. 141 requires net assets acquired in a business combination to be recorded at their estimated fair value. Adjustments to the estimated fair value of acquired assets and liabilities generally occur within one year of the acquisition. However, tax related adjustments are permitted to extend beyond one year due to the degree of estimation and complexity. The purchase adjustments in the above table represent adjustments to the estimated fair value of the acquired net assets within the guidelines under U.S. GAAP.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Changes in the carrying amounts of other intangible assets for the three months March 31 are as follows:

(Dollars in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights- Amortized Cost	Mortgage Servicing Rights- Fair Value	Other	Total
Balance, January 1, 2008	$172,655	$1,049,425	$-	$140,915	$1,362,995
Amortization	(14,952)	(56,442)	-	(5,763)	(77,157)
MSRs originated	-	152,303	-	-	152,303
Sale of interest in Lighthouse Investment Partners	-	-	-	(5,992)	(5,992)
MSRs impairment reserve	-	(1,881)	-	-	(1,881)

Balance, March 31, 2008	$157,703	$1,143,405	$-	$129,160	$1,430,268

Balance, January 1, 2009	$145,311	$810,474	$-	$79,642	$1,035,427
Designated at fair value (transfers from amortized cost)	-	(187,804)	187,804	-	-
Amortization	(11,881)	(67,467)	-	(4,108)	(83,456)
MSRs originated	-	-	146,290	-	146,290
MSRs impairment recovery	-	31,298	-	-	31,298
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	(9,054)	-	(9,054)
Other changes in fair value [2]	-	-	(16,744)	-	(16,744)
Other	-	-	-	(428)	(428)

Balance, March 31, 2009	$133,430	$586,501	308,296	$75,106	$1,103,333

[1]	Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.
[2]	Represents changes due to the collection of expected cash flows, net of accretion due to passage of time.

As reflected in the table above, the Company elected to create a second class of mortgage servicing rights (“MSRs”) effective January 1, 2009. This new class of MSRs is reported at fair value and is being actively hedged as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements. Prior to this election, the Company did not actively hedge MSRs but managed the economic risk through the Company’s overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and mortgage originations. The new MSRs class includes MSRs recognized on loans sold after December 31, 2008, as well as MSRs related to loans originated and sold in 2008. The portion of existing MSRs being transferred to the new MSRs class reflects management’s desire to actively hedge this portion of the existing MSRs given the higher prepayment risk associated with loans sold in 2008 and subsequent thereto. MSRs associated with loans originated or sold prior to 2008 continue to be accounted for using the amortized cost method and managed through the Company’s overall asset/liability management process. The transfer of MSRs from the amortized cost method to fair value did not have a material effect on the Consolidated Financial Statements since the MSRs were effectively reported at fair value as of December 31, 2008 as a result of impairment losses recognized at the end of 2008.

Note 6 – Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities

Certain Transfers of Financial Assets

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans and collateralized debt obligation (“CDO”) securities in a sale or securitization in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers has been limited to owning certain beneficial interests, such as securitized debt instruments, and certain servicing or collateral manager responsibilities. Except as specifically noted herein, the Company is not required to provide additional financial support to any of these entities, nor has the Company provided any support it was not obligated to provide. Generally, the Company’s forms of continuing involvement under SFAS No. 140 also constituted variable interests (“VIs”) under FIN 46(R). Interests that continue to be held by the Company in transferred financial assets, excluding servicing and collateral management rights, are generally recorded as securities available for sale or trading assets at their allocated carrying amounts based on their relative fair values at the time of transfer and are subsequently remeasured at fair value. For such interests, when quoted market prices are not available, fair value is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved, based on how management believes market participants would determine such assumptions. See Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial

Notes to Consolidated Financial Statements (Unaudited)-Continued

Statements for further discussion of the Company’s fair value methodologies. Servicing rights may give rise to servicing assets, which are either initially recognized at fair value, subsequently amortized, and tested for impairment or elected to be carried at fair value. Gains or losses upon sale, in addition to servicing fees and collateral management fees, are recorded in noninterest income. Changes in the fair value of interests that continue to be held by the Company that are accounted for as trading assets or securities available for sale are recorded in trading account profits and commissions or as a component of accumulated other comprehensive income (“AOCI”), respectively. In the event any decreases in the fair value of such interests that are recorded as securities available for sale are deemed to be other-than-temporary, such losses are recorded in securities gains/losses.

Residential Mortgage Loans

SunTrust typically transfers first lien residential mortgage loans in securitization transactions involving QSPEs sponsored by Ginnie Mae, Fannie Mae and Freddie Mac. These loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. Beginning January 1, 2009, the Company began to carry certain mortgage servicing rights at fair value along with servicing rights that were originated in 2008 which were transferred to fair value. See “Mortgage Servicing Rights” herein for further discussion regarding the accounting for servicing rights. In a limited number of securitizations, the Company has transferred loans to QSPEs sponsored by the Company. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The retained securities are carried at fair value as either trading assets or securities available for sale. The Company has accounted for all transfers of residential mortgage loans to QSPEs as sales and, because the transferees are QSPEs, the Company does not consolidate any of these entities. No events have occurred during the quarter ended March 31, 2009 that changed the status of the QSPEs or the nature of the transactions, which would have called into question either the Company’s sale accounting or the QSPE status of the transferees.

As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, which are discussed in Note 11, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements. Repurchases of loans from QSPEs sponsored by the Company totaled approximately $17 million in 2008, including approximately $13 million of second lien loans that were substituted with new loans. No additional repurchases occurred during the three month period ended March 31, 2009.

Commercial Mortgage Loans

Certain transfers of commercial mortgage loans were executed with third party special purpose entities, which the Company deemed to be QSPEs and did not consolidate. During 2008, the Company sold all of the related servicing rights, which were not financial assets subject to SFAS No. 140, in exchange for cash proceeds of approximately $6.6 million. As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, but the Company has not incurred any losses with respect to such representations and warranties.

Commercial and Corporate Loans

In 2007, the Company completed a structured sale of corporate loans to multi-seller commercial paper conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a variable interest in the third party conduits as it relates to the unparticipated portion of the loans. During the three month period ended March 31, 2009, the Company wrote this residual interest and related accrued interest to zero, resulting in a loss of approximately $16.6 million inclusive of accrued interest. This write off was the result of the deterioration in the performance of the loan pool to such an extent that the Company will no longer receive cash flows on the interest until the senior participation interest has been repaid in full. The fair value of the residual at March 31, 2009 and December 31, 2008 was $0.0 million and $16.2 million, respectively. The Company provides commitments in the form of liquidity facilities to these conduits; the sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $473.7 million and $500.7 million at March 31, 2009 and December 31, 2008, respectively. No events have occurred during the quarter ended March 31, 2009 that would have called into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

The Company has also transferred commercial leveraged loans and bonds to securitization vehicles that are considered VIEs. In addition to retaining certain securities issued by the VIEs, the Company also acts as manager or servicer for these VIEs as well as other VIEs that are funds of commercial leveraged loans and high yield bonds. At March 31, 2009 and December 31, 2008, the Company’s direct exposure to loss related to these VIEs was approximately $11.2 million and $16.7 million, respectively, which represent the Company’s interests in preference shares of these entities. During the quarter ended March 31, 2009, the

Notes to Consolidated Financial Statements (Unaudited)-Continued

Company recognized losses of approximately $6.8 million related to the write off of the preference shares in all of the commercial loans and bonds securitization vehicles due to deterioration in the performance of the collateral in those vehicles. The Company does not expect to receive cash from its ownership of those preference shares in the foreseeable future. The Company continues to hold an interest in the preference shares of a fund of commercial leveraged loans and bonds, which represents the Company’s direct exposure of $11.2 million at March 31, 2009. At March 31, 2009 and December 31, 2008, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.7 billion. No reconsideration events, as defined in FIN 46(R), occurred during the three month period ended March 31, 2009 that would change the Company’s conclusion that it is not the primary beneficiary of these entities.

Student Loans

In 2006, the Company completed one securitization of student loans through a transfer of loans to a QSPE and retained the corresponding residual interest in the QSPE trust. The fair value of the residual interest at March 31, 2009 and December 31, 2008 was $16.4 million and $13.4 million, respectively. No events have occurred during the quarter ended March 31, 2009 that changed the status of the QSPEs or the nature of the transactions, which would have called into question either the Company’s sale accounting or the QSPE status of the transferees.

CDO Securities

The Company has historically transferred bank trust preferred and subordinated debt securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. During 2008, the Company recognized impairment losses, net of distributions received, of $15.9 million related to the ownership of its equity interests in these VIEs and, at December 31, 2008, these equity interests had all been written down to a fair value of zero due to increased losses in the underlying collateral. For the quarter ended March 31, 2009, the Company received $0.4 million in interest payments from these entities from senior interests acquired during 2007 and 2008, in conjunction with its acquisition of assets from Three Pillars Funding, LLC (“Three Pillars”) and the auction rate securities (“ARS”) issue discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements. No events have occurred during the quarter ended March 31, 2009 that would have called into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs. The total assets of the trust preferred CDO entities in which the Company has continuing involvement was $2.0 billion at March 31, 2009 and December 31, 2008. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at March 31, 2009 and December 31, 2008 is limited to (1) the current positions held in trading securities with a fair value of $45.9 million and $45.0 million, respectively, and (2) the remaining securities expected to be purchased in conjunction with the ARS issue, which have a total fair value of $4.3 million and $9.7 million, respectively.

In 2006, the Company received $472.6 million in proceeds from the transfer of debt securities into a securitization of CDO securities of asset-backed securities (“ABS”) and residential mortgage-backed securities (“MBS”). The securitization entity was liquidated in 2008.

The following tables present certain information related to the Company’s asset transfers in which it has continuing involvement for each of the periods ended March 31, 2009 and March 31, 2008. The Company did not execute any asset transfers in the periods presented.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Quarter Ended March 31, 2009
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Consolidated

Cash flows on interests held	$20,181	$-	$394	$338	$439	$21,352
Servicing or management fees	1,336	-	2,983	204	-	4,523

	Quarter Ended March 31, 2008
(Dollars in thousands)	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Corporate Loans	Student Loans	CDO Securities	Consolidated

Cash flows on interests held	$21,447	$-	$4,101	$456	$649	$26,653
Servicing or management fees	1,578	66	3,387	214	-	5,245

As transferor, the Company typically provides standard representations and warranties in relation to assets transferred. However, other than the loan substitution discussed previously herein, purchases of assets previously transferred in securitization transactions were insignificant across all categories for all periods presented.

The Company’s retained interests include senior and subordinated securities in residential mortgage securitization transactions and subordinated interests in securitizations of commercial and corporate loans, student loans and CDO securities. At March 31, 2009, the total fair value of such interests was approximately $259.4 million, as compared to $292.3 million at December 31, 2008. The weighted average remaining lives of the Company’s retained interests ranged from approximately 3 years to 19 years for interests in residential mortgage loans, commercial and corporate loans and student loans as of March 31, 2009 and December 31, 2008, with the weighted average remaining life of interests in CDO securities approximating 25 years. To estimate the fair values of these securities, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. The Company has considered the impacts on the fair values of two unfavorable variations from the estimated amounts, related to the fair values of the Company’s retained and residual interests, excluding MSRs, which are separately addressed herein. Declines in fair values for the total retained interests due to 10% and 20% adverse changes in the key assumptions and inputs totaled approximately $18.3 million and $32.8 million, respectively, as of March 31, 2009, as compared to approximately $20.1 million and $40.0 million, respectively, as of December 31, 2008. For certain subordinated retained interests in residential mortgage securitizations, the Company uses dealer indicated prices, as the Company believes these price indications more accurately reflect the severe disruption in the market for these securities as opposed to modeling efforts the Company could otherwise undertake. As such, the Company has not evaluated any adverse changes in key assumptions of these values. As of March 31, 2009 and December 31, 2008, the fair values of these subordinated interests were $7.3 million and $4.4 million respectively, based on weighted average prices of 20.8% and 12.3% of par, respectively. Expected static pool losses were approximately 1% to 9% for interests related to securitizations of residential mortgage loans as of March 31, 2009 as compared to 5% or less for residential mortgage loans and commercial and corporate loans, as of December 31, 2008, with the reduction due to the write off of the Company’s retained interests in securitizations of commercial and corporate loans. For interests related to securitizations of CDO securities, expected static pool losses ranged from approximately 23% to 32% as of March 31, 2009 and December 31, 2008.

Portfolio balances and delinquency balances based on 90 days or more past due (including accruing and nonaccrual loans) as of March 31, 2009 and December 31, 2008, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for the three month periods ended March 31, 2009 and March 31, 2008 are as follows:

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Principal Balance		Past Due		Net Charge-offs
	March 31,	December 31,	March 31,	December 31,	For the Three Months Ended March 31,
(Dollars in millions)	2009	2008	2009	2008	2009	2008
Type of loan:
Commercial	$38,616.3	$41,039.9	$507.6	$340.9	$131.8	$28.2
Residential mortgage and home equity	48,635.9	48,520.2	3,234.5	2,727.6	338.9	204.2
Commercial real estate and construction	24,140.6	24,821.1	1,766.1	1,492.6	83.2	23.1
Consumer	11,524.7	11,646.9	474.4	411.1	39.6	37.3
Credit card	975.5	970.3	-	-	16.6	4.4

Total loan portfolio	123,893.0	126,998.4	5,982.6	4,972.2	610.1	297.2
Managed securitized loans
Commercial	3,682.9	3,766.8	25.4	30.2	7.0	-
Residential mortgage	1,750.7	1,836.2	87.3	132.2	9.0	4.2
Other	539.6	565.2	54.5	61.6	-	0.3

Total managed loans	$129,866.2	$133,166.6	$6,149.8	$5,196.2	$626.1	$301.7

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities and repurchase contingencies under standard representations and warrantees made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $109.4 billion and $106.6 billion at March 31, 2009 and December 31, 2008, respectively. Related servicing fees received by the Company during the three month periods ended March 31, 2009 and March 31, 2008 were $76.2 million and $70.3 million, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company. The Company maintains two classes of MSRs: MSRs related to loans originated and sold after January 1, 2008, which are reported at fair value; and MSRs related to loans sold before January 1, 2008, which are reported at amortized cost, net of any allowance for impairment losses.

Any impacts of this activity are reflected in the Company’s Consolidated Statements of Income in mortgage servicing-related income. See Note 5, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements for the rollforward of MSRs.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three month periods ended March 31, 2009 and March 31, 2008 was $81.8 million and $85.1 million, respectively. These amounts are reported in mortgage servicing-related income in the Consolidated Statements of Income.

As of March 31, 2009 and December 31, 2008, the total unpaid principal balance of mortgage loans serviced was $166.4 billion and $162.0 billion, respectively. Included in these amounts were $131.9 billion and $130.5 billion as of March 31, 2009 and December 31, 2008, respectively, of loans serviced for third parties. As of March 31, 2009 and December 31, 2008, the Company had established valuation allowances of $174.6 million and $370.0 million, respectively. No permanent impairment losses were written-off against the allowance during the year ended December 31, 2008 or the first quarter of 2009.

Prepayment risk subjects the MSRs carried at the lower of cost or market to impairment risk. Impairment of MSRs is recognized when the fair value is less than the amortized cost basis of the MSRs. For purposes of measuring impairment, MSRs are stratified based on interest rate and type of related loan. When fair value is less than amortized cost for an individual stratum and the impairment is believed to be temporary, the impairment is recorded to a valuation allowance; the impairment is recorded as a write-down of the amortized cost basis of the MSRs when the impairment is deemed other-than-temporary.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs and the sensitivity of the March 31, 2009 and December 31, 2008 fair values to immediate 10% and 20% adverse changes in those assumptions follows.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in millions)	2009 Fair Value	2009 Amortized Cost	2008 Amortized Cost
Fair value of retained MSRs	$308.3	$596.6	$815.6

Prepayment rate assumption (annual)	27.8%	31.8%	32.8%
Decline in fair value of 10% adverse change	$21.9	$46.3	$61.2
Decline in fair value of 20% adverse change	41.0	86.4	113.8
Discount rate (annual)	9.1%	9.8%	9.3%
Decline in fair value of 10% adverse change	$8.4	$12.4	$17.9
Decline in fair value of 20% adverse change	16.3	24.3	35.0

Weighted average life (in years)	3.60	2.61	2.50
Weighted average coupon	5.80	6.15	6.15

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

Three Pillars Funding, LLC

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller commercial paper conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients. Three Pillars finances this activity by issuing A-1/P-1 rated commercial paper (“CP”); however, subsequent to March 31, 2009, Three Pillars CP was downgraded to A-2/P-1 due to the downgrade to A-/A2 of SunTrust Bank (the “Bank”) which provides liquidity and credit enhancement to Three Pillars. This downgrade was not a reflection on the asset quality of Three Pillars. Three Pillars had no other form of funding outstanding as of March 31, 2009 or December 31, 2008.

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the commercial paper holders; and providing the majority of the liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue commercial paper or in certain other circumstances. The Company’s activities with Three Pillars generated total fee revenue for the Company, net of direct salary and administrative costs incurred by the Company, of approximately $17.7 million and $6.3 million for the three month periods ended March 31, 2009 and 2008, respectively.

Three Pillars has issued a subordinated note to a third party, which matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. Only the remaining balance of the first loss note, after any incurred losses, will be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, the Company would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were $20.0 million at March 31, 2009 and December 31, 2008.

The Company has determined that Three Pillars is a VIE, as Three Pillars has not issued sufficient equity at risk, as defined by FIN 46(R). The Company and the holder of the subordinated note are the two significant VIE holders in Three Pillars. The Company and this note holder are not related parties or de facto agents of one another. As such, the Company has developed a mathematical model that calculates the expected losses and expected residual returns of Three Pillars’ assets and operations, based on a Monte Carlo simulation, and allocates each to the Company and the

Notes to Consolidated Financial Statements (Unaudited)-Continued

holder of the subordinated note. The results of this model, which the Company evaluates monthly, have shown that the holder of the subordinated note absorbs the majority of the variability of Three Pillars’ expected losses. The Company believes the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels, as well as on the forecasted growth in Three Pillars’ assets and, therefore, has concluded it is not Three Pillars’ primary beneficiary and is not required to consolidate Three Pillars. Should future losses reduce the subordinated note funding account below its required level or if the note is reduced to a size deemed insufficient to support the growth of the assets in Three Pillars, the Company would likely be required to consolidate Three Pillars, if an amendment of the current subordinate note or a new subordinate note could not be obtained. The Company currently believes that any events related to the credit quality of Three Pillars’ assets that may result in consolidation are unlikely to occur.

As of March 31, 2009 and December 31, 2008, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $3.3 billion and $3.5 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $5.3 billion and $3.3 billion, respectively, as of March 31, 2009, almost all of which renew annually as compared to $5.9 billion and $3.5 billion, respectively, as of December 31, 2008. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries which collateralize 47% and 15%, respectively, of the outstanding commitments, as of March 31, 2009, as compared to 47% and 20%, respectively, as of December 31, 2008. Assets supporting those commitments have a weighted average life of 1.48 years and 1.52 years at March 31, 2009 and December 31, 2008, respectively. Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by Credit Risk Management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement structures that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of Credit Risk Management, or Three Pillars could terminate the transaction and enforce any rights or remedies available including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Company in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires Credit Risk Management approval. The Company is not aware of unfavorable trends within Three Pillars for which the Company expects to suffer material losses. During the quarters ended March 31, 2009 and 2008, there were no write-downs of Three Pillars’ assets.

At March 31, 2009, Three Pillars’ outstanding CP used to fund the above assets totaled $3.3 billion, with remaining weighted average lives of 15.3 days and maturities through June 16, 2009. Three Pillars was generally able to fund itself by issuing CP on behalf of commercial clients, despite the lack of market liquidity. However, during the month of September 2008, the illiquid markets put a significant strain on the CP market and, as a result of this temporary disruption, the Company purchased approximately $275.4 million par amount of Three Pillars overnight CP, none of which was outstanding at December 31, 2008. Separate from the temporary disruption in the CP markets in September, the Company held outstanding Three Pillars’ CP at December 31, 2008 with a par amount of $400 million, all of which matured on January 9, 2009. The Company did not hold any Three Pillars’ CP at March 31, 2009. Subsequent to March 31, 2009, the downgrade of the credit rating of Three Pillars by one national rating agency negatively impacted its ability to issue CP. As a result, the Company has purchased certain amounts of overnight CP at estimated market rates, on a discretionary and non-contractual basis, as the Company continues to monitor the impacts of the downgrade of Three Pillars’ CP. The Company will continue to evaluate its interest in purchasing Three Pillars’ CP as market events develop. None of the Company’s purchases of CP during 2009 and 2008 altered the Company’s conclusion that it is not the primary beneficiary of Three Pillars.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company manages the credit risk associated with these commitments by subjecting them and the underlying collateral assets of Three Pillars to the Company’s normal credit approval and monitoring processes. Any losses on the commitments provided to Three Pillars by the Company resulting from a loss due to nonpayment on the underlying assets would be reimbursed to the Company from the subordinated note reserve account, which is the amount outstanding on the subordinated note agreement. The total notional amounts of the liquidity facilities and other credit enhancements represent the Company’s maximum exposure to potential loss, which was $5.4 billion and $536.2 million, respectively, as of March 31, 2009, compared to $6.1 billion and $597.5 million, respectively, as of December 31, 2008. The Company did not have any liability recognized on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of March 31, 2009 or December 31, 2008, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these off-balance sheet commitments during the three month periods ended March 31, 2009 or 2008. There are no other contractual arrangements that the Company plans to enter into with Three Pillars to provide it additional support.

Prior to January 1, 2008, the Company had provided a separate liquidity facility to Three Pillars that supported Three Pillars’ qualified ABS. During the year ended December 31, 2007, Three Pillars decided to exit those types of investments due to continued deterioration in the performance of the underlying collateral and market illiquidity, which resulted in a material decrease in the market value of those securities. In order to exit this business, Three Pillars drew on this separate liquidity facility with the Company, under which the Company purchased the qualified ABS at amortized cost plus the related unpaid CP interest used to fund that investment, which totaled $725.0 million. Subsequent to this funding, Three Pillars and the Company canceled this separate liquidity agreement, as Three Pillars had exited this business. Of the investments included in the purchase, only one security in the amount of $62 million had experienced a decline in credit to such an extent that management believed a future principal loss on the ABS was likely to occur. As a result of the purchase of the qualified ABS, the Company recorded a trading loss of $144.8 million during the fourth quarter of 2007. Since the purchase, the Company has sold all but one of the ABS positions, which has a fair value of $9.2 million at March 31, 2009. For the year ended December 31, 2008, the Company received $406.6 million in proceeds from the sales of these ABS, $14.1 million of paydowns, and recognized $144.8 million in net trading losses; the Company did not receive any such proceeds for the three month period ended March 31, 2009.

Total Return Swaps (“TRS”)

The Company has had involvement with various VIEs that purchase portfolios of loans at the direction of third parties. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the loans, the Company provides senior financing to these VIEs. At March 31, 2009 and December 31, 2008, the Company had $339.3 million and $603.4 million, respectively, in such financing outstanding, which is classified within trading assets on the Consolidated Balance Sheets. In addition, the Company also enters into TRS transactions with the VIEs that the Company mirrors with a TRS with the third party who controls the loans owned by the VIE. The TRS transactions pass through all interest and other cash flows on the loans to the third party, along with exposing the third parties to any depreciation on the loans and providing them with the rights to all appreciation on the loans. The terms of the TRS transactions require the third parties to post initial margin, in addition to ongoing margin as the fair values of the underlying loans decrease. The Company has concluded that it is not the primary beneficiary of these VIEs. The VIEs are designed for the benefit of the third parties, and the third parties have implicit variable interests in the VIEs via their TRS transactions with the Company, whereby these third parties absorb the majority of the expected losses and are entitled to the majority of the expected residual returns of the VIEs. At March 31, 2009 and December 31, 2008, these VIEs had entered into TRS with the Company that had outstanding notional of $339.3 million and $602.1 million, respectively. The Company has not provided any support that it was not contractually obligated to for the three months ended March 31, 2009 or the year ended December 31, 2008. The Company decided to exit this business in late 2008 and is in the process of terminating the transactions. For additional information on the Company’s TRS with these VIEs, see Note 10, “Derivative Financial Instruments” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Community Development Investments

As part of its community reinvestment initiatives, the Company invests almost exclusively throughout its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its partnership investments. The Company has determined that these partnerships are VIEs when SunTrust does not own 100% of the entity because the holders of the equity investment at risk do not have the direct or indirect ability to make decisions that have a significant impact on the business. Accordingly, the Company’s general partner, limited partner and/or debt interests are variable interests that the Company evaluates for purposes of determining whether the Company is the primary beneficiary. During 2009 and 2008, SunTrust did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide.

For some partnerships, SunTrust operates strictly as a general partner or the indemnifying party and as such is exposed to a majority of the partnerships’ expected losses. Accordingly, SunTrust consolidates these partnerships on its Consolidated Balance Sheet. As the general partner or indemnifying party, SunTrust typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of March 31, 2009 and December 31, 2008, total assets, which consists primarily of fixed assets and cash attributable to the consolidated partnerships, were $19.3 million and $20.5 million, respectively, and total liabilities, excluding intercompany liabilities were $3.2 million and $3.3 million, respectively. Security deposits from the tenants are recorded as liabilities on SunTrust’s Consolidated Balance Sheet. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were $0.1 million as of March 31, 2009 and December 31, 2008. While the obligations of the general partner or indemnifying entity are generally non-recourse to SunTrust, the Company, as the general partner or the indemnifying entity, may from time to time step in when needed to fund deficits. During 2009 and 2008, SunTrust did not provide any significant amount of funding as the general partner or the indemnifying entity to fund any deficits they may have had.

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it will not absorb a majority of the expected losses of the partnership. Typically, the general partner or an affiliate of the general partner provide guarantees to the limited partner which protect the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. The Company accounts for its limited partner interests in accordance with the provisions of EITF No. 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Partnership assets of approximately $1.1 billion and $1.0 billion in these partnerships were not included in the Consolidated Balance Sheets at March 31, 2009 and December 31 2008, respectively. These limited partner interests had carrying values of $198.3 million and $188.9 million at March 31, 2009 and December 31, 2008, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $478.9 million and $473.2 million at March 31, 2009 and December 31, 2008, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $209.7 million and $202.7 million of loans issued by the Company to the limited partnerships at March 31, 2009 and December 31, 2008, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that SunTrust has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When SunTrust owns both the limited partner and general partner or indemnifying party, SunTrust consolidates the partnerships and does not consider these partnerships VIEs because as owner of the partnerships the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of March 31, 2009 and December 31, 2008, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $485.2 million and $493.5 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $330.2 million and $327.6 million, respectively.

RidgeWorth Family of Mutual Funds

RidgeWorth Capital Management, Inc., (“RidgeWorth”), a registered investment advisor and wholly-owned subsidiary of the Company, serves as the investment advisor for various private placement and publicly registered investment funds (collectively the “Funds”). The Company evaluates these Funds to determine if the Funds are voting interest entities or VIEs, as well as monitors the nature of its interests in each Fund to determine if the Company is required to consolidate any of the Funds.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses or expected returns of the funds. As the Company does not invest in these funds, its exposure to loss is limited to the investment advisor and other administrative fees it earns. Payment on these fees is received from the individual investor accounts. The total unconsolidated assets of these funds as of March 31, 2009 and December 31, 2008 were $3.4 billion and $3.6 billion, respectively.

While the Company does not have any contractual obligation to provide monetary support to any of the Funds, the Company did elect to provide support for specific securities on one occasion in 2008 and two occasions in 2007 to three of the funds. In 2008 and 2007, the Company purchased approximately $2.4 billion of securities from these three funds at amortized cost plus accrued interest. The Company took these actions in response to unprecedented market events to protect investors in these funds from possible losses associated with these securities. Two of the funds were previously considered voting interest entities and in connection with these purchases, the Company re-evaluated its involvement with these funds. As a result of the unprecedented circumstances that caused the Company to intervene, the lack of any contractual obligation to provide any current or future support to the funds, and the size of the financial support ultimately provided, the Company concluded that these two funds were still voting interest entities. The Company concluded that the third fund was a VIE and that, as a result of the purchase of securities, it was the primary beneficiary of this fund as it was likely to absorb a majority of the expected losses of the fund. Accordingly, this fund was consolidated in September 2007 and was subsequently closed in November 2007, which resulted in the termination of the VIE. At March 31, 2009 and December 31, 2008, the Company still owned securities purchased from these three funds of $226.9 million and $246.0 million, respectively. Additionally, see the Annual Report on Form 10-K for the year ended December 31, 2008 for more information regarding the actions SunTrust took in 2008 and 2007 relating to these funds.

Note 7 - Earnings Per Share

	Three Months Ended
	March 31
(In thousands, except per share data)	2009	2008
Net income/(loss)	($815,167)	$290,555
Series A preferred dividends	5,000	6,977
U.S. Treasury preferred dividends	66,279	-
Dividends and undistributed earnings allocated to unvested shares	(11,065)	2,023

Net income/(loss) available to common shareholders	($875,381)	$281,555

Average basic common shares	351,352	346,581
Effect of dilutive securities:
Stock options	-	557
Performance and restricted stock	-	934

Average diluted common shares	351,352	348,072

Earnings/(loss) per average common share - diluted	($2.49)	$0.81

Earnings/(loss) per average common share - basic	($2.49)	$0.81

Note 8 - Income Taxes

The provision for income taxes was a benefit of $150.8 million and expense of $91.6 million for the three months ended March 31, 2009 and 2008, respectively, representing effective tax rates of (15.6)% and 24.0% during those periods. The Company calculated the benefit for income taxes for the three months ended March 31, 2009 discretely based on actual year-to-date results. The Company applied an estimated annual effective tax rate to the year-to-date pre-tax earnings to derive the provision for income taxes for the three months ended March 31, 2008.

As of March 31, 2009, the Company’s gross cumulative unrecognized tax benefits (“UTBs”) amounted to $334.5 million, of which $269.5 million (net of federal benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2008, the Company’s gross cumulative unrecognized tax benefits amounted to $330.0 million. Additionally, the Company recognized a gross liability of $75.1 million and $70.9 million for interest related to its unrecognized tax benefits as of March 31, 2009 and December 31, 2008, respectively. Interest expense related to unrecognized tax benefits was $7.6 million for the three month period ended March 31, 2009, compared to $4.3 million for the same period in 2008. The Company continually evaluates the unrecognized tax benefits associated with its uncertain tax positions. It is reasonably possible that the total UTBs could significantly increase or decrease during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. However, an estimate of the range of the change in the total amount of UTBs cannot be made currently.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Note 9 - Employee Benefit Plans

Stock Based Compensation

The weighted average fair values of options granted during the first three months of 2009 and 2008 were $4.73 per share and $8.46 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31
	2009	2008
Expected dividend yield	4.42%	4.58%
Expected stock price volatility	84.20	21.73
Risk-free interest rate (weighted average)	1.99	2.87
Expected life of options	6 years	6 years

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price
Balance, January 1, 2009	15,641,872	$17.06 - $150.45	$65.29	3,803,412	$113,394	$64.61
Granted	3,115,614	9.06	9.06	2,030,880	18,400	9.06
Exercised/vested	-	-	-	(954,438)	-	63.95
Cancelled/expired/forfeited	(301,475)	35.84 - 149.81	62.48	(60,273)	(3,526)	58.49
Amortization of compensation element of performance and restricted stock	-	-	-	-	(20,283)	-

Balance, March 31, 2009	18,456,011	$9.06 - $150.45	$55.84	4,819,581	$107,985	$41.41

Exercisable, March 31, 2009	13,260,722		$65.30

Available for additional grant, March 31, 2009 [1]	5,910,504

1 Includes 2,130,597 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at March 31, 2009:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2009	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at March 31, 2009	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$9.06 to $49.46	3,926,980	$15.25	8.98	$8,350	511,366	$44.57	3.07	$-
$49.47 to $64.57	5,253,259	56.49	3.01	-	5,253,259	56.49	3.01	-
$64.58 to $150.45	9,275,772	72.66	5.39	-	7,496,097	72.89	4.64	-

	18,456,011	$55.84	5.48	$8,350	13,260,722	$65.30	3.94	$-

Notes to Consolidated Financial Statements (Unaudited)-Continued

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended March 31
(In thousands)	2009	2008
Stock-based compensation expense:
Stock options	$2,913	$3,484
Performance and restricted stock	20,283	10,148

Total stock-based compensation expense	$23,196	$13,632

The recognized stock-based compensation tax benefit amounted to $8.8 million and $5.2 million for the three months ended March 31, 2009 and 2008, respectively.

Certain employees received long-term deferred cash awards during the first quarter of 2008 and 2009, which were subject to a three year vesting requirement. The accrual related to these deferred cash grants was $13.1 million and $1.4 million as of March 31, 2009 and 2008, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the first quarter of 2009. The expected long-term rate of return on plan assets for the Retirement Benefit plans is 8.00% for 2009.

Anticipated employer contributions/benefit payments for 2009 are $24.0 million for the Supplemental Retirement Benefit plans. For the first quarter of 2009, the actual contributions/benefit payments totaled $1.2 million.

SunTrust contributed $0.1 million to the Postretirement Welfare Plan in the first quarter of 2009. Additionally, SunTrust expects to receive a Medicare Subsidy reimbursement in the amount of $3.3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare plan is 7.25% for 2009.

	Three Months Ended March 31
	2009		2008
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$18,856	$73	$19,468	$155
Interest cost	30,063	2,803	29,273	2,953
Expected return on plan assets	(37,558)	(1,758)	(46,414)	(2,047)
Amortization of prior service cost	(2,721)	(390)	(2,792)	(390)
Recognized net actuarial loss	32,456	4,648	5,556	3,187

Net periodic benefit cost	$41,096	$5,376	$5,091	$3,858

Note 10 - Derivative Financial Instruments

The Company enters into various derivative financial instruments, as defined by SFAS No. 133, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. Where derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its value-at-risk (“VaR”) approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market risks, either economically or in accordance with the hedge accounting provisions of SFAS No. 133. The Company may also enter into derivatives, on a limited basis, to capitalize on trading opportunities in the market. In addition, as a normal part of its operations, the Company enters into interest rate lock commitments (“IRLCs”) on mortgage loans that are accounted for as freestanding derivatives under SFAS No. 133 and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value under SFAS No. 155 or SFAS No. 159. All derivatives are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recorded in other comprehensive income, net of tax, or within the Consolidated Statements of Income depending upon the use and designation of the derivatives.

Derivatives offered to clients include interest rate, credit, equity, commodity, and foreign exchange contracts. The Company’s risk management derivatives are based on underlying risks primarily related to interest rates, equity valuations, foreign exchange rates,

Notes to Consolidated Financial Statements (Unaudited)-Continued

or credit, and include swaps, options, swaptions, credit default swaps (“CDS”), currency swaps, and futures and forwards. Swaps are contracts in which a series of net cash flows, based on a specific notional amount that is related to an underlying risk, are exchanged over a prescribed period. Options, generally in the form of caps and floors, are contracts that transfer, modify, or reduce an identified risk in exchange for the payment of a premium when the contract is issued. Swaptions are contracts that provide the option to enter into a specified swap agreement with the issuer on a specified future date. CDS provide credit protection for the buyer of the contract through a guarantee, by the seller of the contract, of the creditworthiness of the underlying fixed income product. Currency swaps involve the exchange of principal and interest in one currency for another. Futures and forwards are contracts for the delayed delivery or net settlement of an underlying, such as a security or interest rate index, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an International Swaps and Derivatives Associations Master Agreement (“ISDA”); depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty if such net value is an asset to the Company and zero if such net value is a liability to the Company. As of March 31, 2009, net derivative asset positions to which the Company was exposed to risk of its counterparties were $3.3 billion, representing the net of $4.1 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.8 billion that the Company holds in relation to these gain positions. As of December 31, 2008, net derivative asset positions to which the Company was exposed to risk of its counterparties were $3.5 billion, representing the net of $4.6 billion in derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.1 billion that the Company holds in relation to these gain positions.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. The approved counterparties are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $26.2 million and $23.1 million as of March 31, 2009 and December 31, 2008, respectively.

The majority of the Company’s consolidated derivatives contain contingencies that relate to the creditworthiness of the Bank. These are contained in industry standard master trading agreements as events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, of the Company’s total derivative liability positions, approximately $1.8 billion in fair value contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an additional termination event (“ATE”) that permits the counterparties to close-out net and apply collateral or, where a Credit Support Annex (“CSA”) is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At March 31, 2009, the Bank carried long-term senior debt ratings of A+/Aa3 from two of the major ratings agencies, which were lowered to A-/A2 subsequent to March 31, 2009. For illustrative purposes, if the Bank were downgraded to BBB-/Baa3, ATEs would be triggered in derivative liability contracts that had a fair value of approximately

Notes to Consolidated Financial Statements (Unaudited)-Continued

$32.7 million at March 31, 2009, against which the Bank had posted collateral of approximately $11.0 million; ATEs do not exist at lower ratings levels. At March 31, 2009, approximately $1.8 billion in fair value of derivative liabilities are subject to CSAs, against which the Bank has posted approximately $1.6 billion in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts of approximately $131.4 million if the Bank were downgraded to BBB-/Baa3, and any further downgrades to BB+/Ba1 or below would require the posting of an additional $22.2 million. The downgrades subsequent to March 31, 2009 did not have a significant impact on the Company’s collateral position or liquidity. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

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

The table below reflects the Company’s positions in derivatives at March 31, 2009. The notional amounts in the table are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at March 31, 2009. For contracts constituting a combination of options that contain a written component and a purchased component (such as a collar), the notional amount of each component is presented separately, with the purchased component being presented as an Asset Derivative and the written component being presented as a Liability Derivative. The fair value of each combination of options is presented with the purchased component, if the combined fair value of the components is positive, and with the written component if negative. On the Consolidated Balance Sheets, the fair values of derivatives with counterparties with master netting agreements are recorded on a net basis in accordance with the provisions of FIN 39. However, for purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements, in accordance with the provisions of SFAS No. 161.

	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Values		Fair Value	Balance Sheet Classification	Notional Values		Fair Value
Derivatives designated in cash flow hedging relationships under SFAS No. 133
Equity contracts hedging the following:
Securities available for sale	Trading assets	$1,546,752		$259,529		$1,546,752		$-
Interest rate contracts hedging the following:
Floating rate loans	Trading assets	10,000,000		1,227,087		-		-
Floating rate certificates of deposits		-		-	Trading liabilities	2,000,000		48,638

Total		$11,546,752		$1,486,616		$3,546,752		$48,638

Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contracts hedging the following:
Fixed rate debt	Trading assets	$3,223,085		$339,292	Trading liabilities	$295,000		$33,154
Corporate bond holdings		-		-	Trading liabilities	110,000		14,526
Loans		-		-	Trading liabilities	7,411		177
MSRs	Other assets	7,010,000		101,425	Other liabilities	2,250,000		5,991
LHFS, IRLCs, LHFI-FV3	Other assets	7,781,326	[4]	43,650	Other liabilities	8,835,776	[4]	105,336
N/A-Trading activity	Trading assets	111,152,187	[1]	4,512,624	Trading liabilities	109,633,936		4,287,856

Foreign exchange rate contracts hedging the following:
Foreign-denominated debt	Trading assets	1,185,729		20,626	Trading liabilities	573,860		210,887
Commercial loans	Trading assets	30,128		341		-		-
N/A-Trading activity	Trading assets	3,740,122		206,784	Trading liabilities	3,569,055		182,194

Credit contracts hedging the following:
Loans	Trading assets	340,000		12,073	Trading liabilities	38,750		856
N/A-Trading activity	Trading assets	591,617	[2]	106,363	Trading liabilities	548,115	[2]	97,315

Equity contracts - Trading activity	Trading assets	4,003,268	[1]	374,271	Trading liabilities	6,944,217		416,521

Other contracts:
IRLCs	Other assets	7,929,691		106,699	Other liabilities	88,168		472
Trading activity	Trading assets	7,328		4,182	Trading liabilities	7,176		4,107

Total		$146,994,481		$5,828,330		$132,901,464		$5,359,392

Total derivatives		$158,541,233		$7,314,946		$136,448,216		$5,408,030

1 Amounts include $23.1 billion and $171.5 million of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

2 Asset and liability amounts include $2.7 million and $13.0 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3 Items contained here that are not previously defined include “LHFS” & “LHFI-FV” which are loans held for sale and loans held for investment carried at fair value, respectively.

4 Futures contracts settle in cash daily and therefore, no derivative asset or liability is recorded in this respective line for such contracts.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The impacts of derivative financial instruments on the Consolidated Income Statement for the three months ended March 31, 2009 is presented below. The impacts are segregated between those derivatives that are designated in hedging relationships under SFAS No. 133 and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal SFAS No. 133 relationships.

(Dollars in thousands) Derivatives in SFAS No. 133 cash flow hedging relationships	Amount of pre-tax gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Classification of gain/(loss) Reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) Reclassified from AOCI into Income (Effective Portion)[1]

Equity contracts hedging the following:
Securities available for sale	$9,982		$-
Interest rate contracts hedging the following:
Floating rate loans	53,049	Interest and fees on loans	109,031
Floating rate certificates of deposits	(821)	Interest on deposits	(22,988)
Floating rate debt	(15)	Interest on long-term debt	(1,333)

Total	$62,195		$84,710

(Dollars in thousands)
Derivatives not designated as hedging instruments under SFAS No. 133	Classification of gain/(loss) Recognized in Income on Derivative	Amount of gain/(loss) Recognized in Income on Derivatives
Interest rate contracts hedging the following:
Fixed rate public debt	Trading account profits and commissions	($27,944)
Corporate bond holdings	Trading account profits and commissions	2,410
Loans	Trading account profits and commissions	(5)
MSRs	Mortgage servicing income	61,211
LHFS, IRLCs, LHFI-FV	Mortgage production income	(106,631)
N/A-Trading activity	Trading account profits and commissions	11,195
Foreign exchange rate contracts hedging the following:
Foreign-denominated debt	Trading account profits and commissions	(79,189)
Commercial loans	Trading account profits and commissions	450
N/A-Trading activity	Trading account profits and commissions	35,119
Credit contracts hedging the following:
Loans	Trading account profits and commissions	(2,761)
Other	Trading account profits and commissions	7,868
Other contracts:
IRLCs	Mortgage production income	277,622
Other	Trading account profits and commissions	33
Trading activity	Trading account profits and commissions	33,538

Total		$212,916

1 During the quarter ending March 31, 2009, the Company also reclassified $8.4 million in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships under SFAS No. 133 that have been previously terminated or dedesignated.

Credit Derivatives

As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, CDS, swap participations and TRS. The Company accounts for these contracts as derivative instruments in accordance with the provisions of SFAS No. 133 and, accordingly, records these contracts at fair value, with changes in fair value recorded in trading account profits and commissions.

The Company has written CDS, on a limited basis, that are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of March 31, 2009, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the reference asset. The counterparties to these purchased CDS are of high creditworthiness and have ISDA agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at March 31, 2009, the Company does not have any significant risk of making a non-recoverable payment on any written CDS. During 2009 and 2008, the only instances of default on written CDS were driven by credit indices with

Notes to Consolidated Financial Statements (Unaudited)-Continued

constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At March 31, 2009, the written CDS had remaining terms of approximately three months to six years. The maximum guarantees outstanding at March 31, 2009 and December 31, 2008, as measured by the gross notional amounts of written CDS, were $195.8 million and $190.8 million, respectively. At March 31, 2009 and December 31, 2008, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $249.6 million and $245.2 million, respectively. The fair values of the written CDS were $29.0 million and $34.7 million at March 31, 2009 and December 31, 2008, respectively, and the fair values of the purchased CDS were $36.4 million and $45.8 million at March 31, 2009, and December 31, 2008, respectively.

The Company writes swap participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its swap participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors, that are all corporations or partnerships. At March 31, 2009, the remaining terms on these swap participations generally ranged from one to nine years, with a weighted average on the maximum estimated exposure of 3.8 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $128.0 million and $125.7 million at March 31, 2009 and December 31, 2008, respectively. The fair values of the written swap participations were de minimis at March 31, 2009 and December 31, 2008. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. In certain of these contracts, the Company would be required to pay the depreciated value, if any, of the underlying reference asset upon termination of the TRS; in this manner, a TRS functions similar to a guarantee. However, the terms of the TRS would also entitle the Company to receive the appreciated value, if any, of the underlying reference asset, which is different from traditional guarantees. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is managed through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. At March 31, 2009 and December 31, 2008, the Company had outstanding $339.3 million and $602.1 million, respectively, of outstanding and offsetting TRS notional balances. The fair values of the TRS derivative liabilities were $68.2 million and $166.6 million at March 31, 2009 and December 31, 2008, respectively. The fair values of the offsetting TRS derivative assets at March 31, 2009 and December 31, 2008 were $69.9 million and $171.0 million, respectively, and related collateral held at March 31, 2009 and December 31, 2008 was $153.1 million and $296.8 million, respectively. As of December 31, 2008, the Company had decided to exit its TRS business, and the Company is in the process of unwinding the positions. The Company has not incurred any losses on these unwinds to date and does not expect to incur any, as the TRS trades have been appropriately collateralized and payables and receivables resulting from depreciation or appreciation of the referenced assets will offset.

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company employs various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At March 31, 2009, the Company’s only outstanding SFAS No. 133 hedging relationships relate to interest rate swaps and equity forwards that have been designated as cash flow hedges of probable forecasted transactions related to recognized assets and liabilities.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans, certificates of deposit, and debt. The maximum range of hedge maturities for asset hedges is approximately five to seven years, with the weighted average being approximately 4.4 years; such maximum range for liability hedges is less than one year,

Notes to Consolidated Financial Statements (Unaudited)-Continued

with the weighted average being approximately 0.3 years. Ineffectiveness on these hedges was de minimis during the three months ended March 31, 2009. As of March 31, 2009, $251.1 million, net of tax, of the deferred net gains on derivatives that are recorded in accumulated other comprehensive income are expected to be reclassified to net interest income over the next nine months in connection with the recognition of interest income or interest expense on the hedged item.

During the third quarter of 2008, the Company executed equity forward agreements (the “Agreements”) on 30 million common shares of The Coca Cola Company (“Coke”). A consolidated subsidiary of SunTrust Banks, Inc. owns approximately 22.9 million Coke common shares and a consolidated subsidiary of SunTrust Bank owns approximately 7.1 million Coke common shares. These two subsidiaries entered into separate Agreements on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of the Agreements (including the pledges of the Coke common shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements, in their entirety, are derivatives based on the criteria in SFAS No. 133. The Agreements resulted in zero cost equity collars pursuant to the provisions of SFAS No. 133. In accordance with the provisions of SFAS No. 133, the Company has designated the Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur in approximately six and a half and seven years from the Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under the Agreements, the Company has asserted that it is probable, as defined by SFAS No. 133, that it will sell all of its Coke common shares at or around the settlement date of the Agreements. The Federal Reserve’s approval for Tier 1 Capital was significantly based on this expected disposition of the Coke common shares under the Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements generally recorded in accumulated other comprehensive income and any ineffective portions generally recorded in trading gains and losses. None of the components of the Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. The Company did not recognize any ineffectiveness during 2008 and ineffectiveness was de minimis during the first three months of 2009. Other than potential measured hedge ineffectiveness, no amounts will be reclassified from accumulated other comprehensive income over the next nine months and any remaining amounts recorded in accumulated other comprehensive income will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

Economic Hedging and Trading Activities

In addition to designated SFAS No. 133 hedging relationships, the Company also enters into derivatives as an end user as a risk management tool to economically hedge risks associated with certain non-derivative and derivative instruments, along with entering into derivatives in a trading capacity with its clients.

The primary risks that the Company economically hedges are interest rate risk, foreign exchange risk, and credit risk. The economic hedging activities are accomplished by entering into individual derivatives or by using derivatives on a macro basis, and generally accomplish the Company’s goal of mitigating the targeted risk. To the extent that specific derivatives are associated with specific hedged items, the notional amounts, fair values, and gains/(losses) on the derivatives are illustrated in the tables above.

•	The Company utilizes interest rate derivatives to mitigate exposures from various instruments.

¡

The Company is subject to interest rate risk on its fixed rate debt. As market interest rates move, a portion of the fair value of the Company’s debt is affected. To protect against this risk on certain debt issuances that the Company has elected to carry at fair value, the Company has entered into pay variable-receive fixed interest rate swaps (in addition to entering into certain non-derivative instruments on a macro basis) that decrease in value in a rising rate environment and increase in value in a declining rate environment.

¡

The Company is exposed to interest rate risk associated with MSRs, which the Company hedges with a combination of derivatives, including MBS forward and option contracts and interest rate swap and swaption contracts.

Notes to Consolidated Financial Statements (Unaudited)-Continued

¡

The Company enters into MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options to mitigate interest rate risk associated with IRLCs, mortgage loans held for sale and mortgage loans held for investment.

•

The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged by entering into cross currency swaps, which swaps receive either euros or pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income reflects only the contractual interest rate on the debt based on the spot exchange rate, while fair value changes on the derivatives and valuation adjustments under SFAS No. 52 on the debt are both recorded within trading account profits and commissions.

•	The Company enters into CDS to hedge credit risk associated with certain loans held within its Corporate and Investment Banking and Wealth and Investment Management lines of business.

Trading Activity, in the tables above, primarily include interest rate swaps, equity derivatives, CDS, TRS, futures, options and foreign currency contracts. These derivatives are entered into in a dealer capacity to facilitate client transactions or are utilized as a risk management tool by the Company as an end user in certain macro-hedging strategies. The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives under SFAS No. 133 or in connection with specific hedges and, therefore, the Company does not specifically associate individual derivatives with specific assets or liabilities.

Note 11 - Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of March 31, 2009, approximately $17.0 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At March 31, 2009, the total loss exposure ceded to the Company was approximately $680 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $267.4 million. Of this amount, $250.0 million of losses have been reserved for as of March 31, 2009, reducing our net remaining loss exposure to $17.4 million. Future reported losses may exceed $17.4 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $17.4 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts beginning in 2009, and future premium income could be significantly curtailed to the extent we agree to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $13.3 million and $17.7 million for the three month periods ended March 31, 2009 and March 31, 2008, respectively, are reported as part of noninterest income. The related provision for losses, which total $70.0 million and $7.0 million for the three month periods ended March 31, 2009 and March 31, 2008, respectively, is reported as part of noninterest expense.

As noted above, the reserve for estimated losses incurred under its reinsurance contracts totaled $250.0 million at March 31, 2009. Our evaluation of the required reserve amount includes an estimate of claims to be paid by the trust related to loans in default and as assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require

Notes to Consolidated Financial Statements (Unaudited)-Continued

the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of March 31, 2009, which have characteristics as specified by FIN 45. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 10 “Derivative Financial Instruments,” to the Consolidated Financial Statements).

Visa

The Company issues and acquires credit and debit card transactions through the Visa, U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Class B Visa Inc. common stock to its financial institution members, including the Company, in contemplation of an initial public offering (“IPO”), which occurred in March 2008. As of March 31, 2009, SunTrust had 3.2 million of Visa Inc. Class B shares, the equivalent to 2.0 million Class A shares of Visa Inc. based on the current conversion factor, which is subject to adjustment depending on the outcome of certain specifically defined litigation. The Class B shares are not transferable until the latter of the third anniversary of the IPO closing, or the date which certain specifically defined litigation has been resolved; therefore, the Class B shares are classified in other assets and accounted for at their carryover basis, which is $0 as of March 31, 2009.

The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with the restructuring, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. As a result of the indemnification provision in Section 2.05j of the Visa By-Laws and/or the indemnification provided through the judgment or loss sharing agreements, the Company estimated the fair value of the net guarantee to be $43.5 million as of March 31, 2009 and December 31, 2008. During 2008, Visa funded $4.1 billion into an escrow account, established for the purposes of funding judgments in, or settlements of, the Litigation. While the Company could be required to separately fund its proportionate share of the Litigation losses, it is expected that the escrow account will be used to pay all or a substantial amount of the losses. Therefore, the net guarantee liability of $43.5 million recorded as of March 31, 2009 includes the Company’s proportionate share of the $4.1 billion in escrow funding. A high degree of subjectivity was used in estimating the fair value of the guarantee obligation and the ultimate cost to the Company could be significantly higher or lower than the liability recorded as of March 31, 2009.

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

As of March 31, 2009 and December 31, 2008, the maximum potential amount of the Company’s obligation was $13.1 billion and $13.8 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $157.7 million and $141.9 million in other liabilities for unearned fees related to these letters of credit as of March 31, 2009 and December 31, 2008, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which

Notes to Consolidated Financial Statements (Unaudited)-Continued

the bank is not a party. In all cases, the bank holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers and the management of risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit.

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates and purchases consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans or MSRs are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan or MSRs and absorb the loss if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM also maintains a liability for estimated losses on mortgage loans and MSRs that may be repurchased due to breach of general representations and warranties or purchasers’ rights under early payment default provisions. STM’s risk of repurchasing loans under these guarantees is largely driven by borrower payment performance under the terms of the mortgage loans. As of March 31, 2009 and December 31, 2008, $100.5 million was accrued for these repurchases.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. The potential liability associated with these arrangements was approximately $12.2 million and $31.8 million as of March 31, 2009 and December 31, 2008, respectively. The Company had no amounts recorded for these guarantees as of March 31, 2009 and December 31, 2008, as these arrangements were all entered into prior to the effective date of FAS 141(R), “Business Combinations”, which requires the fair value of contingent consideration to be recorded as a liability. If required, these contingent payments will be payable at various times over the next five years.

Public Deposits

The Company holds public deposits of various states in which it does business. Individual state laws require banks to collateralize public deposits, typically as a percentage of their public deposit balance in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. Certain of the states in which the Company holds public deposits use a pooled collateral method, whereby in the event of default of a bank holding public deposits, the collateral of the defaulting bank is liquidated to the extent necessary to recover the loss of public deposits of the defaulting bank. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment, from the other banks holding public deposits in that state. The maximum potential amount of future payments the Company could be required to make is dependent on a variety of factors, including the amount of public funds held by banks in the states in which the Company also holds public deposits and the amount of collateral coverage associated with any defaulting bank. Individual states appear to be monitoring risk relative to the current economic environment and evaluating collateral requirements and therefore, the likelihood that the Company would have to perform under this guarantee is dependent on whether any banks holding public funds default as well as the adequacy of collateral coverage.

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

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that

Notes to Consolidated Financial Statements (Unaudited)-Continued

result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three month periods ended March 31, 2009 and March 31, 2008, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH.

SunTrust Community Capital, LLC (“SunTrust Community Capital”), a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of March 31, 2009, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period. As of March 31, 2009, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $38.6 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of March 31, 2009 and December 31, 2008, $10.8 million and $11.5 million, respectively, were accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

Note 12 - Concentrations of Credit Risk

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At March 31, 2009, the Company owned $48.6 billion in residential mortgage loans and home equity lines, representing 39.3% of total loans, and an additional $17.1 billion in commitments to extend credit on home equity loans and $14.7 billion in mortgage loan commitments. At December 31, 2008, the Company had $48.5 billion in residential mortgage loans and home equity lines, representing 38.2% of total loans, and an additional $18.3 billion in commitments to extend credit on home equity loans and $17.0 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans, and low initial interest rate loans. As of March 31, 2009, the Company owned $16.5 billion of interest only loans, primarily with a 10 year interest only period. Approximately $2.0 billion of those loans had combined original loan to value ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $2.5 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $795.7 million and $945.8 million as of March 31, 2009 and December 31, 2008, respectively.

Note 13 - Fair Value Election and Measurement

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: fixed rate debt, brokered deposits, loans, loans held for sale, and trading loans. The following is a description of each financial asset and liability class as of March 31, 2009 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the financial assets and liabilities on a fair value basis.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Fixed Rate Debt

The debt that the Company initially elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive fixed/pay floating interest rate swaps, pursuant to the provisions of SFAS No. 133. As of March 31, 2009, the fair value of such fixed rate debt was comprised of $3.4 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. This move to fair value introduced earnings volatility due to changes in the Company’s credit spread that was not required to be valued under the SFAS No. 133 hedge designation. Most of the debt, along with certain of the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding; however, in February 2009, the Company repaid all of the Federal Home Loan Bank (“FHLB”) advances outstanding and closed out its exposures on the interest rate swaps. Approximately $150.3 million of FHLB stock was redeemed in conjunction with the repayment of the advances.

During the three months ended March 31, 2009, no additional fair value debt was issued and there were no maturities, repurchases or retirements of the fair value debt.

Brokered Deposits

Prior to adopting SFAS No. 159, the Company had adopted the provisions of SFAS No. 155 and elected to carry certain certificates of deposit at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that are generally not clearly and closely related to the host debt instrument. The Company elected to carry these instruments at fair value in order to remove the mixed attribute accounting model required by SFAS No. 133. The provisions of that statement require bifurcation of a single instrument into a debt component, which would be carried at amortized cost, and a derivative component, which would be carried at fair value, with such bifurcation being based on the fair value of the derivative component and an allocation of any remaining proceeds to the host debt instrument. Since the adoption of SFAS No. 155, but prior to 2009, the Company had elected to carry substantially all newly-issued certificates of deposit at fair value. In cases where the embedded derivative would not require bifurcation under SFAS No. 133, the instrument may be carried at fair value under SFAS No. 159 to allow the Company to economically hedge the embedded features. In 2009, given the continued dislocation in the credit markets, the Company evaluates on an instrument by instrument basis whether a new issuance will be carried at fair value.

Loans and Loans Held for Sale

The Company elects to record at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chooses to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. The mark to market adjustments related to loans held for sale and the associated economic hedges is captured in mortgage production income.

Trading Loans

The Company often maintains a portfolio of loans that it trades in the secondary market. Pursuant to the provisions of SFAS No. 159, the Company elected to carry certain trading loans at fair value in order to reflect the active management of these positions. Subsequent to the initial adoption, additional loans were purchased and recorded at fair value as part of the Company’s normal loan trading activities. As of March 31, 2009, approximately $146.9 million of trading loans were outstanding.

In addition to loans carried at fair value in connection with the Company’s loan trading business, the Company has also elected to carry short-term loans made in connection with its total return swap business at fair value. At March 31, 2009, the Company had approximately $339.3 million of such short-term loans carried at fair value, which are included in trading assets.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Valuation Methodologies and Fair Value Hierarchy

The primary financial instruments that the Company carries at fair value include securities, derivative instruments, fixed rate debt, loans and loans held for sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157. Financial instruments that have significant unobservable trading activity (i.e., inactive markets), such that the estimates of fair value include significant unobservable inputs, are classified as level 3 instruments. The values were generally based on proprietary models or non-binding broker price indications that estimated the credit and liquidity risk.

The classification of an instrument as level 3 versus level 2 involves judgment based on a variety of subjective factors. A market is considered inactive based on an evaluation of the frequency and size of transactions occurring in a certain financial instrument or similar class of financial instruments. Determining an inactive market requires a judgmental evaluation that includes comparing the recent trading activities to historical experience. If limited trading activity existed and few market participants were willing to transact, as evidenced by wide bid/ask spreads, non-binding indicative bids, or the nature of the market participants, the market was considered to be inactive. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling, and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction, and included considerations of illiquidity in the current market environment.

Level 3 Instruments

SunTrust used significant unobservable inputs to fair value certain financial and non-financial instruments as of March 31, 2009 and December 31, 2008. The need to use unobservable inputs generally results from the lack of market liquidity, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. More specifically, the ABS market, certain residential loan markets, and debt markets have experienced significant dislocation and illiquidity in both new issues and secondary trading. It is reasonably likely that current inactive markets will continue as a result of a variety of external factors, including but not limited to economic conditions.

The Company’s level 3 securities available for sale include instruments totaling approximately $1.4 billion at March 31, 2009 including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $844.1 million at March 31, 2009. Level 3 trading assets total approximately $1.4 billion at March 31, 2009, which includes the Coke forward sale derivative valued at approximately $259.5 million at March 31, 2009, as well as approximately $619.2 million of Small Business Administration (“SBA”) loans and pooled securities whose payment is guaranteed by the U.S. government. The remaining level 3 securities, both trading assets and available for sale securities are predominantly interests retained from Company-sponsored securitizations of residential mortgage loans, investments in structured investment vehicles (“SIVs”), and MBS and ABS collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable. The Company has also increased its exposure to bank trust preferred ABS, student loan ABS, and municipal securities as a result of its offer to purchase certain ARS as a result of failed auctions.

ARS purchased since the auction rate market began failing in February 2008 have all been considered level 3 securities. The Company classifies ARS as securities available for sale or trading securities. Under a functioning ARS market, ARS could be remarketed with interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit, and, therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles and market values of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

Investments in various ABS such as residual and other retained interests from securitizations, SIVs and MBS, which are classified as securities available for sale or trading securities, are valued based on internal models that incorporate assumptions, such as prepayment speeds and estimated credit losses, which are not observable in the current markets. Generally, the Company attempts to obtain pricing for its securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuation or used to validate

Notes to Consolidated Financial Statements (Unaudited)-Continued

outputs from its own proprietary models. Although third party price indications have been available for the majority of the securities, limited trading activity makes it difficult to support the observability of these quotations. Therefore, the Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data based on trades it executed during the quarter, market information received from outside market participants and analysts, or changes in the underlying collateral performance. When third party pricing is not available to corroborate pricing information received, the Company will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

As disclosed in the tabular level 3 rollforwards, during the three months ended March 31, 2009, the Company transferred certain available for sale securities into level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. Transfers into level 3 consists of municipal bonds for which no trading market exists The transfers into level 3 were not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings. Transfers into level 3 are generally assumed to be as of the beginning of the quarter in which the transfer occurred while transfers out of level 3 are generally assumed to occur as of the end of the quarter in which the transfer occurred.

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading activity of similar instruments in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing alternative valuation methodologies to determine the fair value of the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include modeling of the underlying cash flows based on relevant market factors, such as prepayment spreads, default rates and loss sensitivity. Additional liquidity adjustments were recorded, when necessary to accurately reflect the price the Company believes it would receive if the loans were sold in current market conditions.

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

The publicly-issued, fixed rate debt that the Company has elected to carry at fair value is valued by obtaining quotes from a third party pricing service and utilizing broker quotes and limited institutional trading data to corroborate the reasonableness of those marks. During the latter half of 2008, there were few trades to reference, although trading in the Company’s principal market has increased slightly in the first quarter of 2009. Although the Company has not made any significant adjustments to the third party pricing received, given the continued decline in liquidity for these types of instruments, both in the secondary markets and for primary issuances, this debt was transferred from a level 2 to a level 3 classification during 2008. The transfer into level 3 was not the result of using an alternative valuation approach to estimate fair value that otherwise would have impacted earnings.

Beginning in the first quarter of 2008, the Company classified IRLCs on residential mortgage loans held for sale, which are derivatives under SFAS No. 133, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of Staff Accounting Bulletin (“SAB”) No. 109, beginning in the first quarter of 2008, servicing value was also included in the fair value of IRLCs.

The Company records MSRs at fair value on both a recurring and non-recurring basis. The fair value of MSRs is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets in the valuation hierarchy.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Most derivative instruments (see Note 10 “Derivative Financial Instruments”) are level 1 or level 2 instruments, except for the IRLCs discussed herein. In addition, the equity forward agreements (the “Agreements”) the Company entered into related to its Coke stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke, interest rates, and the dividend rate on Coke. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry initial terms of approximately six and a half and seven years and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At March 31, 2009 and December 31, 2008, the Agreements’ fair value represented an asset position for the Company of approximately $259.5 million and $249.5 million, respectively.

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

For loan products that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three months ended March 31, 2009, SunTrust recognized a loss on loans accounted for at fair value of approximately $8.8 million due to changes in fair value attributable to borrower-specific credit risk. As of March 31, 2008, approximately $61.6 million, or 1.2%, of the total mortgage loans carried at fair were on nonaccrual status, past due, or had other characteristics that would be attributable to instrument-specific credit risk. The Company, therefore, did not ascribe significant fair value changes to instrument-specific credit risk during the three months ended March 31, 2008. In addition to borrower-specific credit risk, there are other, more significant variables that will drive changes in the fair value of the loans, including interest rates changes and general conditions in the principal markets for the loans.

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates, based on credit spreads from actual or estimated trading levels of the debt. Prior to the second quarter of 2008, the Company had estimated the impacts of its own credit spreads over LIBOR; however, given the volatility in the interest rate markets around that time, the Company analyzed the difference between using U.S. Treasury rates and LIBOR. While the historical analysis indicated only minor differences, the Company believed that beginning in the second quarter of 2008 a more accurate depiction of the impacts of changes in its own credit spreads is to base such estimation on the U.S. Treasury rate, which reflects a risk-free interest rate. Further supporting this decision, LIBOR has exhibited extreme volatility and remained at elevated levels due to the global credit crisis. A reason the Company had selected LIBOR in the past was due to the presence of LIBOR-based interest rate swap contracts that the Company had historically used to hedge its interest rate exposure on these debt instruments under SFAS No. 133. The Company may, however, also purchase fixed rate trading securities in an effort to hedge its fair value exposure to its fixed rate debt. The Company may also continue to use interest rate swap contracts to hedge interest exposure on future fixed rate debt issuances pursuant to the provisions of SFAS No. 133. Based on U.S. Treasury rates, the Company recognized a gain of approximately $104.0 million for the three months ended March 31, 2009, and a gain of approximately $231.3 million, for the three months ended March 31, 2008, due to changes in its own credit spread on its public debt as well as its brokered deposits.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables present assets and liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the interest rate risk associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits and commissions or mortgage production related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

		Fair Value Measurements at March 31, 2009, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets	$7,397,338	$187,823	$5,833,293	$1,376,222
Securities available for sale	19,485,406	1,456,772	16,644,889	1,383,745
Loans held for sale	5,224,353	-	4,771,463	452,890
Loans	242,193	-	-	242,193
Other intangible assets [2]	308,296	-	-	308,296
Other assets [1]	251,774	625	144,450	106,699

Liabilities
Brokered deposits	583,976	-	583,976	-
Trading liabilities	3,050,628	465,786	2,584,842	-
Long-term debt	3,352,400	-	-	3,352,400
Other liabilities [1]	111,799	-	111,327	472

1 This amount includes IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk.

2 This amount includes MSRs carried at fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2008, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets	$10,396,269	$149,321	$8,855,563	$1,391,385
Securities available for sale	19,696,537	1,485,364	16,721,569	1,489,604
Loans held for sale	2,424,432	-	1,936,987	487,445
Loans	270,342	-	-	270,342
Other assets [1]	109,600	775	35,231	73,594

Liabilities
Brokered deposits	587,486	-	587,486	-
Trading liabilities	3,240,784	440,436	2,800,348	-
Other short-term borrowings	399,611	-	399,611	-
Long-term debt	7,155,684	-	3,659,423	3,496,261
Other liabilities [1]	72,911	-	71,738	1,173

1 This amount includes IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk.

	Fair Value Gain/(Loss) for the Three Months Ended March 31, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option				Fair Value Gain/(Loss) for the Three Months Ended March 31, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income		Total Changes in Fair Values Included in Current- Period Earnings[1]
Assets
Trading assets	($155)	$-	$-	($155)	($3,558)	$-		($3,558)
Loans held for sale	-	287,198	-	287,198	-	73,099	[2]	73,099
Loans	1,859	(5,129)	-	(3,270)	-	(9,084)		(9,084)
Other intangible assets	-	4,572	(25,798)	(21,226)	-	-		-

Liabilities
Brokered deposits	17,452	-	-	17,452	(3,590)	-		(3,590)
Long-term debt	168,666	-	-	168,666	(13,549)	-		(13,549)

1 Changes in fair value for the three month periods ended March 31, 2009 and 2008, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the periods ended March 31, 2009 and 2008, income related to Loans Held for Sale, net includes $141.7 million and $121.5 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the period ended March 31, 2009, income related to other intangible assets includes $4.6 million of MSRs recognized upon the sale of loans reported at the lower of cost or market value. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with loans held for sale and MSRs, nor does

Notes to Consolidated Financial Statements (Unaudited)-Continued

it include information related to the goodwill impairment charge recorded during the three months ended March 31, 2009 which is discussed in Note 5, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements. The Company’s economic hedging activities for loans held for sale are deployed at the portfolio level.

		Fair Value Measurement at March 31, 2009, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

Loans Held for Sale [1]	$1,028,702	-	$881,368	$147,334	($64,990)
MSRs [2]	515,041	-	-	515,041	(174,580)
OREO [3]	593,579	-	593,579	-	(73,944)
Loans [4]	145,355	-	145,355	-	(21,199)
Other Assets [5]	93,887	-	-	93,887	-

1These balances are measured at the lower of cost or market in accordance with SFAS No. 65 and SOP 01-6.

2 These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 140, as amended. MSRs are stratified for the purpose of impairment testing with impaired amounts presented herein.

3 These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 144.

4 These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral as described in SFAS No. 114 and were impacted by a $21.2 million impairment charge recorded during the period ended March 31, 2009.

5 These balances are measured at fair value on a non-recurring basis in accordance with APB No. 18 and were impacted by a $12.7 million impairment charge recorded during the period ended March 31, 2009.

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

1 These balances are measured at the lower of cost or market in accordance with SFAS No. 65 and SOP 01-6.

2 These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 140, as amended. MSRs are stratified for the purpose of impairment testing with impaired amounts presented herein.

3 These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 144. Affordable housing was impacted by a $19.9 million impairment charge recorded during the year ended December 31, 2008.

4 These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral as described in SFAS No. 114 and were impacted by a $34.1 million impairment charge recorded during the year ended December 31, 2008.

5 These balances are measured at fair value on a non-recurring basis in accordance with APB No. 18 and were impacted by a $27.2 million impairment charge recorded during the year ended December 31, 2008.

6 These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 142 and SFAS No. 144 and were impacted by a $45.0 million impairment charge recorded during the second quarter of 2008.

Notes to Consolidated Financial Statements (Unaudited)-Continued

As of March 31, 2009 and December 31, 2008, $43.8 million and $48.5 million, respectively, of leases held for sale were included in loans held for sale in the Consolidated Balance Sheets and were not eligible for fair value election under SFAS No. 159.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 5, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements):

	Fair Value Measurements Using Significant Unobservable Inputs

(Dollars in thousands)	Trading Assets		Securities Available for Sale		Loans Held for Sale		Loans		Long-term Debt
Beginning balance January 1, 2009	$1,391,385		$1,489,604		$487,445		$270,342		($3,496,261)
Total gains/(losses) (realized/unrealized):
Included in earnings	(39,224)	1, [5]	4,774	2, [5]	(4,125)	[3]	(3,270)	[4]	143,861	[1]
Included in other comprehensive income	9,982	[6]	(28,269)		-		-		-
Purchases and issuances	130,001		129,083		-		22		-
Settlements	-		(150,842)		-		-		-
Sales	(78,602)		-		(8,310)		-		-
Paydowns and maturities	(37,320)		(63,741)		(27,021)		(14,932)		-
Loan foreclosures transferred to other real estate owned	-		-		(1,099)		(9,969)		-
Level 3 transfers, net	-		3,136		6,000		-		-

Ending balance March 31, 2009	$1,376,222		$1,383,745		$452,890		$242,193		($3,352,400)

The amount of total gains/(losses) for the three months ended March 31, 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	($18,891)	[1]	$-	[2]	($8,712)	[3]	($6,292)	[4]	$143,861	[1]

1 Amounts included in earnings are recorded in trading account profits and commissions.

2 Amounts included in earnings are recorded in net securities gains/(losses).

3 Amounts included in earnings are recorded in mortgage production related income.

4 Amounts are generally included in mortgage production income except $1.9 million in the three month period ended March 31, 2009, related to loans acquired in the GB&T acquisition. The mark on the loans is included in trading account profits and commissions.

5 Amounts included in earnings do not include losses accrued as a result of the auction rate securities settlement discussed in Note 14, “Contingencies,” to the Consolidated Financial Statements.

6 Amount recorded in other comprehensive income is the effective portion of the cash flow hedges related to the Company’s forward sale of its shares of the Coca-Cola Company stock as discussed in Note 10, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

	Fair Value Measurements Using Significant Unobservable Inputs

(Dollars in thousands)	Trading Assets		Securities Available for Sale		Mortgage Loans Held for Sale		Loans

Beginning balance January 1, 2008	$2,950,145		$869,707		$481,327		$220,784
Total gains/(losses) (realized/unrealized):
Included in earnings	(248,516	) [1]	(64,075	) [2]	(13,797	) [3]	(9,399	) [3]
Included in other comprehensive income	-		32,105		-		-
Purchases and issuances	43,950		-		-		-
Sales	(524,083)		-		-		-
Paydowns and maturities	(497,701)		(45,177)		(31,795)		(8,531)
Transfers from loans held for sale to loans held in portfolio	-		-		(79,906)		79,906
Transfers into Level 3, net	26,795		397,546		158,024		-

Ending balance March 31, 2008	$1,750,590		$1,190,106		$513,853		$282,760

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2008	($201,651	) [1]	($64,075	) [2]	($13,797	) [3]	($9,399	) [3]

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

The following tables show a reconciliation of the beginning and ending balances for fair valued other assets/(liabilities), which are IRLCs on residential mortgage loans held for sale, measured using significant unobservable inputs:

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance January 1, 2009	$72,421
Included in earnings: [1]
Issuances (inception value)	403,071
Fair value changes	(21,345)
Expirations	(104,104)
Settlements of IRLCs and transfers into closed loans	(243,816)

Ending balance March 31, 2009 [2]	$106,227

1 Amounts included in earnings are recorded in mortgage production related income.

2 The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at March 31, 2009.

(Dollars in thousands)	Other Assets/ (Liabilities), net
Beginning balance January 1, 2008	($19,603)
Included in earnings:[1]
Issuances (inception value)	123,948
Fair value changes	(27,780)
Expirations	(26,151)
Settlements of IRLCs and transfers into closed loans	(24,064)

Ending balance March 31, 2008[2]	$26,350

1 Amounts included in earnings are recorded in mortgage production related income.

2 The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at March 31, 2008.

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of trading assets, loans, loans held for sale, brokered deposits and long-term debt instruments for which the fair value option has been elected. For loans and loans held for sale for which the fair value option has been elected, the tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in thousands)	Aggregate Fair Value March 31, 2009	Aggregate Unpaid Principal Balance under FVO March 31, 2009	Fair value over/(under) unpaid principal

Trading assets	$486,187	$487,166	($979)
Loans	198,684	224,306	(25,622)
Past due loans of 90 days or more	4,595	6,707	(2,112)
Nonaccrual loans	38,914	67,029	(28,115)
Loans held for sale	5,185,820	5,146,374	39,446
Past due loans of 90 days or more	4,558	6,916	(2,358)
Nonaccrual loans	33,975	58,517	(24,542)
Brokered deposits	583,976	635,019	(51,043)
Long-term debt	3,352,400	3,613,085	(260,685)

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Aggregate Fair Value December 31, 2008	Aggregate Unpaid Principal Balance under FVO December 31, 2008	Fair value over/(under) unpaid principal

Trading assets	$852,300	$861,239	($8,939)
Loans	222,221	247,098	(24,877)
Past due loans of 90 days or more	2,018	2,906	(888)
Nonaccrual loans	46,103	81,618	(35,515)
Loans held for sale	2,392,286	2,408,392	(16,106)
Past due loans of 90 days or more	4,663	7,222	(2,559)
Nonaccrual loans	27,483	47,228	(19,745)
Brokered deposits	587,486	627,737	(40,251)
Long-term debt	7,155,684	6,963,085	192,599

Note 14 – Contingencies

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

In September 2008, STRH and STIS entered into an “agreement in principle” with the Financial Industry Regulatory Authority (“FINRA”) related to the sales and brokering of ARS by STRH and STIS regardless whether any claims have been asserted by the investor. This agreement is non-binding and is subject to the negotiation of a final settlement. At this time there is no final settlement with FINRA, and FINRA has resumed its investigation. Notwithstanding that fact, the Company announced in November 2008 that it would move forward with ARS purchases from essentially the same categories of investors who would have been covered by the original term sheet with FINRA. Additionally, the Company has elected to purchase ARS from certain other investors not addressed by the agreement. The total par amount of ARS the Company has purchased as of March 31, 2009 is approximately $729 million. As of March 31, 2009, the Company has repurchased approximately 72% of the securities it intends to repurchase. The fair value of ARS purchased pursuant to the pending settlement is approximately $206.1 million and $133.1 million in trading securities and $142.1 million and $48.2 million in available for sale securities, at March 31, 2009 and December 31, 2008, respectively. The Company has reserved for the remaining probable loss pursuant to the provisions of SFAS No. 5 that could be reasonably estimated to be approximately $52.2 million and $99.4 million at March 31, 2009 and December 31, 2008, respectively. The remaining loss amount represents the difference between the par amount and the estimated fair value of the remaining ARS that the Company believes it will likely purchase from investors. This amount may change by the movement in fair market value of the underlying investment and therefore, can be impacted by changes in the performances of the underlying obligor or collateral as well as general market conditions. The total gain relating to the ARS agreements recognized during the quarter ended March 31, 2009 was approximately $4.2 million, compared to a loss recognized during the year ended December 31, 2008 of $177.3 million. These amounts are comprised of trading gains or losses on probable future purchases, trading losses on ARS classified as trading securities that were purchased from investors, securities gains on calls and redemptions of available for sale securities that were purchased from investors, and estimated fines levied against STRH and STIS by various federal and state agencies. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

Note 15 – Business Segment Reporting

The Company has four business segments used to measure business activities: Retail and Commercial, Corporate and Investment Banking, Household Lending, and Wealth and Investment Management with the remainder in Corporate Other and Treasury. Beginning in 2009, the segment reporting structure was adjusted in the following ways:

1.

The management of Consumer Lending was combined with Mortgage to create Household Lending. Consumer Lending, which includes student lending, indirect auto, and other specialty consumer lending units, was previously a part of Retail and Commercial. This change will enable the Company to provide a strategic framework for all consumer lending products and will also create operational efficiencies.

Notes to Consolidated Financial Statements (Unaudited)-Continued

2.

Commercial Real Estate is now a part of Retail and Commercial as Commercial and Commercial Real Estate clients have similar needs due to their comparable size and because the management structure is geographically based. Previously, Commercial Real Estate was combined with Corporate and Investment Banking in Wholesale Banking.

Retail and Commercial Banking serves consumers, businesses with up to $100 million in annual revenue, government/not-for-profit enterprises, and includes Commercial Real Estate which serves commercial and residential developers and investors. This business segment also provides services for the clients of our other businesses. Clients are serviced through an extensive network of traditional and in-store branches, ATMs, the internet and the telephone.

Corporate and Investment Banking serves clients in the large and middle corporate markets. The Corporate Banking Group generally serves clients with greater than $750 million in annual revenue and is focused on selected industry sectors: consumer and retail, diversified, energy, financial services and technology and healthcare. The Middle Market Group generally serves clients with annual revenue ranging from $100 million to $750 million and is more geographically focused. Through SunTrust Robinson Humphrey, Corporate and Investment Banking provides an extensive range of investment banking products and services to its clients, including strategic advice, capital raising, and financial risk management. These investment banking products and services are also provided to Commercial and Wealth & Investment Management clients. In addition, Corporate and Investment Banking offers traditional lending, leasing, treasury management services and institutional investment management to its clients.

Household Lending offers residential mortgages, home equity lines and loans, indirect auto, student, bank card and other consumer loan products. Loans are originated through the Company’s extensive network of traditional and in-store retail branches, via the internet (www.suntrust.com), and by phone (1-800-SUNTRUST). Residential mortgage loans are also originated nationally through the Company’s wholesale and correspondent channels. These products are either sold in the secondary market – primarily with servicing rights retained – or held in the Company’s loan portfolio. The line of business services loans for itself, for other SunTrust lines of business, and for other investors, and operates a tax service subsidiary (ValuTree Real Estate Services, LLC).

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices LLC (“GenSpring”), Institutional Investment Solutions (“IIS”), and RidgeWorth Capital Management (“RidgeWorth”).

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended March 31, 2009
(Dollars in thousands)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,164,316	$34,796,955	$52,482,628	$8,909,689	$23,800,448	$717,249	$178,871,285
Average total liabilities	89,221,391	15,225,462	3,793,851	10,366,831	38,095,264	(199,421)	156,503,378
Average total equity	-	-	-	-	-	22,367,907	22,367,907

Net interest income	$549,271	$76,160	$201,902	$69,744	$90,730	$74,291	$1,062,098
Fully taxable-equivalent adjustment (FTE)	8,793	18,275	-	4	3,788	(1)	30,859

Net interest income (FTE)[1]	558,064	94,435	201,902	69,748	94,518	74,290	1,092,957
Provision for loan losses[2]	219,031	75,070	305,820	9,798	375	384,004	994,098

Net interest income after provision for loan losses	339,033	19,365	(103,918)	59,950	94,143	(309,714)	98,859
Noninterest income	329,137	159,270	335,937	173,196	153,103	(4,101)	1,146,542
Noninterest expense	1,007,128	151,918	797,853	223,922	725	(4,219)	2,177,327

Income/(loss) before provision/(benefit) for income taxes	(338,958)	26,717	(565,834)	9,224	246,521	(309,596)	(931,926)
Provision/(benefit) for income taxes[3]	(42,562)	10,668	(63,673)	3,737	86,148	(114,236)	(119,918)

Net income/(loss) including income attributable to noncontrolling interest	(296,396)	16,049	(502,161)	5,487	160,373	(195,360)	(812,008)
Net income attributable to noncontrolling interest	-	-	869	-	2,290	-	3,159

Net income/(loss)	($296,396)	$16,049	($503,030)	$5,487	$158,083	($195,360)	($815,167)

	Three Months Ended March 31, 2008
	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,010,005	$29,703,886	$58,013,698	$8,805,524	$21,796,173	$587,615	$176,916,901
Average total liabilities	87,733,883	13,875,669	2,618,917	10,356,555	44,188,060	(34,902)	158,738,182
Average total equity	-	-	-	-	-	18,178,719	18,178,719

Net interest income	$633,731	$58,194	$187,561	$79,906	$6,846	$173,629	$1,139,867
Fully taxable-equivalent adjustment (FTE)	8,785	14,038	-	10	5,141	1	27,975

Net interest income (FTE)[1]	642,516	72,232	187,561	79,916	11,987	173,630	1,167,842
Provision for loan losses[2]	103,556	(376)	188,092	5,116	536	263,098	560,022

Net interest income after provision for loan losses	538,960	72,608	(531)	74,800	11,451	(89,468)	607,820
Noninterest income	331,488	150,529	147,593	331,362	102,813	(6,283)	1,057,502
Noninterest expense	641,720	134,477	256,056	243,870	(17,620)	(6,270)	1,252,233

Income/(loss) before provision/(benefit) for income taxes	228,728	88,660	(108,994)	162,292	131,884	(89,481)	413,089
Provision/(benefit) for income taxes[3]	64,424	27,996	(45,638)	59,224	31,924	(18,307)	119,623

Net income/(loss) including income attributable to noncontrolling interest	164,304	60,664	(63,356)	103,068	99,960	(71,174)	293,466
Net income attributable to noncontrolling interest	-	-	442	219	2,250	-	2,911

Net income/(loss)	$164,304	$60,664	($63,798)	$102,849	$97,710	($71,174)	$290,555

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Note 16 – Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended March 31
(Dollars in thousands)	2009	2008
Comprehensive income:
Net income/(loss)	($815,167)	$290,555
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	48,968	101,795
Change in unrealized gains (losses) on derivatives, net of taxes	(18,993)	195,653
Change related to employee benefit plans	22,915	4,312

Total comprehensive income	($762,277)	$592,315

The components of accumulated other comprehensive income were as follows:
(Dollars in thousands)	March 31 2009	December 31 2008

Unrealized net gain on available for sale securities	$936,329	$887,361
Unrealized net gain on derivative financial instruments	828,122	847,115
Employee benefit plans	(730,436)	(753,351)

Total accumulated other comprehensive income	$1,034,015	$981,125

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements that do not describe historical or current facts, including statements about our ability to increase our Tier 1 common equity, our ability to comply with new regulatory requirements in the future, future levels of revenues, net interest margin, and credit quality; capital requirements, and statements about beliefs and expectations, are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. The forward-looking statements are intended to be subject to the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found beginning on page 6 of our 2008 Annual Report on Form 10-K, in Part II, Item 1A of this report, and elsewhere in our periodic reports and Current Reports on Form 8-K filed with the Securities and Exchange Commission, which are available at the Securities and Exchange Commission’s internet site (http://www.sec.gov). Those factors include: difficult market conditions have adversely affected our industry; current levels of market volatility are unprecedented; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation, or any proposed federal programs, will stabilize the U.S. financial system, and such legislation and programs may adversely affect us; the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 (“EESA”) and its implementing regulations, and actions by the FDIC, cannot be predicted at this time; credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; weakness in the real estate market may adversely affect our reinsurance subsidiary; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business and revenues; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on our common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of residential real estate, increases in unemployment, and the related effects on local economics may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and these require us to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; we may enter into transactions with off-balance sheet affiliates or our subsidiaries; and we are subject to market risk associated with our asset management and commercial paper conduit businesses.

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under four business segments: Retail and Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Household Lending. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services. As of March 31, 2009, we had 1,694 full-service branches, including 319 in-store branches, and continue to leverage technology to provide customers the convenience of banking on the Internet, through 2,673 automated teller machines, and via twenty-four hour telebanking.

The following analysis of our financial performance for the three months ended March 31, 2009 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our 2008 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2009 presentation. In Management’s Discussion and Analysis (“MD&A”), net interest income, net interest margin, and the efficiency ratios are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, we present the following metrics excluding goodwill/intangible impairment charges other than MSRs; total noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average diluted common share. We believe the removal of goodwill/intangible impairment charges other than MSRs is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure allows better comparability with peers in the industry who also provide a similar presentation when applicable. Reconcilements for all non-U.S. GAAP measures are provided on pages 49 through 50.

EXECUTIVE OVERVIEW

The economic recession continued in the first quarter, as most economic indicators deteriorated. Notably, the national unemployment rate increased from 7.2% at the end of the year to 8.5% at March 31, 2009. Additionally, home prices continued to decline, particularly in some of our more significant markets. In order to curb the impact of these recessionary pressures, the Federal Reserve and U.S. government continued to take steps to strengthen the capital of financial institutions, stimulate lending, and inject liquidity into the financial markets. Specifically, the FDIC extended the availability of its Temporary Liquidity Guarantee Program (“TLGP”) to October 31, 2009. In addition, the Federal Reserve announced its intention to actively purchase $500 billion of mortgage-backed securities in the open market, which resulted in a decline in mortgage interest rates. Finally, the U.S. Treasury announced further details surrounding its program to purchase certain assets from financial institutions under the Public-Private Investment Program (“PPIP”). It is uncertain how long the competing recessionary pressures versus the government economic stimulus will continue before the U.S. economy shows signs of a sustained recovery; however, some leading economic indicators suggest that the economic environment will remain challenging for several more quarters.

Also, the federal bank regulatory agencies completed a review, called the Supervisory Capital Assessment Program (“SCAP”) and commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve announced the results of the SCAP on May 7, 2009. As a result of the review, we intend to adjust our capital by increasing the portion of our Tier 1 capital that is composed of Tier 1 common equity. Please refer to our discussion of the SCAP and our capital resources in the “Capital Resources” section of this MD&A.

This extremely difficult economic backdrop significantly hampered our financial performance this quarter, as evidenced by a net loss of $815.2 million, which includes a $723.9 million, after tax, non-cash goodwill impairment charge. We are not pleased by these results; however, excluding the goodwill impairment charge, earnings improved relative to the fourth quarter, and the remaining loss is less than the first quarter increase in the allowance for loan losses. Despite the challenging economic environment, certain areas of our organization performed reasonably well. Looking beyond the bottom line and considering the impact of the recessionary environment, we continue to be a strong, solid financial institution. We remain committed to running a successful organization serving clients, making sound credit decisions, generating loans and deposits, and operating as efficiently as possible. To that end, management remains committed to guiding the organization through this environment and continuing to focus their efforts on growing client relationships, prudent lending practices, credit loss mitigation, and operating expense management. These factors remain paramount to successfully navigating the organization through this challenging environment and positioning it well for the growth opportunities that will exist when the current economic cycle turns.

Our balance sheet continued to improve during the quarter as partially evidenced by our capital and liquidity measures. The total average equity to total average assets and tangible common equity to tangible assets ratios increased 128 and 23 basis points, respectively, to 12.51% and 5.82%, respectively. In addition, our Tier 1 capital ratio increased 15 basis points to 11.02%. These improvements are the result of actively reducing the risk profile of our balance sheet by tactically lowering our exposure to real estate related loans. See additional discussion of our capital position in the “Capital Resources” section of this MD&A.

For the first quarter, average loans declined $2.3 billion, or 1.8%, compared to the fourth quarter with average residential real estate related loans declining $2.5 billion. We are committed to lending to qualified commercial and consumer borrowers. However, the current economic environment has caused a significant retraction in spending by borrowers who are deploying excess capital to de-leverage their balance sheets. Despite this retraction, new loan originations, commitments, and renewals of commercial and consumer loans were approximately $23 billion during the quarter, with first mortgage lending leading the way at approximately $13 billion.

During the first quarter, we have increased average consumer and commercial deposits by $5.3 billion, or 5.2%, and period end balances were up $7.2 billion, or 6.8%, compared to year end to a record level of $112.4 billion. Growth occurred in all products with the exception of savings. This record level of growth was driven by clients seeking the security of bank deposits, improved products and pricing, elevated focus on client service, and the “Live Solid. Bank Solid.” brand advertising that attracted new clients and expanded relationships. Further, through an intense focus on improved execution, we have been successful in improving client satisfaction, acquisition, and retention. Through the significant inflows of high quality deposits and longer term financing sources, we have substantial liquidity through cash, high quality government-backed securities, and Fed funds borrowing capacity. See additional discussion of our liquidity position in the “Liquidity Risk” section of this MD&A.

The allowance for loan losses increased $384.0 million from year end, increasing to 2.21% of total loans, up 35 basis points from year end. The majority of our credit losses relate to loans secured by residential real estate. However, we are seeing some signs of weakness in our commercial client base related to stress on their revenues and overall profitability, particularly those in cyclical industries that are more directly impacted by the current recessionary conditions. Our net charge-offs grew during the quarter to $610.1 million, or 1.97% annualized of average loans. However, the quarterly growth rate of net charge-offs grew at their slowest pace since the second quarter of 2008, and nonperforming loans, which were $4.6 billion as of March 31, 2009, also increased at their slowest rate since the second quarter of 2007. We have implemented numerous loss mitigation efforts and are working to effectively manage the elevated level of nonperforming loans. While total credit-related losses, including fraud-related borrower misrepresentation and claim denials, remain elevated, the total credit-related expenses declined approximately $200 million, or 14%, from the fourth quarter, and early stage delinquency levels either stabilized or improved modestly in most loan categories.

Despite the improvement in our balance sheet, earnings during the quarter were under significant pressure. We reported a net loss available to common shareholders for the three month period ended March 31, 2009 of $875.4 million, or $2.49 per average common diluted share, compared to net income available to common shareholders of $281.6 million, or $0.81 per average common diluted share, for the three month period ended March 31, 2008. The $714.8 million non-cash goodwill impairment charge available to common shareholders, after tax, contributed $2.03 to our reported loss per share. The goodwill impairment charge has no impact on tangible or regulatory capital. The impairment related to businesses with concentrations in residential real estate and is the direct result of continued deterioration in those market conditions. The decline in value of those mortgage and commercial real estate businesses reflects the current downturn, which resulted in depressed earnings in those businesses and the significant decline in our market capitalization during the first quarter. We remain committed to the clients, products, and services of the impacted businesses and believe that the long-term growth prospects of these businesses are strong.

Total revenue during the quarter increased 16.6% compared to the fourth quarter. While net interest income declined 9.8% compared to the fourth quarter, noninterest income increased significantly led by increases in our mortgage, and to a lesser extent, capital markets businesses. The decline in net interest income was due to our asset sensitive position, as longer term asset rates declined more significantly than rates paid on interest bearing liabilities. Also contributing to the decline in net interest income was the increase in nonaccrual loans. Net interest margin declined to 2.87% from 3.14% for the fourth quarter. We continue to remain focused on managing core operating expenses. Noninterest expense increased 37.3%, however, excluding the goodwill impairment charge, noninterest expense decreased 10.1% from the fourth quarter despite the increase in certain economically cyclical expenses, such as FDIC assessments and pension costs, as well as the seasonal increases in employee benefits expense. The decline in noninterest expense, excluding goodwill impairment charges, was primarily attributable to lower credit-related expenses and our continued efforts to manage core operating expenses and improve efficiency and productivity. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Selected Quarterly Financial Data	Table 1

	Three Months Ended March 31
(Dollars in millions, except per share data) (Unaudited)	2009	2008
Summary of Operations
Interest, fees and dividend income	$1,729.3	$2,258.3
Interest expense	667.2	1,118.5

Net interest income	1,062.1	1,139.8
Provision for loan losses	994.1	560.0

Net interest income after provision for loan losses	68.0	579.8
Noninterest income	1,146.5	1,057.5
Noninterest expense	2,177.3	1,252.2

Income/(loss) before provision/(benefit) for income taxes	(962.8)	385.1
Provision/(benefit) for income taxes	(150.8)	91.6

Net income/(loss) including income attributable to noncontrolling interest	(812.0)	293.5
Net income attributable to noncontrolling interest	3.2	2.9

Net income/(loss)	(815.2)	290.6
Series A preferred dividends	5.0	7.0
U.S. Treasury preferred dividends	66.3	-
Distributed and undistributed earnings on unvested shares	(11.1)	2.0

Net income/(loss) available to common shareholders	($875.4)	$281.6

Net interest income - FTE	$1,093.0	$1,167.8
Total revenue - FTE	2,239.5	2,225.3
Total revenue - FTE excluding securities (gains)/losses, net [5]	2,236.1	2,285.9

Net income per average common share:
Diluted	(2.49)	0.81
Basic	(2.49)	0.81
Dividends paid per average common share	0.10	0.77
Book value per common share	46.03	51.59
Tangible book value per common share [8]	28.15	31.13
Market price:
High	30.18	70.00
Low	6.00	52.94
Close	11.74	55.14

Selected Average Balances
Total assets	$178,871.3	$176,916.9
Earning assets	154,390.0	153,003.6
Loans	125,333.5	123,263.0
Consumer and commercial deposits	107,515.0	101,168.4
Brokered and foreign deposits	7,417.3	15,468.6
Total shareholders’ equity	22,367.9	18,178.7

Average common shares - diluted (thousands)	351,352	348,072
Average common shares - basic (thousands)	351,352	346,581

Financial Ratios (Annualized)
Return on average total assets	(1.85)%	0.66%
Return on average assets less net unrealized securities gains [3]	(1.89)	0.72
Return on average common shareholders’ equity	(20.71)	6.41
Return on average realized common shareholders’ equity [4]	(22.08)	7.58
Net interest margin	2.87	3.07
Efficiency ratio [1]	97.22	56.27
Tangible efficiency ratio [2]	62.97	55.34
Total average shareholders’ equity to average assets	12.51	10.28
Tangible equity to tangible assets [6]	8.85	6.63
Tangible common equity to tangible assets [7]	5.82	6.34

Capital Adequacy
Tier 1 capital ratio	11.02%	7.23%
Total capital ratio	14.15	10.97
Tier 1 leverage ratio	10.14	7.22

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2009	2008
Reconcilement of Non U.S. GAAP Financial Measures
Net income/(loss)	($815.2)	$290.6
Securities (gains)/losses, net of tax	(2.1)	37.5

Net income /(loss) excluding net securities (gains)/losses	(817.3)	328.1
Coke stock dividend, net of tax	(10.9)	(14.7)

Net income/(loss) excluding net securities (gains)/losses and the Coke stock dividend	(828.2)	313.4
Less: Series A preferred dividends	5.0	7.0
Less: U.S. Treasury preferred dividends	66.3	-
Less: Distributed and undistributed earnings on unvested shares	(11.1)	2.0

Net income/(loss) available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	($888.4)	$304.4

Efficiency ratio [1]	97.22%	56.27%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(34.25)	(0.93)

Tangible efficiency ratio [2]	62.97%	55.34%

Total average assets	$178,871.3	$176,916.9
Average net unrealized securities gains	(1,341.2)	(2,454.0)

Average assets less net unrealized securities gains	$177,530.1	$174,462.9

Total average common shareholders’ equity	$17,144.2	$17,678.7
Average accumulated other comprehensive income	(824.3)	(1,533.4)

Total average realized common shareholders’ equity	$16,319.9	$16,145.3

Return on average total assets	(1.85)%	0.66%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.04)	0.06

Return on average total assets less net unrealized securities gains [3]	(1.89)%	0.72%

Return on average common shareholders’ equity	(20.71)%	6.41%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(1.37)	1.17

Return on average realized common shareholders’ equity [4]	(22.08)%	7.58%

Net interest income	$1,062.1	$1,139.9
FTE adjustment	30.9	27.9

Net interest income - FTE	1,093.0	1,167.8
Noninterest income	1,146.5	1,057.5

Total revenue - FTE	2,239.5	2,225.3
Securities (gains)/losses, net	(3.4)	60.6

Total revenue - FTE excluding securities (gains)/losses, net [5]	$2,236.1	$2,285.9

Total shareholders’ equity	$21,645.6	$18,548.6
Goodwill	(6,224.6)	(6,923.0)
Other intangible assets including mortgage servicing rights (“MSRs”)	(1,049.1)	(1,379.5)
MSRs	894.8	1,143.4

Tangible equity	15,266.7	11,389.5
Preferred stock	5,227.4	500.0

Tangible common equity	$10,039.3	$10,889.5

Total assets	$179,116.4	$178,986.9
Goodwill	(6,309.4)	(6,923.0)
Other intangible assets including MSRs	(1,103.4)	(1,430.2)
MSRs	894.8	1,143.4

Tangible assets	$172,598.4	$171,777.1

Tangible equity to tangible assets [6]	8.85%	6.63%
Tangible common equity to tangible assets [7]	5.82%	6.34%
Tangible book value per common share [8]	$28.15	$31.13

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended March 31
(Dollars in millions) (Unaudited)	2009	2008
Reconcilement of Non U.S. GAAP Financial Measures
Total noninterest expense	$2,177.3	$1,252.2
Goodwill/intangible impairment charges other than MSRs	751.2	-

Total noninterest expense excluding goodwill/intangible impairment charges other than MSRs[9]	$1,426.1	1,252.2

Net income/(loss)	($815.2)	$290.6
Goodwill/intangible impairment charges other than MSRs, after tax	723.9	-

Net income/(loss) excluding goodwill/intangible impairment charges other than MSRs, after tax[9]	($91.3)	$290.6

Net income/(loss) available to common shareholders	($875.4)	$281.6
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	714.8	-

Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax[9]	($160.6)	$281.6

Net income/(loss) per average common share, diluted	($2.49)	$0.81
Impact of excluding goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	2.03	-

Net income/(loss) per average diluted common share, excluding goodwill/intangible impairment charges other than MSRs, after tax[9]	($0.46)	$0.81

	March 31, 2009	December 31, 2008

Tier 1 capital	$17,351.6	$17,613.7
Qualifying trust preferred securities	2,847.3	2,847.3
Preferred stock	5,227.4	5,221.7
Allowable minority interest	102.4	101.8

Tier 1 common capital[10]	$9,174.5	$9,442.9

Risk-weighted assets	$157,464.2	$162,046.4

Tier 1 common ratio	5.83%	5.83%

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

3Computed by dividing annualized net income, excluding tax effected net securities gains/losses and the Coke stock dividend, by average assets less net unrealized gains/losses on securities. The Company uses this information internally to gauge its actual performance by industry. The Company believes that the return on average assets less the net unrealized securities gains is more indicative of the Company’s return on assets because it more accurately reflects the return on the assets that are related to the Company’s core businesses which are primarily customer relationship and customer transaction driven.

4Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and the Coke stock dividend, by average realized common shareholders’ equity. The Company believes that the return on average realized common shareholders’ equity is more indicative of the Company’s return on equity because the excluded equity relates primarily to the holding of a specific security.

5SunTrust presents total revenue- FTE excluding realized securities (gains)/losses, net. The Company believes noninterest income without net securities (gains)/losses is more indicative of the Company’s performance because it isolates income that is primarily customer relationship and customer transaction driven and is more indicative of normalized operations.

6SunTrust presents a tangible equity to tangible assets ratio that excludes the after-tax impact of purchase accounting intangible assets. The Company believes this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity (the level of which may vary from company to company), it allows investors to more easily compare the Company’s capital adequacy to other companies in the industry. This measure is used by management to analyze capital adequacy.

7SunTrust presents a tangible common equity to tangible assets ratio that excludes preferred stock from tangible equity. The Company believes this measure is useful to investors because, by removing the preferred stock (the level of which may vary from company to company), it allows investors to more easily compare the Company’s capital adequacy to other companies in the industry who also use this measure. This measure is also used by management to analyze capital adequacy.

8SunTrust presents a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. The Company believes this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare the Company’s book value on common stock to other companies in the industry. This measure is also used by management to analyze capital adequacy.

9SunTrust presents noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average common diluted share that excludes the impairment charge on goodwill. The Company believes this measure is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, management uses this measure internally to analyze performance.

10SunTrust has provided Tier 1 common capital in conjunction with a newly introduced regulatory standard as a result of its use by the federal bank regulatory agencies in connection with the SCAP.

Table 2

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid

	Three Months Ended
	March 31, 2009			March 31, 2008
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$29,945.3	$451.5	6.03%	$32,440.0	$521.3	6.43%
Real estate construction	7,376.5	59.9	3.29	12,450.2	189.8	6.13
Real estate home equity lines	15,906.7	132.7	3.38	14,603.0	234.3	6.45
Real estate commercial	15,338.8	158.3	4.18	13,113.1	201.3	6.17
Commercial - FTE[2]	39,198.6	453.4	4.69	36,374.6	539.2	5.96
Credit card	972.2	18.1	7.45	774.4	2.9	1.52
Consumer - direct	5,164.6	56.3	4.42	4,063.4	62.5	6.19
Consumer - indirect	6,624.1	105.1	6.44	7,645.3	120.2	6.32
Nonaccrual and restructured	4,806.7	4.3	0.36	1,799.0	5.4	1.21

Total loans[1]	125,333.5	1,439.6	4.66	123,263.0	1,876.9	6.12
Securities available for sale:
Taxable	16,371.0	199.4	4.87	12,087.1	186.8	6.18
Tax-exempt - FTE[2]	1,071.9	14.7	5.50	1,071.4	16.5	6.13

Total securities available for sale - FTE[2]	17,442.9	214.1	4.91	13,158.5	203.3	6.18
Funds sold and securities purchased under agreements to resell	963.7	0.9	0.39	1,326.9	8.9	2.67
Loans held for sale	5,348.8	61.8	4.62	6,865.7	99.0	5.77
Interest-bearing deposits	26.1	0.1	1.76	21.9	0.2	4.54
Interest earning trading assets	5,275.0	43.7	3.35	8,367.6	98.0	4.71

Total earning assets	154,390.0	1,760.2	4.62	153,003.6	2,286.3	6.01
Allowance for loan and lease losses	(2,350.9)			(1,393.1)
Cash and due from banks	3,995.4			3,166.5
Other assets	17,415.5			17,076.4
Noninterest earning trading assets	4,080.2			2,609.5
Unrealized gains on securities available for sale, net	1,341.1			2,454.0

Total assets	$178,871.3			$176,916.9

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$21,243.5	$26.1	0.50%	$21,981.1	$101.9	1.87%
Money market accounts	29,316.9	96.3	1.33	25,342.7	154.7	2.46
Savings	3,443.1	2.3	0.27	3,917.0	5.7	0.59
Consumer time	17,240.2	137.0	3.22	17,030.8	187.8	4.43
Other time	13,444.0	107.4	3.24	12,280.5	141.1	4.62

Total interest-bearing consumer and commercial deposits	84,687.7	369.1	1.77	80,552.1	591.2	2.95
Brokered deposits	7,004.9	54.6	3.12	11,216.4	123.0	4.34
Foreign deposits	412.4	0.2	0.17	4,252.2	33.6	3.13

Total interest-bearing deposits	92,105.0	423.9	1.87	96,020.7	747.8	3.13
Funds purchased	1,533.3	0.9	0.24	2,885.7	21.9	3.00
Securities sold under agreements to repurchase	3,245.5	1.8	0.22	5,889.4	35.1	2.36
Interest-bearing trading liabilities	658.6	6.2	3.79	713.0	6.0	3.41
Other short-term borrowings	4,967.4	5.1	0.42	2,887.6	22.8	3.17
Long-term debt	24,437.7	229.3	3.81	22,808.3	284.9	5.02

Total interest-bearing liabilities	126,947.5	667.2	2.13	131,204.7	1,118.5	3.43
Noninterest-bearing deposits	22,827.2			20,616.3
Other liabilities	4,354.2			5,230.4
Noninterest-bearing trading liabilities	2,374.5			1,686.8
Shareholders’ equity	22,367.9			18,178.7

Total liabilities and shareholders’ equity	$178,871.3			$176,916.9

Interest Rate Spread			2.49%			2.58%

Net Interest Income - FTE [3]		$1,093.0			$1,167.8

Net Interest Margin[4]			2.87%			3.07%

1Interest income includes loan fees of $34.2 million and $33.1 million in the three month periods ended March 31, 2009 and March 31, 2008, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $30.9 million and $28.0 million in the three month periods ended March 31, 2009 and March 31, 2008, respectively.

3Derivative instruments used to help balance our interest sensitivity position increased net interest income by $93.1 million and increased net interest income by $34.2 million in the three month periods ended March 31, 2009 and March 31, 2008, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Fully taxable-equivalent net interest income was $1,093.0 million for the first quarter of 2009, a decrease of $74.8 million, or 6.4%, from the first quarter of 2008. Net interest margin decreased 20 basis points from 3.07% in the first quarter of 2008 to 2.87% in the current period. Earning asset yields declined 139 basis points from 6.01% to 4.62%, while the cost of interest-bearing liabilities decreased 130 basis points. The decrease in net interest income was due primarily to a decline in market interest rates, the increase in nonperforming assets, a reduction in Coke and FHLB dividend income, and one less day.

On a sequential quarter basis, net interest margin declined 27 basis points from 3.14% in the quarter ended December 31, 2008. Yields on earning assets declined 62 basis points from 5.24% in the fourth quarter of 2008, while the cost of interest-bearing liabilities decreased 37 basis points from 2.50%. The sequential quarter margin compression is the result of several factors, some of which should revert over time. Being asset sensitive during the first quarter of 2009, our market indexed floating rate asset yields re-priced downward faster than the corresponding liabilities, accounting for approximately two thirds of the margin compression, a portion of which, subject to competitive pressures, we expect to recover as our liabilities re-price over the remainder of the year. Additionally, the strong growth in our core deposits and our high level of liquidity significantly outpaced our loan growth in the quarter, creating a slight short term reduction to margin as we look to “leverage” these deposits on the balance sheet. Finally, the remaining compression in margin was due to the increase in nonperforming loans, as well as the sale of higher yielding MBS and their replacement with lower yielding MBS as part of our MSRs economic hedging activity.

Due to the election to carry certain fixed rate debt at fair value, and resulting discontinuance of hedge accounting, the net interest payments on $3.2 billion of receive fixed swaps are now reflected in trading income versus net interest income. Prior to this election, this reclassification would have contributed approximately 7 basis points to net interest margin during the first quarter.

During the first quarter of 2009, average earning assets increased $1.4 billion, or 0.9%, from the first quarter of 2008, while average interest-bearing liabilities declined $4.3 billion, or 3.2%. Total loans increased $2.1 billion, or 1.7%, due largely to an increase of $5.0 billion, or 10.2%, in the commercial and commercial real estate loan portfolios, and $1.3 billion, or 8.9%, in real estate home equity lines. The increases in commercial, commercial real estate, and real estate home equity lines were partially offset by the decline in real estate construction loans of $5.1 billion, or 40.8%, due to the reduction in our exposure to construction loans and transfers to nonaccrual. Real estate 1-4 family declined $2.5 billion, or 7.7%, in the first quarter of 2009 from the same period in 2008 also due in part to transfers to nonaccrual. Average loans held for sale were $5.3 billion during the first quarter of 2009, a decrease of $1.5 billion, or 22.1%, from the prior year period. The decrease in loans held for sale occurred in spite of a 14.6% increase in mortgage loan originations as production shifted to predominantly agency products and efficiency improved in loan delivery. Investment securities available for sale increased $4.3 billion, or 32.6%, from the first quarter of 2008 to the first quarter of 2009 due to a $4.6 billion increase in mortgage-backed securities, while interest earning trading assets declined by $3.1 billion, or 37.0%. Despite the decline in trading assets, we have continued to actively use this portfolio as part of our overall asset/liability management; however, the size and nature of trading securities will fluctuate over various economic cycles.

Average consumer and commercial deposits increased $6.3 billion, or 6.3%, in the first quarter of 2009, compared to the first quarter of 2008. This growth consisted of increases of $4.0 billion, or 15.7%, in money market accounts, $2.2 billion, or 10.7%, in demand deposits, and $1.4 billion, or 4.7%, in time deposits. These changes were partially offset by decreases of $0.7 billion, or 3.4%, in NOW accounts, and $0.5 billion, or 12.1%, in savings accounts. The change in deposit mix represents a migration among customers from lower yielding accounts to higher yielding accounts in response to the decline in market rates. Deposit growth is the result of marketing campaigns, competitive pricing, and client’s increased preference for the security of insured deposit products. The overall growth in consumer and commercial deposits, coupled with the $1.6 billion, or 7.1%, increase in lower cost long-term debt, enabled a reduction in other funding sources including $4.2 billion in brokered deposits, $3.8 billion in foreign deposits, $1.4 billion in Federal funds purchased, and $2.6 billion in securities sold under agreement to repurchase. These reductions were partially offset by an increase in other short-term borrowings of $2.1 billion. We continue to pursue deposit growth initiatives utilizing product promotions to increase our presence in specific markets within our footprint. Overall, competition for deposits remains strong, as our competitors attempt to satisfy funding needs in light of the liquidity issues prevailing in the market. As a result, we are facing significant deposit pricing pressure across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to balance margin and volume, while still growing our average deposit balances.

The first quarter of 2009 interest rate environment was characterized by lower rates, yet a steeper yield curve versus the first quarter of 2008. More specifically, the Fed funds target rate averaged 0.25%, a decrease of 294 basis points, the Prime rate averaged 3.25%, a decrease of 296 basis points, one-month LIBOR averaged 0.46%, a decrease of 285 basis points, three-month LIBOR averaged 1.24%, a decrease of 205 basis points, five-year swaps averaged 2.37%, a decrease of 120 basis points, and ten-year swaps averaged 2.93%, a decrease of 139 basis points. Deposit rates, our most significant funding source, tend to track movements in one-month LIBOR, while our fixed rate loan yields tend to track movements in the five-year swap rate. However, due to the competition and customer demands surrounding deposits, deposit pricing has reached an effective floor in some products, as evidenced by the 118 basis point decline in consumer and commercial deposits versus the 285 basis point decline noted in one-month LIBOR.

Foregone interest income from nonperforming loans had a negative impact of nineteen basis points on net interest margin in the three month period ended March 31, 2009, as average nonaccrual loans increased $2.6 billion, or 142.5%, over the first three months of 2008. There was a negative impact of nine basis points for the first three months of 2008. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

Noninterest Income	Table 3

	Three Months Ended March 31		% Change[1]
(Dollars in millions) (Unaudited)	2009	2008
Service charges on deposit accounts	$206.4	$211.8	(2.5	) %
Other charges and fees	124.3	127.2	(2.3)
Trust and investment management income	116.0	161.1	(28.0)
Trading account profits and commissions	107.3	28.2	280.5
Mortgage servicing related income	83.4	29.1	186.6
Mortgage production related income	250.5	85.6	192.6
Card fees	75.7	73.8	2.6
Investment banking income	59.5	55.4	7.4
Retail investment services	56.7	72.3	(21.6)
Net gain on extinguishment of debt	25.3	-	N/M
Gain on sale of business	-	89.4	(100.0)
Gain on Visa IPO	-	86.3	(100.0)
Net gain on sale/leaseback of premises	-	37.0	(100.0)
Other income	38.0	60.9	(37.6)
Net securities gains/(losses)	3.4	(60.6)	105.6

Total noninterest income	$1,146.5	$1,057.5	8.4%

1NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Income

Noninterest income increased $89.0 million, or 8.4%, during the first quarter of 2009, compared to the first quarter of 2008. Positively impacting noninterest income in the first quarter of 2009 was an increase in mortgage-related income and trading account profits and commissions that was partially offset by several transaction-related gains that did not recur in the first quarter of 2009.

Combined mortgage-related income increased $219.2 million, or 191.1%, compared to the first quarter of 2008. Mortgage production-related income increased $164.9 million, or 192.6%, compared to the first quarter of 2008, primarily due to a 14.6% increase in production volume over the first quarter of 2008 to $13.4 billion, higher margins on current mortgage production, and lower market valuation losses on loans carried at fair value. Mortgage servicing-related income increased $54.3 million, or 186.6%, compared to the first quarter of 2008. The increase was primarily due to a $31.3 million impairment recovery we recorded during the first quarter of 2009 related to mortgage servicing rights carried at amortized cost. Additionally in the first quarter of 2009, we elected to record mortgage servicing rights generated in 2008 and 2009 at fair value and have begun actively hedging the change in fair value of those servicing rights. During the first quarter of 2009, we recorded $25.8 million of fair value MSRs mark to market losses and $61.2 million of mark to market hedging gains, which excludes $25.9 million of fair value losses on hedges related to MSRs recorded in trading account profits and commissions. As of March 31, 2009, total loans serviced for others were $131.9 billion, an increase of $10.8 billion, or 8.9%, from March 31, 2008.

Trading account profits and commissions increased $79.1 million, or 280.5%, compared to the first quarter of 2008. During the first quarter of 2009, we recorded $112.6 million in mark to market valuation gains on our public debt and related hedges carried at fair value compared to $240.1 million during the same period in 2008. The first quarter of 2008 also included $287.2 million in mark to market valuation losses primarily related to investments in asset-backed securities that were acquired during the fourth quarter of 2007 and other trading and securitization activities compared to approximately $33.7 million for the first quarter of 2009, as our exposure to these investments has been substantially reduced through sales, maturities, and write downs. Trading income during the first quarter of 2009 also included the previously mentioned $25.9 million mark to market hedging loss offsetting the change in value of the mortgage servicing rights. Capital markets related trading income increased slightly as compared to the first quarter of 2008 and improved significantly as compared to the fourth quarter of 2008 due in large part, to improved fixed income and equity derivatives performance.

Gain on the sale of business during the first quarter of 2008 consisted of an $89.4 million gain on the sale of our remaining interest in Lighthouse Investment Partners. Also during the first quarter of 2008, Visa completed its initial public offering and, upon the closing, approximately 2 million of our Class B shares were mandatorily redeemed for $86.3 million, which was recorded as a gain in noninterest income. We also recognized a $37.0 million net gain on the sale/leaseback of corporate real estate properties. During the first quarter of 2009, we recognized a $25.3 million gain on the extinguishment of over $100 million of floating rate Euro-denominated debt and $65.3 million of fixed and floating rate senior debt.

Trust and investment management income decreased $45.1 million, or 28.0%, compared to the first quarter of 2008. This decrease was primarily due to lower fee income attributable to the decline in the equity markets in addition to a decline in income associated with the sale of First Mercantile Trust on May 30, 2008. Retail investment services income decreased $15.6 million, or 21.6%, due to the decline in the equity markets and reduced brokerage activity.

Investment banking income increased $4.1 million, or 7.4%, compared to the first quarter of 2008, due to improved bond origination and direct financing revenues.

Transaction fee-related income, which includes service charges on deposit accounts, card fees, and other charges and fees, decreased $6.4 million, or 1.6%, compared to the first quarter of 2008, as slight gains in credit card fees were offset by slight declines in both service charges on deposit accounts, as a result of higher average balances and lower insufficient funds fees, and other charges and fees as a result of the disposition of certain businesses during the second quarter of 2008.

Net securities gains/(losses) during the first quarter of 2008 included $64.1 million in other-than-temporary impairment charges primarily related to $264.0 million in residual interests and residential mortgage-backed securities collateralized by loans, including subprime and Alt-A, originated during 2003 and 2004. These impaired securities were valued using third party pricing data, including broker indicative bids, or expected cash flow models.

Other income decreased $22.9 million, or 37.6%, compared to the first quarter of 2008. The decline was due to $10.4 million of write-downs on private equity transactions in the first quarter of 2009, along with nonrecurring income from the first quarter of 2008 including a $7.6 million gain on the sale of student loans and $7.0 million of income generated by TransPlatinum which was sold during the first quarter of 2008.

Noninterest Expense	Table 4

	Three Months Ended March 31%
(Dollars in millions) (Unaudited)	2009	2008	Change[1]
Employee compensation	$573.0	$584.8	(2.0) %
Employee benefits	163.0	130.3	25.1

Total personnel expense	736.0	715.1	2.9
Amortization/impairment of goodwill/intangible assets	767.0	20.7	NM
Outside processing and software	138.4	109.2	26.7
Net occupancy expense	87.4	86.4	1.2
Mortgage reinsurance	70.0	7.0	900.0
Credit and collection services	47.9	27.8	72.3
Regulatory assessments	47.5	4.4	979.5
Other real estate expense	44.4	12.2	263.9
Equipment expense	43.5	52.4	(17.0)
Marketing and customer development	34.7	55.7	(37.7)
Operating losses	22.6	30.3	(25.4)
Other staff expense	22.5	16.9	33.1
Postage and delivery	21.9	23.2	(5.6)
Communications	17.1	18.7	(8.6)
Consulting and legal	11.2	12.2	(8.2)
Operating supplies	9.2	11.1	(17.1)
Visa litigation	-	(39.1)	100.0
Net loss on extinguishment of debt	-	11.7	(100.0)
Other expense	56.0	76.3	(26.6)

Total noninterest expense	$2,177.3	$1,252.2	73.9%

1NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased $925.1 million, or 73.9%, compared to the first quarter of 2008. Contributing to this increase was a non-cash goodwill impairment charge of $751.2 million related to the Household Lending, Commercial Real Estate, and Affordable Housing businesses. Excluding the impact of the goodwill impairment charge, the growth in noninterest expense was $173.9 million, or 13.9%, which was driven by increased credit-related and other economically cyclical expenses. Increased credit-related expenses include credit and collection services costs up $20.1 million, other real estate expense up $32.2 million, and mortgage reinsurance reserves up $63.0 million, partially offset by a decline of $7.7 million in operating losses. Economically cyclical pension costs increased $37.5 million and regulatory assessments increased $43.1 million. These credit and other cyclical cost increases accounted for the entire increase in expense, excluding goodwill.

Amortization/impairment of goodwill/intangible assets increased $746.3 million compared to the first quarter of 2008. The primary driver of the increase was a non-cash goodwill impairment charge of $751.2 million related to the Household Lending, Commercial Real Estate, and Affordable Housing businesses. The impairment resulted from the continued deterioration in real estate markets and the macro economy, which placed downward pressure on the fair value of our mortgage and commercial real estate-related businesses. It reflects the current downturn, which resulted in depressed earnings in these businesses and the significant decline in our market capitalization during the first quarter. The impairment charge has no impact on our regulatory capital and tangible equity ratios.

Personnel expenses in the first quarter of 2009 increased $20.9 million, or 2.9%, from the same period in 2008. This is due primarily to increased pension expense driven by lower returns on pension assets and a decrease in the discount rate used to measure the pension obligation. This increase was partially offset by a decrease in salaries attributable to the outsourcing of certain operations in the third quarter of 2008 and increased efficiency and productivity from disciplined expense management. On an overall basis, total personnel declined by approximately 2,500 full-time employees since March 31, 2008.

Outside processing and software expense increased $29.2 million, or 26.7%, in the first quarter of 2009 compared to the same period in 2008 due to outsourcing certain back office operations beginning in the third quarter of 2008.

Regulatory assessments expense grew from $4.4 million in the first quarter of 2008 to $47.5 million in the first quarter of 2009 as FDIC insurance premiums increased $27.4 million as a result of higher insured deposit balances and higher premium rates. Also contributing to the increase was an FDIC credit in the amount of $14.1 million recorded in the first quarter of 2008. We anticipate that FDIC assessments will increase in the future through special assessments, rate increases, or a combination of special assessments and rate increases.

Marketing and customer development expense decreased $21.0 million, or 37.7%, in the first quarter of 2009, compared to the same period in 2008. The decrease was due to corporate advertising and donations expense being lower as a result of the charitable contribution of Coke stock made in the third quarter of 2008.

Credit-related costs include operating losses, credit and collection services, other real estate expense, and mortgage reinsurance expense. For the three months ended March 31, 2009, credit-related expenses increased $107.6 million, or 139.2%, compared to the same period in 2008. Operating losses decreased $7.7 million, or 25.4%, compared to the first quarter of 2008. Prior to the first quarter of 2009, borrower misrepresentation and claim denials were charged to operating losses. Beginning in 2009, we began recording these losses as charge-offs and the necessary reserves related to these loans were included within the overall allowance for loan losses. See additional discussion in the “Allowance for Loan and Lease Losses” section of this MD&A. Other real estate increased $32.2 million, or 263.9%, in the first quarter of 2009 compared to the first quarter of 2008. Contributing to the growth was a $23.3 million increase in valuation reserves on current properties held in inventory, as well as a $12.4 million increase in property expenses, partially offset by net gains of $3.5 million. Credit and collection services expense increased $20.1 million, or 72.3%, in the first quarter of 2009 compared to the same period in 2008 due to increased collection and loss mitigation activity. In addition, the mortgage reinsurance reserve, which pertains to our mortgage reinsurance guaranty subsidiary, Twin Rivers Insurance Company (“Twin Rivers”), increased from $7.0 million in the first quarter of 2008 to $70.0 million in the first quarter of 2009. Twin Rivers’ loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds.

Other noninterest expenses decreased $20.3 million, or 26.6%, in the first quarter of 2009 compared to the same period in 2008 due to the decline in operating expenses from the disposition of businesses in the second and third quarters of 2008, as well as a decline in other miscellaneous expenses. Included in the first quarter of 2008 was $11.7 million in net loss from the early retirement of debt that was carried at cost and a $39.1 million reversal of a portion of the accrued liability associated with Visa litigation.

Provision for Income Taxes

The provision for income taxes was a benefit of $150.8 million and expense of $91.6 million for the three months ended March 31, 2009 and 2008, respectively, representing effective tax rates of (15.6)% and 24.0% during those periods. We calculated the benefit for income taxes for the three months ended March 31, 2009 discretely based on actual year-to-date results. We applied an estimated annual effective tax rate to the interim pre-tax earnings to derive the provision for income taxes for the three months ended March 31, 2008.

As of March 31, 2009, our gross cumulative unrecognized tax benefits (“UTBs”) amounted to $334.5 million, of which $269.5 million (net of federal benefit) would affect our effective tax rate, if recognized. As of December 31, 2008, our gross cumulative UTBs amounted to $330.0 million. Additionally, we recognized a gross liability of $75.1 million and $70.9 million for interest related to our UTBs as of March 31, 2009 and December 31, 2008, respectively. Interest expense related to unrecognized tax benefits was $7.6 million for the three month period ended March 31, 2009, compared to $4.3 million for the same period in 2008. We continually evaluate the UTBs associated with our uncertain tax positions. It is reasonably possible that the total UTBs could significantly increase or decrease during the next 12 months due to completion of tax authority examinations and the expiration of statutes of limitations. However, an estimate of the range of the reasonably possible change in the total amount of UTBs cannot be made currently.

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

Loan Portfolio by Types of Loans	Table 5

(Dollars in millions) (Unaudited)	March 31 2009	December 31 2008	% Change
Commercial	$38,616.3	$41,039.9	(5.9) %
Real estate:
Residential mortgages	32,180.9	32,065.8	0.4
Home equity lines	16,455.0	16,454.4	-
Construction	9,046.5	9,864.0	(8.3)
Commercial real estate:
Owner occupied	8,858.4	8,758.1	1.1
Investor owned	6,235.7	6,199.0	0.6
Consumer:
Direct	5,173.4	5,139.3	0.7
Indirect	6,351.3	6,507.6	(2.4)
Credit card	975.5	970.3	0.5

Total loans	$123,893.0	$126,998.4	(2.4) %

Loans held for sale	$6,954.0	$4,032.1	72.5%

Loans

Total loans as of March 31, 2009 were $123.9 billion, a decrease of $3.1 billion, or 2.4%, from December 31, 2008. The decrease was primarily driven by reduced loan demand in the commercial portfolio and the paydown of real estate construction loans. We believe that our portfolio is well diversified by product, client and geography throughout our footprint, and has relatively low exposure to unsecured consumer loan products.

Residential mortgages were $32.2 billion, or 26.0% of the total loan portfolio, as of March 31, 2009, up slightly from December 31, 2008. The residential mortgage portfolio is comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There are minimal option (negative amortizing) adjustable rate mortgages (“ARMs”) and virtually no subprime loans in the core portfolio. The core mortgage portfolio was $23.9 billion, or 19.3% of total loans, as of March 31, 2009 and continues to perform reasonably well in light of current market conditions. Delinquency levels decreased modestly in the first quarter of 2009 compared to the fourth quarter of 2008. The core mortgage portfolio of $23.9 billion consists of $14.4 billion in jumbo mortgages, of which $13.7 billion are ARMs. The remaining $9.5 billion of non jumbo loans consists of $4.0 billion in ARMs. The core first mortgage portfolio included $12.8 billion in interest-only ARMs; however, the interest-only period is typically ten years, unlike many interest-only products in the market which have short interest-only periods with early reset dates. The weighted average combined loan to value (“LTV”) at origination of the core portfolio was approximately 80%.

Prime second lien mortgages were $3.5 billion, or 2.8% of total loans, as of March 31, 2009 with $3.1 billion insured through third-party pool-level insurance. Total claims paid during the three month periods ended March 31, 2009 and 2008 under the mortgage insurance arrangement were $18.5 million and $8.7 million, respectively. Due to deterioration in delinquency rates, the loss estimates for the prime second portfolio continued to increase during the first quarter, and our expectation is that most of the pools will reach the first level insurance stop loss limit in 2009. Under the insurance arrangement, we are exposed to cumulative losses from 5% to 8%, as well as cumulative losses exceeding 10%. As of March 31, 2009, we had fully reserved for our exposure in the 5% to 8% loss layer. In addition, we continue to experience claim denials on certain loans. See “Allowance for Loan and Lease Losses” section of this MD&A for a discussion of losses related to borrower misrepresentation and denied claims.

Home equity loans comprise $2.3 billion, or 1.9% of total loans, as of March 31, 2009 and have a 75% weighted average combined LTV at origination. Approximately 32.4% of the home equity loan balances are in a first lien position. Lot loans were $1.3 billion, or approximately 1.1% of total loans, as of March 31, 2009. These portfolios continue to show increasing levels of nonaccrual loans from the fourth quarter of 2008; however, we continue to work with our customers to mitigate potential losses. Alt-A first lien loans were $0.8 billion, or approximately 0.7% of total loans, as of March 31, 2009. Losses on the Alt-A first lien portfolio are mitigated by the low weighted average LTV of 76.8% at origination. Alt-A second lien loans totaled $0.3 billion with a weighted average combined LTV of 97.2% at origination. It should be noted that Alt-A firsts and seconds and lot loans have declined to less than 2% of the total loan portfolio and delinquency levels have improved since the fourth quarter.

The commercial loan portfolio decreased $2.4 billion, or 5.9%, from December 31, 2008 and comprise 31.2% of total loans at March 31, 2009. The primary reason for the decrease was reduced loan demand reflecting the general decline in the economy. The portfolio is well diversified by industry and geography. However, a few cyclical industries that typically experience decline during general business downturns are showing some signs of stress.

The commercial real estate portfolio was $15.1 billion, or 12.2% of total loans, an increase of $0.1 billion, or 0.9%, from December 31, 2008. The increase was attributable to loans maturing from the construction category into mini-perm or permanent financing. This portfolio includes both owner-occupied and income producing collateral, with approximately 59% being owner occupied properties. The primary source of loan repayment for owner-occupied properties is business income and not real estate operations, which diversifies the risk and sources of repayment.

The construction portfolio was $9.0 billion, or 7.3% of total loans, at March 31, 2009, a decrease of $0.8 billion, or 8.3%, from December 31, 2008. The construction portfolio consists of $1.5 billion of residential construction-to-perm loans, $1.8 billion of residential construction loans, $2.2 billion of commercial construction loans, $2.3 billion of acquisition and development loans, and $1.2 billion of undeveloped land loans. We have reduced the level of risk in the construction portfolio by aggressively managing our construction exposure. This reduction is evident by the $4.7 billion, or 34.3%, decline in outstanding balances since December 2007. Commercial related construction loans represent 24.8% of the total construction portfolio and continue to perform well. Overall performance of residential construction related loans remained weak. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We have strict limits and have exposure caps on specific projects and borrowers for risk diversification. In some cases, the maturity date of certain residential real estate related loans, namely construction and lot loans, has been extended as a result of market delays in completing the build-out phase of the home. These borrowers continue to perform; consequently, the loans remain on accruing status. It is possible that these borrowers could experience varying degrees of financial difficulties, resulting potentially in more significant loan modifications.

The home equity line portfolio was $16.5 billion, or 13.3% of total loans, as of March 31, 2009, which is unchanged from December 31, 2008, and it has a 74% weighted average combined LTV at origination. Third party originated home equity lines continue to perform poorly; however, only 10.8% of the home equity lines were originated through that channel. We have eliminated origination of home equity product through third party channels, eliminated greater than 85% LTV originations, implemented market specific LTV guidelines in certain declining markets, and have been aggressively reducing line commitments in higher risk situations. We continue to enhance our collections and default management processes and where possible, reduce outstanding line commitments; however, we expect the home equity line portfolio to continue to show elevated nonaccrual and charge-off levels in the near future.

The indirect consumer portfolio was $6.4 billion, or 5.1% of total loans, at March 31, 2009, down $156.3 million, or 2.4%, from December 31, 2008. This portfolio primarily consists of automobile loans generated through dealerships. The decrease is largely attributable to the slowdown in automobile sales and our specific decision to reduce exposure in this portfolio. This portfolio is experiencing a reduced level of charge-offs compared to fourth quarter of 2008, due to stabilization in used car prices, normal seasonality, as well as some underlying improvements in collections.

The direct consumer portfolio was $5.2 billion, or 4.2% of total loans, at March 31, 2009, up $34.1 million, essentially unchanged from December 31, 2008. Student loans, which are mostly government supported, made up $3.1 billion, or 60.4%, of the direct consumer portfolio. This portfolio also consists of loans and lines to individuals for personal or family uses.

The increase in loans held for sale of $2.9 billion, or 72.5%, is due primarily to higher levels of mortgage loan originations.

Summary of Loan and Lease Losses Experience	Table 6

Three Months Ended March 31
(Dollars in millions) (Unaudited)	2009	2008
Allowance for loan and lease losses balance - beginning of period	$2,351.0	$1,282.5
Provision for loan losses	994.1	560.0

Charge-offs
Commercial	(141.0)	(33.6)
Real estate:
Home equity lines	(160.9)	(98.6)
Construction	(82.4)	(23.2)
Residential mortgages	(185.1)	(109.2)
Commercial real estate	(2.1)	(0.2)
Consumer loans:
Direct	(9.1)	(10.3)
Indirect	(49.2)	(42.9)
Credit cards	(17.1)	(4.7)

Total charge-offs	(646.9)	(322.7)

Recoveries
Commercial	9.2	5.4
Real estate:
Home equity lines	3.8	2.4
Construction	1.2	0.1
Residential mortgages	3.3	1.2
Commercial real estate	0.1	0.2
Consumer loans:
Direct	2.1	2.4
Indirect	16.6	13.5
Credit cards	0.5	0.3

Total recoveries	36.8	25.5

Net charge-offs	(610.1)	(297.2)

Balance - end of period	$2,735.0	$1,545.3

Average loans	$125,333.5	$123,263.0
Quarter-end loans outstanding	123,893.0	123,713.2
Ratios:
Allowance to period-end loans [1]	2.21%	1.25%
Allowance to nonperforming loans [2]	60.4	82.9
Allowance to net charge-offs (annualized)	1.1	x	1.3	x
Net charge-offs to average loans (annualized)	1.97%	0.97%
Provision to average loans (annualized)	3.22	1.83
Recoveries to total gross charge-offs	5.7	7.9

1 During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the period-end loan amount, only loans measured at amortized cost. Previously, period-end loans included loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Loans measured at fair value or the lower of cost or market that have been excluded from the prior period calculation were $450.7 million, which did not change the calculation by more than one basis point as of March 31, 2008.

2 During the second quarter of 2008, the Company revised its method of calculating this ratio to include, within the nonperforming loan amount, only loans measured at amortized cost. Previously, this calculation included nonperforming loans measured at fair value or the lower of cost or market. The Company believes this is an improved method of calculation due to the fact that the allowance for loan losses relates solely to the loans measured at amortized cost. Nonperforming loans measured at fair value or the lower of cost or market that have been excluded from the prior period calculation were $173.8 million, which increased the calculation approximately 7 basis points as of March 31, 2008.

Allowance for Loan and Lease Losses

We continuously monitor the credit quality of our loan portfolio and maintain an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable and estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate ALLL. In addition to the review of credit quality through ongoing credit review processes, we employ a variety of modeling and estimation techniques to measure credit risk and construct an appropriate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing significant risk elements in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at the point in time being reviewed. The multiple factors evaluated include net charge-off trends, collateral values and geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, and economic trends. These credit quality factors are incorporated into various loss estimation models and tools utilized in our ALLL process or are qualitatively considered in evaluating the overall reasonableness of the ALLL. The factors that have the greatest quantitative impact on the estimated ALLL tend to be recent net charge-off trends, delinquency rates, and loss severity levels (i.e., collateral values), as these factors tend to be contemporaneous in nature, as well as have a pervasive impact on the applicable loan pools, while factors such as nonperforming or restructured loans tend to have a more isolated impact on subsets of loans in the loan pools. Also impacting the ALLL is the estimated incurred loss period, which tends to be approximately one year for consumer-related loans and between one and one-half to three years for wholesale-related loans. During periods of economic stress, the incurred loss period tends to contract. The ALLL process excludes loans measured at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”, as subsequent mark to market adjustments related to loans measured at fair value include a credit risk component.

At March 31, 2009, the ALLL was $2,735.0 million, which represented 2.21% of period-end loans not carried at fair value. This compares with an ALLL of $1,545.3 million, or 1.25% of period-end loans not carried at fair value, as of March 31, 2008. The increase in ALLL reflects, among other items, decreasing home prices and the associated increasing level of delinquencies, nonperforming loans, and net charge-offs in the residential real estate-related portions of the loan portfolio. In the first quarter of 2009 we began classifying losses associated with borrower misrepresentation and insurance claim denials in the ALLL. Previously, these fraud-related losses were recorded in operating losses within noninterest expense. These losses are now being recorded in the ALLL since we believe that borrower credit-related issues due to the deteriorating economic environment have become the predominant contributor to the losses. As of year end, we had reserved $206.9 million related to these losses in other liabilities. During the first quarter, we realized approximately $164.5 million of losses reducing the remaining reserve in other liabilities to $42.4 million. An additional $173.0 million of estimated incurred losses related to borrower misrepresentations were included in the ALLL as of March 31, 2009. Realized losses on these loans in future periods will be reflected as charge-offs.

Our ALLL framework has two basic elements: specific allowances for loans individually evaluated for impairment and a component for pools of homogeneous loans not individually evaluated. The first element of the ALLL analysis involves the estimation of allowances specific to individual impaired loans including accruing and nonaccruing restructured loans. In this process, specific allowances are established for larger commercial impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. As of March 31, 2009, the specific allowance related to impaired loans that were individually evaluated as well as restructured loans (both accruing and nonaccruing) totaled $307.6 million. This compares with the specific allowance related to impaired loans of $40.2 million and $148.7 million as of March 31, 2008 and December 31, 2008, respectively. The increase in ALLL associated with impaired loans individually evaluated is primarily driven by deterioration in loans to residential builders, several large credits within the Corporate and Investment Banking (“CIB”) line of business, as well as the increase in restructured loans due to the increase in loan modifications and increased default rates and loss severities on these loans.

The second element of the ALLL, the general allowance for homogeneous loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical net charge-off experience and expected losses. Expected losses are based on estimated probabilities of default and loss given default derived from our internal risk rating process. These baseline factors are developed and applied to the various loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data. These influences may include elements such as changes in credit underwriting, concentration risk, and/or recent observable asset quality trends. We continually evaluate our ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time. As of March 31, 2009, the general allowance calculations totaled $2,254.4 million. This compares with general allowance calculations totaling $1,420.1 million and $2,202.4 million as of March 31, 2008 and December 31, 2008, respectively. The increase was primarily driven by declining home prices and the associated deterioration in credit quality of the residential mortgage and home equity portfolios, and by deterioration in credit quality in the CIB loan pool.

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with Federal Financial Institution Examination Council guidelines. Commercial loans and real estate loans are typically placed on nonaccrual when principal or interest is past due for 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

Net charge-offs for the quarter ended March 31, 2009 increased $312.9 million from the $297.2 million of net charge-offs recorded in the first quarter of 2008. Net charge-offs increased, reflecting the effects of the housing crisis and related economic downturn. The largest increases were seen in the residential mortgage (up $73.8 million), home equity (up $60.9 million) and residential construction (up $58.1 million) portfolios. Despite not having subprime consumer real estate loans, the lower residential real estate values and recessionary economic conditions have affected borrowers of higher credit quality. Commercial net charge-offs for the first quarter of 2009 increased $103.6 million compared to the first quarter of 2008 driven by relatively fewer, but larger credits in unrelated, economically sensitive industries.

We monitor delinquencies in our loan portfolios as they are predictive of future loss levels. Early stage delinquencies (30 – 89 days past due), increased 25 basis points from March 31, 2008 to 1.76% of total loans at March 31, 2009. The increase was primarily driven by the commercial real estate business, which includes residential construction loans, where early-stage delinquencies increased 156 basis points from March 31, 2008 to 2.80% at March 31, 2009. However, early stage delinquencies improved 5 basis points in the first quarter of 2009 from December 31, 2008 with improvement in nearly all consumer and mortgage products. Two small portfolios, direct consumer loans, the majority of which are government guaranteed student loans, and credit cards were the principal exceptions. Delinquencies in most of the commercial categories were relatively stable quarter over quarter. The improvement in the consumer and mortgage loan portfolios is due in part to seasonality as well as the increased focus on consumer and mortgage collections and default mitigation.

The ratio of the ALLL to total nonperforming loans decreased to 60.4% as of March 31, 2009 from 82.9% as of March 31, 2008. The decline in this ratio was due to a $2,603.0 million increase in nonperforming loans compared to the first quarter of 2008, driven primarily by increases in residential mortgage and real estate construction nonperforming loans, partially offset by the increase in the ALLL. The increase in nonperforming loans was driven primarily by deteriorating economic conditions and declining home values in most markets that we serve. The product type of nonperforming loans is a key determinant in evaluating the relationship between ALLL and nonperforming loans. We charge-off residential nonperforming loans to the expected net realizable value of the loans 60 days after they are classified as nonperforming. The charge-off is applied against the ALLL; therefore, the relationship between ALLL and nonperforming loans becomes unlinked since the carrying value of many of the nonperforming loans has already recognized losses that are estimated to be realized. Another factor that mitigates the increase in the ALLL is that most loans have some amount of realizable value; therefore, while the entire loan is classified as nonperforming, only the amount of estimated losses would have been captured in the ALLL.

The reserve for unfunded commitments was $30.2 million and $12.8 million as of March 31, 2009 and 2008, respectively. Lending commitments such as letters of credit and binding unfunded loan commitments are assessed similarly to unfunded wholesale loans except utilization assumptions are considered. The reserve for unfunded lending commitments is included in other liabilities on the Consolidated Balance Sheets with changes to the reserves recorded in noninterest expense.

Provision for Loan Losses

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate ALLL. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and pooled loans and leases as prescribed under SFAS No. 5, “Accounting for Contingencies.” Provision for loan losses totaled $994.1 million, an increase of $434.1 million, or 77.5%, from March 31, 2008. The provision for loan losses was $384.0 million more than net charge-offs of $610.1 million for the first quarter of 2009. The increase in the provision for loan losses was due to deteriorating asset quality conditions in the wholesale and residential related portfolios, as well as the recording of fraud-related losses in the allowance for loan losses. See additional discussion in the “Allowance for Loan and Lease Losses” section of this MD&A. The annualized net charge-offs to average loans ratio was 1.97% and 0.97% as of March 31, 2009 and 2008, respectively. The increase was largely due to higher net charge-offs in the commercial, residential mortgage, home equity, and construction portfolios. A downturn in residential real estate prices has negatively affected the entire industry, including higher credit quality products and borrowers. Commercial net charge-offs increased during the quarter driven by relatively fewer, but larger credits in unrelated economically sensitive industries, while portfolio delinquency rates remained stable. We anticipate declines in home values and rising unemployment will result in additional net charge-offs in future periods.

Provision for loan losses was $31.6 million, or 3.3% higher than the fourth quarter, as early stage delinquencies were generally stable. Delinquencies in most of the commercial categories were relatively stable quarter over quarter with the exception of the commercial real estate business (including residential construction loans), which increased 34 basis points to 2.80%.

Nonperforming Assets	Table 7

(Dollars in millions) (Unaudited)	March 31 2009	December 31 2008	% Change
Nonperforming Assets
Nonaccrual/nonperforming loans:
Commercial	$400.1	$322.0	24.3%
Real estate:
Construction	1,468.1	1,276.8	15.0
Residential mortgages	2,178.0	1,847.0	17.9
Home equity lines	323.2	272.6	18.6
Commercial real estate	221.8	176.6	25.6
Consumer loans	49.8	45.0	10.7

Total nonaccrual/nonperforming loans	4,641.0	3,940.0	17.8
Other real estate owned (“OREO”)	593.6	500.5	18.6
Other repossessed assets	11.8	15.9	(25.8)

Total nonperforming assets	$5,246.4	$4,456.4	17.7%

Ratios:
Nonperforming loans to total loans[1]	3.75%	3.10%
Nonperforming assets to total loans plus
OREO and other repossessed assets	4.21	3.49
Restructured loans (accruing)	$651.1	$462.6
Accruing loans past due 90 days or more	$1,341.6	$1,032.3

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

Nonperforming Assets

Nonperforming assets totaled $5.2 billion as of March 31, 2009, an increase of $790.0 million, or 17.7%, from December 31, 2008. Nonperforming loans as of March 31, 2009 were $4.6 billion, an increase of $701.0 million, or 17.8%, from December 31, 2008. Of this total increase, nonperforming residential mortgage loans represented $331.0 million, real estate construction loans represented $191.3 million, commercial loans represented $78.1 million, home equity lines represented $50.6 million, and commercial real estate loans represented $45.2 million. Residential mortgages and home equity lines represent 53.9% of nonaccruals, and if residential construction loans are included, then nonaccruals related to residential real estate represent 76.6% of total nonaccruals. The increases in nonperforming assets is largely related to the housing correction and related decline in the values of residential real estate. As loans work through their migration process, we anticipate nonaccrual loans to continue increasing until we experience sustained improvement in the delinquency level of our loan portfolios as well as improvement in the housing market. The nonperforming assets balance is also affected by the time it takes to complete the foreclosure process, especially in judicial jurisdictions. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible. Beginning in 2006, we tightened the underwriting standards applicable to many of the residential loan products offered. We do not originate subprime loans or option ARMs for our balance sheet.

Over half the nonperforming loans are residential mortgages and home equity lines of credit. Nonperforming residential mortgages are primarily comprised of prime first lien properties collateralized by one-to-four family properties. Approximately $307.0 million of the Alt-A portfolio loans were nonperforming at March 31, 2009. The Alt-A portfolio was comprised of approximately 74.2% in first lien positions and approximately 25.8% in second lien positions at March 31, 2009. The weighted average original LTV of the first lien positions was 76.8%. For the Alt-A second lien positions, the weighted average original combined LTV was 97.2%. Approximately 60% of the nonperforming home equity lines include third party originated lines, lines in Florida with current LTVs greater than 80%, or lines with current LTVs greater than 90%. The increase in construction nonaccrual loans relates primarily to residential-related construction and development and is driven by the downturn in the housing market. Nonaccrual construction loans were $1.5 billion, an increase of $191.3 million, or 15.0%, from December 31, 2008. Approximately 94% of the nonperforming construction loans are secured by residential real estate; specifically, $323 million construction to perm, $456 million residential construction, and $598 million in residential land, acquisition, and development properties. Beginning in September 2007, underwriting standards were tightened for new loan originations in the construction to perm portfolio. Performance of these nonperforming loans is adversely influenced by concentrations in Florida real estate.

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

Accruing restructured loans were $651.1 million at March 31, 2009, an increase of $188.5 million, or 40.7%, from December 31, 2008. These loans are primarily residential related and are being restructured in a variety of ways to help our customers remain in their homes and mitigate potential additional loss to us. The primary method of restructuring offered to our customers is a reduction in interest rates as well as extension in terms.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended March 31, 2009 and 2008, this amounted to $4.3 million and $5.4 million, respectively. For the first three months of 2009 and 2008, estimated interest income of $75.1 million and $41.1 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

As of March 31, 2009, accruing loans past due ninety days or more increased by $309.3 million, or 30.0%, from December 31, 2008 to $1.3 billion. Included in this accruing loans population are $585.4 million and $493.7 million of loans at March 31, 2009 and December 31, 2008, respectively, that have been sold to the Government National Mortgage Association (“GNMA”) and are fully insured. When loans are sold to GNMA, we retain an option to repurchase the loans when they become delinquent. As such, we are required to record these loans on our balance sheet when our option becomes exercisable. Increases in the commercial and construction portfolios represented the majority of the remaining increase.

OREO as of March 31, 2009 was $593.6 million, an increase of $93.1 million, or 18.6%, from December 31, 2008. The increase was primarily due to the level of residential-related properties acquired through foreclosure from the wholesale portfolio offset by a decrease from the residential mortgage portfolio of $20.5 million. Upon foreclosure, these properties were re-evaluated and written down to their estimated net realizable value, less selling and holding costs. We are aggressively working these foreclosed assets to minimize losses; however, further declines in home prices could result in additional losses on these properties. The amount of inflows and outflows has increased over the past several quarters as nonperforming loans are worked through the resolution process. Most of our OREO properties are located in Georgia, Florida and North Carolina.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Trading Assets and Liabilities	Table 8

(Dollars in millions) (Unaudited)	March 31 2009	December 31 2008
Trading Assets
U.S. government and agency securities	$779.1	$788.2
U.S. government-sponsored enterprises	341.3	2,339.5
Corporate and other debt securities	1,116.2	1,538.0
Equity securities	179.3	116.8
Mortgage-backed securities	320.2	95.7
Derivative contracts	4,181.2	4,701.8
Municipal securities	255.3	159.1
Commercial paper	108.7	399.6
Other trading assets	116.0	257.6

Total trading assets	$7,397.3	$10,396.3

Trading Liabilities
U.S. government and agency securities	$465.8	$440.4
Corporate and other debt securities	161.5	146.8
Equity securities	11.2	13.3
Derivative contracts	2,412.1	2,640.3

Total trading liabilities	$3,050.6	$3,240.8

Trading Assets and Liabilities

Trading assets include loans, investment securities and derivatives that relate to capital markets trading activities by acting as broker/dealer on behalf of our clients and investment securities and derivatives that are periodically acquired for corporate balance sheet management purposes. All trading assets and liabilities are carried at fair value as required under U.S. GAAP, or due to our election under SFAS No. 159 to carry certain assets at fair value. Trading accounts profits and commissions on the Consolidated Statements of Income are primarily comprised of gains and losses on certain assets and liabilities carried at fair value. For additional information regarding trading account profits and commissions, refer to “Noninterest Income” within this MD&A. Additionally, see Note 13, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for additional information regarding financial instruments carried at fair value.

Trading assets decreased during the first quarter of 2009 by $3.0 billion. This decrease was primarily driven by the sale in the first quarter of approximately $2.0 billion of our Agency trading portfolio that consisted of FHLB floating rate notes. The sale of these securities was done primarily to reduce low yielding securities in an effort to improve the tangible common equity to tangible asset ratio and net interest margin, as well as to reduce our exposure to the FHLB system.

We utilize trading assets and derivatives, primarily interest rate swaps, for balance sheet management purposes that are intended to provide an economic hedge to a portion of the changes in fair value of our publicly-traded debt that is measured at fair value pursuant to our election of the fair value option. As of March 31, 2009, the amount of trading securities outstanding for this purpose was $144.8 million of fixed rate corporate bonds in financial services companies.

Derivative assets and liabilities decreased during the first quarter of 2009 by $520.6 million and $228.2 million, respectively, compared to year end. Of the decrease, $262.4 million of the assets and $55.3 million of the liabilities was driven by the movements in fair values of interest rate based derivatives during the first quarter of 2009, including $184.1 million in terminated interest rate swaps on FHLB advances that were repaid in the first quarter of 2009. In addition, $101.1 million of the asset decrease and $98.4 million of the liabilities decrease was due to the termination of total return swaps, as we are in the process of exiting this product line, and $78.6 million of the asset decrease was related to cross currency hedges on foreign denominated debt.

Corporate and other debt securities decreased $421.8 million during the quarter. Of this decrease, $264.1 million was the result of unwinding loans as part of the strategy to exit the total return swap (“TRS”) business. In addition, corporate loan trading positions decreased by $55.5 million. At March 31, 2009, we continued to hold $1.1 billion in corporate and other debt securities. Included in this balance was $339.3 million of TRS loans, $359.7 million of investment grade corporate bond inventory held by STRH, $144.8 million of investment grade corporate bonds held by Treasury, and $200.6 million of SIVs.

Certain ABS were purchased during the fourth quarter of 2007 from affiliates and certain ARS were purchased primarily in the fourth quarter of 2008 and first quarter of 2009. The securities acquired during the fourth quarter of 2007 included SIVs that are collateralized by various domestic and foreign assets, residential MBS, including Alt-A and subprime collateral, CDO, and commercial loans, as well as super-senior interests retained from Company-sponsored securitizations. During the first three months of 2009, we recognized approximately $10.5 million in net market valuation losses related to these ABS. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by approximately $3.2 billion since the acquisition in the fourth quarter of 2007, reducing the exposure at March 31, 2009 to approximately $229.4 million. During the first quarter of 2009, we received approximately $10.3 million in payments related to securities acquired during the fourth quarter of 2007.

We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential MBS; however, more than three-quarters of the remaining acquired portfolio consists of SIVs undergoing enforcement proceedings, and therefore any significant reduction in the portfolio will largely depend on the status of those proceedings. While further losses are possible, our experience during 2008 and the first quarter of 2009 reinforces our belief that we have appropriately written these assets down to fair value as of March 31, 2009. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets” included in this MD&A for more information.

The amount of ARS recorded in trading assets at fair value totaled $206.1 million at March 31, 2009. The majority of these ARS are preferred equity securities, and the remaining securities consist of ABS backed by trust preferred bank debt or student loans.

In September 2008, the Federal Reserve Bank of Boston (the “Fed”) instituted the ABCP MMMF Liquidity Facility program (the “Program”) that allows eligible depository institutions, bank holding companies and affiliated broker/dealers to purchase certain asset-backed commercial paper (“ABCP”) from certain money market mutual funds (the “MMMF”). These purchases will be made by the participating institution at a price equal to the MMMF’s amortized cost. The Fed will then make a fixed rate non-recourse loan to the participating institution that will mature on the same date as the ABCP that was purchased with a specific draw. As of March 31, 2009, SunTrust Robinson Humphrey (“STRH”) did not own any asset-backed commercial paper under this Program.

Securities Available for Sale	Table 9

	March 31, 2009		December 31, 2008
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$137.0	$138.2	$125.6	$127.1
U.S. government-sponsored enterprises	364.9	380.5	339.0	359.0
States and political subdivisions	1,047.5	1,065.1	1,018.9	1,037.4
Asset-backed securities	89.9	84.5	54.1	49.6
Mortgage-backed securities	14,566.1	14,737.0	15,022.1	15,046.3
Corporate bonds	569.5	542.6	275.5	265.8
Common stock of The Coca-Cola Company	0.1	1,318.5	0.1	1,358.1
Other securities [1]	1,217.9	1,219.0	1,447.9	1,453.2

Total securities available for sale	$17,992.9	$19,485.4	$18,283.2	$19,696.5

1Includes $342.3 million and $493.2 million of Federal Home Loan Bank of Cincinnati and Federal Home Loan Bank of Atlanta stock stated at par value and $360.9 million and $360.9 million of Federal Reserve Bank stock stated at par value as of March 31, 2009 and December 31, 2008, respectively.

Securities Available for Sale

The securities available for sale portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The size of the securities portfolio, at fair value, was $19.5 billion as of March 31, 2009, a decrease of $0.2 billion, or 1.1%, from December 31, 2008. The carrying value of securities available for sale reflected $1.5 billion in net unrealized gains as of March 31, 2009, comprised of a $1.3 billion unrealized gain from our remaining 30.0 million shares of Coke common stock and a $0.2 billion net unrealized gain on the remainder of the portfolio.

The average yield on securities available for sale on a fully taxable-equivalent basis for the first quarter of 2009 declined to 4.91% compared to 6.18% in the first quarter of 2008 and 5.65% in the fourth quarter of 2008 primarily as a result of our net purchase of lower-yielding mortgage-backed securities issued by federal agencies in late December 2008. The portfolio’s effective duration decreased to 2.2% as of March 31, 2009 from 2.8% as of December 31, 2008. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.2% suggests an expected price change of 2.2% for a one percent instantaneous change in market interest rates.

The credit quality of the securities portfolio remained strong with approximately 92% of the total securities available for sale portfolio rated AAA, the highest possible rating by nationally recognized rating agencies.

We review all of our securities with unrealized losses for other-than-temporary impairment at least quarterly. During the first quarter of 2009, we recorded $0.7 million in other-than-temporary impairment charges within net securities gains/(losses) in the Consolidated Statements of Income, related to the write-off of one residential mortgage-backed security in which the default rates and loss severities of the underlying collateral, including Alt-A loans, increased during the first quarter to such an extent that we determined a loss of contractual cash flows was probable. During the first quarter of 2008, we recorded similar charges of $64.1 million primarily related to $264.0 million in residual interests and residential mortgage-backed securities collateralized by loans, including subprime and Alt-A, originated during 2003 and 2004. These impaired securities were valued using third party pricing data, including broker indicative bids, or expected cash flow models.

The amount of ARS recorded in the available for sale securities portfolio totaled $142.1 million as of March 31, 2009. Included in ARS are tax-exempt municipal securities in addition to student loan ABS.

We hold stock in the FHLB of Atlanta and FHLB of Cincinnati totaling $342.3 million as of March 31, 2009. We account for the stock based on the industry guidance in Statement of Position (“SOP”) 01-6 “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others,” which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. We evaluated our holdings in FHLB stock at March 31, 2009 and believe our holdings in the stock are ultimately recoverable at par. In addition, we do not have operational or liquidity needs that would require redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Difficult to Value Financial Assets and Liabilities

The broad credit crisis that was triggered by the 2007 subprime loan melt-down intensified throughout 2008 and, as the broader economy continued to worsen, the credit and liquidity markets became dysfunctional. The second half of 2008 was marked by turmoil in the financial sector, with the failure or government induced acquisitions of several large banks and investment banks, increased unemployment, and further declines in real estate values. Additional liquidity adjustments were made on many securities, and wider spreads caused valuing our level 3 financial instruments to become even more difficult. The first quarter of 2009 saw continued volatility with the credit crisis further eroding liquidity and investor confidence in structured products. Record high mortgage delinquencies and foreclosures lead to further downward pressure on residential mortgage backed products. As a result, loss projections used by investors to estimate cash flows of these products to assist in valuing the security nearly doubled, particularly for adjustable rate collateral. Prime fixed collateral were not impacted as significantly. In addition, we saw a significant increase in the delinquencies and default of commercial loan collateral, causing valuations for ABS backed by commercial and corporate loans to decline.

Fair value is the estimated price using market-based inputs or assumptions that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes that we own. We are required to consider observable inputs, to the extent available, in the fair value estimation process, unless that data results from forced liquidations or distressed sales. When available, we will obtain third party broker quotes or observable market pricing data, as this level of evidence is the strongest support for the fair value of these instruments, absent current market activity in that specific security or a similar security. Despite our best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available. As such, the degree to which significant unobservable inputs have been utilized in our valuation procedures has increased, largely with respect to certain types of loans and securities. This decrease in observability of market data began in the third quarter of 2007 and continues to persist in many markets in 2009.

The lack of liquidity in the market creates additional challenges when estimating the fair value of certain financial instruments. Generally, the assets and liabilities most affected by the lack of liquidity are those classified as level 3 in the fair value hierarchy. This lack of liquidity has caused us to evaluate the performance of the underlying collateral and use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction and that also acknowledges illiquidity premiums and required investor rates of return that would be demanded in the current market. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in wide ranges of discounts in valuing level 3 securities, sometimes as high as 25% or even greater. The current illiquid market is requiring discounts of this degree to drive a market competi-

tive yield, as well as account for the extended duration risk. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, or (iii) the bid/ask spread of non-binding broker indicative bids. For certain securities, particularly non-investment grade MBS, a reasonable market discount rate could not be determined using those methodologies, and therefore dollar prices were established based on market intelligence.

Pricing services and broker quotes were obtained when available to assist in estimating the fair value of level 3 instruments. The number of quotes we obtained varied based on the number of brokers following a particular security, but we generally attempt to obtain two to four quotes to determine reasonableness and comparability on a relative basis; however, the ability to obtain reasonable and reliable broker quotes or indications continues to be challenging. We gained an understanding of the information used by these third party pricing sources to develop these estimated values. The information obtained from third party pricing sources was evaluated and relied upon based on the degree of market transactions supporting the price indications and the firmness of the broker quotes. In most cases, the current market conditions caused the broker quotes to be non-binding and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument’s fair value.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments were indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques but could not otherwise be supported by recent trades due to the illiquidity in the markets. These values were evaluated in relation to other securities, other broker indications, as well as our independent knowledge of the security’s collateral. It is important to note that we believe that we evaluated all available information to estimate the value of level 3 assets. The continued decline in the amount of third party information available, necessitates the further use of internal models when valuing level 3 instruments. All of the techniques used and information obtained in the valuation process provides a range of estimated values, which were evaluated and compared in order to establish an estimated value that, based on management’s judgment, represented a reasonable estimate of the instrument’s fair value. It was not uncommon for the range of value of these instruments to vary widely; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect.

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

We used significant unobservable inputs to fair value certain trading assets, securities available for sale, portfolio loans accounted for at fair value, interest rate lock commitments (“IRLCs”), loans held for sale, MSRs, derivatives, and our public debt. The table below discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Table 10

	As of
(Dollars in millions)	March 31, 2009	December 31, 2008

Trading assets	$1,376.2	$1,391.4
Securities available for sale	1,383.7	1,489.6
Loans held for sale	452.9	487.4
Loans	242.2	270.3
Other intangible assets [1]	308.3	-
IRLCs	106.7	73.6

Total level 3 assets	$3,870.0	$3,712.3

Total assets	$179,116.4	$189,138.0

Total assets measured at fair value	$32,909.4	$32,897.2

Level 3 assets as a percent of total assets	2.2%	2.0%
Level 3 assets as a percent of total assets measured at fair value	11.8	11.3
Long-term debt	$3,352.4	$3,496.3
IRLCs	0.5	1.2

Total level 3 liabilities	$3,352.9	$3,497.5

Total liabilities	$157,470.8	$166,749.9

Total liabilities measured at fair value	$7,098.8	$11,456.5

Level 3 liabilities as a percent of total liabilities	2.1%	2.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	47.2	30.5

1 This amount includes MSRs carried at fair value.

Securities Available for Sale and Trading Assets

Our level 3 securities available for sale include instruments totaling approximately $1.4 billion at March 31, 2009, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $844.1 million at March 31, 2009. Level 3 trading assets total approximately $1.4 billion at March 31, 2009, which includes the Coke forward sale derivative valued at $259.5 million at March 31, 2009, as well as approximately $619.2 million of Small Business Administration (“SBA”) loans and pooled securities whose payment is guaranteed by the U.S. government. The remaining level 3 securities, both trading assets and available for sale securities are predominantly interests retained from Company-sponsored securitizations of commercial loans and residential mortgage loans, investments in SIVs, and MBS and ABS collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or whose value of the underlying collateral is not market observable. We have also increased our exposure to bank trust preferred ABS, student loan ABS, and municipal securities as a result of our offer to purchase certain ARS as a result of failed auctions. Approximately half of the collateral in the remaining level 3 securities includes direct or repackaged exposure to residential mortgages; which is widely spread across prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007.

ARS purchased since the auction rate market began failing in February 2008 have all been considered level 3 securities. We classify ARS as securities available for sale or trading securities. As of March 31, 2009, the fair value of ARS purchased is approximately $206.1 million in trading assets and $142.1 million in available for sale securities. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning ARS market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit, and therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future.

The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles and market values of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

At March 31, 2009, we hold SIV assets which are in receivership and are carried at a fair value of approximately $179 million. In addition, we hold corporate bond exposure to Lehman Brothers, which is undergoing bankruptcy proceedings, that is carried at a fair value of approximately $6.7 million. At March 31, 2009, forty-four level 3 ABS and MBS that we own were downgraded during the quarter ended March 31, 2009 due to continued deterioration in the credit quality of the underlying collateral. The fair value of the downgraded securities totaled approximately $253 million at March 31, 2009 and includes $170 million of first lien mortgages, approximately $6 million of second lien mortgages, $46 million of trust preferred bank obligations, $15 million of student loan ARS, and $17 million of special purpose vehicles (“SPV”) repackaged risk. We recognized additional unrealized losses of approximately $9 million for the period ended March 31, 2009 on these downgraded securities. There is also approximately $56 million of unrealized losses related to eight MBS available for sale that were downgraded in the first quarter of 2009. We have evaluated these securities for impairment and believe all contractual principal and interest payments will be received timely for these securities, and therefore, have taken no impairment through earnings. If future performance in the underlying collateral of ABS and MBS further declines, we would anticipate additional downgrades and valuation reductions, as well as other-than-temporary impairment adjustments.

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

The Asset-backed Securities Indices (“ABX indices”) have a high correlation to subprime, second lien and certain Alt-A exposures, particularly for the direct residential MBS exposure where vintage and collateral type are more easily determined. As such, the dollar prices and corresponding discount margins from the ABX indices are a relevant market data point to consider when estimating the fair value of certain ABS. We will also consider premiums or discounts relative to an index based on information we have obtained from our trades of similar assets and other information made available to us. The use of ABX indices to value certain level 3 ABS was minimal at March 31, 2009 as the size of our exposure to these types of assets has decreased through sales and paydowns or as other market information becomes available to use in estimations of fair value. We also may use ABX indices, as well as other synthetic indices such as the Credit Derivatives Index (“CDX”) and Commercial Mortgage-backed Securities Index (“CMBX”), as a data point to consider when determining the reasonableness of the values of collateral underlying CDO and SIV assets, if relevant.

Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. In many instances, pricing assumptions for level 3 securities may fall within an acceptable range of values. In those cases, we attempt to consider all information to determine the most appropriate price within that range. Improvements may be made to our pricing methodologies on an ongoing basis as observable and relevant information becomes available to us. Sales, trading and settlement activity were scarce in the first quarter of 2009; however, we maintained consistency in our pricing methodology and processes, and incorporated any relevant changes to the valuation assumptions needed to ensure a supportable value for these illiquid securities at March 31, 2009.

During the first quarter of 2009, we recognized through earnings $34.5 million in net trading and securities losses related to trading assets and securities available for sale classified as level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions result in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities; we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macroeconomic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of external factors, including but not limited to economic conditions, the sale of assets under government-sponsored programs, the restructuring of SIVs, and third party sales of securities, some of which could be large-scale.

During the period ended March 31, 2009, we purchased $215.1 million of level 3 ARS of which $86.0 million was classified as trading securities and $129.1 million was classified as securities available for sale. We purchased approximately $44.0 million and sold approximately $78.6 million of level 3 SBA trading loans and pools. We redeemed stock in the FHLB of approximately $150.8 million which is classified as level 3 available for sale securities and received approximately $101 million on paydowns, calls and maturities of level 3 trading and available for sale securities. Approximately $3.1 million of municipal securities were transferred into level 3 during the quarter ended March 31, 2009.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs discussed below. In addition, the equity forward agreements we entered into related to our investment in Coke common stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke common shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. The derivatives carried scheduled terms of approximately six and a half and seven years from the effective date, and as such, the observable and active options market on Coke does not provide for any identical or similar instruments. As a result, we receive estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures as well as our own valuation assessment procedures, we have satisfied ourselves that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At March 31, 2009, the Agreements were in an asset position to us of approximately $259.5 million.

Loans and Loans Held for Sale

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, we were able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing the same alternative valuation methodologies used to value level 3 residential mortgage securities to fair value the mortgage loans. We recognized $7.4 million in net losses through earnings during the three month period ended March 31, 2009, related to level 3 loans and loans held for sale, excluding IRLCs.

Other Intangible Assets

We record MSRs at fair value on both a recurring and non-recurring basis. The fair value of MSRs is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of MSRs is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets in the valuation hierarchy.

IRLCs

The fair value of our IRLCs, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on our historical data and reflect an estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, servicing value, beginning in the first quarter of 2008, was also included in the fair value of IRLCs. The fair value of servicing value is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing value is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractual specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets in the valuation hierarchy.

Long Term Debt

We have elected to carry at fair value $3.6 billion (par) of our publicly-issued, fixed rate debt. The debt consists of a number of different issuances that carry coupon rates ranging from 5.00% to 7.75%, resulting in a weighted average rate of 5.93%, and maturities from May 1, 2010 through April 1, 2020, resulting in a weighted average life of 5.7 years. During the period ended March 31, 2009, we recognized net trading gains of $112.6 million associated with the fair value changes in the debt and related derivatives and trading securities that provide an economic offset to the change in the fair value of the debt. Credit spreads widened throughout 2008 and the first quarter of 2009 in connection with the continued deterioration of the broader financial markets and a number of failures in the financial services industry. Further fluctuations in our credit spreads are likely to occur in the future based on instrument specific and broader market conditions.

To mitigate the prospective impact of spread tightening, we completed the repurchase of a portion of our fair value debt of approximately $386.6 million during the year ended December 31, 2008. No fair value public debt was repurchased during the three month period ended March 31, 2009. We also hold $144.8 million of fixed rate corporate bonds referencing financial services companies to provide some level of offset to the changes in our credit spreads. We entered into pay fixed/receive float interest rate swaps to offset the changes in fair value of those corporate bonds due to interest rate movement. To mitigate the impact of fair value changes on our debt due to interest rate movement, we generally enter into interest rate swaps; however, at times, we may also purchase fixed rate agency MBS to achieve this offset in interest rates. There were no agency MBS held as of March 31, 2009 for this purpose. See the “Trading Assets and Liabilities” section included in the MD&A for more information. We value this debt by obtaining quotes from a third party pricing service and utilizing broker quotes and limited institutional trading data to corroborate the reasonableness of those market values. During the first quarter of 2009, there were few trades to reference, and although trading activity has begun to increase, we continue to classify the fair value public debt as a level 3 instrument in the fair value hierarchy at March 31, 2009.

Overall, the financial impact of the level 3 financial instruments did not have a significant impact on our liquidity or capital. We acquired certain ABS from affiliates during the fourth quarter of 2007 using our existing liquidity position, and since purchasing the securities, we have received approximately $2.5 billion in cash consideration from paydowns, settlements, sales and maturities of these securities. Some fair value assets are pledged for corporate borrowings or other liquidity purposes. Most of these arrangements provide for advances to be made based on the market value and not the principal balance of the assets, and therefore whether or not we have elected fair value accounting treatment does not impact our liquidity. If the fair value of assets posted as collateral declines, we will be required to post more collateral under our borrowing arrangements which could negatively impact our liquidity position on an overall basis. For purposes of computing regulatory capital, mark to market adjustments related to our own creditworthiness for debt accounted for at fair value are excluded from regulatory capital.

Capital Ratios	Table 11

(Dollars in millions) (Unaudited)	March 31 2009	December 31 2008
Tier 1 capital	$17,351.6	$17,613.7
Total capital	22,273.6	22,743.4
Risk-weighted assets	157,464.2	162,046.4
Risk-based ratios:
Tier 1 capital	11.02%	10.87%
Total capital	14.15	14.04
Tier 1 leverage ratio	10.14	10.45
Total shareholders’ equity to assets	12.08	11.90

CAPITAL RESOURCES

Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weigh assets and off-balance sheet risk exposures (i.e., risk weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 Capital primarily includes realized equity and qualified preferred instruments, including senior preferred stock issued to the U.S. Treasury Department under the Capital Purchase Program and related warrants, less purchase accounting intangibles such as goodwill and core deposit intangibles. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities. We have also received approval from the Federal Reserve to include in Tier 1 Capital the tax adjusted minimum proceeds from the forward sale of our holdings of Coke common stock.

Both the Company and our subsidiary, the Bank, are subject to a minimum Tier 1 Capital and Total Capital ratios of 4% and 8%, respectively, of risk weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 Leverage ratio requirements, which measures Tier 1 Capital against average total assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. Our regulatory capital ratios are significantly in excess of the regulatory requirements for well capitalized status.

The Tier 1 Capital and Total Capital ratios improved from 10.87% and 14.04%, respectively, at December 31, 2008 to 11.02% and 14.15% at March 31, 2009. The primary driver of the increase was a $9.3 billion, or 5.1%, reduction in tangible assets. Of the reduction, $6.1 billion occurred in other assets due primarily to the January settlement of the sales of MBS at year end that were unsettled at December 31, 2008. The remaining $3.2 billion was primarily due to a reduction in trading securities and commercial loans during the three month period.

The Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency completed a review, called the Supervisory Capital Assessment Program, or SCAP, of the potential capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve has advised us that based on the SCAP review, we presently have and are projected to continue to have Tier 1 capital well in excess of the amount required to be well capitalized through the forecast period under both the baseline scenario and the more adverse-than-expected scenario (“more adverse”) as prepared by the U.S. Treasury. The SCAP’s more adverse scenario represents a hypothetical scenario that involves a recession that is longer and more severe than consensus expectations and results in higher than expected credit losses, but is not a forecast of expected losses or revenues. The Federal Reserve has advised us that based on the more adverse scenario that we need to adjust the composition of our Tier 1 capital by increasing the Tier 1 common equity portion by $2.2 billion. The additional common equity is necessary to maintain Tier 1 common equity at 4% of risk weighted assets under the more adverse scenario, as specified by a new regulatory standard that was introduced as part of the stress test. This increase will ensure that we will have a sufficient mix of common equity as a percentage of Tier 1 capital if the more adverse scenario materializes. Our Tier 1 common capital ratio was 5.83% at March 31, 2009 and December 31, 2008. The Federal Reserve intends the additional common equity to serve as a buffer against higher losses than generally expected, and allow such bank holding companies to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize. As a result, we intend to adjust the composition of our Tier 1 capital by increasing the portion that is composed of Tier 1 common equity. Alternatives include both internally and externally generated capital to increase the common equity level. We presently believe that we will be able to comply with this newly introduced regulatory capital standard using internal and non-governmental sources of capital, while reducing the existing government preferred equity, subject to regulatory approval. Please refer to Part II, Item 1A for a discussion of additional risks related to the SCAP and potential impacts to our capital structure.

We declared and paid common dividends totaling $35.6 million during the first quarter of 2009, or $0.10 per common share, compared to $269.0 million, or $0.77 per common share during the first quarter of 2008. In addition, we declared dividends payable of $5.0 million on our Series A preferred stock during the three month period ended March 31, 2009. Further, in the first quarter of 2009, we declared dividends payable of $60.6 million to the U.S. Treasury on the series C and D preferred stock issued to the U.S. Treasury. Our ability to pay dividends to our shareholders is indirectly limited by regulations which limit SunTrust Bank’s ability to pay dividends to SunTrust Banks, Inc.

We are subject to certain restrictions on our ability to increase the dividend as a result of participating in the U.S. Treasury’s Capital Purchase Program (“CPP). Generally, we may not pay a regular quarterly cash dividend more than $0.77 per share of common stock prior to November 14, 2011, unless either (i) we have redeemed the Series C and Series D Preferred Stock, (ii) the Treasury has transferred the Series C and Series D Preferred Stock to a third party, or (iii) the Treasury consents to the payment of such dividends in excess of such amount. Additionally, if we increase our dividend above $0.54 per share per quarter prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend. The formulas are contained in the warrant agreements. There also exist limits on the ability of the Bank to pay dividends to the Parent company. Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent company under these regulations at March 31, 2009.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.

Income Taxes

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. In 2008, we applied an estimated annual effective tax rate to the interim period pre-tax earnings to derive the income tax provision or benefit for each quarter. FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” allows an alternative method when, in certain situations, the actual interim period effective tax rate may be used if it provides the best estimate of the annual effective tax rate. In light of the recent volatility and uncertainty in the current economic environment, specifically the severity and length of the recession, as well as the deterioration in certain economic indicators in the fourth quarter of 2008, the 2009 income tax benefit applies this alternative method and computes the discrete income tax benefit for interim periods based on actual year-to-date results.

Goodwill

We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. In 2008, our reporting units were comprised of Retail, Commercial, Commercial Real Estate, Mortgage, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing. In 2009, the Mortgage reporting unit was renamed Household Lending due to the inclusion of the Consumer Lending business unit; previously Consumer Lending was included in the Retail reporting unit. See Note 15, “Business Segment Reporting” to the Consolidated Financial Statements for a discussion regarding the changes to our reportable segments.

Valuation Techniques

In determining the fair value of our reporting units, we primarily use discounted cash flow analyses, which require assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. In addition, we apply guideline company and guideline transaction information, where available, to aid in the valuation of certain reporting units. The guideline information is based on publicly available information. A valuation multiple is selected based on a financial benchmarking analysis that compares the reporting unit’s benchmark result with the guideline information. In addition to these financial considerations, qualitative factors such as asset quality, growth opportunities, and overall risk are considered in the ultimate selection of the multiple used to estimate a value on a minority basis. A control premium of 30% is applied to the minority basis value to arrive at the reporting unit’s estimated fair value on a controlling basis. For the Commercial Real Estate and Affordable Housing reporting units, we utilized the cost approach (also known as the asset approach) to estimate fair value which is based on the fair value of the businesses’ assets and liabilities, including previously unrecognized intangible assets. The cost/asset approach derived fair values that were lower than the values estimated using the discounted cash flow analysis and market based approach; however, due to a market participant’s likely considerations around the long-term growth prospects of the business, we determined that the cost/asset approach was most appropriate. For example, in the first quarter, we have decided to scale back our commercial real estate business given the reduction in current and expected loan demand, and shifted resources from relationship acquisition and management to our special assets division, which focuses on loan workouts.

The values separately derived from each valuation technique (i.e., discounted cash flow, guideline company, guideline transaction, and asset accumulation) are used to develop an overall estimate of a reporting unit’s fair value. In 2008, the discounted cash flow analysis was weighted 60% and the market based approaches were weighted 40% in the final estimated value. In the first quarter of 2009, the discounted cash flow approach was weighted 70% and the market based approaches were weighted 30%. These weightenings were adjusted due to a reduction in relevant market based information resulting in less comparability in the reporting unit’s estimated value using the benchmark result. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the selection and weightings that are most representative of fair value.

Growth Assumptions

Multi-year financial forecasts were developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 4% in 2008 and 2009 based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

Discount Rate Assumptions

Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. In connection with the annual 2008 and first quarter of 2009 goodwill impairment evaluations, the sum of the reporting units cash flow projections was used to calculate an overall implied internal rate of return of 11% and 18%, respectively. The implied internal rate of return served as a baseline for estimating the specific discount rate for each reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. For the 2008 annual goodwill impairment evaluation, the discount rates used to develop the estimated fair value of the reporting units ranged from 10% to 14%. In the first quarter of 2009, the discount rates ranged from 13% to 27%.

Estimated Fair Value and Sensitivities

The estimated fair value of each reporting unit is derived from the valuation techniques described above. The estimated fair value of the reporting units is analyzed in relation to numerous market and historical factors, including current economic and market conditions, recent, historical, and implied stock price volatility, marketplace dynamics such as level of short selling, company-specific growth opportunities, and an implied control premium. In 2008, the implied control premium was determined by comparing the aggregate fair value of the reporting units to our market capitalization, measured over a reasonable period of time. We compared the aggregate fair values of the reporting units as of September 30, 2008 to our market capitalization and derived an implied control premium of approximately 60%. The implied control premium was calculated using an average market capitalization based on five days before and after September 30, 2008. We assessed the reasonableness of the implied control premium in relation to the market and historical factors previously mentioned, as well as recognizing that the size of the implied control premium is not, independently, a determinative measure to assess the estimated fair values of the reporting units.

Economic and market conditions can vary significantly which may cause increased volatility in a company’s stock price, resulting in a temporary decline in market capitalization. In those circumstances, current market capitalization may not be an accurate indication of a market participant’s estimate of entity-specific value measured over a reasonable period of time. During the first quarter, our market capitalization varied widely with a high of approximately $10.5 billion and low of approximately $2.0 billion. This volatility was tied to market sentiment pertaining to the overall banking sector, concerns regarding dilution of common shareholders, and was not the result of company-specific adjustments to cash flows, guideline multiples, or asset values which would have influenced the fair value of reporting units. As a result, the use of market capitalization became a less relevant measure to assess the reasonableness of the aggregate value of the reporting units. Therefore, we supplemented the market capitalization information with other observable market information that provided benchmark valuation multiples from transactions over the last year and a half. These multiples allowed us to estimate an aggregate purchase value and implied premium based on current market conditions and the estimated net asset fair value for SunTrust.

The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Ultimately, future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. Additionally, a reporting unit’s carrying value of equity could change based on market conditions and the risk profile of those reporting units.

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

If the implied fair value of the goodwill for the reporting unit exceeds the carrying value of the goodwill for the respective reporting unit, no goodwill impairment is recorded. If the carrying amount of a reporting unit’s goodwill exceeds the implied goodwill, an impairment loss is recognized in an amount equal to the excess. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and ultimately the amount of goodwill impairment, if any. Sensitivity analysis is performed to assess the potential ranges of implied goodwill. In the case of separately estimating the implied goodwill for our Mortgage, Commercial Real Estate, and Corporate and Investment Banking reporting units as of December 31, 2008, the estimated fair value of each reporting units’ goodwill exceeded its carrying value, resulting in no goodwill impairment.

Due to the continued recessionary environment and sustained deterioration in the economy during the first quarter of 2009, we performed a complete goodwill impairment analysis for all of our reporting units. The estimated fair value of the Retail, Commercial, and Wealth and Investment Management reporting units continued to exceed their respective carrying values as of March 31, 2009; however, the fair value of the Household Lending, Corporate and Investment Banking, Commercial Real Estate, and Affordable Housing reporting units was less than their respective carrying values. The implied fair value of goodwill for the Corporate and Investment Banking reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded for this reporting unit as of March 31, 2009. However, the implied fair value of goodwill for the Household Lending, Commercial Real Estate, and Affordable Housing reporting units was less than the carrying value of the goodwill for each of the respective reporting units. As of March 31, 2009, an impairment loss of $751.2 million was recognized, which was the entire amount of goodwill carried by each of those reporting units.

The size of the implied goodwill was significantly affected by the estimated fair value of the loans pertaining to these reporting units. The fair value estimate of these loan portfolios ranged from approximately 83% to 90% as of March 31, 2009, as compared to 75% to 90% as of December 31, 2008. The estimated fair value of these loan portfolios is based on an exit price, and the assumptions used are intended to approximate those that a market participant would use in valuing the loans in an orderly transaction, including a market liquidity discount. The significant market risk premium that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans. However, it is possible that future changes in the fair value of the reporting unit’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of a reporting unit increases at a faster rate than the fair value of the reporting unit as a whole, that may cause the implied goodwill of a reporting unit to be lower than the carrying value of goodwill, resulting in goodwill impairment.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes in the Enterprise Risk Management introduction presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Credit Risk Management

There have been no significant changes in our credit risk management policies as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Operational Risk Management

There have been no significant changes in our operational risk management policies as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Market Risk from Non-Trading Activities

The sensitivity analysis included below is measured as a percentage change in net interest income due to an instantaneous 100 basis point move in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. The net interest income profile reflects asset sensitivity with respect to an instantaneous 100 basis point change in rates.

Rate Change (Basis Points)	Economic Perspective Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2009	December 31, 2008

+100	1.5%	3.5%
-100	0.1%	(0.1%)

The March 31, 2009 net interest income sensitivity profiles include the impact from adopting SFAS No. 159. Specifically, the net interest payments from $3.2 billion of receive fixed swaps are now reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading account profits and commissions. The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to the use of fair value accounting for these interest rate swaps and related underlying debt. Hence, the above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments.

Rate Change (Basis Points)	Financial Reporting Perspective Estimated % Change in Net Interest Income Over 12 Months
	March 31, 2009	December 31, 2008

+100	2.1%	4.2%
-100	(0.4%)	(1.3%)

As of March 31, 2009, the EVE profile indicates modest changes with respect to an instantaneous 100 basis point change in rates.

	EVE Sensitivity
Rate Shock (Basis Points)	Estimated % Change in EVE
	March 31, 2009	December 31, 2008

+100	(2.6%)	(4.2%)
-100	0.3%	1.8%

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

Trading Activities

Trading securities are used as part of our overall balance sheet management strategies and to support customer requirements through our broker/dealer subsidiary. Product offerings to clients include debt securities, loans traded in the secondary market, equity securities, derivatives and foreign exchange contracts, and similar financial instruments. Other trading activities include acting as a market maker in certain debt and equity securities and related derivatives. Typically, we maintain a securities inventory to facilitate customer transactions. Also in the normal course of business, we assume a degree of market risk in proprietary trading, hedging, and other strategies, subject to specified limits.

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VaR”) approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VaR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VaR exposures and actual results are monitored daily for each trading portfolio. Our VaR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VaR two or three times per year. We had zero backtest exceptions to our overall VaR during the last twelve months. The following table displays high, low, and average VaR for the quarters ended March 31, 2009 and 2008.

(Dollars in millions)	March 31, 2009	March 31, 2008
Average VaR	$28.0	$43.2
High VaR	$30.5	$52.2
Low VaR	$23.6	$34.9

The lower VaR during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 is primarily due to the sale of acquired assets. Trading assets net of trading liabilities averaged $6.3 billion and $8.6 billion for the quarters ended March 31, 2009 and 2008, respectively. Trading assets net of trading liabilities were $4.3 billion and $8.6 billion at March 31, 2009 and 2008, respectively. Declines in average and ending trading assets net of trading liabilities primarily relate to balance sheet management activities.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we attempt to structure our balance sheet so that less liquid assets, such as loans, are funded through stable funding sources, such as retail deposits, long-term debt, wholesale deposits, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, considering operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.

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

We have a contingency funding plan that assesses liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. We believe we have sufficient funding capacity to meet the liquidity needs arising from these potential events. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include capacity to borrow at the Federal Reserve discount window and from the FHLB system and the ability to sell, pledge or borrow against unencumbered securities in the Bank’s investment portfolio. As of March 31, 2009, the potential liquidity from these sources was approximately $30 billion. In addition, we may have the ability to raise funds by selling or securitizing loans, including single-family mortgage loans.

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

Our credit ratings are an important factor in our access to unsecured wholesale funds, and significant changes in these ratings could affect the cost and availability of these sources. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our loan loss reserves, the liquidity profile of both the Bank and SunTrust Banks, Inc. (“the Parent Company”), and the adequacy of our capital base. Deterioration in the credit quality of our loan portfolio, under the strain of a sustained economic recession, remains the primary risk to our current credit ratings at present.

On March 5, 2009, Fitch Ratings lowered our long-term issuer default ratings from A+ to A- for both the Bank and the Parent Company, citing deterioration in the credit quality of our loan portfolio. On April 23, 2009, Moody’s lowered the long-term senior debt ratings for the Bank from Aa3 to A2 and for the Parent Company from A1 to Baa1. On April 28, 2009, Standard and Poor’s (“S&P”) lowered the Bank’s long-term senior debt ratings from A+ to A- and the short-term debt ratings from A-1 to A-2. At the same time, S&P lowered the Parent Company’s long-term senior debt ratings from A to BBB+ and short-term ratings from A-1 to A-2.

A drop in short-term credit ratings below the equivalent of A-1/P-1 may materially impact some of our business activities. In particular, some of our off-balance sheet entities, including Three Pillars and our business of remarketing municipal securities known as variable rate demand obligations (“VRDOs”), depend upon the support of investors who primarily purchase obligations rated A-1/P-1. As a result of the downgrade, we have purchased certain amounts of overnight commercial paper at estimated market rates, on a discretionary and non-contractual basis, as we continue to monitor the impacts of the S&P downgrade of Three Pillars’ CP. Additionally, some investors holding VRDOs have tendered their bonds for repayment requiring the bank to fund under the letters of credit supporting the VRDO program. See additional discussion of these matters in the “Other Liquidity Considerations” section of this MD&A. In addition, the Bank or Parent Company may experience a curtailed ability or increased cost to issue certain money market obligations such as commercial paper or Eurodollars as a result of the downgrade.

Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. During the past two quarters, the Bank has experienced very strong core deposit growth. Core deposits totaled $112.4 billion as of March 31, 2009, up from $105.3 billion as of December 31, 2008. The Bank has used core deposit growth to replace short-term wholesale funding, contributing to the Bank’s strong liquidity position. The Bank borrowed no overnight funds during the majority of the first quarter and used core deposit growth to refund $1.4 billion of maturing wholesale certificates of deposit and terminate or mature $3.6 billion of FHLB advances.

We maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, global bank notes, and commercial paper. Aggregate wholesale funding totaled $36.6 billion as of March 31, 2009 compared to $44.0 billion as of December 31, 2008. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $9.9 billion as of March 31, 2009, down from $14.2 billion as of December 31, 2008.

An additional source of wholesale liquidity is our access to the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes, commercial paper and various capital securities such as common or preferred stock. The Bank maintains a global notes program under which it may issue senior or subordinated debt with various terms. After issuing a $576.0 million 3-year senior unsecured floating-rate note under the FDIC’s TLGP in March, the Parent Company had authority to issue an additional $2.6 billion of securities under its shelf registration and the Bank had authority to issue an additional $30.3 billion of notes under the global bank note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board of Directors, and does not refer to a commitment to purchase by any investor(s).

Parent Company Liquidity. We measure Parent Company liquidity by comparing sources of liquidity from short-term assets, such as unencumbered and other investment securities and cash, relative to short-term liabilities, which include overnight sweep funds, seasoned long-term debt and commercial paper. As of March 31, 2009, the Parent Company had $6.0 billion in such sources compared to short-term debt of $1.2 billion. We also manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. The next Parent Company debt maturity is $300 million in October 2009. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes. During the first quarter of 2009, the Parent Company issued a $576.0 million senior unsecured floating-rate note that will mature in May 2012.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, and loans to our subsidiaries. We believe the Parent Company holds more than sufficient cash to satisfy these working capital needs. We fund corporate dividends primarily with dividends from our banking subsidiaries. We are subject to both state and federal regulations that limit our ability to pay common stock dividends in certain circumstances. In the context of an ongoing U.S. economic recession and credit market turmoil, we reduced our quarterly common stock dividend in the fourth quarter of 2008 to $0.54 per share and again in January 2009, to its current level of $0.10 per share. On April 28, 2009, the Board of Directors declared a cash dividend of $0.10 per common share, payable on June 15, 2009 to shareholders of record on June 1, 2009.

Recent Market and Regulatory Developments. Financial market conditions remained under a state of stress during the first quarter of 2009. As a result, the federal banking regulatory agencies conducted the Supervisory Capital Assessment Program of the nineteen largest U.S. banks to a “stress test”, which is discussed in greater detail in this MD&A in the “Capital Resources” section.

Other Liquidity Considerations. As detailed in Table 12, we had an aggregate potential obligation of $80.6 billion to our customers in unused lines of credit at March 31, 2009. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. We also had $13.2 billion in letters of credit as of March 31, 2009, most of which are standby letters of credit, which require that we provide funding if certain future events occur.

Approximately $9.0 billion of these letters of credit as of March 31, 2009 support VRDOs. In the event that we or the other agents are unable to remarket these securities, we would provide funding under the letters of credit. In addition, approximately $3.3 billion of lines of credit as of March 31, 2009 support commercial paper issued by Three Pillars to investors not affiliated with us or Three Pillars. No amounts are currently outstanding related to Three Pillars’ lines of credit. For more information about Three Pillars, see Note 6, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements. As a result of recent actions by rating agencies, these letters and lines of credit associated with Three Pillars and the VRDO program may be drawn, although we cannot estimate the extent of such draws at this time. We continue to evaluate several business and product alternatives surrounding these programs to appropriately manage the potential financial impact of these draws and purchases of Three Pillars’ CP. We do not anticipate the draws or CP to have a material impact on our financial performance, and, we believe our existing sources of liquidity are sufficient to support any such liquidity needs.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of March 31, 2009, we were and expect to remain in compliance with all covenants and provisions of these debt agreements.

As of March 31, 2009, our cumulative UTBs amounted to $334.5 million. Interest related to UTBs was $75.1 million as of March 31, 2009. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with FIN 48. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

We historically have not actively hedged MSRs, but have managed the market risk through our overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and production that occurs as interest rates rise and fall over time with the economic cycle as well as with securities available for sale. As of January 1, 2009, however, in an effort to further mitigate risk, ALCO designated the 2008 MSRs vintage and all future MSRs production at fair value under SFAS No. 156. Given the level of interest rates and the election requirement of designating existing MSRs at fair value only on an annual basis, ALCO viewed this as an appropriate time to make this election and initiate our active hedging program on a portion of our MSRs. The balances being carried at fair value under this election were $308.3 million at March 31, 2009, and are being managed within established risk limits and are being monitored as part of various governance processes. Total MSRs, inclusive of those carried at fair value as described above, are $894.8 million as of March 31, 2009.

Unfunded Lending Commitments	Table 12

(Dollars in millions) (Unaudited)	March 31 2009	December 31 2008
Unused lines of credit
Commercial	$36,381.6	$37,167.1
Mortgage commitments[1]	14,744.7	17,010.4
Home equity lines	17,051.7	18,293.8
Commercial real estate	3,014.2	3,652.0
Commercial paper conduit	5,416.8	6,060.3
Credit card	3,987.0	4,167.8

Total unused lines of credit	$80,596.0	$86,351.4

Letters of credit
Financial standby	$12,956.6	$13,622.8
Performance standby	193.1	220.2
Commercial	93.8	99.0

Total letters of credit	$13,243.5	$13,942.0

1Includes $8.0 billion and $7.2 billion in IRLCs accounted for as derivatives as of March 31, 2009 and December 31, 2008, respectively.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. In the first quarter of 2009, we issued a $576.0 million of unsecured senior floating rate notes maturing in 2012 under the terms of the TLGP. There were no other significant updates to our contractual commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS SEGMENTS

We have four business segments used to measure business activities: Retail and Commercial, Corporate and Investment Banking, Household Lending, and Wealth Investment Management with the remainder in Corporate Other and Treasury.

The business segments have recently changed and all prior periods have been restated for consistency. The management of Consumer Lending was recently combined with Mortgage to create Household Lending. Consumer Lending, which includes student lending, indirect auto, and other specialty consumer lending units, was previously a part of Retail and Commercial. This change will enable us to provide a strategic framework for all consumer lending products and will also create operational efficiencies. Also, Commercial Real Estate is now a part of Retail and Commercial as Commercial and Commercial Real Estate clients have similar needs due to their comparable size and because the management structure is geographically based. Previously, Commercial Real Estate has been combined with Corporate and Investment Banking in Wholesale Banking.

Retail and Commercial

Retail and Commercial serves consumers and businesses with up to $100 million in annual revenue. Retail and Commercial provides services to clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com) and the telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, and other fee-based products. The business also serves commercial clients including business banking clients, government/not-for-profit enterprises, as well as commercial and residential developers and investors. Financial products and services offered to business clients include commercial and commercial real estate lending, financial risk management, insurance premium financing, treasury and payment solutions including commercial card services, as well as specialized commercial real estate investments delivered through SunTrust Community Capital, LLC. Retail and Commercial also serves as an entry point and provides services for other lines of business. When client needs change and expand, Retail and Commercial refers clients to our Wealth and Investment Management, Corporate and Investment Banking, and the Household Lending lines of business.

Corporate and Investment Banking

Corporate and Investment Banking serves clients in the large and middle corporate markets. The Corporate Banking Group generally serves clients with greater than $750 million in annual revenue and is focused on selected industry sectors: consumer and retail, diversified, energy, financial services and technology, and healthcare. The Middle Market Group generally serves clients with annual revenue ranging from $100 million to $750 million and is more geographically focused. Through STRH, Corporate and Investment Banking provides an extensive range of investment banking products and services to its clients, including strategic advice, capital raising, and financial risk management. These investment banking products and services are also provided to Commercial and Wealth & Investment Management clients. In addition, Corporate and Investment Banking offers traditional lending, leasing, treasury management services and institutional investment management to its clients.

Household Lending

Household Lending offers residential mortgages, home equity lines and loans, indirect auto, student, bank card and other consumer loan products. Loans are originated through our extensive network of traditional and in-store retail branches, via the internet (www.suntrust.com), and by phone (1-800-SUNTRUST). Residential mortgage loans are also originated nationally through our wholesale and correspondent channels. These products are either sold in the secondary market – primarily with servicing rights retained – or held in our loan portfolio. The line of business services loans for itself, for other SunTrust lines of business, and for other investors, and operates a tax service subsidiary (ValuTree Real Estate Services, LLC).

Wealth and Investment Management

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”), GenSpring Family Offices LLC (“GenSpring”), Institutional Investment Solutions (“IIS”), and RidgeWorth Capital Management (“RidgeWorth”).

The PWM group offers brokerage, professional investment management, and trust services to clients seeking active management of their financial resources. PWM includes the Private Banking group which offers a full array of loan and deposit products to clients. PWM also includes SunTrust Investment Services which offers discount/online and full service brokerage services to individual clients.

GenSpring provides family office solutions to ultra high net worth individuals and their families. Utilizing teams of multi-disciplinary specialists with expertise in investments, tax, accounting, estate planning, and other wealth management disciplines, GenSpring helps families manage and sustain their wealth across multiple generations.

Institutional Investment Solutions is comprised of Employee Benefit Solutions, Foundations & Endowments Specialty Group, Corporate Agency Services, as well as SunTrust Institutional Asset Advisors LLC (“STIAA”). Employee Benefit Solutions provides administration and custody services for defined benefit and defined contribution plans as well as administration services for non-qualified deferred compensation plans. Foundations & Endowments provides bundled administrative and investment solutions (including planned giving, charitable trustee, and foundation grant administration services) for non-profit organizations. Corporate Agency Services targets corporations, governmental entities and attorneys requiring escrow services. STIAA provides portfolio construction and manager due diligence services to other units within IIS to facilitate the delivery of investment management services to their clients.

RidgeWorth, an SEC registered investment advisor, serves as investment manager for the RidgeWorth Funds as well as individual clients. RidgeWorth is also a holding company with ownership in other institutional asset management boutiques offering a wide array of equity, alternative, fixed income, and liquidity management capabilities. These boutiques include Alpha Equity Management, Ceredex Value Advisors, Certium Asset Management, IronOak Advisors, Seix Investment Advisors, Silvant Capital Management, and StableRiver Capital Management.

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. The majority of the support, operational, and overhead costs associated with the Corporate Other and Treasury have been allocated to the functional segments with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages our facilities; Marketing, which handles advertising, product management, customer information functions, and internet banking; SunTrust Online, which handles customer phone inquiries and phone sales and manages the internet banking functions; Human Resources, which includes the recruiting, training, and employee benefit administration functions; Finance, which includes accounting, planning, tax, and treasury. Other functions included in Corporate Other and Treasury are corporate risk management, legal and compliance, branch operations, corporate strategies, procurement, and the executive management group. Finally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

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

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable.

The following analysis details the operating results for each line of business for the three month periods ended March 31, 2009 and 2008. Prior periods have been restated to conform to the current period’s presentation.

Net Income/(Loss)	Table 13

	Three Months Ended March 31
(Dollars in thousands)(Unaudited)	2009	2008
Retail and Commercial	($296,396)	$164,304
Corporate and Investment Banking	16,049	60,664
Household Lending	(503,030)	(63,798)
Wealth and Investment Management	5,487	102,849
Corporate Other and Treasury	158,083	97,710
Reconciling Items	(195,360)	(71,174)

Average Loans and Deposits	Table 14

	Three Months Ended March 31
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in thousands)(Unaudited)	2009	2008	2009	2008
Retail and Commercial	$50,453,738	$50,402,018	$86,654,408	$82,372,969
Corporate and Investment Banking	23,205,539	19,664,675	7,214,294	6,255,368
Household Lending	43,279,858	45,009,044	2,954,598	2,105,235
Wealth and Investment Management	8,162,721	7,890,128	10,032,542	9,794,424
Corporate Other and Treasury	269,590	316,631	659,136	640,416

Retail and Commercial Banking

Three Months Ended March 31, 2009 vs. 2008

Retail and Commercial Banking reported a net loss of $296.4 million for the first quarter of 2009, a decrease of $460.7 million compared to the first quarter of 2008. The decrease was driven by an after-tax charge of $292.2 million related to the impairment of goodwill related to Commercial Real Estate and Affordable Housing businesses and is the direct result of continued deterioration in real estate market conditions. The current cyclical downturn has impacted commercial real estate asset values, which has depressed expected earnings in those businesses. We remain committed to the clients, products, and services of the impacted businesses and believe that the longer term growth prospects of these businesses are strong. The decrease was also the result of higher provision for loan losses due to commercial real estate, home equity line, and commercial net charge-offs, as well as lower loan and deposit related net interest.

Net interest income decreased $84.5 million, or 13.1%. Average customer deposit balances increased $4.3 billion, or 5.2%, primarily in higher yielding interest-bearing deposits as the economic environment has influenced customer product preference. Low cost demand deposit and savings accounts increased a combined $0.3 billion, or 1.7%, with the strongest growth in commercial analysis accounts. Meanwhile, higher cost NOW and money market accounts increased a combined $2.5 billion, or 6.8%. Certificates of deposit and IRA accounts also increased $1.4 billion, or 5.4%. Despite the deposit growth, deposit-related net interest income declined by $29.0 million driven by the change in mix as well as the decrease in the rate environment and the relative value of demand deposits. Average loan balances increased $0.1 billion, or 0.1%, driven by a $0.3 billion, or 2.4%, increase in home equity lines and loans, and a $1.2 billion increase in nonaccrual and restructured loans primarily in residential construction and equity lines. Offsetting the increases was a decrease of $0.4 billion, or 2.6%, in commercial loans, and a $1.0 billion, or 5.1%, decrease in commercial real estate loans. Net interest income from loans decreased $39.6 million, or 14.6%, due to compressed spreads as bank funding costs increased in the first half of 2008.

Provision for loan losses increased $115.5 million over the same period in 2008. The provision increase was most pronounced in construction and home equity lines reflecting deterioration in the residential real estate market. Provision on commercial loans also increased, primarily due to net charge-offs on lines of credit to smaller commercial clients.

Total noninterest income decreased $2.4 million, or 0.7%, compared to the same period in 2008. This decrease was driven primarily by a $6.6 million, or 3.5%, decrease in service charges on deposits due to lower commercial non-sufficient funds fees and higher uncollectible fees, partially offset by higher ATM, interchange and trading profits.

Total noninterest expense increased $365.4 million, or 56.9%, over the same period in 2008. This increase was primarily due to a $299.2 million charge related to the impairment of goodwill related to Commercial Real Estate and Affordable Housing businesses. The increase was also driven by a $28.8 million increase in FDIC insurance, a $14.3 million increase in credit-related expenses including operating losses due to fraud, collections, and other real estate, as well as a $9.1 million increase in pension expense.

Corporate and Investment Banking

Three Months Ended March 31, 2009 vs. 2008

Corporate and Investment Banking’s net income for the first quarter of 2009 was $16.0 million, a decrease of $44.6 million, or 73.5%, compared to the first quarter of 2008 primarily driven by higher provision for loan losses.

Net interest income was $94.4 million, an increase of $22.2 million, or 30.7%, primarily due to increased loan-related net interest income. Average loan balances increased $3.5 billion, or 18.0%, while the corresponding net interest income increased $17.8 million. Commercial loans increased $2.9 billion, or 21.8%, primarily due to line usage by large corporate clients while leases also increased $0.5 billion, or 10.2%. Average customer deposit balances increased $1.0 billion, or 15.3%, while the corresponding net interest income increased $2.6 million, or 13.2%, as increased spreads on interest bearing products was partially offset by the decrease in the rate environment and the relative value of demand deposits. Deposit volume increased in almost all categories as demand deposits increased $0.4 billion, or 17.4%, NOW and money market accounts also increased $0.4 billion, or 10.9%, and time deposits increased $0.3 billion, or 47.7%.

Provision for loan losses was $75.1 million, an increase of $75.4 million from the net recovery of $0.4 million in the first quarter of 2008. The increase was primarily due to higher net charge-offs from a small number of corporate and middle market clients.

Total noninterest income was $159.3 million, an increase of $8.7 million, or 5.8%, compared to the first quarter of 2008. Capital markets-related noninterest income increased 33.5% primarily due to strong performance in bond originations, derivatives, and direct finance fees. Credit and treasury management related fees also increased. These increases were partially offset by a write down of the remaining securitization related residual interests.

Total noninterest expense was $151.9 million, an increase of $17.4 million, or 13.0%. Total staff expense increased $10.5 million, or 14.9%, primarily driven by higher variable incentive-based compensation primarily tied to the increase in capital markets revenue and to higher pension costs. Operating losses and credit-related expenses also increased.

Household Lending

Three Months Ended March 31, 2009 vs 2008

Household Lending reported a net loss of $503.0 million for the three months ended March 31, 2009, compared to a net loss of $63.8 million in the first quarter of 2008, an increase of $439.2 million. The lower earnings were driven by an after-tax charge of $431.7 million related to the impairment of goodwill related to the Consumer Lending business and is the direct result of continued deterioration in real estate market conditions. The current cyclical downturn has impacted residential real estate asset values, which has depressed expected earnings in the business. We remain committed to the clients, products, and services of the business and believe that the longer term growth prospect of the business is strong. Also contributing to the decrease were higher credit-related costs substantially offset by higher production income and servicing income.

Net interest income was $201.9 million for the three months ended March 31, 2009, up $14.3 million, or 7.6% primarily due loans held for sale and deposit-related net interest income offset by lower loan-related net interest income. Average loans decreased $1.7 billion, or 3.8%, while the resulting net interest income declined $12.5 million, or 9.0%. Consumer mortgages and construction to perm loans declined $3.6 billion contributing $26.0 million to the decline in loan-related net interest income. The net interest income decline was influenced by the decline in higher yielding construction to perm and second lien loans and the increase in lower yielding prime first lien mortgages. Additionally, nonaccrual loans increased $1.2 billion resulting in a net interest income reduction of $14.0 million. Partially offsetting these declines were increases in bank card loans of $0.2 billion and student loans of $1.1 billion, which increased net interest income $19.6 million and $10.2 million, respectively. Loans held for sale declined $1.3 billion although lower short term funding costs resulted in an increase of $13.1 million to net interest income. Additionally, reduced funding charges for other nonearning assets increased net interest income $5.2 million compared with the prior year while customer deposit related net interest income also increased $3.8 million principally due to higher volumes.

Provision for loan losses increased $117.7 million, or 62.6%, primarily due to increased net charge-offs in consumer mortgages, home equity lines, and construction to perm loans. In the first quarter of 2009, we incurred fraud-related losses associated with borrower misrepresentations on mortgage loan documentation, as well as operating losses from denied insurance claims that had been reserved for as of year end. While these operational issues may persist in 2009, we have determined that borrower credit-related issues are now the predominant contributor to the losses. Consequently, the provision for loan losses in the first quarter of 2009 includes approximately $18 million of losses that were previously classified as operating losses. Realized losses on these loans in future periods will be reflected as charge-offs.

Total noninterest income increased $188.3 million driven by higher mortgage production income and mortgage servicing income. Total mortgage production income increased $158.7 million, or 173.1%, principally due to a 14.6% increase in production volume over the first quarter of 2008 to $13.4 billion, higher margins on current mortgage production, and lower market valuation losses on loans carried at fair value. Total servicing income increased $35.2 million, principally due to an impairment recovery of $31.3 million related to mortgage servicing rights carried at the lower of amortized cost or market. At March 31, 2009 total loans serviced were $166.4 billion, up 7.1%, from $155.5 billion at March 31, 2008.

Total noninterest expense increased $541.8 million over the same prior year period. This increase was primarily due to a $451.9 million charge related to the impairment of goodwill. Higher credit-related expense, principally a $63.0 million increase in reserves for mortgage reinsurance losses and other real estate expense on foreclosed properties also contributed to the increase.

Wealth and Investment Management

Three Months Ended March 31, 2009 vs. 2008

Wealth and Investment Management’s net income for the first quarter of 2009 was $5.5 million, a decrease of $97.4 million compared to the first quarter of 2008. The decrease in net income was primarily due to the $55.4 million after-tax gain from the sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008, the divestiture of First Mercantile Trust Company in the second quarter of 2008, a retirement plan services subsidiary, and the resulting decrease in revenue due to the declines in the equity market.

Net interest income decreased $10.2 million, or 12.7%, as higher average loan and deposit balances were more than offset by spread compression. Average customer deposits increased $0.2 billion, or 2.4%, while net interest income on deposits declined $5.2 million, or 10.9%, driven by the decrease in the rate environment and the relative value of demand deposits. Average loans increased $0.3 billion, or 3.5%, while net interest income on loans declined $4.6 million, or 12.7%, primarily due to compressed spreads as bank funding costs increased in the first half of 2008.

Provision for loan losses increased $4.7 million primarily due to higher home equity line net charge-offs.

Total noninterest income decreased $158.2 million primarily due to an $89.4 million gain on sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008, a $12.8 million decline in revenue due to the sale of First Mercantile Trust in the second quarter of 2008, and lower retail investment income and trust income. Retail investment income declined $16.2 million, or 23.1%, due to lower transactional volumes and a decline in assets in managed accounts. Trust income decreased $43.8 million, or 27.4%, primarily due to lower market valuations on managed equity assets and the sale of First Mercantile Trust Company.

Total noninterest expense decreased $19.9 million, or 8.2%, driven by lower staff, structural, and discretionary expenses. Total staff expense declined $15.5 million, or 10.4%, resulting from reduced staffing levels and lower incentive payments. Other expense also decreased $10.4 million primarily due to the sale of First Mercantile Trust Company. These decreases were partially offset by higher operating losses and FDIC expense.

As of March 31, 2009, assets under management were approximately $105.3 billion compared to $140.4 billion as of March 31, 2008. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $181.1 billion, which includes $105.3 billion in assets under management, $40.4 billion in non-managed trust assets, $28.8 billion in retail brokerage assets, and $6.6 billion in non-managed corporate trust assets.

Corporate Other and Treasury

Three Months Ended March 31, 2009 vs. 2008

Corporate Other and Treasury’s net income for the first quarter of 2009 was $158.1 million, an increase of $60.4 million, or 61.8%, compared to the first quarter of 2008. The increase was primarily due to an increase in net interest income due to net gains on hedges, as well as an increase in noninterest income.

Net interest income in the first quarter of 2009 increased $82.5 million over the same period in 2008, mainly due to an increase in the gains on interest rate swaps employed as part of an overall interest rate risk management strategy. Total average assets decreased $2.0 billion, or 9.2%, mainly due to the reduction in size of the investment portfolio. Total average deposits, primarily wholesale, decreased $8.2 billion, or 52.4%.

Provision for loan losses decreased $0.2 million, or 30.0%.

Total noninterest income increased $50.3 million, or 48.9%, in the first quarter of 2009 compared to the same period in 2008. The increase was primarily due to a $211.7 million improvement in market valuations of trading securities over 2008 due to a substantial reduction in exposure to these securities, partially offset by lower mark to market gains on our public debt carried at fair value. The first quarter of 2009 also included a $25.3 million gain on the extinguishment of long-term debt. Additionally, the first quarter of 2008 also included an $86.3 million gain from the Visa initial public offering, a $37.0 million gain from the sale/leaseback of real estate properties, and $55.6 million in market value impairment related primarily to certain asset-backed securities that were classified as available for sale and estimated to be other-than-temporarily impaired, triggering accounting recognition of the unrealized loss in earnings.

Total noninterest expense increased $18.3 million compared to the first quarter of 2008. The increase in expense was mainly due to certain items unique to the first quarter of 2008, which included a $39.1 million reversal of a portion of the accrued liability associated with the Visa litigation and recognition of $11.7 million of net loss related to the early retirement of debt.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, at pages 75 through 79, which is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Below we supplement the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Such risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

The Company added the following risk factor:

Federal bank regulatory agencies have directed us to increase our Tier 1 common equity as a result of the Supervisory Capital Assessment Program.

The Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency completed a review, called the Supervisory Capital Assessment Program, or SCAP, of the potential capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve has advised us that based on the SCAP review, we presently have and are projected to continue to have Tier 1 capital well in excess of the amount required to be well capitalized through the forecast period under both the baseline scenario and the more adverse-than-expected scenario (“more adverse”) as prepared by the Department of the Treasury of the United States (the “U.S. Treasury”). The SCAP’s more adverse scenario represents a hypothetical scenario that involves a recession that is longer and more severe than consensus expectations and results in higher than expected credit losses, but is not a forecast of expected losses or revenues. The Federal Reserve has advised us that based on the more adverse scenario that we need to adjust the composition of our Tier 1 capital by increasing the Tier 1 common equity portion by $2.2 billion. The additional common equity is necessary to maintain Tier 1 common equity at 4% of risk weighted assets under the more adverse scenario, as specified by a new regulatory standard that was introduced as part of the stress test. This increase will ensure that we will have a sufficient mix of common equity as a percentage of Tier 1 capital if the more adverse scenario materializes. The Federal Reserve intends the additional common equity to serve as a buffer against higher losses than generally expected, and allow such bank holding companies to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize.

As a result, we intend to adjust the composition of our Tier 1 capital by increasing the portion that is composed of Tier 1 common equity. Alternatives include both internally and externally generated capital to increase the common equity level. We presently believe that we will be able to comply with this newly introduced regulatory capital standard using internal and non-governmental sources of capital, while reducing the existing government preferred equity, subject to regulatory approval. However, no assurance can be given that we will be successful in increasing the portion of our Tier 1 capital that is composed of Tier 1 common equity. Further, if we are not able to raise additional common equity either internally or externally, via the private or public markets, we may be required to apply to the U.S. Treasury to replace the preferred shares issued pursuant to the Capital Purchase Program (the “CPP”) with mandatory convertible preferred shares. Mandatory convertible preferred shares provide us the option to convert the preferred shares into common shares within seven years, if necessary. If the mandatory convertible preferred shares are converted, the U.S. Treasury may become a significant holder of our common shares. Changes to our capital composition may dilute or otherwise adversely affect existing security holders. In addition, if we replace the CPP preferred shares with mandatory convertible preferred shares, we may become subject to additional or more restrictive corporate governance and executive compensation regulations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2009:

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	-	-	-	30,000,000	-	-	-	-
February 1-28	-	-	-	30,000,000	-	-	-	-
March 1-31	-	-	-	30,000,000	-	-	-	-

Total first quarter 2009	-	-	-		-	-	-	-

Total year-to-date 2009	-	-	-		-	-	-	-

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A.

2This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the three months ended March 31, 2009, zero shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans.

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
3.1

Amended and Restated Articles of Incorporation of the Registrant, restated effective January 22, 2009, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed January 22, 2009.

*

3.2	Bylaws of the Registrant, as amended and restated on November 11, 2008, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed November 13, 2008	*

10.1

SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to Appendix A to the Company’s definitive proxy statement filed March 6, 2009, together with Form of Nonqualified Stock Option Agreement, Form of Performance-Vested Stock Option Agreement, Form of Restricted Stock Agreement (3-year ratable vesting), Form of Restricted Stock Agreement (3-year cliff vesting), Form of Non-Employee Director Restricted Stock Agreement, Form of Performance Stock Agreement, Form of Performance Stock Unit Agreement, and Form of Non-Employee Director Restricted Stock Unit Agreement, each under the SunTrust Banks, Inc. 2009 Stock Plan, incorporated by reference to exhibits 10.1.1 to 10.1.8 to Registration Statement on Form S-8 filed April 28, 2009.

*

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

* incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 7th day of May, 2009.

SunTrust Banks, Inc.
(Registrant)

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)