Form 10-Q
period 2009-06-30
SUNTRUST BANKS INC
filed 2009-08-10
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Non-accelerated filer ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At July 31, 2009, 498,827,499 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year of 2009.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income/(Loss)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars and shares in thousands, except per share data) (Unaudited)	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$1,397,045	$1,715,410	$2,809,930	$3,570,056
Interest and fees on loans held for sale	72,406	72,491	134,238	171,500
Interest and dividends on securities available for sale
Taxable interest	168,659	156,614	349,861	309,517
Tax-exempt interest	10,018	11,240	20,717	22,543
Dividends[1]	18,066	29,337	36,228	63,262
Interest on funds sold and securities purchased under agreements to resell	558	6,734	1,495	15,681
Interest on deposits in other banks	63	201	176	448
Trading account interest	26,459	74,338	69,964	171,690

Total interest income	1,693,274	2,066,365	3,422,609	4,324,697

Interest Expense
Interest on deposits	398,903	579,829	822,776	1,327,649
Interest on funds purchased and securities sold under agreements to repurchase	2,441	35,378	5,174	92,327
Interest on trading liabilities	4,917	6,583	11,077	12,633
Interest on other short-term borrowings	3,593	13,088	8,748	35,864
Interest on long-term debt	193,763	274,771	423,079	559,641

Total interest expense	603,617	909,649	1,270,854	2,028,114

Net interest income	1,089,657	1,156,716	2,151,755	2,296,583
Provision for loan losses	962,181	448,027	1,956,279	1,008,049

Net interest income after provision for loan losses	127,476	708,689	195,476	1,288,534

Noninterest Income
Service charges on deposit accounts	210,224	230,296	416,618	442,135
Trust and investment management income	117,007	157,319	233,017	318,421
Other charges and fees	127,799	129,581	252,120	256,812
Card fees	80,505	78,566	156,165	152,327
Retail investment services	55,400	73,764	112,113	146,064
Investment banking income	77,038	60,987	136,572	116,407
Mortgage production related income	165,388	63,508	415,858	149,057
Mortgage servicing related income	139,658	32,548	223,010	61,646
Trading account profits/(losses) and commissions	(30,020)	(49,306)	77,273	(21,088)
Net gain on sale of businesses	-	29,648	-	119,038
Gain from ownership in Visa	112,102	-	112,102	86,305
Net gain on sale/leaseback of premises	-	-	-	37,039
Other noninterest income	41,473	56,312	79,587	117,148
Net securities gains/(losses)[2]	(24,899)	549,787	(21,522)	489,201

Total noninterest income	1,071,675	1,413,010	2,192,913	2,470,512

Noninterest Expense
Employee compensation	569,228	607,558	1,142,250	1,192,348
Employee benefits	134,481	104,399	297,511	234,692
Outside processing and software	145,359	107,205	283,720	216,370
Operating losses	32,570	44,654	55,191	74,917
Marketing and customer development	30,264	47,203	64,989	102,906
Net occupancy expense	87,220	85,483	174,637	171,924
Equipment expense	43,792	50,991	87,332	103,386
Mortgage reinsurance	24,581	24,961	94,620	31,972
Credit and collection services	66,269	33,733	114,187	61,565
Amortization/impairment of goodwill/intangible assets	13,955	64,735	780,971	85,450
Other real estate expense	49,036	24,908	93,408	37,129
Regulatory assessments	148,675	10,921	196,148	15,326
Net loss on debt extinguishment	38,864	-	13,560	11,723
Visa litigation	7,000	-	7,000	(39,124)
Other noninterest expense	136,678	168,591	274,471	326,991

Total noninterest expense	1,527,972	1,375,342	3,679,995	2,627,575

Income/(loss) before provision/(benefit) for income taxes	(328,821)	746,357	(1,291,606)	1,131,471
Provision/(benefit) for income taxes	(148,957)	202,804	(299,734)	294,452

Net income/(loss) including income attributable to noncontrolling interest	(179,864)	543,553	(991,872)	837,019
Net income attributable to noncontrolling interest	3,596	3,191	6,755	6,102

Net income/(loss)	($183,460)	$540,362	($998,627)	$830,917

Net income/(loss) available to common shareholders	($164,428)	$529,968	($1,039,809)	$811,523

Net income/(loss) per average common share
Diluted	($0.41)	$1.52	($2.77)	$2.33
Basic	(0.41)	1.52	(2.77)	2.33

Dividends declared per common share	0.10	0.77	0.20	1.54

Average common shares - diluted	399,242	349,783	375,429	348,927
Average common shares - basic	399,242	348,714	375,429	347,647
[1] Includes dividends on common stock of The Coca-Cola Company	$12,300	$16,560	$24,600	$33,120

[2] Includes net other-than-temporary impairment losses of $5.7 million for the three months ended June 30, 2009, consisting of $8.5 million of gross impairment losses, net of $2.8 million of impairment losses recognized in other comprehensive income, before taxes.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	June 30 2009	December 31 2008
Assets
Cash and due from banks	$2,434,859	$5,622,789
Interest-bearing deposits in other banks	24,310	23,999
Funds sold and securities purchased under agreements to resell	798,515	990,614

Cash and cash equivalents	3,257,684	6,637,402
Trading assets	7,739,197	10,396,269
Securities available for sale[1]	19,465,291	19,696,537
Loans held for sale (loans at fair value: $6,604,312 as of June 30, 2009; $2,424,432 as of December 31, 2008)	8,031,114	4,032,128
Loans (loans at fair value: $494,669 as of June 30, 2009; $270,342 as of December 31, 2008)	122,816,176	126,998,443
Allowance for loan and lease losses	(2,896,000)	(2,350,996)

Net loans	119,920,176	124,647,447
Premises and equipment	1,545,990	1,547,892
Goodwill	6,314,382	7,043,503
Other intangible assets (mortgage servicing rights at fair value: $641,939 as of June 30, 2009; $0 as of December 31, 2008)	1,517,483	1,035,427
Customers’ acceptance liability	5,276	5,294
Other real estate owned	588,922	500,481
Unsettled sales of securities available for sale	874,205	6,386,795
Other assets	7,475,251	7,208,786

Total assets	$176,734,971	$189,137,961

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$24,610,303	$21,522,021
Interest-bearing consumer and commercial deposits	89,136,044	83,753,686

Total consumer and commercial deposits	113,746,347	105,275,707
Brokered deposits (CDs at fair value: $1,093,017 as of June 30, 2009; $587,486 as of December 31, 2008)	4,519,752	7,667,167
Foreign deposits	535,372	385,510

Total deposits	118,801,471	113,328,384
Funds purchased	3,920,127	1,120,079
Securities sold under agreements to repurchase	2,393,434	3,193,311
Other short-term borrowings (debt at fair value: $0 as of June 30, 2009; $399,611 as of December 31, 2008)	1,761,711	5,166,360
Long-term debt (debt at fair value: $3,365,649 as of June 30, 2009; $7,155,684 as of December 31, 2008)	18,842,460	26,812,381
Acceptances outstanding	5,276	5,294
Trading liabilities	2,348,851	3,240,784
Unsettled purchases of securities available for sale	938,785	8,898,279
Other liabilities	4,769,698	4,872,284

Total liabilities	153,781,813	166,637,156

Preferred stock	4,918,863	5,221,703
Common stock, $1.00 par value	514,667	372,799
Additional paid in capital	8,540,036	6,904,644
Retained earnings	9,271,388	10,388,984
Treasury stock, at cost, and other	(1,115,782)	(1,368,450)
Accumulated other comprehensive income, net of tax	823,986	981,125

Total shareholders’ equity	22,953,158	22,500,805

Total liabilities and shareholders’ equity	$176,734,971	$189,137,961

Common shares outstanding	498,786,047	354,515,013
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	50,358	53,500
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	15,880,548	18,284,356

[1] Includes net unrealized gains on securities available for sale	$1,479,277	$1,413,330

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2008	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,661,719)	$1,607,149	$18,169,941
Net income	-	-	-	-	830,917	-	-	830,917
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(649,700)	(649,700)
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(43,277)	(43,277)
Change related to employee benefit plans	-	-	-	-	-	-	7,763	7,763

Total comprehensive income								145,703
Change in noncontrolling interest	-	-	-	-	-	(1,481)	-	(1,481)
Issuance of common stock for GB&T acquisition	-	2,221	2,221	152,292	-	-	-	154,513
Common stock dividends, $1.54 per share	-	-	-	-	(540,818)	-	-	(540,818)
Preferred stock dividends, $2,418 per share	-	-	-	-	(12,089)	-	-	(12,089)
Exercise of stock options and stock compensation expense	-	349	-	748	-	28,178	-	28,926
Performance and restricted stock activity	-	1,680	-	(38,972)	-	38,910	-	(62)
Amortization of performance and restricted stock compensation	-	-	-	-	-	29,544	-	29,544
Issuance of stock for employee benefit plans	-	881	-	(21,928)	-	70,304	-	48,376
Other activity	-	-	-	502	-	39	-	541

Balance, June 30, 2008	$500,000	353,542	$372,799	$6,799,935	$10,924,650	($1,496,225)	$921,935	$18,023,094

Balance, January 1, 2009	$5,221,703	354,515	$372,799	$6,904,644	$10,388,984	($1,368,450)	$981,125	$22,500,805
Net loss	-	-	-	-	(998,627)	-	-	(998,627)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	51,967	51,967
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(337,565)	(337,565)
Change related to employee benefit plans	-	-	-	-	-	-	136,174	136,174

Total comprehensive loss								(1,148,051)
Change in noncontrolling interest	-	-	-	-	-	1,839	-	1,839
Common stock dividends, $0.20 per share	-	-	-	-	(72,646)	-	-	(72,646)
Series A preferred stock dividends, $2,022 per share	-	-	-	-	(10,635)	-	-	(10,635)
U.S. Treasury preferred stock dividends, $2,504 per share	-	-	-	-	(121,438)	-	-	(121,438)
Accretion of discount associated with U.S. Treasury preferred stock	11,387	-	-	-	(11,387)	-	-	-
Issuance of common stock in connection with SCAP capital plan	-	141,868	141,868	1,687,299	-	-	-	1,829,167
Extinguishment of forward stock purchase contract	-	-	-	164,927	-	-	-	164,927
Repurchase of preferred stock	(314,227)	-	-	4,843	89,425	-	-	(219,959)
Exercise of stock options and stock compensation expense	-	-	-	8,631	-	-	-	8,631
Performance and restricted stock activity	-	1,676	-	(186,168)	-	157,693	-	(28,475)
Amortization of performance and restricted stock compensation	-	-	-	-	-	36,277	-	36,277
Issuance of stock for employee benefit plans	-	727	-	(44,140)	(3)	56,859	-	12,716
Adoption of FSP FAS 115-2[2]	-	-	-	-	7,715		(7,715)	-

Balance, June 30, 2009	$4,918,863	498,786	$514,667	$8,540,036	$9,271,388	($1,115,782)	$823,986	$22,953,158

1

Balance at June 30, 2009 includes ($1,141,909) for treasury stock, ($88,408) for compensation element of restricted stock, and $114,535 for noncontrolling interest. Balance at June 30, 2008 includes ($1,450,112) for treasury stock, ($162,055) for compensation element of restricted stock, and $115,942 for noncontrolling interest.

2

Effective April 1, 2009, the Company adopted FSP FAS 115-2, FAS 124-2 and EITF 99-20-2. Amounts shown are net-of-tax. See Note 1, “Summary of Significant Accounting Principles” and Note 3, “Securities Available For Sale” to the Consolidated Financial Statements for additional information on adoption of these accounting pronouncements.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30
(Dollars in thousands) (Unaudited)	2009	2008
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	($991,872)	$837,019
Adjustments to reconcile net income/(loss) to net cash (used in) provided by operating activities:
Net gain on sale of businesses	-	(119,038)
Visa litigation	7,000	(39,124)
Gain from ownership in Visa	(112,102)	(86,305)
Depreciation, amortization and accretion	476,416	424,403
Impairment of goodwill/intangibles	751,156	45,000
Recovery of mortgage servicing rights impairment	(188,207)	-
Origination of mortgage servicing rights	(379,725)	(298,278)
Provisions for loan losses and foreclosed property	2,030,966	1,037,958
Amortization of performance and restricted stock compensation	36,277	29,544
Stock option compensation	8,631	10,089
Excess tax benefits from stock-based compensation	(352)	(782)
Net loss on extinguishment of debt	13,560	11,723
Net securities losses/(gains)	21,522	(489,201)
Net gain on sale/leaseback of premises	-	(37,039)
Net gain on sale of assets	(29,351)	(21,349)
Originated and purchased loans held for sale net of principal collected	(29,106,368)	(18,795,579)
Sales and securitizations of loans held for sale	24,801,073	21,658,524
Contributions to retirement plans	(18,664)	(2,806)
Net increase in other assets	(8,950)	(863,203)
Net decrease in other liabilities	(969,058)	(682,467)

Net cash (used in) provided by operating activities	(3,658,048)	2,619,089

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	1,765,339	794,509
Proceeds from sales of securities available for sale	9,157,424	1,638,126
Purchases of securities available for sale	(13,127,424)	(1,715,803)
Proceeds from maturities, calls and paydowns of trading securities	60,710	1,557,137
Proceeds from sales of trading securities	2,042,528	1,575,369
Purchases of trading securities	(85,965)	(1,583,855)
Loan repayments/(originations), net	2,077,223	(2,922,672)
Proceeds from sales of loans held for investment	499,576	638,911
Proceeds from sale of mortgage servicing rights	-	39,063
Capital expenditures	(108,820)	(81,863)
Net cash and cash equivalents received for sale of businesses	-	214,115
Net cash and cash equivalents (paid for)/acquired in acquisitions	(1,695)	92,081
Proceeds from sale/redemption of Visa shares	112,102	86,305
Seix contingent consideration payout	(12,722)	-
Proceeds from the sale/leaseback of premises	-	245,276
Proceeds from the sale of other assets	257,414	128,902

Net cash provided by investing activities	2,635,690	705,601

Cash Flows from Financing Activities:
Net increase (decrease) in consumer and commercial deposits	8,025,595	(884,489)
Net (decrease) increase in foreign and brokered deposits	(2,997,010)	1,174,143
Assumption of Omni National Bank deposits, net	445,482	-
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(1,404,478)	(1,372,078)
Proceeds from the issuance of long-term debt	574,560	1,159,038
Repayment of long-term debt	(8,409,350)	(3,002,951)
Proceeds from the exercise of stock options	-	18,837
Excess tax benefits from stock-based compensation	352	782
Proceeds from the issuance of common stock	1,829,167	-
Repurchase of preferred stock	(219,959)	-
Common and preferred dividends paid	(201,719)	(552,907)

Net cash used in financing activities	(2,357,360)	(3,459,625)

Net decrease in cash and cash equivalents	(3,379,718)	(134,935)
Cash and cash equivalents at beginning of period	6,637,402	5,642,601

Cash and cash equivalents at end of period	$3,257,684	$5,507,666

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$297,319	$727,649
Loans transferred from loans to other real estate owned	383,314	279,383
U.S. Treasury preferred dividend accrued but unpaid	3,000	-
Accretion on U.S. Treasury preferred stock	11,387	-
Extinguishment of forward stock purchase contract	164,927	-
Gain on repurchase of Series A preferred stock	89,425	-

See Notes to Consolidated Financial Statements (unaudited).

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of operations in these financial statements, have been made. Effective May 1, 2008, SunTrust Banks, Inc. (“SunTrust” or the “Company”) acquired GB&T Bancshares, Inc. (“GB&T”). The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in those of the Company beginning May 1, 2008.

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting”. This standard establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification will be effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company will adopt this standard during the third quarter of 2009, which will have no impact on the Company’s financial position, results of operations, and earnings per share.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in SFAS No. 140 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in FIN 46(R). Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements. Based on current interpretations of these new standards and the Company’s current involvement with VIEs, the Company will likely consolidate certain VIEs and QSPEs that are not currently recorded on the Consolidated Balance Sheet of the Company, although the Company is still analyzing the potential impacts of these standards.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company evaluated subsequent events through the date its financial statements are filed. The adoption of this standard did not have an impact on the Company’s financial position, results of operations, and earnings per share.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the FSP requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the FSP requires that the credit loss portion of impairment be recognized in earnings and the impairment related to all other factors be recognized in other comprehensive income. In addition, the FSP requires additional disclosures regarding impairments on debt and equity securities. The Company

Notes to Consolidated Financial Statements (Unaudited)-Continued

adopted this FSP effective April 1, 2009 and in connection therewith, recorded a $7.7 million, net of tax, reclassification to decrease other comprehensive income for impairment charges previously recorded through earnings with an offset to retained earnings as a cumulative effect adjustment. The enhanced disclosures related to FSP FAS 115-2 are included in Note 3, “Securities Available for Sale,” to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The FSP requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this FSP during the second quarter of 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations, as the Company’s existing value methodologies were largely consistent with those of this FSP. The enhanced disclosures related to FSP FAS 157-4 are included in Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this FSP during the second quarter of 2009. The required disclosures have been included in Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this standard, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations, and earnings per share.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 generally requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to the Company and the noncontrolling interest of a consolidated subsidiary. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company adopted this standard effective January 1, 2009, and is required to apply the standard retrospectively to all prior periods presented. Reclassifications of $112.7 million were made in the Consolidated Balance Sheet as of December 31, 2008 and $3.2 million and $6.1 million in the Consolidated Statements of Income/(Loss) for the three and six month periods ended June 30, 2008, respectively, to conform to the current period presentation.

Note 2 – Acquisitions / Dispositions

(in millions)	Date	Cash or other consideration (paid)/received	Goodwill	Other Intangibles	Gain/ (Loss)	Comments
For the Six Months Ended June 30, 2009
Acquisition of Epic Advisors, Inc.	4/1/09	($2.0)	$5.0	$0.6	$-	Goodwill and intangibles recorded are tax-deductible.
For the Six Months Ended June 30, 2008
Sale of First Mercantile Trust Company	5/30/08	59.1	(11.7)	(3.0)	29.6
Acquisition of GB&T Bancshares, Inc [1]	5/1/08	(154.6)	143.5	29.5	-	Goodwill and intangibles recorded are non tax-deductible.
Sale of 24.9% interest in Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”)	1/2/08	155.0	-	(6.0)	89.4	SunTrust will continue to earn a revenue share based upon client referrals to the funds.

1  On May 1, 2008, SunTrust acquired GB&T, a North Georgia-based financial institution serving commercial and retail customers, for $154.6 million, including cash paid for fractional shares, via the merger of GB&T with and into SunTrust. In connection therewith, GB&T shareholders received 0.1562 shares of the Company’s common stock for each share of GB&T’s common stock, resulting in the issuance of approximately 2.2 million shares of SunTrust common stock. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans, and assumed approximately $1.4 billion of deposit liabilities. SunTrust elected to account for $171.6 million of the acquired loans at fair value in accordance with SFAS No. 159. The remaining loans are accounted for at amortized cost and had a carryover reserve for loan and lease losses of $158.7 million. The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in SunTrust’s results beginning May 1, 2008.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Note 3 – Securities Available for Sale

Securities available for sale at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agencies	$570,158	$11,782	$2,030	$579,910
U.S. states and political subdivisions	989,470	22,908	8,186	1,004,192
Residential mortgage-backed securities - agency	14,220,431	178,678	12,693	14,386,416
Residential mortgage-backed securities - private	576,024	764	136,869	439,919
Other debt securities	634,791	2,074	17,708	619,157
Common stock of The Coca-Cola Company	69	1,439,631	-	1,439,700
Other equity securities[1]	995,071	926	-	995,997

Total securities available for sale	$17,986,014	$1,656,763	$177,486	$19,465,291

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agencies	$464,566	$21,889	$302	$486,153
U.S. states and political subdivisions	1,018,906	24,621	6,098	1,037,429
Residential mortgage-backed securities - agency	14,424,531	135,803	10,230	14,550,104
Residential mortgage-backed securities - private	629,174	8,304	115,327	522,151
Other debt securities	302,800	4,444	13,059	294,185
Common stock of The Coca-Cola Company	69	1,358,031	-	1,358,100
Other equity securities[1]	1,443,161	5,254	-	1,448,415

Total securities available for sale	$18,283,207	$1,558,346	$145,016	$19,696,537

[1] Includes $343.3 million and $493.2 million of Federal Home Loan Bank (“FHLB”) of Cincinnati and FHLB of Atlanta stock stated at par value, $360.4 million and $360.9 million of Federal Reserve Bank stock stated at par value and $291.0 million and $588.5 million of mutual fund investments stated at fair value as of June 30, 2009 and December 31, 2008, respectively.

The amortized cost and fair value of investments in debt securities at June 30, 2009 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
Residential mortgage-backed securities - agency	$81,425	$11,707,645	$1,434,328	$997,033	$14,220,431
Other debt securities	248,364	1,557,731	742,311	222,037	2,770,443

Total debt securities	$329,789	$13,265,376	$2,176,639	$1,219,070	$16,990,874

Fair Value
Residential mortgage-backed securities - agency	$83,041	$11,816,504	$1,488,660	$998,211	$14,386,416
Other debt securities	250,417	1,483,267	701,217	208,278	2,643,179

Total debt securities	$333,458	$13,299,771	$2,189,877	$1,206,489	$17,029,595

Gross realized gains and losses on sales, and OTTI, on securities available for sale during the periods were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2009	2008	2009	2008
Gross realized gains	$11,974	$557,885	$16,163	$561,374
Gross realized losses	(31,133)	(684)	(31,224)	(684)
OTTI	(5,740)	(7,414)	(6,461)	(71,489)

Net securities gains/(losses)	($24,899)	$549,787	($21,522)	$489,201

Notes to Consolidated Financial Statements (Unaudited)-Continued

Securities with unrealized losses at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$253,604	$2,030	$-	$-	$253,604	$2,030
U.S. states and political subdivisions	181,775	5,623	52,710	2,563	234,485	8,186
Residential mortgage-backed securities - agency	4,369,215	12,689	176	4	4,369,391	12,693
Residential mortgage-backed securities - private	39,447	5,267	400,213	131,602	439,660	136,869
Other debt securities	109,424	2,029	138,772	15,679	248,196	17,708

Total securities with unrealized losses	$4,953,465	$27,638	$591,871	$149,848	$5,545,336	$177,486

	December 31, 2008
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$43,584	$302	$23	$-	$43,607	$302
U.S. states and political subdivisions	169,693	4,980	14,879	1,118	184,572	6,098
Residential mortgage-backed securities - agency	3,354,319	10,223	472	7	3,354,791	10,230
Residential mortgage-backed securities - private	450,653	98,696	40,269	16,631	490,922	115,327
Other debt securities	143,666	6,901	28,944	6,158	172,610	13,059

Total securities with unrealized losses	$4,161,915	$121,102	$84,587	$23,914	$4,246,502	$145,016

On June 30, 2009, the Company held certain investment securities having unrealized loss positions. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before their anticipated recovery. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2008 and 2009 have increased market yields on securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio that continued during the first six months of 2009. The unrealized loss of $136.9 million in private residential mortgage-backed securities (“MBS”) as of June 30, 2009 primarily includes retained interests from securitizations that were highly rated upon issuance and remain above investment grade. The unrealized loss is evaluated quarterly for OTTI using cash flow models. Based on an analysis of the underlying cash flows of these securities, the unrealized loss is a result of the current illiquidity and risk premiums reflected in the market. The unrealized loss of $12.7 million in agency residential MBS is related to securities that are predominantly guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Government National Mortgage Association. The unrealized loss of $17.7 million in other debt securities is primarily related to senior and subordinated corporate bond positions. As of June 30, 2009, approximately 93% of the total securities available for sale portfolio are rated “AAA,” the highest possible rating by nationally recognized rating agencies.

For the three months ended June 30, 2009, the Company recorded OTTI losses on available for sale securities as follows:

	Three Months Ended June 30, 2009
	Residential Mortgage-Backed Securities - Private	Other Securities
Total realized and unrealized OTTI losses	$8,355	$212
Portion of unrealized losses recognized in other comprehensive income (before taxes)	2,827	-

Net impairment losses recognized in earnings	$5,528	$212

While all securities are reviewed for OTTI, the securities primarily impacted by credit impairment are private residential MBS. For these securities, impairment is determined through the use of cash flow models that estimate cash flows on the underlying mortgages, using security specific collateral and the transaction structure. The cash flow models incorporate the remaining cash flows which are adjusted for future expected credit losses. Future expected credit losses are determined by using various assumptions such as current default rates, prepayment rates, and loss severities. The Company develops these assumptions through the use of market data published by third-party sources in addition to historical analysis which includes actual delinquency and default information through the current period. The expected cash flows are then discounted at the interest rate used to recognize interest income on the security to arrive at a present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of credit losses recognized in earnings for private residential MBS:

Notes to Consolidated Financial Statements (Unaudited)-Continued

June 30 2009
Current default rate	0-17%
Prepayment rate	9-14%
Loss severity	35-52%

The following is a rollforward of credit losses recognized in earnings for the three months ended June 30, 2009 related to securities for which some portion of the impairment was recorded in other comprehensive income.

(Dollars in thousands)	Three Months Ended June 30, 2009
Balance, as of April 1, 2009	$7,646
Additions:
OTTI credit losses on securities not previously impaired	4,805

Balance, as of June 30, 2009	$12,451

The Company adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009 and in conjunction therewith analyzed the securities for which it had previously recognized OTTI and recognized a cumulative effect adjustment representing the non-credit component of OTTI of $7.7 million, net of tax. The Company had previously recorded the non-credit component as impairment in earnings and therefore this amount was reclassified from retained earnings to other comprehensive income. The beginning balance of $7.6 million, pre-tax, represents the credit loss component which remained in retained earnings related to the securities for which a cumulative effect adjustment was recorded. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected, discounted using the securities’ initial effective interest rate, and the amortized cost basis of these securities. The total OTTI impairment related to factors other than credit and therefore, recognized in accumulated other comprehensive income (“AOCI”), totaled $9.5 million as of June 30, 2009.

Note 4 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended June 30		% Change	Six Months Ended June 30		% Change
(Dollars in thousands)	2009	2008		2009	2008
Balance at beginning of period	$2,735,000	$1,545,340	77.0%	$2,350,996	$1,282,504	83.3%
Allowance from GB&T acquisition	-	158,705	(100.0)	-	158,705	(100.0)
Provision for loan losses	962,181	448,027	114.8	1,956,279	1,008,049	94.1
Loan charge-offs	(835,558)	(355,565)	135.0	(1,482,474)	(678,261)	118.6
Loan recoveries	34,377	32,893	4.5	71,199	58,403	21.9

Balance at end of period	$2,896,000	$1,829,400	58.3%	$2,896,000	$1,829,400	58.3%

Note 5 – Premises and Equipment

During the six months ended June 30, 2008, the Company completed sale/leaseback transactions, consisting of 149 branch properties and various individual office buildings. In total, the Company sold and concurrently leased back $156.7 million in land and buildings with associated accumulated depreciation of $81.1 million. Net proceeds were $245.3 million, resulting in a gain, net of transaction costs of $169.7 million. During the first quarter of 2008, the Company recognized $37.0 million of the gain in earnings. The remaining $132.7 million in gains were deferred and will be recognized ratably over the expected term of the respective leases, which is 10 years.

Note 6 – Goodwill and Other Intangible Assets

Due to the continued recessionary environment and sustained deterioration in the economy during the first quarter of 2009, the Company performed a complete goodwill impairment analysis for all of its reporting units. The estimated fair value of the Retail, Commercial, and Wealth and Investment Management reporting units exceeded their respective carrying values as of March 31, 2009; however, the fair value of the Household Lending, Corporate and Investment Banking, Commercial Real Estate (included in Retail and Commercial segment), and Affordable Housing (included in Retail and Commercial segment) reporting units were less than their respective carrying values. The implied fair value of goodwill of the Corporate and Investment Banking reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded for this reporting unit as of March 31, 2009. However, the

Notes to Consolidated Financial Statements (Unaudited)-Continued

implied fair value of goodwill applicable to the Household Lending, Commercial Real Estate, and Affordable Housing reporting units was less than the carrying value of the goodwill. As of March 31, 2009, an impairment loss of $751.2 million was recorded, which was the entire amount of goodwill carried by each of those reporting units. Based on the tax nature of the acquisitions that initially generated the goodwill, $677.4 million of the goodwill impairment charge was non-deductible for tax purposes. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and macro economic conditions that put downward pressure on the fair value of these businesses. The primary factors contributing to the impairment recognition was further deterioration in the actual and projected financial performance of these reporting units, as evidenced by the increase in net charge-offs and nonperforming loans. These declines reflect the current economic downturn, which resulted in depressed earnings in these businesses and the significant decline in the Company’s market capitalization during the first quarter.

During the second quarter of 2009, the Company determined that, for its Corporate and Investment Banking reporting unit, it continued to be more likely than not that the fair value of the reporting unit would be below the carrying value of its equity. As a result, the Company performed a complete evaluation of the Corporate and Investment Banking goodwill, which involved estimating the implied fair value of goodwill as of June 30, 2009. The estimates of the fair value of the reporting unit and the implied fair value of goodwill were determined in accordance with the Company’s policy as discussed in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements of Form 10-K. The implied fair value of goodwill of the Corporate and Investment Banking reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded as of June 30, 2009. For the remaining reporting units that have goodwill (Retail and Commercial and Wealth and Investment Management), there were no significant changes during the second quarter to indicate that the fair value of those reporting units would have decreased below their respective carrying values.

Changes in the carrying amount of goodwill by reportable segment for the six months ended June 30 are as follows:

(Dollars in thousands)	Retail and Commercial	Wholesale	Corporate and Investment Banking	Household Lending	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2009	$5,911,990	$522,548	$-	$-	$278,254	$330,711	$-	$7,043,503
Intersegment transfers [1]	125,580	(522,548)	223,307	451,915	(278,254)	-	-	-
Goodwill impairment	(299,241)	-	-	(451,915)	-	-	-	(751,156)
Seix contingent consideration	-	-	-	-	-	12,722	-	12,722
Purchase of Epic Advisors, Inc.	-	-	-	-	-	5,012	-	5,012
Other	474	-	-	-	-	3,827	-	4,301

Balance, June 30, 2009	$5,738,803	$-	$223,307	$-	$-	$352,272	$-	$6,314,382

[1]	Goodwill was reallocated among the reportable segments as a result of the corporate restructuring described in Note 17, “Business Segment Reporting,” to the Consolidated Financial Statements.

Changes in the carrying amounts of other intangible assets for the six months ended June 30 are as follows:

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights- Amortized Cost	Mortgage Servicing Rights- Fair Value	Other	Total
Balance, January 1, 2008	$172,655	$1,049,425	$-	$140,915	$1,362,995
Amortization	(29,180)	(113,077)	-	(11,269)	(153,526)
Mortgage servicing rights (“MSRs”) originated	-	298,278	-	-	298,278
MSRs impairment reserve	-	(1,881)	-	-	(1,881)
MSRs impairment recovery	-	1,881	-	-	1,881
Sale of interest in Lighthouse Partners	-	-	-	(5,992)	(5,992)
Sale of MSRs	-	(41,176)	-	-	(41,176)
Customer intangible impairment charge	-	-	-	(45,000)	(45,000)
Acquisition of GB&T	29,510	-	-	-	29,510
Sale of First Mercantile Trust	-	-	-	(3,033)	(3,033)

Balance, June 30, 2008	$172,985	$1,193,450	$-	$75,621	$1,442,056

Balance, January 1, 2009	$145,311	$810,474	$-	$79,642	$1,035,427
Designated at fair value (transfers from amortized cost)	-	(187,804)	187,804	-	-
Amortization	(22,166)	(130,494)	-	(7,777)	(160,437)
MSRs originated	-	-	379,725	-	379,725
MSRs impairment recovery	-	188,207	-	-	188,207
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	115,251	-	115,251
Other changes in fair value [2]	-	-	(40,841)	-	(40,841)
Other	-	-	-	151	151

Balance, June 30, 2009	$123,145	$680,383	$641,939	$72,016	$1,517,483

1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.

2 Represents changes due to the collection of expected cash flows, net of accretion, due to passage of time.

The Company elected to create a second class of MSRs effective January 1, 2009. This new class of MSRs is reported at fair value and is being actively hedged as discussed in Note 12, “Derivative Financial Instruments,” to the Consolidated Financial Statements. MSRs associated with loans originated or sold prior to 2008 continue to be accounted for using the amortized cost method and managed through the Company’s overall asset/liability management process. The transfer of MSRs from the amortized cost method to fair value did not have a material effect on the Consolidated Financial Statements since the MSRs were effectively reported at fair value as of December 31, 2008 as a result of impairment losses recognized at the end of 2008.

Note 7 – Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities

Certain Transfers of Financial Assets

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans and collateralized debt obligation (“CDO”) securities in a sale or securitization in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers has been limited to owning certain beneficial interests, such as securitized debt instruments, and certain servicing or collateral manager responsibilities. Except as specifically noted herein, the Company is not required to provide additional financial support to any of these entities, nor has the Company provided any support it was not obligated to provide. Generally, the Company’s forms of continuing involvement under SFAS No. 140 also constituted variable interests (“VIs”) under FIN 46(R). Interests that continue to be held by the Company in transferred financial assets, excluding servicing and collateral management rights, are generally recorded as securities available for sale or trading assets at their allocated carrying amounts based on their relative fair values at the time of transfer and are subsequently remeasured at fair value. For such interests, when quoted market prices are not available, fair value is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved, based on how management believes market participants would determine such assumptions. See Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for further discussion of the Company’s fair value methodologies. Servicing rights may give rise to servicing assets, which are either initially recognized at fair value, subsequently amortized, and tested for impairment or elected to be carried at fair value. Gains or losses upon sale, in addition to servicing fees and collateral management fees, are recorded in noninterest income. Changes in the fair value of interests that continue to be held by the Company that are accounted for as trading assets or securities available for sale are recorded in trading account profits/(losses) and commissions or as a component of AOCI, respectively. In the event any decreases in the fair value of such interests that are recorded as securities available for sale are deemed to be other-than-temporary due to underlying credit impairment, the estimated credit component of such loss is recorded in securities gains/(losses). See Note 1, “Significant Accounting Policies” for a discussion of the impacts of SFAS No. 167 on certain of the Company’s involvements with VIEs discussed herein.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in securitization transactions involving QSPEs sponsored by Ginnie Mae, Fannie Mae and Freddie Mac. These loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. Beginning January 1, 2009, the Company began to carry certain mortgage servicing rights at fair value along with servicing rights that were originated in 2008 which were transferred to fair value. See “Mortgage Servicing Rights” herein and Note 6, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for further discussion regarding the accounting for servicing rights. In a limited number of securitizations, the Company has transferred loans to QSPEs sponsored by the Company. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The retained securities are carried at fair value as either trading assets or securities available for sale. The Company has accounted for all transfers of residential mortgage loans to QSPEs as sales and, because the transferees are QSPEs, the Company does not consolidate any of these entities. No events have occurred during the quarter ended June 30, 2009 that changed the status of the QSPEs or the nature of the transactions, which would call into question either the Company’s sale accounting or the QSPE status of the transferees.

As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred to Ginnie Mae, Fannie Mae, and Freddie Mac, which are discussed in Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements. Additionally, repurchases of loans from QSPEs sponsored by the Company totaled approximately $17 million in 2008, including approximately $13 million of second lien loans that were substituted with new loans. No additional repurchases occurred during the quarter ended June 30, 2009; however, the Company accrued $13 million for contingent losses related to certain of its representations and warranties made in connection with prior transfers of second lien loans. The Company continues to evaluate all facts and circumstances around these loans.

Commercial Mortgage Loans

Certain transfers of commercial mortgage loans were executed with third party special purpose entities, which the Company deemed to be QSPEs and did not consolidate. During 2008, the Company sold all of its retained servicing rights, which were not financial assets subject to SFAS No. 140, in exchange for cash proceeds of approximately $6.6 million. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans, but the Company has not incurred any losses with respect to such representations and warranties.

Commercial and Corporate Loans

In 2007, the Company completed a structured sale of corporate loans to multi-seller commercial paper conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a VI in the third party conduits as it relates to the unparticipated portion of the loans. In the first quarter of 2009, the Company wrote this residual interest and related accrued interest to zero, resulting in a loss of approximately $16.6 million, inclusive of accrued interest. This write off was the result of the deterioration in the performance of the loan pool to such an extent that the Company will no longer receive cash flows on the interest until the senior participation interest has been repaid in full. The fair value of the residual at June 30, 2009 and December 31, 2008 was $0.0 million and $16.2 million, respectively. The Company provides commitments in the form of liquidity facilities to these conduits; the sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $444.8 million and $500.7 million at June 30, 2009 and December 31, 2008, respectively. No events have occurred during the quarter ended June 30, 2009 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

The Company has also transferred commercial leveraged loans and bonds to securitization vehicles that are considered VIEs. In addition to retaining certain securities issued by the VIEs, the Company also acts as manager or servicer for these VIEs as well as other VIEs that are funds of commercial leveraged loans and high yield bonds. At June 30, 2009 and December 31, 2008, the Company’s direct exposure to loss related to these VIEs was approximately $13.2 million and $16.7 million, respectively, which represent the Company’s interests in preference shares of these entities. In the first quarter of 2009, the Company recognized losses of $6.8 million which represented the complete write off of the preference shares in all of the commercial loan and bond securitization vehicles due to the continued deterioration in the performance of the collateral in those vehicles. The Company does not expect to receive any significant cash distributions on those preference shares in the foreseeable future. At June 30, 2009 and December 31, 2008, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.7 billion. No reconsideration events, as defined in FIN 46(R), occurred during the quarter ended June 30, 2009 that would change the Company’s conclusion that it is not the primary beneficiary of these entities.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Student Loans

In 2006, the Company completed one securitization of student loans through a transfer of loans to a QSPE and retained the corresponding residual interest in the QSPE trust. The fair value of the residual interest at June 30, 2009 and December 31, 2008 was $14.1 million and $13.4 million, respectively. No events have occurred during the quarter ended June 30, 2009 that changed the status of the QSPEs or the nature of the transactions, which would call into question either the Company’s sale accounting or the QSPE status of the transferees.

CDO Securities

The Company has transferred bank trust preferred and subordinated debt securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. During 2008, the Company recognized impairment losses, net of distributions received, of $15.9 million related to the ownership of its equity interests in these VIEs and, at December 31, 2008, these equity interests had all been written down to a fair value of zero due to increased losses in the underlying collateral. During the three and six month periods ended June 30, 2009, the Company received $1.2 million and $1.6 million in interest payments from these entities from senior interests acquired during 2007 and 2008, in conjunction with its acquisition of assets from Three Pillars Funding, LLC (“Three Pillars”) and the auction rate securities (“ARS”) transactions discussed in Note 16, “Contingencies,” to the Consolidated Financial Statements. No events have occurred during the quarter ended June 30, 2009 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs. The total assets of the trust preferred CDO entities in which the Company has continuing involvement was $1.9 billion at June 30, 2009 and $2.0 billion at December 31, 2008. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at June 30, 2009 and December 31, 2008 is limited to (i) the current positions held in trading securities with a fair value of $43.0 million and $45.0 million, respectively, and (ii) the remaining securities expected to be purchased in conjunction with the ARS issue, which have a total fair value of $2.0 million and $9.7 million, respectively.

In 2006, the Company received $472.6 million in proceeds from the transfer of debt securities into a securitization of CDO securities of asset-backed securities (“ABS”) and residential MBS. The securitization entity was liquidated in 2008.

The following tables present certain information related to the Company’s asset transfers in which it has continuing involvement for the three and six months ended June 30, 2009 and June 30, 2008. The Company did not execute any asset transfers in the periods presented.

	Three and Six Months Ended June 30, 2009
(Dollars in thousands)	Residential Mortgage Loans		Commercial Mortgage Loans		Commercial and Corporate Loans		Student Loans		CDO Securities		Consolidated
	Second Quarter	Year to Date	Second Quarter	Year to Date	Second Quarter	Year to Date	Second Quarter	Year to Date	Second Quarter	Year to Date	Second Quarter	Year to Date

Cash flows on interests held	$26,262	$52,389	$-	$-	$308	$702	$3,377	$3,715	$1,204	$1,644	$31,151	$58,450
Servicing or management fees	1,266	2,602	-	-	1,865	4,848	153	357	-	-	3,284	7,807

	Three and Six Months Ended June 30, 2008
(Dollars in thousands)	Residential Mortgage Loans		Commercial Mortgage Loans		Commercial and Corporate Loans		Student Loans		CDO Securities		Consolidated
	Second Quarter	Year to Date	Second Quarter	Year to Date	Second Quarter	Year to Date	Second Quarter	Year to Date	Second Quarter	Year to Date	Second Quarter	Year to Date

Cash flows on interests held	$23,395	$50,405	$-	$-	$11,800	$15,901	$4,032	$4,488	$837	$1,486	$40,064	$72,280
Servicing or management fees	1,506	3,084	54	120	4,006	7,393	209	423	-	-	5,775	11,020

As transferor, the Company typically provides standard representations and warranties in relation to assets transferred. However, other than the loan substitution discussed previously herein, purchases of assets previously transferred in securitization transactions were insignificant across all categories for all periods presented other than those related to Ginnie Mae, Fannie Mae, and Freddie Mac as discussed in Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

The Company’s retained interests include senior and subordinated securities in residential mortgage securitization transactions and subordinated interests in securitizations of commercial and corporate loans, student loans and CDO securities. At June 30, 2009, the total fair value of such interests was approximately $301.5 million, as compared to $367.0 million at December 31, 2008. The

Notes to Consolidated Financial Statements (Unaudited)-Continued

weighted average remaining lives of the Company’s retained interests ranged from approximately 3 years to 18 years for interests in residential mortgage loans, commercial and corporate loans, and student loans as of June 30, 2009 and December 31, 2008, with the weighted average remaining life of interests in CDO securities approximating 24 years. To estimate the fair values of these securities, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. The Company has considered the impacts on the fair values of two unfavorable variations from the estimated amounts, related to the fair values of the Company’s retained and residual interests, excluding MSRs, which are separately addressed herein. Declines in fair values for the total retained interests due to 10% and 20% adverse changes in the key assumptions and inputs totaled approximately $20.8 million and $37.5 million, respectively, as of June 30, 2009, as compared to approximately $22.2 million and $45.7 million, respectively, as of December 31, 2008. For certain subordinated retained interests in residential mortgage securitizations, the Company uses dealer indicated prices, as the Company believes these price indications more accurately reflect the severe disruption in the market for these securities as opposed to modeling efforts the Company could otherwise undertake. As such, the Company has not evaluated any adverse changes in key assumptions of these values. As of June 30, 2009 and December 31, 2008, the fair values of these subordinated interests were $3.5 million and $4.4 million respectively, based on weighted average prices of 11.0% and 12.3% of par, respectively. Expected static pool losses were approximately 0.4% to 7% for interests related to securitizations of residential mortgage loans as of June 30, 2009 as compared to 5% or less for residential mortgage loans and commercial and corporate loans, as of December 31, 2008, with the reduction due to the write-off of the Company’s retained interests in securitizations of commercial and corporate loans. For interests related to securitizations of CDO securities, expected static pool losses ranged from approximately 27% to 39% and 23% to 31% as of June 30, 2009 and December 31, 2008, respectively.

Portfolio balances and delinquency balances based on 90 days or more past due (including accruing and nonaccrual loans) as of June 30, 2009 and December 31, 2008, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for the three and six month periods ended June 30, 2009 and June 30, 2008 are as follows:

(Dollars in millions)	Principal Balance		Past Due		Net Charge-offs
	June 30,	December 31,	June 30,	December 31,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Type of loan:
Commercial	$37,960.9	$41,039.9	$767.3	$340.9	$149.6	$34.5	$281.3	$62.7
Residential mortgage and home equity	48,287.2	48,520.2	3,687.8	2,727.6	512.5	213.6	851.4	417.8
Commercial real estate and construction	24,034.9	24,821.1	1,970.3	1,492.6	85.3	35.7	168.4	58.9
Consumer	11,527.7	11,646.9	489.2	411.1	31.8	32.8	71.5	70.1
Credit card	1,005.5	970.3	-	-	22.0	6.0	38.7	10.4

Total loan portfolio	122,816.2	126,998.4	6,914.6	4,972.2	801.2	322.6	1,411.3	619.9
Managed securitized loans
Commercial	3,673.8	3,766.8	89.1	30.2	12.9	-	19.9	-
Residential mortgage	1,647.0	1,836.2	105.4	132.2	14.8	5.6	23.9	9.8
Other	527.2	565.2	26.3	61.6	0.1	0.1	0.2	0.1

Total managed loans	$128,664.2	$133,166.6	$7,135.4	$5,196.2	$829.0	$328.3	$1,455.3	$629.8

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities and repurchase contingencies under standard representations and warranties made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $116.1 billion and $106.6 billion at June 30, 2009 and December 31, 2008, respectively. Related servicing fees received by the Company during the three and six month periods ended June 30, 2009 and June 30, 2008 were $78.5 million and $75.1 million and $154.7 million and $145.4 million, respectively.

Mortgage Servicing Rights

In addition to other interests that continue to be held by the Company in the form of securities, the Company also retains MSRs from certain of its sales or securitizations of residential mortgage loans. MSRs on residential mortgage loans are the only servicing assets capitalized by the Company. The Company maintains two classes of MSRs: MSRs related to loans originated and sold after January 1, 2008, which are reported at fair value and MSRs related to loans sold before January 1, 2008, which are reported at amortized cost, net of any allowance for impairment losses. Any impacts of this activity are reflected in the Company’s Consolidated Statements of Income/(Loss) in mortgage servicing-related income. See Note 6, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements for the rollforward of MSRs.

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and six month periods ended June 30, 2009 and June 30, 2008 was

Notes to Consolidated Financial Statements (Unaudited)-Continued

$81.8 million and $87.0 million and $163.6 million and $172.1 million, respectively. These amounts are reported in mortgage servicing-related income in the Consolidated Statements of Income/(Loss).

As of June 30, 2009 and December 31, 2008, the total unpaid principal balance of mortgage loans serviced was $173.1 billion and $162.0 billion, respectively. Included in these amounts were $137.2 billion and $130.5 billion as of June 30, 2009 and December 31, 2008, respectively, of loans serviced for third parties. As of June 30, 2009 and December 31, 2008, the Company had established valuation allowances of $17.7 million and $370.0 million, respectively. No permanent impairment losses were recorded against the allowance during the year ended December 31, 2008 or the six months ended June 30, 2009.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs and the sensitivity of the June 30, 2009 and December 31, 2008 fair values to immediate 10% and 20% adverse changes in those assumptions follows.

(Dollars in millions)	2009 Fair Value	2009 Lower of Cost or Market	2008 Lower of Cost or Market
Fair value of retained MSRs	$641.9	$766.6	$815.6

Prepayment rate assumption (annual)	13.8%	21.1%	32.8%
Decline in fair value of 10% adverse change	$28.8	$46.6	$61.2
Decline in fair value of 20% adverse change	55.2	88.7	113.8
Discount rate (annual)	10.0%	10.2%	9.3%
Decline in fair value of 10% adverse change	$27.6	$26.9	$17.9
Decline in fair value of 20% adverse change	53.0	52.0	35.0
Weighted-average life (in years)	6.49	4.11	2.50
Weighted-average coupon	5.47	6.16	6.15

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

Variable Interest Entities (“VIEs”)

In addition to the Company’s involvement with certain VIEs, which is discussed herein under “Certain Transfers of Financial Assets”, the Company also has involvement with VIEs from other business activities.

Three Pillars Funding, LLC

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller commercial paper conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients. Three Pillars has historically financed this activity by issuing A-1/P-1 rated commercial paper (“CP”); however, in the three months ended June 30, 2009, Three Pillars CP was downgraded to A-2/P-1 due to the downgrade to A-/A2 of SunTrust Bank (the “Bank”), which provides liquidity and credit enhancement to Three Pillars. This downgrade was not a reflection of the asset quality of Three Pillars. Three Pillars had no other form of senior funding outstanding, other than CP, as of June 30, 2009 or December 31, 2008. (See below where the impacts of the downgrade are further discussed.)

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total fee revenue for the Company, net

Notes to Consolidated Financial Statements (Unaudited)-Continued

of direct salary and administrative costs incurred by the Company, of approximately $15.6 million and $14.3 million, and $33.2 million and $20.6 million, for the three and six month periods ended June 30, 2009 and 2008, respectively.

Three Pillars has issued a subordinated note to a third party, which matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. Only the remaining balance of the first loss note, after any incurred losses, will be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, the Company would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were $20.0 million at June 30, 2009 and December 31, 2008, and no losses had been incurred through June 30, 2009.

The Company has determined that Three Pillars is a VIE, as Three Pillars has not issued sufficient equity at risk, as defined by FIN 46(R). The Company and the holder of the subordinated note are the two significant VI holders in Three Pillars. The Company and this note holder are not related parties or de facto agents of one another. The Company uses a mathematical model that calculates the expected losses and expected residual returns of Three Pillars’ assets and operations, based on a Monte Carlo simulation, and allocates each to the Company and the holder of the subordinated note. The results of this model, which the Company evaluates monthly, have shown that the holder of the subordinated note absorbs the majority of the variability of Three Pillars’ expected losses. The Company believes the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels and the forecasted growth in Three Pillars’ assets; as such, the Company has concluded it is not Three Pillars’ primary beneficiary and is not required to consolidate Three Pillars. Should future losses reduce the subordinated note funding account below its required level or if the note is reduced to a size deemed insufficient to support the forecasted or actual growth of the assets in Three Pillars, the Company would likely be required to consolidate Three Pillars, if an amendment of the current subordinate note or a new subordinate note could not be obtained. The Company currently believes that any events related to the credit quality of Three Pillars’ assets that may result in consolidation are unlikely to occur.

As of June 30, 2009 and December 31, 2008, Three Pillars had assets not included on the Company’s Consolidated Balance Sheets of approximately $2.7 billion and $3.5 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $4.9 billion and $2.7 billion, respectively, as of June 30, 2009, almost all of which renew annually, as compared to $5.9 billion and $3.5 billion, respectively, as of December 31, 2008. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries which collateralize 49% and 14%, respectively, of the outstanding commitments, as of June 30, 2009, as compared to 47% and 20%, respectively, as of December 31, 2008. Assets supporting those commitments have a weighted average life of 1.32 years and 1.52 years at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, Three Pillars’ outstanding CP used to fund the assets totaled $2.7 billion, with remaining weighted average lives of 12.1 days and maturities through August 2009.

Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars assets for which the Company expects to suffer material losses. During the six months ended June 30, 2009 and 2008, there were no write-downs of Three Pillars’ assets.

During the month of September 2008, the illiquid markets put a significant strain on the CP market and, as a result of this temporary disruption, the Company purchased approximately $275.4 million par amount of Three Pillars’ overnight CP, none of which was outstanding at December 31, 2008. Separate from the temporary disruption in the CP markets in September, the Company held outstanding Three Pillars’ CP at December 31, 2008 with a par amount of $400 million, all of which matured on January 9, 2009. None of the Company’s purchases of CP during 2008 altered the Company’s conclusion that it is not the primary beneficiary of Three Pillars.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The downgrade of Three Pillars’ credit rating to A-2 by S&P during the three months ended June 30, 2009 negatively impacted its ability to issue CP to third party investors. As a result, the Company held approximately $2.4 billion of overnight CP at estimated market rates at June 30, 2009, which it purchased on a discretionary and non-contractual basis, as the Company monitored the impacts of the downgrade on Three Pillars. Subsequent to the S&P downgrade, the Company successfully completed its capital plan under the “stress test”, which included a successful common equity raise and tender offer for certain of its preferred stock and hybrid debt instruments. Additionally, in June 2009, Three Pillars received an F-1 rating from Fitch and chose to replace S&P’s A-2 rating, which was simultaneously withdrawn. As such, Three Pillars’ CP now carries an F-1/P-1 rating. The full impacts of the F-1 rating on Three Pillars’ CP will not be immediate, but Three Pillars has generally issued 18% to 38% of its CP to investors other than the Company subsequent to June 30, 2009. The Company anticipates its purchases of CP will decline over time. The purchases of CP by the Company during the second quarter of 2009 did not alter the allocation of variability within Three Pillars in a manner that was not originally considered, nor was it a means for the Company to provide non-contractual support to Three Pillars in order to protect any VI holders from losses. The predominant driver of risk is the credit risk of the underlying assets owned by Three Pillars and S&P’s downgrade was not in response to any credit deterioration in these assets. Further, the subordinated note holder remains exposed to the majority of variability in expected losses in Three Pillars to the same degree it had prior to any purchases of CP by the Company. The Company’s at-market purchases of CP do not impact the interest rates paid by the clients of Three Pillars, as they are obligated to pay a pass through rate based on the rate at which Three Pillars issues CP. After evaluating all facts and circumstances, the Company concluded that the results of the mathematical model that the Company uses to support its conclusion that it is not the primary beneficiary of Three Pillars has not changed, the design of Three Pillars has not changed, and the purchases of CP by the Company has not given rise to an implicit VI in Three Pillars that would result in the Company becoming the primary beneficiary of Three Pillars. The Company will continue to monitor the key considerations surrounding determining Three Pillars’ primary beneficiary. The impact from owning, as of June 30, 2009, approximately 90% of Three Pillars’ CP resulted in a similar increase to the Company’s assets and liabilities that consolidating Three Pillars would have had on the Company’s balance sheet.

The Company has off-balance sheet commitments in the form of liquidity facilities and other credit enhancements that it has provided to Three Pillars. These commitments are accounted for as financial guarantees by the Company in accordance with the provisions of FIN 45. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities are generally used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

The total notional amounts of the liquidity facilities and other credit enhancements represent the Company’s maximum exposure to potential loss, which was $5.0 billion and $490.8 million, respectively, as of June 30, 2009, compared to $6.1 billion and $597.5 million, respectively, as of December 31, 2008. The Company did not have any liability recognized on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of June 30, 2009 or December 31, 2008, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these off-balance sheet commitments during the three and six month periods ended June 30, 2009 or 2008. There are no other contractual arrangements that the Company plans to enter into with Three Pillars to provide it additional support.

Total Return Swaps (“TRS”)

The Company has had involvement with various VIEs that purchase portfolios of loans at the direction of third parties. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the loans, the Company provides senior financing to these VIEs. At June 30, 2009 and December 31, 2008, the Company had $2.1 million and $603.4 million, respectively, in such financing outstanding, which is classified within trading assets on the

Notes to Consolidated Financial Statements (Unaudited)-Continued

Consolidated Balance Sheets. In addition, the Company also enters into TRS transactions with the VIEs that the Company mirrors with a TRS with the third party who controls the loans owned by the VIE. The TRS transactions pass through all interest and other cash flows on the loans to the third party, along with exposing the third parties to any depreciation on the loans and providing them with the rights to all appreciation on the loans. The terms of the TRS transactions require the third parties to post initial margin, in addition to ongoing margin as the fair values of the underlying loans decrease. The Company has concluded that it is not the primary beneficiary of these VIEs, as the VIEs are designed for the benefit of the third parties. The third parties have implicit VIs in the VIEs via their TRS transactions with the Company, whereby these third parties absorb the majority of the expected losses and are entitled to the majority of the expected residual returns of the VIEs. At June 30, 2009 and December 31, 2008, these VIEs had entered into TRS with the Company that had outstanding notional of $2.1 million and $602.1 million, respectively. All remaining positions were liquidated subsequent to June 30, 2009. The Company has not provided any support that it was not contractually obligated to for the six months ended June 30, 2009 or the year ended December 31, 2008. The Company decided to temporarily suspend this business in late 2008 and terminated its existing transactions during 2009. For additional information on the Company’s TRS with these VIEs, see Note 12, “Derivative Financial Instruments” to the Consolidated Financial Statements.

Community Development Investments

As part of its community reinvestment initiatives, the Company invests almost exclusively within its footprint in multi-family affordable housing developments and other community development entities as a limited and/or general partner and/or a debt provider. The Company receives tax credits for its partnership investments. The Company has determined that these partnerships are VIEs when SunTrust does not own 100% of the entity because the holders of the equity investment at risk do not have the direct or indirect ability to make decisions that have a significant impact on the business. Accordingly, the Company’s general partner, limited partner, and/or debt interests are VIs that the Company evaluates for purposes of determining whether the Company is the primary beneficiary. During 2009 and 2008, SunTrust did not provide any financial or other support to its consolidated or unconsolidated investments that it was not previously contractually required to provide.

For some partnerships, SunTrust operates strictly as a general partner or the indemnifying party and, as such, is exposed to a majority of the partnerships’ expected losses. Accordingly, SunTrust consolidates these partnerships on its Consolidated Balance Sheet. As the general partner or indemnifying party, SunTrust typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of June 30, 2009 and December 31, 2008, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $19.2 million and $20.5 million, respectively, and total liabilities, excluding intercompany liabilities, were $3.2 million and $3.3 million, respectively. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheet. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were $0.1 million as of June 30, 2009 and December 31, 2008. While the obligations of the general partner or indemnifying entity are generally non-recourse to the Company, as the general partner or the indemnifying entity, may from time to time step in when needed to fund deficits. During 2009 and 2008, SunTrust did not provide any significant amount of funding as the general partner or the indemnifying entity to fund any deficits the partnerships may have generated.

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it will not absorb a majority of the expected losses of the partnership. Typically, the general partner or an affiliate of the general partner provide guarantees to the limited partner which protect the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. The Company accounts for its limited partner interests in accordance with the provisions of EITF No. 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Partnership assets of approximately $1.1 billion and $1.0 billion in these partnerships were not included in the Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, respectively. These limited partner interests had carrying values of $203.7 million and $188.9 million at June 30, 2009 and December 31, 2008, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $473.2 million at June 30, 2009 and December 31, 2008. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $211.9 million and $202.7 million of loans issued by the Company to the limited partnerships at June 30, 2009 and December 31, 2008, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

Notes to Consolidated Financial Statements (Unaudited)-Continued

When SunTrust owns both the limited partner and general partner or indemnifying party, the Company consolidates the partnerships and does not consider these partnerships VIEs because, as owner of the partnerships, the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of June 30, 2009 and December 31, 2008, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $481.9 million and $493.5 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $331.8 million and $327.6 million, respectively.

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

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses or expected returns of the funds. As the Company does not invest in these funds, its exposure to loss is limited to the investment advisor and other administrative fees it earns. Payment on these fees is received from the individual investor accounts. The total unconsolidated assets of these funds as of June 30, 2009 and December 31, 2008 were $3.4 billion and $3.6 billion, respectively. While the Company does not have any contractual obligation to provide monetary support to any of the Funds, the Company did elect to provide support for specific securities on one occasion in 2008 and two occasions in 2007 to three of the funds. In 2008 and 2007, the Company purchased approximately $2.4 billion of securities from these three funds at amortized cost plus accrued interest. The Company took these actions in response to the unprecedented market events to protect investors in these funds from possible losses associated with these securities. Two of the funds were previously considered voting interest entities and in connection with these purchases, the Company re-evaluated its involvement with these funds. As a result of the unprecedented circumstances that caused the Company to intervene, the lack of any contractual obligation to provide any current or future support to the funds, and the size of the financial support ultimately provided, the Company concluded that these two funds were still voting interest entities. The Company concluded that the third fund was a VIE and that, as a result of the purchase of securities, it was the primary beneficiary of this fund as it was likely to absorb a majority of the expected losses of the fund. Accordingly, this fund was consolidated in September 2007 and was subsequently closed in November 2007, which resulted in the termination of the VIE. At June 30, 2009 and December 31, 2008, the Company still owned securities purchased from these three funds of $204.0 million and $246.0 million, respectively. Additionally, see the Annual Report on Form 10-K for the year ended December 31, 2008 for more information regarding the actions the Company took in 2008 and 2007 relating to these funds.

Note 8 – Long-Term Debt and Capital

The Company’s long term debt decreased from $26.8 billion at December 31, 2008 to $18.8 billion at June 30, 2009 as a result of the repayment of $6.9 billion of its FHLB advances, $3.4 billion of which were at fair value. The Company also repaid $0.2 billion of its floating rate euro denominated notes that were due in 2011.

As part of the Company’s participation in the Supervisory Capital Assessment Program (“SCAP”), the Company completed certain transactions as part of an announced capital plan during the second quarter of 2009 that increased its Tier 1 common equity by $2.1 billion. The transactions utilized to raise the capital consisted of the issuance of common stock, the repurchase of certain preferred stock and hybrid debt securities, and the sale of Visa Class B shares.

•

The common stock offerings that the Company completed in conjunction with the capital plan added 141.9 million in new common shares and resulted in $1.8 billion in additional Tier 1 common equity, net of issuance costs.

•

Also as part of the capital plan, the Company initiated a cash tender offer to repurchase a defined maximum amount of its outstanding Series A preferred stock. 3,142 shares of the Company’s Series A preferred stock were repurchased, resulting in a decrease in preferred stock of $314.2 million. An after-tax gain of $89.4 million was included in net loss available to common shareholders and an increase of $91.0 million was realized in Tier 1 common equity during the three month period ended June 30, 2009. In addition, the Company also repurchased approximately $0.4 billion of its 5.588% Parent Company junior subordinated notes due 2042, and approximately $0.1 billion of its 6.10% Parent Company junior subordinated notes due 2036. These transactions resulted in a net after-tax loss of $44.1 million, as a result of a $164.9 million after-tax loss related to the extinguishment of the preferred stock forward sale agreement associated with the

Notes to Consolidated Financial Statements (Unaudited)-Continued

repurchase of the 5.588% Parent Company junior subordinated notes, and a $120.8 million after-tax gain from the repurchase of the Parent Company junior subordinated notes; the aggregate impact of the debt repurchases was a $120.8 million increase to Tier 1 common equity.

•	Another element of the capital plan involved the sale of the Company’s Visa Class B shares resulting in an after-tax gain and increase in Tier 1 common equity of approximately $70 million.

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets.

(Dollars in millions)	June 30 2009	December 31 2008
Tier 1 capital	$18,577.8	$17,613.7
Total capital	23,247.5	22,743.4
Risk-weighted assets	151,886.2	162,046.4

Tier 1 capital	$18,577.8	$17,613.7
Less:
Qualifying trust preferred securities	2,411.6	2,847.3
Preferred stock	4,918.9	5,221.7
Allowable minority interest	105.3	101.8

Tier 1 common equity	$11,142.0	$9,442.9

Risk-based ratios:
Tier 1 common equity	7.34%	5.83%
Tier 1 capital	12.23	10.87
Total capital	15.31	14.04
Tier 1 leverage ratio	11.02	10.45

Note 9 - Earnings Per Share

Net income/(loss) is the same in the calculation of basic and diluted earnings/(loss) per share. Equivalent shares of 36.0 million and 16.5 million related to common stock options and common stock warrants outstanding as of June 30, 2009 and 2008, respectively, were excluded from the computations of diluted earnings/(loss) per share because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and six months ended June 30, 2009 and 2008 is included below. Additionally, included below is a reconciliation of net income/(loss) to income/(loss) available to common shareholders.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2009	2008	2009	2008
Net income/(loss)	($183,460)	$540,362	($998,627)	$830,917
Series A preferred dividends	(5,635)	(5,112)	(10,635)	(12,089)
U.S. Treasury preferred dividends	(66,546)	-	(132,825)	-
Gain on repurchase of Series A preferred stock	89,425	-	89,425	-
Dividends and undistributed earnings allocated to unvested shares	1,788	(5,282)	12,853	(7,305)

Net income/(loss) available to common shareholders	($164,428)	$529,968	($1,039,809)	$811,523

Average basic common shares	399,242	348,714	375,429	347,647
Effect of dilutive securities:
Stock options	-	176	-	366
Performance and restricted stock	-	893	-	914

Average diluted common shares	399,242	349,783	375,429	348,927

Earnings/(loss) per average common share - diluted	($0.41)	$1.52	($2.77)	$2.33

Earnings/(loss) per average common share - basic	($0.41)	$1.52	($2.77)	$2.33

Note 10 - Income Taxes

The provision for income taxes was a benefit of $149.0 million and an expense of $202.8 million for the three months ended June 30, 2009 and 2008, respectively, representing effective tax rates of (44.8)% and 27.3% during those periods. The provision for income taxes was a benefit of $299.7 million and an expense of $294.5 million for the six months ended June 30, 2009 and 2008, respectively, representing effective tax rates of (23.1)% and 26.2% during those periods. The Company calculated the benefit for income taxes for the three and six months ended June 30, 2009 discretely based on actual year-to-date results. The Company applied an estimated

Notes to Consolidated Financial Statements (Unaudited)-Continued

annual effective tax rate to the year-to-date pre-tax earnings to derive the provision for income taxes for the three and six months ended June 30, 2008.

As of June 30, 2009, the Company’s gross cumulative unrecognized tax benefits (“UTBs”) amounted to $337.1 million, of which $271.2 million (net of federal benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2008, the Company’s gross cumulative UTBs amounted to $330.0 million. Additionally, the Company recognized a gross liability of $78.9 million and $70.9 million for interest related to its UTBs as of June 30, 2009 and December 31, 2008, respectively. Interest expense related to UTBs was $3.8 million for the three month period ended June 30, 2009, compared to $20.2 million for the same period in 2008. Interest expense related to UTBs was $11.4 million for the six month period ended June 30, 2009, compared to $24.5 million for the same period in 2008. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total UTBs could decrease during the next 12 months by approximately $5 million to $30 million due to the completion of tax authority examinations and the expiration of statutes of limitations.

The Company’s federal returns through 2004 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1999 through 2004 are still in dispute. An IRS examination of the Company’s 2005 and 2006 Federal income tax returns is currently in progress. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 11 - Employee Benefit Plans

Stock-Based Compensation

The weighted average fair values of options granted during the first six months of 2009 and 2008 were $5.13 per share and $8.46 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30
	2009	2008

Expected dividend yield	4.16%	4.58%
Expected stock price volatility	83.17	21.73
Risk-free interest rate (weighted average)	1.94	2.87
Expected life of options	6 years	6 years

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price

Balance, January 1, 2009	15,641,872	$17.06 - $150.45	$65.29	3,803,412	$113,394	$64.61
Granted	3,803,796	9.06	9.06	2,264,175	22,069	9.07
Exercised/vested	-	-	-	(1,141,632)	-	64.16
Cancelled/expired/forfeited	(652,042)	9.06 - 149.81	56.67	(215,340)	(10,778)	50.05
Amortization of compensation element of performance and restricted stock	-	-	-	-	(36,277)	-

Balance, June 30, 2009	18,793,626	$9.06 - $150.45	$54.21	4,710,615	$88,408	$39.01

Exercisable, June 30, 2009	13,114,730		$65.37

Available for additional grant, June 30, 2009 [1]	8,780,678

[1]	Includes 4,860,492 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at June 30, 2009:

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2009	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at June 30, 2009	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$9.06 to $49.46	4,516,376	$14.33	8.88	$27,499	495,280	$44.70	2.90	$-
$49.47 to $64.57	5,155,357	56.46	2.75	-	5,155,357	56.46	2.75	-
$64.58 to $150.45	9,121,893	72.68	4.99	-	7,464,093	72.91	4.25	-

	18,793,626	$54.21	5.31	$27,499	13,114,730	$65.37	3.61	$-

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2009	2008	2009	2008
Stock-based compensation expense:
Stock options	$3,565	$3,350	$6,478	$6,834
Performance and restricted stock	15,994	19,396	36,277	29,544

Total stock-based compensation expense	$19,559	$22,746	$42,755	$36,378

The recognized stock-based compensation tax benefit amounted to $7.4 million and $8.6 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the recognized stock-based compensation tax benefit was $16.2 million and $13.8 million, respectively.

Certain employees received long-term deferred cash awards during the first quarter of 2009 and 2008, which were subject to a three year vesting requirement. The accrual related to these deferred cash grants was $18.1 million and $4.0 million as of June 30, 2009 and 2008, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the second quarter of 2009. Effective July 1, 2009 the interest crediting rate used to determine future interest on Personal Pension Accounts in the SunTrust Retirement Plan will change from the IRS Composite Corporate Bond rate to the 30-year Treasury Bond rate. As a result, the plan’s 2009 pension cost was remeasured on April 30, 2009 at a discount rate of 6.90%. The remeasurement resulted in a $170.2 million reduction in the projected benefit obligation and $28.9 million reduction in pension expense to be recognized over the remainder of 2009. The second quarter pension cost reflects a $7.2 million reduction as a result of this remeasurement. The expected long-term rate of return on plan assets for the Retirement Benefit plans remained at 8.00% for 2009.

Anticipated employer contributions/benefit payments for 2009 are $24.0 million for the Supplemental Retirement Benefit plans. For the second quarter of 2009, the actual contributions/benefit payments totaled $17.2 million. Actual contributions/benefit payments for the six months ended June 30, 2009 were $18.4 million.

SunTrust contributed $0.2 million to the Postretirement Welfare Plan in the second quarter of 2009. Additionally, SunTrust expects to receive a Medicare Subsidy reimbursement in the amount of $3.3 million. The expected long-term rate of return on plan assets for the Postretirement Welfare plan is 7.25% for 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended June 30
	2009		2008
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$15,967	$73	$19,468	$155
Interest cost	29,898	2,803	29,273	2,953
Expected return on plan assets	(37,288)	(1,758)	(46,414)	(2,047)
Amortization of prior service cost	(2,721)	(390)	(2,792)	(390)
Recognized net actuarial loss	28,013	4,648	5,556	3,187

Net periodic benefit cost	$33,869	$5,376	$5,091	$3,858

	Six Months Ended June 30
	2009		2008
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$34,825	$146	$38,936	$309
Interest cost	59,961	5,606	58,545	5,906
Expected return on plan assets	(74,846)	(3,516)	(92,827)	(4,093)
Amortization of prior service cost	(5,442)	(780)	(5,584)	(779)
Recognized net actuarial loss	60,469	9,296	11,113	6,374

Net periodic benefit cost	$74,967	$10,752	$10,183	$7,717

Note 12 - Derivative Financial Instruments

The Company enters into various derivative financial instruments, as defined by SFAS No. 133, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. Where derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its value-at-risk (“VaR”) approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market or credit risks, either economically or in accordance with the hedge accounting provisions of SFAS No. 133. The Company may also enter into derivatives, on a limited basis, to capitalize on trading opportunities in the market. In addition, as a normal part of its operations, the Company enters into interest rate lock commitments (“IRLCs”) on mortgage loans that are accounted for as freestanding derivatives under SFAS No. 133 and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value under SFAS No. 155 or SFAS No. 159. All freestanding derivatives are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recorded in other comprehensive income, net of tax, or within the Consolidated Statements of Income/(Loss) depending upon the use and designation of the derivatives.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an International Swaps and Derivatives Associations Master Agreement (“ISDA”); depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of June 30, 2009, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.5 billion, representing the net of $3.0 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.5 billion that the Company holds in relation to these gain positions. As of December 31, 2008, net derivative asset positions to which the Company was exposed to risk of its counterparties were $3.5 billion, representing the net of $4.6 billion in derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.1 billion that the Company holds in relation to these gain positions.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions under SFAS No. 157, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. The approved counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $20.9 million and $23.1 million as of June 30, 2009 and December 31, 2008, respectively.

The majority of the Company’s consolidated derivatives contain contingencies that relate to the creditworthiness of the Bank. These are contained in industry standard master trading agreements as events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, of the Company’s total derivative liability positions, approximately $1.3 billion in fair value contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an additional termination event (“ATE”) that permits the counterparties to close-out net and apply collateral or, where a Credit Support Annex (“CSA”) is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At June 30, 2009 the Bank carried long-term senior debt ratings of A-/A2 from two of the major ratings agencies. For illustrative purposes, if the Bank were downgraded to BBB-/Baa3, ATEs would be triggered in derivative liability contracts that had a fair value of approximately $22.5 million at June 30, 2009, against which the Bank had posted collateral of approximately $9.2 million; ATEs do not exist at lower ratings levels. At June 30, 2009, approximately $1.3 billion in fair value of derivative liabilities are subject to CSAs, against which the Bank has posted approximately $1.2 billion in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts of approximately $586.0 million if the Bank were downgraded to BBB-/Baa3, and any further downgrades to BB+/Ba1 or below would require the posting of an additional $24.4 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Derivatives also expose the Company to market risk. Market risk is the adverse effect that a change in market factors, such as interest rates, currency rates, equity prices, or implied volatility, has on the value of a derivative. The Company manages the market risk associated with its derivatives by establishing and monitoring limits on the types and degree of risk that may be undertaken. The Company continually measures this risk by using a VAR methodology.

The table below presents the Company’s derivative positions at June 30, 2009. The notional amounts in the table are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at June 30, 2009. On the Consolidated Balance Sheets, the fair values of derivatives with counterparties with master netting agreements are recorded on a net basis in accordance with the provisions of FIN 39. However, for purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements, in accordance with the provisions of SFAS No. 161. For contracts constituting a combination of options that contain a written component and a purchased component (such as a collar), the notional amount of each component is presented separately, with the purchased component being presented as an Asset Derivative and the written component being presented as a Liability Derivative. The fair value of each combination of options is presented with the purchased component, if the combined fair value of the components is positive, and with the written component, if negative.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships under SFAS No. 133[6]
Equity contracts hedging:
Securities available for sale	Trading assets	$1,546,752		$121,164		$1,546,752		$-
Interest rate contracts hedging:
Floating rate loans	Trading assets	10,000,000		832,853	Trading liabilities	3,000,000		56,336
Floating rate certificates of deposits		-		-	Trading liabilities	500,000		13,280

Total		11,546,752		954,017		5,046,752		69,616

Derivatives not designated as hedging instruments under SFAS No. 133[7]
Interest rate contracts covering:
Fixed rate debt	Trading assets	$3,223,085		$213,128	Trading liabilities	$295,000		$13,245
Corporate bonds and loans		-		-	Trading liabilities	67,411		6,889
MSRs	Other assets	12,365,000		177,829	Other liabilities	12,795,000		207,202
LHFS, IRLCs, LHFI-FV3	Other assets	11,961,500	[4]	105,625	Other liabilities	7,318,080		83,375
Trading activity	Trading assets	107,470,539	[1]	3,472,369	Trading liabilities	100,602,757		3,312,699
Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,183,361		76,986	Trading liabilities	693,092		132,167
Trading activity	Trading assets	2,672,818		164,021	Trading liabilities	2,532,755		144,885

Credit contracts covering:
Loans	Trading assets	270,000		8,277	Trading liabilities	120,750		2,434
Trading activity	Trading assets	219,484	[2]	20,357	Trading liabilities	162,273	[2]	15,101
Equity contracts - Trading activity	Trading assets	3,900,126	[1]	415,876	Trading liabilities	7,063,954		499,511

Other contracts:
IRLCs and other	Other assets	4,453,844		45,378	Other liabilities	2,065,960	[5]	64,658	[5]
Trading activity	Trading assets	41,834		6,371	Trading liabilities	30,800		6,206

Total		147,761,591		4,706,217		133,747,832		4,488,372

Total derivatives		$159,308,343		$5,660,234		$138,794,584		$4,557,988

1 Amounts include $19.7 billion and $219.1 million of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

2 Asset and liability amounts include $2.7 million and $9.3 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3 Items contained here that are not previously defined include LHFS & LHFI-FV which are loans held for sale and loans held for invesent carried at fair value, respectively.

4 Amount includes $1.7 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

5 Includes a $50.5 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134.3 million. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 13, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements.

6 See “Cash Flow Hedges” beginning on page 28 for further discussion.

7 See “Economic Hedging and Trading Activities” beginning on page 29 for further discussion.

The impacts of derivative financial instruments on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2009 is presented below. The impacts are segregated between those derivatives that are designated in hedging relationships under SFAS No. 133 and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal SFAS No. 133 relationships.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended June 30, 2009

(Dollars in thousands) Derivatives in SFAS No. 133 cash flow hedging relationships	Amount of pre-tax gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Classification of gain/(loss) Reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) Reclassified from AOCI into Income (Effective Portion)[1]

Equity contracts hedging:
Securities available for sale	($142,501)		$-
Interest rate contracts hedging:
Floating rate loans	(260,806)	Interest and fees on loans	114,956
Floating rate certificates of deposits	(672)	Interest on deposits	(22,239)

Total	($403,979)		$92,717

	Six Months Ended June 30, 2009

(Dollars in thousands) Derivatives in SFAS No. 133 cash flow hedging relationships	Amount of pre-tax gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Classification of gain/(loss) Reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) Reclassified from AOCI into Income (Effective Portion)[1]

Equity contracts hedging:
Securities available for sale	($132,519)		$-
Interest rate contracts hedging:
Floating rate loans	(207,757)	Interest and fees on loans	223,987
Floating rate certificates of deposits	(1,494)	Interest on deposits	(45,227)
Floating rate debt	(14)	Interest on long-term debt	(1,333)

Total	($341,784)		$177,427

(Dollars in thousands) Derivatives not designated as hedging instruments under SFAS No. 133	Classification of gain/(loss) Recognized in Income on Derivative	Amount of gain/(loss) Recognized in Income on Derivatives for the three months ended June 30, 2009	Amount of gain/(loss) Recognized in Income on Derivatives for the six months ended June 30, 2009

Interest rate contracts covering:
Fixed rate public debt	Trading account profits and commissions	($73,870)	($101,814)
Corporate bond holdings and loans	Trading account profits and commissions	5,080	7,485
MSRs	Mortgage servicing income	(139,787)	(78,576)
LHFS, IRLCs, LHFI-FV	Mortgage production income	96,450	(10,181)
Trading activity	Trading account profits and commissions	(6,307)	4,889

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits and commissions	140,387	61,647
Trading activity	Trading account profits and commissions	(34,265)	695

Credit contracts covering:
Loans	Trading account profits and commissions	(6,865)	(9,626)
Other	Trading account profits and commissions	(5,211)	(3,600)

Equity contracts - trading activity	Trading account profits and commissions	8,731	48,686

Other contracts:
IRLCs	Mortgage production income	66,238	343,860
Trading activity	Trading account profits and commissions	892	925

Total		$51,473	$264,390

1 During the three and six months ended June 30, 2009, the Company reclassified $7.8 million and $16.3 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships under SFAS No. 133 that have been previously terminated or de-designated.

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

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of June 30, 2009, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the

Notes to Consolidated Financial Statements (Unaudited)-Continued

reference asset. The counterparties to these purchased CDS are of high creditworthiness and have ISDA agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at June 30, 2009, the Company does not have any significant risk of making a non-recoverable payment on any written CDS. During 2009 and 2008, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At June 30, 2009, the written CDS had remaining terms of approximately three months to six years. The maximum guarantees outstanding at June 30, 2009 and December 31, 2008, as measured by the gross notional amounts of written CDS, were $155.8 million and $190.8 million, respectively. At June 30, 2009 and December 31, 2008, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $209.6 million and $245.2 million, respectively. The fair values of the written CDS were $13.2 million and $34.7 million at June 30, 2009 and December 31, 2008, respectively, and the fair values of the purchased CDS were $18.4 million and $45.8 million at June 30, 2009, and December 31, 2008, respectively.

The Company writes swap participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its swap participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. Further, during 2009 and 2008, the Company did not make any payments under its written swap participations. At June 30, 2009, the remaining terms on these swap participations generally ranged from three months to nine years, with a weighted average on the maximum estimated exposure of 3.2 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $166.5 million and $125.7 million at June 30, 2009 and December 31, 2008, respectively. The fair values of the written swap participations were de minimis at June 30, 2009 and December 31, 2008. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is managed through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. At June 30, 2009 and December 31, 2008, the Company had outstanding $2.1 million and $602.1 million, respectively, of outstanding and offsetting TRS notional balances. The fair values of the TRS derivative liabilities were $1.9 million and $166.6 million at June 30, 2009 and December 31, 2008, respectively. The fair values of the offsetting TRS derivative assets at June 30, 2009 and December 31, 2008 were $2.0 million and $171.0 million, respectively, and related collateral held at June 30, 2009 and December 31, 2008 was $7.7 million and $296.8 million, respectively. All remaining positions have been liquidated subsequent to June 30, 2009. As of December 31, 2008, the Company had decided to temporarily suspend its TRS business and the Company has been unwinding its existing positions during 2009. The Company did not incur any losses on these unwinds.

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company employs various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At June 30, 2009, the Company’s only outstanding SFAS No. 133 interest rate hedging relationships relate to interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized assets and liabilities.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans and certificates of deposit. The maximum range of hedge maturities for hedges of floating rate loans is approximately two to six years, with the weighted average being approximately 4.0 years. The maximum term and weighted average maturity for hedges of certificates of deposit is less than one month. Ineffectiveness on these hedges was de minimis during the three and six months ended June 30, 2009. As of June 30, 2009, $291.3 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income or interest expense on these hedged items.

During the third quarter of 2008, the Company executed equity forward agreements (the “Agreements”) on 30 million common shares of The Coca-Cola Company (“Coke”). A consolidated subsidiary of SunTrust Banks, Inc. owns approximately 22.9 million Coke common shares and a consolidated subsidiary of SunTrust Bank owns approximately 7.1 million Coke common shares. These two subsidiaries entered into separate Agreements on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of the Agreements (including the pledges of the Coke common shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements, in their entirety, are derivatives based on the criteria in SFAS No. 133. The Agreements resulted in zero cost equity collars pursuant to the provisions of SFAS No. 133. In accordance with the provisions of SFAS No. 133, the Company has designated the Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur in approximately six and a half and seven years from the Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under the Agreements, the Company has asserted that it is probable, as defined by SFAS No. 133, that it will sell all of its Coke common shares at or around the settlement date of the Agreements. The Federal Reserve’s approval for Tier 1 capital was significantly based on this expected disposition of the Coke common shares under the Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements recorded in AOCI and any ineffective portions recorded in trading account profits and commissions. None of the components of the Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. The Company did not recognize any ineffectiveness during 2008, but did recognize $4.1 million of ineffectiveness during the first six months of 2009, which was recorded in trading account profits and commissions. Other than potential measured hedge ineffectiveness, no amounts will be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

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

o

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

o

The Company is exposed to interest rate risk associated with MSRs, which the Company hedges with a combination of derivatives, including MBS forward and option contracts and interest rate swap and swaption contracts.

o

The Company enters into MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options to mitigate interest rate risk associated with IRLCs, mortgage loans held for sale and mortgage loans held for investment.

•

The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged by entering into cross currency swaps, which receive either euros or pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income/(Loss) reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt under SFAS No. 52 are both recorded within trading account profits and commissions.

•	The Company enters into CDS to hedge credit risk associated with certain loans held within its Corporate and Investment Banking and Wealth and Investment Management lines of business.

Trading activity, in the tables above, primarily include interest rate swaps, equity derivatives, CDS, futures, options and foreign currency contracts. These derivatives are entered into in a dealer capacity to facilitate client transactions or are utilized as a risk management tool by the Company as an end user in certain macro-hedging strategies. The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives under SFAS No. 133 or in connection with specific hedges and, therefore, the Company does not specifically associate individual derivatives with specific assets or liabilities.

Note 13 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of June 30, 2009, approximately $17.0 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At June 30, 2009, the total loss exposure ceded to the Company was approximately $661.0 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $278.4 million. Of this amount, $274.0 million of losses have been reserved for as of June 30, 2009, reducing the Company’s net remaining loss exposure to $4.4 million. Future reported losses may exceed $4.4 million since future premium income will increase the amount of funds held in the trust; however, future cash losses, net of premium income, are not expected to exceed $4.4 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $25.9 million and $32.1 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively, are reported as part of noninterest income. The related provision for losses, which total $94.6 million and $32.0 million for the six month periods ended June 30, 2009 and June 30, 2008, respectively, is reported as part of noninterest expense.

As noted above, the reserve for estimated losses incurred under its reinsurance contracts totaled $274.0 million at June 30, 2009. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust related to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. In following the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness

Notes to Consolidated Financial Statements (Unaudited)-Continued

of Others,” the Company must consider guarantees that have any of the following four characteristics: (i) contracts that contingently require the guarantor to make payments to a guaranteed party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the guaranteed party; (ii) contracts that contingently require the guarantor to make payments to a guaranteed party based on another entity’s failure to perform under an obligating agreement; (iii) indemnification agreements that contingently require the indemnifying party to make payments to an indemnified party based on changes in an underlying factor that is related to an asset, a liability, or an equity security of the indemnified party; and (iv) indirect guarantees of the indebtedness of others. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of June 30, 2009, which have characteristics as specified by FIN 45. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 12, “Derivative Financial Instruments,” to the Consolidated Financial Statements).

Visa

The Company issues and acquires credit and debit card transactions through the Visa, U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Class B Visa Inc. common stock (“Class B shares”) to its financial institution members, including 3.2 million shares to the Company, in contemplation of an initial public offering (“IPO”), which occurred in March 2008. For purposes of converting Class B shares to Class A shares of Visa Inc., a conversion factor is applied, which is subject to adjustment depending on the outcome of certain specifically defined litigation. The Class B shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing, or the date which certain specifically defined litigation has been resolved; therefore, the Company’s Class B shares were classified in other assets and accounted for at their carryover basis of $0.

The Company is a defendant, along with Visa U.S.A. Inc. and MasterCard International (the “Card Associations”), as well as several other banks, in one of several antitrust lawsuits challenging the practices of the Card Associations (the “Litigation”). The Company has entered into judgment and loss sharing agreements with Visa and certain other banks in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to the Litigation. Additionally, in connection with the restructuring, a provision of the original Visa By-Laws, Section 2.05j, was restated in Visa’s certificate of incorporation. Section 2.05j contains a general indemnification provision between a Visa member and Visa, and explicitly provides that after the closing of the restructuring, each member’s indemnification obligation is limited to losses arising from its own conduct and the specifically defined Litigation. The maximum potential amount of future payments that the Company could be required to make under this indemnification provision cannot be determined as there is no limitation provided under the By-Laws and the amount of exposure is dependent on the outcome of the Litigation. During 2008, Visa funded $4.1 billion into an escrow account, established for the purpose of funding judgments in, or settlements of, the Litigation. Agreements associated with the Visa IPO have provisions that Visa will first use the funds in the escrow account to pay for future settlements of, or judgments in the Litigation. If the escrow account is insufficient to cover the Litigation losses, then Visa will issue additional Class A shares (“loss shares”). The proceeds from the sale of the loss shares would then be deposited in the escrow account. The issuance of the loss shares will cause a dilution of the Class B common stock as a result of an adjustment to lower the conversion factor of the Class B common stock to Class A common stock. Visa USA’s members are responsible for any portion of the settlement or loss on the Litigation after the escrow account is depleted and the value of the Class B shares is fully-diluted. As a result of its indemnification obligations and percentage ownership of Class B shares, the Company estimated its net guarantee liability to be $43.5 million as of December 31, 2008. During the second quarter, the Company was notified by Visa of the scheduled recalculation of its membership proportion.

In May 2009, the Company sold its 3.2 million shares of Class B Visa Inc. common stock to another financial institution (“the Counterparty”) for $112.1 million and recognized a gain of $112.1 million. Additionally, the Company entered into a derivative with the Counterparty whereby the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. Accordingly, the Company recorded a derivative liability at its estimated fair value for $50.5 million. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. Since the Company transferred risk associated with the Litigation losses to a different responsible party, the Company recorded an offset to its net guarantee liability. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate cost to the Company could be significantly higher or lower than the $50.5 million recorded as of June 30, 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

As of June 30, 2009 and December 31, 2008, the maximum potential amount of the Company’s obligation was $9.7 billion and $13.8 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $92.8 million and $141.9 million in other liabilities for unearned fees related to these letters of credit as of June 30, 2009 and December 31, 2008, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the bank is not a party. In all cases, the bank holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers and the management of risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit.

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates and purchases consumer residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans or MSRs are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan or MSRs and absorb the loss if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM’s risk of repurchasing loans is largely driven by borrower payment performance under the terms of the mortgage loans.

STM maintains a liability for estimated losses on mortgage loans and MSRs that may be repurchased. In accordance with FIN 45, this liability is initially based on the estimated fair value of the Company’s contingency at the time loans or MSRs are sold and the contingent liability is created. Subsequently, STM estimates losses that have been incurred in accordance with SFAS No. 5 and increases the liability if estimated incurred losses exceed the liability established in accordance with FIN 45. As of June 30, 2009 and December 31, 2008, the liability for losses related to repurchases totaled $98.2 million and $100.5 million, respectively.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to the effective date of SFAS 141(R), are not recorded as liabilities. Arrangements entered subsequent to the effective date of SFAS 141(R) are recorded as liabilities. The potential obligation associated with these arrangements was approximately $16.1 million and $31.8 million as of June 30, 2009 and December 31, 2008, respectively, of which $3.8 million and $0 million was recorded as liabilities as of June 30, 2009 and December 31, 2008. If required, these contingent payments will be payable at various times over the next five years.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three and six month periods ended June 30, 2009 and June 30, 2008, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH.

SunTrust Community Capital, LLC (“SunTrust Community Capital”), a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of June 30, 2009, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of June 30, 2009, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $38.6 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of June 30, 2009 and December 31, 2008, $10.2 million and $11.5 million, respectively, were accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

Note 14 - Concentrations of Credit Risk

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At June 30, 2009, the Company owned $48.3 billion in residential mortgage loans and home equity lines, representing 39.3% of total loans, and an additional $16.2 billion in commitments to extend credit on home equity loans and $12.0 billion in mortgage loan commitments. At December 31, 2008, the Company had $48.5 billion in residential mortgage loans and home equity lines, representing 38.2% of total loans, and an additional $18.3 billion in commitments to extend credit on home equity loans and $17.0 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans, and low initial interest rate loans. As of June 30, 2009, the Company owned $16.1 billion of interest only loans, primarily with a 10 year interest only period. Approximately $2.2 billion of those loans had combined original loan to value ratios in excess of 80%

Notes to Consolidated Financial Statements (Unaudited)-Continued

with no mortgage insurance. Additionally, the Company owned approximately $2.6 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $739.0 million and $945.8 million as of June 30, 2009 and December 31, 2008, respectively.

Note 15 - Fair Value Election and Measurement

In accordance with SFAS No. 159, the Company has elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: fixed rate debt, brokered deposits, loans, loans held for sale, and trading loans. The following is a description of each financial asset and liability class as of June 30, 2009 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the financial assets and liabilities on a fair value basis.

Fixed Rate Debt

The debt that the Company initially elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive-fixed interest rate swaps, pursuant to the provisions of SFAS No. 133. The Company has also elected fair value for specific fixed rate debt issued subsequent to 2006 in which the Company concurrently entered into derivative financial instruments that economically converted the interest rate on the debt from fixed to floating. As of December 31, 2008, the fair value of all such elected fixed rate debt was comprised of $3.7 billion of fixed rate FHLB advances and $3.5 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements of SFAS No. 133. This move to fair value introduced earnings volatility due to changes in the Company’s credit spread that was not required to be measured under the SFAS No. 133 hedge designation. A significant portion of the debt, along with certain of the interest rate swaps previously designated as hedges under SFAS No. 133, continues to remain outstanding; however, in February 2009, the Company repaid all of the FHLB advances outstanding and closed out its exposures on the interest rate swaps. Approximately $150.3 million of FHLB stock was redeemed in conjunction with the repayment of the advances. Total fair value debt at June 30, 2009 was $3.4 billion.

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

Loans and Loans Held for Sale

The Company elects to record at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chooses to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedging instruments. This election impacts the timing and recognition of origination fees and costs. Specifically, origination fees and costs, which had been appropriately deferred under SFAS No. 91 and recognized as part

Notes to Consolidated Financial Statements (Unaudited)-Continued

of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. The mark to market adjustments related to loans held for sale and the associated economic hedges is captured in mortgage production income.

Trading Loans

The Company often maintains a portfolio of loans that it trades in the secondary market. Pursuant to the provisions of SFAS No. 159, the Company elected to carry certain trading loans at fair value in order to reflect the active management of these positions. Subsequent to the initial adoption, additional loans were purchased and recorded at fair value as part of the Company’s normal loan trading activities. As of June 30, 2009, approximately $238.2 million of trading loans were outstanding.

Valuation Methodologies and Fair Value Hierarchy

The primary financial instruments that the Company carries at fair value include securities, derivative instruments, fixed rate debt, loans, and loans held for sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in SFAS No. 157. Financial instruments that have significantly limited or unobservable trading activity (i.e., inactive markets), such that the estimates of fair value include significant unobservable inputs, are classified as level 3 instruments. The values were generally based on proprietary models or non-binding broker price indications that estimated the credit and liquidity risk.

The classification of an instrument as level 3 versus level 2 involves judgment based on a variety of subjective factors. A market is considered “inactive” based on whether significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and included considerations of illiquidity in the current market environment. Where the Company determined that a significant decrease in the volume and level of activity had occurred, the Company was then required to evaluate whether significant adjustments were required to market data to arrive at an exit price in accordance with SFAS No. 157.

Level 3 Instruments

SunTrust used significant unobservable inputs to fair value certain financial and non-financial instruments as of June 30, 2009 and December 31, 2008. The general lack of market liquidity necessitates the use of unobservable inputs in certain cases, as the observability of actual trades and assumptions used by market participants that would otherwise be available to the Company to use as a basis for estimating the fair values of these instruments has diminished. It is reasonably likely that current inactive markets will continue as a result of a variety of external factors, including, but not limited to, economic conditions.

The Company’s level 3 securities available for sale include instruments totaling approximately $1.3 billion at June 30, 2009, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $840.5 million at June 30, 2009.

Level 3 trading assets total approximately $3.0 billion at June 30, 2009, which includes the Coke derivative valued at approximately $121.2 million at June 30, 2009. The remaining level 3 securities, both trading assets and available for sale securities are predominantly CP, interests retained from Company-sponsored securitizations of residential mortgage loans, investments in structured investment vehicles (“SIVs”), and MBS and ABS collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or where the value of the underlying collateral is not readily observable in the market. The Company has increased its exposure to bank trust preferred ABS, student loan ABS, and municipal securities as a result of its offer to purchase certain ARS as a result of failed auctions.

ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant

Notes to Consolidated Financial Statements (Unaudited)-Continued

unobservable inputs into the Company’s valuations. ARS are classified as securities available for sale or trading securities. Under a functioning ARS market, ARS could be remarketed with interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit, and, therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

Investments in various ABS such as residual and other retained interests from securitizations, SIVs and MBS, which are classified as securities available for sale or trading securities, are valued based on internal models that incorporate assumptions, such as prepayment speeds and estimated credit losses, which are not observable in the current markets. Generally, the Company attempts to obtain pricing for its securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for the Company’s valuation or used to validate outputs from its own proprietary models. Although third party price indications have been available for the majority of the securities, the significant decrease in the volume and level of trading activity makes it difficult to support the observability of these quotations. Therefore, the Company evaluates third party pricing to determine the reasonableness of the information relative to changes in market data based on any recent trades it executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When actual trades are not available to corroborate pricing information received, the Company will use industry standard or proprietary models to estimate fair value and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

As discussed in Note 7, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities, “ to the Consolidated Financial Statements, the Company began to purchase CP from Three Pillars, which is a multi-seller commercial paper conduit with which the Company has certain levels of involvement. This CP has been classified as level 3. The downgrade of Three Pillars’ CP to A-2/P-1 during the three months ended June 30, 2009 caused the volume and level of activity for its CP to significantly decrease. Because of this significant decrease, the observability for identical or similar transactions in the market also significantly decreased.

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading activity of similar instruments in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing alternative valuation methodologies to determine the fair value of the loans. Even if limited market data is available, the characteristics of the underlying loan collateral are critical to arriving at an appropriate fair value in the current markets, such that any similarities that may otherwise be drawn are questionable. The alternative valuation methodologies include modeling of the underlying cash flows based on relevant market factors, such as prepayment spreads, default rates and loss severity. Additional liquidity adjustments were recorded, when necessary, to accurately reflect the price the Company believes it would receive if the loans were sold in current market conditions. During the second quarter, the Company transferred approximately $272.1 million of level 3 loans from loans held for sale to loans held for investment, as the loans were determined to be unmarketable. Although classified as held for investment, these loans continue to be reported at fair value in accordance with SFAS No. 159 using significant unobservable inputs.

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

The Company records MSRs at fair value on both a recurring and non-recurring basis. The fair values of MSRs are determined by projecting cash flows, which are then discounted to estimate an expected fair value. The fair values of MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties based on their review of the servicing portfolio. Because these inputs are not transparent in market trades, MSRs are considered to be level 3 assets in the valuation hierarchy.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Most derivative instruments (see Note 12, “Derivative Financial Instruments” to the Consolidated Financial Statements) are level 1 or level 2 instruments. Beginning in the first quarter of 2008, the Company classified IRLCs on residential mortgage loans held for sale, which are derivatives under SFAS No. 133, on a gross basis within other assets or other liabilities. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of Staff Accounting Bulletin (“SAB”) No. 109, beginning in the first quarter of 2008, servicing value was also included in the fair value of IRLCs. As such, IRLCs are classified within level 3.

In addition, the equity forward agreements the Company entered into related to its Coke stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke, interest rates, and the Coke dividend. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry initial terms of approximately six and a half and seven years and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At June 30, 2009 and December 31, 2008, the Agreements’ fair value represented an asset position for the Company of approximately $121.2 million and $249.5 million, respectively.

During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity, thereby, the value of the derivative liability was classified as a level 3 instrument. See Note 13, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements for further discussion.

As disclosed in the tabular level 3 rollforwards, during the six months ended June 30, 2009, the Company transferred certain available for sale securities into level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. In addition, the Company transferred certain trading securities and long-term debt out of level 3. Available for sale securities that were transferred into level 3 consist of municipal bonds for which no observable trading activity exists. The U.S. Treasury and federal agency trading securities that were transferred out of level 3 were Small Business Administration securities for which the volume and level of observable trading activity had significantly decreased in prior quarters, but for which the Company began to observe limited increases in such activity during the three months ended March 31, 2009 and significant increases in such activity during the three months ended June 30, 2009. This level of activity provided the Company with sufficient market evidence of pricing, such that the Company did not have to make any significant adjustments to observed pricing, nor was the Company’s pricing based on unobservable data. The Company also elected to transfer its fixed rate debt out of level 3 during the three months ended June 30, 2009. The volume and level of activity for transactions in the Company’s debt in the secondary markets had begun to increase in the three months ended March 31, 2009 and significantly increased during the three months ended June 30, 2009. As such, the Company was able to use pricing from observable trades to corroborate pricing received from third-party pricing services and market-makers. Transfers into level 3 are generally assumed to be as of the beginning of the quarter in which the transfer occurred, while transfers out of level 3 are generally assumed to occur as of the end of the quarter. None of the transfers into or out of level 3 were the result of using alternative valuation approaches to estimate fair values.

Certain level 3 assets include non-financial assets such as affordable housing properties, private equity investments, and intangible assets that are measured on a non-recurring basis based on third party price indications or the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Credit Risk

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including the actual default and loss severity of the collateral, the instrument’s spread in relation to U.S. Treasury rates, the capital structure of the security and level of subordination, and/or the rating on a security/obligor as defined by nationally recognized rating agencies. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument.

For loan products that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and six months ended June 30, 2009, SunTrust recognized a gain on loans accounted for at fair value of approximately $10.0 million and a gain of approximately $1.3 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. For the three and six months ended June 30, 2008, SunTrust recognized a loss on loans accounted for at fair value of approximately $1.6 million and $16.8 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant variables that will drive changes in the fair value of the loans, including interest rates changes and general conditions in the principal markets for the loans.

For the publicly-traded fixed rate debt carried at fair value, the Company estimated credit spreads above U.S. Treasury rates, based on credit spreads from actual or estimated trading levels of the debt. Based on U.S. Treasury rates, the Company recognized a loss of approximately $102.1 million and $5.1 million, respectively, for the three and six months ended June 30, 2009, and a loss of approximately $61.1 million and a gain of approximately $151.4 million, for the three and six months ended June 30, 2008, respectively, due to changes in its own credit spread on its public debt as well as its brokered deposits.

The following tables present assets and liabilities measured at fair value on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected. The tables do not reflect the change in fair value attributable to the related economic hedges the Company used to mitigate the market-related risks associated with the financial instruments. The changes in the fair value of economic hedges were also recorded in trading account profits and commissions or mortgage production or servicing related income, as appropriate, and are designed to partially offset the change in fair value of the financial instruments referenced in the tables below. The Company’s economic hedging activities are deployed at both the instrument and portfolio level.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Assets/Liabilities	Fair Value Measurements at June 30, 2009, Using
		Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury and federal agencies	$1,012,644	$195,722	$816,922	$-
U.S. states and political subdivisions	94,498	-	87,097	7,401
Corporate debt securities	450,681	-	450,681	-
Commercial paper	2,436,291	-	23,883	2,412,408
Residential mortgage-backed securities-agency	119,873	-	119,873	-
Residential mortgage-backed securities-private	21,140	-	-	21,140
Collateralized debt obligations	232,067	-	-	232,067
Other debt securities	41,127	-	17,574	23,553
Equity securities	174,674	2,403	8,921	163,350
Derivative contracts	3,047,454	106,307	2,819,983	121,164
Other	108,748	-	94,657	14,091

Total trading assets	7,739,197	304,432	4,439,591	2,995,174

Securities available for sale
U.S. Treasury and federal agencies	579,910	191,249	388,661	-
U.S. states and political subdivisions	1,004,192	-	867,550	136,642
Residential mortgage-backed securities-agency	14,386,416	-	14,386,416	-
Residential mortgage-backed securities-private	439,920	-	-	439,920
Other debt securities	619,157	-	555,792	63,365
Common stock of The Coca-Cola Company	1,439,700	1,439,700	-	-
Other equity securities	995,996	161	291,011	704,824

Total securities available for sale	19,465,291	1,631,110	16,489,430	1,344,751

Loans held for sale	6,604,312	-	6,446,331	157,981
Loans	494,669	-	-	494,669
Other intangible assets [2]	641,939	-	-	641,939
Other assets [1]	195,726	5,195	145,153	45,378

Liabilities
Brokered deposits	1,093,017	-	1,093,017	-
Trading liabilities	2,348,851	338,915	2,009,936	-
Long-term debt	3,365,649	-	3,365,649	-
Other liabilities [1]	222,129	-	157,471	64,658

1 This amount includes IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the quarter ended June 30, 2009.

2 This amount includes MSRs carried at fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	$3,403	$-	$-	$3,403	$3,248	$-	$-	$3,248
Loans held for sale	-	139,944	-	139,944	-	427,141	-	427,141
Loans	1,376	2,388	-	3,764	3,235	(2,741)	-	494
Other intangible assets	-	2,890	100,208	103,098	-	7,461	74,410	81,871

Liabilities
Brokered deposits	2,467	-	-	2,467	19,919	-	-	19,919
Long-term debt	(13,249)	-	-	(13,249)	155,417	-	-	155,417

1 Changes in fair value for the three and six month periods ended June 30, 2009, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the three and six month periods ended June 30, 2009, income related to loans held for sale, net includes $230.5 million and $372.3 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and six months ended June 30, 2009, income related to other intangible assets includes $2.9 million and $7.5 million, respectively, of MSRs recognized upon the sale of loans reported at the lower of cost or market value. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2008, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets
U.S. Treasury and federal agencies	$3,127,636	$142,906	$2,339,470	$645,260
U.S. states and political subdivisions	159,135	-	151,809	7,326
Corporate debt securities	585,809	-	579,159	6,650
Commercial paper	399,611	-	399,611	-
Residential mortgage-backed securities-agencies	58,565	-	58,565	-
Residential mortgage-backed securities-private	37,970	-	-	37,970
Collateralized debt obligations	261,528	-	-	261,528
Other debt securities	813,176	-	790,231	22,945
Equity securities	116,788	6,415	8,409	101,964
Derivative contracts	4,701,783	-	4,452,236	249,547
Other	134,269	-	76,074	58,195

Total trading assets	10,396,270	149,321	8,855,564	1,391,385

Securities available for sale
U.S. Treasury and federal agencies	486,153	127,123	359,030	-
U.S. states and political subdivisions	1,037,429	-	958,167	79,262
Non-U.S. government debt securities	-	-	-	-
Residential mortgage-backed securities - agencies	14,550,104	-	14,550,104	-
Residential mortgage-backed securities - private	522,151	-	-	522,151
Other debt securities	294,185	-	265,772	28,413
Common stock of The Coca-Cola Company	1,358,100	1,358,100	-	-
Other equity securities	1,448,415	141	588,495	859,779

Total securities available for sale	19,696,537	1,485,364	16,721,568	1,489,605

Loans held for sale	2,424,432	-	1,936,987	487,445
Loans	270,342	-	-	270,342
Other assets [1]	109,600	775	35,231	73,594

Liabilities
Brokered deposits	587,486	-	587,486	-
Trading liabilities	3,240,784	440,436	2,800,348	-
Other short-term borrowings	399,611	-	399,611	-
Long-term debt	7,155,684	-	3,659,423	3,496,261
Other liabilities [1]	72,911	-	71,738	1,173

1 This amount includes IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended June 30, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option				Fair Value Gain/(Loss) for the Six Months Ended June 30, 2008, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands) Assets	Trading Account Profits and Commissions	Mortgage Production Related Income		Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income		Total Changes in Fair Values Included in Current- Period Earnings[1]
Trading assets	$4,392	$-		$4,392	$834	$-		$834
Loans held for sale	-	44,886	[2]	44,886	-	117,985	[2]	117,985
Loans	-	(4,620)		(4,620)	-	(13,704)		(13,704)

Liabilities
Brokered deposits	15,832	-		15,832	12,242	-		12,242
Long-term debt	177,304	-		177,304	163,754	-		163,754

[1] Changes in fair value for the three and six months ended June 30, 2008 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value under the provisions of SFAS No. 159 or SFAS No. 155 are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

[2] For the three and six months ended June 30, 2008, these amounts include $139.8 million and $287.5 million, respectively, related to MSR assets recognized upon the sale of the loans. These amounts exclude $6.2 million and $10.7 million for the three and six months ended June 30, 2008, respectively, of MSRs recognized upon sale of loans reported at the lower of cost or market value. These MSRs are excluded from the table because neither the loans nor the related MSRs were reported at fair value on a recurring basis.

The following table presents the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with loans held for sale and MSRs, nor does it include information related to the goodwill impairment charge recorded during the six months ended June 30, 2009 which is discussed in Note 6, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements. The Company’s economic hedging activities for loans held for sale are deployed at the portfolio level.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurement at June 30, 2009, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

Loans Held for Sale [1]	$1,091,763	$-	$965,974	$125,789	($60,502)
MSRs [2]	68,094	-	-	68,094	(17,671)
OREO [3]	588,922	-	588,922	-	(67,570)
Affordable Housing [3]	7,486	-	-	7,486	-
Loans [4]	56,466	-	56,466	-	(7,869)
Other Assets [5]	85,317	-	-	85,317	-

[1] These balances are measured at the lower of cost or market in accordance with SFAS No. 65 and SOP 01-6.

[2] These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 140, as amended. MSRs are stratified for the purpose of impairment testing with impaired amounts presented herein.

[3] These balances are measured at fair value on a non-recurring basis in accordance with SFAS No. 144. Affordable housing was impacted by a $0.9 million impairment charge recorded during the six months ended June 30, 2009.

[4] These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral as described in SFAS No. 114.

[5] These balances are measured at fair value on a non-recurring basis in accordance with APB No. 18 and SFAS No. 144. These assets include equity partner investments, structured leasing products and other repossessed assets. These assets were impacted by $34.0 million in impairment charges recorded during the six months ended June 30, 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)		Fair Value Measurement at December 31, 2008, Using
	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

Loans Held for Sale [1]	$839,758	-	$738,068	$101,690	($68,154)
MSRs [2]	794,783	-	-	794,783	(370,000)
OREO [3]	500,481	-	500,481	-	(54,450)
Affordable Housing [3]	471,156	-	-	471,156	-
Loans [4]	178,692	-	178,692	-	(34,105)
Other Assets [5]	45,724	-	-	45,724	-
Other Intangible Assets [6]	17,298	-	-	17,298	-

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

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 6, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements):

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Beginning balance April 1, 2009	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Level 3 transfers, net	Fair value June 30, 2009	Change in unrealized gains/ (losses) included in earnings for the three months ended June 30, 2009 related to financial assets still held at June 30, 2009

Assets
Trading assets
U.S. Treasury and federal agencies	592,922	(2,798)	[1]	-		(129,239)	-	(460,885)	-	-	[1]
U.S. states and political subdivisions	7,401	-	[1,5]	-		-	-	-	7,401	-	[1]
Corporate debt securities	6,650	2,800	[1]	-		(9,450)	-	-	-	-	[1]
Commercial paper	-	-	[1]	-		2,412,408	-	-	2,412,408	-	[1]
Residential mortgage-backed securities - private	26,221	2,493	[1]	-		(7,574)	-	-	21,140	(488)	[1]
Collateralized debt obligations	246,423	4,805	[1,5]	-		(19,161)	-	-	232,067	4,601	[1]
Other debt securities	23,722	231	[1,5]	-		(400)	-	-	23,553	-	[1]
Equity securities	170,694	3,247	[1,5]	-		(10,591)	-	-	163,350	1,856	[1]
Derivative contracts	259,529	4,136	[1]	(142,501)	[6]	-	-	-	121,164	-	[1]
Other	42,660	(1,726)	[1]	-		(2,030)	-	(24,813)	14,091	(336)	[1]

Total trading assets	1,376,222	13,188	[1,5]	(142,501)		2,233,963	-	(485,698)	2,995,174	5,633	[1]
Securities available for sale
U.S. states and political subdivisions	140,527	80	[2,5]	(920)		(3,045)	-	-	136,642	-	[2]
Residential mortgage-backed securities - private	474,885	(5,527)	[2]	6,905		(36,343)	-	-	439,920	(5,527)	[2]
Other debt securities	63,487	198	[2,5]	946		(1,266)	-	-	63,365	-	[2]
Other equity securities	704,847	(212)	[2]	(261)		450	-	-	704,824	(212)	[2]

Total securities available for sale	1,383,746	(5,461)	2, [5]	6,670		(40,204)	-	-	1,344,751	(5,739)	[2]
Loans held for sale	452,890	656	[3]	-		(27,516)	(274,189)	6,140	157,981	(1,362)	[3]
Loans	242,193	4,488	[4]	-		(17,686)	269,215	(3,541)	494,669	(791)	[4]
Other assets/liabilities, net	106,227	66,238	[3]	-		(50,461)	(141,284)	-	(19,280)	(19,280)	[3]

Liabilities
Long-term debt	(3,352,400)	(13,249)	[1]	-		-	-	3,365,649	-	(13,249)	[1]

	Beginning balance January 1, 2009	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Level 3 transfers, net	Fair value June 30, 2009	Change in unrealized gains/ (losses) included in earnings for the six months ended June 30, 2009 related to financial assets still held at June 30, 2009
Assets
Trading assets
U.S. Treasury and federal agencies	645,260	(4,863)	[1]	-		(181,153)	-	(459,244)	-	-	[1]
U.S. states and political subdivisions	7,326	(325)	[1,5]	-		400	-	-	7,401	(324)	[1]
Corporate debt securities	6,650	2,800	[1]	-		(9,450)	-	-	-	-	[1]
Commercial paper	-	-	[1]	-		2,412,408	-	-	2,412,408	-	[1]
Residential mortgage-backed securities - private	37,970	(60)	[1]	-		(16,770)	-	-	21,140	(6,530)	[1]
Collateralized debt obligations	261,528	(16,854)	1, [5]	-		(12,607)	-	-	232,067	(8,583)	[1]
Other debt securities	22,945	(12)	1, [5]	-		620	-	-	23,553	(293)	[1]
Equity securities	101,964	4,540	[1], [5]	-		56,846	-	-	163,350	1,856	[1]
Derivative contracts	249,547	4,136	[1]	(132,519)	[6]	-	-	-	121,164	-	[1]
Other	58,195	(15,673)	[1]	-		(1,976)	-	(26,455)	14,091	2,706	[1]

Total trading assets	1,391,385	(26,311)	1, [5]	(132,519)		2,248,318	-	(485,699)	2,995,174	(11,168)	[1]

Securities available for sale
U.S. states and political subdivisions	79,262	5,525	[2,5]	(3,111)		51,830	-	3,136	136,642	-	[2]
Residential mortgage-backed securities - private	522,151	(6,248)	[2]	(15,084)		(60,899)	-	-	439,920	(6,248)	[2]
Other debt securities	28,413	248	[2,5]	946		33,758	-	-	63,365	-	[2]
Other equity securities	859,779	(212)	[2]	(4,351)		(150,392)	-	-	704,824	(212)	[2]

Total securities available for sale	1,489,605	(687)	2, [5]	(21,600)		(125,703)	-	3,136	1,344,751	(6,460)	[2]
Loans held for sale	487,445	(3,469)	[3]	-		(62,843)	(275,288)	12,136	157,981	(10,074)	[3]
Loans	270,342	1,218	[4]	-		(32,594)	268,989	(13,286)	494,669	(5,225)	[4]
Other assets/liabilities, net	72,421	343,860	[3]	-		(50,461)	(385,100)	-	(19,280)	(19,280)	[3]
Liabilities
Long-term debt	(3,496,261)	130,612	[1]	-		-	-	3,365,649	-	130,612	[1]

1 Amounts included in earnings are recorded in trading account profits and commissions.

2 Amounts included in earnings are recorded in net securities gains/(losses).

3 Amounts included in earnings are recorded in mortgage production related income.

4 Amounts are generally included in mortgage production related income except $1.4 million and $3.2 million for the three and six month periods ended June 30, 2009, respectively, related to loans acquired in the GB&T acquisition. The mark on these loans is included in trading account profits and commissions.

5 Amounts included in earnings do not include losses accrued as a result of the auction rate securities settlement discussed in Note 16, “Contingencies,” to the Consolidated Financial Statements.

6 Amount recorded in other comprehensive income is the effective portion of the cash flow hedges related to the Company’s forward sale of its shares of the Coca-Cola Company stock as discussed in Note 12, “Derivative Financial Instruments,” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs

(Dollars in thousands)	Trading Assets		Securities Available for Sale		Loans Held for Sale		Loans

Beginning balance April 1, 2008	1,750,590		1,190,106		513,853		282,760
Total gains/(losses) (realized/unrealized):
Included in earnings	(341)	[1]	(699)	[2]	(3,566)	[3]	(4,620)	[3]
Included in other comprehensive income	-		(1,247)		-		-
Purchases and issuances	-		17,214		-		112,026
Settlements	-		(40,845)		-		-
Sales	(635,954)		(116,555)		(3,738)		-
Paydowns and maturities	(234,143)		(61,381)		(37,369)		(15,318)
Loan foreclosures transferred to other real estate owned	-		-		-		(22,504)
Transfers into Level 3, net	-		-		6,823		-

Ending balance June 30, 2008	880,152		986,593		476,003		352,344

Beginning balance January 1, 2008	2,950,145		869,707		481,327		220,784
Total gains/(losses) (realized/unrealized):
Included in earnings	(248,857)	[1]	(64,774)	[2]	(17,363)	[3]	(14,019)	[3]
Included in other comprehensive income	-		30,858		-		-
Purchases and issuances	43,950		17,214		-		112,026
Settlements	-		(40,845)		-		-
Sales	(1,160,037)		(116,555)		(3,738)		-
Paydowns and maturities	(731,844)		(106,558)		(69,164)		(23,849)
Transfers from loans held for sale to loans held in portfolio	-		-		(79,906)		79,906
Loan foreclosures transferred to other real estate owned	-		-		-		(22,504)
Transfers into Level 3, net	26,795		397,546		164,847		-

Ending balance June 30, 2008	$880,152		$986,593		$476,003		$352,344

The amount of total gains/(losses) for the three months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	($36,623)	[1]	($7,414)	[2]	($4,023)	[3]	($4,620)	[3]

The amount of total gains/(losses) for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	($179,141)	[1]	($32,836)	[2]	($17,453)	[3]	($14,019)	[3]

[1]	Amounts included in earnings are recorded in trading account profits and commissions.
[2]	Amounts included in earnings are recorded in net securities gains/(losses).
[3]	Amounts included in earnings are recorded in mortgage production related income.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables show a reconciliation of the beginning and ending balances during 2008 for fair valued other assets/(liabilities), which are IRLCs on residential mortgage loans held for sale, measured using significant unobservable inputs:

(Dollars in thousands)	Other Assets/ (Liabilities), net

Beginning balance April 1, 2008	$26,350
Included in earnings: [1]
Issuances (inception value)	117,647
Fair value changes	(58,910)
Expirations	(30,616)
Settlements of IRLCs and transfers into closed loans	(45,500)

Ending balance June 30, 2008 [2]	$8,971

Beginning balance January 1, 2008	($19,603)
Included in earnings: [1]
Issuances (inception value)	241,595
Fair value changes	(86,690)
Expirations	(56,767)
Settlements of IRLCs and transfers into closed loans	(69,564)

Ending balance June 30, 2008 [2]	$8,971

1 Amounts included in earnings are recorded in mortgage production related income.

  2 The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to IRLCs still held at June 30, 2008.

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of certain trading assets, loans, loans held for sale, brokered deposits and long-term debt instruments for which the fair value option has been elected. For loans and loans held for sale for which the fair value option has been elected, the tables also include the difference between aggregate fair value and the aggregate unpaid principal balance of loans that are 90 days or more past due, as well as loans in nonaccrual status.

(Dollars in thousands)	Aggregate Fair Value June 30, 2009	Aggregate Unpaid Principal Balance under FVO June 30, 2009	Fair value over/(under) unpaid principal

Trading assets	$240,646	$238,057	$2,589
Loans	434,366	502,204	(67,838)
Past due loans of 90 days or more	4,860	7,173	(2,313)
Nonaccrual loans	55,443	92,435	(36,992)
Loans held for sale	6,573,127	6,562,883	10,244
Past due loans of 90 days or more	1,817	2,496	(679)
Nonaccrual loans	29,368	49,824	(20,457)
Brokered deposits	1,093,017	1,180,962	(87,945)
Long-term debt	3,365,649	3,613,085	(247,436)

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Aggregate Fair Value December 31, 2008	Aggregate Unpaid Principal Balance under FVO December 31, 2008	Fair value over/(under) unpaid principal

Trading assets	$852,300	$861,239	($8,939)
Loans	222,221	247,098	(24,877)
Past due loans of 90 days or more	2,018	2,906	(888)
Nonaccrual loans	46,103	81,618	(35,515)
Loans held for sale	2,392,286	2,408,392	(16,106)
Past due loans of 90 days or more	4,663	7,222	(2,559)
Nonaccrual loans	27,483	47,228	(19,745)
Brokered deposits	587,486	627,737	(40,251)
Long-term debt	7,155,684	6,963,085	192,599

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	2009			2008
(Dollars in thousands)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$3,257,684	$3,257,684	(a)	$6,637,402	$6,637,402	(a)
Trading assets	7,739,197	7,739,197	(b)	10,396,269	10,396,269	(b)
Securities available for sale	19,465,291	19,465,291	(b)	19,696,537	19,696,537	(b)
Loans held for sale	8,031,114	8,040,796	(c)	4,032,128	4,032,128	(c)
Total loans	122,816,176	122,816,176		126,998,443	126,998,443
Interest/credit adjustment	(2,896,000)	(6,170,488)		(2,350,996)	(4,369,121)

Subtotal	119,920,176	116,645,688	(d)	124,647,447	122,629,322	(d)
Market risk/liquidity adjustment	-	(10,299,890)		-	(11,731,290)

Loans, net	$119,920,176	$106,345,798	(d)	$124,647,447	$110,898,032	(d)

Financial liabilities
Consumer and commercial deposits	$113,746,347	$114,184,657	(e)	$105,275,707	$105,770,657	(e)
Brokered deposits	4,519,752	4,563,471	(f)	7,667,167	7,586,427	(f)
Foreign deposits	535,372	535,372	(f)	385,510	385,510	(f)
Short-term borrowings	8,075,272	8,063,062	(f)	9,479,750	9,479,750	(f)
Long-term debt	18,842,460	17,628,293	(f)	26,812,381	25,878,644	(f)
Trading liabilities	2,348,851	2,348,851	(b)	3,240,784	3,240,784	(b)

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

(b)

Securities available for sale, trading assets, and trading liabilities are generally valued based on quoted market prices or, if quoted market prices are not available, on quoted market prices of similar instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require under then-current market conditions.

(c)

Loans held for sale are generally valued based on observable current market prices or, if quoted market prices are not available, on quoted market prices of similar instruments. In instances when significant valuation assumptions are not readily observable in the market, instruments are valued based on the best available data in order to approximate fair value. This data may be internally-developed and considers risk premiums that a market participant would require under then-current market conditions.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of approximately 97% and 98% on the loan portfolio’s net carrying value as of June 30, 2009 and December 31, 2008, respectively. The value derived from origination rates likely does not represent an exit price due to the current distressed market conditions; therefore, an incremental market risk and liquidity discount, was subtracted from the initial value to reflect the illiquid and distressed market conditions as of June 30, 2009 and December 31, 2008, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The carrying amount of accrued interest approximates its fair value. The value of long-term customer relationships is not permitted under U.S. GAAP to be included in the estimated fair value.

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

Note 16 – Contingencies

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

In September 2008, STRH and STIS entered into an “agreement in principle” with the Financial Industry Regulatory Authority (“FINRA”) related to the sales and brokering of ARS by STRH and STIS regardless whether any claims have been asserted by the investor. This agreement is non-binding and is subject to the negotiation of a final settlement. At this time there is no final settlement with FINRA, and FINRA has resumed its investigation. Notwithstanding that fact, the Company announced in November 2008 that it would move forward with ARS purchases from essentially the same categories of investors who would have been covered by the original term sheet with FINRA. Additionally, the Company has elected to purchase ARS from certain other investors not addressed by the agreement. The total par amount of ARS the Company expects to purchase as of June 30, 2009 is approximately $729 million. As of June 30, 2009, the Company has repurchased approximately 72% of the securities it intends to repurchase. The fair value of ARS purchased pursuant to the pending settlement is approximately $196.0 million and $133.1 million in trading securities and $141.9 million and $48.2 million in available for sale securities, at June 30, 2009 and December 31, 2008, respectively. The Company has reserved for the remaining probable loss pursuant to the provisions of SFAS No. 5 that could be reasonably estimated to be approximately $51.4 million and $99.4 million at June 30, 2009 and December 31, 2008, respectively. The remaining loss amount represents the difference between the par amount and the estimated fair value of the remaining ARS that the Company believes it will likely purchase from investors. This amount may change by the movement in fair market value of the underlying investment

Notes to Consolidated Financial Statements (Unaudited)-Continued

and therefore, can be impacted by changes in the performances of the underlying obligor or collateral as well as general market conditions. The total gain relating to the ARS agreements recognized during the six months ended June 30, 2009 was approximately $6.1 million, compared to a loss recognized during the year ended December 31, 2008 of $177.3 million. These amounts are comprised of trading gains or losses on probable future purchases, trading losses on ARS classified as trading securities that were purchased from investors, securities gains on calls and redemptions of available for sale securities that were purchased from investors, and estimated fines levied against STRH and STIS by various federal and state agencies. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

Note 17 - Business Segment Reporting

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

Corporate and Investment Banking serves clients in the large and middle corporate markets. The Corporate Banking Group generally serves clients with greater than $750 million in annual revenue and is focused on selected industry sectors: consumer and retail, diversified, energy, financial services, technology, and healthcare. The Middle Market Group generally serves clients with annual revenue ranging from $100 million to $750 million and is more geographically focused. Through SunTrust Robinson Humphrey, Corporate and Investment Banking provides an extensive range of investment banking products and services to its clients, including strategic advice, capital raising, and financial risk management. These investment banking products and services are also provided to Commercial and Wealth & Investment Management clients. In addition, Corporate and Investment Banking offers traditional lending, leasing, treasury management services, and institutional investment management to its clients.

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

Wealth and Investment Management provides a full array of wealth management products and professional services to both individual and institutional clients. Wealth and Investment Management’s primary businesses include Private Wealth Management (“PWM”) (brokerage and individual wealth management), GenSpring Family Offices LLC (“GenSpring”), Institutional Investment Solutions (“IIS”), and RidgeWorth.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended June 30, 2009
(Dollars in thousands)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,029,155	$32,253,683	$52,231,995	$8,983,274	$24,486,225	$496,138	$176,480,470
Average total liabilities	93,321,598	14,553,976	4,431,976	11,281,031	31,032,184	(65,994)	154,554,771
Average total equity	-	-	-	-	-	21,925,699	21,925,699

Net interest income	$582,824	$82,361	$203,287	$73,086	$93,860	$54,239	$1,089,657
Fully taxable-equivalent adjustment (FTE)	9,067	18,812	-	5	3,542	2	31,428

Net interest income (FTE)[1]	591,891	101,173	203,287	73,091	97,402	54,241	1,121,085
Provision for loan losses[2]	262,436	77,468	447,859	12,457	961	161,000	962,181

Net interest income after provision for loan losses	329,455	23,705	(244,572)	60,634	96,441	(106,759)	158,904
Noninterest income	342,297	204,318	304,411	184,585	52,532	(16,468)	1,071,675
Noninterest expense	722,952	130,156	359,595	208,969	122,863	(16,563)	1,527,972

Income/(loss) before provision/(benefit) for income taxes	(51,200)	97,867	(299,756)	36,250	26,110	(106,664)	(297,393)
Provision/(benefit) for income taxes[3]	(38,553)	35,297	(112,970)	13,767	23,349	(38,419)	(117,529)

Net income/(loss) including income attributable to noncontrolling interest	(12,647)	62,570	(186,786)	22,483	2,761	(68,245)	(179,864)
Net income attributable to noncontrolling interest	-	-	1,306	-	2,290	-	3,596

Net income/(loss)	($12,647)	$62,570	($188,092)	$22,483	$471	($68,245)	($183,460)

	Three Months Ended June 30, 2008
	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,764,863	$30,901,406	$56,541,867	$8,952,572	$20,106,646	$281,414	$175,548,768
Average total liabilities	87,375,132	14,832,184	3,004,923	10,112,261	42,158,806	(143,802)	157,339,504
Average total equity	-	-	-	-	-	18,209,264	18,209,264

Net interest income	$637,568	$58,177	$191,657	$80,436	$37,436	$151,442	$1,156,716
Fully taxable-equivalent adjustment (FTE)	8,524	15,236	-	9	4,489	(2)	28,256

Net interest income (FTE)[1]	646,092	73,413	191,657	80,445	41,925	151,440	1,184,972
Provision for loan losses[2]	108,891	319	212,626	2,547	(1,449)	125,093	448,027

Net interest income after provision for loan losses	537,201	73,094	(20,969)	77,898	43,374	26,347	736,945
Noninterest income	362,294	157,807	118,282	268,603	508,863	(2,839)	1,413,010
Noninterest expense	653,547	137,795	298,649	283,293	4,889	(2,831)	1,375,342

Income/(loss) before provision/(benefit) for income taxes	245,948	93,106	(201,336)	63,208	547,348	26,339	774,613
Provision/(benefit) for income taxes[3]	70,848	44,184	(80,738)	22,167	168,527	6,072	231,060

Net income/(loss) including income attributable to noncontrolling interest	175,100	48,922	(120,598)	41,041	378,821	20,267	543,553
Net income attributable to noncontrolling interest	1	-	479	462	2,250	(1)	3,191

Net income/(loss)	$175,099	$48,922	($121,077)	$40,579	$376,571	$20,268	$540,362

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Six Months Ended June 30, 2009
(Dollars in thousands)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,036,549	$33,522,322	$52,386,526	$8,947,561	$24,170,230	$606,086	$177,669,274
Average total liabilities	91,231,940	14,933,188	4,114,677	10,830,859	34,545,367	(132,339)	155,523,692
Average total equity	-	-	-	-	-	22,145,582	22,145,582

Net interest income	$1,133,874	$159,122	$406,194	$142,863	$184,015	$125,687	$2,151,755
Fully taxable-equivalent adjustment (FTE)	17,860	37,087	-	9	7,330	1	62,287

Net interest income (FTE)[1]	1,151,734	196,209	406,194	142,872	191,345	125,688	2,214,042
Provision for loan losses[2]	481,467	152,538	753,679	22,255	1,337	545,003	1,956,279

Net interest income after provision for loan losses	670,267	43,671	(347,485)	120,617	190,008	(419,315)	257,763
Noninterest income	671,384	363,629	640,362	357,672	180,434	(20,568)	2,192,913
Noninterest expense	1,738,065	282,777	1,158,828	433,306	87,800	(20,781)	3,679,995

Income/(loss) before provision/(benefit) for income taxes	(396,414)	124,523	(865,951)	44,983	282,642	(419,102)	(1,229,319)
Provision/(benefit) for income taxes[3]	(81,856)	45,961	(174,175)	17,246	112,155	(156,778)	(237,447)

Net income/(loss) including income attributable to noncontrolling interest	(314,558)	78,562	(691,776)	27,737	170,487	(262,324)	(991,872)
Net income attributable to noncontrolling interest	-	-	2,176	-	4,579	-	6,755

Net income/(loss)	($314,558)	$78,562	($693,952)	$27,737	$165,908	($262,324)	($998,627)

	Six Months Ended June 30, 2008
	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,165,430	$30,429,411	$57,355,635	$8,861,333	$20,986,512	$434,515	$176,232,836
Average total liabilities	87,431,313	14,534,018	2,811,919	10,171,902	43,179,043	(89,351)	158,038,844
Average total equity	-	-	-	-	-	18,193,992	18,193,992

Net interest income	$1,269,707	$118,420	$380,408	$158,209	$43,357	$326,482	$2,296,583
Fully taxable-equivalent adjustment (FTE)	17,309	29,275	-	17	9,630	-	56,231

Net interest income (FTE)[1]	1,287,016	147,695	380,408	158,226	52,987	326,482	2,352,814
Provision for loan losses[2]	212,448	(57)	400,719	7,663	(913)	388,189	1,008,049

Net interest income after provision for loan losses	1,074,568	147,752	(20,311)	150,563	53,900	(61,707)	1,344,765
Noninterest income	693,514	308,913	265,893	599,331	611,986	(9,125)	2,470,512
Noninterest expense	1,299,091	272,489	558,173	527,173	(20,250)	(9,101)	2,627,575

Income/(loss) before provision/(benefit) for income taxes	468,991	184,176	(312,591)	222,721	686,136	(61,731)	1,187,702
Provision/(benefit) for income taxes[3]	133,145	73,083	(127,223)	80,347	203,050	(11,719)	350,683

Net income/(loss) including income attributable to noncontrolling interest	335,846	111,093	(185,368)	142,374	483,086	(50,012)	837,019
Net income attributable to noncontrolling interest	1	-	921	681	4,500	(1)	6,102

Net income/(loss)	$335,845	$111,093	($186,289)	$141,693	$478,586	($50,011)	$830,917

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Note 18 - Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2009	2008	2009	2008
Comprehensive income:
Net income/(loss)	($183,460)	$540,362	($998,627)	$830,917
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	(4,716)	(751,495)	51,967	(649,700)
Change in unrealized gains (losses) on derivatives, net of taxes	(318,571)	(238,930)	(337,565)	(43,277)
Change related to employee benefit plans	113,259	3,451	136,174	7,763

Total comprehensive income	($393,488)	($446,612)	($1,148,051)	$145,703

The components of AOCI were as follows:

(Dollars in thousands)	June 30 2009	December 31 2008
Unrealized net gain on available for sale securities	$931,613	$887,361
Unrealized net gain on derivative financial instruments	509,550	847,115
Employee benefit plans	(617,177)	(753,351)

Total accumulated other comprehensive income	$823,986	$981,125

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

 This report may contain forward-looking statements. Statements that do not describe historical or current facts, including statements about our ability to comply with new regulatory requirements in the future; future levels of revenues, net interest margin, and credit quality; capital requirements; and statements about beliefs and expectations, are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found beginning on page 6 of our 2008 Annual Report on Form 10-K; in Part II, Item 1A of this report; and elsewhere in our periodic reports and Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”), which are available at the Securities and Exchange Commission’s internet site (http://www.sec.gov). Those factors include: difficult market conditions have adversely affected our industry; current levels of market volatility are unprecedented; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation, or any proposed federal programs, will stabilize the U.S. financial system, and such legislation and programs may adversely affect us; the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 (“EESA”) and its implementing regulations, and actions by the FDIC, cannot be predicted at this time; credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; weakness in the real estate market may adversely affect our reinsurance subsidiary; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business and revenues; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on our common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of residential real estate, increases in unemployment, and the related effects on local economics may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and these require us to make estimates about matters that are uncertain; changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; we may enter into transactions with off-balance sheet affiliates or our subsidiaries; and we are subject to market risk associated with our asset management and commercial paper conduit businesses.

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under four business segments: Retail and Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Household Lending. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services. As of June 30, 2009, we had 1,692 full-service branches, including 310 in-store branches, and continue to leverage technology to provide customers the convenience of banking on the Internet, through 2,695 automated teller machines, and via twenty-four hour telebanking.

The following analysis of our financial performance for the three and six months ended June 30, 2009 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our 2008 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2009 presentation. In Management’s Discussion and Analysis (“MD&A”), net interest income, net interest margin, and the efficiency ratios are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, we present the following metrics excluding goodwill/intangible impairment charges other than mortgage servicing rights (“MSRs”): total noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average diluted common share. We believe the removal of goodwill/intangible impairment charges other than MSRs is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure allows better comparability with prior periods, as well as with peers in the industry who also provide a similar presentation when applicable. Reconcilements for all non-U.S. GAAP measures are provided on pages 59 through 60.

EXECUTIVE OVERVIEW

The economic recession continued to impact our results in the second quarter, as most economic indicators continued to deteriorate. Notably, the national unemployment rate increased from 8.5% at March 31, 2009 to 9.5% at June 30, 2009, which is up from 7.2% at the end of 2008. Furthermore, the unemployment rate specific to many of our markets exceeds 10%. Additionally, home prices continued to decline, particularly in some of our more significant markets. The Federal Reserve and U.S. government continued to take steps to strengthen the capital of financial institutions, stimulate lending, and inject liquidity into the financial markets. Specifically, the U.S. Treasury continued to issue new debt obligations, with the anticipation of issuing up to $2 trillion in new debt during 2009. In addition, the Federal Reserve continues to actively purchase U.S. Treasury and agency debt securities in an effort to maintain low interest rates. Finally, the U.S. Treasury announced further details, and a commencement date in the 3rd quarter of 2009, surrounding its program to purchase certain assets from financial institutions under the Public-Private Investment Program. In addition to these actions, in the first quarter, the FDIC extended the availability of its Temporary Liquidity Guarantee Program (“TLGP”) to October 31, 2009. It is uncertain how long the recessionary pressures will continue before the U.S. economy shows signs of a sustained recovery; however, some leading economic indicators suggest that the economic environment may remain challenging through the end of this year and into 2010.

Despite the challenging environment, we remain acutely focused on the client, improving service quality and front-line execution, controlling expenses, and managing risk. During the quarter, we experienced positive trends and preliminary signs of improvement in several areas of our core business. While we continue to work through credit and earnings challenges as a result of the weak economy, we experienced strong deposit growth, increasing net interest margin, positive fee income growth in certain areas, continued strong expense management, and lower early stage delinquencies in our loan portfolio. As a result of these positive factors, combined with our enhanced capital position, we believe we have the strength and resources to continue to manage through sustained economic weakness.

The difficult economic environment during 2009 negatively impacted our financial performance during both the second quarter of 2009 and the year to date period. During the second quarter of 2009, we realized a net loss available to common shareholders of $164.4 million, or $0.41 per common share, and for the six months ended June 30, 2009, we recorded a net loss of $1.0 billion available to common shareholders, or $2.77 per common share. The six month period included a $714.8 million, after tax, non-cash goodwill impairment charge. Excluding the first quarter goodwill impairment charge, net loss available to common shareholders was essentially the same in the first and second quarters of 2009. While we are not pleased by these results that were dominated by recession-related pressures, we saw positive trends and preliminary signs of improvement in several areas of our core business during the quarter. In addition, the growth of our allowance for loan losses declined from the prior quarter and grew at the slowest pace over the past five quarters, with the provision for loan losses actually declining when compared to the previous quarter. We continue to be a strong, solid financial institution with enhanced capital, improved liquidity, and bolstered reserves that will allow us to operate successfully in a continued weak economic environment. We remain committed to successfully serving clients, making sound credit decisions, generating loans and deposits, and operating as efficiently as possible. To that end, management remains focused on growing client relationships, prudent lending practices, credit loss mitigation, and operating expense management. These factors remain paramount to successfully navigating the organization through this challenging environment and positioning it well for growth when the current economic cycle turns.

During the second quarter, the federal bank regulatory agencies completed a review, called the Supervisory Capital Assessment Program (“SCAP”), commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve announced the results of the SCAP on May 7, 2009. The Federal Reserve advised us that based on the SCAP review, we presently have and are projected to continue to have Tier 1 capital well in excess of the amount required to be well capitalized through the forecast period under both the baseline scenario and the more adverse-than-expected scenario (“more adverse”) as estimated by the U.S. Treasury. The SCAP’s more adverse scenario represents a hypothetical scenario that involves a recession that is longer and more severe than consensus expectations and results in higher than expected credit losses, but is not a forecast of expected losses or revenues. The Federal Reserve advised us that based on the more adverse scenario that we needed to adjust the composition of our Tier 1 capital by increasing the Tier 1 common equity portion by $2.2 billion. This increase would satisfy the requirement that we have a sufficient mix of common equity as a percentage of Tier 1 capital if the more adverse scenario materialized, to serve as a buffer against higher losses than generally expected, and allow us to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize. In addition, the common equity increase prescribed by the Federal Reserve is necessary to maintain Tier 1 common equity at 4% of risk weighted assets under the more adverse scenario, as specified by a new regulatory standard that was introduced as part of the stress test.

During the second quarter, in response to the SCAP, we successfully completed our capital plan and initiatives, generating $2.3 billion of capital and exceeding the target of $2.2 billion established by the Federal Reserve. The transactions utilized to raise the capital included the issuance of common stock, the purchase of certain preferred stock and hybrid debt securities, and the sale of Visa Class B shares. These capital raising transactions increased Tier 1 common equity by $2.1 billion and were the driving factor in the increase in our Tier 1 common equity ratio to 7.34% at June 30, 2009 compared to 5.83% at December 31, 2008. At June 30, 2009, we have completed all required capital initiatives and believe additional capital increases will be achieved through a combination of lower losses and higher earnings than projected by SCAP. As a result of the successful capital plan and initiatives, we have the ability and desire to repay the U.S. government for funds borrowed in the form of preferred stock issued by us under the Troubled Asset Relief Program (“TARP”). However, our repayment of TARP funds is predicated on approval by our primary regulator, the Federal Reserve; the timing and criteria of such approval is currently uncertain. See additional discussion of SCAP and the capital plan and initiatives in the “Capital Resources” section of this MD&A.

Our capital and liquidity remained strong during the quarter as evidenced by the increase in our capital ratios and growth in deposits. The total average equity to total average assets ratio was 12.42% which was relatively flat compared to the prior quarter but increased 119 points from year end. Our Tier 1 common equity ratio improved to 7.34% from 5.83% at both March 31, 2009 and December 31, 2008. In addition, our Tier 1 capital ratio increased from the first quarter by 121 basis points to 12.23%, which is also a 136 basis point increase from 10.87% at December 31, 2008. These improvements were the result of the capital raised during the quarter, as well as lower risk weighted assets from a reduction in unfunded commitments. We also have substantial available liquidity as the inflows of high quality deposits and longer term financing sources have largely been retained in cash and invested in high quality government-backed securities. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.

In the second quarter, average loans declined $1.2 billion, or 1.0%, compared to the first quarter and declined $3.5 billion, or 2.7%, compared to the fourth quarter of 2008. The decline is primarily due to weak loan demand for products that we typically retain on our balance sheet, as a result of the low level of long-term interest rates and a shift in consumer demand to fixed rate government agency mortgage products. We remain focused on extending credit to qualified borrowers as businesses and consumers work through the current economic downturn. Despite this reduction, new loan originations, commitments, and renewals of commercial and consumer loans were approximately $27 billion during the quarter and $50 billion since year end, with residential mortgage originations leading the way. The decline in the loan portfolio was offset by a similar increase in loans held for sale.

During the second quarter, we increased average consumer and commercial deposits by $6.0 billion, or 5.6%. Compared to the fourth quarter of 2008, average consumer and commercial deposits increased $11.3 billion, or 11.0%. Growth has occurred in all deposit products with money market and demand deposit accounts increasing the most. This record level of growth was driven by the industry-wide trend of seeking the security of bank deposits; however, we believe our improved products and pricing, elevated focus on client service, and the “Live Solid. Bank Solid.” brand advertising specifically assisted us in attracting new clients and expanding existing relationships. Further, through an intense focus on improved execution, we have been successful in improving client satisfaction, acquisition, and retention. Additionally, as a result of the increase in these core deposits, we have been able to reduce our exposure to foreign deposits and higher-cost brokered deposits by $3.0 billion, or 37.2%, since year end. While we continued to see solid growth in core deposits during the second quarter, it appears to have moderated somewhat, causing us to believe that it may further moderate in the second half of this year as the macro economy changes. As of June 30, 2009, total consumer and commercial deposits were a record $113.7 billion.

The allowance for loan losses increased $545.0 million from year end and $161.0 million compared to March 31, 2009, increasing to 2.37% of total loans, up 51 basis points from year end. The increase in the allowance for loan and lease losses was attributable to further deterioration in the housing market and credit quality due to increasing economic stress in the commercial market. The majority of the increase in the allowance for loan and lease losses related to home equity lines, specific reserves for residential developers, primarily construction, and specific reserves for larger corporate loans. The provision for loan losses was $962.2 million, which is a 3.2% decrease when compared to the first quarter and essentially flat compared to the fourth quarter of 2008. Net charge-offs increased to $801.1 million in the second quarter of 2009 compared to $610.1 million in the first quarter. Contributing to the increase in net charge-offs was $116.2 million in charge-offs related to fraud and denied insurance claims during the current quarter. Annualized net charge-offs were 2.59% of average loans, up from 1.97% in the first quarter of 2009, and 1.04% in the second quarter of 2008. While net charge-offs remain elevated, early stage delinquencies have decreased in almost all loan categories in the past two quarters relative to their peak at year end. While not a primary driver of the improvement, our proactive mortgage loan modification programs have had a positive influence on these delinquency trends. We continue to employ extensive loan workout programs that are designed to help clients stay in their homes by re-working residential mortgages and home equity loans to achieve payment structures that borrowers can afford. The majority of our credit losses relate to loans secured by residential real estate. However, we are seeing some signs of weakness in our commercial client base related to stress on their revenues and overall profitability, particularly those in cyclical industries that are more directly impacted by the current recessionary conditions. We have implemented numerous loss mitigation efforts and are working to effectively manage elevated levels of nonperforming loans. Our nonperforming and restructured loans have increased from prior quarter and from year end levels as a result of the continued worsening of the recession. The increase in nonperforming loans was mainly due to an increase in residential mortgage and real estate construction loans, as well as larger commercial borrowers in economically sensitive industries. See additional discussion of credit and asset quality in the “Loans”, “Allowance for Loan and Lease Losses”, “Provision for Loan Losses”, and “Nonperforming Assets” sections of this MD&A.

Net interest income, on a fully taxable equivalent basis, increased $28.1 million, or 2.6%, compared to the first quarter due to lower deposit pricing and improved funding mix as a result of increased core deposits that facilitated a reduction in higher cost deposits and long-term debt. As a result, our net interest margin increased in the second quarter to 2.94% from 2.87% during the first quarter. In the second half of 2009, loan and deposit pricing and deposit volume are the primary opportunities to generating margin expansion while primary risks of margin compression relate to the expectation that nonperforming assets will continue to rise while loan demand will remain sluggish as a result of the continued recession. Noninterest income declined $49.6 million, or 4.4%, during the second quarter, most notably due to securities losses and mark to market losses on our fair value debt and related hedges carried at fair value. However, these losses overshadowed the underlying revenue improvement in our core business revenues as seen in deposit service charges, card fees, trust income, and record investment banking income. Mortgage production income for the second quarter remained strong at $165.4 million, but declined versus the first quarter due to a 12% decrease in the volume of locked loans. Additionally, mortgage production margins declined by approximately 20% versus the historically high level in the first quarter, and mortgage repurchase losses increased by $36 million. Noninterest expense declined $624.1 million, or 29.0%, from the first quarter primarily as a result of the $751.2 million non-cash goodwill impairment charge recorded in the first quarter. When excluding the goodwill impairment charge, the second quarter noninterest expense still increased, primarily due to pro-cyclical items such as the FDIC special assessment, pension, and credit expenses, as well as debt extinguishment losses as a result of our capital initiatives. Excluding these items, noninterest expense decreased during the quarter, which is a result of our continued vigilance on expense management. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Selected Quarterly Financial Data	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share data) (Unaudited)	2009	2008	2009	2008
Summary of Operations
Interest, fees and dividend income	$1,693.3	$2,066.4	$3,422.6	$4,324.7
Interest expense	603.6	909.7	1,270.8	2,028.1

Net interest income	1,089.7	1,156.7	2,151.8	2,296.6
Provision for loan losses	962.2	448.0	1,956.3	1,008.0

Net interest income after provision for loan losses	127.5	708.7	195.5	1,288.6
Noninterest income	1,071.7	1,413.0	2,193.0	2,470.5
Noninterest expense	1,528.0	1,375.3	3,680.1	2,627.6

Income/(loss) before provision/(benefit) for income taxes	(328.8)	746.4	(1,291.6)	1,131.5
Net income attributable to noncontrolling interest	3.6	3.2	6.8	6.1
Provision/(benefit) for income taxes	(148.9)	202.8	(299.8)	294.5

Net income/(loss)	($183.5)	$540.4	($998.6)	$830.9

Net income/(loss) available to common shareholders	($164.4)	$530.0	($1,039.8)	$811.5

Net interest income - FTE	$1,121.1	$1,185.0	$2,214.0	$2,352.8
Total revenue - FTE	2,192.8	2,598.0	4,407.0	4,823.3
Total revenue - FTE excluding securities (gains)/losses, net [5]	2,217.7	2,048.2	4,428.5	4,334.1

Net income per average common share:
Diluted	(0.41)	1.52	(2.77)	2.33
Basic	(0.41)	1.52	(2.77)	2.33
Dividends paid per average common share	0.10	0.77	0.20	1.54
Book value per common share	36.16	49.56
Tangible book value per common share [7]	23.41	29.04
Market price:
High	20.86	60.80	30.18	70.00
Low	10.50	32.34	6.00	32.34
Close	16.45	36.22	16.45	36.22

Selected Average Balances
Total assets	$176,480.5	$175,548.8	$177,669.3	$176,232.8
Earning assets	153,177.2	152,483.0	153,780.3	152,743.3
Loans	124,123.5	125,191.9	124,725.1	124,227.5
Consumer and commercial deposits	113,527.5	101,727.0	110,537.9	101,447.6
Brokered and foreign deposits	6,608.4	15,068.3	7,010.6	15,268.4
Total shareholders’ equity	21,925.7	18,209.3	22,145.6	18,194.0

Average common shares - diluted (thousands)	399,242	349,783	375,429	348,927
Average common shares - basic (thousands)	399,242	348,714	375,429	347,647

Financial Ratios (Annualized)
Return on average total assets	(0.42)%	1.24%	(1.13)%	0.95%
Return on average assets less net unrealized securities gains [3]	(0.41)	0.42	(1.15)	0.57
Return on average common shareholders’ equity	(3.95)	12.04	(12.39)	9.22
Return on average realized common shareholders’ equity [4]	(4.02)	4.32	(13.10)	5.95
Net interest margin	2.94	3.13	2.90	3.10
Efficiency ratio [1]	69.68	52.94	83.60	54.48
Tangible efficiency ratio [2]	69.05	50.45	65.98	52.70
Total average shareholders’ equity to average assets	12.42	10.37	12.46	10.32
Tangible equity to tangible assets [6]	9.75	6.34

Capital Adequacy
Tier 1 common equity	7.34%	5.41%
Tier 1 capital	12.23	7.47
Total capital	15.31	10.85
Tier 1 leverage	11.02	7.54

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2009	2008	2009	2008
Reconcilement of Non U.S. GAAP Financial Measures
Net income/(loss)	($183.5)	$540.4	($998.6)	$830.9
Securities (gains)/losses, net of tax	15.4	(345.9)	13.3	(308.2)

Net income /(loss) excluding net securities (gains)/losses	(168.1)	194.5	(985.3)	522.7
Coke stock dividend, net of tax	(10.9)	(14.7)	(21.9)	(29.5)

Net income/(loss) excluding net securities (gains)/losses
Coke stock dividend	(179.0)	179.8	(1,007.2)	493.2
Preferred dividends, Series A	5.6	5.1	10.6	12.1
U.S. Treasury preferred dividends	66.5	-	132.8	-
Distributed and undistributed earnings on unvested shares	(1.8)	5.3	(12.8)	7.3
Gain on tender of Series A preferred stock	89.4	-	89.4	-

Net income/(loss) available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	($159.9)	$169.4	($1,048.4)	$473.8

Efficiency ratio [1]	69.68%	52.94%	83.60%	54.48%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(0.63)	(2.49)	(17.62)	(1.78)

Tangible efficiency ratio [2]	69.05%	50.45%	65.98%	52.70%

Total average assets	$176,480.5	$175,548.8	$177,669.3	$176,232.8
Average net unrealized securities gains	(1,506.5)	(2,296.0)	(1,424.3)	(2,374.9)

Average assets less net unrealized securities gains	$174,974.0	$173,252.8	$176,245.0	$173,857.9

Total average common shareholders’ equity	$16,699.7	$17,709.3	$16,920.7	$17,694.0
Average accumulated other comprehensive income	(745.2)	(1,488.3)	(784.5)	(1,510.9)

Total average realized common shareholders’ equity	$15,954.5	$16,221.0	$16,136.2	$16,183.1

Return on average total assets	(0.42)%	1.24%	(1.13)%	0.95%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	0.01	(0.82)	(0.02)	(0.38)

Return on average total assets less net unrealized securities gains [3]	(0.41)%	0.42%	(1.15)%	0.57%

Return on average common shareholders’ equity	(3.95)%	12.04%	(12.39)%	9.22%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.07)	(7.72)	(0.71)	(3.27)

Return on average realized common shareholders’ equity [4]	(4.02)%	4.32%	(13.10)%	5.95%

Net interest income	$1,089.7	$1,156.7	$2,151.8	$2,296.6
FTE adjustment	31.4	28.3	62.2	56.2

Net interest income - FTE	1,121.1	1,185.0	2,214.0	2,352.8
Noninterest income	1,071.7	1,413.0	2,193.0	2,470.5

Total revenue - FTE	2,192.8	2,598.0	4,407.0	4,823.3
Securities (gains)/losses, net	24.9	(549.8)	21.5	(489.2)

Total revenue - FTE excluding securities (gains)/losses, net [5]	$2,217.7	$2,048.2	$4,428.5	$4,334.1

Total shareholders’ equity	$22,953.2	$18,023.1
Goodwill	(6,213.2)	(7,056.0)
Other intangible assets including MSRs	(1,468.3)	(1,395.0)
MSRs	1,322.3	1,193.5

Tangible equity	16,594.0	10,765.6

Total assets	$176,735.0	$177,232.7
Goodwill	(6,314.4)	(7,056.0)
Other intangible assets including MSRs	(1,517.5)	(1,442.1)
MSRs	1,322.3	1,193.5

Tangible assets	$170,225.4	$169,928.1

Tangible equity to tangible assets [6]	9.75%	6.34%
Tangible book value per common share [7]	$23.41	$29.04

Table 1

Selected Quarterly Financial Data, continued

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions) (Unaudited)	2009	2008	2009	2008
Reconcilement of Non U.S. GAAP Financial Measures
Total noninterest expense	$1,528.0	$1,375.3	3,680.1	2,627.6
Goodwill/intangible impairment charges other than MSRs	-	45.0	751.2	45.0

Total noninterest expense excluding goodwill/intangible impairment charges other than MSRs[8]	$1,528.0	1,330.3	$2,928.9	2,582.6

Net income/(loss)	($183.5)	$540.4	(998.6)	830.9
Goodwill/intangible impairment charges other than MSRs, after tax	-	27.3	723.8	27.3

Net income/(loss) excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($183.5)	$567.7	($274.8)	$858.2

Net income/(loss) available to common shareholders	($164.4)	$530.0	(1,039.8)	811.5
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	27.0	714.8	27.0

Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($164.4)	$557.0	($325.0)	$838.5

Net income/(loss) per average common share, diluted	($0.41)	$1.52	(2.77)	2.33
Impact of excluding goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	0.07	(1.91)	0.07

Net income/(loss) per average diluted common share, excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($0.41)	$1.59	($0.86)	$2.40

1 Computed by dividing noninterest expense by total revenue-FTE. The efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

2 SunTrust presents a tangible efficiency ratio which excludes the amortization/impairment of intangible assets other than MSRs. The Company believes this measure is useful to investors because, by removing the effect of intangible asset costs (the level of which may vary from company to company), it allows investors to more easily compare the Company’s efficiency to other companies in the industry. This measure is utilized by management to assess the efficiency of the Company and its lines of business.

3 Computed by dividing annualized net income, excluding tax effected net securities gains/losses and the Coke stock dividend, by average assets less net unrealized gains/losses on securities. The Company uses this information internally to gauge its actual performance by industry. The Company believes that the return on average assets less the net unrealized securities gains is more indicative of the Company’s return on assets because it more accurately reflects the return on the assets that are related to the Company’s core businesses which are primarily customer relationship and customer transaction driven.

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

5SunTrust presents total revenue- FTE excluding realized securities (gains)/losses, net. The Company believes noninterest income without net securities (gains)/losses is more indicative of the Company’s performance because it isolates income that is primarily customer 6 relationship and customer transaction driven and is more indicative of normalized operations.

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

7SunTrust presents a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. The Company believes this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare the Company’s book value on common stock to other companies in the industry. This measure is also used by management to analyze capital adequacy.

8SunTrust presents noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average common diluted share that excludes the impairment charge on goodwill. The Company believes this measure is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, management uses this measure internally to analyze performance.

Table 2

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid

	Three Months Ended
	June 30, 2009			June 30, 2008
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)
Assets
Loans:[1]
Real estate 1-4 family	$29,388.0	$437.0	5.95%	$32,113.4	$507.0	6.32%
Real estate construction	6,448.6	52.6	3.27	11,471.9	149.5	5.24
Real estate home equity lines	15,808.9	130.8	3.32	14,980.1	195.8	5.26
Real estate commercial	15,774.9	163.1	4.15	13,876.7	192.8	5.59
Commercial - FTE[2]	38,599.0	458.9	4.77	37,600.1	501.4	5.36
Credit card	977.8	17.4	7.10	816.0	5.4	2.62
Consumer - direct	5,127.6	50.6	3.96	4,382.4	63.4	5.82
Consumer - indirect	6,498.8	103.2	6.37	7,437.2	115.9	6.27
Nonaccrual and restructured	5,499.8	10.7	0.78	2,514.1	7.5	1.20

Total loans[1]	124,123.4	1,424.3	4.60	125,191.9	1,738.7	5.59
Securities available for sale:
Taxable	16,479.9	186.7	4.53	11,769.6	186.0	6.32
Tax-exempt - FTE[2]	1,009.6	13.8	5.47	1,057.5	16.0	6.05

Total securities available for sale - FTE[2]	17,489.5	200.5	4.59	12,827.1	202.0	6.30
Funds sold and securities purchased under agreements to resell	825.6	0.6	0.27	1,331.1	6.7	2.00
Loans held for sale	6,547.3	72.4	4.42	5,148.5	72.5	5.63
Interest-bearing deposits	25.0	0.1	1.01	21.4	0.2	3.77
Interest earning trading assets	4,166.4	26.8	2.58	7,963.0	74.5	3.76

Total earning assets	153,177.2	1,724.7	4.52	152,483.0	2,094.6	5.52
Allowance for loan and lease losses	(2,684.0)			(1,828.7)
Cash and due from banks	4,188.8			3,070.1
Other assets	16,867.4			17,186.1
Noninterest earning trading assets	3,424.6			2,342.4
Unrealized gains on securities available for sale, net	1,506.5			2,295.9

Total assets	$176,480.5			$175,548.8

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$22,768.4	$26.2	0.46%	$21,762.4	$62.5	1.15%
Money market accounts	31,251.3	85.5	1.10	26,031.8	116.7	1.80
Savings	3,662.2	2.4	0.26	3,939.1	3.9	0.40
Consumer time	17,366.8	132.6	3.06	16,726.7	165.2	3.97
Other time	13,904.7	106.1	3.06	11,921.1	118.8	4.01

Total interest-bearing consumer and commercial deposits	88,953.4	352.8	1.59	80,381.1	467.1	2.34
Brokered deposits	6,315.3	46.0	2.88	11,135.4	93.4	3.32
Foreign deposits	293.1	0.1	0.12	3,932.9	19.3	1.95

Total interest-bearing deposits	95,561.8	398.9	1.67	95,449.4	579.8	2.44
Funds purchased	2,199.2	1.1	0.20	2,792.5	13.5	1.92
Securities sold under agreements to repurchase	2,698.9	1.3	0.20	5,388.4	21.8	1.60
Interest-bearing trading liabilities	453.1	4.9	4.35	849.2	6.6	3.12
Other short-term borrowings	2,576.2	3.6	0.56	2,650.6	13.1	1.99
Long-term debt	20,049.8	193.8	3.88	22,298.6	274.8	4.96

Total interest-bearing liabilities	123,539.0	603.6	1.96	129,428.7	909.6	2.83
Noninterest-bearing deposits	24,574.1			21,345.9
Other liabilities	4,491.6			5,046.4
Noninterest-bearing trading liabilities	1,950.1			1,518.6
Shareholders’ equity	21,925.7			18,209.2

Total liabilities and shareholders’ equity	$176,480.5			$175,548.8

Interest Rate Spread			2.56%			2.69%

Net Interest Income - FTE [3]		$1,121.1			$1,185.0

Net Interest Margin[4]			2.94%			3.13%

1Interest income includes loan fees of $36.4 million and $33.1 million in the three month periods ended June 30, 2009 and June 30, 2008, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $31.4 million and $28.3 million in the three month periods ended June 30, 2009 and June 30, 2008, respectively.

3Derivative instruments used to help balance our interest sensitivity position increased net interest income by $100.6 million and increased net interest income by $46.4 million in the three month periods ended June 30, 2009 and June 30, 2008, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Table 2

Consolidated Daily Average Balances, Income/Expense

and Average Yields Earned and Rates Paid, continued

	Six Months Ended
	June 30, 2009			June 30, 2008
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$29,665.1	$888.5	5.99%	$32,276.7	$1,028.4	6.37%
Real estate construction	6,910.0	112.6	3.28	11,961.1	339.3	5.70
Real estate home equity lines	15,857.5	263.4	3.35	14,791.6	430.0	5.85
Real estate commercial	15,558.0	321.3	4.16	13,494.9	394.0	5.87
Commercial - FTE[2]	38,897.2	912.3	4.73	36,987.3	1,040.6	5.66
Credit card	975.0	35.5	7.28	795.2	8.3	2.09
Consumer - direct	5,146.0	106.9	4.19	4,222.9	125.9	6.00
Consumer - indirect	6,561.1	208.4	6.40	7,541.3	236.1	6.30
Nonaccrual and restructured	5,155.2	15.0	0.59	2,156.5	12.9	1.21

Total loans	124,725.1	2,863.9	4.63	124,227.5	3,615.5	5.85
Securities available for sale:
Taxable	16,425.7	386.1	4.70	11,928.3	372.8	6.25
Tax-exempt - FTE[2]	1,040.6	28.5	5.49	1,064.5	32.4	6.09

Total securities available for sale - FTE	17,466.3	414.6	4.75	12,992.8	405.2	6.24
Funds sold and securities purchased under agreements to resell	894.3	1.5	0.33	1,329.0	15.7	2.33
Loans held for sale	5,951.4	134.2	4.51	6,007.1	171.5	5.71
Interest-bearing deposits	25.5	0.2	1.39	21.6	0.5	4.16
Interest earning trading assets	4,717.7	70.5	3.01	8,165.3	172.5	4.25

Total earning assets	153,780.3	3,484.9	4.57	152,743.3	4,380.9	5.77
Allowance for loan and lease losses	(2,518.4)			(1,610.9)
Cash and due from banks	4,092.6			3,118.3
Other assets	17,139.9			17,131.2
Noninterest earning trading assets	3,750.6			2,475.9
Unrealized gains on securities available for sale	1,424.3			2,375.0

Total assets	$177,669.3			$176,232.8

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$22,010.2	$52.3	0.48%	$21,871.7	$164.4	1.51%
Money market accounts	30,289.4	181.9	1.21	25,687.2	271.4	2.12
Savings	3,553.3	4.6	0.26	3,928.1	9.7	0.50
Consumer time	17,303.8	269.6	3.14	16,878.8	353.0	4.21
Other time	13,675.6	213.5	3.15	12,100.8	259.8	4.32

Total interest-bearing consumer and commercial deposits	86,832.3	721.9	1.68	80,466.6	1,058.3	2.64
Brokered deposits	6,658.2	100.6	3.00	11,175.9	216.4	3.83
Foreign deposits	352.4	0.3	0.15	4,092.5	52.9	2.56

Total interest-bearing deposits	93,842.9	822.8	1.77	95,735.0	1,327.6	2.79
Funds purchased	1,868.1	2.0	0.21	2,839.1	35.4	2.47
Securities sold under agreements to repurchase	2,970.7	3.2	0.21	5,638.9	56.9	2.00
Interest-bearing trading liabilities	555.3	11.1	4.02	781.1	12.6	3.25
Other short-term borrowings	3,765.2	8.7	0.47	2,769.1	35.9	2.60
Long-term debt	22,231.6	423.1	3.84	22,553.5	559.7	4.99

Total interest-bearing liabilities	125,233.8	1,270.9	2.05	130,316.7	2,028.1	3.13
Noninterest-bearing deposits	23,705.5			20,981.0
Other liabilities	4,423.3			5,138.4
Noninterest-bearing trading liabilities	2,161.1			1,602.7
Shareholders’ equity	22,145.6			18,194.0

Total liabilities and shareholders’ equity	$177,669.3			$176,232.8

Interest Rate Spread			2.52%			2.64%

Net Interest Income - FTE [3]		$2,214.0			$2,352.8

Net Interest Margin [4]			2.90%			3.10%

1Interest income includes loan fees of $70.6 million and $66.2 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $62.2 million and $56.2. million for the six months ended June 30, 2009 and June 30, 2008, respectively.

3 The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $193.7 million and increased net interest income $80.6 million for the six months ended June 30, 2009 and June 30, 2008, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Fully taxable-equivalent net interest income was $1,121.1 million for the second quarter of 2009, a decrease of $63.9 million, or 5.4%, from the second quarter of 2008. Net interest margin decreased 19 basis points from 3.13% in the second quarter of 2008 to 2.94% in the current period. Earning asset yields declined 100 basis points from 5.52% to 4.52%, while the cost of interest-bearing liabilities decreased 87 basis points. The decrease in net interest income was due primarily to a decline in market interest rates, a reduction of the shareholdings in, and therefore dividends from, the The Coca-Cola Company (“Coke”) and Federal Home Loan Bank (“FHLB”), and an increase in nonperforming loans.

On a sequential quarter basis, net interest margin increased 7 basis points from 2.87% in the quarter ended March 31, 2009. Lower deposit pricing and improved funding mix drove the expansion with increased core deposits facilitating a reduction in higher cost deposits and long-term debt. Yields on earning assets declined 10 basis points from 4.62% in the first quarter of 2009, while the cost of interest-bearing liabilities decreased 17 basis points from 2.13%. The improvement in the margin on a sequential quarter basis was the result of improved deposit pricing, increased core deposits, and decreased broker deposits and long-term debt. Loan and deposit pricing and deposit volume are the primary opportunities to generate additional margin expansion in the second half of 2009, while the primary risks relate to an expectation that nonperforming assets (“NPAs”) will continue to rise and loan demand will remain sluggish.

During the second quarter of 2009, average earning assets increased $0.7 billion, or 0.5%, from the second quarter of 2008. Total loans decreased $1.1 billion, or 0.9%. The decline is attributable to a $5.0 billion, or 43.8% reduction in real estate construction loans, and a $2.7 billion, or 8.5%, reduction in real estate 1-4 family residential loans. The decreases in real estate construction and 1-4 family residential loans were partially offset by increases in the commercial and commercial real estate loan portfolios of $2.9 billion, or 5.6%, as well as a $3.0 billion, or 118.8%, increase in nonperforming and restructured loans. Average loans held for sale were $6.5 billion during the second quarter of 2009, an increase of $1.4 billion, or 27.2%, from the prior year period. The increase in loans held for sale occurred as a result of a 79.1% increase in mortgage loan production. Securities available for sale increased $4.7 billion, or 36.3%, from the second quarter of 2008 due to a $4.5 billion increase in mortgage-backed securities, while interest earning trading assets declined by $3.8 billion, or 47.7%. Despite the decline in trading assets, we have continued to actively use this portfolio as part of our overall asset/liability management; however, the size and nature of trading securities will fluctuate over various economic cycles.

Average consumer and commercial deposits increased $11.8 billion, or 11.6%, in the second quarter of 2009 compared to the second quarter of 2008. This growth consisted of increases of $5.2 billion, or 20.1%, in money market accounts, $3.2 billion, or 15.1%, in demand deposits, $2.6 billion, or 9.2%, in time deposits, and $1.0 billion, or 4.6%, in NOW accounts. Deposit growth is the result of marketing campaigns, competitive pricing, and client’s increased preference for the security of insured deposit products. However, we acknowledge that a portion of the deposit growth is related to the industry-wide flight to safety, seasonality, and reduced client demand for sweep accounts due to the low interest rate environment. Period-end consumer and commercial deposits were $113.7 billion, up 1.2%, compared to March 31, 2009, indicating lower deposit growth towards the end of the second quarter. The overall growth in consumer and commercial deposits allowed for a reduction in other funding sources, including $2.2 billion of long-term debt, $4.8 billion of brokered deposits, $3.6 billion of foreign deposits, and $2.7 billion of securities sold under agreement to repurchase. Overall, average interest-bearing liabilities declined $5.9 billion, or 4.6%. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Competition for deposits remains strong, and as a result, deposit pricing pressure remains across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to balance margin and volume, while still growing our average deposit balances. We continue to believe that we are also benefiting from a number of actions taken to improve marketplace awareness and client service. The “Live Solid. Bank Solid.” branding campaign continues to be very well received and we believe it is helping driving client acquisition. We also continue to refine pricing tactics to be competitive while maintaining deposit rates that are attractive to our clients.

The second quarter of 2009 interest rate environment was characterized by lower rates, yet a steeper yield curve versus the second quarter of 2008. More specifically, the Fed funds target rate averaged 0.25%, a decrease of 183 basis points, the Prime rate averaged 3.25%, a decrease of 183 basis points, one-month LIBOR averaged 0.37%, a decrease of 222 basis points, three-month LIBOR averaged 0.84%, a decrease of 191 basis points, five-year swaps averaged 2.73%, a decrease of 126 basis points, and ten-year swaps averaged 3.50%, a decrease of 102 basis points. Rates paid on deposits, our most significant funding source, tend to track movements in one-month LIBOR, while our fixed rate loan yields tend to track movements in the five-year swap rate. However, due to the competition and customer demands surrounding deposits, deposit pricing has reached an effective floor in some products, as evidenced by the 75 basis point decline in consumer and commercial deposits versus the 222 basis point decline noted in one-month LIBOR.

For the first six months of 2009, net interest income was $2,214.0 million, a decrease of $138.8 million, or 5.9%, from the first six months of 2008. Average earning assets increased $1.0 billion, or 0.7%, during the first six months of 2009 compared to the year earlier period. The $3.4 billion decrease in interest earning trading assets was offset by a $4.5 billion increase in securities available for sale, primarily mortgage-backed securities. The earning asset yield declined 120 basis points from 5.77% for the first six months ended

June 30, 2008 to 4.57% for the six months ended June 30, 2009, primarily as the result of the loss of income on nonperforming loans coupled with the decline in market interest rates, while the cost of interest-bearing liabilities over the same period decreased 108 basis points. This resulted in the net interest margin decreasing 20 basis points from the six months ended 2008 to the same period in 2009.

Average consumer and commercial deposits increased $9.1 billion, or 9.0%, from the six month period ended June 30, 2008 to the six month period ended June 30, 2009. Increases of $4.6 billion, or 17.9%, in money market accounts, $2.7 billion, or 13.0%, in demand deposits, and $2.0 billion, or 6.9%, in time deposits contributed to the growth in deposits. Factors in the year over year increase were the same as those for the increase from the second quarter of 2008 to the second quarter of 2009.

Foregone interest income from nonperforming loans had a negative impact of 19 basis points on net interest margin in both the three and six month periods ended June 30, 2009, as average nonaccrual loans increased $2.4 billion, or 95.7%, and $2.5 billion, or 115.3%, from the three and six month periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2008, there was a negative impact of 11 and 10 basis points, respectively, as a result of nonperforming loans. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Loan and Lease Losses”, “Provision for Loan Losses”, and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

Noninterest Income	Table 3

	Three Months Ended June 30%				Six Months Ended June 30%
(Dollars in millions) (Unaudited)	2009	2008	Change[1]		2009	2008	Change[1]
Service charges on deposit accounts	$210.2	$230.3	(8.7	) %	$416.6	$442.1	(5.8	) %
Mortgage production related income	165.4	63.5	160.5		415.9	149.1	178.9
Mortgage servicing related income	139.7	32.5	329.8		223.0	61.6	262.0
Other charges and fees	127.8	129.6	(1.4)		252.1	256.8	(1.8)
Trust and investment management income	117.0	157.3	(25.6)		233.0	318.4	(26.8)
Card fees	80.5	78.6	2.4		156.2	152.3	2.6
Investment banking income	77.0	61.0	26.2		136.6	116.4	17.4
Retail investment services	55.4	73.8	(24.9)		112.1	146.1	(23.3)
Trading account profits/(losses) and commissions	(30.0)	(49.3)	39.1		77.3	(21.1)	466.4
Gain from ownership in Visa	112.1	-	NM		112.1	86.3	29.9
Gain on sale of businesses	-	29.6	(100.0)		-	119.0	(100.0)
Net gain on sale/leaseback of premises	-	-	-		-	37.0	(100.0)
Other income	41.5	56.3	(26.3)		79.6	117.3	(32.1)
Net securities gains/(losses)	(24.9)	549.8	(104.5)		(21.5)	489.2	(104.4)

Total noninterest income	$1,071.7	$1,413.0	(24.2	) %	$2,193.0	$2,470.5	(11.2	) %

1 NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Income

Noninterest income decreased $341.3 million, or 24.2%, during the second quarter of 2009, compared to the second quarter of 2008 and decreased $277.5 million, or 11.2%, during the first six months of 2009, compared to the same period in 2008. The decreases in both the three and six months ended June 30, 2009 were primarily due to transactional items that did not recur in 2009, offset by an increase in mortgage and capital markets related income and the $112.1 million gain from the sale of Visa Class B shares in connection with our capital plan.

The results for the second quarter of 2008 included a $548.8 million gain on the sale of 10 million shares of Coke common stock and a $29.6 million gain on the sale of First Mercantile Trust, a retirement plan services subsidiary. The results for the first six months of 2008 also included several transaction-related gains that occurred during the first quarter, including a $89.4 million gain on the sale of Lighthouse Investments Partners, a $86.3 million gain on the mandatory redemption of 2 million of our Visa Class B shares as a result of its initial public offering, and a $37.0 million gain on a sale/leaseback transaction consisting of branch properties and office buildings. During the second quarter of 2009, we recorded a $112.1 million gain related to the sale of Visa Class B shares as a result of our strategic decision to sell them as part of our capital plan.

Combined mortgage-related income increased $209.1 million, or 217.8%, compared to the second quarter of 2008 and increased $428.2 million, or 203.2%, during the first six months of 2009, compared to the same period in 2008. Mortgage production-related income increased $101.9 million, or 160.5%, compared to the second quarter of 2008 primarily due to a $7.4 billion, or 79.1%, increase in production volume in addition to higher margins on current production, offset by a $49.0 million increase in losses related to the probable repurchase of mortgage loans that were sold in prior quarters due to alleged breaches of general representations and warranties made when the loans were sold. See additional discussion of the probable loan repurchases in Note 13, “Reinsurance Arrangements and Guarantees” to the Consolidated Financial Statements. Mortgage production-related income increased $266.8 million, or 178.9%, during the first six months of 2009, compared to the same period in 2008, primarily due to a $9.1 billion, or 43.2%, increase in production volume in addition to higher margins on current mortgage production and lower market valuation losses on loans carried at fair value, offset by a $63.8 million increase in losses compared to the same period in 2008 related to the probable loan repurchases. Losses related to repurchase contingencies is expected to remain at elevated levels until the level of repurchase demands decline. The increase in production volume during the three and six month periods was due in large part to increased refinancing activity and we do not expect to maintain this high level of activity.

Mortgage servicing-related income increased $107.2 million, or 329.8%, compared to the second quarter of 2008, primarily due to a $156.9 million recovery of impairment on the MSRs carried at the lower of cost or market, offset by net mark to market losses of $39.6 million on MSRs and related hedges carried at fair value. These mark to market losses includes a $24.1 million loss related to the normal decline in MSR value from the monthly collection of net servicing cash flows. Mortgage servicing-related income increased $161.4 million, or 262.0%, during the first six months of 2009, compared to the same period in 2008, primarily due to a $188.2 million recovery of impairment on the MSRs carried at the lower of cost or market. See “Other Market Risk” within this MD&A for information on our election to record, beginning in 2009, certain MSRs at fair value.

Trading account profits/(losses) and commissions increased $19.3 million, or 39.1%, compared to the second quarter of 2008 due to the increase during the second quarter of 2009 in derivatives and fixed income sales and trading . Also, during the second quarter of 2009, we recorded $96.2 million in mark to market valuation losses on our public debt, net of related hedges, carried at fair value compared to losses of $102.6 million during the same period in 2008.

Trading account profits/(losses) and commissions increased $98.4 million, or 466.4%, during the first six months of 2009, compared to the same period in 2008. The increase during the first six months of 2009 was the result of higher market valuation losses recorded during the same period in 2008 on our investments in certain illiquid asset-backed securities that were acquired during the fourth quarter of 2007 as our exposure to these investments has been substantially reduced through sales, maturities, and write-downs. We recorded $2.4 million in gains on these securities during the six months ended June 30, 2009, compared to $232.4 million in losses recorded during the same period in 2008. During the first six months of 2009, we recorded $16.4 million in mark to market valuation gains on our public debt, net of related hedges, carried at fair value compared to $137.5 million in gains during the same period in 2008. The lower gains during the first six months of 2009, compared to the same period in 2008, were caused by an improvement in the credit spread of our public debt. Capital markets related trading income increased during the first half of 2009, compared to same period in 2008, due in large part to improved equity derivatives and bond trading offset by decreased fixed income derivative performance.

Investment banking income increased $16.0 million, or 26.2%, compared to the second quarter of 2008 and increased $20.2 million, or 17.4%, during the first six months of 2009, compared to the same period in 2008, due to improved bond origination and direct financing revenues in both the first and second quarters of 2009.

Trust and investment management income decreased $40.3 million, or 25.6%, compared to the second quarter of 2008 and decreased $85.4 million, or 26.8%, during the first six months of 2009, compared to the same period in 2008. The decrease during the three and six months ended June 30, 2009 was primarily due to lower fee income attributable to the decline in the equity markets in addition to a decline in income associated with the sale of First Mercantile Trust on May 30, 2008. Retail investment services income decreased $18.4 million, or 24.9%, compared to the second quarter of 2008 and decreased $34.0 million, or 23.3%, during the first six months of 2009, compared to the same period in 2008, due to reduced brokerage activity.

Transaction fee-related income, which includes service charges on deposit accounts, card fees, and other charges and fees, decreased $20.0 million, or 4.6%, compared to the second quarter of 2008, and decreased $26.3 million, or 3.1%, during the first six months of 2009, compared to the same period in 2008, as a result of a reduction in consumer spending and lower non-sufficient fund fees.

Net securities gains/(losses) of ($24.9) million during the second quarter of 2009 included $19.2 million in net losses primarily related to repositioning the available for sale securities that economically hedge the MSRs carried at the lower of cost or market and $5.7 million in other-than-temporary impairment charges on available for sale securities. During the first six months of 2008, we recorded $71.5 million in other-than-temporary impairment charges. As previously discussed, we recognized $548.8 million in securities gains in the second quarter of 2008 from the sale of 10 million shares of Coke stock.

Other income decreased $14.8 million, or 26.3%, compared to the second quarter of 2008, and decreased $37.7 million, or 32.1%, during the first six months of 2009, compared to the same period in 2008. The decline was due to $6.4 million of write-downs on private equity transactions in the second quarter of 2009 combined with $10.4 million of similar write-downs during the first quarter of 2009. Also driving the decline was an $11.1 million loss on the termination of an equipment lease during the second quarter of 2009 along with gains from the first quarter of 2008 that included a $7.6 million gain on the sale of student loans and $7.0 million of income generated by TransPlatinum, which was sold during the first quarter of 2008.

These declines during the first six months of 2009 were offset by a $17.3 million fee related to the termination of a letter of credit in our corporate and investment banking line of business.

Noninterest Expense	Table 4

	Three Months Ended June 30%				Six Months Ended June 30%
(Dollars in millions) (Unaudited)	2009	2008	Change[1]		2009	2008	Change[1]
Employee compensation	$569.2	$607.6	(6.3	) %	$1,142.3	$1,192.3	(4.2	) %
Employee benefits	134.5	104.4	28.8		297.5	234.7	26.8

Total personnel expense	703.7	712.0	(1.2)		1,439.8	1,427.0	0.9
Regulatory assessments	148.7	10.9	NM		196.1	15.3	NM
Outside processing and software	145.4	107.2	35.6		283.7	216.4	31.1
Net occupancy expense	87.2	85.5	2.0		174.6	171.9	1.6
Credit and collection services	66.3	33.7	96.7		114.2	61.6	85.4
Other real estate expense	49.0	24.9	96.8		93.4	37.1	151.8
Equipment expense	43.8	51.0	(14.1)		87.3	103.4	(15.6)
Net loss on debt extinguishment	38.9	-	NM		13.6	11.7	16.2
Operating losses	32.6	44.7	(27.1)		55.2	74.9	(26.3)
Marketing and customer development	30.3	47.2	(35.8)		65.0	102.9	(36.8)
Mortgage reinsurance	24.6	25.0	(1.6)		94.6	32.0	195.6
Postage and delivery	21.0	21.8	(3.7)		42.9	45.0	(4.7)
Communications	16.6	17.1	(2.9)		33.7	35.8	(5.9)
Consulting and legal	14.7	14.7	-		25.9	27.0	(4.1)
Other staff expense	14.4	20.2	(28.7)		36.9	37.2	(0.8)
Amortization/impairment of goodwill/intangible assets	14.0	64.7	(78.4)		781.0	85.5	813.5
Operating supplies	10.5	11.2	(6.2)		19.7	22.3	(11.7)
Visa litigation	7.0	-	NM		7.0	(39.1)	117.9
Other expense	59.3	83.5	(29.0)		115.4	159.7	(27.7)

Total noninterest expense	$1,528.0	$1,375.3	11.1%		$3,680.0	$2,627.6	40.1%

1 NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense increased during the second quarter of 2009 by $152.7 million, or 11.1%, compared to the second quarter of 2008. Contributing to this increase was higher credit-related expenses including credit and collection services increasing $32.6 million and other real estate expense up $24.1 million partially offset by a decline of $12.1 million in operating losses. Additionally, regulatory assessments increased $137.8 million, net loss on extinguishment of debt increased $38.9 million, outside processing and software increased $38.2 million, and pension costs increased $29.4 million. The majority of the remaining expense categories declined in 2009 as we continued our success in managing efficiency and expenses. These declines included decreases in amortization/impairment of goodwill/intangible assets of $50.7 million, employee compensation of $38.4 million, marketing and customer development of $16.9 million, and other expense of $24.2 million. For the six months ended June 30, 2009, noninterest expense increased 40.1% over the same period in 2008. The increase was primarily due to the $751.2 million non-cash goodwill impairment charge recorded in the first quarter of 2009 compared to a $45.0 million impairment charge related to a specific customer intangible asset recognized in the second quarter of 2008. Excluding the impact of the goodwill impairment charge, the growth in noninterest expense was $346.3 million, or 13.4%, during the six month period of 2009 compared to the same period in 2008 which was driven by increased regulatory, credit-related, and other economically cyclical expenses. Included in the first quarter of 2008 was a $39.1 million reversal of a portion of the accrued liability associated with the Visa litigation compared to $7.0 million of expense recorded in the second quarter of 2009. The majority of the remaining expense categories declined in 2009 as we continued our success in managing efficiency and expenses.

Credit-related costs include operating losses, credit and collection services, other real estate expense, and mortgage reinsurance expense. For the three and six months ended June 30, 2009, credit-related expenses increased $44.2 million, or 34.5%, and increased $151.8 million, or 73.8%, compared to the same periods in 2008, respectively. Operating losses decreased $12.1 million, or 27.1%, in the second quarter of 2009 compared to the second quarter of 2008 and decreased $19.7 million, or 26.3%, in the first six months of 2009 compared to the same period in 2008. Prior to the first quarter of 2009, borrower misrepresentation and claim denials were charged to operating losses. Beginning in 2009, we began recording these losses as charge-offs against the allowance for loan losses and the necessary reserves related to these loans were included within the overall allowance for loan losses. See additional discussion in the “Allowance for Loan and Lease Losses” section of this MD&A. Other real estate increased $24.1 million, or 96.8%, in the second quarter of 2009 compared to the second quarter of 2008 and increased $56.3 million, or 151.8%, in the first six months of 2009 compared to the same period in 2008.

Contributing to the growth for the three months ended June 30, 2009 was a $23.3 million increase in valuation reserves on current properties held in inventory, as well as a $9.0 million increase in property expenses, partially offset by net gains on the sale of properties of $8.2 million. For the six months ended June 30, 2009, a $46.6 million increase in valuation reserves on current properties held in inventory and a $21.3 million increase in property expenses, partially offset by net gains of $11.7 million on the sale of properties, contributed to the increase in other real estate expense. Credit and collection services expense increased $32.6 million, or 96.7%, in the second quarter of 2009 compared to the same period in 2008 and increased $52.6 million, or 85.4%, in the first six months of 2009 compared to the same period in 2008 due to increased collection and loss mitigation activity. In addition, the mortgage reinsurance reserve expense, which pertains to our mortgage reinsurance subsidiary, Twin Rivers Insurance Company (“Twin Rivers”), decreased from $25.0 million in the second quarter of 2008 to $24.6 million in the second quarter of 2009 and increased $62.6 million, or 195.6%, in the first six months of 2009 compared to the same period in 2008. On a sequential quarter basis, the mortgage reinsurance expense decreased $45.5 million, or 64.9%, from March 31, 2009 as a result of losses reaching or approaching our loss limits within the trust balances. Twin Rivers’ loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds.

Regulatory assessments expense increased from $10.9 million in the second quarter of 2008 to $148.7 million in the second quarter of 2009 and from $15.3 million in the first six months of 2008 compared to $196.1 million in the same period of 2009. This was primarily due to an increase in FDIC insurance premiums of $137.8 million during the second quarter of 2009 compared to the same period in 2008 and $180.8 million in the first six months of 2009 compared to the first six months of 2008 resulting from an increase in insured deposit balances and premium rates along with a special assessment. The special assessment relates to a $78.2 million charge that the FDIC levied on all banks in the second quarter of 2009.

Amortization/impairment of goodwill/intangible assets decreased $50.7 million in the second quarter of 2009 compared to the second quarter of 2008, which included an impairment charge of $45.0 million related to a specific customer intangible asset recorded in the second quarter of 2008. For the first six months of 2009, amortization/impairment of goodwill/intangible assets increased $695.5 million, or 813.5%. The primary driver of the increase was a non-cash goodwill impairment charge of $751.2 million related to the Household Lending, Commercial Real Estate, and Affordable Housing businesses. The impairment resulted from continued deterioration in real estate markets and the macro economy, which placed downward pressure on the fair value of our mortgage and commercial real estate-related businesses. It reflects the current downturn, which resulted in depressed earnings in these businesses and the significant decline in our market capitalization during the first quarter. The impairment charge has no impact on our regulatory capital and tangible equity ratios.

Personnel expense in the second quarter of 2009 decreased $8.3 million, or 1.2%, from the same period in 2008. Total personnel declined by 3,082 full-time employees since June 30, 2008 causing employee compensation to decrease by $38.4 million, or 6.3%, in the second quarter of 2009 compared to the second quarter of 2008. Personnel expense was also impacted, to a lesser extent, by a decline in incentive expense due to an alignment of discretionary incentive compensation accruals with business performance. However, pension costs increased by $29.4 million due to lower returns on pension assets combined with a decrease in the discount rate used to measure the pension obligation thereby increasing our liability. Alternatively, personnel expense increased $12.8 million, or 0.9%, for the first six months of 2009 when compared to the first six months of 2008 due to the increase in pension costs.

Outside processing and software expense increased $38.2 million, or 35.6%, in the second quarter of 2009 compared to the same period in 2008 and increased $67.3 million, or 31.1%, in the first six months of 2009 compared to the same period in 2008. This was primarily due to our contracting with a third party in the third quarter of 2008 to provide certain check and related processing operations. On a sequential quarter basis, outside processing and software increased $7.0 million, or 5.1%, due to expansion of certain business activities and timing of delivery of services.

Marketing and customer development expense decreased $16.9 million, or 35.8%, in the second quarter of 2009, compared to the same period in 2008 and decreased $37.9 million, or 36.8%, in the first six months of 2009 compared to the same period in 2008. The decrease was due to corporate advertising and donations expense being lower as a result of the contribution of Coke stock to the SunTrust Foundation made in the third quarter of 2008 thus reducing our 2009 contributions.

Net loss on debt extinguishment increased in the second quarter of 2009 compared with the second quarter of 2008 by $38.9 million and by $1.9 million, or 16.2%, in the first six months of 2009 compared to the same period in 2008. Contributing to the increase was a $42.3 million loss from the purchase of hybrid debt securities in connection with the capital plan in the second quarter of 2009 and a $4.4 million loss related to the extinguishment of $3.5 billion of FHLB advances, partially offset by a $7.8 million gain from the retirement of $69.5 million of foreign denominated debt issued under the Global Bank Note Program. Included in the net loss from the tender offer was a $164.9 million loss related to the extinguishment of the forward stock purchase contract associated with the purchase of the hybrid debt securities. Included in the six months ended 2008 was an $11.7 million net loss from the early retirement of debt that was carried at cost.

Other expense decreased $24.2 million, or 29.0%, in the second quarter of 2009 compared to the same period in 2008 and decreased $44.3 million, or 27.7%, in the first six months of 2009 compared to the same period in the prior year due to the decline in operating expenses from the disposition of businesses in the second and third quarters of 2008 as well as a decline in other miscellaneous expenses.

Provision for Income Taxes

The provision for income taxes was a benefit of $149.0 million and an expense of $202.8 million for the three months ended June 30, 2009 and 2008, respectively, representing effective tax rates of (44.8)% and 27.3% during those periods. The provision for income taxes was a benefit of $299.7 million and an expense of $294.5 million for the six months ended June 30, 2009 and 2008, respectively, representing effective tax rates of (23.1)% and 26.2% during those periods. The Company calculated the benefit for income taxes for the three and six months ended June 30, 2009 discretely based on actual year-to-date results. The Company applied an estimated annual effective tax rate to the year-to-date pre-tax earnings to derive the provision for income taxes for the three and six months ended June 30, 2008.

As of June 30, 2009, our gross cumulative unrecognized tax benefits (“UTBs”) amounted to $337.1 million, of which $271.2 million (net of federal benefit) would affect our effective tax rate, if recognized. As of December 31, 2008, our gross cumulative UTBs amounted to $330.0 million. Additionally, we recognized a gross liability of $78.9 million and $70.9 million for interest related to our UTBs as of June 30, 2009 and December 31, 2008, respectively. Interest expense related to UTBs was $3.8 million for the three month period ended June 30, 2009, compared to $20.2 million for the same period in 2008. Interest expense related to UTBs was $11.4 million for the six month period ended June 30, 2009, compared to $24.5 million for the same period in 2008. We continually evaluate the UTBs associated with our uncertain tax positions. It is reasonably possible that the total UTBs could decrease during the next 12 months by approximately $5 million to $30 million due to the completion of tax authority examinations and the expiration of statutes of limitations.

Our federal returns through 2004 have been examined by the Internal Revenue Service (“IRS”) and issues for tax years 1999 through 2004 are still in dispute. An IRS examination of our 2005 and 2006 Federal income tax returns is currently in progress. Generally, the state jurisdictions in which we file income tax returns are subject to examination for a period from three to seven years after returns are filed.

Loan Portfolio by Types of Loans	Table 5

(Dollars in millions) (Unaudited)	June 30 2009	December 31 2008	% Change
Commercial	$37,960.9	$41,039.9	(7.5) %
Real estate:
Residential mortgages	31,989.0	32,065.8	(0.2)
Home equity lines	16,298.2	16,454.4	(0.9)
Construction	8,175.8	9,864.0	(17.1)
Commercial real estate:
Owner occupied	9,349.8	8,758.1	6.8
Investor owned	6,509.3	6,199.0	5.0
Consumer:
Direct	5,121.2	5,139.3	(0.4)
Indirect	6,406.5	6,507.6	(1.6)
Credit card	1,005.5	970.3	3.6

Total loans	$122,816.2	$126,998.4	(3.3) %

Loans held for sale	$8,031.1	$4,032.1	99.2%

Loans

Total loans as of June 30, 2009 were $122.8 billion, a decrease of $4.2 billion, or 3.3%, from December 31, 2008. The decrease was primarily driven by reduced loan demand in the commercial and consumer portfolios and the paydown of real estate construction loans. We believe that our portfolio is well diversified by product, client and geography throughout our footprint, and has relatively low exposure to unsecured consumer loan products.

Residential mortgages were $32.0 billion, or 26.0% of the total loan portfolio, as of June 30, 2009, down slightly from December 31, 2008. The residential mortgage portfolio is comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There are virtually no option (negative amortizing) adjustable rate mortgages (“ARMs”) or subprime loans in the core portfolio. The core mortgage portfolio was $24.6 billion, or 20.0% of total loans, as of

June 30, 2009 and continues to perform reasonably well in light of current market conditions. Delinquency levels decreased modestly in the second quarter of 2009 compared to the fourth quarter of 2008, in part due to loan modifications. The core mortgage portfolio includes $14.9 billion in jumbo mortgages, of which $13.9 billion are ARMs. The remaining $9.7 billion of non jumbo loans includes $4.9 billion in ARMs. The core first mortgage portfolio included $13.2 billion in interest-only ARMs; however, the interest-only period is typically ten years, unlike many interest-only products in the market which have short interest-only periods with early reset dates. The weighted average loan to value (“LTV”) at origination of the core mortgage portfolio was approximately 78%.

Prime second lien mortgages were $3.2 billion, or 2.6% of total loans, as of June 30, 2009 with $3.0 billion insured through third party pool-level insurance. We consider the insurance to be integral to the loan and include probable insurance proceeds in our analysis of the collectability of the loans. Total claims paid during the three and six month periods ended June 30, 2009 under the mortgage insurance arrangement were $38.5 million and $56.9 million, respectively. Claims paid for the same periods in 2008 totaled $7.2 million and $15.9 million, respectively. Under the insurance arrangement, we are exposed to cumulative losses by vintage pool from 5% to 8%, as well as cumulative losses exceeding 10%. Due to deterioration in delinquency rates, most of the pools have reached the first tier insurance stop loss limit. As of June 30, 2009, we had fully reserved for our exposure in the 5% to 8% loss layer. Should default levels remain at their current elevated levels it is possible that the losses could exceed the 10% insurance stop loss limit. In addition, we continue to experience claim denials on certain loans. See “Allowance for Loan and Lease Losses” section of this MD&A for a discussion of losses related to borrower misrepresentation and denied claims.

Home equity loans comprise $2.1 billion, or 1.7% of total loans, as of June 30, 2009 and have a 75% weighted average combined LTV at origination. Approximately 33% of the home equity loan balances are in a first lien position. Lot loans were $1.2 billion, or approximately 0.9% of total loans, as of June 30, 2009. These portfolios continue to show increasing levels of nonaccrual loans; however, we continue to work with our customers to mitigate potential losses. Alt-A first lien loans were $0.7 billion, or approximately 0.6% of total loans, as of June 30, 2009. Losses on the Alt-A first lien portfolio are mitigated by the low weighted average LTV of 76.8% at origination. Alt-A second lien loans totaled $0.2 billion with a weighted average combined LTV of 97.2% at origination. It should be noted that Alt-A firsts and seconds and lot loans have declined to less than 2% of the total loan portfolio.

The commercial loan portfolio decreased $3.1 billion, or 7.5%, from December 31, 2008 and comprises 30.9% of total loans at June 30, 2009. The primary reason for the decrease was reduced loan demand and working capital needs reflecting the general decline in the economy, as well as improved access to capital markets. However, average loan balances were augmented in the second quarter by over $1 billion due to disruption in the variable rate demand note market. It is likely that this situation is temporary, placing some additional downward pressure on commercial loan balances in future periods. See additional discussion in the “Liquidity Risk” section of this MD&A. The portfolio is diversified by industry and geography; however, a few cyclical industries that typically experience decline during general business downturns are showing some signs of stress.

The commercial real estate portfolio was $15.9 billion, or 12.9% of total loans, an increase of $902.0 million, or 5.7%, from December 31, 2008. The increase was attributable to the natural migration of loans maturing from the construction real estate loan portfolio into mini-perm or permanent financing. This portfolio includes both owner-occupied and income producing collateral, with approximately 59% being owner occupied properties. The primary source of loan repayment for owner-occupied properties is business income and not real estate operations, which diversifies the risk and sources of repayment. We typically underwrite commercial construction projects to credit standards that are more stringent than historical commercial mortgage-backed securities guidelines.

The construction portfolio was $8.2 billion, or 6.7% of total loans, at June 30, 2009, a decrease of $1.7 billion, or 17.1%, from December 31, 2008. The construction portfolio consists of $1.3 billion of residential construction to perm loans, $1.6 billion of residential construction loans, $2.1 billion of commercial construction loans, $2.1 billion of acquisition and development loans, and $1.1 billion of undeveloped land loans. We have reduced the level of risk in the construction portfolio by aggressively managing our construction exposure. This reduction is evident from the $5.6 billion, or 40.7%, decline in outstanding balances since December 2007. Commercial related construction loans represent 25.5% of the total construction portfolio and continue to perform well. Overall performance of residential construction related loans remained weak. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We have strict limits and have exposure caps on specific projects and borrowers for risk diversification. In some cases, the maturity date of certain residential real estate related loans, namely construction and lot loans, has been extended as a result of market delays in completing the build-out phase of the home. These borrowers continue to perform; consequently, the loans remain on accruing status. It is possible that these borrowers could experience varying degrees of financial difficulties, resulting potentially in more significant loan modifications.

The home equity line portfolio was $16.3 billion, or 13.3% of total loans, as of June 30, 2009, which is relatively unchanged from December 31, 2008, and it has an approximate weighted average combined LTV at origination of 73%. Third party originated home equity lines continue to perform poorly; however, only 10.4% of the home equity lines were originated through that channel. We have eliminated origination of home equity product through third party channels, eliminated greater than 85% LTV originations, implemented market specific LTV guidelines in certain declining markets, and have been reducing line commitments in higher risk situations. We continue to enhance our collections and default management processes and where possible, reduce outstanding line commitments; however, we expect the home equity line portfolio to continue to show elevated nonaccrual and charge-off levels in the near future. From a risk management perspective, there is virtually no line availability remaining in higher risk segments (i.e., lines originated by third parties and lines in Florida exceeding 80% current LTV).

The indirect consumer portfolio was $6.4 billion, or 5.2% of total loans, at June 30, 2009, down $101.1 million, or 1.6%, from December 31, 2008. This portfolio primarily consists of automobile loans generated through dealerships. The decrease is largely attributable to the slowdown in automobile sales and our specific decision to reduce exposure in this portfolio. This portfolio is experiencing a reduced level of charge-offs compared to fourth quarter of 2008 and is benefiting from lower fuel prices, stabilized used car values, and natural turnover into newly underwritten vintages.

The direct consumer portfolio was $5.1 billion, or 4.2% of total loans, at June 30, 2009, down $18.1 million from December 31, 2008. Student loans, which are mostly government supported, made up $3.1 billion, or 60.8%, of the direct consumer portfolio. This portfolio also consists of loans and lines to individuals for personal or family uses.

The increase in loans held for sale of $4.0 billion, or 99.2%, is due primarily to higher levels of mortgage loan originations.

Summary of Loan and Lease Losses Experience	Table 6

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions) (Unaudited)	2009		2008		2009		2008
Allowance for loan and lease losses balance - beginning of period	$2,735.0		$1,545.3		$2,351.0		$1,282.5
Allowance from acquisition of GB&T	-		158.7		-		158.7
Provision for loan losses	962.2		448.0		1,956.3		1,008.0

Charge-offs
Commercial	(156.0)		(41.4)		(297.0)		(74.9)
Real estate:
Home equity lines	(197.1)		(94.9)		(358.0)		(193.5)
Construction	(85.8)		(35.4)		(168.2)		(58.6)
Residential mortgages	(325.1)		(126.0)		(510.3)		(235.2)
Commercial real estate	(2.6)		(0.5)		(4.6)		(0.8)
Consumer loans:
Direct	(13.5)		(7.9)		(22.4)		(18.2)
Indirect	(32.9)		(43.1)		(82.2)		(86.0)
Credit cards	(22.6)		(6.3)		(39.8)		(11.1)

Total charge-offs	(835.6)		(355.5)		(1,482.5)		(678.3)

Recoveries
Commercial	6.5		6.9		15.6		12.3
Real estate:
Home equity lines	5.0		5.7		8.8		8.0
Construction	3.3		0.2		4.5		0.3
Residential mortgages	4.7		1.6		8.0		2.9
Commercial real estate	(0.2)		-		-		0.2
Consumer loans:
Direct	1.7		2.1		3.9		4.5
Indirect	12.8		16.0		29.3		29.6
Credit cards	0.6		0.4		1.1		0.7

Total recoveries	34.4		32.9		71.2		58.5

Net charge-offs	(801.2)		(322.6)		(1,411.3)		(619.8)

Balance - end of period	$2,896.0		$1,829.4		$2,896.0		$1,829.4

Average loans	$124,123.4		$125,191.9		$124,725.1		$124,227.5
Quarter-end loans outstanding	122,816.2		125,824.8
Ratios:
Allowance to period-end loans	2.37%		1.46
Allowance to nonperforming loans	53.8		77.0
Allowance to net charge-offs (annualized)	0.9	x	1.4	x	1.0	x	1.5	x
Net charge-offs to average loans (annualized)	2.59%		1.04%		2.28%		1.00%
Provision to average loans (annualized)	3.11		1.44		3.16		1.63
Recoveries to total gross charge-offs	4.1		9.3		4.8		8.6

Allowance for Loan and Lease Losses

We continuously monitor the credit quality of our loan portfolio and maintain an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable and estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate ALLL. In addition to the review of credit quality through ongoing credit review processes, we employ a variety of modeling and estimation techniques to measure credit risk and construct an appropriate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing significant risk elements in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at the point in time being reviewed. The multiple factors evaluated include net charge-off trends, collateral values and geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, and economic trends. These credit quality factors are incorporated into various loss estimation models and tools utilized in our ALLL process or are qualitatively considered in evaluating the overall reasonableness of the ALLL. The factors that have the greatest quantitative impact on the estimated ALLL tend to be recent net charge-off trends, delinquency rates, and loss severity levels (i.e., collateral values), as these factors tend to be contemporaneous in nature, as well as have a pervasive impact on the applicable loan pools, while factors such as nonperforming or restructured loans tend to have a more isolated impact on subsets of loans in the loan pools. Also impacting the ALLL is the estimated incurred loss period, which tends to be approximately one year for consumer-related loans and between one and one-quarter to three years for wholesale-related loans. During periods of economic stress, the incurred loss period tends to contract. The ALLL process excludes loans measured at fair value in accordance with SFAS No. 159 as subsequent mark to market adjustments related to loans measured at fair value include a credit risk component.

At June 30, 2009, the ALLL was $2,896.0 million, which represented 2.37% of period-end loans not carried at fair value. This compares with an ALLL of $1,829.4 million, or 1.46% of period-end loans not carried at fair value, as of June 30, 2008. The increase in ALLL reflects, among other items, decreasing home prices and increasing level of delinquencies, nonperforming loans, and net charge-offs in the residential real estate-related portions of the loan portfolio and credit quality deterioration due to increasing economic stress in the commercial market. Future changes in the ALLL will depend significantly on these credit quality indicators, which are highly influenced by the broader economy. See additional discussion of our expectations for future levels of credit quality in the “Provision for Loan Losses” and “Nonperforming Assets” sections of this MD&A. The majority of the increase in the allowance for loan losses related to home equity lines, specific reserves for residential developers, primarily construction, and specific reserves for larger commercial loans. In the first quarter of 2009, we began classifying losses associated with borrower misrepresentation and insurance claim denials in the ALLL. Previously, these fraud-related losses were recorded in operating losses within noninterest expense and, as of year end, we had reserved $206.9 million related to these losses in other liabilities. These losses are now being recorded in the ALLL since we believe that borrower credit-related issues due to the deteriorating economic environment have become the predominant contributor to the losses. Realized losses on these loans are reflected as charge-offs.

Our ALLL framework has two basic elements: specific allowances for loans individually evaluated for impairment and a component for pools of homogeneous loans not individually evaluated. The first element of the ALLL analysis involves the estimation of allowances specific to individual impaired loans including accruing and nonaccruing restructured loans. In this process, specific allowances are established for larger commercial impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. As of June 30, 2009, the specific allowance related to impaired loans that were individually evaluated as well as restructured loans (both accruing and nonaccruing) totaled $458.0 million. This compares with the specific allowance related to impaired loans of $148.7 million as of December 31, 2008. The increase in ALLL associated with impaired loans individually evaluated is primarily driven by deterioration in loans to residential builders, several large commercial credits within the Corporate and Investment Banking (“CIB”) line of business, as well as the increase in restructured loans due to the increase in loan modifications and increased default rates and loss severities on these loans.

The second element of the ALLL, the general allowance for homogeneous loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical net charge-off experience and expected losses. Expected losses are based on estimated probabilities of default and loss given default derived from our internal risk rating process. These baseline factors are developed and applied to the various loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data. These influences may include elements such as changes in credit underwriting, concentration risk, and/or recent observable asset quality trends. We continually evaluate our ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time. As of June 30, 2009, the general allowance totaled $2,437.0 million. This compares with general allowance totaling $2,202.4 million as of December 31, 2008. The increase was primarily driven by declining home prices and the associated deterioration in credit quality of the residential mortgage and home equity portfolios, loans to residential builders, and by deterioration in credit quality in the CIB loan pool.

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

Net charge-offs for the quarter ended June 30, 2009 were $801.2 million, an increase of $478.6 million from the second quarter of 2008. The increase in net charge-offs reflects the effects of the housing crisis and related economic downturn. The largest increases were seen in the residential mortgage (up $196.0 million), home equity (up $102.9 million) and residential construction (up $47.3 million) portfolios. Despite not having subprime consumer real estate loans, lower residential real estate values and recessionary economic conditions have affected borrowers of higher credit quality. Commercial net charge-offs for the second quarter of 2009 increased $115.0 million compared to the second quarter of 2008 driven by relatively fewer, but larger credits in unrelated, economically sensitive industries as well as small businesses. Net charge-offs in the second quarter of 2009 were $191.1 million higher than the first quarter of 2009. Of this increase, $99.2 million was due to the change in practice during 2009 to record mortgage-related borrower misrepresentations as charge-offs while prior to 2009 they were recorded in operating losses in the Consolidated Statements of Income/(Loss). Excluding the classification change, net charge-offs increased $91.9 million; primarily driven by higher losses on residential mortgage loans and home equity lines of credit.

We monitor delinquencies in our loan portfolios as they are indicative of future loss levels. Early stage delinquencies (30 – 89 days past due), improved 27 basis points from December 31, 2008 to 1.54% of total loans at June 30, 2009 with improvement in nearly all consumer and mortgage products; credit cards being the principal exception. The majority of this improvement is due to our extensive loss mitigation efforts and improvement in borrower payment trends, and a contributing factor to the improvement in mortgage-related early stage delinquencies relates to loan modifications. Commercial loan delinquencies improved 9 basis points to 0.27% of commercial loans at June 30, 2009, while commercial real estate worsened 22 basis points to 0.85% of commercial real estate loans at June 30, 2009. Real estate construction improved 77 basis points to 3.36% of real estate construction loans at June 30, 2009.

The ratio of the ALLL to total nonperforming loans decreased to 53.8% as of June 30, 2009 from 77.0% as of June 30, 2008. The decline in this ratio was due to a $2.9 billion increase in nonperforming loans compared to the second quarter of 2008, driven primarily by increases in residential mortgage and real estate construction nonperforming loans, partially offset by the increase in the ALLL. The increase in nonperforming loans was driven primarily by deteriorating economic conditions and declining home values in most markets that we serve as well as home builders and commercial loans in economically sensitive businesses. We write down residential nonperforming loans to the expected value of the underlying collateral, less estimated selling and holding costs as measured at the time the loan has been classified nonperforming for 60 days. Declines, if any, in the collateral value of the nonperforming loans subsequent to the initial charge-off are recognized as additional charge-offs upon foreclosure. The charge-off is applied against the ALLL; therefore, the relationship between ALLL and nonperforming loans becomes less correlated since the carrying value of such charged-off nonperforming loans has already recognized losses that are estimated to be realized at that point in time. Another factor that mitigates the decrease in the ALLL to nonperforming loans ratio is that most of the nonperforming loans have some amount of net residual value; therefore, while the entire loan must be classified as nonperforming, only the amount of estimated losses that has not already been charged-off would be captured in the ALLL. This issue highlights the importance of understanding the product mix of nonperforming loans and the related charge-off practices.

The reserve for unfunded commitments was $28.6 million and $27.5 million as of June 30, 2009 and December 31, 2008, respectively. Lending commitments such as letters of credit and binding unfunded loan commitments are assessed similarly to funded wholesale loans except utilization assumptions are considered. The reserve for unfunded lending commitments is included in other liabilities on the Consolidated Balance Sheets with changes to the reserves recorded in noninterest expense.

Provision for Loan Losses

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate ALLL. The analysis includes the evaluation of impaired loans as prescribed under SFAS No. 114 and SFAS No. 118 and pooled loans and leases as prescribed under SFAS No. 5. Provision for loan losses for the three month period ended June 30, 2009 totaled $962.2 million, an increase of $514.2 million, or 114.8%, from the second quarter of 2008. The provision for loan losses was $161.0 million more than net charge-offs of $801.2 million for the second quarter of 2009. The increase in the provision for loan losses was due to deteriorating asset quality conditions in the wholesale and residential related portfolios, as well as the recording of certain fraud-related losses in the allowance for loan losses. See additional discussion in the “Allowance for Loan and Lease Losses” section of this MD&A. The annualized net charge-offs to average loans ratio was 2.59% and 1.04% as of June 30, 2009 and 2008, respectively. The increase was largely due to higher net charge-offs in the commercial, residential mortgage, home equity, and construction portfolios. A downturn in residential real estate prices has negatively affected the entire industry, including higher credit quality products and borrowers. Commercial net charge-offs increased during the current quarter driven by relatively fewer, but larger credits in unrelated economically sensitive industries. Total provision for loan losses decreased $31.9 million from the first quarter of 2009 and the quarter over quarter increase in the ALLL decreased $223.0 million from $384.0 million during the first quarter to $161.0 million during the second quarter. The slower growth in ALLL as compared to the prior two quarters is indicative of the declining rate of deterioration exhibited during the quarter in many of the loan portfolios. We expect net charge-offs and the provision for loan losses to remain at elevated levels until we experience a sustained improvement in the credit quality of the loan portfolio. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Loan and Lease Losses” and “Nonperforming Assets” sections of this MD&A.

Nonperforming Assets	Table 7

(Dollars in millions) (Unaudited)	June 30 2009	December 31 2008	% Change
Nonperforming Assets
Nonaccrual/nonperforming loans:
Commercial	$716.5	$322.0	122.5%
Real estate:
Construction	1,613.2	1,276.8	26.3
Residential mortgages	2,529.2	1,847.0	36.9
Home equity lines	311.2	272.6	14.2
Commercial real estate	284.5	176.6	61.1
Consumer loans	49.4	45.0	9.8

Total nonaccrual/nonperforming loans	5,504.0	3,940.0	39.7
Other real estate owned (“OREO”)	588.9	500.5	17.7
Other repossessed assets	72.1	15.9	353.5

Total nonperforming assets	$6,165.0	$4,456.4	38.3%

Ratios:
Nonperforming loans to total loans	4.48%	3.10%
Nonperforming assets to total loans plus
OREO and other repossessed assets	4.99	3.49

Restructured loans (accruing)	$925.0	$462.6
Accruing loans past due 90 days or more	1,410.6	1,032.3

Nonperforming Assets

Nonperforming assets totaled $6.2 billion as of June 30, 2009, an increase of $1.7 billion, or 38.3%, from December 31, 2008. Nonperforming loans as of June 30, 2009 were $5.5 billion, an increase of $1.6 billion, or 39.7%, from December 31, 2008. Of this total increase, nonperforming residential mortgage loans represented $682.2 million, real estate construction loans represented $336.4 million, commercial loans represented $394.5 million, home equity lines represented $38.6 million, and commercial real estate loans represented $107.9 million. On a sequential quarter basis, nonperforming assets increased $918.7 million, or 17.5%, and nonperforming loans increased $863.0 million, or 18.6%. The quarterly increase in nonperforming loans was primarily driven by increases in residential mortgages, up $351.2 million, commercial loans, up $316.4 million, and construction loans, primarily homebuilders, up $145.1 million. Residential mortgages and home equity lines represent 51.6% of nonaccruals. The increases in nonperforming assets is largely related to the housing correction and related decline in the values of residential real estate. We anticipate nonaccrual loans to continue increasing until we experience sustained improvement in the delinquency level of our loan portfolios as well as improvement in the housing market. The nonperforming assets balance is also affected by the time it takes to complete the foreclosure process, especially in judicial jurisdictions. We have noted an increase in the amount of time it takes us to foreclose upon residential real estate collateral in certain states, primarily Florida, which we believe is primarily due to delays in the judicial foreclosure process. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible; despite these efforts, it is likely we will realize additional losses on these nonperforming assets in the future.

Over half the nonperforming loans are residential mortgages and home equity lines of credit. Nonperforming residential mortgages are primarily collateralized by one-to-four family residential properties. Approximately 85% of the nonperforming loans relate to properties in our footprint; 50% of such nonperforming loans are in Florida. Approximately one-third of the nonperforming residential mortgages have been on nonaccrual status for at least six months. Approximately $310.0 million of the Alt-A portfolio loans were nonperforming at June 30, 2009. The Alt-A portfolio is comprised of approximately 75% in first lien positions and approximately 25% in second lien positions at June 30, 2009. The weighted average original LTV of the first lien positions was 76.8%. For the Alt-A second lien positions, the weighted average original combined LTV was 97.2%. Approximately 56% of the nonperforming home equity lines were from lines originated by third parties, lines in Florida with combined LTVs greater than 80%, or lines in other states with combined LTVs greater than 90%. Beginning in 2006, we tightened the underwriting standards applicable to many of the residential loan products offered.

Nonaccrual construction loans were $1.6 billion, an increase of $336.4 million, or 26.3%, from December 31, 2008. Approximately 92% of the nonperforming construction loans are secured by residential real estate; specifically, $321 million construction to perm, $446 million residential construction, and $718 million in residential land, acquisition, and development properties. Beginning in September 2007, underwriting standards were tightened for new loan originations in the construction to perm portfolio. Performance of these nonperforming loans is adversely influenced by concentrations in Florida real estate.

Nonaccrual commercial loans were $716.5 million, up $394.5 million, or 122.5%, from December 31, 2008. The increase was driven primarily by loans to larger commercial borrowers in more cyclical industries. Nonaccrual commercial real estate loans increased by $107.9 million, or 61.1%, to $284.5 million compared to December 31, 2008. The composition of the nonaccruals is approximately proportionate to the split of owner occupied and investor owned loans.

In order to maximize the collection of loan balances, we evaluate accounts that experience financial difficulties on a case-by-case basis to determine if their terms should be modified. The modification could relate to interest rate or repayment terms. Accruing loans with modifications that are deemed to be economic concessions are reported as restructured. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to restructured until certain criteria are met for removal from the restructured classification.

Accruing restructured loans were $925.0 million at June 30, 2009, an increase of $462.4 million, or 100.0%, from December 31, 2008. These loans are primarily residential related and are being restructured in a variety of ways to help our clients remain in their homes and mitigate potential additional loss to us. The primary restructuring methods offered to our clients are reductions in interest rates and extensions in terms. Not all restructurings will ultimately result in the complete collection of principal and interest, as modified. We anticipate that some of the restructured loans will default, which could result in incremental losses to us. The level of re-defaults will be affected by future economic conditions.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended June 30, 2009 and 2008, this amounted to $10.7 million and $7.5 million, respectively. During the first six months of 2009 and 2008, this amounted to $15.0 million and $12.9 million, respectively. For the three months ended June 30, 2009 and 2008, estimated interest income of $84.5 million and $52.4 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the first six months of 2009 and 2008, estimated interest income of $159.7 million and $87.9 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

As of June 30, 2009, accruing loans past due ninety days or more increased by $378.3 million, or 36.6%, from December 31, 2008 to $1.4 billion. Included in this accruing loan population are $720.3 million and $493.7 million of loans at June 30, 2009 and December 31, 2008, respectively, that have been sold to the Government National Mortgage Association (“GNMA”) and are fully insured. When loans are sold to GNMA, we retain an option to repurchase the loans when they become delinquent. As such, we are required to record these loans on our balance sheet when our option becomes exercisable, although it is not our current intent to exercise our option to repurchase such loans. Also included in the accruing loans past due ninety days or more as of June 30, 2009 are approximately $400 million of student loans that are guaranteed by the U.S. Government at various levels between 97% and 100%.

OREO as of June 30, 2009 was $588.9 million, an increase of $88.4 million, or 17.7%, from December 31, 2008. The growth represents a $177.1 million increase in the commercial/wholesale portfolio due to the level of residential-related properties, primarily construction and land developments, acquired through foreclosure offset by a net decrease of $88.7 million in the residential mortgage portfolio. The amount of inflows and outflows has increased over the past several quarters as nonperforming loans migrate through the resolution process. Most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprise 52% and 37%, respectively, of OREO; the remainder relates to commercial and other properties. Upon foreclosure, these properties were re-evaluated and if necessary, written down to their then current estimated net realizable value (estimated sales price less selling and holding costs); further declines in home prices could result in additional losses on these properties. We are actively managing these foreclosed assets to minimize future losses. See additional discussion of OREO-related costs in the “Noninterest Expense” section of this MD&A.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Trading Assets and Liabilities	Table 8

(Dollars in millions) (Unaudited)	June 30 2009	December 31 2008
Trading Assets
Debt securities:
U.S. Treasury and federal agencies	$1,012.6	$3,127.6
U.S. states and political subdivisions	94.5	159.1
Corporate debt securities	450.7	585.8
Commercial paper	2,436.3	399.6
Residential mortgage-backed securities - agency	119.9	58.6
Residential mortgage-backed securities - private	21.1	38.0
Collateralized debt obligations	232.1	261.5
Other debt securities	41.1	813.2

Total debt securities	4,408.3	5,443.4
Equity securities	174.7	116.8
Derivative contracts	3,047.5	4,701.8
Other	108.7	134.3

Total trading assets	$7,739.2	$10,396.3

Trading Liabilities
Debt securities:
U.S. Treasury and federal agencies	232.0	440.4
Corporate and other debt securities	189.6	146.8

Total debt securities	421.6	587.2
Equity securities	8.2	13.3
Derivative contracts	1,919.0	2,640.3

Total trading liabilities	$2,348.8	$3,240.8

Trading Assets and Liabilities

Trading assets include loans, investment securities, and derivatives that relate to capital markets trading activities by acting as broker/dealer on behalf of our clients and investment securities and derivatives that are periodically acquired for corporate balance sheet management purposes. All trading assets and liabilities are carried at fair value as required under U.S. GAAP or due to our election under SFAS No. 159. Trading account profits/(losses) and commissions on the Consolidated Statements of Income/(Loss) are primarily comprised of gains and losses on certain assets and liabilities carried at fair value. For additional information regarding trading account profits/(losses) and commissions, refer to “Noninterest Income” within this MD&A. Additionally, see Note 15, “Fair Value Election and Measurement”, to the Consolidated Financial Statements for additional information regarding financial instruments carried at fair value.

Trading assets decreased $2.7 billion, or 25.6%, since year end. This decrease was primarily driven by the sale in the first quarter of 2009 of approximately $2.0 billion of our agency trading portfolio that consisted of FHLB floating rate notes. The sale of these securities was done primarily to reduce low yielding securities in an effort to improve the tangible common equity to tangible asset ratio and net interest margin, as well as to reduce our exposure to the FHLB system.

Derivative assets and liabilities decreased during the first six months of 2009 by $1.7 billion and $721.3 million, respectively. Of this decrease, $1.2 billion of the assets and $413.8 million of the liabilities was driven by the movements in fair values of interest rate based derivatives including $184.1 million in terminated interest rate swaps on FHLB advances that were repaid in the first quarter of 2009. The remaining decrease in assets and liabilities was primarily due to the termination of TRS, and to a lesser extent, changes in fair value of cross currency hedges on foreign denominated debt.

Commercial paper (“CP”) increased $2.0 billion from $399.6 million at December 31, 2008 to $2.4 billion at June 30, 2009. The increase is due to our purchase of CP from Three Pillars, our off-balance sheet asset-backed CP conduit. We purchased certain amounts of Three Pillars’ overnight CP as a result of S&P’s downgrade of Three Pillars to A-2 during the second quarter. This purchase was done at estimated market rates, on a discretionary and non-contractual basis. See additional discussion of the downgrade to Three Pillars and our actions taken as a result of the downgrade in the “Liquidity Risk” section of this MD&A. See Note 7, “Transfers of Financial Assets, Mortgage Servicing Rights, and Variable Interest Entities”, to the Consolidated Financial Statements for additional information regarding Three Pillars.

Other debt securities decreased $772.1 million during the first six months of 2009. Of this decrease, $601.2 million was the result of unwinding loans as part of the TRS business.

We utilize trading assets and derivatives, primarily interest rate swaps, for balance sheet management purposes that are intended to provide an economic hedge to a portion of the changes in fair value of our publicly-traded debt that is measured at fair value pursuant to our election of the fair value option. As of June 30, 2009, the amount of trading securities outstanding for this purpose was $134.3 million of fixed rate corporate bonds in financial services companies.

Certain ABS were purchased during the fourth quarter of 2007 from affiliates and certain ARS were purchased primarily in the fourth quarter of 2008 and first quarter of 2009. The securities acquired during the fourth quarter of 2007 included SIVs (that are collateralized by various domestic and foreign assets), residential MBS (including Alt-A and subprime collateral), CDO, and commercial loans, as well as super-senior interests retained from Company-sponsored securitizations. During the first six months of 2009, we recognized approximately $2.4 million in net market valuation gains related to these ABS. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by approximately $3.2 billion since the acquisition in the fourth quarter of 2007, reducing the exposure at June 30, 2009 to approximately $213.1 million. During the second quarter of 2009, we received approximately $26.4 million in payments related to securities acquired during the fourth quarter of 2007.

We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential MBS. Approximately three-quarters of the remaining acquired asset portfolio consists of SIVs undergoing enforcement proceedings and, therefore, any significant reduction in the portfolio will largely depend on the status of those proceedings. During the second quarter of 2009, one of our three remaining SIVs liquidated as a result of the completion of enforcement proceedings; this liquidation resulted in a realized gain of $1.8 million, due to the liquidation value being slightly above our recorded fair value, that was recorded in trading account profits/(losses) and commissions in the Consolidated Statements of Income/(Loss). While further losses are possible, our experience during 2008 and the first six months of 2009 reinforces our belief that we have appropriately written these assets down to fair value as of June 30, 2009. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets” included in this MD&A for more information.

The amount of ARS recorded in trading assets at fair value totaled $196.0 million at June 30, 2009 and $133.1 million at December 31, 2008. The majority of these ARS are preferred equity securities, and the remaining securities consist of ABS backed by trust preferred bank debt or student loans.

Securities Available for Sale	Table 9

	June 30, 2009		December 31, 2008
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and federal agencies	$570.2	$579.9	$464.6	$486.1
U.S. states and political subdivisions	989.5	1,004.2	1,018.9	1,037.4
Residential mortgage-backed securities - agency	14,220.4	14,386.4	14,424.5	14,550.1
Residential mortgage-backed securities - private	576.0	439.9	629.2	522.2
Other debt securities	634.8	619.2	302.8	294.2
Common stock of The Coca-Cola Company	0.1	1,439.7	0.1	1,358.1
Other equity securities[1]	995.0	996.0	1,443.1	1,448.4

Total securities available for sale	$17,986.0	$19,465.3	$18,283.2	$19,696.5

[1]

Includes $343.3 million and $493.2 million of Federal Home Loan Bank of Cincinnati and Federal Home Loan Bank of Atlanta stock stated at par value, $360.4 and $360.9 million of Federal Reserve Bank stock stated at par value and $291.0 million and $588.5 million of mutual fund investments stated at fair value as of June 30, 2009 and December 31, 2008, respectively.

Securities Available for Sale

The securities available for sale portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The size of the securities portfolio, at fair value, was $19.5 billion as of June 30, 2009, a decrease of $0.2 billion, or 1.2%, from December 31, 2008. The carrying value of securities available for sale reflected $1.5 billion in net unrealized gains as of June 30, 2009, comprised of a $1.4 billion unrealized gain from our remaining 30.0 million shares of Coke common stock and $39.6 million in net unrealized gains on the remainder of the portfolio.

The average yield on securities available for sale on a fully taxable-equivalent basis for the second quarter of 2009 declined to 4.59% compared to 6.30% in the second quarter of 2008 and 4.91% in the first quarter of 2009 primarily as a result of our net purchase of lower-yielding mortgage-backed securities issued by federal agencies. The portfolio’s effective duration increased to 2.9% as of June 30, 2009 from 2.8% as of December 31, 2008. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.9% suggests an expected price change of 2.9% for a one percent instantaneous change in market interest rates.

The credit quality of the securities portfolio remained strong with approximately 93% of the total securities available for sale portfolio rated AAA, the highest possible rating by nationally recognized rating agencies.

During the second quarter of 2009, we recorded $8.5 million in total OTTI charges on $19.1 million in primarily residual interests and residential mortgage-backed securities, including Alt-A securities. The total impairment includes $5.7 million of credit-related OTTI within net securities gains/(losses) in the Consolidated Statements of Income/(Loss) and $2.8 million of non-credit related OTTI within other comprehensive income. During the second quarter of 2008, we recorded similar charges of $64.1 million primarily related to $264.0 million in residual interests and residential mortgage-backed securities collateralized by loans, including subprime and Alt-A, originated during 2003 and 2004. These impaired securities were valued using third party pricing data, including broker indicative bids, or expected cash flow models.

During the second quarter of 2009, we purchased $1.0 billion and sold $1.2 billion of mortgage-backed securities that were held as part of our risk management strategy designed to economically hedge the MSRs carried at the lower of cost or market, recognizing a $20.0 million loss on those sales.

The amount of ARS recorded in the available for sale securities portfolio totaled $141.9 million as of June 30, 2009 and $48.2 million as of December 31, 2008. Included in ARS are tax-exempt municipal securities in addition to student loan ABS.

Difficult to Value Financial Assets and Liabilities

The broad credit crisis that was triggered by the 2007 subprime loan melt-down intensified throughout 2008 and, as the broader economy continued to worsen, the credit and liquidity markets became dysfunctional. The second half of 2008 was marked by turmoil in the financial sector, with the failure or government induced acquisitions of several large banks and investment banks, increased unemployment, and further declines in real estate values. Additional liquidity adjustments were made on many securities, and wider spreads caused valuing our level 3 financial instruments to become even more difficult. The first half of 2009 saw continued volatility with the credit crisis further eroding liquidity and investor confidence in structured products. Record high mortgage delinquencies and foreclosures led to further downward pressure on residential mortgage backed products. As a result, loss projections used by investors to estimate cash flows of these products to assist in valuing the security nearly doubled, particularly for adjustable rate collateral. Prime fixed collateralized instruments were not impacted as significantly. In addition, we saw a significant increase in the delinquencies and default of commercial loan collateralized instruments, causing valuations for ABS backed by commercial and corporate loans to decline.

Fair value is the estimated price using market-based inputs or assumptions that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes that we own. We are required to consider observable inputs, to the extent available, in the fair value estimation process, unless that data results from forced liquidations or distressed sales. When available, we will obtain third party broker quotes or use observable market assumptions, as these levels of evidence are the strongest support for fair value, absent current market activity in that specific security or a similar security. Despite our best efforts to maximize the use of relevant observable inputs, the current market environment has diminished the observability of trades and assumptions that have historically been available. As such, the degree to which significant unobservable inputs have been utilized in our valuation procedures has increased, largely with respect to certain types of loans and securities. This decrease in observability of market data began in the third quarter of 2007 and continues to persist in many markets in 2009. However, we have begun to observe increased trading activity in certain markets, such as corporate debt markets (both primary and secondary) and the market for small business administration instruments, which has provided corroborating evidence for our estimates of fair value.

The lack of liquidity, as evidenced by significant decreases in the volume and level of activity in certain markets, creates additional challenges when estimating the fair value of certain financial instruments. Generally, the assets and liabilities most affected by the lack of liquidity are those classified as level 3 in the fair value hierarchy. This lack of liquidity has caused us to evaluate the performance of the underlying collateral and use a discount rate commensurate with the rate a market participant would use to value the instrument in an orderly transaction, but that also acknowledges illiquidity premiums and required investor rates of return that would be demanded under current market conditions. The discount rate considered the capital structure of the instrument, market indices, and the relative yields of instruments for which third party pricing information and/or market activity was available. In certain instances, the interest rate and credit risk components of the valuation indicated a full return of expected principal and interest; however, the lack of liquidity resulted in wide ranges of discounts in valuing level 3 securities, sometimes as high as 25% or even greater. The current illiquid markets are requiring discounts of this degree to drive a market competitive yield, as well as account for the anticipated extended tenor. The discount rates selected derived reasonable prices when compared to (i) observable transactions, when available, (ii) other securities on a relative basis, (iii) the bid/ask spread of non-binding broker indicative bids and/or (iv) our professional judgment. For certain securities, particularly non-investment grade MBS, a reasonable market discount rate could not be determined using those methodologies and, therefore, dollar prices were established based on market intelligence.

Pricing services and broker quotes were obtained when available to assist in estimating the fair value of level 3 instruments. The number of quotes we obtained varied based on the number of brokers following a particular security, but we generally attempt to obtain two to four quotes to determine reasonableness and comparability on a relative basis; however, the ability to obtain reasonable and reliable broker quotes or indications continues to be challenging. We gained an understanding of the information used by third party pricing sources to develop their estimated values. The information obtained from third party pricing sources was evaluated and relied upon based on the degree of market transactions supporting the price indications and the firmness of the broker quotes. In most cases, the current market conditions caused the broker quotes to be indicative and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument’s fair value.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments were indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques, but could not otherwise be supported by recent trades due to the illiquidity in the markets. These values were evaluated in relation to other securities, and other broker indications, as well as our independent knowledge of the security’s collateral. We believe that we evaluated all available information to estimate the value of level 3 assets. The continued decline in the amount of third party information available necessitates the further use of internal models when valuing level 3 instruments. All of the techniques used and information obtained in the valuation process provides a range of estimated values, which were evaluated and compared in order to establish an estimated value that, based on management’s judgment, represented a reasonable estimate of the instrument’s fair value. It was not uncommon for the range of value of these instruments to vary widely; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect.

Beginning in the first quarter of 2008, management established a level 3 valuation working group to evaluate the available information pertaining to certain securities and ultimately develop a consensus estimate of the instrument’s fair value. The process involves the gathering of multiple sources of information, including broker quotes, values provided by pricing services, trading activity in other similar securities, market indices, and internal cash flow and pricing matrix estimates. Participation in this working group includes the business or functional area that manages the instrument, market risk, and finance, including the independent price verification function. Pricing estimates are derived on most illiquid instruments weekly and at a minimum monthly, and the working group formally reviews the pricing information at least quarterly. These reviews may include assessing an instrument’s classification in the fair value hierarchy based on the significance of the unobservable assumptions used to estimate the fair value.

For the three and six months ended June 30, 2009, we used significant unobservable inputs to fair value certain trading assets, securities available for sale, portfolio loans accounted for at fair value, interest rate lock commitments (“IRLCs”), loans held for sale, MSRs and certain derivatives. The table below discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Table 10

	As of
(Dollars in millions)	June 30, 2009	December 31, 2008

Trading assets	$2,995.2	$1,391.4
Securities available for sale	1,344.8	1,489.6
Loans held for sale	158.0	487.4
Loans	494.7	270.3
Other intangible assets [1]	641.9	-
Other assets [2]	45.4	73.6

Total level 3 assets	$5,680.0	$3,712.3

Total assets	$176,735.0	$189,138.0

Total assets measured at fair value	$35,141.1	$32,897.2

Level 3 assets as a percent of total assets	3.2%	2.0%
Level 3 assets as a percent of total assets measured at fair value	16.2	11.3

Long-term debt	$-	$3,496.3
Other liabilities 2, [3]	64.7	1.2

Total level 3 liabilities	$64.7	$3,497.5

Total liabilities	$153,781.8	$166,749.9

Total liabilities measured at fair value	$7,029.6	$11,456.5

Level 3 liabilities as a percent of total liabilities	0.0%	2.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	0.9	30.5

[1]	This amount includes MSRs carried at fair value.
[2]	These amounts include IRLCs.
[3]	This amount includes derivative related to sale of Visa shares during the second quarter of 2009.

Securities Available for Sale and Trading Assets

Our level 3 securities available for sale include instruments totaling approximately $1.3 billion at June 30, 2009, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $840.5 million at June 30, 2009. Level 3 trading assets total approximately $3.0 billion at June 30, 2009, which includes the Coke derivative valued at approximately $121.2 million at June 30, 2009. The remaining level 3 securities, both trading assets and available for sale securities, are predominantly CP, interests retained from Company-sponsored securitizations of commercial loans and residential mortgage loans, investments in SIVs, and MBS and ABS collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or for which the value of the underlying collateral is not market observable. We have also increased our exposure to bank trust preferred ABS, student loan ABS, and municipal securities as a result of our purchase of certain ARS as a result of failed auctions. Approximately half of the collateral in the remaining level 3 securities includes direct or repackaged exposure to residential mortgages which is widely spread across prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007.

ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets which has necessitated the use of significant unobservable inputs into our valuations. We classify ARS as securities available for sale or trading securities. As of June 30, 2009, the fair value of ARS purchased is approximately $196.0 million in trading assets and $141.9 million in available for sale securities. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning ARS market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit and, therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

Excluding our purchases of CP, which are discussed below, and net transfers, we saw a slight reduction in our level 3 portfolios during the second quarter of 2009 due to sales and/or continued deterioration in values. At June 30, 2009, we hold SIV assets that are in receivership and are carried at a fair value of approximately $168.3 million. Our holdings of SIV assets decreased by $16.8 million during the second quarter of 2009, due to the liquidation, via auction of the underlying assets, of one of the vehicles in which we held a senior interest. Also, during the second quarter of 2009, we sold our Lehman Brothers corporate bond exposure, which is undergoing bankruptcy proceedings. Thirty-four level 3 ABS and MBS that we own were downgraded during the quarter ended June 30, 2009 due to continued deterioration in the credit quality of the underlying collateral. The fair value of the downgraded securities totaled approximately $303.8 million at June 30, 2009 and includes $254 million of first lien mortgages, approximately $3 million of second lien mortgages, $25 million of trust preferred bank obligations, $0.8 million of student loan ARS, and $21 million of special purpose vehicles (“SPV”) repackaged risk. We recognized additional unrealized losses of approximately $6.5 million for the six months ended June 30, 2009 on these downgraded securities. There is also approximately $76.5 million of unrealized losses related to ten MBS available for sale that were downgraded in the second quarter of 2009. We have evaluated these securities for impairment and believe all contractual principal and interest payments will be received timely for these securities and, therefore, have taken no impairment through earnings. If future performance in the underlying collateral of ABS and MBS further declines, we would anticipate additional downgrades and valuation reductions, as well as OTTI adjustments.

In the second quarter of 2009, we began to purchase CP from Three Pillars, which is a multi-seller commercial paper conduit with which we have certain levels of involvement. This CP has been classified as level 3. The downgrade of Three Pillars’ CP to A-2/P-1 during the three months ended June 30, 2009 caused the volume and level of third party investors for its CP to significantly decrease. Because of this significant decrease, the observability for identical or similar transactions in the market also significantly decreased. As such, in order to estimate the fair values of its CP issuances to us, significant adjustments were required to the most similar asset for which a sufficient level of market observability existed.

Residual and other retained interests classified as securities available for sale or trading securities are valued based on internal models that incorporate assumptions, such as prepayment speeds and estimated credit losses, which are generally not market observable. Generally, we attempt to obtain pricing for our securities from a third party pricing provider or third party brokers who have experience in valuing certain investments. This pricing may be used as either direct support for our valuations or used to validate outputs from our own proprietary models. We evaluate third party pricing to determine the reasonableness of the information relative to changes in market data such as any recent trades we executed, market information received from outside market participants and analysts, and/or changes in the underlying collateral performance. When third party pricing is not available to corroborate pricing information received, we will use industry standard or proprietary models to estimate fair value, and will consider assumptions such as relevant market indices that correlate to the underlying collateral, prepayment speeds, default rates, loss severity rates, and discount rates.

The Asset-backed Securities Indices (“ABX indices”) have a high correlation to subprime, second lien and certain Alt-A exposures, particularly for the direct residential MBS exposure where vintage and collateral type are more easily determined. As such, the dollar prices and corresponding discount margins from the ABX indices are a relevant market data point to consider when estimating the fair value of certain ABS. We will also consider premiums or discounts relative to an index based on information we have obtained from our trades of similar assets and other information made available to us. The use of ABX indices to value certain level 3 ABS was minimal at June 30, 2009 as the size of our exposure to these types of assets has decreased through sales and paydowns or as other market information becomes available to use in estimations of fair value. We also may use ABX indices, as well as other synthetic indices such as the Credit Derivatives Index (“CDX”) and Commercial Mortgage-backed Securities Index (“CMBX”), as a data point to consider when determining the reasonableness of the values of collateral underlying CDO and SIV assets, if relevant.

Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. In many instances, pricing assumptions for level 3 securities may fall within an acceptable range of values. In those cases, we attempt to consider all information to determine the most appropriate price within that range. Improvements may be made to our pricing methodologies on an ongoing basis as observable and relevant information becomes available to us. Sales, trading and settlement activity were largely scarce in the second quarter of 2009 for many of our level 3 securities; however, we maintained consistency in our pricing methodology and processes, and incorporated any relevant changes to the valuation assumptions needed to ensure a supportable fair value for these illiquid securities, based on market conditions at June 30, 2009.

During the second quarter of 2009, we recognized through earnings $7.7 million in net trading and securities gains related to trading assets and securities available for sale classified as level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions result in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macroeconomic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of external factors, including but not limited to economic conditions, the sale of assets under government-sponsored programs, the restructuring of SIVs, and third party sales of securities, some of which could be large-scale.

During the six months ended June 30, 2009, we purchased $215.2 million of level 3 ARS of which $86.1 million was classified as trading securities and $129.1 million was classified as securities available for sale. We redeemed stock in the FHLB of approximately $150.8 million which is classified as level 3 available for sale securities, and had approximately $2.1 billion of net purchases, sales, issuances, settlements, maturities and paydowns on level 3 trading and available for sale securities. We also transferred certain available for sale securities into level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. In addition, we transferred certain trading securities and long-term debt out of level 3. Available for sale securities that were transferred into level 3 consist of municipal bonds for which no observable trading activity exists. The U.S. Treasury and federal agency trading securities that were transferred out of level 3 were Small Business Administration securities for which the volume and level of observable trading activity had significantly decreased in prior quarters, but for which we began to observe limited increases in such activity during the three months ended March 31, 2009 and significant increases in such activity during the three months ended June 30, 2009. This level of activity provided the Company with sufficient market evidence of pricing, such that the Company did not have to make any significant adjustments to observed pricing, nor was the Company’s pricing based on unobservable data. As such, this portfolio was transferred out of level 3.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs and Visa litigation related derivative, discussed below, and the equity forward agreements we entered into related to our investment in Coke common stock, which are level 3 instruments. Because the value of these equity forward agreements are primarily driven by the embedded equity collars on the Coke common shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. The forwards carried scheduled terms of approximately six and a half and seven years from the effective date, and as such, the observable and active options market on Coke does not provide for any identical or similar instruments. As a result, we receive estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures as well as our own valuation assessment procedures, we have satisfied ourselves that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At June 30, 2009, the Coke equity forwards were in an asset position to us of approximately $121.2 million.

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

However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, we began employing the same alternative valuation methodologies used to value level 3 residential mortgage-backed securities to fair value the mortgage loans. During the six months ended June 30, 2009, we transferred $297.3 million of loans that were previously designated as held for sale to held for investment, as they were determined to be no longer marketable. Of this amount, $272.1 million were loans held for sale reported at fair value under SFAS 159 and will continue to be reported at fair value as loans held for investment. We recognized a gain of $5.1 million and a loss of $2.3 million, respectively, through earnings during the three and six month periods ended June 30, 2009, related to level 3 loans and loans held for sale, excluding IRLCs.

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

Other Assets/Liabilities, net

During the second quarter of 2009, in connection with our sale of Visa Class B shares, we entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on our expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. As a result, the value of the derivative liability was classified as a level 3 instrument. See Note 13, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements for further discussion.

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

Long Term Debt

We have elected to carry at fair value $3.6 billion (par) of our publicly-issued, fixed rate debt. The debt consists of a number of different issuances that carry coupon rates ranging from 5.00% to 7.75%, resulting in a weighted average rate of 5.93%, and maturities from May 1, 2010 through April 1, 2020, resulting in a weighted average life of 5.4 years. During the six month period ended June 30, 2009, we recognized net trading gains of $16.4 million associated with the fair value changes in the debt and related derivatives and trading securities that provide an economic offset to the change in the fair value of the debt.

Credit spreads widened throughout 2008 and the first quarter of 2009 in connection with the continued deterioration of the broader financial markets and a number of failures in the financial services industry. However, credit spreads tightened in the second quarter of 2009 after the SCAP results were published and additional capital was raised. Further fluctuations in our credit spreads are likely to occur in the future based on instrument specific and broader market conditions. To mitigate the prospective impact of spread tightening, we completed the repurchase of approximately $386.6 million of our publicly-traded long-term debt during the year ended December 31, 2008 of our fair value debt. No fair value public debt was repurchased during the six month period ended June 30, 2009.

We also hold $134.3 million of fixed rate corporate bonds referencing financial services companies to provide some level of offset to the changes in our credit spreads. We entered into pay-fixed interest rate swaps to offset the changes in fair value of those corporate bonds due to interest rate movement. To mitigate the impact of fair value changes on our debt due to interest rate movement, we generally enter into interest rate swaps; however, at times, we may also purchase fixed rate agency MBS to achieve this offset in interest rates. There were no agency MBS held as of June 30, 2009 for this purpose. See the “Trading Assets and Liabilities” section included in the MD&A for more information.

We have historically used quotes from a third party pricing service as our primary source for valuation and have deemed such quotes as reasonable estimates of fair value by utilizing broker quotes and/or institutional trading data as corroborating evidence. However, in the second quarter of 2009, pricing from brokers indicated more of a divergence from the third party pricing service, such that we determined that we could not exclusively rely upon the third party pricing for our estimates of fair value. Furthermore, secondary trading activity had begun to increase in the first quarter of 2009, and we observed even more of an increase in the volume and level of activity in the secondary markets in the second quarter of 2009. In addition, we observed issuances in the primary markets of similar securities. Because we had a sufficient amount of observable market data upon which to base our valuation, we utilized that data as the primary source for valuing the fixed rate debt. Given that observable market data was used, we transferred our fixed rate debt out of level 3 as of the end of the second quarter.

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

Capital Ratios	Table 11

(Dollars in millions) (Unaudited)	June 30 2009	December 31 2008
Tier 1 capital	$18,577.8	$17,613.7
Total capital	23,247.5	22,743.4
Risk-weighted assets	151,886.2	162,046.4

Tier 1 capital	$18,577.8	$17,613.7
Less:
Qualifying trust preferred securities	2,411.6	2,847.3
Preferred stock	4,918.9	5,221.7
Allowable minority interest	105.3	101.8

Tier 1 common equity	$11,142.0	$9,442.9

Risk-based ratios:
Tier 1 common equity	7.34%	5.83%
Tier 1 capital	12.23	10.87
Total capital	15.31	14.04
Tier 1 leverage ratio	11.02	10.45
Total shareholders’ equity to assets	12.99	11.90

CAPITAL RESOURCES

Our primary regulator, the Federal Reserve, measures capital adequacy within a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. The guidelines weigh assets and off-balance sheet risk exposures (i.e., risk-weighted assets) according to predefined classifications, creating a base from which to compare capital levels. Tier 1 capital primarily includes realized equity and qualifying portions of certain preferred instruments, including senior preferred stock issued to the U.S. Treasury Department under the Capital Purchase Program and related warrants, less purchase accounting intangibles such as goodwill and core deposit intangibles. We have also received approval from the Federal Reserve to include in Tier 1 capital the tax adjusted minimum proceeds from the forward sale of our holdings of Coke common stock. Total capital consists of Tier 1 capital and Tier 2 capital, which includes qualifying portions of subordinated debt, allowance for loan losses up to a maximum of 1.25% of risk weighted assets, and 45% of the unrealized gain on equity securities.

Both the Company and our subsidiary, the Bank, are subject to a minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively, of risk-weighted assets. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 leverage ratio requirements, which measure Tier 1 capital against average total assets. The minimum and well-capitalized ratios are 3% and 5%, respectively. Our regulatory capital ratios are significantly in excess of the regulatory requirements for well-capitalized status.

The Tier 1 common equity, Tier 1 capital, and Total capital ratios improved from 5.83%, 10.87%, and 14.04%, respectively, at December 31, 2008 to 7.34%, 12.23%, and 15.31%, respectively, at June 30, 2009. The primary drivers of the increase were the successful completion of our capital plan during the second quarter of 2009 and a $10.2 billion, or 6.3%, reduction in risk-weighted assets. The lower risk-weighted assets was due to a decline in tangible assets as well as unfunded lending commitments. The reduction in tangible assets was due to the settlement of MBS sales occurring in January of 2009 and a reduction in trading securities and commercial loan commitments and letters of credit during the six months ended June 30, 2009.

The Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency completed, in May 2009, the SCAP review of the potential capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve advised us that based on the SCAP review, we presently have and are projected to continue to have Tier 1 capital well in excess of the amount required to be well capitalized through the forecast period under both the baseline scenario and the more adverse-than-expected scenario (“more adverse”) as prepared by the U.S. Treasury. The SCAP’s more adverse scenario represented a hypothetical scenario that involves a recession that is longer and more severe than consensus expectations and results in higher than expected credit losses, but is not a forecast of expected losses or revenues. The Federal Reserve advised us in May 2009 based on the more adverse scenario, that we needed to adjust the composition of our Tier 1 capital by increasing the Tier 1 common equity portion by $2.2 billion. The additional common equity was necessary to maintain Tier 1 common equity at 4% of risk weighted assets under the more adverse scenario, as specified by a new regulatory standard that was introduced as part of the stress test. The Federal Reserve intends for the additional common equity to serve as a buffer against higher losses than generally expected and to allow such bank holding companies to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize.

As a result of the Federal Reserve establishing this capital target, we successfully completed a capital plan during the second quarter of 2009 that adjusted the composition of our Tier 1 capital by increasing the portion that is composed of Tier 1 common equity. The capital plan consisted of various transactions that generated an additional $2.3 billion in Tier 1 common equity; $2.1 billion of which was raised in the second quarter. The transactions utilized to increase our Tier 1 common equity consisted of the issuance of common stock, the purchase of certain preferred stock and hybrid debt securities, and the sale of Visa Class B shares. The common stock offering raised $1.8 billion in Tier 1 common equity, the purchase of hybrid debt securities created an addition to Tier 1 common equity of $120.8 million, and the gain on sale of the Visa Class B shares resulted in an addition to Tier 1 common equity of $70.1 million. While increasing our total and Tier 1 capital, the results of the common stock offering also diluted our common share count and related book value per share. The 142 million new shares issued in the common offering caused a $12.58 decrease from year end, to $36.16, in our book value per common share and a $5.28 decrease from year end in our tangible book value per common share to $23.41 at June 30, 2009.

We declared and paid common dividends totaling $37.0 million during the three months ended June 30, 2009, or $0.10 per common share, compared to $271.9 million, or $0.77 per common share, during the same period in 2008. During the six months ended June 30, 2009, we declared and paid common dividends totaling $72.6 million, or $0.20 per common share, compared to $540.8 million, or $1.54 per common share, during the same period in 2008. In addition, we declared dividends payable during the three and six months ended June 30, 2009 of $5.6 million and $10.6 million, respectively, on our Series A preferred stock compared to $5.1 million and $12.1 million, respectively, for the same periods in the prior year. Further, during the three and six months ended June 30, 2009, we declared dividends payable of $66.5 million and $132.8 million, respectively, to the U.S. Treasury on the Series C and D Preferred Stock issued to the U.S. Treasury. Our ability to pay dividends to our shareholders is indirectly limited by regulations which limit SunTrust Bank’s ability to pay dividends to SunTrust Banks, Inc. During the second quarter, we announced our intention to reduce the common dividends from the current level of $0.10 per share to $0.01 per share effective in September 2009. Additionally, it is not likely that we will increase our dividend until we have returned to profitability and obtained the consent of our applicable regulators.

We are subject to certain restrictions on our ability to increase the dividend as a result of participating in the U.S. Treasury’s Capital Purchase Program (“CPP). Generally, we may not pay a regular quarterly cash dividend more than $0.77 per share of common stock prior to November 14, 2011, unless either (i) we have redeemed the Series C and Series D Preferred Stock, (ii) the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, or (iii) the U.S. Treasury consents to the payment of such dividends in excess of such amount. Additionally, if we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend. The formulas are contained in the warrant agreements. There also exist limits on the ability of the Bank to pay dividends to SunTrust Banks, Inc. (the “Parent Company”). Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at June 30, 2009.

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

Goodwill

In 2008, our reporting units were comprised of Retail, Commercial, Commercial Real Estate, Mortgage, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing. In 2009, the Mortgage reporting unit was renamed Household Lending due to the inclusion of the Consumer Lending business unit; previously Consumer Lending was included in the Retail reporting unit. See Note 17, “Business Segment Reporting” to the Consolidated Financial Statements for a discussion regarding the changes to our reportable segments.

We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. The Company assesses the reasonableness of the estimated fair value of the reporting units by giving consideration to the Company’s market capitalization over a reasonable period of time; however, due to the significant and unprecedented volatility in market capitalization of the financial institution’s sector, supplemental information is applied based on observable multiples from guideline transactions, adjusting to reflect Company specific factors, as well as current market conditions.

In the case of the Commercial Real Estate and Affordable Housing reporting units, fair value is estimated using the cost approach (also known as the asset approach), which is based on the fair value of these reporting unit’s assets and liabilities, including previously unrecognized intangible assets. This approach has been determined to be most appropriate for these two reporting units due to the likelihood that a market participant would assume negligible going concern value on their long-term cash flow projections and terminal value due to the currently distressed nature of these businesses.

The Company performs the second step of the goodwill impairment evaluation, which involves calculating the implied fair value of the goodwill for those reporting units when the Company determines that it is more likely than not that the fair value of the reporting units is less than their respective carrying value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, is individually evaluated. The excess of the fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied fair value of goodwill. The Company estimates the fair value of each reporting unit’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk premiums that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities.

Valuation Techniques

As discussed above, in determining the fair value of our reporting units, we primarily use discounted cash flow analyses, which require assumptions about short and long-term net cash flow growth rates for each reporting unit, as well as discount rates. In addition, we apply guideline company and guideline transaction information, where available, to aid in the valuation of certain reporting units. The guideline information is based on publicly available information. A valuation multiple is selected based on a financial benchmarking analysis that compares the reporting unit’s benchmark result with the guideline information. In addition to these financial considerations, qualitative factors such as asset quality, growth opportunities, and overall risk are considered in the ultimate selection of the multiple used to estimate a value on a minority basis. A control premium of 30% is applied to the minority basis value to arrive at the reporting unit’s estimated fair value on a controlling basis.

The values separately derived from each valuation technique (i.e., discounted cash flow, guideline company, guideline transaction, and asset accumulation) are used to develop an overall estimate of a reporting unit’s fair value. The discounted cash flow approach is generally weighted 70% and the market based approaches are generally weighted 30%. The weightings may be adjusted based on the degree of relevant market based information The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the selection and weightings that are most representative of fair value.

Growth Assumptions

Multi-year financial forecasts were developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 4% in 2009 based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

Discount Rate Assumptions

Discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and in some cases, unsystematic risk and size premium adjustments specific to a particular reporting unit. The sum of the reporting units’ cash flow projections are used to calculate an overall implied internal rate of return. The implied internal rate of return serves as a baseline for estimating the specific discount rate for each reporting unit. The discount rates are also calibrated based on the assessment of the risks related to the projected cash flows of each reporting unit. To date in 2009, the discount rates have ranged from 13% to 27% as a result of the economic environment causing market dislocation and increased valuation multiples.

Estimated Fair Value and Sensitivities

The estimated fair value of each reporting unit is derived from the valuation techniques described above. The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, recent, historical, and implied stock price volatility, marketplace dynamics such as level of short selling, company-specific growth opportunities, and an implied control premium. The implied control premium is determined by comparing the aggregate fair value of the reporting units to our market capitalization, measured over a reasonable period of time. We assess the reasonableness of the implied control premium in relation to the market and historical factors previously mentioned, as well as recognizing that the size of the implied control premium is not, independently, a determinative measure to assess the estimated fair values of the reporting units.

Economic and market conditions can vary significantly which may cause increased volatility in a company’s stock price, resulting in a temporary decline in market capitalization. In those circumstances, current market capitalization may not be an accurate indication of a market participant’s estimate of entity-specific value measured over a reasonable period of time. We believe that this volatility may be tied to market sentiment pertaining to the overall banking sector and concerns regarding dilution of common shareholders, rather than the result of company-specific adjustments to cash flows, guideline multiples, or asset values which would have influenced the fair value of reporting units. As a result, the use of market capitalization has became a less relevant measure to assess the reasonableness of the aggregate value of the reporting units. Therefore, we supplemented the market capitalization information with other observable market information that provided benchmark valuation multiples from transactions over the last year and a half. These multiples allowed us to estimate an aggregate purchase value and implied premium based on current market conditions and the estimated net asset fair value for SunTrust.

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

The size of the implied goodwill was significantly affected by the estimated fair value of loans. As of each reporting date in 2009, the fair value estimate of the loan portfolios has ranged from approximately 83% to 90%. The estimated fair value of the loan portfolios is based on an exit price, and the assumptions used are intended to approximate those that a market participant would use in valuing the loans in an orderly transaction, including a market liquidity discount. The significant market risk premium that is a consequence of the current distressed market conditions was a significant contributor to the valuation discounts associated with these loans. However, it is possible that future changes in the fair value of the reporting unit’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of a reporting unit increases at a faster rate than the fair value of the reporting unit as a whole, that may cause the implied goodwill of a reporting unit to be lower than the carrying value of goodwill, resulting in goodwill impairment.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes in the Enterprise Risk Management introduction presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Credit Risk Management

There have been no significant changes in our credit risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Operational Risk Management

There have been no significant changes in our operational risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Rate Change (Basis Points)	Economic Perspective Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2009	December 31, 2008

+100	2.8%	3.5%
-100	(0.4%)	(0.1%)

The June 30, 2009 net interest income sensitivity profiles include the impact from adopting SFAS No. 159. Specifically, the net interest payments from $3.2 billion of receive-fixed interest rate swaps are now reflected in trading income versus net interest income. The benefit to net interest income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading account profits/(losses) and commissions. The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to the use of fair value accounting for these interest rate swaps and related underlying debt. Hence, the above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments.

Rate Change (Basis Points)	Financial Reporting Perspective Estimated % Change in Net Interest Income Over 12 Months
	June 30, 2009	December 31, 2008

+100	3.4%	4.2%
-100	(1.0%)	(1.3%)

As of June 30, 2009, the EVE profile indicates modest changes with respect to an instantaneous 100 basis point change in rates.

Rate Shock (Basis Points)	EVE Sensitivity Estimated % Change in EVE
	June 30, 2009	December 31, 2008

+100	(3.6%)	(4.2%)
-100	1.8%	1.8%

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

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VAR”) approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had zero backtest exceptions to our overall VAR during the last twelve months. The following table displays high, low, and average VAR for the quarters ended June 30, 2009 and 2008.

(Dollars in millions)	June 30, 2009	June 30, 2008
Average VAR	$27.2	$32.4
High VAR	$29.8	$41.9
Low VAR	$25.5	$26.5

The lower VAR during the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008 is primarily due to the sale of acquired assets. Trading assets net of trading liabilities averaged $5.2 billion and $7.9 billion for the quarters ended June 30, 2009 and 2008, respectively. Trading assets net of trading liabilities were $5.4 billion and $7.7 billion at June 30, 2009 and 2008, respectively. Declines in average and ending trading assets net of trading liabilities primarily relate to balance sheet management activities.

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

Our ALCO measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its monthly meetings. For example, we manage reliance on short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO. In addition, the Risk Committee of our Board of Directors sets liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.

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

As of June 30, 2009, the potential liquidity from the discount window, the FHLB, and our free and liquid securities was approximately $32.7 billion. We believe this amount exceeds any contingent liquidity needs. During the second quarter, the Federal Home Loan Bank of Atlanta increased the discounts it applies to certain mortgage assets pledged as collateral for borrowings. In isolation, the increased discounts reduce our capacity to borrow on a fixed pool of collateral. However, we repaid $3.5 billion of floating-rate FHLB advances during the second quarter and $3.4 billion of fixed-rate advances during the first quarter, which increases our available borrowing capacity. The net effect of these events was to increase our FHLB borrowing capacity by $3.4 billion at June 30, 2009.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital service. In addition, contingent uses of funds may arise from events such as credit rating downgrades. Factors that affect our credit ratings include, but are not limited to, the credit risk profile of our assets, the adequacy of our loan loss reserves, the liquidity profile of both the Bank and the Parent Company, and the adequacy of our capital base. Deterioration in the credit quality of our loan portfolio, under the strain of a sustained economic recession, remains the primary risk to our credit ratings at present.

On March 5, 2009, Fitch Ratings lowered our long-term issuer default ratings from A+ to A- for both the Bank and the Parent Company, citing deterioration in the credit quality of our loan portfolio. Fitch affirmed these ratings on June 23, 2009. On April 23, 2009, Moody’s lowered the long-term senior debt ratings for the Bank from Aa3 to A2 and for the Parent Company from A1 to Baa1. On April 28, 2009, Standard and Poor’s (“S&P”) lowered the Bank’s long-term senior debt ratings from A+ to A- and the short-term debt ratings from A-1 to A-2. At the same time, S&P lowered the Parent Company’s long-term senior debt ratings from A to BBB+ and short-term ratings from A-1 to A-2.

S&P’s downgrade of the Bank’s short-term credit rating from A-1 to A-2 materially impacted some of our business activities. The activities most affected were two off-balance sheet businesses: our asset-backed commercial paper conduit, Three Pillars, and our variable rate demand obligation (“VRDO”) remarketing operation, both of which depend upon the support of investors who primarily purchase obligations rated A-1 or equivalent. Also affected was the Bank’s money market borrowing capacity (primarily overnight Fed funds and Eurodollars).

As a result of S&P’s downgrade, the Bank and the Parent Company have purchased certain amounts of Three Pillars’ overnight CP at estimated market rates, on a discretionary and non-contractual basis. See “Difficult to Value Financial Assets” included in this MD&A for more information. On June 29, 2009, Fitch initiated its coverage of Three Pillars by assigning an F-1 rating to its commercial paper. At our request, on June 30, 2009, S&P withdrew its ratings on Three Pillars’ CP. Therefore, Three Pillars’ CP is currently rated P-1 by Moody’s and F-1 by Fitch. We expect the P-1/F-1 ratings will restore some of the investor demand for Three Pillars’ CP that was lost after the S&P downgrade, thus reducing but not eliminating this use of Bank and Parent Company liquidity. Prior to receiving the F-1 rating, we owned approximately 90% of Three Pillars’ CP on an overnight basis. Subsequently, third party investors have begun to purchase generally 18% to 38% of Three Pillars’ CP. See Note 7, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements for additional information about Three Pillars.

We conduct remarketing of municipal securities known as VRDOs. The Bank backs most of these securities with letters of credit which allow investors to put or tender the VRDOs for repayment. After the S&P downgrade, a substantial portion of our VRDO investors tendered their bonds for repayment, which required the Bank to provide liquidity by funding the letters of credit backing the tendered VRDOs. The Bank’s contingency funding plans anticipated this potential use of liquidity, and the Bank has secured ample liquidity for the VRDO program as the funded loans have come on to our balance sheet. We anticipate that this liquidity draw will gradually dissipate over the coming months as we work with our VRDO clients to provide alternative sources of funding. As of June 30, 2009, $2.4 billion of loans were outstanding related to the VRDO program.

The Bank frequently, and the Parent Company infrequently, borrow in the money markets using instruments such as Fed funds, Eurodollars, or commercial paper. Lenders in these unsecured instruments extend credit lines to borrowers based in large part upon the borrower’s credit ratings from the nationally recognized statistical ratings organizations (Moody’s, S&P and Fitch). After the S&P downgrade in April 2009, the Bank experienced a decrease in its available credit lines which reduced its depth of access and slightly increased its cost of borrowing in these instruments. The impact on the Bank’s daily funding was mitigated greatly by its conservative liquidity profile and prudent liquidity management.

Sources of Funds. Our primary sources of funds include a large, stable retail deposit base; various forms of wholesale funding, including access to the capital markets and secured advances from the FHLB; and access to the Federal Reserve discount window. Wholesale funding, particularly the unsecured variety, comes from uncommitted sources and is subject to market conditions and various risks and uncertainties. Our credit ratings are an important factor in both the volume and the cost of our access to unsecured wholesale funds and significant changes in these ratings could affect the cost and availability of these sources.

Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. During the past three quarters, the Bank has experienced strong core deposit growth. Core deposits totaled $113.7 billion as of June 30, 2009, up from $105.3 billion as of December 31, 2008. The Bank has used core deposit growth to replace short-term wholesale funding, contributing to the Bank’s strong liquidity position. For example, the Bank’s overnight borrowing position remained well below historical norms during the first six months of 2009 and we discontinued use of the Federal Reserve’s Term Auction Facility (“TAF”). In addition, core deposit growth contributed to refunding $3.9 billion of maturing wholesale certificates of deposit, $400 million of maturing bank notes and $6.9 billion of FHLB advances that we elected to repay.

We maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, global bank notes, and commercial paper. Aggregate wholesale funding totaled $31.6 billion as of June 30, 2009 compared to $44.0 billion as of December 31, 2008. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $10.6 billion as of June 30, 2009, down from $14.2 billion as of December 31, 2008.

An additional source of wholesale liquidity is our access to the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes, commercial paper and various capital securities such as common or preferred stock. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. After issuing a $576.0 million 3-year senior unsecured floating-rate note under the FDIC’s TLGP in March 2009, the Parent Company had authority to issue an additional $0.8 billion of securities under its shelf registration statement and the Bank had authority to issue an additional $30.7 billion of notes under the Global Bank Note program as of June 30, 2009. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board of Directors, and does not refer to a commitment to purchase by any investor. The Bank retains approximately $485 million of capacity to issue debt under the TLGP; however, we have no plans to issue additional debt under that program.

Parent Company Liquidity. We measure Parent Company liquidity by comparing sources of liquidity from short-term assets, such as unencumbered and other investment securities and cash, relative to short-term liabilities, which include overnight sweep funds, seasoned long-term debt, and commercial paper. As of June 30, 2009, the Parent Company had $6.6 billion in such sources compared to short-term debt of $1.7 billion. We also manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. The next Parent Company debt maturity is $300 million in October 2009. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes. During the first quarter of 2009, the Parent Company issued a $576.0 million senior unsecured floating-rate note that will mature in May 2012.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, and loans to our subsidiaries. We believe the Parent Company holds ample cash to satisfy these working capital needs. We fund corporate dividends primarily with dividends from our banking subsidiary. We are subject to both state and federal regulations that limit our ability to pay common stock dividends in certain circumstances. In the context of the ongoing economic recession and credit market turmoil, we reduced our quarterly common stock dividend three times over the past few quarters: from $0.77 to $0.54 per share in November 2008 (effective in December 2008), from $0.54 to $0.10 per share in January 2009 (effective in March 2009), and from $0.10 to $0.01 per share in May 2009 (effective in September 2009). It is not likely that we will increase our dividend until we have returned to profitability and obtained the consent of our applicable regulators.

Recent Market and Regulatory Developments. Financial market conditions remained under a state of stress during 2009. As a result, the federal banking regulatory agencies conducted the Supervisory Capital Assessment Program of the nineteen largest U.S. banks to a “stress test”, which is discussed in greater detail in the “Capital Resources” section of this MD&A.

Pursuant to the SCAP results, we executed several transactions as part of a formalized capital plan approved by the Federal Reserve that increased Tier 1 common equity by $2.3 billion and incidentally raised liquidity at both the Parent Company and the Bank. The transactions included the sale of $1.8 billion of common stock, a tender for cash of $750 million of certain hybrid debt securities, and selling various corporate assets. The sale of additional shares of common stock, through both “at-the-market” and marketed offerings, provided substantial additional long-term liquidity to the Parent Company. The purchase of hybrid debt securities used approximately $525.0 million of Parent Company liquidity since these hybrid securities were obligations of the Parent Company. The net effect of these capital actions was to increase Parent Company liquidity by approximately $1.3 billion. Moreover, the aforementioned asset sales generated $112.1 million of liquidity at the Bank.

Other Liquidity Considerations. As detailed in Table 12, we had an aggregate potential obligation of $74.4 billion to our customers in unused lines of credit at June 30, 2009. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. We also had $9.8 billion in letters of credit as of June 30, 2009, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Approximately $5.8 billion of these letters as of June 30, 2009 support VRDOs, as previously discussed. In addition, approximately $5.0 billion of lines of credit as of June 30, 2009 support commercial paper issued by Three Pillars to investors not affiliated with us or Three Pillars. No amounts are currently outstanding related to Three Pillars’ lines of credit. For more information about Three Pillars, see Note 7, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of June 30, 2009, we were and expect to remain in compliance with all covenants and provisions of these debt agreements.

As of June 30, 2009, our cumulative UTBs amounted to $337.1 million. Interest related to UTBs was $78.9 million as of June 30, 2009. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with FIN 48. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

We historically have not actively hedged MSRs, but have managed the market risk through our overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and production that occurs as interest rates rise and fall over time with the economic cycle as well as with securities available for sale. As of January 1, 2009, we designated the 2008 MSRs vintage and all future MSRs production at fair value under SFAS No. 156. During the current quarter, we added $233.4 million of new production to the fair value portfolio bringing the total new production during the six month period to $379.7 million. The MSRs being carried under our fair value election now total $641.9 million as of June 30, 2009, are managed within established risk limits, and are being monitored as part of various governance processes. We recorded a reduction in fair value of $39.6 million during the second quarter of 2009 and a reduction in fair value of $4.2 million for the six months ended June 30, 2009, net of the fair value mark to market adjustments on the related hedges. These net changes in MSR fair value include the “decay” in value resulting from the realization of expected monthly net servicing cash flows, which totaled $24.1 million and $40.8 million for the three and six months ended June 30, 2009, respectively. Excluding the decay in MSR fair value, the change in MSR fair value, net of hedges, resulted in a $15.5 million loss and $36.6 million gain for the three and six months ended June 30, 2009, respectively

An impairment recovery gain was recorded in the Consolidated Statements of Income/(Loss) of $156.9 million during the current quarter and a recovery gain of $188.2 was recorded during the six months ended June 30, 2009 on our MSRs carried at the lower of cost or market. A key driver of the impairment recovery was a 66 basis point increase in the FNCL rate that represents the 30-year FNMA current coupon yield that is used to value MSRs. We continued to hold, as of June 30, 2009, $680.4 million of MSRs carried at the lower of cost or market.

Unfunded Lending Commitments	Table 12

(Dollars in millions) (Unaudited)	June 30 2009	December 31 2008
Unused lines of credit
Commercial	$35,192.8	$37,167.1
Mortgage commitments[1]	12,028.7	17,010.4
Home equity lines	16,177.7	18,293.8
Commercial real estate	2,450.4	3,652.0
Commercial paper conduit	5,006.2	6,060.3
Credit card	3,586.9	4,167.8

Total unused lines of credit	$74,442.7	$86,351.4

Letters of credit
Financial standby	$9,548.0	$13,622.8
Performance standby	173.5	220.2
Commercial	74.0	99.0

Total letters of credit	$9,795.5	$13,942.0

[1]Includes $6.4 billion and $7.2 billion in IRLCs accounted for as derivatives as of June 30, 2009 and December 31, 2008, respectively.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. In the first quarter of 2009, we issued $576.0 million of unsecured senior floating rate notes maturing in 2012 under the terms of the TLGP. During the first and second quarters of 2009, we repaid $6.9 billion of FHLB advances; $4.4 billion of which was maturing in 1-3 years and $2.5 billion which was maturing in 3-5 years. There were no other significant updates to our contractual commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS SEGMENTS

We have four business segments used to measure business activities: Retail and Commercial, Corporate and Investment Banking, Household Lending, and Wealth and Investment Management with the remainder of our activities and operations in Corporate Other and Treasury.

The business segments were changed at the beginning of 2009 and all prior periods have been restated for consistency. Consumer Lending was recently combined with Mortgage to create Household Lending. Consumer Lending, which includes student lending, indirect auto, and other specialty consumer lending units, was previously a part of Retail and Commercial. This change will enable us to provide a strategic framework for all consumer lending products and will also create operational efficiencies. Also, Commercial Real Estate is now part of Retail and Commercial as Commercial and Commercial Real Estate clients have similar needs due to their comparable size and because the management structure is geographically based. Previously, Commercial Real Estate had been combined with Corporate and Investment Banking in Wholesale Lending.

Retail and Commercial

Retail and Commercial serves consumers and businesses with up to $100 million in annual revenue. Retail and Commercial provides services to clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com) and the telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, and other fee-based products. The business also serves commercial clients including business banking clients, government/not-for-profit enterprises, as well as commercial and residential developers and investors. Financial products and services offered to business clients include commercial and commercial real estate lending, financial risk management, insurance premium financing, treasury and payment solutions including commercial card services, as well as specialized commercial real estate investments delivered through SunTrust Community Capital, LLC. Retail and Commercial also serves as an entry point and provides services for other lines of business. When client needs change and expand, Retail and Commercial refers clients to our Wealth and Investment Management, Corporate and Investment Banking, and Household Lending lines of business.

Corporate and Investment Banking

Corporate and Investment Banking serves clients in the large and mid-size corporate markets. The Corporate Banking Group generally serves clients with greater than $750 million in annual revenue and is focused on selected industry sectors: consumer and retail, diversified, energy, financial services, technology, and healthcare. The Middle Market Group generally serves clients with annual revenue ranging from $100 million to $750 million and is more geographically focused. Through STRH, Corporate and Investment Banking provides an extensive range of investment banking products and services to its clients, including strategic advice, capital raising, and financial risk management. These investment banking products and services are also provided to Commercial and Wealth and Investment Management clients. In addition, Corporate and Investment Banking offers traditional lending, leasing, treasury management services, and institutional investment management to its clients.

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

Corporate Other and Treasury

Corporate Other and Treasury includes the investment securities portfolio, long-term debt, end user derivative instruments, short-term liquidity and funding activities, balance sheet risk management, and most real estate assets. The majority of the support, operational, and overhead costs associated with the Corporate Other and Treasury have been allocated to the business segments with the cost recovery recognized in Corporate Other and Treasury. These components include Enterprise Information Services, which is the primary data processing and operations group; the Corporate Real Estate group, which manages our facilities; Marketing, which handles advertising, product management, customer information functions, and internet banking; SunTrust Online, which handles customer phone inquiries and phone sales and manages the internet banking functions; Human Resources, which includes the recruiting, training and employee benefit administration functions; Finance, which includes accounting, planning, tax, and treasury. Other functions included in Corporate Other and Treasury are corporate risk management, legal and compliance, branch operations, corporate strategies, procurement, and the executive management group. Finally, Corporate Other and Treasury also includes Trustee Management, which provides treasury management and deposit services to bankruptcy trustees.

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

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, the impact of these changes is quantified and prior period information is reclassified wherever practicable.

The following analysis details the operating results for each line of business for the three and six month periods ended June 30, 2009 and 2008. Prior periods have been restated to conform to the current period’s presentation.

Net Income/(Loss)				Table 13
	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)(Unaudited)	2009	2008	2009	2008
Retail and Commercial	($12,647)	$175,099	($314,558)	$335,845
Corporate and Investment Banking	62,570	48,922	78,562	111,093
Household Lending	(188,092)	(121,077)	(693,952)	(186,289)
Wealth and Investment Management	22,483	40,579	27,737	141,693
Corporate Other and Treasury	471	376,571	165,908	478,586
Reconciling Items	(68,245)	20,268	(262,324)	(50,011)

Average Loans and Deposits				Table 14
	Three Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in thousands)(Unaudited)	2009	2008	2009	2008
Retail and Commercial	$50,722,053	$51,129,872	$91,061,978	$82,717,477
Corporate and Investment Banking	22,266,855	20,764,052	7,227,890	6,215,443
Household Lending	42,906,202	44,974,435	3,664,395	2,480,120
Wealth and Investment Management	8,213,403	8,104,297	10,979,628	9,658,957
Corporate Other and Treasury	21,974	244,731	683,243	718,634
	Six Months Ended June 30
	Average Loans		Average Consumer and Commercial Deposits
	2009	2008	2009	2008
Retail and Commercial	$50,533,405	$50,549,655	$88,826,165	$82,430,116
Corporate and Investment Banking	22,737,633	20,341,129	7,266,453	6,415,497
Household Lending	43,121,905	45,069,591	3,311,458	2,292,677
Wealth and Investment Management	8,189,079	7,979,498	10,513,103	9,664,186
Corporate Other and Treasury	165,512	310,070	715,909	722,205

Retail and Commercial Banking

Three Months Ended June 30, 2009 vs. 2008

Retail and Commercial Banking reported a net loss of $12.6 million for the second quarter of 2009 compared to net income of $175.1 million in the second quarter of 2008. The decrease was driven by higher provision for loan losses due to increased commercial real estate, home equity line, and commercial net charge-offs, lower loan and deposit related net interest income, lower noninterest income, and higher credit and FDIC insurance expense.

Net interest income decreased $54.2 million, or 8.4%. Average loan balances decreased $0.4 billion, or 0.8%, driven primarily by a $1.6 billion, or 8.1%, decrease in commercial real estate loans partially offset by a $1.1 billion increase in nonaccrual and restructured loans primarily related to residential construction and home equity lines. Net interest income from loans decreased $14.6 million, or 5.7%, primarily due to the decline in funding costs at a lower rate than loan yields. Average customer deposit balances increased $8.3 billion, or 10.1%, primarily in higher yielding interest-bearing deposits as the economic environment has influenced customer product preference. Higher cost NOW and money market accounts increased a combined $4.6 billion, or 12.0%. Certificates of deposit and IRA accounts increased $2.7 billion, or 10.5%, while low cost demand deposit and savings accounts increased a combined $1.1 billion, or 5.6%, with the strongest increase in commercial analysis accounts. Despite the deposit growth, deposit-related net interest income declined by $34.0 million driven by the change in mix as well as the decrease in the rate environment and the relative value of demand deposits.

Provision for loan losses increased $153.5 million over the same period in 2008. The provision increase was most pronounced in construction and home equity lines reflecting deterioration in the residential real estate market. Provision on commercial loans also increased, primarily due to net charge-offs on lines of credit to smaller commercial clients.

Total noninterest income decreased $20.0 million, or 5.5%, compared to the second quarter of 2008. This decrease was driven primarily by an $18.6 million, or 9.1%, decrease in service charges on deposits largely due to lower consumer and commercial non-sufficient fund (“NSF”) fees.

Total noninterest expense increased $69.4 million, or 10.6%, over the same period in 2008. This increase was primarily driven by a $46.8 million increase in FDIC insurance expense due to higher deposit balances and premium rates, a $14.4 million increase in credit-related expenses, which includes operating losses due to fraud, collections, and other real estate, as well as a $9.1 million increase in pension expense.

Six Months Ended June 30, 2009 vs. 2008

Retail and Commercial Banking reported a net loss of $314.6 million for the first six months of 2009, compared to net income of $335.8 million reported in the first six months of 2008. The decrease was partially driven by a first quarter 2009 after-tax charge of $292.2 million related to the impairment of goodwill related to the Commercial Real Estate and Affordable Housing businesses and the continued deterioration in real estate market conditions. The current cyclical downturn has impacted commercial real estate asset values, which has depressed expected earnings in those businesses. We remain committed to the clients, products, and services of the impacted businesses and believe that the longer term growth prospects of these businesses are strong. The decrease in earnings was also the result of higher provision for loan losses due to commercial real estate, home equity line and commercial net charge-offs, lower loan and deposit related net interest income, lower noninterest income, and higher credit and FDIC insurance expense.

Net interest income decreased $135.3 million, or 10.5%. Average loan balances were practically unchanged as increases in commercial real estate, home equity lines, and nonaccrual loans were offset by decreases in commercial construction, consumer mortgage, and dealer floor plan lines. Loan-related net interest income decreased $50.5 million, or 9.6%, as loan yields declined to a greater degree than funding costs. Average customer deposit balances increased $6.4 billion, or 7.8%, primarily in higher yielding interest-bearing deposits as the economic environment has influenced customer product preference. Higher cost NOW and money market accounts increased a combined $3.6 billion, or 9.5%, and certificates of deposit and IRA accounts increased $2.1 billion, or 8.0%, while low cost demand deposit and savings accounts increased a combined $0.7 billion, or 3.9%. Despite the deposit growth, deposit-related net interest income declined by $63.3 million driven by the change in mix as well as the decrease in the rate environment and a decrease in the relative value of demand deposits.

Provision for loan losses increased $269.0 million over the same period in 2008. The provision increase was most pronounced in construction and home equity lines reflecting deterioration in the residential real estate market. Provision for commercial loans also increased, primarily due to net charge-offs on lines of credit to smaller commercial clients.

Total noninterest income decreased $22.1 million, or 3.2%, compared to the same period in 2008. This decrease was driven primarily by a $25.4 million, or 6.5%, decrease in service charges on deposits due to lower consumer and commercial NSF fees.

Total noninterest expense increased $439.0 million, or 33.8%, over the first six months of 2008. This increase was primarily due to a $299.2 million charge related to the impairment of goodwill in the Commercial Real Estate and Affordable Housing businesses in the first quarter 2009. The remainder of the increase was driven by a $77.0 million increase in FDIC insurance expense due to higher deposit balances and premium rates, a $28.8 million increase in credit-related expenses which includes operating losses due to fraud, collections, and other real estate, and an $18.2 million increase in pension expense.

Corporate and Investment Banking

Three Months Ended June 30, 2009 vs. 2008

Corporate and Investment Banking’s net income for the second quarter of 2009 was $62.6 million, an increase of $13.6 million, or 27.9%, compared to the second quarter of 2008. Despite a $77.1 million increase in provision for loan losses, net income increased due to higher capital markets-related revenue, increased net interest income, and lower expenses.

Net interest income was $101.2 million, up $27.8 million, or 37.8%, from the second quarter of last year primarily driven by loan and deposit growth as well as improved loan spreads. Loan-related net interest income increased $27.5 million, or 58.2%, as average loan balances increased $1.5 billion, or 7.2%, primarily due to higher revolver utilization by large corporate clients. Total average customer deposits increased $1.0 billion, or 16.3%, mainly in commercial demand and money market accounts. Deposit-related net interest income increased $1.9 million, or 9.4%, due to increased balances partially offset by declines in customer deposit spreads due to the change in deposit mix.

Provision for loan losses was $77.5 million, as net charge-offs increased $77.2 million as compared to $0.3 million in the second quarter of 2008. The increase in net charge-offs was driven primarily by large corporate borrowers in economically sensitive industries.

Total noninterest income was $204.3 million, an increase of $46.5 million, or 29.5%, compared to the second quarter of 2008. Capital markets-related income increased 49.1% primarily due to performance in fixed income sales and trading, debt origination, derivatives, and equity offering fees. In addition to the strong performance in capital markets, loan and treasury management-related fees also increased. Partially offsetting these increases were higher reserves related to merchant banking as well as equipment write downs on terminated leases.

Total noninterest expense was $130.2 million, a decrease of $7.6 million, or 5.5%. The decrease was primarily driven by lower compensation expense, and other discretionary costs partially offset by higher credit-related expenses.

Six Months Ended June 30, 2009 vs. 2008

Corporate and Investment Banking’s net income for the six months ended June 30, 2009 was $78.6 million, a decrease of $32.5 million, or 29.3%, compared to the same period in 2008. The decline was driven by a $152.6 million increase in provision for loan losses which was mostly offset by strong growth in capital markets revenue and net interest income.

Net interest income was $196.2 million, an increase of $48.5 million, or 32.8%, from the prior year. The increase was primarily driven by strong loan growth and improved loan spreads. Loan-related net interest income increased $44.6 million, or 45.6%, as average loan balances increased $2.4 billion, or 11.8%, primarily due to higher revolver utilization by large corporate clients. Total average customer deposits increased $851.0 million, or 13.3%, mainly in demand and money market accounts. Deposit-related net interest income increased $3.8 million, or 9.2%, due to increased average balances partially offset by spread compression related to the change in deposit mix.

Provision for loan losses was $152.5 million as net charge-offs increased from a prior year net recovery of $57.0 thousand. The increase in net charge-offs was driven primarily by to large corporate borrowers operating in economically sensitive industries.

Total noninterest income increased $54.7 million, or 17.7%, over the prior year. Capital markets-related noninterest income increased 41.9% primarily due to performance in bond originations, derivatives, fixed income sales, and trading and direct finance fees. In addition to the strong performance in capital markets, loan and treasury management-related fees also increased. These increases were partially offset by weakness in structured leasing revenue, equipment write downs on terminated leases and higher reserves related to merchant banking.

Total noninterest expense was $282.8 million, an increase of $10.3 million, or 3.8%. The increase was primarily due to higher credit-related expenses as operating losses, credit and collections services, and other real estate owned increased a combined $8.7 million. Additionally, an increase in pension expense was offset by lower compensation expense and certain other discretionary costs.

Household Lending

Three Months Ended June 30, 2009 vs. 2008

Household Lending reported a net loss of $188.1 million for the three months ended June 30, 2009 compared with a net loss of $121.1 million in the second quarter 2008, an increase of $67.0 million. The lower earnings were driven by higher credit costs resulting from deterioration in real estate market conditions partially offset by MSR-related income and improved loan origination income.

Net interest income was $203.3 million for the three months ended June 30, 2009, an increase of $11.6 million, or 6.1%, primarily due to higher average loans held for sale balances. Total average loans declined $2.1 billion, or 4.6% while the resulting net interest income declined $22.2 million, or 15.6%. The decline was primarily related to consumer mortgages and construction to perm loans which decreased $3.5 billion, or 11.4%, while the resulting net interest income declined $27.5 million, or 28.5%, as spreads compressed due to the decline in higher yielding second lien loans and lower yields on prime first lien mortgages. Additionally, nonaccrual loans increased $1.0 billion, which also contributed $10.3 million to the decline in loan-related net interest income. Those declines in loan-related net interest income were partially offset by an increase in bank card loans, which increased loan-related net interest income $15.2 million. Loans held for sale increased $1.5 billion, or 30.7%, and increased net interest income $29.0 million due to higher volume and improved funding costs resulting from lower short-term rates. Securities available for sale decreased $3.7 billion, or 96.0%, which reduced net interest income $10.2 million. Lower funding charges for nonearning assets increased net interest income $8.9 million compared with the prior year while customer deposit-related net interest income increased $4.9 million principally due to higher volume.

Provision for loan losses increased $235.2 million due to higher consumer mortgages and home equity line net charge-offs, resulting from the deterioration in real estate market conditions and borrower misrepresentation charges now classified as charge-offs.

Total noninterest income increased $186.1 million, or 157.4%, driven by higher mortgage production and servicing income, partially offset by securities losses. Total mortgage production income increased $97.0 million, or 145.1%, principally due to income from higher loan volume and improved margins on current loan production. The increased income from production was partially offset by a $49.0 million increase in reserves related to repurchase of mortgage loans that were sold in prior quarters under standard representations and warranties. Total loan production for the three months ended June 30, 2009 was $16.7 billion, up 79.1% from $9.3 billion for the same quarter last year. Total servicing income increased $121.4 million primarily due to a $156.9 million impairment recovery on MSRs carried at the lower of amortized cost or market net of mark to market losses on servicing rights and related hedges carried at fair value. Partially offsetting these increases was an additional $19.2 million in securities losses primarily related to repositioning the hedge on MSRs carried at the lower of amortized cost or market. At June 30, 2009 total mortgage loans serviced were $173.1 billion, up $14.3 billion, or 9.0%, from $158.8 billion at June 30, 2008.

Total noninterest expense increased $60.9 million, or 20.4%. Total staff expense increased $48.0 million driven by higher commission expense from the increased loan production. Other volume-related expenses as well as higher other real estate and collection costs also increased. Lower fraud expense partially offset the higher other credit-related expenses as borrower misrepresentation losses were recorded as charge-offs beginning in 2009.

Six Months Ended June 30, 2009 vs. 2008

Household Lending reported a net loss of $694.0 million for the six months ended June 30, 2009 compared with a net loss of $186.3 million in 2008, an increase of $507.7 million. The lower earnings were driven by goodwill impairment recorded in the first quarter of 2009 and higher credit-related costs resulting from deterioration in real estate market conditions. Partially offsetting these costs were higher loan production and servicing income.

Net interest income was $406.2 million for the six months ended June 30, 2009, up $25.8 million, or 6.8%, primarily due to increased spreads on loans held for sale. Total average loans declined $1.9 billion, or 4.3%, while the resulting net interest income declined $34.9 million, or 12.4%. The decline was primarily related to consumer mortgages and construction to perm loans which declined $3.6 billion, or 11.5%, while the resulting net interest income declined $53.0 million, or 27.0%, as spreads compressed due to the decline in higher yielding second lien loans and lower yields on prime first lien mortgages. Additionally, average nonaccrual loans increased $1.1 billion, resulting in a loan net interest income reduction of $24.3 million. Partially offsetting these declines was a $1.1 billion increase in student loans and bank card loans, which increased net interest income $47.3 million. Securities available for sale declined $3.2 billion, or 82.4%, reducing net interest income $7.9 million. Loans held for sale increased $0.1 billion and contributed $42.1 million to net interest income due to improved spreads resulting from lower short-term interest rates. Lower funding charges for nonearning assets increased net interest income $14.1 million compared with the prior year and customer deposit-related net interest income increased $8.6 million principally due to higher volume.

Provision for loan losses increased $353.0 million principally due to higher consumer mortgages and home equity line net charge-offs resulting from the deterioration in real estate market conditions and borrower misrepresentation charges now classified as charge-offs.

Total noninterest income increased $374.5 million driven by higher mortgage production and servicing income, partially offset by additional securities losses. Total mortgage production income increased $255.7 million, or 161.3% principally due to income from higher loan volume at improved margins on current loan production partially offset by higher reserves for repurchased loans. Total loan production for the six months ended June 30, 2009 was $30.2 billion, up 43.2% from $21.1 billion the prior year. Total servicing income increased $156.6 million primarily due to impairment recovery on MSRs carried at the lower of amortized cost or market, partially offset by higher MSRs amortization expense. At June 30, 2009, total mortgage loans serviced were $173.1 billion, up $14.3 billion, or 9.0%, from $158.8 billion at June 30, 2008. Partially offsetting these increases was an additional $19.8 million in securities losses related to MSR hedging activities.

Total noninterest expense increased $600.7 million, or 107.6%. The increase was primarily due to a $451.9 million charge related to goodwill impairment recorded in the first quarter of 2009. Total staff expense increased $52.0 million driven by higher commission expense from the increased loan production. Additionally, credit-related expense, principally reserves for mortgage reinsurance losses, other real estate, and collection costs increased for the six months ended June 30, 2009 over the same period in 2008.

Wealth and Investment Management

Three Months Ended June 30, 2009 vs. 2008

Wealth and Investment Management’s net income for the second quarter of 2009 was $22.5 million, a decrease of $18.1 million, or 44.6%, compared to the second quarter of 2008. The decrease in net income was primarily due to the sale of First Mercantile Trust in the second quarter of 2008 and lower trust and retail investment income, partially offset by lower noninterest expense.

Net interest income decreased $7.4 million, or 9.1%, as higher average loan and deposit balances were more than offset by a more significant decline in loan yields than funding costs. Average loans increased $0.1 billion, or 1.3%, primarily in home equity lines while net interest income on loans declined $1.5 million, or 4.5%, due to slightly compressed spreads. Average customer deposits increased $1.3 billion, or 13.7%, while net interest income on deposits declined $5.5 million, or 10.8%, due to compressed spreads on interest-bearing accounts and a decline in the relative value of demand deposits.

Provision for loan losses increased $9.9 million primarily due to higher consumer loan net charge-offs.

Total noninterest income decreased $84.0 million, or 31.3%, primarily due to a $37.3 million decline due to the sale of First Mercantile Trust in the second quarter of 2008, including the $29.6 million gain and the loss of associated recurring revenue. Trust income decreased $39.0 million, or 25.0%, primarily due to lower market valuations on managed equity assets, investment advisory fee waivers on managed liquidity funds, migration of money market fund assets into FDIC insured deposit accounts, and the sale of First Mercantile Trust. Retail investment income declined $18.6 million, or 26.1%, due to lower fixed annuity sales and a decline in assets in managed accounts. As of June 30, 2009, assets under management were approximately $109.1 billion compared to $136.7 billion as of June 30, 2008. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $187.7 billion, which includes $109.1 billion in assets under management, $43.0 billion in non-managed trust assets, $29.5 billion in retail brokerage assets, and $6.1 billion in non-managed corporate trust assets.

Total noninterest expense decreased $74.3 million, or 26.2%, which includes a $45.0 million impairment charge on a client based intangible asset recorded in the second quarter of 2008. The remaining $29.3 million, or 10.3%, decline was driven by lower staff, structural, and discretionary expense. Staff expense declined $19.1 million, or 13.5%, despite an increase in pension expense, due to reduced headcount and lower incentive expenses. Other expense also declined $11.0 million primarily due to the sale of First Mercantile Trust while discretionary expenses also decreased. These decreases were partially offset by higher operating losses, other real estate, indirect support expense, and FDIC insurance expense due to higher deposit balances and premium rates.

Six Months Ended June 30, 2009 vs. 2008

Wealth and Investment Management’s net income for the six months ended June 30, 2009 was $27.7 million, a decrease of $114.0 million, or 80.4%, compared to the first six months of 2008. The decrease in net income was primarily due to the sales of First Mercantile Trust and Lighthouse Investment Partners in the first half of 2008 and lower trust and retail investment income partially offset by lower noninterest expense.

Net interest income decreased $15.4 million, or 9.7%, as higher average loan and deposit balances were more than offset by spread compression. Average loans increased $0.2 billion, or 2.6%, primarily in home equity lines while net interest income on loans declined $5.2 million, or 7.5%. Average customer deposits increased $0.8 billion, or 8.8%, while net interest income on deposits declined $9.4 million, or 9.7%, due to compressed spreads on interest-bearing accounts and a decline in the relative value of demand deposits.

Provision for loan losses increased $14.6 million primarily due to higher consumer loan net charge-offs.

Total noninterest income decreased $241.7 million, or 40.3%, million primarily due to an $89.4 million gain on sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008, a $50.1 million decline due to the sale of First Mercantile Trust, including the $29.6 million gain the second quarter of 2008 and the loss of associated recurring revenue. Trust income decreased $82.8 million, or 26.2%, primarily due to lower market valuations on managed equity assets, investment advisory fee waivers on managed liquidity funds, migration of money market fund assets into deposits, and the sale of First Mercantile Trust. Retail investment income declined $34.8 million, or 24.6%, due to lower fixed annuity sales and a decline in assets in managed accounts.

Total noninterest expense decreased $93.9 million, or 17.8%, which includes a $45.0 million impairment charge on a client based intangible asset recorded in the second quarter of 2008. The remaining $48.9 million, or 9.3%, decline was driven by lower staff expense and the elimination of expenses related to First Mercantile Trust operations. Staff expense declined $34.6 million, or 11.9%, despite an increase in pension expense due to reduced headcount and lower incentive payments. Other expense also declined $21.4 million primarily due to the sale of First Mercantile Trust and reduced sales expense related to retail investment income. These decreases were partially offset by higher operating losses, other real estate, indirect support expense, and FDIC insurance expense due to higher deposit balances and premium rates.

Corporate Other and Treasury

Three Months Ended June 30, 2009 vs. 2008

Corporate Other and Treasury’s net income for the second quarter of 2009 was $0.5 million, a decrease of $376.1 million compared to the second quarter of 2008. The decrease was driven by a reduction in securities gains related to the sale of Coke Stock in 2008 and an increase in current period noninterest expense primarily due to the FDIC insurance special assessment.

Net interest income in the second quarter of 2009 increased $55.5 million compared to the same period in 2008 mainly due to an increase in income on receive-fixed interest rate swaps employed as part of an overall interest rate risk management strategy. Total average assets increased $4.4 billion, or 21.8%, mainly due to the increase in the size of the investment portfolio. Total average deposits decreased $8.0 billion, or 55.6%, mainly due to a decrease in brokered and foreign deposits, as we reduced our reliance on wholesale funding sources.

Provision for loan losses increased $2.4 million to $1.0 million from a net recovery in 2008.

Total noninterest income decreased $456.3 million in the second quarter of 2009 compared to the same period in 2008. Securities gains decreased $550.8 million mainly due to sale of Coke stock in the second quarter of 2008. Additionally, trading gains decreased $11.8 million mainly due to the change in the fair value of our public debt and related hedges, and merchant card fees decreased $8.4 million due to the divesture of TransPlatinum in the third quarter of 2008. These decreases were partially offset by a $112.1 million gain recorded in the second quarter of 2009 on the remaining Class B Visa shares.

Total noninterest expense increased $118.0 million compared to the second quarter of 2008. The increase in expense was driven by the $78.2 million FDIC insurance special assessment. Other expense increased $38.9 million related to the loss on extinguishment of debt, primarily the hybrid instruments associated with our capital plan and a $7.0 million accrual for Visa litigation.

Six Months Ended June 30, 2009 vs. 2008

Corporate Other and Treasury’s net income for the six months ended June 30, 2009 was $165.9 million, a decrease of $312.7 million, or 65.3%, from the same period in 2008. The decrease was mainly due to a reduction in securities gains due to sale of Coke stock in the second quarter of 2008 and an increase in noninterest expenses primarily due to the FDIC insurance special assessment.

Net interest income increased $138.4 million compared to the same period in 2008 mainly due to an increase in income on receive-fixed interest rate swaps employed as part of an overall interest rate risk management strategy. Total average assets increased $3.2 billion, or 15.2%, mainly due to the increase in the size of the investment portfolio. Total average deposits decreased $8.1 billion, or 54.0%, mainly due to a decrease in brokered and foreign deposits, as we reduced our reliance on wholesale funding sources.

Provision for loan losses increased $2.3 million.

Total noninterest income decreased $431.6 million compared to the same period in 2008. Securities gains decreased $491.0 million mainly due to a $548.8 million gain on sale of Coke stock in the second quarter of 2008 and $55.6 million in market value impairment in 2008 related primarily to certain asset-backed securities that were classified as available for sale and estimated to be other-than-temporarily impaired, triggering accounting recognition of the unrealized loss in earnings. Trading gains increased $82.9 million related to lower mark to market valuation losses related to acquired illiquid securities partially offset by lower gains on our debt and related hedges carried at fair value. Additionally, the first six months of 2009 included a $112.1 million gain on Visa Class B shares, compared to 2008 transactions including: a $119 million gain from the sale of certain businesses, an $86.3 million gain on our holdings of Visa in connection with its initial public offering, a $37.0 million gain on sale/leaseback of real estate properties, and $15.5 million of merchant card fee income generated by Transplatinum in the second quarter of 2008.

Total noninterest expense increased $108.1 million compared to the second quarter of 2008. The increase was primarily driven by the $78.2 million FDIC insurance special assessment. The increase was also due to the $39.1 million reversal of a portion of the Visa litigation in 2008.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, at pages 88 through 93, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2009. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company added the following risk factor:

Proposed Regulatory Changes May Adversely Affect our Business

On July 15, 2009, the U.S. Treasury published a paper that describes its vision for financial regulatory reform. Several proposed changes to the regulatory system could adversely affect our business and the economies of the markets in which we operate. For example, one proposal set forth is the establishment of a consumer protection agency which would exercise authority under existing consumer laws, have broad rule writing powers to administer and carry out its purpose and objectives, have the power to exempt certain persons or consumer financial products from its purview, have the power to examine or require reports from certain persons to ensure compliance with such agency’s mandates and have primary enforcement action over its mandates. The application of these powers is unclear; however, it has been advocated in this paper that such an agency would standardize consumer financial products and permit unstandardized products to be offered under very limited circumstances, among other things. Such a limitation on the financial products we may offer may impact our ability to meet all of our client’s needs and lead to clients seeking financial solutions and products through nonbanking channels outside the scope of this agency. Additionally, the paper advocates that such an agency be able to mandate how much we may compensate our employees that sell certain financial products and the settings and circumstances under which such financial products may be sold to consumers. Consequently, the increased expense of complying with an additional regulatory agency and the inability to retain qualified employees may adversely affect profits. In another example, the proposed reform of the financial regulatory structure suggests that states be permitted to adopt consumer financial protections beyond what would be required under the federal structure promulgated by the new consumer protection agency. If this approach were permitted, our expenses associated with complying with differing state requirements could increase and our ability to provide for our client’s financial needs could be inhibited. Another proposed regulatory reform suggests removing barriers to interstate branching for national and state banks. If Congress were to adopt the provisions outlined in the Treasury’s publication, competition could intensify in markets in which we do business, specifically from new entrants in markets that have previously limited entry to banks that acquire existing banks in those markets.

Additionally, the Company deletes the risk factors under the captions “Treasury “Stress Tests” and Other Actions may Adversely Affect Bank Operations and Value of Shares” and “Federal bank regulatory agencies have directed us to increase our Tier 1 common equity as a result of the Supervisory Capital Assessment Program.” These risks have largely been eliminated as a result of the Company’s successful capital raising activities during the May and June of 2009 to implement the requirements of the SCAP.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2009:	Table 15

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	-	-	-	30,000,000	-	-	-	-
February 1-28	-	-	-	30,000,000	-	-	-	-
March 1-31	-	-	-	30,000,000	-	-	-	-

Total first quarter 2009	-	-	-		-	-	-	-

April 1-30	-	-	-	30,000,000	-	-	-	-
May 1-31	-	-	-	30,000,000	-	-	-	-
June 1-30	-	-	-	30,000,000	12,569,104	17.50	12,569,104	10,000,000	[4]

Total second quarter 2009	-	-	-		12,569,104	17.50	12,569,104	10,000,000

Total year-to-date 2009	-	-	-		12,569,104	17.50	12,569,104	10,000,000

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A. On June 30, 2009, the Company repurchased a portion of its Series A preferred stock as part of a publicly announced tender offer dated June 1, 2009. The tender offer represented an acceleration of the Company's previously announced capital plan framework to increase its Tier 1 common equity in response to the Federal Reserve's Supervisory Capital Assessment Program. The Company repurchased $314.2 million face amount of preferred stock at $17.50 per share ($25 par value), which equates to 12,569,104 Depositary Shares. As of June 30, 2009, 7,430,896 Depositary Shares remain outstanding.

2This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the six months ended June 30, 2009, zero shares of SunTrust common stock were surrendered by participants in SunTrust's employee stock option plans.

3On August 14, 2007, the Board of Directors authorized the Company to repurchase up to 30 million shares of common stock and specified that such authorization replaced (terminated) existing unused authorizations.

4The Company may repurchase up to $250 million face amount of various tranches of its hybrid capital securities, including its Series A Preferred Stock. The amount disclosed reflects the maximum number of Series A Preferred Shares which the Company may repurchase under this authority assuming it is used solely to repurchase Series A Preferred Stock.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 28, 2009. The Company reported the actions taken by the shareholders and the voting results for each item acted upon in Item 8.01 of a Current Report on Form 8-K filed with the Commission on April 30, 2009.

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

4.1

SunTrust Banks, Inc. 401(k) Plan (the “Plan”), as amended and restated effective April 22, 2009, incorporated by reference to Exhibit 4.3 Registrant’s registration statement on Form S-8 (Registration No. 333-158867) filed April 28, 2009.

*

4.2

SunTrust Banks, Inc. 401(k) Trust Agreement (formerly known as the SunTrust Banks, Inc. Employee Stock Ownership Trust), as amended, incorporated by reference to Exhibit 4.4 of Registration Statement Number 333-91519, together with First Amendment to the SunTrust Banks, Inc. 401(k) Trust Agreement effective as of January 3, 1993, incorporated by reference to Exhibit 4.5 Registrant’s registration statement on Form S-8 (Registration No. 333-158867) filed April 28, 2009.

*

4.3

Amendment No. 1 to Amended and Restated Declaration of Trust of SunTrust Preferred Capital I, dated as of June 25, 2009, among SunTrust Banks, Inc., as Sponsor and Holder of all of the Common Securities, and the Administrative Trustees named therein, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed July 1, 2009.

*

4.4

Amended and Restated Stock Purchase Contract Agreement, dated as of June 26, 2009, between the Company and SunTrust Preferred Capital I, acting through U.S. Bank National Association, as Property Trustee, incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed July 1, 2009.

*

4.5

Amended and Restated Collateral Agreement, dated as of June 26, 2009, among the Company, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, Custodial Agent, Securities Intermediary and Securities Registrar, and SunTrust Preferred Capital I, acting through U.S. Bank National Association, as Property Trustee, incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed July 1, 2009.

*

4.6

Amendment No. 1 to Amended and Restated Declaration of Trust of SunTrust Capital I, dated as of June 25, 2009, among SunTrust Banks, Inc., as Sponsor, and the Regular Trustees named therein, incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed July 1, 2009.

*

4.7

Amendment No. 1 to Amended and Restated Declaration of Trust of SunTrust Capital III, dated as of June 25, 2009, among SunTrust Banks, Inc., as Sponsor, and the Regular Trustees named therein, incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K filed July 1, 2009.

*

4.8

Amended and Restated Declaration of Trust of SunTrust Capital VIII, a Delaware statutory trust, dated as of June 29, 2009, among the Sponsor, U.S. Bank National Association, as Property Trustee, U.S. Bank Trust National Association, as Delaware Trustee, and the Administrative Trustees named therein, incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K filed July 1, 2009.

*

10.1

Independent Contractor Consulting Agreement entered into as of June 17, 2009 by and between SunTrust Banks, Inc. and William R. Reed, Jr., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2009.

*

10.2

Noncompete, Waiver and Release Agreement entered into as of June 17, 2009 by and between SunTrust Banks, Inc. and William R. Reed, Jr., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 18, 2009.

*

31.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

31.2	Certification of Corporate Executive Vice President and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

32.2	Certification of Corporate Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(filed herewith)

101.1	Interactive Data File.	(filed herewith)

*	incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 10th day of August, 2009.

SunTrust Banks, Inc.
(Registrant)

/s/Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)