Form 10-Q
period 2009-09-30
SUNTRUST BANKS INC
filed 2009-11-04
CIK 750556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

At October 28, 2009, 499,150,479 shares of the Registrant’s Common Stock, $1.00 par value, were outstanding.

Tables of Contents

PART I – FINANCIAL INFORMATION

The following unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to comply with Regulation S-X have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year of 2009.

Item  1. FINANCIAL STATEMENTS (UNAUDITED)

SunTrust Banks, Inc.

Consolidated Statements of Income/(Loss)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars and shares in thousands, except per share data) (Unaudited)	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$1,370,318	$1,688,019	$4,180,248	$5,258,075
Interest and fees on loans held for sale	57,286	64,937	191,524	236,437
Interest and dividends on securities available for sale
Taxable interest	177,712	153,006	527,573	462,523
Tax-exempt interest	9,660	10,852	30,377	33,395
Dividends[1]	18,620	21,410	54,848	84,672
Interest on funds sold and securities purchased under agreements to resell	395	7,527	1,890	23,208
Interest on deposits in other banks	33	198	209	646
Trading account interest	23,498	71,365	93,462	243,055

Total interest income	1,657,522	2,017,314	5,080,131	6,342,011

Interest Expense
Interest on deposits	334,992	545,898	1,157,768	1,873,547
Interest on funds purchased and securities sold under agreements to repurchase	1,460	31,321	6,634	123,648
Interest on trading liabilities	4,658	8,830	15,735	21,463
Interest on other short-term borrowings	2,970	11,220	11,718	47,084
Interest on long-term debt	175,984	273,832	599,063	833,473

Total interest expense	520,064	871,101	1,790,918	2,899,215

Net interest income	1,137,458	1,146,213	3,289,213	3,442,796
Provision for loan losses	1,133,929	503,672	3,090,208	1,511,721

Net interest income after provision for loan losses	3,529	642,541	199,005	1,931,075

Noninterest Income
Service charges on deposit accounts	219,071	240,241	635,689	682,376
Trust and investment management income	118,874	147,477	351,891	465,898
Other charges and fees	133,433	128,776	385,553	385,588
Card fees	82,370	78,138	238,535	230,465
Retail investment services	51,361	72,791	163,474	218,855
Investment banking income	75,343	62,164	211,915	178,571
Mortgage production related income	28,143	50,028	444,001	199,085
Mortgage servicing related income	60,193	62,654	283,203	124,300
Trading account profits/(losses) and commissions	(86,866)	121,136	(9,593)	100,048
Net gain on sale of businesses	-	81,813	-	200,851
Gain from ownership in Visa	-	-	112,102	86,305
Net gain on sale/leaseback of premises	-	-	-	37,039
Other noninterest income	46,437	66,958	126,024	184,106
Net securities gains[2]	46,692	173,046	25,170	662,247

Total noninterest income	775,051	1,285,222	2,967,964	3,755,734

Noninterest Expense
Employee compensation	541,347	596,050	1,683,597	1,788,398
Employee benefits	124,690	100,160	422,201	334,852
Outside processing and software	146,850	132,361	430,570	348,731
Operating losses	18,425	135,183	73,616	210,100
Marketing and customer development	38,157	217,693	103,146	320,599
Net occupancy expense	90,445	88,745	265,082	260,669
Equipment expense	41,616	51,931	128,948	155,317
Mortgage reinsurance	10,000	47,956	104,620	79,928
Credit and collection services	69,128	50,568	183,315	112,133
Amortization/impairment of goodwill/intangible assets	13,741	18,551	794,712	104,001
Other real estate expense	88,317	32,304	181,725	69,433
Regulatory assessments	45,473	19,061	241,621	34,387
Net loss on debt extinguishment	2,276	-	15,836	11,723
Visa litigation	-	20,000	7,000	(19,124)
Other noninterest expense	198,382	154,732	472,853	481,723

Total noninterest expense	1,428,847	1,665,295	5,108,842	4,292,870

Income/(loss) before provision/(benefit) for income taxes	(650,267)	262,468	(1,941,873)	1,393,939
Provision/(benefit) for income taxes	(336,056)	(52,767)	(635,790)	241,685

Net income/(loss) including income attributable to noncontrolling interest	(314,211)	315,235	(1,306,083)	1,152,254
Net income attributable to noncontrolling interest	2,730	2,791	9,485	8,893

Net income/(loss)	($316,941)	$312,444	($1,315,568)	$1,143,361

Net income/(loss) available to common shareholders	($377,144)	$304,397	($1,416,953)	$1,115,920

Net income/(loss) per average common share
Diluted	($0.76)	$0.87	($3.41)	$3.19
Basic	(0.76)	0.87	(3.41)	3.20

Dividends declared per common share	0.01	0.77	0.21	2.31

Average common shares - diluted[3]	494,169	350,970	415,444	349,613
Average common shares - basic	494,169	349,916	415,444	348,409
[1] Includes dividends on common stock of The Coca-Cola Company	$12,300	$11,400	$36,900	$44,520

2 Includes other-than-temporary impairment losses of $9.7 million for the three months ended September 30, 2009, consisting of $89.7 million of total unrealized losses, net of $80.0 million of non-credit related unrealized losses recorded in other comprehensive income, before taxes, and other-than-temporary impairment losses of $16.1 million for the nine months ended September 30, 2009, consisting of $96.1 million of total unrealized losses, net of $80.0 million of non-credit related unrealized losses recorded in other comprehensive income, before taxes.

3 For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Balance Sheets

	As of
(Dollars in thousands) (Unaudited)	September 30 2009	December 31 2008
Assets
Cash and due from banks	$4,303,550	$5,622,789
Interest-bearing deposits in other banks	25,098	23,999
Funds sold and securities purchased under agreements to resell	829,089	990,614

Cash and cash equivalents	5,157,737	6,637,402
Trading assets	6,673,623	10,396,269
Securities available for sale[1]	22,122,850	19,696,537
Loans held for sale (loans at fair value: $2,862,755 as of September 30, 2009; $2,424,432 as of December 31, 2008)	4,577,549	4,032,128
Loans (loans at fair value: $468,658 as of September 30, 2009; $270,342 as of December 31, 2008)	116,487,938	126,998,443
Allowance for loan and lease losses	(3,024,000)	(2,350,996)

Net loans	113,463,938	124,647,447
Premises and equipment	1,553,342	1,547,892
Goodwill	6,314,382	7,043,503
Other intangible assets (mortgage servicing rights at fair value: $783,242 as of September 30, 2009; $0 as of December 31, 2008)	1,604,136	1,035,427
Customers’ acceptance liability	5,911	5,294
Other real estate owned	571,553	500,481
Unsettled sales of securities available for sale	3,094,620	6,386,795
Other assets	7,578,106	7,208,786

Total assets	$172,717,747	$189,137,961

Liabilities and Shareholders’ Equity
Noninterest-bearing consumer and commercial deposits	$23,590,252	$21,522,021
Interest-bearing consumer and commercial deposits	90,010,990	83,753,686

Total consumer and commercial deposits	113,601,242	105,275,707
Brokered deposits (CDs at fair value: $1,206,402 as of September 30, 2009; $587,486 as of December 31, 2008)	4,953,103	7,667,167
Foreign deposits	776,697	385,510

Total deposits	119,331,042	113,328,384
Funds purchased	1,037,562	1,120,079
Securities sold under agreements to repurchase	2,186,204	3,193,311
Other short-term borrowings (debt at fair value: $0 as of September 30, 2009; $399,611 as of December 31, 2008)	1,692,889	5,166,360
Long-term debt (debt at fair value: $3,575,807 as of September 30, 2009; $7,155,684 as of December 31, 2008)	18,177,280	26,812,381
Acceptances outstanding	5,911	5,294
Trading liabilities	2,531,114	3,240,784
Unsettled purchases of securities available for sale	313,582	8,898,279
Other liabilities	4,533,879	4,872,284

Total liabilities	149,809,463	166,637,156

Preferred stock	4,911,416	5,221,703
Common stock, $1.00 par value	514,667	372,799
Additional paid in capital	8,520,533	6,904,644
Retained earnings	8,886,150	10,388,984
Treasury stock, at cost, and other	(1,076,633)	(1,368,450)
Accumulated other comprehensive income, net of tax	1,152,151	981,125

Total shareholders’ equity	22,908,284	22,500,805

Total liabilities and shareholders’ equity	$172,717,747	$189,137,961

Common shares outstanding	499,146,588	354,515,013
Common shares authorized	750,000,000	750,000,000
Preferred shares outstanding	50,225	53,500
Preferred shares authorized	50,000,000	50,000,000
Treasury shares of common stock	15,520,007	18,284,356

[1] Includes net unrealized gains on securities available for sale	$1,903,166	$1,413,330
See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Shareholders’ Equity

(Dollars and shares in thousands, except per share data) (Unaudited)	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock and Other[1]	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2008	$500,000	348,411	$370,578	$6,707,293	$10,646,640	($1,661,719)	$1,607,149	$18,169,941
Net income	-	-	-	-	1,143,361	-	-	1,143,361
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	(733,952)	(733,952)
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	4,089	4,089
Change related to employee benefit plans	-	-	-	-	-	-	11,004	11,004

Total comprehensive income								424,502
Change in noncontrolling interest	-	-	-	-	-	(4,070)	-	(4,070)
Issuance of common stock for GB&T acquisition	-	2,221	2,221	152,292	-	-	-	154,513
Common stock dividends, $2.31 per share	-	-	-	-	(812,971)	-	-	(812,971)
Preferred stock dividends, $3,440 per share	-	-	-	-	(17,200)	-	-	(17,200)
Exercise of stock options and stock compensation expense	-	439	-	2,251	-	35,314	-	37,565
Performance and restricted stock activity	-	1,609	-	(40,378)	-	40,314	-	(64)
Amortization of performance and restricted stock compensation	-	-	-	-	-	52,490	-	52,490
Issuance of stock for employee benefit plans	-	1,282	-	(37,983)	-	102,154	-	64,171
Other activity	-	-	-	501	-	-	-	501

Balance, September 30, 2008	$500,000	353,962	$372,799	$6,783,976	$10,959,830	($1,435,517)	$888,290	$18,069,378

Balance, January 1, 2009	$5,221,703	354,515	$372,799	$6,904,644	$10,388,984	($1,368,450)	$981,125	$22,500,805
Net loss	-	-	-	-	(1,315,568)	-	-	(1,315,568)
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	-	-	-	-	-	-	321,991	321,991
Change in unrealized gains (losses) on derivatives, net of taxes	-	-	-	-	-	-	(296,469)	(296,469)
Change related to employee benefit plans	-	-	-	-	-	-	153,219	153,219

Total comprehensive loss								(1,136,827)
Change in noncontrolling interest	-	-	-	-	-	(1,648)	-	(1,648)
Common stock dividends, $0.21 per share	-	-	-	-	(77,632)	-	-	(77,632)
Series A preferred stock dividends, $3,044 per share	-	-	-	-	(12,398)	-	-	(12,398)
U.S. Treasury preferred stock dividends, $3,754 per share	-	-	-	-	(182,062)	-	-	(182,062)
Accretion of discount associated with U.S. Treasury preferred stock	17,202	-	-	-	(17,202)	-	-	-
Issuance of common stock in connection with SCAP capital plan	-	141,868	141,868	1,687,867	-	-	-	1,829,735
Extinguishment of forward stock purchase contract	-	-	-	173,653	-	-	-	173,653
Repurchase of preferred stock	(327,489)	-	-	5,047	94,318	-	-	(228,124)
Exercise of stock options and stock compensation expense	-	-	-	6,045	-	-	-	6,045
Performance and restricted stock activity	-	1,900	-	(204,984)	-	174,854	-	(30,130)
Amortization of performance and restricted stock compensation	-	-	-	-	-	51,330	-	51,330
Issuance of stock for employee benefit plans	-	864	-	(51,739)	(5)	67,281	-	15,537
Adoption of ASC 320-10[2]	-	-	-	-	7,715		(7,715)	-

Balance, September 30, 2009	$4,911,416	499,147	$514,667	$8,520,533	$8,886,150	($1,076,633)	$1,152,151	$22,908,284

1	Balance at September 30, 2009 includes ($1,110,960) for treasury stock, ($76,721) for compensation element of restricted stock, and $111,048 for noncontrolling interest.

Balance at September 30, 2008 includes ($1,413,849) for treasury stock, ($135,021) for compensation element of restricted stock, and $113,353 for noncontrolling interest.

2

Effective April 1, 2009, the Company adopted the update to ASC 320-10, which provided the guidance in determining the impact of other-than-temporary impairment. Amounts shown are net-of-tax. See Note 1, “Summary of Significant Accounting Principles” and Note 3, “Securities Available For Sale” to the Consolidated Financial Statements for additional information on adoption of this accounting guidance.

See Notes to Consolidated Financial Statements (unaudited).

SunTrust Banks, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
(Dollars in thousands) (Unaudited)	2009	2008
Cash Flows from Operating Activities:
Net income/(loss) including income attributable to noncontrolling interest	($1,306,083)	$1,152,254
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net gain on sale of businesses	-	(200,851)
Visa litigation	7,000	(19,124)
Expense recognized on contribution of common stock of The Coca-Cola Company	-	183,418
Gain from ownership in Visa	(112,102)	(86,305)
Depreciation, amortization and accretion	722,118	628,581
Impairment of goodwill/intangibles	751,156	45,000
Recovery of mortgage servicing rights impairment, net of reserve	(188,699)	-
Origination of mortgage servicing rights	(585,516)	(396,590)
Provisions for loan losses and foreclosed property	3,244,418	1,564,873
Amortization of performance and restricted stock compensation	51,330	52,490
Stock option compensation	6,045	14,080
Excess tax benefits from stock-based compensation	(369)	(786)
Net loss on extinguishment of debt	15,836	11,723
Net securities gains	(25,170)	(662,247)
Net gain on sale/leaseback of premises	-	(37,039)
Net gain on sale of assets	(40,157)	(43,096)
Net (increase)/decrease in loans held for sale	(809,791)	3,469,032
Contributions to retirement plans	(20,476)	(4,237)
Net (increase)/decrease in other assets	965,585	(1,657,668)
Net decrease in other liabilities	(962,414)	(782,950)

Net cash provided by operating activities	1,712,711	3,230,558

Cash Flows from Investing Activities:
Proceeds from maturities, calls and paydowns of securities available for sale	2,674,985	1,066,923
Proceeds from sales of securities available for sale	10,210,583	2,047,309
Purchases of securities available for sale	(20,167,736)	(1,915,327)
Proceeds from maturities, calls and paydowns of trading securities	80,496	3,620,326
Proceeds from sales of trading securities	2,113,466	3,004,185
Purchases of trading securities	(85,965)	(3,195,164)
Loan repayments/(originations), net	7,076,102	(4,813,139)
Proceeds from sales of loans held for investment	524,589	933,476
Proceeds from sale of mortgage servicing rights	-	148,378
Capital expenditures	(160,674)	(141,381)
Net cash and cash equivalents received for sale of businesses	-	297,211
Net cash and cash equivalents (paid for)/acquired in acquisitions	(1,802)	70,746
Proceeds from sale/redemption of Visa shares	112,102	86,305
Seix contingent consideration payout	(12,722)	-
Proceeds from the sale/leaseback of premises	-	288,851
Proceeds from the sale of other assets	412,425	252,759

Net cash provided by investing activities	2,775,849	1,751,458

Cash Flows from Financing Activities:
Net increase/(decrease) in consumer and commercial deposits	7,881,081	(1,681,823)
Net decrease in foreign and brokered deposits	(2,327,478)	(1,888,211)
Assumption of deposits, net	445,482	160,517
Net decrease in funds purchased, securities sold under agreements to repurchase, and other short-term borrowings	(4,563,095)	(3,069,088)
Proceeds from the issuance of long-term debt	574,560	4,838,704
Repayment of long-term debt	(9,319,440)	(3,606,978)
Proceeds from the exercise of stock options	-	22,174
Excess tax benefits from stock-based compensation	369	786
Proceeds from the issuance of common stock	1,829,735	-
Repurchase of preferred stock	(228,124)	-
Common and preferred dividends paid	(261,315)	(830,171)

Net cash used in financing activities	(5,968,225)	(6,054,090)

Net decrease in cash and cash equivalents	(1,479,665)	(1,072,074)
Cash and cash equivalents at beginning of period	6,637,402	5,642,601

Cash and cash equivalents at end of period	$5,157,737	$4,570,527

Supplemental Disclosures:
Loans transferred from loans held for sale to loans	$301,308	$642,268
Loans transferred from loans to other real estate owned	602,651	480,512
U.S. Treasury preferred dividend accrued but unpaid	10,777	-
Accretion on U.S. Treasury preferred stock	17,202	-
Extinguishment of forward stock purchase contract	173,653	-
Gain on repurchase of Series A preferred stock	94,318	-

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard during the third quarter of 2009. The adoption had no impact on the Company’s financial position, results of operations, and earnings per share.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. These standards are effective for the first interim reporting period of 2010. SFAS No. 166 amends the guidance in ASC 860 to eliminate the concept of a qualifying special-purpose entity (“QSPE”) and changes some of the requirements for derecognizing financial assets. SFAS No. 167 amends the consolidation guidance in ASC 810-10. Specifically, the amendments will (a) eliminate the exemption for QSPEs from the new guidance, (b) shift the determination of which enterprise should consolidate a variable interest entity (“VIE”) to a current control approach, such that an entity that has both the power to make decisions and right to receive benefits or absorb losses that could potentially be significant, will consolidate a VIE, and (c) change when it is necessary to reassess who should consolidate a VIE. The Company is evaluating the impact that these standards will have on its financial statements.

The Company is in process of performing an analysis of the impact of these accounting standards on all QSPEs and VIE structures with which it is involved. Based on this analysis to date, the Company expects to consolidate its multi-seller conduit, Three Pillars Funding, LLC (“Three Pillars”). The primary balance sheet impacts of consolidating Three Pillars will be increases in loans and leases, the related allowance for loan losses, and short-term borrowings. The Company expects to earn approximately the same annual net income from its involvement with Three Pillars, but the Company’s Consolidated Statement of Income will reflect a reduction in noninterest income and an increase in net interest income due to consolidation. (See Note 7, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements for more discussion of Three Pillars.)

The pro forma impact of consolidating Three Pillars on January 1, 2010 (based on estimates of the carrying values of the assets of Three Pillars as of September 30, 2009) will be incremental assets and liabilities of approximately $902.0 million, as the Company currently holds $1.3 billion of Three Pillars’ commercial paper at September 30, 2009. There will be an insignificant impact on equity as a result of the transition adjustment that will be recorded on January 1, 2010 related to this consolidation. Based on financial information as of September 30, 2009, the pro forma impact on certain of the Company’s regulatory capital ratios as a result of consolidating Three Pillars under both the current and the proposed risk-based capital rules is not significant.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company expects to initially measure assets, liabilities, and noncontrolling interests of Three Pillars at their unpaid principal balance. The Company expects that the cumulative effect of adopting SFAS 167 as of January 1, 2010 will not have a material impact on its financial statements or capital position.

The Company does not currently believe that it is the primary beneficiary of any other significant off-balance sheet entities with which it is involved. The Company will continue to evaluate the impact of the new guidance on its other structures. The ultimate impact could differ due to ongoing interpretations of the standard and market conditions. It is possible that the ongoing analysis and new interpretations may result in the identification of additional VIEs and QSPEs, other than Three Pillars, that may need to be consolidated. The Company does not currently expect the consolidation of such additional entities to have a significant impact on the Company’s consolidated financial statements or regulatory capital.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC 820-10, “Fair Value Measurements and Disclosures”. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In May 2009, the FASB updated ASC 855, “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance during the second quarter of 2009. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are filed. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or earnings per share.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The Company adopted this guidance effective April 1, 2009 and in connection therewith, recorded a $7.7 million, net of tax, reclassification to decrease other comprehensive income for impairment charges previously recorded through earnings with an offset to retained earnings as a cumulative effect adjustment. The enhanced disclosures required by the guidance are included in Note 3, “Securities Available for Sale,” to the Consolidated Financial Statements.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This issuance provides guidance on estimating fair value when there has been a significant decrease in the volume and level of activity for the asset or liability and for identifying transactions that may not be orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during the second quarter of 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations, as the Company’s existing valuation methodologies were largely consistent with those of this guidance. The enhanced disclosures related to this guidance are included in Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments”. This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The Company adopted this guidance during the second quarter of 2009. The required disclosures have been included in Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share.” The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of this update, effective January 1, 2009, did not have a material impact on the Company’s financial position, results of operations, and earnings per share.

Notes to Consolidated Financial Statements (Unaudited)-Continued

In December 2007, the FASB updated ASC 810-10, “Consolidation.” This update generally requires that a noncontrolling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to the Company and the noncontrolling interest of a consolidated subsidiary. The update is effective for annual periods beginning after December 15, 2008. The Company adopted this update effective January 1, 2009, and is required to apply the guidance retrospectively to all prior periods presented. Reclassifications of $112.7 million were made in the Consolidated Balance Sheet as of December 31, 2008 and $2.8 million and $8.9 million in the Consolidated Statements of Income/(Loss) for the three and nine month periods ended September 30, 2008, respectively, to conform to the current period presentation.

Note 2 – Acquisitions / Dispositions

(in millions)	Date	Cash or other consideration (paid)/received	Goodwill	Other Intangibles	Gain/ (Loss)	Comments
For the Nine Months Ended September 30, 2009
Acquisition of Epic Advisors, Inc.	4/1/09	($2.0)	$5.0	$0.6	$-	Goodwill and intangibles recorded are tax-deductible.
For the Nine Months Ended September 30, 2008
Purchase of remaining interest in Zevenbergen Capital Investments, LLC	9/30/08	(22.6)	20.7	-	-	Goodwill recorded is tax-deductible.
Sale of TransPlatinum Service Corp.	9/2/08	100.0	(10.5)	-	81.8
Sale of First Mercantile Trust Company	5/30/08	59.1	(11.7)	(3.0)	29.6
Acquisition of GB&T Bancshares, Inc [1]	5/1/08	(154.6)	143.5	29.5	-	Goodwill and intangibles recorded are non tax-deductible.
Sale of 24.9% interest in Lighthouse Investment Partners, LLC (“Lighthouse Investment Partners”)	1/2/08	155.0	-	(6.0)	89.4	SunTrust will continue to earn a revenue share based upon client referrals to the funds.

1 On May 1, 2008, SunTrust acquired GB&T, a North Georgia-based financial institution serving commercial and retail customers, for $154.6 million, including cash paid for fractional shares, via the merger of GB&T with and into SunTrust. In connection therewith, GB&T shareholders received 0.1562 shares of the Company’s common stock for each share of GB&T’s common stock, resulting in the issuance of approximately 2.2 million shares of SunTrust common stock. As a result of the acquisition, SunTrust acquired approximately $1.4 billion of loans, primarily commercial real estate loans, and assumed approximately $1.4 billion of deposit liabilities. SunTrust elected to account for $171.6 million of the acquired loans at fair value. The remaining loans are accounted for at amortized cost and had a carryover reserve for loan and lease losses of $158.7 million. The acquisition was accounted for under the purchase method of accounting with the results of operations for GB&T included in SunTrust’s results beginning May 1, 2008.

Note 3 – Securities Available for Sale

Securities available for sale at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agencies	$4,879,151	$48,797	$252	$4,927,696
U.S. states and political subdivisions	968,561	37,626	5,934	1,000,253
Residential mortgage-backed securities - agency	12,155,652	310,186	1,857	12,463,981
Residential mortgage-backed securities - private	522,808	1,650	107,213	417,245
Other debt securities	791,992	15,868	7,537	800,323
Common stock of The Coca-Cola Company	69	1,610,931	-	1,611,000
Other equity securities[1]	901,451	901	-	902,352

Total securities available for sale	$20,219,684	$2,025,959	$122,793	$22,122,850

Notes to Consolidated Financial Statements (Unaudited)-Continued

	December 31, 2008
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and federal agencies	$464,566	$21,889	$302	$486,153
U.S. states and political subdivisions	1,018,906	24,621	6,098	1,037,429
Residential mortgage-backed securities - agency	14,424,531	135,803	10,230	14,550,104
Residential mortgage-backed securities - private	629,174	8,304	115,327	522,151
Other debt securities	302,800	4,444	13,059	294,185
Common stock of The Coca-Cola Company	69	1,358,031	-	1,358,100
Other equity securities[1]	1,443,161	5,254	-	1,448,415

Total securities available for sale	$18,283,207	$1,558,346	$145,016	$19,696,537

1Includes $343.3 million and $493.2 million of Federal Home Loan Bank (“FHLB”) of Cincinnati and FHLB of Atlanta stock stated at par value, $360.4 million and $360.9 million of Federal Reserve Bank stock stated at par value and $197.4 million and $588.5 million of mutual fund investments stated at fair value as of September 30, 2009 and December 31, 2008, respectively.

The amortized cost and fair value of investments in debt securities at September 30, 2009 by estimated average life are shown below. Actual cash flows may differ from estimated average lives and contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)	1 Year or Less	1-5 Years	5-10 Years	After 10 Years	Total
Distribution of Maturities:
Amortized Cost
Residential mortgage-backed securities - agency	$152,410	$9,711,233	$2,210,677	$81,332	$12,155,652
Other debt securities	397,451	6,057,151	512,896	195,014	7,162,512

Total debt securities	$549,861	$15,768,384	$2,723,573	$276,346	$19,318,164

Fair Value
Residential mortgage-backed securities - agency	$157,076	$9,930,036	$2,291,170	$85,699	$12,463,981
Other debt securities	400,407	6,035,037	526,004	184,069	7,145,517

Total debt securities	$557,483	$15,965,073	$2,817,174	$269,768	$19,609,498

Gross realized gains and losses on sales and OTTI on securities available for sale during the periods were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2009	2008	2009	2008
Gross realized gains	$71,395	$183,464	$87,559	$744,838
Gross realized losses	(15,048)	(142)	(46,273)	(826)
OTTI	(9,655)	(10,276)	(16,116)	(81,765)

Net securities gains/(losses)	$46,692	$173,046	$25,170	$662,247

Securities with unrealized losses at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$161,276	$252	$-	$-	$161,276	$252
U.S. states and political subdivisions	79,175	4,775	69,417	1,159	148,592	5,934
Residential mortgage-backed securities - agency	478,401	1,857	103	-	478,504	1,857
Residential mortgage-backed securities - private	16,016	3,461	342,152	103,752	358,168	107,213
Other debt securities	34,065	1,839	28,799	5,698	62,864	7,537

Total securities with unrealized losses	$768,933	$12,184	$440,471	$110,609	$1,209,404	$122,793

	December 31, 2008
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and federal agencies	$43,584	$302	$23	$-	$43,607	$302
U.S. states and political subdivisions	169,693	4,980	14,879	1,118	184,572	6,098
Residential mortgage-backed securities - agency	3,354,319	10,223	472	7	3,354,791	10,230
Residential mortgage-backed securities - private	450,653	98,696	40,269	16,631	490,922	115,327
Other debt securities	143,666	6,901	28,944	6,158	172,610	13,059

Total securities with unrealized losses	$4,161,915	$121,102	$84,587	$23,914	$4,246,502	$145,016

Notes to Consolidated Financial Statements (Unaudited)-Continued

On September 30, 2009, the Company held certain investment securities having unrealized loss positions. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before their anticipated recovery. The Company has reviewed its portfolio for OTTI in accordance with the accounting policies outlined in Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2008 and 2009 have increased market yields on securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio that continued during the first nine months of 2009. The unrealized loss of $107.2 million in private residential mortgage-backed securities (“MBS”) as of September 30, 2009 includes purchased and retained interests from securitizations that are evaluated quarterly for OTTI using cash flow models. The Company records OTTI based on the credit impairment estimates derived from the cash flow analyses. The remaining unrealized loss in OCI is reflective of the current illiquidity and risk premiums reflected in the market. The unrealized loss of $7.5 million in other debt securities is primarily related to senior and subordinated corporate bond positions. As of September 30, 2009, approximately 93% of the total securities available for sale portfolio are rated “AAA,” the highest possible rating by nationally recognized rating agencies.

For the three and nine months ended September 30, 2009, the Company recorded OTTI losses on available for sale securities as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2009	2009
(Dollars in thousands)	Residential Mortgage-Backed Securities - Private	Residential Mortgage-Backed Securities - Private	Other Securities
Total other than temporary impairment losses	$89,702	$95,951	$212
Portion of losses recognized in other comprehensive income (before taxes)	80,047	80,047	-

Net impairment losses recognized in earnings	$9,655	$15,904	$212

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

September 30 2009
Current default rate	0-12%
Prepayment rate	5-17%
Loss severity	35-100%

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following is a rollforward of credit losses recognized in earnings for the three and six months ended September 30, 2009 related to securities for which some portion of the impairment was recorded in other comprehensive income.

(Dollars in thousands)	Three Months Ended September 30, 2009
Balance, as of June 30, 2009	$12,451
Additions:
OTTI credit losses on securities not previously impaired	7,833
OTTI credit losses on previously impaired securities	1,822

Balance, as of September 30, 2009	$22,106

(Dollars in thousands)	Six Months Ended September 30, 2009
Balance, as of April 1, 2009, effective date	$7,646
Additions:
OTTI credit losses on securities not previously impaired	12,638
OTTI credit losses on previously impaired securities	1,822

Balance, as of September 30, 2009	$22,106

The Company adopted the updated guidance in ASC 320-10 on determining OTTI on securities on April 1, 2009 and in conjunction therewith analyzed the securities for which it had previously recognized OTTI and recognized a cumulative effect adjustment representing the non-credit component of OTTI of $7.7 million, net of tax. The Company had previously recorded the non-credit component as impairment in earnings and therefore this amount was reclassified from retained earnings to other comprehensive income. The beginning balance of $7.6 million, pre-tax, as of the effective date, represents the credit loss component which remained in retained earnings related to the securities for which a cumulative effect adjustment was recorded. OTTI credit losses reflect the difference between the present value of cash flows expected to be collected, discounted using the security’s initial effective interest rate, and the amortized cost basis of these securities. The total OTTI impairment related to factors other than credit and therefore, recognized in accumulated other comprehensive income (“AOCI”), before tax, totaled $80.0 million as of September 30, 2009.

Note 4 – Allowance for Loan and Lease Losses

Activity in the allowance for loan and lease losses is summarized in the table below:

	Three Months Ended September 30		% Change	Nine Months Ended September 30		% Change
(Dollars in thousands)	2009	2008		2009	2008
Balance at beginning of period	$2,896,000	$1,829,400	58.3%	$2,350,996	$1,282,504	83.3%
Allowance from GB&T acquisition	-	-	-	-	158,705	(100.0)
Provision for loan losses	1,133,929	503,672	125.1	3,090,208	1,511,721	104.4
Loan charge-offs	(1,045,894)	(419,724)	149.2	(2,528,368)	(1,097,985)	130.3
Loan recoveries	39,965	27,652	44.5	111,164	86,055	29.2

Balance at end of period	$3,024,000	$1,941,000	55.8%	$3,024,000	$1,941,000	55.8%

Note 5 – Premises and Equipment

During the nine months ended September 30, 2008, the Company completed sale/leaseback transactions, consisting of 152 branch properties and various individual office buildings. In total, during 2008, the Company sold and concurrently leased back $201.9 million in land and buildings with associated accumulated depreciation of $110.3 million. Net proceeds were $288.9 million, resulting in a gross gain, net of transaction costs, of $197.3 million. For the nine months ended September 30, 2008, the Company recognized $37.0 million of gain, all of which was recognized in the first quarter of 2008. The remaining $160.3 million in gains were deferred and will be recognized ratably over the expected term of the respective leases, which is 10 years.

Note 6 – Goodwill and Other Intangible Assets

Due to the continued recessionary environment and sustained deterioration in the economy during the first quarter of 2009, the Company performed a complete goodwill impairment analysis for all of its reporting units. The estimated fair value of the Retail, Commercial, and Wealth and Investment Management reporting units exceeded their respective carrying values as of March 31, 2009; however, the fair value of the Household Lending, Corporate and Investment Banking, Commercial Real Estate (included in Retail and Commercial segment), and Affordable Housing (included in Retail and Commercial segment) reporting units were less than their respective carrying values. The implied fair value of goodwill of the Corporate and Investment Banking reporting unit exceeded the carrying value of the goodwill, thus no goodwill impairment was recorded for this reporting unit as of March 31, 2009. However, the implied fair value of goodwill applicable to the Household Lending, Commercial Real Estate, and Affordable Housing

Notes to Consolidated Financial Statements (Unaudited)-Continued

reporting units was less than the carrying value of the goodwill. As of March 31, 2009, an impairment loss of $751.2 million was recorded, which was the entire amount of goodwill carried by each of those reporting units. Based on the tax nature of the acquisitions that initially generated the goodwill, $677.4 million of the goodwill impairment charge was non-deductible for tax purposes. The goodwill impairment charge was a direct result of continued deterioration in the real estate markets and macro economic conditions that put downward pressure on the fair value of these businesses. The primary factors contributing to the impairment recognition was further deterioration in the actual and projected financial performance of these reporting units, as evidenced by the increase in net charge-offs and nonperforming loans. These declines reflected the existing economic downturn, which resulted in depressed earnings in these businesses and the significant decline in the Company’s market capitalization during the first quarter.

During the second quarter of 2009, the Company performed an updated evaluation of the Corporate and Investment Banking goodwill, which involved estimating the fair value of the reporting unit and the implied fair value of goodwill. The implied fair value of goodwill exceeded the carrying value of goodwill, thus no goodwill impairment was recorded as of June 30, 2009.

The Company completed its annual goodwill impairment test as of September 30, 2009. The estimated fair value of each of the Company’s reporting units which carry goodwill exceeded their respective carrying value as of September 30, 2009; therefore, the Company determined there was no impairment of goodwill. The improvement in the estimated fair value of the Corporate and Investment Banking reporting unit was due to increased valuation multiples observed in the market.

Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2009 are as follows:

(Dollars in thousands)	Retail and Commercial	Wholesale	Corporate and Investment Banking	Household Lending	Mortgage	Wealth and Investment Management	Corporate Other and Treasury	Total
Balance, January 1, 2009	$5,911,990	$522,548	$-	$-	$278,254	$330,711	$-	$7,043,503
Intersegment transfers [1]	125,580	(522,548)	223,307	451,915	(278,254)	-	-	-
Goodwill impairment	(299,241)	-	-	(451,915)	-	-	-	(751,156)
Seix contingent consideration	-	-	-	-	-	12,722	-	12,722
Purchase of Epic Advisors, Inc.	-	-	-	-	-	5,012	-	5,012
Other	474	-	-	-	-	3,827	-	4,301

Balance, September 30, 2009	$5,738,803	$-	$223,307	$-	$-	$352,272	$-	$6,314,382

[1]	Goodwill was reallocated among the reportable segments as a result of the corporate restructuring described in Note 17, “Business Segment Reporting,” to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Changes in the carrying amounts of other intangible assets for the nine months ended September 30 are as follows:

(Dollars in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights- Amortized Cost	Mortgage Servicing Rights- Fair Value	Other	Total
Balance, January 1, 2008	$172,655	$1,049,425	$-	$140,915	$1,362,995
Amortization	(43,761)	(164,546)	-	(15,240)	(223,547)
Mortgage servicing rights (“MSRs”) originated	-	396,590	-	-	396,590
MSRs impairment reserve	-	(1,881)	-	-	(1,881)
MSRs impairment recovery	-	1,881	-	-	1,881
Sale of interest in Lighthouse Partners	-	-	-	(5,992)	(5,992)
Sale of MSRs	-	(131,456)	-	-	(131,456)
Customer intangible impairment charge	-	-	-	(45,000)	(45,000)
Purchased credit card relationships [3]	-	-	-	9,898	9,898
Acquisition of GB&T	29,510	-	-	-	29,510
Sale of First Mercantile Trust	-	-	-	(3,033)	(3,033)

Balance, September 30, 2008	$158,404	$1,150,013	$-	$81,548	$1,389,965

Balance, January 1, 2009	$145,311	$810,474	$-	$79,642	$1,035,427
Designated at fair value (transfers from amortized cost)	-	(187,804)	187,804	-	-
Amortization	(32,361)	(171,895)	-	(11,323)	(215,579)
MSRs originated	-	-	585,516	-	585,516
MSRs impairment recovery	-	188,699	-	-	188,699
Changes in fair value
Due to changes in inputs or assumptions [1]	-	-	70,148	-	70,148
Other changes in fair value [2]	-	-	(60,226)	-	(60,226)
Other	-	-	-	151	151

Balance, September 30, 2009	$112,950	$639,474	$783,242	$68,470	$1,604,136

1 Primarily reflects changes in discount rates and prepayment speed assumptions, due to changes in interest rates.

2 Represents changes due to the collection of expected cash flows, net of accretion, due to passage of time.

3 During the third quarter of 2008, SunTrust purchased a credit card portfolio of loans including the cardholder relationships from another financial institution representing an outstanding balance of $82.4 million at the time of acquisition. A majority of the premium paid was attributed to the cardholder relationships and is being amortized over seven years.

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

Note 7 – Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities

Certain Transfers of Financial Assets

The Company has transferred residential and commercial mortgage loans, student loans, commercial and corporate loans, and collateralized debt obligation (“CDO”) securities in a sale or securitization in which the Company has, or had, continuing involvement. All such transfers have been accounted for as sales by the Company. The Company’s continuing involvement in such transfers has been limited to owning certain beneficial interests, such as securitized debt instruments, and certain servicing or collateral manager responsibilities. Except as specifically noted herein, the Company is not required to provide additional financial support to any of these entities, nor has the Company provided any support it was not obligated to provide. Interests that continue to be held by the Company in transferred financial assets, excluding servicing and collateral management rights, are generally recorded as securities available for sale or trading assets at their allocated carrying amounts based on their relative fair values at the time of transfer and are subsequently remeasured at fair value. For such interests, when quoted market prices are not available, fair value is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds, and discount rates commensurate with the risks involved, based on how management believes market participants would determine such assumptions. See Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for further discussion of the Company’s fair value methodologies. Servicing rights may give rise to servicing assets, which are either initially recognized at fair value, subsequently amortized, and tested for impairment or elected to be carried at fair value. Gains or losses upon sale, in addition to servicing fees and collateral management fees, are recorded in noninterest income. Changes in the fair value of interests that continue to be held by the Company that are accounted for as trading assets or securities available for sale are recorded in trading account profits/(losses) and commissions or as a component of AOCI,

Notes to Consolidated Financial Statements (Unaudited)-Continued

respectively. In the event any decreases in the fair value of such interests that are recorded as securities available for sale are deemed to be other-than-temporary due to underlying credit impairment, the estimated credit component of such loss is recorded in securities gains/(losses). See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for a discussion of the impacts of SFAS No. 167 on certain of the Company’s involvements with VIEs discussed herein.

Residential Mortgage Loans

The Company typically transfers first lien residential mortgage loans in securitization transactions involving QSPEs sponsored by Ginnie Mae, Fannie Mae, and Freddie Mac. These loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights, which generate servicing assets for the Company. The servicing assets are recorded initially at fair value. Beginning January 1, 2009, the Company began to carry certain mortgage servicing rights at fair value along with servicing rights that were originated in 2008 which were transferred to fair value. See “Mortgage Servicing Rights” herein and Note 6, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements for further discussion regarding the accounting for servicing rights. In a limited number of securitizations, the Company has transferred loans to QSPEs sponsored by the Company. In these transactions, the Company has received securities representing retained interests in the transferred loans in addition to cash and servicing rights in exchange for the transferred loans. The retained securities are carried at fair value as either trading assets or securities available for sale. The Company has accounted for all transfers of residential mortgage loans to QSPEs as sales and, because the transferees are QSPEs, the Company does not consolidate any of these entities. No events have occurred during the quarter ended September 30, 2009 that changed the status of the QSPEs or the nature of the transactions, which would call into question either the Company’s sale accounting or the QSPE status of the transferees.

As seller, the Company has made certain representations and warranties with respect to the originally transferred loans, including those transferred to Ginnie Mae, Fannie Mae, and Freddie Mac, which are discussed in Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements. Additionally, repurchases of loans from QSPEs sponsored by the Company totaled approximately $17 million in 2008, including approximately $13 million of second lien loans that were substituted with new loans. No additional repurchases occurred during the quarter ended September 30, 2009; however, the Company accrued $13 million in the quarter ended June 30, 2009 for contingent losses related to certain of its representations and warranties made in connection with prior transfers of second lien loans. The Company continues to evaluate all facts and circumstances around these loans and has determined that no adjustments to this accrual were warranted as of September 30, 2009.

Commercial Mortgage Loans

Certain transfers of commercial mortgage loans were executed with third party special purpose entities, which the Company deemed to be QSPEs and did not consolidate. During 2008, the Company sold all of its retained servicing rights, which were not financial assets subject to the accounting for transfers and servicing of financial assets, in exchange for cash proceeds of approximately $6.6 million. As seller, the Company had made certain representations and warranties with respect to the originally transferred loans, but the Company has not incurred any losses with respect to such representations and warranties.

Commercial and Corporate Loans

In 2007, the Company completed a structured sale of corporate loans to multi-seller commercial paper conduits, which are VIEs administered by unrelated third parties, from which it retained a 3% residual interest in the pool of loans transferred, which does not constitute a Variable Interest (“VI”) in the third party conduits as it relates to the unparticipated portion of the loans. In the first quarter of 2009, the Company wrote this residual interest and related accrued interest to zero, resulting in a loss of approximately $16.6 million, inclusive of accrued interest. This write off was the result of the deterioration in the performance of the loan pool to such an extent that the Company will no longer receive cash flows on the interest until the senior participation interest has been repaid in full. The fair value of the residual at December 31, 2008 was $16.2 million. The Company provides commitments in the form of liquidity facilities to these conduits; the sum of these commitments, which represents the Company’s maximum exposure to loss under the facilities, totaled $381.5 million and $500.7 million at September 30, 2009 and December 31, 2008, respectively. Due to deterioration in the loans that collateralize these facilities, the Company recorded a contingent loss reserve of $13.0 million on the facilities during the three months ended September 30, 2009, which was classified in Other Expense in the Consolidated Statements of Income/(Loss). No events have occurred during the quarter ended September 30, 2009 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The Company has had involvement with VIEs that own commercial leveraged loans and bonds, certain of which were transferred by the Company to the VIEs. In addition to retaining certain securities issued by the VIEs, the Company also acts as manager or servicer for these VIEs as well as other VIEs that are funds of commercial leveraged loans and high yield bonds. At September 30, 2009 and December 31, 2008, the Company’s direct exposure to loss related to these VIEs was approximately $14.8 million and $16.7 million, respectively, which represent the Company’s interests in preference shares of these entities. In the first quarter of 2009, the Company recognized losses of $6.8 million which represented the complete write off of the preference shares in certain of the VIEs due to the continued deterioration in the performance of the collateral in those vehicles. The Company does not expect to receive any significant cash distributions on those preference shares in the foreseeable future. At September 30, 2009 and December 31, 2008, total assets of these entities not included on the Company’s Consolidated Balance Sheets were approximately $2.8 billion. No reconsideration events, as defined in ASC 810-10, occurred during the quarter ended September 30, 2009 that would change the Company’s conclusion that it is not the primary beneficiary of these entities.

Student Loans

In 2006, the Company completed one securitization of student loans through a transfer of loans to a QSPE and retained the corresponding residual interest in the QSPE trust. The fair value of the residual interest at September 30, 2009 and December 31, 2008 was $18.1 million and $13.4 million, respectively. No events have occurred during the quarter ended September 30, 2009 that changed the status of the QSPEs or the nature of the transactions, which would call into question either the Company’s sale accounting or the QSPE status of the transferees.

CDO Securities

The Company has transferred bank trust preferred securities in securitization transactions. The majority of these transfers occurred between 2002 and 2005 with one transaction completed in 2007. The Company retained equity interests in certain of these entities and also holds certain senior interests that were acquired during 2007 and 2008 in conjunction with its acquisition of assets from Three Pillars and the auction rate securities (“ARS”) transactions discussed in Note 16, “Contingencies,” to the Consolidated Financial Statements. During 2008, the Company recognized impairment losses, net of distributions received, of $15.9 million related to the ownership of its equity interests in these VIEs and, at December 31, 2008, these equity interests had all been written down to a fair value of zero due to increased losses in the underlying collateral. During the quarter ended September 30, 2009, the Company sold its senior interest. The Company is not obligated to provide any support to these entities and its maximum exposure to loss at September 30, 2009 and December 31, 2008 is limited to (i) the current senior interests held in trading securities with a fair value of $29.0 million and $45.0 million, respectively, and (ii) the remaining senior interests expected to be purchased in conjunction with the ARS issue, which have a total fair value of $1.6 million and $9.7 million, respectively. The total assets of the trust preferred CDO entities in which the Company has remaining exposure to loss was $1.4 billion at September 30, 2009 and $2.0 billion at December 31, 2008. No events have occurred during the quarter ended September 30, 2009 that would call into question either the Company’s sale accounting or the Company’s conclusions that it is not the primary beneficiary of these VIEs.

In 2006, the Company received $472.6 million in proceeds from the transfer of debt securities into a securitization of CDO securities of asset-backed securities (“ABS”) and residential MBS. The securitization entity was liquidated in 2008.

The following tables present certain information related to the Company’s asset transfers in which it has continuing economic involvement for the three and nine months ended September 30, 2009 and September 30, 2008. The Company did not execute any transfers of financial assets from which it retained an interest other than MSRs in the periods presented.

	Three and Nine Months Ended September 30, 2009
(Dollars in thousands)	Residential Mortgage Loans		Commercial Mortgage Loans		Commercial and Corporate Loans		Student Loans		CDO Securities		Consolidated
	Third Quarter	Year to Date	Third Quarter	Year to Date	Third Quarter	Year to Date	Third Quarter	Year to Date	Third Quarter	Year to Date	Third Quarter	Year to Date
Cash flows on interests held	$23,400	$75,789	$-	$-	$498	$1,200	$1,755	$5,470	$706	$2,349	$26,359	$84,808
Servicing or management fees	1,182	3,784	-	-	3,556	8,404	165	522	-	-	4,903	12,710

	Three and Nine Months Ended September 30, 2008
(Dollars in thousands)	Residential Mortgage Loans		Commercial Mortgage Loans		Commercial and Corporate Loans		Student Loans		CDO Securities		Consolidated
	Third Quarter	Year to Date	Third Quarter	Year to Date	Third Quarter	Year to Date	Third Quarter	Year to Date	Third Quarter	Year to Date	Third Quarter	Year to Date
Cash flows on interests held	$19,115	$68,939	$-	$-	$4,371	$20,272	$2,030	$6,518	$298	$1,784	$25,814	$97,513
Servicing or management fees	1,433	4,517	62	182	3,445	10,838	203	626	-	-	5,143	16,163

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The Company’s retained interests include senior and subordinated securities in residential mortgage securitization transactions and subordinated interests in securitizations of commercial and corporate loans, student loans and CDO securities. At September 30, 2009, the total fair value of such interests was approximately $273.3 million, as compared to $367.0 million at December 31, 2008. The weighted average remaining lives of the Company’s retained interests ranged from approximately 2.5 years to 18 years for interests in residential mortgage loans, commercial and corporate loans, and student loans as of September 30, 2009 and December 31, 2008, with the weighted average remaining life of interests in CDO securities approximating 24 years. To estimate the fair values of these securities, consideration was given to dealer indications of market value, where applicable, as well as the results of discounted cash flow models using key assumptions and inputs for prepayment rates, credit losses, and discount rates. For the majority of the retained interests, the Company has considered the impacts on the fair values of two unfavorable variations from the estimated amounts, related to the fair values of the Company’s retained and residual interests, excluding MSRs, which are separately addressed herein. Declines in fair values for the total retained interests due to 10% and 20% adverse changes in the key assumptions and inputs totaled approximately $18.0 million and $32.4 million, respectively, as of September 30, 2009, as compared to approximately $22.2 million and $45.7 million, respectively, as of December 31, 2008. For certain subordinated retained interests in residential mortgage securitizations, the Company uses dealer indicated prices, as the Company believes these price indications more accurately reflect the severe disruption in the market for these securities as opposed to modeling efforts the Company could otherwise undertake. As such, the Company has not evaluated any adverse changes in key assumptions of these values. As of September 30, 2009 and December 31, 2008, the fair values of these subordinated interests were $2.8 million and $4.4 million respectively, based on weighted average prices of 9.7% and 12.3% of par, respectively. Expected static pool losses were approximately 0.4% to 9% for interests related to securitizations of residential mortgage loans as of September 30, 2009. Expected static pool losses were approximately 5% or less for residential mortgage loans and commercial and corporate loans, as of December 31, 2008. For interests related to securitizations of CDO securities, expected static pool losses ranged from approximately 29% to 35% and 23% to 31% as of September 30, 2009 and December 31, 2008, respectively.

Portfolio balances and delinquency balances based on 90 days or more past due (including accruing and nonaccrual loans) as of September 30, 2009 and December 31, 2008, and net charge-offs related to managed portfolio loans (both those that are owned by the Company and those that have been transferred) for the three and nine month periods ended September 30, 2009 and September 30, 2008 are as follows:

	Principal Balance		Past Due		Net Charge-offs
	September 30,	December 31,	September 30,	December 31,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Type of loan:
Commercial	$33,491.7	$41,039.9	$634.5	$340.9	$195.6	$49.0	$476.9	$111.6
Residential mortgage and home equity	47,743.7	48,520.2	3,929.0	2,727.6	566.3	246.7	1,417.7	664.5
Commercial real estate and construction	22,673.3	24,821.1	1,950.3	1,492.6	177.5	50.1	345.9	109.0
Consumer	11,622.6	11,646.9	439.3	411.1	43.2	37.5	114.7	107.6
Credit card	956.6	970.3	-	-	23.4	8.9	62.1	19.2

Total loan portfolio	116,487.9	126,998.4	6,953.1	4,972.2	1,006.0	392.2	2,417.3	1,011.9
Managed securitized loans
Commercial	3,575.1	3,766.8	83.5	30.2	(4.3)	-	15.6	-
Residential mortgage	1,559.0	1,836.2	119.8	132.2	9.9	7.1	33.7	16.8
Other	518.9	565.2	27.6	61.6	0.1	0.1	0.3	0.2

Total managed loans	$122,140.9	$133,166.6	$7,184.0	$5,196.2	$1,011.7	$399.4	$2,466.9	$1,028.9

Residential mortgage loans securitized through Ginnie Mae, Fannie Mae, and Freddie Mac have been excluded from the tables above since the Company does not retain any beneficial interests or other continuing involvement in the loans other than servicing responsibilities on behalf of Ginnie Mae, Fannie Mae, and Freddie Mac, and repurchase contingencies under standard representations and warranties made with respect to the transferred mortgage loans. The total amount of loans serviced by the Company as a result of such securitization transactions totaled $125.0 billion and $106.6 billion at September 30, 2009 and December 31, 2008, respectively. Related servicing fees received by the Company during the three and nine month periods ended September 30, 2009 and September 30, 2008 were $86.1 million and $76.0 million and $240.8 million and $221.3 million, respectively.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Such income earned for the three and nine month periods ended September 30, 2009 and September 30, 2008 was $92.7 million and $93.0 million and $256.3 million and $265.1 million, respectively. These amounts are reported in mortgage servicing-related income in the Consolidated Statements of Income/(Loss).

As of September 30, 2009 and December 31, 2008, the total unpaid principal balance of mortgage loans serviced was $177.6 billion and $162.0 billion, respectively. Included in these amounts were $145.2 billion and $130.5 billion as of September 30, 2009 and December 31, 2008, respectively, of loans serviced for third parties. As of September 30, 2009 and December 31, 2008, the Company had established MSRs valuation allowances of $17.2 million and $370.0 million, respectively. No permanent impairment losses were recorded against the allowance, with respect to MSRs carried at amortized cost, during the year ended December 31, 2008 or the nine months ended September 30, 2009.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s MSRs and the sensitivity of the September 30, 2009 and December 31, 2008 fair values to immediate 10% and 20% adverse changes in those assumptions follows.

(Dollars in millions)	2009 Fair Value	2009 Lower of Cost or Market	Total 2008 Lower of Cost or Market
Fair value of retained MSRs	$783.2	$690.7	$815.6

Prepayment rate assumption (annual)	13.5%	22.4%	32.8%
Decline in fair value of 10% adverse change	$32.5	$39.3	$61.2
Decline in fair value of 20% adverse change	62.3	74.6	113.8
Discount rate (annual)	9.8%	10.0%	9.3%
Decline in fair value of 10% adverse change	$30.8	$18.0	$17.9
Decline in fair value of 20% adverse change	59.4	35.2	35.0
Weighted-average life (in years)	6.49	3.90	2.50
Weighted-average coupon	5.31	6.13	6.15

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

Three Pillars Funding, LLC

SunTrust assists in providing liquidity to select corporate clients by directing them to a multi-seller commercial paper conduit, Three Pillars. Three Pillars provides financing for direct purchases of financial assets originated and serviced by SunTrust’s corporate clients. Three Pillars has historically financed this activity by issuing A-1/P-1 rated commercial paper (“CP”); however, in the second quarter of 2009, Three Pillars CP was downgraded to A-2/P-1 due to the downgrade to A-/A2 of SunTrust Bank (the “Bank”), which provides liquidity and credit enhancement to Three Pillars. This downgrade was not a

Notes to Consolidated Financial Statements (Unaudited)-Continued

reflection of the asset quality of Three Pillars. Three Pillars had no other form of senior funding outstanding, other than CP, as of September 30, 2009 or December 31, 2008. (See below where the impacts of the downgrade are further discussed)

The Company’s involvement with Three Pillars includes the following activities: services related to the administration of Three Pillars’ activities and client referrals to Three Pillars; the issuing of letters of credit, which provide partial credit protection to the CP holders; and providing liquidity arrangements that would provide funding to Three Pillars in the event it can no longer issue CP or in certain other circumstances. The Company’s activities with Three Pillars generated total fee revenue for the Company, net of direct salary and administrative costs incurred by the Company, of approximately $15.9 million and $13.2 million, and $49.1 million and $35.4 million, for the three and nine month periods ended September 30, 2009 and 2008, respectively.

Three Pillars has issued a subordinated note to a third party, which matures in March 2015; however, the note holder may declare the note due and payable upon an event of default, which includes any loss drawn on the note funding account that remains unreimbursed for 90 days. The subordinated note holder absorbs the first dollar of loss in the event of nonpayment of any of Three Pillars’ assets. Only the remaining balance of the first loss note, after any incurred losses, would be due. If the first loss note holder declared its loss note due under such circumstances and a new first loss note or other first loss protection was not obtained, the Company would likely consolidate Three Pillars on a prospective basis. The outstanding and committed amounts of the subordinated note were $20.0 million at September 30, 2009 and December 31, 2008, and no losses had been incurred through September 30, 2009.

The Company has determined that Three Pillars is a VIE, as Three Pillars has not issued sufficient equity at risk, as defined by ASC 810-10. The Company and the holder of the subordinated note are the two significant VI holders in Three Pillars. The Company and this note holder are not related parties or de facto agents of one another. The Company uses a mathematical model that calculates the expected losses and expected residual returns of Three Pillars’ assets and operations, based on a Monte Carlo simulation, and allocates each to the Company and the holder of the subordinated note. The results of this model, which the Company evaluates monthly, have shown that the holder of the subordinated note absorbs the majority of the variability of Three Pillars’ expected losses. The Company believes the subordinated note is sized in an amount sufficient to absorb the expected loss of Three Pillars based on current commitment levels and the forecasted growth in Three Pillars’ assets; as such, the Company has concluded it is not Three Pillars’ primary beneficiary and is not required to consolidate Three Pillars. Should future losses reduce the subordinated note funding account below its required level or if the note is reduced to a size deemed insufficient to support the forecasted or actual growth of the assets in Three Pillars, the Company would likely be required to consolidate Three Pillars, if an amendment of the current subordinate note or a new subordinate note could not be obtained. The Company currently believes that any events related to the credit quality of Three Pillars’ assets that may result in consolidation are unlikely to occur. See Note 1, “Significant Accounting Policies,” to the Consolidated Financial Statements for a discussion of the impacts of SFAS No. 167 on the Company’s involvement with Three Pillars.

As of September 30, 2009 and December 31, 2008, Three Pillars had client assets not included on the Company’s Consolidated Balance Sheets of approximately $2.2 billion and $3.5 billion, respectively, consisting primarily of secured loans. Funding commitments and outstanding receivables extended by Three Pillars to its customers totaled $4.1 billion and $2.2 billion, respectively, as of September 30, 2009, almost all of which renew annually, as compared to $5.9 billion and $3.5 billion, respectively, as of December 31, 2008. The majority of the commitments are backed by trade receivables and commercial loans that have been originated by companies operating across a number of industries which collateralize 50% and 16%, respectively, of the outstanding commitments, as of September 30, 2009, as compared to 47% and 20%, respectively, as of December 31, 2008. Assets supporting those commitments have a weighted average life of 1.20 years and 1.52 years at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, Three Pillars’ outstanding CP used to fund the assets totaled $2.2 billion, with remaining weighted average lives of 10.7 days and maturities through November 2009.

Each transaction added to Three Pillars is typically structured to a minimum implied A/A2 rating according to established credit and underwriting policies as approved by credit risk management and monitored on a regular basis to ensure compliance with each transaction’s terms and conditions. Typically, transactions contain dynamic credit enhancement features that provide increased credit protection in the event asset performance deteriorates. If asset performance deteriorates beyond predetermined covenant levels, the transaction could become ineligible for continued funding by Three Pillars. This could result in the transaction being amended with the approval of credit risk management, or Three Pillars could terminate the transaction and enforce any rights or remedies available, including amortization of the transaction or liquidation of the collateral. In addition, Three Pillars has the option to fund under the liquidity facility provided by the Bank in connection with the transaction and may be required to fund under the liquidity facility if the transaction remains in breach. In addition, each commitment renewal requires credit risk management approval. The Company is not aware of unfavorable trends related to Three Pillars assets for which the Company expects to suffer material losses. During the nine months ended September 30, 2009 and 2008, there were no write-downs of Three Pillars’ assets.

Notes to Consolidated Financial Statements (Unaudited)-Continued

During the month of September 2008, the illiquid markets put a significant strain on the CP market and, as a result of this temporary disruption, the Company purchased approximately $275.4 million par amount of Three Pillars’ overnight CP, none of which was outstanding at December 31, 2008. Separate from the temporary disruption in the CP markets in September 2008, the Company held outstanding Three Pillars’ CP at December 31, 2008 with a par amount of $400 million, all of which matured on January 9, 2009. None of the Company’s purchases of CP during 2008 altered the Company’s conclusion that it is not the primary beneficiary of Three Pillars.

The downgrade of Three Pillars’ credit rating to A-2 by S&P during the three months ended June 30, 2009 negatively impacted its ability to issue CP to third party investors. Subsequent to the S&P downgrade, the Company successfully completed its capital plan under the “stress test”, which included a successful common equity raise and tender offer for certain of its preferred stock and hybrid debt instruments. Additionally, in June 2009, Three Pillars received an F-1 rating from Fitch and chose to replace S&P’s A-2 rating, which was simultaneously withdrawn. As such, Three Pillars’ CP now carries an F-1/P-1 rating, which has allowed Three Pillars to issue approximately 36%, on average, of its CP to investors other than the Company during the quarter ended September 30, 2009. The Company anticipates its purchases of CP will continue to decline over time. At September 30, 2009, the Company held approximately $1.3 billion of overnight CP at estimated market rates. The purchases of CP by the Company did not alter the allocation of variability within Three Pillars in a manner that was not originally considered, nor was it a means for the Company to provide non-contractual support to Three Pillars in order to protect any VI holders from losses. The predominant driver of risk is the credit risk of the underlying assets owned by Three Pillars, and S&P’s downgrade was not in response to any credit deterioration in these assets. Further, the subordinated note holder remains exposed to the majority of variability in expected losses in Three Pillars to the same degree it had prior to any purchases of CP by the Company. The Company’s at-market purchases of CP do not impact the interest rates paid by the clients of Three Pillars, as they are obligated to pay a pass through rate based on the rate at which Three Pillars issues CP. After evaluating all facts and circumstances, the Company concluded that the results of the mathematical model that the Company uses to support its conclusion that it is not the primary beneficiary of Three Pillars have not changed, the design of Three Pillars has not changed, and the purchases of CP by the Company has not given rise to an implicit VI in Three Pillars that would result in the Company becoming the primary beneficiary of Three Pillars. The Company will continue to monitor the key considerations surrounding determining Three Pillars’ primary beneficiary.

The Company has off-balance sheet commitments in the form of liquidity facilities and other credit enhancements that it has provided to Three Pillars. These commitments are accounted for as financial guarantees by the Company. The liquidity commitments are revolving facilities that are sized based on the current commitments provided by Three Pillars to its customers. The liquidity facilities are generally used if new CP cannot be issued by Three Pillars to repay maturing CP. However, the liquidity facilities are available in all circumstances, except certain bankruptcy-related events with respect to Three Pillars. Draws on the facilities are subject to the purchase price (or borrowing base) formula that, in many cases, excludes defaulted assets to the extent that they exceed available over-collateralization in the form of non-defaulted assets, and may also provide the liquidity banks with loss protection equal to a portion of the loss protection provided for in the related securitization agreement. Additionally, there are transaction specific covenants and triggers that are tied to the performance of the assets of the relevant seller/servicer that may result in a transaction termination event, which, if continuing, would require funding through the related liquidity facility. Finally, in a termination event of Three Pillars, such as if its tangible net worth falls below $5,000 for a period in excess of 15 days, Three Pillars would be unable to issue CP, which would likely result in funding through the liquidity facilities. Draws under the credit enhancement are also available in all circumstances, but are generally used to the extent required to make payment on any maturing CP if there are insufficient funds from collections of receivables or the use of liquidity facilities. The required amount of credit enhancement at Three Pillars will vary from time to time as new receivable pools are purchased or removed from its asset portfolio, but is generally equal to 10% of the aggregate commitments of Three Pillars.

The total notional amounts of the liquidity facilities and other credit enhancements represent the Company’s maximum exposure to potential loss, which was $4.2 billion and $414.4 million, respectively, as of September 30, 2009, compared to $6.1 billion and $597.5 million, respectively, as of December 31, 2008. The Company did not have any liability recognized on its Consolidated Balance Sheets related to these liquidity facilities and other credit enhancements as of September 30, 2009 or December 31, 2008, as no amounts had been drawn, nor were any draws probable to occur, such that a loss should have been accrued. In addition, no losses were recognized by the Company in connection with these off-balance sheet commitments during the three and nine month periods ended September 30, 2009 or 2008. There are no other contractual arrangements that the Company plans to enter into with Three Pillars to provide it additional support.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Total Return Swaps (“TRS”)

The Company has had involvement with various VIEs related to its TRS business. The Company decided to temporarily suspend this business in late 2008 and terminated its existing transactions during 2009. Under the TRS business model, the VIEs purchase portfolios of loans at the direction of third parties. These third parties are not related parties to the Company, nor are they and the Company de facto agents of each other. In order for the VIEs to purchase the loans, the Company provides senior financing to these VIEs. At December 31, 2008, the Company had $603.4 million in such financing outstanding, which is classified within trading assets on the Consolidated Balance Sheets. In addition, the Company also enters into TRS transactions with the VIEs that the Company mirrors with a TRS with the third party who controls the loans owned by the VIE. The TRS transactions pass through all interest and other cash flows on the loans to the third party, along with exposing the third parties to any depreciation on the loans and providing them with the rights to all appreciation on the loans. The terms of the TRS transactions require the third parties to post initial margin, in addition to ongoing margin as the fair values of the underlying loans decrease. The Company has concluded that it is not the primary beneficiary of these VIEs, as the VIEs are designed for the benefit of the third parties. The third parties have implicit VIs in the VIEs via their TRS transactions with the Company, whereby these third parties absorb the majority of the expected losses and are entitled to the majority of the expected residual returns of the VIEs. At December 31, 2008, these VIEs had entered into TRS with the Company that had outstanding notional of $602.1 million. The Company has not provided any support that it was not contractually obligated to for the nine months ended September 30, 2009 or the year ended December 31, 2008. For additional information on the Company’s TRS with these VIEs, see Note 12, “Derivative Financial Instruments” to the Consolidated Financial Statements.

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

For some partnerships, SunTrust operates strictly as a general partner or the indemnifying party and, as such, is exposed to a majority of the partnerships’ expected losses. Accordingly, SunTrust consolidates these partnerships on its Consolidated Balance Sheets. As the general partner or indemnifying party, SunTrust typically guarantees the tax credits due to the limited partner and is responsible for funding construction and operating deficits. As of September 30, 2009 and December 31, 2008, total assets, which consist primarily of fixed assets and cash attributable to the consolidated partnerships, were $19.0 million and $20.5 million, respectively, and total liabilities, excluding intercompany liabilities, were $3.2 million and $3.3 million, respectively. Security deposits from the tenants are recorded as liabilities on the Company’s Consolidated Balance Sheets. The Company maintains separate cash accounts to fund these liabilities and these assets are considered restricted. The tenant liabilities and corresponding restricted cash assets were $0.1 million as of September 30, 2009 and December 31, 2008. While the obligations of the general partner or indemnifying entity are generally non-recourse to SunTrust, the Company, as the general partner or the indemnifying entity, may from time to time step in when needed to fund deficits. During 2009 and 2008, SunTrust did not provide any significant amount of funding as the general partner or the indemnifying entity to fund any deficits the partnerships may have generated.

For other partnerships, the Company acts only in a limited partnership capacity. The Company has determined that it is not the primary beneficiary of these partnerships because it will not absorb a majority of the expected losses of the partnership. Typically, the general partner or an affiliate of the general partner provide guarantees to the limited partner which protect the Company from losses attributable to operating deficits, construction deficits, and tax credit allocation deficits. The Company accounts for its limited partner interests in accordance with the income tax guidance for investments in affordable housing projects in ASC 323-740. Partnership assets of approximately $1.1 billion and $1.0 billion in these partnerships were not included in the Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, respectively. These limited partner interests had carrying values of $221.8 million and $188.9 million at September 30, 2009 and December 31, 2008, respectively, and are recorded in other assets on the Company’s Consolidated Balance Sheets. The Company’s maximum exposure to loss for these limited partner investments totaled $475.6 million and $473.2 million at September 30, 2009 and December 31, 2008, respectively. The Company’s maximum exposure to loss would be borne by the loss of the limited partnership equity investments along with $217.4 million and $202.7 million of loans issued by the Company to the limited partnerships at

Notes to Consolidated Financial Statements (Unaudited)-Continued

September 30, 2009 and December 31, 2008, respectively. The difference between the maximum exposure to loss and the investment and loan balances is primarily attributable to the unfunded equity commitments. Unfunded equity commitments are amounts that the Company has committed to the partnerships upon the partnerships meeting certain conditions. When these conditions are met, the Company will invest these additional amounts in the partnerships.

When SunTrust owns both the limited partner and general partner or acts as the indemnifying party, the Company consolidates the partnerships and does not consider these partnerships VIEs because, as owner of the partnerships, the Company has the ability to directly and indirectly make decisions that have a significant impact on the business. As of September 30, 2009 and December 31, 2008, total assets, which consist primarily of fixed assets and cash, attributable to the consolidated, non-VIE partnerships were $442.1 million and $493.5 million, respectively, and total liabilities, excluding intercompany liabilities, primarily representing third-party borrowings, were $250.3 million and $327.6 million, respectively.

Registered and Unregistered Funds Advised by Ridgeworth

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

The Company has concluded that some of the Funds are VIEs because the equity investors lack decision making rights. However, the Company has concluded that it is not the primary beneficiary of these funds as the Company does not absorb a majority of the expected losses or expected returns of the funds. As the Company does not directly invest in these funds, its exposure to loss is limited to the investment advisor and other administrative fees it earns. Payment on these fees is received from the individual investor accounts. The total unconsolidated assets of these funds as of September 30, 2009 and December 31, 2008 were $3.5 billion and $3.6 billion, respectively.

While the Company does not have any contractual obligation to provide monetary support to any of the Funds, the Company did elect to provide support for specific securities on one occasion in 2008 and two occasions in 2007 to three of the funds. In 2008 and 2007, the Company purchased approximately $2.4 billion of securities from these three funds at amortized cost plus accrued interest. The Company took these actions in response to the unprecedented market events to protect investors in these funds from possible losses associated with these securities. Two of the funds were previously considered voting interest entities and in connection with these purchases, the Company re-evaluated its involvement with these funds. As a result of the unprecedented circumstances that caused the Company to intervene, the lack of any contractual obligation to provide any current or future support to the funds, and the size of the financial support ultimately provided, the Company concluded that these two funds were still voting interest entities. The Company concluded that the third fund was a VIE and that, as a result of the purchase of securities, it was the primary beneficiary of this fund as it was likely to absorb a majority of the expected losses of the fund. Accordingly, this fund was consolidated in September 2007 and was subsequently closed in November 2007, which resulted in the termination of the VIE. At September 30, 2009 and December 31, 2008, the Company still owned securities purchased from these three funds of $204.9 million and $246.0 million, respectively. Additionally, see the Annual Report on Form 10-K for the year ended December 31, 2008 for more information regarding the actions the Company took in 2008 and 2007 relating to these funds.

Note 8 – Long-Term Debt and Capital

The Company’s long term debt decreased from $26.8 billion at December 31, 2008 to $18.2 billion at September 30, 2009 primarily as a result of the repayment of $7.1 billion of its FHLB advances, $3.4 billion of which were carried at fair value. The Company also repaid $0.2 billion of its floating rate euro denominated notes that were due in 2011 and repurchased $0.4 billion of its 5.588% Parent Company junior subordinated notes due 2042.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

•

Also as part of the capital plan, the Company initiated a cash tender offer to repurchase a defined maximum amount of its outstanding Series A preferred stock. 3,142 shares of the Company’s Series A preferred stock were repurchased, resulting in a decrease in preferred stock of $314.2 million. An after-tax gain of $89.4 million was included in net loss available to common shareholders and an increase of $91.0 million was realized in Tier 1 common equity during the three month period ended June 30, 2009. In addition, the Company also repurchased approximately $0.4 billion of its 5.588% Parent Company junior subordinated notes due 2042, and approximately $0.1 billion of its 6.10% Parent Company junior subordinated notes due 2036. These transactions resulted in a net after-tax loss of $44.1 million, as a result of a $164.9 million after-tax loss related to the extinguishment of the preferred stock forward sale agreement associated with the repurchase of the 5.588% Parent Company junior subordinated notes, and a $120.8 million after-tax gain from the repurchase of the Parent Company junior subordinated notes. The aggregate impact of the debt repurchases was a $120.8 million increase to Tier 1 common equity.

•	Another element of the capital plan involved the sale of the Company’s Visa Class B shares resulting in an after-tax gain and increase in Tier 1 common equity of approximately $70 million.

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets.

(Dollars in millions)	September 30 2009	December 31 2008
Tier 1 capital	$18,214.4	$17,613.7
Total capital	23,053.2	22,743.4
Risk-weighted assets	144,794.6	162,046.4

Tier 1 capital	$18,214.4	$17,613.7
Less:
Qualifying trust preferred securities	2,358.8	2,847.3
Preferred stock	4,911.4	5,221.7
Allowable minority interest	102.1	101.8

Tier 1 common equity	$10,842.1	$9,442.9
Risk-based ratios:
Tier 1 common equity	7.49%	5.83%
Tier 1 capital	12.58	10.87
Total capital	15.92	14.04
Tier 1 leverage ratio	11.08	10.45

Note 9 – Earnings/(Loss) Per Share

Net income/(loss) is the same in the calculation of basic and diluted earnings/(loss) per average common share. Equivalent shares of 35.7 million and 16.0 million related to common stock options and common stock warrants outstanding as of September 30, 2009 and 2008, respectively, were excluded from the computations of diluted earnings/(loss) per average common share because they would have been antidilutive. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding for the three and nine months ended September 30, 2009 and 2008 is included below. For earnings per share calculation purposes, the impact of dilutive securities are excluded from the diluted share count during periods that the Company has recognized a net loss available to common shareholders because the impact would be anti-dilutive. Additionally, included below is a reconciliation of net income/(loss) to net income/(loss) available to common shareholders.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2009	2008	2009	2008
Net income/(loss)	($316,941)	$312,444	($1,315,568)	$1,143,361
Series A preferred dividends	(1,763)	(5,111)	(12,398)	(17,200)
U.S. Treasury preferred dividends	(66,439)	-	(199,264)	-
Gain on repurchase of Series A preferred stock	4,893	-	94,318	-
Dividends and undistributed earnings allocated to unvested shares	3,106	(2,936)	15,959	(10,241)

Net income/(loss) available to common shareholders	($377,144)	$304,397	($1,416,953)	$1,115,920

Average basic common shares	494,169	349,916	415,444	348,409
Effect of dilutive securities:
Stock options	-	25	-	252
Performance and restricted stock	-	1,029	-	952

Average diluted common shares	494,169	350,970	415,444	349,613

Earnings/(loss) per average common share - diluted	($0.76)	$0.87	($3.41)	$3.19

Earnings/(loss) per average common share - basic	($0.76)	$0.87	($3.41)	$3.20

Note 10 – Income Taxes

The provision for income taxes was a benefit of $336.1 million and $52.8 million for the three months ended September 30, 2009 and 2008, respectively, representing effective tax rates of (51.5)% and (20.3)% during those periods. The provision for income taxes was a benefit of $635.8 million and an expense of $241.7 million for the nine months ended September 30, 2009 and 2008, respectively, representing effective tax rates of (32.6)% and 17.5% during those periods. The Company calculated the benefit for income taxes for the three and nine months ended September 30, 2009 based on the discrete methodology using actual year-to-date results. The Company applied an estimated annual effective tax rate to the year-to-date pre-tax earnings to derive the provision for income taxes for the three and nine months ended September 30, 2008.

As of September 30, 2009, the Company’s gross cumulative unrecognized tax benefits (“UTBs”) amounted to $225.1 million, of which $163.0 million (net of federal benefit) would affect the Company’s effective tax rate, if recognized. As of December 31, 2008, the Company’s gross cumulative UTBs amounted to $330.0 million. Additionally, the Company recognized a gross liability of $41.9 million and $70.9 million for interest related to its UTBs as of September 30, 2009 and December 31, 2008, respectively. Interest expense related to UTBs was ($26.6) million for the three months ended September 30, 2009, compared to $2.4 million for the same period in 2008. Interest expense related to UTBs was ($15.2) million for the nine months ended September 30, 2009, compared to $26.9 million for the same period in 2008. The reduction in UTB and in the gross liability for interest related to its UTB was primarily attributable to the settlement of examinations by certain taxing authorities and the related payments and reversal of liability. The Company continually evaluates the UTBs associated with its uncertain tax positions. It is reasonably possible that the total UTBs could decrease during the next 12 months by up to $30 million due to the completion of tax authority examinations and the expiration of statutes of limitations.

As of September 30, 2009, the Company’s federal returns through 2004 have been examined by Internal Revenue Services (“IRS”) and all issues resolved. An IRS examination of the Company’s 2005 and 2006 Federal income tax returns is currently in progress. Generally, the state jurisdictions in which the Company files income tax returns are subject to examination for a period from three to seven years after returns are filed.

Note 11 – Employee Benefit Plans

Stock-Based Compensation

The weighted average fair values of options granted during the first nine months of 2009 and 2008 were $5.13 per share and $8.46 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30
	2009	2008
Expected dividend yield	4.16%	4.58%
Expected stock price volatility	83.17	21.73
Risk-free interest rate (weighted average)	1.94	2.87
Expected life of options	6 years	6 years

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following table presents a summary of stock option and performance and restricted stock activity:

	Stock Options			Performance and Restricted Stock
(Dollars in thousands except per share data)	Shares	Price Range	Weighted Average Exercise Price	Shares	Deferred Compensation	Weighted Average Grant Price
Balance, January 1, 2009	15,641,872	$17.06 - $150.45	$65.29	3,803,412	$113,394	$64.61
Granted	3,803,796	9.06	9.06	2,554,988	27,982	10.35
Exercised/vested	-	-	-	(1,213,034)	-	64.66
Cancelled/expired/forfeited	(1,028,395)	9.06 - 149.81	60.76	(264,343)	(13,325)	50.41
Amortization of compensation element of performance and restricted stock	-	-	-	-	(51,330)	-

Balance, September 30, 2009	18,417,273	$9.06 - $150.45	$53.93	4,881,023	$76,721	$37.28

Exercisable, September 30, 2009	12,864,877		$65.36

Available for additional grant, September 30, 2009 [1]	8,942,087

1 Includes 4,539,048 shares available to be issued as restricted stock.

The following table presents information on stock options by ranges of exercise price at September 30, 2009:

(Dollars in thousands except per share data)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2009	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number Exercisable at September 30, 2009	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$9.06 to $49.46	4,513,732	$14.31	8.63	$50,207	492,636	$44.71	2.65	$10
$49.47 to $64.57	5,047,115	56.43	2.55	-	5,047,115	56.43	2.55	-
$64.58 to $150.45	8,856,426	72.69	4.79	-	7,325,126	72.91	4.11	-

	18,417,273	$53.93	5.12	$50,207	12,864,877	$65.36	3.44	$10

Stock-based compensation expense recognized in noninterest expense was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2009	2008	2009	2008
Stock-based compensation expense:
Stock options	$1,756	$2,753	$8,234	$9,587
Performance and restricted stock	15,053	22,946	51,330	52,490

Total stock-based compensation expense	$16,809	$25,699	$59,564	$62,077

The recognized stock-based compensation tax benefit amounted to $6.4 million and $9.8 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the recognized stock-based compensation tax benefit was $22.6 million and $23.6 million, respectively.

Certain employees received long-term deferred cash awards during the first quarter of 2009 and 2008, which were subject to a three year vesting requirement. The accrual related to these deferred cash grants was $23.0 million and $6.6 million as of September 30, 2009 and 2008, respectively.

Retirement Plans

SunTrust did not contribute to either of its noncontributory qualified retirement plans (“Retirement Benefits” plans) in the third quarter of 2009. Effective July 1, 2009 the interest crediting rate used to determine future interest on Personal Pension Accounts in the SunTrust Retirement Plan changed from the IRS Composite Corporate Bond rate to the 30-year Treasury Bond rate. As a result, the plan’s 2009 pension cost was remeasured on April 30, 2009 at a discount rate of 6.90%. The remeasurement resulted in a $170.2 million reduction in the projected benefit obligation and $28.9 million reduction in pension expense to be recognized over the remainder of 2009. The third quarter pension cost reflects a $10.8 million reduction in pension expense as a result of this remeasurement and the year to date pension cost reflects an $18.1 million reduction in pension expense as a result of this remeasurement. The expected long-term rate of return on plan assets for the Retirement Benefit plans remained at 8.00% for 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Anticipated employer contributions/benefit payments for 2009 are $24.0 million for the Supplemental Retirement Benefit plans. For the third quarter of 2009, the actual contributions/benefit payments totaled $1.5 million. Actual contributions/benefit payments for the nine months ended September 30, 2009 were $19.9 million.

SunTrust contributed $0.3 million to the Postretirement Welfare Plan in the third quarter of 2009. Additionally, SunTrust expects to receive a Medicare Subsidy reimbursement in the amount of $3.3 million. The expected pre-tax long-term rate of return on plan assets for the Postretirement Welfare plan is 7.25% for 2009.

	Three Months Ended September 30
	2009		2008
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$14,523	$73	$19,468	$155
Interest cost	29,816	2,803	29,273	2,953
Expected return on plan assets	(37,152)	(1,758)	(46,414)	(2,047)
Amortization of prior service cost	(2,721)	(390)	(2,792)	(390)
Recognized net actuarial loss	25,791	4,648	5,556	3,188

Net periodic benefit cost	$30,257	$5,376	$5,091	$3,859

	Nine Months Ended September 30
	2009		2008
(Dollars in thousands)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Service cost	$49,347	$219	$58,404	$464
Interest cost	89,777	8,408	87,818	8,859
Expected return on plan assets	(111,998)	(5,275)	(139,241)	(6,140)
Amortization of prior service cost	(8,164)	(1,169)	(8,376)	(1,169)
Recognized net actuarial loss	86,260	13,945	16,669	9,562

Net periodic benefit cost	$105,222	$16,128	$15,274	$11,576

Note 12 – Derivative Financial Instruments

The Company enters into various derivative financial instruments, both in a dealer capacity to facilitate client transactions and as an end user as a risk management tool. Where derivatives have been entered into with clients, the Company generally manages the risk associated with these derivatives within the framework of its value-at-risk (“VAR”) approach that monitors total exposure daily and seeks to manage the exposure on an overall basis. Derivatives are used as a risk management tool to hedge the Company’s exposure to changes in interest rates or other identified market or credit risks, either economically or in accordance with the hedge accounting provisions. The Company may also enter into derivatives, on a limited basis, to capitalize on trading opportunities in the market. In addition, as a normal part of its operations, the Company enters into interest rate lock commitments (“IRLCs”) on mortgage loans that are accounted for as freestanding derivatives and has certain contracts containing embedded derivatives that are carried, in their entirety, at fair value. All freestanding derivatives are carried at fair value in the Consolidated Balance Sheets in trading assets, other assets, trading liabilities, or other liabilities. The associated gains and losses are either recorded in other comprehensive income, net of tax, or within the Consolidated Statements of Income/(Loss) depending upon the use and designation of the derivatives.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivatives by entering into transactions with high credit-quality counterparties that are reviewed periodically by the Company’s Credit Risk Management division. The Company’s derivatives may also be governed by an International Swaps and Derivatives Associations Master Agreement (“ISDA”); depending on the nature of the derivative transactions, bilateral collateral agreements may be in place as well. When the Company has more than one outstanding derivative transaction with a single counterparty and there exists a legally enforceable master netting agreement with the counterparty, the Company considers its exposure to the counterparty to be the net market value of all positions with that counterparty, if such net value is an asset to the Company, and zero, if such net value is a liability to the Company. As of September 30, 2009, net derivative asset positions to which the Company was exposed to risk of its counterparties were $2.4 billion, representing the net of $3.1 billion in net derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $0.7 billion that the Company holds in relation to these gain positions. As of December 31, 2008, net derivative asset positions to which the Company was exposed to risk of its counterparties were $3.5 billion, representing the net of $4.6 billion in derivative gains by counterparty, netted by counterparty where formal netting arrangements exist, adjusted for collateral of $1.1 billion that the Company holds in relation to these gain positions.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit. The Company has considered factors such as the likelihood of default by itself and its counterparties, its net exposures, and remaining maturities in determining the appropriate fair value adjustments to record. Generally, the expected loss of each counterparty is estimated using the Company’s proprietary internal risk rating system. The risk rating system utilizes counterparty-specific probabilities of default and loss given default estimates to derive the expected loss. For counterparties that are rated by national rating agencies, those ratings are also considered in estimating the credit risk. In addition, counterparty exposure is evaluated by netting positions that are subject to master netting arrangements, as well as considering the amount of marketable collateral securing the position. Specifically approved counterparties and exposure limits are defined. The approved counterparties are regularly reviewed and appropriate business action is taken to adjust the exposure to certain counterparties, as necessary. This approach used to estimate exposures to counterparties is also used by the Company to estimate its own credit risk on derivative liability positions. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position has been incurred. The Company adjusted the net fair value of its derivative contracts for estimates of net counterparty credit risk by approximately $26.0 million and $23.1 million as of September 30, 2009 and December 31, 2008, respectively.

The majority of the Company’s consolidated derivatives contain contingencies that relate to the creditworthiness of the Bank. These are contained in industry standard master trading agreements as events of default. Should the Bank be in default under any of these provisions, the Bank’s counterparties would be permitted under such master agreements to close-out net at amounts that would approximate the then-fair values of the derivatives and the netting of the amounts would produce a single sum due by one party to the other. The counterparties would have the right to apply any collateral posted by the Bank against any net amount owed by the Bank. In addition, of the Company’s total derivative liability positions, approximately $1.4 billion in fair value, contain provisions conditioned on downgrades of the Bank’s credit rating. These provisions, if triggered, would either give rise to an additional termination event (“ATE”) that permits the counterparties to close-out net and apply collateral or, where a Credit Support Annex (“CSA”) is present, require the Bank to post additional collateral. Collateral posting requirements generally result from differences in the fair value of the net derivative liability compared to specified collateral thresholds at different ratings levels of the Bank, both of which are negotiated provisions within each CSA. At September 30, 2009, the Bank carried long-term senior debt ratings of A-/A2 from two of the major ratings agencies. For illustrative purposes, if the Bank were downgraded to BBB-/Baa3, ATEs would be triggered in derivative liability contracts that had a fair value of approximately $28.9 million at September 30, 2009, against which the Bank had posted collateral of approximately $9.3 million; ATEs do not exist at lower ratings levels. At September 30, 2009, approximately $1.4 billion in fair value of derivative liabilities are subject to CSAs, against which the Bank has posted approximately $1.3 billion in collateral. If requested by the counterparty per the terms of the CSA, the Bank would be required to post estimated additional collateral against these contracts of approximately $635.4 million if the Bank were downgraded to BBB-/Baa3, and any further downgrades to BB+/Ba1 or below would require the posting of an additional $22.2 million. Such collateral posting amounts may be more or less than the Bank’s estimates based on the specified terms of each CSA as to the timing of a collateral calculation and whether the Bank and its counterparties differ on their estimates of the fair values of the derivatives or collateral.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

The table below presents the Company’s derivative positions at September 30, 2009. The notional amounts in the table are presented on a gross basis and have been classified within Asset Derivatives or Liability Derivatives based on the estimated fair value of the individual contract at September 30, 2009. On the Consolidated Balance Sheets, the fair values of derivatives with counterparties with master netting agreements are recorded on a net basis. However, for purposes of the table below, the gross positive and gross negative fair value amounts associated with the respective notional amounts are presented without consideration of any netting agreements. For contracts constituting a combination of options that contain a written component and a purchased component (such as a collar), the notional amount of each component is presented separately, with the purchased component being presented as an Asset Derivative and the written component being presented as a Liability Derivative. The fair value of each combination of options is presented with the purchased component, if the combined fair value of the components is positive, and with the written component, if negative.

	Asset Derivatives				Liability Derivatives
(Dollars in thousands)	Balance Sheet Classification	Notional Amounts		Fair Value	Balance Sheet Classification	Notional Amounts		Fair Value
Derivatives designated in cash flow hedging relationships [6]
Equity contracts hedging:
Securities available for sale	Trading assets	$1,546,752		$29,973		$1,546,752		$-
Interest rate contracts hedging:
Floating rate loans	Trading assets	15,000,000		1,058,261	Trading liabilities	1,000,000		4,456

Total		16,546,752		1,088,234		2,546,752		4,456

Derivatives not designated as hedging instruments [7]
Interest rate contracts covering:
Fixed rate debt	Trading assets	$3,223,085		$264,169	Trading liabilities	$295,000		$19,222
Corporate bonds and loans		-		-	Trading liabilities	47,568		3,762
MSRs	Other assets	4,535,000		93,801	Other liabilities	1,300,000		4,205
LHFS, IRLCs, LHFI-FV3	Other assets	3,557,900	[4]	10,385	Other liabilities	4,563,900		45,950
Trading activity	Trading assets	120,177,079	[1]	3,855,199	Trading liabilities	99,042,272		3,793,799

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading assets	1,192,689		123,197	Trading liabilities	673,958		153,659
Trading activity	Trading assets	2,128,241		144,332	Trading liabilities	2,300,474		139,742

Credit contracts covering:
Loans	Trading assets	200,000		1,774	Trading liabilities	150,750		3,456
Trading activity	Trading assets	165,269	[2]	6,978	Trading liabilities	163,072	[2]	3,532

Equity contracts - Trading activity	Trading assets	4,022,126	[1]	479,213	Trading liabilities	7,104,501		633,341

Other contracts:
IRLCs and other	Other assets	4,104,357		57,101	Other liabilities	186,012	[5]	40,840	[5]
Trading activity	Trading assets	47,882		7,670	Trading liabilities	47,891		7,478

Total		143,353,628		5,043,819		115,875,398		4,848,986

Total derivatives		$159,900,380		$6,132,053		$118,422,150		$4,853,442

1 Amounts include $24.6 billion and $0.4 billion of notional related to interest rate futures and equity futures, respectively. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

2 Asset and liability amounts include $2.6 million and $8.7 million, respectively, of notional from purchased and written interest rate swap risk participation agreements, respectively, which notional is calculated as the notional of the interest rate swap participated adjusted by the relevant risk weighted assets conversion factor.

3 Items contained here that are not previously defined include “LHFS” & “LHFI-FV” which are loans held for sale and loans held for investment carried at fair value, respectively.

4 Amount includes $1.3 billion of notional amounts related to interest rate futures. These futures contracts settle in cash daily and therefore no derivative asset or liability is recorded.

5 Includes a $40.4 million derivative liability recorded in other liabilities in the Consolidated Balance Sheets, related to a notional amount of $134.3 million. This derivative was established upon the sale of Visa Class B shares in the second quarter of 2009 as discussed in Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements.

6 See “Cash Flow Hedges” beginning on page 29 for further discussion.

7 See “Economic Hedging and Trading Activities” beginning on page 30 for further discussion.

The impacts of derivative financial instruments on the Consolidated Statements of Income/(Loss) and the Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2009 is presented below. The impacts are segregated between those derivatives that are designated in hedging relationships and those that are used for economic hedging or trading purposes, with further identification of the underlying risks in the derivatives and the hedged items, where appropriate. The tables do not disclose the financial impact of the activities that these derivative instruments are intended to hedge, for both economic hedges and those instruments designated in formal, qualifying hedging relationships.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Three Months Ended September 30, 2009
(Dollars in thousands)
Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Classification of gain/(loss) Reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) Reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities available for sale	($90,595)		$-
Interest rate contracts hedging:
Floating rate loans	296,156	Interest and fees on loans	131,978
Floating rate certificates of deposits	(6)	Interest on deposits	(2,037)

Total	$205,555		$129,941

	Nine Months Ended September 30, 2009
(Dollars in thousands)
Derivatives in cash flow hedging relationships	Amount of pre-tax gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Classification of gain/(loss) Reclassified from AOCI into Income (Effective Portion)	Amount of pre-tax gain/(loss) Reclassified from AOCI into Income (Effective Portion)[1]
Equity contracts hedging:
Securities available for sale	($223,114)		$-
Interest rate contracts hedging:
Floating rate loans	88,399	Interest and fees on loans	355,965
Floating rate certificates of deposits	(1,499)	Interest on deposits	(47,265)
Floating rate debt	(15)	Interest on long-term debt	(1,333)

Total	($136,229)		$307,367

(Dollars in thousands)
Derivatives not designated as hedging instruments	Classification of gain/(loss) Recognized in Income on Derivative	Amount of gain/(loss) Recognized in Income on Derivatives for the three months ended September 30, 2009	Amount of gain/(loss) Recognized in Income on Derivatives for the nine months ended September 30, 2009
Interest rate contracts covering:
Fixed rate debt	Trading account profits and commissions	$57,985	($43,829)
Corporate bonds and loans	Trading account profits and commissions	(956)	6,529
MSRs	Mortgage servicing income	66,379	(12,197)
LHFS, IRLCs, LHFI-FV	Mortgage production income	(92,019)	(102,199)
Trading activity	Trading account profits and commissions	27,417	32,306

Foreign exchange rate contracts covering:
Foreign-denominated debt and commercial loans	Trading account profits and commissions	30,625	92,273
Trading activity	Trading account profits and commissions	(13,536)	(12,185)

Credit contracts covering:
Loans	Trading account profits and commissions	(7,634)	(17,260)
Other	Trading account profits and commissions	5,713	2,113

Equity contracts - trading activity	Trading account profits and commissions	(27,113)	21,573

Other contracts:
IRLCs	Mortgage production income	204,848	548,708
Trading activity	Trading account profits and commissions	1,347	2,272

Total		$253,056	$518,104

1 During the three and nine months ended September 30, 2009, the Company reclassified $8.1 million and $24.3 million, respectively, in pre-tax gains from AOCI into net interest income. These gains related to hedging relationships that have been previously terminated or de-designated.

Credit Derivatives

As part of its trading businesses, the Company enters into contracts that are, in form or substance, written guarantees: specifically, credit default swaps (“CDS”), swap participations, and TRS. The Company accounts for these contracts as derivative instruments and, accordingly, records these contracts at fair value, with changes in fair value recorded in trading account profits and commissions.

The Company writes CDS, which are agreements under which the Company receives premium payments from its counterparty for protection against an event of default of a reference asset. In the event of default under the CDS, the Company would either net cash settle or make a cash payment to its counterparty and take delivery of the defaulted reference asset, from which the Company may recover all, a portion, or none of the credit loss, depending on the performance of the reference asset. Events of default, as defined in the CDS agreements, are generally triggered upon the failure to pay and similar events related to the issuer(s) of the reference asset. As of September 30, 2009, all written CDS contracts reference single name corporate credits or corporate credit indices. When the Company has written CDS, it has generally entered into offsetting CDS for the underlying reference asset, under which the Company paid a premium to its counterparty for protection against an event of default on the

Notes to Consolidated Financial Statements (Unaudited)-Continued

reference asset. The counterparties to these purchased CDS are of high creditworthiness and have ISDA agreements in place that subject the CDS to master netting provisions, thereby mitigating the risk of non-payment to the Company. As such, at September 30, 2009, the Company does not have any significant risk of making a non-recoverable payment on any written CDS. During 2009 and 2008, the only instances of default on written CDS were driven by credit indices with constituent credit default. In all cases where the Company made resulting cash payments to settle, the Company collected like amounts from the counterparties to the offsetting purchased CDS. At September 30, 2009, the written CDS had remaining terms of approximately six months to six years. The maximum guarantees outstanding at September 30, 2009 and December 31, 2008, as measured by the gross notional amounts of written CDS, were $131.6 million and $190.8 million, respectively. At September 30, 2009 and December 31, 2008, the gross notional amounts of purchased CDS contracts, which represent benefits to, rather than obligations of, the Company, were $185.4 million and $245.2 million, respectively. The fair values of the written CDS were $3.0 million and $34.7 million at September 30, 2009 and December 31, 2008, respectively, and the fair values of the purchased CDS were $6.5 million and $45.8 million at September 30, 2009, and December 31, 2008, respectively.

The Company writes swap participations, which are credit derivatives whereby the Company has guaranteed payment to a dealer counterparty in the event that the counterparty experiences a loss on a derivative instrument, such as an interest rate swap, due to a failure to pay by the counterparty’s customer (the “obligor”) on that derivative instrument. The Company monitors its payment risk on its swap participations by monitoring the creditworthiness of the obligors, which is based on the normal credit review process the Company would have performed had it entered into the derivative instruments directly with the obligors. The obligors are all corporations or partnerships. However, the Company continues to monitor the creditworthiness of its obligors and the likelihood of payment could change at any time due to unforeseen circumstances. Further, during 2009 and 2008, the Company did not make any payments under its written swap participations. At September 30, 2009, the remaining terms on these swap participations generally ranged from one month to nine years, with a weighted average on the maximum estimated exposure of 3.5 years. The Company’s maximum estimated exposure to written swap participations, as measured by projecting a maximum value of the guaranteed derivative instruments based on interest rate curve simulations and assuming 100% default by all obligors on the maximum values, was approximately $106.7 million and $125.7 million at September 30, 2009 and December 31, 2008, respectively. The fair values of the written swap participations were de minimis at September 30, 2009 and December 31, 2008. As part of its trading activities, the Company may enter into purchased swap participations, but such activity is not matched, as discussed herein related to CDS or TRS.

The Company has also entered into TRS contracts on loans. The Company’s TRS business consists of matched trades, such that when the Company pays depreciation on one TRS, it receives the same depreciation on the matched TRS. As such, the Company does not have any long or short exposure, other than credit risk of its counterparty, which is managed through collateralization. The Company typically receives initial cash collateral from the counterparty upon entering into the TRS and is entitled to additional collateral as the fair value of the underlying reference assets deteriorate. As of December 31, 2008, the Company had decided to temporarily suspend its TRS business and the Company has unwound its positions as of September 30, 2009. The Company did not incur any losses on these unwinds. At December 31, 2008, there was $602.1 million of outstanding and offsetting TRS notional balances. The fair values of the TRS derivative liabilities and assets were $166.6 million and $171.0 million at December 31, 2008, respectively, and related collateral held at December 31, 2008 was $296.8 million.

Cash Flow Hedges

The Company utilizes a comprehensive risk management strategy to monitor sensitivity of earnings to movements in interest rates. Specific types of funding and principal amounts hedged are determined based on prevailing market conditions and the shape of the yield curve. In conjunction with this strategy, the Company employs various interest rate derivatives as risk management tools to hedge interest rate risk from recognized assets and liabilities or from forecasted transactions. The terms and notional amounts of derivatives are determined based on management’s assessment of future interest rates, as well as other factors. The Company establishes parameters for derivative usage, including identification of assets and liabilities to hedge, derivative instruments to be utilized, and notional amounts of hedging relationships. At September 30, 2009, the Company’s only outstanding interest rate hedging relationships relate to interest rate swaps that have been designated as cash flow hedges of probable forecasted transactions related to recognized assets.

Interest rate swaps have been designated as hedging the exposure to the benchmark interest rate risk associated with floating rate loans. The maximum range of hedge maturities for hedges of floating rate loans is approximately two to five years, with the weighted average being approximately 3.7 years. Ineffectiveness on these hedges was de minimis during the three and nine months ended September 30, 2009. As of September 30, 2009, $335.6 million, net of tax, of the deferred net gains on derivatives that are recorded in AOCI are expected to be reclassified to net interest income over the next twelve months in connection with the recognition of interest income or interest expense on these hedged items.

Notes to Consolidated Financial Statements (Unaudited)-Continued

During the third quarter of 2008, the Company executed equity forward agreements (the “Agreements”) on 30 million common shares of The Coca-Cola Company (“Coke”). A consolidated subsidiary of SunTrust owns approximately 22.9 million Coke common shares and a consolidated subsidiary of SunTrust Bank owns approximately 7.1 million Coke common shares. These two subsidiaries entered into separate Agreements on their respective holdings of Coke common shares with a large, unaffiliated financial institution (the “Counterparty”). Execution of the Agreements (including the pledges of the Coke common shares pursuant to the terms of the Agreements) did not constitute a sale of the Coke common shares under U.S. GAAP for several reasons, including that ownership of the common shares was not legally transferred to the Counterparty. The Agreements resulted in zero cost equity collars which are derivatives in their entirety. The Company has designated the Agreements as cash flow hedges of the Company’s probable forecasted sales of its Coke common shares, which are expected to occur in approximately six and a half and seven years from the Agreements’ effective date, for overall price volatility below the strike prices on the floor (purchased put) and above the strike prices on the ceiling (written call). Although the Company is not required to deliver its Coke common shares under the Agreements, the Company has asserted that it is probable that it will sell all of its Coke common shares at or around the settlement date of the Agreements. The Federal Reserve’s approval for Tier 1 capital was significantly based on this expected disposition of the Coke common shares under the Agreements or in another market transaction. Both the sale and the timing of such sale remain probable to occur as designated. At least quarterly, the Company assesses hedge effectiveness and measures hedge ineffectiveness with the effective portion of the changes in fair value of the Agreements recorded in AOCI and any ineffective portions recorded in trading account profits and commissions. None of the components of the Agreements’ fair values are excluded from the Company’s assessments of hedge effectiveness. Potential sources of ineffectiveness include changes in market dividends and certain early termination provisions. The Company did not recognize any ineffectiveness during 2008, but did recognize approximately ($0.6) million and $3.5 million of ineffectiveness during the three and nine months ended September 30, 2009, which was recorded in trading account profits and commissions. Other than potential measured hedge ineffectiveness, no amounts will be reclassified from AOCI over the next twelve months and any remaining amounts recorded in AOCI will be reclassified to earnings when the probable forecasted sales of the Coke common shares occur.

Economic Hedging and Trading Activities

In addition to designated hedging relationships, the Company also enters into derivatives as an end user as a risk management tool to economically hedge risks associated with certain non-derivative and derivative instruments, along with entering into derivatives in a trading capacity with its clients.

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

o

The Company is exposed to interest rate risk associated with MSRs, which the Company hedges with a combination of derivatives, including MBS forward and option contracts, and interest rate swap and swaption contracts.

o

The Company enters into MBS forward and option contracts, interest rate swap and swaption contracts, futures contracts, and eurodollar options to mitigate interest rate risk associated with IRLCs, mortgage loans held for sale, and mortgage loans held for investment reported at fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

•

The Company is exposed to foreign exchange rate risk associated with certain senior notes denominated in euros and pound sterling. This risk is economically hedged by entering into cross currency swaps, which receive either euros or pound sterling and pay U.S. dollars. Interest expense on the Consolidated Statements of Income/(Loss) reflects only the contractual interest rate on the debt based on the average spot exchange rate during the applicable period, while fair value changes on the derivatives and valuation adjustments on the debt under ASC 830 are both recorded within trading account profits and commissions.

•	The Company enters into CDS to hedge credit risk associated with certain loans held within its Corporate and Investment Banking and Wealth and Investment Management lines of business.

Trading activity, in the tables above, primarily includes interest rate swaps, equity derivatives, CDS, futures, options and foreign currency contracts. These derivatives are entered into in a dealer capacity to facilitate client transactions or are utilized as a risk management tool by the Company as an end user in certain macro-hedging strategies. The macro-hedging strategies are focused on managing the Company’s overall interest rate risk exposure that is not otherwise hedged by derivatives or in connection with specific hedges and, therefore, the Company does not specifically associate individual derivatives with specific assets or liabilities.

Note 13 – Reinsurance Arrangements and Guarantees

Reinsurance

The Company provides mortgage reinsurance on certain mortgage loans through contracts with several primary mortgage insurance companies. Under these contracts, the Company provides aggregate excess loss coverage in a mezzanine layer in exchange for a portion of the pool’s mortgage insurance premium. As of September 30, 2009, approximately $15.3 billion of mortgage loans were covered by such mortgage reinsurance contracts. The reinsurance contracts are intended to place limits on the Company’s maximum exposure to losses by defining the loss amounts ceded to the Company as well as by establishing trust accounts for each contract. The trust accounts, which are comprised of funds contributed by the Company plus premiums earned under the reinsurance contracts, are maintained to fund claims made under the reinsurance contracts. If claims exceed funds held in the trust accounts, the Company does not intend to make additional contributions beyond future premiums earned under the existing contracts.

At September 30, 2009, the total loss exposure ceded to the Company was approximately $656.0 million; however, the maximum amount of loss exposure based on funds held in each separate trust account, including net premiums due to the trust accounts, was limited to $284.0 million. Of this amount, $280.0 million of losses have been reserved for as of September 30, 2009, reducing the Company’s net remaining loss exposure to $4.0 million. Future reported losses may exceed $4.0 million; however, since future premium income will increase the amount of funds held in the trust, future cash losses, net of premium income, are not expected to exceed $4.0 million. The amount of future premium income is limited to the population of loans currently outstanding since additional loans are not being added to the reinsurance contracts; future premium income could be further curtailed to the extent the Company agrees to relinquish control of individual trusts to the mortgage insurance companies. Premium income, which totaled $11.0 million and $36.9 million and $13.4 million and $45.5 million for the three and nine month periods ended September 30, 2009 and September 30, 2008, respectively, are reported as part of noninterest income. The related provision for losses, which total $10.0 million and $104.6 million and $48.0 million and $79.9 million for the three and nine month periods ended September 30, 2009 and September 30, 2008, respectively, is reported as part of noninterest expense.

As noted above, the reserve for estimated losses incurred under its reinsurance contracts totaled $280.0 million at September 30, 2009. The Company’s evaluation of the required reserve amount includes an estimate of claims to be paid by the trust related to loans in default and an assessment of the sufficiency of future revenues, including premiums and investment income on funds held in the trusts, to cover future claims.

Guarantees

The Company has undertaken certain guarantee obligations in the ordinary course of business. The issuance of a guarantee imposes an obligation for the Company to stand ready to perform, and should certain triggering events occur, it also imposes an obligation to make future payments. Payments may be in the form of cash, financial instruments, other assets, shares of stock, or provisions of the Company’s services. The following is a discussion of the guarantees that the Company has issued as of September 30, 2009. In addition, the Company has entered into certain contracts that are similar to guarantees, but that are accounted for as derivatives (see Note 12, “Derivative Financial Instruments,” to the Consolidated Financial Statements).

Notes to Consolidated Financial Statements (Unaudited)-Continued

Visa

The Company issues and acquires credit and debit card transactions through the Visa, U.S.A. Inc. card association or its affiliates (collectively “Visa”). On October 3, 2007, Visa completed a restructuring and issued shares of Class B Visa Inc. common stock (“Class B shares”) to its financial institution members, including 3.2 million shares to the Company, in contemplation of an initial public offering (“IPO”), which occurred in March 2008. For purposes of converting Class B shares to Class A shares of Visa Inc., a conversion factor is applied, which is subject to adjustment depending on the outcome of certain specifically defined litigation. The Class B shares are not transferable (other than to another member bank) until the later of the third anniversary of the IPO closing or the date which certain specifically defined litigation has been resolved; therefore, the Company’s Class B shares were classified in other assets and accounted for at their carryover basis of $0.

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

In May 2009, the Company sold its 3.2 million shares of Class B Visa Inc. common stock to another financial institution (“the Counterparty”) for $112.1 million and recognized a gain of $112.1 million. Additionally, the Company entered into a derivative with the Counterparty whereby the Counterparty will be compensated by the Company for any decline in the conversion factor as a result of the outcome of the Litigation. Conversely, the Company will be compensated by the Counterparty for any increase in the conversion factor. Accordingly, the Company recorded a derivative liability at its estimated fair value for $50.5 million. The Counterparty, as a result of its ownership of the Class B common stock, will be impacted by dilutive adjustments to the conversion factor of the Class B common stock caused by the Litigation losses. Since the Company transferred risk associated with the Litigation losses to a different responsible party, the Company recorded an offset to its net guarantee liability. In July 2009, Visa funded an additional $700 million into their escrow account, triggering a payment by SunTrust to the Counterpary of $10.1 million. A high degree of subjectivity was used in estimating the fair value of the derivative liability, and the ultimate cost to the Company could be significantly higher or lower than the $40.4 million recorded as of September 30, 2009.

Letters of Credit

Letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a client to a third party in borrowing arrangements, such as commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients and may be reduced by selling participations to third parties. The Company issues letters of credit that are classified as financial standby, performance standby, or commercial letters of credit. Commercial letters of credit are specifically excluded from the disclosure and recognition requirements of ASC 460-10.

As of September 30, 2009 and December 31, 2008, the maximum potential amount of the Company’s obligation was $10.1 billion and $13.8 billion, respectively, for financial and performance standby letters of credit. The Company has recorded $126.2 million and $141.9 million in other liabilities for unearned fees related to these letters of credit as of September 30, 2009 and December 31, 2008, respectively. The Company’s outstanding letters of credit generally have a term of less than one year but may extend longer than one year. If a letter of credit is drawn upon, the Company may seek recourse through the client’s underlying obligation. If the client’s line of credit is also in default, the Company may take possession of the collateral securing

Notes to Consolidated Financial Statements (Unaudited)-Continued

the line of credit, where applicable. The Company monitors its credit exposure under standby letters of credit in the same manner as it monitors other extensions of credit in accordance with credit policies. Some standby letters of credit are designed to be drawn upon and others are drawn upon only under circumstances of dispute or default in the underlying transaction to which the Company is not a party. In all cases, the Company holds the right to reimbursement from the applicant and may or may not also hold collateral to secure that right. An internal assessment of the probability of default and loss severity in the event of default is assessed consistent with the methodologies used for all commercial borrowers and the management of risk regarding letters of credit leverages the risk rating process to focus higher visibility on the higher risk and higher dollar letters of credit.

Loan Sales

SunTrust Mortgage, Inc. (“STM”), a consolidated subsidiary of SunTrust, originates and purchases residential mortgage loans, a portion of which are sold to outside investors in the normal course of business. When mortgage loans or MSRs are sold, representations and warranties regarding certain attributes of the loans sold are made to the third party purchaser. These representations and warranties may extend through the life of the mortgage loan, generally 25 to 30 years. Subsequent to the sale, if inadvertent underwriting deficiencies or documentation defects are discovered in individual mortgage loans, STM will be obligated to repurchase the respective mortgage loan or MSRs and absorb the loss if such deficiencies or defects cannot be cured by STM within the specified period following discovery. STM’s risk of repurchasing loans is largely driven by borrower payment performance under the terms of the mortgage loans.

STM maintains a liability for estimated losses on mortgage loans and MSRs that may be repurchased. This liability is initially based on the estimated fair value of the Company’s contingency at the time loans or MSRs are sold and the guarantee liability is created. Subsequently, STM estimates losses that have been incurred and increases the liability if estimated incurred losses exceed the guarantee liability. As of September 30, 2009 and December 31, 2008, the liability for losses related to repurchases totaled $126.4 million and $100.5 million, respectively.

Contingent Consideration

The Company has contingent payment obligations related to certain business combination transactions. Payments are calculated using certain post-acquisition performance criteria. Arrangements entered into prior to January 1, 2009, the effective date of ASC 805-30-25, are not recorded as liabilities; whereas arrangements entered subsequent to the effective date of ASC 805-30-25 are recorded as liabilities. The potential obligation associated with these arrangements was approximately $15.1 million and $31.8 million as of September 30, 2009 and December 31, 2008, respectively, of which $3.8 million and $0 million was recorded as liabilities as of September 30, 2009 and December 31, 2008. If required, these contingent payments will be payable at various times over the next five years.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

The extent of the Company’s obligations under these indemnification agreements depends upon the occurrence of future events; therefore, the Company’s potential future liability under these arrangements is not determinable.

SunTrust Investment Services, Inc. (“STIS”) and SunTrust Robinson Humphrey, Inc. (“STRH”), broker-dealer affiliates of SunTrust, use a common third party clearing broker to clear and execute their customers’ securities transactions and to hold customer accounts. Under their respective agreements, STIS and STRH agree to indemnify the clearing broker for losses that result from a customer’s failure to fulfill its contractual obligations. As the clearing broker’s rights to charge STIS and STRH have no maximum amount, the Company believes that the maximum potential obligation cannot be estimated. However, to mitigate exposure, the affiliate may seek recourse from the customer through cash or securities held in the defaulting customers’ account. For the three and nine month periods ended September 30, 2009 and September 30, 2008, STIS and STRH experienced minimal net losses as a result of the indemnity. The clearing agreements expire in May 2010 for both STIS and STRH.

SunTrust Community Capital, LLC (“SunTrust Community Capital”), a SunTrust subsidiary, previously obtained state and federal tax credits through the construction and development of affordable housing properties and continues to obtain state and federal tax credits through investments as a limited partner in affordable housing developments. SunTrust Community Capital or its subsidiaries are limited and/or general partners in various partnerships established for the properties. If the partnerships generate tax credits, those credits may be sold to outside investors. As of September 30, 2009, SunTrust Community Capital has completed six tax credit sales containing guarantee provisions stating that SunTrust Community Capital will make payment to the outside investors if the tax credits become ineligible. SunTrust Community Capital also guarantees that the general partner under the transaction will perform on the delivery of the credits. The guarantees are expected to expire within a ten year period from inception. As of September 30, 2009, the maximum potential amount that SunTrust Community Capital could be obligated to pay under these guarantees is $38.6 million; however, SunTrust Community Capital can seek recourse against the general partner. Additionally, SunTrust Community Capital can seek reimbursement from cash flow and residual values of the underlying affordable housing properties provided that the properties retain value. As of September 30, 2009 and December 31, 2008, $10.0 million and $11.6 million, respectively, were accrued representing the remainder of tax credits to be delivered, and were recorded in other liabilities on the Consolidated Balance Sheets.

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

Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. The Company does not have a significant concentration of risk to any individual client except for the U.S. government and its agencies. The major concentrations of credit risk for the Company arise by collateral type in relation to loans and credit commitments. The only significant concentration that exists is in loans secured by residential real estate. At September 30, 2009, the Company owned $47.7 billion in residential mortgage loans and home equity lines, representing 41.0% of total loans, $4.4 billion of residential construction loans, representing 3.8% of total loans, and an additional $15.7 billion in commitments to extend credit on home equity loans and $13.2 billion in mortgage loan commitments. At December 31, 2008, the Company had $48.5 billion in residential mortgage loans and home equity lines, representing 38.2% of total loans, $6.2 billion of residential construction loans, representing 4.9% of total loans, and an additional $18.3 billion in commitments to extend credit on home equity loans and $17.0 billion in mortgage loan commitments. The Company originates and retains certain residential mortgage loan products that include features such as interest only loans, high loan to value loans, and low initial interest rate loans. As of September 30, 2009, the Company owned $15.8 billion of interest only loans, primarily with a 10 year interest only period. Approximately $2.6 billion of those loans had combined original loan to value ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $3.3 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. As of December 31, 2008, the Company owned $16.8 billion of interest only loans, primarily with a 10 year interest only period. Approximately $1.9 billion of those loans had combined original loan to value ratios in excess of 80% with no mortgage insurance. Additionally, the Company owned approximately $2.4 billion of amortizing loans with combined loan to value ratios in excess of 80% with no mortgage insurance. The Company attempts to mitigate and control the risk in each loan type through private mortgage insurance and underwriting guidelines and practices. A geographic concentration arises because the Company operates primarily in the Southeastern and Mid-Atlantic regions of the United States.

Notes to Consolidated Financial Statements (Unaudited)-Continued

SunTrust engages in limited international banking activities. The Company’s total cross-border outstanding loans were $623.7 million and $945.8 million as of September 30, 2009 and December 31, 2008, respectively.

Note 15 – Fair Value Election and Measurement

The Company has elected to record specific financial assets and financial liabilities at fair value. These instruments include all, or a portion, of the following: fixed rate debt, brokered deposits, loans, loans held for sale, and trading loans. The following is a description of each financial asset and liability class as of September 30, 2009 for which fair value has been elected, including the specific reasons for electing fair value and the strategies for managing the financial assets and liabilities on a fair value basis.

Fixed Rate Debt

The debt that the Company initially elected to carry at fair value was all of its fixed rate debt that had previously been designated in qualifying fair value hedges using receive-fixed interest rate swaps. The Company has also elected fair value for specific fixed rate debt issued subsequent to 2006 in which the Company concurrently entered into derivative financial instruments that economically converted the interest rate on the debt from fixed to floating. As of December 31, 2008, the fair value of all such elected fixed rate debt was comprised of $3.7 billion of fixed rate FHLB advances and $3.5 billion of publicly-issued debt. The Company elected to record this debt at fair value in order to align the accounting for the debt with the accounting for the derivatives without having to account for the debt under hedge accounting, thus avoiding the complex and time consuming fair value hedge accounting requirements. This move to fair value introduced earnings volatility due to changes in the Company’s credit spread. A significant portion of the debt, along with certain of the interest rate swaps previously designated as hedges, continues to remain outstanding; however, in February 2009, the Company repaid all of the FHLB advances outstanding and closed out its exposures on the interest rate swaps. Approximately $150.8 million of FHLB stock was redeemed in conjunction with the repayment of the advances. Total fair value debt at September 30, 2009 was $3.6 billion (par).

Brokered Deposits

The Company had elected to measure certain certificates of deposit at fair value. These debt instruments include embedded derivatives that are generally based on underlying equity securities or equity indices, but may be based on other underlyings that are generally not clearly and closely related to the host debt instrument. The Company elected to carry these instruments at fair value in order to remove the mixed attribute accounting model. This required bifurcation of a single instrument into a debt component, which would be carried at amortized cost, and a derivative component, which would be carried at fair value, with such bifurcation being based on the fair value of the derivative component and an allocation of any remaining proceeds to the host debt instrument. The Company had elected to carry substantially all newly-issued certificates of deposit at fair value to allow the Company to economically hedge the embedded features. In 2009, given the continued dislocation in the credit markets, the Company evaluated its election to fair value on an instrument by instrument basis whether a new issuance will be carried at fair value.

Loans and Loans Held for Sale

The Company elects to record at fair value certain newly-originated mortgage loans held for sale based upon defined product criteria. SunTrust chooses to fair value these mortgage loans held for sale in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedging instruments. This election impacts the timing and recognition of origination fees and costs. Specifically, origination fees and costs, which had been appropriately deferred under ASC 310-20 and recognized as part of the gain/loss on sale of the loan, are now recognized in earnings at the time of origination. The mark to market adjustments related to loans held for sale and the associated economic hedges is captured in mortgage production income.

Trading Loans

The Company often maintains a portfolio of loans that it trades in the secondary market. Pursuant to the provisions of ASC 825-10, the Company elected to carry certain trading loans at fair value in order to reflect the active management of these positions. Subsequent to the initial adoption, additional loans were purchased and recorded at fair value as part of the Company’s normal loan trading activities. As of September 30, 2009, approximately $256.9 million of trading loans were outstanding.

Notes to Consolidated Financial Statements (Unaudited)-Continued

Valuation Methodologies and Fair Value Hierarchy

The primary financial instruments that the Company carries at fair value include securities, derivative instruments, fixed rate debt, loans, and loans held for sale. Classification in the fair value hierarchy of financial instruments is based on the criteria set forth in ASC 820. Financial instruments that have significantly limited or unobservable trading activity (i.e., inactive markets), such that the estimates of fair value include significant unobservable inputs, are classified as level 3 instruments. The values were generally based on proprietary models or non-binding broker price indications that estimated the credit and liquidity risk.

The classification of an instrument as level 3 versus level 2 involves judgment based on a variety of subjective factors. A market is considered “inactive” based on whether significant decreases in the volume and level of activity for the asset or liability have been observed. In determining whether a market is inactive, the Company evaluates such factors as the number of recent transactions in either the primary or secondary markets, whether price quotations are current, the variability of price quotations, the significance of bid/ask spreads, declines in (or the absence of) new issuances and the availability of public information. Inactive markets necessitate the use of additional judgment when valuing financial instruments, such as pricing matrices, cash flow modeling and the selection of an appropriate discount rate. The assumptions used to estimate the value of an instrument where the market was inactive were based on the Company’s assessment of the assumptions a market participant would use to value the instrument in an orderly transaction and included considerations of illiquidity in the current market environment. Where the Company determined that a significant decrease in the volume and level of activity had occurred, the Company was then required to evaluate whether significant adjustments were required to market data to arrive at an exit price.

Level 3 Instruments

SunTrust used significant unobservable inputs to fair value certain financial and non-financial instruments as of September 30, 2009 and December 31, 2008. The general lack of market liquidity necessitates the use of unobservable inputs in certain cases, as the observability of actual trades and assumptions used by market participants that would otherwise be available to the Company to use as a basis for estimating the fair values of these instruments has diminished. It is reasonably likely that current inactive markets will continue as a result of a variety of external factors, including, but not limited to, economic conditions.

The Company’s level 3 securities available for sale include instruments totaling approximately $1.3 billion at September 30, 2009, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market. As such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $838.1 million at September 30, 2009.

Level 3 trading assets total approximately $475.8 million at September 30, 2009, which includes the Coke derivative valued at approximately $30.0 million at September 30, 2009. The remaining level 3 securities, both trading assets and available for sale securities are predominantly CP, interests retained from Company-sponsored securitizations of residential mortgage loans, investments in structured investment vehicles (“SIVs”), and MBS and ABS collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or where the value of the underlying collateral is not readily observable in the market. The Company has increased its exposure to bank trust preferred ABS, student loan ABS, and municipal securities as a result of its offer to purchase certain ARS as a result of failed auctions.

ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets, which has necessitated the use of significant unobservable inputs into the Company’s valuations. ARS are classified as securities available for sale or trading securities. Under a functioning ARS market, ARS could be remarketed with interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from back-up liquidity lines or letters of credit; therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

Level 3 loans are primarily non-agency residential mortgage loans held for investment or loans held for sale for which there is little to no observable trading activity of similar instruments in either the new issuance or secondary loan markets as either whole loans or as securities. Prior to the non-agency residential loan market disruption, which began during the third quarter of 2007 and continues, the Company was able to obtain certain observable pricing from either the new issuance or secondary loan market. However, as the markets deteriorated and certain loans were not actively trading as either whole loans or as securities, the Company began employing the same alternative valuation methodologies used to value level 3 residential mortgage-backed securities to fair value the loans. During the nine months ended September 30, 2009, we transferred $301.3 million of loans that were previously designated as held for sale to held for investment, as they were determined to be no longer marketable. Of this amount, $272.1 million were loans held for sale reported at fair value and will continue to be reported at fair value as loans held for investment.

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

Most derivative instruments (see Note 12, “Derivative Financial Instruments” to the Consolidated Financial Statements) are level 1 or level 2 instruments. Beginning in the first quarter of 2008, the Company classified IRLCs on residential mortgage loans held for sale which are derivatives, on a gross basis within other assets or other liabilities. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on the Company’s historical data and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of Staff Accounting Bulletin (“SAB”) No. 109, beginning in the first quarter of 2008, servicing value was also included in the fair value of IRLCs. The fair value of servicing value is determined by projecting cash flows which are then discounted to estimate an expected fair value. The fair value of servicing value is impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees and underlying portfolio characteristics. Because these inputs are not transparent in market trades, IRLCs are considered to be level 3 assets in the valuation hierarchy.

In addition, the equity forward agreements the Company entered into related to its Coke stock are level 3 instruments, due to the unobservability of a significant assumption used to value these instruments. Because the value is primarily driven by the embedded equity collars on the Coke shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke, interest rates, and the Coke dividend. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. Because the derivatives carry initial terms of approximately six and a half and seven years and are on a significant number of Coke shares, the observable and active options market on Coke does not provide for any identical or similar

Notes to Consolidated Financial Statements (Unaudited)-Continued

instruments. As such, the Company receives estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures, as well as the Company’s own valuation assessment procedures, the Company has satisfied itself that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At September 30, 2009 and December 31, 2008, the Agreements’ fair value represented an asset position for the Company of approximately $30.0 million and $249.5 million, respectively.

During the second quarter of 2009, in connection with its sale of Visa Class B shares, the Company entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative was estimated based on the Company’s expectations regarding the ultimate resolution of that litigation, which involved a high degree of judgment and subjectivity. Accordingly, the value of the derivative liability was classified as a level 3 instrument. See Note 13, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements for further discussion.

As disclosed in the tabular level 3 rollforwards, during the nine months ended September 30, 2009, the Company transferred certain available for sale securities into level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. In addition, the Company transferred certain trading securities and long-term debt out of level 3. Available for sale securities that were transferred into level 3 consist of municipal bonds for which no observable trading activity exists. The U.S. Treasury and federal agency trading securities that were transferred out of level 3 were Small Business Administration securities for which the volume and level of observable trading activity had significantly decreased in prior quarters, but for which the Company began to observe limited increases in such activity during the three months ended March 31, 2009 and significant increases in such activity during the three months ended June 30, 2009. This level of activity provided the Company with sufficient market evidence of pricing, such that the Company did not have to make any significant adjustments to observed pricing, nor was the Company’s pricing based on unobservable data. The Company also elected to transfer its fixed rate debt out of level 3 during the three months ended June 30, 2009. The volume and level of activity for transactions in the Company’s debt in the secondary markets had begun to increase in the three months ended March 31, 2009 and significantly increased during the three months ended June 30, 2009. As such, the Company was able to use pricing from observable trades to corroborate pricing received from third-party pricing services and market-makers. Transfers into level 3 are generally assumed to be as of the beginning of the quarter in which the transfer occurred, while transfers out of level 3 are generally assumed to occur as of the end of the quarter. None of the transfers into or out of level 3 were the result of using alternative valuation approaches to estimate fair values.

As discussed in Note 7, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements, the Company began to purchase CP from Three Pillars, which is a multi-seller commercial paper conduit with which the Company has certain levels of involvement. This CP was classified as level 3. The downgrade of Three Pillars’ CP to A-2/P-1 during the second quarter caused the volume and level of activity for its CP to significantly decrease. Because of this significant decrease, the observability for identical or similar transactions in the market also significantly decreased. As such, in order to estimate the fair value of its CP issuances to the Company, significant adjustments were required to the most similar asset for which a sufficient level of market observability existed. Three Pillars subsequently received a F-1 rating from Fitch, such that it is now rated F-1/P-1. These ratings triggered increased third party demand for its CP during the quarter ended September 30, 2009 to such a level that the Company stopped making any significant adjustments to third party pricing information when valuing the investments. As such, this CP was transferred out of level 3 effective September 30, 2009.

Certain level 3 assets include non-financial assets such as affordable housing properties, private equity investments, and intangible assets that are measured on a non-recurring basis based on third party price indications or the estimated expected remaining cash flows to be received from these assets discounted at a market rate that is commensurate with their risk profile.

During the third quarter of 2009, the Company transferred certain portions of its other real estate owned portfolio into level 3 due to the lack of observable market data available for Vacant Developed Lots (“VDL”) and Land. These properties had valuation dates exceeding 12 months as of September 30, 2009. The Company utilized a pooled valuation approach to value the VDL and land and estimated the percentage decline that has taken place in these property types over the past 12 to 18 months on a per state basis. As a result of the valuation analysis performed in assessing market value deterioration by state, the Company recorded a reserve allowance of $30.2 million for the VDL and land totaling $76.5 million in net carrying value. These VDL and lands are located primarily in Georgia and North Carolina.

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

For loan products that the Company has elected to carry at fair value, the Company has considered the component of the fair value changes due to instrument-specific credit risk, which is intended to be an approximation of the fair value change attributable to changes in borrower-specific credit risk. For the three and nine months ended September 30, 2009, SunTrust recognized a loss on loans accounted for at fair value of approximately $8.6 million and a loss of approximately $20.2 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. For the three and nine months ended September 30, 2008, SunTrust recognized a loss on loans accounted for at fair value of approximately $7.0 million and $23.8 million, respectively, due to changes in fair value attributable to borrower-specific credit risk. In addition to borrower-specific credit risk, there are other, more significant variables that will drive changes in the fair value of the loans, including interest rates changes and general conditions in the principal markets for the loans.

For the publicly-traded fixed rate debt and brokered deposits carried at fair value, the Company estimated credit spreads above U.S. Treasury rates or LIBOR, based on credit spreads from actual or estimated trading levels of the debt. The Company recognized a loss of approximately $185.0 million and $165.4 million, respectively, for the three and nine months ended September 30, 2009, and a gain of approximately $327.3 million and $459.7 million, for the three and nine months ended September 30, 2008, respectively, due to changes in its own credit spread on its public debt and brokered deposits.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at September 30, 2009, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Trading assets
U.S. Treasury and federal agencies	$917,702	$250,566	$667,136	$-
U.S. states and political subdivisions	76,046	-	68,645	7,401
Residential mortgage-backed securities - agency	57,750	-	57,750	-
Residential mortgage-backed securities - private	17,073	-	-	17,073
Collateralized debt obligations	222,620	-	-	222,620
Corporate debt securities	429,387	-	429,387	-
Commercial paper	1,349,861	-	1,349,861	-
Other debt securities	28,698	-	3,995	24,703
Equity securities	169,873	3,175	10,806	155,892
Derivative contracts	3,255,520	184,954	3,040,593	29,973
Other	149,093	-	130,996	18,097

Total trading assets	6,673,623	438,695	5,759,169	475,759

Securities available for sale
U.S. Treasury and federal agencies	4,927,696	952,087	3,975,609	-
U.S. states and political subdivisions	1,000,253	-	867,026	133,227
Residential mortgage-backed securities - agency	12,463,981	-	12,463,981	-
Residential mortgage-backed securities - private	417,245	-	-	417,245
Other debt securities	800,323	-	717,596	82,727
Common stock of The Coca-Cola Company	1,611,000	1,611,000	-	-
Other equity securities	902,352	137	197,390	704,825

Total securities available for sale	22,122,850	2,563,224	18,221,602	1,338,024

Loans held for sale	2,862,755	-	2,711,108	151,647
Loans	468,658	-	-	468,658
Other intangible assets [2]	783,242	-	-	783,242
Other assets [1]	161,287	54	104,132	57,101

Liabilities
Brokered deposits	1,206,402	-	1,206,402	-
Trading liabilities	2,531,114	409,373	2,121,741	-
Long-term debt	3,575,807	-	3,575,807	-
Other liabilities [1]	90,995	-	50,155	40,840

1 These amounts include IRLCs and derivative financial instruments entered into by the Household Lending line of business to hedge its interest rate risk along with a derivative associated with the Company’s sale of Visa shares during the quarter ended June 30, 2009.

2 This amount includes MSRs carried at fair value.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Gain/(Loss) for the Three Months Ended September 30, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option				Fair Value Gain/(Loss) for the Nine Months Ended September 30, 2009, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
(Dollars in thousands)	Trading Account Profits and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]	Trading Account Profits and Commissions	Mortgage Production Related Income [2]	Mortgage Servicing Related Income	Total Changes in Fair Values Included in Current- Period Earnings[1]

Assets
Trading assets	($581)	$-	$-	($581)	$2,667	$-	$-	$2,667
Loans held for sale	2,021	151,304	-	153,325	2,021	514,655	-	516,676
Loans, net	102	2,755	-	2,857	3,338	13	-	3,351
Other intangible assets	-	5,847	(64,488)	(58,641)	-	13,308	9,922	23,230

Liabilities
Brokered deposits	(13,864)	-	-	(13,864)	18,466	-	-	18,466
Long-term debt	(210,158)	-	-	(210,158)	(54,741)	-	-	(54,741)

1 Changes in fair value for the three and nine month periods ended September 30, 2009, exclude accrued interest for the periods then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the three and nine month periods ended September 30, 2009, income related to loans held for sale, net includes $199.9 million and $572.2 million, respectively, related to MSRs recognized upon the sale of loans reported at fair value. For the three and nine months ended September 30, 2009, income related to other intangible assets includes $5.8 million and $13.3 million, respectively, of MSRs recognized upon the sale of loans reported at the lower of cost or market value. These MSRs are included in the table since the Company elected to report MSRs recognized in 2009 using the fair value method. Previously, MSRs were reported under the amortized cost method.

Notes to Consolidated Financial Statements (Unaudited)-Continued

		Fair Value Measurements at December 31, 2008, Using
(Dollars in thousands)	Assets/Liabilities	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Trading assets
U.S. Treasury and federal agencies	$3,127,636	$142,906	$2,339,470	$645,260
U.S. states and political subdivisions	159,135	-	151,809	7,326
Corporate debt securities	585,809	-	579,159	6,650
Commercial paper	399,611	-	399,611	-
Residential mortgage-backed securities - agencies	58,565	-	58,565	-
Residential mortgage-backed securities - private	37,970	-	-	37,970
Collateralized debt obligations	261,528	-	-	261,528
Other debt securities	813,176	-	790,231	22,945
Equity securities	116,788	6,415	8,409	101,964
Derivative contracts	4,701,783	-	4,452,236	249,547
Other	134,269	-	76,074	58,195

Total trading assets	10,396,270	149,321	8,855,564	1,391,385

Securities available for sale
U.S. Treasury and federal agencies	486,153	127,123	359,030	-
U.S. states and political subdivisions	1,037,429	-	958,167	79,262
Residential mortgage-backed securities - agencies	14,550,104	-	14,550,104	-
Residential mortgage-backed securities - private	522,151	-	-	522,151
Other debt securities	294,185	-	265,772	28,413
Common stock of The Coca-Cola Company	1,358,100	1,358,100	-	-
Other equity securities	1,448,415	141	588,495	859,779

Total securities available for sale	19,696,537	1,485,364	16,721,568	1,489,605

Loans held for sale	2,424,432	-	1,936,987	487,445
Loans	270,342	-	-	270,342
Other assets [1]	109,600	775	35,231	73,594

Liabilities
Brokered deposits	587,486	-	587,486	-
Trading liabilities	3,240,784	440,436	2,800,348	-
Other short-term borrowings	399,611	-	399,611	-
Long-term debt	7,155,684	-	3,659,423	3,496,261
Other liabilities [1]	72,911	-	71,738	1,173

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

1 Changes in fair value for the three and nine months ended September 30, 2008 exclude accrued interest for the period then ended. Interest income or interest expense on trading assets, loans, loans held for sale, brokered deposits and long-term debt that have been elected to be carried at fair value are recorded in interest income or interest expense in the Consolidated Statements of Income/(Loss) based on their contractual coupons. Certain trading assets do not have a contractually stated coupon and, for these securities, the Company records interest income based on the effective yield calculated upon acquisition of those securities.

2 For the three and nine months ended September 30, 2008, these amounts include $93.3 million and $380.8 million, respectively, related to MSR assets recognized upon the sale of the loans. These amounts exclude $5.0 million and $15.8 million for the three and nine months ended September 30, 2008, respectively, of MSRs recognized upon sale of loans reported at the lower of cost or market value. These MSRs are excluded from the table because neither the loans nor the related MSRs were reported at fair value on a recurring basis.

The following tables present the change in carrying value of those assets measured at fair value on a non-recurring basis, for which impairment was recognized in the current period. The table does not reflect the change in fair value attributable to any related economic hedges the Company may have used to mitigate the interest rate risk associated with loans held for sale and MSRs, nor does it include information related to the goodwill impairment charge recorded during the nine months ended September 30, 2009 which is discussed in Note 6, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements. The Company’s economic hedging activities for loans held for sale and MSRs are deployed at the portfolio level.

		Fair Value Measurement at September 30, 2009, Using
(Dollars in thousands)	Net Carrying Value	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Allowance

Loans Held for Sale [1]	$1,188,832	$-	$1,024,933	163,899	(49,729)
MSRs [2]	78,197	-	-	78,197	(17,179)
OREO [3]	571,553	-	495,039	76,514	(100,051)
Affordable Housing [3]	16,489	-	-	16,489	-
Loans [4]	177,337	-	177,337	-	(33,760)
Other Assets [5]	136,917	-	56,000	80,917	-

[1]	These balances are measured at the lower of cost or market.
[2]	MSRs carried at amortized cost are stratified for the purpose of impairment testing with impaired amounts presented herein.
[3]	Affordable housing was impacted by a $32.2 million impairment charge recorded during the nine months ended September 30, 2009.
[4]	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.
[5]

These assets include equity partner investments, structured leasing products, and other repossessed assets. These assets were impacted by $22.3 million in impairment charges recorded during the nine months ended September 30, 2009.

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

1 These balances are measured at the lower of cost or market.

2 MSRs carried at amortized cost are stratified for the purpose of impairment testing with impaired amounts presented herein.

3 Affordable housing was impacted by a $19.9 million impairment charge recorded during the year ended December 31, 2008.

4 These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral and were impacted by a $34.1 million impairment charge recorded during the year ended December 31, 2008.

5 These assets were impacted by a $27.2 million impairment charge recorded during the year ended December 31, 2008.

6 These balances were impacted by a $45.0 million impairment charge recorded during the second quarter of 2008.

Notes to Consolidated Financial Statements (Unaudited)-Continued

The following tables show a reconciliation of the beginning and ending balances for fair valued assets and liabilities measured on a recurring basis using significant unobservable inputs (other than MSRs which are disclosed in Note 6, “Goodwill and Other Intangible Assets”, to the Consolidated Financial Statements):

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Beginning balance July 1, 2009	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Level 3 transfers, net	Fair value September 30, 2009	Change in unrealized gains/ (losses) included in earnings for the three months ended September 30, 2009 related to financial assets still held at September 30, 2009

Assets
Trading assets
U.S. states and political subdivisions	$7,401	$-		$-		$-	$-	$-	$7,401	$-
Residential mortgage-backed securities - private	21,140	1,264	[1]	-		(5,331)	-	-	17,073	(783)	[1]
Collateralized debt obligations	232,067	3,097	[1],5	-		(12,544)	-	-	222,620	113	[1]
Commercial paper	2,412,408	-		-		(1,117,053)	-	(1,295,355)	-	-
Other debt securities	23,553	1,150	[1,5]	-		-	-	-	24,703	1,150	[1]
Equity securities	163,350	1,020	[1,5]	-		(8,478)	-	-	155,892	-
Derivative contracts	121,164	(596)	[1]	(90,595)	[6]	-	-	-	29,973	-
Other	14,091	4,859	[1]	-		(853)	-	-	18,097	4,859	[1]

Total trading assets	2,995,174	10,794	[1,5]	(90,595)		(1,144,259)	-	(1,295,355)	475,759	5,339	[1]

Securities available for sale
U.S. states and political subdivisions	136,642	-		(706)		(2,709)	-	-	133,227	-
Residential mortgage-backed securities - private	439,920	(9,655)	[2]	31,540		(44,560)	-	-	417,245	(9,655)	[2]
Other debt securities	63,365	20	[2,5]	1,441		17,901	-	-	82,727	-
Other equity securities	704,824	-		1		-	-	-	704,825	-

Total securities available for sale	1,344,751	(9,635)	[2,5]	32,276		(29,368)	-	-	1,338,024	(9,655)	[2]

Loans held for sale	157,981	(2,190)	[3]	-		(9,316)	(1,160)	6,332	151,647	(4,774)	[3]
Loans	494,669	2,857	[4]	-		(24,539)	(3,917)	(412)	468,658	(300)	[4]
Other assets/(liabilities), net	(19,280)	204,849	[3]	-		10,092	(179,400)	-	16,261	-

	Beginning balance January 1, 2009	Included in earnings		Other comprehensive income		Purchases, sales, issuances, settlements, maturities paydowns, net	Transfers to/from other balance sheet line items	Level 3 transfers, net	Fair value September 30, 2009	Change in unrealized gains/(losses) included in earnings for the nine months ended September 30, 2009 related to financial assets still held at September 30, 2009
Assets
Trading assets
U.S. Treasury and federal agencies	645,260	(4,863)	[1]	-		(181,154)	-	(459,243)	-	-
U.S. states and political subdivisions	7,326	(324)	[1,5]	-		399	-	-	7,401	(324)	[1]
Residential mortgage-backed securities - private	37,970	1,204	[1]	-		(22,101)	-	-	17,073	(6,147)	[1]
Collateralized debt obligations	261,528	(13,757)	[1,5]	-		(25,151)	-	-	222,620	(16,898)	[1]
Corporate debt securities	6,650	2,800	[1]	-		(9,450)	-	-	-	-
Commercial paper	-	-		-		1,295,355	-	(1,295,355)	-	-
Other debt securities	22,945	1,138	[1,5]	-		620	-	-	24,703	907	[1]
Equity securities	101,964	5,560	[1,5]	-		48,368	-	-	155,892	1,772	[1]
Derivative contracts	249,547	3,540	[1]	(223,114)	[6]	-	-	-	29,973	-
Other	58,195	(10,814)	[1]	-		(2,826)	-	(26,458)	18,097	7,565	[1]

Total trading assets	1,391,385	(15,516)	[1,5]	(223,114)		1,104,060	-	(1,781,056)	475,759	(13,125)	[1]

Securities available for sale
U.S. states and political subdivisions	79,262	5,525	[2,5]	(3,817)		49,121	-	3,136	133,227	-
Residential mortgage-backed securities - private	522,151	(15,904)	[2]	16,456		(105,458)	-	-	417,245	(15,904)	[2]
Other debt securities	28,413	268	[2,5]	2,387		51,659	-	-	82,727	-
Other equity securities	859,779	(212)	[2]	(4,350)		(150,392)	-	-	704,825	(212)	[2]

Total securities available for sale	1,489,605	(10,323)	[2,5]	10,676		(155,070)	-	3,136	1,338,024	(16,116)	[2]

Loans held for sale	487,445	(5,658)	[3]	-		(72,163)	(276,448)	18,471	151,647	(14,849)	[3]
Loans	270,342	3,351	[4]	-		(57,133)	265,796	(13,698)	468,658	(5,523)	[4]
Other assets/liabilities, net	72,421	548,709	[3]	-		(40,369)	(564,500)	-	16,261	-

Liabilities
Long-term debt	(3,496,261)	130,612	[1]	-		-	-	3,365,649	-	130,612 [1]

1 Amounts included in earnings are recorded in trading account profits and commissions.

2 Amounts included in earnings are recorded in net securities gains/(losses).

3 Amounts included in earnings are recorded in mortgage production related income.

4 Amounts are generally included in mortgage production related income except $0.1 million and $3.3 million for the three and nine month periods ended September 30, 2009, respectively, related to loans acquired in the GB&T acquisition. The mark on these loans is included in trading account profits and commissions.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Fair Value Measurements Using Significant Unobservable Inputs
(Dollars in thousands)	Trading Assets		Securities Available for Sale		Loans Held for Sale		Loans		Long-term Debt		Trading Liabilities

Beginning balance July 1, 2008	$880,152		$986,593		$476,003		$352,344		$-		$-
Total gains/(losses) (realized/unrealized):
Included in earnings	(104,730)	[1]	(13,938)	[2]	(2,934)	[3]	(12,530)	[4]	304,090	[1]	-
Included in other comprehensive income	-		(37,136)		-		-		-		(1,580)
Purchase accounting adjustments	-		-		-		6,178		-		-
Purchases and issuances	93,919		137,765		-		127		-		-
Settlements	(50,682)		(20,435)		-		-		-		-
Sales	(305,649)		-		(30,311)		-		-		-
Repurchase of debt	-		-		-		-		151,966		-
Paydowns and maturities	(59,639)		(27,688)		(35,354)		(14,711)		-		-
Loan foreclosures transferred to other real estate owned	-		-		(2,582)		(29,128)		-		-
Level 3 transfers, net	12,298		476,551		236,819		-		(3,595,627)		-

Ending balance September 30, 2008	$465,669		$1,501,712		$641,641		$302,280		($3,139,571)		($1,580)

Beginning balance January 1, 2008	$2,950,145		$869,707		$481,327		$220,784		$-		$-
Total gains/(losses) (realized/unrealized):
Included in earnings	(353,587)	[1]	(78,712)	[2]	(20,297)	[3]	(26,549)	[4]	304,090	[1]	-
Included in other comprehensive income	-		(6,278)		-		-		-		(1,580)
Purchase accounting adjustments	-		-		-		6,178		-		-
Purchases and issuances	137,869		154,979		-		112,153		-		-
Settlements	(50,682)		(61,280)		-		-		-		-
Sales	(1,465,686)		(116,555)		(34,049)		-		-		-
Repurchase of debt	-		-		-		-		151,966		-
Paydowns and maturities	(791,483)		(134,246)		(104,518)		(38,560)		-		-
Transfers from loans held for sale to loans	-		-		(79,906)		79,906		-		-
Loan foreclosures transferred to other real estate owned	-		-		(2,582)		(51,632)		-		-
Level 3 transfers, net	39,093		874,097		401,666		-		(3,595,627)		-

Ending balance September 30, 2008	$465,669		$1,501,712		$641,641		$302,280		($3,139,571)		($1,580)

The amount of total gains/(losses) for the three months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2008	($105,959)	[1]	($13,938)	[2]	($7,576)	[3]	($12,530)	[4]	$303,997	[1]	$-

The amount of total gains/(losses) for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains or losses relating to instruments still held at September 30, 2008	($174,382)	[1]	($43,720)	[2]	($19,529)	[3]	($26,549)	[4]	$303,997	[1]	$-

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

(Dollars in thousands)	Aggregate Fair Value September 30, 2009	Aggregate Unpaid Principal Balance under FVO September 30, 2009	Fair value over/(under) unpaid principal

Trading assets	$256,938	$258,087	($1,149)
Loans	415,463	473,981	(58,518)
Past due loans of 90 days or more	4,396	7,695	(3,299)
Nonaccrual loans	48,799	85,023	(36,224)
Loans held for sale	2,828,192	2,776,592	51,600
Past due loans of 90 days or more	3,814	5,569	(1,755)
Nonaccrual loans	30,749	49,967	(19,218)
Brokered deposits	1,206,402	1,276,888	(70,486)
Long-term debt	3,575,807	3,613,085	(37,278)

Notes to Consolidated Financial Statements (Unaudited)-Continued

(Dollars in thousands)	Aggregate Fair Value December 31, 2008	Aggregate Unpaid Principal Balance under FVO December 31, 2008	Fair value over/(under) unpaid principal

Trading assets	$852,300	$861,239	($8,939)
Loans	222,221	247,098	(24,877)
Past due loans of 90 days or more	2,018	2,906	(888)
Nonaccrual loans	46,103	81,618	(35,515)
Loans held for sale	2,392,286	2,408,392	(16,106)
Past due loans of 90 days or more	4,663	7,222	(2,559)
Nonaccrual loans	27,483	47,228	(19,745)
Brokered deposits	587,486	627,737	(40,251)
Long-term debt	7,155,684	6,963,085	192,599

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	2009			2008
(Dollars in thousands)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$5,157,737	$5,157,737	(a)	$6,637,402	$6,637,402	(a)
Trading assets	6,673,623	6,673,623	(b)	10,396,269	10,396,269	(b)
Securities available for sale	22,122,850	22,122,850	(b)	19,696,537	19,696,537	(b)
Loans held for sale	4,577,549	4,595,905	(c)	4,032,128	4,032,128	(c)
Total loans	116,487,938	116,487,938		126,998,443	126,998,443
Interest/credit adjustment	(3,024,000)	(4,685,415)		(2,350,996)	(4,369,121)

Subtotal	113,463,938	111,802,523	(d)	124,647,447	122,629,322	(d)
Market risk/liquidity adjustment	-	(8,501,872)		-	(11,731,290)

Loans, net	$113,463,938	$103,300,651	(d)	$124,647,447	$110,898,032	(d)

Financial liabilities
Consumer and commercial deposits	$113,601,242	$113,994,304	(e)	$105,275,707	$105,770,657	(e)
Brokered deposits	4,953,103	5,041,165	(f)	7,667,167	7,586,427	(f)
Foreign deposits	776,697	776,697	(f)	385,510	385,510	(f)
Short-term borrowings	4,916,655	4,916,655	(f)	9,479,750	9,479,750	(f)
Long-term debt	18,177,280	17,276,531	(f)	26,812,381	25,878,644	(f)
Trading liabilities	2,531,114	2,531,114	(b)	3,240,784	3,240,784	(b)

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

The Company estimated fair value based on estimated future cash flows discounted, initially, at current origination rates for loans with similar terms and credit quality, which derived an estimated value of approximately 99% and 98% on the loan portfolio’s net carrying value as of September 30, 2009 and December 31, 2008, respectively. The value derived from origination rates likely does not represent an exit price due to the current distressed market conditions; therefore, an incremental market risk and liquidity discount, was subtracted from the initial value to reflect the illiquid and distressed market conditions as of September 30, 2009 and December 31, 2008, respectively. The discounted value is a function of a market participant’s required yield in the current environment and is not a reflection of the expected cumulative losses on the loans. Loan prepayments are used to adjust future cash flows based on historical experience and prepayment model forecasts. The carrying amount of accrued interest approximates its fair value. The value of long-term customer relationships is not permitted under U.S. GAAP to be included in the estimated fair value.

(e)

Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The assumptions used in the discounted cash flow analysis are expected to approximate those that market participants would use in valuing deposits. The value of long- term relationships with depositors is not taken into account in estimating fair values.

(f)

Fair values for foreign deposits, brokered deposits, short-term borrowings, and long-term debt are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of instruments.

Note 16 – Contingencies

The Company and its subsidiaries are parties to numerous claims and lawsuits arising in the course of their normal business activities, some of which involve claims for substantial amounts. The Company’s experience has shown that the damages often alleged by plaintiffs or claimants are grossly overstated, unsubstantiated by legal theory, or bear no relation to the ultimate award that a court might grant. In addition, valid legal defenses, such as statutes of limitations, frequently result in judicial findings of no liability by the Company. Because of these factors, the Company cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. However, it is the opinion of management that liabilities arising from these claims in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial condition or results of operations.

In September 2008, STRH and STIS entered into an “agreement in principle” with the Financial Industry Regulatory Authority (“FINRA”) related to the sales and brokering of ARS by STRH and STIS regardless of whether any claims have been asserted by the investor. This agreement is non-binding and is subject to the negotiation of a final settlement. At this time there is no final settlement with FINRA, and FINRA has resumed its investigation. Notwithstanding that fact, the Company announced in November 2008 that it would move forward with ARS purchases from essentially the same categories of investors who would have been covered by the original agreement with FINRA. Additionally, the Company has elected to purchase ARS from certain other investors not addressed by the agreement. The total amount of ARS the Company expects to purchase is approximately $640 million. As of September 30, 2009, the Company has repurchased approximately 86% of the securities it intends to repurchase. The fair value of ARS purchased pursuant to the pending settlement is approximately $184.6 million and $133.1 million in trading securities and $160.1 million and $48.2 million in available for sale securities, at September 30, 2009 and December 31, 2008, respectively. The Company has reserved for the remaining probable loss that could be reasonably estimated to be approximately $27.7 million and $99.4 million at September 30, 2009 and December 31, 2008, respectively. The remaining loss amount represents the difference between the par amount and the estimated fair value of the remaining ARS that the Company believes it will likely purchase from investors. This amount may change by the movement in fair market value of the underlying investment and therefore, can be impacted by changes in the performance of the underlying obligor or collateral as well as general market conditions. The total gain relating to the ARS

Notes to Consolidated Financial Statements (Unaudited)-Continued

agreements recognized during the nine months ended September 30, 2009 was approximately $17.1 million, compared to a loss recognized during the year ended December 31, 2008 of $177.3 million. These amounts are comprised of trading gains or losses on probable future purchases, trading losses on ARS classified as trading securities that were purchased from investors, securities gains on calls and redemptions of available for sale securities that were purchased from investors, and estimated fines levied against STRH and STIS by various federal and state agencies. Due to the pass-through nature of these security purchases, the economic loss has been included in the Corporate Other and Treasury segment.

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

Previously, Commercial Real Estate was combined with Corporate and Investment Banking in Wholesale Banking.

Retail and Commercial serves consumers and businesses with up to $100 million in annual revenue. Retail and Commercial provides services to clients through an extensive network of traditional and in-store branches, ATMs, the internet (www.suntrust.com), and the telephone (1-800-SUNTRUST). Financial products and services offered to consumers include consumer deposits, home equity lines, consumer lines, and other fee-based products. The business also serves commercial clients including business banking clients, government/not-for-profit enterprises, as well as commercial and residential developers and investors. Financial products and services offered to business clients include commercial and commercial real estate lending, financial risk management, insurance premium financing, treasury and payment solutions including commercial card services, as well as specialized commercial real estate investments delivered through SunTrust Community Capital, LLC. Retail and Commercial also serves as an entry point and provides services for other lines of business. When client needs change and expand, Retail and Commercial refers clients to our Wealth and Investment Management, Corporate and Investment Banking, and the Household Lending lines of business.

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

Notes to Consolidated Financial Statements (Unaudited)-Continued

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

•	Provision for loan losses – Represents net charge-offs by segment. The difference between the segment net charge- offs and the consolidated provision for loan losses is reported in Reconciling Items.

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

	Three Months Ended September 30, 2009
(Dollars in thousands)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$56,092,389	$29,107,764	$50,736,311	$8,987,310	$27,618,385	($78,938)	$172,463,221
Average total liabilities	94,596,773	13,755,443	3,956,520	11,640,230	25,570,809	475,514	149,995,289
Average total equity	-	-	-	-	-	22,467,932	22,467,932

Net interest income	$599,428	$75,650	$190,885	$79,073	$114,647	$77,775	$1,137,458
Fully taxable-equivalent adjustment (FTE)	9,210	18,081	-	4	3,423	(2)	30,716

Net interest income (FTE)[1]	608,638	93,731	190,885	79,077	118,070	77,773	1,168,174
Provision for loan losses[2]	344,460	120,860	501,176	39,165	263	128,005	1,133,929

Net interest income after provision for loan losses	264,178	(27,129)	(310,291)	39,912	117,807	(50,232)	34,245
Noninterest income	343,456	197,857	92,642	185,508	(38,027)	(6,385)	775,051
Noninterest expense	792,064	140,809	310,799	206,202	(14,543)	(6,484)	1,428,847

Income/(loss) before provision/(benefit) for income taxes	(184,430)	29,919	(528,448)	19,218	94,323	(50,133)	(619,551)
Provision/(benefit) for income taxes[3]	(81,195)	11,472	(201,833)	7,349	(22,303)	(18,830)	(305,340)

Net income/(loss) including income attributable to noncontrolling interest	(103,235)	18,447	(326,615)	11,869	116,626	(31,303)	(314,211)
Net income attributable to noncontrolling interest	-	-	441	-	2,290	(1)	2,730

Net income/(loss)	($103,235)	$18,447	($327,056)	$11,869	$114,336	($31,302)	($316,941)

	Three Months Ended September 30, 2008
(Dollars in thousands)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,881,083	$31,812,722	$55,334,618	$9,055,524	$19,019,077	($214,534)	$173,888,490
Average total liabilities	85,276,973	15,326,156	2,869,788	10,007,713	42,426,421	(115,941)	155,791,110
Average total equity	-	-	-	-	-	18,097,380	18,097,380

Net interest income	$640,405	$59,944	$172,660	$82,800	$51,046	$139,358	$1,146,213
Fully taxable-equivalent adjustment (FTE)	8,331	16,796	-	7	4,331	1	29,466

Net interest income (FTE)[1]	648,736	76,740	172,660	82,807	55,377	139,359	1,175,679
Provision for loan losses[2]	159,614	2,246	220,986	9,160	65	111,601	503,672

Net interest income after provision for loan losses	489,122	74,494	(48,326)	73,647	55,312	27,758	672,007
Noninterest income	364,331	134,586	139,451	161,545	487,474	(2,165)	1,285,222
Noninterest expense	700,360	136,068	420,687	231,516	178,833	(2,169)	1,665,295

Income/(loss) before provision/(benefit) for income taxes	153,093	73,012	(329,562)	3,676	363,953	27,762	291,934
Provision/(benefit) for income taxes[3]	35,267	37,500	(127,830)	1,743	54,483	(24,464)	(23,301)

Net income/(loss) including income attributable to noncontrolling interest	117,826	35,512	(201,732)	1,933	309,470	52,226	315,235
Net income attributable to noncontrolling interest	-	-	374	167	2,250	-	2,791

Net income/(loss)	$117,826	$35,512	($202,106)	$1,766	$307,220	$52,226	$312,444

[1]	Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.
[2]	Provision for loan losses represents net charge-offs for the segments.
[3]	Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Notes to Consolidated Financial Statements (Unaudited)-Continued

	Nine Months Ended September 30, 2009
(Dollars in thousands)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$57,286,453	$32,048,707	$51,878,735	$9,001,952	$25,323,773	$375,233	$175,914,853
Average total liabilities	92,326,263	14,546,254	4,061,314	11,131,128	31,523,174	72,507	153,660,640
Average total equity	-	-	-	-	-	22,254,213	22,254,213

Net interest income	$1,734,106	$234,937	$600,265	$222,894	$298,492	$198,519	$3,289,213
Fully taxable-equivalent adjustment (FTE)	27,070	55,167	-	14	10,754	(2)	93,003

Net interest income (FTE)[1]	1,761,176	290,104	600,265	222,908	309,246	198,517	3,382,216
Provision for loan losses[2]	825,927	273,398	1,255,269	61,420	1,185	673,009	3,090,208

Net interest income after provision for loan losses	935,249	16,706	(655,004)	161,488	308,061	(474,492)	292,008
Noninterest income	1,014,421	561,624	733,036	543,379	142,458	(26,954)	2,967,964
Noninterest expense	2,528,778	423,569	1,470,981	639,674	73,085	(27,245)	5,108,842

Income/(loss) before provision/(benefit) for income taxes	(579,108)	154,761	(1,392,949)	65,193	377,434	(474,201)	(1,848,870)
Provision/(benefit) for income taxes[3]	(162,400)	57,553	(375,464)	24,968	90,028	(177,472)	(542,787)

Net income/(loss) including income attributable to noncontrolling interest	(416,708)	97,208	(1,017,485)	40,225	287,406	(296,729)	(1,306,083)
Net income attributable to noncontrolling interest	-	-	2,617	-	6,869	(1)	9,485

Net income/(loss)	($416,708)	$97,208	($1,020,102)	$40,225	$280,537	($296,728)	($1,315,568)

	Nine Months Ended September 30, 2008
(Dollars in thousands)	Retail and Commercial	Corporate and Investment Banking	Household Lending	Wealth and Investment Management	Corporate Other and Treasury	Reconciling Items	Consolidated
Average total assets	$58,302,730	$30,913,673	$56,724,416	$8,971,703	$20,316,575	$216,586	$175,445,683
Average total liabilities	86,689,573	14,803,501	2,831,269	10,128,583	42,929,487	(98,283)	157,284,130
Average total equity	-	-	-	-	-	18,161,553	18,161,553

Net interest income	$1,909,081	$178,575	$554,221	$241,500	$94,227	$465,192	$3,442,796
Fully taxable-equivalent adjustment (FTE)	25,640	46,071	-	25	13,961	-	85,697

Net interest income (FTE)[1]	1,934,721	224,646	554,221	241,525	108,188	465,192	3,528,493
Provision for loan losses[2]	372,062	2,189	621,952	16,822	(1,095)	499,791	1,511,721

Net interest income after provision for loan losses	1,562,659	222,457	(67,731)	224,703	109,283	(34,599)	2,016,772
Noninterest income	1,057,526	443,671	405,352	760,968	1,099,507	(11,290)	3,755,734
Noninterest expense	1,999,108	408,562	978,315	758,940	159,216	(11,271)	4,292,870

Income/(loss) before provision/(benefit) for income taxes	621,077	257,566	(640,694)	226,731	1,049,574	(34,618)	1,479,636
Provision/(benefit) for income taxes[3]	168,035	110,724	(254,503)	82,216	257,336	(36,426)	327,382

Net income/(loss) including income attributable to noncontrolling interest	453,042	146,842	(386,191)	144,515	792,238	1,808	1,152,254
Net income attributable to noncontrolling interest	1	-	1,295	849	6,750	(2)	8,893

Net income/(loss)	$453,041	$146,842	($387,486)	$143,666	$785,488	$1,810	$1,143,361

1 Net interest income is fully taxable-equivalent and is presented on a matched maturity funds transfer price basis for the line of business.

2 Provision for loan losses represents net charge-offs for the segments.

3 Includes regular income tax provision/(benefit) and taxable-equivalent income adjustment reversal.

Note 18 - Accumulated Other Comprehensive Income

Comprehensive income was calculated as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2009	2008	2009	2008
Comprehensive income:
Net income/(loss)	($316,941)	$312,444	($1,315,568)	$1,143,361
Other comprehensive income:
Change in unrealized gains (losses) on securities, net of taxes	270,024	(84,252)	321,991	(733,952)
Change in unrealized gains (losses) on derivatives, net of taxes	41,096	47,366	(296,469)	4,089
Change related to employee benefit plans	17,045	3,241	153,219	11,004

Total comprehensive income	$11,224	$278,799	($1,136,827)	$424,502

The components of AOCI were as follows:

(Dollars in thousands)	September 30 2009	December 31 2008
Unrealized net gain on available for sale securities	$1,201,637	$887,361
Unrealized net gain on derivative financial instruments	550,646	847,115
Employee benefit plans	(600,132)	(753,351)

Total accumulated other comprehensive income	$1,152,151	$981,125

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Cautionary Statement About Forward-Looking Statements

This report may contain forward-looking statements. Statements that do not describe historical or current facts, including statements about future levels of revenues, net interest margin, FDIC and other regulatory expense, and credit quality are forward-looking statements. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Such statements are based upon the current beliefs and expectations of management and on information currently available to management. Such statements speak as of the date hereof, and we do not assume any obligation to update the statements made herein or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements can be found beginning on page 6 of our 2008 Annual Report on Form 10-K; in Part II, Item 1A of this report; and elsewhere in our periodic reports and Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”), which are available at the Securities and Exchange Commission’s internet site (http://www.sec.gov). Those factors include: proposed regulatory changes may adversely affect our business; difficult market conditions have adversely affected our industry; current levels of market volatility are unprecedented; the soundness of other financial institutions could adversely affect us; there can be no assurance that recently enacted legislation, or any proposed federal programs, will stabilize the U.S. financial system, and such legislation and programs may adversely affect us; the impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 (“EESA”) and its implementing regulations, and actions by the FDIC, cannot be predicted at this time; credit risk; weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us; weakness in the real estate market, including the secondary residential mortgage loan markets, has adversely affected us and may continue to adversely affect us; weakness in the real estate market may adversely affect our reinsurance subsidiary; as a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on our financial condition and results of operations; changes in market interest rates or capital markets could adversely affect our revenue and expense, the value of assets and obligations, and the availability and cost of capital or liquidity; the fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings; we may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations, and financial condition; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; consumers may decide not to use banks to complete their financial transactions, which could affect net income; we have businesses other than banking which subject us to a variety of risks; hurricanes and other natural disasters may adversely affect loan portfolios and operations and increase the cost of doing business; negative public opinion could damage our reputation and adversely impact our business and revenues; we rely on other companies to provide key components of our business infrastructure; we rely on our systems, employees, and certain counterparties, and certain failures could materially adversely affect our operations; we depend on the accuracy and completeness of information about clients and counterparties; regulation by federal and state agencies could adversely affect our business, revenue, and profit margins; competition in the financial services industry is intense and could result in losing business or reducing margins; future legislation could harm our competitive position; maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services; we may not pay dividends on our common stock; our ability to receive dividends from our subsidiaries accounts for most of our revenue and could affect our liquidity and ability to pay dividends; significant legal actions could subject us to substantial uninsured liabilities; recently declining values of residential real estate, increases in unemployment, and the related effects on local economics may increase our credit losses, which would negatively affect our financial results; deteriorating credit quality, particularly in real estate loans, has adversely impacted us and may continue to adversely impact us; disruptions in our ability to access global capital markets may negatively affect our capital resources and liquidity; any reduction in our credit rating could increase the cost of our funding from the capital markets; we have in the past and may in the future pursue acquisitions, which could affect costs and from which we may not be able to realize anticipated benefits; we depend on the expertise of key personnel, if these individuals leave or change their roles without effective replacements, operations may suffer; we may not be able to hire or retain additional qualified personnel and recruiting and compensation costs may increase as a result of turnover, both of which may increase costs and reduce profitability and may adversely impact our ability to implement our business strategy; our accounting policies and processes are critical to how we report our financial condition and results of operations, and these require us to make estimates about matters that are uncertain; changes to our accounting policies or in accounting standards could materially affect how we report our financial results and condition; our stock price can be volatile; our disclosure controls and procedures may not prevent or detect all errors or acts of fraud; our financial instruments carried at fair value expose us to certain market risks; our revenues derived from our investment securities may be volatile and subject to a variety of risks; we may enter into transactions with off-balance sheet affiliates or our subsidiaries; and we are subject to market risk associated with our asset management and commercial paper conduit businesses.

We are one of the nation’s largest commercial banking organizations and our headquarters are located in Atlanta, Georgia. Our principal banking subsidiary, SunTrust Bank, offers a full line of financial services for consumers and businesses through its branches located primarily in Florida, Georgia, Maryland, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Within our geographic footprint, we operate under four business segments: Retail and Commercial, Corporate and Investment Banking, Wealth and Investment Management, and Household Lending. In addition to traditional deposit, credit, and trust and investment services offered by SunTrust Bank, our other subsidiaries provide mortgage banking, credit-related insurance, asset management, securities brokerage, and capital market services. As of September 30, 2009, we had 1,690 full-service branches, including 305 in-store branches, and continue to leverage technology to provide customers the convenience of banking on the Internet, through 2,807 automated teller machines, and via twenty-four hour telebanking.

The following analysis of our financial performance for the three and nine months ended September 30, 2009 should be read in conjunction with the financial statements, notes to consolidated financial statements and other information contained in this document and our 2008 Annual Report on Form 10-K. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2009 presentation. In Management’s Discussion and Analysis (“MD&A”), net interest income and the net interest margin and efficiency ratios are presented on a fully taxable-equivalent (“FTE”) and annualized basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources. In addition, we present the following metrics excluding goodwill/intangible impairment charges other than mortgage servicing rights (“MSRs”): total noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average diluted common share. We believe the removal of goodwill/intangible impairment charges other than MSRs is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure allows better comparability with prior periods, as well as with peers in the industry who also provide a similar presentation when applicable. Reconcilements for all non-U.S. GAAP measures are provided on pages 60 through 61.

EXECUTIVE OVERVIEW

While many economists have declared the recession to be over or at least abating, the current economic environment continues to adversely impact our financial performance, particularly related to credit which tends to lag economic cycles. We recognize that the beginning of a recovery is just that, a beginning, and history tells us that, looking over the long term, it will take time before economic stabilization meaningfully translates into bottom line results for traditional banks. Asset quality, revenues and ultimately earnings improvement will need time to gain traction and the timing will be largely dependant upon the pace and strength of the recovery, both of which are open questions as of now. Regardless of when economists determine the end of the recession, the economy remains weak, as evidenced by many key economic indicators. Notably, the national unemployment rate increased to 9.8% at September 30, 2009, which is up from 7.2% at the end of 2008, and is predicted to climb to over 10% before ultimately easing. Furthermore, the unemployment rate within many of our markets already exceeds 10%. Additionally, home prices remain depressed or continued to decline in the third quarter in some geographic areas, particularly in some of our more significant markets.

The Federal Reserve and U.S. government have taken steps during the year to strengthen the capital of financial institutions, stimulate lending, and inject liquidity into the financial markets. More recently, the U.S. government and bank regulators are discussing how to reduce their involvement as a financial intermediary in the markets, as the markets have exhibited signs of stability; however, it appears the financial services industry is entering a new phase in its relationship with these regulatory authorities as they discuss new regulations and requirements that will affect our business. As the U.S. economy shows glimpses of recovery, it is uncertain how long the recessionary pressures will continue before a full and sustained recovery may take root. We believe that SunTrust possesses the resources necessary to successfully manage through sustained economic weakness should it occur; however, we are encouraged by some positive core business trends and the prospects of an improving economy.

Despite the challenging economic environment, we remain acutely focused on clients, improving service quality and front-line execution, controlling expenses, and managing risk. During the quarter, we experienced positive trends in many of our businesses. While we continue to work through higher credit costs, soft fee income, and weak loan demand as a result of the economy, we experienced additional deposit growth, improved funding mix, increasing net interest margin, positive fee income growth in certain areas, continued strong expense management, and stable early stage delinquencies and nonperforming loans when compared to the previous quarter. As a result of these positive factors, combined with our enhanced capital position, we believe we are well positioned to deliver improving results as the operating environment improves.

The difficult economic environment during 2009 negatively impacted our financial performance during both the third quarter of 2009 and the year to date period. During the third quarter of 2009, we realized a net loss available to common shareholders of $377.1 million, or $0.76 per common share, and for the nine months ended September 30, 2009, we recorded a net loss of $1.4 billion available to common shareholders, or $3.41 per common share. The net loss during the quarter was primarily a result of increased provisioning for loan and lease losses and $131.3 million, or $0.16 per common share, of market valuation losses on our public debt and related hedges carried at fair value as the credit markets continue to improve and credit spreads narrowed. The nine month period also included a $714.8 million, after tax, or $1.72 per common share, non-cash goodwill impairment charge.

During the second quarter, the federal bank regulatory agencies completed a review, called the Supervisory Capital Assessment Program (“SCAP”) and commonly referred to as the “stress test,” of the capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve announced the results of the SCAP on May 7, 2009. The Federal Reserve advised us that, based on the SCAP review, we presently have and are projected to continue to have Tier 1 capital well in excess of the amount required to be well capitalized through the forecast period under both the baseline scenario and the more adverse-than-expected scenario (“more adverse”) as estimated by the U.S. Treasury. The SCAP’s more adverse scenario represents a hypothetical scenario that involves a recession that is longer and more severe than consensus expectations and results in higher than expected credit losses, but is not a forecast of expected losses or revenues. The Federal Reserve advised us that based on the more adverse scenario that it required us to adjust the composition of our Tier 1 capital by increasing the Tier 1 common equity portion by $2.2 billion. The common equity increase prescribed by the Federal Reserve is necessary to maintain Tier 1 common equity at 4% of risk weighted assets under the more adverse scenario, as specified by a new regulatory standard that was introduced as part of the stress test. This increase satisfied the regulatory request that we have an increased mix of common equity as a percentage of Tier 1 capital, to serve as a buffer against higher losses than generally expected, and allow us to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize.

During the second quarter, in response to the SCAP, we successfully completed our capital plan and initiatives, generating $2.3 billion of capital and exceeding the target of $2.2 billion established by the Federal Reserve. The transactions utilized to raise the capital included the issuance of common stock, the purchase of certain preferred stock and hybrid debt securities, and the sale of Visa Class B shares. These capital raising transactions increased Tier 1 common equity by $2.1 billion and were the driving factor in the increase in our Tier 1 common equity ratio to 7.49% at September 30, 2009 compared to 5.83% at December 31, 2008. During the second quarter, we completed all required capital initiatives and believe that relative to the more adverse scenario additional capital will be achieved through a combination of lower losses and higher earnings than projected by SCAP. As a result of the successful capital plan and initiatives, we have the ability and desire to repay the U.S. government for funds borrowed in the form of preferred stock issued by us under the Troubled Asset Relief Program (“TARP”). However, our repayment of TARP funds is predicated on approval by our primary regulator, the Federal Reserve. For the three and nine months ended September 30, 2009, we declared $60.6 million and $182.1 million, respectively, in dividends payable to the U.S. Treasury. See additional discussion of SCAP and the capital plan and initiatives in the “Capital Resources” section of this MD&A.

Our capital and liquidity remained strong during the quarter, as evidenced by the increase in our capital ratios and growth in deposits. The total average equity to total average assets ratio was 13.03% which was a 61 basis point increase compared to prior quarter and an increase of 262 basis points from the comparable quarter in the prior year. Our Tier 1 common equity ratio improved to 7.49% from 5.83% at December 31, 2008. In addition, our Tier 1 capital ratio increased to 12.58% which is a 171 basis point increase from 10.87% at December 31, 2008. These improvements were the result of the capital raised during the second quarter of 2009, as well as lower risk weighted assets from a reduction in loans and unfunded commitments. We also have substantial available liquidity as the inflows of high quality deposits have largely been retained in cash and invested in high quality government-backed securities. See additional discussion of our capital and liquidity position in the “Capital Resources” and “Liquidity Risk” sections of this MD&A.

In the third quarter, average loans declined $4.3 billion, or 3.5%, compared to the second quarter and have declined $7.8 billion, or 6.1%, since the fourth quarter of 2008. Our aggressive effort to reduce exposure to construction lending continued in the third quarter, as evidenced by the 15.9% decline in average quarterly balances versus the previous quarter and the 48.4% decline compared to the third quarter of last year. The majority of the overall decline in loans, though, is coming from the commercial loan category which declined over $3 billion, or 8.3%, during the third quarter. This reduction continued the trend of declining line of credit utilization among our mid-size and larger corporate clients due to improved access to capital markets and lower working capital needs. For example, our large corporate client line utilization has dropped from an average of 34% in the fourth quarter of last year to 26% during the third quarter of 2009. The decline in the remaining loan categories is primarily due to weak loan demand as a result of the economic environment, which has caused clients to be focused on capital preservation and an allocation of excess funds for debt reduction. We remain focused on extending credit to qualified borrowers as businesses and consumers work through the current economic downturn. Despite this reduction, new loan originations, commitments, and renewals of commercial and consumer loans were approximately $22 billion during the quarter and $72 billion year to date, with residential mortgage originations leading the way.

During the third quarter, we increased our holdings of U.S. Treasury and agency securities by over $4 billion in light of the increased liquidity from higher deposits and lower loan balances. In addition, agency mortgage-backed securities (“MBS”) declined by approximately $2 billion. This decline was related to sales later in the third quarter where we had the opportunity to manage the portfolio’s duration by selling bonds at a gain and repositioning the MBS portfolio into securities that we believe have higher relative value. As a result of the securities sales, we realized $55.7 million in gains during the quarter. Since quarter end, we have purchased agency MBS to replace the securities sold and we will continue to look for additional opportunities in the fourth quarter.

During the third quarter, we continued to see an increase, albeit at a moderating rate, in average consumer and commercial deposits of $1.0 billion, or 0.8%, bringing the total average increase since the fourth quarter of 2008 to $12.2 billion, or 12.0%. Growth has occurred in all deposit products with money market and demand deposit accounts increasing the most. This record level of deposits was driven by the industry-wide trend of clients seeking the security of bank deposits; however, we believe our improved products and pricing, enhanced client service, and the “Live Solid. Bank Solid.” brand advertising specifically assisted us in attracting new clients and expanding existing relationships. Further, through an intense focus on improved execution, we have been successful in improving client satisfaction, acquisition, and retention. Additionally, as a result of the increase in these core deposits, we have been able to reduce our exposure to foreign deposits and higher-cost brokered deposits by $2.3 billion, or 28.8%, since year end. While we witnessed solid growth in core deposits during the first nine months of 2009, it appears to have moderated considerably in the third quarter, causing us to believe that it may further moderate going forward as the economy improves. Despite the moderation in total deposit growth, the mix of deposits continues to shift towards lower cost transaction accounts.

The allowance for loan losses increased $673.0 million from year end, increasing to 2.61% of total loans, up 75 basis points from year end, due to an increase in provisioning as a result of further deterioration in the housing market coupled with the decline in total loans. Compared to the previous quarter, the allowance for loan losses increased $128.0 million, which compares favorably to the $161.0 million, $384.0 million, and $410.0 million increase recognized over the previous three quarters. While consumer-related early stage delinquencies remained stable, loss severities related to the underlying residential properties continued to increase. The provision for loan losses was $1.1 billion during the quarter, which is a 17.8% increase when compared to the second quarter and a 14.1% increase compared to the first quarter. Net charge-offs increased to $1.0 billion in the third quarter of 2009 compared to $801.2 million in the second quarter and $610.1 million in the first quarter. The majority of our credit losses relate to loans secured by residential real estate. However, we are seeing some signs of weakness in our commercial client base related to stress on their revenues and overall profitability, particularly those in cyclical industries that are more directly impacted by the current recessionary conditions. The increase in net charge-offs during the quarter was primarily related to large corporate borrowers in economically cyclical industries, residential mortgages, and the resolution of loan workouts related to the home builder portfolio. Annualized net charge-offs during the quarter were 3.33% of average loans, up from 2.59% in the second quarter, and 1.97% in the first quarter. While net charge-offs remain elevated, early stage delinquencies have decreased in almost all loan categories in the past three quarters relative to their peak at year end. We continue to employ extensive loan workout programs that are designed to help clients stay in their homes by re-working residential mortgages and home equity loans to achieve payment structures that borrowers can afford. We have implemented numerous loss mitigation efforts and are working to effectively manage elevated levels of nonperforming loans. Our nonperforming loans decreased $59.6 million and accruing restructured loans increased $418.6 million from prior quarter, but both remain elevated from year end levels as a result of the continued recessionary environment. The decrease in nonperforming loans, the first quarterly decrease since the credit crisis began in 2007, was mainly due to a reduction in nonaccrual commercial loans as the result of charge-offs recognized during the quarter and the transfer of certain loans out of nonaccrual due to improved performance. While not a primary driver of the improvement, our proactive mortgage loan modification programs have had a positive influence on these delinquency and nonperforming loan trends. The increase in restructured loans is due to us taking proactive steps to responsibly modify loans in order to mitigate loss exposure to borrowers experiencing financial difficulty. See additional discussion of credit and asset quality in the “Loans”, “Allowance for Loan and Lease Losses”, “Provision for Loan Losses”, and “Nonperforming Assets” sections of this MD&A.

Overall, revenue remained soft with stable net interest income and lower noninterest income. Net interest income, on a fully taxable equivalent basis, increased $47.1 million, or 4.2%, compared to the second quarter, and it has increased 6.9% from the first quarter. The increase is due to lower deposit pricing and improved funding mix as a result of increased core deposits that facilitated a reduction in higher cost deposits and long-term debt. As a result, our net interest margin increased to 3.10% from 2.94% in the second quarter and 2.87% during the first quarter. In the fourth quarter, loan and deposit pricing are the primary opportunities to generate margin expansion, while the primary risks relate to the possibility that nonperforming assets will rise and loan demand will remain sluggish. Noninterest income declined $296.6 million, or 27.7%, from the second quarter, most notably due to gains on the sale of Visa shares as well as recovery of previously impaired MSRs, both of which occurred in the second quarter. In addition, mortgage production income has declined from the previous two quarter record highs as a result of a 43% decline in loan applications and a 31% decline in loan production. However, over one-half of the decline in loan production income is due to an increase in estimated losses recorded related to the potential repurchase of certain mortgage loans that had previously been sold to third parties, as the volume of claims and anticipated loss severity has increased. However, despite the decrease from prior quarter in mortgage-related income, we witnessed a second consecutive quarter of revenue improvement in our core business revenues as seen in deposit service charges, card fees, trust and investment management income, investment banking, and other charges and fees. Noninterest expense declined $99.1 million, or 6.5%, from the second quarter primarily as a result of the FDIC special assessment recorded in the second quarter that did not recur in the third quarter. When excluding the $751.2 million non-cash goodwill impairment charge recorded in the first quarter of 2009 and the $78.2 million FDIC special assessment recorded in the second quarter of 2009, noninterest expense decreased in the nine month period compared to the comparable period in the prior year, primarily due to our vigilance on expense management. See additional discussion of our financial performance in the “Consolidated Financial Results” section of this MD&A.

Selected Quarterly Financial Data	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share data) (Unaudited)	2009	2008	2009	2008
Summary of Operations
Interest, fees and dividend income	$1,657.5	$2,017.3	$5,080.1	$6,342.0
Interest expense	520.0	871.1	1,790.9	2,899.2

Net interest income	1,137.5	1,146.2	3,289.2	3,442.8
Provision for loan losses	1,133.9	503.7	3,090.2	1,511.7

Net interest income after provision for loan losses	3.6	642.5	199.0	1,931.1
Noninterest income	775.0	1,285.2	2,968.0	3,755.7
Noninterest expense	1,428.9	1,665.3	5,108.9	4,292.9

Income/(loss) before provision/(benefit) for income taxes	(650.3)	262.4	(1,941.9)	1,393.9
Net income attributable to noncontrolling interest	2.7	2.8	9.5	8.9
Provision/(benefit) for income taxes	(336.1)	(52.8)	(635.8)	241.6

Net income/(loss)	($316.9)	$312.4	($1,315.6)	$1,143.4

Net income/(loss) available to common shareholders	($377.1)	$304.4	($1,417.0)	$1,115.9

Net interest income - FTE	$1,168.2	$1,175.7	$3,382.2	$3,528.5
Total revenue - FTE	1,943.2	2,460.9	6,350.2	7,284.2
Total revenue - FTE excluding securities (gains)/losses, net [5]	1,896.5	2,287.9	6,325.0	6,622.0

Net income per average common share:
Diluted	(0.76)	0.87	(3.41)	3.19
Diluted excluding goodwill/intangible impairment charges	(0.76)	0.87	(1.69)	3.27
Basic	(0.76)	0.87	(3.41)	3.20
Dividends paid per average common share	0.01	0.77	0.21	2.31
Book value per common share	36.06	49.64
Tangible book value per common share [7]	23.35	29.18
Market price:
High	24.43	64.00	30.18	70.00
Low	14.50	25.60	6.00	25.60
Close	22.55	44.99	22.55	44.99

Selected Average Balances
Total assets	$172,463.2	$173,888.5	$175,914.9	$175,445.7
Earning assets	149,579.4	152,319.8	152,364.6	152,601.1
Loans	119,796.2	125,642.0	123,064.1	124,702.4
Consumer and commercial deposits	114,486.4	100,199.8	111,868.5	101,028.7
Brokered and foreign deposits	5,192.9	15,799.8	6,398.0	15,446.8
Total shareholders’ equity	22,467.9	18,097.4	22,254.2	18,161.6

Average common shares - diluted (thousands)	494,169	350,970	415,444	349,613
Average common shares - basic (thousands)	494,169	349,916	415,444	348,409

Financial Ratios (Annualized)
Return on average total assets	(0.73)%	0.71%	(1.00)%	0.87%
Return on average assets less net unrealized securities gains [3]	(0.83)	0.45	(1.05)	0.53
Return on average common shareholders’ equity	(8.52)	6.88	(11.06)	8.44
Return on average realized common shareholders’ equity [4]	(9.70)	4.45	(11.91)	5.43
Net interest margin	3.10	3.07	2.97	3.09

Efficiency ratio [1]	73.53	67.67	80.45	58.93
Tangible efficiency ratio [2]	72.82	66.92	67.94	57.51
Total average shareholders’ equity to average assets	13.03	10.41	12.65	10.35
Tangible equity to tangible assets [6]	9.96	6.47

Capital Adequacy
Tier 1 common equity	7.49%	6.02%
Tier 1 capital	12.58	8.15
Total capital	15.92	11.16
Tier 1 leverage	11.08	7.98

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2009	2008	2009	2008
Reconcilement of Non U.S. GAAP Financial Measures
Net income/(loss)	($316.9)	$312.4	($1,315.6)	$1,143.4
Securities (gains)/losses, net of tax	(29.0)	(107.3)	(15.6)	(410.6)

Net income /(loss) excluding net securities (gains)/losses	(345.9)	205.1	(1,331.2)	732.8
Coke stock dividend, net of tax	(10.9)	(10.1)	(32.8)	(39.6)

Net income/(loss) excluding net securities (gains)/losses and Coke stock dividend	(356.8)	195.0	(1,364.0)	693.2
Preferred dividends, Series A	(1.8)	(5.1)	(12.4)	(17.2)
U.S. Treasury preferred dividends	(66.4)	-	(199.3)	-
Distributed and undistributed earnings on unvested shares	3.1	(2.9)	16.0	(10.2)
Gain on purchase of Series A preferred stock	4.9	-	94.3	-

Net income/(loss) available to common shareholders excluding net securities (gains)/losses and the Coke stock dividend	($417.0)	$187.0	($1,465.4)	$665.8

Efficiency ratio [1]	73.53%	67.67%	80.45%	58.93%
Impact of excluding amortization/impairment of goodwill/intangible assets other than MSRs	(0.71)	(0.75)	(12.51)	(1.42)

Tangible efficiency ratio [2]	72.82%	66.92%	67.94%	57.51%

Total average assets	$172,463.2	$173,888.5	$175,914.9	$175,445.7
Average net unrealized securities gains	(1,607.3)	(1,526.4)	(1,486.0)	(2,090.1)

Average assets less net unrealized securities gains	$170,855.9	$172,362.1	$174,428.9	$173,355.6

Total average common shareholders’ equity	$17,556.4	$17,597.4	$17,134.9	$17,661.6
Average accumulated other comprehensive income	(504.0)	(871.4)	(690.0)	(1,296.2)

Total average realized common shareholders’ equity	$17,052.4	$16,726.0	$16,444.9	$16,365.4

Return on average total assets	(0.73)%	0.71%	(1.00)%	0.87%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(0.10)	(0.26)	(0.05)	(0.34)

Return on average total assets less net unrealized securities gains [3]	(0.83)%	0.45%	(1.05)%	0.53%

Return on average common shareholders’ equity	(8.52)%	6.88%	(11.06)%	8.44%
Impact of excluding net realized and unrealized securities (gains)/losses and the Coke stock dividend	(1.18)	(2.43)	(0.85)	(3.01)

Return on average realized common shareholders’ equity [4]	(9.70)%	4.45%	(11.91)%	5.43%

Net interest income	$1,137.5	$1,146.2	$3,289.2	$3,442.8
FTE adjustment	30.7	29.5	93.0	85.7

Net interest income - FTE	1,168.2	1,175.7	3,382.2	3,528.5
Noninterest income	775.0	1,285.2	2,968.0	3,755.7

Total revenue - FTE	1,943.2	2,460.9	6,350.2	7,284.2
Securities (gains)/losses, net	(46.7)	(173.0)	(25.2)	(662.2)

Total revenue - FTE excluding securities (gains)/losses, net [5]	$1,896.5	$2,287.9	$6,325.0	$6,622.0

Total shareholders’ equity	$22,908.3	$18,069.4
Goodwill, net of deferred taxes	(6,204.9)	(7,062.8)
Other intangible assets including MSRs, net of deferred taxes	(1,559.8)	(1,328.1)
MSRs	1,422.7	1,150.0

Tangible equity	16,566.3	10,828.5

Total assets	$172,717.7	$174,776.8
Goodwill	(6,314.4)	(7,062.8)
Other intangible assets including MSRs	(1,604.1)	(1,390.0)
MSRs	1,422.7	1,150.0

Tangible assets	$166,221.9	$167,474.0

Tangible equity to tangible assets [6]	9.96%	6.47%
Tangible book value per common share [7]	$23.35	$29.18

Selected Quarterly Financial Data, continued	Table 1

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2009	2008	2009	2008
Reconcilement of Non U.S. GAAP Financial Measures
Total noninterest expense	$1,428.9	$1,665.3	$5,108.9	$4,292.9
Goodwill/intangible impairment charges other than MSRs	-	-	751.2	45.0

Total noninterest expense excluding goodwill/intangible impairment charges other than MSRs[8]	$1,428.9	1,665.3	$4,357.7	4,247.9

Net income/(loss)	($316.9)	$312.4	($1,315.6)	$1,143.4
Goodwill/intangible impairment charges other than MSRs, after tax	-	-	723.9	27.3

Net income/(loss) excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($316.9)	$312.4	($591.7)	$1,170.7

Net income/(loss) available to common shareholders	($377.1)	$304.4	($1,417.0)	$1,115.9
Goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	-	714.8	27.0

Net income/(loss) available to common shareholders excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($377.1)	$304.4	($702.2)	$1,142.9

Net income/(loss) per average common share, diluted	($0.76)	$0.87	($3.41)	$3.19
Impact of excluding goodwill/intangible impairment charges other than MSRs attributable to common shareholders, after tax	-	-	1.72	0.08

Net income/(loss) per average diluted common share, excluding goodwill/intangible impairment charges other than MSRs, after tax[8]	($0.76)	$0.87	($1.69)	$3.27

1 Computed by dividing noninterest expense by total revenue - FTE. The efficiency ratios are presented on an FTE basis. The FTE basis adjusts for the tax-favored status of net interest income from certain loans and investments. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

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

4 Computed by dividing annualized net income available to common shareholders, excluding tax effected net securities gains/losses and the Coke stock dividend, by average realized common shareholders’ equity. The Company believes that the return on average realized common shareholders’ equity is more indicative of the Company’s return on equity because the excluded equity relates primarily to the holding of a specific security.

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

7 SunTrust presents a tangible book value per common share that excludes the after-tax impact of purchase accounting intangible assets and also excludes preferred stock from tangible equity. The Company believes this measure is useful to investors because, by removing the effect of intangible assets that result from merger and acquisition activity as well as preferred stock (the level of which may vary from company to company), it allows investors to more easily compare the Company’s book value on common stock to other companies in the industry. This measure is also used by management to analyze capital adequacy.

8 SunTrust presents noninterest expense, net income/(loss), net income/(loss) available to common shareholders, and net income/(loss) per average common diluted share that excludes the impairment charge on goodwill. The Company believes this measure is useful to investors, because removing the non-cash impairment charge provides a more representative view of normalized operations and the measure also allows better comparability with peers in the industry who also provide a similar presentation when applicable. In addition, management uses this measure internally to analyze performance.

							Table 2

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid

	Three Months Ended						Increase/(Decrease) From Prior Year Quarter
	September 30, 2009			September 30, 2008
(Dollars in millions; yields on taxable- equivalent basis) (Unaudited)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Yields/ Rates
Assets
Loans:[1]
Real estate 1-4 family	$28,397.5	$423.7	5.97%	$31,486.5	$494.0	6.28%	($3,089.0)	(0.31)%
Real estate construction	5,420.5	45.0	3.29	10,501.9	130.0	4.92	(5,081.4)	(1.63)
Real estate home equity lines	15,611.3	130.8	3.32	15,424.4	193.0	4.98	186.9	(1.66)
Real estate commercial	15,820.4	161.7	4.05	14,138.6	193.4	5.44	1,681.8	(1.39)
Commercial - FTE[2]	35,410.1	452.9	5.07	38,064.4	508.5	5.32	(2,654.3)	(0.25)
Credit card	989.9	18.6	7.53	859.7	9.4	4.36	130.2	3.17
Consumer - direct	5,042.1	49.4	3.89	4,705.0	62.9	5.32	337.1	(1.43)
Consumer - indirect	6,616.9	105.6	6.33	7,152.3	114.0	6.34	(535.4)	(0.01)
Nonaccrual and restructured	6,487.5	9.6	0.59	3,309.2	7.4	0.88	3,178.3	(0.29)

Total loans[1]	119,796.2	1,397.3	4.63	125,642.0	1,712.6	5.42	(5,845.8)	(0.79)
Securities available for sale:
Taxable	19,568.0	196.3	4.01	11,944.2	174.4	5.84	7,623.8	(1.83)
Tax-exempt - FTE[2]	979.0	13.3	5.44	1,017.2	15.5	6.07	(38.2)	(0.63)

Total securities available for sale - FTE[2]	20,547.0	209.6	4.08	12,961.4	189.9	5.86	7,585.6	(1.78)
Funds sold and securities purchased under agreements to resell	695.2	0.4	0.22	1,649.7	7.5	1.79	(954.5)	(1.57)
Loans held for sale	5,100.8	57.3	4.49	4,459.3	65.0	5.82	641.5	(1.33)
Interest-bearing deposits	25.8	0.1	0.51	28.0	0.2	2.81	(2.2)	(2.30)
Interest earning trading assets	3,414.3	23.6	2.74	7,579.4	71.6	3.76	(4,165.1)	(1.02)

Total earning assets	149,579.3	1,688.3	4.48	152,319.8	2,046.8	5.35	(2,740.5)	(0.87)
Allowance for loan and lease losses	(2,842.7)			(2,035.8)			(806.9)
Cash and due from banks	3,507.8			2,918.1			589.7
Other assets	17,485.0			17,120.7			364.3
Noninterest earning trading assets	3,126.5			2,039.3			1,087.2
Unrealized gains on securities available for sale, net	1,607.3			1,526.4			80.9

Total assets	$172,463.2			$173,888.5			($1,425.3)

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$23,956.2	$23.8	0.39%	$20,501.5	$55.9	1.08%	$3,454.7	(0.69)%
Money market accounts	32,505.4	70.4	0.86	26,897.1	122.5	1.81	5,608.3	(0.95)
Savings	3,732.9	3.0	0.32	3,770.9	3.8	0.40	(38.0)	(0.08)
Consumer time	16,734.6	118.0	2.80	16,282.1	144.2	3.52	452.5	(0.72)
Other time	13,041.3	94.2	2.86	11,868.3	106.8	3.58	1,173.0	(0.72)

Total interest-bearing consumer and commercial deposits	89,970.4	309.4	1.36	79,319.9	433.2	2.17	10,650.5	(0.81)
Brokered deposits	4,706.0	25.5	2.12	10,693.5	90.8	3.32	(5,987.5)	(1.20)
Foreign deposits	486.9	0.1	0.11	5,106.3	21.9	1.68	(4,619.4)	(1.57)

Total interest-bearing deposits	95,163.3	335.0	1.40	95,119.7	545.9	2.28	43.6	(0.88)
Funds purchased	1,521.7	0.7	0.18	2,658.5	12.3	1.80	(1,136.8)	(1.62)
Securities sold under agreements to repurchase	2,043.1	0.8	0.15	4,971.7	19.1	1.50	(2,928.6)	(1.35)
Interest-bearing trading liabilities	414.1	4.7	4.46	994.5	8.8	3.53	(580.4)	0.93
Other short-term borrowings	1,606.8	2.9	0.73	2,521.0	11.2	1.77	(914.2)	(1.04)
Long-term debt	18,388.6	176.0	3.80	22,419.4	273.8	4.86	(4,030.8)	(1.06)

Total interest-bearing liabilities	119,137.6	520.1	1.73	128,684.8	871.1	2.69	(9,547.2)	(0.96)
Noninterest-bearing deposits	24,516.0			20,879.9			3,636.1
Other liabilities	4,384.6			4,845.6			(461.0)
Noninterest-bearing trading liabilities	1,957.1			1,380.8			576.3
Shareholders’ equity	22,467.9			18,097.4			4,370.5

Total liabilities and shareholders’ equity	$172,463.2			$173,888.5			($1,425.3)

Interest Rate Spread			2.75%			2.66%		0.09%

Net Interest Income - FTE[3]		$1,168.2			$1,175.7

Net Interest Margin[4]			3.10%			3.07%		0.03%

1Interest income includes loan fees of $32.3 million and $33.5 million in the three month periods ended September 30, 2009 and September 30, 2008, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $30.7 million and $29.5 million in the three month periods ended September 30, 2009 and September 30, 2008, respectively.

3Derivative instruments used to help balance our interest sensitivity position increased net interest income by $138.0 million and $53.8 million in the three month periods ended September 30, 2009 and September 30, 2008, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Consolidated Daily Average Balances, Income/Expense and Average Yields Earned and Rates Paid, continued

	Nine Months Ended
	September 30, 2009			September 30, 2008			Increase/(Decrease) From
	Average	Income/	Yields/	Average	Income/	Yields/	Prior Year
(Dollars in millions; yields on taxable-equivalent basis) (Unaudited)	Balances	Expense	Rates	Balances	Expense	Rates	Average Balances	Yields/Rates
Assets
Loans:[1]
Real estate 1-4 family	$29,237.9	$1,312.2	5.98%	$32,011.4	$1,522.3	6.34%	($2,773.5)	(0.36)%
Real estate construction	6,408.1	157.6	3.29	11,471.1	469.2	5.46	($5,063.0)	(2.17)
Real estate home equity lines	15,774.6	394.2	3.34	15,004.0	623.0	5.55	$770.6	(2.21)
Real estate commercial	15,646.4	483.0	4.13	13,711.0	587.5	5.72	$1,935.4	(1.59)
Commercial - FTE[2]	37,722.0	1,365.2	4.84	37,349.0	1,549.1	5.54	$373.0	(0.70)
Credit card	980.0	54.1	7.36	816.9	17.7	2.88	$163.1	4.48
Consumer - direct	5,111.0	156.3	4.09	4,384.8	188.9	5.75	$726.2	(1.66)
Consumer - indirect	6,579.9	314.0	6.38	7,410.7	350.2	6.31	($830.8)	0.07
Nonaccrual and restructured	5,604.2	24.6	0.59	2,543.5	20.3	1.07	$3,060.7	(0.48)

Total loans	123,064.1	4,261.2	4.63	124,702.4	5,328.2	5.71	($1,638.3)	(1.08)
Securities available for sale:
Taxable	17,484.7	582.4	4.44	11,933.6	547.2	6.11	$5,551.1	(1.67)
Tax-exempt - FTE[2]	1,019.8	41.9	5.47	1,048.6	47.9	6.09	($28.8)	(0.62)

Total securities available for sale - FTE	18,504.5	624.3	4.50	12,982.2	595.1	6.11	$5,522.3	(1.61)
Funds sold and securities purchased under agreements to resell	827.2	1.9	0.30	1,436.7	23.2	2.12	($609.5)	(1.82)
Loans held for sale	5,664.7	191.5	4.51	5,487.4	236.4	5.74	$177.3	(1.23)
Interest-bearing deposits	25.6	0.2	1.09	23.8	0.7	3.63	$1.8	(2.54)
Interest earning trading assets	4,278.4	94.0	2.94	7,968.6	244.1	4.09	($3,690.2)	(1.15)

Total earning assets	152,364.5	5,173.1	4.54	152,601.1	6,427.7	5.63	($236.6)	(1.09)
Allowance for loan and lease losses	(2,627.7)			(1,753.6)			($874.1)
Cash and due from banks	3,895.5			3,051.1			$844.4
Other assets	17,256.3			17,127.7			$128.6
Noninterest earning trading assets	3,540.3			2,329.3			$1,211.0
Unrealized gains on securities available for sale	1,486.0			2,090.1			($604.1)

Total assets	$175,914.9			$175,445.7			$469.2

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
NOW accounts	$22,666.0	$76.2	0.45%	$21,411.7	$220.3	1.37%	$1,254.3	(0.92)%
Money market accounts	31,036.2	252.2	1.09	26,093.5	394.0	2.02	$4,942.7	(0.93)
Savings	3,613.8	7.6	0.28	3,875.3	13.4	0.46	($261.5)	(0.18)
Consumer time	17,112.0	387.6	3.03	16,678.4	497.2	3.98	$433.6	(0.95)
Other time	13,461.9	307.7	3.06	12,022.7	366.6	4.07	$1,439.2	(1.01)

Total interest-bearing consumer and commercial deposits	87,889.9	1,031.3	1.57	80,081.6	1,491.5	2.49	$7,808.3	(0.92)
Brokered deposits	6,000.3	126.1	2.77	11,013.9	307.2	3.66	($5,013.6)	(0.89)
Foreign deposits	397.7	0.4	0.13	4,432.9	74.8	2.22	($4,035.2)	(2.09)

Total interest-bearing deposits	94,287.9	1,157.8	1.64	95,528.4	1,873.5	2.62	($1,240.5)	(0.98)
Funds purchased	1,751.4	2.7	0.20	2,778.4	47.6	2.25	($1,027.0)	(2.05)
Securities sold under agreements to repurchase	2,658.1	3.9	0.20	5,414.9	76.0	1.84	($2,756.8)	(1.64)
Interest-bearing trading liabilities	507.7	15.7	4.14	852.8	21.5	3.36	($345.1)	0.78
Other short-term borrowings	3,037.8	11.7	0.52	2,685.8	47.1	2.34	$352.0	(1.82)
Long-term debt	20,936.5	599.1	3.83	22,508.5	833.5	4.95	($1,572.0)	(1.12)

Total interest-bearing liabilities	123,179.4	1,790.9	1.94	129,768.8	2,899.2	2.98	($6,589.4)	(1.04)
Noninterest-bearing deposits	23,978.7			20,947.1			$3,031.6
Other liabilities	4,410.2			5,040.1			($629.9)
Noninterest-bearing trading liabilities	2,092.4			1,528.2			$564.2
Shareholders’ equity	22,254.2			18,161.5			$4,092.7

Total liabilities and shareholders’ equity	$175,914.9			$175,445.7			$469.2

Interest Rate Spread			2.60%			2.65%		(0.05)%

Net Interest Income - FTE[3]		$3,382.2			$3,528.5

Net Interest Margin[4]			2.97%			3.09%		(0.12)%

1Interest income includes loan fees of $102.9 million and $99.7 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Nonaccrual loans are included in average balances and income on such loans, if recognized, is recorded on a cash basis.

2Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 35% and, where applicable, state income taxes to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table aggregated $93.0 million and $85.7 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

3The Company obtained derivative instruments to manage the Company’s interest-sensitivity position that increased net interest income $331.7 million and $134.4 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

4The net interest margin is calculated by dividing annualized net interest income – FTE by average total earning assets.

Net Interest Income/Margin

Fully taxable-equivalent net interest income was $1,168.2 million for the third quarter of 2009, a decrease of $7.5 million, or 0.6%, from the third quarter of 2008. Net interest margin increased 3 basis points from 3.07% in the third quarter of 2008 to 3.10% in the current period, as earning assets decreased $2.7 billion. Earning asset yields declined 87 basis points from 5.35% to 4.48%, while the cost of interest-bearing liabilities decreased 96 basis points. On a sequential quarter basis, net interest margin increased 16 basis points from 2.94% in the quarter ended June 30, 2009. Yields on earning assets declined 4 basis points from 4.52% in the second quarter of 2009, while the cost of interest-bearing liabilities decreased 23 basis points from 1.96%. The improvement in the margin on a sequential quarter basis was the result of improved deposit pricing and funding mix, increased core deposits, and decreased broker deposits and long-term debt. Loan and deposit pricing are the primary opportunities to generate additional margin expansion in the fourth quarter of 2009, while the primary risks relate to the possibility that nonperforming assets will rise and loan demand will remain sluggish.

During the third quarter of 2009, average available for sale securities were up by $3.1 billion, or 17.5%, over the previous quarter. Further, $3.0 billion of floating rate commercial loans were swapped to fixed rate. The purpose of these actions was to partially offset the $4.3 million, or 3.5% decline, during the current quarter in average loans which occurred largely in commercial loans as demand remained weak. The reduction in interest income from this decline in average loans was offset by a reduction in our cost of funds due to an increase in consumer and commercial deposits, as well as an improved mix in client deposits, which enabled a significant reduction in higher cost long-term debt and brokered deposits.

Average earning assets decreased $2.7 billion, or 1.8%, from the third quarter of 2008. Average loans decreased $5.8 billion, or 4.7%. The decline is attributable to a $5.1 billion, or 48.4%, reduction in real estate construction loans, a $3.1 billion, or 9.8%, reduction in real estate 1-4 family residential loans, and a $2.7 billion, or 7.0%, reduction in commercial loans. The decreases in real estate construction, 1-4 family residential loans and commercial loans were partially offset by increases in the commercial real estate loan portfolio of $1.7 billion, or 11.9%, as well as a $3.2 billion, or 96.0%, increase in nonperforming and restructured loans. Average loans held for sale were $5.1 billion during the third quarter of 2009, an increase of $641.5 million, or 14.4%, from the prior year period. The increase in loans held for sale occurred as a result of a 42.0% increase in mortgage loan production. Average securities available for sale increased $7.6 billion, or 58.5%, from the third quarter of 2008 due to a $4.7 billion increase in mortgage-backed securities and a $2.7 billion increase in U.S. Treasury and agency securities, while interest earning trading assets declined by $4.2 billion, or 55.0%. Despite the decline in trading assets, we have continued to actively use this portfolio as part of our overall asset/liability management; however, the size and nature of trading securities will fluctuate over various economic cycles.

Average consumer and commercial deposits increased $14.3 billion, or 14.3%, in the third quarter of 2009 compared to the third quarter of 2008. This growth consisted of increases of $5.6 billion, or 20.9%, in money market accounts, $3.6 billion, or 17.4%, in demand deposits, $3.5 billion, or 16.9%, in NOW accounts, and $1.6 billion, or 5.8%, in time deposits. Deposit growth was the result of marketing campaigns, competitive pricing, and clients’ increased preference for the security of insured deposit products. However, a portion of the deposit growth is related to the industry-wide flight to safety, seasonality, and reduced client demand for sweep accounts due to the low interest rate environment. The overall growth in consumer and commercial deposits allowed for a reduction in other funding sources, including $6.0 billion of brokered deposits, $4.6 billion of foreign deposits, $4.0 billion of long-term debt, $2.9 billion of securities sold under agreements to repurchase, and $1.1 billion of federal funds purchased. Overall, average interest-bearing liabilities declined $9.5 billion, or 7.4%. We continue to pursue deposit growth initiatives to increase our presence in specific markets within our footprint. Competition for deposits remains strong, and as a result, deposit pricing pressure remains across our footprint. Despite these challenging market conditions, we have used a combination of regional and product-specific pricing initiatives to balance margin and volume, while still growing our average deposit balances. We continue to believe that we are also benefiting from a number of actions taken to improve marketplace awareness and client service. The “Live Solid. Bank Solid.” branding campaign continues to be very well received and we believe it is helping drive client acquisition. We also continue to refine pricing tactics to be competitive while maintaining deposit rates that are attractive to our clients.

The third quarter of 2009 interest rate environment was characterized by lower rates, yet a steeper yield curve versus the third quarter of 2008. More specifically, the Fed funds target rate averaged 0.25%, a decrease of 175 basis points, the Prime rate averaged 3.25%, a decrease of 175 basis points, one-month LIBOR averaged 0.27%, a decrease of 235 basis points, three-month LIBOR averaged 0.41%, a decrease of 250 basis points, five-year swaps averaged 2.85%, a decrease of 123 basis points, and ten-year swaps averaged 3.72%, a decrease of 83 basis points. Rates paid on deposits, our most significant funding source, tend to track movements in one-month LIBOR, while our fixed rate loan yields tend to track movements in the five-year swap rate. However, due to the competition and customer demands surrounding deposits, deposit pricing has reached an effective floor in some products, as evidenced by the 81 basis point decline in the average rate paid on consumer and commercial deposits versus the 235 basis point decline noted in one-month LIBOR.

For the first nine months of 2009, net interest income was $3,382.2 million, a decrease of $146.3 million, or 4.1%, from the first nine months of 2008. Average earning assets decreased $236.6 million, or 0.2%, during the first nine months of 2009 compared to the year earlier period. The $3.7 billion decrease in interest earning trading assets was offset by a $5.5 billion increase in securities available for sale, primarily mortgage-backed securities. The earning asset yield declined 109 basis points from 5.63% for the first nine months ended September 30, 2008 to 4.54% for the nine months ended September 30, 2009, primarily as the result of the loss of income on nonperforming loans coupled with the decline in market interest rates. The cost of interest-bearing liabilities over the same period decreased 104 basis points. This resulted in the net interest margin decreasing 12 basis points from the nine months ended 2008 to the same period in 2009.

Average consumer and commercial deposits increased $10.8 billion, or 10.7%, from the nine month period ended September 30, 2008 to the nine month period ended September 30, 2009. Increases of $4.9 billion, or 18.9%, in money market accounts, $3.0 billion, or 14.5%, in demand deposits, $1.3 billion, or 5.9%, in NOW accounts, and $1.9 billion, or 6.5%, in time deposits contributed to the growth in deposits. Factors in the year over year increase were the same as those for the increase from the third quarter of 2008 to the third quarter of 2009.

Foregone interest income from nonperforming loans reduced net interest margin by 24 basis points for the third quarter of 2009 and 21 basis points in the first nine months of 2009, as average nonaccrual loans increased $2.4 billion, or 74.2%, and $2.4 billion, or 97.8%, from the three and nine month periods ended September 30, 2008, respectively. This reduced net interest margin by 15 and 12 basis points, respectively, for the three and nine month periods ended September 30, 2008. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Loan and Lease Losses”, “Provision for Loan Losses”, and “Nonperforming Assets” sections of this MD&A. Table 2 contains more detailed information concerning average balances, yields earned, and rates paid.

Noninterest Income						Table 3
	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions) (Unaudited)	2009	2008	Change	2009	2008	Change
Service charges on deposit accounts	$219.1	$240.2	(8.8)%	$635.7	$682.4	(6.8)%
Other charges and fees	133.4	128.8	3.6	385.6	385.6	-
Trust and investment management income	118.9	147.5	(19.4)	351.9	465.9	(24.5)
Card fees	82.4	78.1	5.5	238.5	230.5	3.5
Investment banking income	75.3	62.2	21.1	211.9	178.6	18.6
Mortgage servicing related income	60.2	62.7	(4.0)	283.2	124.3	127.8
Mortgage production related income	28.1	50.0	(43.8)	444.0	199.1	123.0
Retail investment services	51.4	72.8	(29.4)	163.5	218.8	(25.3)
Trading account profits/(losses) and commissions	(86.9)	121.1	(171.8)	(9.6)	100.0	(109.6)
Gain from ownership in Visa	-	-	-	112.1	86.3	29.9
Gain on sale of businesses	-	81.8	(100.0)	-	200.9	(100.0)
Net gain on sale/leaseback of premises	-	-	-	-	37.0	(100.0)
Other income	46.5	67.0	(30.6)	126.0	184.1	(31.6)
Net securities gains	46.7	173.0	(73.0)	25.2	662.2	(96.2)

Total noninterest income	$775.1	$1,285.2	(39.7)%	$2,968.0	$3,755.7	(21.0)%

Noninterest Income

Noninterest income decreased $510.1 million, or 39.7%, during the third quarter of 2009, compared to the third quarter of 2008 and decreased $787.7 million, or 21.0%, during the first nine months of 2009, compared to the same period in 2008. The decreases in both the three and nine months ended September 30, 2009 were primarily due to transactional items that did not recur in 2009 such as gains from the sale and contribution of Coke stock, gains from the sale of certain non-strategic businesses, and gains from the sale/leaseback of certain corporate real estate properties. In addition, mark to market valuation losses on our public debt and related hedges carried at fair value were recognized in 2009 while mark to market valuation gains were recognized in 2008. The decrease in noninterest income was partially offset by valuation losses recorded in 2008 related to our expected purchase of auction rate securities (“ARS”) and mark to market write-downs related to illiquid securities and warehouse loans carried at market.

The third quarter of 2008 results included a $183.4 million gain on the non-taxable contribution of a portion of our investment in Coke common stock and a $81.8 million gain on the sale of Transplatinum, our fuel card and fleet management subsidiary, as well as $341.0 million in mark to market valuation gains on our public debt and related hedges carried at fair value compared to a loss in the third quarter of 2009 of $131.3 million as credit spreads continued to improve in 2009. The third quarter of 2008 also included the $172.8 million valuation reserve related to the expected repurchase of ARS and valuation losses of $136.9 million related to illiquid securities and warehouse loans carried at market. The results for the first nine months of 2008 also included several transaction-related gains including a $548.8 million gain on the sale of 10 million shares of Coke common stock, a $29.6 million gain on the sale of First Mercantile Trust, a retirement plan services subsidiary, a $89.4 million gain on the sale of Lighthouse Investments Partners, a $86.3 million gain on the mandatory redemption of 2 million of our Visa Class B shares as a result of its initial public offering, and a $37.0 million gain on a sale/leaseback transaction consisting of branch properties and office buildings. During the second quarter of 2009, we recorded a $112.1 million gain related to the sale of Visa Class B shares as a result of our decision to sell the shares as part of our capital plan.

Combined mortgage-related income decreased $24.4 million, or 21.7%, compared to the third quarter of 2008 and increased $403.8 million, or 124.9%, during the first nine months of 2009, compared to the same period in 2008. Mortgage production-related income decreased $21.9 million, or 43.8%, compared to the third quarter of 2008 despite a $3.4 billion, or 42.0%, increase in production volume, due to a $122.7 million increase in losses related to the probable repurchase of certain mortgage loans that were sold in prior quarters under specified terms that could result in repurchase by us. See additional discussion of the probable loan repurchases in

Note 13, “Reinsurance Arrangements and Guarantees,” to the Consolidated Financial Statements. Mortgage production-related income increased $244.9 million, or 123.0%, during the first nine months of 2009, compared to the same period in 2008, primarily due to a $12.5 billion, or 42.8%, increase in production volume. The increase in production volume during the three and nine month periods was due in large part to increased refinancing activity, which we do not expect to sustain at this high of a level in the near term. The increase in mortgage production income was partially offset by a $186.6 million increase in losses compared to the same period in 2008 related to the probable loan repurchases. Losses related to repurchase contingencies are expected to remain at elevated levels until the level of repurchase demands decline.

Mortgage servicing-related income decreased $2.5 million, or 4.0%, compared to the third quarter of 2008 due to a gain on the sale of MSRs recognized in the third quarter of 2008, partially offset by higher servicing income and lower amortization during the current quarter. Mortgage servicing-related income increased $158.9 million, or 127.8%, during the first nine months of 2009, compared to the same period in 2008, primarily due to a $188.7 million recovery of impairment on the MSRs carried at the lower of cost or market. See “Other Market Risk” within this MD&A for information on our election to record, beginning in 2009, certain MSRs at fair value. As of September 30, 2009, we serviced $177.6 billion in mortgage loans, up 11.5% from September 30, 2008.

Trading account profits/(losses) and commissions decreased $208.0 million, or 171.8%, from the third quarter of 2008 as the tightening of credit spreads throughout 2009 has resulted in mark to market valuation losses on our public debt and related hedges carried at fair value, fluctuating from a gain of $341.0 million in 2008 to a loss of $131.3 million in the third quarter of 2009. The third quarter of 2008 also included mark to market losses of $136.9 million on illiquid trading securities and loan warehouses, as well as the valuation reserve of $172.8 million related to the expected purchase of ARS. As of September 30, 2009, we have completed the purchase of substantially all of the ARS we expect to purchase. Most of these securities continue to cash flow, resulting in minimal realized losses. Since the third quarter of 2008, valuation losses on illiquid assets have effectively diminished as liquidity in most of those markets has improved and our holdings have been substantially reduced.

Trading account profits/(losses) and commissions decreased $109.6 million, or 109.6%, during the first nine months of 2009, compared to the same period in 2008. The decrease during the first nine months of 2009 was the result of $114.9 million in mark to market valuation losses recorded on our public debt and related hedges carried at fair value compared to $478.5 million in gains recorded during the same period in 2008. The losses during the first nine months of 2009 were caused by an improvement in our credit spreads. These losses were partially offset by higher market valuation losses recorded during the first nine months of 2008 on our investments in certain illiquid asset-backed securities as our exposure to these investments has been substantially reduced through sales, maturities, and write-downs. Additionally, during the third quarter of 2008, we recorded a $172.8 million loss related to our expected repurchase of certain ARS. Capital markets related trading income increased during the third quarter and the first nine months of 2009, compared to same periods in 2008, due to improved equity derivatives and bond trading offset by decreased fixed income derivative performance.

Investment banking income increased $13.1 million, or 21.1%, compared to the third quarter of 2008 and increased $33.3 million, or 18.6%, during the first nine months of 2009, compared to the same period in 2008, due to improved bond origination fees, loan syndication fees, equity underwriting, and direct financing revenues earned in first three quarters of 2009.

Trust and investment management income decreased $28.6 million, or 19.4%, compared to the third quarter of 2008 and decreased $114.0 million, or 24.5%, during the first nine months of 2009, compared to the same period in 2008. The decrease during the three and nine months ended September 30, 2009 was primarily due to lower fee income attributable to the decline in the equity markets. The decrease during the first nine months of 2009 was partially due to a decline in income associated with the sale of First Mercantile Trust on May 30, 2008. Retail investment services income decreased $21.4 million, or 29.4%, compared to the third quarter of 2008 and decreased $55.3 million, or 25.3%, during the first nine months of 2009, compared to the same period in 2008, due to lower annuity sales and reduced brokerage activity and customer assets being swept into FDIC insured deposits.

Transaction fee-related income, which includes service charges on deposit accounts, card fees, and other charges and fees, decreased $12.2 million, or 2.7%, compared to the third quarter of 2008, and decreased $38.7 million, or 3.0%, during the first nine months of 2009, compared to the same period in 2008, as a result of a reduction in consumer spending and lower non-sufficient fund fees.

Net securities gains of $25.2 million during the first nine months of 2009 included $55.7 million in gains recognized in connection with the partial repositioning of the investment portfolio in the third quarter due to the recent drop in interest rates. Partially offsetting these gains were $19.2 million in net losses recognized in the second quarter of 2009 primarily related to repositioning the available for sale securities that economically hedge the MSRs carried at the lower of cost or market and $16.1 million in other-than-temporary impairment charges on available for sale securities, of which $9.7 million were recognized in the third quarter of 2009. During the first nine months of 2008, we recorded $81.8 million in other-than-temporary impairment charges, of which $10.3 million were recognized in the third quarter of 2008. We also recognized $732.2 million in securities gains during the first nine months of 2008 from the sale as well as the non-taxable contribution of Coke stock.

Other income decreased $20.5 million, or 30.6%, compared to the third quarter of 2008, and decreased $58.1 million, or 31.6%, during the first nine months of 2009, compared to the same period in 2008. The decrease during each of these periods was related to losses recognized on certain private equity investments and leases in 2009 compared to gains recognized in 2008.

Noninterest Expense						Table 4
	Three Months Ended September 30%			Nine Months Ended September 30%
(Dollars in millions) (Unaudited)	2009	2008	Change[1]	2009	2008	Change[1]
Employee compensation	$541.3	$596.0	(9.2)%	$1,683.6	$1,788.4	(5.9)%
Employee benefits	124.7	100.2	24.5	422.2	334.9	26.1

Total personnel expense	666.0	696.2	(4.3)	2,105.8	2,123.3	(0.8)
Outside processing and software	146.9	132.4	11.0	430.6	348.7	23.5
Net occupancy expense	90.4	88.7	1.9	265.1	260.7	1.7
Other real estate expense	88.3	32.3	173.4	181.7	69.4	161.8
Credit and collection services	69.1	50.6	36.6	183.3	112.1	63.5
Regulatory assessments	45.5	19.1	138.2	241.6	34.4	602.3
Equipment expense	41.6	51.9	(19.8)	128.9	155.3	(17.0)
Marketing and customer development	38.2	217.7	(82.5)	103.1	320.6	(67.8)
Postage and delivery	20.3	23.4	(13.2)	63.2	68.4	(7.6)
Operating losses	18.4	135.2	(86.4)	73.6	210.1	(65.0)
Communications	16.6	17.1	(2.9)	50.4	52.9	(4.7)
Amortization/impairment of goodwill/intangible assets	13.7	18.6	(26.3)	794.7	104.0	664.1
Consulting and legal	13.5	14.0	(3.6)	39.4	40.9	(3.7)
Mortgage reinsurance	10.0	48.0	(79.2)	104.6	79.9	30.9
Operating supplies	9.8	11.4	(14.0)	29.5	33.6	(12.2)
Other staff expense	8.0	18.5	(56.8)	44.9	55.7	(19.4)
Net loss on debt extinguishment	2.3	–	NM	15.8	11.7	35.0
Visa litigation	–	20.0	(100.0)	7.0	(19.1)	(136.6)
Other expense	130.2	70.2	85.5	245.6	230.3	6.6

Total noninterest expense	$1,428.8	$1,665.3	(14.2)%	$5,108.8	$4,292.9	19.0%

1 NM-Not Meaningful. Those changes over 1,000 percent were not considered to be meaningful.

Noninterest Expense

Noninterest expense decreased during the third quarter of 2009 by $236.5 million, or 14.2%, compared to the third quarter of 2008. The third quarter of 2008 included the $183.4 million expense related to the contribution of Coke shares to the SunTrust charitable foundation as well as $20.0 million related to our proportionate share of potential costs of litigation related to Visa. Also contributing to the decrease was the reduction in credit-related expenses during the third quarter of 2009 compared to the similar period in 2008. Partially offsetting the decrease in noninterest expense was an increase in FDIC-related regulatory assessments.

For the nine months ended September 30, 2009, noninterest expense increased $815.9 million, or 19.0%, over the same period in 2008. The increase was primarily due to the $751.2 million non-cash goodwill impairment charge recorded in the first quarter of 2009 compared to a $45.0 million impairment charge related to a specific customer intangible asset recognized in the second quarter of 2008. Excluding the impact of the goodwill and customer intangible impairment charges, the growth in noninterest expense was $109.8 million, or 2.6%, during the nine month period of 2009 compared to the same period in 2008 which was driven by increased regulatory, credit-related, and other economically cyclical expenses. In addition, included in the nine months ended September 30, 2008 was a $39.1 million reversal of a portion of the accrued liability associated with the Visa litigation compared to $7.0 million of expense recorded in the same nine month period of 2009. Offsetting the increases in the nine month period in 2009 compared to 2008 were lower personnel, equipment, marketing and customer development, and other operating expenses.

Credit-related costs include operating losses, credit and collection services, other real estate expense, mortgage reinsurance expense, and beginning this quarter, unfunded commitment reserves. For the three and nine months ended September 30, 2009, credit-related expenses decreased $67.4 million, or 23.9%, and increased $85.0 million, or 17.4%, compared to the same periods in 2008, respectively. The decrease for the three months was due to a decline in operating losses and mortgage reinsurance expenses, partially offset by increases in other real estate owned expenses, and unfunded commitment reserves. Operating losses decreased $116.8 million, or 86.4%, in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a change in classification related to borrower misrepresentation and claim denials. Prior to the first quarter of 2009, borrower misrepresentation and mortgage insurance claim denials were charged to operating losses. Beginning in 2009, we began recording these losses as charge-offs against the allowance for loan losses and the necessary reserves related to these loans were included within the overall allowance for loan losses. See additional discussion related to these losses in the “Allowance for Loan and Lease Losses” section of this MD&A. Mortgage reinsurance reserve expense, which pertains to our mortgage reinsurance subsidiary, Twin Rivers Insurance Company (“Twin Rivers”), decreased from $48.0 million in the third quarter of 2008 to $10.0 million in the third quarter of 2009 as a result of losses reaching or approaching our loss limits within the insurance contracts earlier in 2009. Twin Rivers’ loss exposure arises from third party mortgage insurers transferring a portion of their first loss exposure when losses by mortgage origination year exceed certain thresholds. Other real estate expenses increased $56.0 million, or 173.4%, in the third quarter of 2009 compared to the third quarter of 2008. Contributing to the growth was a $54.5 million increase in valuation reserves on properties held in inventory, as well as a $11.9 million increase in property expenses, partially offset by net gains from the sale of properties of $10.4 million. Unfunded commitment reserves increased $12.9 million compared to the third quarter of 2008 primarily related to increased loss exposure to unfunded commitments extended to a few large corporate clients and some migration in risk ratings.

For the nine months ended September 30, 2009, the increase in credit-related expenses was primarily driven by the increase in other real estate expenses of $112.3 million, or 161.8%. A $101.1 million increase in valuation reserves on properties held in inventory and a $33.3 million increase in property expenses, partially offset by net gains of $22.1 million from the sale of properties, contributed to the increase in other real estate expense. Credit and collection services expense also contributed to the increase during the nine month period, increasing $71.2 million, or 63.5%, compared to the same period in 2008 due to increased collection and loss mitigation activity. In addition, mortgage reinsurance expense increased $24.7 million, or 30.9%, in the first nine months of 2009 compared to the same period in 2008 as a result of losses reaching or approaching our loss limits within the trust balances. Operating losses partially offset these increases due to a decrease of $136.5 million, or 65.0%, in the first nine months of 2009 compared to the same period in 2008 due to the change in classification in borrower misrepresentation and claim denials in 2009 as discussed previously. Unfunded commitment reserves increased $13.4 million for the same reasons contributing to the quarterly increase.

Regulatory assessments expense increased from $19.1 million in the third quarter of 2008 to $45.5 million in the third quarter of 2009 and from $34.4 million in the first nine months of 2008 to $241.6 million in the same period of 2009. This increase of $26.4 million, or 138.2%, in the current quarter compared to the same period in 2008 was primarily due to an increase in FDIC insurance premiums and higher deposit balances. Also during the third quarter, we lowered the accrual related to FDIC expenses. In anticipation of higher rates, we initially increased our accrual upward for this expense earlier in the year, and now with greater clarity we had an adjustment downward for lower than originally anticipated assessment rates. Given current deposit levels and assessment rates and barring unforeseen circumstances, we expect regulatory assessments expense to return to an approximate near term run rate of $70.0 million each quarter. Also contributing to the increase during the nine month period in 2009, was the FDIC special assessment recorded in the second quarter of 2009. The special assessment was a charge that the FDIC levied on all banks to assist in replenishing their reserves. Our portion of that assessment was $78.2 million.

Amortization/impairment of goodwill/intangible assets decreased $4.9 million, or 26.3%, in the third quarter of 2009 compared to the third quarter of 2008. For the first nine months of 2009, amortization/impairment of goodwill/intangible assets increased $690.7 million, or 664.1%, compared to the same period in the prior year. The primary driver of the increase was a non-cash goodwill impairment charge of $751.2 million recorded in the first quarter of 2009 related to the Household Lending, Commercial Real Estate, and Affordable Housing businesses. The impairment resulted from continued deterioration in real estate markets and the macro economy, which placed downward pressure on the fair value of our mortgage and commercial real estate-related businesses. It reflects the current economic recession, which resulted in depressed earnings in these businesses and the significant decline in our market capitalization during the first quarter. The impairment charge has no impact on our regulatory capital and tangible equity ratios. During the nine month period in 2008, we recorded an impairment charge of $45.0 million related to a specific customer intangible asset.

Personnel expense in the third quarter of 2009 decreased $30.2 million, or 4.3%, from the same period in 2008. Total personnel declined by 1,432 full-time employees since September 30, 2008 causing employee compensation to decrease by $54.7 million, or 9.2%, in the third quarter of 2009 compared to the third quarter of 2008. Personnel expense was also impacted by a decline in incentive expense due to an alignment of discretionary incentive compensation accruals with business performance. However, pension costs increased by $25.8 million due to an increase in the pension obligation as a result of 2009 market valuation assumptions. Personnel expense decreased $17.5 million, or 0.8%, for the first nine months of 2009 when compared to the first nine months of 2008 due to a reduction in full-time employees and a decline in incentives, which is offset by the increase in pension costs.

Outside processing and software expense increased $14.5 million, or 11.0%, in the third quarter of 2009 compared to the same period in 2008 and increased $81.9 million, or 23.5%, in the first nine months of 2009 compared to the same period in 2008. This was primarily due to our contracting with a third party in the third quarter of 2008 to provide certain check and related processing operations.

Marketing and customer development expense decreased $179.5 million, or 82.5%, in the third quarter of 2009, compared to the same period in 2008 and decreased $217.5 million, or 67.8%, in the first nine months of 2009 compared to the same period in 2008. The decrease was due to corporate advertising and donations expense being lower as a result of the $183.4 million contribution of Coke stock to the SunTrust Foundation made in the third quarter of 2008 and the related impact of reducing our ongoing contributions.

Other expense increased $60.0 million, or 85.5%, in the third quarter of 2009 compared to the same period in 2008 and increased $15.3 million, or 6.6%, in the first nine months of 2009 compared to the same period in the prior year primarily due to $31.3 million of impairment of our affordable housing properties and the aforementioned increase in unfunded commitment reserves.

Provision for Income Taxes

The provision for income taxes was a benefit of $336.1 million and $52.8 million for the three months ended September 30, 2009 and 2008, respectively, representing effective tax rates of (51.5)% and (20.3)% during those periods. The provision for income taxes was a benefit of $635.8 million and an expense of $241.7 million for the nine months ended September 30, 2009 and 2008, respectively, representing effective tax rates of (32.6)% and 17.5% during those periods. We calculated the benefit for income taxes for the three and nine months ended September 30, 2009 based on the discrete methodology using actual year-to-date results. We applied an estimated annual effective tax rate to the year-to-date pre-tax earnings to derive the provision for income taxes for the three and nine months ended September 30, 2008. The changes in the effective tax rate in the third quarter and first nine months of 2009 compared with the same periods for the prior year reflected the impact of the decline in pre-tax earnings in relation to permanent tax items such as tax-exempt interest income and tax credits. In addition, the three month period ended September 30, 2009 included a discrete tax benefit of $47.1 million primarily related to the settlement of examinations by certain taxing authorities. See additional discussion related to the provision for income taxes in Note 10, “Income Taxes”, to the Consolidated Financial Statements.

In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax law, as well as estimates of future pre-tax and taxable income and tax planning strategies that could be implemented. As of September 30, 2009, the cumulative valuation allowance associated with deferred tax assets for certain state net operating losses was $50.5 million. No valuation allowance is required against federal deferred tax assets, and we estimate that on a consolidated basis, we have a net deferred tax liability at September 30, 2009. If an unanticipated deterioration to pre-tax and taxable income for the remainder of the current year or future years occurs, an increase in our valuation allowance may be necessary.

Loan Portfolio by Types of Loans				Table 5
(Dollars in millions) (Unaudited)	September 30 2009	December 31 2008	% Change
Commercial	$33,491.7	$41,039.9	(18.4)%
Real estate:
Residential mortgages	31,623.2	32,065.8	(1.4)
Home equity lines	16,120.5	16,454.4	(2.0)
Construction	7,379.6	9,864.0	(25.2)
Commercial real estate:
Owner occupied	9,062.9	8,758.1	3.5
Investor owned	6,230.8	6,199.0	0.5
Consumer:
Direct	5,058.6	5,139.3	(1.6)
Indirect	6,564.0	6,507.6	0.9
Credit card	956.6	970.3	(1.4)

Total loans	$116,487.9	$126,998.4	(8.3)%

Loans held for sale	$4,577.5	$4,032.1	13.5%

The following table provides loan quality information related to loans secured by residential real estate:

Selected Residential Real Estate Loan Quality Information							Table 6

(Dollars in millions) (Unaudited)	September 30 2009	30 - 89 Days Delinquent	Nonperforming Loans	Nonaccruing TDRs[1]	Accruing TDRs	Portion of Portfolio in Florida
Residential construction	$4,374.5	3.16%	33.2%	0.0%	0.0%	26.1%
Residential mortgages:
Core	24,306.9	1.89	8.0	1.9	3.7	31.0
Prime second lien	3,064.6	2.84	3.1	1.1	2.6	13.1
Lot	1,162.4	4.18	24.1	2.6	9.9	53.7
Alt-A	862.1	6.98	32.4	13.0	13.6	19.5
Home equity loans	2,227.2	2.30	2.5	0.2	1.2	32.3

Total residential mortgages	31,623.2	2.23	8.4	2.1	3.9	29.7
Home equity lines	16,120.5	1.45	1.7	0.1	0.7	38.6

1 Nonaccruing troubled debt restructurings (“TDRs”) are a subset of our total nonperformings and therefore are included in the Nonperforming Loans column.

Loans

Total loans as of September 30, 2009 were $116.5 billion, a decrease of $10.5 billion, or 8.3%, from December 31, 2008. The quarterly decline in total loans was $3.1 billion (December 31, 2008 to March 31, 2009); $1.1 billion (March 31, 2009 to June 30, 2009); and $6.3 billion (June 30, 2009 to September 30, 2009). The decrease was primarily driven by reduced loan demand in the commercial portfolio, as well as a reduction in our exposure to residential real estate, especially construction related. Given the continued economic weakness and borrowers’ tendency to de-leverage and reduce working capital, we expect loan balances to remain under pressure but not to the extent experienced during the third quarter. The portfolio is diversified by product, client, and geography throughout our footprint, and has relatively low exposure to unsecured consumer loan products.

Residential mortgages were $31.6 billion, or 27.1% of the total loan portfolio, as of September 30, 2009, down slightly from December 31, 2008. The residential mortgage portfolio is comprised of core mortgages (prime first liens), prime second lien mortgages, home equity loans, lot loans, and Alt-A first and second mortgages. There are virtually no option (negative amortizing) adjustable rate mortgages (“ARMs”) or subprime loans in the core portfolio. These portfolios continued to show increasing levels of nonaccrual loans; however, we continue to work with our customers to mitigate potential losses. The increase in nonaccruals during the third quarter was less than the increase during the past several quarters. The core mortgage portfolio was $24.3 billion, or 20.9% of total loans, as of September 30, 2009. While delinquency levels decreased modestly in the third quarter of 2009 compared to the second quarter of 2009, in part due to loan modifications, the portfolio continued to perform poorly relative to our longer-term expectations. The core mortgage portfolio includes $16.5 billion in jumbo mortgages, of which $14.3 billion are ARMs. The remaining $7.8 billion of non jumbo loans includes $3.7 billion in ARMs. The core first mortgage portfolio included $12.7 billion in interest-only ARMs; however, the interest-only period is typically ten years, unlike many interest-only products in the market which have short interest-only periods with early reset dates. The weighted average loan to value (“LTV”) at origination of the core mortgage portfolio was approximately 80%.

Prime second lien mortgages were $3.1 billion, or 2.6% of total loans, as of September 30, 2009 with $2.9 billion insured through third party pool-level insurance. We consider the insurance to be integral to the loan and include probable insurance proceeds in our analysis of the collectability of the loans. Total claims paid during the three and nine month periods ended September 30, 2009 under the mortgage insurance arrangement were $21.1 million and $79.0 million, respectively. Claims paid for the same periods in 2008 totaled $10.1 million and $32.0 million, respectively. Under the insurance arrangement, we are exposed to cumulative losses by vintage pool from 5% to 8%, as well as cumulative losses exceeding 10%. Due to deterioration in delinquency rates, most of the pools have reached the first tier insurance stop loss limit. As of September 30, 2009, we had fully reserved for our exposure in the 5% to 8% loss layer and we have also reserved for estimated losses above our 10% stop loss. In addition, we continue to experience claim denials on certain loans due to borrower misrepresentation and loan documentation issues, which may impact the recognition of uninsured losses. See “Allowance for Loan and Lease Losses” section of this MD&A for a discussion of losses related to borrower misrepresentation and denied claims.

Home equity loans comprise $2.2 billion, or 1.9% of total loans, as of September 30, 2009 and have a 76% weighted average combined LTV at origination. Approximately 33% of the home equity loans are in a first lien position. Lot loans were $1.2 billion, or approximately 1.0% of total loans, as of September 30, 2009. Alt-A first lien loans were $0.6 billion, or approximately 0.5% of total loans, as of September 30, 2009. Alt-A second lien loans totaled $0.2 billion. Alt-A firsts and seconds and lot loans have declined to less than 2% of the total loan portfolio.

The commercial loan portfolio decreased $7.5 billion, or 18.4%, from December 31, 2008 and comprises 28.8% of total loans at September 30, 2009. The decrease was driven by reduced loan demand and working capital needs reflecting the general decline in the economy, as well as our borrowers’ renewed access to capital markets. Average loan balances were temporarily augmented by over $1 billion in the second quarter due to disruption in the variable rate demand note market as a result of our downgrade in the second quarter; the majority of these clients were able to secure alternative funding which also impacted the decline in commercial loans during the quarter. See additional discussion in the “Liquidity Risk” section of this MD&A. The portfolio is diversified by industry, geography, client segment and collateral; however, a few larger clients in cyclical industries that typically experience decline during general business downturns, as well as some small businesses are showing some signs of stress. The small business clients comprise approximately 5%, or less than $2 billion, of our commercial portfolio. Large corporate clients make up 32% of the portfolio, and commercial loans are 39% of the portfolio. Despite the concentration in large corporate and commercial clients, the portfolio is quite granular with an average outstanding balance of less than $1 million per loan.

The commercial real estate portfolio was $15.3 billion, or 13.1% of total loans, an increase of $336.6 million, or 2.3%, from December 31, 2008. The increase was attributable to the natural migration of loans maturing from the construction real estate loan portfolio into mini-perm or permanent financing. This portfolio includes both owner-occupied and income producing collateral, with approximately 59.3% being owner occupied properties. The primary source of loan repayment for owner-occupied properties is business income and not real estate operations, which diversifies the risk and sources of repayment as evidenced by the fairly stable performance of this portfolio during the credit cycle. Our investor owned portfolio is well diversified by borrower, geography, and property type. We typically underwrite commercial construction projects to credit standards that are more stringent than historical commercial mortgage-backed securities guidelines. Additionally, the vast majority of our investor-owned loans have recourse to in-footprint relationship clients. Our largest geographic concentration is in the Mid-Atlantic region, at 44%, while the smallest is Florida at 18%. The investor owned portfolio has an average loan size of approximately $1.0 million. The current environment has resulted in rating migrations within the investor owned portfolio to ratings largely within the pass grades. Our selection of relationships, underwriting at origination, project selection, diversification, and the granularity of this portfolio support our belief that this portfolio will perform comparatively well.

The construction portfolio was $7.4 billion, or 6.3% of total loans, at September 30, 2009, a decrease of $2.5 billion, or 25.2%, from December 31, 2008. The construction portfolio consists of $1.0 billion of residential construction to perm loans, $1.4 billion of residential construction loans, $2.0 billion of commercial construction loans, $1.9 billion of acquisition and development loans, and $1.1 billion of undeveloped land loans. We have reduced the level of risk in the construction portfolio by aggressively managing our construction exposure. This reduction is evident from the $6.4 billion, or 46.4%, decline in outstanding balances since December 2007. Commercial related construction loans represent 27.3% of the total construction portfolio and continued to perform well. Overall performance of residential construction related loans remained weak. We continue to be proactive in our credit monitoring and management processes to provide early warning for problem loans in the portfolio. For example, we use an expanded liquidity and contingency analysis to provide a thorough view of borrower capacity and their ability to service obligations in a steep market decline. We have strict limits and have exposure caps on specific projects and borrowers for risk diversification. In some cases, the maturity date of certain residential real estate related loans, namely construction and lot loans, has been extended as a result of market delays in completing the build-out phase of the home. These borrowers continue to perform; consequently, the loans remain on accruing status. It is possible that these borrowers could experience varying degrees of financial difficulties, resulting potentially in more significant loan modifications.

The home equity line portfolio was $16.1 billion, or 13.8% of total loans, as of September 30, 2009, which is down $333.9 million, or 2.0%, from December 31, 2008. The portfolio has an approximate weighted average combined LTV at origination of 73%. Third party originated home equity lines continued to perform poorly, although nonaccruals and the annualized net charge-off percentage have both declined from the levels in the second quarter of 2009, and only 10.1% of the home equity lines were originated through that channel. We have eliminated origination of home equity products through third party channels, eliminated greater than 85% LTV originations, implemented market specific LTV guidelines in certain declining markets, and have been reducing line commitments in higher risk situations. We continue to enhance our collections and default management processes. From a risk management perspective, there is virtually no line availability remaining in higher risk segments (i.e., lines originated by third parties and lines in Florida exceeding 80% current LTV). However, we expect the home equity line portfolio to continue to show elevated nonaccrual and charge-off levels in the near future.

The indirect consumer portfolio was $6.6 billion, or 5.6% of total loans, at September 30, 2009, up $56.4 million, or 0.9%, from December 31, 2008. The increase is partially attributable to new vehicle sales triggered by the federal government “Cash for Clunkers” incentive program. This portfolio is experiencing a reduced level of charge-offs compared to the fourth quarter of 2008 and is benefiting from lower fuel prices, stabilized used car values, and natural turnover into newly underwritten vintages.

The direct consumer portfolio was $5.1 billion, or 4.3% of total loans, at September 30, 2009, down $80.7 million, or 1.6%, from December 31, 2008. Student loans, which are mostly government supported, made up $3.1 billion, or 60.8%, of the direct consumer portfolio. This portfolio also consists of loans and lines to individuals for personal or family uses.

The increase in loans held for sale of $545.4 million, or 13.5%, is due primarily to higher levels of mortgage loan originations.

Summary of Loan and Lease Losses Experience							Table 7
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions) (Unaudited)	2009		2008		2009		2008
Allowance for loan and lease losses balance - beginning of period	$2,896.0		$1,829.4		$2,351.0		$1,282.5
Allowance from acquisition of GB&T	-		-		-		158.7
Provision for loan losses	1,133.9		503.7		3,090.2		1,511.7

Charge-offs
Commercial	(205.2)		(54.1)		(502.1)		(129.1)
Real estate:
Home equity lines	(189.2)		(119.2)		(547.2)		(312.6)
Construction	(158.4)		(51.7)		(326.6)		(110.3)
Residential mortgages[1]	(389.6)		(133.5)		(899.9)		(368.8)
Commercial real estate	(24.3)		(0.4)		(28.9)		(1.2)
Consumer loans:
Direct	(20.0)		(10.4)		(42.4)		(28.6)
Indirect	(35.1)		(41.2)		(117.4)		(127.2)
Credit cards	(24.1)		(9.2)		(63.9)		(20.2)

Total charge-offs	(1,045.9)		(419.7)		(2,528.4)		(1,098.0)

Recoveries
Commercial	9.5		5.1		25.2		17.4
Real estate:
Home equity lines	8.6		3.9		17.5		11.9
Construction	1.8		1.8		6.2		2.0
Residential mortgages	4.0		2.1		12.0		5.0
Commercial real estate	3.5		0.3		3.4		0.5
Consumer loans:
Direct	2.0		1.7		5.9		6.2
Indirect	9.9		12.4		39.2		42.1
Credit cards	0.7		0.3		1.8		1.0

Total recoveries	40.0		27.6		111.2		86.1

Net charge-offs	(1,005.9)		(392.1)		(2,417.2)		(1,011.9)

Balance - end of period	$3,024.0		$1,941.0		$3,024.0		$1,941.0

Average loans	$119,796.2		$125,642.0		$123,064.1		$124,702.4
Quarter-end loans outstanding	116,487.9		126,718.4
Ratios:
Allowance to period-end loans	2.61%		1.54
Allowance to nonperforming loans	56.67		62.09
Allowance to net charge-offs (annualized)	0.76	x	1.24	x	0.94	x	1.44	x
Net charge-offs to average loans (annualized)	3.33%		1.24%		2.63%		1.08%
Provision to average loans (annualized)	3.76		1.59		3.35		1.62
Recoveries to total gross charge-offs	3.8		6.6		4.4		7.8

1 Prior to 2009, borrower misrepresentation fraud and denied insurance claim losses were recorded as operating losses in the Consolidated Statements of Income. These credit-related operating losses totaled $67.9 million and $117.8 million during the three and nine month periods ended September 30, 2008, respectively. During 2009, credit-related operating losses charged-off against previously established reserves within other liabilities totaled $0 and $194.9 million during the three and nine month periods ended September 30, 2009, respectively.

Allowance for Loan and Lease Losses

We continuously monitor the credit quality of our loan portfolio and maintain an allowance for loan and lease losses (“ALLL”) sufficient to absorb probable and estimable losses inherent in our loan portfolio. We are committed to the timely recognition of problem loans and maintaining an appropriate and adequate ALLL. In addition to the review of credit quality through ongoing credit review processes, we employ a variety of modeling and estimation techniques to measure credit risk and construct an appropriate ALLL. Numerous asset quality measures, both quantitative and qualitative, are considered in estimating the ALLL. Our ALLL Committee has the responsibility of affirming the allowance methodology and assessing significant risk elements in order to determine the appropriate level of allowance for the inherent losses in the loan portfolio at the point in time being reviewed. The multiple factors evaluated include internal risk ratings, net charge-off trends, collateral values and geographic location, borrower FICO scores, delinquency rates, nonperforming and restructured loans, origination channel, product mix, underwriting practices, and economic trends. These credit quality factors are incorporated into various loss estimation models and analytical tools utilized in our ALLL process and/or are qualitatively considered in evaluating the overall reasonableness of the ALLL. The factors that have the greatest quantitative impact on the estimated ALLL tend to be internal risk rating trends, recent net charge-off trends, delinquency rates, and loss severity levels (i.e., collateral values). Other factors such as nonperforming or restructured loans tend to have a more isolated impact on subsets of loans in the loan pools. Also impacting the ALLL is the estimated incurred loss period, which tends to be approximately one year for consumer-related loans and between one and one-quarter to three years for wholesale-related loans. During periods of economic stress, the incurred loss period tends to contract. The ALLL process excludes loans measured at fair value as subsequent mark to market adjustments related to loans measured at fair value include a credit risk component. This quarter the ALLL includes results from a recently enhanced residential mortgage loss forecast model. The model utilizes more granular loan specific information, as well as home price index changes at the Metropolitan Statistical Area level to estimate incurred losses and loss severities. The enhanced modeling capabilities, as well as declines in the home price index resulted in increases to average loss severity estimates related to residential mortgage loans, which partially contributed to the sequential quarter increase in the ALLL.

At September 30, 2009, the ALLL was $3,024.0 million, which represented 2.61% of period-end loans not carried at fair value. This compares with an ALLL of $1,941.0 million, or 1.54% of period-end loans not carried at fair value, as of September 30, 2008. The year over year increase of $1,083.0 million in the ALLL is comprised of quarterly increases of $410.0 million (September 30, 2008 to December 31, 2008); $384.0 million (December 31, 2008 to March 31, 2009); $161.0 million (March 31, 2009 to June 30, 2009); and $128.0 million (June 30, 2009 to September 30, 2009); which reflects a declining trend in ALLL increases as a result of stabilizing leading asset quality indicators. Despite these improving trends, the increase in ALLL reflects, among other items, the current economic downturn, decreasing home prices, and higher losses in the commercial and residential real estate-related portions of the loan portfolio. Future changes in the ALLL will depend significantly on these credit quality indicators, which are highly influenced by the broader economy. See additional discussion of our expectations for future levels of credit quality in the “Provision for Loan Losses” and “Nonperforming Assets” sections of this MD&A. The majority of the increase in the allowance for loan losses pertained to the residential real estate-related portion of the loan portfolio and specific reserves for residential developers. In the first quarter of 2009, we began classifying losses associated with borrower misrepresentation and insurance claim denials in the ALLL. Previously, these fraud-related losses were recorded in operating losses within noninterest expense. These losses are now being recorded in the ALLL since we believe that borrower credit-related issues due to the deteriorating economic environment have become the predominant contributor to the losses. Realized losses on these loans are reflected as charge-offs.

Our ALLL framework has two basic elements: specific allowances for loans individually evaluated for impairment and a component for pools of homogeneous loans not individually evaluated. The first element of the ALLL analysis involves the estimation of allowance specific to individually evaluated impaired loans including accruing and nonaccruing restructured commercial and consumer loans. In this process, specific allowance is established for larger commercial impaired loans based on an analysis of the most probable sources of repayment, including discounted cash flows, liquidation of collateral, or the market value of the loan itself. Restructured consumer loans are also evaluated in this element of the estimate. As of September 30, 2009, the specific allowance related to commercial impaired loans individually evaluated and restructured consumer loans totaled $483.0 million, compared to $144.0 million as of September 30, 2008; $226.0 million of the increase is driven by the extensive loan modification efforts on consumer and residential loans. Specific reserves associated with larger commercial loans individually evaluated increased $114.0 million to $258.0 million at September 30, 2009. This increase is primarily driven by deterioration in loans to residential builders and several large commercial credits within the Corporate and Investment Banking (“CIB”) line of business.

The second element of the ALLL, the general allowance for homogeneous loan pools not individually evaluated, is determined by applying allowance factors to pools of loans within the portfolio that have similar risk characteristics. The general allowance factors are determined using a baseline factor that is developed from an analysis of historical net charge-off experience and expected losses. Expected losses are based on estimated probabilities of default and loss given default derived from our internal risk rating process. These baseline factors are developed and applied to the various loan pools. Adjustments may be made to baseline reserves for some of the loan pools based on an assessment of internal and external influences on credit quality not fully reflected in the historical loss or risk-rating data. These influences may include elements such as changes in credit underwriting, concentration risk, macroeconomic conditions, and/or recent observable asset quality trends. We continually evaluate our ALLL methodology seeking to refine and enhance this process as appropriate, and it is likely that the methodology will continue to evolve over time. As of September 30, 2009, the general allowance totaled $2,541.0 million. This compares to a general allowance totaling $1,797.0 million as of September 30, 2008. The increase was primarily driven by declining home prices and the associated deterioration in credit quality of the residential mortgage and home equity portfolios ($568 million), loans to residential builders ($78 million), credit cards ($52 million), and by deterioration in credit quality in the CIB loan pool ($48 million).

Our charge-off policy meets or exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due compared to the regulatory loss criteria of 120 days. Secured consumer loans, including residential real estate, are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with Federal Financial Institution Examination Council guidelines. Commercial loans and real estate loans are typically placed on nonaccrual status when principal or interest is past due for 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in-full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Initial charge-off amounts are based on valuation estimates derived from appraisals, broker price opinions, or other market information. Generally, new appraisals are not received until the foreclosure process is completed; however, collateral values are evaluated periodically based on market information and incremental charge-offs or ALLL is recorded if it is determined that collateral values have declined from their initial estimates.

Net charge-offs for the quarter ended September 30, 2009 were $1,005.9 million, an increase of $613.8 million from the third quarter of 2008; adjusting for the change in classification on certain credit-related fraud losses, net charge-offs increased $545.9 million. The increase in net charge-offs reflects the effects of the housing crisis and related economic downturn. The largest increases were seen in the residential mortgage (up $254.2 million), commercial (up $146.7 million), and residential construction (up $106.7 million) portfolios. Despite not having subprime consumer real estate loans, lower residential real estate values and recessionary economic conditions have affected borrowers of higher credit quality. The increase in commercial net charge-offs was driven by relatively fewer, but larger credits in unrelated, economically cyclical industries as well as small businesses. Net charge-offs in the third quarter of 2009 were $204.7 million higher than the second quarter of 2009, primarily driven by higher losses on residential mortgage loans and residential developers; adjusting for the change in classification on certain credit-related fraud losses, net charge-offs increased $161.9 million.

The ratio of the ALLL to total nonperforming loans decreased to 56.7% as of September 30, 2009 from 62.1% as of September 30, 2008. On a sequential quarter basis, the ALLL to nonperforming loan ratio increased from 53.8% at June 30, 2009 to 56.7% at September 30, 2009. The decline in this ratio was due to a $2.2 billion increase in nonperforming loans compared to the third quarter of 2008, driven primarily by increases in residential mortgage and real estate construction nonperforming loans, partially offset by the $1.1 billion increase in the ALLL. The increase in nonperforming loans was driven primarily by deteriorating economic conditions and declining home values in most markets that we serve as well as home builders and commercial loans in economically sensitive businesses. We write down residential nonperforming loans to the expected value of the underlying collateral, less estimated selling and holding costs as measured at the time the loan is 180 days past due. Declines, if any, in the collateral value of the nonperforming loans subsequent to the initial charge-off are recognized as additional charge-offs upon foreclosure. The charge-off is applied against the ALLL; therefore, the relationship between ALLL and nonperforming loans becomes less correlated since the carrying value of such charged-off nonperforming loans has already recognized losses that are estimated to be realized at that point in time. Another factor that impacts the ALLL to nonperforming loans ratio is that most of the nonperforming loans have some amount of net residual value; therefore, while the entire loan must be classified as nonperforming, only the amount of estimated losses that has not already been charged-off would be captured in the ALLL. This issue highlights the importance of understanding the product mix of nonperforming loans and the related charge-off practices.

The reserve for unfunded commitments was $44.7 million and $27.5 million as of September 30, 2009 and December 31, 2008, respectively. Lending commitments such as letters of credit and binding unfunded loan commitments are assessed similarly to funded wholesale loans except utilization assumptions are considered. The increase in the reserve for unfunded commitments is due to a few larger corporate borrowers and some migration in risk ratings in the portfolio. The reserve for unfunded lending commitments is included in other liabilities on the Consolidated Balance Sheets with changes to the reserves recorded in noninterest expense.

Provision for Loan Losses

The provision for loan losses is the result of a detailed analysis estimating an appropriate and adequate ALLL. Provision for loan losses for the three month period ended September 30, 2009 totaled $1,133.9 million, an increase of $630.2 million, or 125.1%, from the third quarter of 2008. The provision for loan losses was $171.7 million more than the previous quarter. The increase in the provision for loan losses was due to elevated net charge-offs as a result of deteriorating asset quality conditions in the wholesale and residential related portfolios as well as the recording of certain fraud-related losses in the allowance for loan losses beginning in the first quarter of 2009. See additional discussion in the “Allowance for Loan and Lease Losses” section of this MD&A. The quarterly annualized net charge-offs to average loans ratio was 3.33% and 1.24% as of September 30, 2009 and 2008, respectively. The increase was largely due to higher net charge-offs in the commercial, residential mortgage, home equity, and construction portfolios. A downturn in residential real estate prices has negatively affected the entire industry, including higher credit quality products and borrowers. Commercial net charge-offs increased during the current quarter driven by relatively few, but larger credits in unrelated economically cyclical industries. Construction net charge-offs increased due to the resolution of loan workouts in the residential builder construction portfolio. Overall our outlook is for elevated net charge-offs in the near term with the possibility that improvement will begin in the second half of 2010 depending on the strength and pace of economic recovery. Specifically for the fourth quarter, we do not expect a significant increase or decrease in net charge-offs compared to the third quarter. We expect net charge-offs and the provision for loan losses to remain at elevated levels until we experience a sustained improvement in the credit quality of the loan portfolio. The amount of future growth in the ALLL is highly correlated to unemployment levels, changes in home prices within our markets, especially Florida, as well as steady improvement in our portfolio-specific credit quality indicators. See additional discussion of our expectations for future levels of credit quality in the “Allowance for Loan and Lease Losses” and “Nonperforming Assets” sections of this MD&A.

Nonperforming Assets	Table 8

(Dollars in millions) (Unaudited)	September 30 2009	December 31 2008	% Change
Nonperforming Assets
Nonaccrual/nonperforming loans:
Commercial	$595.5	$322.0	84.9%
Real estate:
Construction	1,582.1	1,276.8	23.9
Residential mortgages	2,645.5	1,847.0	43.2
Home equity lines	280.1	272.6	2.8
Commercial real estate	302.5	176.6	71.3
Consumer loans	38.6	45.0	(14.3)

Total nonaccrual/nonperforming loans	5,444.3	3,940.0	38.2
Other real estate owned (“OREO”)	571.6	500.5	14.2
Other repossessed assets	78.9	15.9	396.2

Total nonperforming assets	$6,094.8	$4,456.4	36.8%

Ratios:
Nonperforming loans to total loans	4.67%	3.10%
Nonperforming assets to total loans plus OREO and other repossessed assets	5.20	3.49

Restructured loans (accruing)	$1,343.6	$462.6
Accruing loans past due 90 days or more	1,508.7	1,032.3

Nonperforming Assets

Nonperforming assets totaled $6.1 billion as of September 30, 2009, an increase of $1.6 billion, or 36.8%, from December 31, 2008. Nonperforming loans as of September 30, 2009 were $5.4 billion, an increase of $1.5 billion, or 38.2%, from December 31, 2008. Of this total increase, nonperforming residential mortgage loans represented $798.5 million, real estate construction loans represented $305.3 million, commercial loans represented $273.5 million, home equity lines represented $7.5 million, and commercial real estate loans represented $125.9 million. On a sequential quarter basis, nonperforming assets decreased $70.3 million, or 1.1%, and nonperforming loans decreased $59.6 million, or 1.1%. The quarterly decrease in nonperforming loans was primarily driven by decreases in commercial loans, down $121.0 million, home equity lines, down $31.2 million, and construction loans, primarily homebuilders, down $31.0 million. Residential mortgages increased $116.3 million; however, this was the smallest increase experienced compared to the past several quarters. Residential mortgages and home equity lines represent 53.7% of nonaccruals. The increases in nonperforming assets is largely related to the housing correction and related decline in the values of residential real estate. The nonperforming assets are also affected by the time it takes to complete the foreclosure process, especially in judicial jurisdictions. We have noted an increase in the amount of time it takes us to foreclose upon residential real estate collateral in certain states, primarily Florida, which we believe is primarily due to delays in the judicial foreclosure process. We apply rigorous loss mitigation processes to these nonperforming loans to ensure that the asset value is preserved to the greatest extent possible; despite these efforts, it is likely we will realize additional losses on these nonperforming assets in the future.

Nonperforming residential mortgages are primarily collateralized by one-to-four family residential properties. Approximately 84% of the nonperforming loans relates to properties in our footprint; 51% of such nonperforming loans are in Florida. Approximately 44% of the nonperforming residential mortgages have been on nonaccrual status for at least six months. Approximately $292 million of the Alt-A portfolio loans were nonperforming at September 30, 2009. The Alt-A portfolio is comprised of approximately 74% in first lien positions and approximately 26% in second lien positions at September 30, 2009. Approximately 53% of the nonperforming home equity lines were from lines originated by third parties, lines in Florida with combined LTVs greater than 80%, or lines in other states with combined LTVs greater than 90%. Beginning in 2006, we tightened the underwriting standards applicable to many of the residential loan products offered.

Nonaccrual construction loans were $1.6 billion, an increase of $305.3 million, or 23.9%, from December 31, 2008. Approximately 92% of the nonperforming construction loans are secured by residential real estate; specifically, $297 million construction to perm, $481 million residential construction, and $672 million in residential land, acquisition, and development properties. Beginning in September 2007, underwriting standards were tightened for new loan originations in the construction to perm portfolio. Performance of these nonperforming loans is adversely influenced by concentrations in Florida real estate.

Nonaccrual commercial loans were $595.5 million, up $273.5 million, or 84.9%, from December 31, 2008. The increase was driven primarily by loans to a few larger commercial borrowers in economically cyclical industries. Nonaccrual commercial real estate loans increased by $125.9 million, or 71.3%, to $302.5 million compared to December 31, 2008. The composition of commercial real estate nonaccruals is approximately proportionate to the split of owner occupied and investor owned loans.

In order to maximize the collection of loan balances, we evaluate accounts that experience financial difficulties on a case-by-case basis to determine if their terms should be modified. We are aggressively pursuing modifications when there is a reasonable chance that the modification will allow the client to continue servicing the debt. When there has been a loss of income such that the client cannot reasonably support even a modified loan, we are working to dispose of the collateral as opposed to modifying the loan terms. Accruing loans with modifications that are deemed to be economic concessions are reported as restructured. Nonaccruing loans that are modified and demonstrate a history of repayment performance in accordance with their modified terms are reclassified to restructured when certain criteria are met for removal from the nonaccrual classification. Nonaccruing restructured loans were $677.0 million and $268.1 million as of September 30, 2009 and December 31, 2008, respectively.

Accruing restructured loans were $1,343.6 million at September 30, 2009, an increase of $418.6 million, or 45.3%, from June 30, 2009 and an increase of $881.0 million, or 190.4%, from December 31, 2008. At September 30, 2009, specific reserves included in the ALLL for troubled debt restructurings was $226.0 million. In addition, we have already recorded approximately $100 million in charge-offs on the nonaccruing troubled debt restructurings. These loans are primarily residential related and are being restructured in a variety of ways to help our clients remain in their homes and mitigate potential additional loss to us. The primary restructuring methods offered to our clients are reductions in interest rates and extensions in terms. In the third quarter, new modifications included both reduced rates and term extensions. To date, we have not employed principal write-offs in any meaningful way. The increase in loan modifications also impacted the moderation in nonperforming loan growth and early stage delinquencies. Early stage delinquencies declined compared to the second quarter of 2009 and December 31, 2008; however, the ratio remained stable at 1.52% as loan balances have declined. Not all restructurings will ultimately result in the complete collection of principal and interest, as modified. We anticipate that some of the restructured loans will default, which could result in incremental losses to us, which has been factored into our overall ALLL estimate. The level of re-defaults will be affected by future economic conditions.

Interest income on nonaccrual loans, if recognized, is recorded using the cash basis method of accounting. For the three months ended September 30, 2009 and 2008, this amounted to $9.6 million and $7.4 million, respectively. During the first nine months of 2009 and 2008, this amounted to $24.7 million and $20.3 million, respectively. For the three months ended September 30, 2009 and 2008, estimated interest income of $102.1 million and $65.2 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms. For the first nine months of 2009 and 2008, estimated interest income of $267.5 million and $160.4 million, respectively, would have been recorded if all such loans had been accruing interest according to their original contractual terms.

As of September 30, 2009, accruing loans past due ninety days or more increased by $476.4 million, or 46.1%, from December 31, 2008 to $1.5 billion. Included in this accruing loan population are $865.2 million and $493.7 million of loans at September 30, 2009 and December 31, 2008, respectively, that have been sold to the Government National Mortgage Association (“GNMA”) and are fully insured. When loans are sold to GNMA, we retain an option to repurchase the loans when they become delinquent. As such, we are required to record these loans on our balance sheet when our option becomes exercisable, although it is not our current intent to exercise our option to repurchase such loans. Also included in the accruing loans past due ninety days or more as of September 30, 2009 and December 31, 2008 were $386.9 million and $368.4 million, respectively, of student loans which were guaranteed by the U.S. Government at various levels between 97% and 100%.

OREO as of September 30, 2009 was $571.6 million, an increase of $71.1 million, or 14.2%, from December 31, 2008. The growth represents a $166.9 million increase in the commercial/wholesale portfolio due to the level of residential-related properties, primarily construction and land developments, and commercial properties, acquired through foreclosure offset by a net decrease of $95.8 million in the residential mortgage portfolio. The amount of inflows and outflows has increased over the past several quarters as nonperforming loans migrate through the resolution process. Most of our OREO properties are located in Georgia, Florida, and North Carolina. Residential properties and land comprise 54% and 35%, respectively, of OREO; the remainder relates to commercial and other properties. Upon foreclosure, these properties were re-evaluated and if necessary, written down to their then current estimated net realizable value (estimated sales price less selling and holding costs); further declines in home prices could result in additional losses on these properties. We are actively managing these foreclosed assets to minimize future losses. See additional discussion of OREO-related costs in the “Noninterest Expense” section of this MD&A.

SELECTED FINANCIAL INSTRUMENTS CARRIED AT FAIR VALUE

Trading Assets and Liabilities	Table 9

(Dollars in millions) (Unaudited)	September 30 2009	December 31 2008
Trading Assets
Debt securities:
U.S. Treasury and federal agencies	$917.7	$3,127.6
U.S. states and political subdivisions	76.0	159.1
Corporate debt securities	429.4	585.8
Commercial paper	1,349.9	399.6
Residential mortgage-backed securities - agency	57.7	58.6
Residential mortgage-backed securities - private	17.1	38.0
Collateralized debt obligations	222.6	261.5
Other debt securities	28.7	813.2

Total debt securities	3,099.1	5,443.4
Equity securities	169.9	116.8
Derivative contracts	3,255.5	4,701.8
Other	149.1	134.3

Total trading assets	$6,673.6	$10,396.3

Trading Liabilities
Debt securities:
U.S. Treasury and federal agencies	293.3	440.4
Corporate and other debt securities	180.4	146.8

Total debt securities	473.7	587.2
Equity securities	10.0	13.3
Derivative contracts	2,047.4	2,640.3

Total trading liabilities	$2,531.1	$3,240.8

Trading Assets and Liabilities

Trading assets decreased $3.7 billion, or 35.8%, since year end. This decrease was primarily driven by the sale in the first quarter of 2009 of approximately $2.0 billion of our agency trading portfolio that consisted of FHLB floating rate notes. The sale of these securities was done primarily to reduce low yielding securities in an effort to improve the tangible common equity to tangible asset ratio and net interest margin, as well as to reduce our exposure to the FHLB.

Derivative assets and liabilities decreased during the first nine months of 2009 by $1.4 billion and $592.9 million, respectively. $1.0 billion and $405.9 million of the reduction in derivative assets and liabilities, respectively, was driven by the movements in fair values of interest rate based derivatives including $184.1 million in terminated interest rate swaps on FHLB advances that were repaid in the first quarter of 2009. In addition, $219.6 million of the decrease in derivative assets was due to the decline in fair value of our cash flow hedges related to the forward sale of Coke common shares. The remaining decrease in derivative assets and liabilities was primarily due to the termination of TRS, and to a lesser extent, changes in fair value of cross currency hedges on foreign denominated debt.

Commercial paper (“CP”) increased $950.3 million from $399.6 million at December 31, 2008 to $1.3 billion at September 30, 2009. The increase is due to our purchase of CP from Three Pillars, our off-balance sheet asset-backed CP conduit. We purchased certain amounts of Three Pillars’ overnight CP as a result of S&P’s downgrade of Three Pillars to A-2 during the second quarter. This purchase was done at estimated market rates, on a discretionary and non-contractual basis. During the three months ended September 30, 2009, our investment in Three Pillars CP decreased $1.1 billion from $2.4 billion as of June 30, 2009 as Three Pillars was able to place the majority of its CP in the open market after obtaining an F-1 rating from Fitch. See additional discussion of the downgrade to Three Pillars and our actions taken as a result of the downgrade in the “Liquidity Risk” section of this MD&A. Also see Note 7, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, to the Consolidated Financial Statements for additional information regarding Three Pillars.

Other debt securities decreased $784.5 million during the first nine months of 2009. Of this decrease, $603.4 million was the result of unwinding loans as part of the TRS business. See Note 7, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities”, to the Consolidated Financial Statements for additional information regarding our TRS business.

We utilize trading assets and derivatives, primarily interest rate swaps, for balance sheet management purposes that are intended to provide an economic hedge to a portion of the changes in fair value of our publicly-traded debt that is measured at fair value pursuant to our election of the fair value option. As of September 30, 2009, the amount of trading securities outstanding for this purpose was $79.2 million of fixed rate corporate bonds in financial services companies.

Certain ABS were purchased during the fourth quarter of 2007 from affiliates and certain ARS were purchased primarily in the fourth quarter of 2008 and first quarter of 2009. The securities acquired during the fourth quarter of 2007 included SIVs (that are collateralized by various domestic and foreign assets), residential MBS (including Alt-A and subprime collateral), CDO, and commercial loans, as well as super-senior interests retained from Company-sponsored securitizations. During the first nine months of 2009, we recognized approximately $9.3 million in net market valuation gains related to these ABS. Through sales, maturities and write downs, we reduced our exposure to these distressed assets by approximately $3.3 billion since the acquisition in the fourth quarter of 2007, reducing the exposure at September 30, 2009 to approximately $204.9 million. During the third quarter of 2009, we received approximately $6.5 million in sales proceeds and $11.0 million in payments related to securities acquired during the fourth quarter of 2007.

We continue to actively evaluate our holdings of these securities with the objective of opportunistically lowering our exposure to them. In addition, we expect paydowns to continue on many of the residential MBS. All but a small amount of the remaining acquired asset portfolio consists of SIVs undergoing enforcement proceedings and, therefore, any significant reduction in the portfolio will largely depend on the status of those proceedings. During the second quarter of 2009, one of our three remaining SIVs liquidated as a result of the completion of enforcement proceedings; this liquidation resulted in a realized gain of $1.8 million, due to the liquidation value being slightly above our recorded fair value, that was recorded in trading account profits/(losses) and commissions in the Consolidated Statements of Income/(Loss) for the nine months ended September 30, 2009. During the third quarter of 2009, we received approximately $5.5 million in partial payments on the remaining SIVs undergoing enforcement. While further losses are possible, our experience during 2008 and the first nine months of 2009 reinforces our belief that we have appropriately written these assets down to fair value as of September 30, 2009. The estimated market value of these securities is based on market information, where available, along with significant, unobservable third party data. As a result of the high degree of judgment and estimates used to value these illiquid securities, the market values could vary significantly in future periods. See “Difficult to Value Financial Assets and Liabilities” included in this MD&A for more information.

The amount of ARS recorded in trading assets at fair value totaled $184.6 million at September 30, 2009 and $133.1 million at December 31, 2008. The majority of these ARS are preferred equity securities, and the remaining securities consist of ABS backed by trust preferred bank debt or student loans.

Securities Available for Sale	Table 10

	September 30, 2009		December 31, 2008
(Dollars in millions) (Unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury and federal agencies	$4,879.2	$4,927.7	$464.6	$486.1
U.S. states and political subdivisions	968.6	1,000.3	1,018.9	1,037.4
Residential mortgage-backed securities - agency	12,155.7	12,464.0	14,424.5	14,550.1
Residential mortgage-backed securities - private	522.8	417.2	629.2	522.2
Other debt securities	791.9	800.3	302.8	294.2
Common stock of The Coca-Cola Company	0.1	1,611.0	0.1	1,358.1
Other equity securities[1]	901.4	902.4	1,443.1	1,448.4

Total securities available for sale	$20,219.7	$22,122.9	$18,283.2	$19,696.5

1 Includes $343.3 million and $493.2 million of Federal Home Loan Bank (“FHLB”) of Cincinnati and FHLB of Atlanta stock stated at par value, $360.4 million and $360.9 million of Federal Reserve Bank stock stated at par value and $197.4 million and $588.5 million of mutual fund investments stated at fair value as of September 30, 2009 and December 31, 2008, respectively.

Securities Available for Sale

The securities available for sale portfolio is managed as part of the overall asset and liability management process to optimize income and market performance over an entire interest rate cycle while mitigating risk. The size of the securities portfolio, at fair value, was $22.1 billion as of September 30, 2009, an increase of $2.4 billion, or 12.3%, from December 31, 2008. The carrying value of securities available for sale reflected $1.9 billion in net unrealized gains as of September 30, 2009, comprised of a $1.6 billion unrealized gain from our remaining 30.0 million shares of Coke common stock and $292.2 million in net unrealized gains on the remainder of the portfolio.

The average yield on securities available for sale on a fully taxable-equivalent basis for the third quarter of 2009 declined to 4.08% compared to 5.86% in the third quarter of 2008 and 4.59% in the second quarter of 2009 primarily as a result of our purchase in the third quarter of 2009 of lower-yielding U.S. treasury and agency debentures. The portfolio’s effective duration decreased to 2.5% as of September 30, 2009 from 2.8% as of December 31, 2008. Effective duration is a measure of price sensitivity of a bond portfolio to an immediate change in market interest rates, taking into consideration embedded options. An effective duration of 2.5% suggests an expected price change of 2.5% for a one percent instantaneous change in market interest rates. The credit quality of the securities portfolio remained strong with approximately 93% of the total securities available for sale portfolio rated AAA, the highest possible rating by nationally recognized rating agencies.

During the third quarter of 2009, we determined that $356.7 million in primarily retained interests and residential mortgage-backed securities, including Alt-A securities, were other-than-temporarily impaired. The total impairment charge includes $9.7 million of credit-related OTTI within net securities gains/(losses) in the Consolidated Statements of Income/(Loss) and $80.0 million of non-credit related OTTI within other comprehensive income (“OCI”). These impaired securities were valued using third party pricing data, including broker indicative bids, or expected cash flow models. See Note 3, “Securities Available for Sale,” to the Consolidated Financial Statements for further discussion.

During the third quarter of 2009, we sold approximately $3.1 billion of agency mortgage-backed securities recognizing a $55.7 million gain on those sales. These sales were associated with repositioning the mortgage-backed securities portfolio into securities we believe have higher relative value. Subsequent to September 30, 2009, we purchased approximately $3.0 billion of agency mortgage-backed securities at different contractual rates than the securities sold that are held as part of our risk management strategy designed to economically hedge the MSRs carried at the lower of cost or market.

The amount of ARS recorded in the available for sale securities portfolio totaled $160.1 million as of September 30, 2009 and $48.2 million as of December 31, 2008. Included in ARS are tax-exempt municipal securities in addition to student loan ABS.

Difficult to Value Financial Assets and Liabilities

The broad credit crisis that was triggered by the 2007 subprime loan melt-down intensified throughout 2008 and, as the broader economy continued to worsen, the credit and liquidity markets became dysfunctional. The second half of 2008 was marked by turmoil in the financial sector, with the failure or government induced acquisitions of several large banks and investment banks, increased unemployment, and further declines in real estate values. Additional liquidity adjustments were made on many securities, and wider spreads caused valuing our level 3 financial instruments to become even more difficult. The first nine months of 2009 initially saw continued volatility with the credit crisis further eroding liquidity and investor confidence; however, we began to experience the return of some stability in certain financial markets in the second and third quarters of 2009. In spite of some improvement in the market, record high mortgage delinquencies and foreclosures led to further downward pressure on residential mortgage backed products. As a result, loss projections used by investors to estimate cash flows of these products to assist in valuing the security nearly doubled, particularly for adjustable rate collateral. Prime fixed collateralized instruments were not impacted as significantly. In addition, we saw a significant increase in the delinquencies and default of commercial loan collateralized instruments, causing valuations for ABS backed by commercial and corporate loans to decline.

Fair value is the estimated price using market-based inputs or assumptions that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Current market conditions have led to diminished, and in some cases, non-existent trading in certain of the financial asset classes that we own. We are required to consider observable inputs, to the extent available, in the fair value estimation process, unless that data results from forced liquidations or distressed sales. When available, we will obtain third party broker quotes or use observable market assumptions, as these levels of evidence are the strongest support for fair value, absent current market activity in that specific security or a similar security. Despite our best efforts to maximize the use of relevant observable inputs, the current market environment has generally diminished the observability of trades and assumptions that have historically been available. As such, the degree to which significant unobservable inputs have been utilized in our valuation procedures has increased over the past two years, largely with respect to certain types of loans and securities. This decrease in observability of market data began in the third quarter of 2007 and continues to persist in certain markets in 2009. However, we have begun to observe increased trading activity in certain markets, such as corporate debt markets (both primary and secondary) and the market for Small Business Administration instruments, which has provided corroborating evidence for our estimates of fair value.

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

Pricing services and broker quotes were obtained when available to assist in estimating the fair value of level 3 instruments. The number of quotes we obtained varied based on the number of brokers following a particular security, but we generally attempt to obtain two to four quotes to determine reasonableness and comparability on a relative basis; however, the ability to obtain reasonable and reliable broker quotes or indications continues to be challenging. In addition, we placed little to no reliance on the information we received from pricing services relative to our level 3 instruments, as prices were stale or otherwise unreliable. We gained an understanding of the information used by third party pricing sources to develop their estimated values. The information obtained from third party pricing sources was evaluated and relied upon based on the degree of market transactions supporting the price indications and the firmness of the broker quotes. In most cases, the current market conditions caused the broker quotes to be indicative and the price indications and broker quotes to be supported by very limited to no recent market activity. In those instances, we weighted the third party information according to our judgment of it being a reasonable indication of the instrument’s fair value.

Generally, pricing services’ values and broker quotes obtained on level 3 instruments were indications of value based on price indications, market intelligence, and proprietary cash flow modeling techniques, but could not otherwise be supported by recent trades due to the illiquidity in the markets. These values were evaluated in relation to other securities, and other broker indications, as well as our independent knowledge of the security’s collateral. We believe that we evaluated all available information to estimate the value of level 3 instruments. The continued decline in the amount of third party information available necessitates the further use of internal models when valuing level 3 instruments. All of the techniques used and information obtained in the valuation process provides a range of estimated values, which were evaluated and compared in order to establish an estimated value that, based on management’s judgment, represented a reasonable estimate of the instrument’s fair value. It was not uncommon for the range of value of these instruments to vary widely; in such cases, we selected an estimated value that we believed was the best indication of value based on the yield a market participant in this current environment would expect.

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

We used significant unobservable inputs to fair value, on a recurring basis, certain trading assets, securities available for sale, portfolio loans accounted for at fair value, interest rate lock commitments (“IRLCs”), loans held for sale, MSRs and certain derivatives. The following table discloses assets and liabilities that have been impacted by level 3 fair value determinations.

Table 11

	As of
(Dollars in millions)	September 30, 2009	December 31, 2008
Trading assets	$475.8	$1,391.4
Securities available for sale	1,338.0	1,489.6
Loans held for sale	151.6	487.4
Loans	468.7	270.3
Other intangible assets [1]	783.2	-
Other assets [2]	57.1	73.6

Total level 3 assets	$3,274.4	$3,712.3

Total assets	$172,717.7	$189,138.0

Total assets measured at fair value	$33,072.4	$32,897.2

Level 3 assets as a percent of total assets	1.9%	2.0%
Level 3 assets as a percent of total assets measured at fair value	9.9	11.3

Long-term debt	$-	$3,496.3
Other liabilities 2, [3]	40.8	1.2

Total level 3 liabilities	$40.8	$3,497.5

Total liabilities	$149,809.5	$166,749.9

Total liabilities measured at fair value	$7,404.3	$11,456.5

Level 3 liabilities as a percent of total liabilities	0.0%	2.1%
Level 3 liabilities as a percent of total liabilities measured at fair value	0.6	30.5

1 Includes MSRs carried at fair value.

2 Includes IRLCs.

3 Includes derivative related to sale of Visa shares during the second quarter of 2009.

Securities Available for Sale and Trading Assets

Our level 3 securities available for sale include instruments totaling approximately $1.3 billion at September 30, 2009, including FHLB and Federal Reserve Bank stock, as well as certain municipal bond securities, some of which are only redeemable with the issuer at par and cannot be traded in the market; as such, no significant observable market data for these instruments is available. These nonmarketable securities total approximately $838.1 million at September 30, 2009. Level 3 trading assets total approximately $475.8 million at September 30, 2009, which includes the Coke derivative valued at approximately $30.0 million at September 30, 2009. The remaining level 3 securities, both trading assets and available for sale securities, are predominantly interests retained from Company-sponsored securitizations of commercial loans and residential mortgage loans, investments in SIVs, and MBS and ABS collateralized by a variety of underlying assets including residential mortgages, corporate obligations, and commercial real estate for which little or no market activity exists or for which the value of the underlying collateral is not market observable. We have also increased our exposure to bank trust preferred ABS, student loan ABS, and municipal securities as a result of our purchase of certain ARS as a result of failed auctions. Approximately half of the collateral in the remaining level 3 securities includes direct or repackaged exposure to residential mortgages which is widely spread across prime first and second lien mortgages, as well as subprime first and second lien mortgages that were originated from 2003 through 2007.

ARS purchased since the auction rate market began failing in February 2008 have been considered level 3 securities due to the significant decrease in the volume and level of activity in these markets which has necessitated the use of significant unobservable inputs into our valuations. We classify ARS as securities available for sale or trading securities. As of September 30, 2009, the fair value of ARS purchased is approximately $184.6 million in trading assets and $160.1 million in available for sale securities. ARS include municipal bonds, nonmarketable preferred equity securities, and ABS collateralized by student loans or trust preferred bank obligations. Under a functioning market, ARS could be remarketed with tight interest rate caps to investors targeting short-term investment securities that repriced generally every 7 to 28 days. Unlike other short-term instruments, these ARS do not benefit from backup liquidity lines or letters of credit and, therefore, as auctions began to fail, investors were left with securities that were more akin to longer-term, 20-30 year, illiquid bonds, with the anticipation that auctions will continue to fail in the foreseeable future. The combination of materially increased tenors, capped interest rates and general market illiquidity has had a significant impact on the risk profiles of these securities and has resulted in the use of valuation techniques and models that rely on significant inputs that are largely unobservable.

We saw a slight reduction in our level 3 portfolios during the third quarter of 2009 due to sales, paydowns, and/or continued deterioration in values. At September 30, 2009, we hold assets in two SIVs that are in receivership and are carried at a fair value of approximately $173.2 million. Our holdings of SIV assets increased by $4.9 million during the third quarter of 2009, due primarily to an improvement in the cash position of one SIV, offset by the partial paydown of approximately $5.5 million of another SIV. We also saw slight improvement in the values of the underlying collateral of both SIVs during the quarter ended September 30, 2009. Subsequent to September 30, 2009, we received approximately $51.5 million in proceeds from a partial paydown from the SIV that showed an improvement in cash position as of September 30, 2009. We anticipated and considered this cash payment when valuing the SIV as of September 30, 2009. The fair value of the residential MBS experiencing a downgrade from one or more rating agencies during the quarter ended September 30, 2009 totaled approximately $337.9 million at September 30, 2009. The securities include exposure to approximately $328.6 million of first lien mortgages and $9.3 million of second lien mortgages. We recognized additional unrealized trading losses of approximately $4.0 million for the nine months ended September 30, 2009 on securities downgraded during the third quarter of 2009 that are classified as trading assets. Downgraded securities classified as available for sale are included as part of our other-than-temporary impairment quarterly evaluation process. We recognized other-than-temporary impairment in earnings of approximately $15.9 million during the nine months ended September 30, 2009 related to downgraded residential MBS for which we expect credit losses to occur. Approximately $97.0 million of unrealized losses remains in other comprehensive income related to residential MBS available for sale that were downgraded in the third quarter of 2009. If future performance in the underlying collateral of private residential MBS further declines, we would anticipate additional downgrades and valuation reductions, as well as OTTI adjustments taken through earnings.

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

Due to the continued illiquidity and credit risk of level 3 securities, these market values are highly sensitive to assumption changes and market volatility. In many instances, pricing assumptions for level 3 securities may fall within an acceptable range of values. In those cases, we attempt to consider all information to determine the most appropriate price within that range. Improvements may be made to our pricing methodologies on an ongoing basis as observable and relevant information becomes available to us. Sales, trading and settlement activity were scarce in the third quarter of 2009 for many of our level 3 securities; however, we maintained consistency in our pricing methodology and processes, and incorporated any relevant changes to the valuation assumptions needed to ensure a supportable fair value for these illiquid securities, based on market conditions at September 30, 2009.

During the third quarter of 2009, we recognized through earnings $1.2 million in net trading and securities gains related to trading assets and securities available for sale classified as level 3. While we believe we have utilized all pertinent market data in establishing an appropriate fair value for our securities, current market conditions result in wide price ranges used to evaluate market value. While it is difficult to accurately predict the ultimate cash value of these securities, we believe the amount that would be ultimately realized if the securities were held to settlement or maturity will generally be greater than the current fair value of the securities classified as level 3. This assessment is based on the current performance of the underlying collateral, which is experiencing elevated losses but generally not to the degree that correlates to current market values, which is pressured downward in this market due to liquidity issues and other broad macroeconomic conditions. It is reasonably likely that this market volatility will continue as a result of a variety of external factors, including but not limited to economic conditions, the sale of assets under government-sponsored programs, the restructuring of SIVs, and third party sales of securities, some of which could be large-scale.

During the nine months ended September 30, 2009, we purchased $233.7 million of level 3 ARS of which $86.1 million was classified as trading securities and $147.6 million was classified as securities available for sale. We redeemed stock in the FHLB of approximately $150.8 million which is classified as level 3 available for sale securities, and had approximately $949.0 million of net purchases, sales, issuances, settlements, maturities and paydowns on level 3 trading and available for sale securities. We also transferred certain available for sale securities into level 3 due to the illiquidity of these securities and lack of market observable information to value these securities. In addition, we transferred certain trading securities and long-term debt out of level 3. Available for sale securities that were transferred into level 3 consist of municipal bonds for which no observable trading activity exists. The U.S. Treasury and federal agency trading securities that were transferred out of level 3 were Small Business Administration securities for which the volume and level of observable trading activity had significantly decreased in prior quarters, but for which we began to observe limited increases in such activity during the three months ended March 31, 2009 and significant increases in such activity during the three months ended June 30, 2009. This level of activity provided us with sufficient market evidence of pricing, such that we did not have to make any significant adjustments to observed pricing, nor was our pricing based on unobservable data. As such, this portfolio was transferred out of level 3.

Most derivative instruments are level 1 or level 2 instruments, except for the IRLCs and Visa litigation related derivative, discussed below, and the equity forward agreements we entered into related to our investment in Coke common stock, which are level 3 instruments. Because the value of these equity forward agreements is primarily driven by the embedded equity collars on the Coke common shares, a Black-Scholes model is the appropriate valuation model. Most of the assumptions are directly observable from the market, such as the per share market price of Coke common stock, interest rates, and the dividend rate on Coke common stock. Volatility is a significant assumption and is impacted both by the unusually large size of the trade and the long tenor until settlement. The forwards carried scheduled terms of approximately six and a half and seven years from the effective date, and as such, the observable and active options market on Coke does not provide for any identical or similar instruments. As a result, we receive estimated market values from a market participant who is knowledgeable about Coke equity derivatives and is active in the market. Based on inquiries of the market participant as to their procedures as well as our own valuation assessment procedures, we have satisfied ourselves that the market participant is using methodologies and assumptions that other market participants would use in arriving at the fair value of the Agreements. At September 30, 2009, the Coke equity forwards were in an asset position to us of approximately $30.0 million.

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

During the nine months ended September 30, 2009, we transferred $301.3 million of loans that were previously designated as held for sale to held for investment, as they were determined to be no longer marketable. Of this amount, $272.1 million were loans held for sale reported at fair value and will continue to be reported at fair value as loans held for investment.

Other Intangible Assets

We record MSRs at fair value on both a recurring and non-recurring basis. See Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements for discussion of the valuation methodology, underlying assumptions and validation procedures performed.

Other Assets/Liabilities, net

During the second quarter of 2009, in connection with our sale of Visa Class B shares, we entered into a derivative contract whereby the ultimate cash payments received or paid, if any, under the contract are based on the ultimate resolution of litigation involving Visa. The value of the derivative is estimated based on our expectations regarding the ultimate resolution of that litigation, which involves a high degree of judgment and subjectivity. As a result, the value of the derivative liability was classified as a level 3 instrument. See Note 13, “Reinsurance Arrangements and Guarantees”, to the Consolidated Financial Statements for further discussion.

The fair value methodology and assumptions related to our IRLCs is described in Note 15, “Fair Value Election and Measurement,” to the Consolidated Financial Statements.

Long Term Debt

We previously elected to carry at fair value $3.6 billion (par) of our publicly-issued, fixed rate debt. The debt consists of a number of different issuances that carry coupon rates ranging from 5.00% to 7.75%, resulting in a weighted average rate of 5.93%, and maturities from May 1, 2010 through April 1, 2020, resulting in a weighted average life of 5.2 years.

Credit spreads widened throughout 2008 and the first quarter of 2009 in connection with the continued deterioration of the broader financial markets and a number of failures in the financial services industry. However, credit spreads tightened in the second and third quarters of 2009 after the SCAP results were published and additional capital was raised. Further fluctuations in our credit spreads are likely to occur in the future based on instrument specific and broader market conditions. To mitigate the prospective impact of spread tightening, we completed the repurchase of approximately $386.6 million of our publicly-traded long-term debt during the year ended December 31, 2008. No fair value public debt was repurchased during the nine month period ended September 30, 2009.

We also hold $79.2 million of fixed rate corporate bonds referencing financial services companies to provide some level of offset to the changes in our credit spreads. We entered into pay-fixed interest rate swaps to offset the changes in fair value of those corporate bonds due to interest rate movement. To mitigate the impact of fair value changes on our debt due to interest rate movement, we generally enter into interest rate swaps; however, at times, we may also purchase fixed rate agency MBS to achieve this offset in interest rates. There were no agency MBS held as of September 30, 2009 for this purpose. See the “Trading Assets and Liabilities” section included in the MD&A for more information.

We have historically used quotes from a third party pricing service as our primary source for valuation and have deemed such quotes as reasonable estimates of fair value by utilizing broker quotes and/or institutional trading data , when available, as corroborating evidence. Secondary trading activity had begun to increase in the first quarter of 2009 and we observed continued increases in the volume and level of activity in the secondary markets through the third quarter of 2009. In addition, we observed issuances in the primary markets of similar securities. Because we had a sufficient amount of observable market pricing upon which to base our valuation, we utilized that data as the primary source for valuing the fixed rate debt. Given that observable market data was used, we transferred our fixed rate debt out of level 3 as of the end of the second quarter.

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

Capital Ratios	Table 12

(Dollars in millions)	September 30 2009	December 31 2008
Tier 1 capital	$18,214.4	$17,613.7
Total capital	23,053.2	22,743.4
Risk-weighted assets	144,794.6	162,046.4

Tier 1 capital	$18,214.4	$17,613.7
Less:
Qualifying trust preferred securities	2,358.8	2,847.3
Preferred stock	4,911.4	5,221.7
Allowable minority interest	102.1	101.8

Tier 1 common equity	$10,842.1	$9,442.9

Risk-based ratios:
Tier 1 common equity	7.49%	5.83%
Tier 1 capital	12.58	10.87
Total capital	15.92	14.04
Tier 1 leverage ratio	11.08	10.45
Total shareholders’ equity to assets	13.26	11.90

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

Both the Company and our subsidiary, the Bank, are subject to a minimum Tier 1 capital and Total capital ratios of 4% and 8%, respectively, of risk-weighted assets, as prescribed by our primary regulator, the Federal Reserve. To be considered “well-capitalized,” ratios of 6% and 10%, respectively, are required. Additionally, the Company and the Bank are subject to Tier 1 leverage ratio requirements, which measure Tier 1 capital against average total assets, less purchase accounting intangibles such as goodwill and core deposit intangibles. The minimum and well-capitalized ratios are 3% and 5%, respectively. Our regulatory capital ratios are significantly in excess of the regulatory requirements for well-capitalized status.

The Tier 1 common equity, Tier 1 capital, and Total capital ratios improved from 5.83%, 10.87%, and 14.04%, respectively, at December 31, 2008 to 7.49%, 12.58%, and 15.92%, respectively, at September 30, 2009. The primary drivers of the increase were the successful completion of our capital plan during the second quarter of 2009 and a $17.3 billion, or 10.6%, reduction in risk-weighted assets. The reduction in risk-weighted assets was due to a decline in tangible assets as well as unfunded lending commitments. The reduction in tangible assets was due primarily to the decline in loans held for investment. Also contributing to the reduction in tangible assets was the settlement of MBS sales occurring in January of 2009 and a reduction in trading securities and commercial loan commitments and letters of credit during the nine months ended September 30, 2009.

The Board of Governors of the Federal Reserve System, the Federal Reserve Banks, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency completed, in May 2009, the SCAP review of the potential capital needs through the end of 2010 of the nineteen largest U.S. bank holding companies. The Federal Reserve advised us that based on the SCAP review, we presently have and are projected to continue to have Tier 1 capital well in excess of the amount required to be well capitalized through the forecast period under both the baseline scenario and the more adverse-than-expected scenario (“more adverse”) as prepared by the U.S. Treasury. The SCAP’s more adverse scenario represented a hypothetical scenario that involves a recession that is longer and more severe than consensus expectations and results in higher than expected credit losses, but is not a forecast of expected losses or revenues. The Federal Reserve advised us in May 2009, based on the more adverse scenario, that we needed to adjust the composition of our Tier 1 capital by increasing the Tier 1 common equity portion by $2.2 billion. The additional common equity was necessary to maintain Tier 1 common equity at 4% of risk weighted assets under the more adverse scenario, as specified by a new regulatory standard that was introduced as part of the stress test. They also intend the additional common equity to serve as a buffer against higher losses than generally expected and to allow such bank holding companies to remain well capitalized and able to lend to creditworthy borrowers should such losses materialize.

As a result of the Federal Reserve establishing this capital target, we successfully completed a capital plan during the second quarter of 2009 that adjusted the composition of our Tier 1 capital by increasing the portion that is composed of Tier 1 common equity. The capital plan consisted of various transactions that generated an additional $2.3 billion in Tier 1 common equity; $2.1 billion of which was raised in the second quarter. The transactions utilized to increase our Tier 1 common equity consisted of the issuance of common stock, gains realized upon the purchase of certain of our preferred stock and hybrid debt securities, and the sale of Visa Class B shares. The common stock offering raised $1.8 billion in Tier 1 common equity, the purchase of hybrid debt securities created an addition to Tier 1 common equity of $120.8 million, and the gain on sale of the Visa Class B shares resulted in an addition to Tier 1 common equity of $70.1 million. While increasing our total and Tier 1 capital, the results of the common stock offering also diluted our common share count and related book value per share. The 142 million new shares issued in the common offering significantly contributed to the $12.68 decrease from year end, to $36.06, in our book value per common share and the $5.34 decrease from year end in our tangible book value per common share to $23.35 at September 30, 2009.

We declared and paid common dividends totaling $5.0 million during the three months ended September 30, 2009, or $0.01 per common share, compared to $272.2 million, or $0.77 per common share, during the same period in 2008. During the nine months ended September 30, 2009, we declared and paid common dividends totaling $77.6 million, or $0.21 per common share, compared to $813.0 million, or $2.31 per common share, during the same period in 2008. In addition, we declared dividends payable during the three and nine months ended September 30, 2009 of $1.8 million and $12.4 million, respectively, on our Series A preferred stock compared to $5.1 million and $17.2 million, respectively, for the same periods in the prior year. Further, during the three and nine months ended September 30, 2009, we declared dividends payable of $60.6 million and $182.1 million, respectively, to the U.S. Treasury on the Series C and D Preferred Stock issued to the U.S. Treasury. During the third quarter, we reduced the common dividend from the prior level of $0.10 per share to $0.01 per share effective for the quarterly dividend paid in September 2009. Additionally, it is not likely that we will increase our dividend until we have returned to profitability and obtained the consent of our applicable regulators.

We are subject to certain restrictions on our ability to increase the dividend as a result of participating in the U.S. Treasury’s Capital Purchase Program (“CPP). Generally, we may not pay a regular quarterly cash dividend more than $0.77 per share of common stock prior to November 14, 2011, unless either (i) we have redeemed the Series C and Series D Preferred Stock, (ii) the U.S. Treasury has transferred the Series C and Series D Preferred Stock to a third party, or (iii) the U.S. Treasury consents to the payment of such dividends in excess of such amount. Additionally, if we increase our quarterly dividend above $0.54 per share prior to the tenth anniversary of our participation in the CPP, then the exercise price and the number of shares to be issued upon exercise of the warrants issued in connection with our participation in the CPP will be proportionately adjusted. The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend. The formulas are contained in the warrant agreements. There also exists limits on the ability of the Bank to pay dividends to SunTrust Banks, Inc. (the “Parent Company”). Substantially all of our retained earnings are undistributed earnings of the Bank, which are restricted by various regulations administered by federal and state bank regulatory authorities. There was no capacity for payment of cash dividends to the Parent Company under these regulations at September 30, 2009.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed below.

Income Taxes

Generally, accounting standards require companies to provide for income taxes each quarter based on their estimate of the effective tax rate for the full year. In 2008, we applied an estimated annual effective tax rate to the interim period pre-tax earnings to derive the income tax provision or benefit for each quarter. ASC 740-270-30-18 permits the use of the actual year to date effective tax rate when a reliable estimate of the annual effective tax rate cannot be made. Due to the recent volatility and uncertainty in the current economic environment and deterioration in certain economic indicators in the fourth quarter of 2008, the 2009 income tax benefit applies this alternative method and computes the discrete income tax benefit and the effective tax rate for interim periods using actual year-to-date results.

Goodwill

In 2008, our reporting units were comprised of Retail, Commercial, Commercial Real Estate, Mortgage, Corporate and Investment Banking, Wealth and Investment Management, and Affordable Housing. We changed our business segments in 2009. Among other changes, we combined the Consumer Lending business unit with the Mortgage reporting unit and renamed the combined unit as Household Lending; previously Consumer Lending was included in the Retail reporting unit. See Note 17, “Business Segment Reporting” to the Consolidated Financial Statements for a discussion regarding the changes to our reportable segments.

We review the goodwill of each reporting unit for impairment on an annual basis, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is below the carrying value of its equity. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses which require assumptions, as well as guideline company and guideline transaction information, where available. The inputs and assumptions specific to each reporting unit are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. We assess the reasonableness of the estimated fair value of the reporting units by giving consideration to our market capitalization over a reasonable period of time; however, due to the significant and unprecedented volatility in market capitalization of the financial institution’s sector, supplemental information is applied based on observable multiples from guideline transactions, adjusting to reflect our specific factors, as well as current market conditions.

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

We perform the second step of the goodwill impairment evaluation, which involves calculating the implied fair value of the goodwill for those reporting units when we determine that it is more likely than not that the fair value of the reporting units is less than their respective carrying value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, is individually evaluated. The excess of the fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied fair value of goodwill. We estimate the fair value of each reporting unit’s assets and liabilities, including previously unrecognized intangible assets, through a variety of valuation techniques that incorporated interest rates, credit or nonperformance risk, as well as market risk premiums that are indicative of the current economic environment. The estimated values are based on an exit price and reflect management’s expectations regarding how a market participant would value the assets and liabilities.

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

The values separately derived from each valuation technique (i.e., discounted cash flow, guideline company, guideline transaction, and asset accumulation) are used to develop an overall estimate of a reporting unit’s fair value. The discounted cash flow approach is generally weighted 70% and the market based approaches are generally weighted 30%. The weightings may be adjusted based on the degree of relevant market based information. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the selection and weightings that are most representative of fair value.

Growth Assumptions

Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, anticipated loan and deposit growth, forward interest rates, historical performance, and industry and economic trends, among other considerations. The long-term growth rate used in determining the terminal value of each reporting unit was estimated at 4% in 2009 based on management’s assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

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

Economic and market conditions can vary significantly which may cause increased volatility in a company’s stock price, resulting in a temporary decline in market capitalization. In those circumstances, current market capitalization may not be an accurate indication of a market participant’s estimate of entity-specific value measured over a reasonable period of time. We believe that this volatility may be tied to market sentiment pertaining to the overall banking sector and concerns regarding dilution of common shareholders, rather than the result of company-specific adjustments to cash flows, guideline multiples, or asset values which would have influenced the fair value of reporting units. As a result, the use of market capitalization has become a less relevant measure to assess the reasonableness of the aggregate value of the reporting units. Therefore, we supplement the market capitalization information with other observable market information that provided benchmark valuation multiples from transactions over the last year and a half. These multiples allow us to estimate an aggregate purchase value and implied premium based on current market conditions and the estimated net asset fair value for SunTrust.

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

The size of the implied goodwill is significantly affected by the estimated fair value of loans. The estimated fair value of the loan portfolios is based on an exit price, and the assumptions used are intended to approximate those that a market participant would use in valuing the loans in an orderly transaction, including a market liquidity discount. The significant market risk premium that is a consequence of distressed market conditions is a significant contributor to valuation discounts associated with loans. Future changes in the fair value of a reporting unit’s net assets could result in future goodwill impairment. For example, to the extent that market liquidity returns and the fair value of the individual assets of a reporting unit increases at a faster rate than the fair value of the reporting unit as a whole, that may cause the implied goodwill of a reporting unit to be lower than the carrying value of goodwill, resulting in goodwill impairment.

ENTERPRISE RISK MANAGEMENT

There have been no significant changes in the Enterprise Risk Management introduction presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Credit Risk Management

Other than those discussed in the “Allowance for Loan and Lease Losses” section of this MD&A, there have been no significant changes in our credit risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Operational Risk Management

There have been no significant changes in our operational risk management practices as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Market Risk Management

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices, commodity prices, and other relevant market rates or prices. Interest rate risk, defined as the exposure of net interest income and Economic Value of Equity (“EVE”) to adverse movements in interest rates, is our primary market risk, and mainly arises from the structure of the balance sheet. We are also exposed to market risk in our trading activities, Coke common stock, MSRs, loan warehouse and pipeline, and debt carried at fair value. The Asset and Liability Committee (“ALCO”) meets regularly and is responsible for reviewing our open positions and establishing policies to monitor and limit exposure to market risk. The policies established by ALCO are reviewed and approved by our Board of Directors.

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

Rate Change (Basis Points)	Economic Perspective Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2009	December 31, 2008
+100	1.8%	3.5%
-100	(0.3%)	(0.1%)

The recognition of interest rate sensitivity from an economic perspective (above) is different from a financial reporting perspective (below) due to certain interest rate swaps that are used as economic hedges for fixed rate debt. The above profile includes the recognition of the net interest payments from these swaps, while the profile below does not include the net interest payments. The swaps are accounted for as trading assets and therefore, the benefit to income due to a decline in short term interest rates will be recognized as a gain in the fair value of the swaps and will be recorded as an increase in trading account profits/(losses) and commissions from a financial reporting perspective.

Rate Change (Basis Points)	Financial Reporting Perspective Estimated % Change in Net Interest Income Over 12 Months
	September 30, 2009	December 31, 2008
+100	2.3%	4.2%
-100	(0.6%)	(1.3%)

As of September 30, 2009, the EVE profile indicates modest changes with respect to an instantaneous 100 basis point change in rates.

Rate Shock (Basis Points)	EVE Sensitivity Estimated % Change in EVE
	September 30, 2009	December 31, 2008
+100	(3.1%)	(4.2%)
-100	1.5%	1.8%

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

We have developed policies and procedures to manage market risk associated with trading, capital markets and foreign exchange activities using a value-at-risk (“VAR”) approach that determines total exposure arising from interest rate risk, equity risk, foreign exchange risk, spread risk, and volatility risk. For trading portfolios, VAR measures the estimated maximum loss from a trading position, given a specified confidence level and time horizon. VAR exposures and actual results are monitored daily for each trading portfolio. Our VAR calculation measures the potential losses using a 99% confidence level with a one day holding period. This means that, on average, losses are expected to exceed VAR two or three times per year. We had zero backtest exceptions to our overall VAR during the last twelve months. The following table displays high, low, and average VAR for the quarters ended September 30, 2009 and 2008.

(Dollars in millions)	September 30, 2009	September 30, 2008
Average VAR	$22.7	$24.5
High VAR	$25.6	$27.8
Low VAR	$20.7	$16.5

The lower average VAR during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008 is primarily due to the sale of acquired assets. Trading assets net of trading liabilities averaged $4.2 billion and $7.2 billion for the quarters ended September 30, 2009 and 2008, respectively. Trading assets net of trading liabilities were $4.1 billion and $7.0 billion at September 30, 2009 and 2008, respectively. Declines in average and ending trading assets net of trading liabilities primarily relate to balance sheet management activities.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we attempt to structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail deposits, long-term debt, wholesale deposits, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, considering operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.

Our ALCO measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its monthly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by ALCO. In addition, the Risk Committee of our Board of Directors sets liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.

We have a contingency funding plan that assesses liquidity needs that may arise from certain stress events such as credit rating downgrades, rapid asset growth, and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include capacity to borrow at the Federal Reserve discount window and from the FHLB system and the ability to sell, pledge or borrow against unencumbered securities in the Bank’s investment portfolio. As of September 30, 2009, the potential liquidity from these three sources totaled $29.6 billion—an amount we believe exceeds any contingent liquidity needs.

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

The Bank and the Parent Company experienced credit rating downgrades from Moody’s, Standard & Poor’s (“S&P”) and Fitch Ratings (“Fitch”) during the first half of 2009. As of September 30, 2009, the senior, long-term debt ratings for the Bank were A2, A- and A- from Moody’s, S&P and Fitch, respectively. The comparable senior, long-term debt ratings for the Parent Company as of September 30 were Baa1, BBB+ and A-. As of September 30, 2009, the Bank’s short-term ratings were P-1, A-2, and F1 from Moody’s, S&P and Fitch, while the short-term Parent Company ratings were P-2, A-2 and F1, respectively.

S&P’s April downgrade of the Bank’s short-term credit rating from A-1 to A-2 materially impacted some of our business activities. The activities most affected were two off-balance sheet businesses: our asset-backed commercial paper conduit, Three Pillars, and our variable rate demand obligation (“VRDO”) remarketing operation, both of which depend upon the support of investors who primarily purchase obligations rated A-1 or equivalent. The Bank and the Parent Company have purchased certain amounts of Three Pillars’ overnight CP at estimated market rates, on a discretionary and non-contractual basis (See “Difficult to Value Financial Assets” included in this MD&A for more information). During the third quarter, the outstanding amount of Three Pillars’ CP that we own has declined, from approximately 90% as of June 30, 2009 to approximately 60% as of September 30, 2009, thus reducing this use of Bank and Parent Company liquidity.

We conduct remarketing of municipal securities known as VRDOs. The Bank backs most of these securities with letters of credit which allow investors to put or tender the VRDOs for repayment. After the S&P downgrade, a substantial portion of our VRDO investors tendered their bonds for repayment, which required the Bank to provide liquidity by funding the letters of credit backing the tendered VRDOs. The Bank’s contingency funding plans anticipated this potential use of liquidity, and the Bank has secured ample liquidity for the VRDO program as the funded loans have come on to our balance sheet. During the third quarter, this use of Bank liquidity declined as investor demand for remarketed VRDOs increased and VRDO clients were able to find alternative sources of funding.

The Bank (frequently) and the Parent Company (infrequently) borrow in the money markets using instruments such as Fed funds, Eurodollars, or commercial paper. Lenders in these unsecured instruments extend credit lines to borrowers based in large part upon the borrower’s credit ratings from the largest nationally recognized statistical ratings organizations (Moody’s, S&P and Fitch). After the S&P downgrade in April 2009, the Bank experienced a decrease in its available credit lines which reduced its depth of access and slightly increased its cost of borrowing in these instruments. The impact on the Bank’s daily funding was mitigated greatly by its conservative liquidity profile and prudent liquidity management. During the third quarter, the Parent Company had no commercial paper outstanding and the Bank was a net lender of Fed funds and Eurodollars.

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

Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. During 2009, the Bank has experienced strong core deposit growth. Core deposits totaled $113.6 billion as of September 30, 2009, up from $105.3 billion as of December 31, 2008. The Bank has used core deposit growth to replace short-term wholesale funding, contributing to the Bank’s strong liquidity position. For example, the Bank’s overnight borrowing position remained well below historical norms during the first nine months of 2009.

We maintain access to a diversified base of wholesale funding sources. These uncommitted sources include Fed funds purchased from other banks, securities sold under agreements to repurchase, negotiable certificates of deposit, offshore deposits, FHLB advances, global bank notes, and commercial paper. Aggregate wholesale funding totaled $28.5 billion as of September 30, 2009 compared to $44.0 billion as of December 31, 2008. Net short-term unsecured borrowings, which includes wholesale domestic and foreign deposits and Fed funds purchased, totaled $8.3 billion as of September 30, 2009, down from $14.2 billion as of December 31, 2008.

An additional source of wholesale liquidity is our access to the capital markets. The Parent Company maintains an SEC shelf registration statement from which it may issue senior or subordinated notes, and various capital securities such as common or preferred stock. The Parent Company has authority to issue $3 billion of securities. The Bank maintains a Global Bank Note program under which it may issue senior or subordinated debt with various terms. As of September 30, 2009, the Bank had capacity to issue $30.8 billion of notes under the Global Bank Note program. Borrowings under these programs are designed to appeal primarily to domestic and international institutional investors. Institutional investor demand for these securities is dependent upon numerous factors, including but not limited to our credit ratings and investor perception of financial market conditions and the health of the banking sector. Our capacity under these programs refers to authorization granted by our Board of Directors, and does not refer to a commitment to purchase by any investor. The Bank retains approximately $485 million of capacity to issue debt under the TLGP; however, we have no plans to issue additional debt under that program.

Parent Company Liquidity. We measure Parent Company liquidity by comparing sources of liquidity from short-term assets, such as unencumbered and other investment securities and cash, relative to short-term liabilities, which include overnight sweep funds, seasoned long-term debt, and commercial paper. As of September 30, 2009, the Parent Company had $6.6 billion in such sources compared to short-term debt of $1.6 billion. We also manage the Parent Company’s liquidity by structuring its maturity schedule to minimize the amount of debt maturing within a short period of time. Approximately $300 million of Parent Company debt matured in October 2009 and $300 million is scheduled to mature during 2010. Much of the Parent Company’s liabilities are long-term in nature, coming from the proceeds of our capital securities and long-term senior and subordinated notes.

The primary uses of Parent Company liquidity include debt service, dividends on capital instruments, the periodic purchase of investment securities, and loans to our subsidiaries. We believe the Parent Company holds ample cash to satisfy these working capital needs. We fund corporate dividends primarily with dividends from our banking subsidiary. We are subject to both state and federal banking regulations that limit our ability to pay common stock dividends in certain circumstances. In the context of the ongoing economic recession and credit market turmoil, we reduced our quarterly common stock dividend. Effective for the quarterly dividend paid in September 2009, the common stock dividend was $0.01 per share. It is not likely that we will increase our dividend until we have returned to profitability and obtained the consent of our applicable regulators.

Recent Market and Regulatory Developments. Financial market conditions remained under a state of stress during the first half of 2009. As a result, the federal banking regulatory agencies reviewed the nineteen largest U.S. banks pursuant to the Supervisory Capital Assessment Program, which is discussed in greater detail in the “Capital Resources” section of this MD&A.

Pursuant to the SCAP results, we executed several transactions as part of a formalized capital plan approved by the Federal Reserve that increased Tier 1 common equity by $2.3 billion and incidentally raised liquidity at both the Parent Company and the Bank. The transactions included the sale of $1.8 billion of common stock, a $750 million cash tender for certain hybrid debt securities, and selling various corporate assets. The sale of additional shares of common stock, through both “at-the-market” and marketed offerings, provided substantial additional long-term liquidity to the Parent Company. The purchase of hybrid debt securities used approximately $525.0 million of Parent Company liquidity since these hybrid securities were obligations of the Parent Company. The net effect of these capital actions was to increase Parent Company liquidity by approximately $1.3 billion. Moreover, the aforementioned asset sales generated $112.1 million of liquidity at the Bank.

Other Liquidity Considerations. As detailed in Table 13, we had an aggregate potential obligation of $74.4 billion to our customers in unused lines of credit at September 30, 2009. Commitments to extend credit are arrangements to lend to a customer who has complied with predetermined contractual obligations. We also had $10.2 billion in letters of credit as of September 30, 2009, most of which are standby letters of credit, which require that we provide funding if certain future events occur. Our lines and letters of credit have declined since year end due to our decision to reduce exposure to certain higher risk areas, as well as due to clients’ decision to not renew their lines and letters of credit as a result of their decreased need for these facilities as they pay down their debt and reduce their need for working capital. Approximately $6.9 billion of these letters as of September 30, 2009 support VRDOs, as previously discussed. In addition, approximately $4.2 billion of lines of credit as of September 30, 2009 support commercial paper issued by Three Pillars to investors not affiliated with us or Three Pillars. No amounts are currently outstanding related to Three Pillars’ lines of credit. For more information about Three Pillars, see Note 7, “Certain Transfers of Financial Assets, Mortgage Servicing Rights and Variable Interest Entities,” to the Consolidated Financial Statements.

In the third quarter of 2009, the FDIC, in response to the need to replenish the Deposit Insurance Fund (“DIF”) that has declined as a result of recent bank failures, announced proposed details of a DIF restoration plan. The restoration plan, if approved, will require all FDIC insured banks to prepay their risk-based assessments for the years 2010 through 2012. The assessments, usually due quarterly, will be estimated for the three future years and paid prior to December 31, 2009 at current rates. In conjunction with the adoption of this rule, the FDIC also approved a three-basis point increase in assessment rates effective on January 1, 2011. The current estimate of the amount we would pay by year end is approximately $950 million. We anticipate funding this amount using our existing available liquidity.

Certain provisions of long-term debt agreements and the lines of credit prevent us from creating liens on, disposing of, or issuing (except to related parties) voting stock of subsidiaries. Further, there are restrictions on mergers, consolidations, certain leases, sales or transfers of assets, and minimum shareholders’ equity ratios. As of September 30, 2009, we were and expect to remain in compliance with all covenants and provisions of these debt agreements.

As of September 30, 2009, our cumulative UTBs amounted to $225.1 million. Interest related to UTBs was $41.9 million as of September 30, 2009. These UTBs represent the difference between tax positions taken or expected to be taken in our tax returns and the benefits recognized and measured in accordance with guidance for income taxes in ASC 740-10. The UTBs are based on various tax positions in several jurisdictions and, if taxes related to these positions are ultimately paid, the payments would be made from our normal, operating cash flows, likely over multiple years.

Unfunded Lending Commitments			Table 13
(Dollars in millions) (Unaudited)	September 30 2009	December 31 2008
Unused lines of credit
Commercial	$35,717.5	$37,167.1
Mortgage commitments[1]	13,223.7	17,010.4
Home equity lines	15,715.1	18,293.8
Commercial real estate	2,148.3	3,652.0
Commercial paper conduit	4,215.8	6,060.3
Credit card	3,396.3	4,167.8

Total unused lines of credit	$74,416.7	$86,351.4

Letters of credit
Financial standby	$9,955.7	$13,622.8
Performance standby	162.8	220.2
Commercial	71.8	99.0

Total letters of credit	$10,190.3	$13,942.0

1 Includes $4.2 billion and $7.2 billion in IRLCs accounted for as derivatives as of September 30, 2009 and December 31, 2008, respectively.

Other Market Risk

Except for as discussed below, there have been no other significant changes to our management of other market risk as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

We historically have not actively hedged MSRs, but have managed the market risk through our overall asset/liability management process with consideration to the natural counter-cyclicality of servicing and production that occurs as interest rates rise and fall over time with the economic cycle as well as with securities available for sale. As of January 1, 2009, we designated the 2008 MSRs vintage and all future MSRs production at fair value.

Relative to the fair value portion of our retained MSRs, we added $205.8 million of new production during the quarter bringing the total new production during the nine month period to $585.5 million. The MSRs being carried at fair value total $783.2 million as of September 30, 2009. MSRs are managed within established risk limits and are monitored as part of various governance processes.

We recorded an increase in fair value to the MSRs of $1.9 million during the third quarter of 2009 and a cumulative reduction in fair value of $2.3 million for the nine months ended September 30, 2009, including “decay” resulting from the realization of expected monthly net servicing cash flows and net of the mark to market adjustments on the related hedges.

Relative to the amortized cost portion of our retained MSRs, an impairment recovery gain was recorded in the Consolidated Statements of Income/(Loss) of $0.5 million during the current quarter which brought the cumulative recovery gain to $188.7 for the nine months ended September 30, 2009. We continued to hold, as of September 30, 2009, $639.5 million of amortized cost MSRs. As part of the annual election process, we will be evaluating the potential of designating at fair value, additional MSRs currently carried at amortized cost. This evaluation and decision will be made during the fourth quarter and if a designation is made, will be effective January 1, 2010.

CONTRACTUAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations, including obligations to make future payments on debt and lease arrangements, contractual commitments for capital expenditures, and service contracts. In the first quarter of 2009, we issued $576.0 million of unsecured senior floating rate notes maturing in 2012 under the terms of the TLGP. During the first nine months of 2009, we repaid $7.1 billion of FHLB advances; $4.4 billion of which was maturing in 1-3 years and $2.7 billion which was maturing in 3-5 years. Short-term borrowings decreased from $9.5 billion as of December 31, 2008 to $4.9 billion as of September 30, 2009. There were no other significant updates to our contractual commitments as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

BUSINESS SEGMENTS

See Note 17, “Business Segment Reporting,” to the Consolidated Financial Statements for discussion of our segment structure, basis of presentation and internal management reporting methodologies.

The following analysis details the operating results for each line of business for the three and nine month periods ended September 30, 2009 and 2008. Prior periods have been restated to conform to the current period’s presentation.

Net Income/(Loss)				Table 14
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)(Unaudited)	2009	2008	2009	2008
Retail and Commercial	($103,235)	$117,826	($416,708)	$453,041
Corporate and Investment Banking	18,447	35,512	97,208	146,842
Household Lending	(327,056)	(202,106)	(1,020,102)	(387,486)
Wealth and Investment Management	11,869	1,766	40,225	143,666
Corporate Other and Treasury	114,336	307,220	280,537	785,488
Reconciling Items	(31,302)	52,226	(296,728)	1,810

Average Loans and Deposits				Table 15
	Three Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
(Dollars in thousands)(Unaudited)	2009	2008	2009	2008
Retail and Commercial	$48,745,228	$51,097,300	$92,630,845	$81,316,448
Corporate and Investment Banking	20,085,882	21,554,404	6,614,649	6,308,541
Household Lending	42,490,681	44,467,000	3,253,569	2,337,813
Wealth and Investment Management	8,188,216	8,257,310	11,308,478	9,550,431
Corporate Other and Treasury	286,911	285,545	719,953	814,656

	Nine Months Ended September 30
	Average Loans		Average Consumer and Commercial Deposits
	2009	2008	2009	2008
Retail and Commercial	$49,835,876	$50,630,543	$90,068,715	$82,037,797
Corporate and Investment Banking	21,858,078	20,768,297	7,056,760	6,383,093
Household Lending	42,957,463	44,914,544	3,291,885	2,307,752
Wealth and Investment Management	8,229,785	8,117,945	10,808,656	9,637,801
Corporate Other and Treasury	197,998	292,585	719,472	756,396

Retail and Commercial Banking

Nine Months Ended September 30, 2009 vs. 2008

Retail and Commercial Banking reported a net loss of $416.7 million for the first nine months of 2009, compared to net income of $453.0 million reported in the first nine months of 2008. The decrease was mainly driven by credit-related losses including increases in provision for loan losses due to increased net charge-offs, increased credit-related noninterest expense, and impairment of goodwill related to the Commercial Real Estate and Affordable Housing businesses.

Net interest income decreased $173.5 million, or 9.0%. Average loan balances declined $0.8 billion, or 1.6%, with decreases in commercial real estate and residential mortgage loans partially offset by increases in equity lines, tax-exempt loans, and nonaccrual loans. Loan-related net interest income decreased $57.5 million, or 7.4% due to the lower volume at decreased spreads. Average consumer and commercial deposit balances increased $8.0 billion, or 9.8%, primarily in higher yielding interest-bearing deposits as the economic environment has influenced customer product preference. NOW and money market accounts increased a combined $4.9 billion, or 13.1%, while certificates of deposit and IRA accounts increased $2.1 billion, or 8.1%. Low cost demand deposit and savings accounts combined increased $1.0 billion, or 5.4%. Despite the deposit growth, deposit-related net interest income declined by $93.6 million, or 6.8%, driven by the change in mix as well as the decrease in the rate environment which drove a decrease in the relative value of demand deposits.

Provision for loan losses increased $453.9 million over the same period in 2008. The provision increase was most pronounced in real estate construction and home equity lines reflecting the deterioration in the residential real estate market. Provision for commercial loans also increased, primarily due to net charge-offs on lines of credit to smaller commercial clients.

Total noninterest income decreased $43.1 million, or 4.1%, compared to the same period in 2008. This decrease was driven primarily by a $46.7 million, or 7.7%, decrease in service charges on deposits due to lower consumer and commercial NSF fees. Growth in ATM fees, interchange fees, trading profits, and other fees was offset by a decline in internal sales credits from other lines of business.

Total noninterest expense increased $529.7 million, or 26.5%, over the first nine months of 2008. FDIC insurance expense increased $99.0 million due to higher deposit balances and increased premium rates. Credit-related expense including operating losses, collections services, and other real estate, in total, increased $98.9 million. Also, in the first quarter of 2009, a charge of $299.2 million related to the impairment of goodwill related to the Commercial Real Estate and Affordable Housing businesses was recognized due to deterioration in real estate market conditions. The cyclical downturn has impacted commercial real estate asset values, which has depressed expected earnings in those businesses. We remain committed to the clients, products, and services of the impacted businesses and believe that the longer term growth prospects of these businesses are strong.

Corporate and Investment Banking

Nine Months Ended September 30, 2009 vs. 2008

Corporate and Investment Banking’s net income for the nine months ended September 30, 2009 was $97.2 million, a decrease of $49.6 million, or 33.8%, compared to the same period in 2008. The decline was primarily driven by a $271.2 million increase in provision for loan losses partially offset by a $145.4 million or 56.6% increase in capital markets related noninterest income.

Net interest income was $290.1 million, an increase of $65.5 million, or 29.1%, from the prior year. The increase was primarily driven by loan growth and improved loan spreads. Loan net interest income increased $66.8 million, or 45.2%, as average loan balances increased $1.1 billion, or 5.2%, primarily due to higher revolver utilization by large corporate clients. Utilization ratios have recently begun declining and are expected to continue to decline as businesses de-leverage. Average loans in the third quarter of 2009 declined $2.2 billion, or 9.9%, on a linked quarter basis. Average consumer and commercial deposits increased $673.7 million, or 10.6%, mainly in commercial demand and money market accounts. Deposit-related net interest income increased $3.5 million, or 5.7%, due to increased average balances partially offset by spread compression related to the relative value assigned to demand deposits.

Provision for loan losses was $273.4 million, as net charge-offs increased $271.2 million from the prior year driven primarily by a few large corporate borrowers operating in economically cyclical industries.

Total noninterest income increased $118.0 million, or 26.6%, over the prior year. Capital markets-related noninterest income increased $145.4 million, or 56.6%, primarily due to performance in debt and equity originations, equity derivatives, fixed income sales and trading, and asset securitization. In addition to the strong performance in capital markets, loan and treasury management related fees also increased. These increases were partially offset by higher reserves on private equity investments and equipment write downs on terminated leases.

Total noninterest expense was $423.6 million, an increase of $15.0 million, or 3.7%. The increase was primarily due to higher operating losses, reserves for unfunded liquidity facilities and FDIC expense. Additionally, an increase in pension expense was offset by lower compensation expense, other staff related expenses, as well as a decline in outside processing and software expenses.

Household Lending

Nine Months Ended September 30, 2009 vs. 2008

Household Lending reported a net loss of $1.0 billion for the nine months ended September 30, 2009 compared with a net loss of $387.5 million for the same period in 2008. The lower earnings were driven by goodwill impairment and higher credit-related costs resulting from deterioration in real estate market conditions. Partially offsetting these costs were higher mortgage production and servicing income.

Net interest income was $600.3 million for the nine months ended September 30, 2009, up $46.0 million, or 8.3%, primarily due to higher net interest income on loans held for sale. Average loans held for sale increased $0.3 billion which contributed $61.5 million to the increase in net interest income primarily due to reduced funding costs resulting from lower short-term rates. Average total loans declined $2.0 billion, or 4.4%, while the resulting net interest income declined $37.3 million, or 9.0%. Consumer mortgages and construction to perm loans declined a combined $3.6 billion, or 11.6%, resulting in a $68.2 million decline in loan-related net interest income. Additionally, nonaccrual loans increased $1.1 billion, resulting in a net interest income reduction of $33.2 million. Partially offsetting these declines was a $1.0 billion increase in student loans and bank card loans, which increased net interest income $67.9 million. Total investments declined $3.3 billion, or 86.8%, reducing net interest income $14.8 million. Lower funding charges for other nonearning assets increased net interest income $20.8 million compared with the prior year while deposit-related net interest income increased $11.5 million principally due to higher volume as average deposits increased $1.0 billion, or 42.6%.

Provision for loan losses increased $633.3 million principally due to higher consumer mortgages and home equity line net charge-offs as well as the recording of certain fraud-related losses in the allowance for loan losses beginning in the first quarter of 2009.

Total noninterest income increased $327.7 million driven by higher mortgage production and servicing income. Total mortgage production income increased $228.3 million, or 109.8%, principally due to income from higher loan production volume at improved margins on current production partially offset by reserves for losses related to the probable repurchase of mortgage loans that were sold in prior periods. Total mortgage loan production for the nine months ended September 30, 2009 was $41.7 billion, up 42.8% from $29.2 billion the prior year but was down 31% on a sequential quarter basis. Total servicing income increased $139.4 million primarily due to recovery of impairment on mortgage servicing rights carried at the lower of amortized cost or market. At September 30, 2009 total mortgage loans serviced were $177.6 billion, up $18.3 billion, or 11.5% from $159.3 billion at September 30, 2008. Other income declined $40.1 million principally due to lower insurance income and securities losses.

Total noninterest expense increased $492.7 million, or 50.4%. The increase was primarily due to a $451.9 million charge related to goodwill impairment in first quarter of 2009. Other credit-related expense, principally reserves for mortgage reinsurance losses, other real estate and collection costs also increased. Additionally, staff expense was up $91.1 million principally due to higher commissions expense resulting from higher loan production. The increases were partially offset by a $158.6 million decrease in operating losses primarily due to a change in classification related to borrower misrepresentation and claim denials. Beginning in 2009, these losses were recorded as charge-offs against the allowance for loan losses and were included in the overall allowance for loan losses.

Wealth and Investment Management

Nine Months Ended September 30, 2009 vs. 2008

Wealth and Investment Management’s net income for the nine months ended September 30, 2009 was $40.2 million, a decrease of $103.4 million compared to the same period in 2008. The decrease in net income was primarily due to the sales of First Mercantile Trust and Lighthouse Investment Partners in 2008 and the resulting reduction in noninterest income partially offset by lower noninterest expense. The reduction in net income was partially offset by the market valuation loss on an acquired security in the third quarter of 2008 and an impairment charge on a client-based intangible asset in the second quarter of 2008.

Net interest income decreased $18.6 million, or 7.7%, as higher average loan and deposit balances were more than offset by spread compression. Average loans increased $0.1 billion, or 1.4%, while loan-related net interest income declined $4.2 million, or 4.1%, due to slightly reduced spreads. Average consumer and commercial deposits increased $1.2 billion, or 12.1%, primarily in consumer NOW and money market accounts. The resulting deposit-related net interest declined $13.9 million, or 9.2%, driven by the change in mix as well as the decrease in the rate environment which drove a decrease in the relative value of demand deposits.

Provision for loan losses increased $44.6 million primarily due to higher consumer and commercial net charge-offs.

Total noninterest income decreased $217.6 million, or 28.6%, primarily due to an $89.4 million gain on sale of a minority interest in Lighthouse Investment Partners in the first quarter of 2008, $50.1 million decline due to the sale of First Mercantile Trust inclusive of a $29.6 million gain on sale in the second quarter of 2008, and a reduction in trust income and retail investment income due to declines in assets under management. Partially offsetting those declines, trading gains and losses increased $67.3 million primarily due to a $63.5 million market valuation loss on a security purchased from our RidgeWorth subsidiary in the third quarter of 2008. Trust income decreased $110.8 million, or 23.9%, primarily due to lower market valuations on managed equity assets, investment advisory fee waivers on managed liquidity funds, migration of money market fund assets into deposits, and the sale of First Mercantile Trust. Retail investment income declined $56.4 million, or 26.6%, due to lower annuity sales and a decline in assets in managed accounts due to market valuations.

As of September 30, 2009, assets under management were approximately $114.3 billion compared to $129.5 billion as of September 30, 2008. Assets under management include individually managed assets, the RidgeWorth Funds, managed institutional assets, and participant-directed retirement accounts. SunTrust’s total assets under advisement were approximately $199.9 billion, which includes $114.3 billion in assets under management, $46.6 billion in non-managed trust assets, $30.8 billion in retail brokerage assets, and $8.2 billion in non-managed corporate trust assets.

Total noninterest expense decreased $119.3 million, or 15.7%, which includes a $45.0 million impairment charge on a client based intangible incurred in the second quarter of 2008. The remaining $74.3 million, or 9.8%, decline was driven by lower staff, structural, discretionary, and overhead expense. Employee compensation declined $69.8 million, or 18.9%, resulting from reduced headcount and lower incentive payments while other staff, customer development, and advertising expense declined a combined $9.9 million, or 45.4%. Other expense also declined $19.8 million primarily due to the sale of First Mercantile Trust and reduced clearing costs related to retail investment income. These decreases were partially offset by higher pension expense, higher operating losses, other real estate expense, indirect support cost, and FDIC expense.

Corporate Other and Treasury

Nine Months Ended September 30, 2009 vs. 2008

Corporate Other and Treasury’s net income for the nine months ended September 30, 2009 was $280.5 million, a decrease of $505.0 million, or 64.3%, from the same period in 2008. The decrease was mainly due to a reduction in securities gains due to the sale and contribution of Coke stock in the second and third quarters of 2008 and an increase in noninterest expenses primarily due to the FDIC insurance special assessment recognized in the second quarter of 2009.

Net interest income increased $201.1 million compared to the same period in 2008 mainly due to an increase in income on receive-fixed interest rate swaps employed as part of an overall interest rate risk management strategy. Total average assets increased $5.0 billion, or 24.6%, mainly due to the additions to the investment portfolio, primarily lower risk U. S. Agency mortgage-backed securities. Total average deposits decreased $8.9 billion, or 59.6%, mainly due to a decrease in brokered and foreign deposits, as we reduced our reliance on wholesale funding sources.

Total noninterest income decreased $957.0 million compared to the same period in 2008. Securities gains decreased $620.3 million mainly due to a $53.9 million gain, net of other-than-temporary impairment of $8.0 million in 2009 compared to a $732.2 million gain on the sale and contribution of Coke stock in 2008 and $55.6 million in market value impairment in 2008 primarily related to certain asset-backed securities that were classified as available for sale and estimated to be other-than-temporarily impaired, triggering accounting recognition of the unrealized loss in earnings. Trading gains decreased $396.8 million due to lower gains on our public debt and related hedges carried at fair value as our credit spreads improved during 2009. Additionally, the first nine months of 2009 included a $112.1 million gain on Visa Class B shares, compared to the same period in 2008 which included a $172.8 million loss on certain ARS, a $81.8 million gain from the sale of a fuel card and fleet management subsidiary, an $86.3 million gain on our holdings of Visa in connection with its initial public offering, a $37.0 million gain on sale/leaseback of real estate properties, and $21.1 million of merchant card fee income generated by Transplatinum in 2008.

Total noninterest expense decreased $86.1 million compared to the same period in 2008. The decrease was mainly due to the recognition of $183.4 million in expense related to the contribution of Coke shares to the SunTrust charitable foundation in the third quarter of 2008. The decrease was partially offset by a $78.9 million increase in FDIC insurance expense primarily due to the special assessment recorded in the second quarter of 2009. While the special assessment was recorded in the Other line of business, the increase in base FDIC premium expenses was recognized within the lines of business. Also 2009 included a $7.0 million accrual for Visa litigation compared to $19.1 million reversal of a portion of the Visa litigation in 2008.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Market Risk Management” in the MD&A, at pages 89 through 94, which is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. However, the Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance, but can provide reasonable assurance, that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities in 2009:	Table 16

	Common Stock				Series A Preferred Stock Depositary Shares[1]
	Total number of shares purchased[2]	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs[3]	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1-31	-	-	-	30,000,000	-	-	-	-
February 1-28	-	-	-	30,000,000	-	-	-	-
March 1-31	-	-	-	30,000,000	-	-	-	-

Total first quarter 2009	-	-	-		-	-	-	-

April 1-30	-	-	-	30,000,000	-	-	-	-
May 1-31	-	-	-	30,000,000	-	-	-	-
June 1-30	-	-	-	30,000,000	12,569,104	17.50	12,569,104	10,000,000	[4]

Total second quarter 2009	-	-	-		12,569,104	17.50	12,569,104	10,000,000

July 1-31	-	-	-	30,000,000	530,470	15.39	530,470	9,469,530	[4]
August 1-31	-	-	-	30,000,000	-	-	-	-
September 1-30	-	-	-	30,000,000	-	-	-	-

Total third quarter 2009	-	-	-		530,470	15.39	530,470	9,469,530

Total year-to-date 2009	-	-	-		13,099,574	17.41	13,099,574	9,469,530

1On September 12, 2006, SunTrust issued and registered under Section 12(b) of the Exchange Act 20 million Depositary Shares, each representing a 1/4,000th interest in a share of Perpetual Preferred Stock, Series A. On June 30, 2009, the Company repurchased a portion of its Series A preferred stock as part of a publicly announced tender offer dated June 1, 2009. The tender offer represented an acceleration of the Company’s previously announced capital plan framework to increase its Tier 1 common equity in response to the Federal Reserve’s Supervisory Capital Assessment Program. The Company repurchased $314.2 million face amount of preferred stock at $17.50 per share ($25 par value), which equates to 12,569,104 Depositary Shares. On July 28, 2009, the Company repurchased an additional $13.3 million face amount of preferred stock at $15.39 per share ($25 par value), which equates to 530,470 Depositary Shares. As of September 30, 2009, 6,900,426 Depositary Shares remain outstanding.

2This figure includes shares repurchased pursuant to SunTrust’s employee stock option plans, pursuant to which participants may pay the exercise price upon exercise of SunTrust stock options by surrendering shares of SunTrust common stock which the participant already owns. SunTrust considers shares so surrendered by participants in SunTrust’s employee stock option plans to be repurchased pursuant to the authority and terms of the applicable stock option plan rather than pursuant to publicly announced share repurchase programs. For the nine months ended September 30, 2009, zero shares of SunTrust common stock were surrendered by participants in SunTrust’s employee stock option plans.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 3rd day of November, 2009.

SunTrust Banks, Inc. (Registrant)

/s/ Thomas E. Panther
Thomas E. Panther
Senior Vice President and Controller
(On behalf of the Registrant and as Chief
Accounting Officer)